Form 10-K
period 1996-12-31
CORNING CLINICAL LABORATORIES INC
filed 1997-03-19
CIK 1022079

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of
                                     1934

                  For the Fiscal Year ended December 31, 1996
                        Commission file number 1-12215
                                   ---------


                         QUEST DIAGNOSTICS INCORPORATED
                    --------------------------------------
             (formerly known as Corning Clinical Laboratories Inc.)

                               One Malcolm Avenue
                               Teterboro, NJ 07608
                                 (201) 393-5000

              DELAWARE                                  16-1387862
-------------------------------------    ---------------------------------------
      (State of Incorporation)           (I.R.S. Employer Identification Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                               Name of Each Exchange on Which
                                                            Registered

Common Stock with attached                        New York Stock Exchange
Preferred Share Purchase Right

10.75% Senior Subordinated Notes due 2006         New York Stock Exchange

Securities registered pursuant to                 None
Section 12(g) of the Act:

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

As of March 17, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $466 million, based on the closing price on such date of the Company's Common Stock on the New York Stock Exchange.

As of March 17, 1997, there were outstanding 29,362,998 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference: None

                                    PART I

Item 1. Business

Overview

     Quest Diagnostics Incorporated, a Delaware corporation formerly known as Corning Clinical Laboratories Inc., is one of the largest clinical laboratory testing companies in the United States. Quest Diagnostics Incorporated and its subsidiaries are collectively referred to as "Quest Diagnostics" or the "Company." The Company offers a broad range of routine and esoteric testing services used by the medical profession in the diagnosis, monitoring and treatment of disease and other medical conditions. The Company currently processes approximately 60 million requisitions each year.

     The Company is the successor by merger to MetPath Inc. ("MetPath"), a New York corporation organized in 1967. Corning Incorporated ("Corning") acquired MetPath in 1982 and in 1992 merged MetPath into the Company, which had been organized in 1990 as a holding company. On December 31, 1996, Corning distributed all of the outstanding shares of common stock of the Company to the stockholders of Corning, with one share of the Company's common stock being distributed for each eight shares of common stock of Corning outstanding on December 31, 1996. This distribution was followed immediately by the distribution to the stockholders of the Company of all of the outstanding common stock of Covance Inc. ("Covance") (a contract research organization previously known as Corning Pharmaceutical Services Inc.) with one share of Covance's common stock being distributed for each four shares of common stock of Corning outstanding on December 31, 1996. These two distributions are collectively referred to as the "Spin-Off Distribution."

     Since its founding in 1967, the Company's clinical laboratory testing business has grown into a network of 17 regional laboratories across the United States and an esoteric testing laboratory (previously known as Nichols Institute)("Nichols") located in San Juan Capistrano, California. In addition, the Company has 15 smaller branch laboratories, including one located in Mexico City, Mexico; approximately 200 STAT laboratories; and approximately 850 patient service centers located throughout the United States. A substantial portion of this growth has resulted from acquisitions. See "Acquisitions and Dispositions."

     The principal executive offices of the Company are located at One Malcolm Avenue, Teterboro, New Jersey 07608, telephone number: (201) 393-5000.

Recent Organizational Changes

     Between 1990 and 1995, Corning tripled the size of its clinical laboratory testing business, principally through acquisitions. Prior management pursued a strategy of growth through acquisitions, including diversification outside of the clinical laboratory testing business. As a result of difficult integrations and increased pricing pressures and regulatory complexity in the clinical testing industry, a new strategy was needed. In May 1995, Corning responded by appointing Kenneth Freeman, then an Executive Vice President of Corning, as President and Chief Executive Officer of the Company, who was charged with the responsibility to formulate a new strategy. Mr. Freeman has over 24 years of key financial and managerial experience at Corning, including serving as the general manager of Corning's science products division and the President and Chief Executive Officer of Corning Asahi Video Products Company. Under Mr. Freeman's leadership, profitability of these operations increased.

     Mr. Freeman immediately suspended the Company's acquisition program. Under his direction, the Company began to refocus on its core clinical laboratory testing business and reorganize its senior management team. As a result, the Company is in the process of implementing its best practices in each region throughout the Company; standardizing processes and systems; analyzing the cost of serving various customers; intensifying efforts to correct persistent billing errors to both enhance customer satisfaction and reduce the cost of billing operations; enhancing its compliance program to audit and correct system defaults and to better train employees in the laws and rules governing the industry; and improving communications with employees by improving systems and the type and amount of current information available to employees.

     Mr. Freeman revamped the senior management team by appointing four new senior executives and changing the responsibilities of five other senior executives. Additionally, approximately one-half of the existing laboratory facility general managers were replaced.

     Mr. Freeman also changed the management structure, appointing three of the senior executives to newly created key positions--Douglas VanOort, who focuses exclusively on laboratory operations, Don Hardison, who focuses on commercial activities, and Dr. Gregory Critchfield, who leads the efforts in the areas of science and medicine and pursues innovations. All three report directly to Mr. Freeman. The Company believes that this new management structure has greatly enhanced the Company's ability to pursue its business strategy. Mr. VanOort and the regional and local operations leaders who report to him focus their primary attention on laboratory operations, efficiencies and standardization. Mr. Hardison and the regional and local commercial leaders who report to him develop and coordinate national, regional and local sales and marketing efforts, and cultivate national and regional client relationships and provider alliances. Dr. Critchfield pursues scientific excellence in the laboratory as well as seeks out, develops and assimilates those new tests and technologies that will differentiate the Company and help propel its growth in the future.

     This three-prong management structure is designed to implement the Company's business strategy to make the Company the best supplier (i.e., lowest-cost, highest quality) of quality testing services; the preferred partner to large health care purchasers of fairly priced and useful health care services and information; and the industry's leading innovator of new clinical tests, methodologies and services.

Business Strategy

     The Company's overall goal is to be recognized by its customers, employees and competitors as the best provider of comprehensive and innovative diagnostic testing, information and services. To achieve this, the Company has set several strategic goals and put in place organizational structures to implement them.

     Best Supplier. The Company seeks to be the best supplier of the highest quality and the lowest-cost testing services. Health care providers and patients expect accurate, timely and consistent laboratory test results at a fair price.

   [bullet] Lowest Cost Provider. Currently, approximately 28% of the Company's net revenues are from laboratories that the Company believes are the lowest-cost providers in their respective markets. Management believes that these laboratories are the lowest cost providers in their respective markets based on its knowledge of such markets and information obtained in acquiring other laboratories. The Company currently receives approximately 60 million requisitions for testing each year. Currently, the Company's average cost per requisition varies significantly among its regional laboratories: an approximately $8.00 difference in cost per requisition between the most efficient regional laboratory and the average and an approximately $13.00 difference in cost per requisition between the most and the least efficient regional laboratories. In many cases, these variations do not relate to testing volumes or mixes, space costs, service requirements or regional labor cost differences. To reduce costs, the Company has begun to replicate the best practices from each region throughout its national network. Standardization of processes, equipment and supplies, as well as leveraging of the Company's purchasing power, is part of this strategy. While the Company's overall program of standardization is in a preliminary stage, the Company has already selected its standard clinical instruments and has selected its national vendors for laboratory supplies, temporary services and personal computers. Management expects to achieve significant cost savings within the next three years as these programs are fully implemented, the majority of which are expected to be achieved by the end of 1998.*

   [bullet] Highest Quality Provider. The Company is dedicated to providing accurate and timely testing results and to being viewed by its customers as the highest quality provider of clinical testing services. The Company believes that implementation of best practices already developed in certain regions will permit the Company to be viewed by its customers as the highest quality provider of clinical testing services. For example, as part of its best practices policy, the Company is identifying the most common service failures in each regional laboratory and establishing procedures to substantially reduce these service failures. Management

--------------
 * This is a forward looking statement and is based on current expectations. Actual results may vary materially from those projected. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular see factors (c),
   (d), (g) and (j).

     believes that implementing these best practices will increase the level of quality while lowering costs.* Historically, the Company's experience has been that the regions with the highest quality of services have also had the lowest costs.

     Preferred Partner. The Company seeks to be the preferred provider of laboratory testing services to existing and new health care networks on a selective basis determined by profitability of accounts. The Company believes that it will become the preferred partner to these networks as (1) large networks typically prefer to utilize large independent clinical laboratories that can service them on a national or regional basis and (2) the Company continues to pursue its primary strategy of becoming the highest quality, lowest cost provider. To achieve this, the Company will employ a rigorous national and regional process to identify prospective customers and to efficiently allocate resources to support these efforts. The Company will also pursue innovative alliances and seek to assist its partners in achieving their business objectives.

   [bullet] Account Profitability. The Company intends to refocus its sales efforts on pursuing and keeping profitable accounts. The Company is engaging in an active program with current accounts, including those with managed care organizations, to evaluate their profitability and either increase pricing or eliminate accounts that cannot be serviced profitably. Throughout the independent clinical laboratory industry, there are substantial differences in pricing among, as well as the cost of serving, various categories of payors and health care providers. The Company is beginning to provide clear pricing guidelines to its sales force and is changing its commission structure so that compensation is tied to the profitability of (rather than revenues from) business. Management expects to achieve significant benefits from these programs within the next three years, the majority of which are expected to be achieved by the end of 1998.**

   [bullet] Regional Profitability. The Company presently believes that it has the leading market share among independent clinical laboratories in most routine testing markets of the northeast, mid-Atlantic and midwest regions. Approximately 68% of the Company's revenues and almost all of its earnings before net interest, taxes, depreciation and amortization ("EBITDA") are generated from these markets. In most of these markets, the Company believes that it also is the lowest cost provider. The Company is evaluating its strategic alternatives relative to units whose profitability does not meet its internal goals. These alternatives may include asset swaps, joint ventures, alliances, or dispositions. In the interim, the Company will continue to drive its core strategy in these regions. The Company may also make selected local acquisitions where appropriate.

     Leading Innovator. The Company intends to remain a leading innovator in the clinical laboratory industry by continuing to introduce new tests, technology and services. Through its relationship with the academic community and pharmaceutical and biotechnology firms and its own internal research and development the Company believes it is one of the leaders in transferring innovation from academic biotechnology laboratories to the market. For example, the Company has been informed by its licensors that it is currently the only independent clinical laboratory that is using both molecular signal amplification (branched DNA) and polymerase chain reaction (PCR) technologies for HIV testing. These technologies permit the detection of lower levels of HIV than can be achieved using other technologies, which in turn permits health care providers to better tailor drug therapies for HIV-infected patients. The Company's esoteric laboratory located in San Juan Capistrano continues to be one of the leading esoteric testing laboratories in the world. This esoteric laboratory serves approximately 2,000 of the country's estimated 6,400 hospitals and counts among its largest customers other independent clinical laboratory companies. The Company hopes to leverage its existing relationships with hospitals into increased routine testing for hospitals, which continue to perform over half of the clinical laboratory testing in the United States.

The Clinical Laboratory Testing Industry

     Clinical testing is a critical component in the delivery of quality health care service to patients. Currently, clinical laboratory testing is the first step in determining how a significant amount of all health care dollars are spent.

--------------
 * This is a forward looking statement and is based on current expectations. Actual results may vary materially from those projected. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular see factors (b),
   (c), (d), (f) and (j).

** This is a forward looking statement and is based on current expectations.
   Actual results may vary materially from those projected. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular see factors (a),
   (b), (c), (d), (f) and (i).

Laboratory tests and procedures are used generally by physicians and other health care providers to assist in the diagnosis, evaluation, detection, monitoring and treatment of diseases and other medical conditions through the measurement and analysis of chemical and cellular components in blood, tissues and other specimens. Clinical laboratory testing is generally categorized as either clinical testing, which is performed on body fluids such as blood and urine, or anatomical pathology testing, which is performed on tissue and other samples, including human cells. Clinical and anatomical pathology procedures are frequently ordered as part of regular physician office visits and hospital admissions. Most clinical laboratory tests ordered by health care providers are considered "routine" and can be performed by most independent clinical laboratories, while "esoteric" tests (which generally require more sophisticated equipment, materials and personnel) are generally referred to laboratories, such as the Company's facility in San Juan Capistrano, that specialize in such tests.

     The Company believes that in 1995 the entire United States clinical laboratory industry had revenues exceeding $30 billion. The clinical laboratory industry consists primarily of three types of providers: hospital-affiliated laboratories, independent clinical laboratories, such as those owned by the Company, and physician-office laboratories. The Company believes that in 1995 approximately 56% of the clinical testing revenues in the United States were attributable to hospital-affiliated laboratories, approximately 36% were attributable to independent clinical laboratories and approximately 8% were attributable to physicians in their offices and laboratories.

     The Company believes that a number of factors are likely to positively influence the volume of clinical laboratory testing performed in the United States in the future, including (1) the general aging of the population in the United States; (2) an expanded base of scientific knowledge which has led to the development of more sophisticated specialized tests and an increase in the awareness of physicians of the value of clinical laboratory testing as a cost-effective means of early detection of disease and monitoring of treatment;
(3) an increase in the number and types of tests which are, due to advances in technology and increased cost efficiencies, readily available on a more affordable basis to physicians; (4) expanded substance-abuse testing by corporations and governmental agencies; and (5) increased testing for sexually transmitted diseases such as AIDS. The impact of these factors is expected to be offset in part by increased controls over the utilization of clinical laboratory tests by Medicare and other third party payors. In addition, as a result of its focus on account profitability, the Company expects to eliminate certain accounts that cannot be serviced profitably, which will negatively affect volume. See "Business Strategy-Preferred Partner-Account Profitability."

     The Company believes that the clinical laboratory industry will continue to be subject to pricing pressures as a result of (1) continued growth of the managed care sector; (2) a shift toward capitated payment contracts within the managed care sector; and (3) decreases in Medicare reimbursement rates. In addition, increased regulatory requirements in the billing of tests to Medicare are expected to result in reimbursement reductions and additional costs to clinical laboratory testing companies in the United States. The Company has formulated strategies to address these challenges. See "Business Strategy."

Services

     The Company's laboratory business is comprised of routine testing, which the Company's management estimates currently generates approximately 88% of the Company's net laboratory revenues; and esoteric testing, which is performed at the esoteric testing facility in San Juan Capistrano and which the Company's management estimates generates approximately 10% of the Company's net laboratory revenues. The balance of the Company's net revenues is derived principally from the manufacture of clinical laboratory test kits.

      Routine Testing Services and Operations. Routine tests, which are performed at the Company's regional laboratories, include procedures in the area of blood chemistry, hematology, urine chemistry, virology, tissue pathology and cytology. Commonly ordered individual tests include red and white blood cell counts, Pap smears, blood cholesterol level tests, HIV-related tests, urinalyses, pregnancy tests, and alcohol and other substance-abuse tests. Routine test groups include tests to determine the function of the kidney, heart, liver and thyroid, as well as other organs, and several health screens that measure various important bodily health parameters.

     The Company provides services through 17 regional laboratories located in major metropolitan areas throughout the United States, as well as 14 branch laboratories, approximately 200 STAT laboratories and 850 patient service centers. The Company also operates a branch laboratory in Mexico. Regional laboratories offer a full line of routine clinical testing procedures. "STAT" laboratories are local laboratory facilities where the Company can quickly perform and report results of certain routine tests for customers that require such emergency testing services. "Branch laboratories" have a test menu that is smaller than that of regional laboratories but larger than that of STAT laboratories. A "patient service center" is a facility maintained by the Company, typically in or near a medical professional building, to which patients can be referred by physicians for specimen collection.

     The Company operates 24 hours a day, 365 days a year, utilizing a fully integrated collection and processing system. The Company generally performs and reports most routine procedures within 24 hours, employing a variety of sophisticated and computerized laboratory testing instruments. On an average work day, the Company processes approximately 220,000 requisitions. The Company provides daily pickup of specimens from most customers principally through an in-house courier system. The specimens are sent to one of the Company's laboratories (generally a regional or branch laboratory) where one or more tests are performed.

     Each patient specimen is accompanied by a test requisition form, which is completed by the customer, that indicates the tests to be performed and provides the necessary billing information. Each specimen and related requisition form is checked for completeness and then given a unique bar-coded identification number. The unique identification number assigned to each specimen helps to assure that the results are attributed to the correct patient. The requisition form is sent to a data entry department where a file is established for each patient and the necessary testing and billing information is entered. Once this information is entered into the computer system, the tests are performed and the results are entered, primarily through computer interface or manually, depending upon the type of testing equipment involved. Most of the Company's automated testing equipment is directly linked with the Company's information systems. Most routine testing is performed and completed during the evening and test results are readied for distribution the following morning either electronically or by service representatives. Many customers have local printer capabilities enabling laboratory medical reports to be printed in their offices. Customers who request that they be called with a result are so notified in the morning. It is the Company's policy to notify the customer immediately if a life-threatening result is found at any point during the course of the testing process.

     Esoteric Testing Services and Operations. As a result of the acquisition of Nichols in 1994, the Company operates one of the leading esoteric clinical testing laboratories in the world. Esoteric tests are performed in cases where the information provided by routine tests is not specific enough or is inconclusive as to the existence or absence of disease or when a physician requires more information. Typically, unlike routine testing, only one test is ordered and performed per requisition. The logistics for esoteric testing are similar to that for routine testing except that, due to the complexity of the testing, approximately 60% of the tests are performed within 24 hours, with almost all of the rest being performed within one week.

     Esoteric tests generally require more sophisticated equipment and materials as well as more highly skilled personnel to perform test procedures and analyze results than what are required for routine testing. Consequently, esoteric tests are generally priced substantially higher than routine tests. New medical discoveries lead to the development of new esoteric tests. However, over time esoteric tests may become routine tests as a result of improved technology or increased volume. The volume of esoteric tests required by most health care providers, including hospitals, is relatively low compared to the volume of routine tests. Because it is generally not cost effective for such health care providers to perform the low volume of esoteric tests in-house, a significant portion of esoteric tests are referred to clinical laboratories like the Company's esoteric laboratory in San Juan Capistrano that specialize in such tests. Some examples of esoteric testing procedures include capillary electrophoresis, cell culture technology, certain chemiluminescent immunoassays, certain enzyme immunoassays, flow cytometry, fluorescent in situ hybridization
(FISH), inductively coupled plasma mass spectroscopy (ICPMS), molecular tissue pathology, molecular signal amplification (branched DNA), and polymerase chain reaction (PCR) technologies.

     The Company's esoteric testing laboratory is comprised of 18 individual laboratory departments, which offer tests or "assays" in such fields as endocrinology, genetics, immunology, microbiology, molecular biology, oncology, serology, special chemistry and toxicology. The Company believes that it has been one of the leaders in transferring technological innovation from academic biotechnology laboratories to the marketplace. Nichols was the first to introduce a number of esoteric tests, including immunoassay methods for measurement of circulating hormone levels and sensitive tests to predict breast cancer prognosis. Among more recent developments have been tests to detect a variety of tumor types, a common form of mental retardation, leukemia, cystic fibrosis, osteoporosis, hepatitis and neurological disorders and to monitor the success of therapy for cancer and AIDS. The branched DNA and PCR technologies permit the detection of lower levels of HIV than can be achieved under other technologies. The ability to measure the amount of HIV permits health care providers to better tailor drug therapies for HIV-infected patients. These techniques can be applied to a variety of infectious agents. The Company has also expanded its capabilities in molecular diagnostics by offering important gene sequencing testing for an inherited cancer disorder in endocrinology (the Ret gene). As part of its research and development efforts, the Company maintains a relationship with the academic community through its Academic Associates program, under which approximately sixty scientists from academia and biotechnology firms work directly with the Company's staff scientists to monitor and consult on existing test procedures and develop new esoteric test methods. In addition, the Company relies on internal resources for the development of new tests as well as on license arrangements and co-development agreements with biotechnology companies and academic medical centers.

     The Company also provides clinical laboratory testing in connection with pre-marketing clinical trials of pharmaceutical drugs. Net revenues from such testing accounted for less than 1% of the Company's net revenues in 1996.

     Diagnostics. Through its Nichols Institute Diagnostics ("NID") subsidiaries, which were acquired as a result of the acquisition of Nichols in August 1994, the Company manufactures and markets clinical laboratory kits primarily for esoteric testing. Test kits are sold principally to hospital and clinical laboratories.

Customers and Payors

     The Company provides testing services to a broad range of health care providers. The primary types of customers served by the Company are as follows:

     Independent Physicians and Physician Groups. Physicians requesting testing for their patients who are unaffiliated with a managed care plan remain the principal source of the Company's clinical laboratory business. Fees for clinical laboratory testing services rendered for these physicians are billed either to the physician, to the patient, or to the patient's third-party payor such as insurance companies, Medicare and Medicaid. In four states, including New York and Michigan, the Company is required to bill patients directly. The clinical laboratory industry is supporting legislative efforts to expand direct patient billing. Billings are typically on a fee-for-service basis. If the billings are to the physician, they are based on the laboratory's wholesale or customer fee schedule and are typically subject to negotiation. Otherwise, the billings are based on the laboratory's retail or patient fee schedule, subject to limitations on fees imposed by third parties and to negotiation by physicians on behalf of their patients. Reimbursement from Medicare and Medicaid billings is based on fee schedules set by governmental authorities. See "Regulation and Reimbursement."

     HMOs and Other Managed Care Groups. HMOs and other managed care organizations typically contract with a limited number of clinical laboratories and then designate the laboratory or laboratories to be used for tests ordered by their participating physicians. In an effort to control costs, the managed care groups generally negotiate discounts to the fees usually charged by such laboratories or negotiate capitated payment contracts, whereby the clinical laboratory receives a monthly fee per individual. The fixed monthly payment generally covers all laboratory tests performed during the month, regardless of the number or cost of tests actually performed. Such contracts shift the risks of additional routine testing beyond that covered by the capitated payment to the clinical laboratory. In certain cases, however, the monthly payment may be subject to prospective or retroactive adjustment if the number of tests performed exceeds (or is less than) certain thresholds. The types of tests covered by capitated contracts are negotiated for each contract, with esoteric tests and anatomic pathology services generally not being covered under the capitation rate. Large regional and national HMOs and preferred provider organization networks typically prefer to utilize large independent clinical laboratories such as the Company that can service the managed care groups on a national or regional basis. See "Effect of the Growth of the Managed Care Sector on the Clinical Laboratory Business."

     Hospitals. The Company serves approximately 3,000 hospitals with services that vary from providing esoteric testing to management contracts, where the Company manages the hospital's laboratory for a fee. Hospitals generally maintain an on-site laboratory to perform testing on patients receiving care and refer less frequently needed procedures and highly specialized procedures to outside laboratories. Hospitals are typically charged for such tests on a negotiated fee-for-service basis which is based on the laboratory's customer fee schedule. Some hospitals actively encourage community physicians to send their testing to the hospital's laboratory. In addition, some hospitals have been purchasing physician practices and requiring that the physicians/employees send their testing to the hospital's affiliated laboratory. As a result, hospital-affiliated laboratories can be both a customer and a competitor for independent clinical laboratories such as the Company.

     Other Institutions. The Company also serves other institutions, including governmental agencies, such as the Department of Defense and prison systems, large employers and independent clinical laboratories that do not have the full range of the Company's testing capabilities. These institutions are typically charged on a negotiated or bid fee-for-service basis. The Company's services to employers principally involve the provision of substance abuse testing services.

     In 1996, no single customer or affiliated group of customers accounted for more than 2% of the Company's net revenues. The Company believes that the loss of any one of its customers would not have a material adverse effect on the Company's results of operations or cash flows.

     Payors. Most clinical laboratory testing is billed to a party other than the "customer" that ordered the test. Tests performed for various patients of a single physician may be billed to different payors besides the ordering physician, including third-party payors (generally an insurance company or managed care organization), Medicare, Medicaid or the patient.

     The following table sets forth current estimates of the breakdown by payor of the Company's total volume of requisitions and average approximate revenues per requisition:

                                                      Requisition Volume as
                                                          % of Total           Revenue Per Requisition
                                                     -----------------------   -------------------------
Patient ............................................       5%-10%                       $60-$80
Medicare & Medicaid ................................       20%-25%                      $20-$30
Monthly Bill (Physician, Hospital, Employer, Other).       35%-40%                      $15-$35
Third Party Fee-For-Service ........................       15%-20%                      $30-$40
Managed Care-Capitated .............................       15%-20%                      $ 5-$15

     For a discussion of the mix shift and the impact of the managed care sector on volume and price trends, see "Effect of the Growth of the Managed Care Sector on the Clinical Laboratory Business."

     Average Revenue per Requisition Trends. The Company-wide average revenue per requisition remained relatively stable during 1996 but was lower than in 1995. Average revenue per requisition for the quarters ended September 30, 1996 and December 31, 1996 were approximately 1.7% and 1.6%, respectively, below the comparable periods in 1995. These declines in revenue per requisition were smaller than the approximate 4.8% and 3.6% decline experienced in the first and second quarters of 1996, respectively.

Sales and Marketing

     The Company markets and services its customers through its direct sales force, as well as through its account representatives and couriers. At February 28, 1997 the Company had approximately 320 sales representatives, 230 account representatives and 2,100 couriers.

     Most sales representatives market the mainstream or traditional routine laboratory services primarily to physicians, while others concentrate on individual market segments, such as hospitals or managed care organizations, or on testing niches, such as substance abuse testing. The Company's sales representatives are compensated through a combination of salaries, commissions and bonuses, at levels commensurate with each individual's qualifications and responsibilities. Commissions are based primarily upon the individual's results in generating new business for the Company. The Company is currently changing its commission structure so that compensation is tied to the profitability of (rather than revenues from) business. See "Business Strategy-Preferred Partner."

     The Company's account representatives interact with customers on an ongoing basis. Account representatives monitor the status of services being provided to customers, act as problem-solvers, provide information on new testing developments and serve as the customer's regular point of contact with the Company. Account representatives are compensated with a combination of salaries and bonuses commensurate with each individual's qualifications and responsibilities.

     The Company believes that the clinical laboratory service business is shifting away from the traditional direct sales structure and into one in which the purchasing decisions for laboratory services are increasingly made by managed care organizations, integrated health delivery systems, insurance plans, employers and by patients themselves. In view of these changes, the Company has completed a rigorous regional market strategy and has reorganized its sales and marketing organization structure to support these strategies and emerging customers.

     The Company believes that, given the increasing regulation and complexity of the clinical laboratory marketplace, training of its sales force is of paramount importance. With this goal in mind, since 1995 the Company has enhanced its comprehensive sales training program and compliance training. See "Compliance Program."

Effect of the Growth of the Managed Care Sector on the Clinical Laboratory Business

     The managed care industry is growing as well as undergoing rapid consolidation which has created large managed care companies that control the delivery of health care services for millions of people, and have significant bargaining power in negotiating fees with health care providers, including clinical laboratories. The Company believes that there are opportunities for large, low-cost, clinical laboratories such as the Company to capture additional testing volume from managed care organizations. The larger regional and national managed care organizations typically prefer to utilize large independent clinical laboratories, like the Company, that can service their organizations on a national or a regional basis. In addition, smaller laboratories are unlikely to be able to achieve the low cost structures necessary to profitably service managed care organizations.

     The growth of the managed care sector presents various challenges to independent clinical laboratories, including the Company. Managed care organizations frequently negotiate capitated payment contracts, whereby the clinical laboratory receives a monthly fee per covered individual. The fixed monthly payment generally covers all laboratory tests (excluding certain tests, such as esoteric tests and anatomic pathology services) performed during the month, regardless of the number or cost of the tests performed. Unlike fee-for-service indemnity insurance, such contracts shift the risks of additional routine testing beyond that covered by the capitated payment to the clinical laboratory. In certain cases, however, the monthly payment may be subject to prospective or retroactive adjustment if the number of tests performed exceeds (or is less than) certain thresholds. The Company expects the amount of clinical laboratory testing performed for managed care organizations under capitated rate agreements to continue to grow.

     Laboratory services agreements with managed care organizations have historically been priced aggressively due to competitive pressures and the expectation that a laboratory would capture not only the volume of testing covered under the contract, but also additional fee-for-service business from patients of participating physicians who are not covered under the managed care plan. However, as the number of patients covered under managed care plans continues to increase, there is less such fee-for-service business and, accordingly, less high margin business to offset the low margin (and often unprofitable) managed care business. Furthermore, increasingly, physicians are affiliated with more than one managed care organization and as a result may be required to refer clinical laboratory tests to different clinical laboratories, depending on the coverage of their patients. As a result, a clinical laboratory might not receive any fee-for-service testing from such physicians. The level of pricing charged to managed care organizations, including under capitated payment contracts, if continued, may adversely affect the clinical laboratory industry.

     During 1996, services to managed care organizations under capitated rate agreements accounted for approximately 6% of the Company's net revenues from clinical laboratory testing and approximately 15% of the number of tests performed by the Company. The Company believes that the prices charged by the independent clinical laboratory testing companies to managed care organizations must be increased. The Company is currently reviewing its pricing structures for agreements with managed care organizations and intends to ensure that all such agreements are profitably priced. However, there can be no assurance that the Company will be able to increase the prices charged to managed care organizations or that the Company will not lose market share in the managed care market to other clinical laboratories who continue to aggressively price laboratory services agreements with managed care organizations. The Company believes that the growth of the managed care sector presents both challenges and opportunities. The Company, as part of its preferred partner strategy, will seek to capitalize on the opportunity and meet the challenge by seeking to secure large-volume, profitable managed care contracts through providing low cost, high quality testing services at rational prices.

Expansion Opportunities

     The Company believes that there are several expansion opportunities which it can take advantage of without incurring significant capital expenditures or deploying significant resources.

     Hospital Alliances. In response to the growth of the managed care sector and the developments described under "Effect of the Growth of the Managed Care Sector on the Clinical Laboratory Business," many health care providers have established new alliances. Hospital-physician networks are emerging in many markets in order to offer comprehensive, integrated service capabilities, either to managed care plans or directly to employers.

     Since the Company has traditionally derived a substantial portion of its esoteric testing revenues from referrals from hospitals, which perform approximately half of all clinical laboratory tests in the United States, the Company established a hospital business venture group whose primary goal is to develop additional nontraditional hospital arrangements, including management and consulting agreements, shared service and outsourcing arrangements and joint ventures.

     Under federal cost containment legislation enacted in 1985, treatment provided to hospital inpatients covered by Medicare is classified into diagnosis-related groups ("DRGs") which prescribe the maximum reimbursable payments for all services, including laboratory testing services, provided on behalf of an inpatient under each DRG. As a result of this payment structure, and similar price constraints from managed care organizations and other third-party payors, hospitals have an economic incentive to seek the most cost-effective laboratory testing services for their patients. The Company believes that in many cases, by entering into arrangements such as those described in the preceding paragraph, the Company can improve a hospital laboratory's economic structure and preserve hospital capital that would be required for needed laboratory improvements while providing accurate and timely testing services due to greater economies of scale, increased utilization of expensive testing and data processing equipment through optimization of the mix between on-site and off-site testing and more efficient use of laboratory employees. The Company has several such arrangements with hospitals, including a joint venture with approximately twenty hospitals in northwestern Pennsylvania and southwestern New York and a management agreement with a group of approximately 25 hospitals in eastern Nebraska and Sioux City, Iowa. These two laboratory arrangements, which provide testing for the hospitals as well as unaffiliated physicians and other health care providers in their geographical areas, serve as two of the Company's laboratory facilities. The Company also manages the laboratories at several hospitals in the eastern United States. However, despite the potential cost savings and additional revenues available to hospitals through such arrangements, the Company believes that only a small percentage of the hospitals in the United States have entered into such arrangements with independent clinical laboratories. Nonetheless, the Company expects to enter into alliances with various hospitals in the future and believes that this market has potential.* The Company recently signed a letter of intent with the University of Pittsburgh Medical Center to explore a potential relationship, including the possibility of a partnership. As an alternative service for hospitals that are entering into integrated delivery systems, the Company is beginning to market consulting support and technical solutions for integrating diverse laboratory infrastructures, systems and data.

     Employer Market. The Company is considering expanding its business in the employer market to include the provision of laboratory services to large employers on a basis comparable to that offered to managed care organizations, whereby laboratory services paid under self-insured indemnity plans may be relatively fixed (rather than on a fee-for-service basis). These services could be offered in alliance with other service providers, including pharmaceutical benefits and diagnostic imaging services. In 1996, the Company organized National Imaging Associates Inc. ("NIA"), a company offering diagnostic imaging benefit management services to employers, payors and managed care organizations. NIA seeks to carve out the imaging component of a health care plan service offering and manage it at lower cost through utilization controls and provider price concessions. The Company currently owns approximately 27% of the outstanding capital stock of NIA.

     Medical Information. The market need for medical information, particularly disease-specific information about provider practices and patient care, is growing rapidly. Large customers of clinical laboratories are

--------------
* This is a forward looking statement and is based on current expectations. Actual results may vary materially from those projected. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995."

increasingly interested in using information from clinical laboratory data on their covered population to answer financial, marketing and quality related questions. Integrated data from clinical laboratories and other health encounters provides additional insights to these questions. To meet these emerging needs, the Company created the Quest Informatics Division ("Quest Informatics"), which focuses solely on the medical information needs of managed care organizations, integrated healthcare delivery networks and other large customers. Through internal development, the Company now has a portfolio of information products, based primarily upon the Company's extensive database, that assist large customers in delivering more effective health care to their patients. A combination of advanced information technology and experienced analytical and data integration skills provides the platform for delivery of these products.

     As market interest has increased, Quest Informatics has devoted experienced account executives to work with customers to meet their information needs. Current information products include provider profiles and benchmarks, high-risk patient registries based on customer disease management initiatives, normative comparisons with other populations, and quantitative clinical outcomes based on laboratory measures. The Company believes that health care customers will increasingly see value in the information obtained from clinical laboratory results.

Information Systems

     The need for information systems to support laboratory, billing, customer service, logistics, medical data, and other business requirements is significant and will continue to place high demands on the Company's information systems staff. The Company has historically not standardized the billing, laboratory and other information systems at laboratories that it has acquired. As a result, the Company has numerous different information systems to handle billing, test result reporting and financial data and transactions. The Company believes that the efficient handling of information involving customers, patients, payors, and other parties will be critical to the Company's future success.

     To this end, the Company has chosen standard billing and laboratory systems. During the third quarter of 1996, the Company recorded a charge of $13.7 million to write off capitalized software as a result of its decision to abandon the billing system which had been intended as its company-wide billing system. Management now plans to standardize using a SYS billing system which has already been implemented in seven of its billing sites, which seven sites account for approximately 34% of the Company's net revenues. The standard laboratory system is already operational in nine of its sites, which account for approximately 30% of the Company's net revenues. Such sites are not necessarily the same sites as those with standard billing systems. The Company is beginning to convert the remaining nonstandard billing and laboratory systems to the standard systems, prioritized on an impact basis. The most critical conversions will be completed within three years. The New York/New Jersey (Teterboro) and Long Island laboratories are the first priority and are expected to be converted during 1998. The conversion costs are expected to average approximately $3 million per billing system and $1 million to $3 million per laboratory system. As more billing sites are converted to the standard billing system, consolidation of billing sites is expected to occur, which will reduce overall conversion costs and improve billing efficiencies. The Company anticipates that the cost of converting all billing and laboratory systems to the standard systems over the next several years will cost between approximately $55 million and $85 million, depending on the number of billing consolidations that occur.* The Company does not anticipate that the conversion costs will result in a significant increase in capital expenditures over the levels spent during the last several years.

     The Company is developing systems that will permit managed care organizations and other providers to have electronic access to test orders and results for participating physicians, which will permit managed care organizations to better monitor and control the utilization of testing services.

Billing

     Billing for laboratory services is a complicated process. Laboratories must bill different payors such as doctors, patients, insurance companies, Medicare, Medicaid and employer groups, all of whom have different billing

--------------
* This is a forward looking statement and is based on current expectations. Actual results may vary materially from those projected. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular see factors (d), (j) and (k).

requirements. The Company believes that less than 30% of its bad debt expense is attributable to specific credit or payment issues affecting its customers. The remainder of the bad debt expense is the result of many non-credit related issues which slow the billing process, create backlogs of unbilled requisitions and generally increase the aging of accounts receivable. A primary cause of bad debt expense is missing or incorrect billing information on requisitions. Typically, approximately one-third of the requisitions that the Company receives either do not provide all the necessary data or provide incorrect data. The Company believes that this experience is similar to that of its primary competitors. The Company performs the requested tests and reports back the test results regardless of whether billing information has been provided at all or has been provided incorrectly. The Company subsequently attempts to obtain any missing information and rectify any incorrect billing information received from the health care provider. Among the many other factors complicating the billing process are pricing differences between the fee schedules of the Company and the payor, disputes between payors as to the party responsible for payment of the bill and auditing for specific compliance issues. Ultimately, if all issues are not resolved in a timely manner, the related receivables are written off to bad debt expense.

     The Company's bad debt expense increased each year from 1993 to 1995 due principally to three developments that have further complicated the billing process: (1) increased complexity in the health care system; (2) increased requirements in complying with fraud and abuse regulations; and (3) changes in Medicare reimbursement policies. These factors have placed additional requirements on the billing process, including the need for specific test coding, additional research on processing rejected claims, increased audits for compliance, and management of a large number of contracts which have very different information requirements for pricing and reimbursement. The Company is improving its management of these requirements and bad debt expense was reduced substantially in 1996 from 1995 levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's billing has also been hampered by the existence of multiple billing information systems. In 1995 the Company had severe billing problems at its largest laboratory site in Teterboro, New Jersey. A new billing information system developed with outside consultants experienced significant implementation problems, including excessive downtime, which severely impacted the Company's ability to efficiently bill for its services from the Teterboro location. The problem was compounded by a lack of experienced staff as the result of work force reductions made to meet cost reduction initiatives undertaken in anticipation of greater efficiencies from the new billing information system. As a result of all of these factors, the Company recorded a charge to bad debt expense of $62 million in the third quarter of 1995. Of this amount, approximately $35 million was attributable to the Teterboro location. At the time of this charge, the backlog of unbilled requisitions was estimated at over 2 million requisitions and days sales outstanding ("DSOs") for the clinical testing business were approximately 90 days. In addition, significant backlogs existed in (1) reconciling cash received to payment of specific bills, (2) rejected claims that needed to be researched and (3) correspondence from customers attempting to resolve billing problems.

     Integration of a standardized billing system is a priority of the Company and the Company is in the process of implementing the SYS billing system, which has proven reliable, throughout its network. Its reliability is evidenced by both the improvement in the laboratories' bad debt experience after SYS was implemented and the improved capability to handle new billing requirements as compared with non-SYS laboratories, such as Teterboro. The use of a standard system will also provide for operational efficiencies as redundant programming efforts are eliminated and the ability to consolidate billing sites will become more feasible. See "Information Systems." Standardizing billing systems presents conversion risk to the Company as key databases and masterfiles are transferred to the SYS system and because the billing workflow is interrupted during the conversion, which may cause backlogs. In 1997 and 1998, efforts will be focused on converting the Company's New York and New Jersey laboratories to the SYS system. The Company has already completed seven conversions to this system and has retained key people who have been involved in those conversions.

     The Company has concentrated on improving its billing operations in the last year. Over the last fifteen months, the backlog of unbilled requisitions has been reduced by approximately 40%, DSOs for the clinical testing business have been reduced to 72 days, bad debt expense as a percentage of net revenues has decreased, the percentage of requisitions received with missing billing information has been reduced by approximately 30% and backlogs in rejected claims, unapplied cash and customer correspondence have been significantly reduced. These improvements were achieved in spite of a higher level of information requirements necessary for correct billing, especially those bills relating to Medicare. However, additional requirements to provide documentation of the "medical necessity" of testing have added to the backlog of unbilled receivables and caused bad debt expense as a percentage of revenues in the last two quarters of 1996 to increase above the rate the Company had experienced during the first two quarters of 1996. See "Regulation and Reimbursement-Regulation of Reimbursement for Clinical Laboratory Services."

Acquisitions and Dispositions

     MetPath, the Company's predecessor, originally commenced operations in 1967 with a laboratory only in the New York metropolitan area. Most of the Company's other regional laboratories have been added through acquisitions. Principally as the result of acquisitions that were completed in 1993 and 1994, the Company's revenues have almost tripled since 1991. However, this increase in revenues is not reflected in the Selected Historical Financial Data because several of the major acquisitions are accounted for as poolings of interests and have been restated on a combined basis. Acquisition activity has diminished significantly since May 1995, in part so that the Company could concentrate on the integration of the laboratory networks that had been acquired in 1993 and 1994. The Company may resume making acquisitions in the future, most likely focusing on acquisitions of smaller laboratories that can be folded into existing laboratories where the Company can expect to achieve significant cost savings and other benefits resulting from the elimination of redundant facilities and equipment and reductions in personnel. The Company is evaluating its strategic alternatives relative to units whose profitability does not meet its internal goals. These alternatives may include joint ventures, alliances, asset swaps or dispositions.

Competition

     The clinical laboratory testing business is intensely competitive. As recently as 1993, there were seven independent clinical laboratories that provided clinical laboratory testing services on a national basis: the Company, SmithKline Beecham Clinical Laboratories Inc. ("SmithKline"), National Health Laboratories Inc. ("NHL"), Roche Biomedical Laboratories Inc. ("Roche"), Damon Corporation ("Damon"), Allied Clinical Laboratories Inc. ("Allied") and Nichols. In April 1995 Roche merged into NHL (under the name Laboratory Corporation of America Holdings ("LabCorp")), which had acquired Allied in June 1994. The Company acquired Nichols in August 1994 and Damon in August 1993. In addition, in the last several years a number of large regional laboratories have been acquired by national clinical laboratories. There are presently three national independent clinical laboratories: the Company, which had approximately $1.6 billion in revenues from clinical laboratory testing in 1996; LabCorp, which had approximately $1.6 billion in revenues from clinical laboratory testing in 1996; and SmithKline, which had approximately $1.3 billion in revenues from clinical laboratory testing in 1996. Both LabCorp and SmithKline are affiliated with large corporations that have greater financial resources than the Company. SmithKline is wholly owned by SmithKline Beecham Ltd.; F. Hoffman La Roche Ltd. beneficially owns approximately 49.9% of the outstanding capital stock of LabCorp.

     In addition to the three national clinical laboratories, the Company competes on a regional basis with many smaller regional independent clinical laboratories as well as laboratories owned by hospitals and physicians. The Company has the leading market share in most of the northeast, mid-Atlantic and midwest routine testing markets, while its market share is much lower in the routine testing market in the rest of the country. The Company does not generally compete in the California routine testing market other than in the San Diego metropolitan area.

     The independent clinical laboratory industry has experienced intense price competition over the past several years, which has negatively impacted the Company's profitability. However, pricing remained relatively stable during 1996. See "Customers and Payors-Average Revenue per Requisition Trends."

     The Company believes that the following factors, among others, are often used by health care providers in selecting a laboratory: (i) pricing of the laboratory's testing services; (ii) accuracy, timeliness and consistency in reporting test results; (iii) number and type of tests performed; (iv) service capability and convenience offered by the laboratory; and (v) its reputation in the medical community. The Company believes that it competes favorably with its principal competitors in each of these areas and is currently implementing strategies to improve its competitive position. See "Business Strategy."

     The Company believes that consolidation will continue in the clinical laboratory testing business. In addition, the Company believes that it and the other large independent clinical laboratory testing companies will be able to increase their share of the overall clinical laboratory testing market due to a number of external factors including cost efficiencies afforded by large-scale automated testing, Medicare reimbursement reductions and the growth of managed health care entities which require low-cost testing services and large service networks.* In addition, legal restrictions on physician referrals and the ownership of laboratories as well as increased regulation of laboratories are expected to contribute to the continuing consolidation of the industry.

Quality Assurance

     The Company maintains a comprehensive quality assurance program for all of its laboratories and patient service centers. The goal is to ensure optimal patient care by continually improving the processes used for collection, storage and transportation of patient specimens, as well as the precision and accuracy of analysis and result reporting.

     The Company's quality assurance efforts focus on proficiency testing, process audits, statistical process control, credentialing and personnel training.

     Internal Quality Control and Audits. Quality control samples are processed in parallel with the analysis of patient specimens. The results of tests on such samples are then monitored to identify drift, shift or imprecision in the analytical processes. In addition, the Company administers an extensive internal program of "blind" proficiency testing. These samples are processed and reported through the Company's systems as routine patient samples, unknown to the laboratory as quality control samples. This provides a system to assure accuracy of the entire pre- and post-analytical testing process. Another element of the Company's comprehensive quality assurance program includes performance of internal process audits.

     External Proficiency Testing and Accreditation. All of the Company's laboratories participate in numerous externally conducted, blind sample quality surveillance programs. These include proficiency testing programs administered by the College of American Pathologists ("CAP"), as well as many state agencies. These programs supplement all other quality assurance procedures.

     All of the Company's laboratories are accredited by CAP. Accreditation includes on-site inspections and participation in the CAP Proficiency Test Program. CAP is an independent nongovernmental organization of board certified pathologists that offers an accreditation program to which laboratories may voluntarily subscribe. CAP is approved by the Health Care Financing Administration ("HCFA") to inspect clinical laboratories to determine compliance with the standards required by the Clinical Laboratory Improvement Amendments of 1988 ("CLIA").

Regulation and Reimbursement

     Overview. The clinical laboratory industry is subject to significant governmental regulation at the federal and state levels. All of the Company's laboratories and patient service centers are appropriately licensed and accredited by various state and federal agencies.

     The health care industry is undergoing significant change as third-party payors, such as Medicare (which principally serves patients 65 and older), Medicaid (which principally serves indigent patients), private insurers and large employers increase their efforts to control the cost, utilization and delivery of health care services. In an effort to address the problem of increasing health care costs, legislation has been proposed or enacted at both the federal and state levels to regulate health care delivery in general and clinical laboratories in particular. Some of the proposals include managed competition, global budgeting and price controls. Although the Clinton Administration's health care reform proposal, initially advanced in 1994, was not enacted, such proposal or other proposals may be considered in the future. In particular, the Company believes that reductions in reimbursement for Medicare services may continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well. The Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the Company's business and operations.

     Regulation of Clinical Laboratory Operations. CLIA extends federal oversight to virtually all clinical laboratories by requiring that laboratories be certified by the government. Many clinical laboratories must also meet

--------------
* This is a forward looking statement and is based on current expectations. Actual results may vary materially from those projected. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular see factors (j) and
  (k).

governmental quality and personnel standards, undergo proficiency testing and be subject to biennial inspection. Rather than focusing on location, size or type of laboratory, this extended oversight is based on the complexity of the tests performed by the laboratory.

     The CLIA standards were designed to ensure that all clinical laboratory testing services are uniformly accurate and of high quality by using a single set of requirements. The final rules implementing CLIA generally became effective in 1992. These regulations extended federal oversight, with few exceptions, to virtually all clinical laboratories regardless of size, type, location or ownership of the laboratory. The standards for laboratory personnel, quality control, quality assurance and patient test management are based on complexity and risk factors. Laboratories categorized as "high" complexity are required to meet more stringent requirements than either "moderate" or "waived" (performing only tests regarded as having a low potential for error and requiring little or no oversight) laboratories.

     All of the Company's regional and branch laboratories and most of the Company's STAT laboratories are categorized as high complexity and these laboratories are in compliance with the more stringent standards for personnel, quality control, quality assurance and patient test management. A few of the Company's laboratories are categorized as moderate complexity (some STAT laboratories) or waived (only patient service centers). The sanction for failure to comply with these regulations may be suspension, revocation or limitation of a laboratory's CLIA certificate necessary to conduct business, significant fines or criminal penalties. The loss of a license, imposition of a fine or future changes in such federal, state and local laws and regulations (or in the interpretation of current laws and regulations) could have a material adverse effect on the Company.

     The Company is also subject to state regulation. CLIA permits states to adopt regulations that are more stringent than federal law. For example, state law may require that laboratory personnel meet certain more stringent qualifications, specify certain quality control standards, maintain certain records and undergo additional proficiency testing. For example, certain of the Company's laboratories are subject to the State of New York's clinical laboratory regulations, which contain certain provisions that are significantly more stringent than federal law on the same matters.

     The Company believes it is in material compliance with the foregoing standards. See "Compliance Program."

     Drug Testing. Drug testing for public sector employees is regulated by the Substance Abuse and Mental Health Services Administration ("SAMHSA") (formerly the National Institute on Drug Abuse), which has established detailed performance and quality standards that laboratories must meet in order to be approved to perform drug testing on employees of federal government contractors and certain other entities. To the extent that the Company's laboratories perform such testing, each must be certified by the Department of Health and Human Services ("HHS") as meeting SAMHSA standards. Seven of the Company's laboratories are SAMHSA certified.

     Controlled Substances. The use of controlled substances in testing for drug abuse is regulated by the federal Drug Enforcement Administration ("DEA"). All of the Company's laboratories using controlled substances for testing purposes are licensed by the DEA.

     Medical Wastes and Radioactive Materials. The Company is subject to licensing and regulation under federal, state and local laws relating to the handling and disposal of medical specimens and hazardous waste and radioactive materials as well as to the safety and health of laboratory employees. All of the Company's laboratories are operated in material compliance with applicable federal and state laws and regulations relating to disposal of all laboratory specimens. The Company utilizes outside vendors for disposal of specimens. Although the Company believes that it is currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

     Occupational Safety. In addition to its comprehensive regulation of safety in the workplace, the federal Occupational Safety and Health Administration ("OSHA") has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood- borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals and transmission of blood-borne and airborne pathogens.

     Specimen Transportation. Regulations of the Department of Transportation, the Public Health Service and the Postal Service apply to the surface and air transportation of clinical laboratory specimens.

     Regulation of Reimbursement for Clinical Laboratory Services. Containment of health care costs, including reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity. In 1984, Congress established a Medicare fee schedule for clinical laboratory services performed for patients covered under Part B of the Medicare program. Subsequently, Congress imposed a national ceiling on the amount that would be paid under the Medicare fee schedule. Laboratories must bill the program directly and must accept the scheduled amount as payment in full for most tests performed on behalf of Medicare beneficiaries. In addition, state Medicaid programs are prohibited from paying more (and in most instances, pay significantly less) than the Medicare fee schedule for clinical laboratory testing services furnished to Medicaid recipients. In 1996, the Company derived approximately 18% and 3% of its net revenues from tests performed for beneficiaries of Medicare and Medicaid programs, respectively. In addition, the Company's other business depends significantly on continued participation in these programs because clients often want a single laboratory to perform all of their clinical laboratory testing services. Since 1984, Congress has periodically reduced the ceilings on Medicare reimbursement to clinical laboratories from previously authorized levels. In 1993, pursuant to the Omnibus Budget and Reconciliation Act of 1993 ("OBRA '93"), Congress reduced, effective January 1, 1994, the Medicare national fee schedule limitations from 88% of the 1984 national median to 76% of the 1984 national median, which reductions were phased in from 1994 through 1996 (to 84% on January 1, 1994, to 80% on January 1, 1995 and to 76% on January 1, 1996, in each case as a percentage of the 1984 national median). OBRA '93 also eliminated the provision for annual fee schedule increases based upon the consumer price index for 1994 and 1995 (but not for 1996 and 1997). Medicare reimbursement reductions have a direct adverse effect on the Company's net earnings and cash flows. The Company cannot predict if additional Medicare reductions will be implemented. The Senate and House Medicare proposal (the Medicare Preservation Act of 1995) passed in October 1995 would have reduced the national limitation to 65% beginning in 1997 and would have eliminated all annual consumer price index adjustments through 2002. This reduction in laboratory reimbursement rates was retained in the House-Senate conference report agreed upon in November 1995. The President vetoed this bill in December 1995. The President's budget proposal for fiscal 1998 does not provide for any changes in the national fee schedule limitations or any change in the annual fee schedule increases based on the consumer price index.

     Effective January 1, 1996, HCFA adopted a new policy on reimbursement for chemistry panel tests. As of January 1, 1996, 22 automated tests (rather than 19 tests) became reimbursable by Medicare as part of an automated chemistry profile. An additional allowance of $0.50 per test is authorized when more than 19 tests are billed in a panel. HCFA retains the authority to expand in the future the list of tests included in automated chemistry profile. The President's budget proposal for fiscal 1998 proposes an increase (above the current 22) in the number of tests that would be included in the automated chemistry profile. Effective as of March 1, 1996, HCFA eliminated its prior policy of permitting payment for all tests contained in an automated chemistry panel when at least one of the tests in the panel is medically necessary. Under the new policy, Medicare payment will not exceed the amount that would be payable if only the tests that are "medically necessary" had been ordered. In addition, since 1995 most Medicare carriers have begun to require clinical laboratories to submit documentation supporting the medical necessity, as judged by ordering physicians, for many commonly ordered tests. The Company expects to incur additional reimbursement reductions and additional costs associated with the implementation of these requirements of HCFA and Medicare carriers. The amount of the reductions in reimbursements and additional costs cannot be determined at this time. See "Billing." These and other proposed changes affecting the reimbursement policy of Medicare and Medicaid programs could have a material adverse effect on the Company.

     Major clinical laboratories, including the Company, use dual fee schedules:
"client" fees charged to physicians, hospitals, and institutions with which a laboratory deals on a wholesale basis, which fees are generally subject to negotiation or discount, and "patient" fees charged to individual patients and third-party payors, including Medicare and Medicaid, who generally require separate bills or claims for each requisition. Medicare and other third party payors also set maximum fees that they will pay which are substantially lower than the patient fees otherwise charged by the Company, but are generally higher than the Company's fees actually charged to clients. Federal and some state regulatory programs prohibit clinical laboratories from charging government programs more than certain charges to other customers. During 1992, in issuing final regulations implementing the federal statutory prohibition against charging Medicare substantially in excess of a provider's usual charge, the OIG declined to provide any guidance concerning the interpretation of this legislation, including whether or not discounting or the dual fee structure employed by clinical laboratories might be inconsistent with the provision.

     Medicare budget proposals developed by the Clinton Administration in 1993 and 1994, along with proposals incorporated in many major health reform bills considered by Congress in 1994, called for the reinstatement of

20% Medicare clinical laboratory co-insurance (which was last in effect in 1984). While co-insurance was in effect, clinical laboratories received from Medicare carriers only 80% of their Medicare reimbursement rates and were required to bill Medicare beneficiaries for the balance of the charges. A co-insurance proposal was not included in any of the Congressional Medicare reform packages considered in the 1995 and 1996 legislative sessions. However, it is still possible a co-insurance provision will be proposed in the future and, if enacted, such a proposal could materially adversely affect the revenues and costs of the clinical laboratory industry, including the Company, by exposing the testing laboratory to the credit of individuals and by increasing the number of bills. In addition, a laboratory could be subject to potential fraud and abuse violations if adequate procedures to bill and collect the co-insurance payments are not established and followed.

     Proposals have also been developed to procure Medicare and Medicaid laboratory testing services through competitive bidding mechanisms. To date, none of the Congressional Medicare reform packages introduced in the 1995 or 1996 legislative sessions have included a competitive bidding provision for clinical laboratory tests. However, President Clinton's budget for fiscal 1998 (as did his prior Medicare reform proposal) proposed the establishment of competitive bidding for clinical laboratory services. If competitive bidding were implemented, such action could materially adversely affect the clinical laboratory industry, including the Company. HCFA is currently conducting a demonstration project to determine whether competitive bidding can be used to provide quality laboratory services at prices below current Medicare reimbursement rates. The bidding phase of the demonstration is expected to begin in 1997.

     Future changes in federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could have a material adverse effect on the Company. The Company is unable to predict, however, whether and what type of legislation will be enacted into law.

     Fraud and Abuse Regulations. The Medicare and Medicaid anti-kickback laws prohibit clinical laboratories from, among other things, making payments or furnishing other benefits to influence the referral of tests billed to Medicare, Medicaid or other federal programs. Penalties for violations of these federal laws include exclusion from participation in the Medicare/Medicaid programs, assets forfeitures, and civil and criminal penalties and fines. Under the Health Insurance Portability and Accountability Act of 1996 (the "Health Insurance Act"), on January 1, 1997 civil administrative penalties for a wide range of offenses were increased to up to $10,000 per item plus three times the amount claimed. In the case of certain criminal offenses, exclusion from participation in Medicare and Medicaid is a mandatory penalty.

     The fraud and abuse provisions are interpreted liberally and enforced aggressively by various enforcing agencies of the federal government, including the Federal Bureau of Investigation ("FBI") and the Office of the Inspector General of HHS ("OIG"). According to public statements by the Department of Justice ("DOJ"), health care fraud has been elevated to the second-highest priority of the DOJ, and FBI agents have been transferred from investigating counterintelligence activities to health care provider fraud. The OIG also is involved in such investigations and has, according to recent workplans, targeted certain laboratory practices for study, investigation and prosecution. The federal government's involvement in curtailing fraud and abuse is likely to increase as a result of the enactment in August 1996 of the Health Insurance Act which requires the U.S. Attorney General and the OIG to jointly establish a program to (a) coordinate federal, state and local enforcement programs to control fraud and abuse with respect to health care, (b) conduct investigations, audits, evaluations and inspections relating to the delivery and payment for health care, (c) facilitate the enforcement of the health care fraud and abuse laws, (d) provide for the modification and establishment of safe harbors and to issue advisory opinions and Special Fraud Alerts and (e) provide for a data collection system for the reporting and disclosure of adverse actions taken against health care providers. The Health Insurance Act also authorizes the establishment of an anti-fraud and abuse account funded through the collection of penalties and fines for violations of the health care anti-fraud laws as well as amounts authorized therefor by Congress. The Health Insurance Act also requires HHS to establish a program to encourage Medicare beneficiaries and others to report violations of the health care anti-fraud laws, including paying to the reporting person a portion of any fines and penalties collected.

     In October 1994, the OIG issued a Special Fraud Alert, which set forth a number of practices allegedly engaged in by clinical laboratories and health care providers that the OIG believes violate the anti-kickback laws. These practices include providing employees to collect patient samples at physician offices if the employees perform additional services for physicians that are typically the responsibility of the physicians' staff; selling laboratory services to renal dialysis centers at prices that are below fair market value in return for referrals of Medicare tests which are billed to Medicare at higher rates; providing free testing to a physician's HMO patients in situations where the referring physicians benefit from lower utilization; providing free pickup and disposal of bio-hazardous waste for physicians for items unrelated to a laboratory's testing services; providing facsimile machines or computers to physicians that are not exclusively used in connection with the laboratory services performed; and providing free testing for health care providers, their families and their employees (professional courtesy testing). The OIG stressed in the Special Fraud Alert that when one purpose of an arrangement is to induce referral of program-reimbursed laboratory testing, both the clinical laboratory and the health care provider or physician may be liable under the anti-kickback laws and may be subject to criminal prosecution and exclusion from participation in the Medicare and Medicaid programs. The Special Fraud Alert was issued in part at the request of the American Clinical Laboratory Association ("ACLA"), which sought clarification of certain of these rules. The Company does not believe that it has been negatively affected by the issuance of the Special Fraud Alert.

     Many of these statutes and regulations, including those relating to joint ventures and alliances, are vague or indefinite and have not been interpreted by the courts. In addition, regulators have generally offered little guidance to the clinical laboratory industry. Despite several requests from ACLA for clarification of the anti-fraud and abuse rules, since 1992, OIG has issued only two fraud alerts specifically with regard to clinical laboratory practices and has insisted that it lacked statutory authority to issue advisory opinions. Legislation requiring OIG to issue fraud alerts and advisory opinions was enacted in August 1996, and as a result the Company is hopeful that additional regulatory guidance will be given to the clinical laboratory industry.

     A federal anti- "self-referral" law commonly known as the "Stark" law has, since 1992, generally prohibited (with certain exceptions) Medicare payments for laboratory tests referred by physicians who have (personally or through a family member) an investment interest in, or a compensation arrangement with, the testing laboratory. Since January 1995, these restrictions apply to Medicaid-covered services as well. Physicians may, however, be reimbursed by Medicare and Medicaid for testing performed by or under the supervision of the physician or the group practice to which the physician belongs. In addition, a physician may refer specimens to a laboratory owned by a company, such as the Company, whose stock is traded on a public exchange and which has stockholders' equity exceeding $75 million even if the physician owns stock of that company. An amendment to the Stark law in August 1993 makes it clear that ordinary day-to-day transactions between laboratories and their customers, including, but not limited to, discounts granted by laboratories to their customers, are not covered by the compensation arrangement provisions of the Medicare statute. Sanctions for laboratory violations of the prohibition include denial of Medicare payments, refunds, civil money penalties of up to $15,000 for each service billed in violation of the prohibition and exclusion from the Medicare and Medicaid programs.

     The 1995 House Medicare reform proposal contained, and the House-Senate report adopted, provisions that would significantly narrow the scope of the Stark anti-referral laws. That proposal would, among other changes, have ended the ban on physician referrals to laboratories based on any "compensation arrangement" between the laboratory and the physician. The President vetoed this bill on December 6, 1995.

Government Investigations and Related Claims

     The Company has settled various government and private claims (i.e., nongovernmental claims such as those by private insurers) totaling approximately $192 million relating primarily to industry-wide billing and marketing practices that had been substantially discontinued by early 1993. Specifically, the Company has entered into, (i) for an aggregate of approximately $180 million, five settlements with the OIG and the DOJ (including the MetPath and Damon settlements discussed below) and two settlements with state governments with respect to Medicare and Medicaid marketing and billing practices of the Company and certain companies acquired by the Company prior to their acquisition and
(ii) thirteen settlements relating to private claims totaling approximately $12 million. In addition, there are pending investigations by the OIG and DOJ into billing and marketing practices at three regional laboratories operated by Nichols prior to its acquisition by the Company. There are no other material private claims presently pending.

Government Settlements

     The MetPath Settlement. In September 1993, the Company (under the name MetPath Inc.) entered into an agreement with the DOJ and the OIG pursuant to which the Company paid a total of approximately $36 million in settlement of civil claims by the United States that the Company had wrongfully induced physicians to order certain laboratory tests without their realizing that such tests would be billed to Medicare at rates higher than those the physicians believed were applicable.

     The Damon Settlement. By issuance of a civil subpoena in August 1993, the government began a formal investigation of Damon, an independent clinical laboratory company acquired by Corning in August 1993. Subsequent to September 1993, several additional subpoenas were issued. By a plea agreement and civil settlement agreement and release dated October 9, 1996, between the DOJ and Damon, all federal criminal matters within the scope of the various federal investigations against Damon, and all claims included in the civil qui tam cases underlying the civil investigations, were settled for an aggregate of $119 million, which sum was reimbursed to the Company by Corning. The settlement included base recoupments of approximately $40 million and total criminal and civil payments in excess of base recoupments of approximately $79 million. At the time the Company began its settlement negotiations with DOJ in April 1996, it believed it had meritorious defenses to a number of charges and claims made by the government. Reserves established for such settlements in the second quarter of 1996 were based on the Company's and its counsel's belief that the merits of its factual and legal arguments would be given more weight by the government. Certain of these positions were ultimately rejected by criminal and civil prosecutors in the final rounds of negotiations which occurred in late September 1996, resulting in a total settlement substantially in excess of what had earlier been anticipated. The Damon settlement does not exclude the Company from future participation in any federal health care programs on account of Damon's practices. For further information regarding the Damon settlement, see
Note 15 to the Consolidated Financial Statements.

     Other Governmental Settlements. In addition to the MetPath settlement and the Damon settlement, since 1992 the Company has settled five other federal and state billing-related claims for a total of approximately $25 million.

Ongoing Government Investigations

     The Nichols Investigation. By issuance of a civil subpoena in August 1993, the government began a formal investigation of Nichols, a company acquired by Corning in August 1994. The investigation of Nichols remains open. While the Company has established reserves in respect of the Nichols investigations, at present there are no settlement discussions pending between the DOJ and the Company regarding Nichols, and it is too early to predict the outcome of this investigation. Remedies available to the government include exclusion from participation in the Medicare and Medicaid programs, criminal fines, civil recoveries plus civil penalties and asset forfeitures. However, in light of the Corporate Integrity Agreement referred to below entered into between the Company and the OIG in connection with the Damon settlement, the fact that the matters being investigated were corrected with or before the Company's acquisition of Nichols and the Company's cooperation in this investigation, the Company believes the prospect of such exclusion on account of the investigation is remote. Additionally, while application of such remedies and penalties could materially and adversely affect the Company's business, financial condition, results of operations and prospects, management believes that the possibility of such effects is remote. As discussed below, Corning has agreed to indemnify the Company against any monetary penalties, fines or settlements for any governmental claims that may arise as a result of the Nichols investigations.

     The Damon Officer Investigations. The Company understands that the Boston United States Attorney's Office has designated several former officers and employees of Damon as targets of its criminal investigation, and will seek indictments against them. Under the agreement and plan of merger under which Damon was acquired by Corning, the Company is obligated to indemnify former officers and directors of Damon to the fullest extent permitted by Delaware law with respect to this investigation. These obligations (which relate primarily to fees and expenses of counsel) will not be indemnified by Corning. In addition, as part of the Damon settlement, Corning agreed to cooperate with DOJ in its continuing investigation of individuals formerly associated with Damon and, in connection therewith, the Company is providing additional information pursuant to several subpoenas.

     Other Government Investigations. In December 1995 and December 1996, the Company received subpoenas from the OIG seeking information as to the Company's policies in instances in which specimens were received and tested by a laboratory without first receiving or verifying specific test requisitions. While compliance with the latter subpoena is ongoing, the Company has concluded the occurrence of this practice was relatively rare and was engaged in primarily to preserve the integrity of test results from specimens subject to rapid deterioration. During 1996, the Company voluntarily self-reported to the government a few isolated events, involving billings of approximately $16 million, that may have resulted in overpayment by Medicare and Medicaid to the Company. It is the Company's policy to internally investigate all such incidents and to self-report and reimburse payors as appropriate. Although the Company has commenced internal investigations to quantify the amounts that may be recouped by the government and corrective action has been taken as to each such event, it is too early to predict the outcome of these disclosures to the government. As discussed below, Corning has agreed to indemnify the Company against any monetary penalties, fines or settlements for any governmental claims that may arise as a result of the investigations described in this paragraph.

Outlook for Future Government Investigations

     The Damon settlement involved, and a settlement regarding Nichols is expected to involve, only matters predating Corning's acquisition of both such companies, and turned on, or will turn on, facts unique to those companies and other factors individual government enforcement personnel may take into account. However, recent experience in the Company's settlement of the Damon case and public announcements by various government officials indicate that the government's position on health care fraud is still hardening and collections of amounts greatly in excess of mere recoupment of overcharges from laboratories and other providers will be more prevalent. In addition, the newly adopted Health Insurance Act includes provisions relating to health care fraud and abuse that will give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse. In connection with the Damon settlement, the Company signed a Corporate Integrity Agreement pursuant to which the Company will maintain its corporate compliance program, modify certain of its marketing materials, make periodic reports to the OIG and take certain other steps to demonstrate the Company's integrity as a provider of services to federally sponsored health care programs. This agreement also includes an obligation to self-report instances of noncompliance that are uncovered by the Company, but also gives the Company the opportunity to obtain clearer guidance on matters of compliance and to resolve compliance issues directly with OIG. Importantly, the agreement gives the Company the opportunity to cure any asserted breaches and to otherwise initiate corrective actions, which the Company believes should help to avoid enforcement actions outside of the process provided in the agreement. See "Compliance Program."

Private Settlements and Claims

     Since 1992 the Company has settled thirteen private actions relating to the governmental settlements described above for an aggregate of approximately $12 million.

Corning Indemnity

     In connection with the Spin-Off Distribution, Corning has agreed to indemnify the Company against all monetary penalties, fines or settlements for any governmental claims arising out of alleged violations of applicable federal fraud and health care statutes and relating to billing practices of the Company and its predecessors that have been settled or are pending on December 31, 1996, when the Spin-Off Distribution was completed. This includes the settlements described under "Government Settlements" above and the claims described under "Ongoing Government Investigations-The Nichols Investigation" and "-Other Government Investigations." Corning has also agreed to indemnify the Company for 50% of the aggregate of all judgment or settlement payments made by the Company that are in excess of $42 million in respect of claims by private parties (i.e., nongovernmental parties such as private insurers) that relate to indemnified or previously settled governmental claims (such as the Damon settlement) and that alleged overbillings by the Company or any existing subsidiaries of the Company, for services provided prior to January 1, 1997; provided, however, such indemnification will not exceed $25 million in the aggregate and that all amounts indemnified against by Corning for the benefit of the Company will be calculated on a net after-tax basis by taking into account any deductions and other tax benefits realized by the Company (or a consolidated group of which the Company is a member after Spin-Off Distribution ("the Company Group")) in respect of the underlying settlement, judgment payment, or other loss (or portion thereof) indemnified against by Corning generally to the extent such deductions or tax benefits are deemed to reduce the tax liability of the Company or the Company Group.

     Corning will not indemnify the Company against (i) any governmental claims that arise after December 31, 1996 pursuant to service of subpoena or other notice of such investigation after December 31, 1996, (ii) any nongovernmental claims unrelated to the indemnified governmental claims or investigations, (iii) any nongovernmental claims not settled prior to December 31, 2001, (iv) any consequential or incidental damages relating to the billing claims, including losses of revenues and profits as a consequence of exclusion for participation in federal or state health care programs or (v) the fees and expenses of litigation. The Company will control the defense of any governmental claim or investigation unless Corning elects to assume such defense. However, in the case of all nongovernmental claims related to indemnified governmental claims related to alleged overbillings, the Company will control the defense. All disputes relating to the Corning indemnification agreement are subject to binding arbitration.

The Company's Reserves

     The Company's aggregate reserve with respect to all governmental and private claims, including litigation costs of approximately $4.3 million, was approximately $81 million at December 31, 1996. This reserve represents amounts for future government and private settlements of matters which are either presently pending or anticipated as a consequence of the government and private settlements and self-reported matters described above. Based on information available to management and the Company's experience with past settlements, especially the Damon settlement, and the fact that the aggregate amount of such settlement was significantly in excess of established reserves, management has reassessed its reserve levels and believes that its current level of reserves is adequate. However, it is possible that additional information may become available (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's theories of wrongdoing) which may cause the final resolution of these matters to be in excess of established reserves by an amount which could be material to the Company's results of operations and, for non-indemnified claims, the Company's cash flows in the period in which such claims are settled. While none of the current governmental or nongovernmental investigations or claims is covered by insurance, the Company does not believe that these matters will have a material adverse effect on the Company's overall financial condition.

Compliance Program

     Because of evolving interpretations of regulations and the national debate over health care, compliance with all Medicare, Medicaid and other government-established rules and regulations has become a significant concern throughout the clinical laboratory industry. The Company began the implementation of a compliance program early in 1993. The objective of the program is to develop aggressive and reliable compliance safeguards. Emphasis is placed on developing training programs for personnel intended to assure the strict implementation and observance of all applicable rules and regulations. Further, in-depth reviews of procedures, personnel and facilities are conducted to assure regulatory compliance throughout the Company. The Company's current compliance plan establishes a Compliance Committee of the Board of Directors and requires periodic reporting of compliance operations by management to the Compliance Committee. Such sharpened focus on regulatory standards and procedures will continue to be a priority for the Company in the future.

     The Company's current comprehensive program is designed to ensure that it is in compliance in all material respects with all statutes, regulations and other requirements applicable to its clinical laboratory operations. This program has been publicly cited by government officials as a "model" for the industry. In addition, the government advised the Company's representatives that the Company's compliance program, coupled with corrective action taken by the Company after its acquisition of Damon, greatly reduced the amounts of fines and penalties, and was influential in causing the OIG not to seek exclusion of the Company from future participation in governmental health care programs. Pursuant to the Damon settlement, the Company signed a five year Corporate Integrity Agreement with the OIG pursuant to which the Company will, among other things, maintain its corporate compliance program, make certain changes to its test order forms, provide certain additional notices to ordering physicians, provide to the OIG data on certain test ordering patterns, adopt certain pricing guidelines, audit laboratory operations, deliver annual reports on compliance activities, and investigate and report instances of noncompliance, including any corrective actions and disciplinary steps. Importantly, the agreement gives the Company the opportunity to cure any asserted breaches and to otherwise initiate corrective actions, which the Company believes should help to avoid enforcement actions outside of the process provided in the agreement. The agreement gives the Company the opportunity to obtain clearer guidance on matters of compliance and to resolve compliance issues directly with the OIG. LabCorp and SmithKline have executed similar agreements with the OIG. The OIG recently published a guideline on the essential elements of a satisfactory compliance program for the entire clinical laboratory industry, including hospital laboratories. This guideline is similar to the Company's compliance program, and it is believed that this development may help create a fairer competitive environment for the Company.

     None of the undertakings included in the Company's Corporate Integrity Agreement or in the recently published guideline is expected to have any material adverse affect on the Company's business, financial condition, results of operations and prospects. The clinical laboratory testing industry is, however, subject to extensive regulation. The Company believes that, in all material respects, it is in compliance with all applicable statutes and regulations. However, there can be no assurance that any statutes or regulations might not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect the Company. Potential sanctions for violation of these statutes and regulations include significant fines and the loss of various licenses, certificates and authorizations.

Insurance

     The Company maintains liability insurance (subject to maximum limits and self-insured retentions) for claims, which may be substantial, that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results. While there can be no assurance that coverage will be adequate to cover all future exposure, management believes that the present levels of insurance coverage and reserves are adequate to cover currently estimated exposures. Although the Company believes that it will be able to obtain adequate insurance coverage in the future at acceptable costs, there can be no assurance that the Company will be able to obtain such coverage or will be able to do so at an acceptable cost or that the Company will not incur significant liabilities in excess of policy limits.

Employees

     At February 28, 1997, the Company employed approximately 17,800 people. These include approximately 15,600 full-time employees and approximately 2,200 part-time employees. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.

Seasonality

     During the summer months, year-end holiday periods and other major holidays, volume of testing declines, reducing net revenues and resulting cash flows below annual averages during such periods. Winter months are also subject to declines in testing volume due to inclement weather. As a result, comparisons of the results of successive quarters may not accurately reflect trends or results for the full year. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview."

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     The Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act") provides a new "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. The Company desires to take advantage of the new "safe harbor" provisions of the Litigation Reform Act in connection with the information included herein and is including this section in order to do so. Accordingly, the Company hereby identifies the following important factors that could cause the Company's actual financial results to differ materially from those projected, forecast or estimated by the Company in forward-looking statements.

     The Company wishes to caution investors that the following factors are hereby identified as potentially important factors that could cause the Company's actual financial results to differ materially from those projected, forecast or estimated by the Company in forward-looking statements.


   (a) Heightened competition, including the intensification of price competition. See "Competition."

   (b) Impact of changes in payor mix, including the shift from traditional, fee-for-service medicine to managed-cost health care. See "Role of Managed Care."

   (c) Adverse actions by governmental or other third-party payors, including unilateral reduction of fee schedules payable to the Company. See "Regulation and Reimbursement-Regulation of Reimbursement for Clinical Laboratory Services."

  (d) The impact upon the Company's collection rates or general or administrative expenses resulting from compliance with Medicare administrative policies, including specifically the recent requirements of Medicare carriers to provide diagnosis codes for commonly ordered tests and the policy of HCFA to limit Medicare reimbursement for tests contained in automated chemistry panels to the amount that would have been paid if only the covered tests, determined on the basis of demonstrable "medical necessity," had been ordered. See "Regulation and Reimbursement-Regulation of Reimbursement for Clinical Laboratory Services."

   (e) Adverse results from pending governmental investigations, including in particular significant monetary damages and/or exclusion from the Medicare and Medicaid programs and/or other significant litigation matters. Also, the absence of indemnification from Corning for private claims unrelated to the indemnified governmental claims or investigations and for private claims that are not settled within five years of the Distribution Date. See "Government Investigations and Related Claims."

   (f) Failure to obtain new customers at profitable pricing, failure to retain existing customers or reduction in tests ordered or specimens submitted by existing customers.

   (g) Inability to obtain professional liability insurance coverage or a material increase in premiums for such coverage. See "Insurance."

   (h) Denial of CLIA certification or other licensure of any of the Company's clinical laboratories under CLIA, by HCFA for Medicare and Medicaid programs or other federal, state and local agencies. See "Regulation and Reimbursement".

   (i) Adverse publicity and news coverage about the Company or the clinical laboratory industry.

   (j) Computer or other system failures that affect the ability of the Company to perform tests, report test results or properly bill customers. See "Billing."

   (k) Development of technologies that substantially alter the practice of laboratory medicine.

   (l) Changes in interest rates causing a substantial increase in the Company's effective borrowing rate.

Item 2. Properties

     The Company's principal laboratories (listed alphabetically by state) are located in the following metropolitan areas:

                 Location                            Type of Laboratory         Leased or Owned
------------------------------------------------   ----------------------   ------------------------
Phoenix, Arizona    ............................        Regional                    Leased
San Diego, California  .........................        Regional                    Leased
San Juan Capistrano, California    .............        Esoteric                    Owned
Denver, Colorado    ............................        Regional                    Leased
New Haven, Connecticut    ......................        Regional                    Owned
Miami, Florida   ...............................        Branch                      Leased
Tampa, Florida   ...............................        Regional                    Leased
Atlanta, Georgia    ............................        Regional                    Leased
Chicago, Illinois   ............................        Regional                    Leased
Indianapolis, Indiana  .........................        Branch                      Leased
Baltimore, Maryland    .........................        Regional                    Owned
Boston, Massachusetts  .........................        Regional            Owned subject to put/call
                                                                              with option to lease
Detroit, Michigan   ............................        Regional                    Leased
Grand Rapids, Michigan    ......................        Branch                      Leased
Kansas City, Missouri  .........................        Branch                      Leased
St. Louis, Missouri    .........................        Regional                    Leased
Billings, Montana   ............................        Branch                      Leased
Lincoln, Nebraska   ............................        Regional               Managed (hospital)
Teterboro, New Jersey(near New York City)   ....        Regional                     Owned

                  Location                           Type of Laboratory         Leased or Owned
-----------------------------------------------   ------------------------  --------------------------
Albuquerque, New Mexico   .....................         Branch                      Leased
Buffalo, New York   ...........................         Branch                      Owned
Long Island, New York  ........................         Branch                      Leased
Cleveland, Ohio  ..............................         Branch                      Owned
Columbus, Ohio   ..............................         Branch                      Leased
Portland, Oregon    ...........................         Regional                    Leased
Erie, Pennsylvania  ...........................         Branch                Leased by joint venture
Philadelphia, Pennsylvania   ..................         Regional                    Leased
Pittsburgh, Pennsylvania  .....................         Regional                    Leased
Nashville, Tennessee   ........................         Branch                      Owned
Dallas, Texas    ..............................         Regional                    Leased
El Paso, Texas   ..............................         Branch                      Leased
Salt Lake City, Utah   ........................         Branch                      Leased


     The Company's executive offices are located in Teterboro, New Jersey in the building that serves as the Company's regional laboratory in the New York City metropolitan area. The Company owns its branch laboratory facility in Mexico City. The Company believes that, in general, its laboratory facilities are suitable and adequate for its current and anticipated future levels of operation. The Company believes that if it were unable to renew the lease on any of its testing facilities, it could find alternative space at competitive market rates and relocate its operations to such new locations.

Item 3. Legal Proceedings

     In addition to the investigations described in "Government Investigations and Related Claims," the Company is involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against the Company involve claims that are substantial in amount. Although it is not feasible to predict the outcome of such proceedings or any claims made against the Company, it does not anticipate that the ultimate liability of such proceedings or claims will have a material adverse effect on the Company's financial position or results of operations as they primarily relate to professional liability for which the Company believes it has adequate insurance coverage. See "Business-Insurance."

Item 4. Submission of Matters to a Vote of Security Holders

     On December 31, 1996, prior to the consummation of the Spin-Off Distribution, an annual meeting of stockholders was held at which Corning, the then sole stockholder of the Company, was present. The record date for the meeting was December 20, 1996, at which time there were issued and outstanding 400,000 shares of common stock and 1,000 shares of voting cumulative preferred stock. At the meeting, David A. Duke and Kenneth D. Brody were elected as directors of the Company, each to serve until the annual meeting of stockholders held in 1998 and until the election and qualification of his successor; Van C. Campbell and Dan C. Stanzione were elected as directors of the Company, each to serve until the annual meeting of stockholders held in 1999 and until the election and qualification of his successor; and Kenneth W. Freeman and Gail R. Wilensky were elected as directors of the Company, each to serve until the annual meeting of stockholders held in 2000 and until the election and qualification of his or her successor. All outstanding shares were voted in favor of the election of each of the foregoing. All these elections became effective on January 1, 1997. Also during the fourth quarter of 1996 but prior to the effective date of the Company's registration statement on Form 10, Corning Life Sciences Inc. ("CLSI") as the then sole stockholder of the Company, executed a written consent approving the change in the corporate name from Corning Clinical Laboratories Inc. to Quest Diagnostics Incorporated and approving the adoption of the Employees Equity Participation Program, the Employees Stock Purchase Plan, the Restricted Stock Plan for Non-Employee Directors and the Deferred Compensation Plan for Directors.

                                    PART II

Item 5. Market for the Registrant's Common stock and Related Security Holder Matters

     The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "DGX". The common stock began trading on December 17, 1996, on a when issued basis. During the period from

December 17, 1996, through December 31, 1996, the high sales price was $15.75 per share and the low sales price was $13.25 per share. On January 14, 1997, the common stock began trading on a regular way basis. As of March 17, 1997, the Company had approximately 14,650 record holders of its common stock.

     The Company does not expect to pay dividends on its common stock in the foreseeable future. The bank credit facility prohibits the Company from paying cash dividends on its common stock. The Indenture relating to the Company's 10.75% senior subordinated notes due 2006 restricts the ability of the Company to pay cash dividends based primarily on a percentage of the Company's earnings, as defined.

     On November 26, 1996, the Company issued to CLSI, which then owned all of the outstanding capital stock of the Company, 200,000 shares of its common stock and 1,000 shares of its voting cumulative preferred stock. In addition, the Company transferred $250,000 in cash to CLSI. In exchange, CLSI contributed to the Company substantially all of CLSI's assets. CLSI dissolved on November 27, 1997 and all of then outstanding capital stock of the Company, which was held by CLSI, was transferred to Corning. On December 31, 1996, Corning contributed to the Company all of the outstanding capital stock of Corning MRL Inc. (which operates the branch laboratory in Billings, Montana) and all of the then outstanding common stock of the Company in exchange for approximately 28 million shares of common stock of the Company, which shares were distributed later that day by Corning to its shareholders pursuant to the Spin-off Distribution.

Item 6. Selected Financial Data

     See page 28.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     See pages 29-35.

Item 8. Financial Statements and Supplementary Data

     See Item 14 (a) 1. and 2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

     To be filed by amendment to this Form 10-K.

Item 11. Executive Compensation

     To be filed by amendment to this Form 10-K.

Item 12. Security Ownership by Certain Beneficial Owners and Management

     To be filed by amendment to this Form 10-K.

Item 13. Certain Relationships and Related Transactions

     To be filed by amendment to this Form 10-K.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a) Documents filed as part of this report:

     1. Index to financial statements and supplementary data filed as part of this report:

     Item                                                                   Page
     Report of Independent Accountants  .................................    F-1
     Consolidated Balance Sheets  .......................................    F-2
     Consolidated Statements of Operations    ...........................    F-3
     Consolidated Statements of Cash Flows    ...........................    F-4
     Consolidated Statements of Stockholders' Equity   ..................    F-5
     Notes to Consolidated Financial Statements  ........................    F-6
     Supplementary Data: Quarterly Operating Results (unaudited)   ......   F-19

     2. Financial Statement Schedule:

     Schedule II-Valuation Accounts and Reserves ........................   F-20


     3. Exhibits filed as part of this report:

     See (c) below.

     (b) Reports on Form 8-K filed during the last quarter of 1996:

     None

     (c) Exhibits filed as part of this report:

Exhibit
 Number                                                      Description
--------- -----------------------------------------------------------------------------------------------------------------
2.1        Form of Transaction Agreement among Corning Incorporated, Corning Life Sciences Inc., Corning Clinical
           Laboratories Inc. (Delaware), Covance Inc. and Corning Clinical Laboratories Inc. (Michigan), dated as of
           November 22, 1996 (filed as an exhibit to Corning Clinical Laboratories Inc.'s ("CCL") Registration
           Statement on Form 10 (File No. 1-12215) and incorporated herein by this reference)
3.1        Certificate of Incorporation of the Registrant (filed as an exhibit to CCL's Registration Statement on Form 10
           (File No. 1-12215) and incorporated herein by this reference)
3.2        By-Laws of the Registrant (filed as an exhibit to CCL's Registration Statement on Form 10 (File No.
           1-12215) and incorporated herein by this reference)
4.1        Form of Rights Agreement dated December 31, 1996 between Corning Clinical Laboratories Inc. and Harris
           Trust and Savings Bank as Rights Agent (filed as an Exhibit to CCL's Registration Statement on Form 10
           (File No. 1-12215) and incorporated herein by reference)
10.1       Form of Tax Sharing Agreement among Corning Incorporated, Corning Clinical Laboratories Inc. and
           Covance Inc. (filed as an Exhibit to CCL's Registration Statement on Form 10 (File No. 1-12215) and
           incorporated herein by this reference)
10.2       Form of Spin-Off Distribution Tax Indemnification Agreement between Corning Incorporated and Corning
           Clinical Laboratories Inc. (filed as an Exhibit to CCL's Registration Statement on Form 10 (File No.
           1-12215) and incorporated herein by this reference)
10.3       Form of Spin-Off Distribution Tax Indemnification Agreement between corning Clinical Laboratories Inc. and
           Covance Inc. (filed as an Exhibit to CCL's Registration Statement on Form 10 (File No. 1-12215) and
           incorporated herein by reference)
10.4       Form of Spin-Off Distribution Tax Indemnification Agreement between Covance Inc. and Corning Clinical
           Laboratories Inc. (filed as an Exhibit to CCL's Registration Statement on Form 10 (File No. 1-12215) and
           incorporated herein by reference)
10.5       Form of Executive Retirement Supplemental Plan (filed as an Exhibit to CCL's Registration Statement on
           Form 10 (File No. 1-12215) and incorporated herein by reference)




10.6     Form of Variable Compensation Plan (filed as an Exhibit to CCL's Registration Statement on Form 10 (File
         No. 1-12215) and incorporated herein by reference)
10.7     Form of Employees Stock Purchase Plan (filed as an Exhibit to CCL's Registration Statement on Form 10
         (File No. 1-12215) and incorporated herein by reference)
10.8     Form of Employees Equity Participation Program (filed as an Exhibit to CCL's Registration Statement on
         Form 10 (File No. 1-12215) and incorporated herein by reference)
10.9     Form of Profit Sharing Plan (filed as an Exhibit to CCL's Registration Statement on Form 10 (File No.
         1-12215) and incorporated herein by reference)
10.10    Form of Director's Restricted Stock Plan (filed as an Exhibit to CCL's Registration Statement on Form 10
         (File No. 1-12215) and incorporated herein by reference)
10.11    Form of Credit Agreement among Corning Clinical Laboratories Inc., the Banks named therein, NationsBank N.A., as Issuing
         Bank, Wachovia Bank of Georgia, N.A., as Swingline Bank, Morgan Guaranty Trust Company of New York, as Administrative
         Agent, and Morgan Guaranty Trust Company of New York, NationsBank, N.A. and Wachovia Bank of Georgia, N.A., as Arranging
         Agents, dated December 5, 1996 (filed as an Exhibit to CCL's Registration Statement on Form S-1 (File No. 333-15867) and
         incorporated herein by reference)
10.12    Form of 10.75% Senior Subordinated Notes due 2006 (included in Exhibit 4.2) (filed as an Exhibit to CCL's  Registration
         Statement on Form S-1 (File No. 333-15867) and incorporated herein by reference)
10.13    Form of Indenture between Corning Clinical Laboratories Inc. and The Bank of New York, as Trustee, dated December 16, 1996
         (filed as an Exhibit to CCL's Registration Statement on Form S-1 (File No. 333-15867) and incorporated herein by reference)
10.14    Employment Agreement between Corning Clinical Laboratories Inc. and Kenneth W. Freeman
21.      Subsidiaries of Quest Diagnostics Incorporated
23.      Consent of Price Waterhouse LLP
27.      Financial Data Schedule

                                  Signatures

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quest Diagnostics Incorporated
By /s/ Kenneth W. Freeman       President and Chief Executive Officer      March 17, 1997
--------------------------
       Kenneth W. Freeman

By /s/ Robert A. Carothers      Vice President and                         March 17, 1997
--------------------------      Chief Financial Officer
       Robert A. Carothers

By /s/ Robert A. Hagemann       Vice President and                         March 17, 1997
--------------------------      Controller
       Robert A. Hagemann


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

                               Capacity                                      Date
                               --------                                      ----
/s/ Kenneth W. Freeman         Chairman of the Board,                    March 17, 1997
-------------------------      President and Chief Executive Officer
    Kenneth W. Freeman

/s/ Kenneth D. Brody           Director                                  March 17, 1997
-------------------------
    Kenneth D. Brody

/s/ Van C. Campbell            Director                                  March 17, 1997
-------------------------
    Van C. Campbell

/s/ David A. Duke              Director                                  March 17, 1997
-------------------------
    David A. Duke

/s/ Dan C. Stanzione           Director                                  March 17, 1997
-------------------------
    Dan C. Stanzione

/s/ Gail R. Wilensky           Director                                  March 17, 1997
-------------------------
    Gail R. Wilensky

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                       SELECTED HISTORICAL FINANCIAL DATA

                                                                   Year Ended December 31,
                                    --------------------------------------------------------------------------------------
                                          1996                 1995             1994(a)           1993           1992
                                          ----                 ----             -------           ----           ----
                                                                            (in thousands)
Operations Data:
Net revenues   ..................         $1,616,296           $1,629,388     $1,633,699      $1,416,338      $1,228,964
Restructuring and other special
 charges    .....................            668,544(b)            50,560         79,814          99,600          13,000
Net income (loss) (c)   .........           (625,960)             (52,052)(d)     28,345          34,197         102,396

Balance Sheet Data (at end of
 period):
Accounts receivable, net   ......         $  297,743           $  318,252     $  360,410      $  315,902      $  238,601
Total assets   ..................          1,395,066            1,853,385      1,882,663       1,861,162       1,024,806
Long-term debt    ...............            515,008            1,195,566      1,153,054       1,025,787         431,624
Stockholders' equity    .........            538,719              295,801        386,812         395,509         408,149

Other Data:
Net cash provided by (used in)
 operating activities   .........         $  (88,486)(e)       $   85,828     $   37,963      $   99,614      $  101,077
Net cash used in investing
 activities    ..................            (63,674)             (93,087)       (46,186)       (473,687)       (203,884)
Net cash provided by financing
 activities    ..................            157,674                4,986          7,532         392,956          99,267
Adjusted EBITDA (f)  ............            166,358              176,521(d)     295,381         278,665         255,527
Bad debt expense  ...............            111,238              152,590(d)      59,480          47,240          40,572
Rent expense   ..................             49,713               46,900         49,400          46,900          31,800
Capital expenditures    .........             70,396               74,045         93,354          65,317          70,717

(a) In August 1993, Quest Diagnostics acquired Damon, a national clinical-testing laboratory with approximately $280 million in annualized revenues, excluding Damon's California-based laboratories, which were sold in April 1994. In November 1993, Quest Diagnostics acquired certain clinical-testing laboratories of Unilab Corporation ("Unilab"), with approximately $90 million in annualized revenues. The Damon and Unilab acquisitions were accounted for as purchases. Quest Diagnostics acquired Maryland Medical Laboratory, Inc. ("MML"), Nichols and Bioran Medical Laboratory ("Bioran") in June, August and October 1994, respectively, and accounted for these acquisitions as poolings of interest. Results presented include the results of Quest Diagnostics, MML, Nichols and Bioran on a pooled basis. The increase in 1994 net revenues compared to 1993 net revenues was primarily due to the Damon and Unilab acquisitions.
(b) Includes a charge of $445 million to reflect the write-down of intangible assets as discussed in Note 2 to the Consolidated Financial Statements.
(c) Historical earnings per share data is not meaningful as the Company's historical capital structure is not comparable to the capital structure subsequent to the Spin-Off Distribution.
(d) Includes a third quarter charge of $62 million to increase the reserve for doubtful accounts and allowances resulting from billing systems implementation and integration problems at certain laboratories and increased regulatory requirements.
(e) Includes the payment of Damon and other billing related settlements totaling approximately $144 million and the settlement of amounts owed to Corning of approximately $45 million.
(f) Adjusted EBITDA represents income (loss) before income taxes plus net interest expense, depreciation and amortization and non-recurring charges. Adjusted EBITDA is presented and discussed because management believes that Adjusted EBITDA is a useful adjunct to net income and other measurements under generally accepted accounting principles since it is a meaningful measure of a leveraged company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to (i) net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

                        Quest Diagnostics Incorporated
                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Overview

     In the last several years, Quest Diagnostics' business has been affected by significant government regulation, price competition and rapid change resulting from payors' efforts to control cost, utilization and delivery of health care services. As a result of these factors, Quest Diagnostics' profitability has been impacted by changes in the volume of testing and mix of payors, the prices and costs of its services and the level of bad debt expense.

     Payments for clinical laboratory services are made by the government, managed care organizations, insurance companies, physicians and patients. Increased government regulation focusing on health care cost containment has reduced prices and added costs for the clinical laboratory industry by increasing complexity and adding new regulatory requirements. Also, in recent years there has been a significant shift away from traditional fee-for-service health care to managed health care, as employers and other payors of health care costs aggressively move the populations they control into lower cost plans. Managed care organizations frequently negotiate capitated payment contracts whereby healthcare providers receive a fixed monthly fee per covered individual for all services included under the contract. Capitated contract arrangements shift the risks of additional routine testing beyond that covered by the capitated payment to the clinical laboratory. The managed care industry is growing as well as undergoing rapid consolidation which has created large managed care companies that control the delivery of health care services for millions of people, and have significant bargaining power in negotiating fees with providers, including clinical laboratories. These market factors have had a significant adverse impact on prices in the clinical laboratory industry, and are major contributors to the Company's decline in profitability over the last two years. This growth of managed care and use of capitated agreements are expected to continue for the foreseeable future. See "Business--Effect of the Growth of the Managed Care Sector on the Clinical Laboratory Business."

     The clinical laboratory industry is subject to seasonal fluctuations in operating results. The Company's cash flows are influenced by seasonal factors. During the summer months, year-end holiday periods and other major holidays, volume of testing declines, reducing net revenues and resulting cash flows below annual averages. Winter months are also subject to declines in testing volume due to inclement weather, which varies in severity from year to year.

     The clinical laboratory industry is labor intensive. Approximately half of the Company's total costs and expenses are associated with employee compensation and benefits. Cost of services, which have approximated sixty percent of net revenues over the past several years, consists principally of costs for obtaining, transporting and testing specimens. Selling, general and administrative expenses consist principally of the cost of the sales force, billing operations (including bad debt expense), and general management and administrative support.

     A substantial portion of Quest Diagnostics' growth has come from acquisitions in the last four years. The largest of these acquisitions were the purchases of Damon and certain operations of Unilab in 1993 and the acquisitions of MML, Nichols and Bioran in 1994. The MML, Nichols and Bioran transactions were accounted for as poolings of interests. Acquisitions accounted for as purchases have generated large amounts of goodwill which are not deductible for tax purposes, giving rise to a high effective income tax rate and increased sensitivity of the income tax rate to changes in pre-tax income. See Note 4 to the Consolidated Financial Statements.

     On December 31, 1996, Corning distributed to its shareholders on a pro rata basis all of the shares of Quest Diagnostics. In conjunction with the Spin-Off Distribution, the Company was recapitalized by borrowing $500 million in long-term debt to repay Corning for certain intercompany borrowings, with the remaining intercompany borrowings contributed by Corning to Quest Diagnostics' capital. This recapitalization had the effect of reducing the Company's total debt by approximately $700 million. Additionally, coincident with the Spin-Off Distribution, the Company adopted a new accounting policy for valuing intangible assets which resulted in a $445 million reduction in the carrying value of intangible assets.

Pro Forma Impact of Spin-Off Distribution and Change in Accounting Policy

     As a result of the Spin-Off Distribution and related debt reduction, as well as the change in accounting policy, the Company's interest and amortization expense will be significantly reduced in 1997. If the Spin-Off Distribution and the accounting policy change had occurred on January 1, 1996, the Company's 1996 interest expense would have been reduced by approximately $27.8 million, 1996 amortization expense would have been reduced by approximately $14.6 million, and 1996 net loss would have been reduced by approximately $31.5 million. The annual amortization expense reduction differs from that initially disclosed by the Company as a result of finalizing the amount and specific components of the intangible asset write-down. In the opinion of management, no other material pro forma adjustments are necessary to reflect the impact of the Spin-Off Distribution and the change in accounting policy.

Results of Operations

     Year Ended December 31, 1996 Compared with Year Ended December 31, 1995. Earnings were substantially below those for the prior year due principally to special charges, price declines, increases in salaries and wages, and unusually severe winter weather experienced during the first quarter of 1996.

     Net Revenues

     Net revenues decreased by $13.1 million, from the prior year, principally due to average price declines of approximately 3%, partially offset by a 0.6% increase in clinical testing volume and increased revenues from the Company's nonclinical testing businesses. Adversely affecting the volume growth was unusually severe winter weather in the northeastern and central parts of the United States during the first quarter of 1996. While the prices for laboratory tests were stable over the course of the year, they were lower than 1995 when prices declined steadily. The majority of the price declines for 1996 compared to 1995 resulted from changes in reimbursement policies of various third-party payors, shifts in volume to lower-priced managed care business, and intense price competition in the industry. Also contributing to the price declines was a reduction in Medicare fee schedules effective January 1, 1996, which accounted for approximately a 1% decrease in net revenues.

     Costs and Expenses

     Cost of services increased by 2.4% as a percentage of net revenues from the prior year. These increases were due principally to the effects of declining prices and increases in salaries and wages associated with improving customer service levels and wage adjustments.

     Selling, general and administrative expense decreased by $27.9 million, or 1.5% as a percentage of net revenues from the prior year. These decreases were due principally to a reduction in bad debt expense, which decreased by $41.4 million to 6.9% of net revenues from 9.4% of net revenues in 1995, and was partially offset by costs associated with developing and implementing strategic action plans and operating improvement plans. The reduction in bad debt expense results primarily from the unusually high level of bad debt expense in the prior year, which included a charge of $62 million to increase receivable reserves. The Company has established, and maintains, rigorous programs to improve the effectiveness of its billing and collection operations. The established programs include standard policies and procedures, employee training programs and regular reporting and tracking of key measures by senior management. The implementation of these programs during the fourth quarter of 1995 has aided in reducing bad debt expense. However, additional requirements to provide documentation of the medical necessity of testing have added to the backlog of unbilled receivables and caused bad debt expense during the second half of 1996 to increase above the rate the Company had experienced during the first half of 1996. Additional efforts to collect medical necessity documentation are currently being made and are expected to lower bad debt expense below the 1996 rate during 1997.*

     Net interest expense decreased by $7.1 million from the prior year as a result of Corning contributing greater than $700 million of intercompany debt to the Company's equity during the fourth quarter. Amortization of intangible assets decreased below the prior year level by $3.0 million due to certain intangible assets having been fully amortized.

     In the second quarter of 1996, as a consequence of an investigation begun in 1993, the DOJ notified Quest Diagnostics that it had taken issue with payments related to certain tests received by Damon from federally funded health care programs prior to the acquisition of Damon by the Company. Management met with the DOJ several

--------------
* This is a forward looking statement and is based on current expectations. Actual results may vary materially from those projected. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular see factors (c), (d) and (j).

times to evaluate the substance of the government's allegations. The Company recorded a charge of $46 million in the second quarter of 1996 to establish additional reserves equal to management's estimate, at that time, of the low end of the range of potential amounts which could be required to satisfy the government's claims. During the third quarter of 1996, the Company recorded a $142 million charge to establish additional reserves associated with government and other claims primarily related to billing practices at certain laboratories of Damon and Nichols prior to their acquisition. During the fourth quarter, the Company entered into an agreement with the DOJ to pay $119 million to settle all federal and Medicaid claims related to the billing by Damon of certain blood test series for federally sponsored health care programs. Corning contributed $119 million to the Company's capital to fund the payment of the Damon settlement. Additionally, Corning has agreed to indemnify Quest Diagnostics against all settlements for any government claims pending on December 31, 1996 and for 50% of the aggregate of all private party settlements that are in excess of $42 million that relate to indemnified or previously settled governmental claims for services provided prior to January 1, 1997, however, the indemnification of private party claims will not exceed $25 million and will be paid to the Company net of anticipated tax benefits to be realized by the Company. Aggregate reserves with respect to all governmental and nongovernmental claims, including litigation costs, approximated $81 million at December 31, 1996. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that the final resolution of these matters could be in excess of established reserves by an amount which could be material to the Company's results of operations and, for non-indemnified claims, the Company's cash flows in the periods in which such claims are settled. The Company does not believe that these matters will have a material adverse effect on its overall financial condition. See "Business--Government Investigations and Related Claims" and Note 15 to the Consolidated Financial Statements.

     In the third quarter of 1996 the Company recorded a charge of $13.7 million to write off capitalized software as a result of its decision to abandon what had been intended as its company-wide billing system. Management now plans to standardize billing systems using a system already implemented in several of its sites.

     In the fourth quarter of 1996, Quest Diagnostics recorded a non-recurring charge of $21.9 million. The charge consisted of the value of the Company's stock contributed to fund an employee stock ownership plan ($11.7 million) and fees for advisors and other costs associated with establishing Quest Diagnostics as an independent entity.

     Coincident with the Spin-Off Distribution, the Company adopted a new accounting policy for valuing its intangible assets. Most of the Company's intangible assets resulted from purchase business combinations in 1993. Significant changes in the clinical laboratory and health care industries subsequent to 1993 have caused the fair value of the Company's intangible assets to be significantly less than carrying value. Management believes that a valuation of intangible assets based on the amount for which each of its regional laboratories could be sold in an arm's-length transaction is preferable to using projected undiscounted pre-tax cash flows. Management believes fair value is a better indicator of the extent to which the intangible assets may be recoverable and therefore, may be impaired. The change in policy resulted in the Company recording a non-cash charge of $445 million. See Note 2 to the Consolidated Financial Statements.

     In the second quarter of 1995, the Company recorded a provision for restructuring totaling $33 million primarily for work force reduction programs and the costs of exiting a number of leased facilities. Additionally, in the first quarter of 1995 the Company recorded a special charge of $12.8 million for the settlement of claims related to inadvertent billing errors of certain laboratory tests that were not completely and/or successfully performed or reported due to insufficient samples and/or invalid results.

     Gains on the sale of several small investments and the favorable settlement of a contractual obligation, both of which occurred in 1996, accounted for the majority of the change in other, net compared to the prior year.

     Quest Diagnostics' effective tax rate is significantly impacted by goodwill amortization which is not deductible for tax purposes. This had the effect of reducing the tax benefit rate of the Company in both 1996 and 1995. The Company's 1996 tax rate was also impacted by the write-down of intangible assets which was not deductible for tax purposes. The effect of this non-deductibility is particularly apparent when amortization and other non-deductible charges increase in proportion to pre-tax earnings, as was the case in both 1996 and 1995. As a result of the intangible asset write-down, non-deductible goodwill amortization will be reduced in future periods. Accordingly, its impact on the effective tax rate will be reduced. See Note 4 to the Consolidated Financial Statements.

     Year Ended December 31, 1995 Compared with Year Ended December 31, 1994. Earnings for 1995 were significantly below those for the prior year as a result of price declines, higher bad debt expense, and the impact of restructuring and other special charges. The 1995 bad debt expense included a $62 million charge to increase accounts receivable reserves in the third quarter.

     Net Revenues

     Net revenues of $1.6 billion in fiscal 1995 remained essentially unchanged from the prior year. Average price declines, estimated to be 3.7%, were offset by estimated growth of approximately 4% in requisition volume. The majority of the price declines resulted from changes in reimbursement policies of various third-party payors, an accelerated shift in volume to lower-priced managed care business, and intense price competition in the industry. Also contributing to the price declines was a reduction in Medicare fee schedules effective January 1, 1995 which accounted for approximately a 1% decrease in net revenues.

     Costs and Expenses

     Cost of services increased 0.8% as a percentage of net revenues from 1994. These increases were due principally to the impact of price declines and the added cost of doing business in an increasingly complex environment. Partially offsetting these factors were synergies associated with the elimination of duplicate facilities, personnel and administrative functions of acquired entities, including Damon, MML and Nichols.

     Selling, general and administrative expense increased $111.3 million, or 6.9% as a percentage of net revenues, from 1994. These increases resulted primarily from a higher level of bad debt expense during 1995. Excluding bad debt expense, selling, general and administrative expenses as a percentage of net revenues were approximately 22.7% as compared to 21.6% in 1994.

     Bad debt expense increased $93.1 million from 1994, to 9.4% of net revenues in 1995 from 3.6% of net revenues in 1994. This increase resulted from an increase in ongoing bad debt expense of $31.1 million throughout 1995 and a $62 million charge to increase bad debt reserves in the third quarter of 1995.

     During 1995, ongoing bad debt expense increased from 4.4% of net revenues in the first quarter to 6.5% of net revenues in the fourth quarter. This increase is due principally to three developments that have complicated the billing process: (1) increased complexity in the health care system; (2) increased requirements in complying with fraud and abuse regulations; and (3) changes in Medicare reimbursement policies. These three factors have placed additional requirements on the billing process, including the need for specific test coding, additional research on processing rejected claims that comply with prior practices, increased audits for compliance, and management of a large number of contracts which have very different information requirements for pricing and reimbursement.

     In addition to the changes in the billing process, in mid-1995, the Company experienced problems integrating billing operations from recent acquisitions into existing billing operations and experienced significant problems implementing a new billing system at its largest facility in Teterboro, New Jersey. These factors, along with the significant changes in the billing process discussed in the preceding paragraph, contributed to a significant increase in the backlog of unbilled receivables and a significant deterioration in the collection of receivables during the third quarter of 1995. As a result, the Company recorded a charge of $62 million in the third quarter to increase accounts receivable reserves. Quest Diagnostics has put in place a rigorous program to improve the effectiveness of its billing and collection operations and has stabilized the current billing system in Teterboro.

     Net interest expense increased by $18.7 million over the 1994 level due to an increase in average debt levels, resulting principally from funding investing activities and cash requirements associated with restructuring and other special charges.

     Amortization expense increased principally due to additional intangible assets arising from acquisitions completed in 1994 and 1995. The Company's effective tax rate is significantly impacted by goodwill amortization which is not deductible for tax purposes. This had the effect of reducing the tax benefit rate in 1995 while increasing the overall tax rate in 1994. See Note 4 to the Consolidated Financial Statements.

     In the second quarter of 1995, the Company recorded a provision for restructuring totaling $33 million, consisting primarily of costs for work force reduction programs and exiting a number of leased facilities. In the first quarter of 1995, the Company recorded a special charge of $12.8 million for the settlement of claims related to inadvertent billing errors of certain laboratory tests that were not completely and/or successfully performed or reported due to insufficient samples and/or invalid results. In the third quarter of 1994, the Company recorded a provision for restructuring and other special charges totaling $79.8 million which included $48.2 million of integration costs, $21.6 million of transaction expenses, and $10 million of other reserves primarily related to the Nichols, MML and Bioran acquisitions. See Note 5 to the Consolidated Financial Statements.

Liquidity and Capital Resources

     Historically, Quest Diagnostics has financed its operations and growth with cash flow from operations, borrowings from Corning, and stock issued by Corning to finance certain acquisitions on its behalf. Investing activities have included business acquisitions and capital expenditures for facility expansions and upgrades and information systems improvements. Replacement of laboratory equipment has typically been financed through operating leases.

     During the fourth quarter of 1996, Quest Diagnostics' debt was restructured and equity recapitalized. The Company issued $150 million of senior subordinated notes and borrowed $350 million under a credit agreement with several banks (the "Credit Agreement"). The proceeds from these borrowings were used to repay amounts owed to Corning. Amounts owed to Corning in excess of the proceeds from these borrowings were contributed by Corning to the Company's capital. As a result of these actions, Quest Diagnostics' long-term debt was reduced by approximately $700 million, and its annual interest expense will be reduced by approximately $28 million. The Credit Agreement includes a revolving working capital credit facility of $100 million (the "Working Capital Facility"), of which $20 million may be used for letters of credit. Borrowings under the Working Capital Facility approximated $19 million at December 31, 1996. All of these borrowings were repaid in January 1997. Additionally, letters of credit approximating $5 million were outstanding at December 31, 1996, reducing the availability under the Working Capital Facility. Other than the reduction for outstanding letters of credit, all of the Working Capital Facility is currently available for borrowing.

     As a part of the Spin-Off Distribution, Corning agreed that the Company would retain a minimum of $30 million of "adjusted cash" at December 31, 1996. Adjusted cash represents cash net of borrowings under the Working Capital Facility, and certain other transactions. Adjusted cash was approximately $21.5 million at December 31, 1996, resulting in a receivable from Corning and a contribution of capital of approximately $8.5 million. The $8.5 million was received from Corning in January 1997.

     Net cash from operating activities for the year ended December 31, 1996 was below the level for the comparable period of the prior year as a result of reduced earnings, payment of the Damon and other billing related settlements totaling approximately $144 million and the settlement of amounts owed to Corning. Excluding the impact of the billing settlements and the settlement of amounts owed to Corning, cash from operating activities was above the level for the prior year. This was due to a reduction in restructuring spending to approximately $16 million and an improved collection rate of accounts receivable. The improvement in accounts receivable is a direct result of specific programs initiated in the fourth quarter of 1995 to improve billing operations. Although these programs are continuing, additional requirements of customers to provide documentation of the medical necessity of testing are expected to make it increasingly difficult to reduce receivable levels. Days sales outstanding ("DSOs") for the clinical testing business is one measure used by the Company to monitor the effectiveness of its billing operations. DSOs were 72 days at December 31, 1996, 74 days at December 31, 1995, and 81 days at December 31, 1994.

     Net cash provided by operating activities during 1995 increased above the prior year despite reduced earnings, due primarily to changes in accounts payable and accrued expenses and reduced spending for restructuring integration and other special charges.

     Cash used for investing activities for the year ended December 31, 1996 was below the prior year level due to reduced acquisition activity and the sale of several small investments during 1996. Investing activities during 1996, 1995 and 1994 were funded principally by cash flow from operations and borrowings from Corning, and were principally for capital expenditures and acquisitions. Cash used in investing activities in 1995 exceeded the prior year level due principally to cash proceeds generated from the sale of certain California operations in 1994.

     Net cash provided by financing activities for the year ended December 31, 1996 increased above the prior year level due primarily to Corning's contribution of $119 million to capital to fund the Damon settlement and a reduction in dividends paid to Corning. Financing activities in 1995, and 1994 consisted principally of dividend payments to and net borrowing activities with Corning.

     The Company estimates that it will invest approximately $57 million during 1997 for capital expenditures, principally related to equipment and facility upgrades and investments in information technology.* The Company expects to expand its operations principally through internal growth and accelerated growth in strategic markets and related lines of business. The Company expects such activities will be funded from existing cash and cash equivalents, cash flow from operations, and borrowings under the Working Capital Facility. Quest Diagnostics believes that the Working Capital Facility will be sufficient to meet both its short-term and its long-term financing needs. As a result, the Company believes it has sufficient financial flexibility and sufficient access to funds to meet seasonal working capital requirements, to fund capital expenditures and to fund growth opportunities.

     The Company does not anticipate paying dividends on its common stock in the foreseeable future. In addition, the Credit Agreement prohibits the payment of cash dividends. Further, the senior subordinated notes restrict the Company's ability to pay cash dividends on its common stock based primarily on a percentage of the Company's earnings, as defined.

     Periodically, there may be acquisitions or other growth opportunities which will require additional external financing, and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company.

     Management believes that the recapitalization of Quest Diagnostics and the indemnification by Corning against monetary fines, penalties or losses from outstanding government claims, together with the successful implementation of its business strategy, will generate more predictable and improved cash flows.** Additionally, management believes that these actions, together with the Company's leading market position or low cost provider status in a number of geographic regions accounting for the majority of its net revenues, will aid the Company in meeting the ongoing challenges in the clinical laboratory industry brought on by growth in managed care and increased regulatory complexity.***

     Adjusted EBITDA

     Adjusted EBITDA represents income (loss) before income taxes plus net interest expense, depreciation and amortization and non-recurring charges. Adjusted EBITDA is presented and discussed because managment believes that Adjusted EBITDA is a useful adjunct to net income and other measurements under generally accepted accounting principles since it is a meaningful measure of a leveraged company's performance and ability to meet its future debt service requirements, fund capital expendutures and meet working capital requirements. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to
(i) net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

     Adjusted EBITDA for 1996 was $166.4 million, or 10.3% of net revenues. Adjusted EBITDA for the prior period was $176.5 million, or 10.8% of net revenues. The decline in Adjusted EBITDA was principally due to price declines, increases in salaries and wages and a reduction in volume during the first quarter of 1996 as a result of the unusually severe winter weather.

--------------
 * This is a forward looking statement and is based on current expectations. Actual results may vary materially those projected. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular see factors (d),
    (j) and (k).

 ** This is a forward looking statement and is based on current expectations.
    Actual results may vary materially from those projected. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular see factors (a),
    (b), (c), (d), (e), (f), (j) and (l).

*** This is a forward looking statement and is based on current expectations.
    Actual results may vary materially from those projected. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular see factors (a),
    (b), (c), (d), (e), (f) and (j).

     Adjusted EBITDA for 1995 was $176.5 million, or 10.8% of net revenues. Adjusted EBITDA for the prior period was $295.4 million, or 18.1% of net revenues. The decline in Adjusted EBITDA was principally due to price declines and higher bad debt expense.

Inflation

     The Company believes that inflation generally does not have a material adverse effect on its operations or financial condition because the majority of its contracts are short-term.

                       REPORT OF INDEPENDENT ACCOUNTANTS

Price Waterhouse LLP

To the Board of Directors and Stockholders of Quest Diagnostics Incorporated

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. on page 25 present fairly, in all material respects, the financial position of Quest Diagnostics Incorporated and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As discussed in Note 2, the Company adopted a new accounting policy for evaluating the recoverability of intangible assets during 1996.



Price Waterhouse LLP
New York, New York
January 24, 1997

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 and 1995
                       (in thousands, except share data)

                                                                          1996           1995
                                                                       -----------    ----------
ASSETS
------
Current Assets:
 Cash and cash equivalents   .......................................    $   41,960     $   36,446
 Accounts receivable, net of allowance of $115,018 and
  $147,947 for 1996 and 1995, respectively  ........................       297,743        318,252
 Inventories  ......................................................        28,524         26,601
 Deferred taxes on income    .......................................        98,162         98,845
 Due from Corning Incorporated  ....................................        30,894             --
 Prepaid expenses and other assets    ..............................        13,682         22,014
                                                                        ----------     ----------
  Total current assets    ..........................................       510,965        502,158
Property, plant and equipment, net    ..............................       287,749        296,116
Intangible assets, net    ..........................................       546,457      1,030,633
Deferred taxes on income  ..........................................        20,420          6,062
Other assets  ......................................................        29,475         18,416
                                                                        ----------     ----------
TOTAL ASSETS  ......................................................    $1,395,066     $1,853,385
                                                                        ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
 Accounts payable and accrued expenses   ...........................    $  206,701     $  240,525
 Short-term borrowings    ..........................................        20,785         12,148
 Income taxes payable  .............................................        21,946         39,766
 Due to Corning Incorporated and affiliates    .....................            --          8,979
                                                                        ----------     ----------
  Total current liabilities  .......................................       249,432        301,418
Long-term debt, third party  .......................................       515,008         49,930
Long-term debt, Corning Incorporated  ..............................            --      1,145,636
Other liabilities   ................................................        91,907         60,600
                                                                        ----------     ----------
  Total liabilities    .............................................       856,347      1,557,584
                                                                        ----------     ----------
Commitments and Contingencies

Stockholders' Equity:
 Preferred Stock    ................................................         1,000             --
 Common stock, par value $0.01 per share; 100,000,000 shares
  authorized; 28,822,366 shares issued at December 31, 1996   ......           288             --
 Additional paid-in capital  .......................................     1,170,152        297,823
 Accumulated deficit   .............................................      (627,892)        (3,118)
 Cumulative translation adjustment    ..............................          (619)         2,325
 Market valuation adjustment    ....................................        (4,210)        (1,229)
                                                                        ----------     ----------
  Total stockholders' equity   ....................................        538,719        295,801
                                                                        ----------     ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    .....................    $1,395,066     $1,853,385
                                                                        ==========     ==========


The accompanying notes are an integral part of these statements.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (in thousands)

                                                                     1996            1995           1994
                                                                  -----------    -----------     -----------
Net revenues   ................................................    $1,616,296     $1,629,388      $1,633,699
Costs and expenses:
 Cost of services    ..........................................     1,010,875        980,232         969,844
 Selling, general and administrative   ........................       495,323        523,271         411,939
 Interest expense, net  .......................................        74,918         82,016          63,295
 Amortization of intangible assets  ...........................        41,625         44,656          42,588
 Provision for restructuring and other special charges   ......       223,590         50,560          79,814
 Write-down of intangible assets    ...........................       444,954             --              --
 Other, net    ................................................         1,213          6,221           3,464
                                                                   ----------     ----------      ----------
  Total  ......................................................     2,292,498      1,686,956       1,570,944
                                                                   ----------     ----------      ----------
Income (loss) before taxes    .................................      (676,202)       (57,568)         62,755
Income tax expense (benefit)  .................................       (50,242)        (5,516)         34,410
                                                                   ----------     ----------      ----------
Net income (loss)    ..........................................    $ (625,960)    $  (52,052)     $   28,345
                                                                   ==========     ==========      ==========



The accompanying notes are an integral part of these statements.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                (in thousands)

                                                                      1996            1995            1994
                                                                   ------------    -----------     -----------
Cash flows from operating activities:
Net income (loss)  .............................................     $ (625,960)     $ (52,052)      $  28,345
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
  Depreciation and amortization   ..............................         99,098        101,513          89,517
  Provision for doubtful accounts    ...........................        111,238        152,590          59,480
  Provision for restructuring and other special charges   ......        223,590         50,560          79,814
  Write-down of intangible assets    ...........................        444,954             --              --
  Deferred income tax provision   ..............................         (4,472)       (32,384)         (4,742)
  Other, net    ................................................            558          8,303          14,600
  Changes in operating assets and liabilities:   ...............
   Accounts receivable   .......................................        (94,657)      (109,500)       (103,402)
   Accounts payable and accrued expenses   .....................        (16,671)        14,604         (32,756)
   Restructuring, integration and settlement charges   .........       (160,627)       (57,768)        (88,093)
   Due from/to Corning Incorporated and affiliates  ............        (44,729)         2,934          14,783
   Other assets and liabilities, net    ........................        (20,808)         7,028         (19,583)
                                                                     ----------      ---------       ---------
Net cash (used in) provided by operating activities    .........        (88,486)        85,828          37,963
                                                                     ----------      ---------       ---------
Cash flows from investing activities:
  Capital expenditures   .......................................        (70,396)       (74,045)        (93,354)
  Proceeds from disposition of assets   ........................         11,989          2,880          55,762
  Acquisition of businesses, net of cash acquired   ............             --        (22,907)        (12,154)
  (Increase) decrease in investments    ........................         (5,267)           985           3,560
                                                                     ----------      ---------       ---------
Net cash used in investing activities   ........................        (63,674)       (93,087)        (46,186)
                                                                     ----------      ---------       ---------
Cash flows from financing activities:
  Net borrowings under Working Capital Facility  ...............         19,300             --              --
  Proceeds from borrowings  ....................................        559,342         55,729         186,046
  Repayment of long-term debt  .................................       (528,178)       (13,784)       (118,046)
  Payment of debt issuance costs  ..............................        (10,681)            --              --
  Contribution of capital from Corning Incorporated    .........        119,063             --              --
  Dividends paid   .............................................         (1,172)       (36,959)        (60,468)
                                                                     ----------      ---------       ---------
Net cash provided by financing activities  .....................        157,674          4,986           7,532
                                                                     ----------      ---------       ---------
Net change in cash and cash equivalents    .....................          5,514         (2,273)           (691)
Cash and cash equivalents, beginning of year  ..................         36,446         38,719          39,410
                                                                     ----------      ---------       ---------
Cash and cash equivalents, end of year  ........................     $   41,960      $  36,446       $  38,719
                                                                     ==========      =========       =========

The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                        (in thousands, except share data)

                                                             Additional
                                      Preferred     Common    Paid-in
                                        Stock       Stock     Capital
                                       -------     -------   ---------
Balance, December 31, 1993    ......    $   --        $ --     $265,649
Net income  ........................
Dividends paid to Corning
 Incorporated  .....................
Dividends paid to S-Corporation
 shareholders  .....................
Dividends in-kind to S-Corporation
 shareholders  .....................
Capital contribution    ............                             32,174
Translation adjustment  ............
                                        -----        ----    ----------
Balance, December 31, 1994    ......       --          --       297,823
Net loss    ........................
Dividends paid to Corning
 Incorporated  .....................
Translation adjustment  ............
Market valuation adjustment   ......
                                        -----        ----    ----------
Balance, December 31, 1995    ......       --          --       297,823
Net loss    ........................
Dividends paid to Corning
 Incorporated  .....................
Issuance of preferred stock   ......     1,000                   (1,000)
Capital contribution and Spin-Off
 Distribution (28,043,816 shares) ..                  280       861,683
Establishment of employee stock
 ownership plan (778,550 shares) ...                    8        11,646
Translation adjustment  ............
Market valuation adjustment ........
                                        -----        ----    ----------
Balance, December 31, 1996    ......    $1,000       $288    $1,170,152
                                        ======       ====    ==========
                                        Retained
                                        Earnings      Cumulative       Market           Total
                                      (Accumulated    Translation    Valuation      Stockholders'
                                        Deficit)      Adjustment     Adjustment       Equity
                                     --------------- -------------- -------------  --------------
Balance, December 31, 1993    ......   $ 125,561        $4,299        $   --          $ 395,509
Net income  ........................      28,345                                         28,345
Dividends paid to Corning
 Incorporated  .....................     (33,275)                                       (33,275)
Dividends paid to S-Corporation
 shareholders  .....................     (27,193)                                       (27,193)
Dividends in-kind to S-Corporation
 shareholders  .....................      (7,545)                                        (7,545)
Capital contribution    ............                                                     32,174
Translation adjustment  ............                    (1,203)                          (1,203)
                                       ---------        ------        -------         ---------
Balance, December 31, 1994    ......      85,893         3,096             --           386,812
Net loss    ........................     (52,052)                                       (52,052)
Dividends paid to Corning
 Incorporated  .....................     (36,959)                                       (36,959)
Translation adjustment  ............                      (771)                            (771)
Market valuation adjustment   ......                                   (1,229)           (1,229)
                                       ---------        ------        -------         ---------
Balance, December 31, 1995    ......      (3,118)        2,325         (1,229)          295,801
Net loss    ........................    (625,960)                                      (625,960)
Dividends paid to Corning
 Incorporated  .....................      (1,172)                                        (1,172)
Issuance of preferred stock   ......                                                         --
Capital contribution and Spin-Off
 Distribution (28,043,816 shares) ..                                                    861,963
Establishment of employee stock
 ownership plan (778,550 shares) ...                                                     11,654
Translation adjustment  ............       2,358        (2,944)                            (586)
Market valuation adjustment   ......                                   (2,981)           (2,981)
                                       ---------        ------        -------         ---------
Balance, December 31, 1996    ......   $(627,892)       $ (619)       $(4,210)        $ 538,719
                                       =========        ======        =======         =========

The accompanying notes are an integral part of these statements.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (dollars in thousands, unless otherwise indicated)

1. BASIS OF PRESENTATION

     Quest Diagnostics Incorporated (formerly Corning Clinical Laboratories Inc.) and its subsidiaries ("Quest Diagnostics" or the "Company") is one of the largest clinical laboratory testing businesses in the United States. Prior to January 1, 1997, Quest Diagnostics was a wholly-owned subsidiary of Corning Incorporated ("Corning"). On December 31, 1996, Corning distributed all of the outstanding shares of common stock of the Company to the stockholders of Corning, with one share of common stock of the Company being distributed for each eight shares of outstanding common stock of Corning. This distribution was followed immediately by the distribution to the stockholders of the Company of all the outstanding common stock of Covance Inc. ("Covance") (formerly Corning Pharmaceutical Services Inc.), with one share of common stock of Covance being distributed for each four shares of outstanding common stock of Corning. These two distributions are collectively referred to as the "Spin-Off Distribution." The result was the creation of two independent, publicly-owned companies. Prior to the Spin-Off Distribution, Corning received a ruling from the Internal Revenue Service that the Spin-Off Distribution would be tax-free. In conjunction with the Spin-Off Distribution, Corning, Quest Diagnostics and Covance entered into a transaction agreement and tax indemnification and tax sharing agreements. The transaction agreement provides for, among other things, Corning to indemnify the Company against all settlements for government claims pending at December 31, 1996 (see Note 15). Additionally, in conjunction with the Spin-Off Distribution, the Company borrowed $500 million in long-term debt to repay Corning for certain intercompany borrowings. The remaining intercompany debt was contributed by Corning to the Company's equity.

     The accompanying consolidated financial statements present the results of operations, cash flows and financial position of the clinical laboratory testing business being conducted by Quest Diagnostics. Covance, as well as the environmental testing business formerly held by Quest Diagnostics are excluded. In 1994, Corning acquired three clinical laboratory testing businesses on the behalf of Quest Diagnostics in separate transactions accounted for as poolings of interests (see Note 3). Results presented for 1994 include the results of Quest Diagnostics and the pooled entities on a combined basis.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of all entities controlled by the Company. The equity method of accounting is used for investments in affiliates which are not Company controlled and in which the Company's interest is generally between 20 and 50 percent. All significant intercompany accounts and transactions are eliminated.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition

     The Company generally recognizes revenue as services are rendered upon completion of the testing process. Billings for services under third-party payor programs, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on final settlement with the third-party payors, are recorded upon settlement. In 1996, 1995 and 1994, approximately 21%, 23% and 28%, respectively, of net revenues were generated by Medicare and Medicaid programs.

     Concentrations of Credit Risk

     Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company's clients as well as their dispersion across many different geographic regions.

     Taxes on Income

     The Company uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (dollars in thousands, unless otherwise indicated)

differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.

     Cash and Cash Equivalents

     Cash and cash equivalents include all highly-liquid investments with original maturities at the time acquired by the Company of three months or less.

     Inventories

     Inventories, which consist principally of supplies, are valued at the lower of cost (first in, first out method) or market.

     Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method over expected useful asset lives, which range from three to forty years.

     Long-Lived Assets

     The Company follows Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which it adopted in 1995. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company's ability to recover the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pre-tax cash flows are less than the carrying value of such asset, an impairment loss would be recognized for the difference between estimated fair value and carrying value. This assessment of impairment requires management to make estimates of expected future cash flows. It is at least reasonably possible that future events or circumstances could cause these estimates to change.

     In addition, the carrying value of intangible assets is subject to an additional evaluation as set forth below.

     Accounting for Intangible Assets

     Acquisition costs in excess of the fair value of net tangible assets acquired are capitalized and amortized over periods not exceeding forty years. Other intangible assets are recorded at cost and amortized over periods not exceeding fifteen years.

     Coincident with the Spin-Off Distribution, management adopted a new accounting policy for evaluating the recoverability of intangible assets and measuring possible impairment under Accounting Principles Board Opinion No. 17, "Intangible Assets." Most of the intangible assets resulted from purchase business combinations in 1993. Significant changes in the clinical laboratory and health care industries subsequent to 1993, including increased government regulation and movement from traditional fee-for-service care to managed cost health care, had caused the fair value of the intangible assets to be significantly less than historical carrying value. Management believes that a valuation of intangible assets based on the amount for which each regional laboratory could be sold in an arm's-length transaction is preferable to using projected undiscounted pre-tax cash flows. The Company believes fair value is a better indicator of the extent to which the intangible assets may be recoverable and therefore, may be impaired. This change in method of evaluating the recoverability of intangible assets resulted in a charge of $445.0 million to operations coincident with the Spin-Off Distribution to reflect the impairment of intangible assets. This will result in a reduction of future amortization expense of approximately $14.6 million annually and $3.6 million quarterly.

     The fair value method is applied to each of the regional laboratories. Management's estimate of fair value is primarily based on multiples of forecasted revenue or multiples of forecasted earnings before net interest, taxes, depreciation and amortization ("EBITDA"). The multiples are primarily determined based upon publicly available information regarding comparable publicly-traded companies in the industry, but also considers (i) the financial projections of each regional laboratory, (ii) the future prospects of each regional laboratory, including its growth opportunities, managed care concentration and likely operational improvements, and (iii) comparable sales prices, if available. Multiples of revenues are used to estimate fair value in cases where the Company believes that the

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (dollars in thousands, unless otherwise indicated)

likely acquirer of a regional laboratory would be a strategic buyer within the industry which would realize synergies from such an acquisition. In regions where management does not believe there is a potential strategic buyer within the industry, and, accordingly, believes the likely buyer would not have synergy opportunities, multiples of EBITDA are used for estimating fair value. Regional laboratories with lower levels of profitability valued using revenue multiples would generally be ascribed a higher value than if multiples of EBITDA were used, due to assumed synergy opportunities. Management's estimate of fair value is currently based on multiples of revenue primarily ranging from 0.5 to 0.7 times revenue and on multiples of EBITDA primarily ranging from 5 to 6 times EBITDA. While management believes the estimation methods are reasonable and reflective of common valuation practices, there can be no assurance that a sale to a buyer for the estimated value ascribed to a regional laboratory could be completed. Changes to the method of valuing regional laboratories will be made only when there is a significant and fundamental change in facts and circumstances, such as significant changes in market position or the entrance or exit of a significant competitor from a regional market.

     For purposes of estimating the fair value of each of the regional laboratories, management assumed that a potential buyer would seek to be indemnified for litigation or other contingencies resulting from preacquisition activities. Therefore, the reserves recorded for billing and marketing claims were not allocated to the regional laboratories for purposes of estimating their fair value.

     On a quarterly basis, management will perform a review of each regional laboratory to determine if events or changes in circumstances have occurred which could have a material adverse effect on the fair value of the business and its intangible assets. If such events or changes in circumstances were deemed to have occurred, management would consult with one or more of its advisors in estimating the impact on fair value of the regional laboratory. Should the estimated fair value of a regional laboratory be less than the net book value for such laboratory at the end of a quarter, the Company will record a charge to operations to recognize an impairment of its intangible assets for such difference.

     Investments

     The Company accounts for investments in equity securities, which are included in other assets, in conformity with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). SFAS 115 requires the use of fair value accounting for trading or available-for-sale securities. Unrealized losses for available-for-sale securities are recorded as a separate component within stockholders' equity. Investments in equity securities are not material to the Company.

     Earnings Per Share

     Earnings per share are computed by dividing net income by the weighted average number of common shares outstanding. Historical earnings per share data is not meaningful as the Company's historical capital structure is not comparable to the capital structure subsequent to the Spin-Off Distribution.

3. BUSINESS COMBINATIONS AND DIVESTITURES

     Acquisitions

     During 1995, the Company acquired several laboratories in separate transactions accounted for under the purchase method. The total cost of the acquired businesses aggregated approximately $23 million and was financed through borrowings from Corning. Intangible assets of approximately $21.6 million resulted from the transactions and are being amortized over periods not to exceed forty years.

     During 1994, Corning acquired three clinical laboratory testing companies on behalf of the Company in separate transactions accounted for as poolings of interests. In June 1994, Corning acquired the stock of Maryland Medical Laboratory, Inc. ("MML") in exchange for approximately 4.5 million shares of Corning common stock; in August 1994, Corning acquired the stock of Nichols Institute ("Nichols") in exchange for approximately 7.5 million shares of Corning common stock and reserved an additional 1.1 million shares for future issuance upon the exercise of stock options; and, in October 1994, Corning acquired the stock of Bioran Medical Laboratory ("Bioran") in exchange for approximately 6.0 million shares of Corning common stock. Results presented for 1994 include the results of the Company, MML, Nichols and Bioran on a combined basis.

     In 1994, the Company also acquired several other laboratories in separate transactions accounted for under the purchase method. The total cost of the acquired businesses aggregated approximately $26 million and was

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (dollars in thousands, unless otherwise indicated)

financed through the issuance of Corning stock and borrowings from Corning. Intangible assets of approximately $24 million resulted from these transactions and are being amortized over periods not to exceed forty years.

     Divestitures

     In the second quarter of 1994, the Company sold for cash proceeds of $51 million the California clinical laboratory testing operations acquired in 1993.

4. TAXES ON INCOME

     For periods prior to the Spin-Off Distribution, the Company was included in the consolidated Federal income tax return filed by Corning and had a tax sharing agreement with Corning, pursuant to which the Company was required to compute its provision for income taxes on a separate return basis and pay to Corning the separate Federal income tax return liability so computed. In conjunction with the Spin-Off Distribution, the Company, Corning, and Covance entered into a tax sharing agreement which allocates among them responsibility for federal, state and local taxes relating to taxable periods before and after the Spin-Off Distribution and provides for computing and apportioning tax liabilities and tax benefits for such periods among the parties.

     The Company, Corning, and Covance also entered into tax indemnification agreements that prohibit the Company and Covance for a period of two years after the Spin-Off Distribution from taking certain actions that might jeopardize the favorable tax treatment of the Spin-Off Distribution and that provide Corning with certain rights of indemnification against the Company and Covance. Additionally, the tax indemnification agreements provide the Company and Covance with certain rights of indemnification against each other. The tax indemnification agreements also require the Company and Covance to take such actions as Corning may request to preserve the favorable tax treatment provided for in any rulings obtained from the Internal Revenue Service in respect of the Spin-Off Distribution.

     The components of the provision (benefit) for income taxes for 1996, 1995 and 1994 are as follows:

                                               1996          1995        1994
                                             --------      --------    --------
Current:
 Federal    ...........................      $(47,429)     $ 22,786    $31,598
 State and local  .....................           765         3,556      7,019
 Foreign    ...........................           894           526        535

Deferred:
 Federal    ...........................         2,524       (28,109)    (1,339)
 State and local  .....................        (6,996)       (4,275)    (3,403)
                                             --------      --------    -------
  Income tax expense (benefit)   ......      $(50,242)     $ (5,516)   $34,410
                                             ========      ========    =======

     Prior to acquisition by Corning, Bioran and certain MML operations were S-Corporations; accordingly, no federal provision for income taxes has been reflected relative to these operations.

     A reconciliation of the Federal statutory rate to the Company's effective tax rate for 1996, 1995 and 1994 is as follows:

                                                                       1996          1995          1994
                                                                       ----          ----          ----
Tax provision (benefit) at statutory rate   .....................     (35.0%)       (35.0%)        35.0%
State and local income taxes, net of federal tax benefit   ......      (0.6%)        (0.8%)         3.8%
Income from partnership and S-Corporations not subject
 to federal and state income tax   ..............................      (0.1%)         1.7%        (10.3%)
Goodwill   ......................................................       1.4%         17.6%         14.3%
Write-down of intangible assets    ..............................      23.0%           --            --
Non-deductible items   ..........................................       3.7%          6.0%          8.6%
Other, net    ...................................................       0.2%          0.9%          3.4%
                                                                       -----         -----        ------
 Effective tax rate    ..........................................      (7.4%)        (9.6%)        54.8%
                                                                       =====         =====        ======

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (dollars in thousands, unless otherwise indicated)


     The tax effects of temporary differences that give rise to significant portions of the net deferred tax assets at December 31, 1996 and 1995 are as follows:

                                                          1996          1995
                                                        --------      --------
Current deferred tax asset (liability):
 Accounts receivable reserve    ......................   $34,667     $ 48,584
 Liabilities not currently deductible    .............    50,552       49,222
 Establishment of employee stock ownership plan   ....     4,597           --
 Net operating losses  ...............................     9,897        1,990
 Other  ..............................................    (1,551)        (951)
                                                         -------      -------
  Current deferred tax asset    ......................   $98,162      $98,845
                                                         =======      =======
Non-current deferred tax asset (liability):
 Liabilities not currently deductible    .............   $34,129      $21,152
 Depreciation and amortization  ......................   (13,709)     (15,090)
                                                         -------      -------
  Non-current deferred tax asset   ...................   $20,420      $ 6,062
                                                         =======      =======

     At December 31, 1996 the Company had net operating losses for state income tax purposes of approximately $9.9 million with expiration dates through 2011.

     Income taxes payable at December 31, 1996 and 1995 consist of Federal income taxes payable of $16.8 million and $34.2 million, respectively, state income taxes payable of $4.0 million and $5.0 million, respectively, and foreign income taxes payable of $1.1 million and $0.6 million, respectively. The Company paid income taxes of $13.1 million, $21.7 million and $58.5 million during 1996, 1995 and 1994, respectively.

5. PROVISION FOR RESTRUCTURING AND OTHER SPECIAL CHARGES

     Coincident with the Spin-Off Distribution, the Company recorded a non-recurring charge of $21.9 million. The largest component of the charge related to the value of the Company's common stock contributed to fund an employee stock ownership plan ($11.7 million). The remainder of the charge consisted principally of the costs for advisors and other costs associated with establishing the Company as a separate publicly-traded entity.

     As discussed in Note 15, in the second and third quarters of 1996, the Company recorded charges of $46.0 million and $142.0 million, respectively, to increase its reserves related to claims by the Civil Division of the U.S. Department of Justice ("DOJ") for certain payments received by Damon Corporation ("Damon") prior to its acquisition by the Company, and other related and similar claims. Additionally, in the third quarter of 1996, the Company recorded a special charge of $13.7 million to write off capitalized software as a result of its decision to abandon what had been intended as its standard company-wide billing system. Management now plans to standardize billing systems using a system already implemented in several of its sites.

     In the second quarter of 1995, the Company recorded a provision for restructuring totaling $33.0 million primarily for workforce reduction programs and the costs of exiting a number of leased facilities. Additionally, in the first quarter of 1995, the Company recorded a special charge of $12.8 million for the settlement of claims related to inadvertent billing errors of certain laboratory tests that were not completely and/or successfully performed or reported due to insufficient samples and/or invalid results. Also, in the fourth quarter of 1995, the Company recorded a charge of $4.8 million related to claims by the DOJ of alleged billing errors related to a laboratory test performed by Bioran prior to its acquisition by the Company.

     In the third quarter of 1994, the Company recorded a provision for restructuring and other special charges totaling $79.8 million which included $48.2 million of integration costs, $21.6 million of transaction expenses related to the Nichols, MML and Bioran acquisitions, and $10.0 million of settlement reserves primarily related to government investigations of billing practices by Nichols prior to its acquisition by the Company. The integration costs represented the expected costs for closing clinical laboratories in certain markets where duplicate Company, Nichols, MML or Bioran facilities existed at the time of the acquisitions.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (dollars in thousands, unless otherwise indicated)

     The following summarizes the Company's restructuring activity (in millions):

                                             Balance at                 Amounts     Balance at    Amounts    Balance at
                                              Dec 31,        1995       Utilized     Dec 31,      Utilized     Dec 31,
                                                1994       Provision    in 1995        1995       in 1996       1996
                                            ------------- ------------ ----------- ------------- ----------- ------------
Employee termination costs  ...............     $17.7        $23.4        $27.0        $14.1       $ 6.6        $ 7.5
Write-off of fixed assets   ...............      16.5          3.7          9.2         11.0        10.0          1.0
Costs of exiting leased facilities   ......      12.4          3.1          6.8          8.7         3.2          5.5
Other  ....................................       1.6          2.8          0.5          3.9         1.8          2.1
                                                -----        -----        -----        -----       -----        -----
 Total    .................................     $48.2        $33.0        $43.5        $37.7       $21.6        $16.1
                                                =====        =====        =====        =====       =====        =====

     Employee termination costs included estimated severance benefits related to approximately 2,700 employees. The actual number of employees to be terminated was less than initially estimated. The decrease from the initial estimate of employee terminations is primarily attributable to higher than expected attrition. However, as a result of higher than expected average termination costs, management's estimate of total employee termination costs is unchanged. All employees to be terminated have been terminated or notified of their termination and all facility exits have occurred as of December 31, 1996. Certain severance and facility exit costs have payment terms extending beyond 1997.

6. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 1996 and 1995 consists of the following:

                                                           1996         1995
                                                        ---------     ---------
Land    .............................................   $  16,303     $  18,568
Buildings and improvements   ........................     191,428       186,192
Laboratory equipment, furniture and fixtures   ......     310,972       286,326
Leasehold improvements    ...........................      46,927        39,078
Construction-in-progress  ...........................       9,537        19,490
                                                        ---------     ---------
                                                          575,167       549,654
Less: accumulated depreciation and amortization   ...    (287,418)     (253,538)
                                                        ---------     ---------
 Property, plant and equipment, net   ...............   $ 287,749     $ 296,116
                                                        =========     =========


     Depreciation and amortization expense aggregated $57.5 million, $56.8 million and $46.9 million for 1996, 1995 and 1994, respectively.

7. INTANGIBLE ASSETS

     Intangible assets at December 31, 1996 and 1995 consist of the following:

                                                          1996          1995
                                                       ----------    ----------
Goodwill   ..........................................  $  621,873    $1,056,073
Customer lists   ....................................      76,967        84,558
Other (principally non-compete covenants)   .........      48,949        50,626
                                                       ----------    ----------
                                                          747,789     1,191,257
Less: accumulated amortization  .....................    (201,332)     (160,624)
                                                       ----------    ----------
 Intangible assets, net   ...........................  $  546,457    $1,030,633
                                                       ==========    ==========

     Amortization expense aggregated $41.6 million, $44.7 million and $42.6 million for 1996, 1995 and 1994, respectively.


     As discussed in Note 2, coincident with the Spin-Off Distribution, management adopted a new accounting policy for evaluating the recoverability of intangible assets and measuring possible impairment, which resulted in a charge of $445.0 million to reflect the estimated impairment of intangible assets.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (dollars in thousands, unless otherwise indicated)


8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 1996 and 1995 consist of the following:

                                                          1996         1995
                                                        --------     --------
Accrued wages and benefits    .....................     $ 71,031     $ 81,985
Accrued expenses  .................................       57,331       65,533
Restructuring, integration and settlements   ......       50,145       61,878
Trade accounts payable  ...........................       28,194       31,129
                                                        --------     --------
 Accounts payable and accrued expenses    .........     $206,701     $240,525
                                                        ========     ========

9. SHORT-TERM BORROWINGS AND LONG-TERM DEBT

     Short-term borrowings at December 31, 1996 and 1995 consist of the following:

                                                         1996          1995
                                                        -------      -------
Working Capital Facility   ..................           $19,300      $    --
Current maturities of long-term debt   ......             1,485        2,148
Notes payable to Corning   ..................                --       10,000
                                                        -------      -------
 Total   ....................................           $20,785      $12,148
                                                        =======      =======

     Long-term debt, exclusive of current maturities, at December 31, 1996 and 1995 consists of the following:

                                                                             1996          1995
                                                                          ---------     ----------
Variable rate bank term loans   .......................................    $350,000      $      --
10.75% senior subordinated notes due 2006   ...........................     150,000             --
Note payable denominated in pounds Sterling, interest at the
 London Interbank Sterling Rate minus 1%,
 due 2002  ............................................................       7,632          8,049
Mortgage note payable through 2011, interest at 9.25%   ...............       5,916          6,138
Capital lease obligations expiring through 2031   .....................          36         32,518
Other   ...............................................................       1,424          3,225
Notes payable to Corning:
 Revolving credit notes, interest at the London Interbank offered rate
  ("LIBOR") plus 1/8% to 1/4%, maturing 1997    ........................         --        605,636
 Installment note with interest at 9%, maturing 2001    ...............          --         90,000
 Term note with interest at 6.24%, maturing 2003  .....................          --        100,000
 Term note with interest at 6.93%, maturing 2013  .....................          --        100,000
 Term note with interest at 7.17%, maturing 2004  .....................          --        150,000
 Term note with interest at 7.77%, maturing 2024  .....................          --        100,000
                                                                           --------      ---------
  Total    ............................................................    $515,008      $1,195,566
                                                                           ========      ==========


     During 1996 the Company repaid a capital lease obligation related to one of its facilities. The repayment was funded through additional borrowings from Corning.


     On December 6, 1996, in connection with the Spin-Off Distribution, Quest Diagnostics entered into a credit agreement (the "Credit Agreement") with several banks providing for a $450.0 million credit facility (the "Credit Facility"). The $450.0 million commitment under the Credit Facility is comprised of three sub-facilities: (i) a $300.0 million six-year amortizing term loan,
(ii) a seven-year $50.0 million term loan with minimal amortization until the seventh year and (iii) a $100.0 million six-year revolving working capital credit facility (the "Working Capital Facility"). Under the Working Capital Facility, up to $20 million may be used for letters of credit. At December 31, 1996, approximately $5 million in letters of credit were outstanding, which reduced the amount available under the Working Capital Facility. The Credit Facility is secured by substantially all of the Company's accounts

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (dollars in thousands, unless otherwise indicated)

receivable and by a guaranty from, and a pledge of all capital stock, accounts receivable and intercompany loans of, substantially all of the Company's domestic subsidiaries. The borrowings under the Credit Facility rank senior in priority of repayment to any Permitted Subordinated Debt (as defined in the Credit Agreement), including the senior subordinated notes discussed below. Interest is based on certain published rates plus an applicable margin which will vary depending on the financial performance of the Company. The weighted average interest rate at December 31, 1996 was 7.4% and 8.2% for the term loans and Working Capital Facility, respectively.

     On December 16, 1996, the Company issued $150.0 million of 10.75% senior subordinated notes due 2006 (the "Notes"). The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt (as defined in the indenture relating to the Notes (the "Indenture")), including all indebtedness of the Company under the Credit Facility. Interest is payable on June 15 and December 15. The Notes will be redeemable, in whole or in part, at the option of the Company at any time on or after December 15, 2001, at specified redemption prices. The Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by substantially all of the Company's wholly-owned, domestic subsidiaries.

     The Credit Agreement and the Indenture contain various customary affirmative and negative covenants, including, in the case of the Credit Agreement, the maintenance of certain financial ratios and tests. The Credit Agreement prohibits the Company from paying cash dividends on its common stock. The Indenture restricts the Company's ability to pay cash dividends based primarily on a percentage of the Company's earnings, as defined. Additionally, the Company will be required to offer to purchase the Notes and repay amounts borrowed under the Credit Facility upon a change of control, as defined, and in the event of certain asset sales.

     The proceeds from the Notes, together with approximately $350.0 million of borrowings under the term loans of the Credit Facility, were used to repay approximately $495.0 million of intercompany debt with Corning. Corning contributed to the Company's equity the remaining intercompany debt owed to Corning. Long-term debt, including capital leases, maturing in each of the years subsequent to December 31, 1997 is as follows:

          Year ending December 31,
          1998 ........................  $ 39,261
          1999 ........................    51,475
          2000 ........................    71,505
          2001 ........................    76,484
          2002 and thereafter .........   276,283
                                         --------
          Total long-term debt ........  $515,008
                                         ========


     The Company paid interest of $91.0 million, $74.2 million and $60.2 million during 1996, 1995 and 1994, respectively.

     Based on borrowing rates currently available to the Company, the carrying amount of the Company's long-term debt at December 31, 1996 approximates fair value. The fair value of loans payable, excluding amounts owed to Corning, was approximately $62.0 million at December 31, 1995.

10. SUMMARIZED FINANCIAL INFORMATION

     The Notes described in Note 9 are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by substantially all of the Company's wholly-owned, domestic subsidiaries ("Subsidiary Guarantors"). Non-guarantor subsidiaries, individually and in the aggregate, are inconsequential to the Company. The following is summarized financial information of the Subsidiary Guarantors as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996. Full financial statements of the Subsidiary Guarantors are not presented because management believes they are not material to investors.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (dollars in thousands, unless otherwise indicated)

                                                   December 31,
                                             -----------------------
                                               1996          1995
                                               ----          ----
 Current assets  ......................      $230,024     $244,547
 Noncurrent assets  ...................       547,219      864,351

 Current liabilities   ................        61,383       71,828
 Noncurrent liabilities   .............       290,980      682,805
 Stockholder's equity  ................       424,880      354,265

                                 For the Years Ended December 31,
                             ----------------------------------------
                                 1996           1995         1994
                                 ----           ----         ----
 Net revenues    .........     $ 892,805      $930,472    $923,205
 Cost of services   ......       566,126       587,100     581,397
 Net loss  ...............      (322,781)      (33,961)    (44,056)


11. STOCKHOLDERS' EQUITY

     Voting Cumulative Preferred Stock

     In conjunction with the Spin-Off Distribution, Quest Diagnostics issued to Corning 1,000 shares of Voting Cumulative Preferred Stock, which have a $1 million aggregate liquidation preference. Dividends are at an annual rate of 11.75% and are payable quarterly. The Voting Cumulative Preferred Stock is generally entitled to one vote per share, voting together as one class with the Company's common stock. Whenever dividends on the Voting Cumulative Preferred Stock are in arrears, no dividends or redemptions or purchases of shares may be made with respect to any stock ranking junior as to dividends or liquidation to the Voting Cumulative Preferred Stock until all such amounts have been paid. The Voting Cumulative Preferred Stock is not convertible into shares of any other class or series of stock of the Company and will be redeemable in whole or in part, at the option of the Company at any time on or after December 31, 2002, at specified redemption prices. On January 1, 2022, the Company must redeem all of the then outstanding shares of the Voting Cumulative Preferred Stock at a redemption price equal to the liquidation preference plus any unpaid dividends. The Voting Cumulative Preferred Stock ranks senior to the Quest Diagnostics common stock and the Series A Preferred Stock, discussed below.

     Series Preferred Stock

     Quest Diagnostics authorized the issuance of up to 10 million shares of Series Preferred Stock, par value $1.00 per share. The Company's Board of Directors has the authority to issue such shares without shareholder approval and to determine the designations, preferences, rights, and restrictions of such shares. Of the authorized shares, 600,000 shares have been designated Series A Preferred Stock and 1,000 shares have been designated Voting Cumulative Preferred Stock. No shares have been issued, other than the Voting Cumulative Preferred Stock.

     Preferred Share Purchase Rights

     Each share of Quest Diagnostics common stock trades with a preferred share purchase right which entitles shareholders to purchase one-hundredth of a share of Series A Preferred Stock upon the occurrence of certain events. In addition, the rights entitle shareholders to purchase shares of common stock at a predefined price in the event a person or group acquires 20% or more of the Company's outstanding common stock. The preferred share purchase rights expire December 31, 2006.

12. STOCK OWNERSHIP AND COMPENSATION PLANS

     Prior to the Spin-Off Distribution, certain employees of Quest Diagnostics were granted stock awards, including stock options to acquire Corning common stock and restricted shares of Corning common stock, under various Corning compensation programs. Company employees were also eligible to participate in the Corning Employee Stock Purchase Plan. Expenses related to these programs have been included in the Company's financial statements.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (dollars in thousands, unless otherwise indicated)


     Coincident with the Spin-Off Distribution, with the exception of certain options granted in 1995 and 1996, the number and exercise price of the Corning options outstanding were adjusted and will remain options to purchase Corning common stock. Additionally, certain options outstanding and held by Company employees which were granted in 1995 and 1996 were canceled. On January 1, 1997, the Company issued, in substitution for two-thirds of the canceled options, approximately 725,000 options to purchase its common stock under the Employees Equity Participation Program, discussed below, with exercise prices ranging from $10.51 to $11.33 per share (the "Substitute Options"). The Substitute Options become exercisable in installments starting four to five years from their original grant dates in 1995 and 1996. The adjusted Corning stock options and the Substitute Options have the same vesting provisions, option periods, and other terms and conditions as the awards they replaced. Additionally, the adjusted Corning stock options and the Substitute Options have the same ratio of the exercise price per share to the market value per share, and the same aggregate difference between market value and exercise price as the stock options they replaced.

     Quest Diagnostics has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), but follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock based compensation plans. Compensation expense was immaterial for 1996 and 1995. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under those plans, consistent with the method prescribed by SFAS No. 123, the pro forma impact on the Company's net loss would have been immaterial.

     The pro forma impact on net loss was estimated using the fair value of the Corning stock options and the fair value of the Substitute Options. The fair value of the Corning stock options is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1996 and 1995: dividend yield of 2.3%; expected volatility of 24.5%; risk free interest rate of 6.5%; and an expected holding period of seven years. The fair value of the Substitute Options was determined using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.0%; expected volatility of 38.0%; risk free interest rate of 5.5%; and an expected holding period of seven years.

     Employees Equity Participation Program

     The Employees Equity Participation Program (the "EEPP") consists of two plans: (a) a stock option plan and (b) an incentive stock plan. The EEPP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Quest Diagnostics' common stock at no less than fair market value on the date of grant. The EEPP also allows for awards to eligible employees of shares, or the right to receive shares, of Quest Diagnostics' common stock, the equivalent value in cash or a combination thereof. Key executive, managerial and technical employees are eligible to participate in the plan.

     Under the EEPP, the maximum number of shares of Quest Diagnostics' common stock which may be optioned or granted is 3 million, excluding the Substitute Options. No grants were made under the program in 1996.

     Employees Stock Purchase Plan

     Under the Company's Employees Stock Purchase Plan ("ESPP"), substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics' common stock. The purchase price of the stock is 85% of the lower of its beginning-of-quarter or end-of-quarter market price. Under the ESPP, the maximum number of shares of Quest Diagnostics' common stock which may be purchased by eligible employees is 2 million. No purchases were made in 1996.

     Employee Stock Ownership Plan

     Under the Company's employee stock ownership plan ("ESOP"), 778,550 shares of Quest Diagnostics' common stock were issued for the account of all active regular employees as of December 31, 1996. The cost of funding the ESOP was $11.7 million, as discussed in Note 5.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (dollars in thousands, unless otherwise indicated)


13. EMPLOYEE RETIREMENT PLANS

     Defined Benefit Plans

     An acquired entity had a defined benefit pension plan which in 1990 was frozen as to the further accrual of benefits. At December 31, 1996 the present value of the projected benefit obligation using a discount rate of 7.5% was $22.0 million and the fair value of the plan assets (publicly traded corporate debt and equity securities, government obligations and money market funds) was $24.2 million. Coincident with the Spin-Off Distribution, the Company established a nonqualified, unfunded defined benefit plan for the benefit of key employees and executive officers who are former Corning employees. The present value of the projected benefit obligation of this plan was immaterial at December 31, 1996.

     Defined Contribution Plan

     The Company maintains a defined contribution plan covering substantially all of its employees. Company contributions to this plan aggregated $14.1 million, $12.0 million and $10.4 million for 1996, 1995 and 1994, respectively.

14. TRANSACTIONS WITH CORNING

     The Company, in the ordinary course of business, conducted a number of transactions with Corning and its affiliates. The significant transactions occurring during the years ended December 31, 1996, 1995 and 1994 are as follows:

                                             1996          1995        1994
                                            -------      -------     -------
Interest expense on borrowings    ......    $72,861      $78,930     $55,835
Purchase of laboratory supplies   ......      8,893       11,261      11,607
Corporate fees  ........................      2,695        2,800       2,800

     In 1996, Corning contributed capital to the Company of $862.0 million. Of this amount, $712.0 million was contributed primarily through the forgiveness of certain intercompany indebtedness (see Note 9), $119.1 million through the funding of the Damon settlement (see Note 15) and $30.9 million primarily related to management's best estimate of amounts which are probable of being received from Corning to satisfy the remaining indemnified government claims (see Note 15).

     In 1994, capital contributions totaled $32.2 million. Capital contributions consisted primarily of Corning contributing capital of $25.2 million through the reduction of revolving credit notes and the contribution of a business acquired with Corning stock and former S-Corporation shareholders contributing capital approximating $4.4 million.

15. COMMITMENTS AND CONTINGENCIES

     Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect at December 31, 1996 are as follows:

          Year ending December 31,
          1997    .................................     $ 48,886
          1998    .................................       38,831
          1999    .................................       28,978
          2000    .................................       21,979
          2001    .................................       18,850
          2002 and thereafter    ..................      140,968
                                                        --------
          Minimum lease payments    ...............      298,492
          Noncancelable sub-lease payments   ......      (55,230)
                                                        --------
          Net minimum lease payments   ............     $243,262
                                                        ========

     Operating lease rental expense for 1996, 1995 and 1994 aggregated $49.7 million, $46.9 million and $49.4 million, respectively.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (dollars in thousands, unless otherwise indicated)


     The Company is substantially self-insured for all casualty losses and maintains excess coverage primarily on a claims made basis. The basis for the insurance reserve at December 31, 1996 and 1995 is the actuarially determined projected losses for each program (within the self-insured retention) based upon the Company's loss experience.

     The Company has entered into several settlement agreements with various governmental and private payors during recent years. At present, a government investigation of certain practices by Nichols prior to its acquisition in 1994 is ongoing. In the second quarter of 1996, the DOJ notified the Company that it had taken issue with certain payments received by Damon from federally funded healthcare programs prior to its acquisition by the Company. Specifically, in late April 1996, the DOJ for the first time disclosed to the Company the total amount of the claims that it proposed to assert against Damon. The government presented its claim for the base recoupment (by lab, by test, by year) and discussed various theories on which criminal and civil payments of up to three times the various base recoupment amounts could be assessed. During May and June, management analyzed the government's claim in detail. Management and outside counsel then believed that there were meritorious defenses to a number of the claims for recoupments and potential payments in excess of the base recoupment and these were presented to the government in early July 1996.

     At the end of the second quarter, the Company recorded a $46.0 million charge to increase its reserves to $72.0 million, to equal management's estimate of the low end of the range of amounts necessary to satisfy claims related to Damon and other related and similar investigations. With respect to the Damon investigation, the low end of the range was estimated to be equal to the base recoupment sought by the government reflecting the basis on which the Company had settled an earlier claim with the government in 1993. The low end of the range for the Nichols and other government investigations was based on the base recoupment estimated by management from internal investigations. Reserves for pending private claims were estimated based on the Company's experience in settling private claims following its 1993 government settlement.

     Management considered the potential for some payments to be assessed in excess of the base recoupment in estimating its liability at June 30, 1996. Management estimated that the range of reasonably possible amounts necessary to satisfy claims related to Damon and other related and similar investigations was between $72.0 million and approximately $300.0 million at June 30, 1996, and, because no amount in the range was more probable than other amounts, the Company increased its reserves to equal the low end of the range. This position was based on the Company's experience with the government in 1993, in which the recovery in excess of base recoupments was not significant, the government's representatives' invitation to present information and arguments to them and their stated intention not to consider the issue of payment multiples until the base recoupment amount had been established, and management's and counsel's belief that it had meritorious factual, legal and equitable defenses and mitigations of the government claims.

     Management was aware that similar investigations of other clinical laboratories in the industry were ongoing. Other than the Company's 1993 settlement, the only other similar settlement known to management was the 1992 civil and criminal Medicare and Medicaid settlement by a major competitor for approximately $111 million. The Company had reviewed the publicly-available information about that settlement, including press releases and the settlement agreement. The competitor's settlement agreement did not specify whether the civil settlement included substantial payments to be assessed in excess of the base recoupment. It was believed by the Company that it did not. Although the competitor and its chief executive officer each pleaded guilty to criminal charges, the fine was only $1 million for conduct that was contemporaneous with, and considered by the Company's management and its counsel to be more egregious than, that of Damon.

     During the third quarter 1996, management met with the government several times to evaluate the substance of the government's allegations. During a meeting with the government in mid-August, further information and legal arguments were exchanged. Importantly, at this time, the government for the first time began to disclose to the Company and its outside counsel grand jury testimony and other evidence that was inconsistent with certain of the Company's defenses.

     The final settlement discussions began in late September. The government responded to and rejected many of the Company's defenses and made its tentative final settlement offer, which included significant payments in

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (dollars in thousands, unless otherwise indicated)

excess of base recoupments, to Quest Diagnostics. Negotiations on the final settlement amount and terms (including releases from various federal and state payors, compliance program requirements, etc.) continued into early October and ended with the settlement agreement dated October 9, 1996. The settlement included base recoupments of approximately $40 million (which did not differ materially from management's estimate at June 30, 1996) and total criminal and civil payments in excess of base recoupments of approximately $79 million. This settlement concludes all federal and Medicaid civil claims relating to the billing by Damon of certain blood tests to Medicare and Medicaid patients and all criminal matters relating to Damon being investigated by the DOJ. Additionally, the Company entered into a separate settlement agreement with the DOJ totaling $6.9 million related to billings of hematology indices provided with hematology test results. This claim was paid during the fourth quarter of 1996.

     As a result of these settlement agreements, management reassessed the level of reserves recorded for other asserted and unasserted claims related to the Damon and other similar government investigations, including the investigation of billing practices by Nichols prior to its acquisition by the Company in 1994. The Company recorded a charge totaling $142.0 million in the third quarter 1996 to establish additional reserves to provide for the above settlement agreements and management's best estimate of potential amounts which could be required to satisfy the remaining claims. Based on information currently available to the Company, management does not believe that the exposure to claims in excess of recorded claims is material. Although the Damon settlement was substantially in excess of amounts anticipated by management, it was primarily due to the civil and criminal payments in excess of the base recoupment assessed by the government and the Company has now increased its reserves for asserted and unasserted claims to approximate the amount that may be required to settle the Nichols and other government civil claims taking into account the basis for the Damon civil settlement. In addition, although there is the possibility that the Company could be excluded from participation in Medicare and Medicaid programs, management believes that the possibility is remote as a result of the Damon settlement, which included the Company signing a Corporate Integrity Agreement, and due to the fact that the government has publicly commended the Company for its cooperation in the investigation and cited Quest Diagnostics as having the "model" compliance program for the industry.

     During the fourth quarter 1996, Corning contributed $119.1 million to the Company's capital to fund the Damon settlement. Additionally, Corning has agreed to indemnify the Company against all settlements for any governmental claims relating to billing practices of the Company and its predecessors that were pending on December 31, 1996. Corning also agreed to indemnify the Company for 50% of the aggregate of all settlement payments made by the Company that are in excess of $42 million to private parties that relate to indemnified or previously settled governmental claims (such as the Damon settlement) for services provided prior to January 1, 1997; however, the indemnification of private party claims will not exceed $25 million and will be paid to the Company net of anticipated tax benefits to be realized by the Company. Such indemnification does not cover any non-governmental claims settled after December 31, 2001. Coincident with the Spin-Off Distribution, the Company recorded a receivable and a contribution of capital from Corning of $22.4 million which is equal to management's best estimate of amounts which are probable of being received from Corning to satisfy the remaining indemnified governmental claims on an after-tax basis.

     At December 31, 1996, recorded reserves approximated $80.6 million, including $41.2 million in other long-term liabilities. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and, for non-indemnified claims, the Company's cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
              (dollars in thousands, unless otherwise indicated)
                    Quarterly Operating Results (unaudited)

                                       First       Second        Third      Fourth                Total
                                      Quarter     Quarter       Quarter     Quarter                Year
                                    ----------   ----------    ----------  ---------              ------
1996
----
Net revenues  ...................   $401,395     $424,543      $ 405,352     $ 385,006           $1,616,296
Gross profit  ...................    154,277      158,242        149,962       142,940              605,421
Loss before taxes   .............     (1,642)     (37,518)(a)   (162,989)(a)  (474,053)(a),(b)     (676,202)
Net loss   ......................     (1,511)     (37,922)      (119,436)     (467,091)            (625,960)

1995
----
Net revenues  ...................   $417,662     $421,853      $ 399,959     $ 389,914           $1,629,388
Gross profit  ...................    168,606      175,793        159,091       145,666              649,156
Income (loss) before taxes   ....     19,827(c)    (5,088)(c)    (56,405)(d)   (15,902)(c)          (57,568)
Net income (loss)   .............      4,423       (3,852)       (38,595)      (14,028)             (52,052)



(a) Includes impact of restructuring and other special charges of $46.0 million, $155.7 million, and $21.9 million, in the second quarter, third quarter and fourth quarter, respectively, which are discussed in Notes 5 and 15 to the Consolidated Financial Statements.

(b) Includes a charge of $445.0 million to reflect the write-down of intangible assets as discussed in Note 2.

(c) Includes impact of restructuring and other special charges of $12.8 million, $33.0 million and $4.8 million in the first quarter, second quarter and fourth quarter, respectively, which are discussed in Note 5 to the Consolidated Financial Statements.

(d) Includes a $62.0 million charge to increase the accounts receivable reserves and allowances resulting from billing systems implementation and integration problems at certain laboratories, and increased regulatory requirements.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                 SCHEDULE II--VALUATION ACCOUNTS AND RESERVES
                                (in thousands)

                                              Balance at                     Net Deductions      Balance at
                                               1-1-96         Additions        and Other         12-31-96
                                             -------------   ------------   -----------------   ------------
Year ended December 31, 1996
 Doubtful accounts and allowances   ......    $147,947        $111,238       $144,167            $115,018

                                              Balance at                     Net Deductions      Balance at
                                               1-1-95         Additions        and Other         12-31-95
                                             -------------   ------------   -----------------   ------------
Year ended December 31, 1995
 Doubtful accounts and allowances   ......    74,829          152,590        79,472              147,947

                                              Balance at                     Net Deductions      Balance at
                                               1-1-94         Additions        and Other         12-31-94
                                             -------------   ------------   -----------------   ------------
Year ended December 31, 1994
 Doubtful accounts and allowances   ......    71,991          59,480         56,642              74,829