Form 10-K/A
period 1997-03-31
QUEST DIAGNOSTICS INC
filed 1997-04-29
CIK 1022079

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

-------------------------------------------------------------------------------

                           FORM 10-K (Amendment No. 1)

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1996
                         Commission file number 1-12215

                         Quest Diagnostics Incorporated
             (formerly known as Corning Clinical Laboratories Inc.)
                               One Malcolm Avenue
                               Teterboro, NJ 07608
                                  (201)393-5000

                                    Delaware
                            (State of Incorporation)

                                   16-1387862
                     (I.R.S. Employer Identification Number)

-------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                               Name of Each Exchange on Which
                                                          Registered

Common Stock                                      New York Stock Exchange
with attached Preferred Share Purchase Right

10.75% Senior Subordinated Notes due 2006         New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes     X        No
                                          --------        --------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. X

As of March 31, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $432 million, based on the closing price on such date of the Company's Common Stock on the New York Stock Exchange.

As of March 31, 1997 there were outstanding 29,362,998 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference:        None

         Part III of the Annual Report on Form 10-K of Quest Diagnostics Incorporated (the "Company") for 1996 is amended in its entirety as set forth below.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant


         The Company's Board of Directors is divided into three classes. Certain information with respect to the directors of the Company, including the annual meeting of stockholders at which their term expires, is set forth below. The Company does not intend to hold an annual meeting of stockholders until the spring of 1998.

Name                                   Expiration of Term             Age
----                                   ------------------             ---
Kenneth D. Brody                              1998                     53
Van C. Campbell                               1999                     58
Mary A. Cirillo                               1999                     49
David A. Duke                                 1998                     61
Kenneth W. Freeman                            2000                     46
Dan C. Stanzione                              1999                     51
Gail R. Wilensky                              2000                     53

         Kenneth D. Brody is the founding partner in Winslow Partners LLC, a Washington, D.C. private investment firm. From 1993 to early 1996, he was the chairman and president of the Export-Import Bank of the U.S., a position to which he was appointed by President Clinton. From 1971 to 1991, Mr. Brody was with Goldman, Sachs & Co., where he was a partner and member of the management committee. He is a director of Alex Brown Incorporated, Federal Realty Investment Trust and Yuri Systems, Inc. Mr. Brody has been a director of the Company since January 1997.

         Van C. Campbell is the Vice Chairman of Corning, which he joined in 1964. He was elected assistant treasurer in 1971, treasurer in 1972, a vice president in 1973, financial vice president in 1975 and senior vice president for finance in 1980. He became general manager of the Consumer Products Division in 1981. Mr. Campbell was elected vice chairman and a director in 1983 and during 1995 was appointed to the additional position of chairman of Corning Life Sciences Inc. He is a director of Armstrong World Industries, Inc., Corning, Covance Inc. and General Signal Corporation. Mr. Campbell has been a director of the Company since January 1991.

         Mary A. Cirillo is Senior Vice President of Citibank, N.A., which she joined in 1977. Since April 1994, Ms. Cirillo has been responsible for Citibank's Global Relationship Banking Operations and Technology Group, which supports the infrastructure and information technology needs of the North America, Europe and Japan global markets. Ms. Cirillo previously served as the Senior Corporate Officer for Citicorp's Business Evaluation and Corporate Re-engineering Unit. Ms. Cirillo was elected a director of the Company on April 18, 1997.

         David A. Duke is a Retired Vice Chairman of Corning. Dr. Duke joined Corning in 1962 and served in a succession of research and management positions. He was elected vice president-Telecommunications Products in 1980, elected a senior vice president in 1984 and named director of Research and Development in 1985. He became responsible for Engineering in March 1987 and was elected as a director and Vice Chairman of Corning in 1988. He resigned as a director of Corning in April 1996 and retired in June 1996. Dr. Duke is a director of Armco, Inc. Dr. Duke was a director of the Company from October 1994 to July 1996 and was re-elected a director of the Company in October 1996.

         Kenneth W. Freeman is Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Freeman joined the Company in May 1995 as President and Chief Executive Officer, was elected a director in July 1995 and was elected Chairman of the Board in December 1996. Prior to 1995, he served in a variety of key financial and managerial positions at Corning, which he joined in 1972. He was elected controller and a vice president of Corning in 1985, senior vice president in 1987, and general manager of the Science Products Division in 1989. He was appointed president and chief executive officer of Corning Asahi Video Products Company in 1990. In 1993, he was elected executive vice president of Corning.

         Dan C. Stanzione is President of both the Network Systems and Bell Laboratories units of Lucent Technologies, the Murray Hill, NJ-based maker of telecommunications equipment. Mr. Stanzione began his career in 1972 with Bell Labs, where he led the teams working on the first microprocessors and digital signal processors. He was appointed president of Network Systems, Lucent's largest business unit, in 1996. Mr. Stanzione has been a director of the Company since January 1997.

         Gail R. Wilensky is the John M. Olin Senior Fellow at Project HOPE, an international non-profit health foundation, which she joined in 1993. She is currently the chair of the Physician Payment Review Commission which advises Congress on physician payment and other Medicare issues. In 1992 and 1993, Dr. Wilensky served as a deputy assistant to the President for policy development relating to health and welfare issues. From 1990 to 1992, she was the administrator of the Health Care Financing Administration where she directed the Medicare and Medicaid programs. Dr. Wilensky is a director of Advance Tissue Sciences Inc., Capstone Pharmacy Inc., Coram Healthcare Corp., Neopath Inc., St. Jude Medical Corp., SMS Corporation, Syncor Corporation and United Healthcare Corporation. Dr. Wilensky has been a director of the Company since January 1997.

         Directors' Compensation. Each director of the Company, other than a director who is an employee of the Company, receives $18,000 annually for service as a director and is paid $1,000 for each meeting of the Board and $500 for each meeting of any committee thereof which he or she attends. In addition, directors serving as committee chairs receive an additional annual retainer of $1,500.

         Under the Company's deferred compensation plan for directors, each director may elect to defer until a date specified by him or her receipt of all or a portion of his or her compensation. Such plan provides that amounts deferred may be allocated to (i) a cash account upon which amounts deferred may earn interest, compounded quarterly, at the base rate of Citibank, N.A. in effect on certain specified dates, (ii) a market value account, the value of which will be based upon the market value of the Company's common stock from time to time, or (iii) a combination of such accounts. All non-employee directors are eligible to participate in the plan. As of March 31, 1997, one director had elected to defer compensation pursuant to the plan.

         Under the Company's restricted stock plan for non-employee directors, the Company issues to each non-employee elected as a director 750 shares of the Company's common stock for each year specified in the term of service for which such director was elected, subject to forfeiture and restrictions on transfer, and an additional 5,000 shares upon such director's initial election as a director, subject to forfeiture and restrictions on transfer.

         Committees of the Board of Directors. The Board of Directors has four standing committees: Audit and Finance Committee, a Compensation and Nominating Committee ("Compensation Committee"), a Compliance Committee and an Executive Committee. The Audit and Finance Committee, composed of Messrs. Campbell and Stanzione and Dr. Duke, examines and considers matters relating to the financial affairs of the Company, including reviewing the Company's annual financial statements, the scope of the independent and internal audits and the independent auditor's letter to management concerning the effectiveness of the Company's internal financial and accounting controls. The Compensation Committee, composed of Messrs. Brody and Stanzione and Ms. Cirillo, makes recommendations to the Board with respect to programs for human resource development and management organization and succession, and makes recommendations to the Board with respect to compensation matters and policies and employee benefit and incentive plans, including the Company's stock option and equity based plans. The Compliance Committee, composed of Dr. Duke and Dr. Wilensky, oversees the Company's compliance program, which is administered by management's compliance council. The council prepares for review and action by the Compliance Committee reports on such matters as audits and investigations. See "Business-Compliance Program." The Executive Committee, composed of Messrs. Brody, Campbell and Freeman, has and may exercise all the powers and authority of the Board of Directors in the management of the business and affairs of the Company except with respect to certain major corporate matters, such as mergers, the election of directors, the amendment of the Company's certificate of incorporation and by-laws, incurring indebtedness in excess of $10 million and such matters as are delegated to other committees of the Board of Directors.

         Executive Officers. In addition to Mr. Freeman, the following persons serve as executive officers of the Company:

         Robert A. Carothers (60) is Vice President, Chief Financial Officer and Treasurer. Mr. Carothers joined Corning in 1959 and has served in a number of key financial positions in the United States and Japan. He was elected Assistant Controller of Corning in 1991. In January 1996 he was appointed Assistant to the President of the Company and in January 1997 assumed his current responsibilities.

         James D. Chambers (40) is Vice President-Billing and Investor Relations. Mr. Chambers joined Corning in 1986 and has served in a variety of managerial and financial positions for Corning and its subsidiaries, becoming Assistant Treasurer in 1991. Mr. Chambers joined the Company in 1992 as Treasurer and served as Chief Financial Officer from 1994 through 1995. In 1995 Mr. Chambers assumed his current responsibilities overseeing the Company's billing process. In January 1997 Mr. Chambers also assumed responsibility for investor relations.

         Gregory C. Critchfield, M.D. (45) is Senior Vice President, and Chief Medical and Science Officer. Dr. Critchfield joined the Company in 1995 as Chief Laboratory Officer and assumed his current responsibilities in May 1996. Dr. Critchfield has served as a consultant to the National Institutes of Health in the capacity of a reviewer for more than ten years and was selected as Study Section Chair of several Multidisciplinary Review Teams. Prior to joining the Company, Dr. Critchfield was a clinical pathologist with Intermountain Health Care ("IHC") for eight years and served in various director positions with IHC Laboratory Services, including Director of Clinical Pathology. Dr. Critchfield also served as Chairman of the Department of Pathology at Utah Valley Regional Medical Center from 1994 through 1995.

         Kurt R. Fischer (42) is Vice President-Human Resources. Mr. Fischer joined Corning in 1976 and has served in a variety of Human Resources positions. He was appointed Human Resource Manager for the Research, Development and Engineering Group in 1986 and Director-Quality and Performance Management for the Specialty Materials Group in 1991. Mr. Fischer assumed his present responsibilities with the Company in December 1995.

         Delbert A. Fisher, M.D. (68) is Vice President and also serves as President of Academic Associates, a select group of eminent physicians and scientists who advise the Company on new medical and scientific developments. Dr. Fisher joined Nichols Institute in 1991 as President of its esoteric laboratory facility and assumed his present responsibilities in 1993. Prior to joining Nichols, he was a professor of pediatrics and the Associate Chairman of the Department of Pediatrics of the UCLA School of Medicine for 23 years.

         Raymond Gambino, M.D. (70) is Chief Medical Officer Emeritus. Dr. Gambino joined the Company in 1983 as President of the Eastern Region. From 1984 to 1994, Dr. Gambino served as Chief Medical Officer and Executive Vice President, at which time his appointment was changed to emeritus. He continues to serve the Company as a senior medical advisor.

         Don M. Hardison, Jr. (46) is Senior Vice President-Sales and Marketing, with overall responsibility for all commercial activities. Mr. Hardison joined the Company in January 1996. Prior to joining the Company, Mr. Hardison had 18 years experience in health care with subsidiaries of SmithKline Beecham and its predecessor entities, including seven years with the clinical laboratory division of SmithKline, where he held a succession of positions including Director of Marketing; Vice President of Sales-Northern; Vice President-General Manager of the Atlanta Operation; and Vice President of Sales and Marketing.

         Paul A. Krieger, M.D. (50) is Vice President-Anatomic Pathology. Dr. Krieger joined the Company in 1975 and served as Vice President, Director of Anatomic Pathology at the Company's regional laboratory in Teterboro, New Jersey until 1995, when he was appointed to his present position. Concurrent with his employment with the Company, Dr. Krieger has served as an Adjunct Assistant Professor at the College of Physicians and Surgeons of Columbia University. Since 1996 Dr. Krieger has been Adjunct Assistant Professor at Cornell Medical School/New York Hospital.

         Raymond C. Marier (52) is Vice President and General Counsel. Mr. Marier joined Corning's Legal Department in 1973 as an Assistant Counsel, where he worked with a number of Corning's operating units, including its Medical and Science Products Divisions. He has held his present position since 1992.

         C. Kim McCarthy (41) is Vice President-Compliance and Government Affairs. Ms. McCarthy joined Corning in 1987 as Director of Federal Government Affairs and Legislative Counsel. She became Vice President of Public Affairs of the Company in 1992 and Senior Vice President of Corporate Affairs in 1994. Ms. McCarthy assumed her present responsibilities in June 1996.

         Alister W. Reynolds (39) is Vice President-Information Technology. Mr. Reynolds joined the Company in 1982 and has served in a variety of staff, executive and general management positions. Mr. Reynolds assumed his current responsibilities in 1995.

         Douglas M. VanOort (41) is Senior Vice President-Operations. Mr. VanOort joined Corning in 1982 and has served in various finance, analysis and control positions. He became Vice President and Chief Financial Officer of Corning's Life Sciences division in 1990, Senior Vice President-Finance and New Business Development of Corning's Life Sciences division in 1993 and Executive Vice President and Chief Financial Officer of the Company in 1995. Mr. VanOort assumed his current responsibilities in January 1997.

Item 11. Executive Compensation

         Historical Compensation. The following table sets forth information with respect to annual and long-term compensation paid or accrued by the Company and its subsidiaries to each of the chief executive officers and the four other most highly compensated executive officers (the "named executive officers") of the Company for services rendered in all capacities during the years ended December 31, 1996, December 31, 1995 and December 31, 1994. All references in the following tables to stock and stock options relate to awards of, and options to purchase, common stock of Corning.

                                            Summary Compensation Table
                                                                                               Long-Term Compensation
                                                                             -----------------------------------------------------

                                           Annual Compensation                         Awards           Payouts
                                  ----------------------------------------   -----------------------   ---------

                                                              Other Annual   Restricted   Securities   Incentive
Name and                                                      Compensation      Stock     Underlying      Plan        All Other
Principal Position                Year    Salary     Bonus        (1)        Awards (2)     Options     Payouts    Compensation(3)
------------------                ----    ------    -------   ------------   ----------   ----------   ----------  ---------------

Kenneth W. Freeman,               1996    379,167   153,500      10,440        608,094            0           0        117,050
Chairman of the Board             1995    316,667   249,918       7,200        326,926       87,000           0         14,057
and Chief Executive Officer       1994    240,000   244,634       6,900        406,766       20,000     162,679         13,376

Robert A. Carothers,              1996    197,548   156,451       1,800        104,844            0           0         63,206
Vice President and                1995    173,000    68,337           0              0       16,500           0          8,561
Chief Financial Officer           1994    165,250    84,180           0              0        6,092           0          7,557

Gregory C. Critchfield,           1996    300,847   155,000      40,909              0        2,000           0        188,957
Senior Vice President             1995     70,000   122,920           0              0        3,000           0          2,370
and Chief Medical and              (4)
Science Officer

Don M. Hardison, Jr.,             1996    237,295    82,225       1,440        167,750       24,000           0         77,964
Senior Vice President-
Sales and Marketing

Douglas M. VanOort,               1996    282,050   204,600      18,495        419,375            0           0         35,252
Senior Vice President-            1995    251,912    56,754       7,200         98,626       60,000           0          4,620
Operations                        1994    228,333   165,969       6,900        109,652       20,000           0          4,178

(1) Includes dividends on shares of restricted stock of Corning granted but not earned within one year from date of grant and tax gross-up payments.

(2) At September 30, 1996, Messrs. Freeman, Carothers, Hardison and VanOort held an aggregate of 97,930, 2,500, 4,000 and 43,627 shares of restricted stock of Corning, respectively. Certain of such shares, net of forfeitures, were subject to performance-based conditions on vesting and were subject to forfeiture upon termination and restrictions on transfer prior to stated dates. Certain other shares ("Career Shares") were subject to restrictions on transfer until the executive officer retires at or after age 60 and were subject to forfeiture prior to age 60 in whole if such officer voluntarily terminates employment with the Company and in part if such officer's employment is terminated by the Company. In December 1996 (a) all forfeiture conditions and transfer restrictions were removed from performance-based shares, (b) all restrictions on transfer were removed from shares which are no longer subject to forfeiture and (c) Career Shares which were subject to forfeiture conditions and transfer restrictions, except for 50% of such shares held by Mr. Freeman, were forfeited. At December 31, 1996, after giving effect to such forfeitures and the termination of the restrictions on transfer, Messrs. Freeman, Carothers, Hardison and VanOort held an aggregate of 55,114, 1,675, 2,680 and 16,515 shares of common stock of Corning, respectively, having an aggregate value on December 31, 1996 of $2,142,557, $65,115, $104,185 and
      $642,021 (based on a closing price of $38.875 per share). Dividends are paid to such individuals on all shares of Corning common stock issued under Corning's Incentive Stock Plans.

(3) Includes the following amounts contributed by the Company to the Company's Profit Sharing Plan (as defined below) for 1996: $3,850 for Mr. Freeman, $4,060 for Mr. Carothers, $4,898 for Mr. Hardison and $4,750 for Mr. VanOort. Also includes $12,840 automobile allowance received by each of Messrs. Freeman and Hardison, $10,320 for Dr. Critchfield and $13,750 for Mr. VanOort. Also includes 50% of a $100,000 interest-free loan made by the Company to Dr. Critchfield together with imputed interest thereon, which loan is to be forgiven over a two-year period provided Dr. Critchfield continues to be employed by the Company and was made to assist Dr. Critchfield in relocating to the New Jersey area. Includes relocation assistance payments in the following amounts: $100,360 for Mr. Freeman, $59,146 for Mr. Carothers, $120,387 for Dr. Critchfield, $60,226 for
      Mr. Hardison, and $16,752 for Mr. VanOort.

(4) Dr. Critchfield commenced employment with the Company in October 1995.

         Option Grants. The following table sets forth certain information regarding options granted in 1996 to the named executive officers pursuant to Corning's stock option plans. The Company's Stock Option Plan (as hereinafter defined) did not become effective until January 1, 1997. Employees of the Company who held at December 31, 1996 Corning stock options other than those granted on December 1995 and in February 1996 continue to hold Corning stock options, but appropriate adjustments were made to the number of shares subject to options and to the exercise prices to reflect the Spin-Off Distribution. The Corning stock options granted in December 1995 and in February 1996 were canceled. In January 1997 options to purchase an aggregate of 725,497 shares of the Company's common stock ("Substitute Options") for an average exercise price of $10.56 per share were issued under the Company's Stock Option Plan (as defined below) in substitution for two-thirds of such canceled Corning options (of which options to acquire 368,697 shares of the Company's common stock were issued to the named executive officers). The exercise prices and the number of shares of the Company's common stock subject to Substitute Options were determined as of the time of the Spin-Off Distribution so as to preserve the investment basis and intrinsic gain associated with the canceled Corning options. Generally, the expiration dates and the dates on which Substitute Options are exercisable are identical to those under the corresponding Corning options at the time of the Spin-Off Distribution. The Substitute Options also provide that an additional option may be granted when the optionee uses shares of the Company's common stock to pay the purchase price of an option. The additional option will be exercisable for the number of shares tendered in payment of the option price, will be exercisable at the then fair market value of the Company's common stock, will become exercisable only after the lapse of twelve months and will expire on the expiration date of the original option.

                          Option/SAR Grants in 1996 (1)

                                                                                               Potential Realizable Value at
                                                                                                Assumed Annual Rates of Stock
                                                                                                   Price Appreciation for
                                                   Individual Grants                                    Option Term (3)
                              -----------------------------------------------------------  -------------------------------------

                               Number of        % of Total
                               Securities        Options
                               Underlying        Granted                                     Gain
                                Options        to Employees      Exercise     Expiration       at         Gain at     Gain at
            Name                Granted       in Fiscal Year      Price          Date        0% (4)          5%         10%
---------------------------  --------------   --------------     --------     ----------  ------------   ---------   ---------

Kenneth W. Freeman                    0

Robert A. Carothers                   0

Gregory C. Critchfield            2,000          0.26%             $34.44     4/24/2006      0            $ 43,320    $  109,780

Don M. Hardison, Jr.             24,000 (2)      3.15%             $33.69      2/6/2006      0            $508,560    $1,288,560

Douglas M. VanOort                    0

----------------
(1) No SARs were granted.

(2) This option was canceled as a result of the Spin-Off Distribution. As discussed in the preceding paragraph, a substitute option to purchase 47,576 shares of the Company's common stock for $11.33 per share was issued in January 1997 with respect to two-thirds of this canceled option. One-half of the option will become exercisable on February 1, 1999 and the balance will become exercisable on February 1, 2000 and the option will expire on February 6, 2006. The potential realizable value of this substitute option is $339,217 (assuming a 5% annual rate of stock appreciation over the option term) or $859,223 (assuming a 10% annual rate of stock appreciation over the option term). The agreement also provides that an additional option may be granted when the optionee uses shares of the Company's common stock to pay the purchase price of an option. The additional option will be exercisable for the number of shares tendered in payment of the option price, will be exercisable at the then fair market value of the Company's common stock, will become exercisable only after the lapse of twelve months and will expire on the expiration date of the original option.

(3) The dollar amounts set forth under these columns are the result of calculations at 0% and at the 5% and 10% rates established by the Commission and therefore are not intended to forecast future appreciation of Corning common stock or the Company's common stock.

(4) A gain to the optionee is not possible without an appreciation in stock price, an event which will also benefit all stockholders. If the stock price does not appreciate, the optionee will realize no benefit.

Option Exercises and Fiscal Year-End Values. The following table sets forth certain information regarding the exercise of stock options to acquire Corning common stock during 1996 by each of the named executive officers and the number of shares of Corning common stock covered by both exercisable and unexercisable stock options as of December 31, 1996, for the named executive officers.

                                      Aggregated Option/SAR Exercises in 1996
                             and 1996 Year-End Option/SAR Values of Corning Options(1)


                                                                 Number of Corning Securities
                                                                    Underlying Unexercised             Value of Unexercised
                                                                          Options at                   In-the-Money Options
                                                                          Year End                        At Year End (2)
                                                                 ----------------------------  -------------------------------
                                    Shares
                                   Acquired          Value
Name                              on Exercise      Realized     Exercisable     Unexercisable    Exercisable    Unexercisable
--------------------------------  -----------   -------------  ------------     -------------  --------------  ---------------


Kenneth W. Freeman                      0              0         147,933            23,952      $2,507,203        $331,136
Robert A. Carothers                     0              0          14,951               896        $167,554         $11,079
Gregory C. Critchfield                1,500         $24,000            0             2,995               0         $40,729
Don M. Hardison, Jr.                    0              0               0                 0               0               0
Douglas M. VanOort                      0              0          23,358            23,952        $300,901        $331,136


(1) There are no SARs outstanding.

(2) Based on a price of $38.875 per share.

No stock options to acquire the Company's common stock were outstanding at December 31, 1996. However, as discussed under "Option Grants" above, in January 1997 options to purchase shares of the Company's common stock for an average exercise price of $10.56 per share were issued under the Company's Stock Option Plan in substitution for two-thirds of the Corning options that were canceled as a result of the Spin-Off Distribution. The following table sets forth for the named executive officers certain information regarding the number of shares of the Company's common stock covered by these substitute options as if they had been issued on December 31, 1996.

                         Aggregated 1996 Year-End Option/SAR Values of Company Options (1)

                                   Number of Company Securities          Value of Unexercised
                                 Underlying Unexercised Options at       In-the-Money Options
                                             Year End                       At Year End (2)
                                 ---------------------------------       --------------------



             Name                  Exercisable     Unexercisable      Exercisable     Unexercisable
-----------------------------      ----------      -------------      -----------     -------------

Kenneth W. Freeman                      0             172,454              0            $795,875
Robert A. Carothers                     0              29,733              0            $137,218
Gregory C. Critchfield                  0                0                 0               0
Don M. Hardison, Jr.                    0              47,576              0            $180,551
Douglas M. VanOort                      0             118,934              0            $548,880


(1) There are no SARs outstanding.

(2) Based on a price of $15.125 per share.

         Corporate Performance Plan Activity. Awards of performance-based shares of Corning common stock have been granted to the Company's executive officers pursuant to a series of performance-based plans (the "Corporate Performance Plan"). The Corporate Performance Plan provides the mechanisms to reward improvement in corporate performance as measured by net income, earnings per share and/or return on equity. Each year minimum, target and maximum goals were set and shares awarded (at target levels) which are subject to forfeiture in whole or in part if performance goals are not met. The percentage of awards that could be earned ranges from 0% to 150% of target. Shares earned remain subject to forfeiture and restrictions on transfer for two years following the end of the performance period.

         The following table sets forth the number of performance-based shares awarded under the Corning Corporate Performance Plan. The dollar value of shares earned for 1996 is reflected in the "Restricted Stock Awards" column of the Summary Compensation Table.

         In December 1996, the Compensation Committee of the Board of Directors of Corning assessed performance against goals, determined the number of shares earned of those granted on December 6, 1995 and February 7, 1996 and removed all possibility of forfeiture and restrictions on transfer from such shares.


                                     Corporate Performance Plan Activity Table

                                                  Number                        Number        Number
Name                                  Grant     of Shares     Performance     of Shares      of Shares      Vesting Date of
                              Year    Date       Granted         Period       Forfeited       Earned         Earned Shares+
----------------------------  ----    ------    ---------     -----------     ---------      ---------      ---------------

Kenneth W. Freeman            1996     12/95      14,500           1996                        14,500             12/96
                              1995     12/94      10,000           1995                        10,740             12/96
                              1994     12/93      10,000           1994                        14,690             12/96
Robert A. Carothers           1996     12/95       2,500           1996                         2,500             12/96
                              1995                     0
                              1994                     0
Gregory C. Critchfield        1996                     0                                                          12/96
                              1995                     0
Don M. Hardison, Jr.          1996     2/96        4,000           1996                         4,000             12/96
Douglas M. VanOort            1996     12/95      10,000           1996                        10,000             12/96
                              1995     12/94      10,000           1995        6,760            3,240             12/96
                              1994     12/93       4,000           1994           40            3,960             12/96

         Variable Compensation. The Company maintains a variable compensation plan (the "Plan"), an annual incentive cash compensation plan for approximately 950 supervisory, management and executive employees. The terms of the Plan are as follows.

         The performance-based annual cash incentive awards payable under the Plan are grounded in financial goals such as net income, cash flow, operating margin, return on equity, or earnings per share, or a combination thereof, and quantifiable non-financial goals. Each participant is assigned a target award, as a percentage of base salary in effect at the end of the performance year for which the target is set, payable if the target is achieved. Actual results are compared to the scale of targets with each gradation of desired result corresponding to a percentage, which are multiplied by the employee's assigned target award. If the actual result is below target, awards are to be less than target, down to a point below which no awards are earned. If the desired result is above target, awards are greater than target, up to a stated maximum award. The maximum award assigned to the Chief Executive Officer may not exceed 200% of base salary in effect on the date the Compensation Committee sets the target for the performance year. The Compensation Committee retains the right to reduce any award if it believes individual performance does not warrant the award calculated by reference to the result.

         Employee Equity Participation Program. Effective January 1, 1997, the Company adopted the Employee Equity Participation Program (the "Program") consisting of two plans: (a) a stock option plan (the "Company Stock Option Plan") and (b) an incentive stock plan (the "Company Incentive Stock Plan"). The Program is designed to provide a flexible mechanism to permit key employees of the Company and of any subsidiary to obtain significant equity ownership in the Company, thereby increasing their proprietary interest in the growth and success of the Company.

         The Program, which is administered by the Compensation Committee, provides for the grant to eligible employees of either non-qualified or "incentive stock" options, or both, to purchase shares of the Company's common stock at no less than fair market value on the date of grant. The Compensation Committee may also provide that options may not be exercised in whole or in part for any period or periods of time; provided, however, that (except in the case of a change in control) no option will be exercisable until at least twelve months from the date of grant. All options shall expire not more than ten years from the date of grant. Options will not be assignable or transferable except for limited circumstances on death. During the lifetime of the employee an option may be exercised only by the employee. The option price is payable upon exercise. The optionee may pay the option price in cash or with shares of the Company's common stock owned by the optionee. The optionee will have no rights as a stockholder with respect to the shares subject to option until shares are issued upon exercise of the option. The Compensation Committee may grant options pursuant to which an optionee who uses shares of the Company's common stock to pay the purchase price of an option will receive automatically on the date of exercise an additional option to purchase shares of the Company's common stock. Such additional option will cover the number of shares tendered in payment of the option price, will be exercisable at the then fair market value of the Company's common stock, will become exercisable only after the lapse of twelve months and will expire no later than the expiration date of the original option.

         The Program also authorizes the Compensation Committee to award to eligible employees shares, or the right to receive shares, of the Company's common stock, the equivalent value in cash or a combination thereof (as determined by the Compensation Committee). The Compensation Committee shall determine the number of shares which are to be awarded to individual employees and the number of rights covering shares to be issued upon attainment of predetermined performance objectives for specified periods. The shares awarded directly to individual employees may be made subject to certain restrictions prohibiting sale or other disposition and may be made subject to forfeiture in certain events. Shares may be issued to recognize past performance either generally or upon attainment of specific objectives. Shares issuable for performance (based upon specific predetermined objectives) will be payable only to the extent that the Compensation Committee determines that an eligible employee has met such objectives and will be valued as of the date of such determination. Upon issuance, such shares may (but need not) be made subject to the possibility of forfeiture or certain restrictions on transfer.

         Key executive, managerial and technical employees (including officers and employees who are directors) of the Company and of any subsidiary are eligible to participate in the Program and the plans thereunder. The selection of employees eligible to participate in any plan under the Program is within the discretion of the Compensation Committee. At March 31, 1997, approximately 130 employees were eligible to participate in the plans under the Program.

         Under the Program, the maximum number of shares of the Company's common stock which may be optioned or granted to eligible employees is 3,000,000, excluding the Substitute Options. Shares from expired or terminated options under the Company Stock Option Plan will be available again for option grant under the Program. Shares which are issued but not earned, or which are forfeited under the Company Incentive Stock Plan, will be available again for issuance under the Program. At March 31, 1997, there were outstanding under the Stock Option Plan options to acquire an aggregate of 966,500 shares of common stock (excluding the 725,567 Substitute Options that were issued in substitution for options issued by Corning, which options do not count against the 3 million share limit) and 364,382 shares of common stock issued under the Incentive Stock Plan. The Program provides for appropriate adjustments in the aggregate number of shares subject to the Program and in the number of shares and the price per share, or either, of outstanding options in the case of changes in the capital stock of the Company resulting from any recapitalization, stock or unusual cash dividend, stock distribution, stock split or any other increase or decrease effected without receipt of consideration by the Company, or a merger or consolidation in which the Company is the surviving corporation.

         The Program has a term ending on December 31, 2001, after which no shares may be optioned or awarded and no rights to receive shares may be granted after the expiration of the Program. The Board is authorized to terminate or amend the Program, except that it may not increase the number of shares available thereunder, decrease the price at which options may be granted, change the class of employees eligible to participate, or extend the term of the Program or options granted thereunder without the approval of the holders of a majority of the outstanding shares of the Company's common stock.

         Pension Plans. None of the executive officers of the Company is currently an active participant in a qualified defined benefit plan of the Company.

         Prior to June 1, 1995, December 1, 1996 and January 1, 1995, respectively, Messrs. Freeman, Carothers and VanOort were eligible to participate in, and accrue benefits under, Corning's Salaried Pension Plan (the "Corning Salaried Pension Plan"), a defined benefit plan, contributions to which are determined by Corning's actuaries and are not made on an individual basis. Benefits paid under this plan are based upon career earnings (regular salary and cash awards paid under Corning's variable compensation plans) and years of credited service. The Corning Salaried Pension Plan provides that salaried employees of Corning who retire on or after December 31, 1996 will receive pension benefits equal to 1% of the first $27,000 of average earnings for the highest five consecutive years in the ten years immediately prior to 1997 plus 1.5% of such average earnings in excess of $27,000 for all years of credited service prior to 1997, and 1.5% of annual earnings up to the social security wage base and 2% of annual earnings in excess of such base for 1997 and each year of credited service thereafter. Salaried employees may contribute to the Corning Salaried Pension Plan 2% of their annual earnings up to the social security wage base. Such employees will receive for each year of credited service after December 31, 1990, an additional amount of pension benefit reflecting the value of the increased voluntary contribution.

         Corning maintains a non-qualified Executive Supplemental Pension Plan (the "Executive Supplemental Plan") pursuant to which it will pay to certain executives amounts approximately equal to the difference between the benefits provided for under the Corning Salaried Pension Plan and benefits which would have been payable thereunder but for the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

         Effective as of January 1, 1997, the Company adopted a transferee supplemental pension plan (the "Transferee Supplemental Plan"), a nonqualified, unfunded defined benefit plan for the benefit of key employees and executive officers of the Company who are former employees of Corning, including Messrs. Freeman and VanOort. The Transferee Supplemental Plan provides benefits approximately equal to the difference between the benefits provided for under the Corning Salaried Pension Plan and the Executive Supplemental Plan and benefits which would have been payable thereunder but for the termination of employment with Corning of such employees.

         Maximum annual benefits calculated under the straight life annuity option form of pension payable to participants at age 65, the normal retirement age specified in the Corning Salaried Pension Plan, are illustrated in the table set forth below. The table below does not reflect any limitations on benefits imposed by ERISA. It is estimated that Messrs. Freeman and VanOort, who have 25 and 15 years of credited service, respectively, would receive each year if they worked to age 65, the normal retirement age specified in the Corning Salaried Pension Plan, $256,170 and $165,332, respectively, under the Corning Salaried Pension Plan, the Executive Supplemental Plan and the Transferee Supplemental Plan.

                                                                    Years of Service
                      ----------------------------------------------------------------------------------------------------

Average Final
Compensation                15                20               25               30               35               40
--------------------  ---------------  ----------------  ---------------  ---------------  ---------------  --------------

    $ 100,000              20,500            27,300           34,100           41,000           47,800          55,300
      200,000              43,000            57,300           71,600           86,000          100,300         115,300
      300,000              65,500            87,300          109,100          131,000          152,800         175,300
      400,000              88,000           117,300          146,600          176,000          205,300         235,300
      500,000             110,500           147,300          184,100          221,000          257,800         295,300
      600,000             133,000           177,300          221,600          266,000          310,300         355,300
      700,000             155,500           207,300          259,100          311,000          362,800         415,300
      800,000             178,000           237,300          296,600          356,000          415,300         475,300
      900,000             200,500           267,300          334,100          401,000          467,800         535,300
    1,000,000             223,000           297,300          371,600          446,000          520,300         595,300
    1,100,000             245,500           327,300          409,100          491,000          572,800         655,300
    1,200,000             268,000           357,300          446,600          536,000          625,300         715,300

         Profit Sharing Plan. Most of the employees of the Company and its subsidiaries have been eligible to participate in a tax-qualified, defined contribution plan known as the Profit Sharing Plan (the "Profit Sharing Plan"), which provides for investment of employee contributions, including tax-deferred contributions under Section 401(k) of the Code, and matching contributions made by the Company, in several investment funds. Effective as of January 1, 1997, the Company's common stock was added as an investment fund. Currently, the Company matches employee contributions up to an aggregate of 4.3% of eligible compensation, of which 2.3% is automatically invested in the Company's common stock and 2% may be invested at the direction of the participant in any investment vehicle (including the Company's common stock) available under the Profit Sharing Plan. Corning common stock is no longer available as an investment fund except with respect to amounts already so invested under the Profit Sharing Plan. The Profit Sharing Plan permits the Company to make discretionary contributions, other than matching contributions, to the Profit Sharing Plan for the benefit of such employees, which contributions may be invested in the Company's common stock.

         Employee Stock Ownership Plan. Effective January 1, 1997, the Company adopted an employee stock ownership plan, as defined in Section 4975(e)(7) of the Code and related regulations, intended to qualify as a retirement plan under
Section 401(a) of the Code, and known as the Company Employee Stock Ownership Plan (the "the ESOP"). Approximately 800,000 shares of the Company's common stock have been credited under the ESOP for the account of all active regular employees of the Company and its domestic wholly owned subsidiaries as of December 31, 1996, with 50 shares credited for all full time employees (employees who are regularly scheduled to work 30 hours or more a week) and 25 shares credited for all part time employees.

         Shares held in the ESOP for the benefit of participating employees will be 100% vested at age 65, the normal retirement age specified in the Company ESOP, or following completion of two years of credited service (excluding service prior to January 1, 1997).

         Employees Stock Purchase Plan. Effective January 1, 1997, the Company adopted the Employees Stock Purchase Plan (the "the Stock Purchase Plan"), pursuant to which the Company makes available for sale to employees shares of the Company's common stock at a price equal to 85% of the market value on the first or last day of each calendar quarter, whichever is lower. The Stock Purchase Plan, which is administered by the Compensation Committee, is designed to give eligible employees (generally, employees of the Company and its subsidiaries) the opportunity to purchase shares of the Company's common stock through payroll deductions up to 10% of compensation in a series of quarterly offerings commencing January 1, 1997, and ending no later than December 31, 2001.

         Any eligible employee may elect to participate in the Stock Purchase Plan on a quarterly basis and may terminate his or her payroll deduction at any time or increase or reduce prospectively the amount of his or her deduction at the beginning of any calendar quarter. At the end of each calendar quarter, a participating employee will purchase shares of the Company's common stock with the funds deducted. The number of shares purchased will be a number determined by dividing the amount withheld by the lower of 85% of the closing price per share of the Company's common stock as reported in The Wall Street Journal on the first or last business day of the particular calendar quarter. An employee will have no interest in any shares of the Company's common stock until such shares are actually purchased.

         The Stock Purchase Plan has a term of five years and no shares of the Company's common stock may be offered for sale or sold under the Stock Purchase Plan after December 31, 2001. The maximum number of shares of the Company's common stock which may be purchased by eligible employees under the Stock Purchase Plan is 2,000,000 shares, subject to adjustment in the case of changes in the capital stock of the Company resulting from any recapitalization, stock dividend, stock split or any other increase or decrease effected without receipt of consideration by the Company. The Board is authorized to terminate or amend the Stock Purchase Plan, except that it may not increase the number of shares of the Company's common stock available thereunder, decrease the price at which such shares may be offered for sale or change the designation of subsidiaries eligible to participate in the plan without the approval of the holders of a majority of the shares of the capital stock of the Company cast at a meeting at which such matter is considered.

         Employment Agreement. In December 1996, the Company entered into an employment agreement with Mr. Freeman. The agreement, which has a term ending on December 31, 1999, provides for an annual salary of no less than $500,000, with increases subject to the discretion of the Board of Directors or the Compensation Committee; annual target participation in the Variable Compensation Plan in amounts no less than 65% of annual salary in effect at the time performance goals are established; and severance payments following a termination by Mr. Freeman for "Good Reason" or by the Company without cause, in accordance with the severance policy described below, except that Mr. Freeman would receive three times his base annual salary and three times his annual award of variable compensation. "Good Reason" is defined as assignment of Mr. Freeman without his consent to mutually inconsistent duties or responsibilities, a failure to re-elect Mr. Freeman to the position of President and Chief Executive Officer, a greater than 75 mile office relocation without his consent or a Change of Control (as detailed in the following paragraph). In the event the agreement is not renewed upon its expiration, Mr. Freeman is entitled to a payment equal to two times the highest annual cash compensation paid to Mr. Freeman during the term of the agreement and health benefits for eighteen months following expiration of the agreement. Mr. Freeman is entitled under the agreement to a retirement pension benefit equivalent to benefits under the Corning Salaried Pension Plan and the Executive Supplemental Plan based on not less than 34 years of credited service in the event of termination for reasons other than cause. Mr. Freeman's pension benefits are secured by a letter of credit issued under the Credit Facility. In addition, Mr. Freeman is entitled to certain grants of stock options and restricted shares under the Program, which grants were made during the first quarter of 1997.

         Severance Arrangements. The Company has a severance policy pursuant to which it will provide to each executive officer other than Mr. Freeman and Drs. Fisher and Gambino upon the termination of employment by the Company other than for cause, upon a determination that the business needs of the Company require the replacement of such executive officer and other than in connection with a change of control, compensation equal to two times the executive officer's base annual salary at the annual rate in effect on the date of termination and two times the annual award of variable compensation at the most recent target level. Such executive officer would also be entitled to participate in the Company's health and benefits plans (to the extent permitted by the administrative provisions of such plans and applicable federal and state law) for a period of up to two years or until such officer is covered by a successor employer's benefit plans, whichever first occurs. Pursuant to such policy, upon a change of control the Company would provide to each such executive officer upon the termination of employment by the Company, other than for cause during the twelve months following a change in control, compensation equal to three times annual base salary and three times the award of annual variable compensation at the most recent target level and such officer would be entitled to participate in the Company's health and benefit plans for a period of up to three years or until such officer is covered by a successor employer's benefits plans, whichever first occurs (to the extent permitted by the administrative provisions of such plans and applicable federal and state law). A "Change in Control" is defined in the policy to include the following: the acquisition by a person of 20% or more of the voting stock of the Company; the membership of the Board changes as a result of a contested election such that a majority of the Board members at any particular time were initially placed on the Board as a result of such contested election; approval by the Company's stockholders of a merger or consolidation in which the Company ceases to be an independent public company; or a sale or disposition of all or substantially all of the Company's assets or a plan of partial or complete liquidation.

Item 12. Security Ownership by Certain Beneficial Owners and Management

         The following table sets forth the number of shares of the Company's common stock beneficially owned as of March 31, 1997 by the directors, by the named executive officers and by all directors and executive officers of the Company as a group, excluding shares held under the Corning Investment Plans. To the best knowledge of the Company, as of March 31, 1997, no person beneficially owned more than five percent of any class of capital stock of the Company, except for Corning Incorporated, which owns all 1,000 outstanding shares of the Company's voting cumulative preferred stock.

                                           Number of Shares         Percentage
Name                                       Beneficially Owned       of Class(5)
----                                       ------------------       -----------
Kenneth D. Brody                                 5,750(2)               ---
Van C. Campbell                                 17,718(2)(3)            ---
Robert A. Carothers                             15,925(1)               ---
Mary A. Cirillo                                    0                    ---
Gregory C. Critchfield                          21,050(1)               ---
David A. Duke                                   11,398(2)               ---
Kenneth W. Freeman                             129,785(1)               ---
Don M. Hardison, Jr.                            21,447(1)               ---
Dan C. Stanzione                                 6,500(2)               ---
Douglas M. VanOort                              31,301(1)               ---
Gail R. Wilensky                                 7,250(2)               ---
All Directors and Executive                                             ---
Officers as a Group                            335,142(1)(2)(3)(4)      1.1%

(1) Includes shares of common stock, subject to forfeiture and restrictions on transfer, granted pursuant to the Company's Incentive Stock Plan.

(2) Includes shares of common stock, subject to forfeiture and restrictions on transfer, issued pursuant to the Company's Restricted Stock Plans for Non-Employee Directors.

(3) In addition, Mr. Campbell has credited to his account the equivalent of 296 shares of common stock under the Company's Deferred Compensation Plan for Directors. Deferred fees will be paid solely in cash at or following termination of service as a director, with the amount of the payment based on the then value of the Company's common stock.

(4) Includes 3,897 shares owned by the spouses and minor children of certain executive officers and directors as to which such officers and directors disclaim beneficial ownership.

(5) Unless otherwise indicated, does not exceed 1% of the Class of common stock.

Item 13. Certain Relationships and Related Transactions

         Corning owns all of the 1,000 outstanding shares of the Company's voting cumulative preferred stock, which shares were issued to CLSI and subsequently transferred to Corning during the fourth quarter of 1996. Prior to December 31, 1996, the Company was a wholly owned subsidiary of Corning. During 1996 the Company purchased approximately $8.9 million of laboratory supplies from a subsidiary of Corning, and the Company paid Corning approximately $2.7 million in corporate fees and $72.9 million in interest expense on borrowings from Corning. During the fourth quarter of 1996, the Company paid Corning approximately $495 million from the net proceeds of borrowings from the Company's Credit Agreement and the senior subordinated notes due 2006. In addition, Corning contributed to the capital of the Company approximately $712 million primarily through the forgiveness of inter-company indebtedness and $119.1 million through the funding of the Damon settlement. Also during the fourth quarter of 1996, the Company issued to Corning additional shares of common stock, and Corning distributed all of the outstanding common stock of the Company to Corning's stockholders pursuant to the Spin-Off Distribution. See "Market for the Registrant's Common Stock and Related Security Holder Matters." In addition, during 1996 the Company had other transactions with Corning that are not material.

         As a result of the Spin-Off Distribution (see "Business-Overview"), the Company ceased to be a subsidiary of Corning. In connection with the Spin-Off Distribution, the Company, Corning and Covance entered into several agreements as described below.

Transaction Agreement

         The Company, Corning and Covance entered into a Transaction Agreement (the "Transaction Agreement") providing for among other things, certain corporate transactions required to effect the Spin-Off Distribution and other arrangements between the Company, Corning and Covance subsequent to the Spin-Off Distribution.

         The Transaction Agreement provides among other things, assumptions of liabilities and cross-indemnities designed to allocate generally, effective as of December 31, 1996 (the "Distribution Date"), financial responsibility for the liabilities arising out of or in connection with (i) the clinical laboratory business to the Company and its subsidiaries, (ii) the contract research business to Covance and its subsidiaries and (iii) all other business conducted by Corning prior to the Distribution Date to Corning and its subsidiaries other than the Company and Covance. In addition to the specific indemnity described below, the Company, Corning and Covance are obligated under the Transaction Agreement to indemnify and hold harmless each other in respect of Indemnifiable Losses (as defined therein) arising out of or otherwise relating to the management or conduct of the respective businesses or the breach of any provision of the Transaction Agreement; provided however, that the Company will have no obligation to indemnify or hold harmless Corning in respect of Indemnifiable Losses arising out of any governmental claims or investigations described in the next paragraph.

         As discussed under "Business-Government Investigations and Related Claims", the Company is subject to several governmental investigations. Any amounts paid by the Company to settle these investigations, or as a result of judgment relating to these investigations, will be indemnified by Corning under the Transaction Agreement. Under the Transaction Agreement Corning has agreed to indemnify the Company against all monetary penalties, fines or settlements arising out of any governmental criminal, civil or administrative investigations or claims that have been settled prior to or are pending as of the Distribution Date, pursuant to service of subpoena or other notice of such investigation to the Company, as well as any "qui tam" proceeding for which a complaint was filed prior to the Distribution Date whether or not the Company has been served with such complaint or otherwise been notified of the pendency of such action, to the extent that such investigations or claims arise out of or are related to alleged violations of federal fraud and heath care statutes identified in the Transaction Agreement by reason of the Company or any company acquired by the Company billing any federal program or agency for services rendered to beneficiaries of such program or agency. Corning also agreed to indemnify the Company for 50% of the aggregate of all judgment or settlement payments made by the Company that are in excess of $42.0 million in respect of claims by private parties (i.e., non-governmental parties such as private insurers) that relate to indemnified or previously settled governmental claims and that allege overbillings by the Company or any existing subsidiaries of the Company for services provided prior to the Distribution Date; provided, however, such indemnification for private claims will terminate five years after the Distribution Date (whether or not settled) and will not exceed $25.0 million in the aggregate (reduced by certain tax benefits as described below).

         Corning will not indemnify the Company against any governmental claims that arise after the Distribution Date, even though relating to events prior to the Distribution Date, or to any private claims that do not relate to the indemnified or previously settled governmental claims or investigations or investigations that relate to post-Distribution Date billings. Corning will not indemnify the Company against consequential or incidental damages relating to the billing claims, including losses of revenues and profits as a consequence of any exclusion from participation in federal or state health care programs or the fees and expenses of the litigation, including attorneys' fees and expenses. All amounts indemnified against by Corning for the benefit of the Company will be calculated on a net after-tax basis by taking into account any deductions and other tax benefits realized by the Company (or a consolidated group of which the Company is a member (the "Company Group")) in respect of the underlying settlement, judgment payment, or other loss (or portion thereof) indemnified against by Corning generally at the time and to the extent such deductions or tax benefits are deemed to reduce the tax liability of the Company or the Company Group under the Transaction Agreement.

         The Transaction Agreement provides that, in the case of any claims for which the Company or Covance are entitled to indemnification, the indemnified party will control the defense of any claim unless the indemnifying party elects to assume such defense. However, in the case of all private claims related to indemnified governmental claims related to alleged overbillings, the Company will control the defense. Disputes under the Transaction Agreement are subject to binding arbitration. The Transaction Agreement provides that, except as otherwise set forth therein or in any other agreement all costs or expenses incurred on or prior to the Distribution Date in connection with the Spin-Off Distribution will be allocated among the parties. Except as set forth in the Transaction Agreement or any related agreement, each party bears its own costs and expenses incurred after the Distribution Date.

Spin-Off Tax Indemnification Agreements

         Corning and the Company entered into a tax indemnification agreement (the "Spin-Off Tax Indemnification Agreement") pursuant to which (1) the Company represented that to the best of its knowledge, the materials relating to the Company submitted to the Internal Revenue Service ("IRS") in connection with the request for ruling submitted to the IRS were complete and accurate in all material respects, (2) the Company represented that it had no present intention to undertake the transactions described in part (3) (iii) hereafter or cease to engage in the active conduct of providing clinical laboratory testing services,
(3) the Company agreed that for a period of two years following the Distribution Date (the "Restricted Period"), (i) the Company will continue to engage in the clinical laboratory testing business, (ii) the Company will continue to manage and own at least 50% of the assets which it owns directly and indirectly immediately after the Distribution Date and (iii) neither the Company, nor any related corporation nor any of their respective directors, officers or other representatives will undertake, authorize, approve, recommend, permit, facilitate, or enter into any contract, or consummate any transaction with respect to: (A) the issuance of the Company's common stock (including options and other instruments convertible into the Company's common stock) which would exceed fifty percent (50%) of the outstanding shares of the Company's common stock immediately after the Distribution Date; (B) the issuance of any other instrument that would constitute equity for federal tax purposes ("Disqualified Stock"); (C) the issuance of options and other instruments convertible into Disqualified Stock; (D) any repurchases of the Company's common stock, unless such repurchases satisfy certain requirements; (E) the dissolution, merger, or complete or partial liquidation of the Company or any announcement of such action; or (F) the waiver, amendment, termination or modification of any provision of the Company's Rights Plan (as defined therein) in connection with or in order to permit or facilitate, any acquisition of the Company's common stock or other equity interest in the Company; and (4) the Company agreed to indemnify Corning for Taxes (as defined below) arising from violations of (1),
(2) or (3) above and for Taxes arising as a result of (A) an acquisition of 20% or more of the stock of the Company by a person or related persons during the Restricted Period or (B) the commencement of a tender or purchase offer by a third party of 20% or more of the Company's stock. If obligations of the Company under this agreement were breached and as a result thereof the Spin-Off Distribution does not qualify for the treatment stated in the ruling Corning received from the IRS (the "IRS Ruling"), the Company would be required to indemnify Corning for Taxes imposed and such indemnification obligations could exceed the net asset value of the Company at such time.

         The Spin-Off Tax Indemnification Agreement requires the Company to take such actions as Corning may reasonably request to preserve the favorable tax treatment provided for in any rulings obtained from the IRS in respect of the Spin-Off Distribution. The Company and Covance also entered into two reciprocal Spin-Off tax indemnification agreements similar to the Spin-Off Tax Indemnification Agreement.

Tax Sharing Agreement

         The Company, Corning and Covance entered into a tax sharing agreement (the "Tax Sharing Agreement") which allocates responsibility for federal income and various other taxes ("Taxes") among the three companies. The Tax Sharing Agreement provides that, except for Taxes arising as a result of the failure of the Spin-Off Distribution to qualify for the treatment stated in the IRS Ruling (which Taxes are allocated either pursuant to the Spin-Off Tax Indemnification Agreement or as described below), Corning is liable for and will pay the federal income taxes of the consolidated group that includes the Company and Covance and their subsidiaries, provided, however, that the Company and Covance are required to reimburse Corning for taxes for periods beginning after December 31, 1995 in which they are members of the Corning consolidated group and for which tax returns have not been filed as of the Distribution Date. This reimbursement obligation is based on the hypothetical separate federal tax liability of the Company and Covance, including their respective subsidiaries, calculated on a separate consolidated basis, subject to certain adjustments. Under the Tax Sharing Agreement, in the case of adjustments by a taxing authority of a consolidated federal income tax or certain other tax returns prepared by Corning which includes the Company or Covance, then, subject to certain exceptions, Corning is liable for and will pay any tax assessments, and is entitled to any tax refunds, resulting from such audit.

         The Tax Sharing Agreement further provides that if the Spin-Off Distribution fails to qualify for the tax treatment stated in the IRS Ruling (for reasons other than those indemnified against under one or more of the Spin-Off Tax Indemnification Agreements), Taxes imposed upon or incurred by the Company, Corning or Covance are to be allocated in such a manner as will take into account the extent to which the actions or inaction's of each may have contributed to such failure, and, the Company, Corning, or Covance will indemnify and hold harmless the other from and against the taxes so allocated. If it is determined that none of the companies contributed to the failure of such distribution to qualify for the tax treatment stated in the IRS Ruling, the liability for taxes will be borne by each in proportion to its relative average market capitalization as determined by the average closing price for the common stock of each during the 20 trading-day period immediately following the Distribution Date. In the event that the Spin-Off Distribution fails to qualify for the tax treatment stated in the IRS Ruling and the liability for taxes as a result of such failure is allocated among the Company, Corning and Covance, the liability so allocated to the Company or Covance could exceed the net asset value of the Company or Covance, respectively.

                                   Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.


Quest Diagnostics Incorporated


By  Kenneth W. Freeman              Chairman of the Board and          April 18, 1997
  -------------------------         Chief Executive Officer
    Kenneth W. Freeman


By  Robert A. Carothers             Vice President and                 April 18, 1997
  -------------------------         Chief Financial Officer
    Robert A. Carothers

By  Robert A. Hagemann              Vice President and                 April 18, 1997
  -------------------------         Controller
    Robert A. Hagemann


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

                                       Capacity                           Date
                                       --------                           ----

Kenneth W. Freeman                  Chairman of the Board and          April 18, 1997
---------------------------         Chief Executive Officer
Kenneth W. Freeman


Kenneth D. Brody                    Director                           April 18, 1997
---------------------------
Kenneth D. Brody


Van C. Campbell                     Director                           April 18, 1997
---------------------------
Van C. Campbell


Mary A. Cirillo                     Director                           April 18, 1997
---------------------------
Mary A. Cirillo


David A. Duke                       Director                           April 18, 1997
---------------------------
David A. Duke


Dan C. Stanzione                    Director                           April 18, 1997
---------------------------
Dan C. Stanzione


---------------------------
Gail R. Wilensky                    Director                           April 18, 1997


                               Exhibit Index




10.8              QUEST DIAGNOSTICS INCORPORATED
                  EMPLOYEE EQUITY PARTICIPATION PROGRAM
                  (Filed Herewith)