Form 10-Q
period 1997-03-31
QUEST DIAGNOSTICS INC
filed 1997-05-09
CIK 1022079

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 1997
                         Commission file number 1-12215

                         Quest Diagnostics Incorporated
             (formerly known as Corning Clinical Laboratories Inc.)

                               One Malcolm Avenue
                               Teterboro, NJ 07608
                                 (201) 393-5000

                                    Delaware
                            (State of Incorporation)

                                   16-1387862
                     (I.R.S. Employer Identification Number)

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 1997, there were outstanding 29,495,755 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Index to consolidated financial statements filed as part of this report:

                                                                       Page

       Consolidated Statements of Operations for the
       Three Months Ended March 31, 1997 and 1996                       2

       Consolidated Balance Sheets as of
       March 31, 1997 and December 31, 1996                             3

       Consolidated Statements of Cash Flows for the
       Three Months Ended March 31, 1997 and 1996                       4

       Notes to Consolidated Financial Statements                       5

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                      (in thousands, except per share data)
                                   (unaudited)


                                                           1997        1996
                                                         --------    --------
Net revenues .......................................     $388,103    $401,395
Costs and expenses:
     Cost of services...............................      239,314     247,118
     Selling, general and administrative ...........      123,973     126,044
     Interest expense, net .........................       10,613      20,142
     Amortization of intangible assets .............        6,042      10,789
     Other, net ....................................         (256)     (1,056)
                                                         --------    --------
       Total .......................................      379,686     403,037
                                                         --------    --------
Income (loss) before taxes..........................        8,417      (1,642)
Income tax expense (benefit)........................        4,370        (131)
                                                         --------    --------
Net income (loss)...................................     $  4,047    $ (1,511)
                                                         ========    ========

Net income per common share.........................     $   0.14
Weighted average common shares outstanding..........       28,870


The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                      (in thousands, except per share data)

                                                                                          March 31,       December 31,
                                                                                            1997             1996
                                                                                         -----------     -------------
                                                                                         (unaudited)
ASSETS
Current Assets:
     Cash and cash equivalents .......................................................   $   67,914       $   41,960
     Accounts receivable, net of allowance of $110,979 and
         $115,018 at March 31, 1997 and December 31, 1996, respectively...............      291,427          297,743
     Inventories .....................................................................       28,604           28,524
     Deferred taxes on income ........................................................       90,209           98,162
     Due from Corning Incorporated....................................................       22,400           30,894
     Prepaid expenses and other assets ...............................................       15,957           13,682
                                                                                        -----------      -----------
         Total current assets ........................................................      516,511          510,965
Property, plant and equipment, net ...................................................      279,168          287,749
Intangible assets, net ...............................................................      540,421          546,457
Other assets..........................................................................       49,453           49,895
                                                                                        -----------      -----------
TOTAL ASSETS..........................................................................   $1,385,553       $1,395,066
                                                                                        ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses............................................   $  214,716       $  206,701
     Short-term borrowings............................................................        8,827           20,785
     Income taxes payable ............................................................       16,514           21,946
                                                                                        -----------      -----------
         Total current liabilities....................................................      240,057          249,432
Long-term debt........................................................................      506,912          515,008
Other liabilities.....................................................................       92,149           91,907
                                                                                        -----------      -----------
         Total liabilities............................................................      839,118          856,347
                                                                                        -----------      -----------
Commitments and Contingencies
Stockholders' Equity:
     Preferred stock..................................................................        1,000            1,000
     Common stock, par value $0.01 per share; 100,000 shares authorized;
         29,363 and 28,822 shares issued at March 31, 1997
         and December 31, 1996, respectively..........................................          294              288
     Additional paid-in capital.......................................................    1,178,675        1,170,152
     Accumulated deficit..............................................................     (623,886)        (627,892)
     Cumulative translation adjustment ...............................................         (804)            (619)
     Market valuation adjustment......................................................       (3,796)          (4,210)
     Unearned compensation............................................................       (5,048)              --
                                                                                        -----------      -----------
         Total stockholders' equity...................................................      546,435          538,719
                                                                                        -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................................   $1,385,553       $1,395,066
                                                                                        ===========      ===========

The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (in thousands)
                                   (unaudited)


                                                                                                    1997            1996
                                                                                                  --------        ---------
Cash flows from operating activities:
Net income (loss) ....................................................................            $  4,047        $  (1,511)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
     Depreciation and amortization ...................................................              19,563           24,949
     Provision for doubtful accounts .................................................              29,077           27,784
     Deferred income tax provision....................................................               8,183            8,261
     Other, net.......................................................................               1,086            1,288
     Changes in operating assets and liabilities:
         Accounts receivable .........................................................             (22,762)         (34,045)
         Accounts payable and accrued expenses .......................................              13,652          (23,775)
         Restructuring, integration and other special charges ........................              (3,400)         (13,398)
         Due from/to Corning Incorporated and affiliates .............................               8,494            5,546
         Other assets and liabilities, net............................................              (7,940)          (4,091)
                                                                                                 ---------         --------
Net cash provided by (used in) operating activities...................................              50,000           (8,992)
                                                                                                 ---------         --------
Cash flows from investing activities:
     Capital expenditures ............................................................              (5,948)         (19,975)
     Proceeds from disposition of assets .............................................                 775            6,081
     Decrease (increase) in investments ..............................................                 979           (1,849)
                                                                                                 ---------         --------
Net cash used in investing activities ................................................              (4,194)         (15,743)
                                                                                                 ---------         --------
Cash flows from financing activities:
     Repayments under Working Capital Facility........................................             (19,300)              --
     Proceeds from borrowings.........................................................                  --           34,576
     Repayment of long-term debt .....................................................                (552)          (1,457)
                                                                                                 ---------         --------
Net cash (used in) provided by financing activities ..................................             (19,852)          33,119
                                                                                                 ---------         --------
Net change in cash and cash equivalents ..............................................              25,954            8,384
Cash and cash equivalents, beginning of year .........................................              41,960           36,446
                                                                                                 ---------         --------
Cash and cash equivalents, end of period..............................................            $ 67,914         $ 44,830
                                                                                                 =========         ========

Cash paid during the period for:
     Interest.........................................................................            $  6,753         $ 22,616
     Income taxes.....................................................................            $  1,963         $  2,125


The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)


1.  BASIS OF PRESENTATION

     Background

     Prior to January 1, 1997, Quest Diagnostics Incorporated and its subsidiaries (the "Company") was a wholly-owned subsidiary of Corning Incorporated ("Corning"). On December 31, 1996, Corning distributed all of the outstanding shares of common stock of the Company to the stockholders of Corning, with one share of common stock of the Company being distributed for each eight shares of outstanding common stock of Corning (the "Spin-Off Distribution").

     Basis of Presentation

     The interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. All such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit and are subject to year-end adjustments. Operating results for the interim period are not necessarily indicative of the results that may by expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1996.

     Earnings Per Share

     Earnings per share are computed by dividing net income less dividends on the Company's Preferred Stock (approximately $30) by the weighted average number of common shares outstanding during the period. Historical earnings per share for 1996 is not meaningful as the Company's capital structure in 1996 is not comparable to the capital structure subsequent to the Spin-Off Distribution.

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share." The statement is effective for financial statements for periods ending after December 15, 1997, and changes the method in which earnings per share will be determined. Adoption of this statement by the Company is not expected to have a material impact on earnings per share in 1997.

2.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into several settlement agreements with various governmental and private payors during recent years relating primarily to industry-wide billing and marketing practices that had been substantially discontinued by early 1993. At present, a government investigation of certain practices by Nichols Institute prior to its acquisition by the Company in 1994 is ongoing. As part of the Spin-Off Distribution, Corning has agreed to indemnify the Company against all settlements for any governmental claims relating to billing practices of the Company and its predecessors that were pending on December 31, 1996. Corning also agreed to indemnify the Company for 50% of the aggregate of all settlement payments made by the Company that are in excess of $42 million to private parties that relate to indemnified or previously settled governmental claims for services provided prior to January 1, 1997; however, the indemnification of private party claims will not exceed $25 million and will be paid to the Company net of anticipated tax benefits to be realized by the Company. Such indemnification does not cover any non-governmental claims settled after December 31, 2001. Coincident with the Spin-Off Distribution, the Company recorded a receivable from Corning of $22.4 million which is equal to management's best estimate of amounts which are probable of being received from Corning to satisfy the remaining indemnified governmental claims on an after-tax basis.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)

     At March 31, 1997, settlement reserves totaled $79.7 million, including $41.2 million in other long-term liabilities. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and, for non-indemnified claims, the Company's cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

3.  RESTRUCTURING RESERVES

     The Company has recorded charges for restructuring plans in previous years. Reserves relating to these programs totaled $13.8 million and $16.1 million at March 31, 1997 and December 31, 1996, respectively. Management believes that the costs of the restructuring plans will be financed through cash from operations and does not anticipate any significant impact on its liquidity as a result of the restructuring plans.

4.  SUMMARIZED FINANCIAL INFORMATION

     The Company's 10.75% senior subordinated notes due 2006 are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by substantially all of the Company's wholly-owned, domestic subsidiaries ("Subsidiary Guarantors"). Non-guarantor subsidiaries, individually and in the aggregate, are inconsequential to the Company. The following is summarized financial information of the Subsidiary Guarantors as of March 31, 1997 and December 31, 1996 and for the three months ended March 31, 1997 and 1996. Full financial statements of the Subsidiary Guarantors are not presented because management believes they are not material to investors.

                                      March 31, 1997           December 31, 1996
                                      --------------           -----------------
Current assets...................        $229,207                 $230,024
Noncurrent assets................         550,548                  547,219

Current liabilities..............          66,766                   61,383
Noncurrent liabilities...........         288,521                  290,980
Stockholder's equity.............         424,468                  424,880

                                       For the three months ended March 31,
                                           1997                     1996
                                         --------                 --------
Net revenues.....................        $214,557                 $224,214
Cost of services.................         136,664                  143,311
Net loss.........................            (412)                 (10,047)

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)

5.  STOCKHOLDERS' EQUITY

     Unearned Compensation

     Under the Company's Employees Equity Participation Program, approximately 400 thousand shares of restricted stock were granted in 1997, primarily to executive employees. These shares are contingent on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the prescribed period. The market value of the shares awarded under the plan is recorded as unearned compensation. The unearned amounts are amortized to compensation expense as earned.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Three Months Ended March 31, 1997 Compared with Three Months Ended March 31, 1996. Net income for the three months ended March 31, 1997 increased from the prior year primarily as a result of reduced interest and amortization expense. This was partially offset by reduced operating income due to the Company's increased selectiveness in retaining and pursuing new business, which has reduced volume at a rate greater than that at which costs have been reduced, and an increase in bad debt expense.

     Net Revenues

     Net revenues decreased by $13.3 million, or 3.3% from the prior year level, principally due to a 5.1% decline in clinical testing volume partially offset by an improvement in average prices of 1.6%. The volume decline is primarily attributable to the Company's increased selectiveness in retaining and pursuing new business, as well as exiting certain small non-strategic businesses.

     Costs and Expenses

     Total operating costs for the quarter declined $9.9 million from the year earlier period. The Company's efforts to reduce its operating cost structure have had a favorable impact on costs as a percentage of net revenue. However, this benefit was offset by lower volume. Plans are currently being implemented which are expected to further adjust the Company's cost structure and are expected to reduce costs as a percentage of revenue in the second half of the year.*

     Cost of services, which includes the costs of obtaining, transporting and testing specimens, decreased $7.8 million in the quarter from the prior year, but remained relatively flat as a percentage of net revenues. Selling, general and administrative expenses, which includes the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased $2.1 million in the quarter from the prior year, but increased to 31.9% of net revenues from 31.4% of net revenues in the prior year. This increase was principally due to bad debt expense which increased from 6.9% of net revenues to 7.5% of net revenues. Bad debt expense as a percentage of net revenues remained at approximately the same level as the fourth quarter of 1996. The Company continues to be impacted by Medicare medical necessity documentation requirements imposed during the past year. In the first quarter of 1997, additional medical necessity requirements were imposed by various state agencies and carriers, slowing the progress the Company had been making in certain of its billing operations. These requirements, when initially imposed or subsequently expanded, increase the backlog of unbilled requisitions and further complicate the billing process. The Company has successfully dealt with these requirements in a number of its billing sites where they were imposed earlier and is leveraging the processes and experiences from those locations in addressing the impact of additional requirements across its billing operations.

     Net interest expense decreased by $9.5 million from the prior year level primarily due to reduced debt levels as a result of Corning forgiving in excess of $700 million of intercompany debt in connection with the Spin-Off Distribution.

     Amortization of intangible assets decreased by $4.7 million compared to the prior year principally due to the write-down of intangible assets coincident with the Spin-Off Distribution, as well as certain other intangible assets having become fully amortized.

----------

*This is a forward looking statement and is based on current expectations. Forward looking statements involve risks and uncertainties that could cause the outcome to be materially different. These risks and uncertainties include heightened competition, impact of changes in payor mix, the impact upon the Company's collection rates or general and administrative expenses resulting from compliance with Medicare administrative policies, and reduction in tests ordered by existing customers. See Item 1. "Business--Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1996 Annual Report on Form 10-K.

     The change in other, net compared with the prior year is primarily the result of the favorable settlement of a contractual obligation in the prior year.

     The Company's effective tax rate is significantly impacted by goodwill amortization which is not deductible for tax purposes, and has the effect of increasing the overall tax rate or reducing the tax benefit rate. The change in the effective tax rate is due principally to a reduction in non-deductible amortization expense associated with the write down of intangible assets coincident with the Spin-Off Distribution.

Liquidity and Capital Resources

     Cash increased by $26.0 million over the year end balance, to $67.9 million at March 31, 1997, due to operating activities which provided cash of $50.0 million, partially offset by investing and financing activities which used cash of $24.0 million. Net cash provided by operating activities for the quarter improved by $59.0 million compared to the same period in the prior year. The improvement is primarily the result of improvements in the billing operations, changes in accounts payable and accrued expense levels and a reduction in restructuring spending. Improvements in the billing operations have led to an improvement in the number of days sales outstanding. The number of days sales outstanding, a measure of billing efficiency, was 68 days at March 31, 1997 compared to 70 days at year end and 73 days a year earlier.

     Capital spending for the quarter was $5.9 million compared to $20.0 million for the same period in the prior year. The Company estimates that it will invest approximately $60 million during 1997 for capital expenditures, principally related to equipment and facility upgrades and investments in information technology.*

     During the quarter the Company paid down the entire balance of $19.3 million on its revolving working capital credit facility. Other than for the reduction for outstanding letters of credit, which currently approximates $7.5 million, all of the revolving working capital credit facility is currently available for borrowing.

     Adjusted EBITDA

     Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization and non-recurring charges. Adjusted EBITDA for the three months ended March 31, 1997 was $38.6 million, or 9.9% of net revenues, compared to $43.5 million, or 10.8% of net revenues, in the prior year period. The decline was principally due to the Company's increased selectiveness in retaining and pursuing new business, which has reduced volume at a rate greater than that at which costs have been reduced, and an increase in bad debt expense.


----------

*This is a forward looking statement and is based on current expectations. Forward looking statements involve risks and uncertainties that could cause the outcome to be materially different. These risks and uncertainties include computer or other system failures, development of technologies that substantially alter the practice of medicine, and the impact upon the Company's collection rates or general and administrative expenses resulting from compliance with Medicare administrative policies. See Item 1. "Business--Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1996 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company, together with SmithKline Beecham Clinical Laboratories Inc. and Laboratory Corporation of America Holdings, has been served with a complaint in a purported class action brought in the Northern District of Alabama. The complaint asserts claims for private reimbursement of billings by Damon Corporation that are similar to those that were the subject of the plea agreement and civil settlement and release that was signed in October 1996 between the Department of Justice and Damon Clinical Laboratories, a subsidiary of the Company. The ultimate outcome of the claim cannot be presently predicted. At March 31, 1997, the Company had an aggregate reserve of $79.7 million with respect to all governmental and private claims that are either presently pending or anticipated as a consequence of settlements and self-reported matters described in the Company's 1996 Annual Report on Form 10-K. The Company believes that these reserves are adequate. In addition, Corning Incorporated has agreed to indemnify the Company with respect to governmental claims pending at December 31, 1996 and (to the extent that such claims exceed $42 million) 50% of the aggregate of all judgments or settlement payments in respect of private claims, such as the class action, that are settled prior to January 1, 2001 and that relate to previously settled governmental claims (subject to a maximum indemnification of $25 million in the aggregate as to private claims and after taking into account any tax benefits realized by the Company). See Item 1. "Business--Government Investigations and Related Claims" contained in the Company's Annual Report on Form 10-K.

Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

         Exhibit Number      Description

         27                  Financial Data Schedule

     (b)  Reports on Form 8-K:

         None

                                                    Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 1997

Quest Diagnostics Incorporated


By      /s/ Kenneth W. Freeman              Chairman of the Board,
        -----------------------             Chief Executive Officer
         Kenneth W. Freeman                 and President



By      /s/ Robert A. Carothers             Vice President and
        -----------------------             Chief Financial Officer
         Robert A. Carothers