Form 10-Q
period 1997-06-30
QUEST DIAGNOSTICS INC
filed 1997-08-08
CIK 1022079

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                         Commission file number 1-12215


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

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---
As of July 31, 1997, there were outstanding 29,723,790 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Index to consolidated financial statements filed as part of this report:

                                                                        Page

       Consolidated Statements of Operations for the
       Three and Six Months Ended June 30, 1997 and 1996                 2

       Consolidated Balance Sheets as of
       June 30, 1997 and December 31, 1996                               3

       Consolidated Statements of Cash Flows for the
       Six Months Ended June 30, 1997 and 1996                           4

       Notes to Consolidated Financial Statements                        5

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                      (in thousands, except per share data)
                                   (unaudited)


                                                         Three Months Ended              Six Months Ended
                                                   June 30, 1997  June 30, 1996   June 30, 1997   June 30, 1996
                                                   -------------  -------------   -------------   -------------

Net revenues ....................................    $ 401,523      $ 424,543      $ 789,626       $ 825,938

Costs and expenses:

     Cost of services............................      239,593        266,301        478,907         513,419
     Selling, general and administrative ........      127,854        120,205        251,827         246,249
     Interest expense, net ......................       10,499         19,879         21,112          40,021
     Amortization of intangible assets ..........        5,980         10,655         12,022          21,444
     Provision for restructuring and
       other special charges.....................           --         46,000             --          46,000
     Other, net .................................        1,153           (979)           897          (2,035)
                                                     ---------      ---------      ---------       ---------
       Total ....................................      385,079        462,061        764,765         865,098
                                                     ---------      ---------      ---------       ---------
Income (loss) before taxes.......................       16,444        (37,518)        24,861         (39,160)
Income tax expense...............................        8,356            404         12,726             273
                                                     ---------      ---------      ---------       ---------
Net income (loss)................................    $   8,088      $ (37,922)     $  12,135       $ (39,433)
                                                     =========      =========      =========       =========

Net income per common share......................    $    0.28                     $    0.42
Weighted average common shares
     outstanding.................................       29,102                        28,987









The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1997 AND DECEMBER 31, 1996
                      (in thousands, except per share data)

                                                                                  June 30,      December 31,
                                                                                    1997           1996
                                                                                    ----           ----
                                                                                (unaudited)
ASSETS
------
Current Assets:

     Cash and cash equivalents ..............................................   $    75,834       $   41,960
     Accounts receivable, net of allowance of $108,622 and
         $115,018 at June 30, 1997 and December 31, 1996, respectively.......       287,987          297,743
     Inventories ............................................................        27,921           28,524
     Deferred taxes on income ...............................................        95,402           98,162
     Due from Corning Incorporated...........................................        22,400           30,894
     Prepaid expenses and other assets ......................................        13,926           13,682
                                                                                -----------       ----------
         Total current assets ...............................................       523,470          510,965
Property, plant and equipment, net ..........................................       273,140          287,749
Intangible assets, net ......................................................       551,813          546,457
Other assets.................................................................        48,770           49,895
                                                                                -----------       ----------
TOTAL ASSETS.................................................................   $ 1,397,193       $1,395,066
                                                                                ===========       ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:

     Accounts payable and accrued expenses...................................   $   210,073       $  206,701
     Short-term borrowings...................................................        16,535           20,785
     Income taxes payable ...................................................        24,858           21,946
                                                                                -----------       ----------
         Total current liabilities...........................................       251,466          249,432
Long-term debt...............................................................       499,207          515,008
Other liabilities............................................................        85,308           91,907
                                                                                -----------       ----------
         Total liabilities...................................................       835,981          856,347
                                                                                -----------       ----------
Commitments and Contingencies
Stockholders' Equity:

     Preferred stock.........................................................         1,000            1,000
     Common stock, par value $0.01 per share; 100,000 shares authorized;
         29,615 and 28,822 shares issued at June 30, 1997 and
         December 31, 1996, respectively.....................................           296              288
     Additional paid-in capital..............................................     1,182,750        1,170,152
     Accumulated deficit.....................................................      (615,827)        (627,892)
     Cumulative translation adjustment ......................................          (910)            (619)
     Market valuation adjustment.............................................        (1,946)          (4,210)
     Unearned compensation...................................................        (4,151)              --
                                                                                ------------      ----------
         Total stockholders' equity..........................................       561,212          538,719
                                                                                -----------       ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................   $ 1,397,193       $1,395,066
                                                                                ===========       ==========

The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                 (in thousands)
                                   (unaudited)

                                                                              1997             1996
                                                                              ----             ----
Cash flows from operating activities:

Net income (loss) ....................................................    $    12,135      $   (39,433)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:

     Depreciation and amortization ...................................         38,760           50,232
     Provision for doubtful accounts .................................         59,825           51,352
     Provision for restructuring and other special charges............             --           46,000
     Deferred income tax provision....................................          6,089            7,016
     Other, net.......................................................          3,412             (651)
     Changes in operating assets and liabilities:

         Accounts receivable .........................................        (50,070)         (54,311)
         Accounts payable and accrued expenses .......................          7,814          (15,906)
         Restructuring, integration and other special charges ........         (8,031)         (17,290)
         Due from/to Corning Incorporated and affiliates .............          8,494            3,208
         Other assets and liabilities, net............................          2,056          (13,516)
                                                                            ---------      -----------
Net cash provided by operating activities.............................         80,484           16,701
                                                                            ---------      -----------
Cash flows from investing activities:

     Capital expenditures ............................................        (12,973)         (46,890)
     Proceeds from disposition of assets .............................          1,076            9,279
     Acquisition of business..........................................        (16,000)              --
     Decrease (increase) in investments ..............................          1,338           (7,582)
                                                                          -----------      -----------
Net cash used in investing activities ................................        (26,559)         (45,193)
                                                                          ------------     -----------
Cash flows from financing activities:

     Repayments under Working Capital Facility........................        (19,300)              --
     Proceeds from borrowings.........................................             --           64,619
     Repayment of long-term debt .....................................           (711)         (33,796)
     Dividends paid...................................................            (40)          (1,172)
                                                                          -----------      -----------
Net cash (used in) provided by financing activities ..................        (20,051)          29,651
                                                                          -----------      -----------
Net change in cash and cash equivalents ..............................         33,874            1,159
Cash and cash equivalents, beginning of year .........................         41,960           36,446
                                                                          -----------      -----------
Cash and cash equivalents, end of period..............................    $    75,834      $    37,605
                                                                          ===========      ===========

Cash paid during the period for:

     Interest.........................................................    $    21,760      $    43,152
     Income taxes.....................................................    $     4,389      $     5,652

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

     Basis of Presentation
     The interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. All such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit and are subject to year-end adjustments. Operating results for the interim periods are not necessarily indicative of the results that may by expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1996.

     Earnings Per Share
     Earnings per share are computed by dividing net income less dividends on the Company's Preferred Stock (approximately $30 per quarter) by the weighted average number of common shares outstanding during the period. Historical earnings per share for 1996 is not meaningful as the Company's capital structure in 1996 is not comparable to the capital structure subsequent to the Spin-Off Distribution.

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

2.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into several settlement agreements with various governmental and private payors during recent years relating primarily to industry-wide billing and marketing practices that had been substantially discontinued by early 1993. At present, a government investigation of certain practices by Nichols Institute substantially discontinued prior to its acquisition by the Company in 1994 is ongoing. As part of the Spin-Off Distribution, Corning has agreed to indemnify the Company against all settlements for any governmental claims relating to billing practices of the Company and its predecessors that were pending on December 31, 1996. Corning also agreed to indemnify the Company for 50% of the aggregate of all settlement payments made by the Company that are in excess of $42 million to private parties that relate to indemnified or previously settled governmental claims for services provided prior to January 1, 1997; however, the indemnification of private party claims will not exceed $25 million in the aggregate and will be paid to the Company net of anticipated tax benefits to be realized by the Company. Such indemnification does not cover any non-governmental claims settled after December 31, 2001. Coincident with the Spin-Off Distribution, the Company recorded a receivable from Corning of $22.4 million which is equal to management's best estimate of amounts to be received from Corning to satisfy the remaining indemnified governmental claims on an after-tax basis.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)

     At June 30, 1997, settlement reserves totaled $78.3 million, including $41.2 million in other long-term liabilities. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and, for non-indemnified claims, the Company's cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

3.  RESTRUCTURING RESERVES

     The Company has recorded charges for restructuring plans in previous years. Reserves relating to these programs totaled $10.9 million and $16.1 million at June 30, 1997 and December 31, 1996, respectively. Management believes that the costs of the restructuring plans will be financed through cash from operations and does not anticipate any significant impact on its liquidity as a result of the restructuring plans.

4.  SUMMARIZED FINANCIAL INFORMATION

     The Company's 10.75% senior subordinated notes due 2006 are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by substantially all of the Company's wholly-owned, domestic subsidiaries ("Subsidiary Guarantors"). Non-guarantor subsidiaries, individually and in the aggregate, are inconsequential to the Company. The following is summarized financial information of the Subsidiary Guarantors as of June 30, 1997 and December 31, 1996 and for the six months ended June 30, 1997 and 1996. Full financial statements of the Subsidiary Guarantors are not presented because management believes they are not material to investors.

                                              June 30, 1997    December 31, 1996
                                              -------------    -----------------

Current assets..............................    $236,901           $230,024
Noncurrent assets...........................     544,795            547,219

Current liabilities.........................      74,946             61,383
Noncurrent liabilities......................     281,325            290,980
Stockholder's equity........................     425,425            424,880

                                               For the six months ended June 30,
                                                  1997               1996
                                                  ----               ----
Net revenues................................    $437,935           $455,035
Cost of services............................     275,207            286,006
Net income (loss)...........................         545            (15,516)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
     Net income for the three and six months ended June 30, 1997 increased from the prior year primarily as a result of reduced interest and amortization expense and the impact of special charges in 1996. This was partially offset by reduced operating income primarily due to an increase in bad debt expense and the Company's increased selectiveness in retaining and pursuing new business, which during the first quarter of the year reduced volume faster than costs were reduced.

     Net Revenues

     Net revenues for the second quarter decreased by $23.0 million, or 5.4% from the prior year level, principally due to a 5.6% decline in clinical testing volume and the sale in 1996 of a majority share of the Company's imaging business, partially offset by an improvement in average prices of 2.1%. Net revenues for the first half of 1997 decreased by $36.3 million, or 4.4% from the prior year level, principally due to a 5.4% decline in clinical testing volume and the sale in 1996 of a majority share of the Company's imaging business, partially offset by an improvement in average prices of 1.8%. The volume decline for each period is primarily attributable to the Company's increased selectiveness in retaining and pursuing new business, in addition to mounting government regulations and intense competition for existing business.

     Costs and Expenses

     Total operating costs for the second quarter and first half of 1997 declined $19.1 million and $28.9 million, respectively, from the year earlier periods. For the second quarter and first half of 1997, $11.7 million and $12.6 million, respectively, of the declines were attributable to the sale of the majority share of the Company's imaging business. The Company's efforts to reduce its operating cost structure have had a favorable impact on costs as a percentage of net revenue. However, this benefit was offset by lower volume and higher bad debt expense. Excluding bad debt expense, operating costs were reduced in excess of the Company's revenue decline. Plans are currently being implemented which are expected to further adjust the Company's cost structure in the second half of the year.*

     Cost of services, which includes the costs of obtaining, transporting and testing specimens, decreased $26.7 million in the second quarter from the prior year, and as a percentage of net revenues decreased to 59.7% from 62.7% in the prior year. Cost of services in the first half of 1997 decreased $34.5 million from the prior year, and as a percentage of net revenues decreased to 60.6% from 62.2% in the prior year. These decreases reflect the Company's progress in reducing its cost structure and the sale of the majority share of the Company's imaging business. Selling, general and administrative expenses, which includes the costs of the sales force, billing operations, bad debt expense and general management and



-------------------
* This is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and is based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncertainties include heightened competition, impact of changes in payor mix, the impact upon the Company's expenses resulting from compliance with Medicare administrative policies, and reduction in tests ordered by existing customers. See Item 1. "Business--Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1996 Annual Report on Form 10-K.

administrative support, increased from the prior year by $7.6 million in the quarter and $5.6 million in the first half of 1997. This increase was principally due to bad debt expense which increased from 5.6% of net revenues to 7.7% of net revenues for the second quarter and from 6.2% of net revenues to 7.6% of net revenues for the first half of 1997. The Company continues to be impacted by Medicare medical necessity documentation requirements imposed during the past year. In the first half of 1997, additional medical necessity requirements were imposed by various state agencies and carriers, slowing the progress the Company had been making in certain of its billing operations. These requirements, when initially imposed or subsequently expanded, increase the backlog of unbilled requisitions and further complicate the billing process. The Company has successfully dealt with these requirements in a number of its billing sites where they were imposed earlier and is leveraging the processes and experiences from those locations in addressing the impact of additional requirements across its billing operations.

     Net interest expense decreased from the prior year by $9.4 million and $18.9 for the second quarter and first half of 1997, respectively, primarily due to reduced debt levels as a result of Corning forgiving in excess of $700 million of intercompany debt in connection with the Spin-Off Distribution.

     Amortization of intangible assets decreased from the prior year by $4.7 million and $9.4 million for the second quarter and first half of 1997, respectively, principally due to the write-down of intangible assets coincident with the Spin-Off Distribution, as well as certain other intangible assets having become fully amortized.

     In the second quarter of 1996, the Company recorded a special charge of $46.0 million to establish additional reserves for potential amounts which could be required to satisfy the government's claims related to investigations ongoing at the time.

     The change in other, net for the second quarter compared with the prior year is primarily the result of the prior year including a gain on the sale of an investment, and the current year including a charge related to the integration of a small, strategic acquisition completed during the quarter. In addition to the above, affecting the comparison of the first half of 1997 to the prior year is the favorable settlement of a contractual obligation recorded in the first quarter of 1996.

     The Company's effective tax rate is significantly impacted by goodwill amortization, a majority of which is not deductible for tax purposes, and has the effect of increasing the overall tax rate or reducing the tax benefit rate. The change in the effective tax rate is due principally to a reduction in non-deductible amortization expense associated with the write down of intangible assets coincident with the Spin-Off Distribution.

Liquidity and Capital Resources

     Cash increased by $33.9 million over the year end balance, to $75.8 million at June 30, 1997, due to operating activities which provided cash of $80.5 million, partially offset by investing and financing activities which used cash of $46.6 million. Net cash provided by operating activities for the period improved by $63.8 million compared to the same period in the prior year. The improvement is primarily the result of changes in accounts payable and accrued expense levels, improvements in the billing operations, and a reduction in restructuring spending. Improvements in the billing operations have led to an improvement in the number of days sales outstanding. The number of days sales outstanding, a measure of billing and collection efficiency, was 65 days at June 30, 1997 compared to 70 days at year end and 68 days a year earlier.

     The decrease in net cash used in investing activities is primarily the result of reduced capital spending compared to the prior year partially offset by a small, strategic acquisition in the second quarter of 1997. Capital spending for the first half of 1997 was $13.0 million compared to $46.9 million for the comparable prior year period. The Company estimates that it will invest approximately $40 million to $45 million during 1997 for capital expenditures, principally related to equipment and facility upgrades and investments in information technology. *

     During the first quarter the Company paid down the entire balance of $19.3 million on its revolving working capital credit facility. Other than for the reduction for outstanding letters of credit, which currently approximate $7.5 million, all of the revolving working capital credit facility is currently available for borrowing.

     Adjusted EBITDA

     Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization and non-recurring charges. Adjusted EBITDA for the three months ended June 30, 1997 was $46.1 million, or 11.5% of net revenues, compared to $53.6 million, or 12.6% of net revenues, in the prior year period. Adjusted EBITDA for the six months ended June 30, 1997 was $84.7 million, or 10.7% of net revenues, compared to $97.1 million, or 11.8% of net revenues, in the prior year period. These declines were principally due to an increase in bad debt expense and the Company's increased selectiveness in retaining and pursuing new business, which during the first quarter of the year reduced volume faster than costs were reduced.


-------------------
* This is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and is based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncertainties include computer or other system failures, development of technologies that substantially alter the practice of medicine, and the impact upon the Company's expenses resulting from compliance with Medicare administrative policies. See Item 1. "Business--Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1996 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     In March, 1997, the Company, together with SmithKline Beecham Clinical Laboratories Inc. and Laboratory Corporation of America Holdings, was served with a complaint in a purported class action brought in the Northern District of Alabama. The complaint asserts claims under the federal civil RICO statute relating to private reimbursement of billings by Damon Corporation that are similar to those that were the subject of the plea agreement and civil settlement and release that was signed in October 1996 between the Department of Justice and Damon Clinical Laboratories, a subsidiary of the Company. The ultimate outcome of the claim cannot be presently predicted. Corning Incorporated has agreed to indemnify the Company with respect to governmental claims pending at December 31, 1996 and (to the extent that such claims exceed $42 million) 50% of the aggregate of all judgments or settlement payments in respect of private claims, such as the class action, that are settled prior to January 1, 2001 and that relate to previously settled governmental claims (subject to a maximum indemnification of $25 million in the aggregate as to private claims and after taking into account any tax benefits realized by the Company). At June 30, 1997, the Company had an aggregate reserve of $78.3 million with respect to all governmental and private claims that are either presently pending or anticipated as a consequence of settlements and self-reported matters described in the Company's 1996 Annual Report on Form 10-K. The Company believes that these reserves are adequate. See Item 1. "Business--Government Investigations and Related Claims" contained in the Company's Annual Report on Form 10-K.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         Exhibit Number  Description
         --------------  -----------
         27              Financial Data Schedule

     (b) Reports on Form 8-K:

         None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 8, 1997

Quest Diagnostics Incorporated

By      /s/ Kenneth W. Freeman              Chairman of the Board,
        ----------------------              Chief Executive Officer
        Kenneth W. Freeman                  and President

By      /s/ Robert A. Carothers             Vice President and
        -----------------------             Chief Financial Officer
        Robert A. Carothers