Form 10-Q
period 1997-09-30
QUEST DIAGNOSTICS INC
filed 1997-11-12
CIK 1022079

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1997
                       Commission file number 1-12215

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

As of October 31, 1997, there were outstanding 29,891,893 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Index to consolidated financial statements filed as part of this report:

                                                                  Page

     Consolidated Statements of Operations for the
     Three and Nine Months Ended September 30, 1997 and 1996       2

     Consolidated Balance Sheets as of
     September 30, 1997 and December 31, 1996                      3

     Consolidated Statements of Cash Flows for the
     Nine Months Ended September 30, 1997 and 1996                 4

     Notes to Consolidated Financial Statements                    5

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                      (in thousands, except per share data)
                                   (unaudited)

                                         Three Months Ended                Nine Months Ended
                                   Sept 30, 1997   Sept 30, 1996     Sept 30, 1997   Sept 30, 1996
                                   -------------   -------------     -------------   -------------
Net revenues ....................   $373,633        $ 405,352          $1,163,259      $1,231,290

Costs and expenses:
   Cost of services..............    229,164          255,390             708,071         768,809
   Selling, general and
    administrative ..............    119,691          125,190             371,518         371,439
   Interest expense, net ........     10,385           19,866              31,497          59,887
   Amortization of intangible
    assets.......................      6,082           10,328              18,104          31,772
   Provision for restructuring and
     other special charges.......         --          155,730                  --         201,730
   Other, net ...................      2,045            1,837               2,942            (198)
                                    --------        ---------          ----------      ----------
     Total ......................    367,367          568,341           1,132,132       1,433,439
                                    --------        ---------          ----------      ----------
Income (loss) before taxes ......      6,266         (162,989)             31,127        (202,149)
Income tax expense (benefit) ....      3,273          (43,553)             15,999         (43,280)
                                    --------        ---------          ----------      ----------
Net income (loss) ...............   $  2,993        $(119,436)         $   15,128      $ (158,869)
                                    ========        =========          ==========      ==========

Net income per common share......   $   0.10                           $     0.52
Weighted average common shares
   outstanding ..................     29,293                               29,090


The accompanying notes are an integral part of these statements.

                    QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                      (in thousands, except per share data)

                                                              September 30,  December 31,
                                                                  1997          1996
                                                                  ----          ----
                                                               (unaudited)
ASSETS
------
Current Assets:
   Cash and cash equivalents ..............................    $  124,509   $   41,960
   Accounts receivable, net of allowance of $96,596 and
      $115,018 at September 30, 1997 and
       December 31, 1996, respectively.....................       271,116      297,743
   Inventories ............................................        29,235       28,524
   Deferred taxes on income ...............................        91,597       98,162
   Due from Corning Incorporated...........................        22,139       30,894
   Prepaid expenses and other assets ......................        14,839       13,682
                                                               ----------   ----------
      Total current assets ................................       553,435      510,965
Property, plant and equipment, net ........................       267,912      287,749
Intangible assets, net ....................................       535,497      546,457
Other assets...............................................        64,898       49,895
                                                               ----------   ----------
TOTAL ASSETS...............................................    $1,421,742   $1,395,066
                                                               ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
   Accounts payable and accrued expenses...................      $232,991     $206,701
   Short-term borrowings...................................        24,408       20,785
   Income taxes payable ...................................        21,560       21,946
                                                               ----------    ---------
      Total current liabilities............................       278,959      249,432
Long-term debt.............................................       490,965      515,008
Other liabilities..........................................        85,196       91,907
                                                               ----------    ---------
      Total liabilities....................................       855,120      856,347
                                                               ----------    ----------
Commitments and Contingencies
Stockholders' Equity:
   Preferred stock.........................................         1,000        1,000
   Common stock, par value $0.01 per share; 100,000 shares
    authorized; 29,796 and 28,822 shares issued at
    September 30, 1997 and December 31, 1996, respectively.           298          288
   Additional paid-in capital..............................     1,185,677    1,170,152
   Accumulated deficit.....................................      (612,863)    (627,892)
   Cumulative translation adjustment ......................          (984)        (619)
   Market valuation adjustment.............................        (1,445)      (4,210)
   Unearned compensation...................................        (5,061)          --
                                                               ----------   ----------
      Total stockholders' equity...........................       566,622      538,719
                                                               ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ................    $1,421,742   $1,395,066
                                                               ==========   ==========

The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (in thousands)
                                   (unaudited)

                                                            1997        1996
                                                         ---------    ---------
Cash flows from operating activities:
Net income (loss) ...................................... $  15,128    $(158,869)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
   Depreciation and amortization .......................    57,809       75,232
   Provision for doubtful accounts .....................    86,227       81,891
   Provision for restructuring and other special charges        --      201,730
   Deferred income tax provision .......................     8,861      (31,612)
   Other, net ..........................................     4,375         (753)
   Changes in operating assets and liabilities:
      Accounts receivable ..............................   (64,616)     (87,339)
      Accounts payable and accrued expenses ............    35,813        3,355
      Restructuring, integration and other special
      charges ..........................................   (11,819)     (19,863)
      Due from/to Corning Incorporated and affiliates ..     8,755        5,320
      Other assets and liabilities, net ................    (2,616)     (27,155)
                                                         ---------    ---------
Net cash provided by operating activities ..............   137,917       41,937
                                                         ---------    ---------
Cash flows from investing activities:
   Capital expenditures ................................   (21,579)     (58,802)
   Proceeds from disposition of assets .................     1,103       13,285
   Acquisition of business .............................   (16,000)          --
   Decrease (increase) in investments ..................     1,338       (7,580)
                                                         ---------    ---------
Net cash used in investing activities ..................   (35,138)     (53,097)
                                                         ---------    ---------
Cash flows from financing activities:
   Repayments under Working Capital Facility ...........   (19,300)          --
   Proceeds from borrowings ............................        --       59,090
   Repayment of long-term debt .........................      (861)     (34,885)
   Dividends paid ......................................       (69)      (1,172)
                                                         ---------    ---------
Net cash (used in) provided by financing activities ....   (20,230)      23,033
                                                         ---------    ---------
Net change in cash and cash equivalents ................    82,549       11,873
Cash and cash equivalents, beginning of year ...........    41,960       36,446
                                                         ---------    ---------
Cash and cash equivalents, end of period ............... $ 124,509    $  48,319
                                                         =========    =========

Cash paid during the period for:
   Interest ............................................ $  28,532    $  64,211
   Income taxes ........................................ $   5,647    $   8,089


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

   Basis of Presentation
   The interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. All such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit and are subject to year-end adjustments. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1996.

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

2.  COMMITMENTS AND CONTINGENCIES

   The Company has entered into several settlement agreements with various governmental and private payors during recent years relating primarily to industry-wide billing and marketing practices that had been substantially discontinued by early 1993. At present, a government investigation of certain practices by Nichols Institute, which were substantially discontinued prior to its acquisition by the Company in 1994, is ongoing. As part of the Spin-Off Distribution, Corning has agreed to indemnify the Company against all settlements for any governmental claims relating to billing practices of the Company and its predecessors that were pending on December 31, 1996. Corning also agreed to indemnify the Company for 50% of the aggregate of all settlement payments made by the Company that are in excess of $42 million to private parties that relate to indemnified or previously settled governmental claims for services provided prior to January 1, 1997; however, the indemnification of private party claims will not exceed $25 million in the aggregate and will be paid to the Company net of anticipated tax benefits to be realized by the Company. Such indemnification does not cover any non-governmental claims settled after December 31, 2001. Coincident with the Spin-Off Distribution, the Company recorded a receivable from Corning of $22.4 million which is equal to management's best estimate of amounts to be received from Corning to satisfy the remaining indemnified governmental claims on an after-tax basis. At September 30, 1997, the receivable from Corning was $22.1 million.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)


   At September 30, 1997, settlement reserves totaled $77.9 million, including $41.2 million in other long-term liabilities. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and, for non-indemnified claims, the Company's cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

3.  RESTRUCTURING RESERVES

   The Company has recorded charges for restructuring plans in previous years. Reserves relating to these programs totaled $8.7 million and $16.1 million at September 30, 1997 and December 31, 1996, respectively. Management believes that the costs of the restructuring plans will be financed through cash from operations and does not anticipate any significant impact on its liquidity as a result of the restructuring plans.

4.  SUMMARIZED FINANCIAL INFORMATION

   The Company's 10.75% senior subordinated notes due 2006 are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by substantially all of the Company's wholly-owned, domestic subsidiaries ("Subsidiary Guarantors"). Non-guarantor subsidiaries, individually and in the aggregate, are inconsequential to the Company. The following is summarized financial information of the Subsidiary Guarantors as of September 30, 1997 and December 31, 1996 and for the nine months ended September 30, 1997 and 1996. Full financial statements of the Subsidiary Guarantors are not presented because management believes they are not material to investors.


                                        September 30, 1997  December 31, 1996
                                        ------------------  -----------------

Current assets........................      $243,647            $230,024
Noncurrent assets.....................       538,165             547,219

Current liabilities...................        90,414              61,383
Noncurrent liabilities................       267,233             290,980
Stockholder's equity..................       424,165             424,880

                                        For the nine months ended September 30,
                                        ---------------------------------------

                                             1997                1996
                                             ----                ----
Net revenues..........................    $645,364            $677,489
Cost of services......................     405,330             427,583
Net loss..............................        (715)            (20,564)

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)


5.  STOCKHOLDERS' EQUITY

   Unearned Compensation
   Under the Company's Employees Equity Participation Program, approximately 400 thousand shares of restricted stock were granted in 1997, primarily to executive employees. These shares are contingent on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the prescribed period. The market value of the shares awarded under the plan is recorded as unearned compensation. The unearned amounts are amortized to compensation expense as earned and are subject to adjustment based upon changes in earnings estimates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

   Net income for the three and nine months ended September 30, 1997 increased from the prior year primarily as a result of reduced interest and amortization expense and the impact of special charges in 1996. Partially offsetting these factors was lower volume resulting from changes in physician ordering patterns, intensified competition, and the Company's increased selectiveness in retaining and pursuing new business.

   Net Revenues

   Net revenues for the three and nine months ended September 30, 1997 decreased by $31.7 million and $68.0 million, respectively, from the prior year levels. For the three and nine months, the decrease was principally due to declines in clinical testing volume of 9.8% and 5.5%, respectively, and the sale in 1996 of a majority share of the Company's imaging business, partially offset by an improvement in average prices of 3.1% and 2.2%, respectively. The volume decline for each period is primarily attributable to changes in physician ordering patterns resulting from government regulations requiring documentation of the medical necessity of testing, intense competition for existing business, the July 1997 contribution of the Company's Arizona operations to a joint venture and the Company's increased selectiveness in retaining and pursuing new business.

   Costs and Expenses

   Total operating costs for the three and nine months declined $31.7 million and $60.7 million, respectively, from the year earlier periods. A portion of these declines, $10.9 million for the quarter and $23.5 million year to date, was attributable to the July 1997 contribution of the Company's Arizona operations to a joint venture and the sale of the majority share of the Company's imaging business. The Company's efforts to reduce its operating cost structure have had a favorable impact on costs as a percentage of net revenue. However, this benefit was principally offset by lower volume. Bad debt expense, which exceeded the prior year level on a year to date basis, was below the prior year during the third quarter, reflecting progress in the Company's efforts to improve the efficiency and effectiveness of its billing operations. During the third quarter, the Company achieved operating cost reductions equal to its revenue decline. Plans are currently being implemented which are expected to further reduce the Company's cost structure.*

   Cost of services, which includes the costs of obtaining, transporting and testing specimens, decreased $26.2 million in the third quarter from the prior year, and as a percentage of net revenues decreased to 61.3% from 63.0% in the prior year. Cost of services in the first nine months of 1997 decreased $60.7 million from the prior year, and as a percentage of net revenues decreased to 60.9% from 62.4% in the prior year. These decreases reflect the Company's progress in reducing its cost structure, the sale of the

----------
* This is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and is based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncertainties include computer or other system failures, development of technologies that substantially alter the practice of medicine, and the impact upon the Company's expenses resulting from compliance with Medicare administrative policies. See Item 1. "Business--Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1996 Annual Report on Form 10-K.

majority share of the Company's imaging business, and the contribution of the Company's Arizona operations to a joint venture. Selling, general and administrative expenses, which includes the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased $5.5 million in the third quarter from the prior year. The decrease was principally due to bad debt expense which decreased from 7.5% of net revenues to 7.1% of net revenues for the third quarter. For the first nine months, bad debt expense was above the prior year level, but was offset by progress the Company has made in aligning its cost structure with business conditions, resulting in selling, general and administrative expenses which approximated the prior year level. While beginning to make progress, the Company continues to be impacted by Medicare medical necessity documentation requirements imposed during the past year. During the first nine months of 1997, additional medical necessity requirements were imposed by various state agencies and private carriers. These requirements, when initially imposed or subsequently expanded, increase the backlog of unbilled requisitions and further complicate the billing process. The Company has successfully dealt with these requirements in a number of its billing sites where they were imposed earlier and is leveraging the processes and experiences from those locations in addressing the impact of additional requirements across its billing operations.

   Net interest expense decreased from the prior year by $9.5 million and $28.4 for the third quarter and year to date periods, respectively, primarily due to reduced debt levels as a result of Corning forgiving in excess of $700 million of intercompany debt in connection with the Spin-Off Distribution.

   Amortization of intangible assets decreased from the prior year by $4.2 million and $13.7 million for the third quarter and year to date periods, respectively, principally due to the write-down of intangible assets coincident with the Spin-Off Distribution, as well as certain other intangible assets having become fully amortized.

   In the second quarter of 1996, the Company recorded a special charge of $46.0 million to establish additional reserves equal to management's estimate, at that time, of the low end of potential amounts which could be required to satisfy the government's claims related to investigations ongoing at the time. During the third quarter of 1996 the Company recorded a $142.0 million charge to establish additional reserves to provide for the Damon settlement and to increase reserve balances to management's best estimate of amounts necessary to satisfy remaining claims. In addition, in the third quarter of 1996 the Company recorded a charge of $13.7 million to write off capitalized software as a result of its decision to abandon the billing system which had been intended as its company-wide billing platform.

   The year to date change in other, net compared with the prior year is primarily the result of the prior year including a gain on the sale of an investment and the favorable settlement of a contractual obligation, and the current year including charges related to the integration of a small, strategic acquisition completed during the second quarter as well as the formation of the Arizona joint venture in the third quarter.

   The Company's effective tax rate is significantly impacted by goodwill amortization, a majority of which is not deductible for tax purposes, and has the effect of increasing the overall tax rate or reducing the tax benefit rate. The change in the effective tax rate is due principally to a reduction in non-deductible amortization expense associated with the write-down of intangible assets coincident with the Spin-Off Distribution.

Liquidity and Capital Resources

   Cash increased by $82.5 million over the year end balance, to $124.5 million at September 30, 1997, due to operating activities which provided cash of $137.9 million, partially offset by investing and financing activities which used cash of $55.4 million. Net cash provided by operating activities for the period improved by $96.0 million compared to the same period in the prior year. The improvement is primarily the result of changes in accounts payable and accrued expense levels, changes in deferred tax levels, improvements in billing operations, and a reduction in restructuring spending. Improvements in the billing operations have led to an improvement in the number of days sales outstanding. The number of days sales outstanding, a measure of billing and collection efficiency, was 67 days at September 30, 1997 compared to 70 days at year end and 72 days a year earlier.

   The decrease in net cash used in investing activities is primarily the result of reduced capital spending partially offset by a small, strategic acquisition in the second quarter of 1997. Capital spending for the first nine months of 1997 was $21.6 million compared to $58.8 million for the comparable prior year period. The Company estimates that it will invest approximately $35 million to $40 million during 1997 for capital expenditures, principally related to equipment and facility upgrades and investments in information technology.*

   During the first quarter the Company paid down the entire balance of $19.3 million on its revolving working capital credit facility. Other than for the reduction for outstanding letters of credit, which currently approximate $6.7 million, all of the revolving working capital credit facility is currently available for borrowing.

   Adjusted EBITDA

   Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization and non-recurring charges. Adjusted EBITDA for the three months ended September 30, 1997 was $35.7 million, or 9.6% of net revenues, compared to $37.6 million, or 9.3% of net revenues, in the prior year period. Adjusted EBITDA for the nine months ended September 30, 1997 was $120.4 million, or 10.4% of net revenues, compared to $134.7 million, or 10.9% of net revenues, in the prior year period. Adjusted EBITDA increased as a percentage of net revenues from the prior year for the three months ended September 30, 1997, reflecting the Company's continued progress in reducing its cost structure. However, this improvement was offset by lower volume as a result of changes in physician ordering patterns, intensified competition, and the Company's increased selectiveness in retaining and pursuing new business.

----------
* This is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and is based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncertainties include computer or other system failures, development of technologies that substantially alter the practice of medicine, and the impact upon the Company's expenses resulting from compliance with Medicare administrative policies. See Item 1. "Business--Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1996 Annual Report on Form 10-K.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

   At September 30, 1997, the Company had an aggregate reserve of $77.9 million with respect to all governmental and private claims that are either presently pending or anticipated as a consequence of settlements and self-reported matters described in the Company's 1996 Annual Report on Form 10-K. The Company believes that these reserves are adequate. See Item 1. "Business--Government Investigations and Related Claims" contained in the Company's Annual Report on Form 10-K and see Part II, Item 1. of the Company's Form 10-Q for the quarterly period ended June 30, 1997.

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

November 11, 1997

Quest Diagnostics Incorporated

By /s/ Kenneth W. Freeman     Chairman of the Board,
-------------------------     Chief Executive Officer
       Kenneth W. Freeman     and President


By /s/ Robert A. Carothers    Vice President and
--------------------------    Chief Financial Officer
       Robert A. Carothers