Form 10-K
period 1997-12-31
QUEST DIAGNOSTICS INC
filed 1998-03-20
CIK 1022079

Securities and Exchange Commission Washington, DC 20549
----------------------------
FORM 10-K



                                                                   ANNUAL REPORT



          Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                                     For the Fiscal Year ended December 31, 1997
                                                  Commission file number 1-12215


QUEST DIAGNOSTICS INCORPORATED


One Malcolm Avenue. Teterboro, New Jersey 07608
201.393.5000




--------------------------------------------------------------------------------
Delaware                                                              16-1387862
(State of Incorporation)                 (I.R.S. Employer Identification Number)




Securities registered pursuant to Section 12(b) of the Act:


Title of Each Class                    Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
Common Stock
with attached Preferred Share Purchase Right             New York Stock Exchange
--------------------------------------------------------------------------------
10.75% Senior Subordinated Notes due
2006                                                     New York Stock Exchange
--------------------------------------------------------------------------------
Securities registered pursuant to
Section 12(g) of the Act:                                                   None
--------------------------------------------------------------------------------
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. _X_ Yes     ___ No
--------------------------------------------------------------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

As of February 24, 1998, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $464 million, based on the closing price on such date of the Company's Common Stock on the New York Stock Exchange.

As of February 24, 1998, there were outstanding 30,130,081 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference


                                 Part of Form 10-K
Document                         into which incorporated
------------------------------   ------------------------
Portions of the Registrant's
Proxy Statement to be filed by
April 30, 1998 ...............           Part III

Such Proxy Statement, except for portions thereof which have been specifically incorporated by reference, shall not be deemed "filed" as part of this report on Form 10-K.

                                                     [LOGO OF QUEST DIAGNOSTICS]

PART I


Item 1. Business

--------------------------------------------------------------------------------
Overview


Quest Diagnostics Incorporated, a Delaware corporation formerly known as Corning Clinical Laboratories Inc., is one of the largest clinical laboratory testing companies in the United States. Quest Diagnostics Incorporated and its subsidiaries are collectively referred to as "Quest Diagnostics" or the "Company." The Company offers a broad range of routine and esoteric testing services used by the medical profession in the diagnosis, monitoring and treatment of disease and other medical conditions. The Company currently processes approximately 54 million requisitions for testing each year.

The Company is the successor by merger to MetPath Inc. ("MetPath"), a New York corporation organized in 1967. Corning Incorporated ("Corning") acquired MetPath in 1982 and in 1992 merged MetPath into the Company, which had been organized in 1990 as a holding company. On December 31, 1996, Corning distributed all of the outstanding shares of common stock of the Company to the stockholders of Corning, with one share of the Company's common stock being distributed for each eight shares of common stock of Corning outstanding on December 31, 1996. This distribution was followed immediately by the distribution to the stockholders of the Company of all of the outstanding common stock of Covance Inc. ("Covance") (a contract research organization previously known as Corning Pharmaceutical Services Inc. that was previously a subsidiary of the Company), with one share of Covance's common stock being distributed for each four shares of common stock of Corning outstanding on December 31, 1996. These two distributions are collectively referred to as the "Spin-Off Distribution."

Since its founding in 1967, the Company's clinical laboratory testing business has grown into a network of 15 regional laboratories across the United States and an esoteric testing laboratory and research and development facility (Nichols Institute) located in San Juan Capistrano, California. In addition, the Company has several smaller branch laboratories, including one located in Mexico City, Mexico; approximately 150 stat laboratories; and approximately 800 patient service centers located throughout the United States. A substantial portion of this growth has resulted from acquisitions. During the fourth quarter of 1997, the Company decided to downsize several of its laboratories and transfer testing currently performed at these laboratories to other laboratories of the Company. These consolidation activities are expected to be complete by the end of 1998. See "Acquisitions and Consolidations."

The principal executive offices of the Company are located at One Malcolm Avenue, Teterboro, New Jersey 07608, telephone number: (201) 393-5000.


--------------------------------------------------------------------------------
Business Strategy

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

o Highest Quality Provider. The Company strives to achieve superior customer satisfaction by being viewed as the highest quality provider of accurate and timely test results and related services. Customer perceptions are measured by means of extensive quarterly satisfaction surveys. A comprehensive Total Quality Management System operates within each regional laboratory and is led by the business unit leader. All Company employees attend quality awareness training where they are taught quality principles. Programs aimed at ensuring quality control and quality assurance are augmented by efforts to identify and eliminate errors. Error rates are generally reported in parts per million with aggressive goals set and progress monitored. Results are improved primarily through the use of process improvement techniques, training and the implementation of identified best practices. The Company believes that these initiatives will allow the Company to improve the overall quality of its clinical testing services while at the same time lowering costs. Historically, the Company's experience verifies this relationship between quality and costs. All of the Company's laboratories are accredited by the College of American Pathologists.

o Lowest Cost Provider. Currently, approximately 39% of the Company's net revenues are from laboratories that the Company believes are among the lowest-cost providers in their respective markets. Management believes that these laboratories are among the lowest-cost providers in their respective markets based on

                                  Quest Diagnostics Incorporated: 1997 Form 10-K
   its knowledge of such markets and information obtained in acquiring other laboratories. Currently, the Company's average cost per requisition varies significantly among its regional laboratories. In many cases, these variations do not relate to testing volumes or mixes, space costs, service requirements or regional labor cost differences. To reduce costs, the Company has begun to replicate the best practices from each region throughout its national network. Standardization of processes, equipment and supplies, as well as leveraging of the Company's purchasing power, are part of this strategy. The Company estimates that it reduced clinical operating costs by approximately $60 million during 1997 principally due to these efforts (approximately 25% of such $60 million reduction was due to reduced volume). The Company expects to achieve significant additional cost savings during 1998 and 1999 as these programs are fully implemented.* Despite these efforts, the average cost per requisition increased during 1997 due to the impact of fixed costs on a lower number of requisitions. However, during 1998 the Company expects that these programs, together with consolidations of several of the Company's facilities, will result in cost reductions that exceed the revenue losses associated with any reduced volume.*

Preferred Partner with Large Buyers. The Company seeks to be the preferred provider of laboratory testing services to existing and new health care networks on a selective basis determined by market position and fit between the Company and the prospective partners. The Company believes that it will become the preferred partner to these networks as (1) large networks typically prefer to utilize large independent clinical laboratories that can service them on a national or regional basis and (2) the Company continues to pursue its primary strategy of becoming the highest quality, lowest cost provider. To achieve this, the Company employs a national and regional process to identify prospective customers and to efficiently allocate resources to support these efforts. The Company also pursues innovative alliances and seeks to assist its partners in achieving their business objectives.

o Account Profitability. The Company is refocusing its sales efforts on pursuing and keeping only those accounts that generate an acceptable profit. The Company is engaging in an active account management process with current customers, including those who are providers for managed care organizations, to evaluate their profitability and, where appropriate, to take action by increasing pricing, changing the service levels or deselecting accounts that cannot be serviced profitably. During 1997, the Company provided clear pricing and service offering guidelines to its sales force and is working to change the compensation structure of its sales staff so that compensation is tied more closely to the profitability of (rather than revenues from) its accounts. The first phase of the account management process, which was targeted at the Company's smallest accounts, was completed during 1997. The Company expects to implement the balance of the program, which is targeted at the Company's entire base of larger accounts, by the end of 1998. Management expects to achieve significant benefits from these programs within the next two years, the majority of which are expected to be achieved by the end of 1998.**

o Regional Profitability. The Company presently believes that it has the leading market share among independent clinical laboratories in most routine testing markets of the northeast, mid-Atlantic and midwest regions. Approximately two-thirds of the Company's revenues and almost all of its earnings before net interest, taxes, depreciation and amortization ("EBITDA") are generated from these markets. In most of these regions, the Company believes that it also is among the lowest cost providers. During the last several years, the Company has incurred operating losses in six regional laboratories located principally in the south and southwest. During 1997 the Company took several steps to eliminate excess capacity in four of these regional laboratories. See "Acquisitions and Consolidations." The Company may also make selected local acquisitions where appropriate.


Leading Innovator. The Company intends to remain a leading innovator in the clinical laboratory industry by continuing to develop and introduce new tests, technology and services. Through its relationship with the academic community and pharmaceutical and biotech-


--------------------------------------------------------------------------------
* These are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and are based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncertainties include the impact upon the Company's revenues and expenses resulting from compliance with Medicare administrative policies; failure to retain existing customers including by reason of consolidation of certain laboratories; computer or other system failures; and development of technologies that substantially alter the practice of medicine. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (c), (d), (f), (g), (j) and (l).

** This is a forward looking statement within the meaning of Section 27A of Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and is based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncertainties include heightened competition; changes in payor mix; failure to retain existing customers including by reason of consolidation of certain laboratories; and computer or other system failures. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (a), (b), (c), (d),
(f) and (g).

                                 Quest Diagnostics Incorporated : 1997 Form 10-K
nology firms and its own internal research and development, the Company believes it is one of the leaders in transferring innovation from academic biotechnology laboratories to the market. For example, the Company has been informed by its licensors that it is currently the only national independent clinical laboratory that is using molecular signal amplification (branched
DNA), polymerase chain reaction (PCR) and nucleic acid sequence-based amplification (NASBA[TM]) technologies for HIV testing. These technologies permit the detection of lower levels of HIV than can be achieved using other technologies, which in turn permits health care providers to better tailor drug therapies for HIV-infected patients. The Company's esoteric laboratory located at San Juan Capistrano is one of the leading esoteric testing laboratories in the world. This esoteric laboratory serves hospitals throughout the country and counts among its largest customers other independent clinical laboratory companies. The Company hopes to leverage its existing relationships with hospitals into increased routine testing for hospitals, which continue to perform over half of the clinical laboratory testing in the United States.

--------------------------------------------------------------------------------
The Clinical Laboratory Testing Industry


Clinical testing is a critical component in the delivery of quality health care service to patients. Currently, clinical laboratory testing is one of the first steps in determining how a significant portion of all health care dollars are spent. Laboratory tests and procedures are used generally by physicians and other health care providers to assist in the diagnosis, evaluation, detection, monitoring and treatment of diseases and other medical conditions through the measurement and analysis of chemical and cellular components in blood, tissues and other specimens. Clinical laboratory testing is generally categorized as either clinical testing, which is performed on body fluids such as blood and urine, or anatomical pathology testing, which is performed on tissue and other samples, including human cells. Clinical and anatomical pathology procedures are frequently ordered as part of regular physician office visits and hospital admissions. Most clinical laboratory tests ordered by health care providers are considered "routine" and can be performed by most independent clinical laboratories, while "esoteric" tests (which generally require more sophisticated equipment, materials and personnel) are generally referred to laboratories, such as the Company's facility in San Juan Capistrano, that specialize in such tests.

The Company believes that the entire United States clinical laboratory industry has revenues of approximately $30 billion. The clinical laboratory industry consists primarily of three types of providers: hospital-affiliated laboratories, independent clinical laboratories, such as those owned by the Company, and physician-office laboratories. The Company believes that over half of the clinical testing in the United States is performed by hospital-affiliated laboratories, approximately one-third is performed by independent clinical laboratories and the balance is performed by physicians in their offices and laboratories.

During 1997, the Company's base clinical testing volume, measured by the number of test requisitions, declined 7% from 1996. The decline is due largely to three factors: changes in government and private payor reimbursement policies intended to reduce costs which have altered physician ordering patterns for testing; intensified competition, including from hospital outreach laboratories in several regions; and the Company's strategy of refusing to accept business that does not meet minimum profitability objectives. The Company believes that during 1998 clinical testing volume will continue to be negatively impacted by these factors as well as by the Company's consolidation of several laboratories during 1998. See "Regulation and Reimbursement-Regulation of Reimbursement for Clinical Laboratory Services" and "Acquisitions and Consolidations."

On a long term basis, the Company believes that a number of factors are likely to positively influence the volume of clinical laboratory testing performed in the United States in the future, including (1) the general aging of the population in the United States; (2) an expanded base of scientific knowledge which has led to the development of more sophisticated and specialized tests;
(3) an increase in the awareness of physicians as well as patients of the value of clinical laboratory testing as a cost-effective means of early detection of disease and monitoring of treatment; (4) an increase in the number and types of tests which are, due to advances in technology and increased cost efficiencies, readily available on a more affordable basis to physicians; (5) expanded substance-abuse testing by corporations and governmental agencies; and (6) increased testing for sexually transmitted diseases such as AIDS.

The Company believes that the clinical laboratory industry will continue to be subject to pricing pressures as a result of (1) continued growth of the managed care sector; (2) a shift toward capitated payment contracts within the managed care sector; and (3) decreases in Medicare reimbursement rates. In addition, increased regulatory requirements in the billing of tests to Medicare are expected to result in reimbursement reductions and decreased testing volume to clinical laboratory testing companies in the United States, although in many cases patients are willing to pay for screening tests that are not paid for by Medicare. Notwithstanding these factors, as a result of increased focus on profitability of accounts (See "Busi-

Quest Diagnostics Incorporated : 1997 Form 10-K ness Strategy") the Company's prices for clinical laboratory tests rose 3% during 1997 from 1996 levels, representing the first average price increases since 1992.


--------------------------------------------------------------------------------
Services

The Company's laboratory business is comprised of routine testing, which the Company's management estimates currently generates approximately 89% of the Company's net laboratory revenues; and esoteric testing, which is performed at the esoteric testing facility in San Juan Capistrano, which generates approximately 9% of the Company's net laboratory revenues. The balance of the Company's net revenues is derived from the manufacture and sale of clinical laboratory test kits and from its clinical trials and informatics businesses.

Routine Testing Services and Operations. Routine tests, which are performed at the Company's regional laboratories, include procedures in the areas of blood chemistry, hematology, urine chemistry, virology, tissue pathology and cytology. Commonly ordered individual tests include red and white blood cell counts, Pap smears, blood cholesterol level tests, HIV-related tests, urinalyses, pregnancy tests, and alcohol and other substance-abuse tests. Routine test groups include tests to determine the function of the kidney, heart, liver and thyroid, as well as other organs, and several health screens that measure various important bodily health parameters.

The Company provides services through 15 regional laboratories located in major metropolitan areas throughout the United States, as well as several branch laboratories, approximately 150 stat laboratories and approximately 800 patient service centers. The Company also operates a branch laboratory in Mexico. Regional laboratories offer a full line of routine clinical testing procedures. "Stat" laboratories are local laboratory facilities where the Company can quickly perform and report results of certain routine tests for customers that require such emergency testing services. "Branch laboratories" have a test menu that is smaller than that of regional laboratories but larger than that of stat laboratories. A "patient service center" is a facility maintained by the Company, typically in or near a medical professional building, to which patients can be referred by physicians for specimen collection. The Company is in the process of consolidating certain of its branch and regional laboratories. See "Acquisitions and Consolidations."

The Company operates 24 hours a day, 365 days a year, utilizing a fully integrated collection and processing system. The Company generally performs and reports most routine procedures within 24 hours, employing a variety of sophisticated and computerized laboratory testing instruments. On an average week day, the Company processes approximately 200,000 requisitions. The Company provides daily pickup of specimens from most customers principally through an in-house courier system. The specimens are sent to one of the Company's laboratories (generally a regional or branch laboratory) where one or more tests are performed.

Each patient specimen is generally accompanied by a test requisition form, which is completed by a physician, that indicates the tests to be performed and provides the necessary billing information. Each specimen and related requisition form is checked for completeness and then given a unique bar-coded identification number. The unique identification number assigned to each specimen helps to assure that the results are attributed to the correct patient. The requisition form is sent to specimen processing and billing departments where a file is established for each patient and the necessary testing and billing information is entered. Once this information is entered into the computer system, the tests are performed and the results are entered, primarily through computer interface or manually, depending upon the type of testing equipment involved. Most of the Company's automated testing equipment is directly linked with the Company's information systems. Most routine testing is performed and completed during the evening and test results are readied for distribution the following morning either electronically or by service representatives. Many customers have local printer capabilities enabling laboratory medical reports to be printed in their offices. Customers who request that they be called with a result are so notified in the morning. It is the Company's policy to notify the customer immediately if a life-threatening result is found at any point during the course of the testing process.

Esoteric Testing Services and Operations. As a result of the acquisition of Nichols Institute in 1994, the Company operates one of the leading esoteric clinical testing laboratories in the world. Esoteric tests are performed in cases where the information provided by routine tests is not specific enough or is inconclusive as to the existence or absence of disease or when a physician requires more information. Unlike routine testing, only one test is typically ordered and performed per requisition. The logistics for esoteric testing are similar to those for routine testing except that, due to the complexity of the testing, approximately 60% of the tests are performed within 24 hours, with almost all of the rest being performed within one week.

Esoteric tests generally require more sophisticated equipment and materials as well as more highly skilled personnel to perform test procedures and analyze results than what are required for routine testing.

                                 Quest Diagnostics Incorporated : 1997 Form 10-K

Consequently, esoteric tests are generally priced substantially higher than routine tests. New medical discoveries lead to the development of new esoteric tests. However, over time esoteric tests may become routine tests as a result of improved technology or increased volume. The volume of esoteric tests required by most health care providers, including hospitals, is relatively low compared to the volume of routine tests. Because it is generally not cost effective for such health care providers to perform the low volume of esoteric tests in-house, a significant portion of esoteric tests are referred to clinical laboratories like the Company's esoteric laboratory at San Juan Capistrano that specialize in such tests. Some examples of esoteric testing procedures include capillary electrophoresis, cell culture technology, certain chemiluminescent immunoassays, certain enzyme immunoassays, flow cytometry, fluorescent in situ hybridization (FISH), inductively coupled plasma mass spectroscopy (ICPMS), molecular tissue pathology, molecular signal amplification (branched DNA), and polymerase chain reaction (PCR) technologies.

The Company's esoteric testing laboratory offers tests or "assays" in such fields as endocrinology, genetics, immunology, microbiology, molecular biology, oncology, serology, special chemistry and toxicology. The Company believes that it is one of the leaders in transferring technological innovation from academic biotechnology laboratories to the marketplace. The Company's Nichols Institute was the first to introduce a number of tests, including immunoassay methods for measurement of circulating hormone levels and sensitive tests to predict breast cancer prognosis. Among more recent developments have been tests to detect a variety of tumor types, a common form of mental retardation, leukemia, cystic fibrosis, osteoporosis, hepatitis and neurological disorders and to monitor the success of therapy for cancer and AIDS. The use of technologies such as branched DNA, PCR and nucleic acid sequence-based amplification permit the detection of lower levels of HIV than can be achieved under other technologies. The ability to measure the amount of HIV permits health care providers to better tailor drug therapies for HIV-infected patients. These techniques can be applied to a variety of infectious agents. The Company has also expanded its capabilities in molecular diagnostics by offering important gene sequencing testing for an inherited cancer disorder in endocrinology (the Ret gene) and resistance to drug therapy in HIV infection. As part of its research and development efforts, the Company maintains a relationship with the academic community through its Academic Associates program, under which approximately sixty scientists from academia and biotechnology firms work directly with the Company's staff scientists to monitor and consult on existing test procedures and develop new esoteric test methods. In addition, the Company relies on internal resources for the development of new tests as well as on license arrangements and co-development agreements with biotechnology companies and academic medical centers.

The Company also provides clinical laboratory testing in connection with pre-marketing clinical trials of pharmaceutical drugs. Net revenues from such testing accounted for less than 1% of the Company's net revenues in 1997.

Diagnostic Test Kits. Through its Nichols Institute Diagnostics subsidiaries, which were acquired as a result of the acquisition of Nichols Institute in August 1994, the Company manufactures and markets clinical laboratory kits primarily for esoteric testing. Test kits are sold principally to hospital and clinical laboratories. Nichols Institute Diagnostics is currently awaiting approval from the Food and Drug Administration for its first cancer diagnostic products, which will be featured on its recently launched Nichols Advantage[TM] automated assay system.


--------------------------------------------------------------------------------
Customers and Payors

The Company provides testing services to a broad range of health care providers. The primary types of customers served by the Company are as follows:

Independent Physicians and Physician Groups. Physicians requesting testing for their patients who are unaffiliated with a managed care plan remain the principal source of the Company's clinical laboratory business. Fees for clinical laboratory testing services rendered for these physicians are billed either to the physician, to the patient, or to the patient's third-party payor such as an insurance company, Medicare or Medicaid. In several states, including New York, New Jersey and Michigan, the Company is required to bill patients directly. The clinical laboratory industry is supporting legislative efforts to expand direct patient billing. Billings are typically on a fee-for-service basis. If the billings are to the physician, they are based on the laboratory's client fee schedule and are typically subject to negotiation. Otherwise, the billings are based on the laboratory's patient fee schedule, subject to limitations on fees imposed by third parties and to negotiation by physicians on behalf of their patients. Reimbursement from Medicare and Medicaid billings is based on fee schedules set by governmental authorities. See "Regulation and Reimbursement."

HMOs and Other Managed Care Groups. HMOs and other managed care organizations typically contract with a limited number of clinical laboratories and then

Quest Diagnostics Incorporated : 1997 Form 10-K designate the laboratory or laboratories to be used for tests ordered by their participating physicians. In an effort to control costs, the managed care groups generally negotiate discounts to the fees usually charged by such laboratories or negotiate capitated payment contracts, whereby the clinical laboratory receives a monthly fee per enrolled individual. The fixed monthly payment generally covers all laboratory tests performed during the month, regardless of the number or cost of tests actually performed. Such contracts shift the risks of additional routine testing beyond that covered by the capitated payment to the clinical laboratory. In certain cases, however, the monthly payment may be subject to prospective or retroactive adjustment if the number of tests performed exceeds (or is less than) certain thresholds. The types of tests covered by capitated contracts are negotiated for each contract, with esoteric tests and anatomic pathology services frequently being billed on a fee-for-service basis rather than being covered under the capitation rate. Large regional and national HMOs and preferred provider organization networks typically prefer to use large independent clinical laboratories such as the Company that can service the managed care groups on a national or regional basis. See "Effect of the Growth of the Managed Care Sector on the Clinical Laboratory Business."

Hospitals. The Company provides to approximately half of the hospitals in the country services that vary from providing esoteric testing to management contracts, where the Company manages the hospital's laboratory for a fee. Hospitals generally maintain an on-site laboratory to perform testing on patients receiving care and refer less frequently needed procedures and highly specialized procedures to outside laboratories. Hospitals are typically charged for such tests on a negotiated fee-for-service basis which is based on the laboratory's customer fee schedule. Many hospitals actively encourage community physicians to send their testing to the hospital's laboratory. In addition, many hospitals have been purchasing physician practices and requiring that their employed physicians send their testing to the hospital's affiliated laboratory. Hospitals have also been seeking to expand their commercial outreach business. As a result, hospital-affiliated laboratories can be both a customer and a competitor for independent clinical laboratories such as the Company. Hospitals perform over half of the clinical laboratory testing performed in the United States.

Other Institutions. The Company also serves other institutions, including governmental agencies, such as the Department of Defense and prison systems, large employers and independent clinical laboratories that do not have the full range of the Company's testing capabilities. These institutions are typically charged on a negotiated or bid fee-for-service basis. The Company's services to employers principally involve the provision of substance abuse testing services and occupational medicine. The Company is expanding its capabilities so that it can serve a broader range of employer customers.

In 1997, no single customer or affiliated group of customers accounted for more than 2% of the Company's net revenues. The Company believes that the loss of any one of its customers would not have a material adverse effect on the Company's results of operations or cash flows.

Payors. Most clinical laboratory testing is billed to a party other than the patient or the physician "customer" that ordered the test. Tests performed for various patients of a single physician may be billed to different payors besides the ordering physician, including third-party payors (generally insurance companies and managed care organizations), Medicare, Medicaid or the patient.

The following table sets forth current estimates of the breakdown by payor of the Company's total volume of requisitions and average approximate revenues per requisition:

                                Requisition Volume   Revenue
                                as % of Total        Per Requisition
                                -------------------------------------
Patient                          5%-10%                $60-$80
Medicare & Medicaid             20%-25%                $20-$30
Monthly Bill (Physician,
   Hospital, Employer, Other)   35%-40%                $15-$35
Third Party Fee-For-Service     15%-20%                $30-$40
Managed Care-Capitated          15%-20%                $ 5-$15

For a discussion of the mix shift and the impact of the managed care sector on volume and price trends, see "Effect of the Growth of the Managed Care Sector on the Clinical Laboratory Business."


--------------------------------------------------------------------------------
Sales and Marketing

The Company markets and services its customers through its direct sales force, as well as through its account representatives and couriers.

Most sales representatives market the mainstream or traditional routine laboratory services primarily to physicians, while others concentrate on individual market segments, such as hospitals or managed care organizations, or on testing niches, such as substance abuse testing. The Company's sales representatives are compensated through a combination of salaries, commissions and bonuses, at levels commensurate with each individual's qualifications and responsibilities. The Company is cur-

Quest Diagnostics Incorporated : 1997 Form 10-K rently changing the compensation structure of its sales force so that compensation is tied more closely to the profitability of (rather than revenues from) its accounts. See "Business Strategy-Preferred Partner with Large Buyers."

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

The Company believes that the clinical laboratory service business is shifting away from the traditional direct to physician sales structure and into one in which the purchasing decisions for laboratory services are increasingly made by physician groups and networks, managed care organizations, integrated health delivery systems, insurance plans, hospitals or hospital groups, employers and by patients themselves. In view of these changes, the Company has developed regional market strategies and has reorganized its sales and marketing organization structure to support these strategies and emerging customers.

The Company believes that, given the increasing regulation and complexity of the clinical laboratory marketplace, training of its sales force is of paramount importance. With this goal in mind, since 1995 the Company has enhanced its comprehensive sales training program and compliance training. See "Compliance Program."


--------------------------------------------------------------------------------
Effect of the Growth of the Managed Care Sector on the Clinical Laboratory Business

The managed care industry is growing as well as undergoing rapid consolidation which has created large managed care companies that control the delivery of health care services for tens of millions of people, and have significant bargaining power in negotiating fees with health care providers, including clinical laboratories. The Company believes that there are opportunities for large, high quality, low cost, clinical laboratories such as the Company to capture additional testing volume from managed care organizations. The larger regional and national managed care organizations typically prefer to use large independent clinical laboratories, like the Company, that can service their organizations on a national or a regional basis. In addition, smaller laboratories are unlikely to be able to achieve the low cost structures necessary to profitably service managed care organizations.

The growth of the managed care sector presents various challenges to independent clinical laboratories, including the Company. Managed care organizations frequently negotiate capitated payment contracts, whereby the clinical laboratory receives a monthly fee per enrolled individual. The fixed monthly payment generally covers all laboratory tests (excluding certain tests, such as esoteric tests and anatomic pathology services) performed during the month, regardless of the number or cost of the tests performed. Unlike fee-for-service indemnity insurance, such contracts shift the risks of additional routine testing beyond that covered by the capitated payment to the clinical laboratory. In certain cases, however, the monthly payment may be subject to prospective or retroactive adjustment if the number of tests performed exceeds (or is less than) certain thresholds. The Company expects the amount of clinical laboratory testing performed for managed care organizations under capitated rate agreements to continue to grow.

Laboratory services agreements with managed care organizations have historically been priced aggressively due to competitive pressures and the expectation that a laboratory would capture not only the volume of testing covered under the contract, but also additional fee-for-service business from patients of participating physicians who are not covered under the managed care plan. However, as the number of patients covered under managed care plans continues to increase, there is less such fee-for-service business and, accordingly, less profitable business to offset the low margin (and often unprofitable) managed care business. Furthermore, increasingly, physicians are affiliated with more than one managed care organization and as a result may be required to refer clinical laboratory tests to different clinical laboratories, depending on the coverage of their patients. As a result, a clinical laboratory might receive little if any fee-for-service testing from such physicians. The level of pricing charged to managed care organizations, including those under capitated payment contracts, if continued, may adversely affect the clinical laboratory industry.

The Company believes that the prices charged by the independent clinical laboratory testing companies to managed care organizations must be increased. The Company continues to review its pricing structures for agreements with managed care organizations and intends to continue to negotiate price increases for those agreements that are not profitably priced. Further, to obtain a wider market presence, the Company has developed a centralized organization to ensure consistent standards of practice and uniform approaches and to better respond to and address the needs of national managed care plans. However, there can be no assurance that the Company will be able to increase the prices charged to managed care organizations or that the Company will not lose market share in the managed care market to other clinical laboratories who continue to aggressively price laboratory ser-

Quest Diagnostics Incorporated : 1997 Form 10-K vices agreements with managed care organizations. The Company, as part of its preferred partner strategy, will seek to secure large-volume, profitable managed care contracts through providing low cost, high quality testing services at rational prices.


--------------------------------------------------------------------------------
Expansion Opportunities

The Company believes that there are several expansion opportunities which it can take advantage of without incurring significant capital expenditures or deploying significant resources.

Hospital Alliances. In response to the growth of the managed care sector and the developments described under "Effect of the Growth of the Managed Care Sector on the Clinical Laboratory Business," many health care providers have established new alliances. Hospital-physician networks are emerging in many markets to offer comprehensive, integrated service capabilities, either to managed care plans or directly to employers.

Since the Company has traditionally derived a substantial portion of its esoteric testing revenues from referrals from hospitals, which perform over half of all clinical laboratory tests in the United States, the Company has established a hospital alliance group whose primary goal is to develop additional nontraditional hospital arrangements, including management and consulting agreements, shared service and outsourcing arrangements and joint ventures.

Under federal cost containment legislation enacted in 1985, treatment provided to hospital inpatients covered by Medicare is classified into diagnosis-related groups ("DRGs") which prescribe the maximum reimbursable payments for all services, including laboratory testing services, provided on behalf of an inpatient under each DRG. As a result of this payment structure, and similar price constraints from managed care organizations and other third-party payors, hospitals have an economic incentive to seek the most cost-effective laboratory testing services for their patients. The Company believes that in many cases, by entering into arrangements such as those described in the preceding paragraph, the Company can improve a hospital laboratory's economic structure and preserve hospital capital that would be required for needed laboratory improvements while providing accurate and timely testing services due to greater economies of scale, increased utilization of expensive testing and data processing equipment through optimization of the mix between on-site and off-site testing and more efficient use of laboratory employees. The Company has several such arrangements with hospitals, including a joint venture established during July 1997 with Samaritan Health System, a leading integrated health care delivery network in Arizona; and a joint venture with approximately twenty hospitals in northwestern Pennsylvania and southwestern New York. These laboratory arrangements, which provide testing for the hospitals as well as unaffiliated physicians and other health care providers in their geographical areas, serve as two of the Company's laboratory facilities. The Company also has outsource agreements with a group of approximately 25 hospitals in eastern Nebraska and manages the laboratories of those hospitals. In addition, the Company also manages the laboratories at several hospitals in the eastern United States. However, despite the potential cost savings and additional revenues available to hospitals through such arrangements, the Company believes that only a small percentage of the hospitals in the United States have entered into such arrangements with independent clinical laboratories. Nonetheless, the Company expects to enter into alliances and outsource arrangements with a number of hospitals in the future.* The Company has signed a letter of intent with UPMC (University of Pittsburgh Medical Center) Health System to operate through a joint venture a clinical laboratory utilizing the Company's existing laboratory facility in Pittsburgh.

Medical Information. The market need for medical information, particularly disease-specific information about provider practices and patient care, is growing rapidly. Large customers of clinical laboratories are increasingly interested in using information from clinical laboratory data on their covered populations to answer financial, marketing and quality related questions. Integrated data from clinical laboratories and other health encounters provides additional insights to these questions. To meet these emerging needs, the Company created Quest Informatics, a division which focuses on the medical information needs of managed care organizations, integrated health care delivery networks, pharmaceutical companies, and other large customers. Through internal development, the Company now has a portfolio of information products, based primarily upon the Company's extensive database, that assist large customers in delivering more effective health care to their patients. A combination of advanced information technology and experienced analytical and data integration skills provides the platform for delivery of these products.


--------------------------------------------------------------------------------
* This is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and is based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncer-tainties include increased competition from hospitals in the commercial out-reach market. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995". In par-ticular see factor (a).

                                 Quest Diagnostics Incorporated : 1997 Form 10-K

As market interest has increased, Quest Informatics has devoted experienced account executives to work with customers to meet their information needs. Current information products include provider profiles and benchmarks, high-risk patient registries based on customer disease management initiatives, normative comparisons with other populations, and quantitative clinical outcomes based on laboratory measures. Pharmaceutical customers have interest in clinical data to expand sales and marketing efforts as well as to promote disease management initiatives. The Company believes that health care customers will increasingly see value in the information obtained from clinical laboratory results.


--------------------------------------------------------------------------------
Information Systems

The need for information systems to support laboratory, billing, customer service, logistics, medical data, and other business requirements is significant and will continue to place high demands on the Company's information systems staff. The Company has historically not standardized the billing, laboratory and other information systems at laboratories that it has acquired. As a result, the Company has numerous different information systems to handle billing, test result reporting and financial data and transactions. The Company believes that the efficient handling of information involving customers, patients, payors, and other parties will be critical to the Company's future success. The Company is committed to building a standardized company-wide infrastructure, including an information technology environment that is Year 2000 compliant. To lead this effort, in November 1997 the Company hired Gerald Marrone as its Senior Vice President and Chief Information Officer. Mr. Marrone previously was with Citibank, N.A. for 12 years, most recently serving as Vice President, Division Executive for Citibank's global production support division. Mr. Marrone was also the Chief Information Officer for Citibank's global cash management business. Prior to joining Citibank, Mr. Marrone was the Chief Information Officer at Memorial Sloan-Kettering Cancer Center for five years.

The Company has chosen its SYS billing system as its standard billing system and its QuestLab system (which is licensed from a third party) as its standard laboratory information system. The Company believes that both of these systems are substantially Year 2000 compliant. The SYS billing system, which in March 1998 will become operational in the New York/New Jersey (Teterboro) regional laboratory, has already been implemented in sites that, after giving effect to the closing of certain facilities (see "Acquisitions and Consolidations") and the conversion of the Teterboro laboratory, account for approximately 57% of the Company's net revenues. The QuestLab laboratory information system is already operational in sites that, after giving effect to the closing of certain facilities, account for approximately 35% of the Company's net revenues. Five of these sites also have the standard SYS billing system. The Company is continuing to convert the remaining nonstandard billing and laboratory systems to the standard systems, prioritized on a basis intended to minimize the cost of making non-standardized systems Year 2000 compliant. The Company expects that by June 30, 1999, as a result of additional conversions, billing sites representing 71% of its 1997 net revenues will be utilizing its SYS system; and laboratory sites accounting for 61% of its 1997 net revenues will be utilizing its QuestLab system; and the Company's remaining non-standard billing and laboratory systems will have been made Year 2000 compliant.* The conversion costs are expected to average approximately $3 million per billing system and $1 million to $3 million per laboratory system.* As more billing sites are converted to the standard billing system, consolidation of billing sites is expected to occur, which will reduce overall conversion costs and improve billing efficiencies.* The Company expects that its total capital expenditures during 1998 and 1999, including spending on its information systems, will be between approximately $60 million and $70 million per year.* In addition, the Company expects to incur during 1998 and 1999 an additional $25 million to $35 million in non-capitalized expenses in making its systems Year 2000 compliant.*

The Company is developing systems that will permit managed care organizations and other providers to have electronic access to place test orders and receive results for participating physicians, which will permit managed care organizations to better monitor and control the utilization of testing services.


--------------------------------------------------------------------------------
Billing

Billing for laboratory services is a complicated process. Laboratories must bill different payors such as patients, insurance companies, Medicare, Medicaid, doctors, and employer groups, all of whom have different billing requirements. A significant portion of the Company's bad debt expense is the result of many non-credit


--------------------------------------------------------------------------------
* These are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and are based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncertainties include computer or other system failures, including failure resulting from the Year 2000 problem, the impact of compliance with Medicare administrative policies, and development of technologies that substantially alter the practice of medicine. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular see factors (d), (j), (k), and (l).

Quest Diagnostics Incorporated : 1997 Form 10-K related issues, primarily missing or incorrect billing information on requisitions which slow the billing process, create backlogs of unbilled requisitions and generally increase the aging of accounts receivable. Approximately 10% of the requisitions that the Company receives either do not provide all the necessary data or provide incorrect data. The Company believes that this experience is similar to that of its primary competitors. The Company performs the requested tests and reports back the test results regardless of whether billing information has been provided at all or has been provided incorrectly. The Company subsequently attempts to obtain any missing information and rectify any incorrect billing information received from the health care provider. Among the many other factors complicating the billing process are pricing differences between the fee schedules of the Company and the payor, disputes between payors as to the party responsible for payment of the bill and auditing for specific compliance issues. Ultimately, if all issues are not resolved in a timely manner, the related receivables are charged to the allowance for doubtful accounts.

The Company's bad debt expense increased from 1993 to 1995 due principally to increased complexity in the health care system, including changes in reimbursement policies of Medicare carriers and third party payors, that further complicated the billing process. This increased complexity has placed additional requirements on the billing process, including the need for specific test coding, additional research on processing rejected claims, increased audits for compliance, and management of a large number of contracts which have very different information requirements for pricing and reimbursement. The Company has improved its management of these requirements and bad debt expense was reduced substantially in 1996 and 1997 from 1995 levels. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company's billing has also been hampered by the existence of multiple billing information systems. In 1995 the Company had severe billing problems at its largest laboratory site in Teterboro, New Jersey. A new (but subsequently abandoned) billing information system developed with outside consultants experienced significant implementation problems, including excessive downtime, which severely impacted the Company's ability to efficiently bill for its services from the Teterboro location. The problem was compounded by a lack of experienced staff as the result of work force reductions made to meet cost reduction initiatives undertaken in anticipation of greater efficiencies from the new billing information system. As a result of all of these factors, the Company recorded a charge to bad debt expense of $62 million in the third quarter of 1995. Of this amount, approximately $35 million was attributable to the Teterboro location. During the third quarter of 1996 the Company decided to abandon the new billing system and recorded a charge of $13.7 million to write off capitalized software.

Integration of a standardized billing system is a priority of the Company and the Company is in the process of implementing the SYS billing system, which has generally proven reliable, throughout its network. The use of a standard system will also provide for operational efficiencies as redundant programming efforts are eliminated and the ability to consolidate billing sites will become more feasible. See "Information Systems." Standardizing billing systems presents conversion risk to the Company as key databases and masterfiles are transferred to the SYS system and because the billing workflow is interrupted during the conversion, which may cause backlogs. The Company has retained key people who have been involved in prior conversions.

The Company has concentrated on improving its billing operations in the last two years. Since the third quarter of 1995, the Company has achieved significant reductions in unbilled requisitions; days sales outstanding; bad debt expense as a percentage of net revenues; the percentage of requisitions received with missing billing information; and backlogs in rejected claims, unapplied cash and customer correspondence. These improvements were achieved in spite of a higher level of information requirements necessary for correct billing, especially those bills relating to Medicare. See "Regulation and Reimbursement-Regulation of Reimbursement for Clinical Laboratory Services."


--------------------------------------------------------------------------------
Acquisitions and Consolidations

MetPath, the Company's predecessor, originally commenced operations with a laboratory only in the New York metropolitan area. Most of the Company's other regional laboratories have been added through acquisitions. Principally as the result of acquisitions that were completed in 1993 and 1994, the Company's revenues have almost tripled since 1991. However, this increase in revenues is not reflected in the historical financial data because several of the major acquisitions are accounted for as poolings of interests and accordingly prior financial statements have been restated on a combined basis. Acquisition activity has diminished significantly since the end of 1994, in part so that the Company could concentrate on the integration of the laboratory networks that had been acquired in 1993 and 1994. Future acquisition efforts are expected to focus on smaller laboratories that can be integrated into existing laboratories where the Company can expect to achieve significant cost savings and other benefits resulting from the elimination of redundant facilities and equipment and reductions in personnel.


                                 Quest Diagnostics Incorporated : 1997 Form 10-K

During 1997 the Company completed one such acquisition, Diagnostic Medical Laboratory, a laboratory based in Connecticut that had duplicate operations that have since been merged into the Company's operations.

The Company believes that it and the clinical laboratory industry at large operate significantly below available capacity. During 1997 the Company took several steps to eliminate excess capacity. In July the Company formed a joint venture with Samaritan Health System ("Samaritan"), a leading integrated health care delivery network in Arizona. The Company and Samaritan contributed their existing laboratory assets in Arizona to the joint venture (known as Sonora Quest Laboratories), which is now the leading clinical laboratory in the Arizona market. Integration of the two systems is expected to be complete by the end of 1998, thereby eliminating duplicative costs and improving financial results. The joint venture is accounted for as an equity investment. During the fourth quarter of 1997, the Company decided to convert two of its regional laboratories (Atlanta and Tampa) into stat laboratories and local customer centers, downsize one other regional laboratory (St. Louis) and several branch laboratories (Indianapolis, Buffalo, Columbus and Cleveland), and transfer testing currently performed at these laboratories to other of the Company's laboratories. The total cash outlays associated with these consolidations is expected to be approximately $40 million before taxes. By the beginning of 1999, when the consolidations are fully implemented, net annual benefits are expected to be in excess of $20 million before taxes, although volume and revenue are expected to be affected negatively by these consolidations.*


--------------------------------------------------------------------------------
Competition

The clinical laboratory testing business is intensely competitive. As recently as 1993, there were seven independent clinical laboratories that provided clinical laboratory testing services on a national basis: the Company, SmithKline Beecham Clinical Laboratories Inc. ("SmithKline"), National Health Laboratories Inc. ("NHL"), Roche Biomedical Laboratories Inc. ("Roche"), Damon Corporation ("Damon"), Allied Clinical Laboratories Inc. ("Allied") and Nichols Institute. In April 1995 Roche merged into NHL (under the name Laboratory Corporation of America Holdings ("LabCorp")), which had acquired Allied in June 1994. The Company acquired Damon in August 1993 and Nichols Institute in August 1994. In addition, in the last several years a number of large regional laboratories have been acquired by national clinical laboratories. There are presently three national independent clinical laboratories: the Company, which had approximately $1.5 billion in revenues from clinical laboratory testing in 1997; LabCorp, which had approximately $1.5 billion in revenues from clinical laboratory testing in 1997; and SmithKline, which had approximately $1.4 billion in revenues from clinical laboratory testing in 1997. Both LabCorp and SmithKline are affiliated with large corporations that have greater financial resources than the Company. F. Hoffman La Roche Ltd. beneficially owns approximately 49.9% of the outstanding capital stock of LabCorp; SmithKline is wholly owned by SmithKline Beecham Ltd.

In addition to the three national clinical laboratories, the Company competes on a regional basis with many smaller regional and local independent clinical laboratories as well as laboratories owned by hospitals and physicians. The Company has the leading market share in most of the northeast, mid-Atlantic and midwest routine testing markets, while its market share is much lower in the routine testing market in the rest of the country. The Company does not generally compete in the California routine testing market other than in the San Diego metropolitan area.

The independent clinical laboratory industry has experienced intense price competition over the past several years, which has negatively impacted the Company's profitability. However, pricing (measured by the average revenue per requisition) remained relatively stable during 1996 and in 1997 increased by 3% from 1996 levels. See "Customers and Payors."

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

--------------------------------------------------------------------------------
* This is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and is based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncertainties include the impact upon the Company's revenues and expenses resulting from compliance with Medicare administrative policies; failure to retain existing customers including by reason of consolidation of certain laboratories; computer or other system failures; and development of technologies that substantially alter the practice of medicine. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private
Securities Litigation Reform Act of 1995." In particular, see factors
(c),(d),(f),(j) and (k).

Quest Diagnostics Incorporated : 1997 Form 10-K

The Company believes that consolidation will continue in the clinical laboratory testing business. In addition, the Company believes that it and the other large independent clinical laboratory testing companies may be able to increase their share of the overall clinical laboratory testing business due to a number of external factors, including cost efficiencies afforded by large- scale automated testing, Medicare reimbursement reductions and the growth of managed health care entities which require low-cost testing services and large service networks.* In addition, legal restrictions on physician referrals and the ownership of laboratories as well as increased regulation of laboratories are expected to contribute to the continuing consolidation of the industry.


--------------------------------------------------------------------------------
Quality Assurance

The Company maintains a comprehensive quality assurance program for all of its laboratories and patient service centers. The goal is to ensure optimal patient care by continually improving the processes used for collection, storage and transportation of patient specimens, as well as the precision and accuracy of analysis and result reporting.

The Company's quality assurance efforts focus on proficiency testing, process audits, statistical process control and personnel training.

Internal Quality Control and Audits. Quality control samples are processed in parallel with the analysis of patient specimens. The results of tests on such samples are then monitored to identify drift, shift or imprecision in the analytical processes. In addition, the Company administers an extensive internal program of "blind" proficiency testing. These samples are processed through the Company's systems as routine patient samples, unknown to the laboratory as quality control samples and reported. This provides a system to assure accuracy of the entire pre- and post-analytical testing process. Another element of the Company's comprehensive quality assurance program includes performance of internal process audits.

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


--------------------------------------------------------------------------------
Regulation and Reimbursement

Overview. The clinical laboratory industry is subject to significant governmental regulation at the federal and state levels. All of the Company's laboratories and patient service centers are appropriately licensed and accredited by various federal and state agencies.

The health care industry is undergoing significant change as third-party payors, such as Medicare (which principally serves patients aged 65 years and older), Medicaid (which principally serves indigent patients), private insurers and large employers increase their efforts to control the cost, utilization and delivery of health care services. In an effort to address the problem of increasing health care costs, legislation has been proposed or enacted at both the federal and state levels to regulate health care delivery in general and clinical laboratories in particular. Some of the proposals include managed competition, global budgeting and price controls. Although the Clinton Administration's health care reform proposal, initially advanced in 1994, was not enacted, such proposal or other proposals may be considered in the future. In particular, the Company believes that reductions in reimbursement for Medicare services may continue to be implemented from time to time. Reductions in the reimbursement rates of other third-party payors are likely to occur as well. The Company cannot predict the effect health care reform, if enacted, would have on its business, and there can be no assurance that such reforms, if enacted, would not have a material adverse effect on the Company's business and operations.

Regulation of Clinical Laboratory Operations. CLIA extends federal oversight to virtually all clinical laborato-


--------------------------------------------------------------------------------
* This is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and is based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncertainties include heightened competition; impact of changes in payor mix; adverse actions by Medicare and other third party payors; computer or other system failures; and development of technologies that substantially alter the practice of medicine. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (a), (b), (c), (d), (j) and (l).

                                 Quest Diagnostics Incorporated : 1997 Form 10-K
ries by requiring that laboratories be certified by the government. Many clinical laboratories must also meet governmental quality and personnel standards, undergo proficiency testing and be subject to biennial inspection. Rather than focusing on location, size or type of laboratory, this extended oversight is based on the complexity of the tests performed by the laboratory.

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

Drug Testing. Drug testing for public sector employees is regulated by the Substance Abuse and Mental Health Services Administration ("SAMHSA") (formerly the National Institute on Drug Abuse), which has established detailed performance and quality standards that laboratories must meet in order to be approved to perform drug testing on employees of federal government contractors and certain other entities. To the extent that the Company's laboratories perform such testing, each must be certified by the Department of Health and Human Services ("HHS") as meeting SAMHSA standards. Eight of the Company's laboratories are SAMHSA certified.

Controlled Substances. The use of controlled substances in testing for drug abuse is regulated by the federal Drug Enforcement Administration ("DEA"). All of the Company's laboratories using controlled substances for testing purposes are licensed by the DEA.

Medical Waste and Radioactive Materials. The Company is subject to licensing and regulation under federal, state and local laws relating to the handling and disposal of medical specimens and hazardous waste and radioactive materials as well as to the safety and health of laboratory employees. All of the Company's laboratories are operated in material compliance with applicable federal and state laws and regulations relating to disposal of all laboratory specimens. The Company utilizes outside vendors for disposal of specimens. Although the Company believes that it is currently in compliance in all material respects with such federal, state and local laws, failure to comply could subject the Company to denial of the right to conduct business, fines, criminal penalties and other enforcement actions.

Occupational Safety. In addition to its comprehensive regulation of safety in the workplace, the federal Occupational Safety and Health Administration ("OSHA") has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne and air-borne pathogens such as HIV and the hepatitis B virus. These regulations, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to chemicals and transmission of blood-borne and airborne pathogens.

Specimen Transportation. Regulations of the Department of Transportation, the United States Public Health Service and the Postal Service apply to the surface and air transportation of clinical laboratory specimens.

Regulation of Reimbursement for Clinical Laboratory Services. Containment of health care costs, including

Quest Diagnostics Incorporated : 1997 Form 10-K reimbursement for clinical laboratory services, has been a focus of ongoing governmental activity. In 1984, Congress established a Medicare fee schedule for clinical laboratory services performed for patients covered under Part B of the Medicare program. Subsequently, Congress imposed a national ceiling on the amount that would be paid under the Medicare fee schedule. Laboratories must bill the program directly and must accept the scheduled amount as payment in full for most tests performed on behalf of Medicare beneficiaries. In addition, state Medicaid programs are prohibited from paying more (and in most instances, pay significantly less) than the Medicare fee schedule for clinical laboratory testing services furnished to Medicaid recipients. In 1997, the Company derived approximately 17% and 3% of its net revenues from tests performed for beneficiaries of Medicare and Medicaid programs, respectively. In addition, the Company's other business depends significantly on continued participation in these programs because many clients want a single laboratory to perform all of their clinical laboratory testing services.

Since 1984, Congress has periodically reduced the ceilings on Medicare reimbursement to clinical laboratories from previously authorized levels. In 1993, pursuant to the Omnibus Budget and Reconciliation Act of 1993 ("OBRA '93"), Congress reduced the Medicare national fee schedule limitations from 88% of the 1984 national median to 76% of the 1984 national median, which reductions were phased in from 1994 through 1996 (to 84% on January 1, 1994, to 80% on January 1, 1995 and to 76% on January 1, 1996, in each case as a percentage of the 1984 national median). OBRA '93 also eliminated the provision for annual fee schedule increases based upon the consumer price index for 1994 and 1995 (but not for 1996 or 1997). Under the 1997 Balanced Budget Act, effective January 1, 1998, the Medicare national fee schedule limitations were further reduced to 74% of the 1984 national median, and consumer price index adjustments are eliminated through 2002. Medicare reimbursement reductions have a direct adverse effect on the Company's net earnings and cash flows. The Company cannot predict if additional Medicare reductions will be implemented.

During the last several years HCFA has taken several measures to reduce utilization of clinical laboratory testing and to ensure that except for certain limited exceptions Medicare does not pay for tests that are ordered for screening purposes. Since 1995 most Medicare carriers have begun to require clinical laboratories to submit documentation supporting the medical necessity, as judged by ordering physicians, for many commonly ordered tests. Effective as of March 1, 1996, HCFA eliminated its prior policy of permitting payment for all tests contained in an automated chemistry panel when at least one of the tests in the panel is medically necessary. Under the new policy, Medicare will only pay for those individual tests in a chemistry panel that are medically necessary. During 1996, in conjunction with HCFA, the American Medical Association ("AMA") designed four new panels of "clinically relevant" automated chemistry panels (each consisting of between 4 and 12 tests) to replace the previous automated chemistry test panels consisting of 19 to 22 tests. Effective January 1, 1998, HCFA began implementation of these new panels but granted clinical laboratories a grace period through April 1, 1998 during which laboratories can choose to use either the old or new panel codes. The Company believes that HCFA is encouraging its carriers to focus any future limited coverage applications to the panel level (and not to the test component level).

In response to these developments, the Company is implementing a Medicare/Medicaid only requisition form that incorporates the new AMA panels and highlights "limited coverage" tests for which Medicare/
Medicaid will pay only if an approved diagnosis has been provided by the ordering physician. The Company has field tested the requisition form in two regional laboratories, where implementation of the new panels resulted in a net reduction of approximately 10% of the Company's Medicare revenues (or approximately 2% of the Company's aggregate net revenues) in these regional laboratories. The Company is generally permitted to bill patients for certain statutorily excluded clinical laboratory services. The Company is also generally permitted to bill patients for clinical laboratory tests that Medicare does not pay for due to "medical necessity" limitations (e.g., limited coverage tests for which an approved diagnosis code is not provided by the ordering physician) if the patient signs an advance beneficiary notice ("ABN"), which is included on the Company's new Medicare/Medicaid-only requisition form. However, since the majority of the Company's requisitions are filled out by physician clients, the Company cannot mandate the proper use of the ABN. If the ABN is not signed by the patient, the Company may perform tests which are not covered by Medicare but cannot subsequently bill the patient for them.

The Company expects to incur additional reimbursement reductions and additional costs associated with the implementation of these requirements of HCFA and Medicare carriers. The amount of the reductions in reimbursements and additional costs cannot be determined at this time. See "Billing." While these changes could have a material adverse affect on the Company's results of operations, management does

                                 Quest Diagnostics Incorporated : 1997 Form 10-K
not believe that these changes will have a material adverse effect on the Company's financial condition.*

Currently Medicare is administered by over 20 local carriers, which have had inconsistent policies on such matters as test coverage, automated chemistry panels, diagnostics coding and claims documentation. Inconsistent regulation has increased the complexity of the billing process for national clinical laboratories such as the Company. As part of the 1997 Balanced Budget Act, HHS is required to adopt uniform policies regarding such matters by January 1, 1999 and replace the current local carriers with no more than five regional carriers. In addition, the 1997 Balanced Budget Act requires carriers to include a representative of the laboratory industry on any advisory committee that may be established to consider laboratory coverage, payment and claims policies.

Major clinical laboratories, including the Company, typically use dual fee schedules: "client" fees charged to physicians, hospitals, and institutions with which a laboratory deals on a wholesale basis, which fees are generally subject to negotiation or discount, and "patient" fees charged to individual patients and third-party payors, including Medicare and Medicaid, who generally require separate bills or claims for each requisition. Medicare and other third party payors also set maximum fees that they will pay which are substantially lower than the patient fees otherwise charged by the Company, but are generally higher than the Company's fees actually charged to clients. Federal and some state regulatory programs prohibit clinical laboratories from charging government programs more than certain charges to other customers. During 1992, in issuing final regulations implementing the federal statutory prohibition against charging Medicare substantially in excess of a provider's usual charge, the OIG declined to provide any guidance concerning the interpretation of this legislation, including whether or not discounting to non-governmental clients and payors or the dual fee structure employed by clinical laboratories might be inconsistent with the provision. A proposed rule released in September 1997 would authorize the OIG to exclude from Medicare providers, including clinical laboratories, who charge Medicare and other programs fees that are
"substantially in excess of . . . .usual charges. . . . to any of the
[laboratories'] customers, clients or patients." If the rule is adopted as proposed, the Company and other clinical laboratories would have to pass on to Medicare discounts that they pass on to other clients charged on the "client" fee schedule. The proposed rule, if adopted in such form, could have a material adverse effect on the Company's net earnings and cash flows.

The 1997 Balanced Budget Act permits HCFA to adjust the statutorily prescribed fees for certain medical services, including clinical laboratory services, if such fees are "grossly excessive." In January 1998 HCFA issued an interim final rule setting forth the criteria used by HCFA in determining whether or not to exercise this adjustment power. Among the factors listed in the rule are whether the statutorily prescribed fees are "grossly higher or lower than the payment made for the. . . . services by other purchasers in the same locality."
Medicare reimbursement reductions effected pursuant to this rule would have a direct adverse effect on the Company's net earnings and cash flows. The Company cannot predict if and the extent to which such Medicare reductions will be implemented.

HCFA is currently planning a demonstration project to determine whether competitive bidding can be used to provide quality laboratory and other medical services at prices below current Medicare reimbursement rates. The project is expected to take place in Tennessee and begin by early 1999. If competitive bidding were implemented on a regional or national basis for clinical laboratory testing, such action could materially adversely affect the clinical laboratory industry, including the Company. The 1997 Balanced Budget Act requires HCFA to conduct five other Medicare bidding demonstrations involving various types of medical services and complete them by 2002.

Future changes in federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could have a material adverse effect on the Company. The Company is unable to predict, however, whether and what type of legislation will be enacted into law.

Fraud and Abuse Regulations. The Medicare and Medicaid anti-kickback laws prohibit clinical laboratories from, among other things, making payments or furnishing other benefits to influence the referral of tests billed to Medicare, Medicaid or other federal programs. Penalties for violations of these federal laws include exclusion from participation in the Medicare/
Medicaid programs, asset forfeitures, and civil and criminal penalties and fines. Under the Health Insur-


--------------------------------------------------------------------------------
* This is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and is based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncertainties include the impact upon the Company's revenues and expenses resulting from compliance with Medicare administrative policies; computer or other system failures; and development of technologies that substantially alter the practice of medicine. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (c), (d), (j) and (l).

Quest Diagnostics Incorporated : 1997 Form 10-K ance Portability and Accountability Act of 1996 ("HIPAA"), on January 1, 1997 civil administrative penalties for a wide range of offenses were increased to up to $10,000 per item plus three times the amount claimed. In the case of certain criminal offenses, exclusion from participation in Medicare and Medicaid is a mandatory penalty.

The fraud and abuse provisions are interpreted liberally and enforced aggressively by various enforcement agencies of the federal government, including the Federal Bureau of Investigation ("FBI") and the Office of the Inspector General of HHS ("OIG"). According to public statements by the Department of Justice ("DOJ"), health care fraud has been elevated to the second-highest priority of the DOJ, and FBI agents have been transferred from investigating counterintelligence activities to health care provider fraud. The OIG also is involved in such investigations and has, according to recent workplans, targeted certain laboratory practices for study, investigation and prosecution. The federal government's involvement in curtailing fraud and abuse is likely to increase as a result of the enactment in August 1996 of the HIPAA which requires the U.S. Attorney General and the OIG to jointly establish a program to (a) coordinate federal, state and local enforcement programs to control fraud and abuse with respect to health care, (b) conduct investigations, audits, evaluations and inspections relating to the delivery and payment for health care, (c) facilitate the enforcement of the health care fraud and abuse laws, (d) provide for the modification and establishment of safe harbors and to issue advisory opinions and Special Fraud Alerts and (e) provide for a data collection system for the reporting and disclosure of adverse actions taken against health care providers. HIPAA also authorizes the establishment of an anti-fraud and abuse account funded through the collection of penalties and fines for violations of the health care anti-fraud laws as well as amounts authorized therefor by Congress. HIPAA also requires HHS to establish a program to encourage Medicare beneficiaries and others to report violations of the health care anti-fraud laws, including paying to the reporting person a portion of any fines and penalties collected.

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

Many of these statutes and regulations, including those relating to joint ventures and alliances, are vague or indefinite and have not been interpreted by the courts. In addition, regulators have generally offered little guidance to the clinical laboratory industry. Despite several requests from ACLA for clarification of the anti-fraud and abuse rules, since 1992, OIG has issued only two fraud alerts specifically with regard to clinical laboratory practices and has insisted that it lacked statutory authority to issue advisory opinions. Legislation requiring OIG to issue fraud alerts and advisory opinions was enacted in August 1996, and several advisory opinions on health care matters have been issued. As a result, the Company is hopeful that additional regulatory guidance will be given to the clinical laboratory industry in the future.

Many states have anti-kickback, anti-rebate, anti-fee splitting and other laws which also impact the Company's relationships with clients who refer other than government reimbursed laboratory testing to the Company.

A federal anti-"self-referral" law commonly known as the "Stark" law has, since 1992, generally prohibited (with certain exceptions) Medicare payments for laboratory tests referred by physicians who have (personally or through a family member) an investment interest in, or a compensation arrangement with, the testing laboratory. Since January 1995, these restrictions apply to Medicaid-covered services as well. Physicians may, however, be reimbursed by Medicare and Medicaid for

                                 Quest Diagnostics Incorporated : 1997 Form 10-K
testing performed by or under the supervision of the physician or the group practice to which the physician belongs. In addition, a physician may refer specimens to a laboratory owned by a company, such as the Company, whose stock is traded on a public exchange and which has stockholders' equity exceeding $75 million even if the physician owns stock of that company. An amendment to the Stark law in August 1993 makes it clear that ordinary day-to-day transactions between laboratories and their customers, including, but not limited to, discounts granted by laboratories to their customers, are not covered by the compensation arrangement provisions of the Medicare statute. Sanctions for laboratory violations of the prohibition include denial of Medicare payments, refunds, civil money penalties of up to $15,000 for each service billed in violation of the prohibition and exclusion from the Medicare and Medicaid programs.

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

Many states have similar anti-"self-referral" and other laws which also impact investment and compensation arrangements with physicians who refer other than government reimbursed laboratory testing to the Company.


--------------------------------------------------------------------------------
Government Investigations and Related Claims

The Company has settled various government and private claims (such as those by private insurers) relating primarily to industry-wide billing and marketing practices that had been substantially discontinued by early 1993. Specifically, the Company has entered into, (i) for an aggregate of approximately $180 million, five settlements with the OIG and the DOJ (including the MetPath and Damon settlements discussed below) and two settlements with state governments with respect to Medicare and Medicaid marketing and billing practices of the Company and certain companies acquired by the Company prior to their acquisition and (ii) fourteen settlements relating to private claims totaling approximately $12 million. In addition, there are several pending investigations by the OIG and DOJ, including one into billing and marketing practices at three regional laboratories operated by Nichols Institute prior to its acquisition by the Company and one into billing and marketing practices at a former joint venture of Damon.


--------------------------------------------------------------------------------
Government Settlements

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

The Damon Settlement. By issuance of a civil subpoena in August 1993, the government began a formal investigation of Damon, an independent clinical laboratory company acquired by Corning earlier the same month. Subsequent to September 1993, several additional subpoenas were issued. By a plea agreement and civil settlement agreement and release dated October 9, 1996, between the DOJ and Damon, all federal criminal matters within the scope of the various federal investigations against Damon, and all claims included in the civil qui tam cases underlying the civil investigations, were settled for an aggregate of $119 million, which sum was reimbursed to the Company by Corning. The settlement included base recoupments of approximately $40 million and total criminal and civil payments in excess of base recoupments of approximately $79 million. The Damon settlement does not exclude the Company from future participation in any federal health care programs on account of Damon's practices. For further information regarding the Damon settlement, see Note 14 to the Consolidated Financial Statements.

Other Government Settlements. In addition to the MetPath settlement and the Damon settlement, since 1992 the Company has settled five other federal and state billing-related claims for a total of approximately $25 million.


--------------------------------------------------------------------------------
Ongoing Government Investigations

The Nichols Investigation. By issuance of a civil subpoena in August 1993, the government began a formal investigation of Nichols Institute, a company acquired by Corning in August 1994. The investigation of Nichols Institute remains open. While the Company has established reserves in respect of the Nichols investigations, at present there are no settlement discussions pending between the DOJ and the Company regarding Nichols Institute, and it is too early to predict the outcome of this investigation. Remedies available to the government include exclusion from participation in the Medicare and Medicaid programs, criminal fines, civil recoveries plus civil penalties and asset forfeitures. However, in light of the Corporate Integrity Agreement

Quest Diagnostics Incorporated : 1997 Form 10-K referred to below entered into between the Company and the OIG in connection with the Damon settlement, the fact that the matters apparently being investigated were corrected with or before the Company's acquisition of Nichols Institute and the Company's cooperation in this investigation, the Company believes the prospect of such exclusion on account of the investigation is remote. Additionally, while application of such remedies and penalties could materially and adversely affect the Company's business, financial condition, and prospects, management believes that the possibility of such effects are likewise remote. As discussed below, Corning has agreed to indemnify the Company against any monetary penalties, fines or settlements for any governmental claims that may arise as a result of the Nichols investigations.

Damon Joint Venture Investigation. In connection with the investigation that resulted in the Damon settlement discussed above, the government began an investigation into a joint venture between Damon and Vivra Inc. (which dissolved in May 1996) and a predecessor joint venture between Damon and Vivra's former parent. These joint ventures operated Damon's Atlanta regional laboratory and furnished testing services to Vivra's dialysis centers, which provided dialysis treatment to end stage renal dialysis ("ESRD") patients. As discussed in the following paragraph, several former officers of Damon have been indicted in part on account of their involvement with the organization and operation of the joint venture. The terms of the Damon settlement releases the Company of further criminal liability on account of the partnership; however, civil recovery of overcharges remained a possibility after that settlement. The government asserts that the joint ventures were formed and operated as a scheme to generate referrals for medically unnecessary testing for ESRD patients by providing unlawful kickbacks to Damon's joint venture partners in the form of partnership profits. The Company has established reserves regarding this investigation. As discussed below, Corning has agreed to indemnify the Company against any monetary penalties, fines or settlements for any governmental claims that may arise as a result of this investigation.

The Damon Officer Indictments. In January 1998, four former officers of Damon Corporation were indicted by the United States of America for alleged health care fraud committed during their employment by Damon. The indictment relates to matters that were the subject of the Damon settlement and, in the case of three of the officers, to the investigation of the former Damon joint venture discussed in the preceding paragraph. Under the agreement and plan of merger under which Damon was acquired by Corning, the Company is obligated to indemnify these former officers of Damon to the fullest extent permitted by Delaware law. The Company's obligations (primarily advancing fees and expenses of counsel in connection with the defense by these former officers of Damon) will not be indemnified by Corning. As part of the Damon settlement, Corning agreed to cooperate with the DOJ in its continuing investigation of individuals formerly associated with Damon and, in connection therewith, the Company provided additional information pursuant to several subpoenas.

Other Government Investigations. In December 1995 and December 1996, the Company received subpoenas from the OIG seeking information as to the Company's policies in instances in which specimens were received and tested by a laboratory without first receiving or verifying specific test requisitions. The Company has concluded the occurrence of this practice was relatively rare and was engaged in primarily to preserve the integrity of test results from specimens subject to rapid deterioration. The Company has reached a tentative settlement with the DOJ to settle this investigation for $6.8 million. The Company has voluntarily self-reported to the government several isolated events that may have resulted in overpayments by Medicare and Medicaid to the Company. It is the Company's policy to internally investigate all such incidents and to self-report and reimburse payors as appropriate. Although the Company has commenced internal investigations to quantify the amounts that may be recouped by the government and corrective action has been taken as to each such event, it is too early to predict the outcome of these disclosures to the government. As discussed below under "Corning Indemnity," Corning has agreed to indemnify the Company against any monetary penalties, fines or settlements for certain governmental claims that may arise as a result of the investigations commenced prior to January 1, 1997.


--------------------------------------------------------------------------------
Outlook for Future Government Investigations

The Damon settlement involved, and a settlement regarding Nichols Institute is expected to involve, only matters predating Corning's acquisition of both such companies, and turned on, or will turn on, facts unique to those companies and other factors individual government enforcement personnel may take into account. However, recent experience in the Company's settlement of the Damon case and public announcements by various government officials indicate that the government's position on health care fraud is still hardening and collections of amounts greatly in excess of mere recoupment of overcharges from laboratories and other providers will be more prevalent. In addition, HIPAA includes provisions relating to health care fraud and abuse that gives federal

                                 Quest Diagnostics Incorporated : 1997 Form 10-K
enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse. In connection with the Damon settlement, the Company signed a Corporate Integrity Agreement pursuant to which the Company will maintain its corporate compliance program, modify certain of its marketing materials, make periodic reports to the OIG and take certain other steps to demonstrate the Company's integrity as a provider of services to federally sponsored health care programs. This agreement also includes an obligation to self-report instances of noncompliance that are uncovered by the Company, but also gives the Company the opportunity to obtain clearer guidance on matters of compliance and to resolve compliance issues directly with OIG. Importantly, the agreement gives the Company the opportunity to cure any asserted breaches and to otherwise initiate corrective actions, which the Company believes should help to avoid enforcement actions outside of the process provided in the agreement. See "Compliance Program."


--------------------------------------------------------------------------------
Private Settlements and Claims

Since 1992 the Company has settled fourteen private actions relating to the governmental settlements described above for an aggregate of approximately $12 million. The Company has received notices of claims from a number of private payors relating to billing issues similar to those that were the subject of the government settlements with MetPath and Damon. The outcome of these claims cannot presently be predicted.

In March 1997, a former subsidiary of Damon, together with SmithKline and LabCorp, was served with a complaint in a purported class action. The complaint asserts claims under the federal civil RICO statute relating to private reimbursement of billings by Damon that are similar to those that were part of the government settlement. The ultimate outcome of the claim cannot be presently predicted.


--------------------------------------------------------------------------------
Corning Indemnity

In connection with the Spin-Off Distribution, Corning has agreed to indemnify the Company against all monetary penalties, fines or settlements for any governmental claims arising out of alleged violations of applicable federal fraud and health care statutes and relating to billing practices of the Company and its predecessors that have been settled or are pending on December 31, 1996, when the Spin-Off Distribution was completed. This includes the settlements described above under "Government Settlements" and the claims pending at December 31, 1996 that are described above under "Ongoing Government Investigations-The Nichols Investigation", "-Damon Joint Venture Investigation" and "-Other Government Investigations." Corning has also agreed to indemnify the Company for 50% of the aggregate of all judgment or settlement payments made by the Company that are in excess of $42 million in respect of claims by private parties (i.e., nongovernmental parties such as private insurers) that relate to indemnified or previously settled governmental claims (such as the Damon settlement) and that alleged overbillings by the Company or any existing subsidiaries of the Company, for services provided prior to January 1, 1997; provided, however, such indemnification will not exceed $25 million in the aggregate and that all amounts indemnified against by Corning for the benefit of the Company will be calculated on a net after-tax basis by taking into account any deductions and other tax benefits realized by the Company (or a consolidated group of which the Company is a member after Spin-Off Distribution ("the Company Group")) in respect of the underlying settlement, judgment payment, or other loss (or portion thereof) indemnified against by Corning, generally to the extent such deductions or tax benefits are deemed to reduce the tax liability of the Company or the Company Group.

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


--------------------------------------------------------------------------------
The Company's Reserves

The Company's aggregate reserve with respect to all governmental and private claims was approximately $76 million at December 31, 1997. The reserve represents amounts for future government and private settlements of matters which are either presently pending or anticipated as a consequence of the government and private settlements and self-reported matters described above. The Company believes that its reserves are adequate. The reserves are based on the

Quest Diagnostics Incorporated : 1997 Form 10-K

Company's experience with prior settlements and other information available to the Company on potentially disputed billings. However, it is possible that additional information may become available (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimant's theories of wrongdoing) which may cause the final resolution of these matters to be in excess of established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Damon settlement was significantly in excess of the reserves existing in 1996 prior to the settlement. While it is likely that none of the current governmental or nongovernmental investigations or claims is covered by insurance, the Company does not believe that these matters will have a material adverse effect on the Company's overall financial condition.


--------------------------------------------------------------------------------
Compliance Program

Because of evolving interpretations of regulations and the national debate over health care, compliance with all Medicare, Medicaid and other legal government-established rules and regulations has become a significant concern throughout the clinical laboratory industry. The Company began the implementation of a compliance program early in 1993. The objective of the program is to develop aggressive and reliable compliance standards and safeguards. Emphasis is placed on developing training programs for personnel intended to assure the strict implementation and observance of all applicable rules and regulations. Further, in-depth reviews of procedures, personnel and facilities are conducted to assure regulatory compliance throughout the Company. The Company's current compliance plan establishes a Compliance Committee of the Board of Directors and requires periodic reporting of compliance operations by management to the Compliance Committee. Such sharpened focus on regulatory standards and procedures will continue to be a priority for the Company in the future.

The Company's current comprehensive program is designed to ensure that it is in compliance in all material respects with all statutes, regulations and other requirements applicable to its clinical laboratory operations. This program has been publicly cited by government officials as a "model" for the industry. In addition, the government advised the Company's representatives that the Company's compliance program, coupled with corrective action taken by the Company after its acquisition of Damon, greatly reduced the amounts of fines and penalties, and was influential in causing the OIG not to seek exclusion of the Company from future participation in governmental health care programs. Pursuant to the Damon settlement, in October 1996 the Company signed a five year Corporate Integrity Agreement with the OIG pursuant to which the Company will, among other things, maintain its corporate compliance program, make certain changes to its test order forms, provide certain additional notices to ordering physicians, provide to the OIG data on certain test ordering patterns, adopt certain pricing guidelines, audit laboratory operations, deliver annual reports on compliance activities, and investigate and report instances of noncompliance, including any corrective actions and disciplinary steps. Importantly, the agreement gives the Company the opportunity to cure any asserted breaches and to otherwise initiate corrective actions, which the Company believes should help to reduce the occurrence of enforcement actions outside of the process provided in the agreement. The agreement gives the Company the opportunity to obtain clearer guidance on matters of compliance and to resolve compliance issues directly with the OIG. LabCorp and SmithKline have executed similar agreements with the OIG. In 1997 the OIG published a guideline on the essential elements of a satisfactory compliance program for the entire clinical laboratory industry, including hospital laboratories. This guideline is similar to the Company's compliance program, and it is believed that this development may help create a fairer competitive environment for the Company.

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


--------------------------------------------------------------------------------
Insurance

The Company maintains liability insurance (subject to maximum limits and self-insured retentions) for claims, which may be substantial, that could result from providing or failing to provide clinical laboratory testing and anatomic pathology services, including inaccurate testing results. While there can be no assurance that coverage will be adequate to cover all future exposure, management believes that the present levels of insurance coverage and reserves are adequate to cover currently estimated exposures. Although the

                                 Quest Diagnostics Incorporated : 1997 Form 10-K

Company believes that it will be able to obtain adequate insurance coverage in the future at acceptable costs, there can be no assurance that the Company will be able to obtain such coverage or will be able to do so at an acceptable cost or that the Company will not incur significant liabilities in excess of policy limits.


--------------------------------------------------------------------------------
Employees

At December 31, 1997, the Company employed approximately 16,300 people, as compared to 18,300 employees at December 31, 1996. Approximately 14,400 of the Company's employees at December 31, 1997 are full-time employees and approximately 1,900 are part-time employees. These totals exclude employees of the Company's two joint ventures. The Company has no collective bargaining agreements with any unions and believes that its overall relations with its employees are good.


--------------------------------------------------------------------------------
Seasonality

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


--------------------------------------------------------------------------------
Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the
Private Securities Litigation Reform
Act of 1995

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

The Company wishes to caution investors that the following factors are hereby identified as important factors that could cause the Company's actual financial results to differ materially from those projected, forecast or estimated by the Company in forward-looking statements.

(a) Heightened competition, including the intensification of price competition and increased competition from hospitals in the commercial outreach business. See "Competition."

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

(d) The impact upon the Company's volume and collected revenues or general or administrative expenses resulting from compliance with Medicare administrative policies and requirements of third party payors, including specifically the recent requirements of Medicare carriers to provide diagnosis codes for commonly ordered tests; the policy of HCFA to limit Medicare reimbursement for tests contained in automated chemistry panels to the amount that would have been paid if only the covered tests, determined on the basis of demonstrable "medical necessity," had been ordered; the recent introduction of four new panels of "clinically relevant" automated chemistry panels (each consisting of between 4 and 12 tests) to replace the previous automated chemistry test panels consisting of 19 to 22 tests; and the likelihood that third party payors will adopt similar requirements. See "Regulation and Reimbursement-Regulation of Reimbursement for Clinical Laboratory Services."

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

Quest Diagnostics Incorporated : 1997 Form 10-K

(f) Failure to obtain new customers at profitable pricing or failure to retain existing customers, including by reason of the consolidation of certain of the Company's laboratories. See "Acquisitions and Consolidations." Reduction in tests ordered or specimens submitted by existing customers.

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

(j) Computer or other system failures that affect the ability of the Company to perform tests, report test results or properly bill customers, including potential failures resulting from systems conversions or from the Year 2000 problem. See "Information Systems" and "Billing."

(k) Failure of third party payors, including Medicare carriers, and suppliers, to adequately address the Year 2000 problem, which could lead to delays in reimbursement for clinical laboratory testing performed by the Company.

(l) Development of technologies that substantially alter the practice of laboratory medicine.

(m) Changes in interest rates causing a substantial increase in the Company's effective borrowing rate.


Item 2. Properties

The Company's principal laboratories (listed alphabetically by state) are located in the following metropolitan areas:

Location                     Type of Laboratory     Leased or Owned
--------------------------   --------------------   ----------------
Phoenix, Arizona             Joint                  Leased by
                             Venture                Joint Venture
San Diego, California        Regional               Leased
San Juan Capistrano,         Esoteric               Owned
   California
Denver, Colorado             Regional               Leased
New Haven, Connecticut       Regional               Owned
Fort Lauderdale, Florida     Regional               Leased
Chicago, Illinois            Regional               Leased
Baltimore, Maryland          Regional               Owned
Boston, Massachusetts        Regional               Leased
Detroit, Michigan            Regional               Leased
Grand Rapids, Michigan       Branch                 Leased
St. Louis, Missouri          Regional               Leased
Lincoln, Nebraska            Regional               Leased
New York, New York           Regional               Owned
   (Teterboro, New
   Jersey)
Long Island, New York        Branch                 Leased
Portland, Oregon             Regional               Leased
Erie, Pennsylvania           Joint                  Leased by
                             Venture                Joint Venture
Philadelphia,                Regional               Leased
   Pennsylvania
Pittsburgh, Pennsylvania     Regional               Leased
Nashville, Tennessee         Branch                 Owned
Dallas, Texas                Regional               Leased


The Company's executive offices are located in Teterboro, New Jersey in the facility that also serves as the Company's regional laboratory in the New York City metropolitan area. The Company owns its branch laboratory facility in Mexico City. The Company believes that, in general, its laboratory facilities are suitable and adequate for its current and anticipated future levels of operation. The Company believes that if it were unable to renew the lease on any of its testing facilities, it could find alternative space at competitive market rates and relocate its operations to such new locations.


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

None

                                 Quest Diagnostics Incorporated : 1997 Form 10-K

PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "DGX". The common stock began trading on December 17, 1996, on a when issued basis. During the period from December 17, 1996, through December 31, 1996, the high sales price was $15.75 per share and the low sales price was $13.25 per share. On January 14, 1997, the common stock began trading on a regular way basis. The following table sets forth, for the periods indicated, the high and low sales price per share as reported on the New York Stock Exchange Consolidated Tape:

1997                        High           Low
-------------------------   ------------   ------------
First Calendar Quarter      $ 17.875       $ 14.675
Second Calendar Quarter     $ 20.875       $ 14.25
Third Calendar Quarter      $ 20.3125      $ 16.25
Fourth Calendar Quarter     $ 17.375       $ 16.125

As of February 24, 1998, the Company had approximately 8,800 record holders of its common stock.

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


Item 6. Selected Financial Data

See page 28.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

See pages 29-34.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable


Item 8. Financial Statements and Supplementary Data

See Item 14 (a)1. and 2.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None


PART III


Item 10. Directors and Executive Officers of the Registrant

Information concerning the directors of the Company is incorporated by reference to the information in the Company's proxy statement to be filed on or before April 30, 1998 (the "Proxy Statement") appearing under the caption "Election of Directors."


--------------------------------------------------------------------------------
Executive Officers of the Registrant

Officers of the Company are elected by the Board of Directors and hold office until their respective successors are elected and qualified. The following persons serve as executive officers of the Company:

Robert A. Carothers (61) is Vice President and Chief Financial Officer. Mr. Carothers joined Corning in 1959 and has served in a number of key financial positions in the United States and Japan. He was elected Assistant Controller in 1991. In January 1996 he was appointed Assistant to the President of the Company and in January 1997 assumed his current responsibilities.

James D. Chambers (41) is Senior Vice President-Marketing and Business Development, with overall responsibility for development and execution of growth strategies. Mr. Chambers joined Corning in 1986 and has served in a variety of managerial and financial positions for Corning and its subsidiaries, becoming Assistant Treasurer in 1991. Mr. Chambers joined the Company in 1992 as Treasurer and served as Chief Financial Officer from 1994 through 1995. In 1995 Mr. Chambers assumed responsibility for overseeing the Company's billing process. In January 1997 Mr. Chambers assumed responsibility for investor relations and in April 1997, the information systems and communications functions. Mr. Chambers assumed his current position in February 1998.

Gregory C. Critchfield, M.D. (46) is Senior Vice President, and Chief Medical and Science Officer. Dr. Critchfield joined the Company in 1995 as Chief Laboratory Officer and assumed his current responsibilities in May 1996. Dr. Critchfield has served as a consultant to the National Institutes of Health in the capacity of a reviewer for more than ten years and was selected as Study Section Chair of several Multidisciplinary Review Teams during the last two years. Prior to joining the Company, Dr. Critchfield was a clinical pathologist with Intermountain Health Care ("IHC") for eight years and served in various director positions with IHC

Quest Diagnostics Incorporated : 1997 Form 10-K

Laboratory Services, including Director of Clinical Pathology. Dr. Critchfield also served as Chairman of the Department of Pathology at Utah Valley Regional Medical Center from 1994 through 1995.

Kurt R. Fischer (43) is Vice President-Human Resources. Mr. Fischer joined Corning in 1976 and has served in a variety of Human Resources positions. He was appointed Human Resource Manager for the Research, Development and Engineering Group in 1986 and Director-Quality and Performance Management for the Specialty Materials Group in 1991. Mr. Fischer assumed his present Human Resources responsibilities with the Company in December 1995. In February 1998, Mr. Fischer assumed responsibility for the Corporate Communications function.

Kenneth W. Freeman (47) is Chairman of the Board, Chief Executive Officer and President of the Company. Mr. Freeman joined the Company in May 1995 as President and Chief Executive Officer, was elected a director in July 1995 and was elected Chairman of the Board in December 1996. Prior to 1995, he served in a variety of key financial and managerial positions at Corning, which he joined in 1972. He was elected controller and a vice president of Corning in 1985, senior vice president in 1987, and general manager of the Science Products Division in 1989. He was appointed president and chief executive officer of Corning Asahi Video Products Company in 1990. In 1993, he was elected executive vice president of Corning.

Raymond C. Marier (53) is Vice President and General Counsel. Mr. Marier joined Corning's Legal Department in 1973 as an Assistant Counsel, where he worked with a number of Corning's operating units, including its Medical and Science Products Divisions. He has held his present position since 1992.

Gerald C. Marrone (55) is Senior Vice President and Chief Information Officer. Prior to joining the Company in November 1997, Mr. Marrone was with Citibank, N.A. for 12 years. During his tenure he was most recently Vice President, Division Executive for Citibank's Global Production Support Division. While at Citibank, he was also the Chief Information Officer of Citibank's Global Cash Management business. Prior to joining Citibank, he was the Chief Information Officer for Memorial Sloan-Kettering Cancer Center in New York for 5 years.

C. Kim McCarthy (42) is Vice President-Compliance and Government Affairs. Ms. McCarthy joined Corning in 1987 as Director of Federal Government Affairs and Legislative Counsel. She became Vice President of Public Affairs of the Company in 1992 and Senior Vice President of Corporate Affairs in 1994. Ms. McCarthy assumed her present responsibilities in June 1996.

Alister W. Reynolds (40) is Vice President-Strategic Planning. Mr. Reynolds joined the Company in 1982 and has served in a variety of staff, executive and general management positions. Mr. Reynolds assumed his current responsibilities in 1995.

Douglas M. VanOort (42) is Senior Vice President-Operations. Mr. VanOort joined Corning in 1982 and has served in various finance, analysis and control positions. He became Vice President and Chief Financial Officer of Corning's Life Sciences division in 1990, Senior Vice President-Finance and New Business Development of Corning's Life Sciences division in 1993 and Executive Vice President and Chief Financial Officer of the Company in 1995. Mr. VanOort assumed his current responsibilities in January 1997.

David M. Zewe (46) is Vice President-Sales with overall responsibility for traditional commercial segments. Mr. Zewe joined the Company in 1994 as General Manager of the Philadelphia regional laboratory and became Regional Vice President-Sales and Marketing for the mid-Atlantic region in August 1996. Mr. Zewe assumed his current position in October 1997. Prior to joining the Company, Mr. Zewe was with the Squibb Diagnostics Division of Bristol Myers Squibb, most recently serving as Vice President of Sales.


Item 11. Executive Compensation

The information called for by this Item is incorporated by reference to the information under the caption "Executive Compensation" appearing in the Proxy Statement. The information contained in the Proxy Statement under the captions "Compensation Committee Report" and "Performance Graph" is not incorporated herein by reference.


Item 12. Security Ownership by Certain Beneficial Owners and Management

The information called for by this Item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement.


Item 13. Certain Relationships and Related
Transactions

The information called for by this Item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" appearing in the Proxy Statement.

                                 Quest Diagnostics Incorporated : 1997 Form 10-K

PART IV
--------------------------------------------------------------------------------
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   Documents filed as part of this report:

      1. Index to financial statements and supplementary data filed as part of this report:

            Item                                                   Page
            -------------------------------------------------      ----
            Report of Independent Accountants                      F-1
            Consolidated Balance Sheets                            F-2
            Consolidated Statements of Operations                  F-3
            Consolidated Statements of Cash Flows                  F-4
            Consolidated Statements of Stockholders' Equity        F-5
            Notes to Consolidated Financial Statements             F-6
            Supplementary Data: Quarterly Operating Results        F-22
             (unaudited)

      2.    Financial Statement Schedule:

            Schedule II--Valuation Accounts and Reserves    F-23

      3.    Exhibits filed as part of this report:

            See (c) below.

      (b)   Reports on Form 8-K filed during the last quarter of 1997:

      On December 3, 1997, the Company filed a current report on Form 8-K (Date of Report: December 2, 1997) disclosing under Item 5 certain steps being taken to reduce excess capacity. See "Business-Acquisitions and Consolidations."

      (c)   Exhibits filed as part of this report:


Exhibit
Number      Description
--------    --------------------------------------------------------------------
   2.1      Form of Transaction Agreement among Corning Incorporated, Corning
            Life Sciences Inc., Corning Clinical Laboratories Inc. (Delaware),
            Covance Inc. and Corning Clinical Laboratories Inc. (Michigan), dated as of November 22, 1996 (filed as an exhibit to Corning
            Clinical Laboratories Inc.'s ("CCL") Registration Statement on Form
            10 (File No. 1-12215) and incorporated herein by this reference)
   3.1      Certificate of Incorporation of the Registrant (filed as an exhibit to CCL's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by this reference)
   3.2      By-Laws of the Registrant (filed as an exhibit to CCL's Registration
            Statement on Form 10 (File No. 1-12215) and incorporated herein by this reference)
   4.1      Form of Rights Agreement dated December 31, 1996 between Corning
            Clinical Laboratories Inc. and Harris Trust and Savings Bank as
            Rights Agent (filed as an Exhibit to CCL's Registration Statement on
            Form 10 (File No. 1-12215) and incorporated herein by reference).
  10.1      Form of Tax Sharing Agreement among Corning Incorporated, Corning
            Clinical Laboratories Inc. and Covance Inc. (filed as an Exhibit to
            CCL's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by this reference)
  10.2      Form of Spin-Off Distribution Tax Indemnification Agreement between
            Corning Incorporated and Corning Clinical Laboratories Inc. (filed as an Exhibit to CCL's Registration Statement on Form 10 (File No.
            1-12215) and incorporated herein by this reference)
  10.3      Form of Spin-Off Distribution Tax Indemnification Agreement between
            Corning Clinical Laboratories Inc. and Covance Inc. (filed as an
            Exhibit to CCL's Registration Statement on Form 10 (File No.
            1-12215) and incorporated herein by reference)
  10.4      Form of Spin-Off Distribution Tax Indemnification Agreement between
            Covance Inc. and Corning Clinical Laboratories Inc. (filed as an
            Exhibit to CCL's Registration Statement on Form 10 (File No.
            1-12215) and incorporated herein by reference)

Quest Diagnostics Incorporated : 1997 Form 10-K

  10.5 Form of Executive Retirement Supplemental Plan (filed as an Exhibit to CCL's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
  10.6 Form of Variable Compensation Plan (filed as an Exhibit to CCL's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
  10.7 Form of Employees Stock Purchase Plan (filed as an Exhibit to CCL's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
  10.8 Form of Employees Equity Participation Program (filed as an Exhibit to CCL's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
  10.9 Form of Profit Sharing Plan (filed as an Exhibit to CCL's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
  10.10 Form of Directors' Restricted Stock Plan (filed as an Exhibit to CCL's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
  10.11     Form of Termination of Directors' Restricted Stock Plan
  10.12 Form of Stock Option Plan for Non-Employee Directors (filed as an Exhibit to the Company's 1998 Proxy Statement and incorporated herein by reference)
  10.13 Form of Credit Agreement among Corning Clinical Laboratories Inc., the Banks named therein, NationsBank N.A., as Issuing Bank, Wachovia Bank of Georgia, N.A., as Swingline Bank, Morgan Guaranty Trust Company of New York, as Administrative Agent, and Morgan Guaranty Trust Company of New York, NationsBank, N.A. and Wachovia Bank of Georgia, N.A., as Arranging Agents, dated December 5, 1996 (filed as an Exhibit to CCL's Registration Statement on Form S-1 (File No. 333-15867) and incorporated herein by reference)
  10.14     Form of Amendment No. 1 to the Credit Agreement referred to in
            Exhibit 10.13
  10.15     Form of 10.75% Senior Subordinated Notes due 2006 (included in
            Exhibit 4.2) (filed as an Exhibit to CCL's Registration Statement on Form S-1 (File No. 333-15867) and incorporated herein by reference)
  10.16 Form of Indenture between Corning Clinical Laboratories Inc. and The Bank of New York, as Trustee, dated December 16, 1996 (filed as an Exhibit to CCL's Registration Statement on Form S-1 (File No.333-15867) and incorporated herein by reference)
  10.17 Employment Agreement between Corning Clinical Laboratories Inc. and Kenneth W. Freeman (filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)
    21.     Subsidiaries of Quest Diagnostics Incorporated
    23.     Consent of Price Waterhouse LLP
    27.     Financial Data Schedule

                                 Quest Diagnostics Incorporated : 1997 Form 10-K

Signatures

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Quest Diagnostics Incorporated


By   /s/ Kenneth W. Freeman    President and                   February 24, 1998
  --------------------------   Chief Executive Officer
        Kenneth W. Freeman

By   /s/ Robert A. Carothers   Vice President and              February 24, 1998
  --------------------------   Chief Financial Officer
        Robert A. Carothers

By   /s/ Robert A. Hagemann    Vice President and Controller   February 24, 1998
  --------------------------
        Robert A. Hagemann

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

                              Capacity                 Date
                              ------------------------ ------------------
 /s/ Kenneth W. Freeman       Chairman of the Board,   February 24, 1998
-------------------------     President and
       Kenneth W. Freeman     Chief Executive Officer


     /s/ Kenneth D. Brody     Director                 February 24, 1998
-------------------------
        Kenneth D. Brody

      /s/ Van C. Campbell     Director                 February 24, 1998
-------------------------
         Van C. Campbell

      /s/ Mary A. Cirillo     Director                 February 24, 1998
-------------------------
         Mary A. Cirillo

       /s/ David A. Duke      Director                 February 24, 1998
-------------------------
          David A. Duke

     /s/ Dan C. Stanzione     Director                 February 24, 1998
-------------------------
        Dan C. Stanzione

      /s/ Gail R. Wilensky    Director                 February 24, 1998
-------------------------
        Gail R. Wilensky

Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries Selected Historical Financial
Data

                                                                      Year Ended December 31,
                                        ------------------------------------------------------------------------------------
                                               1997               1996               1995           1994(a)         1993(a)
                                        ----------------- ------------------- ------------------ ------------- -------------
                                                                           (in thousands)
Operations Data:
Net revenues                               $1,528,695         $1,616,296         $1,629,388       $1,633,699    $1,416,338
Provisions for restructuring
 and other special charges                     48,688(b)         668,544(c)          50,560           79,814        99,600
Net income (loss)                             (22,260)          (625,960)           (52,052)(d)       28,345        34,197

Basic and diluted net loss per
 common share(e)                           $    (0.77)

Balance Sheet Data (at end of period):
Accounts receivable, net                   $  238,369         $  297,743         $  318,252       $  360,410    $  315,902
Total assets                                1,400,928          1,395,066          1,853,385        1,882,663     1,861,162
Long-term debt                                482,161            515,008          1,195,566        1,153,054     1,025,787
Stockholders' equity                          541,661            538,719            295,801          386,812       395,509

Other Data:
Net cash provided by (used in)
 operating activities                      $  176,267         $  (88,486)(f)     $   85,828       $   37,963    $   99,614
Net cash used in investing activities         (35,101)           (63,674)           (93,087)         (46,186)     (473,687)
Net cash (used in) provided by
 financing activities                         (21,465)           157,674              4,986            7,532       392,956
Adjusted EBITDA(g)                            153,800            166,358            176,521(d)       295,381       278,665
Bad debt expense                              118,223(h)         111,238            152,590(d)        59,480        47,240
Rent expense                                   47,940             49,713             46,900           49,400        46,900
Capital expenditures                           30,836             70,396             74,045           93,354        65,317

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

(b) Includes a charge of $16 million to write-down intangible assets as discussed in Note 5 to the Consolidated Financial Statements.

(c) Includes a charge of $445 million to reflect the write-down of intangible assets as discussed in Note 2 to the Consolidated Financial Statements.

(d) Includes a third quarter charge of $62 million to increase the provision for doubtful accounts resulting from billing systems implementation and integration problems at certain laboratories and increased regulatory requirements.

(e) Historical earnings per share data are not meaningful as the Company's historical capital structure is not comparable with the capital structure subsequent to the Spin-Off Distribution.

(f) Includes the payment of Damon and other billing related settlements totaling approximately $144 million and the settlement of amounts owed to Corning of $45 million.

(g) Adjusted EBITDA represents income (loss) before income taxes plus net interest expense, depreciation and amortization and special charges, including, in 1997, $6.8 million included in selling, general and administrative expense, primarily for additional provisions for doubtful accounts, to recognize the reduced recoverability of certain receivables from accounts which will no longer be served as a result of the Company's consolidation of its laboratory network. Adjusted EBITDA is presented and discussed because management believes that Adjusted EBITDA is a useful adjunct to net income and other measurements under generally accepted accounting principles since it is a meaningful measure of a leveraged company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to (i) net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

(h) Includes a fourth quarter charge of $5.3 million to increase the provision for doubtful accounts to recognize the reduced recoverability of certain receivables from accounts which will no longer be served as a result of the Company's consolidation plan.

                                 Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated Management's Discussion and Analysis of Financial Condition and Results of Operations


--------------------------------------------------------------------------------
Overview

In the last several years, Quest Diagnostics' business has been affected by significant government regulation, price competition and rapid change resulting from payors' efforts to control cost, utilization and delivery of health care services. As a result of these factors, Quest Diagnostics' profitability has been impacted by changes in the volume of testing and mix of payors, the prices and costs of its services and the level of bad debt expense. Increased government regulation focusing on health care cost containment has reduced testing and reimbursements and added costs for the clinical laboratory industry by increasing complexity and adding new regulatory requirements.

Payments for clinical laboratory services are made by the government, managed care organizations, insurance companies, physicians and patients. In recent years, there has been a significant shift away from traditional fee-for-service health care to managed health care, as employers and other payors of health care costs aggressively move the populations they control into lower cost plans. Managed care organizations frequently negotiate capitated payment contracts whereby health care providers receive a fixed monthly fee per covered individual for all services included under contract. Capitated contract arrangements shift the risks of increased testing to the clinical laboratory. The managed care industry is growing, as well as undergoing rapid consolidation, which has created large managed care companies that control the delivery of health care services for millions of people, and have significant bargaining power in negotiating fees with providers, including clinical laboratories. The growth of managed care and use of capitated agreements is expected to continue for the foreseeable future. The Company has begun to aggressively review the profitability of its existing and new business, including capitated agreements. Business that does not meet profitability guidelines is subject to pricing and service level adjustments to ensure an adequate profit level is achieved. These actions have favorably impacted prices but unfavorably impacted volume in 1997.

The clinical laboratory industry is subject to seasonal fluctuations in operating results and cash flows. During the summer months, year-end holiday periods and other major holidays, volume of testing declines, reducing net revenues and resulting cash flows below annual averages. Winter months are also subject to declines in testing volume due to inclement weather, which varies in severity from year to year.

The clinical laboratory industry is labor intensive. Approximately half of the Company's total costs and expenses are associated with employee compensation and benefits. Cost of services, which has approximated sixty percent of net revenues over the past several years, consists principally of costs for obtaining, transporting and testing specimens. Selling, general and administrative expenses consist principally of the cost of the sales force, billing operations (including bad debt expense), and general management and administrative support.

Spin-Off from Corning. On December 31, 1996, Corning distributed to its shareholders on a pro rata basis all of the shares of Quest Diagnostics. In conjunction with the Spin-Off Distribution, the Company was recapitalized by borrowing $500 million in long-term debt to repay Corning for certain intercompany borrowings, with the remaining intercompany borrowings contributed by Corning to Quest Diagnostics' capital. This recapitalization had the effect of reducing the Company's total debt by approximately $700 million. Additionally, coincident with the Spin-Off Distribution, the Company adopted a new accounting policy for evaluating the recoverability of intangible assets and measuring possible impairment which resulted in a $445.0 million reduction in the carrying value of intangible assets.


--------------------------------------------------------------------------------
Results of Operations

Year Ended December 31, 1997 Compared with Year Ended December 31, 1996. Reported earnings improved from the prior year principally due to a reduced level of special charges and lower interest and amortization expense in 1997. Improved pricing and ongoing cost reduction efforts principally offset the impact on operating earnings of lower volume.


Net Revenues

Net revenues decreased by $87.6 million from the prior year, principally due to declines in base clinical testing volume of 7.3%, the sale in November 1996 of a majority share of the Company's imaging business and the July 1997 contribution of the Company's Arizona operations to a joint venture. These decreases were partially offset by a 2.9% improvement in average prices of clinical testing and a small strategic acquisition in Connecticut in May 1997. The clinical testing volume decline is primarily attributable to intense competition for existing business, changes in physician ordering patterns resulting from government regulations requiring documentation of the medical necessity

Quest Diagnostics Incorporated : 1997 Form 10-K of testing and the Company's increased selectiveness in retaining and pursuing new business. The price increase is the result of the Company's increased selectiveness in retaining and pursuing new business.


Costs and Expenses

Total operating costs declined $76.2 million from the prior year. Approximately $34 million of the decline was attributable to the sale of the majority share of the Company's imaging business and the July 1997 contribution of the Company's Arizona operations to a joint venture. The Company's efforts to reduce its operating cost structure have had a favorable impact on costs as a percentage of net revenue. However, this benefit was principally offset by lower volume and a $6.8 million charge included in selling, general and administrative expense related to the Company's consolidation of its laboratory network. Plans, including the consolidation of its laboratory network, are being implemented to further reduce the Company's cost structure.

Cost of services, as a percentage of revenues, decreased to 60.7% from 62.5% in the prior year, reflecting the Company's progress in reducing its cost structure and the sale of the majority share of its imaging business. Selling, general and administrative expenses, as a percentage of revenues, increased to 32.8% from 30.6% in the prior year. The increase is primarily the effect of reduced revenues without a proportionate cost decrease, a special charge of $6.8 million related to the Company's consolidation of its laboratory network and an increase in bad debt expense. The $6.8 million charge consists primarily of additional provisions for doubtful accounts and recognizes the Company's estimate, based on prior experience, of the reduced recoverability of certain receivables from accounts which will no longer be served as a result of the consolidation plan. Excluding the charge, bad debt expense was 7.4% of net revenues compared to 6.9% in the prior year. While bad debt expense was above the prior year level for the first half of the year, excluding the charge, it was below the prior year level during the second half of the year, reflecting progress made in dealing with the Medicare medical necessity documentation requirements enforced during 1997. These requirements, when initially imposed or subsequently expanded, increase the backlog of unbilled requisitions and further complicate the billing process. The Company has successfully dealt with these requirements in most of its billing sites where they were imposed earlier, and is leveraging the processes and experiences from those locations in addressing the additional requirements at its billing operations which have not been fully impacted. Additional efforts to improve billing operations are being made and are expected to lower bad debt expense below the 1997 rate in 1998.*

Net interest expense decreased from the prior year by $33.9 million primarily due to reduced debt levels as a result of Corning forgiving in excess of $700 million of intercompany debt in connection with the Spin-Off Distribution.

Amortization of intangible assets decreased from the prior year by $17.7 million principally due to the write-down of intangible assets coincident with the Spin-Off Distribution, as well as certain other intangible assets having become fully amortized.

In the fourth quarter of 1997, the Company recorded special charges totaling $55.5 million in connection with a series of actions aimed at reducing excess capacity in its network of clinical laboratories through facility reductions and consolidations. As noted earlier, $6.8 million of the charges was included in selling, general and administrative expense. The remaining $48.7 million has been presented separately and consisted primarily of workforce reduction programs, costs associated with exiting a number of lease facilities, the write-off of certain assets and a $16.0 million write-down of intangible assets to reflect the estimated impairment as a result of the Company's consolidation activities.

During 1996, the Company recorded special charges totaling $668.5 million. These charges consisted primarily of a $445.0 million write-down of intangible assets associated with the Company's adoption of a new accounting policy; $188.0 million to establish additional reserves associated with government and other claims primarily related to billing activities at certain laboratories of Damon and Nichols prior to their acquisition by the Company; and $21.9 million associated with the Company's spin-off from Corning.

The change in other, net compared with the prior year is primarily the result of the current year including charges related to the integration of a small, strategic acquisition completed in Connecticut and the Company's contribution of its Arizona business to a joint venture, and the prior year including gains on the sale of several small investments and the favorable settlement of a contractual obligation.


--------------------------------------------------------------------------------
* This is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and is based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncer-tainties include the impact upon the Company's volume and expenses result-ing from compliance with Medicare administrative policies and computer or other system failures. See "Business--Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (c), (d) and (j).

                                 Quest Diagnostics Incorporated : 1997 Form 10-K

The Company's effective tax rate is significantly impacted by goodwill amortization, a majority of which is not deductible for tax purposes, and has the effect of increasing the overall tax rate or reducing the tax benefit rate. The Company's 1997 tax rate was also impacted by the write-down of intangible assets which was not deductible for tax purposes. The effect of this non-deductibility is particularly pronounced when amortization and other non-deductible charges increase in proportion to pre-tax earnings, as was the case in both 1997 and 1996.

Year Ended December 31, 1996 Compared with Year Ended December 31, 1995. Earnings were substantially below those for the prior year due principally to special charges, price declines, increases in salaries and wages, and unusually severe winter weather experienced during the first quarter of 1996.


Net Revenues

Net revenues decreased by $13.1 million from the prior year, principally due to average price declines of approximately 3%, partially offset by a 0.6% increase in clinical testing volume and increased revenues from the Company's nonclinical businesses. Adversely affecting the volume growth was unusually severe winter weather in the northeastern and central parts of the United States during the first quarter of 1996. While the prices for laboratory tests were stable over the course of the year, they were lower than 1995 when prices declined steadily. The majority of the price declines for 1996 compared to 1995 resulted from changes in reimbursement policies of various third-party payors, shifts in volume to lower-priced managed care business, and intense price competition in the industry. Also contributing to the price declines was a reduction in Medicare fee schedules effective January 1, 1996, which accounted for approximately a 1% decrease in net revenues.


Costs and Expenses

Cost of services increased by 2.4% as a percentage of net revenues from the prior year. The increase was due principally to the effects of declining prices and increases in salaries and wages associated with improving customer service levels and wage adjustments.

Selling, general and administrative expenses decreased by $27.9 million, or 1.5% as a percentage of net revenues from the prior year. The decrease was due principally to a reduction in bad debt expense, which decreased by $41.4 million to 6.9% of net revenues from 9.4% of net revenues in 1995, and was partially offset by costs associated with developing and implementing strategic action plans and operating improvement plans. The reduction in bad debt expense results primarily from the unusually high level of bad debt expense in the prior year, which included a charge of $62 million to increase receivable reserves. The Company has established, and maintains, rigorous programs to improve the effectiveness of its billing and collection operations. The established programs include standard policies and procedures, employee training programs and regular reporting and tracking of key measures by senior management. The implementation of these programs during the fourth quarter of 1995 has aided in reducing bad debt expense. However, additional requirements to provide documentation of the medical necessity of testing added to the backlog of unbilled receivables and caused bad debt expense during the second half of 1996 to increase above the rate the Company had experienced during the first half of 1996.

Net interest expense decreased by $7.1 million from the prior year as a result of Corning contributing greater than $700 million of intercompany debt to the Company's equity during the fourth quarter. Amortization of intangible assets decreased below the prior year level by $3.0 million due to certain intangible assets having been fully amortized.

In the second quarter of 1996, as a consequence of an investigation begun in 1993, the DOJ notified Quest Diagnostics that it had taken issue with payments related to certain tests received by Damon from federally funded health care programs prior to the acquisition of Damon by the Company. During 1996, management met with the DOJ several times to evaluate the substance of the government's allegations. During the second and third quarters, the Company recorded charges totaling $188.0 million to establish additional reserves associated with government and other claims primarily related to billing practices at certain laboratories of Damon and Nichols Institute prior to their acquisition. During the fourth quarter, the Company entered into an agreement with the DOJ to pay $119 million to settle all federal and Medicaid claims related to the billing by Damon of certain blood test series for federally sponsored health care programs. Corning contributed $119 million to the Company's capital to fund the payment of the Damon settlement. See Note 14 to the Consolidated Financial Statements.

In the third quarter of 1996 the Company recorded a charge of $13.7 million to write off capitalized software as a result of its decision to abandon what had been intended as its company-wide billing system. Management now plans to standardize billing systems using a system already implemented in several of its sites.

Quest Diagnostics Incorporated : 1997 Form 10-K

In the fourth quarter of 1996, Quest Diagnostics recorded a non-recurring charge of $21.9 million. The charge consisted of the cost to fund an employee stock ownership plan ($11.7 million) and fees for advisors and other costs associated with establishing Quest Diagnostics as an independent entity.

Coincident with the Spin-Off Distribution, the Company adopted a new accounting policy for evaluating the recoverability of its intangible assets and measuring possible impairment based on the estimated amount for which each of its regional laboratories could be sold in an arm's-length transaction. Management believes fair value is a better indicator of the extent to which the intangible assets may be recoverable and therefore, may be impaired. The change in policy resulted in the Company recording a non-cash charge of $445.0 million. See Note 2 to the Consolidated Financial Statements.

In the second quarter of 1995, the Company recorded a provision for restructuring totaling $33.0 million primarily for work force reduction programs and the costs of exiting a number of leased facilities. Additionally, in the first quarter of 1995 the Company recorded a special charge of $12.8 million for the settlement of claims related to the inadvertent billing of certain laboratory tests that were not completely and/or successfully performed or reported due to insufficient samples and/or invalid results.

Gains on the sale of several small investments and the favorable settlement of a contractual obligation, both of which occurred in 1996, accounted for the majority of the change in other, net compared to the prior year.

Quest Diagnostics' effective tax rate is significantly impacted by goodwill amortization which is not deductible for tax purposes. This had the effect of reducing the tax benefit rate of the Company in both 1996 and 1995. The Company's 1996 tax rate was also impacted by the write-down of intangible assets which was not deductible for tax purposes. The effect of this non-deductibility is particularly pronounced when amortization and other non-deductible charges increase in proportion to pre-tax earnings, as was the case in both 1996 and 1995.


--------------------------------------------------------------------------------
Liquidity and Capital Resources

Cash and cash equivalents at December 31, 1997 increased from 1996 to $161.7 million, an increase of $119.7 million from the prior year end balance. The increase resulted from operating activities which provided cash of $176.3 million, partially offset by investing and financing activities which required cash of $56.6 million. Cash and cash equivalents for the year ended December 31, 1996 increased from 1995 by $5.5 million due to financing activities which provided cash of $157.7 million, partially offset by operating and investing activities which used cash of $152.2 million.

Net cash from operating activities in 1997 increased compared to 1996 primarily due to a reduction in payments associated with restructuring and other special charges, improvements in billing operations, and changes in accounts payable and accrued expense levels. Net cash from operating activities for the year ended December 31, 1996 decreased from the prior year as a result of reduced earnings, payment of billing related settlements totaling approximately $144 million, and the settlement of amounts owed to Corning. Improvements in the billing operations during 1997 and 1996 have led to an improvement in the number of days sales outstanding. The number of days sales outstanding, a measure of billing and collection efficiency, was 63 days at December 31, 1997 compared to 73 days at December 31, 1996 and 76 days at December 31, 1995.

Net cash used for investing activities for the year ended December 31, 1997 was below the prior year level primarily due to reduced capital spending partially offset by payment for a small, strategic acquisition in 1997. Cash used for investing activities for the year ended December 31, 1996 was below the prior year level due to reduced acquisition activity and the sale of several small investments during 1996.

Net cash used in financing activities in 1997 consisted primarily of the Company's repayment of $19.3 million on its revolving Working Capital Facility, as defined in Note 9 to the Consolidated Financial Statements. Other than for the reduction for outstanding letters of credit, which currently approximate $6.4 million, all of the revolving Working Capital Facility is currently available for borrowing. Net cash provided by financing activities for the year ended December 31, 1996 increased above the prior year level primarily due to Corning's contribution of $119.1 million to capital to fund the Damon settlement and a reduction in dividends paid to Corning. Financing activities in 1995 consisted principally of dividend payments to, and net borrowing activities with, Corning.

The Company estimates that it will invest approximately $60 million to $70 million during 1998 for capital expenditures, principally related to investments in information technology infrastructure and equipment

                                 Quest Diagnostics Incorporated : 1997 Form 10-K
and facility upgrades.* The Company expects to expand its operations principally through internal growth and accelerated growth in strategic markets and related lines of business. The Company expects such activities will be funded from existing cash and cash equivalents, cash flow from operations, and, if necessary, borrowings under the Working Capital Facility. Quest Diagnostics believes that the Working Capital Facility will be sufficient to meet both its short-term and its foreseeable financing needs. As a result, the Company believes it has sufficient financial flexibility and sufficient access to funds to meet seasonal working capital requirements, to fund capital expenditures and to fund growth opportunities.

During February 1998 Quest Diagnostics' Board of Directors authorized a limited share repurchase program which permits the Company to repurchase up to $27 million of its outstanding common stock through 1999. The program is intended to mitigate the dilutive impact on earnings per share from issuing new shares for certain of the Company's employee benefit plans. These limited repurchases are permitted under both the Company's Credit Agreement and the Notes, defined in Note 9 to the Consolidated Financial Statements.

The Company does not anticipate paying dividends on its common stock in the foreseeable future. The Credit Agreement prohibits the payment of cash dividends and the Notes restrict the Company's ability to pay cash dividends on its common stock. These restrictions are primarily based on a percentage of the Company's earnings, as defined. Additionally, the Credit Agreement contains various customary affirmative and negative covenants, including the maintenance of certain financial ratios and tests, and limitations on common stock repurchases.

Periodically, there may be acquisitions or other growth opportunities which will require additional external financing, and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities. There can be no assurance that such financing will be available on terms acceptable to the Company.

Management believes that Quest Diagnostics' successful implementation of its business strategy, together with the indemnification by Corning against monetary fines, penalties or losses from outstanding government claims, will enable it to generate strong cash flows.** Additionally, management believes that these actions, together with the Company's leading market position or low cost provider status in a number of geographic regions accounting for the majority of its net revenues, will aid the Company in meeting the ongoing challenges in the clinical laboratory industry brought on by growth in managed care and increased regulatory complexity.**


Adjusted EBITDA

Adjusted EBITDA represents income (loss) before income taxes plus net interest expense, depreciation and amortization and special charges, including a $6.8 million charge included in selling, general and administrative expenses related to the Company's consolidation of its laboratory network in 1997. Adjusted EBITDA is presented and discussed because management believes it is a useful adjunct to net income and other measurements under generally accepted accounting principles. Additionally, management believes it is a meaningful measure of a leveraged company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to (i) net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

Adjusted EBITDA for 1997 was $153.8 million, or 10.1% of net revenues. Adjusted EBITDA for the prior period was $166.4 million, or 10.3% of net revenues. The decline was principally due to changes in physician ordering patterns, intense competition for exist-



--------------------------------------------------------------------------------
* These are forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and are based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncertainties include computer or other system failures, including failure resulting from the Year 2000 problem, and the development of technologies that substantially alter the practice of medicine. See "Business--Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigations Reform Act of 1995." In particular, see factors (j), (k) and (l).

--------------------------------------------------------------------------------
** This is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and is based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncertainties include heightened competition; changes in payor mix; failure to retain existing customers, including by reason of consolidation of certain laboratories; computer or other system failures; development of technologies that substantially alter the practice of medicine; and changes in interest rates. See "Business--Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (a), (b), (c), (d), (e), (f), (j) and (m).

Quest Diagnostics Incorporated : 1997 Form 10-K ing business and the Company's increased selectiveness in retaining and pursuing new business, which have reduced volume at a rate greater than that at which costs have been reduced. However, Adjusted EBITDA increased as a percentage of net revenues from the prior year for the six months ended December 31, 1997, reflecting the Company's continued progress in reducing its cost structure.

Adjusted EBITDA for 1996 was $166.4 million, or 10.3% of net revenues. Adjusted EBITDA for the prior period was $176.5 million, or 10.8% of net revenues. The decline in Adjusted EBITDA was principally due to price declines and increases in salaries and wages associated with improving customer service levels partially offset by a reduction in bad debt expense.


--------------------------------------------------------------------------------
Outlook

Those factors which impacted volume during 1997 will continue to negatively impact volume in 1998. In addition, the Company's actions to reduce excess capacity through facility consolidations will further reduce volume, but are expected to improve overall profitability. By the beginning of 1999, when the actions are fully implemented, annual benefits are expected to be in excess of $20 million before taxes.*

During 1998, the Company will begin deploying a new test requisition designed to comply with the new disease-oriented test panels recommended by the American Medical Association for Medicare and Medicaid patients. When these new panels become mandatory on April 1, 1998, the Company believes that they will have a negative impact on revenues. However, the Company believes that this decrease may be partially offset by revenues that result from patients electing to pay for tests not covered by Medicare.** While the introduction of these new panels could have a material adverse effect on the Company's results of operations, management does not believe that these changes will have a material adverse effect on its overall financial condition.


--------------------------------------------------------------------------------
Year 2000 Readiness

The Company has taken actions to understand the nature and the extent of the work required to make its computer systems and information infrastructure Year 2000 compliant and has begun work to prepare its computer-based systems for the Year 2000. Actions include replacing existing systems to standardized platforms that are Year 2000 compliant as well as updating existing legacy systems. The Company continues to evaluate the estimated costs associated with these efforts based on actual experience. Current estimates to prepare the Company's computer systems for the Year 2000 are $60 million to $70 million, of which approximately 40% to 50% will be capitalized. While these efforts will involve additional costs, the Company believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its operations or financial position.***


--------------------------------------------------------------------------------
Inflation

The Company believes that inflation generally does not have a material adverse effect on its operations or financial condition because the majority of its contracts are short-term.


--------------------------------------------------------------------------------


* This is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and is based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncertainties include the impact upon the Company's revenues and expenses resulting from compliance with Medicare administrative policies; failure to retain existing customers including by reason of consolidation of certain laboratories; computer or other system failures; and development of technologies that substantially alter the practice of medicine. See "Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (c), (d), (f), (j) and (k).

** This is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and is based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncertainties include the impact upon the Company's revenues and expenses resulting from compliance with Medicare administrative policies. See "Business--Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factor (d).

*** This is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and is based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncertainties include computer or other system failures, including failure resulting from the Year 2000 problem. See "Business--Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (j) and (k).

                                 Quest Diagnostics Incorporated : 1997 Form 10-K

Report of Independent Accountants



[PRICE WATERHOUSE LOGO]


To the Board of Directors and Stockholders of Quest Diagnostics Incorporated


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a) 1. and 2. on page 25 present fairly, in all material respects, the financial position of Quest Diagnostics Incorporated and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


As discussed in Note 2, the Company adopted a new accounting policy for evaluating the recoverability of intangible assets during 1996.





Price Waterhouse LLP
New York, New York
January 23, 1998.

                                 Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries
Consolidated Balance Sheets

                                                      December 31, 1997 and 1996
                                           (in thousands, except per share data)


Assets                                                     1997          1996

Current assets:
--------------------------------------------------------------------------------
  Cash and cash equivalents                            $  161,661    $   41,960
  Accounts receivable, net of allowance
   of $89,870 and $115,018 at December 31, 1997
   and 1996, respectively                                 238,369       297,743
  Inventories                                              30,360        28,524
  Deferred taxes on income                                 97,471        98,162
  Due from Corning Incorporated                            31,600        30,894
  Prepaid expenses and other current assets                12,423        13,682
--------------------------------------------------------------------------------
  Total current assets                                    571,884       510,965
Property, plant and equipment, net                        250,223       287,749
Intangible assets, net                                    513,779       546,457
Deferred taxes on income                                   23,182        20,420
Other assets                                               41,860        29,475
--------------------------------------------------------------------------------
Total assets                                           $1,400,928    $1,395,066
                                                       ========================

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------
Current liabilities:
  Accounts payable and accrued expenses                $  244,885    $  206,701
  Short-term borrowings                                    32,648        20,785
  Income taxes payable                                     17,613        21,946
--------------------------------------------------------------------------------
  Total current liabilities                               295,146       249,432
Long-term debt                                            482,161       515,008
Other liabilities                                          81,961        91,907
--------------------------------------------------------------------------------
  Total liabilities                                       859,268       856,347
--------------------------------------------------------------------------------

Commitments and contingencies

Stockholders' equity:
--------------------------------------------------------------------------------
  Preferred stock                                           1,000         1,000
  Common stock, par value $0.01 per share;
   100,000 shares authorized; 29,986 and
   28,822 shares issued at December 31, 1997
   and 1996, respectively                                     300           288
  Additional paid-in capital                            1,198,194     1,170,152
  Accumulated deficit                                    (650,281)     (627,892)
  Cumulative translation adjustment                        (1,170)         (619)
  Market valuation adjustment                              (1,345)       (4,210)
  Unearned compensation                                    (5,038)           --
--------------------------------------------------------------------------------
  Total stockholders' equity                              541,660       538,719
--------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $1,400,928    $1,395,066
                                                       ========================

The accompanying notes are an integral part of these statements.

Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries
Consolidated Statements of Operations

                            For the Years Ended December 31, 1997, 1996 and 1995
                                          (in thousands, except per share data)


                                              1997         1996         1995

Net revenues                               $1,528,695   $1,616,296   $1,629,388

Costs and expenses:
--------------------------------------------------------------------------------
  Cost of services                            927,864    1,010,875      980,232
  Selling, general and administrative         502,123      495,323      523,271
  Interest expense, net                        40,996       74,918       82,016
  Amortization of intangible assets            23,951       41,625       44,656
  Provisions for restructuring and
    other special charges                      48,688      668,544       50,560
  Other, net                                    4,131        1,213        6,221
--------------------------------------------------------------------------------
  Total                                     1,547,753    2,292,498    1,686,956
--------------------------------------------------------------------------------

Loss before taxes                             (19,058)    (676,202)     (57,568)
Income tax expense (benefit)                    3,202      (50,242)      (5,516)
--------------------------------------------------------------------------------
Net loss                                   $  (22,260)  $ (625,960)  $  (52,052)
                                           ====================================

Basic and diluted net loss
per common share                           $    (0.77)
                                           ==========

The accompanying notes are an integral part of these statements.

                                 Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

                            For the Years Ended December 31, 1997, 1996 and 1995
                                                                  (in thousands)




                                               1997         1996         1995

Cash flows from operating activities:
--------------------------------------------------------------------------------
Net loss                                   $  (22,260)  $ (625,960)  $  (52,052)
Adjustments to reconcile net loss
 to net cash provided by (used in)
 operating activities:
 Depreciation and amortization                 76,397       99,098      101,513
 Provision for doubtful accounts              118,223      111,238      152,590
 Provisions for restructuring and
  other special charges                        48,688      668,544       50,560
 Deferred income tax provision                 (1,090)      (4,472)     (32,384)
 Other, net                                     6,117          558        8,303
 Changes in operating assets and
  liabilities:
  Accounts receivable                         (63,865)     (94,657)    (109,500)
  Accounts payable and accrued expenses        27,835      (16,671)      14,604
  Restructuring, settlement and
   integration provisions                     (16,703)    (160,627)     (57,768)
  Due from/to Corning Incorporated
  and affiliates                                8,755      (44,729)       2,934
  Other assets and liabilities, net            (5,830)     (20,808)       7,028
--------------------------------------------------------------------------------

Net cash provided by (used in)
operating activities                          176,267      (88,486)      85,828
--------------------------------------------------------------------------------

Cash flows from investing activities:
--------------------------------------------------------------------------------
 Capital expenditures                         (30,836)     (70,396)     (74,045)
 Proceeds from disposition of assets           10,397       11,989        2,880
 Acquisition of businesses,
  net of cash acquired                        (16,000)          --      (22,907)
 Decrease (increase) in investments             1,338       (5,267)         985
--------------------------------------------------------------------------------
Net cash used in investing activities         (35,101)     (63,674)     (93,087)
--------------------------------------------------------------------------------

Cash flows from financing activities:
--------------------------------------------------------------------------------
 Net (repayments) borrowings under
 Working Capital Facility                     (19,300)      19,300           --
 Proceeds from borrowings                          --      559,342       55,729
 Repayment of long-term debt                   (2,067)    (528,178)     (13,784)
 Payment of debt issuance costs                    --      (10,681)          --
 Contribution of capital from
 Corning Incorporated                              --      119,063           --
 Dividends paid                                   (98)      (1,172)     (36,959)
--------------------------------------------------------------------------------

Net cash (used in) provided by
 financing activities                         (21,465)     157,674        4,986
--------------------------------------------------------------------------------

Net change in cash and cash equivalents       119,701        5,514       (2,273)
Cash and cash equivalents,
 beginning of year                             41,960       36,446       38,719
--------------------------------------------------------------------------------

Cash and cash equivalents, end of year     $  161,661   $   41,960   $   36,446
                                           ====================================


The accompanying notes are an integral part of these statements.

                                 Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries
Consolidated Statements of Stockholders' Equity

                            For the years ended December 31, 1997, 1996 and 1995
                                                                  (in thousands)

                                                               Retained
                                               Additional      Earnings        Cumulative     Market                        Total
                         Preferred   Common      Paid-in     (Accumulated     Translation    Valuation     Unearned     Stockholders
                           Stock      Stock      Capital       Deficit)        Adjustment   Adjustment   Compensation      Equity
------------------------------------------------------------------------------------------------------------------------------------
Balance,
 December 31, 1994         $   --     $ --     $  297,823     $   85,893       $  3,096      $     --      $     --     $   386,812
Net loss                                                         (52,052)                                                   (52,052)
Dividends paid to
 Corning Incorporated                                            (36,959)                                                   (36,959)
Translation adjustment                                                             (771)                                       (771)
Market valuation
 adjustment                                                                                    (1,229)           --          (1,229)
------------------------------------------------------------------------------------------------------------------------------------

Balance,
 December 31, 1995             --       --        297,823         (3,118)         2,325        (1,229)           --         295,801
Net loss                                                        (625,960)                                                  (625,960)
Dividends paid to
 Corning Incorporated                                             (1,172)                                                    (1,172)
Issuance of preferred
 stock                      1,000                  (1,000)                                                                       --
Capital contribution
 and Spin-Off
 Distribution
 (28,043 shares)                       280        861,683                                                                   861,963
Establishment of
 employee stock
 ownership plan
 (779 shares)                            8         11,646                                                                    11,654
Translation adjustment                                             2,358         (2,944)                                       (586)
Market valuation
 adjustment                                                                                    (2,981)                       (2,981)
------------------------------------------------------------------------------------------------------------------------------------

Balance,
 December 31, 1996          1,000      288      1,170,152       (627,892)          (619)       (4,210)           --         538,719
Net loss                                                         (22,260)                                                   (22,260)
Preferred dividends
 declared                                                           (129)                                                      (129)
Issuance of common
 stock under benefit
 compensation plans
 (1,164 shares)                         12         18,501                                                    (6,975)         11,538
Capital contribution                                9,541                                                                     9,541
Translation adjustment                                                             (551)                                       (551)
Market valuation
 adjustment                                                                                     2,865                         2,865
Amortization of
 unearned
 compensation                                                                                                 1,937           1,937
------------------------------------------------------------------------------------------------------------------------------------

Balance,
 December 31, 1997         $1,000     $300     $1,198,194     $ (650,281)      $ (1,170)     $ (1,345)     $ (5,038)    $   541,660
                           ========================================================================================================


The accompanying notes are an integral part of these statements.

Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries           (dollars in thousands,
Notes to Consolidated Financial Statements           unless otherwise indicated)


--------------------------------------------------------------------------------
1. Basis of Presentation


Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") is one of the largest clinical laboratory testing businesses in the United States. Prior to January 1, 1997, Quest Diagnostics was a wholly-owned subsidiary of Corning Incorporated ("Corning"). On December 31, 1996, Corning distributed all of the outstanding shares of common stock of the Company to the stockholders of Corning, with one share of common stock of the Company being distributed for each eight shares of outstanding common stock of Corning. This distribution was followed immediately by the distribution to the stockholders of the Company of all the outstanding common stock of Covance Inc. ("Covance") (formerly Corning Pharmaceutical Services Inc.), with one share of common stock of Covance being distributed for each four shares of outstanding common stock of Corning. These two distributions are collectively referred to as the "Spin-Off Distribution." The result was the creation of two new independent, publicly-owned companies. Prior to the Spin-Off Distribution, Corning received a ruling from the Internal Revenue Service that the Spin-Off Distribution would be tax-free. In conjunction with the Spin-Off Distribution, Corning, Quest Diagnostics and Covance entered into a transaction agreement and tax indemnification and tax sharing agreements. The transaction agreement provides for, among other things, Corning to indemnify the Company against all settlements for government claims pending at December 31, 1996 (see Note 14). Additionally, in conjunction with the Spin-Off Distribution, the Company borrowed $500 million in long-term debt to repay Corning for certain intercompany borrowings. The remaining intercompany debt was contributed by Corning to the Company's equity.


--------------------------------------------------------------------------------
2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of all entities controlled by the Company. The equity method of accounting is used for investments in affiliates which are not Company controlled and in which the Company's interest is generally between 20 and 50 percent. The Company's share of the net income or loss of its equity investments is included in other, net. All significant intercompany accounts and transactions are eliminated.

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


Revenue Recognition

The Company generally recognizes revenue for services rendered upon completion of the testing process. Billings for services under third-party payor programs, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on final settlement with the third-party payors, are recorded upon settlement. In 1997, 1996 and 1995, approximately 20%, 21% and 23%, respectively, of net revenues were generated by Medicare and Medicaid programs.


Concentrations of Credit Risk

Concentrations of credit risk with respect to accounts receivable are limited due to the diversity of the Company's clients as well as their dispersion across many different geographic regions.


Taxes on Income

The Company uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.


Cash and Cash Equivalents

Cash and cash equivalents include all highly-liquid investments with maturities, at the time acquired by the Company, of three months or less.


Inventories

Inventories, which consist principally of supplies, are valued at the lower of cost (first in, first out method) or market.


                                 Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries           (dollars in thousands,
Notes to Consolidated Financial Statements           unless otherwise indicated)
(Continued)


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

Coincident with the Spin-Off Distribution, management adopted a new accounting policy for evaluating the recoverability of intangible assets and measuring possible impairment under Accounting Principles Board Opinion No. 17, "Intangible Assets". Most of the Company's intangible assets resulted from purchase business combinations in 1993. Significant changes in the clinical laboratory and health care industries subsequent to 1993, including increased government regulation and movement from traditional fee-for-service care to managed cost health care, had caused the fair value of the intangible assets to be significantly less than historical carrying value. Management believes that a valuation of intangible assets based on the amount for which each regional laboratory could be sold in an arm's-length transaction is preferable to using projected undiscounted pre-tax cash flows. The Company believes fair value is a better indicator of the extent to which the intangible assets may be recoverable and therefore, may be impaired. This change in method of evaluating the recoverability of intangible assets resulted in a charge of $445.0 million to operations in 1996 to reflect the impairment of intangible assets, which is included in provisions for restructuring and other special charges.

The fair value method is applied to each of the regional laboratories. Management's estimate of fair value is primarily based on multiples of forecasted revenue or multiples of forecasted earnings before interest, taxes, depreciation and amortization ("EBITDA"). The multiples are primarily determined based upon publicly available information regarding comparable publicly-traded companies in the industry, but also considered (i) the financial projections of each regional laboratory, (ii) the future prospects of each regional laboratory, including its growth opportunities, managed care concentration and likely operational improvements, and (iii) comparable sales prices, if available. Multiples of revenues are used to estimate fair value in cases where the Company believes that the likely acquirer of a regional laboratory would be a strategic buyer within the industry which would realize synergies from such an acquisition. In regions where management does not believe there is a potential strategic buyer within the industry, and, accordingly, believes the likely buyer would not have synergy opportunities, multiples of EBITDA are used for estimating fair value. Regional laboratories with lower levels of profitability valued using revenue multiples would generally be ascribed a higher value than if multiples of EBITDA were used, due to assumed synergy opportunities. Management's estimate of fair value is currently based on multiples of revenue primarily ranging from 0.5 to 0.7 times revenue and on multiples of EBITDA primarily ranging from 5 to 6 times EBITDA. While management believes the estimation methods are reasonable and reflective of common valuation practices, there can be no assurance that a sale to a buyer for the estimated value ascribed to a regional laboratory could be completed. Changes to the method of valuing regional laboratories will be made only when there is a significant and fundamental change in facts and circumstances, such as significant changes in market position or the entrance or exit of a significant competitor from a regional market. No changes were made to the method of valuing regional laboratories in 1997.

On a quarterly basis, management performs a review of each regional laboratory to determine if events or changes in circumstances have occurred which could have a material adverse effect on the fair value of the business and its intangible assets. If such events or changes in circumstances were deemed to have occurred, management would consult with one or more of its advisors in estimating the impact on fair value of the regional laboratory. Should the estimated fair value of a regional laboratory be less than the net book value for such laboratory at the end of a quarter, the Company will record a charge to operations to recognize an impairment of its intangible assets for

Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries           (dollars in thousands,
Notes to Consolidated Financial Statements           unless otherwise indicated)
(Continued)


such difference. During 1997, the Company recorded a charge of $16.0 million related to the impairment of intangible assets (see Note 5).


Investments

The Company accounts for investments in equity securities, which are included in other assets, in conformity with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which requires the use of fair value accounting for trading or available-for-sale securities. Unrealized losses for available-for-sale securities are recorded as a separate component within stockholders' equity. Investments in equity securities are not material to the Company.


Earnings Per Share

Earnings per share are computed by dividing net income (loss), less dividends on the Company's Preferred Stock, by the weighted average number of common shares outstanding. Basic and diluted earnings per share are based upon the weighted average number of shares outstanding during 1997 of 29.2 million shares. Potentially dilutive common shares result primarily from stock options. Earnings per share data for 1996 and 1995 are not meaningful as the Company's historical capital structure is not comparable with the capital structure subsequent to the Spin-Off Distribution.


New Accounting Pronouncement

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The Company is in the process of determining its preferred format. The adoption of SFAS 130 will have no impact on the Company's consolidated results of operations, financial position or cash flows.


--------------------------------------------------------------------------------
3. Taxes on Income

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

The Company, Corning, and Covance also entered into tax indemnification agreements that generally restrict the Company and Covance for a period of two years after the Spin-Off Distribution from taking certain actions that might jeopardize the favorable tax treatment of the Spin-Off Distribution and that provide Corning with certain rights of indemnification against the Company and Covance. Additionally, the tax indemnification agreements provide the Company and Covance with certain rights of indemnification against each other. The tax indemnification agreements also require the Company and Covance to take such actions as Corning may reasonably request to preserve the favorable tax treatment provided for in any rulings obtained from the Internal Revenue Service in respect of the Spin-Off Distribution.

The Company's pre-tax net loss for 1997 consisted of approximately $16.7 million from U.S. operations and approximately $2.4 million from foreign operations. The Company's pre-tax loss from foreign operations was immaterial for 1996 and 1995.

The components of the provision (benefit) for income taxes for 1997, 1996 and 1995 are as follows:


                                             1997          1996          1995
                                            -----------------------------------
Current:
 Federal                                    $3,904       $(47,429)      $22,786
 State and local                               223            765         3,556
 Foreign                                       165            894           526

Deferred:
 Federal                                      (885)         2,524       (28,109)
 State and local                              (205)        (6,996)       (4,275)
                                            -----------------------------------
  Total                                     $3,202       $(50,242)      $(5,516)
                                            ===================================

                                 Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries           (dollars in thousands,
Notes to Consolidated Financial Statements           unless otherwise indicated)
(Continued)


A reconciliation of the federal statutory rate to the Company's effective tax rate for 1997, 1996 and 1995 is as follows:


                                                    1997       1996       1995
                                                    ---------------------------
Tax provision (benefit)
  at statutory rate                                (35.0%)    (35.0%)    (35.0%)
State and local income taxes,
  net of federal tax benefit                         0.1%      (0.6%)     (0.8%)
Non-deductible goodwill amortization                25.8%       1.4%      17.6%
Non-deductible write-down
  of intangible assets                              29.4%      23.0%        --
Adjustment of prior years
  tax liabilities                                  (10.9%)       --         --
Impact of foreign operations                         5.3%       0.2%       0.9%
Other non-deductible items                           2.1%       3.7%       6.0%
Other, net                                            --       (0.1%)      1.7%
                                                    ---------------------------
 Effective tax rate                                 16.8%      (7.4%)     (9.6%)
                                                    ===========================

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1997 and 1996 are as follows:

                                                         1997            1996
                                                       ------------------------
Current deferred tax asset (liability):
 Accounts receivable reserve                           $ 24,193        $ 34,667
 Liabilities not currently deductible                    64,532          50,552
 Establishment of employee stock ownership
  plan                                                       --           4,597
 Net operating losses                                     8,549           9,897
 Other                                                      197          (1,551)
                                                       ------------------------
  Total                                                $ 97,471        $ 98,162
                                                       ========================
Non-current deferred tax asset (liability):
 Liabilities not currently deductible                  $ 34,763        $ 34,129
 Depreciation and amortization                          (11,581)        (13,709)
                                                       ------------------------
  Total                                                $ 23,182        $ 20,420
                                                       ========================

At December 31, 1997 the Company had net operating losses for state income tax purposes of approximately $190 million with expiration dates through 2011.


Income taxes payable at December 31, 1997 and 1996 were $17.6 million and $21.9 million, respectively, and consist primarily of federal income taxes payable of $17.0 million and $16.8 million, respecively.


--------------------------------------------------------------------------------
4. Supplemental Data

                                        1997            1996             1995
                                     ------------------------------------------
Depreciation expense                 $ 52,446         $ 57,473         $ 56,857

Interest expense                     $ 46,040         $ 77,691         $ 84,753

Interest income                        (5,044)          (2,773)          (2,737)
                                     ------------------------------------------
Interest expense, net                $ 40,996         $ 74,918         $ 82,016

Interest paid                        $ 41,622         $ 91,026         $ 74,201

Income taxes paid                    $ 10,788         $ 13,102         $ 21,689

--------------------------------------------------------------------------------

Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries           (dollars in thousands,
Notes to Consolidated Financial Statements           unless otherwise indicated)
(Continued)


--------------------------------------------------------------------------------
5. Provisions for Restructuring and Other Special Charges


In the fourth quarter of 1997, the Company recorded provisions for restructuring and other special charges totaling $48.7 million in connection with a series of actions aimed at reducing excess capacity in its network of clinical laboratories through facility reductions and consolidations. The charges consisted primarily of workforce reduction programs, costs associated with exiting a number of leased facilities, the write-off of certain assets, the write-down of a non-strategic investment and a charge of $16.0 million to write-down intangible assets reflecting the estimated impairment as a result of the Company's actions. In addition to the restructuring and other special charges, the Company recorded $6.8 million in selling, general and administrative expenses. This consisted primarily of additional provisions for doubtful accounts to recognize the reduced recoverability of certain receivables from accounts which will no longer be served as a result of the consolidation plan.

Coincident with the Spin-Off Distribution, the Company recorded special charges totaling $466.8 million. The charges consisted primarily of $445.0 million related to the change in accounting policy discussed in Note 2 and the cost associated with the funding of an employee stock ownership plan ($11.7 million), as well as the costs for advisors and other expenses associated with establishing the Company as a separate publicly-traded entity.

As discussed in Note 14, in 1996, the Company recorded charges totaling $188.0 million to increase its reserves related to claims by the Civil Division of the U.S. Department of Justice ("DOJ") for certain payments received by Damon Corporation ("Damon") prior to its acquisition by the Company, and other related and similar claims. Additionally, in the third quarter of 1996, the Company recorded a special charge of $13.7 million to write-off capitalized software as a result of its decision to abandon what had been intended as its standard company-wide billing system. Management now plans to standardize billing systems using a system already implemented in several of its sites.

In the second quarter of 1995, the Company recorded a provision for restructuring totaling $33.0 million primarily for workforce reduction programs and the costs of exiting a number of leased facilities. Additionally, in the first quarter of 1995, the Company recorded a special charge of $12.8 million for the settlement of claims related to inadvertent billing errors of certain laboratory tests that were not completely and/or successfully performed or reported due to insufficient samples and/or invalid results. Also, in the fourth quarter of 1995, the Company recorded a charge of $4.8 million related to claims by the DOJ of alleged billing errors related to a laboratory test performed by Bioran Medical Laboratory prior to its acquisition by the Company.

The 1997 provision includes estimated severance benefits related to the termination of approximately 1,300 employees which will result in a net reduction of 1,000 employee positions after considering the resulting staffing increases required at remaining facilities. Certain severance and facility exit costs included in the 1997 plan have payment terms extending beyond 1998. Excluding facility exit costs, all prior restructuring plans are substantially completed.

The following summarizes the Company's accruals for restructuring (in millions):


                                      Balance at    Amounts   Balance at                Amounts   Balance at
                                       Dec. 31,    Utilized    Dec. 31,       1997     Utilized    Dec. 31,
                                         1995       in 1996      1996      Provision    in 1997      1997
                                      ----------------------------------------------------------------------
Employee termination costs             $  14.1     $  6.6      $  7.5       $  17.8    $  6.8      $  18.5
Write-off of fixed assets                 11.0       10.0         1.0           7.5       5.3          3.2
Costs of exiting leased facilities         8.7        3.2         5.5           3.4       2.3          6.6
Other                                      3.9        1.8         2.1           4.0       1.0          5.1
                                      ----------------------------------------------------------------------
Total                                  $  37.7     $ 21.6      $ 16.1       $  32.7    $ 15.4      $  33.4
                                      ======================================================================

--------------------------------------------------------------------------------

                                 Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries           (dollars in thousands,
Notes to Consolidated Financial Statements           unless otherwise indicated)
(Continued)


--------------------------------------------------------------------------------
6. Property, Plant and Equipment

Property, plant and equipment at December 31, 1997 and 1996 consists of the following:

                                                     1997                1996
                                                   ----------------------------
Land                                               $  14,995          $  16,303
Buildings and improvements                           178,100            191,428
Laboratory equipment, furniture
   and fixtures                                      329,729            310,972
Leasehold improvements                                49,474             46,927
Construction-in-progress                               4,120              9,537
                                                   ----------------------------
                                                     576,418            575,167
Less: accumulated depreciation
   and amortization                                 (326,195)          (287,418)
                                                   ----------------------------
 Total                                             $ 250,223          $ 287,749
                                                   ============================


--------------------------------------------------------------------------------
7. Intangible Assets

Intangible assets at December 31, 1997 and 1996 consist of the following:


                                                     1997               1996
                                                   ----------------------------
Goodwill                                           $ 567,381          $ 621,873
Customer lists                                        65,472             76,967
Other (principally non-compete
   covenants)                                         44,602             48,949
                                                   ----------------------------
                                                     677,455            747,789
Less: accumulated amortization                      (163,676)          (201,332)
                                                   ----------------------------
 Total                                             $ 513,779          $ 546,457
                                                   ============================


--------------------------------------------------------------------------------
8. Accounts Payable and Accrued Expenses


Accounts payable and accrued expenses at December 31, 1997 and 1996 consist of the following:


                                                        1997              1996
                                                      --------------------------
Accrued wages and benefits                            $ 81,375          $ 71,031
Restructuring, settlement and
   integration provisions                               78,311            50,145
Accrued expenses                                        60,922            57,331
Trade accounts payable                                  24,277            28,194
                                                      --------------------------
 Total                                                $244,885          $206,701
                                                      ==========================


--------------------------------------------------------------------------------
9. Short-Term Borrowings and Long-Term Debt

Short-term borrowings at December 31, 1997 and 1996 consist of the following:

                                                        1997              1996
                                                       -------------------------
Current maturities of long-
   term debt                                           $32,648           $ 1,485
Working Capital Facility                                    --            19,300
                                                       -------------------------
 Total                                                 $32,648           $20,785
                                                       =========================


Long-term debt, exclusive of current maturities, at December 31, 1997 and 1996 consists of the following:

                                                          1997           1996
                                                       -------------------------
Variable rate bank term loans                          $319,000         $350,000
10.75% senior subordinated
   notes due 2006                                       150,000          150,000
Note payable denominated in
   pounds Sterling, interest at
   the London Interbank
   Sterling Rate minus 1%, due 2002                       6,589            7,632
Mortgage note payable through
   2011, interest at 9.25%                                5,672            5,916
Other                                                       900            1,460
                                                       -------------------------
 Total                                                 $482,161         $515,008
                                                       =========================


On December 6, 1996, in connection with the Spin-Off Distribution, Quest Diagnostics entered into a credit agreement (the "Credit Agreement") with several banks providing for a $450.0 million credit facility (the "Credit Facility"). The $450.0 million commitment under the Credit Facility is comprised of three sub-facilities: (i) a $300.0 million six-year amortizing term loan, (ii) a seven-year $50.0 million term loan with minimal amortization until the seventh year and (iii) a $100.0 million six-year revolving working capital credit facility (the "Working Capital Facility"). Under the Working Capital Facility, up to $20 million may be used for letters of credit. At December 31, 1997, approximately $6.4 million in letters of credit were outstanding, which reduced the amount available under the Working Capital Facility. The Credit Facility is secured by substantially all of the Company's accounts receivable and by a guaranty from, and a pledge of all capital stock, accounts receivable and intercompany loans of, substantially all of the Company's domestic subsidiaries. The borrowings under the Credit Facility rank senior in priority of repayment to any Permitted Subordinated Debt (as defined in the Credit Agreement), including the senior subordinated notes discussed below. Interest is based on certain published rates plus an applicable margin which

Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries           (dollars in thousands,
Notes to Consolidated Financial Statements           unless otherwise indicated)
(Continued)

will vary depending on the financial performance of the Company. The weighted average interest rate at December 31, 1997 was 7.7% for the term loans. The weighted average interest rate at December 31, 1996 was 7.4% and 8.2% for the term loans and Working Capital Facility, respectively.

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

The Credit Agreement and the Indenture contain various customary affirmative and negative covenants, including, in the case of the Credit Agreement, the maintenance of certain financial ratios and tests. The Credit Agreement prohibits the Company from paying cash dividends on its common stock. The Indenture restricts the Company's ability to pay cash dividends based, primarily, on a percentage of the Company's earnings, as defined. Additionally, the Company will be required to offer to purchase the Notes and repay amounts borrowed under the Credit Facility upon a change of control, as defined, and in the event of certain asset sales. The Credit Agreement covenant ratios were amended in 1997 in conjunction with the fourth quarter restructuring and other special charges discussed in Note 5.

The proceeds from the Notes, together with approximately $350.0 million of borrowings under the term loans of the Credit Facility, were used to repay approximately $495.0 million of intercompany debt with Corning. Corning contributed to the Company's equity the remaining intercompany debt owed to Corning.

Long-term debt, including capital leases, maturing in each of the years subsequent to December 31, 1998 is as follows:

                Year ending December 31,
                1999                          $ 58,004
                2000                            71,438
                2001                            76,470
                2002                            76,504
                2003 and thereafter            199,745
                                              --------
                Total long-term debt          $482,161
                                              ========

Based on borrowing rates currently available to the Company, the carrying amount of the Company's long-term debt at December 31, 1997 and 1996 approximates fair value.


--------------------------------------------------------------------------------
10. Stockholders' Equity

Voting Cumulative Preferred Stock

In conjunction with the Spin-Off Distribution, Quest Diagnostics issued to Corning 1,000 shares of Voting Cumulative Preferred Stock, which have a $1.0 million aggregate liquidation preference. Dividends are at an annual rate of 11.75% and are payable quarterly. The Voting Cumulative Preferred Stock is generally entitled to one vote per share, voting together as one class with the Company's common stock. Whenever dividends on the Voting Cumulative Preferred Stock are in arrears, no dividends or redemptions or purchases of shares may be made with respect to any stock ranking junior as to dividends or liquidation to the Voting Cumulative Preferred Stock until all such amounts have been paid. The Voting Cumulative Preferred Stock is not convertible into shares of any other class or series of stock of the Company and will be redeemable in whole or in part, at the option of the Company at any time on or after December 31, 2002, at specified redemption prices. On January 1, 2022, the Company must redeem all of the then outstanding shares of the Voting Cumulative Preferred Stock at a redemption price equal to the liquidation preference plus any unpaid dividends. The Voting Cumulative Preferred Stock ranks senior to the Quest Diagnostics common stock and the Series A Preferred Stock, discussed below.

Series Preferred Stock

Quest Diagnostics is authorized to issue up to 10 million shares of Series Preferred Stock, par value $1.00 per share. The Company's Board of Directors has the authority to issue such shares without shareholder approval and to determine the designations, prefer-

                                 Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries           (dollars in thousands,
Notes to Consolidated Financial Statements           unless otherwise indicated)
(Continued)


ences, rights, and restrictions of such shares. Of the authorized shares, 600,000 shares have been designated Series A Preferred Stock and 1,000 shares have been designated Voting Cumulative Preferred Stock. No shares have been issued, other than the Voting Cumulative Preferred Stock.


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


--------------------------------------------------------------------------------
11. Stock Ownership and Compensation Plans


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

Under the EEPP, the maximum number of shares of Quest Diagnostics' common stock that may be optioned or granted is 3 million, excluding the Substitute Options discussed below. In addition to the options granted under the stock option plan, approximately 400 thousand shares of restricted stock were granted in 1997 under the incentive stock plan, primarily to executive employees. The weighted average fair value of the shares granted during the period was $16.14 per share. These shares are contingent on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the prescribed period. The market value of the shares awarded under the plan is recorded as unearned compensation. The unearned amounts are amortized to compensation expense as earned and are subject to adjustment based upon changes in earnings estimates.

Transactions under the stock option plan were as follows:


                                                                    Weighted
                                                   Shares       average exercise
                                               (in thousands)        price
                                               ---------------------------------
Options outstanding at
   December 31, 1996                                   --               --
Substitute Options granted
   (discussed below)                                  725           $10.56
Options granted                                     1,209           $16.48
Options exercised                                      --               --
Options terminated                                     38           $16.40
                                               ---------------------------------
Options outstanding at
   December 31, 1997                                1,896           $14.22
                                               =================================
Weighted average fair value
   of options granted during
   the year                                        $ 7.58
                                                   ======


No options were exercisable at December 31, 1997. The following relates to options outstanding at December 31, 1997:

                                                  Weighted            Weighted
                                                   Average            Average
     Range of               Shares                Remaining           Exercise
  exercise price        (in thousands)        Contractual Life         Price
--------------------------------------------------------------------------------
$10.51 to $11.33               725                  8.1               $10.56
$15.94 to $17.94             1,171                  9.2               $16.48

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

Coincident with the Spin-Off Distribution, with the exception of certain options granted in 1995 and 1996, the number and exercise price of the Corning options outstanding were adjusted and will remain options to purchase Corning common stock. Additionally, certain Corning options outstanding and held by Company employees which were granted in 1995 and 1996 were canceled. On January 1, 1997, the Company issued, in substitution for two-thirds of the canceled options, approximately 725 thousand options to purchase its common stock under the EEPP (the "Substitute Options"). The Substitute Options become exercisable in installments from four to five years from their original grant dates in 1995 and 1996. The adjusted Corning stock options and the Substitute Options have the same vesting provisions, option periods, and other terms and conditions

Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries           (dollars in thousands,
Notes to Consolidated Financial Statements           unless otherwise indicated)
(Continued)


as the awards they replaced. Additionally, the adjusted Corning stock options and the Substitute Options have the same ratio of the exercise price per share to the market value per share, and the same aggregate difference between market value and exercise price as the stock options they replaced.

Quest Diagnostics has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), but follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation plans. Stock-based compensation expense was $1.9 million in 1997 and was immaterial for 1996 and 1995. If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under those plans (including the adjusted awards), consistent with the method prescribed by SFAS 123, the pro forma impact on the Company's net loss in 1996 and 1995 would have been immaterial. For 1997, the Company's pro forma net loss would have been $26.1 million, or $0.90 per share.

The pro forma impact on the net loss was estimated using the fair value of the Quest Diagnostics options granted in 1997, the Corning stock options and the Substitute Options. The fair value of the Corning stock options is the estimated present value at grant date using the Black-Scholes option-pricing model with the following weighted average assumptions for 1996 and 1995: dividend yield of 2.3%; expected volatility of 24.5%; risk free interest rate of 6.5%; and an expected holding period of seven years. The fair value of the Substitute Options was determined using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield of 0.0%; expected volatility of 38.0%; risk free interest rate of 5.5%; and an expected holding period of seven years. The fair value of the options granted in 1997 was determined using the Black-Scholes option pricing model with the following weighted average assumptions: dividend yield of 0.0%; expected volatility of 55.0%; risk free interest rate of 6.3%; and an expected holding period of five years.


Employee Stock Purchase Plan

Under the Company's Employee Stock Purchase Plan ("ESPP"), substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics' common stock. The purchase price of the stock is 85% of the lower of its beginning-of-quarter or end-of-quarter market price. Under the ESPP, the maximum number of shares of Quest Diagnostics' common stock which may be purchased by eligible employees is 2 million. In 1997, approximately 200 thousand shares of common stock were purchased by eligible employees. No purchases were made in 1996.


Employee Stock Ownership Plan

Under the Company's employee stock ownership plan ("ESOP"), approximately 800 thousand shares of Quest Diagnostics' common stock were issued for the account of all active regular employees as of December 31, 1996. No contributions were made to the ESOP in 1997.


--------------------------------------------------------------------------------
12. Employee Retirement Plans

Defined Contribution Plan

The Company maintains a defined contribution plan covering substantially all of its employees. The Company's expense for its contributions to this plan aggregated $16.9 million, $14.1 million and $12.0 million for 1997, 1996 and 1995, respectively.


Defined Benefit Plans

An acquired entity had a defined benefit pension plan which in 1990 was frozen as to the further accrual of benefits. During 1997 the Company filed an application for determination with the Internal Revenue Service ("IRS") to terminate the plan. Upon receipt of the determination letter from the IRS, which is expected in early 1998, the participants will receive lump-sum cash payments or annuity contracts in settlement of their rights to receive pension benefits. At December 31, 1997, the estimated settlement obligation was $26.6 million and the fair value of the plan assets (primarily money market funds) was $24.5 million. The unfunded settlement obligation has been accrued at December 31, 1997. Coincident with the Spin-Off Distribution, the Company established a nonqualified, unfunded defined benefit plan for the benefit of key employees and executive officers who are former Corning employees. The present value of the projected benefit obligation of this plan was immaterial at December 31, 1997.


--------------------------------------------------------------------------------
13. Related Party Transactions

The Company, in the ordinary course of business, conducted a number of transactions with Corning and its affiliates. The significant transactions occurring during the years ended December 31, 1996 and

                                 Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries           (dollars in thousands,
Notes to Consolidated Financial Statements           unless otherwise indicated)
(Continued)

1995 are as follows:

                                                           1996             1995
                                                        ------------------------
Interest expense on borrowings                          $72,861          $78,930
Purchase of laboratory supplies                           8,893           11,261
Corporate fees                                            2,695            2,800

In 1996, Corning contributed capital to the Company of $862.0 million. Of this amount, $712.0 million was contributed primarily through the forgiveness of certain intercompany indebtedness (see Note 9), $119.1 million through the funding of the Damon settlement (see Note 14) and $30.9 million primarily related to Corning's indemnification of government claims. During 1997, the receivable from Corning was increased by $9.5 million and recorded as an increase in additional paid-in capital, based on management's best estimate of amounts which are probable of being received from Corning to satisfy the remaining indemnified government claims (see Note 14).


--------------------------------------------------------------------------------
14. Commitments and Contingencies

Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect at December 31, 1997 are as follows:

Year ending December 31,
1998                                 $ 52,985
1999                                   39,848
2000                                   29,864
2001                                   22,277
2002                                   19,608
2003 and thereafter                    81,557
                                     --------
Minimum lease payments                246,139
Noncancelable sub-lease payments      (49,805)
                                     --------
Net minimum lease payments           $196,334
                                     ========

Operating lease rental expense for 1997, 1996 and 1995 aggregated $47.9 million, $49.7 million and $46.9 million, respectively.

The Company is substantially self-insured for all casualty losses and maintains excess coverage primarily on a claims made basis. The basis for the insurance reserve at December 31, 1997 and 1996 is the actuarially determined projected losses for each program (limited by its self-insured retention) based upon the Company's loss experience.

At present, government investigations of certain practices by Nichols Institute, a clinical laboratory company acquired in 1994, and a former joint venture of Damon, a clinical laboratory acquired in 1993, are ongoing. During 1996, the Company entered into several settlement agreements with various governmental and private payors. The largest of these involved Damon. In the second quarter of 1996, the DOJ notified the Company that it had taken issue with certain payments received by Damon from federally funded healthcare programs prior to its acquisition by the Company. Specifically, in late April 1996, the DOJ for the first time disclosed to the Company the total amount of the claims that it proposed to assert against Damon. The government presented its claim for the base recoupment (by lab, by test, by year) and discussed various theories on which criminal and civil payments of up to three times the various base recoupment amounts could be assessed. Settlement discussions began in July 1996 and ended with the settlement agreement dated October 9, 1996. The settlement included base recoupments of approximately $40 million and total criminal and civil payments in excess of base recoupments of approximately $79 million. This settlement concludes all federal and Medicaid civil claims relating to the billing by Damon of certain blood tests to Medicare and Medicaid patients and all criminal matters relating to Damon being investigated by the DOJ. Additionally, in 1996 the Company entered into a separate settlement agreement with the DOJ totaling $6.9 million related to billings of hematology indices provided with hematology test results.

As a result of the ongoing claims and the above mentioned settlement agreements, management reassessed the level of reserves recorded for other asserted and unasserted claims related to the Damon and other similar government investigations, including the investigation of billing practices by Nichols Institute. The Company recorded charges totaling $188.0 million in 1996 to establish additional reserves to provide for the settlement agreements and management's best estimate of potential amounts which could be required to satisfy the remaining claims. During the fourth quarter 1996, Corning contributed $119.1 million to the Company's capital to fund the Damon settlement.

In 1997, a number of private healthcare insurance providers, and a group purporting to represent a national class of persons and providers allegedly overcharged by MetPath Inc. (a predecessor of the Company) or Damon, or various of their subsidiaries, brought claims against the Company or its predecessors or subsidiaries. While the ultimate outcome of these claims can not be predicted, based on information currently available to the Company, management does not believe that exposure related to these claims

Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries           (dollars in thousands,
Notes to Consolidated Financial Statements           unless otherwise indicated)
(Continued)


or the remaining government investigations in excess of recorded reserves is material.

Corning has agreed to indemnify the Company against all monetary settlements for any governmental claims relating to billing practices of the Company and its predecessors based on investigations that were pending on December 31, 1996. Corning also agreed to indemnify the Company for 50% of the aggregate of all settlement payments made by the Company that are in excess of $42.0 million to private parties that relate to indemnified or previously settled governmental claims (such as the Damon settlement) for services provided prior to December 31, 1996; provided however, the indemnification of private party claims will not exceed $25.0 million and will be paid to the Company net of anticipated tax benefits to be realized by the Company. Such indemnification does not cover any non-governmental claims settled after December 31, 2001. Coincident with the Spin-Off Distribution, the Company recorded a receivable for indemnified claims and a contribution of capital from Corning of $22.4 million. During 1997, the receivable from Corning was increased to $31.6 million, through an adjustment to additional paid-in capital, based on management's best estimate of amounts which are probable of being received from Corning to satisfy the remaining indemnified governmental claims on an after-tax basis.

At December 31, 1997, recorded reserves approximated $76.1 million, including $27.5 million in other long-term liabilities. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.


--------------------------------------------------------------------------------
15. Summarized Financial Information

The Notes described in Note 9 are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by substantially all of the Company's wholly-owned, domestic subsidiaries ("Subsidiary Guarantors"). The non-guarantor subsidiaries are foreign and less than wholly-owned subsidiaries.

The following condensed consolidating financial data illustrates the composition of the combined guarantors. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors.

Investments in subsidiaries are accounted for by the parent on the equity method for purposes of the supplemental consolidating presentation. Earnings (losses) of subsidiaries are therefore reflected in the parent's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. During 1997, one subsidiary ceased to be wholly-owned and, as of the date ownership interest was reduced, is included as a non-guarantor subsidiary.

                                 Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries           (dollars in thousands,
Notes to Consolidated Financial Statements           unless otherwise indicated)
(Continued)


Condensed Consolidating Balance Sheet
December 31, 1997

                                                              Subsidiary   Non-Guarantor
                                                  Parent      Guarantors   Subsidiaries   Eliminations   Consolidated
Assets                                        -----------------------------------------------------------------------
Current assets:
Cash and cash equivalents                       $  123,052     $ 35,527      $  3,082       $       --     $  161,661
Accounts receivable, net                            87,231      148,618         2,520               --        238,369
Other current assets                               119,751       48,865         3,238               --        171,854
                                              -----------------------------------------------------------------------
 Total current assets                              330,034      233,010         8,840               --        571,884
Property, plant and equipment, net                 101,700      144,849         3,674               --        250,223
Intangible assets, net                             165,068      348,391           320               --        513,779
Intercompany (payable) receivable                  (14,134)      24,103        (9,969)              --             --
Investment in subsidiaries                         412,413           --            --         (412,413)            --
Other assets                                        40,474        9,290        15,278               --         65,042
                                              -----------------------------------------------------------------------
 Total assets                                   $1,035,555     $759,643      $ 18,143       $ (412,413)    $1,400,928
                                              =======================================================================
Liabilities and Stockholders' Equity

Current liabilities:
Accounts payable and accrued expenses           $  188,966     $ 70,542      $  2,990       $       --     $  262,498
Short-term borrowings                               15,688       16,640           320               --         32,648
                                              -----------------------------------------------------------------------
 Total current liabilities                         204,654       87,182         3,310               --        295,146

Long-term debt                                     225,145      252,480         4,536               --        482,161
Other liabilities                                   64,096       15,568         2,297               --         81,961
                                              -----------------------------------------------------------------------
 Total liabilities                                 493,895      355,230        10,143               --        859,268
                                              -----------------------------------------------------------------------
Stockholders' equity                               541,660      404,413         8,000         (412,413)       541,660
                                              -----------------------------------------------------------------------
 Total liabilities and stockholders' equity     $1,035,555     $759,643      $ 18,143       $ (412,413)    $1,400,928
                                              =======================================================================

Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries           (dollars in thousands,
Notes to Consolidated Financial Statements           unless otherwise indicated)
(Continued)


Condensed Consolidating Balance Sheet
December 31, 1996

                                                                 Subsidiary   Non-Guarantor
                                                     Parent      Guarantors   Subsidiaries   Eliminations   Consolidated
Assets                                           -----------------------------------------------------------------------
Current assets:
Cash and cash equivalents                          $   26,975     $ 12,882      $  2,103       $       --     $   41,960
Accounts receivable, net                              127,872      167,428         2,443               --        297,743
Other current assets                                  119,788       49,714         1,760               --        171,262
                                                 -----------------------------------------------------------------------
 Total current assets                                 274,635      230,024         6,306               --        510,965
Property, plant and equipment, net                    118,581      166,061         3,107               --        287,749
Intangible assets, net                                189,289      355,821         1,347               --        546,457
Intercompany (payable) receivable                     (15,041)      20,877        (5,836)              --             --
Investment in subsidiaries                            419,501           --            --         (419,501)            --
Other assets                                           45,632        4,460          (197)              --         49,895
                                                 -----------------------------------------------------------------------
 Total assets                                      $1,032,597     $777,243      $  4,727       $ (419,501)    $1,395,066
                                                 =======================================================================
Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
Accounts payable and accrued expenses              $  163,421     $ 61,023      $  4,203       $       --     $  228,647
Short-term borrowings                                  20,390          360            35               --         20,785
                                                 -----------------------------------------------------------------------
 Total current liabilities                            183,811       61,383         4,238               --        249,432

Long-term debt                                        232,605      277,512         4,891               --        515,008
Other liabilities                                      77,462       13,468           977               --         91,907
                                                 -----------------------------------------------------------------------
 Total liabilities                                    493,878      352,363        10,106               --        856,347
                                                 -----------------------------------------------------------------------
Stockholders' equity (deficit)                        538,719      424,880        (5,379)        (419,501)       538,719
                                                 -----------------------------------------------------------------------
 Total liabilities and stockholders' equity        $1,032,597     $777,243      $  4,727       $ (419,501)    $1,395,066
                                                 =======================================================================


                                 Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries           (dollars in thousands,
Notes to Consolidated Financial Statements           unless otherwise indicated)
(Continued)


Condensed Consolidating Statement of Operations
For the Year Ended December 31, 1997

                                                      Subsidiary   Non-Guarantor
                                           Parent     Guarantors   Subsidiaries   Eliminations   Consolidated
                                         --------------------------------------------------------------------
Net revenues                               $ 658,383     $847,348      $ 22,964     $     --       $1,528,695
Costs and expenses:
 Cost of services                            386,605      529,534        11,725           --          927,864
 Selling, general and administrative         283,607      208,157        10,359           --          502,123
 Interest expense, net                        15,514       24,891           591           --           40,996
 Amortization of intangible assets             8,402       15,375           174           --           23,951
 Provisions for restructuring and other
  special charges                             42,986        5,702            --           --           48,688
 Royalty (income) expense                    (71,073)      71,073            --           --               --
 Other, net                                    1,214          221         2,696           --            4,131
                                         --------------------------------------------------------------------
 Total                                       667,255      854,953        25,545           --        1,547,753
                                         --------------------------------------------------------------------
Loss before taxes                             (8,872)      (7,605)       (2,581)          --          (19,058)
Income tax expense (benefit)                   7,006       (3,857)           53           --            3,202
Equity loss from affiliates                   (6,382)          --            --        6,382               --
                                         --------------------------------------------------------------------
 Net loss                                  $ (22,260)    $ (3,748)     $ (2,634)    $  6,382       $  (22,260)
                                         ====================================================================

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 1996

                                                      Subsidiary   Non-Guarantor
                                          Parent      Guarantors   Subsidiaries   Eliminations   Consolidated
                                         --------------------------------------------------------------------
Net revenues                             $  685,671    $  892,805     $  37,820     $     --       $1,616,296
Costs and expenses:
 Cost of services                           418,435       566,126        26,314           --        1,010,875
 Selling, general and administrative        260,307       220,951        14,065           --          495,323
 Interest expense, net                       27,766        46,295           857           --           74,918
 Amortization of intangible assets           15,573        25,373           679           --           41,625
 Provisions for restructuring and other
  special charges                           363,152       294,146        11,246           --          668,544
 Royalty (income) expense                   (70,043)       70,043            --           --               --
 Other, net                                     309           (46)          950           --            1,213
                                         --------------------------------------------------------------------
 Total                                    1,015,499     1,222,888        54,111           --        2,292,498
                                         --------------------------------------------------------------------
Loss before taxes                          (329,828)     (330,083)      (16,291)          --         (676,202)
Income tax expense (benefit)                (42,993)       (7,302)           53           --          (50,242)
Equity loss from affiliates                (339,125)           --            --      339,125               --
                                         --------------------------------------------------------------------
 Net loss                                $ (625,960)   $ (322,781)    $ (16,344)    $339,125       $ (625,960)
                                         ====================================================================

Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries           (dollars in thousands,
Notes to Consolidated Financial Statements           unless otherwise indicated)
(Continued)


Condensed Consolidating Statement of Operations
For the Year Ended December 31, 1995

                                                    Subsidiary   Non-Guarantor
                                         Parent     Guarantors   Subsidiaries   Eliminations    Consolidated
                                       ---------------------------------------------------------------------
Net revenues                           $ 677,195    $ 930,472      $21,721         $    --       $ 1,629,388
Costs and expenses:
 Cost of services                        383,661      587,100        9,471              --           980,232
 Selling, general and administrative     293,821      220,338        9,112              --           523,271
 Interest expense, net                    37,273       44,000          743              --            82,016
 Amortization of intangible assets        15,259       28,680          717              --            44,656
 Provisions for restructuring and other
  special charges                         38,635       11,873           52              --            50,560
 Royalty (income) expense                (76,154)      76,154           --              --                --
 Other, net                                5,038          153        1,030              --             6,221
                                       ----------------------------------------------------------------------
 Total                                   697,533      968,298       21,125              --         1,686,956
                                       ----------------------------------------------------------------------
Income (loss) before taxes               (20,338)     (37,826)         596              --           (57,568)
Income tax expense (benefit)              (2,759)      (3,865)       1,108              --            (5,516)
Equity loss from affiliates              (34,473)          --           --          34,473                --
                                       ----------------------------------------------------------------------
 Net loss                              $ (52,052)   $ (33,961)     $  (512)        $34,473       $   (52,052)
                                       =====================================================================

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 1997

                                                              Subsidiary   Non-Guarantor
                                                   Parent     Guarantors   Subsidiaries   Eliminations   Consolidated
                                               ----------------------------------------------------------------------
Net loss                                         $ (22,260)   $  (3,748)     $ (2,634)      $  6,382        $ (22,260)
Adjustments to reconcile net loss to net cash
provided by operating activities:
 Depreciation and amortization                      33,313       41,953         1,131             --           76,397
 Provision for doubtful accounts                    69,368       48,211           644             --          118,223
 Provisions for restructuring and other
  special charges                                   42,986        5,702            --             --           48,688
 Other, net                                          3,264       (2,927)        4,690             --            5,027
Changes in operating assets and liabilities        (14,848)     (33,372)       (2,292)           704          (49,808)
                                               ----------------------------------------------------------------------
Net cash provided by operating activities          111,823       55,819         1,539          7,086          176,267
Net cash used in investing activities               (3,486)     (24,422)         (107)        (7,086)         (35,101)
Net cash used in financing activities              (12,260)      (8,752)         (453)            --          (21,465)
                                               ----------------------------------------------------------------------
Net change in cash and cash equivalents             96,077       22,645           979             --          119,701
Cash and cash equivalents, beginning of year        26,975       12,882         2,103             --           41,960
                                               ----------------------------------------------------------------------
Cash and cash equivalents, end of year           $ 123,052    $  35,527      $  3,082       $     --        $ 161,661
                                               ======================================================================

                                 Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries           (dollars in thousands,
Notes to Consolidated Financial Statements           unless otherwise indicated)
(Continued)


Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 1996

                                                                Subsidiary    Non-Guarantor
                                                   Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                 -----------------------------------------------------------------------
Net loss                                         $ (625,960)    $ (322,781)    $ (16,344)     $  339,125      $ (625,960)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
 Depreciation and amortization                       42,312         55,128         1,658              --          99,098
 Provision for doubtful accounts                     61,032         49,615           591              --         111,238
 Provisions for restructuring and other
  special charges                                   363,152        294,146        11,246              --         668,544
 Other, net                                         (14,864)        11,836          (886)             --          (3,914)
Changes in operating assets and liabilities         113,155        (49,053)        1,883        (403,477)       (337,492)
                                                 -----------------------------------------------------------------------
Net cash provided by (used in) operating
 activities                                         (61,173)        38,891        (1,852)        (64,352)        (88,486)
Net cash used in investing activities               (83,939)       (43,468)         (619)         64,352         (63,674)
Net cash provided by financing activities           149,012          5,750         2,912              --         157,674
                                                 -----------------------------------------------------------------------
Net change in cash and cash equivalents               3,900          1,173           441              --           5,514
Cash and cash equivalents, beginning of year         23,075         11,709         1,662              --          36,446
                                                 -----------------------------------------------------------------------
Cash and cash equivalents, end of year           $   26,975     $   12,882     $   2,103      $       --      $   41,960
                                                 =======================================================================

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 1995

                                                              Subsidiary   Non-Guarantor
                                                   Parent     Guarantors   Subsidiaries   Eliminations   Consolidated
                                               ----------------------------------------------------------------------
Net loss                                         $ (52,052)   $ (33,961)     $   (512)       $  34,473     $  (52,052)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
 Depreciation and amortization                      41,062       58,765         1,686               --        101,513
 Provision for doubtful accounts                    93,606       58,463           521               --        152,590
 Provisions for restructuring and other
  special charges                                   38,635       11,873            52               --         50,560
 Other, net                                        (19,507)      (4,697)          123               --        (24,081)
Changes in operating assets and liabilities        (90,574)     (50,229)       (3,497)           1,598       (142,702)
                                               ----------------------------------------------------------------------
Net cash provided by (used in) operating
 activities                                         11,170       40,214        (1,627)          36,071         85,828
Net cash used in investing activities              (22,666)     (33,936)         (414)         (36,071)       (93,087)
Net cash (used in) provided by financing
 activities                                         15,102       (9,695)         (421)              --          4,986
                                               ----------------------------------------------------------------------
Net change in cash and cash equivalents              3,606       (3,417)       (2,462)              --         (2,273)
Cash and cash equivalents, beginning of year        19,469       15,126         4,124               --         38,719
                                               ----------------------------------------------------------------------
Cash and cash equivalents, end of year           $  23,075    $  11,709      $  1,662        $      --     $   36,446
                                               ======================================================================

Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries                   (in thousands,
Quarterly Operating Results (unaudited)                   except per share data)

                                         First       Second             Third             Fourth             Total
                                        Quarter      Quarter           Quarter            Quarter            Year
1997                                   -----------------------------------------------------------------------------
Net revenues                           $388,103      $401,523         $ 373,633          $ 365,436        $1,528,695
Gross profit                            148,789       161,930           144,469            145,643           600,831
Income (loss) before taxes                8,417        16,444             6,266            (50,185)(a)       (19,058)
Net income (loss)                         4,047         8,088             2,993            (37,388)          (22,260)
Basic and diluted net income (loss)
 per common share                      $   0.14      $   0.28         $    0.10          $   (1.29)       $    (0.77)

1996                                   -----------------------------------------------------------------------------
Net revenues                           $401,395      $424,543         $ 405,352          $ 385,006        $1,616,296
Gross profit                            154,277       158,242           149,962            142,940           605,421
Loss before taxes                        (1,642)      (37,518)(b)      (162,989) (b)      (474,053)(b)      (676,202)
Net loss                                 (1,511)      (37,922)         (119,436)          (467,091)         (625,960)

(a) Includes impact of charges totaling $48.7 million discussed in Note 5. In addition to these charges, the Company recorded $6.8 million in selling, general and administrative expenses, primarily for additional provisions for doubtful accounts, to recognize the reduced recoverability of certain receivables from accounts which will no longer be served as a result of the Company's consolidation of its laboratory network.

(b) Includes impact of restructuring and other special charges of $46.0 million, $155.7 million, and $466.8 million, in the second quarter, third quarter and fourth quarter, respectively, which are discussed in Notes 5 and 14.

(c) Earnings per share data for 1996 are not meaningful as the Company's historical capital structure is not comparable with the capital structure subsequent to the Spin-Off Distribution.

                                 Quest Diagnostics Incorporated : 1997 Form 10-K

Quest Diagnostics Incorporated and Subsidiaries                   (in thousands)
Schedule II - Valuation Accounts and Reserves


                                       Balance at                  Net Deductions     Balance at
                                         1-1-97      Additions        and Other        12-31-97
                                      -----------------------------------------------------------
Year ended December 31, 1997
 Doubtful accounts and allowances      $115,018      $118,223         $143,371          $89,870


                                       Balance at                   Net Deductions     Balance at
                                         1-1-96       Additions        and Other        12-31-96
                                      -----------------------------------------------------------
Year ended December 31, 1996
 Doubtful accounts and allowances       147,947       111,238          144,167          115,018


                                       Balance at                   Net Deductions     Balance at
                                         1-1-95       Additions        and Other        12-31-95
                                      -----------------------------------------------------------
Year ended December 31, 1995
 Doubtful accounts and allowances       74,829        152,590          79,472           147,947

Quest Diagnostics Incorporated : 1997 Form 10-K