Form 10-Q
period 1998-03-31
QUEST DIAGNOSTICS INC
filed 1998-05-11
CIK 1022079

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 1998
                         Commission file number 1-12215

                         Quest Diagnostics Incorporated

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 1998, there were outstanding 30,207,094 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


Index to consolidated financial statements filed as part of this report:
                                                                                Page
      Consolidated Statements of Operations for the
      Three Months Ended March 31, 1998 and 1997                                2

      Consolidated Balance Sheets as of
      March 31, 1998 and December 31, 1997                                      3

      Consolidated Statements of Cash Flows for the
      Three Months Ended March 31, 1998 and 1997                                4

      Notes to Consolidated Financial Statements                                5

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                      (in thousands, except per share data)
                                   (unaudited)


                                                                        1998             1997
                                                                        ----             ----
Net revenues..................................................       $367,875         $388,103

Costs and expenses:
  Cost of services............................................        218,040          239,314
  Selling, general and administrative.........................        120,446          123,973
  Interest expense, net.......................................          9,114           10,613
  Amortization of intangible assets...........................          5,380            6,042
  Other, net..................................................          1,225             (256)
                                                                     --------         --------
    Total.....................................................        354,205          379,686
                                                                     --------         --------
Income before taxes...........................................         13,670            8,417
Income tax expense ...........................................          7,039            4,370
                                                                     --------         --------
Net income ...................................................       $  6,631         $  4,047
                                                                     ========         ========

Basic and diluted net income per common share.................       $   0.22         $   0.14
Basic weighted average common shares outstanding..............         29,688           28,870
Diluted weighted average common shares outstanding............         30,007           29,138


The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                      (in thousands, except per share data)


                                                                     March 31,       December 31,
                                                                        1998             1997
                                                                    (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents.................................     $  172,584        $  161,661
    Accounts receivable, net of allowance of $75,150 and
      $89,870 at March 31, 1998 and December 31, 1997,
      respectively............................................        242,646           238,369
    Inventories...............................................         29,958            30,360
    Deferred taxes on income..................................         88,108            97,471
    Due from Corning Incorporated.............................         31,600            31,600
    Prepaid expenses and other assets.........................         16,722            12,423
                                                                   ----------        ----------
        Total current assets..................................        581,618           571,884
Property, plant and equipment, net............................        247,690           250,223
Intangible assets, net........................................        508,602           513,779
Other assets..................................................         65,668            65,042
                                                                   ----------        ----------
TOTAL ASSETS..................................................     $1,403,578        $1,400,928
                                                                   ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses.....................     $  248,290        $  244,885
    Short-term borrowings.....................................         37,654            32,648
    Income taxes payable......................................         13,504            17,613
                                                                   ----------        ----------
        Total current liabilities.............................        299,448           295,146
Long-term debt................................................        469,397           482,161
Other liabilities.............................................         83,274            81,961
                                                                   ----------        ----------
        Total liabilities.....................................        852,119           859,268
Commitments and contingencies
Stockholders' equity:
    Preferred stock...........................................          1,000             1,000
    Common stock, par value $0.01 per share; 100,000 shares
        authorized; 30,194 (excluding 3 shares held in
        treasury) and 29,986 shares issued at March 31,
        1998 and December 31, 1997, respectively .............            302               300
    Additional paid-in capital................................      1,201,532         1,198,194
    Accumulated deficit.......................................       (643,679)         (650,281)
    Accumulated other comprehensive loss......................         (2,059)           (2,515)
    Unearned compensation.....................................         (5,637)           (5,038)
                                                                   ----------        ----------
        Total stockholders' equity............................        551,459           541,660
                                                                   ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................     $1,403,578        $1,400,928
                                                                   ==========        ==========


The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (in thousands)
                                   (unaudited)


                                                                        1998             1997
                                                                        ----             ----
Cash flows from operating activities:
Net income....................................................       $  6,631          $  4,047
Adjustments to reconcile net income
to net cash provided by operating activities:
    Depreciation and amortization.............................         17,321            19,563
    Provision for doubtful accounts...........................         23,830            29,077
    Deferred income tax provision.............................          9,348             8,183
    Other, net................................................          1,911             1,086
    Changes in operating assets and liabilities:
        Accounts receivable...................................        (28,107)          (22,762)
        Accounts payable and accrued expenses.................          9,401            13,652
        Restructuring, integration and other special charges..         (3,670)           (3,400)
        Due from Corning Incorporated and affiliates..........             --             8,494
        Other assets and liabilities, net.....................         (8,058)           (7,940)
                                                                     --------          --------
Net cash provided by operating activities.....................         28,607            50,000
                                                                     --------          --------
Cash flows from investing activities:
    Capital expenditures......................................        (10,012)           (5,948)
    Proceeds from disposition of assets.......................            238               775
    Decrease in investments...................................             --               979
                                                                     --------          --------
Net cash used in investing activities.........................         (9,774)           (4,194)
                                                                     --------          ---------
Cash flows from financing activities:
    Repayment of long-term debt...............................         (7,836)             (552)
    Repayments under Working Capital Facility.................             --           (19,300)
    Purchase of treasury stock................................            (45)               --
    Preferred stock dividends paid............................            (29)               --
                                                                     --------          --------
Net cash used in financing activities.........................         (7,910)          (19,852)
                                                                     --------          --------
Net change in cash and cash equivalents.......................         10,923            25,954
Cash and cash equivalents, beginning of year..................        161,661            41,960
                                                                     --------          --------
Cash and cash equivalents, end of period......................       $172,584          $ 67,914
                                                                     ========          ========

Cash paid during the period for:
    Interest..................................................       $  6,974          $  6,753
    Income taxes..............................................       $  2,386          $  1,963


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

    Basis of Presentation
    The interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. All such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit and are subject to year-end adjustments. Operating results for the interim period are not necessarily indicative of the results that may by expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1997.

    Comprehensive Income
    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income was $7.1 million and $4.3 million for the three months ended March 31, 1998 and 1997, respectively.

    Earnings Per Share
    Earnings per share are computed by dividing net income less dividends on the Company's Preferred Stock (approximately $30) by the weighted average number of common shares outstanding during the period.

2.  COMMITMENTS AND CONTINGENCIES

    The Company has entered into several settlement agreements with various governmental and private payors during recent years relating primarily to industry-wide billing and marketing practices that had been substantially discontinued by early 1993. At present, a government investigation of certain practices by Nichols Institute, a clinical laboratory company acquired in 1994, and a former joint venture of Damon Corporation, a clinical laboratory acquired in 1993, are ongoing. As part of the Spin-Off Distribution, Corning has agreed to indemnify the Company against all settlements for any governmental claims relating to billing practices of the Company and its predecessors that were pending on December 31, 1996. Corning also agreed to indemnify the Company for 50% of the aggregate of all settlement payments made by the Company that are in excess of $42 million to private parties that relate to indemnified or previously settled governmental claims for services provided prior to December 31, 1996; however, the indemnification of private party claims will not exceed $25 million and will be paid to the Company net of anticipated tax benefits to be realized by the Company. Such indemnification does not cover any non-governmental claims settled after December 31, 2001. At March 31, 1998, the receivable from Corning totaled $31.6 million, representing management's best estimate of amounts which are probable of being received from Corning to satisfy the remaining indemnified governmental claims on an after-tax basis.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)

    At March 31, 1998, settlement reserves totaled $75.9 million, including $27.5 million in other long-term liabilities. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and, for non-indemnified claims, the Company's cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

    In April 1998, the Company entered into a settlement agreement with the U.S. Attorney's office in Baltimore approximating $6.9 million related to the billing on certain tests performed for which the Company had incomplete or missing order forms from the physician. This settlement is covered by the indemnification from Corning discussed above and was fully reserved for at March 31, 1998.

3.  RESTRUCTURING RESERVES

    The Company has recorded charges for restructuring plans in previous years. Reserves relating to these programs totaled $29.8 million and $33.4 million at March 31, 1998 and December 31, 1997, respectively. Management believes that the costs of the restructuring plans will be financed through cash from operations and does not anticipate any significant impact on its liquidity as a result of the restructuring plans.

4.  STOCKHOLDERS' EQUITY

    Stock Purchase Program
    In February 1998, the Board of Directors authorized the Company to repurchase up to $27 million of common stock through 1999. The shares will be reissued in connection with certain employee plans. In the first quarter, the Company paid $45 for approximately three thousand shares under the program.

    Unearned Compensation
    Under the Company's Employees Equity Participation Program, approximately 300 thousand shares of restricted stock were granted in 1998, primarily to executive employees. These shares are contingent on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the prescribed period. The market value of the shares awarded under the plan is recorded as unearned compensation. The unearned amounts are amortized to compensation expense as earned.

5.  SUMMARIZED FINANCIAL INFORMATION

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

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 1998

                                                                 Non-
                                                 Subsidiary   Guarantor
                                       Parent    Guarantors  Subsidiaries  Eliminations   Consolidated
                                       ------    ----------  ------------  ------------   ------------
Net revenues........................   $ 154,208   $ 206,834   $   6,833   $      --      $ 367,875

Costs and expenses:
  Cost of services..................      91,387     122,900       3,753          --        218,040
  Selling, general and
  administrative....................      67,003      50,922       2,521          --        120,446
  Interest expense, net.............       2,619       6,341         154          --          9,114
  Amortization of intangible assets.       1,696       3,562         122          --          5,380
  Royalty (income) expense..........     (18,405)     18,405          --          --             --
  Other, net........................         163           2       1,060          --          1,225
                                       ---------   ---------   ---------   ---------      ---------
    Total...........................     144,463     202,132       7,610          --        354,205
                                       ---------   ---------   ---------   ---------      ---------
Income (loss) before taxes..........       9,745       4,702        (777)         --         13,670
Income tax expense (benefit)........       6,659         469         (89)         --          7,039
Equity income from affiliates.......       3,545          --          --      (3,545)            --
                                       ---------   ---------   ---------   ---------      ---------
Net income (loss)...................   $   6,631   $   4,233   $    (688)  $  (3,545)     $   6,631
                                       =========   =========   =========   =========      =========


Condensed Consolidating Statement of Operations
Three Months Ended March 31, 1997

                                                                 Non-
                                                 Subsidiary   Guarantor
                                       Parent    Guarantors  Subsidiaries  Eliminations Consolidated
                                       ------    ----------  ------------  ------------ ------------
Net revenues........................   $ 168,066   $ 214,557   $   5,480   $      --      $ 388,103

Costs and expenses:
  Cost of services..................      99,772     136,664       2,878          --        239,314
  Selling, general and
  administrative....................      69,233      52,360       2,380          --        123,973
  Interest expense, net.............       4,198       6,266         149          --         10,613
  Amortization of intangible assets.       2,230       3,810           2          --          6,042
  Royalty (income) expense..........     (17,945)     17,945          --          --             --
  Other, net........................        (596)       (113)        453          --           (256)
                                       ---------   ---------   ---------   ---------      ---------
    Total...........................     156,892     216,932       5,862          --        379,686
                                       ---------   ---------   ---------   ---------      ---------
Income (loss) before taxes..........      11,174      (2,375)       (382)         --          8,417
Income tax expense (benefit)........       6,105      (1,963)        228          --          4,370
Equity loss from affiliates.........      (1,022)         --          --       1,022             --
                                       ---------   ---------   ---------   ---------      ---------
Net income (loss)...................   $   4,047   $    (412)  $    (610)  $   1,022      $   4,047
                                       =========   =========   =========   =========      =========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Balance Sheet
March 31, 1998

                                                                 Non-
                                                 Subsidiary   Guarantor
                                         Parent  Guarantors  Subsidiaries  Eliminations Consolidated
                                         ------  ----------  ------------  -------------------------
Current assets:
Cash and cash equivalents...........  $  123,385   $ 47,135    $   2,064   $      --   $  172,584
Accounts receivable, net............      77,076    161,592        3,978          --      242,646
Other current assets................     114,969     49,193        2,226          --      166,388
                                      ----------   --------    ---------   ---------   ----------
  Total current assets..............     315,430    257,920        8,268          --      581,618
Property, plant and equipment, net..     100,007    143,739        3,944          --      247,690
Intangible assets, net .............     155,671    352,616          315          --      508,602
Intercompany (payable) receivable...      11,817        382      (12,199)         --           --
Investment in subsidiaries..........     414,327         --           --    (414,327)          --
Other assets........................      40,663     10,423       14,582          --       65,668
                                      ----------   --------    ---------   ---------   ----------
  Total assets......................  $1,037,915   $765,080    $  14,910   $(414,327)  $1,403,578
                                      ==========   ========    =========   =========   ==========
Current liabilities:
Accounts payable and accrued
expenses............................  $  184,470   $ 74,876    $   2,448   $      --   $  261,794
Short-term borrowings...............      17,983     19,305          366          --       37,654
                                      ----------   --------    ---------   ---------   ----------
  Total current liabilities.........     202,453     94,181        2,814          --      299,448
Long-term debt......................     219,321    245,664        4,412          --      469,397
Other liabilities...................      64,682     16,589        2,003          --       83,274
                                      ----------   --------    ---------   ---------   ----------
Total liabilities...................     486,456    356,434        9,229          --      852,119
Stockholders' equity................     551,459    408,646        5,681    (414,327)     551,459
                                      ----------   --------    ---------   ---------   ----------
  Total liabilities and
    stockholders' equity............  $1,037,915   $765,080    $  14,910   $(414,327)  $1,403,578
                                      ==========   ========    =========   =========   ==========

Condensed Consolidating Balance Sheet
December 31, 1997

                                                                 Non-
                                                 Subsidiary   Guarantor
                                         Parent  Guarantors  Subsidiaries  Eliminations Consolidated
                                         ------  ----------  ------------  ------------ ------------
Current assets:
Cash and cash equivalents...........  $  123,052   $  35,527   $   3,082   $      --   $  161,661
Accounts receivable, net............      87,231     148,618       2,520          --      238,369
Other current assets................     119,751      48,865       3,238          --      171,854
                                      ----------   ---------   ---------   ---------   ----------
  Total current assets..............     330,034     233,010       8,840          --      571,884
Property, plant and equipment, net..     101,700     144,849       3,674          --      250,223
Intangible assets, net .............     165,068     348,391         320          --      513,779
Intercompany (payable) receivable...     (14,134)     24,103      (9,969)         --           --
Investment in subsidiaries..........     412,413          --          --    (412,413)          --
Other assets........................      40,474       9,290      15,278          --       65,042
                                      ----------   ---------   ---------   ---------   ----------
  Total assets......................  $1,035,555   $ 759,643   $  18,143   $(412,413)  $1,400,928
                                      ==========   =========   =========   =========   ==========
Current liabilities:
Accounts payable and accrued
expenses............................  $  188,966   $  70,542   $   2,990   $      --   $  262,498
Short-term borrowings...............      15,688      16,640         320          --       32,648
                                      ----------   ---------   ---------   ---------   ----------
  Total current liabilities.........     204,654      87,182       3,310          --      295,146
Long-term debt......................     225,145     252,480       4,536          --      482,161
Other liabilities...................      64,096      15,568       2,297          --       81,961
                                      ----------   ---------   ---------   ---------   ----------
  Total liabilities.................     493,895     355,230      10,143          --      859,268
Stockholders' equity................     541,660     404,413       8,000    (412,413)     541,660
                                      ----------   ---------   ---------   ---------   ----------
  Total liabilities and
    stockholders' equity............  $1,035,555   $ 759,643   $  18,143   $(412,413)  $1,400,928
                                      ==========   =========   =========   =========   ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 1998

                                                                   Non-
                                                   Subsidiary   Guarantor
                                           Parent  Guarantors  Subsidiaries  Eliminations Consolidated
                                           ------  ----------  ------------  ------------ ------------
Cash flows from operating activities:
Net income (loss).....................  $   6,631   $   4,233    $    (688)  $  (3,545)  $   6,631
Adjustments to reconcile net income
(loss) to net cash provided by (used
in) operating activities:
  Depreciation and amortization.......      7,290       9,652          379          --      17,321
  Provision for doubtful accounts.....     13,609      10,035          186          --      23,830
  Other, net..........................     10,578         124          557          --      11,259
Changes in operating assets and
liabilities...........................    (26,637)     (4,071)      (1,358)      1,632     (30,434)
                                        ---------   ---------    ---------   ---------   ---------

Net cash provided by (used in)
operating activities..................     11,471      19,973         (924)     (1,913)     28,607
Net cash used in investing activities.     (7,448)     (4,218)         (21)      1,913      (9,774)
Net cash used in financing activities.     (3,690)     (4,147)         (73)         --      (7,910)
                                        ---------   ---------    ---------   ---------   ---------
Net change in cash and cash
equivalents...........................        333      11,608       (1,018)         --      10,923
Cash and cash equivalents, beginning
of year...............................    123,052      35,527        3,082          --     161,661
                                        ---------   ---------    ---------   ---------   ---------
Cash and cash equivalents, end of
period................................  $ 123,385   $  47,135    $   2,064   $      --   $ 172,584
                                        =========   =========    =========   =========   =========


Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 1997

                                                                   Non-
                                                   Subsidiary   Guarantor
                                           Parent  Guarantors  Subsidiaries  Eliminations Consolidated
                                           ------  ----------  ------------  ------------ ------------
Cash flows from operating activities:
Net income (loss).....................  $   4,047   $    (412)   $    (610)  $   1,022   $   4,047
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
  Depreciation and amortization.......      8,817      10,293          453          --      19,563
  Provision for doubtful accounts.....     16,108      12,814          155          --      29,077
  Other, net..........................     12,957      (5,095)       1,407          --       9,269
Changes in operating assets and
liabilities...........................     (8,139)     (4,252)        (271)        706     (11,956)
                                        ---------   ---------    ---------   ---------   ---------

Net cash provided by operating
activities............................     33,790      13,348        1,134       1,728      50,000
Net cash provided by (used in)
investing activities..................        414      (1,935)        (945)     (1,728)     (4,194)
Net cash used in financing activities.    (11,300)     (8,131)        (421)         --     (19,852)
                                        ---------   ---------    ---------   ---------   ---------
Net change in cash and cash
equivalents...........................     22,904       3,282         (232)         --      25,954
Cash and cash equivalents, beginning
of year...............................     26,975      12,882        2,103          --      41,960
                                        ---------   ---------    ---------   ---------   ---------
Cash and cash equivalents, end of
period................................  $  49,879   $  16,164    $   1,871   $      --   $  67,914
                                        =========   =========    =========   =========   =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations

    Three Months Ended March 31, 1998 Compared with Three Months Ended March 31, 1997. Net income for the three months ended March 31, 1998 increased from the prior year primarily as a result of operating cost reductions and improved pricing. This was partially offset by lower volume resulting from intensified competition, changes in physician ordering patterns and actions taken on unprofitable accounts. 1998 net income includes a $2.5 million charge ($1.2 million, net of tax) included in selling, general and administrative expenses representing the final costs associated with the Company's consolidation plan announced in December 1997.

    Effective April 1, 1998, the Company implemented a new order form for Medicare and Medicaid patients reflecting disease-oriented test panels developed by the Health Care Financing Administration in conjunction with the American Medical Association. These panels are likely to result in fewer tests ordered per requisition and may put additional pressure on revenue and earnings.

    Net Revenues

    Net revenues decreased by $20.2 million, or 5.2% from the prior year level, principally due to an 8.1% decline in clinical testing volume partially offset by an improvement in average prices of 3.1%. The volume decline is primarily attributable to intensified competition, changes in physician ordering patterns and actions taken on unprofitable accounts.

    Costs and Expenses

    Total operating costs for the quarter declined $24.8 million from the year earlier period. The Company's continued efforts to reduce its cost structure have had a favorable impact on costs as a percentage of net revenue. However, this benefit was partially offset by a $2.5 million charge representing the final costs associated with the Company's consolidation plan announced in December 1997. Additional actions are being taken to further reduce the Company's cost structure. *

    Cost of services, which includes the costs of obtaining, transporting and testing specimens, decreased $21.3 million from the prior year, and as a percentage of net revenues decreased to 59.3% from 61.7% a year ago, reflecting the Company's progress in reducing its cost structure. Selling, general and administrative expenses, which includes the costs of the sales force, billing operations, bad debt expense and general management and administrative support, increased as a percentage of net revenues to 32.7% from 31.9% in the prior year. This increase was principally due to the $2.5 million charge related to the Company's consolidation of its laboratory network, an increase in information technology expenditures primarily related to preparation for the Year 2000 and reduced revenues partially offset by a reduction in bad debt expense from 7.5% of net revenues in the prior year to 6.5% of net revenues in the current year.

--------------
* This is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and is based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncertainties include computer or other system failures, development of technologies that substantially alter the practice of medicine, and the failure of third party payors and suppliers to adequately address the Year 2000 problem. See Item 1. "Business--Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1997 Annual Report on Form 10-K.

    Net interest expense decreased by $1.5 million from the prior year level primarily due to an increase in interest income resulting from higher average cash balances.

    Amortization of intangible assets decreased by $0.7 million compared to the prior year principally due to the write-down of intangible assets in the fourth quarter of 1997 in connection with the Company's consolidation plan.

    The change in other, net compared with the prior year is primarily the result of the prior year including a gain on the sale of an investment and the current year including equity losses from a joint venture.

    The Company's effective tax rate is significantly impacted by goodwill amortization, a majority of which is not deductible for tax purposes, and has the effect of increasing the overall tax rate.

Liquidity and Capital Resources

    Cash increased by $10.9 million over the year end balance, to $172.6 million at March 31, 1998, due to operating activities which provided cash of $28.6 million, partially offset by investing and financing activities which used cash of $17.7 million. Net cash provided by operating activities for the quarter declined by $21.4 million compared to the same period in the prior year. The decline is primarily the result of changes in accounts receivable, accounts payable and accrued expenses and 1997 including $8.5 million received from Corning related to the final spin-off cash adjustment. The number of days sales outstanding, a measure of billing and collection efficiency, declined to 58 days from 63 days at year end and 68 days a year earlier.

    Capital spending for the quarter was $10.0 million compared to $5.9 million for the same period in the prior year. The Company estimates that it will invest approximately $60 million to $70 million during 1998 for capital expenditures, principally related to investments in information technology infrastructure and equipment and facility upgrades. *

    During the quarter the Company paid down $7.8 million of debt. Other than for the reduction for outstanding letters of credit, which currently approximate $6.4 million, all of the revolving working capital credit facility is currently available for borrowing.

    Adjusted EBITDA

    Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization and non-recurring charges. Adjusted EBITDA for the three months ended March 31, 1998 was $40.1 million, or 10.9% of net revenues, compared to $38.6 million, or 9.9% of net revenues, in the prior year period. The improvement reflects the Company's continued progress in reducing its cost structure.


--------------
* This is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and is based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncertainties include heightened competition, impact of changes in payor mix, the impact upon the Company's collection rates or general and administrative expenses resulting from compliance with Medicare administrative policies, and reduction in tests ordered by existing customers. See Item 1. "Business--Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1997 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    In its 1997 Annual Report on Form 10-K, the Company reported that it had reached a tentative settlement of an investigation commenced by the Office of the Inspector General of the Department of Health and Human Services (see Item
1. "Business-Ongoing Government Investigations-Other Government Investigations" contained in the Company's Annual Report on Form 10-K). The settlement agreement was completed April 13, 1998 and the total amount paid in the settlement was $6.9 million. This settlement is covered by the indemnification from Corning Incorporated as described in the Company's Annual Report on Form 10-K (see Item
1. "Business-Corning Indemnity" contained in the Company's Annual Report on Form 10-K) and was fully reserved for at March 31, 1998.

    There have been no material developments in any other of the government investigations or private claims reported.

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

May 8, 1998

Quest Diagnostics Incorporated


By   /s/ Kenneth W. Freeman         Chairman of the Board,
     -----------------------        Chief Executive Officer
         Kenneth W. Freeman         and President


By   /s/ Robert A. Carothers        Vice President and
     -----------------------        Chief Financial Officer
         Robert A. Carothers