Form 10-Q
period 1998-06-30
QUEST DIAGNOSTICS INC
filed 1998-08-12
CIK 1022079

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

-------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 1998
                         Commission file number 1-12215

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

-------------------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----     -----

As of July 31, 1998, there were outstanding 30,165,325 shares of Common Stock, $.01 par value.

                                PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Index to consolidated financial statements filed as part of this report:


                                                                    Page
                                                                    ----

      Consolidated Statements of Operations for the
      Three and Six Months Ended June 30, 1998 and 1997              2

      Consolidated Balance Sheets as of
      June 30, 1998 and December 31, 1997                            3

      Consolidated Statements of Cash Flows for the
      Six Months Ended June 30, 1998 and 1997                        4

      Notes to Consolidated Financial Statements                     5

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND
                   1997 (in thousands, except per share data)
                                   (unaudited)


                                              Three Months Ended            Six Months Ended
                                              ------------------            ----------------
                                             June 30,    June 30,         June 30,    June 30,
                                               1998       1997              1998       1997
                                               ----       ----              ----       ----

Net revenues..............................   $ 366,739  $ 401,523         $ 734,614  $ 789,626

Costs and expenses:
  Cost of services........................     217,806    239,593           435,846    478,907
  Selling, general and administrative.....     116,133    127,854           236,579    251,827
  Interest expense, net...................       9,036     10,499            18,150     21,112
  Amortization of intangible assets.......       5,366      5,980            10,746     12,022
  Other, net..............................         139      1,153             1,364        897
                                             ---------  ---------         ---------  ---------
    Total.................................     348,480    385,079           702,685    764,765
                                             ---------  ---------         ---------  ---------
Income before taxes.......................      18,259     16,444            31,929     24,861
Income tax expense .......................       9,405      8,356            16,444     12,726
                                             ---------  ---------         ---------  ---------
Net income ...............................   $   8,854  $   8,088         $  15,485  $  12,135
                                             =========  =========         =========  =========

Basic net income per common share.........   $    0.30  $    0.28         $    0.52  $    0.42
Diluted net income per common share.......   $    0.29  $    0.28         $    0.51  $    0.42
Basic weighted average common shares
   outstanding............................      29,783     29,102            29,736     28,987
Diluted weighted average common shares
   outstanding............................      30,579     29,497            30,290     29,318


        The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1998 AND DECEMBER 31, 1997
                      (in thousands, except per share data)


                                                                      June 30,       December 31,
                                                                        1998             1997
                                                                        ----             ----
                                                                    (unaudited)

ASSETS
Current assets:
    Cash and cash equivalents.................................     $  152,686        $  161,661
    Accounts receivable, net of allowance of $70,262 and $89,870
        at June 30, 1998 and December 31, 1997, respectively..        243,238           238,369
    Inventories...............................................         29,221            30,360
    Deferred taxes on income..................................         85,862            97,471
    Due from Corning Incorporated.............................         25,785            31,600
    Prepaid expenses and other assets.........................         14,303            12,423
                                                                   ----------        ----------
        Total current assets..................................        551,095           571,884
Property, plant and equipment, net............................        244,396           250,223
Intangible assets, net........................................        505,624           513,779
Other assets..................................................         62,966            65,042
                                                                   ----------        ----------
TOTAL ASSETS..................................................     $1,364,081        $1,400,928
                                                                   ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses.....................     $  226,117        $  244,885
    Short-term borrowings.....................................         42,656            32,648
    Income taxes payable......................................          9,623            17,613
                                                                   ----------        ----------
        Total current liabilities.............................        278,396           295,146
Long-term debt................................................        446,340           482,161
Other liabilities.............................................         78,730            81,961
                                                                   ----------        ----------
        Total liabilities.....................................        803,466           859,268
Commitments and contingencies
Stockholders' equity:
    Preferred stock...........................................          1,000             1,000
    Common stock, par value $0.01 per share; 100,000 shares
        authorized; 30,106 (excluding 119 shares held in
        treasury) and 29,986 shares issued at June 30, 1998
        and December 31, 1997, respectively...................            301               300
    Additional paid-in capital................................      1,202,610         1,198,194
    Accumulated deficit.......................................       (634,854)         (650,281)
    Accumulated other comprehensive loss......................         (2,209)           (2,515)
    Unearned compensation.....................................         (6,233)           (5,038)
                                                                   ----------        ----------
        Total stockholders' equity............................        560,615           541,660
                                                                   ----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................     $1,364,081        $1,400,928
                                                                   ==========        ==========




        The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                 (in thousands)
                                   (unaudited)

                                                                        1998             1997
                                                                        ----             ----

Cash flows from operating activities:
Net income....................................................       $ 15,485          $ 12,135
Adjustments to reconcile net income
to net cash provided by operating activities:
    Depreciation and amortization.............................         34,497            38,760
    Provision for doubtful accounts...........................         44,999            59,825
    Deferred income tax provision.............................         13,096             6,089
    Other, net................................................          3,735             3,412
    Changes in operating assets and liabilities:
        Accounts receivable...................................        (49,868)          (50,070)
        Accounts payable and accrued expenses.................          2,791             7,814
        Restructuring, integration and other special charges..        (15,719)           (8,031)
        Due from Corning Incorporated and affiliates..........          5,815             8,494
        Other assets and liabilities, net.....................        (13,645)            2,056
                                                                     --------          --------
Net cash provided by operating activities.....................         41,186            80,484
                                                                     --------          --------
Cash flows from investing activities:
    Capital expenditures......................................        (19,457)          (12,973)
    Proceeds from disposition of assets.......................            460             1,076
    Acquisition of business...................................             --           (16,000)
    (Increase) decrease in investments........................           (482)            1,338
                                                                     --------          --------
Net cash used in investing activities.........................        (19,479)          (26,559)
                                                                     --------          --------
Cash flows from financing activities:
    Repayment of long-term debt...............................        (25,730)             (711)
    Repayments under Working Capital Facility.................             --           (19,300)
    Purchase of  treasury stock...............................         (4,994)               --
    Dividends paid............................................            (58)              (40)
    Exercise of stock options.................................            100                --
                                                                     --------          --------
Net cash used in financing activities.........................        (30,682)          (20,051)
                                                                     --------          --------
Net change in cash and cash equivalents.......................         (8,975)           33,874
Cash and cash equivalents, beginning of year..................        161,661            41,960
                                                                     --------          --------
Cash and cash equivalents, end of period......................       $152,686          $ 75,834
                                                                     ========          ========

Cash paid during the period for:
    Interest..................................................       $ 21,960          $ 21,760
    Income taxes..............................................       $ 11,699          $  4,389


       8The accompanying notes are an integral part of these statements.

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

    Comprehensive Income
    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income was $15.8 million and $14.1 million for the six months ended June 30, 1998 and 1997, respectively. Comprehensive income was $8.7 million and $9.8 million for the quarter ended June 30, 1998 and 1997, respectively.

    Earnings Per Share
    Earnings per share are computed by dividing net income less dividends on the Company's Preferred Stock (approximately $30 per quarter) by the weighted average number of common shares outstanding during the period. The difference between basic and dilutive weighted average common shares results primarily from stock options.

2.  COMMITMENTS AND CONTINGENCIES

    The Company has entered into several settlement agreements with various governmental and private payors during recent years relating primarily to industry-wide billing and marketing practices that had been substantially discontinued by early 1993. At present, a government investigation of certain practices by Nichols Institute, a clinical laboratory company acquired in 1994, and a former joint venture of Damon Corporation, a clinical laboratory acquired in 1993, are ongoing. As part of the Spin-Off Distribution, Corning has agreed to indemnify the Company against all settlements for any governmental claims relating to billing practices of the Company and its predecessors that were pending on December 31, 1996. Corning also agreed to indemnify the Company for 50% of the aggregate of all settlement payments made by the Company that are in excess of $42 million to private parties that relate to indemnified or previously settled governmental claims for services provided prior to December 31, 1996; however, the indemnification of private party claims will not exceed $25 million and will be paid to the Company net of anticipated tax benefits to be realized by the Company. Such indemnification does not cover any non-governmental claims settled after December 31, 2001. At June 30, 1998, the receivable from Corning totaled $25.8 million, representing management's best estimate of amounts which are probable of being received from Corning to satisfy the remaining indemnified governmental claims on an after-tax basis.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)

    At June 30, 1998, settlement reserves totaled $68.8 million, including $27.5 million in other long-term liabilities. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and, for non-indemnified claims, the Company's cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

    In April 1998, the Company entered into a settlement agreement with the U.S. Attorney's office in Baltimore approximating $6.9 million related to the billing of certain tests performed for which the Company had incomplete or missing order forms from the physician. The occurrence of this practice was relatively rare and was engaged in primarily to preserve the integrity of test results from specimens subject to rapid deterioration. This settlement is covered by the indemnification from Corning discussed above and was fully reserved for.

3.  RESTRUCTURING RESERVES

    The Company has recorded charges for restructuring plans in previous years. Reserves relating to these programs totaled $24.6 million and $33.4 million at June 30, 1998 and December 31, 1997, respectively. Management believes that the costs of the restructuring plans will be financed through cash from operations and does not anticipate any significant impact on its liquidity as a result of the restructuring plans.

4.  STOCKHOLDERS' EQUITY

    Stock Purchase Program
    In February 1998, the Board of Directors authorized the Company to repurchase up to $27 million of common stock through 1999. The shares will be reissued in connection with certain employee plans. In the first six months of 1998, the Company paid $5 million for approximately 250 thousand shares under the program.

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

    The following condensed consolidating financial data illustrates the composition of the combined guarantors. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information that would be useful in assessing the financial composition of the Subsidiary Guarantors.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)




Condensed Consolidating Statement of Operations
Six Months Ended June 30, 1998


                                                                   Non-
                                                 Subsidiary     Guarantor
                                         Parent  Guarantors    Subsidiaries  Eliminations Consolidated
                                         ------  ----------    ------------  -----------  ------------

Net revenues........................   $ 304,085   $ 416,555   $  13,974      $      --    $ 734,614

Costs and expenses:
  Cost of services..................     178,800     249,761       7,285             --      435,846
  Selling, general and
  administrative....................     131,025      99,904       5,650             --      236,579
  Interest expense, net.............       5,307      12,549         294             --       18,150
  Amortization of intangible assets.       3,385       7,153         208             --       10,746
  Royalty (income) expense..........     (36,987)     36,987          --             --           --
  Other, net........................        (317)          7       1,674             --        1,364
                                       ---------   ---------   ---------      ---------    ---------
    Total...........................     281,213     406,361      15,111             --      702,685
                                       ---------   ---------   ---------      ---------    ---------
Income (loss) before taxes..........      22,872      10,194      (1,137)            --       31,929
Income tax expense..................      15,553         886           5             --       16,444
Equity income from subsidiaries.....       8,166          --          --        (8,166)           --
                                       ---------   ---------   ---------     ----------   ----------
Net income (loss)...................   $  15,485   $   9,308   $  (1,142)     $ (8,166)    $  15,485
                                       =========   =========   ==========     ========     =========


Condensed Consolidating Statement of Operations
Six Months Ended June 30, 1997

                                                                   Non-
                                                 Subsidiary     Guarantor
                                         Parent  Guarantors    Subsidiaries  Eliminations Consolidated
                                         ------  ----------    ------------  -----------  ------------
Net revenues........................   $ 340,656   $ 437,935   $  11,035     $      --    $ 789,626

Costs and expenses:
  Cost of services..................     198,005     275,207       5,695            --      478,907
  Selling, general and
  administrative....................     140,623     106,557       4,647            --      251,827
  Interest expense, net.............       8,198      12,618         296            --       21,112
  Amortization of intangible assets.       4,371       7,649           2            --       12,022
  Royalty (income) expense..........     (37,266)     37,266          --            --           --
  Other, net........................        (353)        429         821            --          897
                                       ---------   ---------   ---------     ---------    ---------
    Total...........................     313,578     439,726      11,461            --      764,765
                                       ---------   ---------   ---------     ---------    ---------
Income (loss) before taxes..........      27,078      (1,791)       (426)           --       24,861
Income tax expense (benefit)........      14,057      (1,795)        464            --       12,726
Equity loss from subsidiaries.......        (886)         --          --           886           --
                                       ---------   ---------   ---------     ---------    ---------
Net income (loss)...................   $  12,135   $       4   $    (890)    $     886    $  12,135
                                       =========   =========   =========     =========    =========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Balance Sheet
June 30, 1998


                                                                   Non-
                                                 Subsidiary     Guarantor
                                         Parent  Guarantors    Subsidiaries  Eliminations Consolidated
                                         ------  ----------    ------------  -----------  ------------
Current assets:
Cash and cash equivalents...........  $   88,602    $ 61,604    $   2,480     $      --   $ 152,686
Accounts receivable, net............      74,347     164,980        3,911            --     243,238
Other current assets................     103,731      48,965        2,475            --     155,171
                                      ----------    --------    ---------     ---------   ---------
  Total current assets..............     266,680     275,549        8,866            --     551,095
Property, plant and equipment, net..      98,165     141,252        4,979            --     244,396
Intangible assets, net .............     156,111     349,203          310            --     505,624
Intercompany receivable (payable)...      37,252     (23,202)     (14,050)           --          --
Investment in subsidiaries..........     419,068          --           --      (419,068)         --
Other assets........................      38,077      10,585       14,304            --      62,966
                                      ----------    --------    ---------     ---------   ---------
  Total assets......................  $1,015,353    $753,387    $  14,409     $(419,068) $1,364,081
                                      ==========    ========    =========     =========  ==========
Current liabilities:
Accounts payable and accrued
expenses............................     166,108      67,283        2,349            --     235,740
Short-term borrowings...............      20,280      21,963          413            --      42,656
                                      ----------    --------    ---------     ---------   ---------
  Total current liabilities.........     186,388      89,246        2,762            --     278,396
Long-term debt......................     208,629     233,516        4,195            --     446,340
Other liabilities...................      59,721      16,904        2,105            --      78,730
                                      ----------    --------    ---------     ---------   ---------
Total liabilities...................     454,738     339,666        9,062            --     803,466
Stockholders' equity................     560,615     413,721        5,347      (419,068)    560,615
                                      ----------    --------    ---------     ---------   ---------
  Total liabilities and
stockholders' equity................  $1,015,353    $753,387    $  14,409     $(419,068) $1,364,081
                                      ==========    ========    =========     =========  ==========

Condensed Consolidating Balance Sheet
December 31, 1997

                                                                   Non-
                                                 Subsidiary     Guarantor
                                         Parent  Guarantors    Subsidiaries  Eliminations Consolidated
                                         ------  ----------    ------------  -----------  ------------
Current assets:
Cash and cash equivalents...........  $  123,052   $  35,527   $   3,082      $      --   $  161,661
Accounts receivable, net............      87,231     148,618       2,520             --      238,369
Other current assets................     119,751      48,865       3,238             --      171,854
                                      ----------   ---------   ---------      ---------   ----------
  Total current assets..............     330,034     233,010       8,840             --      571,884
Property, plant and equipment, net..     101,700     144,849       3,674             --      250,223
Intangible assets, net .............     165,068     348,391         320             --      513,779
Intercompany (payable) receivable...     (14,134)     24,103      (9,969)            --           --
Investment in subsidiaries..........     412,413          --          --       (412,413)          --
Other assets........................      40,474       9,290      15,278             --       65,042
                                      ----------   ---------   ---------      ---------   ----------
  Total assets......................  $1,035,555   $ 759,643   $  18,143      $(412,413)  $1,400,928
                                      ==========   =========   =========      =========   ==========
Current liabilities:
Accounts payable and accrued
expenses............................  $  188,966   $  70,542   $   2,990      $      --   $  262,498
Short-term borrowings...............      15,688      16,640         320             --       32,648
                                      ----------   ---------   ---------      ---------   ----------
  Total current liabilities.........     204,654      87,182       3,310             --      295,146
Long-term debt......................     225,145     252,480       4,536             --      482,161
Other liabilities...................      64,096      15,568       2,297             --       81,961
                                      ----------   ---------   ---------      ---------   ----------
  Total liabilities.................     493,895     355,230      10,143             --      859,268
Stockholders' equity................     541,660     404,413       8,000       (412,413)     541,660
                                      ----------   ---------   ---------      ---------   ----------
  Total liabilities and
     stockholders' equity..........   $1,035,555   $ 759,643   $  18,143      $(412,413)  $1,400,928
                                      ==========   =========   =========      =========   ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 1998

                                                                    Non-
                                                    Subsidiary     Guarantor
                                            Parent  Guarantors    Subsidiaries  Eliminations Consolidated
                                            ------  ----------    ------------  -----------  ------------
Cash flows from operating activities:
Net income (loss) ...................   $  15,485    $  9,308      $(1,142)      $(8,166)     $  15,485
Adjustments to reconcile net income
(loss) to net cash provided by (used
in) operating activities:
  Depreciation and amortization .....      14,414      19,343          740            --         34,497
  Provision for doubtful accounts ...      25,522      19,075          402            --         44,999
  Other, net ........................      16,725         632         (526)           --         16,831
Changes in operating assets and
liabilities .........................     (72,797)        498          162         1,511        (70,626)
                                        ---------    --------      -------       -------      ---------
Net cash (used in) provided by
operating activities ................        (651)     48,856         (364)       (6,655)        41,186
Net cash used in investing activities     (16,931)     (9,146)         (57)        6,655        (19,479)
Net cash used in financing activities     (16,868)    (13,633)        (181)           --        (30,682)
                                        ---------    --------      -------       -------      ---------
Net change in cash and cash
equivalents .........................     (34,450)     26,077         (602)           --         (8,975)
Cash and cash equivalents, beginning
of year .............................     123,052      35,527        3,082            --        161,661
                                        ---------    --------      -------       -------      ---------

Cash and cash equivalents, end of
period ..............................   $  88,602    $ 61,604      $ 2,480       $    --      $ 152,686
                                        =========    ========      =======       =======      =========

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 1997

                                                                     Non-
                                                   Subsidiary     Guarantor
                                         Parent    Guarantors    Subsidiaries  Eliminations Consolidated
                                         ------    ----------    ------------  -----------  ------------
Cash flows from operating activities:
Net income (loss) ...................   $ 12,135    $      4        $  (890)      $ 886       $ 12,135
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Depreciation and amortization .....     16,707      21,893            160          --         38,760
  Provision for doubtful accounts ...     33,967      25,602            256          --         59,825
  Other, net ........................     11,079      (2,746)         1,168          --          9,501
Changes in operating assets and
liabilities .........................    (39,940)         38             85          80        (39,737)
                                        --------    --------        -------       -----       --------
Net cash provided by operating
activities ..........................     33,948      44,791            779         966         80,484
Net cash used in investing activities     (1,941)    (23,629)           (23)       (966)       (26,559)
Net cash used in financing activities    (11,424)     (8,192)          (435)         --        (20,051)
                                        --------    --------        -------       -----       --------
Net change in cash and cash
equivalents .........................     20,583      12,970            321          --         33,874
Cash and cash equivalents, beginning
of year .............................     26,975      12,882          2,103          --         41,960
                                        --------    --------        -------       -----       --------
Cash and cash equivalents, end of
period ..............................   $ 47,558    $ 25,852        $ 2,424       $  --       $ 75,834
                                        ========    ========        =======       =====       ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
    Net income for the three and six months ended June 30, 1998 increased from the prior year primarily as a result of operating cost and interest expense reductions coupled with improved pricing. This was partially offset by lower volume resulting from intensified competition, changes in physician ordering patterns, actions taken on unprofitable accounts and the consolidation of certain underperforming laboratories announced in December 1997. The second quarter earnings improvement over the prior year was below the first quarter improvement over the prior year. This change was primarily driven by lower year over year price improvement and increased spending on information technology capabilities. Net income for the six months ended June 30, 1998 includes a $2.5 million charge ($1.2 million, net of tax) recorded in the first quarter in selling, general and administrative expenses, representing the final costs associated with the Company's consolidation plan announced in December 1997.

    Effective April 1, 1998, the Company implemented a new order form for Medicare and Medicaid patients reflecting disease-oriented test panels developed by the Health Care Financing Administration in conjunction with the American Medical Association. While the Company did not see a significant impact during the second quarter, these panels are likely to result in fewer tests ordered per requisition and may put additional pressure on revenue and earnings.*

    Net Revenues

    Net revenues for the second quarter decreased by $34.8 million, or 8.7% from the prior year level, principally due to a 10.1% decline in clinical testing volume offset by an improvement in average prices of 1.4%. Net revenues for the first half of 1998 decreased by $55.0 million, or 7.0% from the prior year level, principally due to a 9.1% decline in clinical testing volume, partially offset by an improvement in average prices of 2.2%. When adjusted for joint venture and acquisition transactions completed last year, clinical testing volume declined 8.6% and 8.0% for the second quarter and first half, respectively. The volume decline for each period is primarily attributable to intensified competition, changes in physician ordering patterns, actions taken on unprofitable accounts and the consolidation of certain underperforming laboratories announced in December 1997, which reduced volume by approximately 2.0% and 1.5% for the second quarter and first half, respectively.

    Costs and Expenses

    Total operating costs for the second quarter and first half of 1998 declined by $33.5 million and $58.3 million, respectively, from the year earlier periods. The Company's efforts to reduce its operating cost structure have had a favorable impact on costs as a percentage of net revenue. However, this benefit was partially offset by lower volume, increased spending on information technology capabilities and a $2.5 million charge in the first quarter representing the final costs associated with the Company's consolidation plan announced in December 1997. Additional actions are being taken to further reduce the Company's cost structure.*

    Cost of services, which includes the costs of obtaining, transporting and testing specimens, decreased

--------

* This is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and is based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncertainties include heightened competition, impact of changes in payor mix, the impact upon the Company's collection rates or general and administrative expenses resulting from compliance with Medicare administrative policies, and reduction in tests ordered by existing customers. See Item 1. "Business-- Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1997 Annual Report on Form 10-K.

$21.8 million in the second quarter from the prior year, and as a percentage of net revenues decreased to 59.4% from 59.7% in the prior year. Cost of services in the first half of 1998 decreased $43.1 million from the prior year, and as a percentage of net revenues decreased to 59.3% from 60.6% in the prior year. These decreases reflect the Company's progress in reducing its cost structure. Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased from the prior year by $11.7 million in the quarter and $15.2 million in the first half of 1998 and remained consistent with the prior year as a percentage of net revenues. The second quarter decrease was principally due to a $9.5 million reduction in bad debt expense to 5.8% of net revenue from 7.7% of net revenues a year earlier. The first half decrease was principally due to a $14.8 million reduction in bad debt expense to 6.1% of net revenues from 7.6% of net revenues. The decrease in bad debt expense was partially offset by an increase in information technology expenditures primarily related to preparation for the Year 2000 and a $2.5 million charge in the first quarter related to Company's consolidation of its laboratory network.

    Net interest expense decreased from the prior year by $1.5 million and $3.0 million for the second quarter and first half of 1998, respectively, primarily due to reduced debt levels and an increase in interest income resulting from higher average cash balances.

    Amortization of intangible assets decreased from the prior year by $0.6 million and $1.3 million for the second quarter and first half of 1998, respectively, principally due to certain intangible assets having become fully amortized.

    Other, net for the second quarter decreased from the prior year level, primarily due to the current year including a gain on the sale of a small investment and the prior year including a charge related to the integration of a small, strategic acquisition. For the first half of 1998, the change in other, net is also affected by the prior year including a gain on the sale of an investment and the current year including equity losses from a joint venture.

    The Company's effective tax rate is significantly impacted by goodwill amortization, a majority of which is not deductible for tax purposes, and has the effect of increasing the overall tax rate.

Liquidity and Capital Resources

    Cash decreased by $9.0 million from the year end balance, to $152.7 million at June 30, 1998, due to operating activities which provided cash of $41.2 million, offset by investing and financing activities which used cash of $50.2 million. Net cash provided by operating activities was $39.3 million below the prior year level. The decrease is primarily the result of changes in accounts receivable and other asset and liability levels and increased payments associated with restructuring and other special charges. The number of days sales outstanding, a measure of billing and collection efficiency, was 61 days at June 30, 1998 compared to 63 days at year end and 65 days a year earlier.

    Decreased spending on investing activities is primarily the result of a reduction in acquisition spending, partially offset by increased capital spending in 1998. Capital spending for the first half of 1998 was $19.5 million compared to $13.0 million for the comparable prior year period. The Company estimates that it will invest approximately $60 million during 1998 for capital expenditures, principally related to investments in information technology infrastructure and equipment and facility upgrades.*

--------
* This is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and is based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncertainties include computer or other system failures, development of technologies that substantially alter the practice of medicine, and the failure of third party payors and suppliers to adequately address the Year 2000 problem. See Item 1. "Business--Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1997 Annual Report on Form 10-K.

    During the first half of 1998, the Company paid down $25.7 million of debt, including a $10 million debt prepayment, and purchased $5.0 million (approximately 250,000 shares) of its common stock. Other than for the reduction for outstanding letters of credit, which currently approximate $5.4 million, all of the revolving working capital credit facility is currently available for borrowing. The Company plans to continue stock purchases as authorized under the February 1998 limited share purchase program which permits the Company to purchase up to $27 million of its outstanding common stock through 1999.


    Adjusted EBITDA

    Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization and non-recurring charges. Adjusted EBITDA for the three months ended June 30, 1998 was $44.5 million, or 12.1% of net revenues, compared to $46.1 million, or 11.5% of net revenues, in the prior year period. Adjusted EBITDA for the six months ended June 30, 1998 was $87.1 million, or 11.9% of net revenues, compared to $84.7 million, or 10.7% of net revenues, in the prior year period. The improvement in adjusted EBITDA for the six months reflects the Company's continued progress in reducing its cost structure on a declining revenue base. During the second quarter, the Company continued to make progress reducing its cost structure to align costs with business conditions, but adjusted EBITDA was below the prior year due primarily to increased spending on information technology capabilities.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

    See Part II, Item 1 of the Company's Form 10-Q for the quarterly period ended March 31, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders

    (a) The first annual meeting of stockholders of the Company was held on May 12, 1998. At the meeting the matters described below were approved by the stockholders.

    (b) - (c) The following nominees for the office of director were elected for terms expiring at the 2001 annual meeting of stockholders, by the following votes:

                             For                   Withheld
                             ---                   --------
    Kenneth D. Brody         27,381,649            92,561
    Mary A. Cirillo          27,382,499            91,711

The following persons continue as directors:

    Van C. Campbell
    Kenneth W. Freeman
    Dan C. Stanzione
    Gail R. Wilensky

    The Stock Option Plan for Non-Employee Directors, which authorizes the annual grant to each non-employee director of non-qualified stock options to acquire 9,000 shares of the Company's common stock, was approved by the following number of stockholder votes for, against and abstained:

    For:  26,154,770         Against:  1,188,501          Abstained:  130,939

    The appointment of Price Waterhouse LLP (PricewaterhouseCoopers LLP as of July 1, 1998) as independent accountants to audit the financial statements of the registrant and its subsidiaries for the fiscal year ending December 31, 1998, was approved by the following number of stockholder votes for, against and abstained:

    For:  27,348,070         Against:  55,381             Abstained:  70,759

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:


        Exhibit Number  Description
        --------------  -----------
        4               Warrant to acquire shares of common stock of the Company issued to Premier
                        Laboratory Services Limited Partnership.
        27              Financial Data Schedule


    (b) Reports on Form 8-K:

         On June 3, 1998, the Company filed a current report on Form 8-K (Date of Report: May 15, 1998) disclosing under Item 5 a strategic alliance with Premier Inc ("Premier'). The Company has entered into a reference testing agreement under which the Company would provide reference testing to Premier hospitals that access the agreement. The reference agreement has a five year term (ending in December 2003) and is renewable at the option of Premier for an additional five year term. On signing the reference agreement, the Company issued to Premier a ten year warrant to acquire approximately 170,000 shares of common stock of the Company at $20.146 per share, subject to antidilution adjustment. The Company will pay to Premier cash fees (a portion of which Premier could at its option use to purchase common stock of the Company) proportional to the amounts billed to Premier hospitals for testing under the reference agreement. In addition, the Company would issue to Premier additional ten year warrants to acquire common stock of the Company if the annual amount of such billings exceeds $100 million. The exercise price would be based on the market price of the Company's common stock on the issuance of the warrants and the value of such warrants would not exceed $2 million in total (the same valuation as the warrants issued at the execution of the agreement) using the Black Scholes option pricing model. The alliance also contemplates that the Company will enter individually negotiated strategic services agreements with Premier hospitals, under which the lowest cost testing environment would be identified and utilized, resulting in increased savings to hospitals beyond what is available under the reference agreement. On entering into a strategic services arrangement with a Premier hospital, the Company would issue equity (which may include warrants) dependent on the size of the transaction, which equity would initially be held in escrow and released to Premier periodically over the term of the arrangement.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 10, 1998

Quest Diagnostics Incorporated


By    /s/  Kenneth W. Freeman      Chairman of the Board,
          -------------------      Chief Executive Officer
           Kenneth W. Freeman      and President


By    /s/ Robert A. Hagemann       Vice President and
          ------------------       Chief Financial Officer
          Robert A. Hagemann