Form 10-Q
period 1998-09-30
QUEST DIAGNOSTICS INC
filed 1998-11-13
CIK 1022079

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

-------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1998
                         Commission file number 1-12215

                         Quest Diagnostics Incorporated

                               One Malcolm Avenue
                               Teterboro, NJ 07608
                                 (201) 393-5030

                                    Delaware
                            (State of Incorporation)

                                   16-1387862
                     (I.R.S. Employer Identification Number)

-------------------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

As of October 31, 1998, there were outstanding 29,865,722 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Index to consolidated financial statements filed as part of this report:
                                                                         Page

      Consolidated Statements of Operations for the
      Three and Nine Months Ended September 30, 1998 and 1997              2

      Consolidated Balance Sheets as of
      September 30, 1998 and December 31, 1997                             3

      Consolidated Statements of Cash Flows for the
      Nine Months Ended September 30, 1998 and 1997                        4

      Notes to Consolidated Financial Statements                           5

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                      (in thousands, except per share data)
                                   (unaudited)

                                               Three Months Ended           Nine Months Ended
                                                  September 30                September 30
                                               ------------------           -----------------
                                                1998       1997             1998        1997
                                                ----       ----             ----        ----
Net revenues..............................   $  360,713  $ 373,633       $1,095,327  $1,163,259

Costs and expenses:
  Cost of services........................      210,864    229,164          646,710     708,071
  Selling, general and administrative.....      122,783    119,691          359,362     371,518
  Interest expense, net...................        8,398     10,385           26,548      31,497
  Amortization of intangible assets.......        5,530      6,082           16,276      18,104
  Other, net..............................        1,095      2,045            2,459       2,942
                                             ---------- ----------       ----------  ----------
    Total.................................      348,670    367,367        1,051,355   1,132,132
                                             ---------- ----------       ----------  ----------
Income before taxes.......................       12,043      6,266           43,972      31,127
Income tax expense .......................        5,982      3,273           22,426      15,999
                                             ----------  ---------       ----------  ----------
Net income ...............................   $    6,061 $    2,993       $   21,546  $   15,128
                                             ========== ==========       ==========  ==========

Basic net income per common share.........   $      .20 $      .10       $      .72  $      .52
Diluted net income per common share.......   $      .20 $      .10       $      .71  $      .52
Basic weighted average common shares
   outstanding............................       29,686     29,293           29,719      29,090
Diluted weighted average common shares
   outstanding............................       30,219     29,725           30,268      29,455


The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                      (in thousands, except per share data)

                                                                    September 30,     December 31,
                                                                         1998             1997
                                                                         ----             ----
                                                                     (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents.................................     $   180,996        $  161,661
    Accounts receivable, net of allowance of $72,646  and $89,870
        at September 30, 1998 and December 31, 1997, respectively      236,393           238,369
    Inventories...............................................          29,799            30,360
    Deferred taxes on income..................................          84,778            97,471
    Due from Corning Incorporated.............................          16,710            31,600
    Prepaid expenses and other assets.........................          13,009            12,423
                                                                    ----------        ----------
        Total current assets..................................         561,685           571,884
Property, plant and equipment, net............................         241,418           250,223
Intangible assets, net........................................         500,891           513,779
Other assets..................................................          62,171            65,042
                                                                    ----------        ----------
TOTAL ASSETS..................................................      $1,366,165        $1,400,928
                                                                    ==========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued expenses.....................     $   243,789        $  244,885
    Short-term borrowings.....................................          47,091            32,648
    Income taxes payable......................................          12,483            17,613
                                                                   -----------        ----------
        Total current liabilities.............................         303,363           295,146
Long-term debt................................................         423,500           482,161
Other liabilities.............................................          77,910            81,961
                                                                   -----------        ----------
        Total liabilities.....................................         804,773           859,268
Commitments and contingencies
Stockholders' equity:
    Preferred stock...........................................           1,000             1,000
    Common stock, par value $0.01 per share; 100,000 shares
        authorized; 29,866 (excluding 356 shares held in
        treasury) and 29,986 shares issued at September 30,
        1998 and December 31, 1997, respectively..............             299               300
    Additional paid-in capital................................       1,196,087         1,198,194
    Accumulated deficit.......................................        (628,823)         (650,281)
    Accumulated other comprehensive loss......................          (2,972)           (2,515)
    Unearned compensation.....................................          (4,199)           (5,038)
                                                                   ------------       ----------
        Total stockholders' equity............................         561,392           541,660
                                                                   -----------        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................     $ 1,366,165        $1,400,928
                                                                   ===========        ==========

The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                 (in thousands)
                                   (unaudited)

                                                                         1998             1997
                                                                         ----             ----
Cash flows from operating activities:
Net income....................................................        $ 21,546       $    15,128
Adjustments to reconcile net income
to net cash provided by operating activities:
    Depreciation and amortization.............................          51,699            57,809
    Provision for doubtful accounts...........................          67,292            86,227
    Deferred income tax provision.............................          14,377             8,861
    Other, net................................................           5,124             4,375
    Changes in operating assets and liabilities:
        Accounts receivable...................................         (65,317)          (64,616)
        Accounts payable and accrued expenses.................          41,195            35,813
        Restructuring, integration and other special charges..         (34,088)          (11,819)
        Due from Corning Incorporated and affiliates..........          14,890             8,755
        Other assets and liabilities, net.....................         (12,260)           (2,616)
                                                                   ------------         ---------
Net cash provided by operating activities.....................         104,458           137,917
                                                                   -----------          --------
Cash flows from investing activities:
    Capital expenditures......................................         (27,933)          (21,579)
    Proceeds from disposition of assets.......................             491             1,103
    Acquisition of business...................................               0           (16,000)
    (Increase) decrease in investments........................          (1,232)            1,338
                                                                   ------------      -----------
Net cash used in investing activities.........................         (28,674)          (35,138)
                                                                   ------------      ------------
Cash flows from financing activities:
    Repayment of long-term debt...............................         (44,137)             (861)
    Repayments under Working Capital Facility.................               0           (19,300)
    Purchase of  treasury stock...............................         (12,369)                0
    Dividends paid............................................             (88)              (69)
    Exercise of stock options.................................             145                 0
                                                                   -----------       -----------
Net cash used in financing activities.........................         (56,449)          (20,230)
                                                                   ------------      ------------
Net change in cash and cash equivalents.......................          19,335            82,549
Cash and cash equivalents, beginning of year..................         161,661            41,960
                                                                   -----------       -----------
Cash and cash equivalents, end of period......................     $   180,996       $   124,509
                                                                   ===========       ===========

Cash paid during the period for:
    Interest..................................................     $    27,986       $    28,532
    Income taxes..............................................     $    13,676       $     5,647



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

    Basis of Presentation
    The interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. All such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit and are subject to year-end adjustments. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1997.

    Comprehensive Income
    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income was $21.1 million and $17.5 million for the nine months ended September 30, 1998 and 1997, respectively. Comprehensive income was $5.3 million and $3.4 million for the quarter ended September 30, 1998 and 1997, respectively.

    Earnings Per Share
    Earnings per share are computed by dividing net income less dividends on the Company's Preferred Stock (approximately $30 per quarter) by the weighted average number of common shares outstanding during the period. The difference between basic and dilutive weighted average common shares results primarily from stock options.

2.  COMMITMENTS AND CONTINGENCIES

    The Company has entered into several settlement agreements with various governmental and private payors during recent years relating primarily to industry-wide billing and marketing practices that had been substantially discontinued by early 1993. At present, a government investigation of certain practices by Nichols Institute, a clinical laboratory company acquired in 1994, is ongoing. As part of the Spin-Off Distribution, Corning has agreed to indemnify the Company against all settlements for any governmental claims relating to billing practices of the Company and its predecessors that were pending on December 31, 1996. Corning also agreed to indemnify the Company for 50% of the aggregate of all settlement payments made by the Company that are in excess of $42 million to private parties that relate to indemnified or previously settled governmental claims for services provided prior to December 31, 1996; however, the indemnification of private party claims will not exceed $25 million and will be paid to the Company net of anticipated tax benefits to be realized by the Company. Such indemnification does not cover any non-governmental claims settled after December 31, 2001. At September 30, 1998, the receivable from Corning totaled $16.7 million, representing management's best estimate of amounts which are probable of being received from Corning to satisfy the remaining indemnified governmental claims on an after-tax basis.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)

    At September 30, 1998, settlement reserves totaled $53.5 million, including $27.5 million in other long-term liabilities. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and, for non-indemnified claims, the Company's cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

    In April 1998, the Company entered into a settlement agreement with the U.S. Attorney's office in Baltimore for approximately $6.9 million related to the billing of certain tests performed for which the Company had incomplete or missing order forms from the physician. The occurrence of this practice was relatively rare and was engaged in primarily to preserve the integrity of test results from specimens subject to rapid deterioration. In August 1998, the Company entered into a settlement agreement with the Office of Inspector General of the Department of Health and Human Services for $15.0 million related to overcharges for medically unnecessary testing for end stage renal dialysis patients. These settlements are covered by the indemnification from Corning discussed above and were fully reserved for.

3.  RESTRUCTURING RESERVES

    The Company has recorded charges for restructuring plans in previous years. Reserves relating to these programs totaled $21.5 million and $33.4 million at September 30, 1998 and December 31, 1997, respectively. Management believes that the costs of the restructuring plans will be financed through cash from operations and does not anticipate any significant impact on its liquidity as a result of the restructuring plans.

4.  STOCKHOLDERS' EQUITY

    Stock Purchase Program
    In February 1998, the Board of Directors authorized the Company to repurchase up to $27 million of common stock through 1999. The shares will be reissued in connection with certain employee plans. In the first nine months of 1998, the Company paid approximately $12.4 million for approximately 650 thousand shares under the program.

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

    The following condensed consolidating financial data illustrates the financial condition of the combined guarantors. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information that would be useful in assessing the financial condition of the Subsidiary Guarantors.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 1998

                                                                  Non-
                                                  Subsidiary   Guarantor
                                        Parent    Guarantors  Subsidiaries  Eliminations  Consolidated
                                        ------    ----------  ------------  ------------  ------------
Net revenues........................    $449,360     $625,467     $20,500                  $1,095,327

Costs and expenses:
  Cost of services..................     263,245      372,337      11,128                     646,710
  Selling, general and                   195,144      155,923       8,295                     359,362
  administrative....................
  Interest expense, net.............       7,578       18,537         433                      26,548
  Amortization of intangible assets.       5,323       10,648         305                      16,276
  Royalty (income) expense..........     (55,503)      55,503          --                          --
  Other, net........................        (347)           7       2,799                       2,459
                                       ---------    ---------   ---------                 -----------
    Total...........................     415,440      612,955      22,960                   1,051,355
Income (loss) before taxes..........      33,920       12,512      (2,460)                     43,972
Income tax expense..................      22,455          104        (133)                     22,426
Equity income from subsidiaries.....      10,081           --          --     (10,081)             --
                                       ---------  ----------- -----------   ---------     -----------
Net income (loss)...................   $  21,546  $    12,408 $    (2,327)  $ (10,081)    $    21,546
                                       =========  =========== ===========   =========     ===========


Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 1997

                                                                  Non-
                                                  Subsidiary   Guarantor
                                        Parent    Guarantors  Subsidiaries  Eliminations  Consolidated
                                        ------    ----------  ------------  ------------  ------------
Net revenues........................    $501,008     $645,364     $16,887                 $1,163,259

Costs and expenses:
  Cost of services..................     293,994      405,330       8,747                    708,071
  Selling, general and                   206,255      158,113       7,150                    371,518
  administrative....................
  Interest expense, net.............      12,245       18,801         451                     31,497
  Amortization of intangible assets.       6,630       11,386          88                     18,104
  Royalty (income) expense..........     (54,174)      54,174          --                         --
  Other, net........................       1,007          380       1,555                      2,942
                                       ---------  -----------   ---------                  ---------
    Total...........................     465,957      648,184      17,991                  1,132,132
Income (loss) before taxes..........      35,051       (2,820)     (1,104)                    31,127
Income tax expense (benefit)........      17,461       (2,105)        643                     15,999
Equity loss from subsidiaries.......      (2,462)          --          --         2,462           --
                                       ---------  -----------   ---------   -----------   ----------
Net income (loss)...................   $  15,128  $      (715)  $  (1,747)  $     2,462    $  15,128
                                       =========  ===========   =========   ===========    =========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Balance Sheet
September 30, 1998

                                                                  Non-
                                                   Subsidiary   Guarantor
                                        Parent     Guarantors  Subsidiaries  Eliminations  Consolidated
                                        ------     ----------  ------------  ------------  ------------
Current assets:
Cash and cash equivalents...........   $ 166,945   $   12,041  $     2,010                 $   180,996
Accounts receivable, net............      73,845      159,026        3,522                     236,393
Other current assets................      93,010       48,600        2,686                     144,296
                                     -----------   ----------  -----------                 -----------
  Total current assets..............     333,800      219,667        8,218                     561,685
Property, plant and equipment, net..      95,328      140,186        5,904                     241,418
Intangible assets, net .............     164,995      335,618          278                     500,891
Intercompany (payable) receivable...     (39,754)      55,924      (16,170)                         --
Investment in subsidiaries..........     419,543           --           --      (419,543)           --
Other assets........................      37,895       10,766       13,510            --        62,171
                                     -----------   ----------  -----------   -----------   -----------
  Total assets...................... $ 1,011,807   $  762,161  $    11,740   $  (419,543)  $ 1,366,165
                                     ===========   ==========  ===========   ===========   ===========
Current liabilities:
Accounts payable and accrued         $   171,208   $   82,192        2,872                     256,272
expenses............................
Short-term borrowings...............      22,007       24,622          462                      47,091
                                     -----------   ----------  -----------                  ----------
  Total current liabilities.........     193,215      106,814        3,334                     303,363
Long-term debt......................     198,138      221,380        3,982                     423,500
Other liabilities...................      59,062       17,146        1,702                      77,910
                                     -----------   ----------  -----------                 -----------
Total liabilities...................     450,415      345,340        9,018                     804,773
Stockholders' equity................     561,392      416,821        2,722     (419,543)       561,392
                                      ----------   ----------  -----------  -----------    -----------
  Total liabilities and
    stockholders' equity............ $ 1,011,807   $  762,161  $    11,740  $  (419,543)   $ 1,366,165
                                     ===========   ==========  ===========   ==========    ===========

Condensed Consolidating Balance Sheet
December 31, 1997

                                                                  Non-
                                                   Subsidiary   Guarantor
                                        Parent     Guarantors  Subsidiaries  Eliminations  Consolidated
                                        ------     ----------  ------------  ------------  ------------
Current assets:
Cash and cash equivalents...........   $ 123,052    $  35,527   $   3,082     $      --     $ 161,661
Accounts receivable, net............      87,231      148,618       2,520            --       238,369
Other current assets................     119,751       48,865       3,238            --       171,854
                                       ---------    ---------   ---------     ---------     ---------
  Total current assets..............     330,034      233,010       8,840            --       571,884
Property, plant and equipment, net..     101,700      144,849       3,674            --       250,223
Intangible assets, net .............     165,068      348,391         320            --       513,779
Intercompany (payable) receivable...     (14,134)      24,103      (9,969)           --            --
Investment in subsidiaries..........     412,413           --          --      (412,413)           --
Other assets........................      40,474        9,290      15,278            --        65,042
                                      ----------    ---------   ---------     ---------     ---------
  Total assets......................  $1,035,555    $ 759,643   $  18,143     $(412,413)   $1,400,928
                                      ==========    =========   =========     ==========   ==========
Current liabilities:
Accounts payable and accrued           $ 188,966    $  70,542   $   2,990     $      --     $ 262,498
expenses............................
Short-term borrowings...............      15,688       16,640         320            --        32,648
                                       ---------    ---------   ---------     ---------     ---------
  Total current liabilities.........     204,654       87,182       3,310            --       295,146
Long-term debt......................     225,145      252,480       4,536            --       482,161
Other liabilities...................      64,096       15,568       2,297            --        81,961
                                       ---------    ---------   ---------     ---------     ---------
  Total liabilities.................     493,895      355,230      10,143            --       859,268
Stockholders' equity................     541,660      404,413       8,000      (412,413)      541,660
                                       ---------    ---------   ---------     ----------    ---------
  Total liabilities and
    stockholders' equity............  $1,035,555    $ 759,643   $  18,143     $(412,413)   $1,400,928
                                      ==========    =========   =========     =========    ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 1998

                                                                     Non-
                                                      Subsidiary   Guarantor
                                           Parent     Guarantors  Subsidiaries  Eliminations  Consolidated
                                           ------     ----------  ------------  ------------  ------------
Cash flows from operating activities:
Net income (loss).....................   $  21,546     $  12,408   $  (2,327)   $ (10,081)$       21,546
Adjustments to reconcile net income
(loss) to net cash provided by
operating activities:
  Depreciation and amortization.......      21,787        27,113       2,799           --         51,699
  Provision for doubtful accounts.....      37,484        29,202         606           --         67,292
  Other, net..........................      19,123         2,606      (2,228)          --         19,501
Changes in operating assets and
liabilities...........................      (2,568)      (57,303)      1,340        2,951        (55,580)
                                         ----------    ----------  ---------    ---------    -----------
Net cash provided by
operating activities..................      97,372        14,026         190       (7,130)       104,458
Net cash used in investing activities.     (20,538)      (14,408)       (858)       7,130        (28,674)
Net cash used in financing activities.     (32,941)      (23,104)       (404)          --        (56,449)
                                         ---------     ---------   ---------    ---------    -----------
Net change in cash and cash
equivalents...........................      43,893       (23,486)     (1,072)          --         19,335
Cash and cash equivalents, beginning
of year...............................     123,052        35,527       3,082           --        161,661
                                         ---------     ---------   ---------    ---------    -----------
Cash and cash equivalents, end of
period................................   $ 166,945     $  12,041   $   2,010    $      --    $   180,996
                                         =========     =========   =========    =========    ===========

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 1997

                                                                     Non-
                                                      Subsidiary   Guarantor
                                           Parent     Guarantors  Subsidiaries  Eliminations  Consolidated
                                           ------     ----------  ------------  ------------  ------------
Cash flows from operating activities:
Net income (loss).....................   $  15,128   $    (715)    $  (1,747)   $   2,462     $    15,128
Adjustments to reconcile net income
to net cash provided by operating
activities:
  Depreciation and amortization.......      22,701      34,748           360           --          57,809
  Provision for doubtful accounts.....      48,757      26,001        11,469           --          86,227
  Other, net..........................      21,192      (8,335)          379           --          13,236
Changes in operating assets and
liabilities...........................     (15,587)      6,437        (9,294)     (16,039)        (34,483)
                                         ---------   ---------     ---------    ---------     -----------
Net cash provided by operating
activities............................      92,191      58,136         1,167      (13,577)        137,917
Net cash used in investing activities.     (24,805)    (23,921)           11       13,577         (35,138)
Net cash used in financing activities.     (11,570)     (8,258)         (402)          --         (20,230)
                                         ---------   ---------     ---------    ---------     -----------
Net change in cash and cash
equivalents...........................      55,816      25,957           776           --          82,549
Cash and cash equivalents, beginning
of year...............................      26,975      12,882         2,103           --          41,960
                                         ---------   ---------     ---------    ---------     -----------
Cash and cash equivalents, end of
period................................   $  82,791   $  38,839     $   2,879    $      --     $   124,509
                                         =========   =========     =========    =========     ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)
6. Subsequent Events

        Effective November 1998 the Company contributed certain assets to newly formed joint ventures with UPMC Health System (formerly known as University of Pittsburgh Medial Center) and Unity Health System in St. Louis. Each of these joint ventures is 51% owned by the Company and will be included in the Company's consolidated financial results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Results of Operations
    Net income for the three and nine months ended September 30, 1998 increased from the prior year primarily as a result of operating cost and interest expense reductions coupled with improved pricing. These increases were partially offset by lower volume resulting from intensified competition, changes in physician ordering patterns, actions taken on unprofitable accounts and the consolidation of certain underperforming laboratories announced in December 1997. Net income for the nine months ended September 30, 1998 includes a $2.5 million charge ($1.2 million, net of tax) recorded in the first quarter in selling, general and administrative expenses, representing the final costs associated with the Company's consolidation plan announced in December 1997.

    Effective April 1, 1998, the Company implemented a new order form for Medicare and Medicaid patients reflecting disease-oriented test panels developed by the Health Care Financing Administration in conjunction with the American Medical Association. While the Company has not seen a significant impact during the second or third quarters, the Company believes these panels are likely to result in fewer tests ordered per requisition and may put additional pressure on revenues and earnings. *

    Net Revenues

    Net revenues for the third quarter decreased by $12.9 million, or 3.5% from the prior year level, principally due to a 5.6% decline in clinical testing volume offset by an improvement in average prices of 1.4%. The decline in clinical testing volume reflects significant improvement from the declines experienced in the first and second quarters. Net revenues for the first nine months of 1998 decreased by $67.9 million, or 5.8% from the prior year level, principally due to an 8.0% decline in clinical testing volume, partially offset by an improvement in average prices of 2.0%. The clinical testing volume decline for each period is primarily attributable to intensified competition, changes in physician ordering patterns, actions taken on unprofitable accounts and the consolidation of certain underperforming laboratories announced in December 1997, which reduced volume by approximately 2.6% and 2.0% for the third quarter and first nine months, respectively.

    Costs and Expenses

    Total operating costs for the third quarter and first nine months of 1998 declined by $15.2 million and $73.5 million, respectively, from the year earlier periods. The Company's efforts to reduce its operating cost structure have had a favorable impact on costs as a percentage of net revenue. However, this benefit was partially offset by lower volume, increased spending on selling, and information technology capabilities and a $2.5 million charge in the first quarter representing the final costs associated with the Company's consolidation plan announced in December 1997. Additional actions are being taken to further reduce the Company's cost structure.*


--------
* This is a forward looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 27E of the Securities Act of 1934, as amended, and is based on current expectations. Forward looking statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statement. These risks and uncertainties include heightened competition, impact of changes in payor mix, the impact upon the Company's collection rates or general and administrative expenses resulting from compliance with Medicare administrative policies, and reduction in tests ordered by existing customers. See Item 1. "Business--Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1997 Annual Report on Form 10-K.

    Cost of services, which includes the costs of obtaining, transporting and testing specimens, decreased $18.3 million in the third quarter from the prior year, and as a percentage of net revenues decreased to 58.5% from 61.3% in the prior year. Cost of services in the first nine months of 1998 decreased $61.4 million from the prior year, and as a percentage of net revenues decreased to 59.0% from 60.9% in the prior year. These decreases reflect the Company's progress in reducing its cost structure.

    Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, increased from the prior year by $3.1 million in the quarter, and as a percentage of net revenues increased to 34.0% from 32.0%. The third quarter increase was principally due to increased spending related to information technology, including preparation for the Year 2000, increased spending for medical research and technology and the addition of marketing and selling infrastructure. This was partially offset by a $4.1 million reduction in bad debt expense to 6.2% of net revenue from 7.1% of net revenues a year earlier. Selling, general and administrative expenses decreased by $12.2 million from the prior year during the first nine months of 1998, and as a percentage of net revenues increased to 32.8% from 31.9%. This decreased expense was principally due to a $18.9 million reduction in bad debt expense to 6.1% of net revenues from 7.4% of net revenues. Partially offsetting the reduction in bad debt expense was an increase in information technology expenditures, including preparation for the Year 2000, increased spending for medical research and technology, the addition of marketing and selling infrastructure, and a $2.5 million charge in the first quarter related to the Company's consolidation of its laboratory network. Selling, general and administrative expenses are expected to continue to be impacted by these factors through the end of 1998 and into 1999.*

    Net interest expense decreased from the prior year by $2.0 million and $4.9 million for the third quarter and first nine months of 1998, respectively, primarily due to reduced debt levels and an increase in interest income resulting from higher average cash balances.

    Amortization of intangible assets decreased from the prior year by $0.6 million and $1.8 million for the third quarter and first nine months of 1998, respectively, principally due to certain intangible assets having become fully amortized.

    Other, net for the third quarter decreased from the prior year level, primarily due to the prior year including a charge related to the formation of a joint venture. For the first nine months of 1998, the change in other, net is also affected by the prior year including a gain on the sale of an investment and the current year including equity losses from a joint venture.

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

Liquidity and Capital Resources

    Cash increased by $19.3 million from the year end balance, to $181.0 million at September 30, 1998, due to operating activities which provided cash of $104.4 million, offset by investing and financing activities which used cash of $85.1 million. Net cash provided by operating activities was $33.5 million below the prior year level. The decrease is primarily the result of increased payments associated with restructuring and other special charges and a current year reduction in accounts receivable levels which was below the prior year reduction. The number of days sales outstanding, a measure of billing and collection efficiency, was 61 days at September 30, 1998 compared to 63 days at year end and 67 days a year earlier.

        Decreased spending on investing activities is primarily the result of a reduction in acquisition spending, partially offset by increased capital spending in 1998. Capital spending for the first nine months of 1998 was $27.9 million compared to $21.6 million for the comparable prior year period. The Company estimates that it will invest approximately $40 million to $45 million during 1998 for capital expenditures, principally related to investments in information technology, and equipment and facility upgrades.*

    During the first nine months of 1998, the Company paid down $44.1 million of debt, $20 million of which was a prepayment, and purchased $12.4 million (approximately 650 thousand shares) of its common stock. Other than for the reduction for outstanding letters of credit, which currently approximate $5.4 million, all of the revolving working capital credit facility is currently available for borrowing. The Company plans to continue stock purchases as authorized under the February 1998 limited share purchase program which permits the Company to purchase up to $27 million of its outstanding common stock through 1999.

    Adjusted EBITDA

    Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization and non-recurring charges. Adjusted EBITDA for the three months ended September 30, 1998 was $37.6 million, or 10.4% of net revenues, compared to $35.7 million, or 9.6% of net revenues, in the prior year period. Adjusted EBITDA for the nine months ended September 30, 1998 was $124.7 million, or 11.4% of net revenues, compared to $120.4 million, or 10.4% of net revenues, in the prior year period. The improvement in adjusted EBITDA reflects the Company's continued progress in reducing its cost structure on a declining revenue base.

Year 2000 Readiness Disclosure**

    The Year 2000 issue relates to the way computer systems and programs define calendar dates; the computer systems could fail or make miscalculations due to interpreting a date including "00" to be 1900 rather than 2000. Also, many systems and equipment that are not typically thought of as "computer-related," such as security systems and elevators, contain imbedded hardware or software that may have a time element. As a result, business and governmental entities are at risk for possible miscalculations or system failures causing disruptions in their business operations.

    The Company started its Year 2000 readiness program in 1997 and has established a dedicated project

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

**This section is a "Year 2000 Readiness Disclosure" covered by the Year 2000 Information and Readiness Disclosure Act.

team to implement the program. In order to address the Year 2000 issue, the Company has adopted a six-phase plan which includes: (1) inventory; (2) assessment; (3) repair/replace/upgrade; (4) testing; (5) implementation; and (6) contingency planning. This plan is common for each of the Company's seven major areas, which are as follows:

Infrastructure - Includes computer hardware, systems software (other than application software) and voice and data network components. The inventory phase and the assessment phase, for all vendor responses received, is complete. Also, there has been progress with regard to phases three and four of the Company's Year 2000 plan.

Applications - Includes all applications software including, but not limited to, the Company's clinical laboratory systems, financial systems, billing systems, human resources systems, purchasing systems and customer interface systems. The inventory phase and the assessment phase for all applications are complete. The Company is in the process of repairing, replacing or upgrading non-compliant code and testing for compliance.

Laboratory Instruments - Includes all clinical diagnostic instrumentation in the testing facilities. The inventory phase and the assessment phase, for all vendor responses received, is complete. The Company is in the process of repairing, replacing or upgrading non-compliant intstrumentation and testing for compliance.

Facilities - Includes all building facilities (e.g. air conditioning units, generators), property owners and building service providers (e.g. waste management, public utilities). The inventory phase and assessment phase, for all vendor responses received, is complete and action plans are being developed to address required upgrades and testing.

Desktop Environment - Includes the personal computer hardware and operating system. The inventory phase is complete and the assessment phase is scheduled to be completed during the fourth quarter 1998.

External Providers - Includes the process of identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 problem. The inventory phase and the assessment phase, for all vendor responses received, is complete. The evaluation of the most critical suppliers has been initiated.

Payors - Includes the process of contacting each critical payor (e.g. Medicare, Medicaid, commercial insurance carriers) regarding their plans and progress in addressing the Year 2000 problem. All critical payors have been identified and the first mailing requesting the state of readiness will be completed during the fourth quarter 1998.

    Although, as set forth above, each of the seven areas is at varying stages of readiness, the Company has completed the inventory phase, and has largely completed the assessment phase, for all areas. The assessment phase will be an ongoing process until all vendors have responded to our requests for Year 2000 information. The Company is continuing to work internally and with external contractors, as needed, to complete the final phases of the program. The Company also continues to work with its external vendors, whose readiness is vital for a smooth transition into the new millennium. In addition to the phases outlined above, the Company's plan also includes regular status presentations to a committee of the Board of Directors. The Company's goal is to have all significant systems properly functioning and certified with respect to the Year 2000 by June 1999.

    Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors and payors, the Company is unable to determine at this time whether the consequences of potential Year 2000 business disruptions will have a material impact on the Company's results of operations, liquidity and financial condition. The possible consequences of the Company or key vendors or payors not being ready by January 1, 2000 include, among other things, temporary business unit closures, delays in laboratory testing or delivery of laboratory testing results, inventory shortages and delays in collecting accounts receivable. Approximately 15% of the Company's revenues are received from Medicare carriers. The Company could experience collection delays if Medicare or other large third party payors (such as insurance companies) experience Year 2000 problems. Medicare carriers are being required to implement new programs required by the 1997 Balanced Budget Act at the same time that they are attempting to make their systems Year 2000 compliant. In September 1998 the General Accounting Office reported that "HCFA and its contractors are severely behind schedule in repairing, testing and implementing the mission-critical systems supporting Medicare" and concluded that "it is highly unlikely that all of the Medicare systems will be compliant in time to ensure the delivery of uninterrupted benefits and services into the year 2000." However, HCFA is expected to develop contingency plans that may include making estimated payments to providers based on historical claims experience in the event of a system failure during the Year 2000.*

    While the Company believes that its Year 2000 readiness program significantly reduces the potential adverse effect of any such disruptions, there is no guarantee that the Year 2000 problem will not result in business disruptions. Specific factors that give rise to this uncertainty include the possible loss of technical resources to perform the remediation work, failure to identify all susceptible systems, non-compliance by third-parties whose systems impact the Company, and other similar uncertainties.

    Concurrent with the plans described above, the Company is in the process of developing detailed contingency plans by each major area to mitigate the possible disruption in business operations. Contingency plans may include use of alternative vendors, stockpiling inventory and temporary movement of laboratory testing services. Most of the Company's regional laboratories have similar test menus and, with the adoption of standardized test codes (expected to be implemented by year end 1998) and progress in other standardization initiatives (including billing and lab information systems), the Company has improved its ability to move laboratory specimens to an alternative site in the event that a regional laboratory experiences disruptions. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available. The Company's goal is to have contingency plans finalized by the second quarter 1999. *

    Costs incurred to date related to the Company's Year 2000 readiness program approximate $20 million, of which approximately $5 million were capitalized. Current estimates of remaining costs are approximately $40 million to $60 million, of which approximately 50% to 60% will be capitalized. Capitalized costs principally represent the purchase of new software and hardware. These estimates are subject to potentially significant revisions as additional information, including vendor responses, becomes available. Costs related to the Company's Year 2000 readiness program have been, and are expected to continue being, funded by cash from operations.*


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

        Not applicable.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

    In its 1997 Annual Report on Form 10-K, the Company reported that it was subject to an investigation commenced by the Office of the Inspector General of the Department of Health and Human Services related to a joint venture between Damon Corporation, which was acquired by the Company in 1993, and Vivra Inc. (see Item 1. "Business-Ongoing Government Investigations-Damon Joint Venture Investigation" contained in the Company's Annual Report on Form 10-K). The settlement agreement was completed August 17, 1998 and the total amount paid was $15.0 million. This settlement is covered by the indemnification from Corning Incorporated as described in the Company's Annual Report on Form 10-K (see Item
1. "Business-Corning Indemnity" contained in the Company's Annual Report on Form 10-K) and was fully reserved for.

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

November 13, 1998

Quest Diagnostics Incorporated


By  /s/ Kenneth W. Freeman           Chairman of the Board,
  --------------------------------
        Kenneth W. Freeman           Chief Executive Officer
                                     and President


By  /s/ Robert A. Hagemann           Vice President and
  --------------------------------

        Robert A. Hagemann           Chief Financial Officer