Form 10-K
period 1998-12-31
QUEST DIAGNOSTICS INC
filed 1999-03-31
CIK 1022079

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

-------------------------------------------------------------------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1998
                         Commission file number 1-12215
                         Quest Diagnostics Incorporated
                               One Malcolm Avenue
                               Teterboro, NJ 07608
                                  (201)393-5000

                                    Delaware
                            (State of Incorporation)

                                   16-1387862
                     (I.R.S. Employer Identification Number)

--------------------------------------------------------------------------------

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [x]

As of February 28, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $636 million, based on the closing price on such date of the Company's Common Stock on the New York Stock Exchange.

As of February 28, 1999, there were outstanding 30,044,753 shares of Common Stock, $.01 par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                           Part of Form 10-K into
            Document                         which incorporated
            --------                         ------------------

Portions of the Registrant's Proxy
Statement to be filed by April 30,
1999............................................Part III

Such Proxy Statement, except for portions thereof which have been specifically incorporated by reference, shall not be deemed "filed" as part of this report on Form 10-K.

                                     PART I

Item 1. Business

      Quest Diagnostics Incorporated, together with its subsidiaries, is one of the largest clinical laboratory testing companies in the United States. Quest Diagnostics offers a broad range of clinical laboratory testing services used by physicians in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. These tests range from the routine (such as blood cholesterol tests) to highly complex tests such as molecular diagnostics testing. Quest Diagnostics currently processes over 50 million requisitions each year. A requisition is an order form completed by a physician that accompanies a patient specimen, indicating the tests to be performed and the party to be billed for the tests. Quest Diagnostics' customers include physician practices, managed care organizations, hospitals, employers and institutions and other independent clinical laboratories.

      Quest Diagnostics has a network of 14 regional laboratories located in major metropolitan areas throughout the United States, several joint venture and branch laboratories (including one in Mexico), approximately 140 smaller "stat" laboratories and approximately 800 patient service centers. Quest Diagnostics also has an esoteric testing laboratory and research and development facility known as Nichols Institute located in San Juan Capistrano, California.

      Quest Diagnostics Incorporated is a Delaware corporation. We refer to Quest Diagnostics Incorporated and its subsidiaries as "Quest Diagnostics." Quest Diagnostics is the successor to a New York corporation known as MetPath Inc. that was organized in 1967. From 1982 to 1996, Quest Diagnostics was a subsidiary of Corning Incorporated ("Corning"). On December 31, 1996, Corning distributed all of the outstanding shares of common stock of Quest Diagnostics to the stockholders of Corning. The principal executive offices of Quest Diagnostics are located at One Malcolm Avenue, Teterboro, New Jersey 07608, telephone number: (201) 393-5000.

Business Strategy

      Quest Diagnostics' overall goal is to be recognized by its customers, employees and competitors as the best provider of comprehensive and innovative clinical testing, information and services.

Best Supplier. Quest Diagnostics seeks to be the supplier of the highest quality and the lowest cost testing services.

o Highest Quality Provider. All of Quest Diagnostics' regional laboratories are accredited by the College of American Pathologists. In 1998, Nichols Institute achieved ISO-9001 certification. Nichols Institute is the first clinical laboratory in North America to meet the requirements of this international standard for quality management systems. Several of Quest Diagnostics' regional laboratories are currently pursuing ISO-900l certification. Beginning in 1999, Quest Diagnostics will begin a new quality initiative (six sigma quality) designed to dramatically improve process effectiveness and efficiencies.

o Quest Diagnostics measures customer perceptions by extensive quarterly satisfaction surveys. Each regional laboratory operates a comprehensive total quality management system. All employees attend quality awareness training programs. Quality control programs are supplemented by efforts to identify and eliminate errors. Error rates are generally reported in parts per million with aggressive goals set and progress monitored. Error rates are improved primarily through process improvement, training and the implementation of practices that Quest Diagnostics has identified as the "best practices" used in its facilities.

o Lowest Cost Provider. Since 1996 Quest Diagnostics has made significant reductions in operating costs by standardizing processes, systems, equipment and supplies, as well as by consolidating laboratory facilities. Quest Diagnostics expects to achieve additional cost savings by continuing these activities during 1999 and 2000.*

Preferred Partner with Large Buyers. Large managed care organizations and other health care networks are increasingly controlling the purchase of health care services. Quest Diagnostics seeks to be the preferred provider of laboratory testing services to these customers on a selective basis. To achieve this, Quest Diagnostics identifies prospective customers on a national and regional basis and seeks to efficiently allocate resources to support these efforts. Quest Diagnostics also pursues innovative alliances to assist its partners in achieving their business objectives. As described in "-Expansion Opportunities - Hospital Alliances," during 1997 and 1998 Quest Diagnostics entered into joint ventures with leading integrated hospital networks in the Phoenix, Pittsburgh and St. Louis metropolitan areas and also entered into an agreement with an affiliate of Premier Inc., one of the nation's largest group purchasing organizations. Quest Diagnostics believes that it can become the preferred partner to large health care networks as (1) large networks typically prefer to use large independent clinical laboratories that can service them on a national or regional basis and (2) Quest Diagnostics continues to pursue its goal of becoming the highest quality, lowest cost provider. *

o Account Profitability. Since 1996, Quest Diagnostics has focused its sales efforts on pursuing and keeping those accounts that generate an acceptable profit. During 1997 and 1998, Quest Diagnostics implemented an active account management process to evaluate the profitability of all of its accounts. Where appropriate, Quest Diagnostics increased pricing, changed the service levels or terminated accounts that were not profitable. As part of this program, Quest Diagnostics has provided clear pricing and service offering guidelines to its sales force. In addition, Quest Diagnostics is aligning the compensation program for its sales force with the goal of profit growth through the account management process, including reducing bad debt and missing or incomplete billing information. As a result of implementing these practices, average revenue per requisition increased in each of 1997 and 1998, following five years of decline.

o Regional Profitability. Quest Diagnostics believes that it is the leading provider among independent clinical laboratories in most routine testing markets of the northeast, mid-Atlantic and mid-west regions. In most of these regions, Quest Diagnostics believes that it is also among the lowest cost providers. Approximately two-thirds of Quest Diagnostics' revenues are generated from these markets. For several years prior to 1998, Quest Diagnostics incurred operating losses in most of its regional laboratories that were located outside these regions. During 1997 and 1998 Quest Diagnostics took steps to eliminate excess capacity in the regional laboratories that were not profitable.

----------
* These are forward-looking statements. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular see factors (c), (d), (f), (g), (j), (k) and (l).

Leading Innovator. Quest Diagnostics intends to remain a leading innovator in the clinical laboratory industry by continuing to develop and introduce new tests, technology and services. Quest Diagnostics believes it is one of the leaders in transferring innovative technologies from academic and biotechnology laboratories to the market through its relationships with the academic community and pharmaceutical and biotechnology firms, and through internal research and development. For example, Nichols Institute recently became the first national reference laboratory to commercially offer the HercepTest(R) assay (under license from the DAKO Corporation). The HercepTest(R) assay is designed to identify patients who are likely to benefit from Herceptin (trastuzumab), a new monoclonal antibody therapy for metastatic breast cancer. Nichols Institute is one of the leading esoteric testing laboratories in the world. Nichols Institute serves over 1,000 of the estimated 6,000 hospitals in the United States and counts among its largest customers other independent clinical laboratory companies.

Acquisition Agreement with SmithKline Beecham plc

      On February 9, 1999, Quest Diagnostics signed a definitive agreement with SmithKline Beecham plc ("SmithKline Beecham") to purchase SmithKline Beecham's clinical laboratory business for approximately $1.3 billion. The purchase price will be paid through the issuance of approximately 12.6 million shares of common stock of Quest Diagnostics and the payment of $1.025 billion of cash. Quest Diagnostics expects to close the transaction by July 1999. As a result, SmithKline Beecham will own approximately 29.5% of Quest Diagnostics' outstanding common stock. Under the terms of a ten-year stockholder agreement, SmithKline Beecham will have the right to designate two mutually agreeable nominees to Quest Diagnostics' board of directors as long as SmithKline Beecham owns at least 20% of the outstanding common stock. (As long as SmithKline Beecham owns at least 10% but less than 20% of the outstanding common stock, it will have the right to designate one nominee.) Quest Diagnostics' board of directors is expected to expand to nine directors immediately following the closing. The stockholder agreement will also impose limitations on the right of SmithKline Beecham to sell or vote its shares and will prohibit SmithKline Beecham from purchasing in excess of 29.5% of the outstanding common stock of Quest Diagnostics.

      The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act expired on March 25, 1999. The issuance of 12.6 million shares of common stock to SmithKline Beecham in the transaction will be submitted to the stockholders of Quest Diagnostics for approval at the 1999 annual meeting of stockholders, which is expected to be held on June 8, 1999. The acquisition is also subject to the receipt of financing for the cash portion of the purchase price as well as the satisfaction of other customary closing conditions. Quest Diagnostics has received commitments for all of the financing necessary to complete the acquisition.

      SmithKline Beecham's clinical laboratory testing business is one of the three largest clinical laboratory networks in the United States, with approximately $1.6 billion in revenues from clinical laboratory testing during 1998. SmithKline Beecham has a strong presence in several regions in the United States, particularly the southeastern and western states where Quest Diagnostics' presence is more limited. The acquisition will result in Quest Diagnostics being the leading clinical laboratory provider in the country. Quest Diagnostics will have a much more extensive network of laboratories and patient service centers, with facilities in substantially all of the country's major metropolitan areas. After the acquisition, Quest Diagnostics also expects to generate significant net cost savings through elimination of infrastructure redundancies and sharing of core competencies. Management expects that these net savings will exceed $100 million annually after three years.*

      Quest Diagnostics believes that the acquisition will enhance its ability to provide greater value for its customers in a cost-effective manner. Quest Diagnostics also believes that the acquisition will provide a range of benefits, including continued improvements in quality, improved customer service through greater coverage and increased patient access. In addition, Quest Diagnostics believes that it will have the largest clinical laboratory database in the world, which Quest Diagnostics can use to help providers and insurers better manage their patients' health. *

----------
* These are forward-looking statements. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (j) , (l), and (n).

The United States Clinical Laboratory Testing Industry

      Overview. Clinical laboratory testing is an essential element in the delivery of quality health care service. Physicians use laboratory tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical laboratory testing is generally categorized as clinical testing and anatomical pathology testing. Clinical testing is performed on body fluids, such as blood and urine. Anatomical pathology testing is performed on tissues and other samples, such as human cells. Most clinical laboratory tests are considered routine and can be performed by most independent clinical laboratories. Tests that are not routine and that require more sophisticated equipment and personnel are considered esoteric tests. Esoteric tests are generally referred to laboratories that specialize in those tests.

      Quest Diagnostics believes that the United States clinical laboratory testing industry exceeds $30 billion in annual revenues. Most laboratory testing is done by three types of providers: hospital-affiliated laboratories; independent clinical laboratories such as those owned by Quest Diagnostics; and physician-office laboratories. Quest Diagnostics believes that in 1998 hospital-affiliated laboratories performed over one-half of the clinical laboratory tests in the United States, independent clinical laboratories performed approximately one-third of those tests and physician-office laboratories performed the balance.

      During the last decade, the following factors have had a negative impact on the clinical laboratory industry:

      o excess capacity and intensified competition, including efforts by hospital laboratories to expand their testing services to persons who are not in- or out-patients;

      o reductions in Medicare reimbursement rates and changes in government and private payer reimbursement policies designed to reduce utilization of tests; and

      o growth of the managed care sector and other health care networks with increased bargaining power.

      Effect of the Growth of the Managed Care Sector. Over the last decade, the managed care industry has been growing and undergoing rapid consolidation. The growth of the managed care sector presents challenges to independent clinical laboratories. These include:

      o Shift Toward Capitated Payment Contracts. Managed care organizations generally negotiate for capitated payment contracts, under which clinical laboratories receive a fixed monthly fee per individual enrolled with the managed care organization for all laboratory tests performed during the month. Capitated payment contracts shift the risk and cost of additional testing to the clinical laboratory. Services such as esoteric tests and anatomic pathology services may be excluded from a capitated rate and would be charged on a fee-for-service basis. Some capitated payment contracts include retroactive or future fee adjustments if the number of tests performed for the managed care organization exceeds or is less than the negotiated threshold levels.

      o Responsibility for Charges for Out-of-Network Tests. Recently, managed care organizations have begun to make their principal laboratory providers responsible for all costs incurred by the managed care organizations for clinical laboratory services provided to their members. Under this type of contract, the principal laboratory provider is responsible for the charges for tests performed by other laboratory providers even though the principal laboratory has no control over the physicians who ultimately determine where to send the specimens for testing. The principal provider attempts to reduce this risk by forming a network of other subcontracted laboratories to reduce the amount of out-of-network testing. Managed care organizations typically agree to seek to influence their affiliated physicians to send tests to the principal laboratory provider or to a network managed by the principal laboratory provider, which generally receives an additional fee for managing the laboratory network.

      o Aggressive Pricing. Agreements with managed care organizations have historically been priced aggressively. This practice was due to competitive pressures and the expectation that a laboratory can capture not only the testing covered under the contract, but also additional higher priced fee-for-service business from non-managed care patients of participating physicians. As the number of patients covered under managed care organizations increases, however, there is less fee-for-service business, and therefore less profitable business to offset the lower margin managed care business. Furthermore, physicians are increasingly affiliated with more than one managed care organization, and, therefore, a clinical laboratory might receive little, if any, additional fee-for-service testing from participating physicians.

      Future Outlook. In the long term, Quest Diagnostics believes that, while pricing pressures are likely to remain due to intense competition and third party payers are likely to continue to control utilization, the following factors will favorably impact testing volume:

      o     general aging of the United States population;

      o development of more sophisticated and specialized tests for early detection of disease and disease management;

      o tests becoming more affordable due to advances in technology and increased cost efficiencies;

      o increased testing for substance abuse, occupational exposures and as part of comprehensive wellness programs;

      o increased testing for diagnosis and monitoring of infectious diseases such as AIDS and hepatitis C; and

      o an increase in the awareness of patients as to the value of clinical laboratory testing and an increased willingness of patients to pay for tests that may not be covered by third party payers.

Services

      Quest Diagnostics' laboratory testing business consists of routine testing and esoteric testing. Quest Diagnostics' management estimates that routine testing currently generates approximately 84% of its net revenues and esoteric testing generates approximately 13% of its net revenues. Quest Diagnostics derives the balance of net revenues from the manufacture and sale of diagnostic test systems, clinical trials and the provision of information derived from clinical laboratory data to customers such as managed care organizations and pharmaceutical companies.

      Routine Testing. Routine tests measure various important bodily health parameters such as the function of the kidney, heart, liver, thyroid and other organs. Commonly ordered tests include:

      o     blood cholesterol level tests;

      o     complete blood cell counts;

      o     pap smears;

      o     HIV-related tests;

      o     urinalyses;

      o     pregnancy tests; and

      o     alcohol and other substance-abuse tests.

      Quest Diagnostics performs routine testing through its network of regional, joint venture, branch and stat laboratories and patient service centers. It also performs routine testing at hospital laboratories it manages. Regional laboratories offer a full line of routine clinical tests. Stat laboratories are local facilities where Quest Diagnostics can quickly perform an abbreviated line of routine tests for customers that require emergency testing services. Branch laboratories have a line of routine clinical tests that is more limited than that of regional laboratories but more extensive than that of stat laboratories. Patient service centers are facilities at which specimens are collected. Patient services centers are typically located in or near a building for medical professionals.

      Quest Diagnostics operates 24 hours a day, 365 days a year. It performs and reports most routine procedures within 24 hours. Most test results are delivered electronically.

      Esoteric Testing. Nichols Institute is one of the leading esoteric clinical testing laboratories in the world. In 1998, Nichols Institute became the first clinical laboratory in North America to achieve ISO-9001 certification.

      Esoteric tests are those tests that are performed less frequently than routine tests and/or require more sophisticated equipment and materials, professional "hands-on" attention and more highly skilled personnel. As a result, esoteric tests are generally priced substantially higher than routine tests. Because it is not cost-effective for most clinical laboratories to perform the low volume of esoteric tests in-house, they generally refer a significant portion of esoteric tests to an esoteric clinical testing laboratory.

      Nichols Institute performs esoteric tests generally in the following fields:

      o endocrinology (the study of glands, their hormone secretions and their effects on body growth and metabolism);

      o genetics (the study of chromosomes, genes, and their protein products and effects);

      o immunology (the study of the immune system including antibodies, immune system cells and their effects);

      o microbiology (the study of microscopic forms of life including bacteria, viruses, fungi and other infectious agents);

      o molecular biology (a branch of biology dealing with the organization of living matter, especially with the genetic and molecular basis of inheritance);

      o oncology (the study of abnormal cell growth including benign and malignant cancer);

      o serology (a science dealing with the body fluids and their analysis, including antibodies, proteins and other characteristics);

      o special chemistry; (more sophisticated testing requiring special expertise and technology); and

      o toxicology (the study of chemicals and drugs and their effects on the body's metabolism).

      Quest Diagnostics believes that it is one of the leaders in transferring technological innovation from academic biotechnology laboratories to the marketplace. Nichols Institute was the first private reference laboratory to introduce a number of new tests, including tests to measure circulating hormone levels and tests to predict breast cancer. Quest Diagnostics continues to develop new and more sophisticated testing to monitor the success of therapy for cancer and AIDS and to detect other diseases and disorders.

      Quest Diagnostics uses complex technologies such as branched DNA and polymerase chain reaction to detect lower levels of the AIDS virus than can be achieved using other technologies. The concentration of the AIDS virus, also referred to as viral load, can also be measured. The ability to measure the viral load permits health care providers to better tailor drug therapies for AIDS-infected patients.

      Quest Diagnostics maintains a relationship with the academic community through its Academic Associates program, under which approximately 60 scientists from academia and biotechnology firms work directly with Quest Diagnostics' staff scientists to monitor and consult on existing test procedures and develop new esoteric test methods. In addition, Quest Diagnostics enters into licensing arrangements and co-development agreements with biotechnology companies and academic medical centers.

      Other Services and Products. Quest Diagnostics manufactures and markets diagnostic test kits and systems primarily for esoteric testing. These are sold principally to hospital and clinical laboratories both domestically and internationally. Sales of diagnostic test kits and systems accounted for approximately 2% of Quest Diagnostics' net revenues in 1998. In addition, Quest Diagnostics performs clinical laboratory testing in connection with clinical research trials on new drugs. This testing often involves periodic testing of patients participating in a clinical trial over a period of several years. Clinical trials testing accounted for less than 1% of Quest Diagnostics' net revenues in 1998. Quest Diagnostics also provides information derived from clinical laboratory data to customers such as managed care organizations and pharmaceutical companies.

Customers

      Quest Diagnostics provides testing services to a broad range of health care providers. In 1998, no single customer or affiliated group of customers accounted for more than 2% of Quest Diagnostics' net revenues. Quest Diagnostics believes that the loss of any one of its customers would not have a material adverse effect on its financial condition, results of operations or cash flow. The primary types of customers are:

      Physicians and Physician Groups. Physicians requiring testing for patients who are not covered by a capitated managed care contract are one of the primary sources of Quest Diagnostics' clinical laboratory business. Quest Diagnostics bills its fees for testing services to the appropriate party, who may be (1) the physician who requested the testing, (2) the patient, or (3) a third party who pays the bill for the patient, such as an insurance company, Medicare or Medicaid. Some states, including New York, New Jersey and Rhode Island, require Quest Diagnostics to bill patients directly.

      Quest Diagnostics typically bills its customers on a fee-for-service basis. Fees that are billed to physicians are based on the laboratory's client fee schedule and are typically negotiated. Fees billed to patients are based on the laboratory's patient fee schedule, which may be subject to limitations on fees imposed by third-party payers and negotiation by physicians on behalf of their patients. Medicare and Medicaid billings are based on fee schedules set by governmental authorities.

      Managed Care Organizations. Managed care organizations typically contract with a limited number of clinical laboratories and then agree to seek to influence their participating physicians to use these laboratories. Larger managed care organizations typically prefer to use large independent clinical laboratories because they can provide services on a national or regional basis and can manage networks of local or regional laboratories. In addition, larger laboratories are better able to achieve the low-cost structures necessary to profitably service large managed care organizations. Quest Diagnostics expects the amount of its clinical laboratory testing performed for managed care organizations under capitated payment contracts to continue to grow.* To achieve a wider market presence, Quest Diagnostics has developed a centralized organizational structure to ensure consistent standards of practice, uniform approaches and better responses to the needs of national managed care organizations. Recently, Quest Diagnostics has begun to develop and manage laboratory networks for managed care organizations.

      Quest Diagnostics closely reviews the pricing for managed care organization agreements and intends not to enter into any agreements that are not profitable. Quest Diagnostics cannot assure investors that it will not lose market share in the managed care market to other clinical laboratories that price their laboratory services agreements more aggressively.

      While more than 20% of its volume is generated from capitated agreements with managed care organizations, Quest Diagnostics currently is not the principal network provider for any of the four largest national managed care organizations. Quest Diagnostics does, however, perform work for several of

----------
* This is a forward-looking statement. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (a), (b) and (f).

the largest managed care organizations through subcontracting and secondary provider arrangements.

      Hospitals. Quest Diagnostics provides services to hospitals throughout the United States that vary from esoteric testing to laboratory management. Hospitals generally maintain an on-site laboratory to perform testing on patients and refer less frequently needed and highly specialized procedures to outside laboratories, which typically charge the hospitals on a negotiated fee-for-service basis. Many hospitals compete with independent clinical laboratories by encouraging community physicians to send their testing to the hospital's laboratory. In addition, many hospitals have been purchasing physicians' practices and requiring the physicians to send their tests to the hospital's affiliated laboratory. Many hospitals have been seeking to expand their testing business for non-patients. As a result, hospital-affiliated laboratories can be both customers and competitors for independent clinical laboratories.

      Employers and Other Institutions. Quest Diagnostics provides testing services to governmental agencies like the Department of Defense and state and federal prison systems and to large employers. Services for these customers typically involve testing for substance abuse, occupational exposures and comprehensive wellness programs. Quest Diagnostics also performs esoteric testing services for other independent clinical laboratories that do not have the full range of Quest Diagnostics' testing capabilities. All of these customers are charged on a fee-for-service basis.

Payers

      Fees for many clinical laboratory tests are billed to a party other than the patient or the physician who ordered the test. Tests performed may be billed to third-party payers such as insurance companies, managed care organizations, Medicare and Medicaid.

      The following table shows current estimates of the breakdown of the percentage of Quest Diagnostics' total volume of requisitions and total clinical laboratory revenues in 1998 applicable to each payer group:

-------------------------------------------------------------------------------
                                                       Revenue as % of Total
                             Requisition Volume as      Clinical Laboratory
                               % of Total Volume             Revenues
-------------------------------------------------------------------------------
Patient                             5%-10%                    15%-20%
-------------------------------------------------------------------------------
Medicare and Medicaid               15%-20%                   15%-20%
-------------------------------------------------------------------------------
Monthly Bill
 (Physician, Hospital,
Employer, Other)                    30%-35%                   25%-30%
-------------------------------------------------------------------------------
Third Party
Fee-for-Service                     15%-20%                   25%-30%
-------------------------------------------------------------------------------
Managed Care-Capitated              20%-25%                   5%-10%
-------------------------------------------------------------------------------

Sales and Marketing

      Quest Diagnostics markets to and services its customers through its direct sales force of approximately 550 sales representatives, 850 customer service and patient service representatives and 2,000 couriers.

      Most sales representatives market routine laboratory services primarily to physicians. The remaining sales representatives focus on particular market segments or on testing niches. For example, some representatives concentrate on market segments such as hospitals or managed care organizations, and others concentrate on testing niches such as substance-abuse testing.

      Customer service representatives perform a number of services for patients and customers. They monitor services, answer questions and help resolve problems. Quest Diagnostics' couriers pick up specimens from most clients daily.

Expansion Opportunities

      Quest Diagnostics believes that it can take advantage of several expansion opportunities without incurring significant capital expenditures or other costs.

      Hospital Alliances. In response to the growth of the managed care sector, many health care providers have established new alliances. Hospital-physician networks are emerging in many markets to offer a comprehensive range of health care services, either to managed care organizations or directly to employers.

      Quest Diagnostics has historically received substantial esoteric testing revenues from hospital referrals. It has established a hospital alliance group to develop nontraditional hospital arrangements, including management and consulting agreements, strategic services and joint ventures. Strategic services are arrangements under which hospitals refer testing which is traditionally performed in their own laboratories to independent clinical laboratories. Quest Diagnostics believes that, in many cases, nontraditional hospital arrangements can be economically advantageous for a hospital's laboratory by lowering costs and capital requirements.

      During 1997 and 1998, Quest Diagnostics established joint ventures with three leading integrated health delivery networks: (1) UPMC Health System, based in Pittsburgh, (2) Unity Health System, based in St. Louis, and (3) Samaritan Health System, based in Phoenix. It also expanded an existing joint venture to include approximately 20 hospitals in northwestern Pennsylvania and southwestern New York. These joint venture arrangements, which provide testing for these hospitals as well as for unaffiliated physicians and other health care providers in their geographic areas, serve as four of Quest Diagnostics' laboratory facilities. Quest Diagnostics also has outsource agreements with a group of approximately 25 hospitals in eastern Nebraska and manages the laboratories of those hospitals. In addition, Quest Diagnostics also manages the laboratories at several other hospitals in the eastern United States.

      Quest Diagnostics believes that most hospital laboratories perform approximately 95% to 97% of their patients' clinical laboratory tests. Despite potential cost savings that can be derived from outsourcing or strategic services arrangements, Quest Diagnostics believes that only a small percentage of the hospitals in the United States has entered into such arrangements. Nonetheless, Quest Diagnostics is seeking to enter into alliances with additional hospitals in the future.* As part of this strategy, Quest Diagnostics entered into a ten-year agreement with an affiliate of Premier, Inc. ("Premier"). Premier is one of the largest group purchasing organizations in the United States. Approximately 1,800 hospitals in the United States are affiliated with Premier. Under this agreement, Quest Diagnostics is the only clinical laboratory sponsored by Premier to negotiate strategic services arrangements with hospitals affiliated with Premier. Strategic service arrangements may include a variety of alternatives tailored to the needs of the hospital, ranging from management of hospital laboratories to extended outsourcing arrangements. Upon signing strategic services agreements with a Premier-affiliated hospital, Quest Diagnostics will pay Premier a fee, which may include stock or warrants to purchase common stock of Quest Diagnostics. Quest Diagnostics is also one of three clinical laboratories sponsored by Premier to provide reference testing
--------------------------
* This is a forward-looking statement. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (a) and (n).

services to hospitals affiliated with Premier under a standard group purchasing agreement.

      Medical Information. The demand for comprehensive medical information continues to grow. Large customers of clinical laboratories are increasingly interested in integrating clinical laboratory data with other health care information to answer financial, marketing and quality related questions. Pharmaceutical customers are interested in using clinical data to expand their drug sales and marketing efforts as well as to promote disease management initiatives. To meet these emerging needs for medical information, the Quest Informatics division of Quest Diagnostics has developed a portfolio of information products based primarily upon Quest Diagnostics' extensive database and core medical and analytical expertise. These products maintain patient confidentiality and require patient consent if patient identifying information is provided to a third party.

Information Systems

      Information systems are used in laboratory testing, billing, customer service, logistics, management of medical data, and other aspects of Quest Diagnostics' business. Quest Diagnostics believes that the efficient handling of information involving customers, patients, payers and other parties will be critical to its future success.

      During the 1980's and early 1990's, when Quest Diagnostics acquired most of its laboratory facilities, regional laboratories were operated as local, decentralized units. When it acquired the laboratories, Quest Diagnostics did not make significant changes in their method of operations and did not standardize their billing, laboratory and some other information systems. As a result, by the end of 1995 Quest Diagnostics had many different information systems for billing, test results reporting and other transactions. Over time, the growth in the size and network of Quest Diagnostics' customers and the increasing complexity of billing made clear a greater need for standardized systems. In addition, under the corporate integrity agreement that Quest Diagnostics entered into with the United States Government as described in "--Compliance Programs", Quest Diagnostics is required to standardize its billing and laboratory information systems. Quest Diagnostics is committed to building a standardized company-wide information technology infrastructure, including a Year 2000 compliant environment. Quest Diagnostics has a special retention bonus plan for its key information systems employees, which is based on success in making its systems Year 2000 compliant.

      Quest Diagnostics has chosen its SYS system as its standard billing system and its QuestLab system as its standard laboratory information system. The QuestLab system is licensed from Antrim Corporation. Quest Diagnostics believes that both of these systems are substantially Year 2000 compliant.

      As a result of conversions during the last two years, Quest Diagnostics expects that by August 31, 1999:

     o billing sites representing approximately 75% of its 1998 net clinical laboratory revenue will be utilizing its SYS system;

     o laboratory sites accounting for approximately 65% of its 1998 net clinical laboratory revenue will be utilizing an Antrim-based laboratory information system; and

     o its remaining non-standard billing and laboratory information systems will have been made Year 2000 compliant.*

Quest Diagnostics does not plan any additional conversions during the last several months of 1999, when its information technology employees are expected to focus principally on testing its systems to confirm year 2000 compliance. After January 1, 2000, Quest Diagnostics expects to resume converting the remaining billing and laboratory information systems to the standard systems. Conversion costs are expected to range between approximately $1 million to $3 million per billing system and $1 million to $3 million per laboratory information system.* As more billing sites are converted to the standard billing system, Quest Diagnostics expects to consolidate its billing sites, which will improve billing. Conversion costs in 1999 are expected to be approximately
$10 million. In addition, Quest Diagnostics expects to spend additional
------------------------------
* These are forward-looking statements. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (d), (j), (l) and (n).

funds in 1999 to make its systems Year 2000 compliant.* For a discussion of Quest Diagnostics' year 2000 readiness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations." Excluding the acquisition of SmithKline Beecham's clinical laboratory business, Quest Diagnostics anticipates that the cost of converting all of its current billing and laboratory information systems in 2000 and later years will range between $25 million and $30 million, depending on the number of billing consolidations that occur.*

      Following the acquisition of SmithKline Beecham's clinical laboratory business, Quest Diagnostics will reassess its standard systems. SmithKline Beecham's clinical laboratory business has standardized its billing and laboratory information systems. SmithKline Beecham's laboratory information system is also licensed from Antrim Corporation but its billing system is different from the SYS billing system of Quest Diagnostics. The acquisition is likely to increase the cost of conversions to standardize billing and laboratory information systems.

Billing

      Billing for laboratory services is complicated. Laboratories must bill various payers, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, all of which have different requirements.

      Most of Quest Diagnostics' bad debt expense is the result of several non-credit related issues, primarily missing or incorrect billing information on requisitions. Quest Diagnostics performs the requested tests and reports test results regardless of incorrect or missing billing information. It subsequently attempts to obtain any missing information and rectify incorrect billing information received from the health care provider. Missing or incorrect information on requisitions slows the billing process, creates backlogs of unbilled requisitions and generally increases the aging of accounts receivable. Among many other factors complicating billing are (1) pricing differences between the fee schedules of Quest Diagnostics and the payer, (2) disputes between payers as to which party is responsible for payment and (3) auditing for specific compliance issues. Ultimately, if all issues are not resolved in a timely manner, the related receivables are charged to the allowance for doubtful accounts. Quest Diagnostics has implemented best billing practices that have significantly reduced the percentage of requisitions with missing billing information from approximately 16% at the beginning of 1996 to approximately 6% at the end of 1998. These initiatives, together with progress in dealing with Medicare medical necessity documentation requirements and standardizing billing systems, have significantly reduced bad debt expense during 1997 and 1998.

      Integration of a standardized billing system is a priority of Quest Diagnostics. The use of a standard system will provide efficiency, as redundant programming efforts are eliminated and the ability to consolidate billing sites will become more feasible. Converting billing systems to the SYS system presents conversion risks to Quest Diagnostics, as key databases and masterfiles are transferred to the SYS system. In addition, the billing workflow is interrupted during a conversion, which may cause backlogs. To reduce this risk, Quest Diagnostics has retained key people who have been involved in prior conversions.

      Quest Diagnostics has been unable to secure assurances from a number of key payers that they will be in a position after January 1, 2000 to maintain uninterrupted reimbursement to Quest Diagnostics. Failure of payers to maintain uninterrupted reimbursement to Quest Diagnostics may have an adverse effect on its financial condition, results of operations and cash flow. For a discussion of Quest Diagnostics' year 2000 readiness, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Acquisitions and Consolidations

      Quest Diagnostics has added most of its regional laboratories through acquisitions. Apart from the planned acquisition of SmithKline Beecham's clinical laboratory business, Quest Diagnostics expects to focus future clinical laboratory acquisition efforts on smaller laboratories that can be integrated into its existing laboratories. This strategy will enable Quest Diagnostics to reduce costs and gain other benefits from the elimination of redundant facilities and equipment, and reductions in personnel. Quest Diagnostics may also consider acquisitions of ancillary businesses as part of its overall growth strategy.

      Quest Diagnostics believes that the clinical laboratory industry operates significantly below capacity. Recently, Quest Diagnostics took several steps to reduce its excess capacity. Since 1997 Quest Diagnostics has:

------------------------
* These are forward-looking statements. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (d), (j), (l) and (n).

     o substantially completed the conversion of two of its regional laboratories in Atlanta and Tampa into stat laboratories;

     o substantially completed the downsizing of the regional laboratory in St. Louis and several branch laboratories in Indianapolis, Buffalo, Columbus, Cleveland and Nashville; and

     o formed a joint venture with Samaritan Health System, a leading integrated health care delivery network in Arizona. Consolidation of the laboratory operations of this joint venture has been difficult. This is the only joint venture that Quest Diagnostics does not control. Notwithstanding the joint venture's leading position in the Arizona market and strong volume, the joint venture has incurred operating losses that have resulted from difficulties in integrating facilities and systems.

      Quest Diagnostics believes that there is still significant excess capacity in its system and is exploring other possible steps to reduce costs.*






------------------------
* This is a forward-looking statement. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (f) and (j).

Competition

      The clinical laboratory testing business is fragmented and highly competitive. Quest Diagnostics competes with three types of providers: hospital-affiliated laboratories, other independent clinical laboratories and physician-office laboratories.

      There are presently three major independent clinical laboratories: Quest Diagnostics; Laboratory Corporation of America Holdings ("LabCorp"); and SmithKline Beecham Clinical Laboratories, Inc. ("SBCL"). In 1998, Quest Diagnostics had approximately $1.5 billion in revenues, LabCorp had approximately $1.6 billion in revenues; and SBCL had approximately $1.6 billion in revenues. The acquisition of SBCL will result in Quest Diagnostics becoming the leading clinical laboratory provider in the United States with facilities in substantially all of the country's major metropolitan areas. For a discussion of the transaction and its effect on Quest Diagnostics, see "-Acquisition Agreement with SmithKline Beecham plc."

      In addition, Quest Diagnostics competes with many smaller regional and local independent clinical laboratories, as well as laboratories owned by physicians and hospitals. However, Quest Diagnostics believes that its lower-cost structure and broader network permits it to compete more effectively than smaller laboratories in servicing large managed care organizations. Hospital laboratories have become more aggressive in providing services to affiliated and unaffiliated physicians. Quest Diagnostics is the leading provider for routine testing among independent clinical laboratories in most of the northeast, mid-Atlantic and mid-west markets in the United States. Its market presence in routine testing is much more limited in the rest of the country.

       Quest Diagnostics believes that health care providers often consider the following factors, among others, in selecting a laboratory:

       o     accuracy, timeliness and consistency in reporting test results;

       o     number and type of tests performed by the laboratory;

       o     service capability and convenience offered by the laboratory;

       o     its reputation in the medical community; and

       o     pricing.

Quest Diagnostics believes that it competes favorably in each of these areas. As described under "-Business Strategy," it is also implementing strategies to improve its competitive position.

      Quest Diagnostics believes that consolidation in the clinical laboratory testing business will continue. It also believes large independent clinical laboratories may be able to increase their penetration of the overall clinical laboratory testing market due to their large service networks and lower cost structures. These advantages should enable larger clinical laboratories to more effectively serve growing managed care organizations and more effectively deal with Medicare reimbursement reductions and utilization controls.*

Quality Assurance

      Quest Diagnostics' goal is to continually improve processes for collection, storage and transportation of patient specimens, as well as the precision and accuracy of analysis and result reporting. Quest Diagnostics' quality assurance efforts focus on proficiency testing, process audits, statistical process control and personnel training for all of its laboratories and patient service centers.

----------------------------
* This is a forward-looking statement. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (a), (b), (c), (d), (e), (f), (j),
   (l) and (n).

      Internal Quality Control and Audits. Quality control samples are processed in parallel with the analysis of patient specimens. The results of tests on quality control samples are then monitored to identify drift, shift or imprecision in the analytical processes. In addition, Quest Diagnostics administers an extensive internal program of "blind" proficiency testing, where quality control samples are processed through Quest Diagnostics' systems as routine patient samples and reported. Quest Diagnostics also performs internal process audits as part of its comprehensive quality assurance program.

      External Proficiency Testing and Accreditation. All Quest Diagnostics' laboratories participate in various blind sample quality surveillance programs conducted externally. These programs supplement all other quality assurance procedures. They include proficiency testing programs administered by the College of American Pathologists ("CAP"), as well as many state agencies.

      CAP is an independent non-governmental organization of board certified pathologists. CAP is approved by the Health Care Financing Administration to inspect clinical laboratories to determine compliance with the standards required by the Clinical Laboratory Improvement Amendments of 1988. CAP offers an accreditation program to which laboratories may voluntarily subscribe. All Quest Diagnostics' regional laboratories are accredited by CAP. Accreditation includes on-site inspections and participation in the CAP proficiency test program.

Regulation of Clinical Laboratory Operations

      The clinical laboratory industry is subject to significant federal and state regulation. Governmental authorities may impose fines, criminal penalties or take other enforcement actions to enforce laws and regulations, including revoking a clinical laboratory's right to conduct business.

      CLIA. All Quest Diagnostics laboratories and patient service centers are licensed and accredited by applicable federal and state agencies. The Clinical Laboratory Improvement Amendments of 1988 ("CLIA") regulates virtually all clinical laboratories by requiring they be certified by the federal government to ensure that all clinical laboratory testing services are uniformly accurate, reliable and timely. CLIA permits states to adopt regulations that are more stringent than federal law. For example, state laws may require additional personnel qualifications, quality control, record maintenance and proficiency testing.

      Drug Testing. The Substance Abuse and Mental Health Services Administration ("SAMHSA") regulates drug testing for public sector employees. SAMHSA has established detailed performance and quality standards that laboratories must meet to perform drug testing on federal employees and contractors and other regulated entities. Quest Diagnostics' laboratories that perform such testing must be certified as meeting SAMHSA standards. Seven of Quest Diagnostics' laboratories are SAMHSA-certified, requiring on-site inspections twice a year by SAMHSA and CAP.

      Controlled Substances. The federal Drug Enforcement Administration (the "DEA") regulates access to controlled substances in drug abuse testing. Quest Diagnostics' laboratories that use controlled substances are licensed by the DEA.

      Medical Waste and Radioactive Materials. Clinical laboratories are also subject to federal, state and local regulations relating to the handling and disposal of medical specimens, hazardous waste and radioactive materials. Quest Diagnostics uses outside suppliers for specimen disposal. Quest Diagnostics believes that it currently complies with all laws in connection with the disposal of medical waste and radioactive materials.

      Occupational Safety. The federal Occupational Safety and Health Administration has established extensive requirements relating specifically to workplace safety for health care employers. This includes clinical laboratories whose workers may be exposed to blood-borne or airborne viruses, such as HIV and hepatitis B.

      Specimen Transportation. Regulations of the Department of Transportation, the Public Health Service and the United States Postal Service apply to surface and air transportation of clinical laboratory specimens.

Regulation of Reimbursement for Clinical Laboratory Services.

      Overview. The health care industry has been undergoing significant changes. Governmental payers, such as Medicare (which principally serves patients aged 65 years and older), Medicaid (which principally services indigent patients), as well as private insurers and large employers have taken steps to control the cost, utilization and delivery of health care services. Principally as a result of recent reimbursement reductions and measures adopted by the Health Care Financing Administration ("HCFA") to reduce utilization described below, the percentage of Quest Diagnostics' aggregate net revenues derived from Medicare programs declined from 20% in 1995 to 14% in 1998. Revenues from Medicaid as a percentage of Quest Diagnostics' aggregate net revenues have declined from 3% in 1995 to 2% in 1998. Quest Diagnostics believes its other business may significantly depend on continued participation in the Medicare and Medicaid programs, because many clients may want a single laboratory to perform all of their clinical laboratory testing services, regardless of whether reimbursements are ultimately made by themselves, Medicare, Medicaid or other payers.

      Billing and reimbursement for clinical laboratory testing is subject to significant federal and state regulation. Penalties for violations of laws relating to billing federal healthcare programs and for violations of federal fraud and abuse laws include: (1) exclusion from participation in Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal penalties and fines; and (4) the loss of various licenses, certificates and authorizations necessary to operate some or all of a clinical laboratory's business. Civil administrative penalties for a wide range of offenses are $10,000 per offense plus three times the amount claimed.

      Reduced Reimbursements. In 1984, Congress established a Medicare fee schedule for clinical laboratory services performed for patients covered under Part B of the Medicare program. Congress then imposed a ceiling on the amount that would be paid under the Medicare schedule. Since then, Congress has periodically reduced previous ceilings. The Medicare national fee schedule limitations were reduced in 1996 to 76% of the 1984 national median and in 1998 to 74% of the 1984 national median. In addition, Congress also eliminated the provision for annual fee schedule increases based on the consumer price index through 2002. Currently, the Clinton Administration's proposed budget for fiscal year 2000 seeks to further reduce the Medicare national fee schedule limitations to 72% of the 1984 national median. Quest Diagnostics cannot predict if Congress will implement the proposed reduction or any other reductions.

      Laboratories must bill the Medicare program directly and must accept the scheduled amount as payment in full for most tests performed on behalf of Medicare beneficiaries. In addition, state Medicaid programs are prohibited from paying more (and in most instances, pay significantly less) than Medicare. Major clinical laboratories, including Quest Diagnostics, typically use two fee schedules:

      o "Client" fees charged to physicians, hospitals, and institutions to which a laboratory supplies services on a wholesale basis. These are generally subject to negotiation or discount.

      o "Patient" fees charged to individual patients and third-party payers, like Medicare and Medicaid. These generally require separate bills for each requisition.

      The fees established by Medicare are typically substantially lower than patient fees otherwise charged by Quest Diagnostics, but are higher than Quest Diagnostics' fees actually charged to many clients. Federal and some state regulations prohibit clinical laboratories from charging government programs more than what they charge other customers. During 1992, the Office of the Inspector General (the "OIG") of the Department of Health and Human Services ("HHS") issued final regulations that prohibited charging Medicare fees substantially in excess of a provider's usual charges. The OIG, however, declined to provide any guidance concerning interpretation of these rules, including whether or not discounts to non-governmental clients and payers or the dual-fee structure might be inconsistent with these rules.

      A proposed rule released in September 1997 would authorize the OIG to exclude from participation in the Medicare program providers, including clinical laboratories, that charge Medicare and other programs fees that are "substantially in excess of . . . usual charges . . . to any of [their] customers, clients or patients." This proposal was withdrawn by the OIG in 1998. However, the 1997 Balanced Budget Act permits HCFA to adjust statutorily prescribed fees for some medical services, including clinical laboratory services, if the fees are "grossly excessive." In January 1998, HCFA issued an interim final rule setting forth criteria to be used by HCFA in determining whether to exercise this power. Among the factors listed in the rule are whether the statutorily prescribed fees are "grossly higher or lower than the payment made for the. . . services by other purchasers in the same locality." Quest

Diagnostics cannot provide any assurances to investors that fees payable by Medicare could not be reduced as a result of the application of this rule.

      Reduced Utilization of Clinical Laboratory Testing. In recent years, HCFA has taken several steps to reduce utilization of clinical laboratory testing. Since 1995, Medicare carriers have adopted policies under which they do not pay for many commonly ordered clinical tests unless the ordering physician has provided an appropriate diagnostic code supporting the medical necessity of the test. Physicians are required by law to provide diagnostic information when they order clinical tests for Medicare and Medicaid patients. However, there is no penalty prescribed for violations of this law.

      In March 1996, HCFA eliminated its prior policy under which Medicare paid for all tests contained in an automated chemistry panel when at least one of the tests in the panel is medically necessary. HCFA indicated that under the new policy, Medicare will only pay for those individual tests in a chemistry panel that are medically necessary. Later in 1996, the American Medical Association ("AMA"), in conjunction with HCFA, designed four new panels of "clinically relevant" automated chemistry panels. Each panel consists of between 4 and 12 tests. These four new panels replaced the previous automated chemistry test panels, consisting of 19 to 22 tests. HCFA adopted these panels in early 1998. Since then, Medicare carriers have focused limited coverage application to the panel level and not to the test component level. However, Quest Diagnostics cannot provide any assurances to investors that Medicare carriers will not focus future limited coverage application to the test component level.

      In response to these developments, in April 1998, Quest Diagnostics implemented a Medicare/Medicaid-only order form. This form includes the four new AMA chemistry test panels and highlights "limited coverage" tests for which Medicare/Medicaid will pay. During the fourth quarter of 1998, Quest Diagnostics also implemented a new general test billing form offering these new panels to all patients. While Quest Diagnostics did not see a significant impact in 1998, Quest Diagnostics believes that these panels are likely to result in fewer test orders per requisition and may put additional pressure on revenues and earnings in the future.*

      Quest Diagnostics is generally permitted to bill patients directly for some statutorily excluded clinical laboratory services. Quest Diagnostics is also generally permitted to bill patients for clinical laboratory tests that Medicare does not pay for due to "medical necessity" limitations (these tests include limited coverage tests for which an approved diagnosis code is not provided by the ordering physician) if the patient signs an advance beneficiary notice on Quest Diagnostics' new Medicare/Medicaid-only requisition. Since requisitions are filled out by physician clients, Quest Diagnostics cannot control the proper use of the advance beneficiary notice, and may perform the tests but cannot subsequently bill the patient for them.

      Inconsistent Practices. Currently, over 20 local carriers administer Medicare. They have inconsistent policies on matters such as: (1) test coverage;
(2) automated chemistry panels; (3) diagnostics coding; (4) claims documentation; and (5) fee schedules (subject to the national limitations). Inconsistent regulation has increased the complexity of the billing process for clinical laboratories. As part of the 1997 Balanced Budget Act, HHS is required to adopt uniform policies on the above matters by January 1, 1999 and replace the current local carriers with no more than five regional carriers. In October 1998, HCFA announced that, despite the legislative mandate, HCFA will not replace the local carriers with five regional carriers. The Clinton Administration is expected to sponsor legislation to repeal the five carrier mandate.

      HCFA plans to achieve standardization through the help of a single claims processing system for all carriers. This initiative, however, has been suspended due to HCFA's Year 2000 compliance priorities. In a report in September 1998, the General Accounting Office concluded that "HCFA and its contractors are severely behind schedule in repairing, testing and implementing the mission-critical systems supporting Medicare" and "it is highly unlikely that all of the Medicare systems will be compliant in time to ensure the delivery of uninterrupted benefits and services into the year 2000."

--------------------------------
* This is a forward-looking statement. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (a), (b), (c), (d), (e), (f), (j) and (m).

      Competitive Bidding. The 1997 Balanced Budget Act requires HCFA to conduct five Medicare bidding demonstrations involving various types of medical services and complete them by 2002. HCFA is expected to include a clinical laboratory demonstration project in a metropolitan statistical area as part of the legislative mandate. The project is expected to begin in the second half of 1999. If competitive bidding were implemented on a regional or national basis for clinical laboratory testing, it could materially adversely affect the clinical laboratory industry and Quest Diagnostics.

      Future Legislation. Future changes in federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could adversely affect Quest Diagnostics. Quest Diagnostics cannot predict, however, whether and what type of legislation will be enacted into law.

      Fraud and Abuse Regulations. Medicare and Medicaid anti-kickback laws prohibit clinical laboratories from making payments or furnishing other benefits to influence the referral of tests billed to Medicare, Medicaid or other federal programs.

      Various federal enforcement agencies, including the Federal Bureau of Investigations ("FBI") and the OIG, interpret liberally and enforce aggressively statutory fraud and abuse provisions. According to public statements by the Department of Justice ("DOJ"), during the last several years health care fraud has been elevated to the second-highest priority of the DOJ, and FBI agents have been transferred from investigating counterintelligence activities to health care provider fraud. The OIG also is involved in investigations of health care fraud and has, according to recent workplans, targeted certain laboratory practices for study, investigation and prosecution. Many of the anti-fraud statutes and regulations, including those relating to joint ventures and alliances, are vague or indefinite and have not been interpreted by the courts. In addition, regulators have generally offered little guidance to the clinical laboratory industry. Despite several requests from the clinical laboratory industry for clarification of the anti-fraud and abuse rules since 1992, the OIG has issued only two fraud alerts regarding clinical laboratory practices.

      Many states have anti-kickback, anti-rebate, anti-fee-splitting and other laws that also affect Quest Diagnostics' relationships with clients who refer non-government-reimbursed clinical laboratory testing business to Quest Diagnostics.

      In addition, since 1992, a federal anti-"self-referral" law, commonly known as the "Stark" law, prohibits, with certain exceptions, Medicare payments for laboratory tests referred by physicians who have, personally or through a family member, an investment interest in, or a compensation arrangement with, the testing laboratory. Since January 1995, these restrictions have also applied to Medicaid-covered services. Many states have similar anti-"self-referral" and other laws that also affect investment and compensation arrangements with physicians who refer other than government-reimbursed laboratory testing to Quest Diagnostics.

Government Investigations and Related Claims

      Since 1993, Quest Diagnostics has settled various government and private claims that primarily involved industry-wide billing and marketing practices that Quest Diagnostics had substantially discontinued by early 1993. Other independent clinical laboratories, including SBCL and LabCorp, have settled similar claims.

      Government Settlements

      The MetPath Settlement. In September 1993, Quest Diagnostics entered into a civil settlement agreement with the DOJ and the OIG, under which it paid a total of approximately $36 million. The claims were that MetPath had wrongfully induced physicians to order laboratory tests without their realizing that those tests would be billed to Medicare at rates higher than those the physicians believed were applicable.

      The Damon Settlement. In October 1996, Damon Clinical Laboratories ("Damon"), which was purchased by Corning in 1993, entered into a plea agreement and civil settlement agreement and release with the DOJ. Under these agreements, Damon paid approximately $40 million in base recoupments for overcharges and an additional $79 million in total criminal and civil payments. The Damon settlement did not exclude Quest Diagnostics from participation in any federal health care programs.

      Damon Joint Venture Settlement. In August 1998, Quest Diagnostics entered into a settlement with the DOJ for approximately $15 million. The settlement was with respect to a joint venture that Damon had with Vivra Inc. and a predecessor joint venture between Damon and Vivra's former parent. The joint venture was dissolved in May 1996. The government asserted, among other things, that the joint ventures operated as a scheme to generate referrals for medically unnecessary testing by providing unlawful kickbacks to Damon's joint venture partners in the form of partnership profits. Corning reimbursed Quest Diagnostics for the cost of the settlement.

      Other Governmental Settlements. In addition, since 1992, Quest Diagnostics has settled eight other federal and state billing-related claims for a total of approximately $31 million.

      Ongoing Government Investigations

      The Nichols Institute Investigation. In August 1993, the federal government issued a civil subpoena and began a formal investigation of Nichols Institute, which remains open. The investigations relate to billing and marketing practices of Nichols Institute's former routine regional laboratories, which practices were substantially discontinued by the time that Quest Diagnostics acquired Nichols in 1994. While Quest Diagnostics has established reserves in respect of the Nichols Institute investigations, it cannot predict the outcome of this investigation. At present, there are no settlement discussions pending between the DOJ and Quest Diagnostics regarding Nichols Institute. Remedies available to the government include exclusion from participation in the Medicare and Medicaid programs. However, in light of the corporate integrity agreement between Quest Diagnostics and the OIG discussed below, Quest Diagnostics believes the prospect of any exclusion is remote. This is because the matters being investigated were corrected with or before Quest Diagnostics' acquisition of Nichols Institute, and Quest Diagnostics cooperated in the investigation. While application of remedies and penalties could materially and adversely affect Quest Diagnostics' business, financial condition and prospects, management believes that the possibility of these effects is likewise remote. As discussed below, Corning has agreed to indemnify Quest Diagnostics against any monetary penalties, fines or settlements for any governmental claims that may arise as a result of the Nichols Institute investigations.

      Other Investigations and Claims. Quest Diagnostics has been named in several recent qui tam cases pending in different federal courts and involving a variety of claims pertaining to its marketing and billing practices. At this early stage, the Company cannot predict the outcome of these actions. They would not, however, be covered by Quest Diagnostics' indemnity arrangement with Corning.

      The Damon Officer Indictments. In January 1998 the United States indicted four former officers of Damon for alleged health care fraud committed during their employment by Damon. Quest Diagnostics is obligated to indemnify these Damon officers to the fullest extent permitted by Delaware law. Quest Diagnostics' obligations consist primarily of advancing fees and expenses of counsel in connection with the defense of these Damon officers. No trial date has yet been scheduled.

      Self-Reporting. During 1998, Quest Diagnostics voluntarily reported to the federal government several isolated events that may have resulted in overpayments by Medicare and Medicaid to Quest Diagnostics. Quest Diagnostics internally investigates all such incidents and self-reports and reimburses payers as appropriate. Quest Diagnostics has commenced internal investigations to quantify the amounts that the government may recoup and has made repayments and taken corrective action as to each event. Quest Diagnostics cannot predict, however, the outcome of these disclosures.

Private Settlements and Claims

      Quest Diagnostics has received notices of private claims relating to billing issues similar to those that were the subject of the MetPath and Damon settlements. Quest Diagnostics is presently negotiating with the claimants but cannot predict the outcome of the actions.

      In March 1997, a former subsidiary of Damon, together with SmithKline Beecham and LabCorp, was served with a complaint in a purported class action. The complaint asserts claims under the federal civil RICO statute relating to private reimbursement of billings by Damon that are similar to those that were part of the government settlement. Quest Diagnostics cannot predict the ultimate outcome of the claim at present.

Corning Indemnity

      Corning, the former parent of Quest Diagnostics, has agreed to indemnify Quest Diagnostics against all monetary penalties, fines or settlements for any government claims that (1) arise out of alleged violations of applicable federal fraud and health care statutes; (2) relate to billing practices of Quest Diagnostics and its predecessors; and (3) were pending on December 31, 1996. This includes the Nichols investigation described above.

      Corning has also agreed to indemnify Quest Diagnostics in respect of private claims relating to indemnified or previously settled government claims that alleged overbillings by Quest Diagnostics or any of its existing subsidiaries for services provided before January 1, 1997. Corning will indemnify Quest Diagnostics for 50% of the aggregate of all judgment or settlement payments made by December 31, 2001 that exceed $42 million. The 50% share will be limited to a total amount of $25 million and will be reduced to take into account any deductions or tax benefits realized by Quest Diagnostics or a consolidated group of which Quest Diagnostics is a member, to the extent that such deductions or tax benefits are deemed to reduce the tax liability of Quest Diagnostics. Corning will not indemnify Quest Diagnostics against damages suffered as a result of or incidental to, the billing claims and the fees and expenses of litigation.

      Quest Diagnostics will control the defense of any government claim or investigation unless Corning elects to assume the defense. However, in the case of all non-government claims related to indemnified government claims of alleged overbillings, Quest Diagnostics will control the defense. All disputes relating to the Corning indemnification agreement are subject to binding arbitration.

Quest Diagnostics' Reserves

      Quest Diagnostics' aggregate reserves with respect to all government and private claims were approximately $52.6 million at December 31, 1998. The reserves represent amounts for future government and private settlements of pending matters or matters anticipated as a result of the government and private settlements and self-reporting. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to Quest Diagnostics' results of operations and cash flows in the period in which such claims are settled. Quest Diagnostics does not believe that these issues will have a material adverse effect on its overall financial condition.

Compliance Program

      Compliance with all government rules and regulations has become a significant concern throughout the clinical laboratory industry because of evolving interpretations of regulations and the national debate over health care. Quest Diagnostics began a compliance program early in 1993.

      Quest Diagnostics emphasizes the development of training programs intended to ensure the strict implementation and observance of all applicable rules and regulations. Further, Quest Diagnostics conducts in-depth reviews of procedures, personnel and facilities to assure regulatory compliance throughout its operations. A compliance committee of the board of directors requires periodic reporting of compliance operations from management. Government officials have publicly cited this program as a model for the industry.

      In connection with the Damon settlement, Quest Diagnostics signed a five-year corporate integrity agreement with the OIG. Under the agreement, Quest Diagnostics has agreed to take steps to demonstrate its integrity as a provider of services to federally sponsored health care programs. These include steps to:

      o     maintain its corporate compliance program;

      o     adopt pricing guidelines;

      o     audit laboratory operations; and

      o investigate and report instances of noncompliance, including any corrective actions and disciplinary steps.

This agreement also gives Quest Diagnostics the opportunity to seek clearer guidance on matters of compliance and to resolve compliance issues directly with the OIG.

      None of the undertakings included in Quest Diagnostics' corporate integrity agreement is expected to have any material adverse effect on Quest Diagnostics' business, financial condition, results of operations, cash flow and prospects. Quest Diagnostics believes it complies in all material respects with all applicable statutes and regulations. However, Quest Diagnostics cannot assure investors that no statute or regulations will be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect Quest Diagnostics.

Insurance

      Quest Diagnostics maintains liability insurance (subject to maximum limits and self-insured retentions) for claims that could result from providing or failing to provide clinical laboratory testing, including inaccurate testing results. These claims could be substantial. Management believes that present insurance coverage and reserves are adequate to cover currently estimated exposures. Although Quest Diagnostics believes that it will be able to obtain adequate insurance coverage in the future at acceptable costs, it cannot assure investors that it will be able to do so, or obtain coverage at an acceptable cost, or that Quest Diagnostics will not incur significant liabilities in excess of policy limits.

Employees

      At December 31, 1998, Quest Diagnostics employed approximately 15,000 people, as compared to 16,300 people at December 31, 1997. Approximately 13,500 of Quest Diagnostics' employees were full-time and approximately 1,500 were part-time at December 31, 1998. These totals exclude employees of the Erie, Pennsylvania and Phoenix, Arizona joint ventures.

      Quest Diagnostics has no collective bargaining agreements with any unions, and believes that its overall relations with its employees are good.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Some statements in this document are identified as forward-looking statements. They involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation. Statements must be (1) identified as forward-looking; and (2) accompanied by identification of important factors that could cause actual results to differ materially from those projected in the statements, which will serve as a meaningful caution to investors.

      Quest Diagnostics would like to take advantage of the "safe harbor" provisions of the Litigation Reform Act in connection with the forward-looking statements included in this document. The following important factors could cause its actual financial results to differ materially from those projected, forecast or estimated by it in forward-looking statements:

      (a) Heightened competition, including increased pricing pressure and competition from hospitals for testing for non-patients. See "Business--Competition."

      (b) Impact of changes in payer mix, including the shift from traditional, fee-for-service medicine to managed-cost health care. See "Business--The United States Clinical Laboratory Testing Industry -- Effect of the Growth of the Managed Care Sector."

      (c) Adverse actions by government or other third-party payers, including unilateral reduction of fee schedules payable to Quest Diagnostics. See "Business--Regulation of Reimbursement for Clinical Laboratory Services."

      (d) The impact upon Quest Diagnostics' volume and collected revenue or general or administrative expenses resulting from its compliance with Medicare administrative policies and requirements of third-party payers. These include:

            (1) the requirements of Medicare carriers to provide diagnosis codes for many commonly ordered tests;

            (2) the policy of HCFA to limit Medicare reimbursement for tests contained in automated chemistry panels to the amount that would have been paid if only the covered tests, determined on the basis of demonstrable "medical necessity," had been ordered;

            (3) the recent introduction of four new panels of "clinically relevant" automated chemistry panels (each consisting of between 4 and 12 tests) to replace the previous automated chemistry test panels consisting of 19 to 22 tests; and

            (4) the likelihood that third-party payers will adopt similar requirements. See "Business--Regulation of Reimbursement for Clinical Laboratory Services."

      (e) Adverse results from pending or future government investigations. These include, in particular:

            (1) significant monetary damages and/or exclusion from the Medicare and Medicaid programs and/or other significant litigation matters; and

            (2) the absence of indemnification from Corning for private claims unrelated to the indemnified government claims or investigations and for private claims that are not settled by December 31, 2001. See "Business--Government Investigations and Related Claims."

      (f) Failure to obtain new customers at profitable pricing or failure to retain existing customers, and reduction in tests ordered or specimens submitted by existing customers.

      (g) Inability to obtain professional liability insurance coverage or a material increase in premiums for such coverage. See
            "Business--Insurance."

      (h) Denial of CLIA certification or other license for any of Quest Diagnostics' clinical laboratories under the CLIA standards, by HCFA for Medicare and Medicaid programs or other federal, state and local agencies. See "Business--Regulation of Clinical Laboratory Operations."

      (i) Adverse publicity and news coverage about Quest Diagnostics or the clinical laboratory industry.

      (j) Computer or other system failures that affect Quest Diagnostics' ability to perform tests, report test results or properly bill customers, including potential failures resulting from systems conversions or from the Year 2000 problem. See
            "Business--Information Systems" and "--Billing."

      (k) Failure of third-party payers, including Medicare carriers and suppliers, to adequately address the Year 2000 problem, which could lead to delays in reimbursement for clinical laboratory testing performed by Quest Diagnostics. See "Business--Billing" and "--Regulation of Reimbursement for Clinical Laboratory Services -- Inconsistent Practices."

      (l) Development of technologies that substantially alter the practice of laboratory medicine.

      (m) Changes in interest rates causing a substantial increase in Quest Diagnostics' effective borrowing rate.

      (n) The inability of Quest Diagnostics to efficiently integrate acquired clinical laboratory businesses, particularly SBCL's, or to efficiently integrate clinical laboratory businesses from joint ventures and alliances with hospitals, and the costs related to any such integration.

Item 2. Properties

      Quest Diagnostics' principal laboratories (listed alphabetically by state) are located in the following metropolitan areas:

Location                                 Type of Laboratory         Leased or Owned
--------                                 ------------------         ---------------
Phoenix, Arizona                            Joint Venture       Leased by Joint Venture
San Diego, California                         Regional                   Leased
San Juan Capistrano, California               Esoteric                   Owned
Denver, Colorado                              Regional                   Leased
New Haven, Connecticut                        Regional                   Owned
Fort Lauderdale, Florida                      Regional                   Leased
Chicago, Illinois                             Regional                   Leased
Baltimore, Maryland                           Regional                   Owned
Boston, Massachusetts                         Regional                   Leased
Detroit, Michigan                             Regional                   Leased
Grand Rapids, Michigan                         Branch                    Leased
St. Louis, Missouri                         Joint Venture                Leased
Lincoln, Nebraska                             Regional                   Leased
New York, New York (Teterboro, New Jersey)    Regional                   Owned
Long Island, New York                          Branch                    Leased
Portland, Oregon                              Regional                   Leased
Erie, Pennsylvania                          Joint Venture         Leased by Joint Venture
Philadelphia, Pennsylvania                    Regional                   Leased
Pittsburgh, Pennsylvania                Regional/Joint Venture           Leased
Dallas, Texas                                 Regional                   Leased

      Quest Diagnostics' executive offices are located in Teterboro, New Jersey, in the facility that also serves as Quest Diagnostics' regional laboratory in the New York City metropolitan area. Quest Diagnostics owns its branch laboratory facility in Mexico City. Quest Diagnostics believes that, in general, its laboratory facilities are suitable and adequate for its current and anticipated future levels of operation. Quest Diagnostics believes that if it were unable to renew the lease on any of its testing facilities, it could find alternative space at competitive market rates and relocate its operations to such new location.

Item 3. Legal Proceedings

      In addition to the investigations described in "Business--Government Investigations and Related Claims," Quest Diagnostics (the "Company") is involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against the Company involve claims that are substantial in amount. Although it is not feasible to predict the outcome of such proceedings or any claims made against the Company, it does not anticipate that the ultimate liability of such proceedings or claims will have a material adverse effect on the Company's financial position or results of operations as they primarily relate to professional liability for which the Company believes it has adequate insurance coverage. See "Business-Insurance."

Item 4. Submission of Matters to a Vote of Security Holders

      None.


                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

      The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "DGX." The following table sets forth, for the periods indicated, the high and low sales price per share as reported on the New York Stock Exchange Consolidated Tape:

      1997:                                     High        Low
      First Calendar Quarter                    $17.875     $14.625
      Second Calendar Quarter                   $20.875     $14.25
      Third Calendar Quarter                    $20.3125    $16.25
      Fourth Calendar Quarter                   $17.375     $16.125

      1998:                                     High        Low
      First Calendar Quarter                    $17.125     $15.0625
      Second Calendar Quarter                   $23.0625    $16.125
      Third Calendar Quarter                    $22.00      $16.00
      Fourth Calendar Quarter                   $18.625     $14.50

As of February 28, 1999, the Company had approximately 7,867 record holders of its common stock.

      The Company has not paid dividends in 1998 and 1997, and does not expect to pay dividends on its common stock in the foreseeable future. The bank credit facility prohibits the Company from paying cash dividends on its common stock. The Indenture relating to the Company's 10.75% senior subordinated notes due 2006 restricts the ability of the Company to pay cash dividends based primarily on a percentage of the Company's earnings, as defined.

Item 6. Selected Financial Data

      See page 32.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      See pages 33-44.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

      See Item 14 (a)1 and 2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.



                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information concerning the directors of the Company is incorporated by reference to the information in the Company's Proxy Statement to be filed on or before April 30, 1999 (the "Proxy Statement") appearing under the caption "Election of Directors."

Executive Officers of the Registrant

      Officers of the Company are elected by the Board of Directors and hold office until their respective successors are elected and qualified. In addition to Mr. Freeman, the following persons serve as executive officers of the
Company:

      James D. Chambers (42) is Senior Vice President and Chief Growth Officer. Mr. Chambers joined Corning in 1986 and served in a variety of managerial and financial positions for Corning and its subsidiaries, becoming Assistant Treasurer in 1991. Mr. Chambers joined the Company in 1992 as Treasurer and served as Chief Financial Officer from 1994 through 1995. In 1995 he assumed responsibilities for overseeing the Company's billing process; in January 1997 he was named Chief Administrative Officer with additional responsibilities for Information Systems, Communications and Investor Relations; and in February 1998 he was named Marketing and Business Development Leader. In January 1999, Mr. Chambers assumed his present responsibility for Growth.

      Kurt R. Fischer (44) is Vice President-Human Resources. Mr. Fischer joined Corning in 1976 and served in a variety of Human Resources positions. He was appointed Human Resource Manager for the Research, Development and Engineering Group in 1986 and Director-Quality and Performance Management for the Specialty Materials Group in 1991. Mr. Fischer assumed his present responsibilities with the Company in December 1995.

      Robert A. Hagemann (42) is Vice President and Chief Financial Officer.
He joined the Company's predecessor entity, Corning Life Sciences, Inc. in 1992 where he held a variety of senior financial positions before being named Vice
President and Corporate Controller of the Company in 1996.   Prior to joining
the Company, Mr. Hagemann was employed by Prime Hospitality, Inc. and Crompton & Knowles, Inc. in senior financial positions. He was also previously
associated with Ernst & Young.   Mr. Hagemann assumed his present
responsibilities with the Company in August 1998.

      Bernard L. Kasten, M.D., FCAP, (52), is Vice President and Chief Laboratory Officer. Dr. Kasten joined the Company in July 1996 as Medical Director of the Teterboro regional laboratory and assumed his current position
in 1998.   Dr. Kasten is a member of the College of American Pathologists, in which he participates in the Inspection and Accreditation Program, Strategic Planning and Management Resource Committees and chairs their World Wide Web

Editorial Board. From 1987 through 1996, Dr. Kasten was Associate Director of Pathology and Laboratory Services for Bethesda Hospitals, Inc. and TriState Pathology Associates of Cincinnati, Ohio.

      Raymond C. Marier (54) is Vice President and General Counsel. Mr. Marier joined Corning's Legal Department in 1973 as an Assistant Counsel, where he worked with a number of Corning's operating units, including its Medical and Science Products Divisions. He has held his present position since 1992.

      Gerald C. Marrone (56) is Senior Vice President and Chief Information Officer. Prior to joining the Company in November 1997, Mr. Marrone was with Citibank, N.A. for 12 years. During his tenure he was most recently Vice President, Division Executive for Citibank's Global Production Support Division. While at Citibank, he was also the Chief Information Officer of Citibank's Global Cash Management business. Prior to joining Citibank, he was the Chief Information Officer for Memorial Sloan-Kettering Cancer Center in New York for 5 years.

      C. Kim McCarthy (43) is Vice President, Government Relations and Services. In this capacity she directs the development of the Company's legislative, regulatory and public policy initiatives and related issues at both the state and federal levels. Ms. McCarthy joined Corning in 1987 as Director of Federal Government Affairs and Legislative Counsel and became Vice President of Public Affairs of the Company in 1992. From May 1996 through May 1998, she directed the Company's compliance program. Ms. McCarthy assumed her present responsibilities in May 1998 and also is currently involved in the marketing and sale of compliance services.

      Surya N. Mohapatra, Ph. D. (49) is Senior Vice President and Chief Operating Officer. In this newly-created position, Dr. Mohapatra is responsible for all aspects of the Company's core clinical laboratory testing, including its medical, operations and commercial functions. Prior to joining the Company in February 1999, he was senior vice president of Picker International, a worldwide leader in advanced medical imaging technologies, where he served in various executive positions during his 18-year tenure.

      Alister W. Reynolds (41) is Vice President-Strategic Planning. Mr. Reynolds joined the Company in 1982 and has served in a variety of staff, general management and executive positions. Mr. Reynolds assumed his current responsibilities in 1995.

      Paul J. Traina (40) is Vice President, Compliance. In this capacity, Mr. Traina has responsibility for the ongoing management of the corporate integrity agreement, as well as internal compliance audits, management of external audits and reimbursement issues and practices. Mr. Traina joined the Company in 1989 as Associate General Counsel and became Chief Compliance Officer in 1992. He assumed his present position in May 1998.

      David M. Zewe (47) is Vice President-Sales. Mr. Zewe joined the Company in 1994 as General Manager of the Philadelphia regional laboratory and became Regional Vice President Sales and Marketing for the mid-Atlantic region in August 1996. Mr. Zewe assumed company-wide responsibility for sales in traditional market segments in October 1997. Prior to joining the Company, Mr. Zewe was with the Squibb Diagnostics Division of Bristol Myers Squibb, most recently serving as Vice President of Sales.

      Each executive officer of the Company is elected annually by the Board of Directors and serves at the discretion of the Board of Directors.

Item 11. Executive Compensation

      The information called for by this Item is incorporated by reference to the information under the caption "Executive Compensation" appearing in the Proxy Statement. The information contained in the Proxy Statement under the captions "Compensation Committee Report"and "Performance Graph" is not incorporated herein by reference.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   Documents filed as part of this report:

1. Index to financial statements and supplementary data filed as part of this report:

                  Item                                            Page
            Report of Independent Accountants                     F-1
            Consolidated Balance Sheets                           F-2
            Consolidated Statements of Operations                 F-3
            Consolidated Statements of Cash Flows                 F-4
            Consolidated Statements of Stockholders' Equity       F-5
            Notes to Consolidated Financial Statements            F-6
            Supplementary Data: Quarterly Operating Results       F-28
                  (unaudited)

2.    Financial Statement Schedule:

            Schedule II - Valuation Accounts and Reserves         F-29

3. Exhibits filed as part of this report:

            See (c) below.

(b) Reports on Form 8-K filed during the last quarter of 1998:

            None.

(c) Exhibits filed as part of this report:

Exhibit      Description
Number
2.1          Form of Transaction Agreement among Corning Incorporated, Corning
             Life Sciences Inc., Corning Clinical Laboratories Inc. (Delaware),
             Covance Inc. and Corning Clinical Laboratories Inc. (Michigan), dated as of November 22, 1996 (filed as an exhibit to Corning
             Clinical Laboratories Inc.'s ("CCL") Registration Statement on Form
             10 (File No. 1-12215) and incorporated herein by reference)
3.1          Certificate of Incorporation of the Registrant (filed as an exhibit to CCL's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
3.2          Amended and Restated By-Laws of the Registrant
4.1          Form of Rights Agreement dated December 31, 1996 between Corning
             Clinical Laboratories Inc. and Harris Trust and Savings Bank as
             Rights Agent(filed as an Exhibit to CCL's Registration Statement on
             Form 10 (File No. 1-12215) and incorporated herein by reference)
10.1         Form of Tax Sharing Agreement among Corning Incorporated, Corning
             Clinical Laboratories Inc. and Covance Inc. (filed as an Exhibit to
             CCL's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
10.2         Form of Spin-Off Distribution Tax Indemnification Agreement between
             Corning Incorporated and Corning Clinical Laboratories Inc. (filed as an Exhibit to CCL's Registration Statement on Form 10 (File No.
             1-12215) and incorporated herein by reference)
10.3         Form of Spin-Off Distribution Tax Indemnification Agreement between
             Corning Clinical Laboratories Inc. and Covance Inc. (filed as an
             Exhibit to CCL's Registration Statement on Form 10 (File No.
             1-12215) and incorporated herein by reference)
10.4         Form of Spin-Off Distribution Tax Indemnification Agreement between
             Covance Inc. and Corning Clinical Laboratories Inc. (filed as an
             Exhibit to CCL's Registration Statement on Form 10 (File No.
             1-12215) and incorporated herein by reference)
10.5         Form of Executive Retirement Supplemental Plan (filed as an Exhibit to CCL's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
10.6         Form of Variable Compensation Plan (filed as an Exhibit to CCL's
             Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
10.7         Form of Employees Stock Purchase Plan (filed as an Exhibit to CCL's
             Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
10.8         Form of Employee Equity Participation Program (filed as an Exhibit to CCL's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
10.9         Form of Profit Sharing Plan (filed as an Exhibit to CCL's
             Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
10.10        Form of Stock Option Plan for Non-Employee Directors
10.11        Employment Agreement between Corning Clinical Laboratories Inc. and
             Kenneth W. Freeman (filed as an Exhibit to the Company's Annual
             Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference)
10.12        Form of Supplemental Deferred Compensation Plan
10.13        Form of Credit Agreement among Corning Clinical Laboratories Inc., the Banks named therein, NationsBank N.A., as Issuing Bank,
             Wachovia Bank of Georgia, N.A., as Swingline Bank, Morgan Guaranty
             Trust Company of New York, as Administrative Agent, and Morgan
             Guaranty Trust Company of New York, NationsBank, N.A. and Wachovia
             Bank of Georgia, N.A., as Arranging Agents, dated December 5, 1996
             (filed as an Exhibit to CCL's Registration Statement on Form S-1
             (File No. 333-15867) and incorporated herein by reference)

10.14        Form of Amendment No. 1 to the Credit Agreement referred to in
             Exhibit 10.13(filed as an Exhibit to the Annual Report on Form 10-K for the year ended December 31, 1997)
10.15        Form of Amendment No. 2 to the Credit Agreement referred to in
             Exhibit 10.13
10.16 Form of 10.75% Senior Subordinated Notes due 2006 (filed as an Exhibit to CCL's Registration Statement on Form S-1
             (File No. 333-15867) and incorporated herein by reference)
10.17 Form of Indenture between Corning Clinical Laboratories Inc. and The Bank of New York, as Trustee, dated December 16, 1996 (filed as an Exhibit to CCL's Registration Statement on Form S-1 (File No.333-15867) and incorporated herein by reference)
10.18 Form of Stock and Asset Purchase Agreement among SmithKline Beecham plc; SmithKline Beecham Corporation and Quest Diagnostics Incorporated (to be filed as an exhibit to the Company's Proxy Statement for the 1999 annual meeting of shareholders)
21.          Subsidiaries of Quest Diagnostics Incorporated
23.          Consent of PricewaterhouseCoopers LLP
27.          Financial Data Schedule

                                   Signatures


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Quest Diagnostics Incorporated


By /s/ Kenneth W. Freeman      Chairman of the Board,            March 23, 1999
  -------------------------    President and
  Kenneth W. Freeman           Chief Executive Officer


By /s/ Robert A. Hagemann      Vice President and                March 23, 1999
  -------------------------    Chief Financial Officer
  Robert A. Hagemann

By /s/ Catherine T. Doherty    Chief Accounting Officer          March 23, 1999
  -------------------------
  Catherine T. Doherty

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

                                    Capacity                     Date
                                    --------                     ----
/s/ Kenneth W. Freeman              Chairman of the Board,       March 23, 1999
----------------------------        President and
Kenneth W. Freeman                  Chief Executive Officer


/s/ Kenneth D. Brody                Director                     March 23, 1999
----------------------------
Kenneth D. Brody


/s/ William F. Buehler              Director                     March 23, 1999
----------------------------
William F. Buehler


/s/ Van C. Campbell                 Director                     March 23, 1999
----------------------------
Van C. Campbell


/s/ Mary A. Cirillo                 Director                     March 23, 1999
----------------------------
Mary A. Cirillo


/s/ Dan C. Stanzione                Director                     March 23, 1999
----------------------------
Dan C. Stanzione


/s/ Gail R. Wilensky                Director                     March 23, 1999
----------------------------
Gail R. Wilensky

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                       SELECTED HISTORICAL FINANCIAL DATA

                                                      Year Ended December 31,
                              ---------------------------------------------------------------------------
                                  1998         1997             1996            1995             1994
                                                (in thousands, except per share data)
Operations Data:
Net revenues ..............  $ 1,458,607   $ 1,528,695      $ 1,616,296      $ 1,629,388      $ 1,633,699
Provisions for
  restructuring and other
  special charges .........           --        48,688(a)       668,544(b)        50,560           79,814
Net income (loss) .........       26,885       (22,260)        (625,960)         (52,052)(c)       28,345

Basic net income (loss)
  per common share (d).....  $      0.90   $     (0.77)     $    (21.72)     $     (1.81)     $      0.98
Diluted net income (loss)
  per common share (d)(e)..  $      0.89   $     (0.77)     $    (21.72)     $     (1.81)     $      0.98

Balance Sheet Data
(at end of period):
Accounts receivable, net ..  $   220,861   $   238,369      $   297,743      $   318,252      $   360,410
Total assets ..............    1,360,240     1,400,928        1,395,066        1,853,385        1,882,663
Long-term debt ............      413,426       482,161          515,008        1,195,566        1,153,054
Preferred stock ...........        1,000         1,000            1,000               --               --
Common stockholders' equity      566,930       540,660          537,719          295,801          386,812

Other Data:
Net cash provided by (used
  in) operating activities.  $   141,382   $   176,267         $(88,486)(f)     $ 85,828      $    37,963
Net cash used in investing
  activities ..............      (39,720)      (35,101)         (63,674)         (93,087)         (46,186)
Net cash (used in)
  provided by financing
  activities ..............      (60,415)      (21,465)         157,674            4,986            7,532
Adjusted EBITDA (g) .......      158,609       153,800          166,358          176,521(c)       295,381
Bad debt expense ..........       89,428       118,223(h)       111,238          152,590(c)        59,480
Rent expense ..............       46,259        47,940           49,713           46,900           49,400
Capital expenditures ......       39,575        30,836           70,396           74,045           93,354

(a) Includes a charge of $16 million to write-down intangible assets as discussed in Note 5 to the Consolidated Financial Statements.
(b) Includes a charge of $445 million to write-down intangible assets as discussed in Note 2 to the Consolidated Financial Statements.
(c) Includes a charge of $62 million to increase the provision for doubtful accounts resulting from billing systems implementation and integration problems at certain laboratories and increased regulatory requirements.
(d) Historical earnings per share data for periods prior to 1997 have been restated to reflect common shares outstanding as a result of the Company's recapitalization in 1996. In December 1996, 28.8 million common shares were issued to effectuate the Spin-Off Distribution and establish the Company's employee stock ownership plan.
(e)   Potentially dilutive common shares primarily represent stock options.
(f) Includes the payment of Damon and other billing related settlements totaling approximately $144 million and the settlement of amounts owed to Corning of $45 million.
(g) Adjusted EBITDA represents income (loss) before income taxes plus net interest expense, depreciation and amortization and special charges. Adjusted EBITDA excluded charges of $2.5 million in 1998 and $6.8 million in 1997 that were included in selling, general and administrative expenses, related to the Company's consolidation of its laboratory network. Adjusted EBITDA is presented and discussed because management believes that Adjusted EBITDA is a useful adjunct to net income and other measurements under generally accepted accounting principles since it is a meaningful measure of a leveraged company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to (i) net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.
(h) Includes a fourth quarter charge of $5.3 million, which was part of the $6.8 million charge recorded in the same quarter, to increase the provision for doubtful accounts to recognize the reduced recoverability of certain receivables from accounts which will no longer be served as a result of the Company's consolidation plan.

                         Quest Diagnostics Incorporated
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Overview

   Since the early 1990's, the clinical laboratory testing industry has been negatively impacted by significant government regulation, price competition and rapid change resulting from payers' efforts to control cost, utilization and delivery of health care services. As a result of these factors, Quest Diagnostics' profitability has been impacted by changes in the volume of testing and mix of payers. Increased government regulation focusing on health care cost containment has reduced testing and reimbursements and added costs for the clinical laboratory industry by increasing complexity and adding new regulatory requirements. In response to these changes, Quest Diagnostics has acted to reduce its costs by standardizing on best practices throughout its operations and adjusting capacity to better match lower volume levels.

   Payments for clinical laboratory services are made by the government, managed care organizations, insurance companies, physicians, hospitals, employers and patients. In recent years, there has been a significant shift away from traditional fee-for-service health care to managed health care, as employers and other payers of health care costs aggressively move the populations they control into lower cost plans. The growth and consolidation of the managed care industry has created large managed care companies that control the delivery of health care services for millions of people, and have significant bargaining power in negotiating fees with providers, including clinical laboratories. Managed care organizations generally negotiate for capitated payment contracts, under which clinical laboratories receive a fixed monthly fee per individual enrolled with the managed care organization for all laboratory tests performed during the month. Capitated payment contracts shift the risk and cost of increased testing to the clinical laboratories. Services such as esoteric tests and anatomic pathology services may be excluded from a capitated rate and would then be charged on a fee-for-service basis. Quest Diagnostics expects the use of capitated agreements will continue for the foreseeable future. Quest Diagnostics aggressively reviews the profitability of its existing and new business, including capitated agreements. Business that does not meet profitability guidelines is subject to pricing and service level adjustments to ensure an adequate profit level is achieved. These actions favorably impacted prices but unfavorably impacted volume in 1998 and 1997.

   The clinical laboratory industry is subject to seasonal fluctuations in operating results and cash flows. During the summer months, year-end holiday periods and other major holidays, volume of testing declines, reducing net revenues and resulting cash flows below annual averages. Testing volume is also subject to declines in winter months due to inclement weather, which varies in severity from year to year.

   The clinical laboratory industry is labor intensive. Employee compensation and benefits constitute approximately half of the Company's total costs and expenses. Cost of services, which has approximated sixty percent of net revenues over each of the past several years, consists principally of costs for obtaining, transporting and testing specimens. Selling, general and administrative expenses consist principally of the costs of the sales force, billing operations (including bad debt expense), and general management and administrative support. Additionally, costs to address Year 2000 issues have been principally included in selling, general and administrative expenses.

   Spin-Off from Corning. On December 31, 1996, Corning distributed to its stockholders on a pro rata basis all of the shares of common stock of Quest Diagnostics (the "Spin-Off Distribution"). In conjunction with the Spin-Off Distribution, Quest Diagnostics was recapitalized by borrowing $500 million in long-term debt to repay Corning for certain intercompany borrowings. The remaining intercompany borrowings were contributed by Corning to Quest Diagnostics' capital. This recapitalization had the effect of reducing Quest Diagnostics' total debt by approximately $700 million. Additionally, coincident with the Spin-Off Distribution, Quest Diagnostics adopted a new accounting policy for evaluating the recoverability of intangible assets and measuring possible impairment, which resulted in a $445.0 million reduction in the carrying value of intangible assets.

Results of Operations

   Year Ended December 31, 1998 Compared with Year Ended December 31, 1997. Reported earnings improved from the prior year principally as a result of operating cost and interest expense reductions coupled with improved pricing and a reduced level of special charges. These increases were partially offset by lower volume resulting from intensified competition, primarily from hospital out-reach programs, changes in physician ordering patterns, actions taken on unprofitable accounts, and the consolidation of certain underperforming laboratories announced in December 1997. Physician ordering patterns were impacted by the implementation, in April 1998, of a new test requisition designed to comply with government regulations for disease-oriented test panels recommended by the American Medical Association for Medicare and Medicaid patients.

   Net Revenues

   Net revenues decreased by $70.1 million from the prior year, principally due to declines in base clinical testing volume of 7.2%, partially offset by a 2.5% improvement in average revenue per requisition. The volume decline is primarily attributable to the factors discussed above, including the impact of consolidating certain underperforming laboratories announced in December 1997 which reduced volume by approximately 2% during 1998.

   Costs and Expenses

   Total operating costs declined $87.3 million from the prior year. Included in the prior year expense was a $6.8 million charge in selling, general and administrative expenses related to the Company's consolidation of its laboratory network. The Company's efforts to reduce its fixed operating cost structure have had a favorable impact on costs as a percentage of net revenues. However, this benefit was partially offset by lower volume, increased spending on information technologies and a $2.5 million charge in the first quarter of 1998 representing the final costs associated with the Company's consolidation of its laboratory network announced in the fourth quarter of 1997. Additional measures are being implemented to further reduce the Company's cost structure. *

   Cost of services, as a percentage of net revenues, decreased to 59.0% from 60.7% in the prior year, reflecting the Company's progress in reducing its cost structure. Selling, general and administrative expenses, as a percentage of net revenues, increased slightly to 33.0% from 32.8% in the prior year. Factors which increased the percentage were the effect of reduced revenues without a proportionate cost decrease, increased spending related to information technology and a special charge of $2.5 million related to the Company's consolidation of its laboratory network. These factors were principally offset by reduced bad debt expense and the $6.8 million charge recorded in 1997 related to the Company's consolidation of its laboratory network. The $6.8 million charge consisted primarily of additional provisions for doubtful accounts and recognized the Company's estimate, based on prior experience, of the reduced recoverability of certain receivables from accounts which would no longer be served as a result of the consolidation plan. Bad debt expense was 6.1% of

---------------------------
* This is a forward-looking statement. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (a), (c), (d), (e), (g), (j) and (l).

net revenues for 1998 compared to 7.4%, excluding the special charge, in the prior year. The improvement in bad debt expense reflects the Company's progress in dealing with Medicare medical necessity documentation requirements, improvements in its billing processes, and further progress in standardizing its billing systems. Additional efforts to improve billing operations are being made and are expected to lower bad debt expense below the 1998 rate in 1999. *

   Net interest expense decreased from the prior year by $7.6 million primarily due to reduced debt levels and an increase in interest income resulting from higher average cash balances.

   Amortization of intangible assets decreased from the prior year by $2.3 million principally due to certain intangible assets having become fully amortized.

   In the fourth quarter of 1997, the Company recorded special charges totaling $55.5 million in connection with a series of actions designed to reduce excess capacity in its network of clinical laboratories. As noted earlier, $6.8 million of the charges were included in selling, general and administrative expenses. The remaining $48.7 million was presented separately and consisted primarily of workforce reduction programs, costs associated with exiting a number of leased facilities, the write-off of certain assets and a $16.0 million write-down of intangible assets to reflect the estimated impairment as a result of the Company's consolidation activities.

   The change in other, net compared with the prior year is primarily the result of increased equity losses from a joint venture in Arizona in which the Company holds a 49% ownership interest. The increased equity losses resulted from difficulties in systems and facility conversions. Partially offsetting the increase in equity losses was a reduction in other charges, principally related to forming the joint venture and integrating a small, strategic acquisition in Connecticut, both of which occurred in 1997.

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

   Net Revenues

   Net revenues decreased by $87.6 million from the prior year, principally due to declines in base clinical testing volume of 7.3%, the sale in November 1996 of a majority share of the Company's imaging business and the July 1997 contribution of the Company's Arizona operations to a joint venture. These decreases were partially offset by a 2.9% improvement in average revenue per requisition and a small, strategic acquisition in Connecticut in May 1997. The clinical testing volume decline was primarily attributable to intense competition for existing business, changes in physician ordering patterns resulting from government regulations requiring documentation of the medical necessity of testing, and the Company's increased selectiveness in retaining and pursuing new business. The increase in revenue per requisition is the result of the Company's increased selectiveness in retaining and pursuing new business.

------------------------------
* This is a forward-looking statement. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (c), (d), (f), (j) and (k).

   Costs and Expenses

   Total operating costs declined $76.2 million from the prior year. Approximately $34 million of the decline was attributable to the sale of a majority share of the Company's imaging business and the July 1997 contribution of the Company's Arizona operations to a non-consolidated joint venture. The Company's efforts to reduce its operating cost structure also had a favorable impact on costs as a percentage of net revenues. However, this benefit was principally offset by lower volume and a $6.8 million charge included in selling, general and administrative expenses related to the Company's consolidation of its laboratory network.

   Cost of services, as a percentage of net revenues, decreased to 60.7% from 62.5% in the prior year, reflecting the Company's progress in reducing its cost structure and the sale of a majority share of its imaging business. Selling, general and administrative expenses, as a percentage of net revenues, increased to 32.8% from 30.6% in the prior year. The increase was primarily the result of reduced revenues without a proportionate cost decrease, the special charge of $6.8 million related to the Company's consolidation of its laboratory network and an increase in bad debt expense. The $6.8 million charge consisted primarily of additional provisions for doubtful accounts and recognized the Company's estimate, based on prior experience, of the reduced recoverability of certain receivables from accounts which will no longer be served as a result of the consolidation plan. Excluding the charge, bad debt expense was 7.4% of net revenues compared to 6.9% in the prior year. While bad debt expense was above the prior year level for the first half of the year, excluding the charge, it was below the prior year level during the second half of the year, reflecting progress made in dealing with the Medicare medical necessity documentation requirements enforced during 1997. These requirements, when initially imposed or subsequently expanded, increased the backlog of unbilled requisitions and further complicated the billing process. The Company has successfully dealt with these requirements in most of its billing sites where they were imposed earlier, and is applying the processes and experiences from those locations in addressing the additional requirements at its billing sites which have not been fully impacted.

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

   As noted earlier, in the fourth quarter of 1997, the Company recorded special charges totaling $55.5 million in connection with a series of actions designed to reduce excess capacity in its network of clinical laboratories through facility reductions and consolidations. Selling, general and administrative expenses included $6.8 million of these charges. The remaining $48.7 million was presented separately and consisted primarily of workforce reduction programs, costs associated with exiting a number of leased facilities, the write-off of certain assets and a $16.0 million write-down of intangible assets to reflect the estimated impairment as a result of the Company's consolidation activities.

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

   The change in other, net compared with the prior year was primarily the result of 1997 including charges related to the integration of a small, strategic acquisition completed in Connecticut and the Company's contribution of its Arizona business to a joint venture, while the prior year included gains on the sale of several small investments and the favorable settlement of a contractual obligation.

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

Quantitative and Qualitative Disclosures About Market Risk

   The Company is primarily exposed to the market risk of changes in interest rates. The Company does not believe that its foreign exchange exposure and related hedging program are material to the Company's financial position or results of operations. The Company addresses its risks through a controlled program of risk management that includes the use of derivative financial instruments. The Company does not hold or issue derivative financial instruments for trading purposes. See Note 2 to the Consolidated Financial Statements for additional discussion of the Company's financial instruments and hedging activities.

   Interest Rates

   At December 31, 1998, the fair value of the Company's debt was estimated at approximately $480 million, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. Such fair values exceeded the carrying value of the debt at December 31, 1998 by approximately $15 million. An assumed 10% increase in interest rates would potentially reduce the fair value of the Company's debt by approximately $9 million.

   The Company has $304 million of variable interest rate debt outstanding at December 31, 1998. An assumed 10% increase in interest rates would result in a $1.0 million reduction in the Company's after-tax earnings and cash flows based on year-end debt levels. The primary interest rate exposures on the variable interest rate debt are with respect to interest rates on United States dollars as quoted in the London interbank market.

Liquidity and Capital Resources

   Cash and cash equivalents at December 31, 1998 totaled $202.9 million, an increase of $41.2 million from the prior year-end balance. The increase resulted from operating activities which provided cash of $141.4 million, partially offset by investing and financing activities which required cash of $100.2 million. Cash and cash equivalents at December 31, 1997 increased from 1996 by $119.7 million due to operating activities which provided cash of $176.3 million, partially offset by investing and financing activities which used cash of $56.6 million.

   Net cash from operating activities for 1998 was below the 1997 level, primarily due to a smaller reduction in accounts receivable and increased payments associated with restructuring and other special charges. Net cash from operating activities for 1997 was above the 1996 level, primarily due to a reduction in payments associated with restructuring and other special charges, improvements in billing operations, and changes in accounts payable and accrued expense levels. Improvements in the billing operations during 1998 and 1997 have led to an improvement in the number of days sales outstanding. The number of days sales outstanding, a measure of billing and collection efficiency, was 58 days at December 31, 1998 compared to 63 days at December 31, 1997 and 73 days at December 31, 1996.

   Net cash used for investing activities during 1998 consisted primarily of capital expenditures. Net cash used for investing activities during 1997 consisted primarily of capital expenditures and the payment for a small, strategic acquisition, offset by proceeds from the disposition of assets. Net cash used for investing activities during 1996 consisted primarily of capital expenditures, offset by proceeds from the disposition of assets.

   Net cash used for financing activities during 1998 consisted primarily of the Company's repayment of debt (including approximately $20 million of prepayments), and the purchase of approximately 687 thousand shares of treasury stock. Net cash used in financing activities during 1997 consisted primarily of the Company's repayment of $19.3 million on its revolving Credit Facility, as defined in Note 9 to the Consolidated Financial Statements. Net cash provided by financing activities during 1996 consisted primarily of Corning's capital contribution of $119.1 million to fund the Damon settlement, and borrowings under the Credit Facility used to repay debt owed to Corning.

   The Company estimates that it will invest approximately $60 million during 1999 for capital expenditures to support its existing operations, principally related to investments in information technology and equipment and facility upgrades.* The Company expects to expand its operations through internal growth and accelerated growth in strategic markets and related lines of business.* The Company expects such activities and all other cash requirements will be funded from existing cash and cash equivalents, cash flow from operations, and, if necessary, borrowings under the Working Capital Facility.* Other than for the reduction for outstanding letters of credit, which currently approximate $5.4 million, all of the revolving Working Capital Facility is currently available for borrowing.

   Additionally, the Company plans to acquire the clinical laboratory business of SmithKline Beecham plc ("SmithKline Beecham") as discussed under "Outlook". The Company is currently finalizing the terms of the external financing necessary to complete the pending acquisition and has received a joint commitment letter from two financial institutions. The financing commitment is sufficient to fund the cash portion of the purchase price and refinance the Credit Facility and, if necessary, the existing senior subordinated notes.* The final structure of the debt will depend upon market conditions at the time of closing. The Company believes that its debt will approximate $1.4 billion upon the closing of the acquisition, which is expected to occur by July 1999.* The Company believes the financing under the joint commitment letter will also provide sufficient financial flexibility and access to funds to meet seasonal working capital requirements, to fund capital expenditures and to fund additional growth opportunities for the foreseeable future.*

   During February 1998, Quest Diagnostics' Board of Directors authorized a limited share purchase program which permits the Company to purchase up to $27 million of its outstanding common stock through 1999, of which $13.0 million

------------------------------
* This is a forward looking statement. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (a), (b), (c), (d), (e), (f), (g), (j), (k),
(l) and (m).

was purchased in 1998. The program is intended to mitigate the dilutive impact to earnings per share of issuing new shares for the Company's employee benefit plans. These limited purchases are permitted under both the Credit Agreement and the existing Notes, defined in Note 9 to the Consolidated Financial Statements. The Company has suspended purchases of its shares since the announcement of the transaction with SmithKline Beecham.

   The Company does not anticipate paying dividends on its common stock in the foreseeable future. The Credit Agreement prohibits the payment of cash dividends and the Notes restrict the Company's ability to pay cash dividends on its common stock. These restrictions are primarily based on a percentage of the Company's earnings as defined in its current debt agreements. Additionally, the Credit Agreement contains various customary affirmative and negative covenants, including the maintenance of certain financial ratios and tests, and limitations on common stock repurchases. Quest Diagnostics anticipates that the new financing to be put in place in connection with the acquisition of SmithKline Beecham's clinical laboratory business will contain similar covenants and restrictions.*

   Management believes that Quest Diagnostics' successful integration of SmithKline Beecham's clinical laboratory business and implementation of its business strategy, together with the indemnification by Corning against monetary fines, penalties or losses from outstanding government claims, will enable it to generate strong cash flows.* Additionally, management believes that these actions will aid the Company in meeting the ongoing challenges in the clinical laboratory industry brought on by the growth in managed care and increased regulatory complexity.*

   Adjusted EBITDA

   Adjusted EBITDA represents income (loss) before income taxes plus net interest expense, depreciation, amortization and special charges, including a $2.5 million charge and a $6.8 million charge included in selling, general and administrative expenses in 1998 and 1997, respectively, related to the Company's consolidation of its laboratory network. Adjusted EBITDA is presented and discussed because management believes it is a useful adjunct to net income and other measurements under generally accepted accounting principles. Additionally, management believes it is a meaningful measure of a leveraged company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. Adjusted EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be considered as an alternative to (i) net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

   Adjusted EBITDA for 1998 was $158.6 million, or 10.9% of net revenues. Adjusted EBITDA for 1997 was $153.8 million, or 10.1% of net revenues. The improvement in adjusted EBITDA resulted from an increase in average revenue per requisition and the Company's continued progress in reducing its cost structure to better match a lower volume level. This improvement was partially offset by increased spending related to information technology, including preparation for the Year 2000.

   Adjusted EBITDA for 1997 was $153.8 million, or 10.1% of net revenues. Adjusted EBITDA for 1996 was $166.4 million, or 10.3% of net revenues. The decline was principally due to changes in physician ordering patterns, intense competition for existing business and the Company's increased selectiveness in retaining and pursuing new business, which have reduced volume at a rate greater than costs have been reduced.

------------------------------------
* This is a forward-looking statement. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (a), (b), (c), (d), (e), (f), (g), (j), (k),
(l) and (m).

Outlook

   During the fourth quarter of 1998, the Company implemented a new general test requisition form, offering new disease-oriented test panels recommended by the American Medical Association. The new general test requisition and the Medicare/Medicaid requisition, implemented earlier in the year, are now available to all physicians. While the Company did not experience a significant impact in 1998, the Company believes these panels may result in fewer tests ordered per requisition and may put additional pressure on revenues and earnings.*

   The Company has developed a new service offering to large buyers (typically managed care organizations) of clinical laboratory services known as QuestNet(R). Through "QuestNet"(R) the Company will assume responsibility for establishing and managing networks of clinical laboratory service providers in order to serve the members of such buyers. The initial contracts for "QuestNet" (R) services became effective in January 1999. Contract revenues are generally shared among providers within the networks. Additionally, the costs, if any, associated with testing performed by providers outside the established network, are shared among the network of providers. Because it is responsible for the cost of providing service to all contracted members, the Company will include in its net revenues and cost of services amounts paid to all service providers, including those outside the network. This method of accounting will result in an increase in both net revenues and cost of services and have the effect of decreasing gross margins as a percentage of net revenues. Additionally, while the start up costs associated with the introduction of network management services may initially have an adverse impact on profitability, the Company believes that these services will favorably impact profitability by the end of 1999.*

   Acquisition Commitment. On February 9, 1999, the Company signed a definitive agreement to acquire the clinical laboratory business of SmithKline Beecham for approximately $1.3 billion. The purchase price will be paid through the issuance of approximately 12.6 million shares of common stock of Quest Diagnostics and the payment of $1.025 billion of cash. The acquisition will be accounted for under the purchase method of accounting. Quest Diagnostics expects to close the transaction by July 1999. As a result, SmithKline Beecham will own approximately 29.5% of Quest Diagnostics' outstanding common stock. Under the terms of a ten-year stockholder agreement, SmithKline Beecham will have the right to designate two mutually agreeable nominees to Quest Diagnostics' board of directors as long as SmithKline Beecham owns at least 20% of the outstanding common stock. (As long as SmithKline Beecham owns at least 10% but less than 20% of the outstanding common stock, it will have the right to designate one nominee.) Quest Diagnostics' board of directors is expected to expand to nine directors immediately following the closing. The stockholder agreement will also impose limitations on the right of SmithKline Beecham to sell or vote its shares and will prohibit SmithKline Beecham from purchasing in excess of 29.5% of the outstanding common stock of Quest Diagnostics.

      The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act expired on March 25, 1999. The issuance of 12.6 million shares of common stock to SmithKline Beecham in the transaction will be submitted to the stockholders of Quest Diagnostics for approval at the 1999 annual meeting of stockholders, which is expected to be held on June 8, 1999. The acquisition is also subject to the receipt of financing for the cash portion of the purchase price as well as the satisfaction of other customary closing conditions. Quest Diagnostics has received commitments for all of the financing necessary to complete the acquisition.

--------------------------------
* This is a forward-looking statement. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (a), (b), (c), (d), (j), (l) and (m).

   Under the terms of the agreement, Quest Diagnostics will acquire SmithKline Beecham's clinical laboratory testing business including its clinical testing operations, clinical trials testing, corporate health services, and laboratory information products businesses. SmithKline Beecham's national testing and service network consists of regional laboratories, specialty testing operations and its Genetics Testing Center, as well as a number of rapid-turnaround or "stat" laboratories, and patient service centers. As part of the transaction, SmithKline Beecham and Quest Diagnostics will enter into a long-term contract under which Quest Diagnostics will be the exclusive provider of testing to support SmithKline Beecham's clinical trials testing requirements worldwide. SmithKline Beecham will also indemnify Quest Diagnostics for potential liability arising from certain government and private claims.

SmithKline Beecham's clinical laboratory testing business is one of the three largest clinical laboratory networks in the United States, with approximately $1.6 billion in revenues from clinical laboratory testing during 1998. SmithKline Beecham has a strong presence in several regions in the United States, particularly the southeastern and western states where Quest Diagnostics' presence is more limited. The acquisition will result in Quest Diagnostics being the leading clinical laboratory provider in the country. Quest Diagnostics will have a much more extensive network of laboratories and patient service centers, with facilities in substantially all of the country's major metropolitan areas. After the acquisition, Quest Diagnostics also expects to generate significant net cost savings through elimination of infrastructure redundancies and sharing of core competencies. While management believes the acquisition will accelerate Quest Diagnostics' earnings growth rate, generate savings exceeding $100 million annually after three years, and be accretive to earnings in 2000 before anticipated charges related to the transaction, it is expected to have an adverse impact on profitability during the second half of 1999.*

   Management believes that the acquisition will enhance Quest Diagnostics' ability to provide higher value for its customers in a cost-effective manner. The acquisition will provide a broad range of benefits for customers, including: continued improvements in quality, convenience and accessibility; expanded test development for healthcare consumers; and more dynamic laboratory data and information products to help providers and insurers better manage their patients' health.

Year 2000 Readiness Disclosure

   The Year 2000 issue concerns the ability of computer systems and programs to properly recognize dates beginning January 1, 2000 and beyond. Also, the Year 2000 issue affects systems and equipment, such as security systems and elevators, that contain imbedded hardware or software that may be similarly date sensitive. As a result, business and governmental entities are at risk for possible miscalculations or system failures resulting from Year 2000 problems that may disrupt their operations.

   The Company commenced its Year 2000 readiness program in 1997 and has established a dedicated project team to implement the program. In order to address the Year 2000 issue, the Company has adopted a six-phase plan which includes: (1) inventory; (2) assessment; (3) repair/replace/upgrade; (4) testing; (5) implementation; and (6) contingency planning. This plan is common for each of the following seven major areas:

-----------------------------
* This is a forward-looking statement. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (a), (b), (c), (d), (e), (f), (g), (j), (k),
(l) and (m).

Infrastructure - Includes computer hardware, systems software (other than application software) and voice and data network components. The inventory phase and the assessment phase, for all equipment and software supplied by vendors who have responded to Company inquiries, is complete. Also, there has been progress made with regard to phases three and four of the Company's Year 2000 plan.

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

Laboratory Instruments - Includes all clinical diagnostic instrumentation in the testing facilities. The inventory phase and the assessment phase, for all vendor responses received, is complete. The Company is in the process of repairing, replacing or upgrading non-compliant instrumentation and testing for compliance.

Facilities - Includes all building facilities (e.g. air conditioning units, generators), property owners and building service providers (e.g. waste management, public utilities). The inventory phase and assessment phase, for all vendor responses received, is complete and action plans are being developed to address required upgrades and testing.

Desktop Environment - Includes the personal computer hardware and operating systems. The inventory and assessment phases are complete and the replacement platform has been identified. An outside vendor has been selected, and is being retained, to coordinate the desktop replacement program.

External Providers - Includes the process of identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 problem. The inventory phase and the assessment phase, for all vendor responses received, is complete. All critical suppliers have been identified and the Company is in the process of developing contingency plans for each of these suppliers.

Payers - Includes the process of contacting each critical payer (e.g. Medicare, Medicaid, commercial insurance carriers) regarding their plans and progress in addressing the Year 2000 problem. All critical payers have been identified and the Company is in the process of assessing the state of readiness, for all responses received, and is in the process of developing contingency plans for the critical payers.

   Although each of the above seven areas is at a different stage of readiness, the Company has completed the inventory phase, and has largely completed the assessment phase, for all areas. The assessment phase will be an ongoing process until all contacted parties have responded to our requests for Year 2000 information. The Company is continuing to work internally and with external contractors, as needed, to complete the final phases of the program. The Company also continues to work with its external vendors, whose readiness is vital for a smooth transition into the Year 2000. In addition to the phases outlined above, the Company's plan also includes regular status presentations to the Audit and Finance Committee of the Board of Directors, and a special retention bonus plan for its key information systems employees, which is based on the success in making Quest Diagnostics' systems Year 2000 compliant. The Company's goal is to have all significant systems properly functioning and certified with respect to the Year 2000 during the third quarter of 1999.

   Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors and payers, the Company is unable to determine at this time whether the consequences of potential Year 2000 business disruptions will have a material impact on the Company's results of operations, liquidity and financial condition. The most reasonably likely worst case consequences of the Company or key vendors or payers not being ready by January 1, 2000 include, among other things, temporary business unit closures, delays in laboratory testing or delivery of laboratory testing results, inventory shortages and delays in collecting accounts receivable. Approximately 14% of the Company's revenues are received from Medicare carriers. The Company could experience collection delays if Medicare or other large third party payers (such as insurance companies) experience Year 2000 problems. Medicare carriers are being required to implement new programs required by the 1997 Balanced Budget Act at the same time that they are attempting to make their systems Year 2000 compliant. In September 1998, the General Accounting Office reported that "HCFA and its contractors are severely behind schedule in repairing, testing and implementing the mission-critical systems supporting Medicare" and concluded that "it is highly unlikely that all of the Medicare systems will be compliant in time to ensure the delivery of uninterrupted benefits and services into the year 2000." However, HCFA is expected to develop contingency plans that may include making estimated payments to providers based on historical claims experience in the event of a system failure during the Year 2000.*

   While the Company believes that its Year 2000 readiness program significantly reduces the potential adverse effect of any such disruptions, Quest Diagnostics cannot guarantee that the Year 2000 problem will not result in significant business disruptions. Specific factors that give rise to this uncertainty include the possible loss of technical resources to perform the remediation work, failure to identify all susceptible systems, non-compliance by third-parties whose systems impact the Company, and other similar uncertainties.

   Concurrent with the plans described above, the Company is in the process of developing detailed contingency plans for each major area to mitigate the possible disruption in business operations. Contingency plans may include accepting estimated payments from customers and payers, making use of alternative vendors, stockpiling inventory and temporarily moving laboratory testing services. Most of the Company's regional laboratories have similar test menus and, with the adoption of standardized test codes and progress in other standardization initiatives (including billing and lab information systems), the Company has improved its ability to move laboratory specimens to an alternative site in the event that a regional laboratory experiences disruptions. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available. The Company's goal is to have contingency plans finalized by mid-1999.*

   Costs incurred in 1998 related to the Company's Year 2000 readiness program approximated $22 million, of which approximately $7 million was capitalized. Current estimates of the remaining costs are approximately $40 million to $60 million, of which approximately 50% to 60% will be capitalized. Capitalized costs principally represent the purchase of new software and hardware. These estimates are subject to potentially significant revisions as additional information, including vendor responses, becomes available. Costs related to the Company's Year 2000 readiness program have been, and are expected to continue being, funded by cash from operations.*

-------------------------------
* This is a forward-looking statement. See "Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995." In particular, see factors (j), (k) and (l).

Inflation

   The Company believes that inflation generally does not have a material adverse effect on its operations or financial condition because the majority of its contracts are short-term.

Report of Independent Accountants





To the Board of Directors and Stockholders of Quest Diagnostics Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) 1. present fairly, in all material respects, the financial position of Quest Diagnostics Incorporated and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14 (a) 2. presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 2, the Company adopted a new accounting policy for evaluating the recoverability of intangible assets during 1996.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
January 25, 1999, except as to Note 15, which is as of February 9, 1999

                                           QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                      DECEMBER 31, 1998 and 1997
                                                (in thousands, except per share data)


                                                                                                     1998                 1997
                                                                                                     ----                 ----
Assets
Current assets:
      Cash and cash equivalents.........................................................         $  202,908           $  161,661
      Accounts receivable, net of allowance of $70,701 and $89,870
           at December 31, 1998 and  1997, respectively.................................            220,861              238,369
      Inventories.......................................................................             31,164               30,360
      Deferred taxes on income..........................................................             94,441               97,471
      Due from Corning Incorporated.....................................................             16,000               31,600
      Prepaid expenses and other assets.................................................             12,813               12,423
                                                                                                 ----------           ----------
           Total current assets.........................................................            578,187              571,884
Property, plant and equipment, net......................................................            240,389              250,223
Intangible assets, net..................................................................            494,721              513,779
Deferred taxes on income................................................................             13,342               23,182
Other assets............................................................................             33,601               41,860
                                                                                                 ----------           ----------
Total assets............................................................................         $1,360,240           $1,400,928
                                                                                                 ==========           ==========

Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable and accrued expenses.............................................         $  242,285           $  244,885
      Current portion of long-term debt.................................................             51,444               32,648
      Income taxes payable..............................................................             15,736               17,613
                                                                                                 ----------           ----------
           Total current liabilities....................................................            309,465              295,146
Long-term debt..........................................................................            413,426              482,161
Other liabilities.......................................................................             69,419               81,961
Commitments and contingencies
Preferred stock ........................................................................              1,000                1,000
Common stockholders' equity:
      Common stock, par value $0.01 per share; 100,000 shares
           authorized; 30,241 and 29,986 shares issued at December 31,
           1998 and 1997, respectively..................................................                302                  300
      Additional paid-in capital........................................................          1,201,006            1,198,194
      Accumulated deficit...............................................................           (623,514)            (650,281)
      Unearned compensation.............................................................             (3,895)              (5,038)
      Accumulated other comprehensive loss..............................................             (3,038)              (2,515)
      Common stock in treasury, at cost; 214 shares at December 31, 1998................             (3,931)                  --
                                                                                                 ----------           ----------
           Total common stockholders' equity............................................            566,930              540,660
                                                                                                 ----------           ----------
Total liabilities and stockholders' equity..............................................         $1,360,240           $1,400,928
                                                                                                 ==========           ==========

The accompanying notes are an integral part of these statements.

                                           QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                         FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                (in thousands, except per share data)


                                                                                          1998          1997          1996
                                                                                          ----          ----          ----
Net revenues..................................................................        $ 1,458,607   $ 1,528,695    $ 1,616,296
Costs and expenses:
   Cost of services...........................................................            861,044       927,864      1,010,875
   Selling, general and administrative........................................            481,634       502,123        495,323
   Interest expense, net......................................................             33,403        40,996         74,918
   Amortization of intangible assets..........................................             21,697        23,951         41,625
   Provisions for restructuring and other special charges.....................               --          48,688        668,544
   Other, net.................................................................              6,968         4,131          1,213
                                                                                      -----------   -----------    -----------
     Total....................................................................          1,404,746     1,547,753      2,292,498
                                                                                      -----------   -----------    -----------
Income (loss) before taxes....................................................             53,861       (19,058)      (676,202)
Income tax expense (benefit)..................................................             26,976         3,202        (50,242)
                                                                                      -----------   -----------    -----------
Net income (loss).............................................................        $    26,885   $   (22,260)   $  (625,960)
                                                                                      ===========   ===========    ===========

Basic net income (loss) per common share......................................        $      0.90   $     (0.77)   $    (21.72)
                                                                                      ===========   ===========    ===========
Diluted net income (loss) per common share....................................        $      0.89   $     (0.77)   $    (21.72)
                                                                                      ===========   ===========    ============


















The accompanying notes are an integral part of these statements.

                                           QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                            (in thousands)

                                                                                    1998             1997           1996
                                                                                    ----             ----           ----
Cash flows from operating activities:
Net income (loss)..........................................................    $     26,885     $    (22,260)  $   (625,960)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
      Depreciation and amortization........................................          68,845           76,397         99,098
      Provision for doubtful accounts......................................          89,428          118,223        111,238
      Provisions for restructuring and other special charges...............              --           48,688        668,544
      Deferred income tax provision........................................          12,290           (1,090)        (4,472)
      Other, net...........................................................          11,032            6,117            558
      Changes in operating assets and liabilities:
           Accounts receivable.............................................         (71,920)         (63,865)       (94,657)
           Accounts payable and accrued expenses...........................          40,070           27,835        (16,671)
           Restructuring, settlement and other special charges.............         (39,518)         (16,703)      (160,627)
           Due from/to Corning Incorporated and affiliates.................          14,890            8,755        (44,729)
           Other assets and liabilities, net...............................         (10,620)          (5,830)       (20,808)
                                                                               -------------    ------------   ------------
Net cash provided by (used in) operating activities........................         141,382          176,267        (88,486)
                                                                               ------------     ------------   ------------
Cash flows from investing activities:
      Capital expenditures.................................................         (39,575)         (30,836)       (70,396)
      Proceeds from disposition of assets..................................           3,035           10,397         11,989
      Business acquisitions................................................            (948)         (16,000)            --
      (Increase) decrease in investments...................................          (2,232)           1,338         (5,267)
                                                                               ------------     ------------   ------------
Net cash used in investing activities......................................         (39,720)         (35,101)       (63,674)
                                                                               ------------     ------------   ------------
Cash flows from financing activities:
      Repayment of long-term debt..........................................         (54,153)          (2,067)      (528,178)
      Proceeds from borrowings.............................................           4,300               --        559,342
      Net (repayments) borrowings under Working Capital Facility...........              --          (19,300)        19,300
      Payment of debt issuance costs.......................................              --               --        (10,681)
      Purchase of treasury stock...........................................         (13,032)              --             --
      Contributions from minority partners.................................           2,443               --             --
      Contribution of capital from Corning Incorporated....................              --               --        119,063
      Exercise of stock options............................................             145               --             --
      Dividends paid.......................................................            (118)             (98)        (1,172)
                                                                               ------------     ------------   ------------
Net cash (used in) provided by financing activities........................         (60,415)         (21,465)       157,674
                                                                               -------------    ------------   ------------
Net change in cash and cash equivalents....................................          41,247          119,701          5,514
Cash and cash equivalents, beginning of year...............................         161,661           41,960         36,446
                                                                               ------------     ------------   ------------
Cash and cash equivalents, end of year.....................................    $    202,908     $    161,661   $     41,960
                                                                               ============     ============   ============








The accompanying notes are an integral part of these statements.

                                           QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                             (in thousands)

                                                                                           Accumulated
                                                                                              Other
                                                   Additional                   Unearned  Comprehensive             Comprehensive
                                         Common      Paid-In       Accumulated   Compen-      Income     Treasury       Income
                                          Stock      Capital         Deficit      sation      (Loss)       Stock        (Loss)
--------------------------------------------------------------------------------------------------------------------------------
   Balance,
      December 31, 1995                  $  --       $  297,823     $ (3,118)   $     --       $ 1,096   $     --      $     --

   Net loss                                                         (625,960)                                           (625,960)
   Other comprehensive loss                                            2,358                    (5,925)                   (3,567)
   Dividends paid to Corning
      Incorporated                                                    (1,172)
   Issuance of preferred stock                           (1,000)
   Capital contribution and
      Spin-Off Distribution
      (28,043 shares)                      280          861,683
   Establishment of employee stock
      ownership plan
      (779 shares)                           8           11,646
--------------------------------------------------------------------------------------------------------------------------------
  Balance,
      December 31, 1996                    288        1,170,152     (627,892)         --        (4,829)        --       (629,527)
                                                                                                                       =========
   Net loss                                                          (22,260)                                            (22,260)
   Other comprehensive income                                                                    2,314                     2,314
   Preferred dividends declared                                         (129)
   Issuance of common stock under
      benefit plans (1,164 shares)          12           18,501                   (6,975)
   Capital adjustment                                     9,541
   Amortization of unearned
      compensation                                                                 1,937
--------------------------------------------------------------------------------------------------------------------------------
   Balance,
      December 31, 1997                    300        1,198,194     (650,281)     (5,038)       (2,515)        --        (19,946)
                                                                                                                       =========
   Net income                                                         26,885                                              26,885
   Other comprehensive loss                                                                       (523)                     (523)
   Preferred dividends declared                                         (118)
   Purchase of treasury stock
       (687 shares)                                                                                       (13,032)
   Issuance of common stock under
       benefit plans (255 common
       shares and 473 treasury shares)       2            3,522                     (970)                   9,101
   Capital adjustment                                      (710)
   Amortization of unearned
       compensation                                                                2,113
--------------------------------------------------------------------------------------------------------------------------------
   Balance,
      December 31, 1998                  $ 302       $1,201,006   $ (623,514)   $ (3,895)      $(3,038)  $ (3,931)     $  26,362
================================================================================================================================


     The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands unless otherwise indicated)

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
       The consolidated financial statements include the accounts of all entities controlled by the Company. The equity method of accounting is used for investments in affiliates which are not Company controlled and in which the Company's interest is generally between 20 and 50 percent. The Company's share of the net loss of its equity investments, which totaled $5.2 million and $1.2 million for 1998 and 1997, respectively, is included in other, net in the consolidated statement of operations. All significant intercompany accounts and transactions are eliminated.

Use of Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
     The Company generally recognizes revenue for services rendered upon completion of the testing process. Billings for services under third-party payer programs, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on final settlement with the third-party payers, are recorded upon settlement. In 1998, 1997 and 1996, approximately 16%, 20% and 21%, respectively, of net revenues were generated by Medicare and Medicaid programs.

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

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

Earnings Per Share
     Basic net income (loss) per common share is calculated by dividing net income (loss), less preferred stock dividends, by the weighted average number of common shares outstanding. Diluted net income per common share is calculated by dividing net income (loss), less preferred stock dividends, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include outstanding stock options and restricted common shares granted under the Company's Employees Equity Participation Program. Historical earnings per share data for 1996 has been restated to reflect common shares outstanding as a result of the Company's recapitalization in 1996. In December 1996, 28.8 million common shares were issued to effectuate the Spin-Off Distribution and establish the Company's employee stock ownership plan.

     The computation of basic and diluted net income (loss) per common share is as follows:

                                                                        1998          1997            1996
                                                                        ----          ----            ----
Net income (loss).............................................       $  26,885     $ (22,260)       $(625,960)
Less: Preferred stock dividends...............................             118           129               --
                                                                     ---------     ---------        ---------

Income (loss) available to common stockholders - basic and
   diluted ...................................................       $  26,767     $ (22,389)       $(625,960)
                                                                     =========     =========        =========

Weighted average number of common shares outstanding - basic
   (in thousands).............................................          29,684        29,188           28,822

Effect of dilutive securities:
Stock options (in thousands)..................................             401            --               --
Restricted common stock (in thousands) .......................             144            --               --
                                                                     ---------     ---------        ---------

Weighted average number of common shares outstanding - diluted
   (in thousands) ............................................          30,229        29,188           28,822
                                                                     =========     =========        =========

Basic net income (loss) per common share......................       $    0.90     $   (0.77)       $  (21.72)
                                                                     =========     =========        =========

Diluted net income (loss) per common share....................       $    0.89     $   (0.77)       $  (21.72)
                                                                     =========     =========        =========

     The following securities are not included in the diluted net income (loss) per share calculation due to their antidilutive effect.

                                                                         1998           1997
                                                                         ----           ----
Stock options (in thousands)..................................            107          1,896
Restricted common stock (in thousands)........................             --            422

Stock-Based Compensation
     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

Foreign Currency
     Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. Gains and losses from foreign currency transactions are included in consolidated income. Transaction gains and losses have not been material.

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

Property, Plant and Equipment
     Property, plant and equipment are recorded at cost. Depreciation and amortization are provided on the straight-line method over expected useful asset lives as follows: buildings and improvements, ranging from ten to thirty years; laboratory equipment and furniture and fixtures, ranging from three to seven years; and leasehold improvements, the lesser of the useful life of the improvement or the remaining life of the building or lease, as applicable.

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

Accounting for Intangible Assets
     Acquisition costs in excess of the fair value of net tangible assets acquired are capitalized and amortized on the straight-line method over periods not exceeding forty years. Other intangible assets are recorded at cost and amortized on the straight-line method over periods not exceeding fifteen years.

     Coincident with the Spin-Off Distribution, management adopted a new accounting policy for evaluating the recoverability of intangible assets and measuring possible impairment under Accounting Principles Board Opinion No. 17, "Intangible Assets". Most of the Company's intangible assets resulted from purchase business combinations in 1993. Significant changes in the clinical laboratory and health care industries subsequent to 1993, including increased government regulation and movement from traditional fee-for-service care to managed cost health care, had caused the fair value of the intangible assets to be significantly less than historical carrying value. Management believes that a valuation of intangible assets based on the amount for which each regional laboratory could be sold in an arm's-length transaction is preferable to using projected undiscounted pre-tax cash flows. The Company believes fair value is a better indicator of the extent to which the intangible assets may be recoverable and, therefore, may be impaired. This change in method of evaluating the recoverability of intangible assets resulted in a charge of $445.0 million to

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

operations in 1996 to reflect the impairment of intangible assets, which is included in provisions for restructuring and other special charges.

  The fair value method is applied to each of the regional laboratories. Management's estimate of fair value is primarily based on multiples of forecasted revenue or multiples of forecasted earnings before interest, taxes, depreciation and amortization ("EBITDA"). The multiples are primarily determined based upon publicly available information regarding comparable publicly-traded companies in the industry, but also consider (i) the financial projections of each regional laboratory, (ii) the future prospects of each regional laboratory, including its growth opportunities, managed care concentration and likely operational improvements, and (iii) comparable sales prices, if available. Multiples of revenues are used to estimate fair value in cases where the Company believes that the likely acquirer of a regional laboratory would be a strategic buyer within the industry which would realize synergies from such an acquisition. In regions where management does not believe there is a potential strategic buyer within the industry, and, accordingly, believes the likely buyer would not have synergy opportunities, multiples of EBITDA are used for estimating fair value. Regional laboratories with lower levels of profitability valued using revenue multiples would generally be ascribed a higher value than if multiples of EBITDA were used, due to assumed synergy opportunities. Management's estimate of fair value is currently based on multiples of revenue primarily ranging from 0.5 to 0.7 times revenue and on multiples of EBITDA primarily ranging from 5 to 6 times EBITDA. While management believes the estimation methods are reasonable and reflective of common valuation practices, there can be no assurance that a sale to a buyer for the estimated value ascribed to a regional laboratory could be completed. Changes to the method of valuing regional laboratories will be made only when there is a significant and fundamental change in facts and circumstances, such as significant changes in market position or the entrance or exit of a significant competitor from a regional market. No changes were made to the method of valuing regional laboratories in 1998.

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

Investments
     The Company accounts for investments in equity securities, which are included in other assets, in conformity with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which requires the use of fair value accounting for trading or available-for-sale securities. Unrealized gains and losses for available-for-sale securities are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. Investments in equity securities are not material to the Company.

Financial Instruments
     The Company's policy is to use financial instruments only to manage exposure to market risks. The Company has established a control environment that includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These policies prohibit holding or issuing derivative financial instruments for trading purposes.

     The Company defers the impact of changes in the market value of these contracts until such time as the hedged transaction is completed. The Company may also, from time to time, enter into interest rate and foreign currency swaps to manage interest rates and foreign currency risk. Income and expense related to interest rate swaps is accrued as interest rates change and is recognized in

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

income over the life of the agreement. Gains or losses realized and premiums paid on foreign currency options are deferred and are recognized as payments are made on the related foreign currency denominated debt, or immediately if the obligation instrument is settled.

     During 1998, the Company entered into foreign exchange contracts to manage foreign currency risk. The terms of these exchange contracts are generally one year or less. The primary purpose of the foreign currency hedging activities is to protect the Company from the risk that the eventual cash outflows to settle foreign currency denominated liabilities will be adversely affected by changes in exchange rates. The unrealized gain related to an outstanding contract at December 31, 1998 is immaterial.

Fair Value of Financial Instruments
     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturity of these instruments. As of December 31, 1998 and 1997, the fair value of the Company's debt is estimated at approximately $480 million and $530 million, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. Such fair values exceeded the carrying value of the debt at both December 31, 1998 and 1997 by approximately $15 million.

Comprehensive Income
     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income (loss), net unrealized capital gains or losses on available-for-sale securities and foreign currency translation adjustments.

Segment Reporting
     In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for reporting segments using the "management approach," or the internal organization that is used by management for making operating decisions and assessing performance, as the source of a company's reportable segments. The adoption of this statement did not affect results of operations, financial position or disclosures.

New Accounting Pronouncement
     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (2000 for the Company). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

3.   TAXES ON INCOME

     For periods prior to the Spin-Off Distribution, the Company was included in the consolidated federal income tax returns filed by Corning and had a tax sharing agreement with Corning, pursuant to which the Company was required to compute its provision for income taxes on a separate return basis and pay to Corning the separate federal income tax return liability so computed. In conjunction with the Spin-Off Distribution, the Company, Corning, and Covance entered into a tax sharing agreement which allocates among them responsibility

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

for federal, state and local taxes relating to taxable periods before and after the Spin-Off Distribution and provides for computing and apportioning tax liabilities and tax benefits for such periods among the parties.

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

     The Company's pre-tax income (loss) consisted of approximately $52.7 million and $(16.7) million from U.S. operations and approximately $1.2 million and $(2.4) million from foreign operations for the years ended December 31, 1998 and 1997, respectively. The Company's pre-tax loss from foreign operations was immaterial for 1996.

     The components of the provision (benefit) for income taxes for 1998, 1997 and 1996 are as follows:

                                               1998         1997            1996
                                               ----         ----            ----
Current:
   Federal...............................    $ 8,754      $ 3,904        $(47,429)
   State and local.......................      4,861          223             765
   Foreign...............................      1,071          165             894

Deferred:
   Federal...............................     14,728         (885)          2,524
   State and local.......................     (2,438)        (205)         (6,996)
                                             -------      -------        --------
     Total...............................    $26,976      $ 3,202        $(50,242)
                                             =======      =======        ========

A reconciliation of the federal statutory rate to the Company's effective tax rate for 1998, 1997 and 1996 is as follows:
                                                                1998        1997         1996
                                                                ----        ----         ----
Tax provision (benefit) at statutory rate..................     35.0%      (35.0%)      (35.0%)
State and local income taxes, net of federal benefit.......      3.4%        0.1%        (0.6%)
Non-deductible goodwill amortization.......................      9.3%       25.8%         1.4%
Non-deductible write-down of intangible assets.............       --        29.4%        23.0%
Adjustment of prior years tax liabilities..................       --       (10.9%)         --
Impact of foreign operations...............................      1.2%        5.3%         0.2%
Other non-deductible items.................................      1.2%        2.1%         3.7%
Other, net.................................................       --          --         (0.1%)
                                                                ----        ----         ----
     Effective tax rate....................................     50.1%       16.8%        (7.4%)
                                                                ====        ====         ====

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                           1998          1997
                                                         --------      --------
Current deferred tax asset:
  Accounts receivable reserve ......................     $ 20,765      $ 24,193
  Liabilities not currently deductible .............       65,394        64,532
  Net operating losses .............................        7,797         8,549
  Other ............................................          485           197
                                                         --------      --------
    Total ..........................................     $ 94,441      $ 97,471
                                                         ========      ========
Non-current deferred tax asset (liability):
  Liabilities not currently deductible .............     $ 26,969      $ 34,763
  Depreciation and amortization ....................      (13,627)      (11,581)
                                                         --------      --------
    Total ..........................................     $ 13,342      $ 23,182
                                                         ========      ========

     The Company had net operating losses for state income tax purposes with expiration dates through 2011 of approximately $182 million at December 31, 1998.

     Income taxes payable at December 31, 1998 and 1997 were $15.7 million and $17.6 million, respectively, and consist primarily of federal income taxes payable of $14.0 million and $17.0 million, respectively.

4.   SUPPLEMENTAL DATA

                                           1998           1997           1996
                                         --------       --------       --------
Depreciation expense ..............      $ 47,148       $ 52,446       $ 57,473

Interest expense ..................      $ 43,977       $ 46,040       $ 77,691

Interest income ...................       (10,574)        (5,044)        (2,773)
                                         --------       --------       --------
Interest expense, net .............      $ 33,403       $ 40,996       $ 74,918

Interest paid .....................      $ 41,243       $ 41,622       $ 91,026

Income taxes paid .................      $ 16,269       $ 10,788       $ 13,102

5.   PROVISIONS FOR RESTRUCTURING AND OTHER SPECIAL CHARGES

     In the fourth quarter of 1997, the Company recorded provisions for restructuring and other special charges totaling $48.7 million in connection with a series of actions aimed at reducing excess capacity in its network of clinical laboratories through facility reductions and consolidations. The charges consisted primarily of workforce reduction programs, costs associated with exiting a number of leased facilities, the write-off of certain assets, the write-down of a non-strategic investment and a charge of $16.0 million to write-down intangible assets reflecting the estimated impairment as a result of the Company's actions. In addition to the restructuring and other special charges, the Company recorded $6.8 million in selling, general and administrative expenses. These expenses consisted primarily of additional provisions for doubtful accounts to recognize the reduced recoverability of certain receivables from accounts which will no longer be served as a result of the consolidation plan.

     Coincident with the Spin-Off Distribution, the Company recorded special charges totaling $466.8 million. The charges consisted primarily of $445.0 million related to the change in accounting policy discussed in Note 2

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

and the cost associated with the funding of an employee stock ownership plan ($11.7 million), as well as the costs for advisors and other expenses associated with establishing the Company as a separate publicly-traded entity.

     As discussed in Note 14, in 1996, the Company recorded charges totaling $188.0 million to increase its reserves related to claims by the Civil Division of the U.S. Department of Justice ("DOJ") for certain payments received by Damon Corporation ("Damon") prior to its acquisition by the Company, and other related and similar claims. Additionally, in the third quarter of 1996, the Company recorded a special charge of $13.7 million to write-off capitalized software as a result of its decision to abandon what had been intended as its standard company-wide billing system. Management is now standardizing billing systems using a system already implemented at several of its sites.

     The following table summarizes the Company's accruals for restructuring (in millions):

                                            Balance at                    Amounts      Balance at     Amounts      Balance at
                                             Dec. 31,        1997       Utilized in     Dec. 31,    Utilized in     Dec. 31,
                                               1996       Provision        1997           1997          1998          1998
                                               ----       ---------        ----           ----          ----          ----
Employee termination costs................     $ 7.5         $17.8         $ 6.8          $18.5         $13.4         $ 5.1
Write-off of fixed assets.................       1.0           7.5           5.3            3.2           1.1           2.1
Costs of exiting leased facilities........       5.5           3.4           2.3            6.6           2.5           4.1
Other.....................................       2.1           4.0           1.0            5.1           2.8           2.3
                                               -----         -----         -----          -----         -----         -----
     Total................................     $16.1         $32.7         $15.4          $33.4         $19.8         $13.6
                                               =====         =====         =====          =====         =====         =====

     The 1997 provision included estimated severance benefits related to the termination of approximately 1,300 employees. Approximately 700 employees have been terminated as of December 31, 1998. The actual number of employees to be terminated is less than initially anticipated, primarily due to higher than expected attrition. In the fourth quarter of 1998, the Company determined that reserves established in the fourth quarter of 1997, primarily related to employee termination costs, were in excess of what would ultimately be required by approximately $3.0 million. Also, in the fourth quarter of 1998, the Company determined that the write-down of a non-strategic investment, recorded in the fourth quarter of 1997 and included in restructuring and other special charges, should be increased by approximately $3.0 million. The effect of these adjustments, which are included in the amounts utilized in 1998 above, was to reallocate the remaining reserves associated with the 1997 fourth quarter charge. Certain severance and facility exit costs included in the 1997 plan have payment terms extending beyond 1999. All prior restructuring plans are substantially completed.

6.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 1998 and 1997 consist of the following:

                                                           1998          1997
                                                        ---------     ---------
Land ...............................................    $  14,827     $  14,995
Buildings and improvements .........................      179,906       178,100
Laboratory equipment, furniture and fixtures .......      336,843       329,729
Leasehold improvements .............................       45,059        49,474
Construction-in-progress ...........................       12,895         4,120
                                                        ---------     ---------
                                                          589,530       576,418
Less: accumulated depreciation and amortization ....     (349,141)     (326,195)
                                                        ---------     ---------
     Total .........................................    $ 240,389     $ 250,223
                                                        =========     =========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

7.   INTANGIBLE ASSETS

     Intangible assets at December 31, 1998 and 1997 consist of the following:

                                                          1998           1997
                                                       ---------      ---------
Goodwill .........................................     $ 567,295      $ 567,381
Customer lists ...................................        38,590         65,472
Other (principally non-compete covenants) ........        18,956         44,602
                                                       ---------      ---------
                                                         624,841        677,455
Less: accumulated amortization ...................      (130,120)      (163,676)
                                                       ---------      ---------
     Total .......................................     $ 494,721      $ 513,779
                                                       =========      =========

8.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 1998 and 1997 consist of the following:

                                                            1998         1997
                                                         ---------     ---------
Accrued wages and benefits .........................     $ 107,869     $  81,375
Accrued expenses ...................................        68,649        60,922
Restructuring and settlement provisions ............        40,822        78,311
Trade accounts payable .............................        24,945        24,277
                                                         ---------     ---------
     Total .........................................     $ 242,285     $ 244,885
                                                         =========     =========

9.   LONG-TERM DEBT

     Current portion of long-term debt at December 31, 1998 and 1997 consists of the following:

                                                              1998        1997
                                                            --------    --------

Current portion of long-term debt .....................     $ 51,444    $ 32,648
                                                            --------    --------

     Long-term debt, exclusive of current maturities, at December 31, 1998 and 1997 consists of the following:

                                                               1998       1997
                                                            ---------  ---------
Variable rate bank term loans ............................  $ 248,000  $ 319,000
10.75% senior subordinated notes due 2006 ................    150,000    150,000
Mortgage note payable through 2011, interest at 9.25% ....      5,404      5,672
Note payable denominated in pounds Sterling, interest at
   The London Interbank Sterling Rate minus 1%, due 2002 .      4,953      6,589
Other ....................................................      5,069        900
                                                            ---------  ---------
     Total ...............................................  $ 413,426  $ 482,161
                                                            =========  =========

     On December 6, 1996, in connection with the Spin-Off Distribution, Quest Diagnostics entered into a credit agreement (the "Credit Agreement") with several banks providing for a $450.0 million credit facility (the "Credit Facility"). The $450.0 million commitment under the Credit Facility is comprised

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

of three sub-facilities: (i) a $300.0 million six-year amortizing term loan,
(ii) a $50.0 million seven-year term loan with minimal amortization until the seventh year and (iii) a $100.0 million six-year revolving working capital credit facility (the "Working Capital Facility"). Under the Working Capital Facility, up to $20 million may be used for letters of credit. At December 31, 1998, approximately $5.4 million in letters of credit were outstanding, which reduced the amount available under the Working Capital Facility. The Credit Facility is secured by substantially all of the Company's accounts receivable and by a guaranty from, and a pledge of all capital stock, accounts receivable and intercompany loans of, substantially all of the Company's domestic subsidiaries. The borrowings under the Credit Facility rank senior in priority of repayment to any Permitted Subordinated Debt (as defined in the Credit Agreement), including the senior subordinated notes discussed below. Interest is based on certain published rates plus an applicable margin which will vary depending on the financial performance of the Company. The weighted average interest rate at December 31, 1998 and 1997 was 7.0% and 7.7%, respectively, for the term loans. At December 31, 1998, $253.0 million and $46.0 million were outstanding under the six-year and seven-year term loans, respectively.

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

     Long-term debt, including capital leases, maturing in each of the years subsequent to December 31, 1999 is as follows:

         Year ending December 31
         2000.......................................    $  71,471
         2001.......................................       76,506
         2002.......................................       68,785
         2003.......................................       42,588
         2004 and thereafter........................      154,076
                                                        ---------
         Total long-term debt.......................    $ 413,426
                                                        =========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

10.  PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY

Series Preferred Stock

     Quest Diagnostics is authorized to issue up to 10 million shares of Series Preferred Stock, par value $1.00 per share. The Company's Board of Directors has the authority to issue such shares without stockholder approval and to determine the designations, preferences, rights, and restrictions of such shares. Of the authorized shares, 600,000 shares have been designated Series A Preferred Stock and 1,000 shares have been designated Voting Cumulative Preferred Stock. No shares have been issued, other than the Voting Cumulative Preferred Stock.

Voting Cumulative Preferred Stock

     In conjunction with the Spin-Off Distribution, Quest Diagnostics issued to Corning 1,000 shares of Voting Cumulative Preferred Stock, which have a $1.0 million aggregate liquidation preference. Dividends are at an annual rate of 11.75% and are payable quarterly. The Voting Cumulative Preferred Stock is generally entitled to one vote per share, voting together as one class with the Company's common stock. Whenever dividends on the Voting Cumulative Preferred Stock are in arrears, no dividends or redemptions or purchases of shares may be made with respect to any stock ranking junior as to dividends or liquidation to the Voting Cumulative Preferred Stock until all such amounts have been paid. The Voting Cumulative Preferred Stock is not convertible into shares of any other class or series of stock of the Company and will be redeemable in whole or in part, at the option of the Company at any time on or after December 31, 2002, at specified redemption prices. On January 1, 2022, the Company must redeem all of the then outstanding shares of the Voting Cumulative Preferred Stock at a redemption price equal to the liquidation preference plus any unpaid dividends. The Voting Cumulative Preferred Stock ranks senior to the Quest Diagnostics common stock and the Series A Preferred Stock.

Preferred Share Purchase Rights

     Each share of Quest Diagnostics common stock trades with a preferred share purchase right which entitles stockholders to purchase one-hundredth of a share of Series A Preferred Stock upon the occurrence of certain events. In addition, the rights entitle stockholders to purchase shares of common stock at a predefined price in the event a person or group acquires 20% or more of the Company's outstanding common stock. The preferred share purchase rights expire December 31, 2006.

Common Stock Purchase Program

     In February 1998, the Board of Directors authorized the Company to repurchase up to $27 million of its common stock through 1999. During 1998, the Company paid approximately $13 million for approximately 687 thousand shares under the program. During 1998, approximately 473 thousand shares were reissued in connection with the Company's benefit plans. The remaining shares held in treasury at December 31, 1998 are expected to be reissued in connection with certain employee benefit plans.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

Accumulated Other Comprehensive Income (Loss)

     The components of accumulated other comprehensive income (loss) for 1998, 1997 and 1996 are as follows:


                                       Foreign                      Accumulated
                                       Currency                        Other
                                     Translation    Market Value   Comprehensive
                                      Adjustment     Adjustment    Income (Loss)
                                       -------        -------        -------
Balance, December 31, 1995 .........   $ 2,325        $(1,229)        $ 1,096
Translation adjustment .............    (2,944)            --          (2,944)
Market value adjustment,
  net of tax benefit of
    $1,946 .........................        --         (2,981)         (2,981)
                                       -------        -------         -------
Balance, December 31, 1996 .........      (619)        (4,210)         (4,829)
Translation adjustment .............      (551)            --            (551)
Market value adjustment,
  net of tax of $1,871 .............        --          2,865           2,865
                                       -------        -------         -------
Balance, December 31, 1997 .........    (1,170)        (1,345)         (2,515)
Translation adjustment .............      (924)            --            (924)
Market value adjustment,
  net of tax of $262 ...............        --            401             401
                                       -------        -------         -------
Balance, December 31, 1998 .........   $(2,094)       $  (944)        $(3,038)
                                       =======        =======         =======

11.  STOCK OWNERSHIP AND COMPENSATION PLANS

Employee and Non-employee Directors Stock Ownership Programs

     In conjunction with the Spin-Off Distribution, the Company established the Employees Equity Participation Program (the "EEPP") which consists of two plans:
(a) a stock option plan and (b) an incentive stock plan. The EEPP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Quest Diagnostics' common stock at no less than fair market value on the date of grant. Stock options expire ten years from date of grant and vest over two to three years. The EEPP also allows for awards to eligible employees of shares, or the right to receive shares, of Quest Diagnostics' common stock, the equivalent value in cash or a combination thereof. Key executive, managerial and technical employees are eligible to participate in the plan.

     Under the EEPP, the maximum number of shares of Quest Diagnostics' common stock that may be optioned or granted is 3 million, excluding the Substitute Options discussed below. In addition to the options granted under the stock option plan, approximately 300 thousand and 400 thousand shares of restricted stock were granted in 1998 and 1997, respectively, under the incentive stock plan, primarily to executive employees. The weighted average grant date fair value of the shares issued during the period was $16.06 and $16.14 per share for 1998 and 1997, respectively. These shares are earned on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, which ranges primarily from three to four years. The market value of the shares awarded under the plan is recorded as unearned compensation. The amount of unearned compensation is subject to adjustment based upon changes in earnings estimates during the initial year of grant and is amortized to compensation expense over the prescribed vesting period. During 1998, 317 thousand previously granted shares were forfeited and 33 thousand shares were earned. As of December 31, 1998, 370 thousand shares of restricted stock were granted but not yet earned.

     In 1998, the Company established the Quest Diagnostics Incorporated Stock Option Plan for Non-employee Directors (the "Director Option Plan"). The Director Option Plan provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Quest Diagnostics' common

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

stock at no less than fair market value on the date of grant. The maximum number of shares that may be issued under the Director Option Plan is 500 thousand. Stock options expire ten years from date of grant and vest over two to three years. As of December 31, 1998, grants under the Director Option Plan totaled 52 thousand shares, leaving 448 thousand shares available for future grants.

     Transactions under the stock option plans were as follows (options in thousands):

                                                         1998           1997
                                                        ------         ------
Options outstanding, beginning of year ...........       1,896             --
Substitute Options granted .......................          --            725
Options granted ..................................       1,336          1,209
Options exercised ................................          27             --
Options terminated ...............................         255             38
                                                         -----          -----
Options outstanding, end of year .................       2,950          1,896
                                                         =====          =====

Exercisable ......................................         405             --

Average price:
     Substitute Options granted ..................          --         $10.56
     Options granted .............................      $16.39         $16.48
     Options exercised ...........................      $16.36             --
     Options terminated ..........................      $14.65         $16.40
     Options outstanding, end of year ............      $15.14         $14.22
     Exercisable, end of year ....................      $16.50             --
Weighted average grant date
     fair value of options .......................      $ 7.31         $ 7.58

     The following relates to options outstanding at December 31, 1998:

                                         Shares                Weighted Average            Weighted Average
   Range of exercise price           (in thousands)       Remaining Contractual Life        Exercise Price
   -----------------------           --------------       --------------------------        --------------
       $10.51 to $11.33                     652                      6.9                        $10.57
       $15.88 to $17.94                   2,196                      8.6                        $16.26
       $20.31 to $22.69                     102                      9.5                        $20.44

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

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

same vesting provisions, option periods, and other terms and conditions as the awards they replaced. Additionally, the adjusted Corning stock options and the Substitute Options have the same ratio of the exercise price per share to the market value per share, and the same aggregate difference between market value and exercise price as the stock options they replaced.

     Quest Diagnostics has adopted the disclosure-only provisions of SFAS 123, but follows APB 25 and related interpretations to account for its stock-based compensation plans. Stock-based compensation expense recorded in accordance with APB 25 was $2.1 million and $1.9 million in 1998 and 1997, respectively, and was immaterial for 1996.

     If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under its stock-based compensation plans (including the adjusted awards), consistent with the method prescribed by SFAS 123, the pro forma impact on the Company's net loss in 1996 would have been immaterial. The Company's pro forma net income (loss) would have been $21.4 million and $(26.1) million for 1998 and 1997, respectively. Pro forma basic net income (loss) per common share would have been $0.72 per common share and $(0.90) per common share for 1998 and 1997, respectively. Pro forma diluted net income (loss) per common share would have been $0.71 per common share and $(0.90) per common share for 1998 and 1997, respectively.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                        Adjusted
                                                        Corning       Substitute
                                1998        1997        Options         Options
                                ----        ----        --------        -------
Dividend yield                  0.0%        0.0%          2.3%            0.0%
Risk-free interest rate         5.3%        6.3%          6.5%            5.5%
Expected volatility            42.0%       55.0%         24.5%           38.0%
Expected holding period,
     in years                    5           5             7               7

Employee Stock Purchase Plan

     Under the Company's Employee Stock Purchase Plan ("ESPP"), substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics' common stock. The purchase price of the stock is 85% of the lower of its beginning-of-quarter or end-of-quarter market price. Under the ESPP, the maximum number of shares of Quest Diagnostics' common stock which may be purchased by eligible employees is 2 million. Approximately 232 and 200 thousand shares of common stock were purchased by eligible employees in 1998 and 1997, respectively. No purchases were made in 1996.

Employee Stock Ownership Plan

     Under the Company's employee stock ownership plan ("ESOP"), approximately 800 thousand shares of Quest Diagnostics' common stock were issued for the account of all active regular employees as of December 31, 1996.
No contributions were made to the ESOP in 1998 or 1997.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

12.  EMPLOYEE RETIREMENT PLANS

Defined Contribution Plan

     The Company maintains a defined contribution plan covering substantially all of its employees. The Company's expense for its contributions to this plan aggregated $15.5 million, $16.9 million and $14.1 million for 1998, 1997 and 1996, respectively.

Defined Benefit Plan

     An acquired entity had a defined benefit pension plan which in 1990 was frozen as to the further accrual of benefits. At December 31, 1997, the estimated settlement obligation was $26.6 million and the fair value of the plan assets was $24.5 million. The unfunded settlement obligation was recorded at December 31, 1997. During 1998, the participants received lump-sum cash payments or annuity contracts in settlement of their rights to receive pension benefits.

13.  RELATED PARTY TRANSACTIONS

     The Company, in the ordinary course of business, conducted a number of transactions with Corning and its affiliates. The significant transactions occurring during the year ended December 31, 1996 are as follows:

                                                                           1996
                                                                         -------
Interest expense on borrowings .......................................   $72,861
Purchase of laboratory supplies ......................................     8,893
Corporate fees .......................................................     2,695

     During 1996, Corning contributed capital to the Company in the amount of $862.0 million. Of this amount, $712.0 million was contributed primarily through the forgiveness of certain intercompany indebtedness, $119.1 million through the funding of the Damon settlement (see Note 14) and $30.9 million primarily related to Corning's indemnification of government claims. In addition to cash received from Corning during 1998 and 1997, the receivable from Corning was (decreased) increased by $(0.7) million and $9.5 million, respectively, and recorded through an adjustment to additional paid-in capital, based on management's best estimate of amounts which are probable of being received from Corning to satisfy the remaining indemnified government claims (see Note 14).

14.  COMMITMENTS AND CONTINGENCIES

     Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect at December 31, 1998 are as follows:


         Year ending December 31
         1999..........................................   $  48,619
         2000..........................................      36,936
         2001..........................................      29,330
         2002..........................................      21,632
         2003..........................................      16,716
         2004 and thereafter...........................      69,699
                                                          ---------
         Minimum lease payments........................     222,932
         Noncancelable sub-lease payments..............     (45,328)
                                                          ---------
         Net minimum lease payments....................   $ 177,604
                                                          =========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

     Operating lease rental expense for 1998, 1997 and 1996 aggregated $46.3 million, $47.9 million and $49.7 million, respectively.

     The Company is substantially self-insured for all casualty losses and maintains excess coverage primarily on a claims made basis. The basis for the insurance reserve at December 31, 1998 and 1997 is the actuarially determined projected losses for each program (limited by its self-insured retention) based upon the Company's loss experience.

     At December 31, 1998, the Company has provided financial guarantees aggregating approximately $8 million, primarily in support of outstanding debt of affiliated companies. The guarantees have terms ranging through 2004.

     At present, government investigations of certain practices by Nichols Institute, a clinical laboratory company acquired in 1994, are ongoing. During 1996, the Company entered into several settlement agreements with various governmental and private payers. The largest of these settlements involved Damon, an independent clinical laboratory acquired by Corning and contributed to the Company in 1993. The settlement included base recoupments of approximately $40 million and total criminal and civil payments in excess of base recoupments of approximately $79 million. This settlement concluded all federal and Medicaid civil claims relating to the billing by Damon of certain blood tests to Medicare and Medicaid patients and all criminal matters relating to Damon being investigated by the DOJ. Additionally, in 1996 the Company entered into a separate settlement agreement with the DOJ totaling $6.9 million related to billings of hematology indices provided with hematology test results.

     As a result of the ongoing claims and the above mentioned settlement agreements, management reassessed the level of reserves recorded for other asserted and unasserted claims and recorded charges totaling $188.0 million in 1996 to establish additional reserves to provide for the settlement agreements and management's best estimate of potential amounts which could be required to satisfy the remaining claims. During the fourth quarter of 1996, Corning contributed $119.1 million to the Company's capital to fund the Damon settlement.

     The Company has received notices of private claims relating to billing issues similar to those that were the subject of prior settlements with various governmental payers. In March 1997, a former subsidiary of Damon was served a compliant in a purported class action. The complaint asserts claims relating to private reimbursement of billings by Damon that are similar to those that were part of the government settlement. While the ultimate outcome of these claims cannot be predicted, based on information currently available to the Company, management does not believe that exposure related to these claims or the remaining government investigations in excess of recorded reserves is material.

     In April 1998, the Company entered into a settlement agreement with the U.S. Attorney's office in Baltimore for approximately $6.9 million related to the billing of certain tests performed for which the Company had incomplete or missing order forms from the physician. The occurrence of this practice was relatively rare and was engaged in primarily to preserve the integrity of test results from specimens subject to rapid deterioration. In August 1998, the Company entered into a settlement agreement with the Office of Inspector General of the Department of Health and Human Services for $15.0 million related to overcharges for medically unnecessary testing for end stage renal dialysis patients. The settlements do not constitute an admission with respect to any issue arising from these actions. These settlements were covered by the indemnification from Corning discussed below.

     Corning has agreed to indemnify the Company against all monetary settlements for any governmental claims relating to the billing practices of the Company and its predecessors based on investigations that were pending

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

on December 31, 1996. Corning also agreed to indemnify the Company in respect of private claims relating to indemnified or previously settled government claims that alleged overbillings by Quest Diagnostics or any of its existing subsidiaries for services provided before January 1, 1997. Corning will indemnify Quest Diagnostics for 50% of the aggregate of all judgment or settlement payments made by December 31, 2001 that exceed $42 million. The 50% share will be limited to a total amount of $25 million and will be reduced to take into account any deductions or tax benefits realized by Quest Diagnostics. Coincident with the Spin-Off Distribution, the Company recorded a receivable for indemnified claims and a contribution of capital from Corning of $22.4 million. At December 31, 1998, the receivable from Corning totaled $16 million, which is management's best estimate of amounts which are probable of being received from Corning to satisfy the remaining indemnified governmental claims on an after-tax basis.

     At December 31, 1998, recorded reserves approximated $52.6 million, including $27.5 million in other long-term liabilities. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

15.  SUBSEQUENT EVENT

     On February 9, 1999, the Company signed a definitive agreement to acquire the clinical laboratory operations of SmithKline Beecham plc ("SmithKline") for approximately $1.3 billion in cash and stock. Pursuant to the agreement, SmithKline will receive approximately $1.0 billion in cash and 12.6 million newly issued shares of Quest Diagnostics' common stock. At closing, SmithKline will hold approximately 29.5% of the then outstanding shares of Quest Diagnostics. The acquisition will be accounted for under the purchase method of accounting. The transaction, which is expected to be completed early in the second half of 1999, is subject to the satisfaction of customary conditions, including approval by Quest Diagnostics' stockholders, regulatory review, and receipt of financing for the cash portion of the purchase price. As part of the transaction, SmithKline will initially receive two seats on the Quest Diagnostics Board of Directors and has agreed to certain standstill provisions in connection with its ownership of the Quest Diagnostics common stock. In conjunction with this transaction, the Board of Directors of Quest Diagnostics approved an amendment to the preferred share purchase rights of the Company's common stock. The amendment would preclude stockholders from exercising their rights to purchase shares of common stock as a result of this transaction, and would grant stockholders with the right to purchase shares of common stock at a predefined price in the event that SmithKline and its affiliates acquire shares representing more than 29.5% of the Company's outstanding common stock.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

16.  SUMMARIZED FINANCIAL INFORMATION

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

    Investments in subsidiaries are accounted for by the parent on the equity method for purposes of the supplemental consolidating presentation. Earnings (losses) of subsidiaries are therefore reflected in the parent's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. During 1998 and 1997, two subsidiaries and one subsidiary, respectively, ceased to be wholly-owned and, as of the date the ownership interest was reduced, are included as non-guarantor subsidiaries.


Condensed Consolidating Balance Sheet
December 31, 1998

                                                                        Subsidiary     Non-Guarantor
                                                          Parent        Guarantors      Subsidiaries   Eliminations    Consolidated
                                                          ------        ----------      ------------   ------------    ------------
Assets
------
Current assets:
Cash and cash equivalents ...........................    $  190,606      $  8,206       $   4,096        $      --      $  202,908
Accounts receivable, net ............................        58,956       152,252           9,653               --         220,861
Other current assets ................................        83,644        65,771           5,003               --         154,418
                                                         ----------      --------       ---------        ---------      ----------
   Total current assets .............................       333,206       226,229          18,752               --         578,187
Property, plant and equipment, net ..................        94,042       137,352           8,995               --         240,389
Intangible assets, net ..............................       168,781       325,665             275               --         494,721
Intercompany (payable) receivable ...................       (35,853)       48,308         (12,455)              --              --
Investment in subsidiaries ..........................       412,283            --              --         (412,283)             --
Other assets ........................................        31,470         4,658          10,815               --          46,943
                                                         ----------      --------       ---------        ---------      ----------
   Total assets .....................................    $1,003,929      $742,212       $  26,382        $(412,283)     $1,360,240
                                                         ==========      ========       =========        =========      ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
Accounts payable and accrued expenses ...............    $  171,206      $ 82,475       $   4,340        $      --      $  258,021
Current portion of long-term debt ...................        23,654        27,280             510               --          51,444
                                                         ----------      --------       ---------        ---------      ----------
   Total current liabilities ........................       194,860       109,755           4,850               --         309,465
Long-term debt ......................................       190,712       214,557           8,157               --         413,426
Other liabilities ...................................        50,427        13,645           5,347               --          69,419
Preferred stock .....................................         1,000            --              --               --           1,000
Common stockholders' equity .........................       566,930       404,255           8,028         (412,283)        566,930
                                                         ----------      --------       ---------        ---------      ----------
   Total liabilities and stockholders' equity .......    $1,003,929      $742,212       $  26,382        $(412,283)     $1,360,240
                                                         ==========      ========       =========        =========      ==========


                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (dollars in thousands unless otherwise indicated)


Condensed Consolidating Balance Sheet
December 31, 1997

                                                                        Subsidiary    Non-Guarantor
                                                            Parent      Guarantors     Subsidiaries    Eliminations    Consolidated
                                                          ----------     ---------     -----------     -----------     -----------
Assets
------
Current assets:
Cash and cash equivalents ............................    $  123,052     $ 35,527       $   3,082        $      --     $  161,661
Accounts receivable, net .............................        87,231      148,618           2,520               --        238,369
Other current assets .................................       119,751       48,865           3,238               --        171,854
                                                          ----------     --------       ---------        ---------     ----------

   Total current assets ..............................       330,034      233,010           8,840               --        571,884

Property, plant and equipment, net ...................       101,700      144,849           3,674               --        250,223
Intangible assets, net ...............................       165,068      348,391             320               --        513,779
Intercompany (payable) receivable ....................       (14,134)      24,103          (9,969)              --             --
Investment in subsidiaries ...........................       412,413           --              --         (412,413)            --
Other assets .........................................        40,474        9,290          15,278               --         65,042
                                                          ----------     --------       ---------        ---------     ----------

   Total assets ......................................    $1,035,555     $759,643       $  18,143        $(412,413)    $1,400,928
                                                          ==========     ========       =========        =========     ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
Accounts payable and accrued expenses ................    $  188,966     $ 70,542       $   2,990        $      --     $  262,498
Current portion of long-term debt ....................        15,688       16,640             320               --         32,648
                                                          ----------     --------       ---------        ---------     ----------
   Total current liabilities .........................       204,654       87,182           3,310               --        295,146
Long-term debt .......................................       225,145      252,480           4,536               --        482,161
Other liabilities ....................................        64,096       15,568           2,297               --         81,961

Preferred stock ......................................         1,000           --              --               --          1,000
Common stockholders' equity ..........................       540,660      404,413           8,000         (412,413)       540,660
                                                          ----------     --------       ---------        ---------     ----------

   Total liabilities and stockholders' equity ........    $1,035,555     $759,643       $  18,143        $(412,413)    $1,400,928
                                                          ==========     ========       =========        =========     ==========

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 1998

                                                                         Subsidiary    Non-Guarantor
                                                             Parent      Guarantors     Subsidiaries    Eliminations    Consolidated
                                                          -----------     ---------     -----------     -----------     -----------
Net revenues .........................................    $   594,544     $ 828,119     $    35,944     $        --     $ 1,458,607

Costs and expenses:
   Cost of services ..................................        348,973       492,096          19,975              --         861,044
   Selling, general and administrative ...............        255,421       215,833          10,380              --         481,634
   Interest expense, net .............................          8,608        24,190             605              --          33,403
   Amortization of intangible assets .................          7,538        13,766             393              --          21,697
   Royalty (income) expense ..........................        (73,138)       73,138              --              --              --


                                                                         Subsidiary    Non-Guarantor
                                                             Parent      Guarantors     Subsidiaries    Eliminations    Consolidated
                                                          -----------     ---------     -----------     -----------     -----------
   Other, net ........................................           (219)            6           7,181              --           6,968
                                                          -----------     ---------     -----------     -----------     -----------
   Total .............................................        547,183       819,029          38,534              --     $ 1,404,746
                                                          -----------     ---------     -----------     -----------     -----------
Income (loss) before taxes ...........................         47,361         9,090          (2,590)             --          53,861
Income tax expense (benefit) .........................         18,961         9,248          (1,233)             --          26,976
Equity loss from affiliates ..........................          1,515            --              --           1,515              --
                                                          -----------     ---------     -----------     -----------     -----------
   Net income (loss) .................................    $    26,885     $    (158)    $    (1,357)    $     1,515     $    26,885
                                                          ===========     =========     ===========     ===========     ===========

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 1997

                                                                         Subsidiary    Non-Guarantor
                                                             Parent      Guarantors     Subsidiaries    Eliminations    Consolidated
                                                          -----------     ---------     -----------     -----------     -----------
Net revenues .........................................    $   658,383     $ 847,348     $    22,964     $        --     $ 1,528,695

Costs and expenses:

   Cost of services ..................................        386,605       529,534          11,725              --         927,864

   Selling, general and administrative ...............        283,607       208,157          10,359              --         502,123

   Interest expense, net .............................         15,514        24,891             591              --          40,996

   Amortization of intangible assets .................          8,402        15,375             174              --          23,951

   Provisions for restructuring and other
      special charges ................................         42,986         5,702              --              --          48,688

   Royalty (income) expense ..........................        (71,073)       71,073              --              --              --

   Other, net ........................................          1,214           221           2,696              --           4,131
                                                          -----------     ---------     -----------     -----------     -----------
   Total .............................................        667,255       854,953          25,545              --       1,547,753
                                                          -----------     ---------     -----------     -----------     -----------
Loss before taxes ....................................         (8,872)       (7,605)         (2,581)             --         (19,058)

Income tax expense (benefit) .........................          7,006        (3,857)             53              --           3,202

Equity loss from affiliates ..........................          6,382            --              --          (6,382)             --
                                                          -----------     ---------     -----------     -----------     -----------
   Net loss ..........................................    $   (22,260)    $  (3,748)    $    (2,634)    $     6,382     $   (22,260)
                                                          ===========     =========     ===========     ===========     ===========

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (Dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 1996

                                                                         Subsidiary    Non-Guarantor
                                                             Parent      Guarantors     Subsidiaries    Eliminations    Consolidated
                                                          -----------     ---------     -----------     -----------     -----------
Net revenues .........................................    $   685,671     $ 892,805     $    37,820     $        --     $ 1,616,296

Costs and expenses:
   Cost of services ..................................        418,435       566,126          26,314              --       1,010,875

   Selling, general and administrative ...............        260,307       220,951          14,065              --         495,323

   Interest expense, net .............................         27,766        46,295             857              --          74,918

   Amortization of intangible assets .................         15,573        25,373             679              --          41,625

   Provisions for restructuring and other
      special charges ................................        363,152       294,146          11,246              --         668,544

   Royalty (income) expense ..........................        (70,043)       70,043              --              --              --

   Other, net ........................................            309           (46)            950              --           1,213
                                                          -----------     ---------     -----------     -----------     -----------
   Total .............................................      1,015,499     1,222,888          54,111              --       2,292,498
                                                          -----------     ---------     -----------     -----------     -----------
Loss before taxes ....................................       (329,828)     (330,083)        (16,291)             --        (676,202)

Income tax expense (benefit) .........................        (42,993)       (7,302)             53              --         (50,242)

Equity loss from affiliates ..........................        339,125            --              --        (339,125)             --
                                                          -----------     ---------     -----------     -----------     -----------
   Net loss ..........................................    $  (625,960)    $(322,781)    $   (16,344)    $   339,125     $  (625,960)
                                                          ===========     =========     ===========     ===========     ===========

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 1998

                                                                         Subsidiary    Non-Guarantor
                                                             Parent      Guarantors     Subsidiaries    Eliminations    Consolidated
                                                          -----------     ---------     -----------     -----------     -----------
Net income (loss) ....................................    $    26,885     $    (158)    $    (1,357)    $     1,515     $    26,885

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities

   Depreciation and amortization .....................         31,749        35,339           1,757              --          68,845

   Provision for doubtful accounts ...................         48,246        39,935           1,247              --          89,428

   Other, net ........................................         29,691        (7,390)          2,536          (1,515)         23,322

   Changes in operating assets and liabilities .......         (9,672)      (50,640)         (6,786)             --         (67,098)
                                                          -----------     ---------     -----------     -----------     -----------

Net cash provided by (used in) operating activities...        126,899        17,086          (2,603)             --         141,382

Net cash used in investing activities ................        (20,194)      (17,124)         (2,402)             --         (39,720)

Net cash provided by (used in) financing activities ..        (39,151)      (27,283)          6,019              --         (60,415)
                                                          -----------     ---------     -----------     -----------     -----------

Net change in cash and cash equivalents ..............         67,554       (27,321)          1,014              --          41,247

Cash and cash equivalents, beginning of year .........        123,052        35,527           3,082              --         161,661
                                                          -----------     ---------     -----------     -----------     -----------

Cash and cash equivalents, end of year ...............    $   190,606     $   8,206     $     4,096     $        --     $   202,908
                                                          ===========     =========     ===========     ===========     ===========

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
               (Dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 1997

                                                                         Subsidiary    Non-Guarantor
                                                             Parent      Guarantors     Subsidiaries    Eliminations    Consolidated
                                                          -----------     ---------     -----------     -----------     -----------
Net loss .............................................    $   (22,260)    $  (3,748)    $    (2,634)    $     6,382     $   (22,260)

Adjustments to reconcile net loss to net cash provided by operating activities

   Depreciation and amortization .....................         33,313        41,953           1,131              --          76,397

   Provision for doubtful accounts ...................         69,368        48,211             644              --         118,223

   Provisions for restructuring and  other
     special charges .................................         42,986         5,702              --              --          48,688

   Other, net ........................................          3,264        (2,927)          4,690              --           5,027

Changes in operating assets and liabilities ..........        (14,848)      (33,372)         (2,292)            704         (49,808)
                                                          -----------     ---------     -----------     -----------     -----------

Net cash provided by operating activities ............        111,823        55,819           1,539           7,086         176,267

Net cash used in investing activities ................         (3,486)      (24,422)           (107)         (7,086)        (35,101)

Net cash used in financing activities ................        (12,260)       (8,752)           (453)             --         (21,465)
                                                          -----------     ---------     -----------     -----------     -----------

Net change in cash and cash equivalents ..............         96,077        22,645             979              --         119,701

Cash and cash equivalents, beginning of year .........         26,975        12,882           2,103              --          41,960
                                                          -----------     ---------     -----------     -----------     -----------

Cash and cash equivalents, end of year ...............    $   123,052     $  35,527     $     3,082     $        --     $   161,661
                                                          ===========     =========     ===========     ===========     ===========

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 1996

                                                                         Subsidiary    Non-Guarantor
                                                             Parent      Guarantors     Subsidiaries    Eliminations    Consolidated
                                                          -----------     ---------     -----------     -----------     -----------
Net loss .............................................    $  (625,960)    $(322,781)    $   (16,344)    $   339,125     $  (625,960)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities

   Depreciation and amortization .....................         42,312        55,128           1,658              --          99,098

   Provision for doubtful accounts ...................         61,032        49,615             591              --         111,238

   Provisions for restructuring and  other
     special charges .................................        363,152       294,146          11,246              --         668,544

   Other, net ........................................        (14,864)       11,836            (886)             --          (3,914)

Changes in operating assets and liabilities ..........        113,155       (49,053)          1,883        (403,477)       (337,492)
                                                          -----------     ---------     -----------     -----------     -----------

Net cash provided by (used in) operating activities...        (61,173)       38,891          (1,852)        (64,352)        (88,486)

Net cash used in investing activities ................        (83,939)      (43,468)           (619)         64,352         (63,674)

Net cash provided by financing activities ............        149,012         5,750           2,912              --         157,674
                                                          -----------     ---------     -----------     -----------     -----------

Net change in cash and cash equivalents ..............          3,900         1,173             441              --           5,514

Cash and cash equivalents, beginning of year .........         23,075        11,709           1,662              --          36,446
                                                          -----------     ---------     -----------     -----------     -----------

Cash and cash equivalents, end of year ...............    $    26,975     $  12,882     $     2,103     $        --     $    41,960
                                                          ===========     =========     ===========     ===========     ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      (in thousands, except per share data)

                     Quarterly Operating Results (unaudited)

                                                       First          Second          Third          Fourth                Total
                                                       Quarter        Quarter        Quarter         Quarter                Year
                                                       --------       --------       --------       ---------           -----------

1998
----
Net revenues ...................................       $367,875       $366,739       $360,713        $363,280            $1,458,607

Gross profit ...................................        149,835        148,933        149,849         148,946               597,563

Income before taxes ............................         13,670         18,259         12,043           9,889                53,861

Net income .....................................          6,631          8,854          6,061           5,339                26,885

Basic net income
   per common share ............................       $   0.22       $   0.30       $   0.20        $   0.18            $     0.90
Diluted net income
   per common share ............................       $   0.22       $   0.29       $   0.20        $   0.18            $     0.89

1997
----

Net revenues ...................................       $388,103       $401,523       $373,633        $365,436            $1,528,695

Gross profit ...................................        148,789        161,930        144,469         145,643               600,831

Income (loss) before taxes .....................          8,417         16,444          6,266         (50,185)(a)           (19,058)

Net income (loss) ..............................          4,047          8,088          2,993         (37,388)              (22,260)

Basic and diluted net income (loss)
   per common share ............................       $   0.14       $   0.28       $   0.10        $  (1.29)           $    (0.77)



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

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                  SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
                                 (in thousands)


                                                  Balance at                           Net Deductions          Balance at
                                                    1-1-98            Additions           and Other            12-31-98
                                                    ------            ---------           ---------            --------
Year ended December 31, 1998
   Doubtful accounts and allowances.............  $ 89,870             $ 89,428           $108,597             $ 70,701


                                                  Balance at                           Net Deductions          Balance at
                                                    1-1-97            Additions           and Other            12-31-97
                                                    ------            ---------           ---------            --------
Year ended December 31, 1997
   Doubtful accounts and allowances.............   115,018              118,223            143,371               89,870


                                                  Balance at                           Net Deductions          Balance at
                                                    1-1-96            Additions           and Other            12-31-96
                                                    ------            ---------           ---------            --------
Year ended December 31, 1996
   Doubtful accounts and allowances.............   147,947              111,238             144,167             115,018