Form 10-K/A
period 1998-12-31
QUEST DIAGNOSTICS INC
filed 1999-04-30
CIK 1022079

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein. [x]

As of February 28, 1999, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $636 million, based on the closing price on such date of the Company's Common Stock on the New York Stock Exchange.

As of February 28, 1999, there were outstanding 30,044,753 shares of Common Stock, $.01 par value.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

         Part III of the Annual Report on Form 10-K of Quest Diagnostics Incorporated for 1998 is amended in its entirety as set forth below.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Directors

         Quest Diagnostics' Board of Directors is divided into three classes. The table below sets forth the names of the directors and the annual meeting of stockholders at which their terms expire. Quest Diagnostics expects to hold its next annual meeting of stockholders around the end of June 1999.

                                         Expiration
                Name                       of Term
                ----                     ---------
       Kenneth D. Brody                     2001
       William F. Buehler                   1999
       Van C. Campbell                      1999
       Mary A. Cirillo                      2001
       Kenneth W. Freeman                   2000
       Dan C. Stanzione                     1999
       Gail R. Wilensky                     2000

         Kenneth D. Brody (55) is the founding partner of Winslow Partners LLC, a Washington, D.C. private investment firm. From 1993 to early 1996, he was the Chairman and President of the Export-Import Bank of the United States, a position to which he was appointed by President Clinton. From 1971 to 1991, Mr. Brody was with Goldman, Sachs & Co., where he was a partner and member of the management committee. Mr. Brody is a director of Federal Realty Investment Trust. Mr. Brody has been a director of Quest Diagnostics since January 1997.

         William F. Buehler (59) is Vice Chairman and President, Industry Solutions Operations of Xerox Corporation. He is responsible for Xerox operations in North America and Europe. Prior to his current assignment, Mr. Buehler was responsible for business operations and corporate strategic services and oversaw business development and systems software and architecture. Prior to joining Xerox in 1991, Mr. Buehler spent 27 years with AT&T. Mr. Buehler has been a director of Quest Diagnostics since July 1998.

         Van C. Campbell (60) is the Vice Chairman of Corning Incorporated, which he joined in 1964. He was elected Assistant Treasurer in 1971, Treasurer in 1972, a Vice President in 1973, Financial Vice President in 1975 and Senior Vice President for Finance in 1980. He became general manager of the Consumer Products Division in 1981. Mr. Campbell was elected vice chairman and a director in 1983 and during 1995 was appointed to the additional position of Chairman of Corning Life Sciences Inc. He is a director of Armstrong World Industries, Inc., Corning and Covance Inc. Mr. Campbell has been a director of Quest Diagnostics since January 1991.

         Mary A. Cirillo (51) is Executive Vice President and Managing Director of Bankers Trust Company, which she joined in 1997. From 1977 to 1997, she was with Citibank, N.A., most recently serving as Senior Vice President. From April 1994 until she joined Bankers Trust Company, Ms. Cirillo was responsible for Citibank's Global Relationship Banking Operations and Technology Group, which supports the infrastructure and information technology needs of the North America, Europe and Japan global markets. Ms. Cirillo previously served as the Senior Corporate Officer for Citicorp's Business Evaluation and Corporate Re-engineering Unit. Ms. Cirillo is a director of Cisco Systems, Inc. Ms. Cirillo has been a director of Quest Diagnostics since April 1997.

         Kenneth W. Freeman (48) is Chairman of the Board, Chief Executive Officer and President of Quest Diagnostics. Mr. Freeman joined Quest Diagnostics in May 1995 as President and Chief Executive Officer, was elected a director in July 1995 and was elected Chairman of the Board in December 1996. Prior to 1995, he served in a variety of financial and managerial positions at Corning, which he joined in 1972. He was elected Controller and a Vice President of Corning in 1985, Senior Vice President in 1987, General Manager of the Science Products Division in 1989 and Executive Vice President in 1993. He was appointed President and Chief Executive Officer of Corning Asahi Video Products Company in 1990.

         Dan C. Stanzione (53) is Chief Operating Officer of Lucent Technologies, the Murray Hill, NJ-based maker of telecommunications equipment. Dr. Stanzione began his career in 1972 with Bell Labs, where he led the teams working on the first microprocessors and digital signal processors. In 1996, he was appointed President of Network Systems, Lucent's largest business unit and was appointed Chief Operating Officer in 1997. Dr. Stanzione has been a director of Quest Diagnostics since January 1997.

         Gail R. Wilensky (55) is the John M. Olin Senior Fellow at Project HOPE, an international non-profit health foundation, which she joined in 1993. She is currently the chair of the Physician Payment Review Commission which advises Congress on physician payment and other Medicare issues. In 1992 and 1993, Dr. Wilensky served as a deputy assistant to the President for policy development relating to health and welfare issues. From 1990 to 1992, she was the administrator of the Health Care Financing Administrative where she directed the Medicare and Medicaid programs. Dr. Wilensky is a director of Advanced Tissue Sciences Inc., HCR/Manor Care, Neopath Inc., PharMerica, Inc., St. Jude Medical Corp., SMS Corporation,

Syncor Corporation and United Healthcare Corporation. Dr. Wilensky has been a director of Quest Diagnostics since January 1997.

Directors' Compensation

         During 1998, each non-employee director received as cash compensation an annual sum of $26,000, payable in quarterly installments of $6,500. Directors who served as committee chairs received an additional annual sum of $1,500 payable in quarterly installments of $375.

         Under Quest Diagnostics' deferred compensation plan for directors, each director may elect to defer, until a date specified by him or her, receipt of all or a portion of his or her cash compensation. The plan provides that amounts deferred may be allocated to (1) a cash account upon which amounts deferred may earn interest, compounded quarterly, at the base rate of Citibank, N.A. in effect on specified dates, (2) a market value account, the value of which will be based upon the market value of Quest Diagnostics common stock from time to time, or (3) a combination of these accounts. All non-employee directors are eligible to participate in the plan. As of February 28, 1999, two directors had elected to defer compensation as permitted by the plan.

         The directors also participate in the Quest Diagnostics Stock Option Plan for Non-Employee Directors. The option plan authorizes the grant on the date of the annual meeting of stockholders of non-qualified stock options to acquire 9,000 shares of Quest Diagnostics common stock to each non-employee director. In the event that a person is elected as a director of Quest Diagnostics other than on the date of the annual meeting, the Board may grant to the director, on his or her election, an option to acquire a number of shares, not to exceed 9,000, that is proportional to the fraction of a year remaining until the next annual meeting. A director may elect to receive all or a portion of his or her annual retainer in options in lieu of cash. The aggregate number of shares of Quest Diagnostics common stock which may be issued to the directors who exercise their options granted under the plan may not exceed 500,000, subject to adjustments in certain circumstances. The exercise price of all stock options issued under the plan is the average of the high and low share price of Quest Diagnostics common stock on the date of grant.

Executive Officers

         Officers of Quest Diagnostics are elected by the Board of Directors and hold office until their respective successors are elected and qualified. In addition to Mr. Freeman, the following persons serve as executive officers of Quest Diagnostics:

         James D. Chambers (42) is Senior Vice President and Chief Growth Officer. Mr. Chambers joined Corning in 1986 and served in a variety of managerial and financial positions for Corning and its subsidiaries, becoming Assistant Treasurer in 1991. Mr. Chambers joined Quest Diagnostics in 1992 as Treasurer and served as Chief Financial Officer from 1994 through 1995. In 1995, he assumed responsibilities for overseeing Quest Diagnostics' billing process; in January 1997, he was named Chief Administrative Officer with additional responsibilities for Information

Systems, Communications and Investor Relations; and in February 1998 he was named Marketing and Business Development Leader. In January 1999, Mr. Chambers assumed his present responsibilities.

         Kurt R. Fischer (44) is Vice President, Human Resources. Mr. Fischer joined Corning in 1976 and served in a variety of Human Resources positions. He was appointed Human Resource Manager for the Research, Development and Engineering Group in 1986 and Director, Quality and Performance Management for the Specialty Materials Group in 1991. Mr. Fischer assumed his present responsibilities with Quest Diagnostics in December 1995.

         Robert A. Hagemann (42) is Vice President and Chief Financial Officer. He joined Quest Diagnostics' predecessor entity, Corning Life Sciences, Inc., in 1992, where he held a variety of senior financial positions before being named Vice President and Corporate Controller of Quest Diagnostics in 1996. Prior to joining Quest Diagnostics, Mr. Hagemann was employed by Prime Hospitality, Inc. and Crompton & Knowles, Inc. in senior financial positions. He was also previously associated with Ernst & Young. Mr. Hagemann assumed his present responsibilities with Quest Diagnostics in August 1998.

         Bernard L. Kasten, M.D., FCAP (52) is Vice President and Chief Laboratory Officer. Dr. Kasten joined Quest Diagnostics in July 1996 as Medical Director of the Teterboro regional laboratory and assumed his current position in 1998. Dr. Kasten is a member of the College of American Pathologists, in which he participates in the Inspection and Accreditation Program, Strategic Planning and Management Resource Committees and chairs their World Wide Web Editorial Board. From 1987 through 1996, Dr. Kasten was Associate Director of Pathology and Laboratory Services for Bethesda Hospitals, Inc. and TriState Pathology Associates of Cincinnati, Ohio.

         Raymond C. Marier (54) is Vice President and General Counsel. Mr. Marier joined Corning's Legal Department in 1973 as an Assistant Counsel, where he worked with a number of Corning's operating units, including its Medical and Science Products Divisions. He has held his present position since 1992.

         Gerald C. Marrone (56) is Senior Vice President and Chief Information Officer. Prior to joining Quest Diagnostics in November 1997, Mr. Marrone was with Citibank, N.A. for 12 years. During his tenure, he was most recently Vice President, Division Executive for Citibank's Global Production Support Division. While at Citibank, he was also the Chief Information Officer of Citibank's Global Cash Management business. Prior to joining Citibank, he was the Chief Information Officer for Memorial Sloan-Kettering Cancer Center in New York for 5 years.

         C. Kim McCarthy (43) is Vice President, Government Relations and Services. In this capacity, she directs the development of Quest Diagnostics' legislative, regulatory and public policy initiatives and related issues at both the state and federal levels. Ms. McCarthy joined Corning in 1987 as Director of Federal Government Affairs and Legislative Counsel and became Vice

President of Public Affairs of Quest Diagnostics in 1992. From May 1996 through May 1998, she directed Quest Diagnostics' compliance program. Ms. McCarthy assumed her present responsibilities in May 1998 and also is currently involved in the marketing and sale of compliance services.

         Surya N. Mohapatra, Ph.D. (49) is Senior Vice President and Chief Operating Officer. In this newly created position, Dr. Mohapatra is responsible for all aspects of Quest Diagnostics' core clinical laboratory testing, including its medical operations and commercial functions. Prior to joining Quest Diagnostics in February 1999, he was Senior Vice President of Picker International, a worldwide leader in advanced medical imaging technologies, where he served in various executive positions during his 18-year tenure.

         Alister W. Reynolds (41) is Vice President, Strategic Planning. Mr. Reynolds joined Quest Diagnostics in 1982 and has served in a variety of staff, general management and executive positions. Mr. Reynolds assumed his current responsibilities in 1995.

         Paul J. Traina (40) is Vice President, Compliance. In this capacity, Mr. Traina has responsibility for the ongoing management of the corporate integrity agreement, as well as internal compliance audits, management of external audits and reimbursement issues and practices. Mr. Traina joined Quest Diagnostics in 1989 as Associate General Counsel and became Chief Compliance Officer in 1992. He assumed his present position in May 1998.

         David M. Zewe (47) is Vice President, Sales. Mr. Zewe joined Quest Diagnostics in 1994 as General Manager of the Philadelphia regional laboratory and became Regional Vice President Sales and Marketing for the mid-Atlantic region in August 1996. Mr. Zewe assumed company-wide responsibility for sales in traditional market segments in October 1997. Prior to joining Quest Diagnostics, Mr. Zewe was with the Squibb Diagnostics Division of Bristol Myers Squibb, most recently serving as Vice President of Sales.

Item 11.  Executive Compensation

Summary Compensation

         The following table shows the compensation for the past three years of the Chief Executive Officer and each of Quest Diagnostics' other four most highly compensated executive officers in 1998.

                           Summary Compensation Table


                                                 Annual Compensation                  Long-Term Compensation
                                       -------------------------------------- ---------------------------------------
                                                                    Other      Restricted     Securities                    All
                                          Base        Annual        Annual        Stock       Underlying      LTIP         Other
Name and Principal Position     Year     Salary     Bonus (1)     Comp. (2)    Awards (3)       Options      Payouts     Comp. (4)
------------------------------ ------  ----------- ------------  ------------ -------------  -------------  ---------  -------------
Kenneth W. Freeman              1998   $ 500,000   $ 460,000     $ 183,292    $  926,316       180,000      $     0    $  130,609
Chairman of the Board &         1997     500,000     187,485       125,403       145,002       137,000            0       320,474
Chief Executive Officer         1996     379,167     153,500       154,767     1,412,283             0            0       104,210

Douglas M. Van Oort             1998   $ 344,500   $ 217,896     $       0    $  385,965        75,000      $     0    $    7,416
Senior Vice President-          1997     325,000     115,913             0        60,325        57,000            0        48,937
Operations                      1996     282,050     204,594        18,495       419,375             0            0        35,252

James D. Chambers               1998   $ 298,845   $ 189,751     $  35,901    $  257,310        50,000      $     0    $   56,239
Senior Vice President -         1997     226,160     105,411             0        32,290        30,500            0         6,880
Chief Growth Officer            1996     194,446     144,750         1,800       104,844             0            0         6,333

Gerald C. Marrone               1998   $ 300,000   $ 172,500     $ 100,000    $  180,117        35,000      $     0    $    6,836
Senior Vice President -         1997      40,385           0             0             0        10,000            0             0
Chief Information Officer (5)

Bernard L. Kasten, M.D.         1998   $ 280,022   $ 146,306     $       0    $   48,031         7,000      $     0    $   61,303
Vice President -
Chief Laboratory Officer (6)

--------------------

(1) 1997 Bonus includes 1997 Management Incentive Plan cash bonus, plus performance shares earned based on 1997 performance that vested in February 1998.

(2) Includes $81,586 and $35,901 in tax gross-up payments on forgiven loan amounts for Messrs. Freeman and Chambers, respectively. Includes tax and financial planning assistance payments of $62,178 for Mr. Freeman. Other Annual Compensation for 1996 includes dividends on shares of restricted stock of Corning granted but not earned within one year from date of grant, automobile allowances and tax gross-up payments. Includes $100,000 signing bonus for Mr. Marrone.

(3) 1998 values are based on a per share price of $19.06 at February 3, 1999 and represent shares of incentive stock that were awarded based on 1998 financial performance results, subject to forfeiture and transfer restrictions until vested. Messrs. Freeman, Van Oort, Chambers, Marrone and Kasten earned 48,600, 20,250, 13,500, 9,450 and 2,520 shares, respectively. The shares will vest in three equal annual installments beginning February 2000. The total shares of incentive stock, subject to forfeiture and transfer restrictions, held by Messrs. Freeman, Van Oort, Chambers, Marrone and Kasten are 90,064, 24,050, 15,534, 9,450 and 2,520
      shares, respectively. At December 31, 1998, based on a per share price of $17.8125, their total shares of incentive stock had a value of $1,604,265, $428,391, $276,699, $168,328 and $44,888, respectively. 1996 values represent awards of shares of Corning common stock granted prior to the 1996 spin-off.

(4) Includes relocation assistance payments of $22,017 and $54,423 for Mr. Freeman and Dr. Kasten, respectively. Includes $80,000 forgiven principal on a $400,000 interest-free loan made by the Company to Mr. Freeman, which loan was made to assist Mr. Freeman in relocating to the New Jersey area, which loan is to be forgiven over five years. Includes $50,000 forgiven principal on a $150,000 interest-free loan made by the Company to Mr. Chambers, which loan was made to assist Mr. Chambers in relocating to the New Jersey area, which loan is to be forgiven over three years. Includes payments of $21,712 and $2,042 to Messrs. Freeman and Van Oort respectively, and a payment of $641 by Mr. Chambers, consistent with the Transferee Supplemental Plan (as defined below). Includes $6,880, $5,374, $6,880, $6,836 and $6,880 contributed to the Company's Profit Sharing Plan (as defined below) for 1998 for Messrs. Freeman, Van Oort, Chambers, Marrone and Dr. Kasten, respectively.

(5) Mr. Marrone began employment and was elected an executive officer in November 1997.

(6) Dr. Kasten began employment in July 1996, and was appointed an executive officer in 1998.

Option Grants

         The following table sets forth information regarding options granted in 1998 to the named executive officers in compliance with the stock option plans:

                         Options/SAR Grants in 1998 (1)


                                                                                         Potential Realizable Value at
                                                                                         Assumed Annual Rates of Stock
                                           Individual Grants (2)                    Price Appreciation for Option Term (3)
                          -------------------------------------------------------   --------------------------------------
                            Number of     % of Total
                           Securities       Options
                           Underlying       Granted
                             Options     to Employees     Exercise    Expiration      Gain
          Name               Granted    in Fiscal Year   Price($/sh)     Date        at 0%       Gain at 5%      Gain at 10%
------------------------- ------------- --------------  ------------ ------------ ------------ --------------- -------------
Kenneth W. Freeman           180,000        14.0%          $16.06      1/13/2008      $0          $1,818,009     $4,607,191
Douglas M. Van Oort           75,000         5.8%          $16.06      1/13/2008       0             757,504      1,919,663
James D. Chambers             50,000         3.9%          $16.06      1/13/2008       0             505,002      1,279,775
Gerald S. Marrone             35,000         2.7%          $16.06      1/13/2008       0             353,502        895,843
Bernard L. Kasten, M.D.        7,000         0.5%          $16.06      1/13/2008       0              70,700        179,169
Named Exec. Officers         347,000        27.0%          $16.06                      0           3,504,717      8,881,641

--------------------
(1)      No SARs were granted.

(2) The options vest in three equal annual installments in January 1999, 2000 and 2001. The options provide that an additional option may be granted when the optionee uses shares of Quest Diagnostics common stock to pay the purchase price of an option. The additional option will be exercisable for the number of shares tendered in payment of the option price, will be exercisable at the then fair market value of Quest Diagnostics common stock, will become exercisable only after the lapse of twelve months and will expire on the expiration date of the original option.

(3) The dollar amounts set forth under these columns are the result of calculations at the 5% and 10% rates established by the Securities and Exchange Commission and therefore are not intended to forecast future appreciation of Quest Diagnostics common stock.

Option Exercises and Year-End Values

         The following table sets forth information regarding the number of shares of Quest Diagnostics common stock covered by both exercisable and unexercisable stock options as of December 31, 1998, for the named executive officers. No options were exercised by any of the named executive officers during 1998.

                     Aggregated Option/SAR Exercises in 1998
               and 1998 Year-End Option/SAR Values of Options (1)


                                                               Number of Securities             Value of Unexercised
                                                              Underlying Unexercised            In-the-Money Options
                                                                Options at Year End                At Year End (2)
                                                         -------------------------------- ------------------------
                            Shares
                           Acquired           Value
Executive Officer         on Exercise       Realized       Exercisable     Unexercisable     Exercisable     Unexercisable
-----------------       --------------- ---------------- ---------------  --------------- ---------------- ---------------
Kenneth W. Freeman             0               $0            45,666           443,788        $   62,220       $1,699,238
Douglas M. Van Oort            0                0            19,000           231,934            25,888        1,051,729
James D. Chambers              0                0            10,166           100,067            13,851          332,470
Gerald S. Marrone              0                0             5,000            40,000             5,463           66,800
Bernard L. Kasten,             0                0             5,000            12,000             7,253           19,520
M.D.
Named Exec. Officers           0               $0            84,832           827,789        $  114,675       $3,169,757

---------------------
(1) There are no SARs outstanding. All options not presently exercisable will fully vest on the closing of the purchase of SmithKline Beecham Clinical Laboratories, Inc., except for certain options of Messrs. Freeman, Van Oort and Chambers, which number 86,227, 59,467 and 14,866, respectively.

(2) Based on a price of $17.8125 per share.


Variable Compensation

         Quest Diagnostics maintains a Management Incentive Plan, which is an annual incentive cash compensation plan for approximately 950 supervisory, management and executive employees. The terms of the Management Incentive Plan are as follows.

         The performance-based annual cash incentive awards payable under the Management Incentive Plan are grounded in financial goals like net income, cash flow, operating margin, return on equity or earnings per share, or any combination of the above, and quantifiable non-financial goals. Each participant is assigned a target award, as a percentage of base salary in effect at the end of the performance year for which the target is set, payable if the target is achieved. Actual results are compared to a scale with each level of desired result corresponding to a percentage, which are multiplied by the employee's individual target award. If the actual result is below target, awards are to be less than target, down to a point below which no awards are earned. If the desired result is above target, awards are greater than target, up to a stated maximum award. The maximum award assigned to the Chief Executive Officer may not exceed 200% of base salary in effect on the date the Compensation and Nominating Committee sets the target for the performance year. The Compensation and Nominating Committee retains the right to reduce any award if it believes individual performance does not warrant the calculated award.

Pension Plans

         None of the executive officers of Quest Diagnostics is currently an active participant in a qualified defined benefit plan of Quest Diagnostics.

         Effective as of January 1, 1997, Quest Diagnostics adopted a Transferee Supplemental Pension Plan, a non-qualified, unfunded defined benefit plan for the benefit of key employees and executive officers of Quest Diagnostics who are former employees of Corning Incorporated ("Corning"), including Messrs. Freeman, Van Oort and Chambers. The Transferee Supplemental Pension Plan is intended to provide benefits approximately equal to the difference between the benefits provided for under the Corning Salaried Pension Plan and the Supplemental Pension Plans and the benefits which would have been payable thereunder but for the termination of employment with Corning of these employees.

         Prior to June 1, 1995, Mr. Freeman was eligible, and, prior to January 1, 1995, Messrs. Chambers and Van Oort were eligible, to participate in, and accrue benefits under, Corning's Salaried Pension Plan, a defined benefit plan, contributions to which are determined by Corning's actuaries and are not made on an individual basis. Benefits paid under this plan are based upon career earnings, regular salary and cash awards paid under Corning's variable compensation plans, and years of credited service. The Corning Salaried Pension Plan provides that salaried employees of Corning who retire on or after December 31, 1996 will receive annual pension benefits equal to 1% of the first $27,000 of average earnings for the highest five consecutive years in the ten years immediately prior to 1997 plus 1.5% of the average earnings in excess of $27,000 for all years of credited service prior to 1997, and 1.5% of annual earnings up to the social security wage base and 2% of annual earnings in excess of the base for 1997 and each year of credited service thereafter. Salaried employees may contribute to the Corning Salaried Pension Plan 2% of their annual earnings up to the social security wage base. These employees will receive for each year of credited service after December 31, 1990 an additional amount of pension benefit reflecting the value of the increased voluntary contribution.

         Corning also maintains non-qualified Supplemental Pension Plans under which it will pay to executives amounts approximately equal to the difference between the benefits provided for under the Corning Salaried Pension Plan and benefits which would have been payable thereunder but for the provisions of the Employee Retirement Income Security Act of 1974, as amended.

         Maximum annual benefits calculated under the straight life annuity option form of pension payable to participants at age 65, the normal retirement age specified in the Corning Salaried Pension Plan, are illustrated in the table set forth below. The table below does not reflect any limitations on benefits imposed by the Employee Retirement Income Security Act of 1974. It is estimated that Messrs. Freeman, Van Oort and Chambers, who have 27, 17 and 13 years of credited service, respectively, would receive each year if they worked to age 65, the normal retirement age specified in the Corning Salaried Pension Plan, $335,947, $213,691 and $145,061, respectively, under the Corning Salaried Pension Plan, the Executive Supplemental Pension Plan and the Transferee Supplemental Pension Plan.

                                                                 Years of Service
                        --------------------------------------------------------------------------------------------------
     Average Final
     Compensation             15               20              25               30              35               40
----------------------  --------------- ---------------- --------------- ---------------- --------------- ----------------
      $ 100,000              20,500           27,300          34,100           41,000          47,800           55,300
        200,000              43,000           57,300          71,600           86,000         100,300          115,300
        300,000              65,500           87,300         109,100          131,000         152,800          175,300
        400,000              88,000          117,300         146,600          176,000         205,300          235,300
        500,000             110,500          147,300         184,100          221,000         257,800          295,300
        600,000             133,000          177,300         221,600          266,000         310,300          355,300
        700,000             155,500          207,300         259,100          311,000         362,800          415,300
        800,000             178,000          237,300         296,600          356,000         415,300          475,300
        900,000             200,500          267,300         334,100          401,000         467,800          535,300
      1,000,000             223,000          297,300         371,600          446,000         520,300          595,300
      1,100,000             245,500          327,300         409,100          491,000         572,800          655,300
      1,200,000             268,000          357,300         446,600          536,000         625,300          715,300

Employment Agreement

         Mr. Freeman entered into an employment agreement with Quest Diagnostics in December 1996 which provides for:

o        a term ending December 31, 1999;

o an annual salary of no less than $500,000, with increases subject to the discretion of the Board of Directors or the Compensation and Nominating Committee;

o an annual target participation in the Management Incentive Plan in amounts no less than 65% of annual salary in effect at the time performance goals are established;

o a retirement pension benefit, which is secured by a letter of credit, equivalent to benefits under Corning's qualified salaried pension plan and Corning's non-qualified executive supplemental pension plan based upon not less than 34 years of credited service in the event of termination for reasons other than for cause;

o some grants of stock options and restricted shares under the 1997 Employee Equity Participation Program under which grants were made during the first quarter of 1997;

o severance payments in the event of a termination by Mr. Freeman for good reason or by Quest Diagnostics without cause in an amount equal to three times his base annual salary and three times his targeted annual award of variable compensation; and

o a payment equal to two times the highest annual cash compensation paid to Mr. Freeman during the term of the agreement and health benefits for 18 months following expiration of the agreement in the event the agreement is not renewed upon its expiration.

         Good reason, for purposes of this agreement, would be (1) an assignment of Mr. Freeman without his consent to mutually inconsistent duties or responsibilities, (2) a failure to re-elect Mr. Freeman to the position of Chairman of the Board and Chief Executive Officer, (3) a greater than 75 mile relocation without his consent or (4) a change in control.

         Change of control, for purposes of this agreement, would be (1) the acquisition by a person other than SmithKline Beecham or Premier, Inc. of 20% or more of the voting stock of Quest Diagnostics, (2) the acquisition by SmithKline Beecham of more than 29.5% or by Premier, Inc. of more than 33 1/3% of the voting stock of Quest Diagnostics, (3) a change in the membership of the Quest Diagnostics Board of Directors as a result of a contested election such that a majority of the Board members at any particular time were initially placed on the Board as a result of such contested election, (4) approval by Quest Diagnostics' stockholders of a merger or consolidation in which Quest Diagnostics ceases to be an independent public company or (5) a sale or disposition of all or substantially all of Quest Diagnostics' assets or a plan of partial or complete liquidation.

Severance Arrangements

         Quest Diagnostics has a severance policy for executive officers, other than Mr. Freeman, whereby:

o Severance is paid to an executive officer if his or her employment is terminated by Quest Diagnostics (1) other than for cause, (2) upon a determination that the business needs of Quest Diagnostics require the replacement of the executive officer and (3) for any other reasons other than in connection with a change of control, as determined by the Board of Directors in an amount not to exceed two times the executive officer's base annual salary at the annual rate in effect on the date of termination of employment and an amount not to exceed two times the annual award of variable compensation at the most recent target level. The executive would also be entitled to participate in Quest Diagnostics' health and welfare plans, to the extent permitted by the terms of the plans and applicable law, for a period of up to two years or until the officer is covered by a successor employer's benefit plans, whichever occurs first.

o Severance is paid to an executive officer if his or her employment is terminated by Quest Diagnostics other than for cause as determined by the Board of Directors, during the 12-month period following a change in control, in an amount not to exceed three times the executive officer's base annual salary at the annual rate in effect on the date of termination of employment and three times the annual award of variable compensation at the most recent target level. The executive officer would also be entitled to participate in Quest Diagnostics' health and welfare plans, to the extent permitted by the terms of these plans and applicable law, for a period of up to three years or until the officer is covered by a successor employer's benefit plans, whichever is first.

Item 12.  Security Ownership by Certain Beneficial Owners and Management

         The following table sets forth the number of shares of Quest Diagnostics common stock beneficially owned as of February 28, 1999 by (1) each person who is known to Quest Diagnostics to own beneficially more than 5% of the outstanding shares of Quest Diagnostics common stock, (2) each director of Quest Diagnostics and each nominee, (3) each named executive officer and (4) all directors, nominees and executive officers of Quest Diagnostics as a group, excluding shares held under the investment plans relating to Corning. Corning owns all 1,000 outstanding shares of Quest Diagnostics preferred stock.

                                              Number of Shares       Percentage
Name                                         Beneficially Owned      of Class(8)
----                                      -------------------------- -----------
Wellington Management Company, LLP              3,096,900 (1)            10.3%
FMR Corp.                                       3,057,700 (2)            10.2%
Mellon Bank Corporation                         2,836,588 (3)             9.4%
Pzena Investment Management, LLC                2,048,695 (4)             6.8%
Vanguard Specialized Funds - Vanguard
Healthcare Fund                                 1,637,300 (5)             5.5%
Kenneth D. Brody                                    4,306 (6)              --
William F. Buehler                                  2,250 (6)              --
Van C. Campbell                                    15,808 (6)(7)           --
James D. Chambers                                  72,927 (8)              --
Mary A. Cirillo                                     4,306 (6)              --
Kenneth W. Freeman                                353,891 (8)             1.2%
Bernard L. Kasten                                  14,209 (8)              --
Gerald C. Marrone                                  26,531 (8)              --
Dan C. Stanzione                                    4,306 (6)
Douglas M. Van Oort                               149,981 (8)
Gail R. Wilensky                                    4,306 (6)              --
All Directors, Nominees and Executive
Officers as a Group (18 persons)                  901,396 (6)(8)(9)       2.9%

--------------------
(1) The business address of Wellington Management Company, LLP is 75 State Street, Boston, MA 02109. Wellington Management Company has shared dispositive power, but not shared voting power, over all these shares. This information is based solely on the information contained in an amended Schedule 13-G filed by Wellington Management Company with the Securities and Exchange Commission on February 26, 1999.

(2) The business address of FMR Corp., which is the parent of Fidelity Management & Research Corporation, is 82 Devonshire Street, Boston, MA 02109. FMR Corp. has sole dispositive power, but does not have voting power, over all these shares. This information is based solely on the information contained in a Schedule 13-G filed by FMR Corp. with the Securities and Exchange Commission on January 7, 1999.

(3) The business address of Mellon Bank Corporation is One Mellon Bank Center, Pittsburgh, PA 15258. Mellon Bank beneficially owns all these shares, together with Boston Group Holdings, Inc. and The Boston Company, Inc. This information is based solely on the information contained in a
      Schedule 13-G filed by Mellon Bank with the Securities and Exchange Commission on January 26, 1999.

(4) The business address of Pzena Investment Management LLC is 830 Third Avenue, 14th Floor, New York, NY 10022. Pzena Investment Management has sole dispositive power, but not sole voting power, over all these shares. This information is based solely on the information contained in a
      Schedule 13-G filed by Pzena Investment Management with the Securities and Exchange Commission on January 19, 1999.

(5) The business address of Vanguard Specialized Funds - Vanguard Healthcare Fund is P.O. Box 2600 Valley Forge, PA 19482. Vanguard beneficially owns all these shares and has sole voting power, but not sole dispositive power. This information is based solely on the information contained in a
      Schedule 13-G filed by Vanguard with the Securities and Exchange Commission on February 11, 1999.

(6) Includes options issued under Quest Diagnostics' Stock Option Plan that are presently exercisable or exercisable within 60 days.

(7) In addition, Mr. Campbell has credited to his account the equivalent of 3,284 shares of Quest Diagnostics common stock under Quest Diagnostics' Deferred Compensation Plan for Directors. Deferred fees will be paid solely in cash at or following termination of service as a director, with the amount of the payment based on the then value of Quest Diagnostics common stock.

(8) Includes shares of Quest Diagnostics common stock, subject to forfeiture and restrictions on transfer, granted in compliance with Quest Diagnostics' Incentive Stock Plan. Messrs. Chambers, Freeman, Kasten, Marrone and Van Oort have been granted 14,534, 107,916, 8,333, 8,750 and 22,550 shares, respectively. Includes shares of Quest Diagnostics common stock which are subject to options issued under Quest Diagnostics' Stock Option Plan that are presently exercisable or exercisable within 60 days. Messrs. Chambers, Freeman, Kasten, Marrone and Van Oort have the right to purchase 51,865, 237,559, 8,333, 16,666 and 122,467 shares, respectively, according to presently exercisable options. Does not include options that will vest upon closing of the transaction between Quest Diagnostics and SmithKline Beecham.

(9) Includes 1,016 shares owned by the spouses and minor children of certain executive officers and directors as to which such officers and directors disclaim beneficial ownership.

Item 13.  Certain Relationships and Related Transactions

         Corning owns all of the 1,000 outstanding shares of Quest Diagnostics preferred stock, which shares were issued to Corning Life Sciences Inc. and subsequently transferred to Corning during the fourth quarter of 1996. Prior to December 31, 1996, Quest Diagnostics was a wholly owned subsidiary of Corning. During 1998, Quest Diagnostics paid to Corning, its subsidiaries or divisions, approximately $117,500 in preferred stock dividends. In connection with the transaction agreement described below, Quest Diagnostics received in 1998 approximately $15,000,000 from Corning in satisfaction of indemnified claims.

Corning Transaction Agreement

         Under the Corning transaction agreement entered into in connection with the 1996 spin-off of Quest Diagnostics, Corning has agreed to indemnify Quest Diagnostics against all monetary penalties, fines or settlements for any government claims that (1) arise out of alleged violations of applicable federal fraud and health care statutes; (2) relate to billing practices of Quest Diagnostics and its predecessors; and (3) were pending on December 31, 1996.

         Corning has also agreed to indemnify Quest Diagnostics in respect of private claims relating to indemnified or previously settled government claims that alleged overbillings by Quest Diagnostics or any of its existing subsidiaries for services provided before January 1, 1997. Corning will indemnify Quest Diagnostics for 50% of the aggregate of all judgment or settlement payments made by December 31, 2001 that exceed $42 million. The 50% share will be limited to a total amount of $25 million and will be reduced to take into account any deductions or tax benefits realized by Quest Diagnostics, or a consolidated group of which Quest Diagnostics is a member, to the extent that the deductions or tax benefits are deemed to actually reduce the tax liability of Quest Diagnostics. Corning will not indemnify Quest Diagnostics against damages suffered as a result of or incidental to the billing claims and the fees and expenses of litigation.

         Quest Diagnostics will control the defense of any government claim or investigation unless Corning elects to assume the defense. However, in the case of all non-government claims related to indemnified government claims of alleged overbillings, Quest Diagnostics will control the defense. All disputes relating to the Corning indemnification agreement are subject to binding arbitration.

Corning Tax Sharing Agreement

         In connection with their 1996 spin-off from Corning, Quest Diagnostics and another former Corning subsidiary entered into a tax sharing agreement with Corning which allocates responsibility for federal income and various other taxes for 1996 and prior years among the three companies. The Corning tax sharing agreement provides that, generally, Corning is liable for and will pay the federal income taxes of the consolidated group that includes Quest Diagnostics and its subsidiaries, provided, however, that Quest Diagnostics is required to reimburse Corning for various 1996 taxes based on the hypothetical separate federal tax liability of Quest Diagnostics and various subsidiaries, calculated on a separate consolidated basis, subject to various adjustments. Under the tax sharing agreement, in the case of adjustments by a taxing authority of the consolidated federal income tax or other tax returns prepared by Corning which include Quest Diagnostics, then, subject to various exceptions, Corning is liable for and will pay any tax assessments, and is entitled to any tax refunds, resulting from the audit. The tax sharing agreement further provides in general that if the 1996 spin-off becomes taxable, this tax is allocated among Corning, Quest Diagnostics and the other former Corning subsidiary in such a manner as will take into account the extent to which the actions or inactions of each may have caused the tax and each will indemnify and hold harmless the other from and against the taxes so allocated.

                                   Signatures


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Quest Diagnostics Incorporated



/s/ Leo C. Farrenkopf, Jr.                                      April 30, 1999
----------------------------------
Leo C. Farrenkopf, Jr.
Vice President and Secretary