Form 10-Q
period 1999-03-31
QUEST DIAGNOSTICS INC
filed 1999-05-17
CIK 1022079

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

-------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 1999
                         Commission file number 1-12215

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

As of May 3, 1999, there were outstanding 30,111,646 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Index to consolidated financial statements filed as part of this report:
                                                                                                 Page
       Consolidated Statements of Operations for the
       Three Months Ended March 31, 1999 and 1998                                                 2

       Consolidated Balance Sheets as of
       March 31, 1999 and December 31, 1998                                                       3

       Consolidated Statements of Cash Flows for the
       Three Months Ended March 31, 1999 and 1998                                                 4

       Notes to Consolidated Financial Statements                                                 5


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                    12

Item 3. Quantitative and Qualitative Disclosures About Market Risk

       See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations"

                                  QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                       (in thousands, except per share data)
                                                    (unaudited)

                                                                                         1999                 1998
                                                                                         ----                 ----

Net revenues...............................................................          $  381,841           $  367,875

Costs and expenses:
   Cost of services........................................................             226,995              218,040
   Selling, general and administrative.....................................             127,013              120,446
   Interest expense, net...................................................               7,359                9,114
   Amortization of intangible assets.......................................               5,094                5,380
   Other, net..............................................................               1,302                1,225
                                                                                     ----------           ----------
     Total.................................................................             367,763              354,205
                                                                                     ----------           ----------
Income before taxes........................................................              14,078               13,670
Income tax expense ........................................................               6,645                7,039
                                                                                     ----------           ----------
Net income ................................................................          $    7,433           $    6,631
                                                                                     ==========           ==========

Basic net income per common share..........................................          $     0.25           $     0.22
Diluted net income per common share........................................          $     0.24           $     0.22
Basic weighted average common shares outstanding...........................              29,716               29,688
Diluted weighted average common shares outstanding.........................              30,280               30,007












The accompanying notes are an integral part of these statements.

                                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                       MARCH 31, 1999 AND DECEMBER 31, 1998
                                       (in thousands, except per share data)


                                                                                       March 31,          December 31,
                                                                                         1999                 1998
                                                                                      (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents.............................................        $    154,197         $    202,908
     Accounts receivable, net of allowance of $70,408 and $70,701
         at March 31, 1999 and December 31, 1998, respectively.............             229,786              220,861
     Inventories...........................................................              33,042               31,164
     Deferred taxes on income..............................................              83,820               94,441
     Due from Corning Incorporated.........................................              14,015               16,000
     Prepaid expenses and other assets.....................................              15,779               12,813
                                                                                   ------------         ------------
         Total current assets..............................................             530,639              578,187
Property, plant and equipment, net.........................................             241,295              240,389
Intangible assets, net.....................................................             489,784              494,721
Other assets...............................................................              56,481               46,943
                                                                                   ------------         ------------
TOTAL ASSETS...............................................................        $  1,318,199         $  1,360,240
                                                                                   ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses.................................        $    243,216         $    242,285
     Current portion of long-term debt.....................................              56,446               51,444
     Income taxes payable..................................................               9,543               15,736
                                                                                   ------------         ------------
         Total current liabilities.........................................             309,205              309,465
Long-term debt.............................................................             360,187              413,426
Other liabilities..........................................................              71,520               69,419
Commitments and contingencies
Preferred stock............................................................               1,000                1,000
Common stockholders' equity:
     Common stock, par value $0.01 per share; 100,000 shares authorized;
       30,254 and 30,241 shares issued at March 31, 1999
       and December 31, 1998, respectively.................................                 303                  302
     Additional paid-in capital............................................           1,199,379            1,201,006
     Accumulated deficit...................................................            (616,110)            (623,514)
     Unearned compensation.................................................              (3,463)              (3,895)
     Accumulated other comprehensive loss..................................              (1,719)              (3,038)
     Common stock in treasury, at cost; 114 and 214 shares at
         March 31, 1999 and December 31, 1998, respectively................              (2,103)              (3,931)
                                                                                   ------------         ------------
         Total common stockholders' equity.................................             576,287              566,930
                                                                                   ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................        $  1,318,199         $  1,360,240
                                                                                   ============         ============

The accompanying notes are an integral part of these statements.

                                  QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                                  (in thousands)
                                                    (unaudited)

                                                                                         1999                 1998
                                                                                         ----                 ----
Cash flows from operating activities:
Net income.................................................................          $    7,433           $    6,631
Adjustments to reconcile net income
to net cash provided by operating activities:
     Depreciation and amortization.........................................              16,483               17,321
     Provision for doubtful accounts.......................................              20,337               23,830
     Deferred income tax provision.........................................              11,282                9,348
     Other, net............................................................               2,045                1,911
     Changes in operating assets and liabilities:
         Accounts receivable...............................................             (29,442)             (28,107)
         Accounts payable and accrued expenses.............................              12,485                9,401
         Restructuring, integration and other special charges..............              (5,499)              (3,670)
         Other assets and liabilities, net.................................             (11,525)              (8,058)
                                                                                     ----------           ----------
Net cash provided by operating activities..................................              23,599               28,607
                                                                                     ----------           ----------
Cash flows from investing activities:
     Capital expenditures..................................................             (12,707)             (10,012)
     Deal costs paid.......................................................              (1,114)                  --
     Proceeds from disposition of assets...................................                 730                  238
     Increase in investments...............................................              (4,937)                  --
                                                                                     -----------          ----------
Net cash used in investing activities......................................             (18,028)              (9,774)
                                                                                     ----------           ----------
Cash flows from financing activities:
     Repayment of long-term debt...........................................             (48,216)              (7,836)
     Deferred financing costs paid.........................................              (4,687)                  --
     Distributions to minority partners....................................                (478)                  --
     Purchases of treasury stock...........................................              (1,103)                 (45)
     Preferred stock dividends paid........................................                 (29)                 (29)
     Exercise of stock options.............................................                 231                   --
                                                                                     ----------           ----------
Net cash used in financing activities......................................             (54,282)              (7,910)
                                                                                     ----------           ----------
Net change in cash and cash equivalents....................................             (48,711)              10,923
Cash and cash equivalents, beginning of year...............................             202,908              161,661
                                                                                     ----------           ----------
Cash and cash equivalents, end of period...................................          $  154,197           $  172,584
                                                                                     ==========           ==========

Cash paid during the period for:
     Interest..............................................................          $    6,023           $    6,974
     Income taxes..........................................................          $    1,846           $    2,386





The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)

1. BASIS OF PRESENTATION

     Background
     Prior to January 1, 1997, Quest Diagnostics Incorporated and its subsidiaries (the "Company" or "Quest Diagnostics") was a wholly-owned subsidiary of Corning Incorporated ("Corning"). On December 31, 1996, Corning distributed all of the outstanding shares of common stock of the Company to the stockholders of Corning, with one share of common stock of the Company being distributed for each eight shares of outstanding common stock of Corning (the "Spin-Off Distribution").

     Basis of Presentation
     The interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. All such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit and are subject to year-end adjustments. Operating results for the interim period are not necessarily indicative of the results that may by expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998.

     Comprehensive Income
     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for the reporting and display of comprehensive income and its components in the financial statements. Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income was $8.8 million and $7.1 million for the three months ended March 31, 1999 and 1998, respectively.

     Earnings Per Share
     Basic net income per common share is calculated by dividing net income, less preferred stock dividends (approximately $30), by the weighted average number of common shares outstanding. Diluted net income per common share is calculated by dividing net income, less preferred stock dividends, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include outstanding stock options and restricted common shares granted under the Company's Employees Equity Participation Program.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)

2.   ACQUISITION OF SMITHKLINE BEECHAM'S CLINICAL LABORATORY TESTING BUSINESS

     On February 9, 1999, the Company signed a definitive agreement to acquire the clinical laboratory business of SmithKline Beecham plc ("SmithKline Beecham") for approximately $1.3 billion. The purchase price will be paid through the issuance of approximately 12.6 million shares of common stock of Quest Diagnostics and the payment of $1.025 billion of cash. The acquisition will be accounted for under the purchase method of accounting. Quest Diagnostics expects to close the transaction early in the second half of 1999. As a result, SmithKline Beecham will own approximately 29.5% of Quest Diagnostics' outstanding common stock. Under the terms of a stockholder agreement, SmithKline Beecham will initially have the right to designate two nominees to Quest Diagnostics' Board of Directors as long as SmithKline Beecham owns at least 20% of the outstanding common stock. (As long as SmithKline Beecham owns at least 10% but less than 20% of the outstanding common stock, it will have the right to designate one nominee.) Quest Diagnostics' Board of Directors is expected to expand to nine directors immediately following the closing. The stockholder agreement will also impose limitations on the right of SmithKline Beecham to sell or vote its shares and will prohibit SmithKline Beecham from purchasing in excess of 29.5% of the outstanding common stock of Quest Diagnostics.

     The issuance of 12.6 million shares of common stock to SmithKline Beecham in the transaction will be submitted to the stockholders of Quest Diagnostics for approval at the 1999 annual meeting of stockholders, which is scheduled to be held on June 29, 1999. The acquisition is also subject to the receipt of financing for the cash portion of the purchase price as well as the satisfaction of other customary closing conditions. Quest Diagnostics has received commitments for all of the financing necessary to complete the acquisition. Additionally, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act expired on March 25, 1999.

     In conjunction with this transaction, the Board of Directors of Quest Diagnostics approved an amendment to the preferred share purchase rights of the Quest Diagnostics common stock. The amendment would preclude stockholders from exercising their rights to purchase shares of common stock at a predefined price as a result of SmithKline Beecham owning the shares of common stock to be issued in the transaction or SmithKline Beecham's purchase of additional shares provided that SmithKline Beecham does not own more than 29.5% of the Company's outstanding common stock.

3.   COMMITMENTS AND CONTINGENCIES

     The Company has entered into several settlement agreements with various governmental and private payers during recent years relating primarily to industry-wide billing and marketing practices that had been substantially discontinued by early 1993. At present, government investigations of certain practices by Nichols Institute, a clinical laboratory company acquired in 1994, are ongoing. The Company has received notices of private claims relating to billing issues similar to those that were the subject of prior settlements with various governmental payers. In March 1997, a former subsidiary of Damon Corporation ("Damon"), an independent clinical laboratory acquired by Corning and contributed to Quest Diagnostics in 1993, was served a complaint in a purported class action. The complaint asserts claims relating to private reimbursement of billings by Damon that are similar to those that were part of a prior government settlement. While the ultimate outcome of these claims cannot be predicted, based on information currently available to the Company, management does not believe that exposure related to these claims or the remaining government investigations in excess of recorded reserves is material.

     Corning has agreed to indemnify the Company against all monetary settlements for any governmental claims relating to the billing practices of the Company and its predecessors based on investigations that were pending on December 31, 1996. Corning also agreed to indemnify the Company in respect of private claims relating to indemnified or previously settled government claims that alleged overbillings by Quest Diagnostics or any of its existing subsidiaries for services provided before January 1, 1997. Corning will indemnify Quest Diagnostics for 50% of the aggregate of all judgment or settlement payments made by December 31, 2001 that exceed $42 million. The 50% share will be limited to a total amount of $25 million and will be reduced to take into account any deductions or tax benefits realized by Quest Diagnostics. At March 31, 1999, the receivable from Corning totaled $14 million, which is management's best estimate of amounts which are probable of being received from Corning to satisfy the remaining indemnified governmental claims on an after-tax basis.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)

     At March 31, 1999, recorded reserves approximated $49.6 million, including $27.5 million in other long-term liabilities. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

4.  RESTRUCTURING RESERVES

     The Company has recorded charges for restructuring plans in previous years. Reserves relating to these programs totaled $11.1 million and $13.6 million at March 31, 1999 and December 31, 1998, respectively. Management believes that the costs of the restructuring plans will be financed through cash from operations and does not anticipate any significant impact on its liquidity as a result of the restructuring plans.

5.  COMMON STOCKHOLDERS' EQUITY

     Common Stock Purchase Program
     During February 1998, Quest Diagnostics' Board of Directors authorized a limited share purchase program which permits the Company to purchase up to $27 million of its outstanding common stock through 1999. Cumulative purchases under the program through March 31, 1999 total $14.1 million. The remaining shares held in treasury at March 31, 1999 are expected to be reissued in connection with certain employee benefit plans. The Company suspended purchases of its shares when it reached a preliminary understanding of the transaction with SmithKline Beecham on January 15, 1999.

     Unearned Compensation
     Under the Company's Employees Equity Participation Program, approximately 300 thousand shares of restricted stock were granted in 1998, primarily to executive employees. These shares were earned on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, which ranges primarily from three to four years. The market value of the shares awarded under the plan is recorded as unearned compensation and is amortized to compensation expense over the prescribed vesting period.

6.  SUMMARIZED FINANCIAL INFORMATION

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

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 1999

                                                                                 Non-
                                                              Subsidiary      Guarantor
                                                 Parent       Guarantors     Subsidiaries   Eliminations   Consolidated
                                               -----------    -----------    -----------    -----------    -----------
Net revenues................................   $   156,298    $   204,566    $    20,977    $        --    $   381,841

Costs and expenses:
   Cost of services.........................        98,657        116,194         12,144             --        226,995
   Selling, general and administrative......        60,567         58,572          7,874             --        127,013
   Interest expense, net....................         2,116          5,004            239             --          7,359
   Amortization of intangible assets........         3,026          1,955            113             --          5,094
   Royalty (income) expense.................       (17,340)        17,340             --             --             --
   Other, net...............................          (330)            45          1,587             --          1,302
                                               -----------    -----------    -----------    -----------    -----------
     Total..................................       146,696        199,110         21,957             --        367,763
                                               -----------    -----------    -----------    -----------    -----------
Income (loss) before taxes..................         9,602          5,456           (980)            --         14,078
Income tax expense .........................         3,529          2,981            135             --          6,645
Equity income from affiliates...............         1,360             --             --         (1,360)            --
                                               -----------    -----------    -----------    -----------    -----------
Net income (loss)...........................   $     7,433    $     2,475    $    (1,115)   $    (1,360)   $     7,433
                                               ===========    ===========    ===========    ===========    ===========

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 1998
                                                                                 Non-
                                                              Subsidiary      Guarantor
                                                 Parent       Guarantors     Subsidiaries   Eliminations   Consolidated
                                               -----------    -----------    -----------    ------------   -----------
Net revenues................................   $   154,208    $   206,834    $     6,833    $        --    $   367,875

Costs and expenses:
   Cost of services.........................        91,387        122,900          3,753             --        218,040
   Selling, general and administrative......        67,003         50,922          2,521             --        120,446
   Interest expense, net....................         2,619          6,341            154             --          9,114
   Amortization of intangible assets........         1,696          3,562            122             --          5,380
   Royalty (income) expense.................       (18,405)        18,405             --             --             --
   Other, net...............................           163              2          1,060             --          1,225
                                               -----------    -----------    -----------    -----------    -----------
     Total..................................       144,463        202,132          7,610             --        354,205
                                               -----------    -----------    -----------    -----------    -----------
Income (loss) before taxes..................         9,745          4,702           (777)            --         13,670
Income tax expense (benefit)................         6,659            469            (89)            --          7,039
Equity income from affiliates...............         3,545             --             --         (3,545)            --
                                               -----------    -----------    -----------    -----------    -----------
Net income (loss)...........................   $     6,631    $     4,233    $      (688)   $    (3,545)   $     6,631
                                               ===========    ===========    ===========    ===========    ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Balance Sheet
March 31, 1999

                                                                                Non-
                                                              Subsidiary    Guarantor
                                                 Parent       Guarantors   Subsidiaries    Eliminations   Consolidated
                                               -----------    ----------     -----------    -----------    -----------
Current assets:
Cash and cash equivalents...................   $   139,633    $    8,290     $     6,274    $        --    $   154,197
Accounts receivable, net....................        91,284       126,885          11,617             --        229,786
Other current assets........................        69,563        70,047           7,046             --        146,656
                                               -----------    ----------     -----------    -----------    -----------
   Total current assets.....................       300,480       205,222          24,937             --        530,639
Property, plant and equipment, net..........       100,573       131,547           9,175             --        241,295
Intangible assets, net .....................       165,691       323,847             246             --        489,784
Intercompany (payable) receivable...........       (46,884)       61,433         (14,549)            --             --
Investment in subsidiaries..................       415,942            --              --       (415,942)            --
Other assets................................        41,752         2,172          12,557             --         56,481
                                               -----------    ----------     -----------    -----------    -----------
   Total assets.............................   $   977,554    $  724,221     $    32,366    $  (415,942)   $ 1,318,199
                                               ===========    ==========     ===========    ============   ===========
Current liabilities:
Accounts payable and accrued expenses.......   $   154,146    $   90,477     $     8,136    $        --    $   252,759
Current portion of long-term debt...........        25,951        29,941             554             --         56,446
                                               -----------    ----------     -----------    -----------    -----------
   Total current liabilities................       180,097       120,418           8,690             --        309,205
Long-term debt..............................       166,472       186,444           7,271             --        360,187
Other liabilities...........................        53,698        10,629           7,193             --         71,520
Preferred stock.............................         1,000            --              --             --          1,000
Common stockholders' equity.................       576,287       406,730           9,212       (415,942)       576,287
                                               -----------    ----------     -----------    ------------   -----------
   Total liabilities and stockholders' equity  $   977,554    $  724,221     $    32,366    $  (415,942)   $ 1,318,199
                                               ===========    ==========     ===========    ============   ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Balance Sheet
December 31, 1998

                                                                                Non-
                                                              Subsidiary     Guarantor
                                                 Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                               -----------    -----------    -----------    -----------    -----------
Current assets:
Cash and cash equivalents...................   $   190,606    $     8,206    $     4,096    $        --    $   202,908
Accounts receivable, net....................        58,956        152,252          9,653             --        220,861
Other current assets........................        83,644         65,771          5,003             --        154,418
                                               -----------    -----------    -----------    -----------    -----------
   Total current assets.....................       333,206        226,229         18,752             --        578,187
Property, plant and equipment, net..........        94,042        137,352          8,995             --        240,389
Intangible assets, net .....................       168,781        325,665            275             --        494,721
Intercompany (payable) receivable...........       (35,853)        48,308        (12,455)            --             --
Investment in subsidiaries..................       412,283             --             --       (412,283)            --
Other assets................................        31,470          4,658         10,815             --         46,943
                                               ------------   -----------    -----------    -----------    -----------
   Total assets.............................   $ 1,003,929    $   742,212    $    26,382    $  (412,283)   $ 1,360,240
                                               ===========    ===========    ===========    ===========    ===========
Current liabilities:
Accounts payable and accrued expenses.......   $   171,206    $    82,475    $     4,340    $        --    $   258,021
Current portion of long-term debt...........        23,654         27,280            510             --         51,444
                                               -----------    -----------    -----------    -----------    -----------
   Total current liabilities................       194,860        109,755          4,850             --        309,465
Long-term debt..............................       190,712        214,557          8,157             --        413,426
Other liabilities...........................        50,427         13,645          5,347             --         69,419
Preferred stock.............................         1,000             --             --             --          1,000
Common stockholders' equity.................       566,930        404,255          8,028       (412,283)       566,930
                                               -----------    -----------    -----------    -----------    -----------
   Total liabilities and stockholders' equity  $ 1,003,929    $   742,212    $    26,382    $  (412,283)   $ 1,360,240
                                               ===========    ===========    ===========    ===========    ===========

                                       10

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (dollars in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 1999

                                                                                   Non-
                                                                Subsidiary      Guarantor
                                                   Parent       Guarantors     Subsidiaries   Eliminations   Consolidated
                                                 ------------   -----------    -----------    -----------    ------------
Cash flows from operating activities:
Net income (loss).............................   $     7,433    $     2,475    $    (1,115)   $    (1,360)   $     7,433
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating
activities:
   Depreciation and amortization..............         8,896          6,626            961             --         16,483
   Provision for doubtful accounts............         9,762          9,649            926             --         20,337
   Other, net.................................        13,795           (740)        (1,088)         1,360         13,327
Changes in operating assets and liabilities...       (51,058)        12,940          4,137             --        (33,981)
                                                 ------------   -----------    -----------    -----------    ------------
Net cash provided by (used in) operating
activities....................................       (11,172)        30,950          3,821             --         23,599
Net cash used in investing activities.........       (12,270)        (5,413)          (345)            --        (18,028)
Net cash used in financing activities.........       (27,531)       (25,453)        (1,298)            --        (54,282)
                                                 ------------   ------------   ------------   -----------    ------------
Net change in cash and cash equivalents.......       (50,973)            84          2,178             --        (48,711)
Cash and cash equivalents, beginning of year..       190,606          8,206          4,096             --        202,908
                                                 -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents, end of period......   $   139,633    $     8,290    $     6,274    $        --    $   154,197
                                                 ===========    ===========    ===========    ===========    ===========

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 1998
                                                                                  Non-
                                                                Subsidiary     Guarantor
                                                   Parent       Guarantors    Subsidiaries    Eliminations   Consolidated
                                                 -----------    -----------    -----------    -----------    -----------
Cash flows from operating activities:
Net income (loss).............................   $     6,631    $     4,233    $      (688)   $    (3,545)   $     6,631
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating
activities:
   Depreciation and amortization..............         7,290          9,652            379             --         17,321
   Provision for doubtful accounts............        13,609         10,035            186             --         23,830
   Other, net.................................        10,578            124            557             --         11,259
Changes in operating assets and liabilities...       (26,637)        (4,071)        (1,358)         1,632        (30,434)
                                                 -----------    -----------    -----------    -----------    -----------
Net cash provided by (used in) operating
activities....................................        11,471         19,973           (924)        (1,913)        28,607
Net cash used in investing activities.........        (7,448)        (4,218)           (21)         1,913         (9,774)
Net cash used in financing activities.........        (3,690)        (4,147)           (73)            --         (7,910)
                                                 -----------    -----------    -----------    -----------    -----------
Net change in cash and cash equivalents.......           333         11,608         (1,018)            --         10,923
Cash and cash equivalents, beginning of year..       123,052         35,527          3,082             --        161,661
                                                 -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents, end of period......   $   123,385    $    47,135    $     2,064    $        --    $   172,584
                                                 ===========    ===========    ===========    ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Three Months Ended March 31, 1999 Compared with Three Months Ended March 31, 1998. Net income for the three months ended March 31, 1999 increased from the prior year primarily as a result of a decrease in interest expense. 1998 net income includes a $2.5 million charge ($1.2 million, net of tax) recorded in selling, general and administrative expenses that represented the final costs associated with the Company's consolidation plan announced in December 1997.

     During the three months ended March 31, 1999, Quest Diagnostics introduced its new laboratory network management service, called QuestNet, to several managed care organizations. Under these arrangements, Quest Diagnostics assumes responsibility for all costs incurred by the managed care organizations for clinical laboratory services provided to their members, including testing performed by providers other than Quest Diagnostics. As the network manager, Quest Diagnostics is responsible for establishing and managing networks of clinical laboratory service providers. Contract revenues are generally shared among providers within the networks. Additionally, the costs, if any, associated with testing performed by providers outside the established network, are shared among the network of providers. Generally accepted accounting principles covering these types of arrangements require the Company to include, in both consolidated net revenues and expenses, the cost of testing covered under the contract which is performed by providers other than Quest Diagnostics. This method of accounting added $17.5 million to both net revenues and expenses during the three months ended March 31, 1999.


     Net Revenues

     Excluding the effect of QuestNet, net revenues decreased by $3.5 million, or 1% from the prior year level, principally due to a 7% decline in clinical testing volume, measured by the number of requisitions processed, partially offset by an improvement in average revenue per requisition processed of 6%. The volume decline was principally due to the impact of increased competition for managed care business, actions taken on unprofitable accounts and severe weather in certain service areas. While capitated volume declined, fee-for-service volume increased and had a favorable impact on average revenue per requisition processed.

     Costs and Expenses

     Total operating costs for the quarter, excluding the effect of QuestNet, declined $2.0 million from the year earlier period. Operating costs and expenses for 1998 include a $2.5 million charge ($1.2 million, net of tax) included in selling, general and administrative expenses that represented the final costs associated with the Company's consolidation plan announced in December 1997. Operating costs unrelated to volume increased during the quarter, principally due to additional investments in information technology and marketing capabilities.

     Excluding the effect of QuestNet, cost of services, which includes the costs of obtaining, transporting and testing specimens, decreased as a percentage of net revenues to 57.5% from 59.3% a year ago, primarily attributable to the increase in average revenue per requisition. Selling, general and administrative expenses, which includes the costs of the sales force, billing operations, bad debt expense and general management and administrative support, increased as a percentage of net revenues to 34.8%, excluding the effect of QuestNet, from 32.7% in the prior year. This increase was principally due to additional investments in information technology and marketing capabilities, offset by a reduction in bad debt expense from 6.5% of net revenues in the prior year to 5.6% of net revenues (excluding the effect of QuestNet) in the current year.

     Net interest expense decreased by $1.8 million from the prior year level primarily due to a decrease in the average amount of debt outstanding during 1999 as compared to the prior year period.

     Amortization of intangible assets decreased by $0.3 million compared to the prior year principally due to certain intangible assets becoming fully amortized.

     The Company's effective tax rate is significantly impacted by goodwill amortization, a majority of which is not deductible for tax purposes, and has the effect of increasing the overall tax rate.

Quantitative and Qualitative Disclosures About Market Risk

     The Company's primary exposure to market risk is from changes in interest rates. The Company does not believe that its foreign exchange exposure and related hedging program are material to the Company's financial position or results of operations. The Company addresses its risks through a controlled program of risk management that includes the use of derivative financial instruments. The Company does not hold or issue derivative financial instruments for trading purposes.

     Interest Rates

     At March 31, 1999 and December 31, 1998, the fair value of the Company's debt was estimated at approximately $429 million and $480 million, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. Such fair values exceeded the carrying value of the debt at March 31, 1999 and December 31, 1998 by approximately $12 million and $15 million, respectively. An assumed 10% increase in interest rates would potentially reduce the fair value of the Company's debt by approximately $9 million at both March 31, 1999 and December 31, 1998.

     The Company had $256 million of variable interest rate debt outstanding at March 31, 1999. An assumed 10% increase in interest rates would result in a $.2 million reduction in the Company's after-tax earnings and cash flows for the quarter ended March 31, 1999 based on debt levels as of March 31, 1999. The primary interest rate exposures on the variable interest rate debt are with respect to interest rates on United States dollars as quoted in the London interbank market.

Liquidity and Capital Resources

     Cash and cash equivalents at March 31, 1999 totaled $154.2 million, a decrease of $48.7 million from December 31, 1998. Cash flows from operating activities provided cash of $23.6 million, which was offset by investing and financing activities which required cash of $72.3 million. The decrease is primarily associated with the repayment of $48.2 million of debt, of which $35 million was paid ahead of schedule. Cash and cash equivalents at March 31, 1998 increased from December 31, 1997 by $10.9 million due to operating activities which provided cash of $28.6 million, partially offset by investing and financing activities which used cash of $17.7 million.

     Net cash from operating activities for 1999 was below the 1998 level, primarily due to increases in accounts receivable and increased payments associated with restructuring and other special charges. The number of days sales outstanding, a measure of billing and collection efficiency, was 54 days, adjusted for QuestNet, compared to 58 days at March 31, 1998 and December 31, 1998.

     Capital spending for the quarter was $12.7 million compared to $10.0 million for the same period in the prior year. Without giving effect to the acquisition of SmithKline Beecham's clinical laboratory testing business which is discussed below, the Company estimates that it will invest approximately $60 million during 1999 for capital expenditures, principally related to investments in information technology infrastructure and equipment and facility upgrades. *

     During the quarter the Company paid down $48.2 million of debt. Other than the reduction for outstanding letters of credit, which currently approximate $5.4 million, all of the revolving working capital credit facility is currently available for borrowing.

     During February 1998, Quest Diagnostics' Board of Directors authorized a limited share purchase program which permits the Company to purchase up to $27 million of its outstanding common stock through 1999. Cumulative purchases under the program through March 31, 1999 total $14.1 million. The program is intended to mitigate the dilutive impact to earnings per share of issuing new shares for the Company's employee benefit plans. The Company suspended purchases of its shares when it reached a preliminary understanding of the transaction with SmithKline Beecham plc on January 15, 1999.

     Acquisition of SmithKline Beecham's Clinical Laboratory Testing Business
     On February 9, 1999, the Company signed a definitive agreement to acquire the clinical laboratory business of SmithKline Beecham plc ("SmithKline Beecham") for approximately $1.3 billion. The purchase price will be paid through the issuance of approximately 12.6 million shares of common stock of Quest Diagnostics and the payment of $1.025 billion of cash. The acquisition will be accounted for under the purchase method of accounting. Quest Diagnostics expects to close the transaction early in the second half of 1999. As a result, SmithKline Beecham will own approximately 29.5% of Quest Diagnostics' outstanding common stock. Under the terms of a stockholder agreement, SmithKline Beecham will initially have the right to designate two nominees to Quest Diagnostics' board of directors as long as SmithKline Beecham owns at least 20% of the outstanding common stock. (As long as SmithKline Beecham owns at least 10% but less than 20% of the outstanding common stock, it will have the right to designate one nominee.) Quest Diagnostics' board of directors is expected to expand to nine directors immediately following the closing. The stockholder agreement will also impose limitations on the right of SmithKline Beecham to sell or vote its shares and will prohibit SmithKline Beecham from purchasing in excess of 29.5% of the outstanding common stock of Quest Diagnostics.

     The issuance of 12.6 million shares of common stock to SmithKline Beecham in the transaction will be submitted to the stockholders of Quest Diagnostics for approval at the 1999 annual meeting of stockholders, which is scheduled to be held on June 29, 1999. The acquisition is also subject to the receipt of financing for the cash portion of the purchase price as well as the satisfaction of other customary closing conditions. Quest Diagnostics has received commitments for all of the financing necessary to complete the acquisition. Additionally, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act expired on March 25, 1999.

     Under the terms of the agreement, Quest Diagnostics will acquire SmithKline Beecham's clinical laboratory testing business including its clinical testing operations, clinical trials testing, corporate health services, and laboratory information products businesses. SmithKline Beecham's national testing and service network consists of regional laboratories, specialty testing operations and its Genetics Testing Center, as well as a number of rapid-turnaround or "stat" laboratories, and patient service centers. As part of the transaction, SmithKline Beecham and Quest Diagnostics will enter into a long-term contract under which Quest Diagnostics will be the primary provider of testing to support SmithKline Beecham's clinical trials testing requirements worldwide. SmithKline Beecham will also indemnify Quest Diagnostics for potential liability arising from certain government and private claims.

--------
* These are forward-looking statements. See Item 1. "Business--Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1998 Annual Report on Form 10-K.

     SmithKline Beecham's clinical laboratory testing business is one of the three largest clinical laboratory networks in the United States, with approximately $1.6 billion in revenues from clinical laboratory testing during 1998. SmithKline Beecham has a strong presence in several regions in the United States, particularly the southeastern and western states, where Quest Diagnostics' presence is more limited. As a result of the acquisition, Quest Diagnostics will become the leading clinical laboratory provider in the country. Quest Diagnostics will have a much more extensive network of laboratories and patient service centers, with facilities in substantially all of the country's major metropolitan areas. After the acquisition, Quest Diagnostics also expects to generate significant net cost savings through elimination of infrastructure redundancies and sharing of core competencies. While management believes the acquisition will accelerate Quest Diagnostics' earnings growth rate, generate savings exceeding $100 million annually after three years, and be accretive to earnings in 2000 before anticipated charges related to the transaction, it is expected to have an adverse impact on profitability during the second half of 1999.*

     Management believes the acquisition will enhance Quest Diagnostics' ability to provide higher value for its customers in a cost-effective manner.* The acquisition will provide a broad range of benefits for customers, including: continued improvements in quality, convenience and accessibility; expanded test development for healthcare consumers; and more dynamic laboratory data and information products to help providers and insurers better manage their patients' health.*

     The Company is currently finalizing the terms of the external financing necessary to complete the pending acquisition and has received a joint commitment letter from two financial institutions. The financing commitment is sufficient to fund the cash portion of the purchase price and refinance the Credit Facility and, if necessary, the existing senior subordinated notes. The financing is expected to consist of a new senior secured credit facility that will include three term loans totaling $1.025 billion and a capital markets loan facility for up to $300 million. In addition, the new senior secured credit facility will include a $250 million revolving credit facility. Quest Diagnostics expects that less than $25 million of the revolving credit facility will be used to pay closing costs and to replace existing letters of credit and that the balance of the revolving credit facility will be available for borrowing.* In addition, Quest Diagnostics may explore alternative financing to the capital markets term loan facility through a concurrent private placement of senior subordinated notes. The final structure of the debt will depend upon market conditions at the time of closing. The Company believes that its debt will approximate $1.4 billion upon the closing of the acquisition, which is expected to occur early in the second half of 1999. * The Company believes the financing under the joint commitment letter will also provide sufficient financial flexibility and access to funds to meet seasonal working capital requirements, to fund capital expenditures and to fund additional growth opportunities for the foreseeable future.*

     Management believes that Quest Diagnostics' successful integration of SmithKline Beecham's clinical laboratory business and implementation of its business strategy, together with the indemnification by Corning and SmithKline Beecham against monetary fines, penalties or losses from outstanding government and other related claims, will enable it to generate strong cash flows.* Additionally, management believes that these actions will aid the Company in meeting the ongoing challenges in the clinical laboratory industry brought on by the growth in managed care and increased regulatory complexity.*

-------------

* These are forward-looking statements. See Item 1. "Business--Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1998 Annual Report on Form 10-K.

     Adjusted EBITDA

     Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization and non-recurring charges. Adjusted EBITDA for the three months ended March 31, 1999 was $37.9 million, or 9.9% of net revenues, compared to $40.1 million, or 10.9% of net revenues, in the prior year period. The decline is primarily attributable to the costs associated with the introduction of QuestNet, additional investments in information technology and marketing capabilities, and severe weather.

Year 2000 Readiness Disclosure

     The Year 2000 issue relates to the ability of computer systems and programs to properly recognize dates beginning January 1, 2000 and beyond. Also, the Year 2000 issue affects systems and equipment, such as security systems and elevators, that contain imbedded hardware or software that may be similarly date sensitive. As a result, business and governmental entities are at risk for possible miscalculations or system failures resulting from Year 2000 problems that may disrupt their operations.

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

Infrastructure - Includes computer hardware, systems software (other than application software) and voice and data network components. The inventory phase and the assessment phase, for all equipment and software supplied by vendors who have responded to the Company's inquiries, is complete. Also, significant progress has been made with regard to phases three, four and five of the Company's Year 2000 plan. All plans are on target with an expected completion of 95% by June 1999 and the remaining 5% to be completed during the fourth quarter of 1999. For those vendors that have not responded, contingency plans are scheduled to be completed during the third quarter of 1999.

Applications - Includes all applications software including, but not limited to, the Company's clinical laboratory systems, financial systems, billing systems, human resources systems, purchasing systems and customer interface systems. The inventory phase and the assessment phase for all applications are complete. The Company is in the process of repairing, replacing or upgrading non-compliant code, testing for compliance and implementing certified systems. 80% of the overall effort is currently completed with a scheduled completion date during the third quarter of 1999.

Laboratory Instruments - Includes all clinical diagnostic instrumentation in testing facilities. The inventory phase and the assessment phase, for all vendor responses received, is complete. The Company is in the process of repairing, replacing, or upgrading non-compliant instrumentation and testing for compliance. Approximately 75% of all instruments are Year 2000 ready and the Company expects over 95% will be compliant by mid-1999, with contingency plans in place for the remaining instruments.

Facilities - Includes all building facilities (e.g. air conditioning units, generators), property owners and building service providers (e.g. waste management, public utilities). The inventory phase and assessment phase, for all vendor responses received, is complete. Also, there has been significant progress made with regard to phases three, four and five of the Company's Year 2000 plan.

Desktop Environment - Includes the personal computer hardware and operating systems. The inventory and assessment phases are complete and the replacement platform has been identified. An outside vendor has been selected and retained to coordinate the desktop replacement program. The rollout has started with an expected completion date during the third quarter of 1999.

External Providers - Includes the process of identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 problem. The inventory phase and the assessment phase, for all vendor responses received, is complete. The Company is in the process of confirming that the suppliers' expected compliance dates have been met, and of obtaining any specific information omitted from earlier supplier responses. Contingency plans have been developed for all suppliers identified as critical to the Company's mission, and are being refined through dialog with the suppliers.

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

     Although each of the above seven areas is at a different stage of readiness, the Company has made significant progress to date towards completing its six-phase plan under its Year 2000 readiness program. The Year 2000 readiness program will be an ongoing process until all contacted parties have responded to Company requests for Year 2000 information. The Company is continuing to work internally and with external contractors, as needed, to complete the final phases of the program. The Company also continues to work with its external vendors, whose readiness is vital for a smooth transition into the Year 2000. In addition to the phases outlined above, the Company's plan also includes regular status presentations to the Audit and Finance Committee of the Board of Directors, and a special retention bonus plan for its key information systems employees, which is based on the success in making Quest Diagnostics' systems Year 2000 compliant. The Company's goal is to have all significant systems properly functioning and certified with respect to the Year 2000 during the third quarter of 1999.

     Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors and payers, the Company is unable to determine at this time whether the consequences of potential Year 2000 business disruptions will have a material impact on the Company's results of operations, liquidity and financial condition. The most reasonably likely worst case consequences of the Company or key vendors or payers not being ready by January 1, 2000 include, among other things, temporary business unit closures, delays in laboratory testing or delivery of laboratory testing results, inventory shortages and delays in collecting accounts receivable. Approximately 14% of the Company's annual net revenues are received from Medicare carriers. The Company could experience collection delays if Medicare or other large third party payers (such as insurance companies) experience Year 2000 problems. Medicare carriers are being required to implement new programs required by the 1997 Balanced Budget Act at the same time that they are attempting to make their systems Year 2000 compliant. In September 1998, the General Accounting Office reported that "HCFA and its contractors are severely behind schedule in repairing, testing and implementing the mission-critical systems supporting Medicare" and concluded that "it is highly unlikely that all of the Medicare systems will be compliant in time to ensure the delivery of uninterrupted benefits and services into the year 2000." However, HCFA is expected to develop contingency plans that may include making estimated payments to providers based on historical claims experience in the event of a system failure during 2000.*

     While the Company believes that its Year 2000 readiness program significantly reduces the potential adverse effect of any such disruptions, Quest Diagnostics cannot guarantee that the Year 2000 problem will not result in significant business disruptions. Specific factors that give rise to this uncertainty include the possible loss of technical resources to perform the remediation work, failure to identify all

-----------
* These are forward-looking statements. See Item 1. "Business--Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1998 Annual Report for Form 10-K.

susceptible systems, non-compliance by third-parties whose systems impact the Company, and other similar uncertainties.

     Concurrent with the plans described above, the Company is in the process of developing detailed contingency plans for each major area to mitigate the possible disruption in business operations. Contingency plans may include accepting estimated payments from customers and payers, making use of alternative vendors, stockpiling inventory and temporarily moving laboratory testing services. Most of the Company's regional laboratories have similar test menus and, with the adoption of standardized test codes and progress in other standardization initiatives (including billing and lab information systems), the Company has improved its ability to move laboratory specimens to an alternative site in the event that a regional laboratory experiences disruptions. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available. The Company's goal is to have contingency plans finalized during the third quarter of 1999. *

     Costs incurred through March 31, 1999 related to the Company's Year 2000 readiness program approximated $31 million, of which approximately $10 million was capitalized. Current estimates of the remaining costs are approximately $35 million to $50 million, of which approximately 50% to 60% will be capitalized. Capitalized costs principally represent the purchase of new software and hardware. These estimates are subject to potentially significant revisions as additional information, including vendor responses, becomes available. Costs related to the Company's Year 2000 readiness program have been, and are expected to continue being, funded by cash from operations.*





-----------------------------
* These are forward-looking statements. See Item 1. "Business--Cautionary Statement for Purposes of the `Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1998 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     There have been no material developments in any other of the government investigations or private claims reported.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:

         Exhibit Number      Description

         27                  Financial Data Schedule

     (b) Reports on Form 8-K:

         February 17, 1999
         March 26, 1999

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 14, 1999

Quest Diagnostics Incorporated


By /s/ Kenneth W. Freeman              Chairman of the Board,
   ----------------------------        Chief Executive Officer
    Kenneth W. Freeman                 and President


By /s/ Robert A. Hagemann              Vice President and
   ---------------------------         Chief Financial Officer
    Robert A. Hagemann