Form 10-Q
period 1999-06-30
QUEST DIAGNOSTICS INC
filed 1999-08-13
CIK 1022079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 1999
                         Commission file number 1-12215

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

--------------------------------------------------------------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                         -----      ------

As of July 30, 1999, there were outstanding 30,430,689 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Index to consolidated financial statements filed as part of this report:
                                                                                                 Page

       Consolidated Statements of Operations for the
       Three and Six Months Ended June 30, 1999 and 1998                                          2

       Consolidated Balance Sheets as of
       June 30, 1999 and December 31, 1998                                                        3

       Consolidated Statements of Cash Flows for the
       Six Months Ended June 30, 1999 and 1998                                                    4

       Notes to Consolidated Financial Statements                                                 5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

       Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                    12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations"

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                       -------------------------          -------------------------
                                                         JUNE 30,      JUNE 30,             JUNE 30,      JUNE 30,
                                                          1999           1998                 1999          1998
                                                       -----------   -----------          -----------   -----------
NET REVENUES.......................................    $   394,034   $   366,739          $   775,875   $   734,614

COSTS AND EXPENSES:
   Cost of services................................        225,659       217,806              452,654       435,846
   Selling, general and administrative.............        131,642       116,133              258,655       236,579
   Interest expense, net...........................          5,008         9,036               12,367        18,150
   Amortization of intangible assets...............          5,219         5,366               10,313        10,746
   Other, net......................................          1,999           139                3,301         1,364
                                                       -----------   -----------          -----------   -----------
     Total.........................................        369,527       348,480              737,290       702,685
                                                       -----------   -----------          -----------   -----------
INCOME BEFORE TAXES................................         24,507        18,259               38,585        31,929
INCOME TAX EXPENSE ................................         11,420         9,405               18,065        16,444
                                                       -----------   -----------          -----------   -----------
NET INCOME ........................................    $    13,087   $     8,854          $    20,520   $    15,485
                                                       ===========   ===========          ===========   ===========

Basic net income per common share..................    $      0.44   $      0.30          $      0.69   $      0.52
Diluted net income per common share................    $      0.43   $      0.29          $      0.67   $      0.51
Basic weighted average common shares outstanding...         29,920        29,783               29,819        29,736
Diluted weighted average common shares outstanding.         30,729        30,579               30,505        30,290


The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     June 30,           December 31,
                                                                                       1999                 1998
                                                                                   ------------         ------------
                                                                                   (unaudited)
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.............................................        $    148,478         $    202,908
     Accounts receivable, net of allowance of $68,766 and $70,701
         at June 30, 1999 and December 31, 1998, respectively..............             224,920              220,861
     Inventories...........................................................              32,923               31,164
     Deferred taxes on income..............................................              92,521               94,441
     Due from Corning Incorporated.........................................              14,015               16,000
     Prepaid expenses and other assets.....................................              14,950               12,813
                                                                                   ------------         ------------
         Total current assets..............................................             527,807              578,187
PROPERTY, PLANT AND EQUIPMENT, NET.........................................             243,107              240,389
INTANGIBLE ASSETS, NET.....................................................             482,813              494,721
OTHER ASSETS...............................................................              59,080               46,943
                                                                                   ------------         ------------
TOTAL ASSETS...............................................................        $  1,312,807         $  1,360,240
                                                                                   ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses.................................        $    239,224         $    242,285
     Current portion of long-term debt.....................................              61,452               51,444
     Income taxes payable..................................................              12,679               15,736
                                                                                   ------------         ------------
         Total current liabilities.........................................             313,355              309,465
LONG-TERM DEBT.............................................................             338,391              413,426
OTHER LIABILITIES..........................................................              63,243               69,419
COMMITMENTS AND CONTINGENCIES
PREFERRED STOCK............................................................               1,000                1,000
COMMON STOCKHOLDERS' EQUITY:
     Common stock, par value $0.01 per share; 100,000 shares authorized;
     30,359 and 30,241 shares issued at June 30, 1999
and December 31, 1998, respectively........................................                 304                  302
     Additional paid-in capital............................................           1,201,883            1,201,006
     Accumulated deficit...................................................            (603,051)            (623,514)
     Unearned compensation.................................................              (2,751)              (3,895)
     Accumulated other comprehensive income (loss).........................                 433               (3,038)
     Common stock in treasury, at cost; 214 shares at
         December 31, 1998.................................................                  --               (3,931)
                                                                                   ------------         ------------
         Total common stockholders' equity.................................             596,818              566,930
                                                                                   ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................        $  1,312,807         $  1,360,240
                                                                                   ============         ============

The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                         1999                 1998
                                                                                         ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................................          $   20,520           $   15,485
Adjustments to reconcile net income
to net cash provided by operating activities:
     Depreciation and amortization.........................................              33,146               34,497
     Provision for doubtful accounts.......................................              40,242               44,999
     Deferred income tax provision.........................................               6,300               13,096
     Other, net............................................................               4,636                3,735
     Changes in operating assets and liabilities:
         Accounts receivable...............................................             (44,481)             (49,868)
         Accounts payable and accrued expenses.............................               8,042                2,791
         Restructuring, integration and other special charges..............              (9,775)             (15,719)
         Due from Corning Incorporated and affiliates......................                  --                5,815
         Other assets and liabilities, net.................................              (6,024)             (13,645)
                                                                                     ----------           ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES..................................              52,606               41,186
                                                                                     ----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures..................................................             (25,938)             (19,457)
     Transaction costs.....................................................              (5,176)                  --
     Proceeds from disposition of assets...................................                 848                  460
     Increase in investments...............................................              (5,687)                (482)
                                                                                     ----------           ----------
NET CASH USED IN INVESTING ACTIVITIES......................................             (35,953)             (19,479)
                                                                                     ----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt...........................................             (64,991)             (25,730)
     Financing costs paid..................................................              (4,947)                  --
     Purchase of treasury stock............................................              (1,103)              (4,994)
     Distributions to minority partners....................................                (975)                  --
     Dividends paid........................................................                 (58)                 (58)
     Exercise of stock options.............................................                 991                  100
                                                                                     ----------           ----------
NET CASH USED IN FINANCING ACTIVITIES......................................             (71,083)             (30,682)
                                                                                     ----------           ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS....................................             (54,430)              (8,975)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............................             202,908              161,661
                                                                                     ----------           ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................          $  148,478           $  152,686
                                                                                     ==========           ==========

CASH PAID DURING THE PERIOD FOR:
     Interest..............................................................          $   19,259           $   21,960
     Income taxes..........................................................          $   11,148           $   11,699


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

     COMPREHENSIVE INCOME
     Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income was $24.0 million and $15.8 million for the six months ended June 30, 1999 and 1998, respectively. Comprehensive income was $15.2 million and $8.7 million for the quarter ended June 30, 1999 and 1998, respectively.

     EARNINGS PER SHARE
     Basic net income per common share is calculated by dividing net income, less preferred stock dividends (approximately $30 per quarter), by the weighted average number of common shares outstanding. Diluted net income per common share is calculated by dividing net income, less preferred stock dividends, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include outstanding stock options and restricted common shares granted under the Company's Employee Equity Participation Program.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

2.   ACQUISITION OF SMITHKLINE BEECHAM'S CLINICAL LABORATORY TESTING BUSINESS

     On February 9, 1999, the Company signed a definitive agreement to acquire the clinical laboratory business of SmithKline Beecham plc ("SmithKline Beecham") for approximately $1.3 billion. The purchase price will be paid through the issuance of approximately 12.6 million shares of common stock of Quest Diagnostics and the payment of $1.025 billion of cash. The acquisition will be accounted for under the purchase method of accounting. Quest Diagnostics expects to close the transaction in August 1999. As a result, SmithKline Beecham will own approximately 29.5% of Quest Diagnostics' outstanding common stock. Under the terms of a stockholder agreement, SmithKline Beecham will initially have the right to designate two nominees to Quest Diagnostics' Board of Directors as long as SmithKline Beecham owns at least 20% of the outstanding common stock. (As long as SmithKline Beecham owns at least 10% but less than 20% of the outstanding common stock, it will have the right to designate one nominee.) Quest Diagnostics' Board of Directors will expand to nine directors immediately following the close. The stockholder agreement will also impose limitations on the right of SmithKline Beecham to sell or vote its shares and prohibit SmithKline Beecham from purchasing in excess of 29.5% of the outstanding common stock of Quest Diagnostics. The transaction was approved by Quest Diagnostics' shareholders on June 29, 1999.

     In conjunction with this transaction, the Board of Directors of Quest Diagnostics approved an amendment to the preferred share purchase rights of the Quest Diagnostics common stock. Under the amendment, stockholders would not have the right to purchase shares of common stock at a predefined price as a result of SmithKline Beecham owning the shares of common stock to be issued in the transaction or SmithKline Beecham's purchase of additional shares provided that SmithKline Beecham does not own more than 29.5% of the Company's outstanding common stock.

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

     Corning has agreed to indemnify the Company against all monetary settlements for any governmental claims relating to the billing practices of the Company and its predecessors based on investigations that were pending on December 31, 1996. Corning also agreed to indemnify the Company in respect of private claims relating to indemnified or previously settled government claims that alleged overbillings by Quest Diagnostics or any of its existing subsidiaries for services provided before January 1, 1997. Corning will indemnify Quest Diagnostics in respect of private claims for 50% of the aggregate of all judgment or settlement payments made by December 31, 2001 that exceed $42 million. The 50% share will be limited to

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

a total amount of $25 million and will be reduced to take into account any deductions or tax benefits realized by Quest Diagnostics. At June 30, 1999, the receivable from Corning totaled $14 million, which is management's best estimate of amounts which are probable of being received from Corning to satisfy the remaining indemnified governmental claims on an after-tax basis.

     At June 30, 1999, recorded reserves approximated $49.8 million, including $18.8 million in other long-term liabilities. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

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

4.  RESTRUCTURING RESERVES

     The Company has recorded charges for restructuring plans in previous years. Reserves relating to these programs totaled $9.1 million and $13.6 million at June 30, 1999 and December 31, 1998, respectively. Management believes that the costs of the restructuring plans will be financed through cash from operations and does not anticipate any significant impact on its liquidity as a result of the restructuring plans.

5.  COMMON STOCKHOLDERS' EQUITY

     COMMON STOCK PURCHASE PROGRAM
     During February 1998, Quest Diagnostics' Board of Directors authorized a limited share purchase program which permits the Company to purchase up to $27 million of its outstanding common stock through 1999. Shares purchased under the program are expected to be reissued in connection with certain employee benefit plans. Cumulative purchases under the program through June 30, 1999 total $14.1 million. The Company suspended purchases of its shares when it reached a preliminary understanding of the transaction with SmithKline Beecham on January 15, 1999.

     UNEARNED COMPENSATION
     Under the Company's Employee Equity Participation Program, approximately 300 thousand shares of restricted stock were granted in 1998, primarily to executive employees. These shares were earned on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, which ranges primarily from three to four years. The market value of the shares awarded under the plan is recorded as unearned compensation and is amortized to compensation expense over the prescribed vesting period. Due to change in control provisions included in the restricted stock grant agreements, the remaining restricted shares will immediately vest upon the close of the transaction with SmithKline Beecham.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


6.  SUMMARIZED FINANCIAL INFORMATION

     The Company's 10 3/4% senior subordinated notes due 2006 are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by substantially all of the Company's wholly-owned, domestic subsidiaries ("Subsidiary Guarantors"). The non-guarantor subsidiaries are foreign and less than wholly-owned subsidiaries.

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


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1999

                                                              Subsidiary   Non-Guarantor
                                                 Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                 ------       ----------    ------------   ------------   ------------
Net revenues................................   $   316,205    $   415,899    $    43,771    $        --    $   775,875

Costs and expenses:
   Cost of services.........................       195,665        231,908         25,081             --        452,654
   Selling, general and administrative......       125,820        116,790         16,045             --        258,655
   Interest expense, net....................         2,543          9,387            437             --         12,367
   Amortization of intangible assets........         3,821          6,292            200             --         10,313
   Royalty (income) expense.................       (35,480)        35,480             --             --             --
   Other, net...............................          (372)            49          3,624             --          3,301
                                               -----------    -----------    -----------    -----------    -----------
     Total..................................       291,997        399,906         45,387             --        737,290
                                               -----------    -----------    -----------    -----------    -----------
Income (loss) before taxes..................        24,208         15,993         (1,616)            --         38,585
Income tax expense..........................         8,634          8,961            470             --         18,065
Equity income from affiliates...............         4,946             --             --         (4,946)            --
                                               -----------    -----------    -----------    -----------    -----------
Net income (loss)...........................   $    20,520    $     7,032    $    (2,086)   $    (4,946)   $    20,520
                                               ===========    ===========    ===========    ===========    ===========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1998
                                                              Subsidiary   Non-Guarantor
                                                 Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                 ------       ----------    ------------   ------------   ------------
Net revenues................................   $   304,085    $   416,555    $    13,974    $        --    $   734,614

Costs and expenses:
   Cost of services.........................       178,800        249,761          7,285             --        435,846
   Selling, general and administrative......       131,025         99,904          5,650             --        236,579
   Interest expense, net....................         5,307         12,549            294             --         18,150
   Amortization of intangible assets........         3,385          7,153            208             --         10,746
   Royalty (income) expense.................       (36,987)        36,987             --             --             --
   Other, net...............................          (317)             7          1,674             --          1,364
                                               -----------    -----------    -----------    -----------    -----------
     Total..................................       281,213        406,361         15,111             --        702,685
                                               -----------    -----------    -----------    -----------    -----------
Income (loss) before taxes..................        22,872         10,194         (1,137)            --         31,929
Income tax expense..........................        15,553            886              5             --         16,444
Equity income from subsidiaries.............         8,166             --             --         (8,166)            --
                                               -----------    -----------    -----------    -----------    -----------
Net income (loss)...........................   $    15,485    $     9,308    $    (1,142)   $    (8,166)   $    15,485
                                               ===========    ===========    ===========    ===========    ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 1999

                                                              Subsidiary   Non-Guarantor
                                                 Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                 ------       ----------    ------------   ------------   ------------
Current assets:
Cash and cash equivalents...................   $   134,240    $    9,339     $     4,899    $        --    $   148,478
Accounts receivable, net....................        89,705       123,643          11,572             --        224,920
Other current assets........................        80,390        67,121           6,898             --        154,409
                                               -----------    ----------     -----------    -----------    -----------
   Total current assets.....................       304,335       200,103          23,369             --        527,807
Property, plant and equipment, net..........       104,246       129,114           9,747             --        243,107
Intangible assets, net .....................       164,126       318,442             245             --        482,813
Intercompany (payable) receivable...........       (43,664)       60,817         (17,153)            --             --
Investment in subsidiaries..................       418,917            --              --       (418,917)            --
Other assets................................        43,634         3,517          11,929             --         59,080
                                               -----------    ----------     -----------    -----------    -----------
   Total assets.............................   $   991,594    $  711,993     $    28,137    $  (418,917)   $ 1,312,807
                                               ===========    ==========     ===========    ===========    ===========
Current liabilities:
Accounts payable and accrued expenses.......   $   162,878    $   80,486     $     8,539    $        --    $   251,903
Current portion of long-term debt...........        28,249        32,604             599             --         61,452
                                               -----------    ----------     -----------    -----------    -----------
   Total current liabilities................       191,127       113,090           9,138             --        313,355
Long-term debt..............................       158,267       176,957           3,167             --        338,391
Other liabilities...........................        44,382        10,659           8,202             --         63,243
Preferred stock.............................         1,000            --              --             --          1,000
Common stockholders' equity.................       596,818       411,287           7,630       (418,917)       596,818
                                               -----------    ----------     -----------    -----------    -----------
   Total liabilities and stockholders'
     equity.................................   $   991,594    $  711,993     $    28,137    $  (418,917)   $ 1,312,807
                                               ===========    ==========     ===========    ===========    ===========

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1998

                                                              Subsidiary   Non-Guarantor
                                                 Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                 ------       ----------    ------------   ------------   ------------
Current assets:
Cash and cash equivalents...................   $   190,606    $     8,206    $     4,096    $        --    $   202,908
Accounts receivable, net....................        58,956        152,252          9,653             --        220,861
Other current assets........................        83,644         65,771          5,003             --        154,418
                                               -----------    -----------    -----------    -----------    -----------
   Total current assets.....................       333,206        226,229         18,752             --        578,187
Property, plant and equipment, net..........        94,042        137,352          8,995             --        240,389
Intangible assets, net .....................       168,781        325,665            275             --        494,721
Intercompany (payable) receivable...........       (35,853)        48,308        (12,455)            --             --
Investment in subsidiaries..................       412,283             --             --       (412,283)            --
Other assets................................        31,470          4,658         10,815             --         46,943
                                               ------------   -----------    -----------    -----------    -----------
   Total assets.............................   $ 1,003,929    $   742,212    $    26,382    $  (412,283)   $ 1,360,240
                                               ===========    ===========    ===========    ===========    ===========
Current liabilities:
Accounts payable and accrued expenses.......   $   171,206    $    82,475    $     4,340    $        --    $   258,021
Current portion of long-term debt...........        23,654         27,280            510             --         51,444
                                               -----------    -----------    -----------    -----------    -----------
   Total current liabilities................       194,860        109,755          4,850             --        309,465
Long-term debt..............................       190,712        214,557          8,157             --        413,426
Other liabilities...........................        50,427         13,645          5,347             --         69,419
Preferred stock.............................         1,000             --             --             --          1,000
Common stockholders' equity.................       566,930        404,255          8,028       (412,283)       566,930
                                               -----------    -----------    -----------    -----------    -----------
   Total liabilities and stockholders'
     equity.................................   $ 1,003,929    $   742,212    $    26,382    $  (412,283)   $ 1,360,240
                                               ===========    ===========    ===========    ===========    ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999

                                                              Subsidiary   Non-Guarantor
                                                 Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                 ------       ----------    ------------   ------------   ------------
Cash flows from operating activities:
Net income (loss).............................   $    20,520    $     7,032    $    (2,086)   $    (4,946)   $    20,520
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
   Depreciation and amortization..............        15,479         15,773          1,894             --         33,146
   Provision for doubtful accounts............        19,319         18,875          2,048             --         40,242
   Other, net.................................         3,817            985          1,188          4,946         10,936
Changes in operating assets and liabilities...       (56,532)           448          3,846             --        (52,238)
                                                 -----------    -----------    -----------    -----------    -----------
Net cash provided by operating activities.....         2,603         43,113          6,890             --         52,606
Net cash used in investing activities.........       (26,008)        (9,704)          (241)            --        (35,953)
Net cash used in financing activities.........       (32,961)       (32,276)        (5,846)            --        (71,083)
                                                 -----------    -----------    -----------    -----------    -----------
Net change in cash and cash equivalents.......       (56,366)         1,133            803             --        (54,430)
Cash and cash equivalents, beginning of year..       190,606          8,206          4,096             --        202,908
                                                 -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents, end of period......   $   134,240    $     9,339    $     4,899    $        --    $   148,478
                                                 ===========    ===========    ===========    ===========    ===========

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1998

                                                                Subsidiary   Non-Guarantor
                                                   Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                   ------       ----------    ------------   ------------   ------------
Cash flows from operating activities:
Net income (loss).............................   $    15,485    $     9,308    $    (1,142)   $    (8,166)   $    15,485
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating
activities:
   Depreciation and amortization..............        14,414         19,343            740             --         34,497
   Provision for doubtful accounts............        25,522         19,075            402             --         44,999
   Other, net.................................        16,725            632           (526)            --         16,831
Changes in operating assets and liabilities...       (72,797)           498            162          1,511        (70,626)
                                                 -----------    -----------    -----------    -----------    -----------
Net cash (used in) provided by operating
   activities.................................          (651)        48,856           (364)        (6,655)        41,186
Net cash used in investing activities.........       (16,931)        (9,146)           (57)         6,655        (19,479)
Net cash used in financing activities.........       (16,868)       (13,633)          (181)            --        (30,682)
                                                 -----------    -----------    -----------    -----------    -----------
Net change in cash and cash equivalents.......       (34,450)        26,077           (602)            --         (8,975)
Cash and cash equivalents, beginning of year..       123,052         35,527          3,082             --        161,661
                                                 -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents, end of period......   $    88,602    $    61,604    $     2,480    $        --    $   152,686
                                                 ===========    ===========    ===========    ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF SMITHKLINE BEECHAM'S CLINICAL LABORATORY TESTING BUSINESS

     On February 9, 1999, the Company signed a definitive agreement to acquire the clinical laboratory business of SmithKline Beecham for approximately $1.3 billion. The purchase price will be paid through the issuance of approximately
12.6 million shares of common stock of Quest Diagnostics and the payment of $1.025 billion of cash. The acquisition will be accounted for under the purchase method of accounting. Quest Diagnostics expects to close the transaction in August 1999. As a result, SmithKline Beecham will own approximately 29.5% of Quest Diagnostics' outstanding common stock. Under the terms of a stockholder agreement, SmithKline Beecham will initially have the right to designate two nominees to Quest Diagnostics' Board of Directors as long as SmithKline Beecham owns at least 20% of the outstanding common stock. (As long as SmithKline Beecham owns at least 10% but less than 20% of the outstanding common stock, it will have the right to designate one nominee.) Quest Diagnostics' Board of Directors will expand to nine directors immediately following the close. The stockholder agreement will also impose limitations on the right of SmithKline Beecham to sell or vote its shares and prohibit SmithKline Beecham from purchasing in excess of 29.5% of the outstanding common stock of Quest Diagnostics.

     Under the terms of the agreement, Quest Diagnostics will acquire SmithKline Beecham's clinical laboratory testing business including its domestic and foreign clinical testing operations, clinical trials testing, corporate health services, and laboratory information products businesses. SmithKline Beecham's national testing and service network consists of regional laboratories, specialty testing operations and its National Esoteric Testing Center, as well as a number of rapid-turnaround or "stat" laboratories, and patient service centers. As part of the transaction, SmithKline Beecham and Quest Diagnostics will enter into a long-term contract under which Quest Diagnostics will be the primary provider of testing to support SmithKline Beecham's clinical trials testing requirements worldwide. In addition, SmithKline Beecham has agreed to indemnify Quest Diagnostics for potential liabilities arising from certain government and private claims.

     On July 1, 1999, Quest Diagnostics announced that the anticipated closing of the transaction with SmithKline Beecham was delayed due to continuing negotiations regarding SmithKline Beecham's rights and access to Quest Diagnostics' proprietary clinical laboratory database. On August 9, 1999, Quest Diagnostics announced that all agreements required to complete the acquisition had been finalized by Quest Diagnostics and SmithKline Beecham. As part of the agreement, Quest Diagnostics has granted SmithKline Beecham certain non-exclusive rights to use its clinical laboratory information database. In addition, Quest Diagnostics will receive a minority interest in a company that SmithKline Beecham will form to sell health care information products and services through various channels, including the Internet.

     On August 10, 1999, Quest Diagnostics announced that due to unsatisfactory conditions in the high yield market, it would not proceed with its planned offering of new senior subordinated notes at this time. The Company plans to utilize its fully committed senior credit facility to provide the funds required to complete the acquisition.

     Quest Diagnostics believes that the acquisition will establish the Company as the leader of the clinical laboratory testing industry and provide a range of benefits. As the leading national provider with the most extensive network of laboratories and patient service centers throughout the United States, Quest Diagnostics will be able to further enhance patient access and customer service. The acquisition will improve the Company's ability to pursue profitable growth opportunities, including direct contracting with employers for laboratory services, clinical trials testing for pharmaceutical companies, testing and management services for hospitals, and genetic and other esoteric testing. Quest Diagnostics believes that the acquisition will accelerate innovation and create the largest clinical laboratory database in the world, which can be used to help providers and insurers to better manage their patients' health. Finally, Quest Diagnostics believes that the acquisition will provide the Company with opportunities to achieve significant cost savings by consolidating operations and activities, including redundant facilities, applying best practices and utilizing its service infrastructure more efficiently.*

     Management believes the acquisition will accelerate Quest Diagnostics' earnings growth rate, generate savings exceeding $100 million annually after three years, and be accretive to earnings in 2000 before special charges related to the transaction. However, it is expected to have an adverse impact on profitability during the first year after the closing of the acquisition.*

FINANCING OF THE TRANSACTIONS

     On May 25, 1999, Quest Diagnostics commenced an offer to purchase all of its existing 10 3/4% notes. It also solicited consents from the holders of the 10 3/4% notes to amend the 10 3/4% notes' indenture to eliminate substantially all the restrictive covenants. As of August 11, 1999, Quest Diagnostics received consents representing over 98% of the principal amount of the 10 3/4% notes. The tender offer has been extended to August 26, 1999. The offer remains subject to Quest Diagnostics obtaining adequate financing on terms satisfactory to the Company to pay all amounts due under the tender offer.*

     The Company is currently finalizing the terms of the external financing necessary to complete the pending acquisition. Quest Diagnostics will use the borrowings under a new senior secured credit facility to fund the cash purchase price and related transaction costs of the acquisition, and to repay its existing bank debt plus interest.

     The new credit facility is expected to include the following facilities: a $250 million six-year revolving credit facility; a $400 million six-year amortizing term loan; a $325 million seven-year term loan with minimal amortization until the seventh year; a $300 million eight-year term loan with minimal amortization until the eighth year; and a $300 million two-year capital markets term loan which does not amortize. The commitment under the capital markets loan will expire to the extent it is not borrowed at closing. Up to $75 million of the revolving credit facility may be used for letters of credit. Quest Diagnostics expects to borrow approximately $1.025 billion under the term loans and $50 million under the capital markets loan.* At closing, Quest Diagnostics expects that approximately $75 million of the revolving credit facility will be used to pay closing costs and to replace existing letters of credit and that the balance of the revolving credit facility will be available for borrowing.* Subsequent to the transaction with SmithKline Beecham, Quest Diagnostics expects to refinance the amounts borrowed under the capital markets facility and its existing 10 3/4% senior subordinated notes.* The new credit facility will be secured by substantially all tangible and intangible assets of Quest Diagnostics and by a guarantee from, and a pledge of all capital stock and tangible and intangible assets of, all of Quest Diagnostics' present and future wholly owned domestic subsidiaries other than certain joint ventures. The borrowings under the new credit agreement will rank senior in priority of repayment to any subordinated indebtedness. Interest will be based on certain published rates plus an applicable margin which will vary depending on the financial performance of Quest Diagnostics. The interest rates under the credit facility will be 25 basis points higher during the period that the capital markets loan is outstanding. The credit agreement will require Quest Diagnostics to maintain interest rate hedge agreements covering a notional amount of not less than 50% of its net funded debt. The credit agreement is expected to contain various covenants and conditions including the maintenance of certain financial ratios and tests, and restrict the ability of Quest Diagnostics to, among other things, incur additional indebtedness


----------
* THESE ARE FORWARD-LOOKING STATEMENTS. SEE ITEM 1. "BUSINESS--CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" CONTAINED IN THE COMPANY'S 1998 ANNUAL REPORT ON FORM 10-K.

and pay dividends on its common stock. Depending on market conditions at the time of the consummation of the new credit facility, the terms, interest rates and amounts borrowed under the new credit facility may vary from that indicated above.*

     The Company believes the financing under the new credit facility will provide sufficient financial flexibility and access to funds to finance the costs to integrate the businesses of Quest Diagnostics and SBCL, to meet seasonal working capital requirements, to fund capital expenditures and to fund additional growth opportunities for the foreseeable future.*

     Management believes that Quest Diagnostics' successful integration of SmithKline Beecham's clinical laboratory business and implementation of its business strategy, together with the indemnification by Corning and SmithKline Beecham against monetary fines, penalties or losses from outstanding government and other related claims, will enable it to generate strong cash flows.* Additionally, management believes that these actions will aid the Company in meeting the ongoing challenges in the clinical laboratory industry brought on by the growth in managed care and increased regulatory complexity.*

RESULTS OF OPERATIONS

     Net income for the three and six months ended June 30, 1999 increased from the prior year primarily as a result of improvements in gross margins and reductions in net interest expense, offset by increases in selling, general and administrative expenses and other, net. Net income for the three and six months ended June 30, 1999 includes $1.9 million of interest income ($1.2 million, net of tax) associated with a favorable state tax settlement. Net income for the six months ended June 30, 1998 includes a $2.5 million charge ($1.2 million, net of tax) recorded in selling, general and administrative expenses that represented the final costs associated with the Company's consolidation plan announced in December 1997.

     Results for the three and six months ended June 30, 1999 include the effects of QuestNet, the company's laboratory network management service. As laboratory network manager, Quest Diagnostics includes in its consolidated revenues and expenses the cost of testing performed by third parties. This accounting requirement added $15.4 million and $32.8 million to reported revenues and expenses for the three and six months ended June 30, 1999, respectively.

     NET REVENUES

     Excluding the effect of QuestNet, net revenues for the second quarter increased by $11.9 million, or 3.2% from the prior year level, principally due to a 7.6% improvement in average revenue per requisition, partially offset by a 3.9% decline in clinical testing volume, measured by the number of requisitions processed. While the volume of clinical testing declined in the second quarter of 1999, as compared to 1998, this represents an improvement from the first quarter of 1999 in which volume declined by 7.3%, as compared to the prior year period. Net revenues for the first half of 1999 (adjusted for QuestNet) increased $8.4 million or 1.1% from the prior year level, principally due to a 6.8% improvement in average revenue per requisition, partially offset by a 5.6% decline in clinical testing volume.

     The increases in average revenue per requisition, for both the second quarter and the first half of 1999, are due primarily to a number of factors, including: a shift from capitated volume to fee-for-service volume; contract renewals and new business negotiated on more favorable terms as part of our account

----------
* THESE ARE FORWARD-LOOKING STATEMENTS. SEE ITEM 1. "BUSINESS--CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" CONTAINED IN THE COMPANY'S 1998 ANNUAL REPORT ON FORM 10-K.

profitability strategy; and higher value-added test offerings. The volume declines were principally due to the impact of increased competition for managed care business, actions taken on unprofitable accounts and severe weather in the first quarter of 1999 in certain service areas.

     COSTS AND EXPENSES

     Total operating costs for the second quarter and the first half of 1999, excluding the effect of QuestNet, increased by $7.9 million and $6.1 million, respectively, from the year earlier periods. Operating costs and expenses for 1998 included a first quarter charge of $2.5 million ($1.2 million, net of tax) in selling, general and administrative expenses that represented the final costs associated with the Company's consolidation plan announced in December 1997. Operating costs unrelated to volume increased during the quarter and first half of 1999, principally due to additional investments in information technology and sales and marketing capabilities, litigation expenses and employee compensation costs, including severance.

     Excluding the effect of QuestNet, cost of services, which includes the costs of obtaining, transporting and testing specimens, decreased during the second quarter as a percentage of net revenues to 55.5% from 59.4% a year ago. Cost of services in the first half of 1999, adjusted for QuestNet, decreased as a percentage of net revenues to 56.5% from 59.3% in the prior year. These decreases are primarily attributable to the increase in average revenue per requisition. Selling, general and administrative expenses, which includes the costs of the sales force, billing operations, bad debt expense and general management and administrative support, increased during the quarter as a percentage of net revenues to 34.8%, excluding the effect of QuestNet, from 31.7% in the prior year. For the first half of 1999, selling, general and administrative expenses increased as a percentage of net revenues, excluding the effect of QuestNet, to 34.8% from 32.2% in the prior year. These increases were principally due to additional investments in information technology and sales and marketing capabilities, litigation expenses and employee compensation costs, including severance. These increases were partially offset by a reduction in bad debt expense. During the second quarter bad debt expense improved to 5.3% of net revenues (excluding the effect of QuestNet) from 5.8% of net revenues in the prior year. For the first half of 1999, bad debt expense improved to 5.4% of net revenues (excluding the effect of QuestNet) from 6.1% of net revenues in the prior year.

     Net interest expense decreased from the prior year by $4.0 million and $5.8 million for the second quarter and first half of 1999, respectively. Net interest expense for the three and six months ended June 30, 1999 includes $1.9 million of interest income associated with a favorable state tax settlement. The remaining decrease in net interest expense for the second quarter and first half of 1999 is primarily attributable to a decrease in the average amount of debt outstanding during 1999 as compared to the prior year period.

     Other, net for the second quarter and first half of 1999 increased from the prior year level, primarily due to an increase in minority partners' share of income.

     The Company's effective tax rate is significantly impacted by goodwill amortization, a majority of which is not deductible for tax purposes, and has the effect of increasing the overall tax rate.

     ADJUSTED EBITDA

     Adjusted EBITDA represents earnings before interest, taxes, depreciation, amortization and non-recurring charges. Adjusted EBITDA for the three months ended June 30, 1999 improved to $46.2 million, or 12.2% of net revenues (adjusted for QuestNet), from $44.5 million, or 12.1% of net revenues, in the prior year period. Adjusted EBITDA for the six months ended June 30, 1999 was $84.1 million, or 11.3% of net revenues (adjusted for QuestNet), compared to $87.1 million last year, adjusted for special charges, or 11.9% of net revenues. The decline for the six month period is principally due to the additional costs associated with the introduction of QuestNet and investments in information technology and sales and marketing capabilities.

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

     INTEREST RATES

     At June 30, 1999 and December 31, 1998, the fair value of the Company's debt was estimated at approximately $410 million and $480 million, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. Such fair values exceeded the carrying value of the debt at June 30, 1999 and December 31, 1998 by approximately $10 million and $15 million, respectively. An assumed 10% increase in interest rates would potentially reduce the fair value of the Company's debt by approximately $8 million and $9 million at June 30, 1999 and December 31, 1998, respectively.

     The Company had $243 million of variable interest rate debt outstanding at June 30, 1999. An assumed 10% increase in interest rates would result in a $0.4 million reduction in the Company's after-tax earnings and cash flows for the six months ended June 30, 1999 based on debt levels as of June 30, 1999. The primary interest rate exposures on the variable interest rate debt are with respect to interest rates on United States dollars as quoted in the London interbank market.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at June 30, 1999 totaled $148.5 million, a decrease of $54.4 million from December 31, 1998. The decrease is primarily associated with the repayment of $65.0 million of debt, of which $35 million was paid ahead of schedule, and the payment of $10.1 million of transaction expenses associated with the acquisition and financing of the transaction with SmithKline Beecham. Cash flows from operating activities provided cash of $52.6 million, which was offset by investing and financing activities which required cash of $107.0 million. Cash and cash equivalents at June 30, 1998 decreased from December 31, 1997 by $9.0 million due to operating activities which provided cash of $41.2 million, offset by investing and financing activities which used cash of $50.2 million.

     Net cash from operating activities for 1999 was $11.4 million higher than the 1998 level. The increase is primarily the result of an increase in net earnings, decreased payments associated with restructuring and other special charges and changes in accounts payable and accrued expenses and other assets and liabilities. The impact of these changes was partially offset by changes in the Company's deferred tax position. The number of days sales outstanding, a measure of billing and collection efficiency, was 54 days, adjusted for QuestNet, compared to 61 days at June 30, 1998 and 54 days in the first quarter. The number of days sales outstanding was 58 days at December 31, 1998.

     Increased spending on investing activities is principally related to an increase in capital expenditures, the payment of transaction costs associated with the acquisition of SmithKline Beecham's clinical laboratory business and an increase in investments. Capital spending for the first half of 1999 was $25.9 million compared to $19.5 million for the same period in the prior year. Without giving effect to the acquisition of SmithKline Beecham's clinical laboratory testing business, the Company estimates that it will invest approximately $60 million during 1999 for capital expenditures, principally related to investments in information technology infrastructure and equipment and facility upgrades. * The increase in investments is principally associated with investments to fund certain benefit plans and contributions to the Company's Arizona joint venture.

     During the first half of 1999, the Company repaid $65.0 million of debt, of which $35 million was paid ahead of schedule, paid $4.9 million of costs associated with the financing of the transaction with SmithKline Beecham and repurchased $1.1 million of its common stock. Other than the reduction for outstanding letters of credit, which currently approximate $17 million, all of the revolving working capital credit facility was available for borrowing.

     During February 1998, Quest Diagnostics' Board of Directors authorized a limited share purchase program which permits the Company to purchase up to $27 million of its outstanding common stock through 1999. Cumulative purchases under the program through June 30, 1999 total $14.1 million. The program is intended to mitigate the dilutive impact to earnings per share of issuing new shares for the Company's employee benefit plans. The Company suspended purchases of its shares when it reached a preliminary understanding of the transaction with SmithKline Beecham plc on January 15, 1999. To the extent permitted under the Company's new credit facility and its existing senior subordinated notes, the Company plans to purchase additional shares of its common stock through the remainder of 1999.

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

INFRASTRUCTURE - Includes computer hardware, systems software (other than application software) and voice and data network components. The inventory phase and the assessment phase, for all equipment and software supplied by vendors who have responded to the Company's inquiries, is complete. Also, the Company has completed over 95% of the activities for phases three, four and five of the Company's Year 2000 plan. The remaining activities are scheduled for completion during the third and fourth quarter

----------
* THESE ARE FORWARD-LOOKING STATEMENTS. SEE ITEM 1. "BUSINESS--CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" CONTAINED IN THE COMPANY'S 1998 ANNUAL REPORT ON FORM 10-K.

of 1999. For those vendors that have not responded, contingency plans are scheduled to be completed during the third quarter of 1999.

APPLICATIONS - Includes all applications software including, but not limited to, the Company's clinical laboratory systems, financial systems, billing systems, human resources systems, purchasing systems and customer interface systems. The inventory phase and the assessment phase for all applications are complete. The Company is in the process of repairing, replacing or upgrading non-compliant code, testing for compliance and implementing certified systems. Approximately 96% of the overall effort is currently completed with a scheduled completion during the third quarter of 1999.

LABORATORY INSTRUMENTS - Includes all clinical diagnostic instrumentation in testing facilities. The inventory phase and the assessment phase, for all vendor responses received, is complete. The Company is in the process of repairing, replacing, or upgrading non-compliant instrumentation and testing for compliance. Approximately 95% of all instruments are Year 2000 ready and the Company expects over 98% will be compliant by the end of the third quarter of 1999, with contingency plans in place for the remaining instruments.

FACILITIES - Includes all building facilities (e.g. air conditioning units, generators), property owners and building service providers (e.g. waste management, public utilities). The inventory phase and assessment phase, for all vendor responses received, is complete. The Company has completed 78% of the activities for phases three, four and five of the Company's Year 2000 plan. For those vendors that have not responded, contingency plans are scheduled to be completed during the third quarter of 1999.

DESKTOP ENVIRONMENT - Includes the personal computer hardware and operating systems. The inventory and assessment phases are complete and the replacement platform has been identified. An outside vendor has been selected and retained to coordinate the desktop replacement program. The rollout is 90% complete. The remaining activities are scheduled for completion during the third quarter of 1999.

EXTERNAL PROVIDERS - Includes the process of identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 problem. The inventory phase and the assessment phase, for all vendor responses received, is complete. The Company is in the process of confirming that the suppliers' expected compliance dates have been met, and of obtaining any specific information omitted from earlier supplier responses. Contingency plans have been developed for all suppliers identified as critical to the Company's mission, and are being refined through dialog with the suppliers. The Company expects to refine and implement the contingency plans during the third quarter of 1999.

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

     Although each of the above seven areas is at a different stage of readiness, the Company has made significant progress to date towards completing its six-phase plan under its Year 2000 readiness program. The Year 2000 readiness program will be an ongoing process until all contacted parties have responded to Company requests for Year 2000 information. The Company is continuing to work internally and with external contractors, as needed, to complete the final phases of the program. The Company also continues to work with its external vendors, whose readiness is vital for a smooth transition into the Year 2000. In addition to the phases outlined above, the Company's plan also includes regular status presentations to the Audit and Finance Committee of the Board of Directors, and a special retention bonus plan for its key information systems employees, which is based on the success in making Quest Diagnostics' systems Year 2000 compliant. The Company's goal is to have all significant systems properly functioning and certified with respect to the Year 2000 during the fourth quarter of 1999.*

     Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors and payers, the Company is unable to determine at this time whether the consequences of potential Year 2000 business disruptions will have a material impact on the Company's results of operations, liquidity and financial condition. The most reasonably likely worst case consequences of the Company or key vendors or payers not being ready by January 1, 2000 include, among other things, temporary business unit closures, delays in laboratory testing or delivery of laboratory testing results, inventory shortages and delays in collecting accounts receivable. Approximately 14% of the Company's annual net revenues are received from Medicare carriers. The Company could experience collection delays if Medicare or other large third party payers (such as insurance companies) experience Year 2000 problems. Medicare carriers are being required to implement new programs required by the 1997 Balanced Budget Act at the same time that they are attempting to make their systems Year 2000 compliant. In September 1998, the General Accounting Office reported that "HCFA and its contractors are severely behind schedule in repairing, testing and implementing the mission-critical systems supporting Medicare" and concluded that "it is highly unlikely that all of the Medicare systems will be compliant in time to ensure the delivery of uninterrupted benefits and services into the year 2000." More recently, HCFA stated that their systems and their contractors' systems supporting Medicare are compliant, tested and certified with respect to Year 2000.

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

     Concurrent with the plans described above, the Company is in the process of developing detailed contingency plans for each major area to mitigate the possible disruption in business operations. Contingency plans may include accepting estimated payments from customers and payers, making use of alternative vendors, stockpiling inventory and temporarily moving laboratory testing services. Most of the Company's regional laboratories have similar test menus and, with the adoption of standardized test codes and progress in other standardization initiatives (including billing and lab information systems), the Company has improved its ability to move laboratory specimens to an alternative site in the event that a regional laboratory experiences disruptions. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available. The Company's goal is to have contingency plans finalized during the third quarter of 1999 with final reviews in the fourth quarter of 1999. *

     Costs incurred through June 30, 1999 related to the Company's Year 2000 readiness program approximated $42 million, of which approximately $16 million was capitalized. Current estimates of the remaining costs are approximately $25 million to $40 million, of which approximately 50% to 60% will be capitalized. Capitalized costs principally represent the purchase of new software and hardware. These estimates are subject to potentially significant revisions as additional information, including vendor responses, becomes available. Costs related to the Company's Year 2000 readiness program have been, and are expected to continue being, funded by cash from operations.*

--------------
* THESE ARE FORWARD-LOOKING STATEMENTS. SEE ITEM 1. "BUSINESS--CAUTIONARY STATEMENT FOR PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" CONTAINED IN THE COMPANY'S 1998 ANNUAL REPORT FOR FORM 10-K.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     There have been no material developments in any other of the government investigations or private claims reported.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of stockholders of the Company was held on June 29, 1999. At the meeting the matters described below were approved by the stockholders.

   (b-c) The following nominees for the office of director were elected for terms expiring at the 2002 annual meeting of stockholders, by the following votes:

                                         For              Withheld
                                         ---              --------
          William F. Buehler             24,113,995       3,457,094
          Van C. Campbell                27,363,030       208,059
          Dan C. Stanzione               27,367,427       203,662

          The following persons continue as directors:

          Kenneth D. Brody
          Mary A. Cirillo
          Kenneth W. Freeman
          Gail R. Wilensky

     The issuance of 12,564,336 shares of common stock of the Company to SmithKline Beecham PLC was approved by the following number of stockholder votes for, against, and abstained:

          For:  23,910,286    Against:  121,590     Abstained:  69,168

     The Quest Diagnostics Incorporated 1999 Employee Equity Participation Program was approved by the following number of stockholder votes for, against, and abstained:

          For:  17,013,884    Against:  6,879,159   Abstained:  208,000

     The appointment of the PricewaterhouseCoopers LLP as independent accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 1999, was approved by the following number of stockholder votes for, against, and abstained:

          For:  27,467,237    Against:  51,916      Abstained:  51,936

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

         EXHIBIT NUMBER      DESCRIPTION

         27                  Financial Data Schedule

     (b) Reports on Form 8-K:

         The Registrant has filed the following Current Report on Form 8-K during the quarter ended June 30, 1999:

         Current Report on Form 8-K filed on June 4, 1999
         As previously disclosed in Quest Diagnostics' current report on Form 8-K dated February 17, 1999, on February 9, 1999, Quest Diagnostics signed a definitive agreement with SmithKline Beecham to purchase SmithKline Beecham's clinical laboratory testing business "(SBCL") for approximately $1.3 billion in cash and stock (the "SBCL Acquisition"). The Current Report on Form 8-K filed on June 4, 1999 included certain financial information for SBCL, management's discussion and analysis of financial condition and results of operations related thereto and unaudited pro forma combined financial information for the combined entity giving effect to the SBCL Acquisition.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 12, 1999

Quest Diagnostics Incorporated


By   /s/ Kenneth W. Freeman              Chairman of the Board and
     -------------------------------     Chief Executive Officer
     Kenneth W. Freeman



By   /s/ Robert A. Hagemann              Vice President and
     -------------------------------     Chief Financial Officer
     Robert A. Hagemann