Form 10-Q
period 1999-09-30
QUEST DIAGNOSTICS INC
filed 1999-11-15
CIK 1022079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 1999
                         Commission file number 1-12215

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

As of October 31, 1999, there were outstanding 43,196,455 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Index to consolidated financial statements filed as part of this report:
                                                                                                 Page

       Consolidated Statements of Operations for the
       Three and Nine Months Ended September 30, 1999 and 1998                                    2

       Consolidated Balance Sheets as of
       September 30, 1999 and December 31, 1998                                                   3

       Consolidated Statements of Cash Flows for the
       Nine Months Ended September 30, 1999 and 1998                                              4

       Notes to Consolidated Financial Statements                                                 5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

       Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                    15

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations"


                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED              NINE MONTHS ENDED
                                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                                         ------------------------      ----------------------------
                                                            1999           1998           1999              1998
                                                         ---------       --------      -----------       ----------
NET REVENUES ......................................      $ 614,842       $360,713      $ 1,390,717       $1,095,327

COSTS AND EXPENSES:
   Cost of services ...............................        369,402        210,864          822,057          646,710
   Selling, general and administrative ............        192,696        122,783          451,351          359,362
   Interest expense, net ..........................         19,025          8,398           31,392           26,548
   Amortization of intangible assets ..............          7,812          5,530           18,125           16,276
   Special charges ................................         30,282             --           30,282               --
   Other, net .....................................          1,184          1,095            4,484            2,459
                                                         ---------       --------      -----------       ----------
     Total ........................................        620,401        348,670        1,357,691        1,051,355
                                                         ---------       --------      -----------       ----------

INCOME (LOSS)  BEFORE TAXES AND EXTRAORDINARY LOSS          (5,559)        12,043           33,026           43,972
INCOME TAX EXPENSE ................................          1,698          5,982           19,763           22,426
                                                         ---------       --------      -----------       ----------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS ...........         (7,257)         6,061           13,263           21,546
EXTRAORDINARY LOSS, NET OF TAXES ..................         (2,139)            --           (2,139)              --
                                                         ---------       --------      -----------       ----------
NET INCOME (LOSS) .................................      $  (9,396)      $  6,061      $    11,124       $   21,546
                                                         =========       ========      ===========       ==========

BASIC NET INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary loss ...........      $   (0.20)      $   0.20      $      0.41       $     0.72
Extraordinary loss, net of taxes ..................      $   (0.06)      $     --      $     (0.07)      $       --
Net income (loss) .................................      $   (0.26)      $   0.20      $      0.34       $     0.72


BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ..         36,768         29,686           32,134           29,719

DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary loss ...........      $   (0.20)      $   0.20      $      0.40       $     0.71
Extraordinary loss, net of taxes ..................      $   (0.06)      $     --      $     (0.06)      $       --
Net income (loss) .................................      $   (0.26)      $   0.20      $      0.34       $     0.71


DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          37,616         30,219           32,875           30,268



The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   September 30,
                                                                                       1999             December 31,
                                                                                   ------------         ------------
                                                                                      (unaudited)             1998
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.............................................        $     36,799         $    202,908
     Accounts receivable, net of allowance of $86,891 and $70,701
         at September 30, 1999 and December 31, 1998, respectively.........             553,684              220,861
     Inventories...........................................................              51,376               31,164
     Deferred taxes on income..............................................             175,798               94,441
     Prepaid expenses and other assets.....................................              57,354               28,813
                                                                                   ------------         ------------
         Total current assets..............................................             875,011              578,187
PROPERTY, PLANT AND EQUIPMENT, NET.........................................             445,000              240,389
INTANGIBLE ASSETS, NET.....................................................           1,384,690              494,721
OTHER ASSETS...............................................................             121,864               46,943
                                                                                   ------------         ------------
TOTAL ASSETS...............................................................        $  2,826,565         $  1,360,240
                                                                                   ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses.................................        $    575,790         $    242,285
     Current portion of long-term debt.....................................              36,684               51,444
     Income taxes payable..................................................              26,336               15,736
                                                                                   ------------         ------------
         Total current liabilities.........................................             638,810              309,465
LONG-TERM DEBT.............................................................           1,230,475              413,426
OTHER LIABILITIES..........................................................             101,263               69,419
COMMITMENTS AND CONTINGENCIES
PREFERRED STOCK............................................................               1,000                1,000
COMMON STOCKHOLDERS' EQUITY:
     Common stock, par value $0.01 per share; 100,000 shares
         authorized; 43,096 and 30,241 shares issued at
         September 30, 1999 and December 31, 1998, respectively............                 431                  302
     Additional paid-in capital............................................           1,467,570            1,201,006
     Accumulated deficit...................................................            (612,477)            (623,514)
     Unearned compensation.................................................                (362)              (3,895)
     Accumulated other comprehensive loss..................................                (145)              (3,038)
     Common stock in treasury, at cost; 214 shares at
         December 31, 1998.................................................                  --               (3,931)
                                                                                   ------------         ------------
         Total common stockholders' equity.................................             855,017              566,930
                                                                                   ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................        $  2,826,565         $  1,360,240
                                                                                   ============         ============


The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       1999                 1998
                                                                                    -----------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.................................................................         $    11,124         $     21,546
Adjustments to reconcile net income
to net cash provided by operating activities:
     Extraordinary loss, net of taxes......................................               2,139                   --
     Depreciation and amortization.........................................              57,244               51,699
     Provision for doubtful accounts.......................................              81,775               67,292
     Special charges.......................................................              30,282                   --
     Deferred income tax provision.........................................             (11,608)              14,377
     Other, net............................................................               8,597                5,124
     Changes in operating assets and liabilities:
         Accounts receivable...............................................             (72,563)             (65,317)
         Accounts payable and accrued expenses.............................              95,120               41,195
         Restructuring, integration and other special charges..............             (22,126)             (34,088)
         Due from Corning Incorporated and affiliates......................                  --               14,890
         Other assets and liabilities, net.................................               6,475              (12,260)
                                                                                    -----------         ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES..................................             186,459              104,458
                                                                                    -----------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of business...............................................          (1,025,000)                  --
     Transaction costs.....................................................              (8,345)                  --
     Capital expenditures..................................................             (47,473)             (27,933)
     Proceeds from disposition of assets...................................               4,910                  491
     Increase in investments...............................................              (9,639)              (1,232)
                                                                                    -----------         ------------
NET CASH USED IN INVESTING ACTIVITIES......................................          (1,085,547)             (28,674)
                                                                                    -----------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings..............................................           1,132,843                   --
     Repayment of debt.....................................................            (361,263)             (44,137)
     Financing costs paid..................................................             (36,822)                  --
     Distributions to minority partners....................................              (2,576)                  --
     Exercise of stock options.............................................               1,987                  145
     Purchase of treasury stock............................................              (1,103)             (12,369)
     Dividends paid........................................................                 (87)                 (88)
                                                                                    -----------         ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES........................             732,979              (56,449)
                                                                                    -----------         ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS....................................            (166,109)              19,335
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR...............................             202,908              161,661
                                                                                    -----------         ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD...................................         $    36,799         $    180,996
                                                                                    ===========         ============

CASH PAID DURING THE PERIOD FOR:
     Interest..............................................................         $    27,235         $     27,986
     Income taxes..........................................................         $    10,229         $     13,676

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

     BASIS OF PRESENTATION

     The interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit and are subject to year-end adjustments. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998.

     COMPREHENSIVE INCOME (LOSS)

     Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities and foreign currency translation adjustments. Comprehensive income was $14.0 million and $21.1 million for the nine months ended September 30, 1999 and 1998, respectively. Comprehensive income (loss) was $(10.0) million and $5.3 million for the quarter ended September 30, 1999 and 1998, respectively.

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

2.   ACQUISITION OF SMITHKLINE BEECHAM'S CLINICAL LABORATORY TESTING BUSINESS

     ACQUISITION OF SMITHKLINE BEECHAM'S CLINICAL LABORATORY TESTING BUSINESS

     On August 16, 1999, the Company completed the acquisition of the clinical laboratory business of SmithKline Beecham plc ("SmithKline Beecham") for approximately $1.3 billion. Pursuant to the Stock and Asset Purchase Agreement, dated as of February 9, 1999, as amended, the Company acquired all of the outstanding shares of SBCL, Inc., a holding company which owns all of the shares of capital stock of SmithKline Beecham Clinical Laboratories, Inc. The Company also acquired assets used in, and assumed liabilities relating to, the non-United States clinical laboratory testing business of SmithKline Beecham and its affiliates.

     The purchase price was paid through the issuance of 12,564,336 shares of common stock of the Company (valued at $260.7 million), representing approximately 29% of the Company's outstanding common stock, and the payment of $1.025 billion in cash, including $20 million under the non-competition agreement between the Company and SmithKline Beecham.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

     Under the terms of a stockholder agreement, SmithKline Beecham has the right to designate two nominees to Quest Diagnostics' Board of Directors as long as SmithKline Beecham owns at least 20% of the outstanding common stock. (As long as SmithKline Beecham owns at least 10% but less than 20% of the outstanding common stock, it will have the right to designate one nominee.) Quest Diagnostics' Board of Directors was expanded to nine directors following the closing of the acquisition. The stockholder agreement also imposes limitations on the right of SmithKline Beecham to sell or vote its shares and prohibits SmithKline Beecham from purchasing in excess of 29.5% of the outstanding common stock of Quest Diagnostics.

     Under the Stock and Asset Purchase Agreement, SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after tax basis, against certain matters primarily related to taxes and billing and professional liability claims.

     The acquisition was accounted for under the purchase method of accounting. As such, the cost to acquire SmithKline Beecham's clinical laboratory business ("SBCL") has been allocated on a preliminary basis to the assets and liabilities acquired based on estimated fair values as of the closing date. The consolidated financial statements include the results of operations of SBCL subsequent to the closing of the acquisition.

     The Company expects to incur significant costs to integrate SBCL and Quest Diagnostics. The majority of these integration costs are related to severance, contractual obligations related to leased facilities and equipment and write-offs of fixed assets for which management believes there is no future economic benefit as a result of the SBCL acquisition. Integration costs related to actions affecting SBCL's assets, liabilities, or employees will be considered additional costs of the acquisition, while those affecting Quest Diagnostics' assets, liabilities, or employees will be recorded as a charge to operations. The estimated costs associated with severance and other integration-related activities for 1999 and 2000, including the elimination of excess capacity, operational realignment and related workforce reductions, are expected to be finalized and recorded during the fourth quarter of 1999.

     Goodwill of approximately $890 million, representing acquisition cost in excess of the fair value of the net tangible assets acquired, is amortized on the straight-line basis over forty years.

     The Stock and Asset Purchase Agreement includes a provision for a purchase price adjustment based on an audit of the August 16, 1999 combined balance sheet of SBCL and certain affiliates. Adjustments resulting from this audit, which are subject to resolution as set forth in the Stock and Asset Purchase Agreement, have been recorded in the September 30, 1999 consolidated balance sheet. However, amounts due from SmithKline Beecham, as a result of the purchase price adjustment, have not been reflected in the September 30, 1999 consolidated balance sheet of Quest Diagnostics.

     The consolidated financial statements include a preliminary allocation of the purchase price. The allocation will be finalized after completion of the valuation of certain assets and liabilities, the recording of the integration costs affecting the assets, liabilities or employees of SBCL, and the final resolution of the purchase price adjustment.

     FINANCING OF THE TRANSACTION

     At the closing of the SBCL acquisition, the Company used existing cash funds and the borrowings under a new senior secured credit facility to fund the cash purchase price and related transaction costs of the acquisition, and to repay the entire amount outstanding under its then existing credit agreement. The extraordinary loss recorded during the third quarter of 1999 represents $3.6 million ($2.1 million, net of taxes) of deferred financing costs which were written-off in connection with the extinguishment of the prior credit agreement.

     The new credit agreement includes the following facilities: a $250 million six-year revolving credit facility; a $400 million six-year amortizing term loan; a $325 million seven-year term loan with minimal amortization until

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

the seventh year; a $300 million eight-year term loan with minimal amortization until the eighth year; and a $50 million two-year capital markets term loan which does not amortize. (The Company had commitments for a $300 million capital markets term loan but elected to use only $50 million of the commitment; the balance of the capital markets term loan commitment expired at the closing). Up to $75 million of the revolving credit facility may be used for letters of credit. At the closing, Quest Diagnostics borrowed approximately $1.075 billion under the term loans (including $50 million under the capital markets term loan) and $57.5 million under the revolving credit facility. The Company used $17.3 million of the revolving credit facility to replace existing letters of credit. Between the closing of the SBCL acquisition and the end of the third quarter of 1999, the Company repaid the entire amount borrowed at closing under the revolving credit facility. The new credit facility is secured by substantially all tangible and intangible assets of the Company and by a guaranty from, and a pledge of all capital stock and tangible and intangible assets of, all of the Company's present and future wholly-owned domestic subsidiaries other than certain joint ventures. The borrowings under the new credit agreement rank senior in priority of repayment to any subordinated indebtedness. Interest is based on certain published rates plus an applicable margin which will vary depending on the financial performance of the Company. The applicable margin will be reduced by 25 basis points after the repayment of the capital markets term loan. The credit agreement requires the Company to maintain interest rate hedge agreements covering a notional amount of not less than 50% of the principal amount outstanding of its net funded debt. The credit agreement contains various covenants and conditions including the maintenance of certain financial ratios and tests, and restricts the ability of the Company to, among other things, incur additional indebtedness and pay dividends on its common stock.

     PRO FORMA COMBINED FINANCIAL INFORMATION

     The following pro forma combined financial information assumes that the SBCL acquisition and borrowings under the new credit facility were effected on the earliest period presented. The Stock and Asset Purchase Agreement includes a provision for a purchase price adjustment based on an audit of the August 16, 1999 combined balance sheet of SBCL and certain affiliates. Adjustments resulting from this audit, which are subject to resolution as set forth in the Stock and Asset Purchase Agreement, have been recorded in the pro forma combined financial information to the extent that the Company believes they are applicable. The pro forma combined financial information reflects the preliminary allocation of purchase price. The allocation will be finalized after completion of the valuation of certain assets and liabilities, the recording of the integration costs related to SBCL's assets, liabilities and employees, and the final resolution of the purchase price adjustment. There can be no assurances that the amounts reflected in the pro forma combined financial information will not be subject to change as a result of changes in the allocation of the purchase price, including the resolution of the purchase price adjustment.

     Significant pro forma adjustments reflected in the pro forma combined information include reductions in employee benefit costs, and general corporate overhead allocated to the historical results of SBCL by SmithKline Beecham, offset by an increase in net interest expense to reflect the Company's new credit facility which was used to finance the SBCL acquisition. Amortization of the goodwill, which accounts for a majority of the acquired intangible assets, is calculated on the straight-line basis over forty years. Other, net has been adjusted to remove SBCL's non-recurring gains from the sale and license of certain technology and its physician office-based teleprinter assets and network. Income taxes have been adjusted for the estimated income tax impact of the pro forma adjustments at the incremental tax rate of 40%. A significant portion of the intangible assets acquired in the SBCL acquisition is not deductible for tax purposes which has the overall impact of increasing the effective tax rate.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

                                                                    PRO FORMA COMBINED FINANCIAL INFORMATION
                                                                      (in millions, except per share data)
                                                                                   (unaudited)
                                                               THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                             ------------------------         ----------------------
                                                               1999            1998            1999           1998
                                                               ----            ----            ----           ----
Net revenues                                                 $  819.3        $  766.6         $2,480.3      $2,248.1

Income (loss) before extraordinary loss                         (10.2)           10.8            (10.8)         32.6

Net income (loss)                                               (12.3)           10.8            (12.9)         32.6

Income before extraordinary loss and special charges              8.0            10.8             16.9          32.6

------------------------------------------------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER COMMON SHARE:

Income (loss) before extraordinary loss                      $  (0.23)       $   0.25         $  (0.25)     $   0.75

Net income (loss)                                            $  (0.28)       $   0.25         $  (0.30)     $   0.75

Income before extraordinary loss and special charges         $   0.18        $   0.25         $   0.39      $   0.75

Weighted average common shares outstanding - basic               43.4            43.0             43.2          43.1
------------------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS (LOSS) PER COMMON SHARE:

Income (loss) before extraordinary loss                      $  (0.23)       $   0.25         $  (0.25)     $   0.75

Net income (loss)                                            $  (0.28)       $   0.25         $  (0.30)     $   0.75

Income before extraordinary loss and special charges         $   0.18        $   0.25         $   0.38      $   0.75

Weighted average common shares outstanding - diluted             44.2            43.4             43.9          43.5



3.  SPECIAL CHARGES

     During the third quarter of 1999, the Company recorded special charges of $30.3 million in connection with the acquisition of SBCL. Of the total, $19.8 million represents stock based employee compensation related to special one-time grants of the Company's common stock to certain individuals of the combined company of $17.8 million, and accelerated vesting, due to the completion of the SBCL acquisition, of restricted stock grants made in previous years totaling $2.0 million. In addition, the Company incurred $9.2 million of professional and consulting fees related to integration planning activities. The remainder of the charge is related to costs incurred by the Company in conjunction with its planned offering of new senior subordinated notes, the proceeds of which were expected to be used to repay the Company's existing 10 3/4% senior subordinated notes. Due to unsatisfactory conditions in the high yield market, the Company decided not to proceed with the offering.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

4.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into several settlement agreements with various governmental and private payers during recent years relating primarily to industry-wide billing and marketing practices that had been substantially discontinued by early 1993. At present, government investigations of certain practices by Nichols Institute, a clinical laboratory company acquired in 1994, are ongoing. The Company has received notices of private claims relating to billing issues similar to those that were the subject of prior settlements with various governmental payers. In March 1997, a former subsidiary of Damon Corporation ("Damon"), an independent clinical laboratory acquired by Corning and contributed to Quest Diagnostics in 1993, was served a complaint in a purported class action. Quest Diagnostics was added to the complaint by the plaintiffs in August 1999. The complaint asserts claims relating to private reimbursement of billings that are similar to those that were part of a prior government settlement. While the ultimate outcome of these claims cannot be predicted, based on information currently available to the Company, management does not believe that exposure related to these claims or the remaining government investigations in excess of recorded reserves is material.

     Corning has agreed to indemnify the Company against all monetary settlements for any governmental claims relating to the billing practices of the Company and its predecessors based on investigations that were pending on December 31, 1996. Corning also agreed to indemnify the Company in respect of private claims relating to indemnified or previously settled government claims that alleged overbillings by Quest Diagnostics or any of its existing subsidiaries for services provided before January 1, 1997. Corning will indemnify Quest Diagnostics in respect of private claims for 50% of the aggregate of all judgment or settlement payments made by December 31, 2001 that exceed $42 million. The 50% share will be limited to a total amount of $25 million and will be reduced to take into account any deductions or tax benefits realized by Quest Diagnostics. At September 30, 1999, the receivable from Corning totaled $14 million, which is management's best estimate of amounts which are probable of being received from Corning to satisfy the remaining indemnified governmental claims on an after-tax basis.

     In April 1998, the Company entered into a settlement agreement with the U.S. Attorney's office in Baltimore for approximately $6.9 million related to the billing of certain tests performed for which the Company had incomplete or missing order forms from the physician. The occurrence of this practice was relatively rare and was engaged in primarily to preserve the integrity of test results from specimens subject to rapid deterioration. In August 1998, the Company entered into a settlement agreement with the Office of Inspector General of the Department of Health and Human Services for $15.0 million related to overcharges for medically unnecessary testing for end stage renal dialysis patients. These settlements were covered by the indemnification from Corning discussed above and were fully reserved for.

     Similar to Quest Diagnostics, SBCL has entered into settlement agreements with various governmental agencies and private payers primarily relating to its prior billing and marketing practices. In 1996, SBCL and the U.S. government and various states reached a settlement with respect to the government's civil and administrative claims. With respect to the government's criminal investigation, no criminal charges have been filed and SBCL was recently informed that the U.S. Attorney's Office in Philadelphia has closed its criminal investigation of SBCL's clinical laboratories business, it officers and employees. SBCL is also responding to claims from private payers relating to billing and marketing issues similar to those that were the subject of the settlement with the government. The claims include ten purported class actions filed in various jurisdictions in the United States and two non-class action complaints by a number of insurance companies. Nine of the purported class actions have been consolidated into one complaint which has been consolidated with one of the insurers' suits, for pre-trial proceedings.

     SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after tax basis, against monetary payments for governmental claims or investigations, relating to the billing practices of SmithKline Beecham and its affiliates, that have been settled before or are pending as of the closing date of the SBCL acquisition. SmithKline

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

Beecham has also agreed to indemnify Quest Diagnostics, on an after tax basis, against monetary payments to private payers, relating to or arising out of the pending governmental claims. The indemnification with respect to governmental claims is for 100% of those claims. SmithKline Beecham will indemnify Quest Diagnostics, in respect of private claims for: 100% of those claims, up to an aggregate amount of $80 million; 50% of those claims to the extent the aggregate amount exceeds $80 million but is less than $130 million; and 100% of such claims to the extent the aggregate amount exceeds $130 million. The indemnification also covers 80% of out-of-pocket costs and expenses relating to investigations of the claims indemnified against by SmithKline Beecham. In addition, SmithKline Beecham has agreed to indemnify the Company against all monetary payments relating to professional liability claims of SBCL for services provided prior to the closing of the SBCL acquisition.

     On March 22, 1999, SBCL learned that an SBCL employee at a patient service center in Palo Alto, California, had at times reused certain needles when drawing blood from patients. Prior to the close of the acquisition, SBCL had notified patients whose blood may have been drawn by this phlebotomist and offered free counseling and follow-up blood tests to the patients. A number of civil actions, including some purporting to be class actions, have been filed against SBCL in federal and state courts in California on behalf of patients who may have been affected by the phlebotomist's reuse of needles or other allegedly improper practices. As a result of this incident, SBCL had also received inspection reports from state and federal agencies raising alleged deficiencies in some areas of supervision with respect to the Palo Alto patient service center, which may result in sanctions or penalties. SmithKline Beecham has agreed to indemnify Quest Diagnostics for the out-of-pocket costs of the counseling and testing, for liabilities arising out of the civil actions and for other losses arising out of the conduct of the phlebotomist, other than consequential damages.

     At September 30, 1999, the receivable from SmithKline Beecham related to indemnified billing, professional liability and other claims, totaled approximately $44 million, which is management's best estimate of the amounts which are probable of being received from SmithKline Beecham to satisfy the indemnified claims on an after-tax basis. The estimated reserves and the related receivable due from SmithKline Beecham are subject to change as additional information regarding the outstanding claims is gathered and evaluated during the fourth quarter of 1999.

     At September 30, 1999, recorded reserves, relating primarily to billing claims including those indemnified by Corning and SmithKline Beecham, approximated $89.1 million, including $33.8 million in other long-term liabilities. The increase in reserves since June 30, 1999 is related to the estimated reserves recorded by the Company in conjunction with the SBCL acquisition which are indemnified by SmithKline Beecham as described above. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

5.  RESTRUCTURING RESERVES

     The Company has recorded charges for restructuring plans in previous years. Reserves relating to these programs totaled $7.8 million and $13.6 million at September 30, 1999 and December 31, 1998, respectively. Management believes that the costs of the restructuring plans will be financed through cash from operations and does not anticipate any significant impact on its liquidity as a result of the restructuring plans.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

6.  COMMON STOCKHOLDERS' EQUITY

     COMMON STOCK PURCHASE PROGRAM
     During February 1998, Quest Diagnostics' Board of Directors authorized a limited share purchase program which permits the Company to purchase up to $27 million of its outstanding common stock through 1999. Shares purchased under the program are expected to be reissued in connection with certain employee benefit plans. Cumulative purchases under the program through September 30, 1999 total $14.1 million. The Company suspended purchases of its shares when it reached a preliminary understanding of the transaction with SmithKline Beecham on January 15, 1999.

7.  SUMMARIZED FINANCIAL INFORMATION

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


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                              Subsidiary   Non-Guarantor
                                                 Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                 ------       ----------   -------------   ------------   ------------
Net revenues................................   $474,445        $848,641       $67,631       $      --      $ 1,390,717

Costs and expenses:
   Cost of services.........................    292,415         491,273        38,369                          822,057
   Selling, general and administrative......    190,172         236,643        24,536                          451,351
   Interest expense, net....................      5,917          24,831           644                           31,392
   Amortization of intangible assets........      5,457          12,383           285                           18,125
   Special charges..........................     30,282             --             --                           30,282
   Royalty (income) expense.................    (53,619)         53,619            --                               --
   Other, net...............................       (188)           (247)        4,919                            4,484
                                               --------       ---------      --------       -----------    -----------
     Total..................................    470,436         818,502        68,753               --       1,357,691
                                               --------       ---------      --------       -----------    -----------
Income (loss) before taxes and
   extraordinary loss.......................      4,009          30,139        (1,122)              --          33,026
Income tax expense..........................      1,706          16,872         1,185               --          19,763
                                               --------       ---------      --------       -----------    -----------
Income (loss) before extraordinary loss.....      2,303          13,267        (2,307)              --          13,263
Equity income from subsidiaries.............     10,960              --            --          (10,960)             --
Extraordinary loss, net of taxes............     (2,139)             --            --               --          (2,139)
                                               --------       ---------      --------       -----------    -----------
Net income (loss)...........................   $ 11,124        $13,267        $(2,307)        $(10,960)    $    11,124
                                               ========       =========      ========       ===========    ===========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                              Subsidiary   Non-Guarantor
                                                 Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                 ------       ----------    ------------   ------------   ------------

Net revenues................................   $   449,360    $   625,467    $    20,500    $        --    $ 1,095,327

Costs and expenses:
   Cost of services.........................       263,245        372,337         11,128             --        646,710
   Selling, general and administrative......       195,144        155,923          8,295             --        359,362
   Interest expense, net....................         7,578         18,537            433             --         26,548
   Amortization of intangible assets........         5,323         10,648            305             --         16,276
   Royalty (income) expense.................       (55,503)        55,503             --             --             --
   Other, net...............................          (347)             7          2,799             --          2,459
                                               -----------    -----------    -----------    -----------    -----------
     Total..................................       415,440        612,955         22,960             --      1,051,355
                                               -----------    -----------    -----------    -----------    -----------
Income (loss) before taxes..................        33,920         12,512         (2,460)            --         43,972
Income tax expense..........................        22,455            104           (133)            --         22,426
Equity income from subsidiaries.............        10,081             --             --        (10,081)            --
                                               -----------    -----------    -----------  -------------    -----------
Net income (loss)...........................   $    21,546    $    12,408    $    (2,327)   $   (10,081)   $    21,546
                                               ===========    ===========    ===========  =============    ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 1999


                                                              Subsidiary   Non-Guarantor
                                                 Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                 ------       ----------    ------------   ------------   ------------
Current assets:
Cash and cash equivalents...................   $  (42,400)    $   71,523     $  7,676       $       --    $     36,799
Accounts receivable, net....................       70,486        469,800       13,398                          553,684
Other current assets........................       96,035        179,875        8,618                          284,528
                                               -----------    ----------     --------       -----------    -----------
   Total current assets.....................      124,121        721,198       29,692                          875,011
Property, plant and equipment, net..........      109,061        320,944       14,995                          445,000
Intangible assets, net .....................      162,381      1,222,064          245                        1,384,690
Intercompany (payable) receivable...........      170,897       (142,216)     (28,681)                              --
Investment in subsidiaries..................      690,628             --           --         (690,628)             --
Other assets................................       30,410         75,743       15,711                          121,864
                                               -----------    ----------     --------       -----------    -----------
   Total assets.............................   $ 1,287,498    $2,197,733     $ 31,962       $ (690,628)    $ 2,826,565
                                               ===========    ==========     ========       ===========    ===========
Current liabilities:
Accounts payable and accrued expenses.......   $  220,570     $  370,647     $ 10,909       $       --     $   602,126
Current portion of long-term debt...........        3,261         33,020          403                           36,684
                                               ----------     ----------     --------       -----------    -----------
   Total current liabilities................      223,831        403,667       11,312               --         638,810
Long-term debt..............................      164,622      1,062,562        3,291                        1,230,475
Other liabilities...........................       43,028         50,604        7,631                          101,263
Preferred stock.............................        1,000            --            --               --           1,000
Common stockholders' equity.................      855,017        680,900        9,728         (690,628)        855,017
                                               ----------     ----------     --------       -----------    -----------
   Total liabilities and stockholders'
equity......................................   $1,287,498     $2,197,733     $ 31,962       $ (690,628)    $ 2,826,565
                                               ==========     ==========     ========       ===========    ===========

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1998

                                                              Subsidiary   Non-Guarantor
                                                 Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                 ------       ----------    ------------   ------------   ------------
Current assets:
Cash and cash equivalents...................   $   190,606    $     8,206    $     4,096    $        --    $   202,908
Accounts receivable, net....................        58,956        152,252          9,653             --        220,861
Other current assets........................        83,644         65,771          5,003             --        154,418
                                               -----------    -----------    -----------    -----------    -----------
   Total current assets.....................       333,206        226,229         18,752             --        578,187
Property, plant and equipment, net..........        94,042        137,352          8,995             --        240,389
Intangible assets, net .....................       168,781        325,665            275             --        494,721
Intercompany (payable) receivable...........       (35,853)        48,308        (12,455)            --             --
Investment in subsidiaries..................       412,283             --             --       (412,283)            --
Other assets................................        31,470          4,658         10,815             --         46,943
                                               ------------   -----------    -----------    -----------    -----------
   Total assets.............................   $ 1,003,929    $   742,212    $    26,382    $  (412,283)   $ 1,360,240
                                               ===========    ===========    ===========    ===========    ===========
Current liabilities:
Accounts payable and accrued expenses.......   $   171,206    $    82,475    $     4,340    $        --    $   258,021
Current portion of long-term debt...........        23,654         27,280            510             --         51,444
                                               -----------    -----------    -----------    -----------    -----------
   Total current liabilities................       194,860        109,755          4,850             --        309,465
Long-term debt..............................       190,712        214,557          8,157             --        413,426
Other liabilities...........................        50,427         13,645          5,347             --         69,419
Preferred stock.............................         1,000             --             --             --          1,000
Common stockholders' equity.................       566,930        404,255          8,028       (412,283)       566,930
                                               -----------    -----------    -----------    -----------    -----------
   Total liabilities and stockholders'
equity......................................   $ 1,003,929    $   742,212    $    26,382    $  (412,283)   $ 1,360,240
                                               ===========    ===========    ===========    ===========    ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999

                                                                Subsidiary   Non-Guarantor
                                                   Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                   ------       ----------    ------------   ------------   ------------
Cash flows from operating activities:
Net income (loss).............................   $    11,124    $    13,267    $    (2,307)   $   (10,960)   $    11,124
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Extraordinary loss, net of taxes...........         2,139             --             --                         2,139
   Depreciation and amortization..............        23,620         29,175          4,449                        57,244
   Provision for doubtful accounts............        28,316         47,319          6,140                        81,775
   Special charges............................        30,282             --             --                        30,282
   Other, net.................................       (11,720)         1,518         (3,769)        10,960         (3,011)
   Changes in operating assets and
     liabilities..............................       (64,326)        54,116         17,116                         6,906
                                                 -----------    -----------    -----------    -----------  -------------
Net cash provided by operating activities.....        19,435        145,395         21,629             --        186,459
Net cash used in investing activities.........    (1,066,943)       (17,871)          (733)            --     (1,085,547)
Net cash provided by (used in) financing
   activities.................................       814,502        (64,207)       (17,316)            --        732,979
                                                 -----------    -----------    -----------    -----------  -------------
Net change in cash and cash equivalents.......      (233,006)        63,317          3,580             --       (166,109)
Cash and cash equivalents, beginning of year..       190,606          8,206          4,096             --        202,908
                                                 -----------    -----------    -----------    -----------  -------------
Cash and cash equivalents, end of period......   $   (42,400)   $    71,523    $     7,676    $        --  $      36,799
                                                 ===========    ===========    ===========    ===========  =============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                Subsidiary   Non-Guarantor
                                                   Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                   ------       ----------    ------------   ------------   ------------
Cash flows from operating activities:
Net income (loss).............................   $    21,546    $    12,408    $    (2,327)   $   (10,081)   $    21,546
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating
activities:
   Depreciation and amortization..............        21,787         27,113          2,799             --         51,699
   Provision for doubtful accounts............        37,484         29,202            606             --         67,292
   Other, net.................................        19,123          2,606         (2,228)            --         19,501
   Changes in operating assets and
      liabilities.............................        (2,568)       (57,303)         1,340          2,951        (55,580)
                                                 -----------    -----------    -----------    -----------    -----------
Net cash provided by operating activities.....        97,372         14,026            190         (7,130)       104,458
Net cash used in investing activities.........       (20,538)       (14,408)          (858)         7,130        (28,674)
Net cash used in financing activities.........       (32,941)       (23,104)          (404)            --        (56,449)
                                                 -----------    -----------    -----------    -----------    -----------
Net change in cash and cash equivalents.......        43,893        (23,486)        (1,072)            --         19,335
Cash and cash equivalents, beginning of year..       123,052         35,527          3,082             --        161,661
                                                 -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents, end of period......   $   166,945    $    12,041    $     2,010    $        --    $   180,996
                                                 ===========    ===========    ===========    ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF SMITHKLINE BEECHAM'S CLINICAL LABORATORY TESTING BUSINESS

     On August 16, 1999, the Company completed the acquisition of the clinical laboratory business of SmithKline Beecham for approximately $1.3 billion. The purchase price was paid through the issuance of 12,564,336 shares of common stock of the Company (valued at $260.7 million), representing approximately 29% of the Company's outstanding common stock, and the payment of $1.025 billion in cash, including $20 million under the non-competition agreement between the Company and SmithKline Beecham.

     Under the terms of the agreement, Quest Diagnostics acquired SmithKline Beecham's clinical laboratory testing business including its domestic and foreign clinical testing operations, clinical trials testing, corporate health services, and laboratory information products businesses. SmithKline Beecham's national testing and service network consisted of regional laboratories, specialty testing operations and its National Esoteric Testing Center, as well as a number of rapid-turnaround or "stat" laboratories, and patient service centers. In addition, SmithKline Beecham and Quest Diagnostics entered into a long-term contract under which Quest Diagnostics is the primary provider of testing to support SmithKline Beecham's clinical trials testing requirements worldwide. As part of the agreement, Quest Diagnostics has granted SmithKline Beecham certain non-exclusive rights and access to use Quest Diagnostics' proprietary clinical laboratory information database. Quest Diagnostics will also receive a minority interest in a company that SmithKline Beecham expects to form to sell healthcare information products and services through various channels, including the Internet.

     Under the terms of a stockholder agreement, SmithKline Beecham has the right to designate two nominees to Quest Diagnostics' Board of Directors as long as SmithKline Beecham owns at least 20% of the outstanding common stock. (As long as SmithKline Beecham owns at least 10% but less than 20% of the outstanding common stock, it will have the right to designate one nominee.) Quest Diagnostics' Board of Directors was expanded to nine directors following the closing of the acquisition. The stockholder agreement also imposes limitations on the right of SmithKline Beecham to sell or vote its shares and prohibits SmithKline Beecham from purchasing in excess of 29.5% of the outstanding common stock of Quest Diagnostics.

     Under the Stock and Asset Purchase Agreement, SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after tax basis, against certain matters primarily related to taxes and billing and professional liability claims.

     Quest Diagnostics believes that the acquisition establishes the Company as the leader of the clinical laboratory testing industry and provides a range of benefits. As the leading national provider with the most extensive network of laboratories and patient service centers throughout the United States, Quest Diagnostics will be able to further enhance patient access and customer service. The acquisition will improve the Company's ability to pursue profitable growth opportunities, including direct contracting with employers for laboratory services, clinical trials testing for pharmaceutical companies, testing and management services for hospitals, and genetic and other esoteric testing. Quest Diagnostics believes that the acquisition will accelerate innovation and create the largest clinical laboratory database in the world, which can be used to help providers and insurers to better manage their patients' health. Finally, Quest Diagnostics believes that the acquisition will provide the Company with opportunities to achieve significant cost savings by consolidating operations and activities, including redundant facilities, applying best practices and utilizing its service infrastructure more efficiently.*

--------------
* THESE ARE FORWARD-LOOKING STATEMENTS. SEE ITEM 1. "BUSINESS--CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" CONTAINED IN THE COMPANY'S 1998 ANNUAL REPORT ON FORM 10-K.

     Management believes the acquisition will accelerate Quest Diagnostics' earnings growth rate, generate savings exceeding $100 million annually after three years, and be accretive to earnings in 2000 before special charges related to the transaction. However, it is expected to have an adverse impact on profitability during the first year after the closing of the acquisition.*

     The acquisition was accounted for under the purchase method of accounting. As such, the cost to acquire SmithKline Beecham's clinical laboratory business ("SBCL") has been allocated on a preliminary basis to the assets and liabilities acquired based on estimated fair values as of the closing date. The consolidated financial statements include the results of operations of SBCL subsequent to the closing of the acquisition.

     The Company expects to incur significant costs to integrate SBCL and Quest Diagnostics. The majority of these integration costs are related to severance, contractual obligations related to leased facilities and equipment and write-offs of fixed assets for which management believes there is no future economic benefit as a result of the SBCL acquisition. Integration costs related to actions affecting SBCL's assets, liabilities, or employees will be considered additional costs of the acquisition, while those affecting Quest Diagnostics' assets, liabilities, or employees will be recorded as a charge to operations. The estimated costs associated with severance and other integration-related activities for 1999 and 2000, including the elimination of excess capacity, operational realignment and related workforce reductions, are expected to be finalized and recorded during the fourth quarter of 1999.

     Goodwill of approximately $890 million, representing acquisition cost in excess of the fair value of the net tangible assets acquired, is amortized on the straight-line basis over forty years.

     The Stock and Asset Purchase Agreement includes a provision for a purchase price adjustment based on an audit of the August 16, 1999 combined balance sheet of SBCL and certain affiliates. Adjustments resulting from this audit, which are subject to resolution as set forth in the Stock and Asset Purchase Agreement, have been recorded in the September 30, 1999 consolidated balance sheet. However, amounts due from SmithKline Beecham, as a result of the purchase price adjustment, have not been reflected in the September 30, 1999 consolidated balance sheet of Quest Diagnostics.

     The consolidated financial statements include a preliminary allocation of the purchase price. The allocation will be finalized after completion of the valuation of certain assets and liabilities, the recording of the integration costs affecting the assets, liabilities or employees of SBCL, and the final resolution of the purchase price adjustment.

     FINANCING OF THE TRANSACTION

     At the closing of the SBCL acquisition, the Company used existing cash funds and the borrowings under a new senior secured credit facility to fund the cash purchase price and related transaction costs of the acquisition, and to repay the entire amount outstanding under its then existing credit agreement. The extraordinary loss recorded during the third quarter of 1999 represents $3.6 million ($2.1 million, net of taxes) of deferred financing costs which were written-off in connection with the extinguishment of the credit agreement.

----------
* THESE ARE FORWARD-LOOKING STATEMENTS. SEE ITEM 1. "BUSINESS--CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" CONTAINED IN THE COMPANY'S 1998 ANNUAL REPORT ON FORM 10-K.

     The new credit agreement includes the following facilities: a $250 million six-year revolving credit facility; a $400 million six-year amortizing term loan; a $325 million seven-year term loan with minimal amortization until the seventh year; a $300 million eight-year term loan with minimal amortization until the eighth year; and a $50 million two-year capital markets term loan which does not amortize. (The Company had commitments for a $300 million capital markets term loan but elected to use only $50 million of the commitment; the balance of the capital markets term loan commitment expired at the closing). Up to $75 million of the revolving credit facility may be used for letters of credit. At the closing, Quest Diagnostics borrowed approximately $1.075 billion under the term loans (including $50 million under the capital markets term loan) and $57.5 million under the revolving credit facility. The Company used $17.3 million of the revolving credit facility to replace existing letters of credit. Between the closing of the SBCL acquisition and the end of the third quarter of 1999, the Company repaid the entire amount borrowed at closing under the revolving credit facility. The new credit facility is secured by substantially all tangible and intangible assets of the Company and by a guaranty from, and a pledge of all capital stock and tangible and intangible assets of, all of the Company's present and future wholly owned domestic subsidiaries other than certain joint ventures. The borrowings under the new credit agreement rank senior in priority of repayment to any subordinated indebtedness. Interest is based on certain published rates plus an applicable margin which will vary depending on the financial performance of the Company. The applicable margin will be reduced by 25 basis points after the repayment of the capital markets term loan. The credit agreement requires the Company to maintain interest rate hedge agreements covering a notional amount of not less than 50% of the principal amount outstanding of its net funded debt. The credit agreement contains various covenants and conditions including the maintenance of certain financial ratios and tests, and restricts the ability of the Company to, among other things, incur additional indebtedness and pay dividends on its common stock.

     On May 25, 1999, Quest Diagnostics commenced an offer to purchase all of its existing 10 3/4% notes with the proceeds from an offering of new senior subordinated notes. Due to unsatisfactory conditions in the high yield market, the Company decided not to proceed with its planned offering of new senior subordinated notes. The tender offer to purchase its existing 10 3/4% notes expired on September 16, 1999.

     The Company believes the financing under the new credit facility will provide sufficient financial flexibility and access to funds to finance the costs to integrate the businesses of Quest Diagnostics and SBCL, to meet seasonal working capital requirements, to fund capital expenditures and to fund additional growth opportunities for the foreseeable future.*

     Management believes that Quest Diagnostics' successful integration of SmithKline Beecham's clinical laboratory business and implementation of its business strategy, together with the indemnifications by Corning and SmithKline Beecham against monetary fines, penalties or losses from outstanding government and other related claims, will enable it to generate strong cash flows.* Additionally, management believes that these actions will aid the Company in meeting the ongoing challenges in the clinical laboratory industry brought on by the growth in managed care and increased regulatory complexity.*

HISTORICAL RESULTS OF OPERATIONS

     Net income before an extraordinary loss and special charges incurred in connection with the SBCL acquisition for the third quarter of 1999 increased to $10.9 million from $6.1 million in the prior year. Net income before an extraordinary loss and special charges incurred in connection with the SBCL

----------
* THESE ARE FORWARD-LOOKING STATEMENTS. SEE ITEM 1. "BUSINESS--CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" CONTAINED IN THE COMPANY'S 1998 ANNUAL REPORT ON FORM 10-K.

acquisition for the nine months ended September 30, 1999 increased to $31.4 million, compared to $21.5 million in the prior year period. These increases are primarily due to improved operating performance of the Company prior to the acquisition of SBCL. After special charges of $30.3 million and an extraordinary loss, net of taxes, of $2.1 million incurred in connection with the acquisition, the Company reported net income (loss) for the three and nine months ended September 30, 1999 below the 1998 levels. Net income for the nine months ended September 30, 1999 includes $1.9 million of interest income ($1.2 million, net of tax) associated with a favorable state tax settlement. Net income for the nine months ended September 30, 1998 includes a $2.5 million charge ($1.2 million, net of tax) recorded in selling, general and administrative expenses that represented the final costs associated with the Company's consolidation plan announced in December 1997.

     Results for the three and nine months ended September 30, 1999 include the effects of testing performed by third parties under the Company's laboratory network management arrangements. As laboratory network manager, Quest Diagnostics includes in its consolidated revenues and expenses the cost of testing performed by third parties. This impacts the comparability of revenues and expenses for 1999 as compared to 1998 and added $26.2 million and $59.0 million to both reported revenues and expenses for the three and nine months ended September 30, 1999, respectively. This treatment also serves to increase cost of services as a percentage of net revenues and decreases selling, general and administrative expenses as a percentage of net revenues.

     NET REVENUES

     Excluding the effect of the testing performed by third parties under the Company's laboratory network management arrangements, net revenues for the three and nine months ended September 30, 1999 increased $227.9 million and $236.4 million, respectively, over the prior year period. Excluding the impact of the SBCL acquisition and the third party testing performed under the Company's laboratory network management arrangements, net revenues for the three and nine months ended September 30, 1999 increased 5.9% and 2.7%, respectively, principally due to an increase in average revenue per requisition.

     COSTS AND EXPENSES

     Total operating costs for the third quarter and the nine months ended September 30, 1999, excluding the effect of testing performed by third parties under the Company's laboratory network management arrangements, increased from the year earlier periods. The increases are due primarily to the acquisition of SBCL. Operating costs and expenses for 1998 included a first quarter charge of $2.5 million ($1.2 million, net of tax) in selling, general and administrative expenses that represented the final costs associated with the Company's consolidation plan announced in December 1997.

     The following discussion and analysis regarding cost of services, selling, general and administrative expenses and bad debt expense exclude the effect of testing performed by third parties under the Company's laboratory network management arrangements, which serve to increase cost of services as a percentage of net revenues and reduce selling, general and administrative expenses as a percentage of net revenues. Cost of services, which includes the costs of obtaining, transporting and testing specimens, decreased during the third quarter as a percentage of net revenues to 58.3% from 58.5% a year ago. Cost of services for the nine months ended September 30, 1999, decreased as a percentage of net revenues to 57.3% from 59.0% in the prior year. These decreases are primarily attributable to an increase in average revenue per requisition. Selling, general and administrative expenses, which includes the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased during the quarter as a percentage of net revenues to 32.7% from 34.0% in the prior year. While selling, general and administrative expenses contain a relatively high level of costs which do not increase at the same rate as revenues are increased, during the third quarter of 1999 bad debt expense increased to 7.1% of net revenues from 6.2% of net revenues in the prior year. The increase in bad debt expense is principally attributable to SBCL's collection experience which is lower than Quest Diagnostics' historical experience. A significant portion of the difference in collection experience is due to Quest Diagnostics' processes in the billing area, most notably the processes around the collection of diagnosis, patient and insurance information necessary to effectively bill for services performed. The Company believes that opportunities exist to share internal best practices in the billing functions in order to drive down SBCL's historical bad debt percentage.* For the nine months ended September 30, 1999, selling, general and administrative expenses increased as a percentage of net revenues to 33.9% from 32.8% in the prior year. These increases were principally due to additional investments in information technology and sales and marketing capabilities, litigation expenses and employee compensation costs, including severance. For the nine months ended September 30, 1999, bad debt expense was 6.1% of net revenues which is consistent with the prior year.

     Net interest expense increased from the prior year by $10.6 million and $4.8 million for the three and nine months ended September 30, 1999, respectively. Net interest expense for the nine months ended September 30, 1999 included $1.9 million of interest income associated with a favorable state tax settlement. The increase in net interest expense is primarily attributable to the amounts borrowed under the new credit facility in conjunction with the SBCL acquisition.

     Amortization of intangible assets increased from the prior year by $2.3 million and $1.8 million for the three and nine months ended September 30, 1999, respectively, principally as a result of the SBCL acquisition.

     During the three and nine months ended September 30, 1999, the Company recorded special charges totaling $30.3 million ($18.2 million, net of tax), incurred in connection with the acquisition of SBCL. Of the total, $19.8 million represents stock based employee compensation related to special one-time grants of the Company's common stock to certain individuals of the combined company of $17.8 million, and accelerated vesting, due to the completion of the SBCL acquisition, of restricted stock grants made in previous years totaling $2.0 million. In addition, the Company incurred $9.2 million of professional and consulting fees related to integration planning activities. The remainder of the charge is related to costs incurred by the Company in conjunction with its planned offering of new senior subordinated notes, the proceeds of which were expected to be used to repay the Company's existing 10 3/4% senior subordinated notes. Due to unsatisfactory conditions in the high yield market, the Company decided not to proceed with the offering.

     Other, net for the three and nine months ended September 30, 1999 increased from the prior year level, primarily due to an increase in minority partners' share of income.

     The Company's effective tax rate is significantly impacted by goodwill amortization, a majority of which is not deductible for tax purposes, and has the effect of increasing the overall tax rate.

     In conjunction with the acquisition of SBCL, the Company repaid the entire amount outstanding under its then existing credit agreement. The extraordinary loss recorded in the third quarter of 1999 represents $3.6 million ($2.1 million, net of tax) of deferred financing costs written off in connection with the extinguishment of the related credit agreement.

     ADJUSTED EBITDA

     Adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, excluding special items. Adjusted EBITDA for the three months ended September 30, 1999 improved to $67.8 million, or 11.5% of net revenues (adjusted for testing performed by third parties under the

----------
* THESE ARE FORWARD-LOOKING STATEMENTS. SEE ITEM 1. "BUSINESS--CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" CONTAINED IN THE COMPANY'S 1998 ANNUAL REPORT ON FORM 10-K.

Company's laboratory network management arrangements), from $37.6 million, or 10.4% of net revenues, in the prior year period. Adjusted EBITDA for the nine months ended September 30, 1999 was $151.9 million, or 11.4% of net revenues (adjusted for testing performed by third parties under the Company's laboratory network management arrangements), compared to $124.7 million last year, or 11.4% of net revenues in the prior year period. Increases in Adjusted EBITDA were principally associated with the SBCL acquisition, and to a lesser extent improvements in the operating performance of the Company prior to the acquisition of SBCL.

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

     INTEREST RATES

     At September 30, 1999 and December 31, 1998, the fair value of the Company's debt was estimated at approximately $1,274 million and $480 million, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. Such fair values exceeded the carrying value of the debt at September 30, 1999 and December 31, 1998 by approximately $6 million and $15 million, respectively. An assumed 10% increase in interest rates (representing approximately 90 basis points) would potentially reduce the fair value of the Company's debt by approximately $8 million and $9 million at September 30, 1999 and December 31, 1998, respectively.

     The Company had approximately $1,110 million of variable interest rate debt outstanding at September 30, 1999. An assumed 10% increase in interest rates (representing approximately 60 basis points) would result in a $3 million reduction in the Company's after-tax earnings and cash flows for the nine months ended September 30, 1999 based on debt levels as of September 30, 1999. The primary interest rate exposures on the variable interest rate debt are with respect to interest rates on United States dollars as quoted in the London interbank market.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at September 30, 1999 totaled $36.8 million, a decrease of $166.1 million from December 31, 1998. The decrease is primarily associated with the acquisition and financing of the transaction with SmithKline Beecham and the repayment of the entire amount outstanding under the Company's then existing credit agreement. Cash flows from operating and financing activities provided cash of $186.5 million and $733.0 million, respectively, which was offset by investing activities which required cash of $1,085.5 million. Cash and cash equivalents at September 30, 1998 increased from December 31, 1997 by $19.3 million due to operating activities which provided cash of $104.4 million, offset by investing and financing activities which used cash of $85.1 million.

     Net cash from operating activities for 1999 was $82.0 million higher than the 1998 level. The impact of the SBCL acquisition on earnings before the extraordinary loss and special charges, along with decreased payments associated with restructuring and other special charges, and changes in accounts payable and accrued expenses and other assets and liabilities, increased net cash provided by operations in 1999. The impact of these changes was partially offset by changes in the Company's deferred tax position and amounts due from Corning.

     Increased spending on investing activities is principally related to the acquisition of SBCL including transaction costs associated with the acquisition. Capital spending for the nine months ended September 30, 1999 was $47.5 million compared to $27.9 million for the same period in the prior year. The Company estimates that it will invest approximately $15 million to $25 million during the remainder of 1999 for capital expenditures, principally related to investments in information technology infrastructure and equipment and facility upgrades. * The increase in investments during the nine months ended September 30, 1999 is principally associated with investments to fund certain benefit plans and contributions to the Company's Arizona joint venture.

     During the third quarter of 1999, the Company borrowed $1,132.5 million, including $57.5 million under its new revolving credit facility, to fund the cash purchase price and related transaction costs of the SBCL acquisition, and to repay the entire amount outstanding under its then existing credit agreement. During the nine months ended September 30, 1999, the Company repaid $361.3 million of debt. Of this amount, $57.5 million represented the repayment, in the third quarter of 1999, of the entire amount borrowed by the Company under its new revolving credit facility at the closing of the SBCL acquisition. The remaining amount of $303.8 million was principally associated with the repayment of amounts outstanding under its then existing credit agreement. Other than the reduction for outstanding letters of credit, which currently approximate $17.3 million, all of the revolving credit facility was available for borrowing. During the nine months ended September 30, 1999, the Company paid $36.8 million of costs associated with the financing of the transaction with SmithKline Beecham, distributed $2.6 million to minority partners, repurchased $1.1 million of its common stock and received approximately $2.0 million in proceeds from the exercise of stock options.

     During February 1998, Quest Diagnostics' Board of Directors authorized a limited share purchase program which permits the Company to purchase up to $27 million of its outstanding common stock through 1999. Cumulative purchases under the program through September 30, 1999 total $14.1 million. The program is intended to mitigate the dilutive impact to earnings per share of issuing new shares for the Company's employee benefit plans. The Company suspended purchases of its shares when it reached a preliminary understanding of the transaction with SmithKline Beecham on January 15, 1999.

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

     Quest Diagnostics commenced its Year 2000 readiness program in 1997. Similar to Quest Diagnostics, SmithKline Beecham initiated a plan to address the Year 2000 issue in 1996. SBCL followed the methodology prescribed by its parent, SmithKline Beecham. A description and the status of SBCL's Year 2000 readiness program is presented below.

----------
* THESE ARE FORWARD-LOOKING STATEMENTS. SEE ITEM 1. "BUSINESS--CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" CONTAINED IN THE COMPANY'S 1998 ANNUAL REPORT ON FORM 10-K.

YEAR 2000 READINESS PROGRAM OF QUEST DIAGNOSTICS, EXCLUSIVE OF THE SBCL
OPERATIONS

     Quest Diagnostics has established a dedicated project team to implement the program. In order to address the Year 2000 issue, Quest Diagnostics has adopted a six-phase plan which includes: (1) inventory; (2) assessment; (3) repair/replace/upgrade; (4) testing; (5) implementation; and (6) contingency planning. This plan is common for each of the following seven major areas:

INFRASTRUCTURE - Includes computer hardware, systems software (other than application software) and voice and data network components. The inventory and assessment phase, for all equipment and software supplied by vendors who have responded to Quest Diagnostics' inquiries, is complete. Also Quest Diagnostics has completed nearly 99% of the activities for phases three, four and five of its Year 2000 plan. The remaining activities are scheduled for completion during the fourth quarter of 1999. Contingency plans have been completed for those vendors that have not responded or have not indicated a Year 2000 ready status.

APPLICATIONS - Includes all application software including, but not limited to, Quest Diagnostics' clinical laboratory systems, financial systems, billing systems, human resources systems, purchasing systems and customer interface systems. The inventory and assessment phases for all applications are complete. Quest Diagnostics is in the process of repairing, replacing or upgrading non-compliant code, testing for compliance and implementing certified systems. Approximately 99% of the overall effort is completed with a scheduled completion during November 1999.

LABORATORY INSTRUMENTS - Includes all clinical diagnostic instrumentation in the testing facilities. The inventory and assessment phases, for all vendors has been completed. Quest Diagnostics is in the process of repairing, replacing or upgrading non-compliant instrumentation and testing for compliance. Approximately 99% of all instruments are Year 2000 ready and Quest Diagnostics expects to be 100% compliant by the end of November of 1999.

FACILITIES - Includes all building facilities (e.g. air conditioning units, generators), property owners and building service providers (e.g. waste management, public utilities). The inventory and assessment phases, for all vendor responses received, is complete. Quest Diagnostics has completed 82% of the activities for phases three, four and five of its Year 2000 plan. Contingency plans have been created for those vendors that have not responded or have not indicated a Year 2000 ready status. However, there are a significant number of service providers and property vendors who will not be compliant until late in the fourth quarter 1999. Quest Diagnostics continues to monitor the progress of these third parties towards Year 2000 readiness.

DESKTOP ENVIRONMENT - Includes the personal computer hardware and operating systems. The inventory and assessment phases are complete. An outside vendor was selected and retained to coordinate the desktop replacement program. The rollout is 100% complete.

EXTERNAL PROVIDERS - Includes the process of identifying and prioritizing critical suppliers and communicating with them about their plans and progress in addressing the Year 2000 problem. The inventory phase and the assessment phase, for all vendor responses received, is complete. Quest Diagnostics is in the process of confirming that the suppliers' expected compliance dates have been met, and of obtaining any specific information omitted from earlier supplier responses. Contingency plans have been developed for all purchased items identified as critical to the company's mission. These mission critical items, to the extent possible, will be inventoried in sufficient quantity either at supplier or company facilities to assure product availability through the first weeks of 2000, and have been agreed to with the applicable suppliers.

PAYERS - Includes the process of contacting each critical payer (i.e. Medicare, Medicaid, commercial insurance carriers) regarding their plans and progress in addressing the Year 2000 problem. All critical payers have been identified and Quest Diagnostics is in the process of assessing the state of readiness for all responses received. Contingency plans have been developed for all payers and suppliers identified as critical to the company's mission as well as for those vendors that have not responded to our requests. Quest Diagnostics' goal is to perform final reviews of the contingency plans in the fourth quarter of 1999.

YEAR 2000 READINESS PROGRAM OF SBCL

     The methodology followed by SBCL included the following four phase approach:

(1) Assessment and Strategy - Determine the scale of the problem and solutions for its resolution; (2) Detailed Analysis and Planning - Identify Year 2000 code and data changes to plan their implementation; (3)
Implementation - Change and test Year 2000 code / data, including certification on dedicated time machines where system dates are rolled forward; and (4) Ongoing Compliance Management - Prevent re-introduction of Year 2000 problems.

This approach was common for each of the following seven major partitions:

APPLICATIONS - Includes all applications software including, but not limited to, SBCL's clinical laboratory system, billing system, financial applications, hospital lab system, corporate health system, clinical trials system and managed care eligibility systems. Compliant code for all applications have been returned to production and certified. These applications continue to be reviewed under the Ongoing Compliance Management program.

INFRASTRUCTURE - Includes computer hardware, operating system and system software. Hardware and system software components supporting production applications have been upgraded and tested.

TELECOMMUNICATION - Includes voice and data network components. Implementation of upgrades to all telecom components at laboratory and administrative facilities is complete.

LABORATORY INSTRUMENTS - Includes all clinical diagnostic instrumentation in the testing facilities. 91% of the instruments have been certified for Year 2000 readiness. SBCL continues to repair, replace, upgrade and re-test those instruments found to be non-compliant.

FACILITIES - Includes all building support systems (e.g. heating and cooling, power, elevators) . The Analysis and Planning phase for these systems is complete. 94% of the facilities systems are compliant. The remaining systems are in the process of being upgraded and are expected to be completed by the end of November 1999.

DESKTOP ENVIRONMENT - Includes personal computer hardware, operating system and end user software. All desktop hardware has been tested for Year 2000 compliance. Full implementation of a Year 2000 compliant desktop operating system, software and e-mail to all networked workstations is complete.

EXTERNAL RELATIONSHIP INITIATIVE - The goal of this initiative is to evaluate the Year 2000 readiness of all external partners. The same three phase approach was followed for all categories of partners, as listed below. These phases are
1) Inventory and Prioritization, 2) Communication and Assessment, 3) Mitigation.

         SUPPLIERS - The inventory phase and the assessment phases for all supplier responses received is complete. Critical suppliers were identified and warranty statements were received from them. The supplier database has been integrated with the Quest Diagnostics database. These suppliers are being included in the compliance and contingency planning processes being employed by Quest Diagnostics under its Year 2000 readiness program.

         CUSTOMERS - The inventory and prioritization and communication phases to all high priority customers has been completed. Survey responses are being evaluated. In addition, informational brochures have been sent to all requesting clients.

         ELECTRONIC COMMERCE - SBCL has communicated with every external partner who is a recipient and /or originator of files interfaced to SBCL systems. 98% of these interfaces are compliant. SBCL is currently working directly with our business partners to test the remaining 2% with an expected completion by the end of November 1999.

YEAR 2000 READINESS DISCLOSURE - COMBINED COMPANY

     Although each of the above areas for both Quest Diagnostics and SBCL is at a different stage of readiness, the Company has made significant progress to date towards completing its plans under its Year 2000 readiness programs. The Year 2000 readiness programs will be an ongoing process until all contacted parties have responded to Company requests for Year 2000 information. The Company is continuing to work internally and with external contractors, as needed, to complete the final phases of the programs. The Company also continues to work with its external vendors, whose readiness is vital for a smooth transition into the Year 2000. In addition to the phases outlined above, the Company's plan also includes regular status presentations to the Audit and Finance Committee of the Board of Directors, and a special retention bonus plan for its key information systems employees, which is based on the success in making the combined Company's systems Year 2000 compliant. The Company's goal is to have all significant systems properly functioning and certified with respect to the Year 2000 during the fourth quarter of 1999.*

     Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party vendors and payers, the Company is unable to determine at this time whether the consequences of potential Year 2000 business disruptions will have a material impact on the Company's results of operations, liquidity and financial condition. The most reasonably likely worst case consequences of the Company or key vendors or payers not being ready by January 1, 2000 include, among other things, temporary business unit closures, delays in laboratory testing or delivery of laboratory testing results, inventory shortages and delays in collecting accounts receivable. Approximately 10% to 15% of the Company's annual net revenues are received from Medicare carriers. The Company could experience collection delays if Medicare or other large third party payers (such as insurance companies) experience Year 2000 problems. Medicare carriers are being required to implement new programs required by the 1997 Balanced Budget Act at the same time that they are attempting to make their systems Year 2000 compliant. In September 1998, the General Accounting Office reported that "HCFA and its contractors are severely behind schedule in repairing, testing and implementing the mission-critical systems supporting Medicare" and concluded that "it is highly unlikely that all of the Medicare systems will be compliant in time to ensure the delivery of uninterrupted benefits and services into the year 2000." More recently, HCFA stated that their systems and their contractors' systems supporting Medicare are compliant, tested and certified with respect to Year 2000.

     While the Company believes that its Year 2000 readiness programs significantly reduce the potential adverse effect of any such disruptions, Quest Diagnostics cannot guarantee that the Year 2000 problem will not result in significant business disruptions. Specific factors that give rise to this uncertainty include the possible loss of technical resources to perform the remediation work, failure to identify all susceptible systems, non-compliance by third-parties whose systems impact the Company, and other similar uncertainties.

     Concurrent with the plans described above, the Company has developed detailed contingency plans for each major area to mitigate the possible disruption in business operations. Contingency plans may include accepting estimated payments from customers and payers, making use of alternative vendors, stockpiling inventory and temporarily moving laboratory testing services. Within Quest Diagnostics' and SBCL's separate operations, most of the

------------------
* THESE ARE FORWARD-LOOKING STATEMENTS, SEE ITEM 1. "BUSINESS--CAUTIONARY STATEMENT FOR PURPOSES OF THE 'SAFE HARBOR' PROVISIONS OF THE PRIVATE SERCURITIES LITIGATION REFORM ACT OF 1995" CONTAINED IN THE COMPANY'S 1998 ANNUAL REPORT ON FORM 10-K.

regional laboratories have similar test menus and, with the adoption of standardized test codes and progress in other standardization initiatives (including billing and lab information systems), the Company has improved its ability to move laboratory specimens to an alternative site in the event that a regional laboratory experiences disruptions. The contingency plans and related cost estimates will be continually refined as additional information becomes available with final reviews in the fourth quarter of 1999. *

     Costs incurred through September 30, 1999 related to the Company's Year 2000 readiness programs approximated $62 million, of which approximately $28 million was capitalized. Current estimates of the remaining costs are approximately $12 million to $20 million, of which approximately 40% to 50% will be capitalized. Capitalized costs principally represent the purchase of new software and hardware. These estimates are subject to potentially significant revisions as additional information, including vendor responses, becomes available. Costs related to the Company's Year 2000 readiness program have been, and are expected to continue being, funded by cash from operations.*

PRO FORMA COMBINED FINANCIAL INFORMATION

     The following pro forma combined financial information assumes that the SBCL acquisition and borrowings under the new credit facility were effected on the earliest period presented. The Stock and Asset Purchase Agreement includes a provision for a purchase price adjustment based on an audit of the August 16, 1999 combined balance sheet of SBCL and certain affiliates. Adjustments resulting from this audit, which are subject to resolution as set forth in the Stock and Asset Purchase Agreement, have been recorded in the pro forma combined financial information to the extent that the Company believes they are applicable. The pro forma combined financial information reflects the preliminary allocation of purchase price. The allocation will be finalized after completion of the valuation of certain assets and liabilities, the recording of the integration costs related to SBCL's assets, liabilities and employees, and the final resolution of the purchase price adjustment. There can be no assurances that the amounts reflected in the pro forma combined financial information will not be subject to change as a result of changes in the allocation of the purchase price, including the resolution of the purchase price adjustment.

     The pro forma combined financial information is presented for illustrative purposes only to analyze the financial implications of the SBCL acquisition and borrowings under the new credit facility. The pro forma combined financial information may not be indicative of the combined financial results of operations that would have been realized had Quest Diagnostics and SBCL been a single entity during the periods presented. In addition, the pro forma combined financial information is not necessarily indicative of the future results that the combined company will experience.

     Significant pro forma adjustments reflected in the pro forma combined information include reductions in employee benefit costs, and general corporate overhead allocated to the historical results of SBCL by SmithKline Beecham, offset by an increase in net interest expense to reflect the Company's new credit facility which was used to finance the SBCL acquisition. Amortization of the goodwill, which accounts for a majority of the acquired intangible assets, is calculated on the straight-line basis over forty years. Other, net has been adjusted to remove SBCL's non-recurring gains from the sale and license of certain technology and its physician office-based teleprinter assets and network. Income taxes have been adjusted for the estimated income tax impact of the pro forma adjustments at the incremental tax rate of 40%. A significant portion of the intangible assets acquired in the SBCL acquisition is not deductible for tax purposes which has the overall impact of increasing the effective tax rate.

----------
* THESE ARE FORWARD-LOOKING STATEMENTS. SEE ITEM 1. "BUSINESS--CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" CONTAINED IN THE COMPANY'S 1998 ANNUAL REPORT ON FORM 10-K.

                    PRO FORMA COMBINED FINANCIAL INFORMATION

                                                                        QUARTER ENDED
                             ----------------------------------------------------------------------------------------------------
                                                           SEPTEMBER      DECEMBER                                   SEPTEMBER
                              MARCH 31,       JUNE 30,        30,            31,        MARCH 31,      JUNE 30,         30,
                                 1998           1998          1998          1998           1999          1999           1999
                             -------------  ------------- -------------  ------------  -------------  ------------  -------------
PRO FORMAS                                                  (in thousands, except per share data)
                                                                         (unaudited)
STATEMENT OF OPERATIONS
   DATA:
Net revenues................. $   737,280    $   744,154   $   766,625    $  779,724    $   823,450    $  837,533    $   819,301
Costs and expenses:
 Cost of services............     438,360        458,635       452,719       464,130        514,170       527,692        501,153
 Selling, general and             233,847
  administrative.............                    224,019       248,467       253,344        248,495       262,169        254,447
 Interest expense, net.......      31,700         31,733        31,653        31,466         31,680        29,723         31,186
 Amortization of intangible        11,143
  assets.....................                     11,128        11,293        11,183         10,856        10,982         11,160
 Special charges.............          --             --            --            --             --        15,813         30,282
 Other, net..................      (6,344)          (227)          405          (211)         1,136         1,597            409
                              ------------   ------------  -----------    -----------   -----------    ----------    -----------
  Total......................     708,706        725,288       744,537       759,912        806,337       847,976        828,637
                              ------------   ------------  -----------    -----------   -----------    ----------    -----------
Income (loss) before taxes
   and extraordinary loss....      28,574         18,866        22,088        19,812         17,113       (10,443)        (9,336)
Income tax expense (benefit).      14,666         10,955        11,307         9,869          8,885        (1,573)           805
                              ------------   ------------  -----------    -----------   -----------    ----------    -----------
Income (loss) before
   extraordinary loss........      13,908          7,911        10,781         9,943          8,228        (8,870)       (10,141)
Extraordinary loss, net of
   taxes                               --             --            --            --             --            --         (2,139)
                              ------------   ------------  -----------    -----------   -----------    ----------    -----------
Net income (loss)............ $    13,908    $     7,911   $    10,781    $    9,943    $     8,228    $   (8,870)   $   (12,280)
                              ===========    ===========   ===========    ==========    ===========    ==========    ===========


Income before extraordinary
   loss and special charges   $    13,908    $     7,911   $    10,781    $    9,943    $     8,228    $      617    $     8,029
---------------------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per
   common share:
Net income (loss)             $      0.32    $      0.18   $      0.25    $      0.23   $      0.19    $     (0.21)  $     (0.28)
Income (loss) before
   extraordinary loss         $      0.32    $      0.18   $      0.25    $      0.23   $      0.19    $     (0.21)  $     (0.23)
Income before extraordinary
   loss and special charges.. $      0.32    $      0.18   $      0.25    $      0.23   $      0.19    $      0.01   $      0.18
Cash earnings before
   extraordinary loss and
   special charges (a)....... $      0.56    $      0.42   $      0.49    $      0.47   $      0.42    $      0.24   $      0.42
 Weighted average common
  shares outstanding - basic.      43,035         43,130        43,033         42,925        43,044         43,248        43,435

---------------------------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per
   common share:
Net income (loss)             $      0.32    $      0.18   $      0.25    $      0.23   $      0.19    $     (0.21)  $     (0.28)
Income (loss) before
   extraordinary loss         $      0.32    $      0.18   $      0.25    $      0.23   $      0.19    $     (0.21)  $     (0.23)
Income before extraordinary
   loss and special charges.. $      0.32    $      0.18   $      0.25    $      0.23   $      0.19    $      0.01   $      0.18
Cash earnings before
   extraordinary loss and
   special charges (a)....... $      0.55    $      0.41   $      0.48    $      0.46   $      0.42    $      0.24   $      0.41
 Weighted average common
  shares outstanding -
  diluted....................      43,309         43,881        43,434         43,136        43,506         43,933        44,228

---------------------------------------------------------------------------------------------------------------------------------

Adjusted EBITDA (b).......... $    87,485    $    82,306   $    84,638    $    75,909   $    80,667    $    85,016   $    86,599


(a) Cash earnings represents income before extraordinary loss, special charges and amortization of intangible assets, net of applicable taxes. Cash earnings per common share is calculated as cash earnings less preferred dividends, divided by weighted average common shares outstanding.

(b) Pro forma adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, excluding special items including other income and expense items recorded by SBCL prior to the closing of the acquisition, which have not been reflected on the face of the pro forma financial information. These other income and expense items impact the overall comparability of the pro forma results for 1999 and 1998.

PRO FORMA COMBINED RESULTS OF OPERATIONS

     On a pro forma basis, assuming that SBCL had been acquired by Quest Diagnostics on January 1, 1998, net income before an extraordinary loss and special charges was $8.0 million in the third quarter of 1999, compared to $10.8 million in 1998. For the nine months ended September 30, 1999, net income before an extraordinary loss and special charges was $16.9 million, compared to $32.6 million for the prior year period. These declines were primarily due to certain other income and expense items, recorded in SBCL's historical financial statements prior to the closing of the acquisition, which have not been separately reflected on the face of the pro forma financial information. These other income and expense items impact the overall comparability of the pro forma results for 1999 and 1998. Pro forma results for the third quarter of 1999 included $3.2 million ($1.9 million, net of tax) of such expense items, principally associated with cumulative adjustments under certain customer contracts. The 1998 period included $.6 million ($.4 million, net of tax) of non-recurring income. The nine months ended September 30, 1999 and 1998 included incremental expense and pre-tax profits of $24.2 million and $7.2 million, respectively. Approximately $11 million of the incremental expenses resulted from adjustments, recorded by SBCL prior to the closing of the acquisition, to accrued liabilities necessary to properly present the closing balance sheet of SBCL. These adjustments impacted comparability because they resulted in an overstatement of expenses for the period presented. Additionally, approximately $7 million related to losses incurred under a loss contract, and approximately $6 million related to charges associated with two incidents, the costs of which SmithKline Beecham is obligated to indemnify Quest Diagnostics. The most significant of these incidents related to an SBCL employee who allegedly reused certain needles when drawing blood from patients. The pre-tax profit of $7.2 million included in the nine months ended September 30, 1998 primarily represented the favorable settlement of a contract dispute. Excluding the impact of these items in both years would result in income before an extraordinary loss and special charges of $31.4 million for the nine months ended September 30, 1999, and $28.3 million for the nine months ended September 30, 1998. This increase was primarily due to $1.9 million of interest income ($1.2 million, net of tax), associated with a favorable state tax settlement in 1999, and a $2.5 million charge ($1.2 million, net of tax) recorded in 1998 within selling, general and administrative expenses that represented the final costs associated with the Company's consolidation plan announced in December 1997.

     Pro forma results for the three and nine months ended September 30, 1999 included the effects of testing performed by third parties under the Company's laboratory network management arrangements which added $37.5 million and $121.8 million to reported revenues and expenses for the three and nine months ended September 30, 1999, respectively.

     PRO FORMA NET REVENUES

     Excluding the effect of the testing performed by third parties under the Company's laboratory network management arrangements, pro forma net revenues for the third quarter increased by $15.2 million, or 2.0% from the prior year level due to improvements in both average revenue per requisition and volume of clinical testing of 1.8% and 2.9%, respectively, partially offset by a reduction in revenues of 2.6% associated with the treatment in 1999 of a customer contract as a loss contract. Such accounting treatment resulted in the exclusion of the revenues and expenses associated with the contract from operating results. Pro forma net revenues for the nine months ended September 30, 1999 (excluding the effect of the testing performed by third parties under the Company's laboratory network management arrangements) increased $110.4 million or 4.9% from the prior year level. This increase was principally due to a 4.5% improvement in average revenue per requisition, and an increase in clinical testing volume of .4%.

     Prior to the acquisition of SBCL, Quest Diagnostics experienced increases in average revenue per requisition due primarily to a number of factors, including: a shift from capitated volume to fee-for-service volume; contract renewals and new business negotiated on more favorable terms as part of its account profitability strategy; and higher value-added test offerings. The increase in average revenue per requisition experienced by Quest Diagnostics was partially offset by declines in average revenue per requisition related to the growth in managed care business at SBCL. The improvements in volume were primarily attributable to the growth in managed care business at SBCL, partially offset by volume declines at Quest Diagnostics reflecting the impact of increased competition for managed care business, actions taken on unprofitable accounts and severe weather in the first quarter of 1999 in certain service areas.

     PRO FORMA COSTS AND EXPENSES

     The following discussion and analysis regarding pro forma operating costs, including cost of services, selling, general and administrative expenses and bad debt expense exclude the effect of testing performed by third parties under the Company's laboratory network management arrangements and the treatment of a customer contract as a loss contract. Total pro forma operating costs for the three and nine months ended September 30, 1999 increased by $36.0 million and $132.5 million, respectively, from the year earlier periods. As discussed above, operating costs included certain other expense items, recorded in SBCL's historical financial statements prior to the closing of the acquisition, which have not been separately reflected on the face of the pro forma financial information, which partially contributed to the increases. Operating costs and expenses for 1998 included a first quarter charge of $2.5 million ($1.2 million, net of tax) in selling, general and administrative expenses that represented the final costs associated with the Company's consolidation plan announced in December 1997. Operating costs unrelated to volume increased during the quarter and the nine months ended September 30, 1999, principally due to additional investments in information technology and sales and marketing capabilities, and employee compensation costs, including severance.

     Cost of services increased during the third quarter as a percentage of net revenues to 59.3% from 58.1% a year ago. Cost of services for the nine months ended September 30, 1999 and 1998 was 59.3%. Included in cost of services for the three and nine months ended September 30, 1999, were $1.9 million and $7.8 million, respectively, of certain other expense items recorded by SBCL prior to the closing of the acquisition which have not been separately presented, as discussed above.

     During the third quarter of 1999, selling, general and administrative expenses were 32.5%, compared to 33.2% in the prior year. This decrease was due primarily to a reduction in bad debt expense which decreased to 7.6% of net revenues from 8.8% of net revenues in the prior year. For the nine months ended September 30, 1999, selling, general and administrative expenses increased as a percentage of net revenues to 33.0% from 31.9% in the prior year. The increase was principally due to additional investments in information technology and sales and marketing capabilities, litigation expenses and employee compensation costs, including severance. For the nine months ended September 30, 1999, bad debt expense was 7.6% of net revenues, compared to 7.8% in the prior year period.

     Adjusted to exclude the testing performed by third parties under the Company's laboratory network management arrangements and the treatment of a customer contract as a loss contract, the number of days sales outstanding, a measure of billing and collection efficiency, was 58.7 days at September 30, 1999, compared to 64.1 days a year ago and 61.9 days at the end of the second quarter of 1999.

     Net interest expense decreased from the prior year by $.5 million and $2.5 million for the three and nine months ended September 30, 1999, respectively. Net interest expense for the nine months ended September 30, 1999 included $1.9 million of interest income associated with a favorable state tax settlement.

     During the three and nine months ended September 30, 1999, the Company recorded special charges totaling $30.3 million ($18.2 million, net of tax) and $46.1 million ($27.7 million, net of tax), respectively, primarily incurred in connection with the acquisition of SBCL. Of the total special charge recorded in the third quarter of 1999, $19.8 million represented stock based employee compensation of $17.8 million, related to special one-time grants of the Company's common stock to certain individuals of the combined company, and accelerated vesting, due to the completion of the SBCL acquisition, of restricted stock grants made in previous years totaling $2.0 million. In addition, the Company incurred $9.2 million of professional and consulting fees related to integration planning activities. The remainder of the third quarter charge was related to costs incurred by the Company in conjunction with its planned offering of new senior subordinated notes, the proceeds of which were expected to be used to repay the Company's existing 10 3/4% senior subordinated notes. Due to unsatisfactory conditions in the high yield market, the Company decided not to proceed with the offering. The nine months ended September 30, 1999 included an additional charge of $15.8 million in the second quarter, primarily to record (on a pro forma basis) a loss provision to the results of SBCL to reflect a customer contract as a loss contract.

     Other, net for the nine months ended September 30, 1999 increased by $9.3 million, as compared to the prior year period, primarily due to a favorable settlement of a contract dispute in 1998 of $7.2 million and an increase in minority partners' share of income in 1999.

     The Company's effective tax rate is significantly impacted by goodwill amortization, a majority of which is not deductible for tax purposes, and has the effect of increasing the overall tax rate.

     In conjunction with the acquisition of SBCL, the Company repaid the entire amount outstanding under its then existing credit agreement. The extraordinary loss recorded in the third quarter of 1999 represents $3.6 million ($2.1 million, net of tax) of deferred financing costs written off in connection with the extinguishment of the related credit agreement.

     PRO FORMA ADJUSTED EBITDA

     Pro forma adjusted EBITDA represents earnings before interest, taxes, depreciation and amortization, excluding special items. Special items include not only the special charges reflected on the face of the pro forma financial information but also the other income and expense items recorded by SBCL prior to the closing of the acquisition, which have been discussed earlier. Pro forma adjusted EBITDA for the three months ended September 30, 1999 improved to $86.6 million, or 11.1% of net revenues (adjusted to exclude the effects of the testing performed by third parties under the Company's laboratory network management arrangements and the loss contract), from $84.6 million, or 11.3% of net revenues, in the prior year period. Pro forma adjusted EBITDA for the nine months ended September 30, 1999 was $252.3 million, or 10.9% of net revenues (adjusted to exclude the effects of the testing performed by third parties under the Company's laboratory network management arrangements and the loss contract), compared to $254.4 million, or 11.5% of net revenues in the prior year period.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     There have been no material developments in any of the government investigations or private claims reported. See Note 4 to the interim consolidated financial statements for information regarding claims related to SBCL.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

          EXHIBIT NUMBER      DESCRIPTION

          27                  Financial Data Schedule

     (b)  Reports on Form 8-K:

          The Registrant has filed the following Current Report on Form 8-K during the quarter ended September 30, 1999:

          Current Report on Form 8-K (Date of Report: August 16, 1999) filed on August 31, 1999

          The Current Report on Form 8-K (dated August 16, 1999) which was filed on August 31, 1999, reported that on August 16, 1999, the Company completed the acquisition of the clinical laboratory business of SmithKline Beecham for approximately $1.3 billion. The Current Report provided a description of the business acquired and the manner in which the purchase price was financed, including a description of the Company's new credit facility.

          Amendment No.1 to the Current Report on Form 8-K (Date of Report:
          August 16, 1999) which was filed on November 1, 1999, amended Item 7 in its entirety to include the financial statements of the business acquired as well as the pro forma financial information required under
          Item 7.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 12, 1999

Quest Diagnostics Incorporated


By   /s/ Kenneth W. Freeman               Chairman of the Board and
     -------------------------------      Chief Executive Officer
         Kenneth W. Freeman



By   /s/ Robert A. Hagemann              Corporate Vice President and
     -------------------------------     Chief Financial Officer
         Robert A. Hagemann