Form 10-K405
period 1999-12-31
QUEST DIAGNOSTICS INC
filed 2000-03-30
CIK 1022079

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1999
                         Commission file number 1-12215
                         QUEST DIAGNOSTICS INCORPORATED
                               One Malcolm Avenue
                               Teterboro, NJ 07608
                                 (201) 393-5000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. /X/

As of March 10, 2000, the aggregate market value of the approximately 30.8 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.1 billion, based on the closing price on such date of the Company's Common Stock on the New York Stock Exchange.

As of March 10, 2000, there were outstanding 43,718,951 shares of Common Stock, $.01 par value.

                                        DOCUMENTS INCORPORATED BY REFERENCE

Document                               Part of Form 10-K into which incorporated
--------                               -----------------------------------------

Portions of the Registrant's Proxy
Statement to be filed by May 1, 2000                   Part III

Such Proxy Statement, except for portions thereof which have been specifically incorporated by reference, shall not be deemed "filed" as part of this report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

       Quest Diagnostics Incorporated, together with its subsidiaries, is the nation's leading provider of diagnostic testing, information and services. Quest Diagnostics offers a broad range of clinical laboratory testing services used by physicians in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Quest Diagnostics has a more extensive national network of laboratories and patient service centers than its competitors and revenues nearly double that of its nearest competitor. Quest Diagnostics has the leading market share in clinical laboratory testing, anatomic pathology, esoteric testing and testing for drugs of abuse. Its clinical trials business is one of the leading providers of testing to support clinical trials of new pharmaceuticals worldwide. Quest Informatics collects and analyzes laboratory, pharmaceutical and other data to help large health care customers better manage the health of their patients.

       Quest Diagnostics currently processes over 100 million requisitions each year. A requisition is an order form completed by a physician that accompanies a patient specimen, indicating the tests to be performed and the party to be billed for the tests. Quest Diagnostics' customers include physician practices, hospitals, managed care organizations, employers and institutions and other independent clinical laboratories.

       Quest Diagnostics has a network of major laboratories located in about 30 major metropolitan areas throughout the United States, several joint venture laboratories, approximately 200 smaller "stat" laboratories and about 1,400 patient service centers. Quest Diagnostics also has a leading esoteric testing laboratory and research and development facility known as Nichols Institute located in San Juan Capistrano, California as well as laboratory facilities in Mexico City and near London, England. Quest Diagnostics' network increased significantly as a result of the acquisition in August 1999 of SmithKline Beecham Clinical Laboratories, Inc. ("SBCL"), then one of the three largest independent clinical laboratories in the United States.

       Quest Diagnostics expects to realize significant benefits from combining its existing laboratory network with that of SBCL, while maintaining a consistent high level of service to its customers. Quest Diagnostics has begun the process of reducing redundant facilities and infrastructure, which is expected to result in a 5-10% reduction in staffing over the next several years. Quest Diagnostics does not intend to abandon any geographic areas. Quest Diagnostics expects to realize about $100 million in annual net synergies after three years.* See "Integration of SBCL Operations." These benefits, along with the successful execution of the Company's business strategy, will accelerate the Company's earnings growth rate (before special charges related to the further integration of SBCL's operations) by at least 30% annually over the next several years.*

       Quest Diagnostics Incorporated is a Delaware corporation. We refer to Quest Diagnostics Incorporated and its subsidiaries as "Quest Diagnostics" or the "Company." Quest Diagnostics is the successor to a New York corporation known as MetPath Inc. that was organized in 1967. From 1982 to 1996, Quest Diagnostics was a subsidiary of Corning Incorporated ("Corning"). On December 31, 1996, Corning distributed all of the outstanding shares of common stock of


----------
* THIS IS A FORWARD-LOOKING STATEMENT. SEE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995." IN PARTICULAR, SEE FACTORS (A), (B), (C), (D), (E), (F), (G),
     (J), (L), (N) AND (O).

Quest Diagnostics to the stockholders of Corning. The principal executive offices of Quest Diagnostics are located at One Malcolm Avenue, Teterboro, New Jersey 07608, telephone number: (201) 393-5000.

ACQUISITION OF SBCL

On August 16, 1999, Quest Diagnostics completed the acquisition of SBCL, which operated the clinical laboratory business of SmithKline Beecham plc ("SmithKline Beecham"). The purchase price consisted of $1.025 billion in cash and about 12.6 million shares of Quest Diagnostics common stock, which represented approximately 29% of Quest Diagnostics' then outstanding common stock. The cash portion of the purchase price was funded principally through a new senior secured credit facility (the "Credit Agreement"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations." The SBCL acquisition agreement provides for a purchase price adjustment based on an audit of the August 16, 1999 combined balance sheet of SBCL and certain affiliates. Adjustments resulting from this audit, which are subject to resolution as set forth in the SBCL acquisition agreement and are the subject of ongoing discussions between the parties, have been recorded as of December 31, 1999. However, amounts due from SmithKline Beecham, as a result of the purchase price adjustment, have not been reflected in the December 31, 1999 consolidated balance sheet of Quest Diagnostics.

         As part of the acquisition agreement, Quest Diagnostics entered into a long-term contract under which Quest Diagnostics is the primary provider of testing to support SmithKline Beecham's clinical trials testing requirements worldwide. In addition, Quest Diagnostics granted SmithKline Beecham certain non-exclusive rights and access to use Quest Diagnostics' proprietary clinical laboratory information database. Quest Diagnostics will also receive a minority interest in a company that SmithKline Beecham expects to form to sell health care information products and services through various channels, including the Internet.

         The pro forma combined financial information included throughout this annual report assumes that the SBCL acquisition and borrowings under the Company's Credit Agreement were effected on January 1, 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Pro Forma Combined Financial Information."

BUSINESS STRATEGY

Quest Diagnostics' mission is to be recognized by its customers and employees as the best provider of comprehensive and innovative diagnostic testing, information and services.

CAPITALIZE ON ENHANCED LABORATORY TESTING MARKET POSITION. As a result of the acquisition of SBCL, Quest Diagnostics is the clear leader in its core clinical laboratory testing business. Quest Diagnostics is the only truly national provider of clinical laboratory testing services, serving all of the nation's largest 50 metropolitan areas. Its national network of over 1400 patient service centers, 200 stat laboratories and major facilities in about 30 major metropolitan areas enable Quest Diagnostics to serve managed care organizations, hospitals, physicians, employers and other health care providers and their patients throughout the country. Quest Diagnostics believes that, with the benefits of its leading network, it can further establish its market position while at the same time, through its account management process, ensure that its accounts generate an acceptable profit.* Quest Diagnostics also plans to continue to introduce new esoteric tests, particularly in the area of molecular diagnostics, and focus on such growth areas as clinical trials testing and drugs of abuse testing.

BUILD MEDICAL INFORMATION SERVICES CAPABILITIES. Quest Diagnostics seeks to become a leading provider of medical information during the next several years.* Quest Diagnostics believes that more than 70% of all health care decisions and spending are impacted by laboratory testing results. Quest Diagnostics believes that its clinical laboratory results database is the largest private database in the world. Quest Diagnostics has traditionally used its database to assist (1) large customers of clinical testing, who use the data to answer financial, marketing and quality related questions, and (2) pharmaceutical customers, who use the data (without patient identifying information) to expand their marketing efforts as well as to promote disease management initiatives. Quest Diagnostics is actively exploring ways to expand the use of its database to improve patient care through opportunities ranging from Internet-based health and information services to direct-to-consumer services. As part of this strategy, in January 2000, Quest Diagnostics announced the execution of an agreement with Caresoft Incorporated, under which Quest Diagnostics will provide laboratory results and testing information directly to consumers who request it over the Internet through Caresoft's consumer web site, THEDAILYAPPLE.COM., enabling consumers to download these results into their own confidential personal medical record.

PROVIDE THE HIGHEST QUALITY. Quest Diagnostics seeks to become recognized as the undisputed quality leader in the health care services industry.* To help achieve this goal, in late 1999 Quest Diagnostics recruited the Process Quality Leader of GE Capital's Six Sigma effort, to spearhead a similar initiative for the Company. Six Sigma is an approach to managing that requires thorough understanding of customer needs and requirements, rigorous tracking and measuring of services, and training of employees in methodologies so that they can be held accountable for improving results. During 2000, the Six Sigma methodology and high-impact quality improvement projects will be deployed across the Company. Three of Quest Diagnostics' laboratories have achieved ISO-9001 certification, an international standard for quality management systems, with Nichols Institute being the first clinical laboratory in North America to achieve this certification. Quest Diagnostics' diagnostics kits facility has also achieved ISO-9001 certification. Several of Quest Diagnostics' regional laboratories are currently pursuing ISO-900l certification.

THE UNITED STATES CLINICAL LABORATORY TESTING MARKET

         OVERVIEW. Clinical laboratory testing is an essential element in the delivery of quality health care service. Physicians use laboratory tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical laboratory testing is generally categorized as clinical testing and anatomical pathology testing. Clinical

--------
* THIS IS A FORWARD-LOOKING STATEMENT. SEE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995." IN PARTICULAR, SEE FACTORS (A), (G) AND (K).

* THIS IS A FORWARD-LOOKING STATEMENT. SEE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995." IN PARTICULAR, SEE FACTORS (G), (K), (L), (M) AND (N).

* THIS IS A FORWARD-LOOKING STATEMENT. SEE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995." IN PARTICULAR, SEE FACTORS (E), (G), (I), (J), (K), (L), (M) AND (N).

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

         Quest Diagnostics believes that the United States clinical laboratory testing industry is between $30 billion and $35 billion in annual revenues. Most laboratory testing is done by three types of providers: hospital-affiliated laboratories; independent clinical laboratories such as those owned by Quest Diagnostics; and physician-office laboratories. Quest Diagnostics believes that in 1999 hospital-affiliated laboratories performed over one-half of the clinical laboratory tests in the United States, independent clinical laboratories performed approximately one-third of those tests and physician-office laboratories performed the balance.

         During the last decade, the following factors have had a negative impact on independent clinical laboratory growth rates:

         o excess capacity and intensified competition, including competition from hospital laboratories that seek to expand their testing services to persons who are not in- or out-patients (see "Customers-Hospitals");

         o reductions in Medicare reimbursement rates and changes in government and private payer reimbursement policies designed to reduce utilization of tests (see "Regulation of Reimbursement for Clinical Laboratory Operations"); and

         o growth of the managed care sector and other health care networks, which resulted in increased bargaining power in the hands of large buyers.

         EFFECT OF THE GROWTH OF THE MANAGED CARE SECTOR. Over the last decade, the number of patients participating in managed care plans has grown significantly, although recently the growth rate has slowed. In addition, the managed care industry has been consolidating, resulting in several large managed care organizations who have significant bargaining power in negotiating fee arrangements with health care providers, including clinical laboratories. The challenges created by these market dynamics include:

         o SHIFT TOWARD CAPITATED PAYMENT CONTRACTS. Managed care organizations generally negotiate capitated payment contracts for a substantial portion of their business, which shift the risk and cost of testing from the managed care organization to the clinical laboratory. Under a capitated payment contract, the clinical laboratory and the managed care organization agree to a per member, per month, payment to cover all laboratory tests during the month, regardless of the number or cost of the tests actually performed. Some services, such as various esoteric tests, new technologies and anatomic pathology services, may be carved out from a capitated rate and, if carved out, are charged on a fee-for-service basis. Some capitated payment contracts include retroactive or future fee adjustments if the number of tests performed for the managed care organization exceeds or is less than the negotiated threshold levels. For their fee-for-service testing, managed care organizations also typically negotiate substantial discounts.

         o RESPONSIBILITY FOR CHARGES FOR OUT-OF-NETWORK TESTS. Recently, managed care organizations have begun to make their principal laboratory providers responsible for all the costs of clinical laboratory services provided to the members of the managed care organizations. Under these arrangements, the principal laboratory provider (or "lab network provider") is responsible for the charges for tests performed by other laboratory providers even though the principal laboratory has no control over the physicians who ultimately determine where to send the specimens for testing. The principal provider attempts to reduce this risk by forming a network of other subcontracted laboratories to reduce the amount of out-of-network testing. While managed care organizations typically agree to discourage their affiliated physicians from sending tests to out-of-network laboratory providers, it is often difficult to achieve 100% compliance with these programs, and the principal laboratory provider is responsible for the costs of the out of network testing. The principal laboratory provider generally receives a fee for managing the laboratory network.

         o HISTORY OF AGGRESSIVE PRICING. Capitated agreements with managed care organizations have historically been priced aggressively. This practice was due to competitive pressures and the expectation that a laboratory could capture not only the testing covered under the contract, but also additional higher priced fee-for-service business from participating physicians. As the number of patients covered under managed care organizations increases, more patients are covered by capitated agreements and there is less fee-for-service business, and therefore less profitable business to offset the lower margin capitated managed care business. Furthermore, physicians are increasingly affiliated with more than one managed care organization, and, therefore, a clinical laboratory might receive little, if any, additional fee-for-service testing from participating physicians.

         FUTURE OUTLOOK. In the long term, Quest Diagnostics believes that pricing pressures are likely to remain due to intense competition. Increased controls over the utilization of clinical laboratory tests by both Medicare and the private sector will continue to negatively impact testing volume. However, Quest Diagnostics believes that the following factors will favorably impact testing volume, yielding modest annual industry growth:*

         o        general aging of the United States population;

         o increased focus on early detection and prevention as the best way to reduce the overall cost of health care and development of more sophisticated and specialized tests for early detection of disease and disease management;

         o research and development in the area of genetics, which are expected to ultimately yield new genetic tests and techniques;

         o tests becoming more affordable due to advances in technology and increased cost efficiencies;

----------
* THIS IS A FORWARD-LOOKING STATEMENT. SEE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995." IN PARTICULAR, SEE FACTORS (D), (J), (L) AND (M).

         o increased testing for substance abuse, occupational exposures and as part of comprehensive wellness programs;

         o increased testing for diagnosis and monitoring of infectious diseases such as AIDS and hepatitis C; and

         o increased awareness of patients as to the value of clinical laboratory testing and an increased willingness of patients to pay for tests that may not be covered by third party payers.

The clinical laboratory testing industry is faced with changing technology and new product introductions. Technology changes may lead to the development of more cost effective point-of-care testing equipment that can be performed by physicians in their offices without requiring the services of clinical laboratories, which could negatively impact testing volume and revenues.

SERVICES

         Quest Diagnostics' laboratory testing business consists of routine testing, esoteric testing and clinical trials testing. Quest Diagnostics' management estimates that, on a pro forma basis (adjusted to exclude the effect of the testing performed by third parties under the Company's laboratory network management arrangements), in 1999 routine testing generated about 83% of its net revenues, esoteric testing generated about 12% of its net revenues and clinical trials testing generated about 2% of its net revenues. Quest Diagnostics derived the balance of its net revenues primarily from the manufacture and sale of diagnostic test systems and fees charged to customers, such as managed care organizations and pharmaceutical companies, for information products derived from clinical laboratory data.

         ROUTINE TESTING. Routine tests measure various important bodily health parameters such as the function of the kidney, heart, liver, thyroid and other organs. Commonly ordered tests include:

         o        blood cholesterol level tests;

         o        complete blood cell counts;

         o        Pap smears;

         o        HIV-related tests;

         o        urinalyses;

         o        pregnancy and other pre-natal tests; and

         o        alcohol and other substance-abuse tests.

         Quest Diagnostics performs routine testing through its network of major laboratories, stat laboratories and patient service centers. It also performs routine testing at hospital laboratories it manages. Major laboratories offer a full line of routine clinical tests. Stat laboratories are local facilities where Quest Diagnostics can quickly perform an abbreviated line of routine tests for customers that require rapid turnaround. Patient service centers are facilities at which specimens are collected. Patient service centers are typically located in or near a building for medical professionals.

         Quest Diagnostics operates 24 hours a day, 365 days a year. It performs and reports most routine procedures within 24 hours. Most test results are delivered electronically.

         ESOTERIC TESTING. Nichols Institute is one of the leading esoteric clinical testing laboratories in the world. In 1998, Nichols Institute, located in San Juan Capistrano, became the first clinical laboratory in North America to achieve ISO-9001 certification. As a result of the SBCL acquisition, Quest Diagnostics acquired SBCL's National Esoteric Testing Center, located in Van Nuys, California. Quest Diagnostics has announced plans to transfer esoteric testing performed at the Van Nuys facility to Nichols Institute.

         Esoteric tests are those tests that are performed less frequently than routine tests and/or require more sophisticated equipment and materials, professional "hands-on" attention and more highly skilled personnel. Because it is not cost-effective for most clinical laboratories to perform the low volume of esoteric tests in-house, they generally refer many esoteric tests to an esoteric clinical testing laboratory. Esoteric tests are generally priced higher than routine tests.

         Nichols Institute performs hundreds of esoteric tests that are not routinely performed by Quest Diagnostics' regional laboratories. These esoteric tests are generally in the following fields:

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

         o molecular biology (a branch of biology dealing with the organization of living matter, especially with the genetic and molecular basis of biological phenomena);

         o oncology (the study of abnormal cell growth including benign tumors and cancer);

         o serology (a science dealing with the body fluids and their analysis, including antibodies, proteins and other characteristics);

         o special chemistry (more sophisticated testing requiring special expertise and technology); and

         o toxicology (the study of chemicals and drugs and their effects on the body's metabolism).

         Quest Diagnostics believes that it is one of the leaders in transferring technological innovation from academic and biotechnology laboratories to the marketplace. Nichols Institute was the first private reference laboratory to introduce a number of new tests, including tests to measure circulating hormone levels and tests to predict breast cancer. Quest Diagnostics continues to develop new and more sophisticated testing to monitor the success of therapy for cancer and AIDS and to detect other diseases and disorders. In 1999, Nichols

Institute introduced an improved maternal serum screening test for assessing the risk of prenatal genetic abnormalities, such as Down syndrome and neural tube defects.

         Quest Diagnostics uses complex technologies such as branched DNA and polymerase chain reaction (PCR) to detect lower levels of the AIDS virus than can be measured using other technologies. The concentration of the AIDS virus, also referred to as viral load, can also be measured. The ability to measure the viral load permits health care providers to better tailor drug therapies for HIV-infected patients.

         Quest Diagnostics maintains a relationship with the academic community through its Academic Associates program, under which about 40 scientists from academia and biotechnology firms work directly with Quest Diagnostics' staff scientists to monitor and consult on existing test procedures and develop new esoteric test methods. In addition, Quest Diagnostics enters into licensing arrangements and co-development agreements with biotechnology companies and academic medical centers.

         CLINICAL TRIALS TESTING. Quest Diagnostics believes that, as a result of the acquisition of SBCL's clinical trials business, its clinical trials business is the world's third largest provider, after Quintiles Transnational Corp. and Covance Inc., of clinical laboratory testing performed in connection with clinical research trials on new drugs. Clinical research trials assess the safety and efficacy of new drugs. Quest Diagnostics has clinical trials testing centers in the United States and in England. Prior to the acquisition, SBCL entered into a testing agreement with Dorovitch Laboratory Services in Australia to enhance clinical trials service in Australia and the Pacific Rim. Clinical trials involving new drugs are increasingly being performed both inside and outside the United States.

         About $29 million (or about 41%) of Quest Diagnostics' pro forma 1999 net revenues from clinical trials testing represented testing for SmithKline Beecham. Under a ten year agreement, Quest Diagnostics is the primary provider of clinical trials testing services for SmithKline Beecham worldwide.

         OTHER SERVICES AND PRODUCTS. Quest Diagnostics manufactures and markets diagnostic test kits and systems primarily for esoteric testing under the Nichols Institute Diagnostics brandname. These are sold principally to hospital and clinical laboratories both domestically and internationally. In 1999, sales of diagnostic test kits and systems accounted for about 1% of Quest Diagnostics' pro forma net revenues (adjusted to exclude the effect of the testing performed by third parties under the Company's laboratory network management arrangements). Quest Diagnostics also provides information derived from clinical laboratory data to customers such as managed care organizations and pharmaceutical companies through Quest Informatics.

CUSTOMERS

         Quest Diagnostics provides testing services to a broad range of health care providers. During 1999, no single customer or affiliated group of customers accounted for more than 3% of Quest Diagnostics' pro forma net revenues (adjusted to exclude the effect of the testing performed by third parties under the Company's laboratory network management arrangements). Quest Diagnostics believes that the loss of any one of its customers would not have a material adverse effect on its financial condition, results of operations or cash flow. The primary types of customers are:

         PHYSICIANS AND PHYSICIAN GROUPS. Physicians requiring testing for patients who are not covered by a capitated managed care contract are one of the primary sources of Quest Diagnostics' clinical laboratory business. Quest

Diagnostics bills its fees for testing services to the appropriate party, who may be (1) the physician who requested the testing, (2) the patient, or (3) a third party who pays the bill for the patient, such as an insurance company, Medicare or Medicaid. Some states, including New York, New Jersey and Rhode Island, prohibit Quest Diagnostics from billing physician clients.

         Quest Diagnostics typically bills its customers on a fee-for-service basis. Fees billed to physicians are based on the laboratory's client fee schedule and are typically negotiated. Fees billed to patients and third parties are based on the laboratory's patient fee schedule, which may be subject to limitations on fees imposed by third-party payers and negotiation by physicians on behalf of their patients. Medicare and Medicaid reimbursements are based on fee schedules set by governmental authorities.

         MANAGED CARE ORGANIZATIONS. On a pro forma basis, during 1999 more than 20% of Quest Diagnostics' volume but less than 10% of its net revenues (adjusted to exclude the effect of the testing performed by third parties under the Company's laboratory network management arrangements) were generated from capitated agreements with managed care organizations. Managed care organizations typically contract with a limited number of clinical laboratories for their capitated members and then agree to instruct their participating physicians to use these in-network laboratories for their capitated testing. Larger managed care organizations typically prefer to use large independent clinical laboratories because they can provide services on a national or regional basis and can manage networks of local or regional laboratories. In addition, larger laboratories are better able to achieve the low-cost structures necessary to profitably service large managed care organizations and can provide test utilization data across their various plans. Quest Diagnostics has several agreements with managed care organizations under which it manages laboratory networks for the managed care organizations.

         Quest Diagnostics closely reviews its arrangements with managed care organizations and intends not to enter into any overall arrangements that are not profitable. Quest Diagnostics cannot assure investors that it will not lose managed care accounts to other clinical laboratories that price their laboratory services agreements more aggressively.

         HOSPITALS. Quest Diagnostics provides services to hospitals throughout the United States that vary from esoteric testing to laboratory management. Quest Diagnostics believes that it is the industry's market leader in servicing hospitals. During 1999, on a pro forma basis reference testing for hospitals accounted for about 12% of net revenues (adjusted to exclude the effect of the testing performed by third parties under the Company's laboratory network management arrangements). Hospitals generally maintain an on-site laboratory to perform testing on patients and refer less frequently needed and highly specialized procedures to outside laboratories, which typically charge the hospitals on a negotiated fee-for-service basis. Many hospitals compete with independent clinical laboratories by encouraging community physicians to send their testing to the hospital's laboratory. In addition, hospitals that have purchased physicians' practices generally require their physicians to send their tests to the hospital's affiliated laboratory. As a result, hospital-affiliated laboratories can be both customers and competitors for independent clinical laboratories.

         EMPLOYERS AND OTHER INSTITUTIONS. Quest Diagnostics provides testing services to governmental agencies, including the Department of Defense and state and federal prison systems, and to large employers. Quest Diagnostics is the leader in the clinical laboratory industry in providing testing to employers for substance abuse, occupational exposures and comprehensive wellness programs. The employer market is growing faster than the overall market for clinical laboratory testing as large companies seek to take an active role in lowering their overall health care costs through wellness programs to ensure that they have a healthy, drug-free workforce. During 1999, on a pro forma basis testing services for employers accounted for about 6% of net revenues (adjusted to exclude the effect of the testing performed by third parties under the Company's laboratory network management arrangements). Quest Diagnostics also performs esoteric testing services for other independent clinical laboratories that do not have the full range of Quest Diagnostics' testing capabilities. All of these customers are charged on a fee-for-service basis.

PAYERS

         Fees for many clinical laboratory tests are billed to a party other than the patient or the physician who ordered the test. Tests performed may be billed to third-party payers such as insurance companies, managed care organizations, Medicare and Medicaid.

         The following table shows current estimates of the breakdown of the percentage of Quest Diagnostics' pro forma total volume of requisitions and total clinical laboratory revenues (adjusted to exclude the effect of the testing performed by third parties under the Company's laboratory network management arrangements) in 1999 applicable to each payer group:

--------------------------------------------------------------------------------
                                                           REVENUE AS % OF TOTAL
                                REQUISITION VOLUME AS       CLINICAL LABORATORY
                                  % OF TOTAL VOLUME              REVENUES
--------------------------------------------------------------------------------
Patient                                 3%-8%                     10%-15%
--------------------------------------------------------------------------------
Medicare and Medicaid                  12%-17%                    12%-17%
--------------------------------------------------------------------------------
Monthly Bill
 (Physician, Hospital,
   Employer, Other)                    33%-38%                    30%-35%
--------------------------------------------------------------------------------
Third Party Fee-for-Service            20%-25%                    33%-38%
--------------------------------------------------------------------------------
Managed Care-Capitated                 20%-25%                     5%-10%
--------------------------------------------------------------------------------

SALES AND MARKETING

         Quest Diagnostics markets to and services its customers through its direct sales force sales representatives, customer service and patient service representatives and couriers.

         Most sales representatives market routine laboratory services primarily to physicians and hospitals. The remaining sales representatives focus on particular market segments or on testing niches. For example, some representatives concentrate on market segments such as hospitals or managed care organizations, and others concentrate on testing niches such as substance-abuse testing.

         Customer service representatives perform a number of services for patients and customers. They monitor services, answer questions and help resolve problems. Quest Diagnostics' couriers pick up specimens from most clients daily.

GROWTH OPPORTUNITIES

         Quest Diagnostics believes that it can take advantage of several growth opportunities with its current infrastructure.

         MEDICAL INFORMATION. The demand for comprehensive medical information continues to grow. Quest Diagnostics believes that its clinical laboratory database is the largest private clinical laboratory results database in the world. Quest Diagnostics intends to utilize this database and others it may develop to become a leading provider of medical information, improving patient care through opportunities that range from Internet-based health and information services to direct-to-patient services. Large customers of clinical laboratories are increasingly interested in integrating clinical laboratory data with other health care information to answer financial, marketing and quality related questions. Pharmaceutical customers are interested in using clinical laboratory data (without patient identifying information) to expand their marketing efforts as well as to promote disease management initiatives.

         To meet these emerging needs for medical information, the Quest Informatics division of Quest Diagnostics has developed a portfolio of information products based primarily upon Quest Diagnostics' extensive database and core medical and analytical expertise. These products maintain patient confidentiality and require patient consent if patient identifying information is provided to a third party. Quest Diagnostics is actively exploring ways to expand the use of its database through opportunities ranging from Internet-based health and information services to direct-to-patient services. As part of this strategy, in January 2000, Quest Diagnostics announced the execution of an agreement with Caresoft Incorporated under which Quest Diagnostics will provide laboratory results and testing information directly to consumers who request it over the Internet through Caresoft's consumer web site, THEDAILYAPPLE.COM., enabling consumers to download these results into a secured personal medical record. Laws in a number of states restrict the ability of patients to directly access test results and accordingly, the website will not be available in those states that restrict access.

         CONSUMER HEALTH. Currently, almost all the testing performed by Quest Diagnostics is ordered by a physician, who receives the test results. However, consumers are becoming increasingly interested in managing their own health and health records. As indicated in the preceding paragraph, Quest Diagnostics will shortly begin to allow patients to access their test results through the Internet and download the results into a confidential personal medical record made available by Caresoft. Quest Diagnostics believes that consumers will increasingly want to order clinical laboratory tests themselves, particularly for monitoring levels of cholesterol, PSA (prostate specific antigen), glucose, hemoglobin (anemia), and TSH (thyroid disorders), even if they may be responsible for paying for the tests themselves. Quest Diagnostics' network of 1,400 patient service centers throughout the country, which already service over 100,000 patients each day, could be utilized to service testing ordered directly by the patient. Laws in a number of states restrict the ability of patients to order tests directly and permit test results to be provided only to the ordering physician. However, Quest Diagnostics believes that consumer demand may result, over time, in the re-examination of regulatory restrictions on patients' ordering clinical tests and receiving the results directly.*

         HOSPITAL ALLIANCES. In response to the growth of the managed care sector, many health care providers have established new alliances. Hospital-physician networks have emerged in many markets to offer a comprehensive range of health care services, either to managed care organizations or directly to employers.

----------
* THIS IS A FORWARD-LOOKING STATEMENT. SEE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995." IN PARTICULAR, SEE FACTORS (J), (L), (M) AND (N).

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

         During the last several years, Quest Diagnostics and SBCL have established joint ventures with the leading integrated health delivery networks in several metropolitan areas: (1) UPMC Health System, based in Pittsburgh, (2) Unity Health, based in St. Louis, 3) Banner Health System (formerly Samaritan Health System), based in Phoenix, and (4)Community Hospitals of Indiana and Seton Health Corporation of Central Indiana, based in Indianapolis. Quest Diagnostics also has an existing joint venture (acquired as part of the SBCL acquisition) with Miami Valley Hospital, based in Dayton, and an existing joint venture with approximately 20 hospitals in northwestern Pennsylvania and southwestern New York. These joint venture arrangements, which provide testing for these hospitals as well as for unaffiliated physicians and other health care providers in their geographic areas, serve as Quest Diagnostics' principal laboratory facilities in their service areas. Quest Diagnostics has either a majority ownership interest in or day-to-day management responsibilities for all of its hospital joint ventures except for the joint venture with Banner Health System.

         Since the completion of the SBCL acquisition, Quest Diagnostics has been taking steps to integrate Quest Diagnostics' businesses that are in the regions served by the former SBCL joint ventures (as well as the integration of SBCL's businesses that are in the regions served by the existing Quest Diagnostics businesses). During 2000 Quest Diagnostics expects to transfer the competing businesses to all of its existing joint ventures. However, one or more of the joint ventures could be terminated by mutual agreement of the parties due to changes in business objectives resulting from the acquisition of SBCL.

         In addition to its joint venture arrangements, Quest Diagnostics has outsource agreements with a group of approximately 25 hospitals in eastern Nebraska and manages the laboratories of those hospitals. Quest Diagnostics also manages the laboratories at a number of other hospitals.

         In 1998 Quest Diagnostics entered into an agreement with Premier, Inc. ("Premier"). Premier is one of the largest group purchasing organizations in the United States. Approximately 1,800 hospitals in the United States are affiliated with Premier. Under this agreement, Quest Diagnostics is the only clinical laboratory sponsored by Premier to negotiate strategic services arrangements with hospitals affiliated with Premier, which may include a variety of alternatives tailored to the needs of the hospital, ranging from management of hospital laboratories to extended outsourcing arrangements. Quest Diagnostics is also one of two clinical laboratories approved by Premier to provide reference testing services to hospitals affiliated with Premier under a committed standard group purchasing agreement.

INFORMATION SYSTEMS

         Information systems are used in laboratory testing, billing, customer service, logistics, management of medical data, and other aspects of Quest Diagnostics' business. Quest Diagnostics believes that the efficient handling of information involving customers, patients, payers and other parties will be critical to its future success.

         During the 1980's and early 1990's, when Quest Diagnostics acquired many of its laboratory facilities, regional laboratories were operated as local, decentralized units. When the laboratories were acquired, Quest Diagnostics did not make significant changes in their method of operations and did not standardize their billing, laboratory and some other information systems. As a result, by the end of 1995 Quest Diagnostics had many different information systems for billing, test results reporting and other transactions. Over time, the growth in the size and network of Quest Diagnostics' customers and the increasing complexity of billing made clear a greater need for standardized systems.

         Prior to the acquisition of SBCL, Quest Diagnostics had chosen its SYS system as its standard billing system and its QuestLab system (which is licensed from a third party) as its standard laboratory information system, and had begun to convert laboratories to the standard systems. SBCL had standardized billing and laboratory information systems (which are different from the Quest Diagnostics systems) throughout its laboratory network. As a result of the acquisition of SBCL, Quest Diagnostics is currently reassessing its standard systems.

         SBCL shares a data center (containing its billing system and certain administrative systems) with SmithKline Beecham's other United States operations. This data center is currently operating at close to capacity. In addition, SBCL did not have a payroll system separate from that of SmithKline Beecham. SBCL is continuing to use the SmithKline Beecham data center for a transition period. Quest Diagnostics expects that by the end of 2000, it will establish a new data center for the SBCL billing system. At a later date Quest Diagnostics may decide to consolidate its other billing sites into a new system. In addition, during 2000, Quest Diagnostics expects to install a new payroll system for all employees. Transferring databases and masterfiles to a new data center and converting billing and other systems present conversion risks. In addition, workflow is interrupted during a conversion, which may cause backlogs.

         The Company is continuing to invest in the development and improvement of its connectivity products for customers and providers by developing differentiated products that will provide friendlier, easier access to information. The Company expects to develop new Internet-enabled connectivity for test ordering and results reporting during the next 12 months. In addition, the Company expects to enter into strategic alliances to enhance its ability to introduce electronic services to a broader variety of customers across all spectrums.* The recent selection by PC WEEK as the number 10 rated company in its fast-track 500 list reflects the Company's continuing emphasis on positioning itself to capitalize in the digital economy through the use of state-of-the-art networks and capabilities.

         Quest Diagnostics did not experience any significant year 2000 problems.

----------
* THIS IS A FORWARD-LOOKING STATEMENT. SEE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995." IN PARTICULAR, SEE FACTORS (K) AND (N).

BILLING

         Billing for laboratory services is complicated. Laboratories must bill various payers, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, all of which have different requirements.

         Most of Quest Diagnostics' bad debt expense is the result of several non-credit related issues, primarily missing or incorrect billing information on requisitions. Quest Diagnostics performs the requested tests and reports test results regardless of whether the billing information is incorrect or missing. It subsequently attempts to obtain any missing information and rectify incorrect billing information received from the health care provider. Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions and generally increases the aging of accounts receivable. Among many other factors complicating billing are (1) pricing differences between the fee schedules of Quest Diagnostics and those of the payer, (2) disputes with payers as to which party is responsible for payment, (3) disparity in coverage among various carriers and (4) auditing for specific compliance policies and procedures. Ultimately, if all issues are not resolved in a timely manner, the related receivables are charged to the allowance for doubtful accounts.

         Quest Diagnostics has implemented "best practices" for billing that have significantly reduced the percentage of requisitions with missing billing information from approximately 16% at the beginning of 1996 to approximately 5.5% immediately prior to the acquisition of SBCL. These initiatives, together with progress in dealing with Medicare medical necessity documentation requirements and standardizing billing systems, have significantly reduced bad debt expense since 1996. During the twelve months ended July 31, 1999 (immediately prior to the acquisition of SBCL), Quest Diagnostics' bad debt expense was about 6% of net revenues (adjusted to exclude the effect of the testing performed by third parties under the Company's laboratory network management arrangements), while SBCL, which had not implemented procedures similar to those of Quest Diagnostics, had bad debt expense of about 10% of net revenues (adjusted to exclude the effect of the testing performed by third parties under SBLC's laboratory network management arrangements). Since the acquisition, Quest Diagnostics has begun to implement Quest Diagnostics billing practices, which Quest Diagnostics believes should be able to lower overall bad debt expense (including that of SBCL) to (or below) the levels immediately prior to the acquisition.*

         Implementation of a standardized billing system continues to be a priority of Quest Diagnostics. However, Quest Diagnostics believes that over the next several years it will derive greater benefit from maintaining separate billing systems for the former SBCL operations and focusing its attention on implementing Quest Diagnostics' best billing practices. Converting billing systems to a standardized system presents conversion risks to Quest Diagnostics, as key databases and masterfiles are transferred to a standardized system. In addition, the billing workflow is interrupted during a conversion, which may cause backlogs.

         Quest Diagnostics has not experienced any significant interruptions in reimbursement from any payers as a result of the year 2000 problem.

----------
* THIS IS A FORWARD-LOOKING STATEMENT. SEE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995." IN PARTICULAR, SEE FACTORS (D), (E), (G) AND (K).

INTEGRATION OF SBCL OPERATIONS

         The integration of SBCL's operations with Quest Diagnostics' existing operations is difficult and complex. Given the large size of SBCL's operations, the Company expects that it will take as long as four years before the integration of SBCL is fully completed. The integration requires the dedication of management resources, which detracts attention from day-to-day operations. During and after the integration process, Quest Diagnostics is committed to providing the highest levels of customer service. Nonetheless, the process of combining operations could cause an interruption of, or a loss of momentum in, the activities of Quest Diagnostics' business, which could have a material adverse effect on net revenues and operating results, at least in the short term. Any interruption or deterioration in services may result in a customer's decision to stop using Quest Diagnostics for clinical laboratory testing. Most clinical laboratory testing is performed under arrangements that are terminable at will or on short notice.

         Quest Diagnostics has already begun the process of reducing redundant facilities and infrastructure, which is expected to result over the next several years in a 5-10% reduction in staffing. The Company does not intend to abandon any geographic areas. The Company has already successfully completed the transfer of testing from SBCL's laboratory in the Boston metropolitan area to Quest Diagnostics' existing laboratory in that area. The Company has selected and announced the other redundant laboratories that will be closed or reduced in size over the next several years, which are located in the following metropolitan areas: Baltimore, Cleveland, Dallas, Detroit, Long Island, Miami and Philadelphia. The Company has existing facilities in all of these areas that can handle the additional volume and service requirements of customers. In addition, some testing volume currently sent to distant sites will be redirected to nearby facilities, which will improve customer service. Also, the Company is transferring esoteric testing performed at SBCL's National Esoteric Testing Center in Van Nuys, California to Nichols Institute and consolidating its domestic clinical trials testing at SBCL's clinical trials facility in Van Nuys. All of these actions are scheduled to take place during 2000 and 2001.

         The integration of SBCL's operations is costly. During 1999, the Company recorded about $73 million in special charges relating to the acquisition and planned integration of SBCL. During 1999, the Company also recorded nearly $56 million in other integration costs that were not charged to earnings but were recorded as a cost of the SBCL acquisition. The Company also expects to incur about $15 million in integration costs that will be charged to operations during 2000 as incurred. Approximately $109 million of the costs and expenses outlined above are expected to involve cash outlays. While the majority of the integration costs are expected to be paid in 2000, there are certain severance and facility related exit costs, principally remaining lease obligations, that have payment terms extending beyond 2000. Management believes that the costs to integrate the SBCL business into Quest Diagnostics will be funded primarily through cash from operations.* See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

         While the aggregate amount of these cash and non-cash costs are less than the original estimates of about $190 million included in the Company's proxy statement for the 1999 annual meeting of shareholders, the Company may in the future incur additional integration costs beyond what has already been announced.*

----------
* THESE ARE FORWARD-LOOKING STATEMENTS. SEE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995." IN PARTICULAR, SEE FACTORS (C), (D), (E),
     (F), (G), AND (K).

* THIS IS A FORWARD-LOOKING STATEMENT. SEE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995." IN PARTICULAR, SEE FACTORS (E) AND (G).

         Quest Diagnostics expects that the combination of its existing laboratory network with that of SBCL will result in about $100 million of annual net synergies after three years.* The Company has experienced, and expects to continue to experience, some negative financial impact on its results of operations from the SBCL acquisition, resulting principally from pricing differences between Quest Diagnostics and SBCL, as well as from compensation and benefits adjustments resulting from the combination of workforces. However, the Company expects that the benefits from the acquisition will far outweigh these impacts. Management believes that the benefits from the SBCL acquisition, including the successful integration of SBCL, along with the execution of the Company's business strategy, will accelerate the Company's earnings growth rate (before special charges related to the further integration of SBCL's operations) by at least 30% annually over the next several years.*

ACQUISITIONS

         Quest Diagnostics has added most of its regional laboratories through acquisitions. Quest Diagnostics expects to focus future clinical laboratory acquisition efforts on smaller laboratories that can be integrated into its existing laboratories without impeding the integration of SBCL's operations. This strategy will enable Quest Diagnostics to reduce costs and gain other benefits from the elimination of redundant facilities and equipment, and reductions in personnel. Quest Diagnostics may also consider acquisitions of ancillary businesses as part of its overall growth strategy.

COMPETITION

         The clinical laboratory testing business is fragmented and highly competitive. Quest Diagnostics competes with three types of providers: hospital-affiliated laboratories, other independent clinical laboratories and physician-office laboratories.

         Quest Diagnostics is the leading clinical laboratory provider in the United States, with about $3.3 billion of annual revenues on a pro forma basis during 1999 and facilities in substantially all of the country's major metropolitan areas. Quest Diagnostics' largest competitor is Laboratory Corporation of America ("LabCorp"), which had about $1.7 billion in revenues in 1999. In addition, Quest Diagnostics competes with many smaller regional and local independent clinical laboratories, as well as laboratories owned by physicians and hospitals.

          Quest Diagnostics believes that health care providers often consider the following factors, among others, in selecting a laboratory:

         o accuracy, timeliness and consistency in reporting test results;

         o        number and type of tests performed by the laboratory;

         o        service capability and quality;

         o number, convenience and geographic coverage of patient service centers;

         o        reputation in the medical community; and

         o        pricing.

----------
* THIS IS A FORWARD-LOOKING STATEMENT. SEE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995." IN PARTICULAR, SEE FACTORS (A),(B), (C), (D), (E), (F), (G),
     (J), (K), (L), (N), AND (O).

Quest Diagnostics believes that it competes favorably in each of these areas.

         Quest Diagnostics believes that large independent clinical laboratories may be able to increase their share of the overall clinical laboratory testing market due to their large service networks and lower cost structures. These advantages should enable larger clinical laboratories to more effectively serve large managed care organizations and more effectively deal with Medicare reimbursement reductions and utilization controls.* In addition the company believes that consolidation in the clinical laboratory testing business will continue.

QUALITY ASSURANCE

         Quest Diagnostics' goal is to continually improve the processes for collection, storage and transportation of patient specimens, as well as the precision and accuracy of analysis and result reporting. Quest Diagnostics' quality assurance efforts focus on proficiency testing, process audits, statistical process control and personnel training for all of its laboratories and patient service centers. Quest Diagnostics is implementing a Six Sigma process to help achieve its goal of becoming recognized as the undisputed quality leader in the health care services industry.*

         INTERNAL QUALITY CONTROL AND AUDITS. Quality control samples are processed in parallel with the analysis of patient specimens. The results of tests on quality control samples are then monitored to identify drift, shift or imprecision in the analytical processes. In addition, Quest Diagnostics administers an extensive internal program of "blind" proficiency testing, where quality control samples are processed through Quest Diagnostics' systems as routine patient samples and reported. Quest Diagnostics also performs internal process audits as part of its comprehensive quality assurance program.

         EXTERNAL PROFICIENCY TESTING AND ACCREDITATION. All Quest Diagnostics' laboratories participate in various blind sample quality surveillance programs conducted externally. These programs supplement all other quality assurance procedures. They include proficiency testing programs administered by the College of American Pathologists ("CAP"), as well as many state agencies.

         CAP is an independent non-governmental organization of board certified pathologists. CAP is approved by the Health Care Financing Administration to inspect clinical laboratories to determine compliance with the standards required by the Clinical Laboratory Improvement Amendments of 1988. CAP offers an accreditation program to which laboratories may voluntarily subscribe. All of the Company's major regional laboratories are accredited by CAP. Accreditation includes on-site inspections and participation in the CAP proficiency test program.

----------
* THIS IS A FORWARD-LOOKING STATEMENT. SEE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995." IN PARTICULAR, SEE FACTORS (A), (B), (C), (D), (E), (F), (G),
     (K), (L) AND (M).

* THIS IS A FORWARD-LOOKING STATEMENT. SEE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995." IN PARTICULAR, SEE FACTORS (E), (G), (I), (J), (K), (L),
     (M) and (N).

REGULATION OF CLINICAL LABORATORY OPERATIONS

         The clinical laboratory industry is subject to significant federal and state regulation, including inspections and audits by governmental agencies. Governmental authorities may impose fines, criminal penalties or take other enforcement actions to enforce laws and regulations, including revoking a clinical laboratory's right to conduct business. Changes in regulation may increase the costs of performing clinical laboratory tests.

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

         MEDICAL WASTE, HAZARDOUS WASTE AND RADIOACTIVE MATERIALS. Clinical laboratories are also subject to federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and radioactive materials. Quest Diagnostics generally uses outside suppliers for specimen disposal.

         OCCUPATIONAL SAFETY. The federal Occupational Safety and Health Administration has established extensive requirements relating specifically to workplace safety for health care employers. This includes clinical laboratories whose workers may be exposed to blood-borne or airborne viruses, such as HIV and hepatitis B. Several states have recently enacted legislation requiring use of a "safety needle" that covers or blunts the needle after blood is drawn. Quest Diagnostics is evaluating the use of safety needles, which are more expensive than regular needles, throughout its patient service center network.

         SPECIMEN TRANSPORTATION. Transportation of infectious substances such as clinical laboratory specimens is subject to regulation by the Department of Transportation, the Public Health Service ("PHS"), the United States Postal Service and the International Civil Aviation Organization.

CONFIDENTIALITY OF HEALTH INFORMATION

         Pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), in November 1999, the Secretary of the Department of Health and Human Resources ("HHS") issued proposed regulations that would establish comprehensive federal standards with respect to privacy of certain health information that is or has ever been electronically maintained or transmitted by a health plan, healthcare provider or health care data clearinghouse. The proposed regulations establish a complex regulatory framework on a variety of subjects, including (a) disclosures and uses of health information that require patient consent, (b) patient's rights to access and amend their health information and (c) administrative, technical and physical safeguards required of entities that use or receive protected health information. The proposed regulations establish a "floor" and would not supercede state laws that are more stringent. Therefore, the Company would be required to comply with both federal privacy standards and varying state privacy laws. The federal privacy regulations will become effective two years after they are finalized, which is currently expected to occur later in 2000. In addition, the proposed security and electronic signature regulations issued by the Secretary of the HHS in August, 1998 pursuant to HIPAA are expected to be finalized this year. Compliance with the HIPAA requirements, when finalized, will require significant capital and personnel resources from all healthcare organizations, including the Company. However, the Company will not be able to estimate the cost of complying with these regulations until after they are finalized. The regulations, when finalized, could adversely affect the Company.

REGULATION OF REIMBURSEMENT FOR CLINICAL LABORATORY SERVICES.

         OVERVIEW. The health care industry has been undergoing significant changes. Governmental payers, such as Medicare (which principally serves patients aged 65 years and older), Medicaid (which principally services indigent patients), as well as private insurers and large employers have taken steps to control the cost, utilization and delivery of health care services. Principally as a result of recent reimbursement reductions and measures adopted by the Health Care Financing Administration ("HCFA") to reduce utilization described below, the percentage of Quest Diagnostics' aggregate net revenues derived from Medicare programs declined from 20% in 1995 to 12% in 1999. Quest Diagnostics believes its other business may significantly depend on continued participation in the Medicare and Medicaid programs, because many clients may want a single laboratory to perform all of their clinical laboratory testing services, regardless of whether reimbursements are ultimately made by themselves, Medicare, Medicaid or other payers.

         Billing and reimbursement for clinical laboratory testing is subject to significant federal and state regulation. Penalties for violations of laws relating to billing federal healthcare programs and for violations of federal fraud and abuse laws include: (1) exclusion from participation in Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal penalties and fines; and (4) the loss of various licenses, certificates and authorizations necessary to operate some or all of a clinical laboratory's business. Civil administrative penalties for a wide range of offenses are up to $11,000 per offense plus three times the amount claimed.

         REDUCED REIMBURSEMENTS. In 1984, Congress established a Medicare fee schedule for clinical laboratory services performed for patients covered under Part B of the Medicare program. Congress then imposed a ceiling on the amount that would be paid under the Medicare schedule. Since then, Congress has periodically reduced previous ceilings. The Medicare national fee schedule limitations were reduced in 1996 to 76% of the 1984 national median and in 1998 to 74% of the 1984 national median. In addition, Congress also eliminated the provision for annual fee schedule increases based on the consumer price index through 2002. However, as part of the 1999 Balanced Budget Refinement Act, the reimbursement by Medicare for Pap smear tests was increased by almost 100%. Currently, the Clinton Administration's proposed budget for fiscal Year 2001 seeks to reduce by 1% the scheduled annual fee schedule increases based on the consumer price index for 2003, 2004 and 2005; and to reduce by 30% the reimbursement for four commonly ordered tests. Quest Diagnostics cannot predict if Congress will implement the proposed reduction or any other reductions. The Clinton Administration's proposed budget for fiscal year 2001 also calls for reinstatement of 20% co-insurance for clinical laboratories. When co-insurance was last in effect in 1984, clinical laboratories received from Medicare carriers only 80% of their Medicare reimbursement rates and were required to bill Medicare beneficiaries for the balance of the charges. If enacted, such a proposal could adversely affect the revenues of the clinical laboratory industry, including Quest Diagnostics, by exposing the testing laboratory to the credit of individuals and by increasing the number of bills. In addition, a laboratory could be subject to potential fraud and abuse violations if adequate procedures to bill and collect the co-insurance payments are not established and followed.

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

         A proposed rule released in September 1997 would authorize the OIG to exclude from participation in the Medicare program providers, including clinical laboratories, that charge Medicare and other programs fees that are "substantially in excess of . . . usual charges . . . to any of [their] customers, clients or patients." This proposal was withdrawn by the OIG in 1998. However, the 1997 Balanced Budget Act permits HCFA to adjust statutorily prescribed fees for some medical services, including clinical laboratory services, if the fees are "grossly excessive." In January 1998, HCFA issued an interim final rule setting forth criteria to be used by HCFA in determining whether to exercise this power. Among the factors listed in the rule are whether the statutorily prescribed fees are "grossly higher or lower than the payment made for the. . . services by other purchasers in the same locality." This rule is the basis for the Clinton Administration's proposed budget to reduce by 30% the reimbursement for four commonly ordered tests. In November 1999, the OIG issued an advisory opinion which indicated that that a clinical laboratory that offers discounts on client bills may violate the "usual charges" regulation if the "charge to Medicare substantially exceeds the amount the laboratory most frequently charges or has contractually agreed to accept from non-Federal payors." Quest Diagnostics cannot provide any assurances to investors that fees payable by Medicare could not be reduced as a result of the application of this rule or that the government might not assert claims for reimbursement by purporting to apply this rule retroactively.

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

         In March 1996, HCFA eliminated its prior policy under which Medicare paid for all tests contained in an automated chemistry panel when at least one of the tests in the panel is medically necessary. HCFA indicated that under the new policy, Medicare will only pay for those individual tests in a chemistry panel that are medically necessary. Subsequently the American Medical Association ("AMA"), in conjunction with HCFA, eliminated the existing automated chemistry panel series (CPT Codes 80002-80019) and designed four new panels of "clinically relevant" automated chemistry panels. HCFA adopted these panels in 1998 and in 1999 and 2000 amended these new panels or created additional panels. The elimination of the old panels has resulted in reduced utilization of automated chemistry tests and reduced reimbursement by Medicare for such tests.

         Quest Diagnostics is generally permitted to bill patients directly for some statutorily excluded clinical laboratory services. Quest Diagnostics is also generally permitted to bill patients for clinical laboratory tests that Medicare does not pay for due to "medical necessity" limitations (these tests include limited coverage tests for which an approved diagnosis code is not provided by the ordering physician) if the patient signs an advance beneficiary notice. Since Quest Diagnostics does not have any direct contact with most patients, Quest Diagnostics cannot control the proper use of the advance beneficiary notice, and may perform the tests but cannot subsequently bill the patient for them if the appropriate notice is not timely signed.

         INCONSISTENT PRACTICES. Currently, many different local carriers administer Medicare. They have inconsistent policies on matters such as: (1) test coverage; (2) automated chemistry panels; (3) diagnosis coding; (4) claims documentation; and (5) fee schedules (subject to the national limitations). Inconsistent regulation has increased the complexity of the billing process for clinical laboratories. As part of the 1997 Balanced Budget Act, HHS was required to adopt uniform policies on the above matters by January 1, 1999 and replace the current local carriers with no more than five regional carriers. However, HHS has not finalized uniform policies and has not taken any action to replace the local carriers with five regional carriers.

         HCFA plans to achieve standardization through the help of a single claims processing system for all carriers. This initiative, however, was suspended due to HCFA's Year 2000 compliance priorities.

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

         Various federal enforcement agencies, including the Federal Bureau of Investigations ("FBI") and the OIG, interpret liberally and enforce aggressively statutory fraud and abuse provisions. According to public statements by the Department of Justice ("DOJ"), during the last several years health care fraud has been elevated to one of the highest priorities of the DOJ, and substantial prosecutorial and other law enforcement resources have been committed to investigating health care provider fraud. The OIG also is involved in investigations of health care fraud and has, according to recent workplans, targeted certain laboratory practices for study, investigation and prosecution. As noted above, the penalties for violation of these laws may include criminal and civil fines and penalties and exclusion from participation in federal programs. Many of the anti-fraud statutes and regulations, including those relating to joint ventures and alliances, are vague or indefinite and have not been interpreted by the courts. The Company cannot predict if some of the fraud and abuse rules will be interpreted contrary to the practices of Quest Diagnostics.

         In November 1999, the OIG issued an advisory opinion concluding that the industry practice of discounting client bills may constitute a kickback if the discounted price is below a laboratory's overall cost (including overhead) and below the amounts reimbursed by Medicare. Advisory opinions are not binding but may be indicative of the position that prosecutors may take in enforcement actions. The OIG's opinion, if enforced, could result in fines and possible exclusion and could require Quest Diagnostics to eliminate offering discounts to clients below the rates reimbursed by Medicare.

         Many states have anti-kickback, anti-rebate, anti-fee-splitting and other laws that also affect Quest Diagnostics' relationships with clients who refer non-government-reimbursed clinical laboratory testing business to Quest Diagnostics.

         In addition, since 1992, a federal anti-"self-referral" law, commonly known as the "Stark" law, prohibits, with certain exceptions, Medicare payments for laboratory tests referred by physicians who have, personally or through a family member, an investment interest in, or a compensation arrangement with, the testing laboratory. Since January 1995, these restrictions have also applied to Medicaid-covered services. Many states have similar anti-"self-referral" and other laws that also affect investment and compensation arrangements with physicians who refer other than government-reimbursed laboratory testing to Quest Diagnostics. The Company cannot predict if some of the state laws will be interpreted contrary to the practices of Quest Diagnostics.

GOVERNMENT INVESTIGATIONS AND RELATED CLAIMS

         Since 1993, Quest Diagnostics has settled various government and private claims that primarily involved industry-wide billing and marketing practices that Quest Diagnostics had substantially discontinued by early 1993. Other independent clinical laboratories have settled similar claims. These settlements have not resulted in the exclusion of Quest Diagnostics in any federal health care programs.

         GOVERNMENT SETTLEMENTS

         PRINCIPAL CIVIL SETTLEMENTS. In September 1993, Quest Diagnostics entered into a civil settlement agreement with the DOJ and the OIG, under which it paid a total of approximately $36 million. The claims were that MetPath had wrongfully induced physicians to order laboratory tests without their realizing that those tests would be billed to Medicare at rates higher than those the physicians believed were applicable. SBCL (while owned by SmithKline Beecham) entered into a civil settlement agreement under which in 1997 it paid a total of about $325 million to settle similar claims.

         THE DAMON SETTLEMENT. In October 1996, Damon Clinical Laboratories ("Damon"), which was purchased by Corning in 1993, entered into a plea agreement and civil settlement agreement and release with the DOJ. Under these agreements, Damon paid a total of $119 million.

         OTHER GOVERNMENTAL SETTLEMENTS. In addition, since 1992, Quest Diagnostics has settled nine other federal and state billing-related claims for a total of approximately $46 million. Corning paid or reimbursed Quest Diagnostics for the cost of these settlements.

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

         OTHER INVESTIGATIONS AND CLAIMS. Quest Diagnostics is aware of several pending lawsuits filed under the QUI TAM provisions of the civil False Claims Act. These lawsuits raise a variety of allegations regarding Quest Diagnostics' marketing and billing practices which, if proven, could result in the government recovering substantial sums in damages and penalties. Several of the cases involve operations of SBCL prior to the acquisition of SBCL.

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

         SELF-REPORTING. As an integral part of its compliance program discussed below, Quest Diagnostics investigates all reported or suspected failures to comply with federal health care reimbursement requirements. Any non-compliance that results in Medicare or Medicaid overpayments is reported to the government and reimbursed by Quest Diagnostics. As a result of these efforts, Quest Diagnostics has periodically identified and reported overpayments. While Quest Diagnostics has reimbursed these overpayments and taken corrective action where appropriate, Quest Diagnostics cannot assure investors that in each instance the government will necessarily accept these actions as sufficient.

PRIVATE SETTLEMENTS AND CLAIMS

         Since 1991, Quest Diagnostics has paid about $19 million to settle claims by private payers alleging various actions of over-billing similar to those that were at issue in the government settlements discussed above.

         In March 1997, a former subsidiary of Damon, together with SBCL and LabCorp, was served with a complaint in a purported class action. Quest Diagnostics was added as a defendant in 1999. The complaint asserts claims under the federal civil RICO statute relating to billing to private parties for tests that were the subject of the government settlements. SBCL has also been named in several other class actions that involve similar claims.

         On March 22, 1999, SBCL learned that an SBCL employee at a patient service center in Palo Alto, California had at times reused certain needles when drawing blood from patients. A number of civil actions, including some purporting to be class actions, have been filed against SBCL in federal and state courts in California on behalf of patients who may have been affected by the phlebotomist's reuse of needles or other alleged improper practices. SmithKline Beecham has agreed to indemnify Quest Diagnostics for the out-of-pocket costs of the counseling and testing, for liabilities arising out of the civil actions and for other losses arising out of the conduct of the phlebotomist, other than consequential damages.

CORNING INDEMNITY

         Corning, the former parent of Quest Diagnostics, has agreed to indemnify Quest Diagnostics against all monetary penalties, fines or settlements for any government claims that (1) arise out of alleged violations of applicable federal fraud and health care statutes; (2) relate to billing practices of Quest Diagnostics and its predecessors; and (3) were pending on December 31, 1996. This includes the Nichols Institute investigation described above.

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

         Quest Diagnostics will control the defense of any government claim or investigation unless Corning elects to assume the defense. However, in the case of all non-government claims related to indemnified government claims of alleged over billings, Quest Diagnostics will control the defense. All disputes relating to the Corning indemnification agreement are subject to binding arbitration.

SMITHKLINE BEECHAM INDEMNITY

         SmithKline Beecham has agreed to indemnify Quest Diagnostics against monetary payments required to be made to the federal or any state government arising out of claims on investigations that have been settled before or are pending as of the closing date of the SBCL acquisition, if those claims or investigations are related to alleged violations of applicable federal fraud and health care statutes and the billing practices of SmithKline Beecham and its subsidiaries. SmithKline Beecham has also agreed to indemnify Quest Diagnostics against monetary payments required to be made to private parties, such as insurance companies, relating to or arising out of these governmental claims. The indemnification with respect to governmental claims is for 100% of those claims. With respect to the private party claims, the indemnification is for 100% of those claims, up to an aggregate amount of $80 million, 50% of those claims to the extent they exceed $80 million but are less than $130 million and 100% of those claims to the extent they exceed $130 million. The indemnification also covers 80% of out-of-pocket costs and expenses relating to investigations of the claims indemnified against by SmithKline Beecham. This effectively limits Quest Diagnostics' liability for private party claims to a maximum pretax amount of $25 million plus 20% of out-of-pocket costs and expenses.

         The special indemnification does not cover:

         o governmental claims that arise after the closing date of the SBCL acquisition;

         o private claims unrelated to the indemnified governmental claims or investigations; or

         o any consequential or incidental damages relating to the billing claims including losses of revenues and profits as a consequence of exclusion from participation in federal or state health care programs.

         SBCL has several pending claims that are covered by this indemnification and are described above.

         SmithKline Beecham also has agreed to indemnify Quest Diagnostics against any action, matter or claim arising from SmithKline Beecham's conduct of its business prior to the closing date of the SBCL acquisition (including medical professional liability claims) to the extent that these claims are covered by its insurance policies or would have been covered by policies if not for existing alternative arrangements made by SmithKline Beecham for the payment of such claims.

QUEST DIAGNOSTICS' RESERVES

         Quest Diagnostics' aggregate reserves with respect to all government and private claims (including pre-acquisition claims of SBCL) were about $83 million at December 31, 1999. The reserves represent amounts for future government and private settlements of pending matters or matters deemed probable as a result of the government and private settlements and self-reporting. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available that may cause the final resolution of these matters to exceed established reserves by an amount which could be material to Quest Diagnostics' results of operations and cash flows in the period in which such claims are settled. Quest Diagnostics does not believe that these issues will have a material adverse effect on its overall financial condition.

COMPLIANCE PROGRAM

         Compliance with all government rules and regulations has become a significant concern throughout the clinical laboratory industry because of evolving interpretations of regulations and the national debate over health care. Quest Diagnostics began a compliance program early in 1993.

         Quest Diagnostics emphasizes the development of training programs intended to ensure the strict implementation and observance of all applicable laws, regulations and company policies. Further, Quest Diagnostics conducts in-depth reviews of procedures, personnel and facilities to assure regulatory compliance throughout its operations. A compliance committee of the board of directors requires periodic reporting of compliance operations from management. Government officials have publicly cited this program as a model for the industry.

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

This agreement also gives Quest Diagnostics the opportunity to seek clearer guidance on matters of compliance and to resolve compliance issues directly with the OIG. SBCL also entered into a five-year corporate integrity agreement with the OIG that became effective in 1997. As a result of the acquisition of SBCL, SBCL is now covered under the corporate integrity agreement of Quest Diagnostics.

         None of the undertakings included in Quest Diagnostics' corporate integrity agreement is expected to have any material adverse effect on Quest Diagnostics' business, financial condition, results of operations, cash flow and prospects. Quest Diagnostics believes it complies in all material respects with all applicable statutes and regulations. However, Quest Diagnostics cannot assure investors that no statute or regulations will be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect Quest Diagnostics. Potential sanctions for violation of these statutes include significant damages, penalties and fines, exclusion from participation in governmental health care programs and the loss of various licenses, certificates and authorization necessary to operate some or all of Quest Diagnostics' business.

INSURANCE

         Quest Diagnostics maintains various liability and property insurance programs (subject to maximum limits and self-insured retentions) for claims that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results, and other exposures. Management believes that present insurance coverage and reserves are sufficient to cover currently estimated exposures, but cannot assure investors that Quest Diagnostics will not incur liabilities in excess of the policy limits. Similarly, although Quest Diagnostics believes that it will be able to obtain adequate insurance coverage in the future at acceptable costs, it cannot assure investors that it will be able to do so.

EMPLOYEES

         At February 29, 2000, Quest Diagnostics employed approximately 27,000 people, as compared to 15,000 people at December 31, 1998. The increase in employees is due to the acquisition of SBCL. Approximately 24,000 of Quest Diagnostics' employees were full-time at February 29, 2000. These totals exclude employees of the joint ventures in which Quest Diagnostics does not have a majority interest. Quest Diagnostics expects to reduce its total employment by about 5% to 10% following the completion of the integration of SBCL's operations.

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

         Quest Diagnostics would like to take advantage of the "safe harbor" provisions of the Litigation Reform Act in connection with the forward-looking statements included in this document. The following important factors could cause its actual financial results to differ materially from those projected, forecasted or estimated by it in forward-looking statements:

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

         (d) The impact upon Quest Diagnostics' volume and collected revenue or general or administrative expenses resulting from its compliance with Medicare and Medicaid administrative policies and requirements of third-party payers. These include:

                  (1) the requirements of Medicare carriers to provide diagnosis codes for many commonly ordered tests and the likelihood that third-party payers will increasingly adopt similar requirements;

                  (2) the policy of HCFA to limit Medicare reimbursement for tests contained in automated chemistry panels to the amount that would have been paid if only the covered tests, determined on the basis of demonstrable "medical necessity," had been ordered; and

                  (3) the recent changes in chemistry panels mandated by HCFA.

                           See "Business--Regulation of Reimbursement for Clinical Laboratory Services."

         (e) Adverse results from pending or future government investigations. These include, in particular:

                  (1) significant monetary damages and/or exclusion from the Medicare and Medicaid programs and/or other significant litigation matters;

                  (2) the absence of indemnification from Corning for private claims unrelated to the indemnified government claims or investigations and for private claims that are not settled by December 31, 2001. See "Business--Government Investigations and Related Claims;"

                  (3)      the absence of indemnification from SmithKline
                           Beecham for:

                           (a) governmental claims against SBCL that arise after August 16, 1999; and

                           (b) private claims unrelated to the indemnified governmental claims or investigations; and

                  (4) the absence of indemnification for consequential damages from either SmithKline Beecham or Corning.

         (f) Failure to obtain new customers at profitable pricing or failure to retain existing customers, and reduction in tests ordered or specimens submitted by existing customers.

         (g) The inability of Quest Diagnostics to efficiently integrate acquired clinical laboratory businesses, particularly SBCL's, or to efficiently integrate clinical laboratory businesses from joint ventures and alliances with hospitals, and the costs related to any such integration, or to retain key technical and management personnel. See "Integration of SBCL Operations."

         (h) Inability to obtain professional liability insurance coverage or a material increase in premiums for such coverage. See "Business--Insurance."

         (i) Denial of CLIA certification or other license for any of Quest Diagnostics' clinical laboratories under the CLIA standards, by HCFA for Medicare and Medicaid programs or other federal, state and local agencies. See "Business--Regulation of Clinical Laboratory Operations."

         (j) Adverse publicity and news coverage about Quest Diagnostics or the clinical laboratory industry.

         (k) Computer or other system failures that affect Quest Diagnostics' ability to perform tests, report test results or properly bill customers, including potential failures resulting from systems conversions, including from the integration of the systems of Quest Diagnostics and SBCL. See "Business--Information Systems" and "--Billing."

         (l) Development of technologies that substantially alter the practice of laboratory medicine, including technology changes that lead to the development of cost-effective point-of-care testing equipment that negatively impacts the testing volume and revenues of Quest Diagnostics. See "Business--The United States Clinical Laboratory Testing Business--Future Outlook."

         (m) Development of an Internet based electronic commerce business model that does not require an extensive logistics and laboratory network.

         (n) The impact of the privacy regulations to be issued under HIPAA on the Company's medical information services as well as the cost to comply with the regulations. See "Confidentiality of Health Information."

         (o) Changes in interest rates causing a substantial increase in Quest Diagnostics' effective borrowing rate.


ITEM 2. PROPERTIES

         Quest Diagnostics' principal laboratories (listed alphabetically by state) are located in or near the following metropolitan areas. In certain areas (indicated by the number (2)), Quest Diagnostics has two principal laboratories as a result of the acquisition of SBCL. Except in the case of the Chicago area, Quest Diagnostics intends to close or reduce in size one of the duplicate facilities.


LOCATION                                                           LEASED OR OWNED
--------                                                           ---------------
Phoenix, Arizona                                               Leased by Joint Venture
Los Angeles, California                                                 Owned
San Diego, California                                                   Leased
San Francisco, California                                               Owned
San Juan Capistrano, California                                         Owned
Denver, Colorado                                                        Leased
New Haven, Connecticut                                                  Owned
Miami, Florida (2)                                                      Leased
Tampa, Florida                                                          Owned
Atlanta, Georgia                                                        Owned
Chicago, Illinois (2)                                           One owned, one leased
Lexington, Kentucky                                                     Owned
New Orleans, Louisiana                                                  Owned
Baltimore, Maryland (2)                                                 Owned
Boston, Massachusetts                                                   Leased
Detroit, Michigan (2)                                           One owned, one leased
Grand Rapids, Michigan                                                  Leased
Minneapolis, Minnesota                                                  Leased
St. Louis, Missouri (2)                                         One owned, one leased
Lincoln, Nebraska                                                       Leased
New York, New York (Teterboro, New Jersey)                              Owned
Long Island, New York (2)                                               Leased




LOCATION                                                           LEASED OR OWNED
--------                                                           ---------------
Portland, Oregon                                                        Leased
Philadelphia, Pennsylvania (2)                                  One owned, one leased
Pittsburgh, Pennsylvania                                                Leased
Nashville, Tennessee                                                    Leased
Dallas, Texas (2)                                                       Leased
Houston, Texas                                                          Leased
San Antonio, Texas                                                      Owned
Newport News, Virginia                                                  Leased
Seattle, Washington                                                     Leased


         Quest Diagnostics' executive offices are located in Teterboro, New Jersey, in the facility that also serves as Quest Diagnostics' regional laboratory in the New York City metropolitan area. Quest Diagnostics leases under a capital lease an administrative office (which served as the executive office of SBCL) in Collegeville, Pennsylvania. Quest Diagnostics owns its laboratory facility in Mexico City and leases it laboratory facility near London, England. Quest Diagnostics currently is assessing its need for additional space near the Teterboro and Collegeville facilities. Quest Diagnostics believes that, in general, its laboratory facilities are suitable and adequate for its current and anticipated future levels of operation. Quest Diagnostics believes that if it were unable to renew the lease on any of its testing facilities, it could find alternative space at competitive market rates and relocate its operations to such new location.

ITEM 3. LEGAL PROCEEDINGS

         In addition to the investigations described in "Business--Government Investigations and Related Claims," Quest Diagnostics is involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against the Company involve claims that are substantial in amount. Although the Company cannot predict the outcome of such proceedings or any claims made against the Company, it does not anticipate that the ultimate liability of such proceedings or claims will have a material adverse effect on the Company's financial position or results of operations as they primarily relate to professional liability for which the Company believes it has adequate insurance coverage. See "Business-Insurance."

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The common stock of the Company is listed and traded on the New York Stock Exchange under the symbol "DGX." The following table sets forth, for the periods indicated, the high and low sales price per share as reported on the New York Stock Exchange Consolidated Tape:

         1998:                             HIGH           LOW
         -----                           --------       --------
         First Calendar Quarter          $17.125        $15.0625
         Second Calendar Quarter         $23.0625       $16.125
         Third Calendar Quarter          $22.00         $16.00
         Fourth Calendar Quarter         $18.625        $14.50

         1999:                             HIGH           LOW
         -----                           --------       --------
         First Calendar Quarter          $22.8125       $17.75
         Second Calendar Quarter         $27.50         $21.50
         Third Calendar Quarter          $28.125        $23.75
         Fourth Calendar Quarter         $32.9375       $22.5625

As of March 10, 2000, the Company had approximately 7,150 record holders of its common stock.

         The Company has not paid dividends in 1999 and 1998, and does not expect to pay dividends on its common stock in the foreseeable future. The bank credit facility prohibits the Company from paying cash dividends on its common stock. The Indenture relating to the Company's 10.75% senior subordinated notes due 2006 restricts the ability of the Company to pay cash dividends based primarily on a percentage of the Company's earnings, as defined.

ITEM 6. SELECTED FINANCIAL DATA

         See page 39.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         See pages 40.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the directors of the Company is incorporated by reference to the information in the Company's Proxy Statement to be filed on or before May 1, 2000 (the "Proxy Statement") appearing under the caption "Election of Directors."

EXECUTIVE OFFICERS OF THE REGISTRANT

         Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:

         KENNETH W. FREEMAN (49) is Chairman of the Board and Chief Executive Officer of Quest Diagnostics. Mr. Freeman joined Quest Diagnostics in May 1995 as President and Chief Executive Officer, was elected a director in July 1995 and was elected Chairman of the Board in December 1996. Prior to 1995, he served in a variety of financial and managerial positions at Corning, which he joined in 1972. He was elected Controller and a Vice President of Corning in 1985, Senior Vice President in 1987, General Manager of the Science Products Division in 1989 and Executive Vice President in 1993. He was appointed President and Chief Executive Officer of Corning Asahi Video Products Company in 1990.

         DR. VIJAY AGGARWAL (50) is President of Quest Diagnostics Ventures. He is responsible for the clinical trials testing, medical diagnostics equipment, medical informatics, e-commerce and direct-to-consumer services businesses. Dr. Aggarwal was head of the Technology Department for Bio-Science Laboratories until 1985 when it was acquired by SBCL. From 1985 through August 1999, when SBCL was acquired by Quest Diagnostics, Dr. Aggarwal served in a variety of managerial positions for SBCL, most recently serving as Vice President and Director of SBCL's clinical laboratory business in the United States. From 1994 through June 1998, he served as Vice President and Director of Managed Care Markets for SBCL. Dr. Aggarwal assumed his current responsibilities with Quest Diagnostics in August 1999.

         RICHARD L. BEVAN (40) is Corporate Vice President, Human Resources Strategy and Development. From 1982 until August 1999, Mr. Bevan served in a variety of human resources positions for SmithKline Beecham's pharmaceutical and clinical laboratory businesses, most recently serving as Vice President and Director of Human Resources-Operations for SBCL. Mr. Bevan assumed his current responsibilities with Quest Diagnostics in August 1999.

         JAMES D. CHAMBERS (43) is President, Business Services. Mr. Chambers joined Corning in 1986 and served in a variety of managerial and financial positions for Corning and its subsidiaries, becoming Assistant Treasurer in 1991. Mr. Chambers joined Quest Diagnostics in 1992 as Treasurer and served as Chief Financial Officer from 1994 through 1995. In 1995, he assumed responsibilities for overseeing the Quest Diagnostics billing process; in January 1997 he was named Chief Administrative Officer with additional responsibilities for Information Systems, Communications and Investor Relations; and in February 1998 he was named Marketing and Business Development Leader. In January 1999, Mr. Chambers was named Senior Vice President and Chief Growth Officer and in August 1999 he assumed his current responsibilities.

         JULIE A. CLARKSON (39) is Corporate Vice President for Communications and Public Affairs. She has overall responsibility for internal and external communications and government affairs. Ms. Clarkson has more than 12 years of experience in sales and operations with Quest Diagnostics, most recently serving as Vice President for Business Development in Europe. She assumed her current responsibilities in August 1999.

         ROBERT A. HAGEMANN (43) is Corporate Vice President and Chief Financial Officer. He joined Corning Life Sciences, Inc., in 1992, where he held a variety of senior financial positions before being named Vice President and Corporate Controller of Quest Diagnostics in 1996. Prior to joining Quest Diagnostics, Mr. Hagemann was employed by Prime Hospitality, Inc. and Crompton & Knowles, Inc. in senior financial positions. He was also previously associated with Ernst & Young. Mr. Hagemann assumed his present responsibilities in August 1998.

         GERALD C. MARRONE (57) is Corporate Vice President and Chief Information Officer. Prior to joining Quest Diagnostics in November 1997 as Chief Information Officer, Mr. Marrone was with Citibank, N.A. for 12 years. During his tenure he was most recently Vice President, Division Executive for Citibank's Global Production Support Division. While at Citibank, he was also the Chief Information Officer of Citibank's Global Cash Management business. Prior to joining Citibank, he was the Chief Information Officer for Memorial Sloan-Kettering Cancer Center in New York for five years.

         SURYA N. MOHAPATRA, Ph.D. (50) is President and Chief Operating Officer. Dr. Mohapatra is responsible for all aspects of Quest Diagnostics' core clinical laboratory testing, including its medical, operations and commercial functions. Prior to joining Quest Diagnostics in February 1999 as Senior Vice President and Chief Operating Officer, he was Senior Vice President of Picker International, a worldwide leader in advanced medical imaging technologies, where he served in various executive positions during his 18-year tenure.

         MICHAEL E. PREVOZNIK (38) is Corporate Vice President for Legal and Compliance and General Counsel. Prior to joining SBCL in 1994 as its Chief Legal Compliance Officer, Mr. Prevoznik was with Dechert Price & Rhodes. In 1996, he became Vice President and Chief Legal Compliance officer for SmithKline Beecham Healthcare Services. In 1998, he was appointed Vice President, Compliance for SmithKline Beecham, assuming additional responsibilities for coordinating all compliance activities within SmithKline Beecham, worldwide. Mr. Prevoznik assumed his current responsibilities with Quest Diagnostics in August 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The information called for by this Item is incorporated by reference to the information under the caption "Executive Compensation" appearing in the Proxy Statement. The information contained in the Proxy Statement under the captions "Compensation Committee Report on Executive Compensation" and "Performance Graph" is not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this report:

1. Index to financial statements and supplementary data filed as part of this report:

                  Item                                                 Page
         Report of Independent Accountants                             F-1
         Consolidated Balance Sheets                                   F-2
         Consolidated Statements of Operations                         F-3
         Consolidated Statements of Cash Flows                         F-4
         Consolidated Statements of Stockholders' Equity               F-5
         Notes to Consolidated Financial Statements                    F-6
         Supplementary Data: Quarterly Operating Results               F-34
                  (unaudited)

2. Financial Statement Schedule:

         Schedule II - Valuation Accounts and Reserves                 F-35

3. Exhibits filed as part of this report:

         See (c) below.

(b) Reports on Form 8-K filed during the last quarter of 1999:

         None.

(c) Exhibits filed as part of this report:


EXHIBIT
NUMBER       DESCRIPTION

2.1 Form of Transaction Agreement among Corning Incorporated, Corning Life Sciences Inc., Corning Clinical Laboratories Inc. (Delaware), Covance Inc. and Corning Clinical Laboratories Inc. (Michigan), dated as of November 22, 1996 (filed as an exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)

3.1 Certificate of Incorporation of the Registrant (filed as an exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)

3.2 Amended and Restated By-Laws of the Registrant (filed as an exhibit to the Company's current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference)

4.1 Form of Rights Agreement dated December 31, 1996 (the "Rights Agreement") between Corning Clinical Laboratories Inc. and Harris Trust and Savings Bank as Rights Agent (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)

4.2 Form of Amendment No. 1 effective as of July 1, 1999 to the Rights Agreement (filed as an exhibit to the Company's current report on Form 8-K (Date of Report: August 16, 1999)and incorporated herein by reference)

4.3          Form of Amendment No. 2 to the Rights Agreement

10.1 Form of Tax Sharing Agreement among Corning Incorporated, Corning Clinical Laboratories Inc. and Covance Inc. (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)

10.2         Form of Spin-Off Distribution Tax Indemnification Agreement between

             Corning Incorporated and Corning Clinical Laboratories Inc. (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)

10.3 Form of Spin-Off Distribution Tax Indemnification Agreement between Corning Clinical Laboratories Inc. and Covance Inc. (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)

10.4 Form of Spin-Off Distribution Tax Indemnification Agreement between Covance Inc. and Corning Clinical Laboratories Inc. (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)

10.5 Form of Executive Retirement Supplemental Plan (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)

10.6 Form of Variable Compensation Plan (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)

10.7 Stock and Asset Purchase Agreement dated as of February 9, 1999 among SmithKline Beecham plc, SmithKline Beecham Corporation and the Company (the "Stock and Asset Purchase Agreement")(filed as Appendix A of the Company's Definitive Proxy Statement dated May 11, 1999 and incorporated by reference)

10.8 Amendment No. 1 dated August 6, 1999 to the Stock and Asset Purchase Agreement (filed as an exhibit to the Company's current report on Form 8-K (Date of Report: August 16, 1999)and incorporated herein by reference)

10.9 Non-Competition Agreement dated as of August 16, 1999 between SmithKline Beecham plc and the Company (filed as an exhibit to the Company's current report on Form 8-K (Date of Report: August 16,
             1999)and incorporated herein by reference)

10.10 Stockholders Agreement dated as of August 16, 1999 between SmithKline Beecham plc and the Company (filed as an exhibit to the Company's current report on Form 8-K (Date of Report: August 16,
             1999)and incorporated herein by reference)

10.11 Category One Data Access Agreement dated as of August 16, 1999 between SmithKline Beecham plc and the Company(filed as an exhibit to the Company's current report on Form 8-K (Date of Report: August 16, 1999)and incorporated herein by reference)

10.12 Category Three Data Access Agreement dated as of August 16, 1999 between SmithKline Beecham plc and the Company (filed as an exhibit to the Company's current report on Form 8-K (Date of Report: August 16, 1999)and incorporated herein by reference)

10.13 Participation Agreement dated as of August 16, 1999 between SmithKline Beecham plc and the Company(filed as an exhibit to the Company's current report on Form 8-K (Date of Report: August 16,
             1999)and incorporated herein by reference)

10.14 Global Clinical Trials Agreement dated as of August 16, 1999 between SmithKline Beecham plc and the Company(filed as an exhibit to the Company's current report on Form 8-K (Date of Report: August 16, 1999)and incorporated herein by reference)

10.15 Credit Agreement dated as of August 16, 1999 among the Company, as Borrower, the Guarantors party thereto, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger and Syndication Agent, Banc of America Securities LLC, as Joint Lead Arranger, Bank of America, N.A., as Administrative Agent, Wachovia Bank N.A., as Co-Documentation Agent, The Bank of New York, as Co-Documentation Agent and the Lenders party thereto (filed as an exhibit to the Company's current report on Form 8-K (Date of Report: August 16, 1999)and incorporated herein by reference)

10.16 Security Agreement dated as of August 16, 1999 among the Company, each of the Guarantors party thereto and Bank of America, N.A., as Administrative Agent(filed as an exhibit to the Company's current report on Form 8-K

             (Date of Report: August 16, 1999)and incorporated herein by reference)

10.17        Amendment No. 1 dated as of December 13, 1999 to the Credit
             Agreement

10.18 Form of Employees Stock Purchase Plan (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)

10.19 Form of [1996] Employee Equity Participation Program (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)

10.20 Form of 1999 Employee Equity Participation Program (filed as an Exhibit to the Company's proxy statement for the 1999 annual meeting of shareholders and incorporated herein by reference)

10.21 Form of Stock Option Plan for Non-Employee Directors (filed as an exhibit to the Company's proxy statement for the 1998 annual meeting of shareholders and incorporated herein by reference)

10.22        Employment Agreement between the Company and Kenneth W. Freeman

10.23 Form of Supplemental Deferred Compensation Plan (filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

10.24 Form of 10.75% Senior Subordinated Notes due 2006 (filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-15867) and incorporated herein by reference)

10.25 Form of Indenture between Corning Clinical Laboratories Inc. and The Bank of New York, as Trustee, dated December 16, 1996 (filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No.333-15867) and incorporated herein by reference)

21           Subsidiaries of Quest Diagnostics Incorporated

23           Consent of PricewaterhouseCoopers LLP

27           Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Quest Diagnostics Incorporated


By /s/ Kenneth W. Freeman        Chairman of the Board            March 20, 2000
  ---------------------------    and Chief Executive Officer
      Kenneth W. Freeman


By /s/ Robert A. Hagemann        Vice President and               March 20, 2000
  ---------------------------    Chief Financial Officer
      Robert A. Hagemann


By /s/ Catherine T. Doherty      Chief Accounting Officer         March 20, 2000
  ---------------------------
     Catherine T. Doherty

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

                               Capacity                           Date
                               --------                           ----

/s/ Kenneth W. Freeman         Chairman of the Board              March 20, 2000
---------------------------    and Chief Executive Officer
    Kenneth W. Freeman


---------------------------    Director                           March 20, 2000
     Kenneth D. Brody

/s/ William F. Buehler
---------------------------    Director                           March 20, 2000
     William F. Buehler

/s/ Van C. Campbell
---------------------------    Director                           March 20, 2000
     Van C. Campbell

/s/ Mary A. Cirillo
---------------------------    Director                           March 20, 2000
     Mary A. Cirillo

/s/ William R. Grant
---------------------------    Director                           March 20, 2000
     William R. Grant


---------------------------    Director                           March 20, 2000
     John O. Parker


---------------------------    Director                           March 20, 2000
     Dan C. Stanzione

/s/ Gail R. Wilensky
---------------------------    Director                           March 20, 2000
     Gail R. Wilensky

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                       SELECTED HISTORICAL FINANCIAL DATA

                                                                               Year Ended December 31,
                                                     ---------------------------------------------------------------------------
                                                       1999 (a)         1998            1997            1996             1995
                                                     -----------     -----------     -----------     -----------     -----------
                                                                      (in thousands, except per share data)
Operations Data:
Net revenues ....................................    $ 2,205,243     $ 1,458,607     $ 1,528,695     $ 1,616,296     $ 1,629,388
Provisions for restructuring and other
   special charges ..............................         73,385 (b)          --          48,688 (c)     668,544 (d)      50,560
Income (loss) before extraordinary loss .........         (1,274)(e)      26,885         (22,260)       (625,960)        (52,052)(f)
Net income (loss) ...............................         (3,413)(e)      26,885         (22,260)       (625,960)        (52,052)(f)

Basic net income (loss) per common share:(g)
Income (loss) before extraordinary loss .........    $     (0.04)    $      0.90     $     (0.77)    $    (21.72)    $     (1.81)
Net income (loss) ...............................    $     (0.10)    $      0.90     $     (0.77)    $    (21.72)    $     (1.81)

Diluted net income (loss) per common share:(g)(h)
Income (loss) before extraordinary loss .........    $     (0.04)    $      0.89     $     (0.77)    $    (21.72)    $     (1.81)
Net income (loss) ...............................    $     (0.10)    $      0.89     $     (0.77)    $    (21.72)    $     (1.81)

Balance Sheet Data (at end of period):
Accounts receivable, net ........................    $   539,256     $   220,861     $   238,369     $   297,743     $   318,252
Total assets ....................................      2,887,640       1,360,240       1,400,928       1,395,066       1,853,385
Long-term debt ..................................      1,171,442         413,426         482,161         515,008       1,195,566
Preferred stock .................................          1,000           1,000           1,000           1,000              --
Common stockholders' equity .....................        862,062         566,930         540,660         537,719         295,801

Other  Data:
Net cash provided by (used in)
  operating activities ..........................    $   249,535     $   141,382     $   176,267     $   (88,486)(i) $    85,828
Net cash used in investing activities ...........     (1,107,990)        (39,720)        (35,101)        (63,674)        (93,087)
Net cash provided by (used in)
  financing activities ..........................        682,831         (60,415)        (21,465)        157,674           4,986
Adjusted EBITDA (j) .............................        237,038         158,609         153,800         166,358         176,521 (f)
Bad debt expense ................................        142,333          89,428         118,223 (k)     111,238         152,590 (f)
Rent expense ....................................         59,073          46,259          47,940          49,713          46,900
Capital expenditures ............................         76,029          39,575          30,836          70,396          74,045

(a) On August 16, 1999, Quest Diagnostics completed the acquisition of SBCL. Consolidated operating results for 1999 include the results of operations of SBCL subsequent to the closing of the acquisition. See Note 3 to the Consolidated Financial Statements.

(b) Represents charges principally incurred in conjunction with the acquisition and planned integration of SBCL as discussed in Note 7 to the Consolidated Financial Statements.

(c) Includes a charge of $16 million to write-down intangible assets as discussed in Note 7 to the Consolidated Financial Statements.

(d) Includes a charge of $445 million to reflect the impairment of intangible assets upon the adoption of a new accounting policy in 1996 for evaluating the recoverability of intangible assets and measuring possible impairment under a fair value method. See Note 2 to the Consolidated Financial Statements.

(e) In conjunction with the acquisition of SBCL, the Company repaid the entire amount outstanding under its then existing credit agreement. The extraordinary loss recorded in the third quarter of 1999 represented $3.6 million ($2.1 million, net of tax) of deferred financing costs which were written off in connection with the extinguishment of the credit agreement.

(f) Includes a charge of $62 million to increase the provision for doubtful accounts resulting from billing systems implementation and integration problems at certain laboratories and increased regulatory requirements.

(g) Historical earnings per share data for periods prior to 1997 have been restated to reflect common shares outstanding as a result of the Company's recapitalization in 1996. In December 1996, 28.8 million common shares were issued to effectuate the Spin-Off Distribution and establish the Company's employee stock ownership plan.

(h) Potentially dilutive common shares primarily represent stock options.

(i) Includes the payment of Damon and other billing related settlements totaling approximately $144 million and the settlement of amounts owed to Corning of $45 million.

(j) Adjusted EBITDA represents income (loss) before income taxes, net interest expense, depreciation and amortization and special items. Special items include the provisions for restructuring and other special charges reflected in the selected historical financial data above, a $3.0 million gain related to the sale of an investment in 1999 and charges of $2.5 million and $6.8 million recorded in selling, general and administrative expenses in 1998 and 1997, respectively, related to the Company's consolidation of its laboratory network announced in the fourth quarter of 1997. Adjusted EBITDA is presented and discussed because management believes that Adjusted EBITDA is a useful adjunct to net income and other measurements under generally accepted accounting principles since it is a meaningful measure of a leveraged company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to (i) net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

(k) Includes a fourth quarter charge of $5.3 million, which was part of the $6.8 million charge recorded in the same quarter, to increase the provision for doubtful accounts to recognize the reduced recoverability of certain receivables from accounts which will no longer be served as a result of the Company's consolidation plan.

                         QUEST DIAGNOSTICS INCORPORATED
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

     Over the last several years, the underlying fundamentals of the clinical laboratory testing industry have begun to improve. During the early 1990's, the industry was negatively impacted by significant government regulation and investigations into various billing practices. In addition, the rapid growth of managed care resulted in revenue and profit declines, which in turn led to industry consolidation, particularly among commercial laboratories. As a result of these dynamics, fewer, but larger commercial laboratories have emerged which have greater economies of scale and a more disciplined approach to pricing services. Additionally, most of the larger commercial laboratory companies have implemented rigorous programs designed to assure compliance with government billing regulations and other laws. These changes, principally led by Quest Diagnostics, have resulted in improved profits, and reduced the risk of non-compliance with complex government regulations. Prospects for industry growth have also improved. Increased focus on early detection and prevention as an effective means to reduce the overall cost of health care; an increase in the average age of the U.S. population; consumer activism in health care; aggressive research and development in the area of genetics which is expected to lead to new testing; and a slowing in the growth of managed care are expected to restore growth to the industry.* Quest Diagnostics, as the largest clinical testing company, with a leading position in most of its geographic markets and service offerings, is well positioned to capitalize on the growth expected in the industry.

     Payments for clinical laboratory services are made by the government, managed care organizations, insurance companies, physicians, hospitals, employers and patients. In recent years, there has been a significant shift away from traditional fee-for-service health care to managed health care, as employers and other payers of health care costs aggressively move the populations they control into lower cost plans. The growth and consolidation of the managed care industry has created large managed care companies that control the delivery of health care services for millions of people, and have significant bargaining power in negotiating fees with providers, including clinical laboratories. Managed care organizations generally seek to enter into capitated payment contracts, under which clinical laboratories receive a fixed monthly fee per individual enrolled with the managed care organization for all laboratory tests performed during the month. Capitated payment contracts shift the risk and cost of increased testing to the clinical laboratories. Services such as esoteric tests, new technologies and anatomic pathology services may be excluded from a capitated rate and would then be charged on a fee-for-service basis. Quest Diagnostics expects the use of capitated agreements will continue for the foreseeable future. Quest Diagnostics aggressively reviews the profitability of its existing and new business, including capitated agreements. Business that does not meet profitability guidelines is considered for pricing and/or service level adjustments to ensure an adequate profit level is achieved.

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

     The clinical laboratory industry is labor intensive. Employee compensation and benefits constitute approximately half of the Company's total costs and expenses. Cost of services consists principally of costs for obtaining, transporting and testing specimens. Selling, general and administrative expenses consist principally of the costs of the sales force, billing operations (including

----------
* THIS IS A FORWARD LOOKING STATEMENT. SEE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995." IN PARTICULAR, SEE FACTORS (A), (B), (C), (F), (J), AND (L).

bad debt expense), and general management and administrative support. Additionally, costs to address Year 2000 readiness have been principally included in selling, general and administrative expenses. Commencing with the 1999 fourth quarter and year-end results, certain expense items, primarily related to a portion of occupancy costs and professional liability insurance, which previously were classified as selling, general and administrative expenses have been reclassified to cost of services, to better reflect the cost of performing testing. All prior year financial information has been reclassified for comparative purposes to conform with the 1999 presentation.

ACQUISITION OF SMITHKLINE BEECHAM'S CLINICAL LABORATORY TESTING BUSINESS

     On August 16, 1999, the Company completed the acquisition of the clinical laboratory business of SmithKline Beecham for approximately $1.3 billion. The purchase price was paid through the issuance of 12.6 million shares of common stock of the Company (valued at $260.7 million), representing approximately 29% of the Company's then outstanding common stock, and the payment of $1.025 billion in cash, including $20 million under a non-competition agreement between the Company and SmithKline Beecham.

     Under the terms of the acquisition agreements, Quest Diagnostics acquired SmithKline Beecham's clinical laboratory testing business including its domestic and foreign clinical testing operations, clinical trials testing, corporate health services, and laboratory information products businesses. SmithKline Beecham's national testing and service network consisted of regional laboratories, specialty testing operations and its National Esoteric Testing Center, as well as a number of rapid-turnaround or "stat" laboratories, and patient service centers. In addition, SmithKline Beecham and Quest Diagnostics entered into a long-term contract under which Quest Diagnostics is the primary provider of testing to support SmithKline Beecham's clinical trials testing requirements worldwide. As part of the acquisition agreements, Quest Diagnostics granted SmithKline Beecham certain non-exclusive rights and access to use Quest Diagnostics' proprietary clinical laboratory information database. Quest Diagnostics will also receive a minority interest in a company that SmithKline Beecham expects to form to sell healthcare information products and services through various channels, including the Internet.

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

     Under the acquisition agreements, SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after tax basis, against certain matters primarily related to taxes and billing and professional liability claims.

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

     The SBCL acquisition agreements include a provision for a purchase price adjustment based on an audit of the August 16, 1999 combined balance sheet of SBCL and certain affiliates. Adjustments resulting from this audit, which are subject to resolution as set forth in SBCL acquisition agreements and are the subject of on-going discussions between the parties, have been recorded as of December 31, 1999. However, amounts due from SmithKline Beecham, as a result of the purchase price adjustment, have not been reflected in the December 31, 1999 consolidated balance sheet of Quest Diagnostics.

     The consolidated financial statements include a preliminary allocation of the purchase price. Goodwill of approximately $952 million, representing acquisition cost in excess of the fair value of the net tangible assets acquired, is amortized on the straight-line basis over forty years. The purchase price allocation will be finalized after completion of the valuation of certain assets and liabilities, and the final resolution of the purchase price adjustment.

     FINANCING OF THE TRANSACTION

     At the closing of the SBCL acquisition, the Company used existing cash funds and the borrowings under a new senior secured credit facility (the "Credit Agreement") to fund the cash purchase price and related transaction costs of the acquisition, and to repay the entire amount outstanding under its then existing credit agreement. The extraordinary loss recorded during the third quarter of 1999 represented $3.6 million ($2.1 million, net of taxes) of deferred financing costs which were written-off in connection with the extinguishment of its then existing credit agreement.

     The Credit Agreement includes the following facilities: a $250 million six-year revolving credit facility; a $400 million amortizing term loan payable through June 2005; a $325 million term loan with minimal amortization until maturity in June 2006; a $300 million term loan with minimal amortization until maturity in June 2006; and a $50 million two-year capital markets term loan due August 2001, which does not amortize. (The Company had commitments for a $300 million capital markets term loan but elected to use only $50 million of the commitment; the balance of the capital markets term loan commitment expired at the closing). Up to $75 million of the revolving credit facility may be used for letters of credit. At the closing, Quest Diagnostics borrowed approximately $1.075 billion under the term loans (including $50 million under the capital markets term loan) and $57.5 million under the revolving credit facility. Between the closing of the SBCL acquisition and the end of 1999, the Company repaid $107.5 million of the amounts borrowed under the Credit Agreement including the entire amount borrowed at closing under the revolving credit facility.

INTEGRATION OF SBCL AND QUEST DIAGNOSTICS BUSINESSES

     During the fourth quarter of 1999, Quest Diagnostics finalized its plan related to the integration of SBCL into Quest Diagnostics' laboratory network. The plan focuses principally on laboratory consolidations in geographic markets currently served by more than one of the Company's laboratories, and redirecting testing volume within the Company's national network to improve customer service. As part of the plan, laboratories in Deerfield Beach, Florida; Owings Mills, Maryland; Farmington Hills, Michigan; Islip, New York; Valley View, Ohio; Norristown, Pennsylvania; Dallas, Texas; and Waltham, Massachusetts will close or be substantially reduced in capacity. Testing performed at the National Esoteric Center located in Van Nuys, California will move to Nichols Institute. In addition, a number of changes to redirect specimen flows to provide more local testing and improve customer service will also impact capacity throughout the Company's laboratory network. Employee groups to be impacted as a result of these actions include those involved in the collection and testing of specimens, as well as administrative and other support functions. During the fourth quarter of 1999, the Company recorded the estimated costs associated with these activities for 1999 and 2000 relative to the integration plan. The majority of these integration costs were related to employee severance, contractual obligations associated with leased facilities and equipment, and the write-off of fixed assets which management believes will have no future economic benefit upon combining the operations. Integration costs related to planned activities affecting SBCL's operations and employees were recorded as a cost of the acquisition. Integration costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees were recorded as a charge to earnings in the fourth quarter of 1999. These costs are more fully described under "Provisions for Restructuring and Other Special Charges".

HISTORICAL RESULTS OF OPERATIONS

     RECLASSIFICATIONS

     During the fourth quarter of 1999, the Company reclassified certain expense items, primarily related to a portion of occupancy costs and professional liability insurance expense, from selling, general and administrative expenses to cost of services, to better reflect the cost of performing testing. All prior year financial information has been reclassified for comparative purposes to conform with the 1999 presentation. The amounts reclassified from selling, general and administrative expenses for the years ended December 31, 1999, 1998 and 1997 were $57.4 million, $35.7 million and $35.1 million, respectively.

     YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998

     Net income before an extraordinary loss and special items incurred in connection with the SBCL acquisition in 1999 increased to $41.2 million from $26.9 million in the prior year. Special items for 1999 consisted of provisions for restructuring and other special charges of $73.4 million ($44.2 million, net of tax) and a gain on the sale of an investment of $3.0 million ($1.8 million, net of tax). Special items for 1998 consisted of a $2.5 million charge ($1.2 million, net of tax) recorded in selling, general and administrative expenses that represented the final costs associated with the Company's consolidation plan announced in December 1997. After these items and an extraordinary loss, net of tax, of $2.1 million, incurred in connection with the acquisition of SBCL, the Company reported a net loss for 1999 of $3.4 million, compared to net income of $26.9 million for 1998.

     Results for the year ended December 31, 1999 included the effects of testing performed by third parties under the Company's laboratory network management arrangements. As laboratory network manager, Quest Diagnostics included in its consolidated revenues and expenses the cost of testing performed by third parties. This impacts the comparability of revenues and expenses for 1999 as compared to 1998 and added $91.6 million to both reported revenues and cost of services for the year ended December 31, 1999. This treatment also serves to increase cost of services as a percentage of net revenues and decrease selling, general and administrative expenses as a percentage of net revenues.

     NET REVENUES

     Excluding the effect of the testing performed by third parties under the Company's laboratory network management arrangements, net revenues for the year ended December 31, 1999 increased $655.0 million over the prior year period. This increase was primarily due to the acquisition of SBCL. Excluding the impact of the SBCL acquisition and the third party testing performed under the Company's laboratory network management arrangements, net revenues for the year ended December 31, 1999 increased 1.2% from the prior year level, principally due to an increase in average revenue per requisition partially offset by a volume decrease of 3.3%. Exclusive of the SBCL acquisition, year over year volume comparisons improved throughout the year and in the fourth quarter reflected volume gains over the prior year.

     OPERATING COSTS AND EXPENSES

     Total operating costs for the year ended December 31, 1999, excluding the effect of testing performed by third parties under the Company's laboratory network management arrangements, increased from the year earlier period. The increase was due primarily to the acquisition of SBCL. Operating costs and expenses for 1998 included a first quarter charge of $2.5 million ($1.2 million, net of tax) in selling, general and administrative expenses that represented the final costs associated with the Company's consolidation plan announced in the fourth quarter of 1997.

     The following discussion and analysis regarding cost of services, selling, general and administrative expenses and bad debt expense exclude the effect of testing performed by third parties under the Company's laboratory network management arrangements, which serve to increase cost of services as a percentage of net revenues and reduce selling, general and administrative expenses as a percentage of net revenues. Cost of services, which included the costs of obtaining, transporting and testing specimens, decreased during 1999 as a percentage of net revenues to 61.0% from 61.5% a year ago. This decrease was primarily attributable to an increase in average revenue per requisition.

     Selling, general and administrative expenses, which included the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased during 1999 as a percentage of net revenues to 30.4% from 30.6% in the prior year. During 1999 bad debt expense increased to 6.7% of net revenues from 6.1% of net revenues in the prior year. The increase in bad debt expense was principally attributable to SBCL's collection experience, which is lower than Quest Diagnostics' historical experience. A significant portion of the difference is due to Quest Diagnostics' processes in the billing area, most notably the processes around the collection of diagnosis, patient and insurance information necessary to effectively bill for services performed. While the sharing of internal best practices has begun in the billing functions, the Company believes that additional opportunities exist in order to drive down SBCL's historical bad debt percentage.* The remaining overall decrease in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to the impact of the SBCL acquisition which enabled the Company to leverage certain of its fixed costs across a larger revenue base. While selling, general and administrative expenses decreased as a percentage of net revenues, the Company experienced an increase in expenses in 1999 as compared to 1998 for additional investments in information technology and sales and marketing capabilities, litigation expenses and employee compensation costs.

     INTEREST EXPENSE, NET

     Net interest expense in 1999 increased from the prior year by $28.0 million. Net interest expense for the year ended December 31, 1999 included $1.9 million of interest income associated with a favorable state tax settlement. The increase in net interest expense is primarily attributable to the amounts borrowed under the Credit Agreement in conjunction with the SBCL acquisition and a decrease in interest income resulting from lower average cash balances in 1999 as compared to 1998.

     AMORTIZATION OF INTANGIBLE ASSETS

     Amortization of intangible assets increased in 1999 from the prior year by $8.1 million, principally as a result of the SBCL acquisition.

     PROVISIONS FOR RESTRUCTURING & OTHER SPECIAL CHARGES

     During the third and fourth quarters of 1999, the Company recorded provisions for restructuring and other special charges totaling $30.3 million ($18.2 million, net of tax) and $43.1 million ($26.1 million, net of tax), respectively, principally incurred in connection with the acquisition and planned integration of SBCL.

----------
* THIS IS A FORWARD LOOKING STATEMENT. SEE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995." IN PARTICULAR, SEE FACTORS (D), (E), (G), AND (K).

     Of the total special charge recorded in the third quarter of 1999, $19.8 million represented stock-based employee compensation of which $17.8 million related to special one-time grants of the Company's common stock to certain individuals of the combined company, and $2.0 million related to the accelerated vesting of restricted stock grants made in previous years due to the completion of the SBCL acquisition. In addition, during the third quarter of 1999, the Company incurred $9.2 million of professional and consulting fees related to integration planning activities. The remainder of the third quarter charge was related to costs incurred by the Company in conjunction with its planned offering of new senior subordinated notes, the proceeds of which were expected to be used to repay the Company's existing 10 3/4% senior subordinated notes due 2006 (the "Notes"). During the third quarter of 1999, the Company decided not to proceed with the offering due to unsatisfactory market conditions.

     Of the total special charge recorded in the fourth quarter of 1999, $36.4 million represented costs related to planned integration activities affecting Quest Diagnostics' operations and employees. Of these costs, $23.4 million related to employee termination costs for approximately 1,050 employees, $9.7 million related primarily to lease obligations for facilities and equipment and $6.7 million was associated with the write-off of assets that management plans to dispose of in conjunction with the integration of SBCL. Offsetting these charges was the reversal of $3.4 million of reserves associated with the Company's consolidation plan announced in the fourth quarter of 1997. Upon finalizing the initial integration plans for SBCL in the fourth quarter of 1999, the Company determined that $3.4 million of the remaining reserves associated with the December 1997 consolidation plan was no longer necessary due to changes in the plan as a result of the SBCL integration. In addition to the net charge of $36.4 million, the Company recorded $3.5 million of special recognition awards granted in the fourth quarter of 1999 to certain employees involved in the transaction and integration planning processes of the SBCL acquisition. The remainder of the fourth quarter special charge was primarily attributable to professional and consulting fees incurred in connection with integration related planning activities.

     Integration costs, including write-offs of fixed assets, totaling $55.5 million which are related to planned integration activities affecting SBCL assets, liabilities and employees, were recorded in the fourth quarter of 1999 as a cost of the SBCL acquisition. Of these costs, $33.8 million related to employee termination costs for approximately 1,250 employees, and $13.4 million related to contractual obligations including those related to facilities and equipment leases. The remaining portion of the costs were associated with the write-off of assets that management plans to dispose of in conjunction with the integration of SBCL.

     In addition to the integration costs discussed above, management anticipates that in 2000, the Company will incur additional costs of approximately $15 million relative to the integration plan which will be expensed as incurred.* These costs are primarily related to equipment and employee relocation costs, professional and consulting fees, company identification and signage costs and the amortization of stock-based employee compensation related to the special recognition awards discussed above.

     While the majority of the integration costs are expected to be paid in 2000, there are certain severance and facility related exit costs, principally remaining lease obligations, that have payment terms extending beyond 2000. Management believes that the costs to integrate the SBCL business into Quest Diagnostics will be funded primarily through cash from operations.*

----------
* THIS IS A FORWARD LOOKING STATEMENT. SEE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995." IN PARTICULAR, SEE FACTORS (C), (D), (E), (F), (G), AND (K).

     MINORITY SHARE OF INCOME

     Minority share of income for 1999 increased from the prior year level, primarily due to the Company's contribution of its Pittsburgh, Pennsylvania and St. Louis, Missouri businesses to two joint ventures formed in the fourth quarter of 1998. During both 1999 and 1998, the Company maintained a 51% controlling ownership interest in both of these affiliated companies.

     OTHER, NET

     Other, net for 1999 decreased from the prior year level, primarily due to a gain of $3.0 million ($1.8 million, net of tax) associated with the sale of an investment in the fourth quarter of 1999 and a reduction in equity losses of $4.5 million, primarily associated with a joint venture in Arizona in which the Company holds a 49% interest.

     INCOME TAXES

     The Company's effective tax rate was significantly impacted by goodwill amortization, the majority of which is not deductible for tax purposes, and had the effect of increasing the overall tax rate. The goodwill associated with the SBCL acquisition further increased the effective tax rate for 1999 compared to 1998.

     EXTRAORDINARY LOSS

     In conjunction with the acquisition of SBCL, the Company repaid the entire amount outstanding under its then existing credit agreement. The extraordinary loss recorded in the third quarter of 1999 represented $3.6 million ($2.1 million, net of tax) of deferred financing costs written off in connection with the extinguishment of the related credit agreement.

     YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

     Reported earnings for 1998 improved from 1997 principally as a result of operating cost and interest expense reductions coupled with improved pricing and a reduced level of special charges. These increases were partially offset by lower volume resulting from intensified competition, primarily from hospital out-reach programs, changes in physician ordering patterns, actions taken on unprofitable accounts, and the consolidation of certain underperforming laboratories announced in the fourth quarter of 1997. Physician ordering patterns were impacted by the implementation, in April 1998, of a new test requisition designed to comply with government regulations for disease-oriented test panels recommended by the American Medical Association for Medicare and Medicaid patients.

     NET REVENUES

     Net revenues for 1998 decreased by $70.1 million from 1997, principally due to declines in base clinical testing volume of 7.2%, partially offset by a 2.5% improvement in average revenue per requisition. The volume decline was primarily attributable to the factors discussed above, including the impact of consolidating certain underperforming laboratories announced in the fourth quarter of 1997 which reduced volume by approximately 2% during 1998.

     OPERATING COSTS AND EXPENSES

     Total operating costs for 1998 declined $87.3 million from 1997. Included in the 1997 expense was a $6.8 million charge in selling, general and administrative expenses related to the Company's consolidation of its laboratory network. The Company's efforts to reduce its fixed operating cost structure have had a favorable impact on costs as a percentage of net revenues. However, this benefit was partially offset by lower volume, increased spending on information technologies and a $2.5 million charge in the first quarter of 1998 representing the final costs associated with the Company's consolidation of its laboratory network announced in the fourth quarter of 1997.

     Cost of services, as a percentage of net revenues, decreased to 61.5% in 1998 from 63.0% in 1997, reflecting the Company's progress in reducing its cost structure. For both 1998 and 1997, selling, general and administrative expenses, as a percentage of net revenues, were 30.6%. Factors which increased the percentage were the effect of reduced revenues without a proportionate cost decrease, increased spending related to information technology and a special charge of $2.5 million related to the Company's consolidation of its laboratory network. These factors were principally offset by reduced bad debt expense and the $6.8 million charge recorded in 1997 related to the Company's consolidation of its laboratory network. The $6.8 million charge consisted primarily of additional provisions for doubtful accounts and recognized the Company's estimate, based on prior experience, of the reduced recoverability of certain receivables from accounts which would no longer be served as a result of the consolidation plan. Bad debt expense was 6.1% of net revenues for 1998 compared to 7.4%, excluding the special charge, in the prior year. The improvement in bad debt expense reflected the Company's progress in dealing with Medicare medical necessity documentation requirements, improvements in its billing processes, and further progress in standardizing its billing systems.

     INTEREST EXPENSE, NET

     Net interest expense decreased from 1997 by $7.6 million primarily due to reduced debt levels and an increase in interest income resulting from higher average cash balances.

     AMORTIZATION OF INTANGIBLE ASSETS

     Amortization of intangible assets decreased from 1997 by $2.3 million principally due to certain intangible assets having become fully amortized.

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

     OTHER, NET

     The change in other, net compared with 1997 is primarily the result of increased equity losses from a joint venture in Arizona in which the Company holds a 49% ownership interest. The increased equity losses resulted from difficulties in systems and facility conversions. Partially offsetting the increase in equity losses was a reduction in other charges, principally related to forming the joint venture and integrating a small, strategic acquisition in Connecticut, both of which occurred in 1997.

     INCOME TAXES

     The Company's effective tax rate was significantly impacted by goodwill amortization, the majority of which is not deductible for tax purposes, and had the effect of increasing the overall tax rate or reducing the tax benefit rate. The Company's 1997 tax rate was also impacted by the write-down of intangible assets which was not deductible for tax purposes.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company addresses its exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. The Company does not hold or issue derivative financial instruments for trading purposes. During 1999, the Company entered into interest rate swap agreements to mitigate the risk of changes in interest rates associated with its variable rate bank debt in accordance with the terms of the Company's Credit Agreement. The Company does not believe that its foreign exchange exposure and related hedging program are material to the Company's financial position or results of operations. See Note 2 to the Consolidated Financial Statements for additional discussion of the Company's financial instruments and hedging activities.

     INTEREST RATES

     At December 31, 1999 and 1998, the fair value of the Company's debt was estimated at approximately $1,213 million and $480 million, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 1999, the carrying value of the debt exceeded the estimated fair value by approximately $4 million. At December 31, 1998, the fair value exceeded the carrying value of the debt by approximately $15 million. An assumed 10% increase in interest rates (representing approximately 90 basis points) would potentially reduce the fair value of the Company's debt by approximately $10 million and $9 million at December 31, 1999 and 1998, respectively.

     The Company had approximately $1,036 million of variable interest rate debt outstanding at December 31, 1999. The Credit Agreement requires the Company to mitigate the risk of changes in interest rates associated with its variable interest rate indebtedness through the use of interest rate swap agreements. Under such arrangements, the Company converts a portion of its variable rate indebtedness to fixed rates based on a notional principal amount. The settlement dates are generally correlated to correspond to the interest payment dates of the hedged debt. During the term of the Credit Agreement, the notional amounts under the interest rate swap agreements, plus the principal amount outstanding of the Company's fixed interest rate indebtedness, must be at least 50% of the Company's net funded debt (as defined in the Credit Agreement). As of December 31, 1999, the aggregate notional principal amount under the interest rate swap agreements which mature at various dates through May 2003 totaled $450.0 million. At December 31, 1999, the estimated fair value of the interest rate swap agreements was approximately $3.8 million.

     Based on the Company's overall exposure to interest rate changes, an assumed 10% increase in interest rates (representing approximately 34 basis points) applied to the Company's variable interest rate debt, after considering the interest rate swap agreements, would result in a $2.2 million reduction in the Company's after-tax earnings and cash flows for the year ended December 31, 1999 based on debt levels as of December 31, 1999. The primary interest rate exposures on the variable interest rate debt are with respect to interest rates on United States dollars as quoted in the London interbank market.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at December 31, 1999 totaled $27.3 million, a decrease of $175.6 million from the prior year-end balance. The decrease in cash and cash equivalents during 1999 is principally associated with the acquisition and financing of the SBCL acquisition and the repayment of the entire amount outstanding under the Company's then existing credit agreement. Cash flows from operating and financing activities provided cash of $249.5 million and $682.8 million, respectively, and were used to fund investing activities which required cash of $1,108.0 million. Cash and cash equivalents at December 31, 1998 totaled $202.9 million, an increase of $41.2 million from the prior year-end balance. The increase resulted from operating activities which provided cash of

$141.4 million, partially offset by investing and financing activities which required cash of $100.2 million.

     Net cash from operating activities for 1999 was $108.2 million higher than the 1998 level. The increase is primarily due to the impact of the SBCL acquisition. Net cash from operating activities for 1998 was below the 1997 level, primarily due to a smaller reduction in accounts receivable and increased payments associated with restructuring and other special charges.

     Improvements in the billing operations during 1999 and 1998 have led to an improvement in the number of days sales outstanding. The number of days sales outstanding, a measure of billing and collection efficiency, was 57 days at December 31, 1999 compared to 58 days at December 31, 1998 and 63 days at December 31, 1997. Days sales outstanding of the SBCL business prior to the acquisition were approximately 14 days higher than those of Quest Diagnostics. Excluding the impact of the SBCL acquisition, Quest Diagnostics' days sales outstanding would have improved by approximately 7 days during 1999.

     Increased spending on investing activities in 1999 was principally related to the acquisition of SBCL including transaction costs associated with the acquisition. Capital spending, which was also impacted by the acquisition of SBCL, increased to $76.0 million in 1999 from $39.6 million in 1998. The increase in investments for 1999 included investments to fund certain benefit plans and contributions to the Company's Arizona joint venture, offset by the proceeds from the sale of an investment in the fourth quarter of 1999. Net cash used for investing activities during 1998 consisted primarily of capital expenditures. Net cash used for investing activities during 1997 consisted primarily of capital expenditures and the payment for a small, strategic acquisition, offset by proceeds from the disposition of assets.

     Net cash provided by financing activities during 1999 was principally associated with the financing of the SBCL acquisition. During 1999, the Company borrowed $1,132.5 million, including $57.5 million under its new revolving credit facility, to fund the cash purchase price and related transaction costs of the SBCL acquisition, and to repay the entire amount outstanding under its then existing credit agreement. During 1999, the Company repaid $412.0 million of debt. Of this amount, $107.5 million represented amounts repaid under the Credit Agreement between the closing of the SBCL acquisition and the end of 1999, including the entire amount borrowed at closing under the new revolving credit facility of $57.5 million. The remaining amount of $304.5 million was principally associated with the repayment of amounts outstanding under the Company's then existing credit agreement at the closing of the SBCL acquisition. Other than the reduction for outstanding letters of credit, which approximated $17.3 million, all of the revolving credit facility was available for borrowing at December 31, 1999. During 1999, the Company paid $36.8 million of costs associated with the financing of the SBCL acquisition, distributed $4.4 million to minority partners, repurchased $1.1 million of its common stock and received approximately $4.4 million in proceeds from the exercise of stock options. Net cash used for financing activities during 1998 consisted primarily of the Company's repayment of debt (including approximately $20 million of prepayments), and the purchase of approximately 687 thousand shares of treasury stock. Net cash used in financing activities during 1997 consisted primarily of repayments of long-term debt.

     In 1998, the Board of Directors authorized a limited share purchase program which permitted the Company to purchase up to $27 million of its outstanding common stock through 1999. Cumulative purchases under the program through December 31, 1999 totaled $14.1 million. Shares purchased under the program were reissued in connection with certain employee benefit plans. The Company suspended purchases of its shares when it reached a preliminary understanding of the transaction with SmithKline Beecham on January 15, 1999.

     The Company estimates that it will invest approximately $110 million to $120 million during 2000 for capital expenditures to support its existing operations, principally related to investments in information technology, equipment, and facility upgrades and expansions necessary to accommodate the integration of the SBCL business.* The Company believes that cash from operations coupled with the revolving credit facility under the Credit Agreement will provide sufficient financial flexibility and access to funds to finance the costs to integrate the operations of Quest Diagnostics and SBCL, to meet seasonal working capital requirements, to fund capital expenditures and additional growth opportunities for the foreseeable future.*

     The Company does not anticipate paying dividends on its common stock in the foreseeable future. The Credit Agreement prohibits the payment of cash dividends and the indenture relating to the Notes (the "Indenture") restricts the Company's ability to pay cash dividends on its common stock. These restrictions are primarily based on a percentage of the Company's earnings as defined in the Indenture. Additionally, the Credit Agreement contains various covenants and conditions including the maintenance of certain financial ratios and tests, and restricts the ability of the Company to, among other things, incur additional indebtedness and repurchase shares of its outstanding common stock. At December 31, 1999, the Company is limited in its ability to make certain acquisitions and incur additional indebtedness due to restrictions under the Indenture.

     Management believes that Quest Diagnostics' successful integration of SmithKline Beecham's clinical laboratory business and implementation of its business strategy, together with the indemnifications by Corning and SmithKline Beecham against monetary fines, penalties or losses from outstanding government and other related claims, will enable it to generate strong cash flows.*

     CASH EARNINGS PER SHARE AND ADJUSTED EBITDA

     Cash earnings per common share is calculated as cash earnings less preferred dividends, divided by diluted weighted average common shares outstanding. Cash earnings represents income (loss) before the extraordinary loss, special items and amortization of all intangible assets, net of applicable taxes. For purposes of determining cash earnings per common share, special items included the provisions for restructuring and other special charges reflected on the face of the statements of operations and a $3.0 million gain related to the sale of an investment in the fourth quarter of 1999.

     Cash earnings per common share is presented because it highlights the impact on earnings of the non-cash charges associated with the amortization of intangible assets from various acquisitions, which for the Company is significant. Cash earnings per common share is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to (i) net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or (ii) cash flows from operating activities as an indicator of cash flows or as a measure of liquidity.

     Cash earnings per common share for 1999 improved to $1.87 from $1.48 in the prior year period. The increase was primarily related to improvements in the operating performance of the Company prior to the acquisition of SBCL.

     Adjusted EBITDA represents income (loss) before income taxes, net interest expense, depreciation and amortization and special items. Special items included the provisions for restructuring and other special charges reflected on the face of the statements of operations, a $3.0 million gain related to the sale of an investment in the fourth quarter of 1999 and charges of $2.5 million and $6.8 million recorded in selling, general and administrative expenses in 1998 and 1997, respectively, related to the Company's consolidation of its laboratory network announced in the fourth

----------
* THIS IS A FORWARD LOOKING STATEMENT. SEE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995." IN PARTICULAR, SEE FACTORS (A), (B), (C), (D), (E), (F), (G),
(H), (I), (J), (K), (L), (M), (N) AND (O).

quarter of 1997. Adjusted EBITDA is presented and discussed because management believes it is a useful adjunct to net income and other measurements under generally accepted accounting principles. Additionally, management believes it is a meaningful measure of a leveraged company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to (i) net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

     Adjusted EBITDA for 1999 improved to $237.0 million, or 11.2% of net revenues (adjusted for testing performed by third parties under the Company's laboratory network management arrangements), from $158.6 million, or 10.9% of net revenues, in the prior year period. The dollar increase in Adjusted EBITDA was principally associated with the SBCL acquisition. The percentage improvement in Adjusted EBITDA is primarily related to improvements in the operating performance of the Company prior to the acquisition of SBCL.

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

OUTLOOK

     Quest Diagnostics believes that the acquisition of SBCL establishes the Company as the leader in the clinical laboratory testing industry and provides a wide range of benefits. As the leading national provider with the most extensive network of laboratories and patient service centers throughout the United States, Quest Diagnostics will be able to further enhance patient access and customer service. The acquisition will provide a broad range of benefits for customers, including: continued improvements in quality, convenience and accessibility; expanded test development; and a broader range of medical information products to help providers and insurers better manage their patients' health. The acquisition will improve the Company's ability to pursue profitable growth opportunities, including direct contracting with employers for laboratory services, clinical trials testing for pharmaceutical companies, testing for hospitals, and genetic and other esoteric testing. Quest Diagnostics believes that the acquisition will accelerate innovation and has created the largest clinical laboratory results database in the world, which can be used to help providers and insurers to better manage their patients' health. Finally, Quest Diagnostics believes that the acquisition will provide the Company with opportunities to achieve significant cost savings by consolidating operations and activities, including redundant facilities, applying best practices and realizing other economies of scale. Management estimates that these savings will approximate $100 million annually after three years.* The Company has experienced, and expects to continue to experience, some negative financial impact on its results of operations from the SBCL acquisition, resulting principally from pricing differences between Quest Diagnostics and SBCL, as well as from compensation and benefit adjustments resulting from the combination of workforces. However, the

----------
* THIS IS A FORWARD LOOKING STATEMENT. SEE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995." IN PARTICULAR, SEE FACTORS (A), (B), (C), (D), (E), (F), (G), (J),
(K), (L), (N), AND (O).

Company expects that the benefits from the acquisition will far outweigh these impacts. Management believes that the benefits from the SBCL acquisition, including the successful integration of SBCL, along with the execution of the Company's business strategy, will accelerate the Company's earnings growth rate (before special charges related to the further integration of SBCL's operations) by at least 30% annually over the next several years.*

     Management anticipates that additional charges will be recorded in the latter part of 2000 or early 2001 associated with further consolidating the operations of SBCL beyond 2000. These charges cannot be estimated at this time, but are expected to be funded by cash from operations.

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

     After three years of planning and implementation of its Year 2000 Readiness Program, the Company successfully transitioned its significant systems and facilities into 2000 without any significant disruptions to its operations. Based on the lack of significant issues encountered since December 31, 1999, the Company does not expect any material adverse effects on its operations or financial condition with respect to Year 2000 matters.**

     Costs incurred through December 31, 1999 related to the Company's Year 2000 readiness programs approximated $82 million, of which approximately $34 million was capitalized. Capitalized costs principally represented the purchase of new software and hardware. Current estimates of the remaining costs expected to be incurred in 2000 are approximately $4 million to $6 million, of which approximately 30% to 40% will be capitalized.

     While the Company has not experienced any material adverse effects on its operations or financial condition regarding the Year 2000 readiness associated with its systems or those of third parties with whom it has important business relationships, there can be no assurances that all potential Year 2000 related matters have been discovered. As part of the Company's Year 2000 readiness program, the Company will continue to monitor its systems and those of its critical external providers and payers to identify and remediate any Year 2000 related matters in order to mitigate any potential material adverse effect on the Company's operations or financial condition.

INFLATION

     The Company believes that inflation generally does not have a material adverse effect on its operations or financial condition because the majority of its contracts are short-term.

PRO FORMA COMBINED FINANCIAL INFORMATION

     The following pro forma combined financial information assumes that the SBCL acquisition and borrowings under the Credit Agreement were effected on January 1, 1998. The SBCL acquisition agreements include a provision for a purchase price adjustment based on an audit of the August 16, 1999 combined balance sheet of SBCL and certain affiliates. Adjustments resulting from this audit, which are subject to resolution as set forth in SBCL acquisition agreements and are the subject of on-going discussions between the parties, have been recorded in the pro forma combined financial information to the extent that the Company believes they are applicable. The pro forma combined financial information reflects the preliminary allocation of the purchase price. The allocation will be finalized after completion of the valuation of certain assets and liabilities and the final resolution of the purchase price adjustment. There can be no assurances that the amounts

----------
*THIS IS A FORWARD LOOKING STATEMENT. SEE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995." IN PARTICULAR, SEE FACTORS (A), (B), (C), (D), (E), (F), (G), (J),
(K), (L), (N), AND (O).

** THIS IS A FORWARD LOOKING STATEMENT. SEE "CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995." IN PARTICULAR, SEE FACTOR (K).

reflected in the pro forma combined financial information will not be subject to change as a result of changes in the allocation of the purchase price, including the resolution of the purchase price adjustment.

     The pro forma combined financial information is presented for illustrative purposes only to analyze the financial implications of the SBCL acquisition and borrowings under the Credit Agreement. The pro forma combined financial information may not be indicative of the combined financial results of operations that would have been realized had Quest Diagnostics and SBCL been a single entity during the periods presented. In addition, the pro forma combined financial information is not necessarily indicative of the future results that the combined company will experience.

     Significant pro forma adjustments reflected in the pro forma combined information include reductions in employee benefit costs and general corporate overhead allocated to the historical results of SBCL by SmithKline Beecham, offset by an increase in net interest expense to reflect the Company's new credit facility which was used to finance the SBCL acquisition. Amortization of the goodwill, which accounts for a majority of the acquired intangible assets, is calculated on the straight-line basis over forty years. Other, net has been adjusted to remove SBCL's non-recurring gains from the sale and license of certain technology and its physician office-based teleprinter assets and network. Income taxes have been adjusted for the estimated income tax impact of the pro forma adjustments at the incremental tax rate of 40%. A significant portion of the intangible assets acquired in the SBCL acquisition is not deductible for tax purposes which has the overall impact of increasing the effective tax rate.

     RECLASSIFICATIONS

     During the fourth quarter of 1999, the Company reclassified certain expense items, primarily related to a portion of occupancy costs and professional liability insurance expense, from selling, general and administrative expenses to cost of services, to better reflect the cost of performing testing. All pro forma financial information has been reclassified for comparative purposes to conform with the 1999 presentation. The amounts reclassified from selling, general and administrative expenses for the years ended December 31, 1999 and 1998 were $88.8 million and $93.5 million, respectively.

                    PRO FORMA COMBINED FINANCIAL INFORMATION
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                               QUARTER ENDED
                                        -------------------------------------------------------------------------------------------
                                        MARCH 31,   JUNE 30,    SEPT. 30,   DEC. 31,    MARCH 31,   JUNE 30,   SEPT. 30,  DEC. 31,
                                          1998        1998        1998         1998        1999      1999        1999       1999
                                        ---------   ---------   ---------   ---------   ---------  ---------   ---------  ---------
STATEMENT OF OPERATIONS DATA:
Net revenues .......................... $ 737,280   $ 744,154   $ 766,625   $ 779,724   $ 823,450  $ 837,533   $ 819,301  $ 814,526
Costs and expenses:
 Cost of services .....................   461,156     482,488     476,422     487,280     537,140    550,661     524,117    520,420
 Selling, general and
  administrative ......................   211,051     200,166     224,764     230,194     225,525    239,200     231,483    229,601
 Interest expense, net ................    31,700      31,733      31,653      31,466      31,680     29,723      31,186     30,058
 Amortization of intangible assets ....    11,143      11,128      11,293      11,183      10,856     10,982      11,160     11,659
 Provisions for restructuring
  and other special charges ...........        --          --          --          --          --     15,813      30,282     43,103
 Minority share of income .............       461         435         412         709       1,130      1,471       1,191      1,639
 Other, net ...........................    (6,805)       (662)         (7)       (920)          6        126        (782)    (3,312)
                                        ---------   ---------   ---------   ---------   ---------  ---------   ---------  ---------
  Total ...............................   708,706     725,288     744,537     759,912     806,337    847,976     828,637    833,168
                                        ---------   ---------   ---------   ---------   ---------  ---------   ---------  ---------
Income (loss) before taxes and
   extraordinary loss .................    28,574      18,866      22,088      19,812      17,113    (10,443)     (9,336)   (18,642)
Income tax expense (benefit) ..........    14,666      10,955      11,307       9,869       8,885     (1,573)        805     (4,106)
                                        ---------   ---------   ---------   ---------   ---------  ---------   ---------  ---------
Income (loss) before
   extraordinary loss .................    13,908       7,911      10,781       9,943       8,228     (8,870)    (10,141)   (14,536)
Extraordinary loss, net of taxes ......        --          --          --          --          --         --      (2,139)        --
                                        ---------   ---------   ---------   ---------   ---------  ---------   ---------  ---------

Net income (loss) ..................... $  13,908   $   7,911   $  10,781   $   9,943   $   8,228  $  (8,870)  $ (12,280) $ (14,536)
                                        =========   =========   =========   =========   =========  =========   =========  =========

Income before extraordinary
   loss and special items (a) ......... $  13,908   $   7,911   $  10,781   $   9,943   $   8,228  $     617   $   8,029  $   9,717

-----------------------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per common share:
Net income (loss) ..................... $    0.32   $    0.18   $    0.25   $    0.23   $    0.19  $   (0.21)  $   (0.28) $   (0.33)
Income (loss) before
   extraordinary loss ................. $    0.32   $    0.18   $    0.25   $    0.23   $    0.19  $   (0.21)  $   (0.23) $   (0.33)
Income before extraordinary
   loss and special items ............. $    0.32   $    0.18   $    0.25   $    0.23   $    0.19  $    0.01   $    0.18  $    0.22
Cash earnings before
   extraordinary loss and
   special items (b) .................. $    0.56   $    0.42   $    0.49   $    0.47   $    0.42  $    0.24   $    0.42  $    0.46
 Weighted average common
  shares outstanding - basic (c) ......    43,035      43,130      43,033      42,925      43,044     43,248      43,435     43,653

-----------------------------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per
  common share:
Net income (loss) ..................... $    0.32   $    0.18   $    0.25   $    0.23   $    0.19  $   (0.21)  $   (0.28) $   (0.33)
Income (loss) before
   extraordinary loss ................. $    0.32   $    0.18   $    0.25   $    0.23   $    0.19  $   (0.21)  $   (0.23) $   (0.33)
Income before extraordinary
   loss and special items ............. $    0.32   $    0.18   $    0.25   $    0.23   $    0.19  $    0.01   $    0.18  $    0.22
Cash earnings before
   extraordinary loss and
   special items (b) .................. $    0.55   $    0.41   $    0.48   $    0.46   $    0.42  $    0.24   $    0.41  $    0.45
 Weighted average common
  shares outstanding - diluted (c) ....    43,309      43,881      43,434      43,136      43,506     43,933      44,228     44,685

-----------------------------------------------------------------------------------------------------------------------------------

Adjusted EBITDA (d) ................... $  87,485   $  82,306   $  84,638   $  75,909   $  80,667  $  85,016   $  86,599  $  85,096

(a) Special items, for purposes of determining pro forma net income and cash earnings before extraordinary loss and special items, included the provisions for restructuring and other special charges reflected on the face of the pro forma combined financial information and a $3.0 million gain recorded on the sale of an investment in the fourth quarter of 1999.

(b) Cash earnings per common share is calculated as cash earnings less preferred dividends, divided by weighted average common shares outstanding. Cash earnings represents income (loss) before the extraordinary loss, special items and amortization of all intangible assets, net of applicable taxes.

(c) Both basic and diluted weighted average common shares outstanding have been presented on a pro forma basis giving effect to the shares issued to SmithKline Beecham and the shares granted at closing to employees. Potentially dilutive common shares primarily represent stock options. During periods in which net income available for common stockholders is negative, diluted weighted average common shares outstanding will equal basic weighted average common shares outstanding, since the incremental shares would have an anti-dilutive effect on earnings (loss) per common share.

(d) Pro forma Adjusted EBITDA represents income (loss) before income taxes, net interest expense, depreciation and amortization and special items. Special items included the provisions for restructuring and other special charges reflected on the face of the pro forma combined financial information, a $3.0 million gain recorded on the sale of an investment in the fourth quarter of 1999, a $2.5 million charge included in selling, general and administrative expenses in the first quarter of 1998 and certain income and expense items recorded by SBCL prior to the closing of the acquisition, which have not been reflected on the face of the pro forma financial information. These income and expense items impact the overall comparability of the pro forma results for 1999 and 1998.

PRO FORMA COMBINED RESULTS OF OPERATIONS

     On a pro forma basis, assuming that SBCL had been acquired by Quest Diagnostics on January 1, 1998, net income before an extraordinary loss and special items was $26.6 million in 1999, compared to $42.5 million in 1998. Special items for 1999 included $89.2 million of restructuring and other special charges and a $3.0 million gain on the sale of an investment in 1999. Special items for 1998 included a $2.5 million charge included in selling, general and administrative expenses related to the Company's consolidation of its laboratory network announced in the fourth quarter of 1997. The decline in income before the extraordinary loss and special items was primarily due to certain income and expense items, recorded in SBCL's historical financial statements prior to the closing of the acquisition, which have not been separately reflected on the face of the pro forma financial information. These income and expense items impact the overall comparability of the pro forma results for 1999 and 1998. Pro forma results for the year ended December 31, 1999 and 1998 included incremental expense and pre-tax profits of $24.2 million and $14.3 million, respectively. Approximately $11 million of the 1999 incremental expenses resulted from adjustments, recorded by SBCL prior to the closing of the acquisition, to accrue liabilities necessary to properly present the closing balance sheet of SBCL. These adjustments impacted comparability because they resulted in an unusually high level of expenses for the period presented. Additionally, approximately $7 million related to losses incurred under a loss contract, and approximately $6 million related to charges associated with two incidents, the costs of which SmithKline Beecham is obligated to indemnify Quest Diagnostics. The most significant of these incidents related to an SBCL employee who allegedly reused certain needles when drawing blood from patients. The pre-tax profit of $14.3 million included in the year ended December 31, 1998 primarily represented the favorable settlement of a contract dispute. Excluding the impact of these items in both years would result in income before an extraordinary loss and special items of $41.1 million and $33.9 million for the year ended December 31, 1999 and 1998, respectively.

     Pro forma results for the year ended December 31, 1999 included the effects of testing performed by third parties under the Company's laboratory network management arrangements which added $154.0 million to both reported revenues and cost of services for the year ended December 31, 1999.

     PRO FORMA NET REVENUES

     Excluding the effect of the testing performed by third parties under the Company's laboratory network management arrangements, pro forma net revenues in 1999 increased by $113.0 million, or 3.7% from the prior year level due to improvements in both average revenue per requisition and volume of clinical testing of 3.3% and 1.1%, respectively, and a 22.6% increase in clinical trials testing revenues which contributed approximately 0.4% to the consolidated revenue increase. These increases were partially offset by a reduction in revenues of 1.0% associated with the treatment in 1999 of a customer contract as a loss contract.

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

     PRO FORMA OPERATING COSTS AND EXPENSES

     The following discussion and analysis regarding pro forma operating costs, including cost of services, selling, general and administrative expenses and bad debt expense exclude the effect of testing performed by third parties under the Company's laboratory network management arrangements and the treatment of a customer contract as a loss contract. Total pro forma operating costs in 1999 increased by $149.9 million from the year earlier period. As discussed above, operating costs included certain other expense items, recorded in SBCL's historical financial statements prior to the closing of the acquisition, which have not been separately reflected on the face of the pro forma financial information, which partially contributed to the increases. Operating costs and expenses for 1998 included a first quarter charge of $2.5 million ($1.2 million, net of tax) in selling, general and administrative expenses that represented the final costs associated with the Company's consolidation plan announced in the fourth quarter of 1997. Operating costs unrelated to volume increased during 1999, principally due to additional investments in information technology and sales and marketing capabilities, and employee compensation costs.

     Cost of services, as a percentage of net revenues, for both 1999 and 1998 were 62.3%. Included in cost of services for the year ended December 31, 1999, were $7.8 million of certain other expense items recorded by SBCL prior to the closing of the acquisition which have not been separately presented, as discussed above.

     Selling, general and administrative expenses, as a percentage of net revenues, were 29.8% in 1999, compared to 29.2% in the prior year. Selling, general and administrative expenses for the year ended December 31, 1999 included $9.4 million of other expense items recorded by SBCL prior to the closing of the acquisition which have not been separately presented, as discussed above. The remaining increase was principally due to additional investments in information technology and sales and marketing capabilities, litigation expenses and employee compensation costs. Bad debt expense in 1999 was 7.6% of net revenues, compared to 8.0% in the prior year period.

     INTEREST EXPENSE, NET

     Net interest expense decreased in 1999 by $3.9 million, as compared to the prior year. Net interest expense for 1999 included $1.9 million of interest income associated with a favorable state tax settlement. The remaining reduction in net interest expense is primarily due to the repayment of long term debt under the Credit Agreement between the closing of the SBCL acquisition and the end of 1999.

     PROVISIONS FOR RESTRUCTURING AND OTHER SPECIAL CHARGES

     During the second, third and fourth quarters of 1999, the Company recorded provisions for restructuring and other special charges totaling $15.8 million ($9.5 million, net of tax), $30.3 million ($18.2 million, net of tax) and $43.1 million ($26.1 million, net of tax), respectively, principally incurred in connection with the acquisition and planned integration of SBCL.

     The special charge in the second quarter of 1999 of $15.8 million was primarily to record (on a pro forma basis) a loss provision in the results of SBCL to reflect a contract as a loss contract.

     Of the total special charge recorded in the third quarter of 1999, $19.8 million represented stock-based employee compensation of which $17.8 million related to special one-time grants of the Company's common stock to certain individuals of the combined company, and $2.0 million related to the accelerated vesting of restricted stock grants made in previous years due to the completion of the SBCL acquisition. In addition, during the third quarter of 1999, the Company incurred $9.2 million of professional and consulting fees related to integration planning activities. The remainder of the third quarter charge was related to costs incurred by the Company in conjunction with its planned offering of new senior subordinated notes, the proceeds of which were expected to be used to repay the Company's existing Notes. During the third quarter of 1999, the Company decided not to proceed with the offering due to unsatisfactory market conditions.

     Of the $43.1 million charge recorded in the fourth quarter of 1999, $36.4 million represented costs related to planned integration activities affecting Quest Diagnostics' operations and employees which were discussed above. In addition, the Company recorded $3.5 million of special recognition awards granted in the fourth quarter of 1999 to certain employees involved in the transaction and integration planning processes of the SBCL acquisition. The remainder of the fourth quarter special charge was primarily attributable to professional and consulting fees incurred in connection with integration related planning activities.

     MINORITY SHARE OF INCOME

     Minority share of income for 1999 increased from the prior year level, primarily due to the Company's contribution of its Pittsburgh, Pennsylvania and St. Louis, Missouri businesses to two new corporate joint ventures in the fourth quarter of 1998. During both 1999 and 1998, the Company maintained a 51% controlling ownership interest in both of these affiliated companies.

     OTHER, NET

     Other, net for 1999 increased from the prior year level. The year ended December 31, 1998 included $10.9 million of pre-tax profits primarily associated with the favorable settlement of a contract dispute. This increase was principally offset by a reduction in equity losses of $3.6 million, primarily associated with a joint venture in Arizona in which the Company holds a 49% interest, and a gain of $3.0 million associated with the sale of an investment in the fourth quarter of 1999.

     INCOME TAXES

     The Company's effective tax rate was significantly impacted by goodwill amortization, the majority of which is not deductible for tax purposes, and had the effect of increasing the overall tax rate or reducing the tax benefit rate.

     EXTRAORDINARY LOSS

     In conjunction with the acquisition of SBCL, the Company repaid the entire amount outstanding under its then existing credit agreement. The extraordinary loss recorded in the third quarter of 1999 represented $3.6 million ($2.1 million, net of tax) of deferred financing costs written off in connection with the extinguishment of the related credit agreement.

     PRO FORMA CASH EARNINGS PER SHARE AND ADJUSTED EBITDA

     Pro forma cash earnings per common share is calculated as cash earnings less preferred dividends, divided by diluted weighted average common shares outstanding. Pro forma cash earnings represents income (loss) before the extraordinary loss, special items and amortization of all intangible assets, net of applicable taxes. For purposes of determining pro forma cash earnings per common share, special items included the provisions for restructuring and other special charges reflected on the face of the pro forma financial information and a $3.0 million gain related to the sale of an investment in the fourth quarter of 1999.

     Pro forma cash earnings per common share was $1.51 in 1999, compared to $1.90 in the prior year. The decrease in pro forma cash earnings per common share is primarily due to the income and expense items recorded by SBCL prior to the closing of the acquisition which are discussed above.

     Pro forma Adjusted EBITDA represents income (loss) before income taxes, net interest expense, depreciation and amortization and special items. Special items included the provisions for restructuring and other special charges reflected on the face of the pro forma financial information, a $3.0 million gain related to the sale of an investment in the fourth quarter of 1999, a charge of $2.5 million recorded in selling, general and administrative expenses in 1998 related to the Company's consolidation of its laboratory network announced in the fourth quarter of 1997 and the income and expense items recorded by SBCL prior to the closing of the acquisition, which are discussed above.

     Pro forma Adjusted EBITDA for 1999 improved to $337.4 million, or 10.9% of net revenues (adjusted to exclude the effects of the testing performed by third parties under the Company's laboratory network management arrangements and the loss contract), from $330.3 million, or 11.2% of net revenues, in the prior year period.

STATEMENT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Quest Diagnostics Incorporated is responsible for the preparation, presentation and integrity of the consolidated financial statements and other information included in this annual report. The financial statements have been prepared in accordance with generally accepted accounting principles and include certain amounts based on management's best estimates and judgements.

Quest Diagnostics maintains a comprehensive system of internal controls designed to provide reasonable assurance as to the reliability of the financial statements as well as to safeguard assets from unauthorized use or disposition. The system is reinforced by written policies, selection and training of highly competent financial personnel, appropriate division of responsibilities and a program of internal audits.

The Audit and Finance Committee of the Board of Directors is responsible for reviewing and monitoring Quest Diagnostics' financial reporting and accounting practices and recommending annually the appointment of the independent accountants. The Audit and Finance Committee is comprised solely of non-management directors who are, in the opinion of the Board of Directors, free from any relationship that would interfere with the exercise of independent judgement. The Audit and Finance Committee meets periodically with management, the internal auditors and the independent accountants to review and assess the activities of each. Both the independent accountants and the internal auditors meet with the Audit and Finance Committee, without management present, to review the results of their audits and their assessment of the adequacy of the system of internal accounting control and the quality of financial reporting.

The consolidated financial statements have been audited by our independent accountants, PricewaterhouseCoopers LLP. Their responsibility is to express an independent, professional opinion with respect to the consolidated financial statements on the basis of an audit conducted in accordance with generally accepted auditing standards.


/s/ Kenneth W. Freeman
--------------------------------
Kenneth W. Freeman
Chairman and Chief Executive Officer


/s/ Robert A. Hagemann
--------------------------------
Robert A. Hagemann
Corporate Vice President and Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Quest Diagnostics Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a) 1. present fairly, in all material respects, the financial position of Quest Diagnostics Incorporated and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14 (a) 2. presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP
-------------------------------

PricewaterhouseCoopers LLP
New York, New York
January 24, 2000, except as to Note 17, which is as of March 13, 2000

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                    1999                  1998
                                                                                 ------------         ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents.............................................      $     27,284         $    202,908
     Accounts receivable, net of allowance of $121,550 and $70,701
         at December 31, 1999 and 1998, respectively.......................           539,256              220,861
     Inventories...........................................................            52,302               31,164
     Deferred taxes on income..............................................           192,808               94,441
     Prepaid expenses and other current assets.............................            61,011               28,813
                                                                                 ------------         ------------
         Total current assets..............................................           872,661              578,187
PROPERTY, PLANT AND EQUIPMENT, NET.........................................           427,978              240,389
INTANGIBLE ASSETS, NET.....................................................         1,435,882              494,721
DEFERRED TAXES ON INCOME...................................................            36,174               13,342
OTHER ASSETS...............................................................           105,786               33,601
                                                                                 ------------         ------------
TOTAL ASSETS...............................................................      $  2,878,481         $  1,360,240
                                                                                 ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable and accrued expenses.................................      $    626,485         $    242,285
     Current portion of long-term debt.....................................            45,435               51,444
     Income taxes payable..................................................            29,324               15,736
                                                                                 ------------         ------------
         Total current liabilities.........................................           701,244              309,465
LONG-TERM DEBT.............................................................         1,171,442              413,426
OTHER LIABILITIES..........................................................           142,733               69,419
COMMITMENTS AND CONTINGENCIES
PREFERRED STOCK ...........................................................             1,000                1,000
COMMON STOCKHOLDERS' EQUITY:
     Common stock, par value $0.01 per share; 100,000 shares authorized; 44,353 and 30,241 shares issued at December 31,
         1999 and 1998, respectively.......................................               444                  302
     Additional paid-in capital............................................         1,502,551            1,201,006
     Accumulated deficit...................................................          (627,045)            (623,514)
     Unearned compensation.................................................           (11,438)              (3,895)
     Accumulated other comprehensive loss..................................            (2,450)              (3,038)
     Common stock in treasury, at cost; 214 shares at
         December 31, 1998.................................................                 -               (3,931)
                                                                                 ------------         ------------
         Total common stockholders' equity.................................           862,062              566,930
                                                                                 ------------         ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................      $  2,878,481         $  1,360,240
                                                                                 ============         ============

        The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                1999            1998            1997
                                                             -----------     -----------     -----------
NET REVENUES ............................................    $ 2,205,243     $ 1,458,607     $ 1,528,695

COSTS AND EXPENSES:
   Cost of services .....................................      1,379,989         896,793         962,935
   Selling, general and administrative ..................        643,440         445,885         467,052
   Interest expense, net ................................         61,450          33,403          40,996
   Amortization of intangible assets ....................         29,784          21,697          23,951
   Provisions for restructuring and other special charges         73,385              --          48,688
   Minority share of income .............................          5,431           2,017           1,393
   Other, net ...........................................         (2,620)          4,951           2,738
                                                             -----------     -----------     -----------
     Total ..............................................      2,190,859       1,404,746       1,547,753
                                                             -----------     -----------     -----------
INCOME (LOSS) BEFORE TAXES AND EXTRAORDINARY LOSS .......         14,384          53,861         (19,058)
INCOME TAX EXPENSE ......................................         15,658          26,976           3,202
                                                             -----------     -----------     -----------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS .................         (1,274)         26,885         (22,260)
EXTRAORDINARY LOSS, NET OF TAXES ........................         (2,139)             --              --
                                                             -----------     -----------     -----------
NET INCOME (LOSS) .......................................    $    (3,413)    $    26,885     $   (22,260)
                                                             ===========     ===========     ===========



BASIC NET INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary loss .................    $     (0.04)    $      0.90     $     (0.77)
Extraordinary loss, net of taxes ........................          (0.06)             --              --
                                                             -----------     -----------     -----------
Net income (loss) .......................................    $     (0.10)    $      0.90     $     (0.77)
                                                             ===========     ===========     ===========


DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Income (loss) before extraordinary loss .................    $     (0.04)    $      0.89     $     (0.77)
Extraordinary loss, net of taxes ........................          (0.06)             --              --
                                                             -----------     -----------     -----------
Net income (loss) .......................................    $     (0.10)    $      0.89     $     (0.77)
                                                             ===========     ===========     ===========


        The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                    1999           1998            1997
                                                                                -----------     -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ..........................................................    $    (3,413)    $    26,885     $   (22,260)
Extraordinary loss, net of taxes ...........................................          2,139              --              --
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization .........................................         90,835          68,845          76,397
     Provision for doubtful accounts .......................................        142,333          89,428         118,223
     Provisions for restructuring and other special charges ................         73,385              --          48,688
     Deferred income tax (benefit) provision ...............................        (29,514)         12,290          (1,090)
     Other, net ............................................................          7,186          11,032           6,117
     Changes in operating assets and liabilities:
         Accounts receivable ...............................................       (118,693)        (71,920)        (63,865)
         Accounts payable and accrued expenses .............................        115,279          40,070          27,835
         Integration, settlement and special charges .......................        (33,326)        (39,518)        (16,703)
         Due from Corning Incorporated and affiliates ......................             --          14,890           8,755
         Other assets and liabilities, net .................................          3,324         (10,620)         (5,830)
                                                                                -----------     -----------     -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ..................................        249,535         141,382         176,267
                                                                                -----------     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Business acquisitions .................................................     (1,025,000)           (948)        (16,000)
     Transaction costs .....................................................         (9,612)             --              --
     Capital expenditures ..................................................        (76,029)        (39,575)        (30,836)
     Proceeds from disposition of assets ...................................          4,982           3,035          10,397
     (Increase) decrease in investments ....................................         (2,331)         (2,232)          1,338
                                                                                -----------     -----------     -----------
NET CASH USED IN INVESTING ACTIVITIES ......................................     (1,107,990)        (39,720)        (35,101)
                                                                                -----------     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from borrowings ..............................................      1,132,843           4,300              --
     Repayment of long-term debt ...........................................       (412,035)        (54,153)        (21,367)
     Financing costs paid ..................................................        (36,822)             --              --
     Purchase of treasury stock ............................................         (1,103)        (13,032)             --
     (Distributions to) contributions from minority partners ...............         (4,363)          2,443              --
     Exercise of stock options .............................................          4,429             145              --
     Preferred dividends paid ..............................................           (118)           (118)            (98)
                                                                                -----------     -----------     -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ........................        682,831         (60,415)        (21,465)
                                                                                -----------     -----------     -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS ....................................       (175,624)         41,247         119,701

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ...............................        202,908         161,661          41,960
                                                                                -----------     -----------     -----------

CASH AND CASH EQUIVALENTS, END OF YEAR .....................................    $    27,284     $   202,908     $   161,661
                                                                                ===========     ===========     ===========

        The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                                      Accumulated
                                                                                         Other                           Compre-
                                            Additional                   Unearned     Comprehensive                      hensive
                               Common       Paid-In      Accumulated     Compen-         Income        Treasury           Income
                                Stock        Capital       Deficit       sation          (Loss)         Stock             (Loss)
                             -----------   -----------   -----------   -----------     -----------     ---------       -----------
BALANCE, DECEMBER 31, 1996   $       288   $ 1,170,152   $  (627,892)  $        --     $    (4,829)    $      --

Net loss                                                     (22,260)                                                  $   (22,260)
Other comprehensive income                                                                   2,314                           2,314
                                                                                                                       -----------
Comprehensive loss                                                                                                         (19,946)
                                                                                                                       ===========
Preferred dividends declared                                    (129)
Issuance of common stock
   under benefit plans
   (1,164 common shares)              12        18,501                      (6,975)
Adjustment to Corning
   receivable                                    9,541
Amortization of unearned
   compensation                                                              1,937
                             -----------   -----------   -----------   -----------     -----------     -----------
BALANCE, DECEMBER 31, 1997           300     1,198,194      (650,281)       (5,038)         (2,515)             --
Net income                                                    26,885                                                        26,885
Other comprehensive loss                                                                      (523)                           (523)
                                                                                                                       -----------
Comprehensive income                                                                                                        26,362
                                                                                                                       ===========
Preferred dividends declared                                    (118)
Purchase of treasury
    stock (687 shares)                                                                                     (13,032)
Issuance of common stock
    under benefit plans
    (255 common shares and
    473 treasury shares)               2         3,522                        (970)                          9,101
Adjustment to Corning
   receivable                                     (710)
Amortization of unearned
    compensation                                                             2,113
                             -----------   -----------   -----------   -----------     -----------     -----------
BALANCE, DECEMBER 31, 1998           302     1,201,006      (623,514)       (3,895)         (3,038)         (3,931)
Net loss                                                      (3,413)                                                       (3,413)
Other comprehensive income                                                                     588                             588
                                                                                                                       -----------
Comprehensive loss                                                                                                     $    (2,825)
                                                                                                                       ===========
Preferred dividends declared                                    (118)
Shares issued to acquire
    SBCL (12,564 shares)             126       260,584
Purchase of treasury stock
    (60 common shares)                                                                                      (1,103)
Issuance of common stock
    under benefit plans
    (1,269 common shares
    and 274 treasury shares)          13        34,991                     (11,253)                          5,034
Exercise of options (279
    common shares)                     3         4,426
Tax benefits associated
    with stock-based                             3,529
    compensation plans
Adjustment to Corning
   receivable                                   (1,985)
Amortization of unearned
    compensation                                                             3,710
                             -----------   -----------   -----------   -----------     -----------     -----------
BALANCE, DECEMBER 31, 1999   $       444   $ 1,502,551   $  (627,045)  $   (11,438)    $    (2,450)    $        --
                             ===========   ===========   ===========   ===========     ===========     ===========

    The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

1.   DESCRIPTION OF BUSINESS

     Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") is the largest clinical laboratory testing business in the United States. Prior to January 1, 1997, Quest Diagnostics was a wholly owned subsidiary of Corning Incorporated ("Corning"). On December 31, 1996, Corning distributed all of the outstanding shares of common stock of the Company to the stockholders of Corning, with one share of common stock of the Company being distributed for each eight shares of outstanding common stock of Corning. This distribution was followed immediately by the distribution to stockholders of the Company of all the outstanding common stock of Covance Inc. ("Covance"). These two distributions are collectively referred to as the "Spin-Off Distribution."

     As the nation's leading provider of diagnostic testing, information and services, Quest Diagnostics offers a broad range of clinical laboratory testing services used by physicians to diagnose, treat and monitor diseases and other medical conditions. These tests range from routine clinical testing to highly complex tests including genetic and other esoteric testing. Quest Diagnostics offers testing and services to help employers detect workplace drug abuse, and to support pharmaceutical companies in clinical trials of new drugs worldwide. Quest Informatics analyzes laboratory and other medical data to develop information products to help providers and insurers better manage their patients' health. Quest Diagnostics' customers include physicians, managed care organizations, hospitals, employers and institutions, pharmaceutical companies and other independent clinical laboratories.

     On an annualized basis, Quest Diagnostics currently processes over 100 million requisitions through its extensive network of laboratories and patient service centers in virtually every major metropolitan area throughout the United States.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of all entities controlled by the Company. The equity method of accounting is used for investments in affiliates, which are not Company controlled, and in which the Company's interest is generally between 20 and 50 percent. The Company's share of the net loss of its equity investments, which totaled $0.7 million, $5.2 million and $1.2 million for 1999, 1998 and 1997, respectively, was included in other, net in the consolidated statements of operations. All significant intercompany accounts and transactions are eliminated.

RECLASSIFICATIONS

     During the fourth quarter of 1999, the Company reclassified certain expense items, primarily related to a portion of occupancy costs and professional liability insurance expense, from selling, general and administrative expenses to cost of services, to better reflect the cost of performing testing. All prior year financial information has been reclassified for comparative purposes to conform with the 1999 presentation. The amounts reclassified from selling, general and administrative expenses for the years ended December 31, 1999, 1998 and 1997 were $57.4 million, $35.7 million and $35.1 million, respectively.

USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)


REVENUE RECOGNITION

     The Company generally recognizes revenue for services rendered upon completion of the testing process. Billings for services under third-party payer programs, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on final settlement with the third-party payers, are recorded upon settlement. In 1999, 1998 and 1997, approximately 14%, 16% and 20%, respectively, of net revenues were generated by Medicare and Medicaid programs.

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

EARNINGS PER SHARE

     Basic net income (loss) per common share is calculated by dividing net income (loss), less preferred stock dividends, by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is calculated by dividing net income (loss), less preferred stock dividends, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include outstanding stock options and restricted common shares granted under the Company's Employee Equity Participation Program.

     The computation of basic and diluted net income (loss) per common share was as follows (in thousands except per share data):

                                                                        1999              1998             1997
                                                                        ----              ----             ----
Income (loss) before extraordinary loss.......................     $      (1,274)   $      26,885     $     (22,260)
Less: Preferred stock dividends...............................               118              118               129
                                                                   -------------    -------------     -------------

Income (loss) available to common stockholders - basic and
   diluted....................................................     $      (1,392)   $      26,767     $     (22,389)
                                                                   ==============   =============     =============

Weighted average number of common shares outstanding - basic (in
   thousands).................................................            35,014           29,684            29,188

Effect of dilutive securities:
Stock options (in thousands)..................................                 -              401                 -
Restricted common stock (in thousands) .......................                 -              144                 -
                                                                   -------------    -------------     -------------

Weighted average number of common shares outstanding - diluted
   (in thousands) ............................................            35,014           30,229            29,188
                                                                   =============    =============     =============

Basic net income (loss) per common share:
Income (loss) before extraordinary loss.......................     $       (0.04)   $        0.90     $       (0.77)
                                                                   =============    =============     =============

Diluted net income (loss) per common share:
Income (loss) before extraordinary loss.......................     $       (0.04)   $        0.89     $       (0.77)
                                                                   =============    =============     =============

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)


     The following securities were not included in the diluted net income (loss) per share calculation due to their antidilutive effect.

                                               1999        1998       1997
                                               ----        ----       ----
Stock options (in thousands).................   5,741        107      1,896
Restricted common stock (in thousands).......     568         --        422

STOCK-BASED COMPENSATION

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations.

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

     The Company evaluates the recoverability and measures the possible impairment of intangible assets under Accounting Principles Board Opinion No. 17, "Intangible Assets" based on the fair value of the intangible assets. Management believes that a valuation of intangible assets based on the amount for which each regional laboratory could be sold in an arm's-length transaction is preferable to using projected undiscounted pre-tax cash flows. The Company believes fair value is a better indicator of the extent to which the intangible assets may be recoverable and, therefore, may be impaired.

     The fair value method is applied to each of the regional laboratories. Management's estimate of fair value is primarily based on multiples of forecasted revenue or multiples of forecasted earnings before interest, taxes, depreciation and amortization ("EBITDA"). The multiples are primarily determined based upon publicly available information regarding comparable publicly-traded companies in the industry, but also consider (i) the financial projections of each regional laboratory, (ii) the future prospects of each regional laboratory, including its growth opportunities, managed care concentration and likely operational improvements, and (iii) comparable sales prices, if available. Multiples of revenues are used to estimate fair value in cases where the Company believes that the likely acquirer of a regional laboratory would be a strategic buyer within the industry which would realize synergies from such an acquisition. In regions where management does not believe there is a potential strategic buyer within the industry, and, accordingly, believes the likely buyer would not have synergy opportunities, multiples of EBITDA are used for estimating fair value. Regional laboratories with lower levels of profitability valued using revenue multiples would generally be ascribed a higher value than if multiples of EBITDA were used, due to assumed synergy opportunities. Management's estimate of fair value is currently based on multiples of revenue primarily ranging from 0.8 to 1.1 times revenue and on multiples of EBITDA primarily ranging from 7 to 9 times EBITDA. While management believes the estimation methods are reasonable and reflective of common valuation practices, there can be no assurance that a sale to a buyer for the estimated value ascribed to a regional laboratory could be completed. Changes to the method of valuing regional laboratories will be made only when there is a significant and fundamental change in facts and circumstances, such as significant changes in market position or the entrance or exit of a significant competitor from a regional market. No changes were made to the method of valuing regional laboratories in 1999 or 1998.

     On a quarterly basis, management performs a review of each regional laboratory to determine if events or changes in circumstances have occurred which could have a material adverse effect on the fair value of the business and its intangible assets. If such events or changes in circumstances were deemed to have occurred, management would consult with one or more of its advisors in estimating the impact on fair value of the regional laboratory. Should the estimated fair value of a regional laboratory be less than the net book value for such laboratory at the end of a quarter, the Company will record a charge to operations to recognize an impairment of its intangible assets for such difference. During 1997, the Company recorded a charge of $16.0 million related to the impairment of intangible assets (see Note 7).

INVESTMENTS

     The Company accounts for investments in equity securities, which are included in other assets, in conformity with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which requires the use of fair value accounting for trading or available-for-sale securities. Unrealized gains and losses for available-for-sale securities are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. Gains and losses on securities sold are based on the average cost method. Other, net for the year ended December 31, 1999 included a fourth quarter gain of $3.0 million associated with the sale of an investment. The proceeds from the sale of $7.7 million were classified as a component within the change in investments in the statement of cash flows for 1999. Investments in equity securities have not been material to the Company.

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

     The Company defers the impact of changes in the market value of these contracts until such time as the hedged transaction is completed. The Company may also, from time to time, enter into interest rate and foreign currency swaps to manage interest rates and foreign currency risk. Income and expense related to interest rate swaps is accrued as interest rates change and is recognized in income over the life of the agreement. Gains or losses realized and premiums paid on foreign currency contracts are deferred and are recognized as payments are made on the related foreign currency denominated debt, or immediately if the obligation instrument is settled.

     During 1999, the Company entered into interest rate swap agreements to mitigate the risk of changes in interest rates associated with its variable rate bank debt in accordance with the terms of the Company's credit agreement (see
Note 11).

     During 1999 and 1998, the Company entered into foreign exchange contracts to manage foreign currency risk. The terms of these exchange contracts are generally one year or less. The primary purpose of the foreign currency hedging activities is to protect the Company from the risk that the eventual cash outflows to settle foreign currency denominated liabilities will be adversely affected by changes in exchange rates. The unrealized gain related to an outstanding contract at December 31, 1999 and 1998 was immaterial.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturity of these instruments. As of December 31, 1999, and 1998, the fair value of the Company's debt was estimated at approximately $1,213 million and $480 million, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 1999, the carrying value of the debt exceeded the estimated fair value by approximately $4 million. At December 31, 1998, the fair value exceeded the carrying value of the debt by approximately $15 million. At December 31, 1999, the estimated fair value of the interest rate swap agreements was approximately $3.8 million.

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


DERIVATIVE INSTRUMENTS AND HEDGING

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (2001 for the Company). Management of the Company anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on the Company's results of operations or its financial position.

3.   ACQUISITION OF SMITHKLINE BEECHAM'S CLINICAL LABORATORY TESTING BUSINESS

     On August 16, 1999, the Company completed the acquisition of the clinical laboratory business of SmithKline Beecham plc ("SmithKline Beecham") for approximately $1.3 billion. The purchase price was paid through the issuance of 12,564,336 shares of common stock of the Company (valued at $260.7 million), representing approximately 29% of the Company's then outstanding common stock, and the payment of $1.025 billion in cash, including $20 million under a non-competition agreement between the Company and SmithKline Beecham.

     Under the terms of the acquisition agreements, Quest Diagnostics acquired SmithKline Beecham's clinical laboratory testing business including its domestic and foreign clinical testing operations, clinical trials testing, corporate health services, and laboratory information products businesses. SmithKline Beecham's national testing and service network consisted of regional laboratories, specialty testing operations and its National Esoteric Testing Center, as well as a number of rapid-turnaround or "stat" laboratories, and patient service centers. In addition, SmithKline Beecham and Quest Diagnostics entered into a long-term contract under which Quest Diagnostics is the primary provider of testing to support SmithKline Beecham's clinical trials testing requirements worldwide. As part of the acquisition agreements, Quest Diagnostics granted SmithKline Beecham certain non-exclusive rights and access to use Quest Diagnostics' proprietary clinical laboratory information database. Quest Diagnostics will also receive a minority interest in a company that SmithKline Beecham expects to form to sell healthcare information products and services through various channels, including the Internet.

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

     Under the acquisition agreements, SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after tax basis, against certain matters primarily related to taxes and billing and professional liability claims.

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


     The SBCL acquisition agreements include a provision for a purchase price adjustment based on an audit of the August 16, 1999 combined balance sheet of SBCL and certain affiliates. Adjustments resulting from this audit, which are subject to resolution as set forth in SBCL acquisition agreements and are the subject of on-going discussions between the parties, have been recorded as of December 31, 1999. However, amounts due from SmithKline Beecham, as a result of the purchase price adjustment, have not been reflected in the December 31, 1999 consolidated balance sheet of Quest Diagnostics.

     Goodwill of approximately $952 million, representing acquisition cost in excess of the fair value of the net tangible assets acquired, is amortized on the straight-line basis over forty years. The amount paid under the non-compete agreement is amortized on the straight-line basis over five years. The purchase price allocation will be finalized after completion of the valuation of certain assets and liabilities, and the final resolution of the purchase price adjustment.

FINANCING OF THE TRANSACTION

     At the closing of the SBCL acquisition, the Company used existing cash funds and the borrowings under a new senior secured credit facility (see Note
11) to fund the cash purchase price and related transaction costs of the acquisition, and to repay the entire amount outstanding under its then existing credit agreement.

PRO FORMA COMBINED FINANCIAL INFORMATION (UNAUDITED)

     The following pro forma combined financial information for the years ended December 31, 1999 and 1998 assumes that the SBCL acquisition and borrowings under the new credit facility were effected on January 1, 1998. The SBCL acquisition agreements include a provision for a purchase price adjustment based on an audit of the August 16, 1999 combined balance sheet of SBCL and certain affiliates. Adjustments resulting from this audit, which are subject to resolution as set forth in the SBCL acquisition agreements, have been recorded in the pro forma combined financial information to the extent that the Company believes they are applicable. The pro forma combined financial information reflects the preliminary allocation of the purchase price. The allocation will be finalized after completion of the valuation of certain assets and liabilities, and the final resolution of the purchase price adjustment. There can be no assurances that the amounts reflected in the pro forma combined financial information will not be subject to change as a result of changes in the allocation of the purchase price, including the resolution of the purchase price adjustment.

     Significant pro forma adjustments reflected in the pro forma combined financial information include reductions in employee benefit costs and general corporate overhead allocated to the historical results of SBCL by SmithKline Beecham, offset by an increase in net interest expense to reflect the Company's new credit facility which was used to finance the SBCL acquisition. Amortization of the goodwill, which accounts for a majority of the acquired intangible assets, is calculated on the straight-line basis over forty years. Other, net has been adjusted to remove SBCL's non-recurring gains from the sale and license of certain technology and its physician office-based teleprinter assets and network. Income taxes have been adjusted for the estimated income tax impact of the pro forma adjustments at the incremental tax rate of 40%. A significant portion of the intangible assets acquired in the SBCL acquisition is not deductible for tax purposes, which has the overall impact of increasing the effective tax rate.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)


     Unaudited pro forma combined financial information for the years ended December 31, 1999 and 1998 was as follows (in thousands, except per share data):

                                                          1999          1998
                                                          ----          ----

Net revenues .......................................  $ 3,294,810   $ 3,027,783
Income (loss) before extraordinary loss ............      (25,319)       42,543
Net income (loss) ..................................      (27,458)       42,543
----------------------------------------------------  -----------   -----------

BASIC EARNINGS (LOSS) PER COMMON SHARE:

Income (loss) before extraordinary loss ............  $     (0.59)  $      0.99
Net income (loss) ..................................  $     (0.64)  $      0.99
Weighted average common shares outstanding - basic .       43,345        43,031

----------------------------------------------------  -----------   -----------

DILUTED EARNINGS (LOSS) PER COMMON SHARE:

Income (loss) before extraordinary loss ............  $     (0.59)  $      0.98
Net income (loss) ..................................  $     (0.64)  $      0.98
Weighted average common shares outstanding - diluted       43,345        43,440


4.   INTEGRATION OF SBCL AND QUEST DIAGNOSTICS BUSINESSES

     During the fourth quarter of 1999, Quest Diagnostics finalized its plan related to the integration of SBCL into Quest Diagnostics' laboratory network. The plan focuses principally on laboratory consolidations in geographic markets currently served by more than one of the Company's laboratories, and redirecting testing volume within the Company's national network to improve customer service. As part of the plans, laboratories in Deerfield Beach, Florida; Owings Mills, Maryland; Farmington Hills, Michigan; Islip, New York; Valley View, Ohio; Norristown, Pennsylvania; Dallas, Texas; and Waltham, Massachusetts will close or be substantially reduced in capacity. Testing performed at the National Esoteric Center located in Van Nuys, California will move to Nichols Institute. In addition, a number of changes to redirect specimen flows to provide more local testing and improve customer service will also impact capacity throughout the Company's laboratory network. Employee groups to be impacted as a result of these actions include those involved in the collection and testing of specimens, as well as administrative and other support functions. During the fourth quarter of 1999, the Company recorded the estimated costs associated with these activities for 1999 and 2000 relative to the integration plan. The majority of these integration costs were related to employee severance, contractual obligations associated with leased facilities and equipment, and the write-off of fixed assets which management believes will have no future economic benefit upon combining the operations. Integration costs related to planned activities affecting SBCL's operations and employees were recorded as a cost of the acquisition. Integration costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees were recorded as a charge to earnings in the fourth quarter of 1999 (see Note 7).

     Integration costs, including write-offs of fixed assets, totaling $55.5 million which are related to planned activities affecting SBCL assets, liabilities and employees, were recorded in the fourth quarter of 1999 as a cost of the SBCL acquisition. Of these costs, $33.8 million related to employee termination costs for approximately 1,250 employees, and $13.4 million related to contractual obligations including those related to facilities and equipment leases. The remaining portion of the costs were associated with the write-off of assets that management plans to dispose of in conjunction with the integration of SBCL.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)


     The following table summarizes the Company's accruals for integration costs affecting the acquired operations and employees of SBCL (in millions):

                                                     Employee        Costs of
                                                    Termination    Exiting Leased
                                                       Costs         Facilities       Other     Total
                                                       -----         ----------       -----     -----
Amounts recognized as a cost of the SBCL
     acquisition...............................        $33.8            $5.6           $7.8      $47.2
Amounts utilized in 1999.......................        (1.4)            (0.1)            --       (1.5)
                                                       ----             ----           ----      -----
Balance at December 31, 1999...................        $32.4            $5.5           $7.8      $45.7
                                                       =====            ====           ====      =====

     Approximately seventy employees had been terminated in connection with integration activities as of December 31, 1999. While the majority of the costs are expected to be paid in 2000, there are certain severance and facility related exit costs, principally remaining lease obligations, that have payment terms extending beyond 2000.

     Also recorded in the fourth quarter of 1999 was a charge to earnings of $36.4 million, principally for integration costs, including write-offs of fixed assets, associated with the integration plans affecting Quest Diagnostics' operations and employees (see Note 7).

5.   TAXES ON INCOME

     In conjunction with the Spin-Off Distribution, the Company, Corning, and Covance entered into a tax sharing agreement which allocates among them responsibility for federal, state and local taxes relating to taxable periods before and after the Spin-Off Distribution and provides for computing and apportioning tax liabilities and tax benefits for such periods among the parties. The Company, Corning, and Covance also entered into tax indemnification agreements that provide Corning with certain rights of indemnification against the Company and Covance. Additionally, the tax indemnification agreements provide the Company and Covance with certain rights of indemnification against each other.

     The Company's pre-tax income (loss) consisted of approximately $17.7 million, $52.7 million and $(16.7) million from U.S. operations and approximately $(3.3) million, $1.2 million and $(2.4) million from foreign operations for the years ended December 31, 1999, 1998 and 1997, respectively.

     The components of income tax expense for 1999, 1998 and 1997 were as follows:

                                            1999          1998          1997
                                            ----          ----          ----
Current:
   Federal...........................    $   34,314    $    8,754    $    3,904
   State and local...................        10,073         4,861           223
   Foreign...........................           785         1,071           165

Deferred:
   Federal...........................       (22,336)       14,728          (885)
   State and local...................        (7,178)       (2,438)         (205)
                                         ----------    ----------    ----------
     Total...........................    $   15,658    $   26,976    $    3,202
                                         ==========    ==========    ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)


     A reconciliation of the federal statutory rate to the Company's effective tax rate for 1999, 1998 and 1997 was as follows:

                                                                         1999             1998            1997
                                                                         ----             ----            ----
Tax provision (benefit) at statutory rate.....................           35.0%             35.0%          (35.0%)
State and local income taxes, net of federal benefit..........            4.3               3.4             0.1
Non-deductible goodwill amortization..........................           55.7               9.3            25.8
Non-deductible write-down of intangible assets................             -                 -             29.4
Adjustment of prior years tax liabilities.....................             -                 -            (10.9)
Impact of foreign operations..................................           11.6               1.2             5.3
Non-deductible meals and entertainment expense................            5.1               1.2             1.7
Other, net....................................................           (2.8)               -              0.4
                                                                       ------            ------          ------
     Effective tax rate.......................................          108.9%             50.1%           16.8%
                                                                       ======            ======          ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 were as follows:

                                                                         1999             1998
                                                                         ----             ----
Current deferred tax asset:
   Accounts receivable reserve................................       $   11,459        $   20,765
   Liabilities not currently deductible.......................          134,206            50,611
   Accrued settlement reserves................................           19,542             9,926
   Accrued restructuring and integration costs................           17,784             4,857
   Net operating losses.......................................            8,830             7,797
   Other......................................................              987               485
                                                                       --------          --------
     Total....................................................       $  192,808        $   94,441
                                                                     ==========        ==========
Non-current deferred tax asset (liability):
   Liabilities not currently deductible.......................       $   27,581        $   16,106
   Accrued settlement reserves................................           13,351            10,863
   Accrued restructuring and integration costs................           12,886                 -
   Depreciation and amortization..............................          (17,644)          (13,627)
                                                                     ----------        ----------
     Total....................................................       $   36,174        $   13,342
                                                                     ==========        ==========

     The Company had net operating losses for state income tax purposes with expiration dates through 2019 of approximately $207 million at December 31, 1999.

     Income taxes payable at December 31, 1999 and 1998 were $29.3 million and $15.7 million, respectively, and consisted primarily of federal income taxes payable of $24.9 million and $14.0 million, respectively.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)


6.   SUPPLEMENTAL DATA

                                                                         1999             1998             1997
                                                                         ----             ----             ----
Depreciation expense..........................................       $   61,051        $   47,148       $   52,446

Interest expense..............................................       $   69,842        $   43,977       $   46,040
Interest income...............................................           (8,392)          (10,574)          (5,044)
                                                                     ----------        ----------       ----------
Interest expense, net.........................................       $   61,450        $   33,403       $   40,996

Interest paid.................................................       $   62,662        $   41,243       $   41,622

Income taxes paid.............................................       $   24,545        $   16,269       $   10,788

Business acquired:
Fair value of tangible assets acquired........................       $  702,489                 -                -
Fair value of liabilities assumed.............................          378,113                 -                -
Common shares issued to acquire SBCL..........................          260,710                 -                -


7.   PROVISIONS FOR RESTRUCTURING AND OTHER SPECIAL CHARGES

     During the third and fourth quarters of 1999, the Company recorded provisions for restructuring and other special charges totaling $30.3 million and $43.1 million, respectively, principally incurred in connection with the acquisition and planned integration of SBCL.

     Of the $30.3 million special charge recorded in the third quarter of 1999, $19.8 million represented stock-based employee compensation of which $17.8 million related to special one-time grants of the Company's common stock to certain individuals of the combined company, and $2.0 million related to the accelerated vesting of restricted stock grants made in previous years due to the completion of the SBCL acquisition. In addition, during the third quarter of 1999, the Company incurred $9.2 million of professional and consulting fees related to integration planning activities. The remainder of the third quarter charge was related to costs incurred by the Company in conjunction with its planned offering of new senior subordinated notes, the proceeds of which were expected to be used to repay the Company's existing 10 3/4% senior subordinated notes. During the third quarter of 1999, the Company decided not to proceed with the offering due to unsatisfactory conditions in the high yield market.

     Of the $43.1 million charge recorded in the fourth quarter of 1999, $36.4 million represented costs related to planned integration activities affecting Quest Diagnostics' operations and employees. Of these costs, $23.4 million related to employee termination costs for approximately 1,050 employees, $9.7 million related primarily to lease obligations for facilities and equipment and $6.7 million was associated with the write-off of assets that management plans to dispose of in conjunction with the integration of SBCL. Offsetting these charges was the reversal of $3.4 million of reserves associated with the Company's consolidation plan announced in the fourth quarter of 1997. Upon finalizing the initial integration plan for SBCL in the fourth quarter of 1999, the Company determined that $3.4 million of the remaining reserves associated with the 1997 consolidation plan were no longer necessary due to changes in the plan as a result of the SBCL integration. In addition to the net charge of $36.4 million, the Company recorded $3.5 million of special recognition awards granted in the fourth quarter of 1999 to certain employees involved in the transaction and integration planning processes of the SBCL acquisition. The remainder of the fourth quarter special charge is primarily attributable to professional and consulting fees incurred in connection with integration related planning activities.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

     The following table summarizes the Company's accruals for restructuring costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees (in millions):

                                                     Employee        Costs of
                                                    Termination   Exiting Leased
                                                       Costs        Facilities      Other     Total
                                                       -----        ----------      -----     -----
1999 Provision.................................        $23.4          $8.9          $0.8      $33.1
Amounts utilized in 1999.......................         (2.5)            -             -       (2.5)
                                                       ----           ----          ----      -----
Balance at December 31, 1999...................        $20.9          $8.9          $0.8      $30.6
                                                       =====          ====          ====      =====

     Approximately sixty-five employees had been terminated in connection with integration activities as of December 31, 1999. While the majority of the costs are expected to be paid in 2000, there are certain severance and facility related exit costs, principally remaining lease obligations, that have payment terms extending beyond 2000.

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

     The following table summarizes the Company's accruals associated with prior restructuring plans (in millions):

                                   Employee         Costs of
                                  Termination    Exiting Leased
                                     Costs         Facilities      Other       Total
                                     -----         ----------      -----       -----
Balance at December 31, 1996        $ 7.5            $ 5.5         $ 2.1       $15.1
1997 Provision                       17.8              3.4           4.0        25.2
Amounts utilized in 1997             (6.8)            (2.3)         (1.0)      (10.1)
                                    -----            -----         -----       -----
Balance at December 31, 1997         18.5              6.6           5.1        30.2
Amounts utilized in 1998            (13.4)            (2.5)         (2.8)      (18.7)
                                    -----            -----         -----       -----
Balance at December 31, 1998          5.1              4.1           2.3        11.5
Amounts utilized in 1999             (4.6)            (2.1)         (0.1)       (6.8)
Reversal                             (0.1)            (1.3)         (2.0)       (3.4)
                                    -----            -----         -----       -----
Balance at December 31, 1999        $ 0.4            $ 0.7         $ 0.2       $ 1.3
                                    =====            =====         =====       =====

     The 1997 provision included estimated severance benefits related to the termination of approximately 1,300 employees. Approximately 825 employees have been terminated as of December 31, 1999. The actual number of employees to be terminated is less than initially anticipated, primarily due to higher than expected attrition. In the fourth quarter of 1998, the Company determined that reserves established in the fourth quarter of 1997, primarily related to employee termination costs, were in excess of what would ultimately be required by approximately $3.0 million. Also, in the fourth quarter of 1998, the Company determined that the write-down of a non-strategic investment, recorded in the fourth quarter of 1997 and included in restructuring and other special charges, should be increased by approximately $3.0 million. The effect of these adjustments, which were included in the amounts utilized in 1998 above, was to reallocate the remaining reserves associated with the 1997 fourth quarter charge. While all prior restructuring plans were completed as of December 31, 1999, certain

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)


severance and facility related exit costs included in the 1997 plan have payment terms extending into 2000.

8.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 1999 and 1998 consisted of the following:

                                                    1999        1998
                                                    ----        ----

Land ..........................................  $  35,928   $  14,827
Buildings and improvements ....................    263,232     179,906
Laboratory equipment, furniture and fixtures ..    402,675     336,843
Leasehold improvements ........................     59,774      45,059
Construction-in-progress ......................     33,836      12,895
                                                 ---------   ---------
                                                   795,445     589,530
Less: accumulated depreciation and amortization   (367,467)   (349,141)
                                                 ---------   ---------
     Total ....................................  $ 427,978   $ 240,389
                                                 =========   =========

9.   INTANGIBLE ASSETS

     Intangible assets at December 31, 1999 and 1998 consisted of the following:

                                               1999           1998
                                               ----           ----

Goodwill .................................  $ 1,517,527   $   567,295
Customer lists ...........................       38,556        38,590
Other (principally non-compete agreements)       39,346        18,956
                                            -----------   -----------
                                              1,595,429       624,841
Less: accumulated amortization ...........     (159,547)     (130,120)
                                            -----------   -----------
     Total ...............................  $ 1,435,882   $   494,721
                                            ===========   ===========

10.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 1999 and 1998 consisted of the following:

                                               1999       1998
                                               ----       ----

Accrued expenses ..........................  $288,603  $ 72,047
Accrued wages and benefits ................   189,945   107,869
Accrued settlement reserves ...............    49,473    25,129
Accrued restructuring and integration costs    45,023    12,295
Trade accounts payable ....................    53,441    24,945
                                             --------  --------
     Total ................................  $626,485  $242,285
                                             ========  ========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)


11.  LONG-TERM DEBT

     Long-term debt at December 31, 1999 and 1998 consisted of the following:

                                                                         1999             1998
                                                                         ----             ----
Senior secured variable rate bank term loans:
   Term loan,  payable  through  June 2005;  8.6%  interest as of
     December 31, 1999..........................................     $     362,600     $           -
   Term loan,  payable  through  June 2006;  9.4%  interest as of
     December 31, 1999..........................................           319,425                 -
   Term loan,  payable  through  June 2006;  9.8%  interest as of
     December 31, 1999..........................................           295,300                 -
   Capital  markets term loan, due August 2001;  9.2% interest as
     of December 31, 1999.......................................            47,674                 -
   Term loan,  payable through 2002; 6.9% interest as of December
     31, 1998...................................................                 -           252,988
   Term loan,  payable through 2003; 7.7% interest as of December
     31, 1998...................................................                 -            46,012
10.75% senior subordinated notes due 2006.......................           150,000           150,000
Other...........................................................            41,878            15,870
                                                                     -------------     -------------
   Total........................................................         1,216,877           464,870
Less current portion............................................            45,435            51,444
                                                                     -------------     -------------
   Total long-term debt.........................................     $   1,171,442     $     413,426
                                                                     =============     =============

     At the closing of the SBCL acquisition on August 16, 1999, the Company entered into a new senior secured credit facility (the "Credit Agreement"). The Credit Agreement includes the following facilities: a $250 million six-year revolving credit facility; a $400 million amortizing term loan payable through June 2005; a $325 million term loan with minimal amortization until maturity in June 2006; a $300 million term loan with minimal amortization until maturity in June 2006; and a $50 million two-year capital markets term loan due August 2001, which does not amortize (collectively the "Term Loans"). Up to $75 million of the revolving credit facility may be used for letters of credit. Other than the reduction for outstanding letters of credit, which approximated $17.3 million, all of the revolving credit facility was available for borrowing at December 31, 1999.

     Interest is based on certain published rates plus an applicable margin that will vary depending on the financial performance of the Company. The applicable margin will be reduced by 25 basis points after the repayment of the capital markets term loan. At the option of the Company, the Company may elect to enter into Libor based interest rate contracts for periods up to 180 days. Interest on any outstanding principal amount of the Term Loans not covered under Libor based interest rate contracts is based on the alternate base rate which is calculated by reference to the prime rate or federal funds rate (as those terms are defined in the Credit Agreement). Prior to the repayment of the capital markets term loan, a commitment fee of 0.50% is payable on the unused portion of the revolving credit facility; thereafter, the fee will range from 0.375% to 0.50% based on the financial performance of the Company. The Credit Agreement requires the Company to mitigate the risk of changes in interest rates associated with its variable interest rate indebtedness through the use of interest rate swap agreements. Under such arrangements, the Company converts a portion of its variable rate indebtedness to fixed rates based on a notional principal amount. The settlement dates are generally correlated to correspond to the interest payment dates of the hedged debt. During the term of the Credit Agreement, the notional amounts under the interest rate swap agreements, plus the principal amount

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

outstanding of the Company's fixed interest rate indebtedness, must be at least 50% of the Company's net funded debt (as defined in the Credit Agreement). As of December 31, 1999, the aggregate notional principal amount under interest rate swap agreements, at a fixed interest rate of 6.1%, totaled approximately $450 million. The interest rate swap agreements mature at various dates through May 2003.

     The Credit Agreement is collateralized by substantially all tangible and intangible assets of the Company and by a guaranty from, and a pledge of all capital stock and tangible and intangible assets of, all of the Company's present and future wholly-owned domestic subsidiaries. The borrowings under the Credit Agreement rank senior in priority of repayment to any subordinated indebtedness.

     On December 6, 1996, Quest Diagnostics entered into a credit agreement with several banks providing for a $450.0 million credit facility comprised of: (i) a $300.0 million six-year amortizing term loan, (ii) a $50.0 million seven-year term loan with minimal amortization until the seventh year and (iii) a $100.0 million six-year revolving working capital credit facility. No amounts were outstanding under the revolving working capital facility at December 31, 1998. Interest was based on certain published rates plus an applicable margin which varied depending on the financial performance of the Company. In conjunction with the acquisition of SBCL, the Company repaid the entire amount then outstanding under this credit agreement. The extraordinary loss recorded in the third quarter of 1999 represented $3.6 million ($2.1 million, net of tax) of deferred financing costs which were written off in connection with the extinguishment of this credit agreement.

     On December 16, 1996, the Company issued $150.0 million of 10.75% senior subordinated notes due 2006 (the "Notes"). The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt (as defined in the indenture relating to the Notes (the "Indenture")), including all indebtedness of the Company under the Credit Agreement. Interest is payable on June 15 and December 15. The Notes will be redeemable, in whole or in part, at the option of the Company at any time on or after December 15, 2001, at specified redemption prices. The Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by substantially all of the Company's wholly-owned, domestic subsidiaries.

     The Credit Agreement and the Indenture contain various customary affirmative and negative covenants, including, in the case of the Credit Agreement, the maintenance of certain financial ratios and tests. The Credit Agreement prohibits the Company from paying dividends on its common stock and restricts the Company's ability to, among other things, incur additional indebtedness and repurchase shares of its common stock. The Indenture restricts the Company's ability to pay cash dividends based, primarily, on a percentage of the Company's earnings, as defined. At December 31, 1999, the Company is limited in its ability to make certain acquisitions and incur additional indebtedness, other than under the revolving credit facility, due to restrictions under the Indenture. Additionally, the Company will be required to offer to purchase the Notes and repay amounts borrowed under the Credit Facility upon a change of control, as defined, and in the event of certain asset sales.

     Long-term debt, including capital leases, maturing in each of the years subsequent to December 31, 2000 was as follows:

            Year ending December 31
            2001..............................  $    106,939
            2002..............................        66,724
            2003..............................       104,383
            2004..............................       106,501
            2005 and thereafter...............       786,895
                                                ------------
               Total long-term debt...........  $  1,171,442
                                                ============

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

VOTING CUMULATIVE PREFERRED STOCK

     At December 31, 1999 and 1998, 1,000 shares of Voting Cumulative Preferred Stock, which have a $1.0 million aggregate liquidation preference, were issued and outstanding. Dividends are at an annual rate of 11.75% and are payable quarterly. The Voting Cumulative Preferred Stock is generally entitled to one vote per share, voting together as one class with the Company's common stock. Whenever dividends on the Voting Cumulative Preferred Stock are in arrears, no dividends or redemptions or purchases of shares may be made with respect to any stock ranking junior as to dividends or liquidation to the Voting Cumulative Preferred Stock until all such amounts have been paid. The Voting Cumulative Preferred Stock is not convertible into shares of any other class or series of stock of the Company and will be redeemable in whole or in part, at the option of the Company at any time on or after December 31, 2002, at specified redemption prices. On January 1, 2022, the Company must redeem all of the then outstanding shares of the Voting Cumulative Preferred Stock at a redemption price equal to the liquidation preference plus any unpaid dividends. The Voting Cumulative Preferred Stock ranks senior to the Quest Diagnostics common stock and the Series A Preferred Stock.

PREFERRED SHARE PURCHASE RIGHTS

     Each share of Quest Diagnostics common stock trades with a preferred share purchase right, which entitles stockholders to purchase one-hundredth of a share of Series A Preferred Stock upon the occurrence of certain events. In conjunction with the SBCL acquisition, the Board of Directors of the Company approved an amendment to the preferred share purchase rights. The amended rights entitle stockholders to purchase shares of Series A Preferred Stock at a predefined price in the event a person or group (other than SmithKline Beecham) acquires 20% or more of the Company's outstanding common stock. The preferred share purchase rights expire December 31, 2006.

COMMON STOCK PURCHASE PROGRAM

     In 1998, the Board of Directors authorized a limited share purchase program which permitted the Company to purchase up to $27 million of its outstanding common stock through 1999. Cumulative purchases under the program through December 31, 1999 totaled $14.1 million. Shares purchased under the program were reissued in connection with certain employee benefit plans. The Company suspended purchases of its shares when it reached a preliminary understanding of the transaction with SmithKline Beecham on January 15, 1999.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)


ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

     The components of accumulated other comprehensive income (loss) for 1999, 1998 and 1997 were as follows:

                                                      Foreign                        Accumulated
                                                     Currency                           Other
                                                    Translation     Market Value    Comprehensive
                                                    Adjustment       Adjustment      Income (Loss)
                                                    ----------       ----------      -------------
Balance, December 31, 1996.......................     $  (619)         $(4,210)         $(4,829)
Translation adjustment...........................        (551)               -             (551)
Market value adjustment, net of tax of $1,871....           -            2,865            2,865
                                                      -------          -------          -------
Balance, December 31, 1997.......................      (1,170)          (1,345)          (2,515)
Translation adjustment...........................        (924)               -             (924)
Market value adjustment, net of tax of $262......           -              401              401
                                                      -------          -------          -------
Balance, December 31, 1998.......................      (2,094)            (944)          (3,038)
Translation adjustment...........................        (356)               -             (356)
Market value adjustment, net of tax of $616......           -              944              944
                                                      -------          -------          -------
Balance, December 31, 1999.......................     $(2,450)         $     -          $(2,450)
                                                      =======          =======          =======

     The market valuation adjustment for 1999 included holding gains, net of taxes, of $2.8 million offset by a reclassification adjustment, net of taxes, of $1.8 million related to the gain recognized in net income associated with the sale of an investment during the fourth quarter of 1999.

13.  STOCK OWNERSHIP AND COMPENSATION PLANS

EMPLOYEE AND NON-EMPLOYEE DIRECTORS STOCK OWNERSHIP PROGRAMS

     In conjunction with the acquisition of SBCL, the Company established the 1999 Employee Equity Participation Program (the "1999 EEPP") to replace the Company's prior plan established in 1996 (the "1996 EEPP"). The 1999 EEPP provides for three types of awards: (a) stock options (b) stock appreciation rights and (c) incentive stock awards. The 1999 EEPP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Quest Diagnostics' common stock at no less than the fair market value on the date of grant. The stock options are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, as determined by the Board of Directors. The stock options expire on the date designated by the Board of Directors but in no event more than eleven years from date of grant. Grants of stock appreciation rights allow eligible employees to receive a payment based on the appreciation of Quest Diagnostics' common stock in cash, shares of Quest Diagnostics common stock or a combination thereof. The stock appreciation rights are granted at an exercise price at no less than the fair market value of Quest Diagnostics' common stock on the date of grant. Stock appreciation rights expire on the date designated by the Board of Directors but in no event more than eleven years from date of grant. No stock appreciation rights have been granted under the 1999 EEPP. Under the incentive stock provisions of the plan, the 1999 EEPP allows eligible employees to receive awards of shares, or the right to receive shares, of Quest Diagnostics' common stock, the equivalent value in cash or a combination thereof. These shares are earned on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, which ranges primarily from three to four years. The market value of the shares awarded is recorded as unearned compensation. The amount of unearned compensation is subject to adjustment based upon changes in earnings estimates during the initial year of grant and is amortized to compensation expense over the prescribed vesting period. Key executive, managerial and technical employees are eligible to participate in the 1999 EEPP. The provisions of the 1996 EEPP were similar to those outlined above for the 1999 EEPP.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)


     Under the 1996 EEPP, the maximum number of shares of Quest Diagnostics' common stock that may be optioned or granted was 3 million, excluding the Substitute Options discussed below. The 1999 EEPP increased the maximum number of shares of Quest Diagnostics common stock that may be optioned or granted by 6 million shares. Any remaining shares under the 1996 EEPP are available for issuance under the 1999 EEPP.

     Coincident with the Spin-Off Distribution, certain Corning options outstanding and held by Company employees which were granted in 1995 and 1996 were canceled. On January 1, 1997, the Company issued, in substitution for two-thirds of the canceled options, approximately 725 thousand options to purchase its common stock under the 1996 EEPP (the "Substitute Options"). The Substitute Options become exercisable in installments from four to five years from their original grant dates in 1995 and 1996. The adjusted Corning stock options and the Substitute Options have the same vesting provisions, option periods, and other terms and conditions as the awards they replaced. Additionally, the adjusted Corning stock options and the Substitute Options have the same ratio of the exercise price per share to the market value per share, and the same aggregate difference between market value and exercise price as the stock options they replaced.

     In 1998, the Company established the Quest Diagnostics Incorporated Stock Option Plan for Non-employee Directors (the "Director Option Plan"). The Director Option Plan provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Quest Diagnostics' common stock at no less than fair market value on the date of grant. The maximum number of shares that may be issued under the Director Option Plan is 500 thousand. The stock options expire ten years from date of grant and generally vest over three years. During 1999 and 1998, grants under the Director Option Plan totaled 69 thousand shares and 52 thousand shares, respectively.

     Transactions under the stock option plans were as follows (options in thousands):

                                                           1999          1998          1997
                                                        ---------     ---------     ---------
Options outstanding, beginning of year .............        2,950         1,896            --
Substitute Options granted .........................           --            --           725
Options granted ....................................        3,359         1,336         1,209
Options exercised ..................................         (294)          (27)           --
Options terminated .................................         (274)         (255)          (38)
                                                        ---------     ---------     ---------
Options outstanding, end of year ...................        5,741         2,950         1,896
                                                        =========     =========     =========

Exercisable ........................................        2,222           405            --

Weighted average exercise price:
     Substitute Options granted ....................           --            --     $   10.56
     Options granted ...............................    $   26.37     $   16.39         16.48
     Options exercised .............................        15.98         16.36            --
     Options terminated ............................        25.77         14.65         16.40
     Options outstanding, end of year ..............        21.15         15.14         14.22
     Exercisable, end of year ......................        15.61         16.50            --

Weighted average fair value of options at grant date    $   12.79     $    7.31     $    7.58

     The increase in options exercisable during 1999 was primarily related to the completion of the SBCL acquisition which accelerated the vesting of certain option grants made in previous years in accordance with the original terms of such option grants.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)


     The following relates to options outstanding at December 31, 1999:

                               Options Outstanding                                              Options Exercisable
   ------------------------------------------------------------------------------          ---------------------------------
                                           Weighted Average
      Range of                Shares          Remaining          Weighted Average              Shares       Weighted Average
   Exercise Price         (in thousands)   Contractual Life       Exercise Price           (in thousands)    Exercise Price
   --------------         --------------   ----------------       --------------           --------------    --------------
  $10.51 to $11.33              628               5.9                 $10.57                      301            $10.57
  $15.88 to $19.06            2,009               7.7                 $16.36                    1,852            $16.25
  $20.31 to $25.84               86               8.5                 $20.51                       69            $20.53
  $26.16 to $31.31            3,018               9.6                 $26.56                        -            $26.34

     The following summarizes the activity relative to incentive stock awards granted in 1999, 1998 and 1997 (shares in thousands):

                                                                 1999     1998     1997
                                                                 ----     ----     ----
Incentive shares, beginning of year .........................     370      422       --
Incentive shares granted ....................................     555      359      436
Incentive shares vested .....................................    (348)     (33)     (11)
Incentive shares forfeited and canceled .....................      (9)    (378)      (3)
                                                                 ----     ----     ----
Incentive shares, end of year ...............................     568      370      422
                                                                 ====     ====     ====

Weighted average fair value of incentive shares at grant date  $23.90   $16.06   $16.14


     The balance of the incentive stock awards at December 31, 1999 are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period.

EMPLOYEE STOCK PURCHASE PLAN

     Under the Company's Employee Stock Purchase Plan ("ESPP"), substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics' common stock. The purchase price of the stock is 85% of the lower of its beginning-of-quarter or end-of-quarter market price. Under the ESPP, the maximum number of shares of Quest Diagnostics' common stock which may be purchased by eligible employees is 2 million. Approximately 206, 232 and 200 thousand shares of common stock were purchased by eligible employees in 1999, 1998 and 1997, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

     Prior to 1999, the Company maintained its Employee Stock Ownership Plan ("ESOP") to account for certain shares of Quest Diagnostics common stock which had been issued for the account of all active regular employees of the Company as of December 31, 1996. Effective with the closing of the SBCL acquisition, the Company modified certain provisions of the ESOP to provide an additional benefit to employees through ownership of the Company's common stock. Substantially all of the Company's employees are eligible to participate in the ESOP. The Company's contributions to the ESOP trust are based on 2% of eligible employee compensation for those employees who are actively employed or on a leave of absence on December 31 of each year. Company contributions to the trust may be in the form of shares of Quest Diagnostics common stock, cash or any combination of the above. The Company's contributions to this plan aggregated $7.5 million for 1999. No contributions were made to the plan in 1998 or 1997.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)


STOCK-BASED COMPENSATION

     Quest Diagnostics has adopted the disclosure-only provisions of SFAS 123, but follows APB 25 and related interpretations to account for its stock-based compensation plans. Stock-based compensation expense recorded in accordance with APB 25 was $26.5 million, $2.1 million and $1.9 million in 1999, 1998 and 1997, respectively.

     If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under its stock-based compensation plans, consistent with the method prescribed by SFAS 123, the Company's net income
(loss) would have been $(11.5) million, $21.4 million and $(26.1) million for 1999, 1998 and 1997, respectively. Basic net income (loss) per common share would have been $(0.33) per common share, $0.72 per common share and $(0.90) per common share for 1999, 1998 and 1997, respectively. Diluted net income (loss) per common share would have been $(0.33) per common share, $0.71 per common share and $(0.90) per common share for 1999, 1998 and 1997, respectively.

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                Adjusted
                                                                 Corning    Substitute
                                       1999    1998     1997     OPTIONS      OPTIONS
                                       ----    ----     ----     -------    ----------
Dividend yield.....................     0.0%    0.0%     0.0%       2.3%       0.0%
Risk-free interest rate............     5.8%    5.3%     6.3%       6.5%       5.5%
Expected volatility................    46.8%   42.0%    55.0%      24.5%      38.0%
Expected holding period, in years..      5       5        5          7          7

14.  EMPLOYEE RETIREMENT PLANS

DEFINED CONTRIBUTION PLAN

     The Company maintains a defined contribution plan covering substantially all of its employees. The Company's expense for its contributions to this plan aggregated $18.3 million, $15.5 million and $16.9 million for 1999, 1998 and 1997, respectively.

DEFINED BENEFIT PLAN

     An acquired entity had a defined benefit pension plan, which in 1990 was frozen as to the further accrual of benefits. At December 31, 1997, the estimated settlement obligation was $26.6 million and the fair value of the plan assets was $24.5 million. The unfunded settlement obligation was recorded at December 31, 1997. During 1998, the participants received lump-sum cash payments or annuity contracts in settlement of their rights to receive pension benefits.

15.  RELATED PARTY TRANSACTIONS

     As part of the SBCL acquisition agreements, SmithKline Beecham and Quest Diagnostics entered into the following agreements: a long term contract under which Quest Diagnostics is the primary provider of testing to support SmithKline Beecham's clinical trials testing requirements worldwide (the "Clinical Trials Agreement"); data access agreements under which Quest Diagnostics granted SmithKline Beecham and certain affiliated companies certain non-exclusive rights and access to use Quest Diagnostics' proprietary clinical laboratory information database (the "Data Access Agreements"); an arrangement in which Quest Diagnostics will receive a minority interest in a company that SmithKline Beecham expects to form to sell health care information products and services through various channels, including the Internet; and an agreement under which SmithKline Beecham agreed to provide, through December 31, 2000, various

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

administrative services that it had previously provided to SBCL prior to its acquisition by Quest Diagnostics (the "Transitional Services Agreement").

     Significant transactions with SmithKline Beecham in addition to the acquisition of SBCL during 1999 were as follows:

                                                        1999

           Clinical trials testing revenues.......   $  10,261
           Transitional services expense..........       4,577

     In addition, under the SBCL acquisition agreements, SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after tax basis, against certain matters primarily related to taxes and billing and professional liability claims (see Note 16).

     At December 31, 1999, the amount due from SmithKline Beecham totaled $46.0 million; $18.0 million was classified in prepaid expenses and other current assets; and $28.0 million was classified in other assets.

     At December 31, 1999 and 1998, the amount due from Corning, classified in prepaid expenses and other current assets, was $14.0 million and $16.0 million, respectively. In addition to cash received from Corning, the receivable from Corning was (decreased) increased in 1999, 1998 and 1997 by $(2.0) million, $(0.7) million and $9.5 million, respectively, and recorded through an adjustment to additional paid-in capital, based on management's best estimate of amounts which are probable of being received from Corning to satisfy the remaining indemnified government claims (see Note 16).

16.  COMMITMENTS AND CONTINGENCIES

     Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect at December 31, 1999 are as follows:

          Year ending December 31
          2000......................................    $    72,154
          2001......................................         59,382
          2002......................................         43,366
          2003......................................         27,545
          2004......................................         20,759
          2005 and thereafter.......................         71,633
                                                        -----------
          Minimum lease payments....................        294,839
          Noncancelable sub-lease income............        (40,308)
                                                        -----------
          Net minimum lease payments................    $   254,531
                                                        ===========

     Operating lease rental expense for 1999, 1998 and 1997 aggregated $59.1 million, $46.3 million and $47.9 million, respectively.

     The Company is substantially self-insured for all casualty losses and maintains excess coverage primarily on a claims made basis. The basis for the insurance reserve at December 31, 1999 and 1998 is the actuarially determined projected losses for each program (limited by its self-insured retention) based upon the Company's loss experience.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)


     At December 31, 1999 and 1998, the Company has provided financial guarantees aggregating approximately $3 million and $8 million, respectively, primarily in support of outstanding debt of affiliated companies. The guarantees have terms ranging through 2004.

     The Company has entered into several settlement agreements with various governmental and private payers during recent years relating to industry-wide billing and marketing practices that had been substantially discontinued by early 1993. At present, government investigations of certain practices by Nichols Institute, a clinical laboratory company acquired in 1994, are ongoing. The Company has received notices of private claims relating to billing issues similar to those that were the subject of prior settlements with various governmental payers. In March 1997, a former subsidiary of Damon Corporation ("Damon"), an independent clinical laboratory acquired by Corning and contributed to Quest Diagnostics in 1993, was served a complaint in a purported class action. Quest Diagnostics was added to the complaint by the plaintiffs in August 1999. The complaint asserts claims relating to private reimbursement of billings that are similar to those that were part of a prior government settlement.

     Corning has agreed to indemnify the Company against all monetary settlements for any governmental claims relating to the billing practices of the Company and its predecessors based on investigations that were pending on December 31, 1996. Corning also agreed to indemnify the Company in respect of private claims relating to indemnified or previously settled government claims that alleged overbillings by Quest Diagnostics or any of its existing subsidiaries for services provided before January 1, 1997. Corning will indemnify Quest Diagnostics in respect of private claims for 50% of the aggregate of all judgment or settlement payments made by December 31, 2001 that exceed $42.0 million. The 50% share will be limited to a total amount of $25.0 million and will be reduced to take into account any deductions or tax benefits realized by Quest Diagnostics. At December 31, 1999 and 1998, the receivable from Corning, which was classified in prepaid expenses and other current assets totaled $14.0 million and $16.0 million, respectively. The receivable from Corning represented management's best estimate of amounts which are probable of being received from Corning to satisfy the remaining indemnified governmental claims on an after-tax basis.

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

     Similar to Quest Diagnostics, SBCL has entered into settlement agreements with various governmental agencies and private payers primarily relating to its prior billing and marketing practices. Effective in 1997, SBCL and the U.S. government and various states reached a settlement with respect to the government's civil and administrative claims. SBCL is also responding to claims from private payers relating to billing and marketing issues similar to those that were the subject of the settlement with the government. The claims include ten purported class actions filed in various jurisdictions in the United States and two non-class action complaints by a number of insurance companies. Nine of the purported class actions have been consolidated into one complaint which has been consolidated with one of the insurers' suits, for pre-trial proceedings.

     SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after tax basis, against monetary payments for governmental claims or investigations, relating to the billing practices of SmithKline Beecham and its affiliates, that have been settled before or are pending as of the closing date of the SBCL acquisition. SmithKline Beecham has also agreed to indemnify Quest Diagnostics, on an after tax basis, against monetary

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)


payments to private payers, relating to or arising out of these governmental claims. The indemnification with respect to governmental claims is for 100% of those claims. SmithKline Beecham will indemnify Quest Diagnostics, in respect of private claims for: 100% of those claims, up to an aggregate amount of $80.0 million; 50% of those claims to the extent the aggregate amount exceeds $80.0 million but is less than $130.0 million; and 100% of such claims to the extent the aggregate amount exceeds $130.0 million. The indemnification also covers 80% of out-of-pocket costs and expenses relating to investigations of the claims indemnified against by SmithKline Beecham. In addition, SmithKline Beecham has agreed to indemnify the Company against all monetary payments relating to professional liability claims of SBCL for services provided prior to the closing of the SBCL acquisition.

     On March 22, 1999, SBCL learned that an SBCL employee at a patient service center in Palo Alto, California, had at times reused certain needles when drawing blood from patients. A number of civil actions, including some purporting to be class actions have been filed against SBCL in federal and state courts in California on behalf of patients who may have been affected by the phlebotomist's reuse of needles or other allegedly improper practices. SmithKline Beecham has agreed to indemnify Quest Diagnostics for the out-of-pocket costs of the counseling and testing, for liabilities arising out of the civil actions and for other losses arising out of the conduct of the phlebotomist, other than consequential damages.

     Of the total amount due from SmithKline Beecham at December 31, 1999, $43.6 million related to the indemnified billing, professional liability and other claims discussed above, and represented management's best estimate of the amounts which are probable of being received from SmithKline Beecham to satisfy the indemnified claims on an after-tax basis. The estimated reserves and the related amount due from SmithKline Beecham are subject to change as additional information regarding the outstanding claims is gathered and evaluated.

     At December 31, 1999, recorded reserves, relating primarily to billing claims including those indemnified by Corning and SmithKline Beecham, approximated $83.3 million, including $33.8 million in other long-term liabilities. The increase in reserves was related to the estimated reserves recorded by the Company in conjunction with the SBCL acquisition which are indemnified by SmithKline Beecham as described above. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these matters will have a material adverse effect on its overall financial condition.

17.   SUBSEQUENT EVENTS

     On January 27, 2000, the Company issued a press release which included, among other matters, summarized financial information as of and for the quarter and year ended December 31, 1999. The summarized financial information reflected a preliminary allocation of the purchase price of the SBCL acquisition including an estimated liability related to the termination of a supplier contract. Since the date of the press release above, the Company has concluded negotiations with the supplier resulting in a liability in an amount less than what had previously been estimated. Although the effect of the change in estimate was not material, the accompanying consolidated financial statements reflect the revised preliminary purchase price allocation, incorporating the impact of the concluded negotiations.

     In March 2000, the Company funded its 1999 contributions to its ESOP by contributing approximately 221 thousand shares of Quest Diagnostics common stock to the ESOP trust.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)


18.  SUMMARIZED FINANCIAL INFORMATION

     The Notes described in Note 11 are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by substantially all of the Company's wholly-owned, domestic subsidiaries ("Subsidiary Guarantors"). The non-guarantor subsidiaries are foreign and less than wholly-owned subsidiaries.

     The following condensed consolidating financial data illustrates the financial condition of the combined guarantors. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors.

     Investments in subsidiaries are accounted for by the parent on the equity method for purposes of the supplemental consolidating presentation. Earnings (losses) of subsidiaries are therefore reflected in the parent's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions. During 1999, the Company acquired SBCL (see Note 3) which was included in the following condensed consolidating financial data as a Subsidiary Guarantor. During 1998 and 1997, two joint ventures and one joint venture, respectively, were formed and are non-guarantor subsidiaries.

CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1999

                                                                  Subsidiary    Non-Guarantor
                                                   Parent         Guarantors     Subsidiaries    Eliminations     Consolidated
                                                   ------         ----------     ------------    ------------     ------------
ASSETS
Current assets:
Cash and cash equivalents...................    $         -       $    18,864     $     8,420     $        -      $     27,284
Accounts receivable, net....................         68,941           455,503          14,812              -           539,256
Other current assets........................        113,539           185,438           7,144              -           306,121
                                                -----------       -----------     -----------     ----------       -----------
   Total current assets.....................        182,480           659,805          30,376              -           872,661
Property, plant and equipment, net..........        111,411           302,268          14,299              -           427,978
Intangible assets, net......................        161,438         1,274,202             242              -         1,435,882
Intercompany receivable (payable)...........        (43,291)           56,798         (13,507)             -                 -
Investment in subsidiaries..................        853,865                 -               -       (853,865)                -
Other assets................................         11,850           106,952          23,158              -           141,960
                                                -----------       -----------     -----------     ----------       -----------
   Total assets.............................    $ 1,277,753       $ 2,400,025     $    54,568     $ (853,865)      $ 2,878,481
                                                ===========       ===========     ===========     ==========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses.......    $   192,679       $   449,372     $    13,758     $        -       $   655,809
Current portion of long-term debt...........          4,635            40,369             431              -            45,435
                                                -----------       -----------     -----------     ----------       -----------
   Total current liabilities................        197,314           489,741          14,189              -           701,244
Long-term debt..............................        176,601           991,396           3,445              -         1,171,442
Other liabilities...........................         40,776            92,870           9,087              -           142,733
Preferred stock.............................          1,000                 -               -              -             1,000
Common stockholders' equity.................        862,062           826,018          27,847       (853,865)          862,062
                                                -----------       -----------     -----------     ----------       -----------
   Total liabilities and stockholders'
     equity ................................    $ 1,277,753       $ 2,400,025     $    54,568     $ (853,865)      $ 2,878,481
                                                ===========       ===========     ===========     ==========       ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)


CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1998

                                                                  Subsidiary    Non-Guarantor
                                                   Parent         Guarantors     Subsidiaries    Eliminations     Consolidated
                                                   ------         ----------     ------------    ------------     ------------
ASSETS
Current assets:
Cash and cash equivalents...................    $   190,606       $     8,206     $     4,096     $        -       $   202,908
Accounts receivable, net....................         58,956           152,252           9,653              -           220,861
Other current assets........................         83,644            65,771           5,003              -           154,418
                                                -----------       -----------     -----------     ----------       -----------
   Total current assets.....................        333,206           226,229          18,752              -           578,187
Property, plant and equipment, net..........         94,042           137,352          8,995               -           240,389
Intangible assets, net......................        168,781           325,665             275              -           494,721
Intercompany (payable) receivable...........        (35,853)           48,308         (12,455)             -                 -
Investment in subsidiaries..................        412,283                 -               -       (412,283)                -
Other assets................................         31,470             4,658          10,815              -            46,943
                                                -----------       -----------     -----------     ----------       -----------
   Total assets.............................    $ 1,003,929       $   742,212     $    26,382     $ (412,283)      $ 1,360,240
                                                ===========       ===========     ===========     ==========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued expenses.......    $   171,206       $    82,475     $     4,340     $        -       $   258,021
Current portion of long-term debt...........         23,654            27,280             510              -            51,444
                                                -----------       -----------     -----------     ----------       -----------
   Total current liabilities................        194,860           109,755           4,850              -           309,465
Long-term debt..............................        190,712           214,557           8,157              -           413,426
Other liabilities...........................         50,427            13,645           5,347              -            69,419
Preferred stock.............................          1,000                 -               -              -             1,000
Common stockholders' equity.................        566,930           404,255           8,028       (412,283)          566,930
                                                -----------       -----------     -----------     ----------       -----------
   Total liabilities and stockholders'
     equity ................................    $ 1,003,929       $   742,212     $    26,382     $ (412,283)      $ 1,360,240
                                                ===========       ===========     ===========     ==========       ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                  Subsidiary    Non-Guarantor
                                                   Parent         Guarantors     Subsidiaries    Eliminations     Consolidated
                                                   ------         ----------     ------------    ------------     ------------
Net revenues................................    $   636,778       $ 1,475,064     $    93,401     $        -       $ 2,205,243
Costs and expenses:
   Cost of services.........................        407,908           915,438          56,643              -         1,379,989
   Selling, general and administrative......        232,558           380,237          30,645              -           643,440
   Interest expense, net....................          9,508            51,456             486              -            61,450
   Amortization of intangible assets........          7,307            22,103             374              -            29,784
   Provisions for restructuring and other
     special charges........................         62,496             8,137           2,752              -            73,385
   Royalty (income) expense.................        (71,678)           71,678               -              -                 -
   Other, net...............................         (3,245)             (230)          6,286              -             2,811
                                                -----------       -----------     -----------     ----------       -----------
   Total....................................        644,854         1,448,819          97,186              -         2,190,859
                                                -----------       -----------     -----------     ----------       -----------
Income (loss) before taxes and extraordinary         (8,076)           26,245          (3,785)             -            14,384
loss........................................
Income tax expense (benefit)................         (4,524)           18,461           1,721              -            15,658
                                                -----------       -----------     -----------     ----------       -----------
Income (loss) before equity earnings and
   extraordinary loss.......................         (3,552)            7,784          (5,506)             -            (1,274)
Equity earnings from subsidiaries...........          2,278                 -               -         (2,278)                -
                                                -----------       -----------     -----------     ----------       -----------
Income (loss) before extraordinary loss.....         (1,274)            7,784          (5,506)        (2,278)           (1,274)
Extraordinary loss, net of taxes............         (2,139)                -               -              -            (2,139)
                                                -----------       -----------     -----------     ----------       -----------
   Net income (loss) .......................    $    (3,413)      $     7,784     $    (5,506)    $   (2,278)      $    (3,413)
                                                ===========       ===========     ===========     ==========       ===========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                  Subsidiary    Non-Guarantor
                                                   Parent         Guarantors     Subsidiaries    Eliminations     Consolidated
                                                   ------         ----------     ------------    ------------     ------------
Net revenues................................    $   594,544       $   828,119     $    35,944     $        -       $ 1,458,607
Costs and expenses:
   Cost of services.........................        365,065           510,945          20,783              -           896,793
   Selling, general and administrative......        239,329           196,984           9,572              -           445,885
   Interest expense, net....................          8,608            24,190             605              -            33,403
   Amortization of intangible assets........          7,538            13,766             393              -            21,697
   Royalty (income) expense.................        (73,138)           73,138               -              -                 -
   Other, net...............................           (219)                6           7,181              -             6,968
                                                -----------       -----------     -----------     ----------       -----------
   Total....................................        547,183           819,029          38,534              -         1,404,746
                                                -----------       -----------     -----------     ----------       -----------
Income (loss) before taxes..................         47,361             9,090          (2,590)             -            53,861
Income tax expense (benefit)................         18,961             9,248          (1,233)             -            26,976
Equity loss from subsidiaries...............         (1,515)                -               -          1,515                 -
                                                -----------       -----------     -----------     ----------       -----------
   Net income (loss)........................    $    26,885       $      (158)    $    (1,357)    $    1,515       $    26,885
                                                ===========       ===========     ===========     ==========       ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1997

                                                                  Subsidiary    Non-Guarantor
                                                   Parent         Guarantors     Subsidiaries    Eliminations     Consolidated
                                                   ------         ----------     ------------    ------------     ------------
Net revenues................................    $   658,383       $   847,348     $    22,964     $        -       $ 1,528,695
Costs and expenses:
   Cost of services.........................        403,042           547,626          12,267              -           962,935
   Selling, general and administrative......        267,170           190,065           9,817              -           467,052
   Interest expense, net....................         15,514            24,891             591              -            40,996
   Amortization of intangible assets........          8,402            15,375             174              -            23,951
   Provisions for restructuring and other
     special charges........................         42,986             5,702               -              -            48,688
   Royalty (income) expense.................        (71,073)           71,073               -              -                 -
   Other, net...............................          1,214               221           2,696              -             4,131
                                                -----------       -----------     -----------     ----------       -----------
   Total....................................        667,255           854,953          25,545              -         1,547,753
                                                -----------       -----------     -----------     ----------       -----------
Loss before taxes...........................         (8,872)           (7,605)         (2,581)             -           (19,058)
Income tax expense (benefit)................          7,006            (3,857)             53              -             3,202
Equity loss from subsidiaries...............         (6,382)                -               -          6,382                 -
                                                -----------       -----------     -----------     ----------       -----------
   Net loss.................................    $   (22,260)      $    (3,748)    $    (2,634)    $    6,382       $   (22,260)
                                                ===========       ===========     ===========     ==========       ===========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1999

                                                                  Subsidiary    Non-Guarantor
                                                   Parent         Guarantors     Subsidiaries    Eliminations     Consolidated
                                                   ------         ----------     ------------    ------------     ------------
Net income (loss)...........................    $    (3,413)      $     7,784     $    (5,506)    $   (2,278)      $    (3,413)
Extraordinary loss, net of taxes............          2,139                 -               -              -             2,139
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
activities
   Depreciation and amortization............         32,083            55,020           3,732              -            90,835
   Provision for doubtful accounts .........         36,121           101,762           4,450              -           142,333
   Provisions for restructuring and other
     special charges........................         62,496             8,137           2,752                           73,385
   Other, net...............................        (19,389)           (8,954)          3,737          2,278           (22,328)
   Changes in operating assets and
     liabilities............................        (48,967)           11,821           3,730              -           (33,416)
                                                -----------       -----------     -----------     ----------       -----------

Net cash provided by (used in) operating
activities..................................         61,070           175,570          12,895              -           249,535
Net cash used in investing activities.......     (1,068,476)          (30,099)         (9,415)             -        (1,107,990)
Net cash provided by (used in) financing
  activities................................        816,800          (134,813)            844              -           682,831
                                                -----------       -----------     -----------     ----------       -----------

Net change in cash and cash equivalents.....       (190,606)           10,658           4,324              -          (175,624)
Cash and cash equivalents, beginning of year        190,606             8,206           4,096              -           202,908
                                                -----------       -----------     -----------     ----------       -----------
Cash and cash equivalents, end of year......    $         -       $    18,864     $     8,420     $        -       $    27,284
                                                ===========       ===========     ===========     ==========       ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1998

                                                                  Subsidiary    Non-Guarantor
                                                   Parent         Guarantors     Subsidiaries    Eliminations     Consolidated
                                                   ------         ----------     ------------    ------------     ------------
Net income (loss)...........................    $    26,885       $      (158)    $    (1,357)    $    1,515       $    26,885
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
activities
   Depreciation and amortization............         31,749            35,339           1,757              -            68,845
   Provision for doubtful accounts .........         48,246            39,935           1,247              -            89,428
   Other, net...............................         29,691            (7,390)          2,536         (1,515)           23,322
   Changes in operating assets and
     liabilities............................         (9,672)          (50,640)         (6,786)             -           (67,098)
                                                -----------       -----------     -----------     ----------       -----------

Net cash provided by (used in) operating
activities..................................         126,899            17,086          (2,603)             -           141,382
Net cash used in investing activities.......        (20,194)          (17,124)         (2,402)             -           (39,720)
Net cash provided by (used in) financing
  activities................................        (39,151)          (27,283)          6,019              -           (60,415)
                                                -----------       -----------     -----------     ----------       -----------

Net change in cash and cash equivalents.....         67,554           (27,321)          1,014              -            41,247
Cash and cash equivalents, beginning of year        123,052            35,527           3,082              -           161,661
                                                -----------       -----------     -----------     ----------       -----------
Cash and cash equivalents, end of year......    $   190,606       $     8,206     $     4,096     $        -       $   202,908
                                                ===========       ===========     ===========     ==========       ===========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1997


                                                                  Subsidiary    Non-Guarantor
                                                   Parent         Guarantors     Subsidiaries    Eliminations     Consolidated
                                                   ------         ----------     ------------    ------------     ------------
Net loss....................................    $   (22,260)      $    (3,748)    $    (2,634)    $    6,382       $   (22,260)
Adjustments to reconcile net loss to net
cash provided by operating activities
   Depreciation and amortization............         33,313            41,953           1,131              -            76,397
   Provision for doubtful accounts .........         69,368            48,211             644              -           118,223
   Provisions for restructuring and other
     special charges........................         42,986             5,702               -              -            48,688
   Other, net...............................          3,264            (2,927)          4,690              -             5,027
   Changes in operating assets and
     liabilities............................        (14,848)          (33,372)         (2,292)           704           (49,808)
                                                -----------       -----------     -----------     ----------       -----------

Net cash provided by operating activities...        111,823            55,819           1,539          7,086           176,267
Net cash used in investing activities.......         (3,486)          (24,422)           (107)        (7,086)          (35,101)
Net cash used in financing activities.......        (12,260)           (8,752)           (453)             -           (21,465)
                                                -----------       -----------     -----------     ----------       -----------
Net change in cash and cash equivalents.....         96,077            22,645             979              -           119,701
Cash and cash equivalents, beginning of year         26,975            12,882           2,103              -            41,960
                                                -----------       -----------     -----------     ----------       -----------
Cash and cash equivalents, end of year......    $   123,052       $    35,527     $     3,082     $        -       $   161,661
                                                ===========       ===========     ===========     ==========       ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)


                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                     QUARTERLY OPERATING RESULTS (UNAUDITED)

                                                 First           Second            Third            Fourth           Total
                                                Quarter          Quarter          Quarter          Quarter           Year
                                                -------          -------          -------          -------           ----
1999(a)
Net revenues...........................         $381,841         $394,034          $614,842        $814,526       $2,205,243
Gross profit...........................          144,433          157,963           228,752         294,106          825,254
Income (loss) before taxes and
   extraordinary loss..................           14,078           24,507            (5,559)(b)     (18,642)(b)       14,384
Extraordinary loss.....................                -                -            (2,139)(c)           -           (2,139)
Net income (loss)......................            7,433           13,087            (9,396)        (14,537)          (3,413)

Basic net income (loss) per common share:
   Net income before extraordinary loss             0.25             0.44            (0.20)           (0.33)           (0.04)
   Net income..........................             0.25             0.44            (0.26)           (0.33)           (0.10)
Diluted net income (loss) per common
   share:                                           0.24             0.43            (0.20)           (0.33)           (0.04)
   Net income before extraordinary loss
   Net income..........................             0.24             0.43            (0.26)           (0.33)           (0.10)


1998
Net revenues...........................         $367,875         $366,739         $360,713         $363,280       $1,458,607
Gross profit...........................          141,503          139,552          140,610          140,149          561,814
Income before taxes....................           13,670           18,259           12,043            9,889           53,861
Net income.............................            6,631            8,854            6,061            5,339           26,885

Basic net income per common share......             0.22             0.30             0.20             0.18             0.90
Diluted net income per common share....             0.22             0.29             0.20             0.18             0.89

     During the fourth quarter of 1999, the Company reclassified certain expense items, primarily related to a portion of occupancy costs and professional liability insurance expense, from selling, general and administrative expenses to cost of services, to better reflect the cost of performing testing. The quarterly financial information for both 1999 and 1998 has been reclassified for comparative purposes to conform with the 1999 presentation.


(a) On August 16, 1999, Quest Diagnostics completed the acquisition of SBCL. The quarterly operating results include the results of operations of SBCL subsequent to the closing of the acquisition (see Note 3).

(b) During the third and fourth quarters of 1999, the Company recorded provisions for restructuring and other special charges totaling $30.3 million ($18.2 million, net of tax) and $43.1 million ($26.1 million, net of tax), respectively, principally incurred in connection with the acquisition and planned integration of SBCL (see Note 7).

(c) In conjunction with the acquisition of SBCL, the Company repaid the entire amount outstanding under its then existing credit agreement. The extraordinary loss recorded in the third quarter of 1999 represented $3.6 million ($2.1 million, net of tax) of deferred financing costs which were written off in connection with the extinguishment of the credit agreement (see Note 11).

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                  SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                Balance at        Provision for      Net Deductions        Balance at
                                                  1-1-99        Doubtful Accounts       and Other           12-31-99
                                                  ------        -----------------       ---------           --------
Year ended December 31, 1999
   Doubtful accounts and allowances........      $ 70,701            $  142,333         $  91,484          $ 121,550


                                                Balance at        Provision for      Net Deductions        Balance at
                                                  1-1-98        Doubtful Accounts       and Other           12-31-98
                                                  ------        -----------------       ---------           --------
Year ended December 31, 1998
   Doubtful accounts and allowances........        89,870                89,428           108,597             70,701


                                                Balance at        Provision for      Net Deductions        Balance at
                                                  1-1-97        Doubtful Accounts       and Other           12-31-97
                                                  ------        -----------------       ---------           --------
Year ended December 31, 1997
   Doubtful accounts and allowances........       115,018               118,223           143,371             89,870
