Form 10-Q
period 2000-03-31
QUEST DIAGNOSTICS INC
filed 2000-04-27
CIK 1022079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2000
                         Commission file number 1-12215

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


As of April 24, 2000, there were outstanding 44,412,197 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Index to consolidated financial statements filed as part of this report:


                                                                                                 Page


       Consolidated Statements of Operations for the
       Three Months Ended March 31, 2000 and 1999                                                 2

       Consolidated Balance Sheets as of
       March 31, 2000 and December 31, 1999                                                       3

       Consolidated Statements of Cash Flows for the
       Three Months Ended March 31, 2000 and 1999                                                 4

       Notes to Consolidated Financial Statements                                                 5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

       Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                    17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations"


                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                       2000               1999
                                                                                 -----------------  -----------------

NET REVENUES.......................................................................  $  857,479       $    381,841
                                                                                     ----------       ------------

COSTS AND EXPENSES:

   Cost of services..................................................................   529,037            237,408
   Selling, general and administrative...............................................   249,835            116,600
   Interest expense, net.............................................................    29,763              7,359
   Amortization of intangible assets.................................................    11,940              5,094
   Minority share of income..........................................................     2,136              1,130
   Other, net........................................................................      (428)               172
                                                                                     ----------        -----------
     Total...........................................................................   822,283            367,763
                                                                                     ----------        -----------
INCOME BEFORE TAXES..................................................................    35,196             14,078
INCOME TAX EXPENSE ..................................................................    17,387              6,645
                                                                                     ----------        -----------
NET INCOME ........................................................................  $   17,809       $      7,433
                                                                                     ==========       ============

BASIC NET INCOME PER COMMON SHARE..................................................  $     0.40       $       0.25

DILUTED NET INCOME PER COMMON SHARE................................................  $     0.39       $       0.24

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC...............................................................    44,131             29,716

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED.............................................................    45,616             30,280



The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                MARCH 31,            DECEMBER 31,
                                                                                  2000                   1999
                                                                           ------------------     ------------------
                                                                               (unaudited)


ASSETS

CURRENT ASSETS:
     Cash and cash equivalents............................................. $        28,487        $       27,284
     Accounts receivable, net of allowance of $143,626 and  $121,550 at
         March 31, 2000 and December 31, 1999, respectively................         484,225               539,256
     Inventories...........................................................          49,905                52,302
     Deferred taxes on income..............................................         189,709               192,808
     Prepaid expenses and other current assets.............................          78,098                61,011
                                                                            ---------------        --------------
         Total current assets..............................................         830,424               872,661
PROPERTY, PLANT AND EQUIPMENT, NET.........................................         423,283               427,978
INTANGIBLE ASSETS, NET.....................................................       1,425,275             1,435,882
DEFERRED TAXES ON INCOME...................................................          46,855                36,174
OTHER ASSETS...............................................................         112,798               105,786
                                                                            ---------------        --------------
     TOTAL ASSETS.......................................................... $     2,838,635        $    2,878,481
                                                                            ===============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses................................. $       527,971        $      626,485
     Current portion of long-term debt.....................................          47,729                45,435
     Income taxes payable..................................................          46,833                29,324
                                                                            ---------------        --------------
         Total current liabilities.........................................         622,533               701,244
LONG-TERM DEBT.............................................................       1,157,899             1,171,442
OTHER LIABILITIES..........................................................         161,173               142,733
COMMITMENTS AND CONTINGENCIES
PREFERRED STOCK............................................................           1,000                 1,000
COMMON STOCKHOLDERS' EQUITY:
     Common stock, par value $0.01 per share; 100,000 shares authorized;
         45,133 and 44,353 shares issued at March 31, 2000 and
         December 31, 1999, respectively...................................             451                   444
     Additional paid-in capital............................................       1,528,727             1,502,551
     Accumulated deficit...................................................        (609,265)             (627,045)
     Unearned compensation.................................................         (22,442)              (11,438)
     Accumulated other comprehensive loss                                            (1,441)               (2,450)
                                                                            ---------------        --------------
         Total common stockholders' equity.................................         896,030               862,062
                                                                            ---------------        --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................ $     2,838,635        $    2,878,481
                                                                            ===============        ==============

The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                      2000                 1999
                                                                                 ----------------    -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...................................................................       $   17,809          $    7,433
Adjustments to reconcile net income
to net cash provided by operating activities:
   Depreciation and amortization.............................................           33,185              16,483
   Provision for doubtful accounts...........................................           62,646              20,337
   Deferred income tax (benefit) provision...................................           (4,161)             11,282
   Other, net................................................................            6,112               2,045
   Changes in operating assets and liabilities:
     Accounts receivable.....................................................          (76,657)            (29,442)
     Accounts payable and accrued expenses...................................          (18,687)             12,485
     Integration, settlement and other special charges.......................           (6,313)             (5,499)
     Other assets and liabilities, net.......................................           19,223             (11,525)
                                                                                    ----------          ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES....................................           33,157              23,599
                                                                                    ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.........................................................          (17,613)            (12,707)
Business acquisition.........................................................             (925)                  -
Transaction costs............................................................                -              (1,114)
Proceeds from disposition of assets..........................................              666                 730
Increase in investments......................................................           (2,605)             (4,937)
                                                                                    ----------          ----------
NET CASH USED IN INVESTING ACTIVITIES........................................          (20,477)            (18,028)
                                                                                    ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt..................................................          (11,248)            (48,216)
Deferred financing costs paid................................................             (117)             (4,687)
Distributions to minority partners...........................................           (1,414)               (478)
Exercise of stock options....................................................            1,331                 231
Purchases of treasury stock..................................................                -              (1,103)
Preferred stock dividends paid...............................................              (29)                (29)
                                                                                    ----------          ----------
NET CASH USED IN FINANCING ACTIVITIES........................................          (11,477)            (54,282)
                                                                                    ----------          ----------
NET CHANGE IN CASH AND CASH EQUIVALENTS......................................            1,203             (48,711)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.................................           27,284             202,908
                                                                                    ----------          ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................       $   28,487          $  154,197
                                                                                    ==========          ==========

CASH PAID DURING THE PERIOD FOR:
Interest.....................................................................       $   25,529          $    6,023
Income taxes.................................................................            2,953               1,846

The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

BACKGROUND

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

BASIS OF PRESENTATION

     The interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods presented. All such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit and are subject to year-end adjustments. Operating results for the interim period are not necessarily indicative of the results that may by expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999.

RECLASSIFICATIONS

     During the fourth quarter of 1999, the Company reclassified certain expense items, primarily related to a portion of occupancy costs and professional liability insurance expense, from selling, general and administrative expenses to cost of services, to better reflect the cost of performing testing. The amount reclassified from selling, general and administrative expenses for the three months ended March 31, 1999 was $10.4 million.

EARNINGS PER SHARE

     Basic net income (loss) per common share is calculated by dividing net income (loss), less preferred stock dividends (approximately $30), by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is calculated by dividing net income (loss), less preferred stock dividends, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include outstanding stock options and restricted common shares granted under the Company's Employee Equity Participation Program.

2.      ACQUISITION OF SMITHKLINE BEECHAM'S CLINICAL LABORATORY TESTING BUSINESS

     On August 16, 1999, the Company completed the acquisition of the clinical laboratory business of SmithKline Beecham plc ("SmithKline Beecham") for approximately $1.3 billion. The purchase price was paid through the issuance of approximately 12.6 million shares of common stock of the Company and the payment of $1.025 billion in cash, including $20 million under a non-competition agreement between the Company and SmithKline Beecham. The acquisition of SmithKline Beecham's clinical laboratory business ("SBCL") was accounted for under the purchase method of accounting. As such, the cost to acquire SBCL has been allocated on a preliminary basis to the assets and liabilities acquired based on estimated fair values as of the closing date.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

     The SBCL acquisition agreements include a provision for a purchase price adjustment based on an audit of the August 16, 1999 combined balance sheet of SBCL and certain affiliates. Adjustments resulting from this audit, which are subject to resolution as set forth in the SBCL acquisition agreements, and are the subject of on-going discussions between the parties, have already been recorded. However, amounts due from SmithKline Beecham, as a result of the purchase price adjustment, have not been reflected in the consolidated balance sheets of Quest Diagnostics.

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

PRO FORMA COMBINED FINANCIAL INFORMATION

     The following pro forma combined financial information assumes that the SBCL acquisition and borrowings under the Credit Agreement were effected on January 1, 1999. The SBCL acquisition agreements include a provision for a purchase price adjustment based on an audit of the August 16, 1999 combined balance sheet of SBCL and certain affiliates. Adjustments resulting from this audit, which are subject to resolution as set forth in the SBCL acquisition agreements and are the subject of on-going discussions between the parties, have been recorded in the pro forma combined financial information to the extent that the Company believes they are applicable. The pro forma combined financial information reflects the preliminary allocation of the purchase price. The allocation will be finalized after completion of the valuation of certain assets and liabilities, and the final resolution of the purchase price adjustment. There can be no assurances that the amounts reflected in the pro forma combined financial information will not be subject to change as a result of changes in the allocation of the purchase price, including the resolution of the purchase price adjustment.

     The pro forma combined financial information is presented for illustrative purposes only to analyze the financial implications of the SBCL acquisition and borrowings under the Credit Agreement. The pro forma combined financial information may not be indicative of the combined financial results of operations that would have been realized had Quest Diagnostics and SBCL been a single entity during the period presented. In addition, the pro forma combined financial information is not necessarily indicative of the future results that the combined company will experience.

     Significant pro forma adjustments reflected in the pro forma combined financial information include reductions in employee benefit costs and general corporate overhead allocated to the historical results of SBCL by SmithKline Beecham, offset by an increase in net interest expense to reflect the Company's Credit Agreement which was used to finance the SBCL acquisition. Amortization of the goodwill, which accounts for a majority of the acquired intangible assets, was calculated on the straight-line basis over forty years. Other, net has been adjusted to remove SBCL's non-recurring gains from the sale and license of certain technology and its physician office-based teleprinter assets and network. Income taxes have been adjusted for the estimated income tax impact of the pro forma adjustments at the incremental tax rate of 40%. A significant portion of the intangible assets acquired in the SBCL acquisition are not deductible for tax purposes, which has the overall impact of increasing the effective tax rate.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

Unaudited pro forma combined financial information for the three months ended March 31, 1999 was as follows (in millions, except per share data):


                                                                                                1999
                                                                                              ----------
                 Net revenues..............................................................   $   823.5
                 Net income................................................................         8.2

                 Basic earnings per common share:
                 Net income................................................................   $    0.19
                 Weighted average common shares
                      outstanding - basic..................................................        43.0

                 Diluted earnings per common share:
                 Net income................................................................   $    0.19
                 Weighted average common shares
                      outstanding - diluted................................................        43.5

3.   INTEGRATION OF SBCL AND QUEST DIAGNOSTICS BUSINESSES

     During the fourth quarter of 1999, Quest Diagnostics finalized its plan related to the integration of SBCL into Quest Diagnostics' laboratory network. The plan focuses principally on laboratory consolidations in geographic markets currently served by more than one of the Company's laboratories, and redirecting testing volume within the Company's national network to improve customer service. As part of the plan, laboratories in Deerfield Beach, Florida; Owings Mills, Maryland; Farmington Hills, Michigan; Islip, New York; Valley View, Ohio; Norristown, Pennsylvania; Dallas, Texas; and Waltham, Massachusetts will close or be substantially reduced in capacity. Testing performed at the National Esoteric Testing Center located in Van Nuys, California will move to Nichols Institute. The Company is not exiting any geographic markets as a result of these consolidations. In addition, a number of changes to redirect specimen flows to provide more local testing and improve customer service will also impact capacity throughout the Company's laboratory network. Employee groups to be impacted as a result of these actions include those involved in the collection and testing of specimens, as well as administrative and other support functions. During the fourth quarter of 1999, the Company recorded the estimated costs associated with these activities for 1999 and 2000 relative to the integration plan. The majority of these integration costs were related to employee severance, contractual obligations associated with leased facilities and equipment, and the write-off of fixed assets which management believes will have no future economic benefit upon combining the operations. Integration costs related to planned activities affecting SBCL's operations and employees were recorded as a cost of the acquisition. Integration costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees were recorded as a charge to earnings in the fourth quarter of 1999.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

         The following table summarizes the Company's accruals for integration costs affecting the acquired business of SBCL (in millions):


                                                                           Costs of
                                                         Employee           Exiting
                                                        Termination         Leased
                                                           Costs          Facilities          Other            Total
                                                           -----          ----------          -----            -----
Balance, December 31, 1999...........................     $  32.4           $   5.5          $   7.8           $  45.7
Amounts utilized in 2000.............................        (3.0)             (0.4)            (0.2)             (3.6)
                                                          -------           -------          -------           -------
Balance, March 31, 2000..............................     $  29.4           $   5.1          $   7.6           $  42.1
                                                          =======           =======          =======           =======

     The following table summarizes the Company's accruals for restructuring costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees (in millions):


                                                                           Costs of
                                                         Employee           Exiting
                                                        Termination         Leased
                                                           Costs          Facilities          Other            Total
                                                           -----          ----------          -----            -----

Balance, December 31, 1999...........................     $  20.9           $   8.9          $   0.8           $  30.6
Amounts utilized in 2000.............................        (1.5)             (0.1)              -               (1.6)
                                                          -------           -------          ------            -------
Balance, March 31, 2000..............................     $  19.4           $   8.8          $   0.8           $  29.0
                                                          =======           =======          =======           =======

     Approximately 400 employees had been terminated in connection with integration activities through March 31, 2000.

     As of March 31, 2000, the Company had completed the integration of SBCL's Waltham and Farmington Hills businesses into its existing laboratory network in the Boston and Detroit metropolitan areas, respectively, and the redirecting of specimens to and from its Atlanta laboratory. While these actions represent the significant activities associated with the integration costs incurred through March 31, 2000, the Company has begun to initiate other planned actions at its remaining facilities in accordance with the SBCL integration plan, including redirecting specimens within its national laboratory network to provide more local testing and improve customer service.

     While the majority of the remaining accruals associated with the SBCL integration plan are expected to be paid in 2000, there are certain severance and facility related exit costs, principally lease obligations, that have payment terms extending beyond 2000.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

4.  COMMITMENTS AND CONTINGENCIES

     The Company has entered into several settlement agreements with various governmental and private payers during recent years relating to industry-wide billing and marketing practices that had been substantially discontinued by early 1993. At present, government investigations of certain practices by Nichols Institute, a clinical laboratory company acquired in 1994, are ongoing. The Company has received notices of private claims relating to billing issues similar to those that were the subject of prior settlements with various governmental payers. In March 1997, a former subsidiary of Damon Corporation ("Damon"), an independent clinical laboratory acquired by Corning and contributed to Quest Diagnostics in 1993, was served a complaint in a purported class action. Quest Diagnostics was added to the complaint by the plaintiffs in August 1999. The complaint asserts claims relating to private reimbursement of billings that are similar to those that were part of a prior government settlement. The Company has entered into a settlement agreement, which received the preliminary approval of the court on April 4, 2000. The court will consider final approval of the settlement at a hearing scheduled for July 14, 2000. The Company anticipates that the final settlement will release the Company and all of its subsidiaries other than SBCL from all potential private claims related to the reimbursement of billings that were subject to the prior government settlement.

     Corning has agreed to indemnify the Company against all monetary settlements for any governmental claims relating to the billing practices of the Company and its predecessors based on investigations that were pending on December 31, 1996. Corning also agreed to indemnify the Company in respect of private claims relating to indemnified or previously settled government claims that alleged overbillings by Quest Diagnostics or any of its existing subsidiaries for services provided before January 1, 1997. Corning will indemnify Quest Diagnostics in respect of private claims for 50% of the aggregate of all judgment or settlement payments made by December 31, 2001 that exceed $42 million. The 50% share will be limited to a total amount of $25 million and will be reduced to take into account any deductions or tax benefits realized by Quest Diagnostics. At March 31, 2000 the receivable from Corning totaled $14 million, which is management's best estimate of amounts which are probable of being received from Corning to satisfy the remaining indemnified governmental claims on an after-tax basis.

     Similar to Quest Diagnostics, SBCL has entered into settlement agreements with various governmental agencies and private payers primarily relating to its prior billing and marketing practices. Effective in 1997, SBCL and the U.S. government and various states reached a settlement with respect to the government's civil and administrative claims. SBCL is also responding to claims from private payers relating to billing and marketing issues similar to those that were the subject of the settlement with the government. The claims include ten purported class actions filed in various jurisdictions in the United States and two non-class action complaints by a number of insurance companies. Nine of the purported class actions have been consolidated into one complaint, which has been consolidated with one of the insurers' suits, for pre-trial proceedings.

     SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after tax basis, against monetary payments for governmental claims or investigations, relating to the billing practices of SmithKline Beecham and its affiliates, that have been settled before, or are pending as of, the closing date of the SBCL acquisition. SmithKline Beecham has also agreed to indemnify Quest Diagnostics, on an after tax basis, against monetary payments to private payers, relating to or arising out of the pending governmental claims. The indemnification with respect to governmental claims is for 100% of those claims. SmithKline Beecham will indemnify Quest Diagnostics, in respect of private claims for: 100% of those claims, up to an aggregate amount of $80 million; 50% of those claims to the extent the aggregate amount exceeds $80 million but is less than $130 million; and 100% of such claims to the extent the aggregate amount exceeds $130 million. The indemnification also covers 80% of out-of-pocket costs and expenses relating to investigations of the claims indemnified against by SmithKline Beecham. In addition, SmithKline Beecham has agreed to indemnify the Company against all

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

monetary payments relating to professional liability claims of SBCL for services provided prior to the closing of the SBCL acquisition.

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

     Of the total amount due from SmithKline Beecham at March 31, 2000 of $55.1 million, $49.6 million related to indemnified billing, professional liability and other claims discussed above, and represented management's best estimate of the amounts which are probable of being received from SmithKline Beecham to satisfy the indemnified claims on an after-tax basis. The estimated reserves and the related receivable due from SmithKline Beecham may be subject to change as additional information regarding the outstanding claims is gathered and evaluated.

     At March 31, 2000 recorded reserves, relating primarily to billing claims including those indemnified by Corning and SmithKline Beecham, approximated $90 million including $19 million in other long-term liabilities. The increase in reserves was principally associated with reserve estimates related to billing claims which are indemnified by SmithKline Beecham as described above. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

     The Company has been named as a defendant in a lawsuit filed in England, alleging that the Company had breached an agreement between the plaintiff and the Company for cooperative marketing of clinical trials testing services. The Company intends to vigorously defend itself, and believes that the damages specified in the complaint are excessive. The Company does not believe that this matter will have a material adverse effect on its overall financial condition.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

5.  COMMON STOCKHOLDERS' EQUITY

     Changes in common stockholders' equity for the three months ended March 31, 2000 were as follows:


                                                                                           Accumulated  |
                                                                                              Other     |
                                               Additional                                 Comprehensive |    Compre-
                                   Common       Paid-In      Accumulated     Unearned         Income    |     hensive
                                    Stock       Capital        Deficit     Compensation       (Loss)    |     Income
                                  ---------- -------------- -------------- -------------- ------------- |  -----------
                                                                                                        |
BALANCE,                                                                                                |
   DECEMBER 31, 1999               $ 444       $ 1,502,551    $ (627,045)    $ (11,438)      $ (2,450)  |
Net income                                                        17,809                                |    $ 17,809
Other comprehensive income                                                                     1,009    |       1,009
                                                                                                        |    --------
Comprehensive income                                                                                    |    $ 18,818
                                                                                                        |    ========
Preferred dividends declared                                         (29)                               |
Issuance of common stock under                                                                          |
     benefit plans (643 common                                                                          |
     shares)                           6            23,555                     (14,459)                 |
Exercise of options (137                                                                                |
     common shares)                    1             1,330                                              |
Tax benefits associated with                                                                            |
     stock-based compensation                                                                           |
     plans                                           1,291                                              |
Amortization of unearned                                                                                |
     compensation                                                                3,455                  |
--------------------------------------------------------------------------------------------------------|
BALANCE,                                                                                                |
   MARCH  31, 2000                 $ 451       $ 1,528,727    $ (609,265)    $ (22,442)      $ (1,441)  |
                                   =====================================================================|

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)



     Changes in common stockholders' equity for the three months ended March 31, 1999 were as follows:


                                                                                            Accumulated                |
                                                                                               Other                   |
                                               Additional                                   Comprehensive              |  Compre-
                                   Common       Paid-In      Accumulated     Unearned         Income         Treasury  |  hensive
                                    Stock       Capital        Deficit     Compensation       (Loss)           Stock   |  Income
                                  ---------- -------------- -------------- -------------- -------------    ----------- | ----------
                                                                                                                       |
BALANCE,                                                                                                               |
   DECEMBER 31, 1998               $    302   $  1,201,006   $ (623,514)     $ (3,895)      $ (3,038)        $ (3,931) |
Net income                                                        7,433                                                |   $ 7,433
 Other comprehensive income                                                                    1,319                   |     1,319
                                                                                                                       | ---------
Comprehensive income                                                                                                   |   $ 8,752
                                                                                                                       | =========
Preferred dividends declared                                        (29)                                               |
Purchases of treasury shares                                                                                   (1,103) |
    (60 shares)                                                                                                        |
Issuance of common stock under                                                                                         |
    benefit plans (160 treasury                                                                                        |
    shares)                                           116                        (137)                          2,931  |
Exercise of options (13 common                                                                                         |
    shares)                               1           230                                                              |
Tax benefits associated with                                                                                           |
    stock-based compensation                                                                                           |
    plans                                              12                                                              |
Adjustment to Corning                                                                                                  |
receivable                                         (1,985)                                                             |
Amortization of unearned                                                                                               |
    compensation                                                                  569                                  |
---------------------------------------------------------------------------------------------------------------------- |
BALANCE,                                                                                                               |
   MARCH  31, 1999                 $    303  $  1,199,379    $ (616,110)     $ (3,463)      $ (1,719)        $ (2,103) |
                                   =================================================================================== |


6.  SUMMARIZED FINANCIAL INFORMATION

     The Company's 10.75% senior subordinated notes due 2006 are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by substantially all of the Company's wholly-owned, domestic subsidiaries ("Subsidiary Guarantors"). The non-guarantor subsidiaries are foreign and less than wholly-owned subsidiaries.

     The following condensed consolidating financial data illustrates the composition of the combined guarantors. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors. The following condensed consolidating financial data includes SBCL as a Subsidiary Guarantor for periods subsequent to the closing of the acquisition (see Note 2).

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)



CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2000


                                                                               Non-
                                                              Subsidiary     Guarantor
                                                 Parent       Guarantors    Subsidiaries    Eliminations   Consolidated
                                                 ------       ----------    ------------    ------------   ------------

Net revenues................................   $   167,181    $   661,892    $    28,406    $        --    $   857,479
                                                                                                     --
Costs and expenses:
   Cost of services.........................       110,032        403,206         15,799             --        529,037
   Selling, general and administrative......        62,391        174,850         12,594             --        249,835
   Interest expense, net....................         3,528         26,083            152             --         29,763
   Amortization of intangible assets........         1,917          9,937             86             --         11,940
   Royalty (income) expense.................       (19,223)        19,223             --             --             --
   Other, net...............................           438            (98)         1,368             --          1,708
                                               -----------    -----------    -----------    -----------    -----------
     Total..................................       159,083        633,201         29,999             --        822,283
                                               -----------    -----------    -----------    -----------    -----------
Income (loss) before taxes..................         8,098         28,691         (1,593)            --         35,196
Income tax expense..........................         2,478         14,571            338             --         17,387
Equity earnings from subsidiaries...........        12,189             --             --        (12,189)            --
                                               -----------    -----------    -----------    -----------    -----------
Net income (loss)...........................   $    17,809    $    14,120    $    (1,931)   $   (12,189)   $    17,809
                                               ===========    ===========    ===========    ===========    ===========

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1999


                                                                               Non-
                                                              Subsidiary     Guarantor
                                                 Parent       Guarantors    Subsidiaries    Eliminations   Consolidated
                                               -----------    -----------   ------------    ------------   ------------
Net revenues................................   $   156,298    $   204,566    $    20,977    $        --    $   381,841
                                                                                                     --
Costs and expenses:
   Cost of services.........................       103,341        121,335         12,732             --        237,408
   Selling, general and administrative......        55,883         53,431          7,286             --        116,600
   Interest expense, net....................         2,116          5,004            239             --          7,359
   Amortization of intangible assets........         3,026          1,955            113             --          5,094
   Royalty (income) expense.................       (17,340)        17,340             --             --             --
   Other, net...............................          (330)            45          1,587             --          1,302
                                               -----------    -----------    -----------    -----------    -----------
     Total..................................       146,696        199,110         21,957             --        367,763
                                               -----------    -----------    -----------    -----------    -----------
Income (loss) before taxes..................         9,602          5,456           (980)            --         14,078
Income tax expense..........................         3,529          2,981            135             --          6,645
Equity earnings from subsidiaries...........         1,360             --             --         (1,360)            --
                                               -----------    -----------    -----------    -----------    -----------
Net income (loss)...........................   $     7,433    $     2,475    $    (1,115)   $    (1,360)   $     7,433
                                               ===========    ===========    ===========    ===========    ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)



CONDENSED CONSOLIDATING BALANCE SHEET

MARCH 31, 2000


                                                                               Non-
                                                              Subsidiary    Guarantor
                                                 Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                 ------       ----------    ------------   ------------   ------------
ASSETS

Current assets:
 Cash and cash equivalents.................   $        --     $   20,378     $     8,109     $        --   $    28,487
  Accounts receivable, net..................        68,887       399,975          15,363             --        484,225
  Other current assets......................       119,933       190,239           7,540             --        317,712
                                               -----------    ----------     -----------    -----------    -----------
   Total current assets                            188,820       610,592          31,012             --        830,424
Property, plant and equipment, net..........       110,961       299,231          13,091             --        423,283
Intangible assets, net .....................       158,637     1,264,465           2,173             --      1,425,275
Intercompany (payable) receivable...........       (33,432)       48,342         (14,910)            --             --
Investment in subsidiaries..................       867,577            --              --       (867,577)            --
Other assets................................        30,256       106,655          22,742             --        159,653
                                               -----------    ----------     -----------    -----------    -----------
  Total assets..............................   $ 1,322,819    $2,329,285     $    54,108    $  (867,577)   $ 2,838,635
                                               ===========    ==========     ===========    ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....   $   220,937    $  342,414     $    11,453    $        --    $   574,804
  Current portion of long-term debt.........         4,850        42,443             436             --         47,729
                                               -----------    ----------     -----------    -----------    -----------
   Total current liabilities................       225,787       384,857          11,889             --        622,533
Long-term debt..............................       173,305       979,244           5,350             --      1,157,899
Other liabilities...........................        26,697       125,046           9,430             --        161,173
Preferred stock.............................         1,000            --              --             --          1,000
Common stockholders' equity.................       896,030       840,138          27,439       (867,577)       896,030
                                               -----------    ----------     -----------    -----------    -----------
  Total liabilities and stockholders' equity   $ 1,322,819    $2,329,285     $    54,108    $  (867,577)   $ 2,838,635
                                               ===========    ==========     ===========    ===========    ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1999


                                                                               Non-
                                                              Subsidiary     Guarantor
                                                 Parent       Guarantors    Subsidiaries    Eliminations   Consolidated
                                                 ------       ----------    ------------    ------------   ------------

ASSETS

Current assets:
  Cash and cash equivalents.................   $        --    $    18,864    $     8,420    $        --    $    27,284
  Accounts receivable, net..................        68,941        455,503         14,812             --        539,256
  Other current assets......................       113,539        185,438          7,144             --        306,121
                                               -----------    -----------    -----------    -----------    -----------
   Total current assets.....................       182,480        659,805         30,376             --        872,661
Property, plant and equipment, net..........       111,411        302,268         14,299             --        427,978
Intangible assets, net .....................       161,438      1,274,202            242             --      1,435,882
Intercompany (payable) receivable...........       (43,291)        56,798        (13,507)            --             --
Investment in subsidiaries..................       853,865             --             --       (853,865)            --
Other assets................................        11,850        106,952         23,158             --        141,960
                                               -----------    -----------    -----------    -----------    -----------
   Total assets.............................   $ 1,277,753    $ 2,400,025    $    54,568    $  (853,865)   $ 2,878,481
                                               ===========    ===========    ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....   $   192,679    $   449,372    $    13,758    $        --    $   655,809
  Current portion of long-term debt.........         4,635         40,369            431             --         45,435
                                               -----------    -----------    -----------    -----------    -----------
   Total current liabilities................       197,314        489,741         14,189             --        701,244
Long-term debt..............................       176,601        991,396          3,445             --      1,171,442
Other liabilities...........................        40,776         92,870          9,087             --        142,733
Preferred stock.............................         1,000             --             --             --          1,000
Common stockholders' equity.................       862,062        826,018         27,847       (853,865)       862,062
                                               -----------    -----------    -----------    -----------    -----------
   Total liabilities and stockholders'
   equity...................................   $ 1,277,753    $ 2,400,025    $    54,568    $  (853,865)   $ 2,878,481
                                               ===========    ===========    ===========    ===========    ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2000


                                                                                Non-
                                                                Subsidiary    Guarantor
                                                   Parent       Guarantors   Subsidiaries     Eliminations   Consolidated
                                                   ------       ----------   ------------     ------------   ------------
Cash flows from operating activities:
Net income (loss).............................   $    17,809    $    14,120    $    (1,931)   $   (12,189)   $    17,809
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating
activities:
   Depreciation and amortization..............         8,768         23,449            968             --         33,185
   Provision for doubtful accounts............         5,944         55,341          1,361             --         62,646
   Other, net.................................       (20,227)         8,420          1,569         12,189          1,951
   Changes in operating assets and liabilities           868        (80,670)        (2,632)            --        (82,434)
                                                 -----------    -----------    -----------    -----------    -----------
Net cash provided by (used in) operating
   activities.................................        13,162         20,660           (665)            --         33,157
Net cash used in investing activities.........       (11,266)       (11,000)           (76)         1,865        (20,477)
Net cash used in financing activities.........        (1,896)        (8,146)           430         (1,865)       (11,477)
                                                 ------------   ------------   -----------    -----------    -----------
Net change in cash and cash equivalents.......            --          1,514           (311)            --          1,203
Cash and cash equivalents, beginning of year..            --         18,864          8,420             --         27,284
                                                 -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents, end of period......   $        --    $    20,378    $     8,109    $        --    $    28,487
                                                 ===========    ===========    ===========    ===========    ===========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 1999


                                                                                  Non-
                                                                Subsidiary     Guarantor
                                                   Parent       Guarantors    Subsidiaries    Eliminations   Consolidated
                                                 -----------    -----------   ------------    ------------   ------------
Cash flows from operating activities:
Net income (loss).............................   $     7,433    $     2,475    $    (1,115)   $    (1,360)   $     7,433
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating
activities:
   Depreciation and amortization..............         8,896          6,626            961             --         16,483
   Provision for doubtful accounts............         9,762          9,649            926             --         20,337
   Other, net.................................        13,795           (740)        (1,088)         1,360         13,327
   Changes in operating assets and liabilities       (51,058)        12,940          4,137             --        (33,981)
                                                 -----------    -----------    -----------    -----------    -----------
Net cash provided by (used in) operating
   activities.................................       (11,172)        30,950          3,821             --         23,599
Net cash used in investing activities.........       (12,270)        (5,413)          (345)            --        (18,028)
Net cash used in financing activities.........       (27,531)       (25,453)        (1,298)            --        (54,282)
                                                 -----------    -----------    -----------    -----------    -----------
Net change in cash and cash equivalents.......       (50,973)            84          2,178             --        (48,711)
Cash and cash equivalents, beginning of year..       190,606          8,206          4,096             --        202,908
                                                 -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents, end of period......   $   139,633    $     8,290    $     6,274    $        --    $   154,197
                                                 ===========    ===========    ===========    ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF SMITHKLINE BEECHAM'S CLINICAL LABORATORY TESTING BUSINESS

     On August 16, 1999, the Company completed the acquisition of the clinical laboratory business of SmithKline Beecham plc ("SmithKline Beecham") for approximately $1.3 billion. The purchase price was paid through the issuance of approximately 12.6 million shares of common stock of the Company and the payment of $1.025 billion in cash, including $20 million under a non-competition agreement between the Company and SmithKline Beecham. The acquisition of SmithKline Beecham's clinical laboratory business ("SBCL") was accounted for under the purchase method of accounting. As such, the cost to acquire SBCL has been allocated on a preliminary basis to the assets and liabilities acquired based on estimated fair values as of the closing date.

     The SBCL acquisition agreements include a provision for a purchase price adjustment based on an audit of the August 16, 1999 combined balance sheet of SBCL and certain affiliates. Adjustments resulting from this audit, which are subject to resolution as set forth in the SBCL acquisition agreements, and are the subject of on-going discussions between the parties, have already been recorded. However, amounts due from SmithKline Beecham, as a result of the purchase price adjustment, have not been reflected in the consolidated balance sheets of Quest Diagnostics.

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

INTEGRATION OF SBCL AND QUEST DIAGNOSTICS BUSINESSES

     During the fourth quarter of 1999, Quest Diagnostics finalized its plan related to the integration of SBCL into Quest Diagnostics' laboratory network. The plan focuses principally on laboratory consolidations in geographic markets currently served by more than one of the Company's laboratories, and redirecting testing volume within the Company's national network to improve customer service. As part of the plan, laboratories in Deerfield Beach, Florida; Owings Mills, Maryland; Farmington Hills, Michigan; Islip, New York; Valley View, Ohio; Norristown, Pennsylvania; Dallas, Texas; and Waltham, Massachusetts will close or be substantially reduced in capacity. Testing performed at the National Esoteric Testing Center located in Van Nuys, California will move to Nichols Institute. The Company is not exiting any geographic markets as a result of these consolidations. In addition, a number of changes to redirect specimen flows to provide more local testing and improve customer service will also impact capacity throughout the Company's laboratory network. Employee groups to be impacted as a result of these actions include those involved in the collection and testing of specimens, as well as administrative and other support functions. During the fourth quarter of 1999, the Company recorded the estimated costs associated with these activities for 1999 and 2000 relative to the integration plan. The majority of these integration costs were related to employee severance, contractual obligations associated with leased facilities and equipment, and the write-off of fixed assets which management believes will have no future economic benefit upon combining the operations. Integration costs related to planned activities affecting SBCL's operations and employees were recorded as a cost of the acquisition. Integration costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees were recorded as a charge to earnings in the fourth quarter of 1999.

     As of March 31, 2000, the Company had completed the laboratory consolidations in the Boston and Detroit metropolitan areas and the redirecting of specimens to and from its Atlanta laboratory. Management anticipates that the planned consolidation impacting the market served by the Company's regional laboratory in Baltimore will be completed in the second quarter of 2000.* In addition, the Company has begun to initiate integration activities in other markets, including Chicago, Florida, Long Island, Philadelphia, and Texas, and at the Nichols Institute and SBCL's National Esoteric Testing Center. Many of these activities are related to the previously announced plan to reduce capacity in markets served by more than one of the Company's laboratories with the remainder primarily focused on the redirecting of specimens to provide more local testing and improve customer service.

     Total integration costs related to SBCL's employees and operations paid through March 31, 2000 totaled $5.1 million, including $3.6 million paid during the three months ended March 31, 2000. Of the total amount paid during the three months ended March 31, 2000, $3.0 million represented employee termination benefits. The remaining portion of the integration costs paid during the three months ended March 31, 2000 primarily represented leasing obligations for facilities and equipment.

     Total integration costs related to Quest Diagnostics' employees and operations paid through March 31, 2000 totaled $4.1 million, including $1.6 million paid during the three months ended March 31, 2000. Of the total amount paid during the three months ended March 31, 2000, $1.5 million represented employee termination benefits.

     Through March 31, 2000, approximately 400 employees had been terminated in connection with the integration activities, including approximately 250 employees terminated during the three months ended March 31, 2000.

     While the majority of the remaining accruals associated with the SBCL integration plan are expected to be paid in 2000, there are certain severance and facility related exit costs, principally lease obligations, that have payment terms extending beyond 2000. Management believes that the costs to integrate the SBCL business into Quest Diagnostics will be funded primarily through cash flows from operations.*

     Management anticipates that additional charges will be recorded in the latter part of 2000 or early 2001 associated with further consolidating the operations of SBCL beyond 2000. These charges cannot be estimated at this time, but are expected to be funded by cash from operations.

     The Company is committed to providing the highest levels of customer service during and after the integration of SBCL. While no significant service disruptions have occurred to date, the process of combining operations could cause an interruption of, or a deterioration in, services which could result in a customer's decision to stop using Quest Diagnostics for clinical laboratory testing. Management believes that the successful implementation of the SBCL integration plan and the Company's unique value proposition based on expanded patient access, its broad testing capabilities and most importantly, the quality of the services it provides, will mitigate customer attrition.*

-------------------------------
* THIS IS A FORWARD-LOOKING STATEMENT. SEE ITEM 1. "BUSINESS-CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE' HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" CONTAINED IN THE COMPANY'S 1999 ANNUAL REPORT ON FORM 10-K

     The following table summarizes the Company's historical and pro forma results of operations for the three months ended March 31, 2000 and 1999 (in thousands, except per share data):


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                         -----------------------------------------------
                                                                                  HISTORICAL                PRO FORMA
                                                                         ------------------------------   --------------
                                                                             2000            1999             1999
                                                                         --------------  --------------   --------------
NET REVENUES                                                             $    857,479    $   381,841      $   823,450

COSTS AND EXPENSES:
   Cost of services                                                           529,037        237,408          537,140
   Selling, general and administrative                                        249,835        116,600          225,525
   Interest expense, net                                                       29,763          7,359           31,680
   Amortization of intangible assets                                           11,940          5,094           10,856
   Minority share of income                                                     2,136          1,130            1,130
   Other, net                                                                    (428)           172                6
                                                                         ------------    -----------      -----------
     Total                                                                    822,283        367,763          806,337
                                                                         ------------    -----------      -----------
INCOME BEFORE TAXES                                                            35,196         14,078           17,113
INCOME TAX EXPENSE                                                             17,387          6,645            8,885
                                                                         ------------    -----------      -----------
NET INCOME                                                               $     17,809    $     7,433      $     8,228
                                                                         ============    ===========      ===========
BASIC NET INCOME PER COMMON
  SHARE                                                                  $       0.40    $      0.25     $       0.19
                                                                         ============    ===========     ============
DILUTED NET INCOME PER COMMON
  SHARE                                                                  $       0.39    $      0.24     $       0.19
                                                                         ============    ===========     ============
CASH EARNINGS PER DILUTED COMMON
  SHARE                                                                  $       0.63    $      0.39     $       0.42
                                                                         ============    ===========     ============
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC                                                         44,131         29,716           43,044

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED                                                       45,616         30,280           43,506

ADJUSTED EBITDA                                                          $     99,526    $    37,919      $    80,667

HISTORICAL RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999

     Net income for the three months ended March 31, 2000 increased to $17.8 million from $7.4 million for the three months ended March 31, 1999. Net income for the three months ended March 31, 2000 included $1.4 million of costs ($0.8 million, net of tax) related to the SBCL integration which were expensed as incurred in 2000.

The increase in net income was primarily due to the SBCL acquisition and improved operating performance.

     Results for the three months ended March 31, 2000 and 1999 included the effects of testing performed by third parties under the Company's laboratory network management arrangements. As laboratory network manager, Quest Diagnostics included in its consolidated revenues and expenses the cost of testing performed by third parties. This treatment added $32.4 million and $17.5 million to both reported revenues and cost of services for the three months ended March 31, 2000 and 1999, respectively. This treatment also serves to increase cost of services as a percentage of net revenues and decrease selling, general and administrative expenses as a percentage of net revenues. During the first quarter of 2000, the Company and Aetna terminated a laboratory network management arrangement, and entered into a new non-exclusive contract, effective April 1, 2000, under which the Company will no longer be responsible for the cost of testing performed by third parties. As a result, in the future annual net revenues and cost of services will no longer include approximately $80 million, representing the cost of testing performed by third parties under the terminated laboratory network management contract with Aetna.

     RECLASSIFICATIONS

     During the fourth quarter of 1999, the Company reclassified certain expense items, primarily related to a portion of occupancy costs and professional liability insurance expense, from selling, general and administrative expenses to cost of services, to better reflect the cost of performing testing. The amount reclassified from selling, general and administrative expenses for the three months ended March 31, 1999 was $10.4 million.

     NET REVENUES

     Net revenues for the three months ended March 31, 2000 increased $475.6 million over the prior year period, primarily due to the acquisition of SBCL.

     OPERATING COSTS AND EXPENSES

     Total operating costs for the three months ended March 31, 2000 increased from the year earlier period, primarily due to the acquisition of SBCL. Operating costs and expenses for the three months ended March 31, 2000 included $1.4 million of integration related costs which were expensed as incurred. Management anticipates that during the remainder of 2000, the Company will incur additional costs of approximately $10 to $15 million relative to the integration plan which will be expensed as incurred.* These costs are primarily related to equipment and employee relocation costs, professional and consulting fees, company identification and signage costs and the amortization of stock-based employee compensation related to the special recognition awards of the Company's common stock granted in the fourth quarter of 1999.

     The following discussion and analysis regarding cost of services, selling, general and administrative expenses and bad debt expense exclude the effect of testing performed by third parties under the Company's laboratory

---------------------------
* THIS IS A FORWARD-LOOKING STATEMENT. SEE ITEM 1. "BUSINESS-CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE' HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" CONTAINED IN THE COMPANY'S 1999 ANNUAL REPORT ON FORM 10-K network management arrangements, which serve to increase cost of services as a percentage of net revenues and reduce selling, general and administrative expenses as a percentage of net revenues. Cost of services, which include the costs of obtaining, transporting and testing specimens, decreased during the first quarter of 2000 as a percentage of net revenues to 60.2% from 60.4% a year ago.

     Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased during the first quarter of 2000 as a percentage of net revenues to 30.3% from 32.0% in the prior year period. During the first quarter of 2000, bad debt expense was 7.6% of net revenues as compared to 5.6% of net revenues in the first quarter of 1999. The increase in bad debt expense was principally attributable to SBCL's collection experience, which is less favorable than Quest Diagnostics' historical experience. A significant portion of the difference is due to Quest Diagnostics' processes in the billing area, most notably the processes around the collection of diagnosis, patient and insurance information necessary to effectively bill for services performed. While bad debt expense for the first quarter of 2000 increased as compared to the first quarter of 1999, it decreased slightly from 7.7% of net revenues for the fourth quarter of 1999. Through the sharing of internal best practices in the billing functions, the Company believes that additional opportunities exist in order to reduce SBCL's historical bad debt percentage.* The remaining overall decrease in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to the impact of the SBCL acquisition which enabled the Company to leverage certain of its fixed costs across a larger revenue base.

     INTEREST EXPENSE, NET

     Net interest expense for the first quarter of 2000 increased from the prior year period by $22.4 million. The increase in net interest expense was principally attributable to the amounts borrowed under the Credit Agreement in conjunction with the SBCL acquisition.

     AMORTIZATION OF INTANGIBLE ASSETS

     Amortization of intangible assets for the first quarter of 2000 increased from the prior year period by $6.8 million, principally as a result of the SBCL acquisition.

     MINORITY SHARE OF INCOME

     Minority share of income for the first quarter of 2000 increased from the prior year level, primarily due to improved performance at the Company's joint ventures in Pittsburgh, Pennsylvania and Erie, Pennsylvania.

     INCOME TAXES

     The Company's effective tax rate was significantly impacted by goodwill amortization, the majority of which is not deductible for tax purposes, and had the effect of increasing the overall tax rate. The goodwill associated with the SBCL acquisition further increased the effective tax rate for the first quarter of 2000 compared to the prior year period.

-------------------------
* THIS IS A FORWARD-LOOKING STATEMENT. SEE ITEM 1. "BUSINESS--CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" CONTAINED IN THE COMPANY'S 1999 ANNUAL REPORT ON FORM 10-K.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company addresses its exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. The Company does not hold or issue derivative financial instruments for trading purposes. During 1999, the Company entered into interest rate swap agreements to mitigate the risk of changes in interest rates associated with its variable rate bank debt in accordance with the terms of the Company's Credit Agreement. The Company does not believe that its foreign exchange exposure and related hedging program are material to the Company's financial position or results of operations. See Note 2 to the Consolidated Financial Statements contained in the Company's 1999 Annual Report on Form 10-K for additional discussion of the Company's financial instruments and hedging activities.

     INTEREST RATES

     At March 31, 2000 and December 31, 1999, the fair value of the Company's debt was estimated at approximately $1,205 million and $1,213 million, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2000 and December 31, 1999, the carrying value of the debt exceeded the estimated fair value by approximately $0.5 million and $4 million, respectively. An assumed 10% increase in interest rates (representing approximately 90 basis points) would potentially reduce the fair value of the Company's debt by approximately $9 million and $10 million at March 31, 2000 and December 31, 1999, respectively.

     The Company had approximately $1,026 million and $1,036 million of variable interest rate debt outstanding at March 31, 2000 and December 31, 1999, respectively. The Credit Agreement requires the Company to mitigate the risk of changes in interest rates associated with its variable interest rate indebtedness through the use of interest rate swap agreements. Under such arrangements, the Company converts a portion of its variable rate indebtedness to fixed rates based on a notional principal amount. The settlement dates are generally correlated to correspond to the interest payment dates of the hedged debt. During the term of the Credit Agreement, the notional amounts under the interest rate swap agreements, plus the principal amount outstanding of the Company's fixed interest rate indebtedness, must be at least 50% of the Company's net funded debt (as defined in the Credit Agreement). At both March 31, 2000 and December 31, 1999, the aggregate notional principal amount under the interest rate swap agreements which mature at various dates through May 2003 totaled $450.0 million. At March 31, 2000 and December 31, 1999, the estimated fair values of the interest rate swap agreements were approximately $5.4 million and $3.8 million, respectively.

     Based on the Company's overall exposure to interest rate changes, an assumed 10% increase in interest rates (representing approximately 34 basis points) applied to the Company's variable interest rate debt, after considering the interest rate swap agreements, would result in a $0.5 million reduction in the Company's after-tax earnings and cash flows for the three months ended March 31, 2000 based on debt levels as of March 31, 2000. The primary interest rate exposures on the variable interest rate debt are with respect to interest rates on United States dollars as quoted in the London interbank market.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at March 31, 2000 totaled $28.5 million, an increase of $1.2 million from December 31, 1999. Cash flows from operating activities in 2000 provided cash of $33.2 million, which was offset by investing and financing activities which required cash of $32.0 million. Cash and cash equivalents at March 31, 1999 totaled $154.2 million, a decrease of $48.7 million from December 31, 1998. Cash flows from operating activities in 1999 provided cash of $23.6 million, which was offset by investing and financing activities which required cash of $72.3 million including the repayment of $48.2 million of debt, of which $35 million was paid ahead of schedule.

     Net cash from operating activities for 2000 was $9.6 million higher than the 1999 level. The increase was primarily due to the impact of the SBCL acquisition and improved operating performance. Excluding the impact of the Company's laboratory network management arrangements, the number of days sales outstanding, a measure of billing and collection efficiency, was 51 days at March 31, 2000 compared to 57 days at December 31, 1999.

     Net cash used in investing activities in 2000 was primarily comprised of capital expenditures and a small investment in a company that is developing internet-based disease management solutions for physicians and managed care organizations. Net cash used in 1999 consisted primarily of capital expenditures, investments to fund certain employee benefit plans and contributions to the Company's Arizona joint venture.

     Net cash used in financing activities for 2000 was principally associated with the scheduled repayment of debt under the Company's Credit Agreement and distributions to minority partners, offset by proceeds from the exercise of stock options. Net cash used in financing activities for 1999 primarily consisted of repayments of debt, the majority of which was related to the Company's then existing credit agreement, financing costs associated with the Company's new Credit Agreement and purchases of 60 thousand shares of treasury stock.

     The Company estimates that it will invest approximately $110 million to $120 million during 2000 for capital expenditures to support its existing operations, principally related to investments in information technology, equipment, and facility upgrades and expansions necessary to accommodate the integration of the SBCL business.* The Company believes that cash from operations coupled with the revolving credit facility under the Credit Agreement will provide sufficient financial flexibility to integrate the operations of Quest Diagnostics and SBCL, to meet seasonal working capital requirements and to fund capital expenditures and additional growth opportunities for the foreseeable future. *

     The Company does not anticipate paying dividends on its common stock in the foreseeable future. The Credit Agreement prohibits the payment of cash dividends and the indenture relating to the Company's 10.75% senior subordinated notes (the "Indenture") restricts the Company's ability to pay cash dividends on its common stock. These restrictions are primarily based on a percentage of the Company's earnings as defined in the Indenture. Additionally, the Credit Agreement contains various covenants and conditions including the maintenance of certain financial ratios and tests, and restricts the ability of the Company to, among other things, incur additional indebtedness and repurchase shares of its outstanding common stock. At March 31, 2000, the Company is limited in its ability to make certain acquisitions and incur additional indebtedness due to restrictions under the Indenture.

     Management believes that Quest Diagnostics' successful integration of SmithKline Beecham's clinical laboratory business and implementation of its business strategy, together with the indemnifications by Corning and SmithKline Beecham against monetary fines, penalties or losses from outstanding government and other related claims, will enable it to generate strong cash flows. *

-------------------------
* THIS IS A FORWARD-LOOKING STATEMENT. SEE ITEM 1. "BUSINESS--CAUTIONARY STATEMENT FOR PURPOSES OF THE `SAFE HARBOR' PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995" CONTAINED IN THE COMPANY'S 1999 ANNUAL REPORT ON FORM 10-K.

CASH EARNINGS PER SHARE AND ADJUSTED EBITDA

     Cash earnings per common share is calculated as cash earnings less preferred dividends, divided by diluted weighted average common shares outstanding. Cash earnings represents income before amortization of all intangible assets, net of applicable taxes.

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

     Cash earnings per common share for the first quarter of 2000 improved to $0.63 from $0.39 in the prior year period. The increase was primarily related to improvements in the operating performance of the Company.

     Adjusted EBITDA represents income before income taxes, net interest expense, depreciation and amortization and special items. Special items for the first quarter of 2000 included $1.4 million of integration costs related to the SBCL integration, which were expensed as incurred. Adjusted EBITDA is presented and discussed because management believes it is a useful adjunct to net income and other measurements under accounting principles generally accepted in the United States. Additionally, management believes it is a meaningful measure of a leveraged company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to (i) net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

     Excluding the impact of testing performed by third parties under the Company's laboratory network management arrangements, Adjusted EBITDA for the first quarter of 2000 improved to $99.5 million, or 12.1% of net revenues, from $37.9 million, or 10.4% of net revenues, in the prior year period. The dollar increase in Adjusted EBITDA was principally associated with the SBCL acquisition. The percentage improvement in Adjusted EBITDA was primarily related to improvements in the operating performance of the Company.

PRO FORMA COMPARISONS

     The pro forma combined financial information for the three months ended March 31, 2000 assumes that the SBCL acquisition and borrowings under the Credit Agreement were effected on January 1, 1999. The SBCL acquisition agreements include a provision for a purchase price adjustment based on an audit of the August 16, 1999 combined balance sheet of SBCL and certain affiliates. Adjustments resulting from this audit, which are subject to resolution as set forth in the SBCL acquisition agreements and are the subject of on-going discussions between the parties, have been recorded in the pro forma combined financial information to the extent that the Company believes they are applicable. The pro forma combined financial information reflects the preliminary allocation of the purchase price. The allocation will be finalized after completion of the valuation of certain assets and liabilities, and the final resolution of the purchase price adjustment. There can be no assurances that the amounts reflected in the pro forma combined financial information will not be subject to change as a result of changes in the allocation of the purchase price, including the resolution of the purchase price adjustment.

     The pro forma combined financial information for the three months ended March 31, 2000 is presented for illustrative purposes only to analyze the financial implications of the SBCL acquisition and borrowings under the Credit Agreement. The pro forma combined financial information may not be indicative of the combined financial results of operations that would have been realized had Quest Diagnostics and SBCL been a single entity during the period presented. In addition, the pro forma combined financial information is not necessarily indicative of the future results that the combined company will experience.

     Significant pro forma adjustments reflected in the pro forma combined financial information include reductions in employee benefit costs and general corporate overhead allocated to the historical results of SBCL by SmithKline Beecham, offset by an increase in net interest expense to reflect the Company's Credit Agreement which was used to finance the SBCL acquisition. Amortization of the goodwill, which accounts for a majority of the acquired intangible assets, is calculated on the straight-line basis over forty years. Other, net has been adjusted to remove SBCL's non-recurring gains from the sale and license of certain technology and its physician office-based teleprinter assets and network. Income taxes have been adjusted for the estimated income tax impact of the pro forma adjustments at the incremental tax rate of 40%. A significant portion of the intangible assets acquired in the SBCL acquisition is not deductible for tax purposes, which has the overall impact of increasing the effective tax rate.

     Both pro forma basic and diluted weighted average shares outstanding for the three months ended March 31, 1999 have been presented giving effect to the common shares issued to SmithKline Beecham in conjunction with the acquisition of SBCL and shares of common stock granted at the closing of the SBCL acquisition to certain employees.

     HISTORICAL THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH
     PRO FORMA THREE MONTHS ENDED MARCH 31, 1999

     The following discussion and analysis compares the Company's historical results of operations for the three months ended March 31, 2000 to the pro forma results of operations for the three months ended March 31, 1999, assuming that SBCL had been acquired by Quest Diagnostics on January 1, 1999. All references in this section to the three months ended March 31, 2000 refer to the historical results of Quest Diagnostics for such period. All references in this section to the three months ended March 31, 1999 refer to the pro forma results of Quest Diagnostics for such period.

     Net income for the three months ended March 31, 2000 increased to $17.8 million from $8.2 million for the three months ended March 31, 1999. Net income for the three months ended March 31, 2000 included $1.4 million of costs ($0.8 million, net of tax) related to the SBCL integration which were expensed as incurred in 2000. Net income for the three months ended March 31, 1999 included $1.7 million of losses ($1.0 million, net of tax) incurred under a customer contract that was treated as a loss contract, beginning in the third quarter of 1999. The remaining increase in net income was primarily due to the improved operating performance of the Company and a reduction in net interest expense, offset by an increase in amortization of intangible assets.

     Results for the three months ended March 31, 2000 and 1999 included the effects of testing performed by third parties under the Company's laboratory network management arrangements. As laboratory network manager, Quest Diagnostics included in its consolidated revenues and expenses the cost of testing performed by third parties. This treatment added $32.4 million and $41.3 million to both reported revenues and cost of services for the three months ended March 31, 2000 and 1999, respectively. This treatment also serves to increase cost of services as a percentage of net revenues and decrease selling, general and administrative expenses as a percentage of net revenues. During the first quarter of 2000, the Company and Aetna terminated a laboratory network management arrangement, and entered into a new non-exclusive contract, effective April 1, 2000, under which the Company will no longer be responsible for the cost of testing performed by third parties. As a result, in the future annual net revenues and cost of services will no longer include approximately $80 million, representing the cost of testing performed by third parties under the terminated laboratory network management contract with Aetna.

     NET REVENUES

     Net revenues for the three months ended March 31, 2000 increased by $34.0 million, or 4.1% from the prior year level due to improvements in volume of clinical testing and average revenue per requisition of 6.1% and 2.3%, respectively. Approximately one quarter of the volume increase was the result of an extra day in February 2000 due to leap year. The remaining portion of the volume increase was primarily attributable to strong sales to existing and new customers, as a result of the Company's ability to leverage its unique value proposition of offering expanded patient access, broad testing capabilities and superior quality. Contributing to the increase in average revenue per requisition was a shift to higher value testing and fee-for-service revenues. These increases were partially offset by a reduction in revenues of 2.6% associated with the treatment of a customer contract as a loss contract, beginning in the third quarter of 1999.

     OPERATING COSTS AND EXPENSES

     The following discussion and analysis regarding operating costs, including cost of services, selling, general and administrative expenses and bad debt expense exclude the effect of testing performed by third parties under the Company's laboratory network management arrangements, and the revenues and expenses associated with a customer contract treated as a loss contract, beginning in the third quarter of 1999. Total operating costs for the first quarter of 2000 increased by $48.2 million from the year earlier period principally associated with the volume increase. Operating costs and expenses for the three months ended March 31, 2000 included $1.4 million of integration related costs which were expensed as incurred as discussed above.

     Cost of services, as a percentage of net revenues, decreased to 60.2% for the first quarter of 2000 from 62.2% for the prior year period, primarily due to an increase in average revenue per requisition and to a lesser extent, the impact of the SBCL integration to date on the cost structure of the Company.

     Selling, general and administrative expenses, as a percentage of net revenues, were 30.3% for the first quarter of 2000, compared to 29.6% in the prior year period, primarily as a result of employee compensation costs. Bad debt expense for both the first quarter of 2000 and 1999 was 7.6% of net revenues.

     INTEREST EXPENSE, NET

     Net interest expense decreased for the first quarter of 2000 by $1.9 million, when compared to the prior year period, primarily due to the repayment of long term debt under the Credit Agreement between the closing of the SBCL acquisition and the end of the first quarter of 2000, partially offset by an increase in variable interest rates.

     AMORTIZATION OF INTANGIBLE ASSETS

     Amortization of intangible assets for the first quarter of 2000 increased from the prior year period by $1.1 million, principally as a result of an adjustment to the purchase price allocation recorded in the third quarter of 1999 primarily associated with SBCL's deferred tax position as of the closing of the acquisition.

     MINORITY SHARE OF INCOME

     Minority share of income for the first quarter of 2000 increased from the prior year level, primarily due to improved performance at the Company's joint ventures in Pittsburgh, Pennsylvania and Erie, Pennsylvania.

     INCOME TAXES

     The Company's effective tax rate was significantly impacted by goodwill amortization, the majority of which is not deductible for tax purposes, and had the effect of increasing the overall tax rate.

     CASH EARNINGS PER SHARE AND ADJUSTED EBITDA

     Pro forma cash earnings per common share for 1999 is calculated as pro forma cash earnings less preferred dividends, divided by pro forma diluted weighted average common shares outstanding. Cash earnings represents income before amortization of all intangible assets, net of applicable taxes, presented on a pro forma basis.

     Cash earnings per common share was $0.63 for the first quarter of 2000, compared to pro forma cash earnings per common share of $0.42 for the prior year period. The increase was primarily related to improvements in the operating performance of the Company and a reduction in net interest expense.

      Adjusted EBITDA represents income before income taxes, net interest expense, depreciation and amortization and special items. Special items for the three months ended March 31, 2000 included $1.4 million of costs related to the SBCL integration which were expensed as incurred in 2000. Pro forma Adjusted EDITDA for the three months ended March 31, 1999 included $1.7 million of losses incurred under a customer contract that was treated as a loss contract, beginning in the third quarter of 1999.

     Excluding the effects of the testing performed by third parties under the Company's laboratory network management arrangements and the loss contract, Adjusted EBITDA for the three months ended March 31, 2000 improved to $99.5 million, or 12.1% of net revenues, as compared to pro forma Adjusted EBITDA of $80.7 million, or 10.6% of net revenues, in the prior year period. The increase in Adjusted EBITDA was primarily related to improvements in the operating performance of the Company.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company has entered into a settlement agreement, which received the preliminary approval of the court on April 4, 2000, with respect to the pending class action relating to private reimbursement of billings that are similar to those that were the subject of a prior government settlement. See Note 4 of the Notes to Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:


         Exhibit Number      Description
         --------------      -----------

         27                  Financial Data Schedule


     (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 24, 2000

Quest Diagnostics Incorporated

By   /s/ Kenneth W. Freeman                 Chairman of the Board,
     ----------------------------           Chief Executive Officer and
         Kenneth W. Freeman                 President



By   /s/ Robert A. Hagemann                 Corporate Vice President and
     ----------------------------           Chief Financial Officer
         Robert A. Hagemann