Form 10-Q
period 2000-06-30
QUEST DIAGNOSTICS INC
filed 2000-08-03
CIK 1022079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2000
                         Commission file number 1-12215

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

As of July 26, 2000, there were outstanding 45,673,949 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Index to consolidated financial statements filed as part of this report:

                                                                                                 Page


       Consolidated Statements of Operations for the
       Three and Six Months Ended June 30, 2000 and 1999                                          2

       Consolidated Balance Sheets as of
       June 30, 2000 and December 31, 1999                                                        3

       Consolidated Statements of Cash Flows for the
       Six Months Ended June 30, 2000 and 1999                                                    4

       Notes to Consolidated Financial Statements                                                 5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

       Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                    18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations"

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
                                  2000 AND 1999
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                      JUNE 30,                             JUNE 30,
                                                          -------------------------------      -------------------------------

                                                              2000               1999              2000               1999
                                                          ------------       ------------      ------------       ------------

NET REVENUES......................................        $    877,113       $    394,034      $  1,734,592       $    775,875
                                                          ------------       ------------      ------------       ------------

COSTS AND EXPENSES:
   Cost of services................................            520,437            236,071         1,049,474            473,478
   Selling, general and administrative.............            252,846            121,230           502,681            237,831
   Interest expense, net...........................             30,204              5,008            59,967             12,367
   Amortization of intangible assets...............             11,954              5,219            23,894             10,313
   Provision for special charges...................              2,100                  -             2,100                  -
   Minority share of income........................              3,240              1,471             5,376              2,601
   Other, net......................................             (1,881)               528            (2,309)               700
                                                          ------------       ------------      ------------       ------------
     Total.........................................            818,900            369,527         1,641,183            737,290
                                                          ------------       ------------      ------------       ------------
INCOME BEFORE TAXES................................             58,213             24,507            93,409             38,585
INCOME TAX EXPENSE ................................             28,045             11,420            45,432             18,065
                                                          ------------       ------------      ------------       ------------
NET INCOME ........................................       $     30,168       $     13,087      $     47,977       $     20,520
                                                          ============       ============      ============       ============

BASIC NET INCOME PER COMMON SHARE..................       $       0.68       $       0.44      $       1.08       $       0.69

DILUTED NET INCOME PER COMMON SHARE................       $       0.64       $       0.43      $       1.03       $       0.67

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC.............................             44,577             29,920            44,354             29,819

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED...........................             46,981             30,729            46,299             30,505


The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (unaudited)


                                                                               JUNE 30,             DECEMBER 31,
                                                                                 2000                   1999
                                                                            ---------------        --------------
ASSETS
CURRENT ASSETS:

     Cash and cash equivalents............................................. $        99,427        $       27,284
     Accounts receivable, net of allowance of $143,055 and
        $121,550 at June 30, 2000 and December 31, 1999,
        respectively.......................................................         504,952               539,256
     Inventories...........................................................          47,849                52,302
     Deferred taxes on income..............................................         203,479               192,808
     Prepaid expenses and other current assets.............................          99,987                61,011
                                                                            ---------------        --------------
         Total current assets..............................................         955,694               872,661
PROPERTY, PLANT AND EQUIPMENT, NET.........................................         425,043               427,978
INTANGIBLE ASSETS, NET.....................................................       1,413,905             1,435,882
DEFERRED TAXES ON INCOME...................................................          30,529                36,174
OTHER ASSETS...............................................................         111,729               105,786
                                                                            ---------------        --------------
     TOTAL ASSETS.......................................................... $     2,936,900        $    2,878,481
                                                                            ===============        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

     Accounts payable and accrued expenses................................. $       621,254        $      626,485
     Current portion of long-term debt.....................................          50,048                45,435
     Income taxes payable..................................................          44,537                29,324
                                                                            ---------------        --------------
         Total current liabilities.........................................         715,839               701,244
LONG-TERM DEBT.............................................................       1,144,381             1,171,442
OTHER LIABILITIES..........................................................         135,363               142,733
COMMITMENTS AND CONTINGENCIES
PREFERRED STOCK............................................................           1,000                 1,000
COMMON STOCKHOLDERS' EQUITY:
     Common stock, par value $0.01 per share; 100,000 shares
          authorized; 45,620 and 44,353 shares issued and
          outstanding at June 30, 2000 and December 31, 1999,
          respectively.....................................................             456                   444
     Additional paid-in capital............................................       1,551,451             1,502,551
     Accumulated deficit...................................................        (579,126)             (627,045)
     Unearned compensation.................................................         (29,534)              (11,438)
     Accumulated other comprehensive loss..................................          (2,930)               (2,450)
                                                                            ---------------        --------------
         Total common stockholders' equity.................................         940,317               862,062
                                                                            ---------------        --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............................ $     2,936,900        $    2,878,481
                                                                            ===============        ==============


The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                       2000                1999
                                                                                    ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income...................................................................       $   47,977          $   20,520
Adjustments to reconcile net income
to net cash provided by operating activities:
   Depreciation and amortization.............................................           67,364              33,146
   Provision for doubtful accounts...........................................          124,215              40,242
   Provision for special charges.............................................            2,100                   -
   Deferred income tax provision.............................................            1,706               6,300
   Amortization of unearned compensation.....................................            9,010               1,281
   Minority share of income..................................................            5,376               2,601
   Other, net................................................................             (727)                754
   Changes in operating assets and liabilities:
     Accounts receivable.....................................................         (158,954)            (44,481)
     Accounts payable and accrued expenses...................................           53,220               8,042
     Integration, settlement and special charges.............................          (26,629)             (9,775)
     Other assets and liabilities, net.......................................           15,319              (6,024)
                                                                                    ----------          ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES....................................          139,977              52,606
                                                                                    ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.........................................................          (40,702)            (25,938)
Business acquisition.........................................................             (925)                  -
Transaction costs............................................................                -              (5,176)
Proceeds from disposition of assets..........................................              747                 848
Increase in investments......................................................           (7,086)             (5,687)
                                                                                    ----------          ----------
NET CASH USED IN INVESTING ACTIVITIES........................................          (47,966)            (35,953)
                                                                                    ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt..................................................          (22,446)            (64,991)
Deferred financing costs paid................................................             (362)             (4,947)
Exercise of stock options....................................................            7,801                 991
Distributions to minority partners...........................................           (4,832)               (975)
Purchases of treasury stock..................................................                -              (1,103)
Preferred stock dividends paid...............................................              (29)                (58)
                                                                                    ----------          ----------
NET CASH USED IN FINANCING ACTIVITIES........................................          (19,868)            (71,083)
                                                                                    ----------          ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS......................................           72,143             (54,430)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.................................           27,284             202,908
                                                                                    ----------          ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................       $   99,427          $  148,478
                                                                                    ==========          ==========

CASH PAID DURING THE PERIOD FOR:
Interest.....................................................................       $   53,908          $   19,259
Income taxes.................................................................           17,240              11,148


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

RECLASSIFICATIONS
     During the fourth quarter of 1999, the Company reclassified certain expense items, primarily related to a portion of occupancy costs and professional liability insurance expense, from selling, general and administrative expenses to cost of services, to better reflect the cost of performing testing. The amounts reclassified from selling, general and administrative expenses for the three and six months ended June 30, 1999 were $10.4 million and $20.8 million, respectively.

EARNINGS PER SHARE
     Basic net income (loss) per common share is calculated by dividing net income (loss), less preferred stock dividends (approximately $30 per quarter), by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is calculated by dividing net income (loss), less preferred stock dividends, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares primarily included outstanding stock options and restricted common shares granted under the Company's Employee Equity Participation Program. These dilutive securities increased the weighted average number of common shares outstanding by 2.4 million shares and 0.8 million shares, respectively, for the three months ended June 30, 2000 and 1999. The dilutive effect of these securities for the six months ended June 30, 2000 and 1999 increased the weighted average number of common shares outstanding by 1.9 million shares and 0.7 million shares, respectively.

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

     Unaudited pro forma combined financial information for the three and six months ended June 30, 1999 was as follows (in millions, except per share data):


                                                                    Three Months          Six Months
                                                                        Ended               Ended
                                                                      June 30,             June 30,
                                                                        1999                 1999
                                                                   ----------------    -----------------

                Net revenues...................................       $     837.5          $  1,661.0
                Net loss.......................................              (8.9)               (0.6)

                Basic and diluted earnings per common share:
                Net loss.......................................       $     (0.21)         $    (0.02)
                Weighted average common shares
                     outstanding...............................              43.2                43.1


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

3.   INTEGRATION OF SBCL AND QUEST DIAGNOSTICS BUSINESSES

     During the fourth quarter of 1999, Quest Diagnostics finalized its plan related to the integration of SBCL into Quest Diagnostics' laboratory network. The plan focuses principally on laboratory consolidations in geographic markets currently served by more than one of the Company's laboratories, and redirecting testing volume within the Company's national network to provide more local testing and improve customer service. The Company is not exiting any geographic markets as a result of the plan. Employee groups to be impacted as a result of these actions include those involved in the collection and testing of specimens, as well as administrative and other support functions. During the fourth quarter of 1999, the Company recorded the estimated costs associated with these activities for 1999 and 2000 relative to the integration plan. The majority of these integration costs were related to employee severance, contractual obligations associated with leased facilities and equipment, and the write-off of fixed assets which management believes will have no future economic benefit upon combining the operations. Integration costs related to planned activities affecting SBCL's operations and employees were recorded as a cost of the acquisition. Integration costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees were recorded as a charge to earnings in the fourth quarter of 1999.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


     The following table summarizes the Company's accruals for integration costs affecting the acquired business of SBCL (in millions):

                                                                           Costs of
                                                         Employee           Exiting
                                                         Severance          Leased
                                                           Costs          Facilities          Other            Total
                                                           ----           ----------          -----            -----

Balance, December 31, 1999...........................     $  32.4           $   5.5          $   7.8           $  45.7
Amounts utilized in 2000.............................        (6.3)             (0.8)            (2.9)            (10.0)
                                                          -------           -------          -------           -------
Balance, June 30, 2000...............................     $  26.1           $   4.7          $   4.9           $  35.7
                                                          =======           =======          =======           =======

     The following table summarizes the Company's accruals for restructuring costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees (in millions):


                                                                           Costs of
                                                         Employee           Exiting
                                                         Severance          Leased
                                                           Costs          Facilities          Other            Total
                                                           -----          ----------          -----            -----

Balance, December 31, 1999...........................     $  20.9           $   8.9          $   0.8           $  30.6
Amounts utilized in 2000.............................        (4.4)             (0.3)              -               (4.7)
                                                          -------           -------          ------            -------
Balance, June 30, 2000...............................     $  16.5           $   8.6          $   0.8           $  25.9
                                                          =======           =======          =======           =======

     Approximately 550 employees had been severed in connection with integration activities through June 30, 2000, including approximately 400 employees severed during the six months ended June 30, 2000.

     As of June 30, 2000, the Company had completed approximately one third of its planned specimen movements throughout its national laboratory network, including laboratory consolidations in the Boston, Detroit, Baltimore and Cleveland metropolitan areas. In addition, integration activities are underway in other markets. Many of these activities are related to the previously announced plan to reduce capacity in markets served by more than one of the Company's laboratories with the remainder primarily focused on the redirecting of specimens to provide more local testing and improve customer service.

     While a significant portion of the remaining accruals associated with the SBCL integration plan are expected to be paid in 2000, there are certain severance and facility related exit costs, principally lease obligations, that have payment terms extending beyond 2000.

4.   PROVISION FOR SPECIAL CHARGES

     During the second quarter of 2000, the Company recorded a net special charge of $2.1 million. Of the special charge, $13.4 million represented the costs to cancel certain contracts that management believed were not economically viable as a result of the SBCL acquisition. These costs were principally associated with the cancellation of a co-marketing agreement for clinical trials testing services. These charges were in large part offset by a reduction in reserves attributable to a favorable resolution of outstanding claims for reimbursements associated with billings of certain tests (see Note
5).

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

5.   COMMITMENTS AND CONTINGENCIES

     The Company has entered into several settlement agreements with various governmental and private payers during recent years relating to industry-wide billing and marketing practices that had been substantially discontinued by early 1993. At present, government investigations of certain practices by Nichols Institute, a clinical laboratory company acquired in 1994, are ongoing. In addition, the Company is aware of several pending lawsuits filed under the qui tam provisions of the civil False Claims Act and has received notices of private claims relating to billing issues similar to those that were the subject of prior settlements with various governmental payers. Several of the cases involve the operations of SBCL prior to the closing of the SBCL acquisition.

     In March 1997, a former subsidiary of Damon Corporation ("Damon"), an independent clinical laboratory acquired by Corning and contributed to Quest Diagnostics in 1993, was served a complaint in a purported class action. Quest Diagnostics was added to the complaint by the plaintiffs in August 1999. The complaint asserted claims relating to private reimbursement of billings that were similar to those that were part of a prior government settlement. The Company entered into a settlement agreement which received the final approval of the court on July 14, 2000. The final settlement releases the Company and all of its subsidiaries, other than SBCL, from potential private claims related to the reimbursement of billings that were the subject of the lawsuit. During the second quarter of 2000, the Company recorded a reduction in reserves attributable to the favorable resolution of this matter (see Note 4).

     Corning has agreed to indemnify the Company against all monetary settlements for any governmental claims relating to the billing practices of the Company and its predecessors based on investigations that were pending on December 31, 1996. Corning also agreed to indemnify the Company in respect of private claims relating to indemnified or previously settled government claims that alleged overbillings by Quest Diagnostics or any of its existing subsidiaries for services provided before January 1, 1997. Corning will indemnify Quest Diagnostics in respect of private claims for 50% of the aggregate of all judgment or settlement payments made by December 31, 2001 that exceed $42 million. The 50% share will be limited to a total amount of $25 million and will be reduced to take into account any deductions or tax benefits realized by Quest Diagnostics. At June 30, 2000, the receivable from Corning totaled $14 million which is management's best estimate of amounts which are probable of being received from Corning to satisfy the remaining indemnified governmental claims on an after-tax basis.

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

     SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after-tax basis, against monetary payments for governmental claims or investigations, relating to the billing practices of SmithKline Beecham and its affiliates, that have been settled before, or are pending as of, the closing date of the SBCL acquisition. SmithKline Beecham has also agreed to indemnify Quest Diagnostics, on an after-tax basis, against monetary payments to private payers, relating to or arising out of the pending governmental claims. The indemnification with respect to governmental claims is for 100% of those claims. SmithKline Beecham will indemnify Quest Diagnostics, in respect of private claims for: 100% of those claims, up to an aggregate amount of $80 million; 50% of those claims to the extent the aggregate amount exceeds $80 million but is less than $130 million; and 100% of such claims to the extent the aggregate amount exceeds $130 million. The indemnification also covers 80% of out-of-pocket costs and expenses relating to investigations of the claims indemnified against by

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

SmithKline Beecham. In addition, SmithKline Beecham has agreed to indemnify the Company against all monetary payments relating to professional liability claims of SBCL for services provided prior to the closing of the SBCL acquisition.

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

     Of the total amount due from SmithKline Beecham at June 30, 2000 of $67 million, $56 million related to indemnified billing, professional liability and other claims discussed above, and represented management's best estimate of the amounts which are probable of being received from SmithKline Beecham to satisfy the indemnified claims on an after-tax basis. The estimated reserves and the related receivable due from SmithKline Beecham may be subject to change as additional information regarding the outstanding claims is gathered and evaluated.

     At June 30, 2000 recorded reserves, relating primarily to billing claims including those indemnified by Corning and SmithKline Beecham, approximated $90 million including $2 million in other long-term liabilities. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues would have a material adverse effect on its overall financial condition.

     The Company had been named as a defendant in a lawsuit filed in England, alleging that the Company had breached a co-marketing agreement of clinical trials testing services. During the second quarter of 2000, the Company and plaintiff settled this matter and canceled the agreement. As a result, during the second quarter of 2000, the Company recorded a special charge of $9.9 million related to the cancellation of the agreement (see Note 4).

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


6.   COMMON STOCKHOLDERS' EQUITY

     Changes in common stockholders' equity for the six months ended June 30, 2000 were as follows:

                                                                                            Accumulated
                                              Additional                                       Other          Compre-
                                   Common       Paid-In      Accumulated     Unearned      Comprehensive      hensive
                                    Stock       Capital        Deficit     Compensation        (Loss)         Income
                                  ---------- -------------- -------------- -------------- --------------     ---------
BALANCE,
   DECEMBER 31, 1999               $   444    $1,502,551      $ (627,045)    $ (11,438)       $ (2,450)
Net income                                                        47,977                                     $ 47,977
Other comprehensive loss                                                                          (480)          (480)
                                                                                                             --------
Comprehensive income                                                                                         $ 47,497
                                                                                                             ========
Preferred dividends declared                                         (58)
Issuance of common stock under
  benefit plans (752 common
  shares)                                7        38,417                       (27,106)
Exercise of options (657 common
  shares)                                6         7,795
Shares to cover employee
  payroll tax withholdings on
  exercised options (142 common                   (8,098)
  shares)                               (1)
Tax benefits associated with
  stock-based compensation plans                  10,786
Amortization of unearned
  compensation                                                                   9,010
------------------------------------------------------------------------------------------------------
BALANCE,
   JUNE 30, 2000                   $   456    $1,551,451      $ (579,126)    $ (29,534)       $ (2,930)
                                   ===================================================================

     During the six months ended June 30, 2000, 142 thousand common shares were surrendered to cover employee payroll tax withholdings related to the exercise of stock options. For reporting purposes, these shares were accounted for as treasury purchases which were immediately retired.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


     Changes in common stockholders' equity for the six months ended June 30, 1999 were as follows:

                                                                                            Accumulated
                                                                                               Other
                                              Additional                                   Comprehensive                 Compre-
                                   Common       Paid-In      Accumulated     Unearned         Income       Treasury      hensive
                                    Stock       Capital        Deficit     Compensation       (Loss)         Stock       Income
                                  ---------- -------------- -------------- --------------  --------------  ---------  -------------

BALANCE,
   DECEMBER 31, 1998               $   302    $1,201,006      $ (623,514)    $  (3,895)       $ (3,038)  $ (3,931)
Net income                                                        20,520                                                $ 20,520
Other comprehensive income                                                                       3,471                     3,471
                                                                                                                        --------
Comprehensive income                                                                                                    $ 23,991
                                                                                                                        ========
Preferred dividends declared                                         (57)
Purchases of treasury shares (60
  shares)                                                                                                  (1,103)
Issuance of common stock under
  benefit plans (274 treasury
  shares and 58 common shares)           1         1,720                          (137)                     5,034
Exercise of options (60 common
  shares)                                1           990
Tax benefits associated with
  stock-based compensation
  plans                                              152
Adjustment to Corning
  receivable                                      (1,985)
Amortization of unearned
  compensation                                                                   1,281
---------------------------------------------------------------------------------------------------------------------

BALANCE,
   JUNE 30, 1999                   $   304    $1,201,883      $ (603,051)    $  (2,751)       $    433   $   -
                                   ==================================================================================

7.   SUBSEQUENT EVENTS

     On July 21, 2000, the Company completed a $256 million receivables-backed financing transaction ("Receivables Financing"), the proceeds of which were used to pay down loans currently outstanding under the Credit Agreement. Approximately $48 million was used to completely repay amounts outstanding under the capital markets loan, with the remainder primarily used to repay amounts outstanding under the term loans, effectively lowering the borrowing costs under the Credit Agreement. In addition, the repayment of the capital markets loan also reduces the borrowing spreads on all remaining term loans under the Credit Agreement. The Receivables Financing facility was provided on an uncommitted basis by Blue Ridge Asset Funding Corporation, a commercial paper funding vehicle administered by Wachovia Bank, N.A. and with a back-up facility provided on a committed basis by Wachovia Bank, N.A. The Receivables Financing has an initial term of three years, unless extended or terminated early due to default or termination of liquidity commitments to Blue Ridge Asset Funding Corporation.

     In addition, in order to complete the Receivables Financing, an amendment to the indenture governing the Company's 10 3/4% senior subordinated notes was required. The Company obtained the required consents from the noteholders to approve the amendments, effective as of July 21, 2000.

     Subsequent to June 30, 2000, the Company has invested approximately $15 million in companies that are engaged in the development of innovative medical technologies and Internet-based solutions to provide electronic medical records products.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


8.   SUMMARIZED FINANCIAL INFORMATION

     The Company's 10 3/4% senior subordinated notes due 2006 are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by substantially all of the Company's wholly-owned, domestic subsidiaries ("Subsidiary Guarantors"). The non-guarantor subsidiaries are foreign and less than wholly-owned subsidiaries.

     The following condensed consolidating financial data illustrates the composition of the combined guarantors. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial condition of the Subsidiary Guarantors. The following condensed consolidating financial data includes SBCL as a Subsidiary Guarantor for periods subsequent to the closing of the acquisition (see Note 2).

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)



CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2000

                                                                                Non-
                                                              Subsidiary     Guarantor
                                                 Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                 ------       ----------    ------------   ------------   ------------
Net revenues................................   $   348,226    $ 1,335,322    $    51,044    $        --    $ 1,734,592

Costs and expenses:
   Cost of services.........................       216,558        791,893         41,023             --      1,049,474
   Selling, general and administrative......       152,413        336,925         13,343             --        502,681
   Interest expense, net....................         7,144         52,633            190             --         59,967
   Amortization of intangible assets........         2,856         20,808            230             --         23,894
   Provision for special charges ...........         2,100             --             --             --          2,100
   Royalty (income) expense.................       (38,405)        38,405             --             --             --
   Other, net...............................           120           (160)         3,107             --          3,067
                                               -----------    -----------    -----------    -----------    -----------
     Total..................................       342,786      1,240,504         57,893             --      1,641,183
                                               -----------    -----------    -----------    -----------    -----------
Income (loss) before taxes..................         5,440         94,818         (6,849)            --         93,409
Income tax expense (benefit)................         4,187         43,936         (2,691)            --         45,432
Equity earnings from subsidiaries...........        46,724             --             --        (46,724)            --
                                               -----------    -----------    -----------    -----------    -----------
Net income (loss)...........................   $    47,977    $    50,882    $    (4,158)   $   (46,724)   $    47,977
                                               ===========    ===========    ===========    ===========    ===========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 1999


                                                                                Non-
                                                              Subsidiary     Guarantor
                                                 Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                 ------       ----------    ------------   ------------   ------------
Net revenues................................   $   316,205    $   415,899    $    43,771    $        --    $   775,875


Costs and expenses:
   Cost of services.........................       205,077        242,116         26,285             --        473,478
   Selling, general and administrative......       116,408        106,582         14,841             --        237,831
   Interest expense, net....................         2,543          9,387            437             --         12,367
   Amortization of intangible assets........         3,821          6,292            200             --         10,313
   Royalty (income) expense.................       (35,480)        35,480             --             --             --
   Other, net...............................          (372)            49          3,624             --          3,301
                                               -----------    -----------    -----------    -----------    -----------
     Total..................................       291,997        399,906         45,387             --        737,290
                                               -----------    -----------    -----------    -----------    -----------
Income (loss) before taxes..................        24,208         15,993         (1,616)            --         38,585
Income tax expense..........................         8,634          8,961            470             --         18,065
Equity earnings from subsidiaries...........         4,946             --             --         (4,946)            --
                                               -----------    -----------    -----------    -----------    -----------
Net income (loss)...........................   $    20,520    $     7,032    $    (2,086)   $    (4,946)   $    20,520
                                               ===========    ===========    ===========    ===========    ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING BALANCE SHEET
JUNE 30, 2000

                                                                                Non-
                                                              Subsidiary     Guarantor
                                                 Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                 ------       ----------    ------------   ------------   ------------
ASSETS

Current assets:
  Cash and cash equivalents................. $          --   $    91,196     $     8,231    $        --   $     99,427
  Accounts receivable, net..................        89,787       389,142          26,023             --        504,952
  Other current assets......................       109,922       227,004          14,389             --        351,315
                                             -------------   -----------     -----------    -----------   ------------
   Total current assets                            199,709       707,342          48,643             --        955,694
Property, plant and equipment, net..........       113,746       298,877          12,420             --        425,043
Intangible assets, net .....................       157,097     1,254,659           2,149             --      1,413,905
Intercompany (payable) receivable...........       (17,029)       49,172         (32,143)            --             --
Investment in subsidiaries..................       899,887            --              --       (899,887)            --
Other assets................................        30,913        86,723          24,622             --        142,258
                                             -------------   -----------     -----------    -----------   ------------
  Total assets.............................. $   1,384,323   $ 2,396,773     $    55,691    $  (899,887)  $  2,936,900
                                             =============   ===========     ===========    ===========   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable and accrued expenses..... $     241,132   $   406,425     $    18,234    $        --   $    665,791
  Current portion of long-term debt.........         5,086        44,521             441             --         50,048
                                             -------------   -----------     -----------    -----------   ------------
   Total current liabilities................       246,218       450,946          18,675             --        715,839
Long-term debt..............................       172,317       967,143           4,921             --      1,144,381
Other liabilities...........................        24,471       101,783           9,109             --        135,363
Preferred stock.............................         1,000            --              --             --          1,000
Common stockholders' equity.................       940,317       876,901          22,986       (899,887)       940,317
                                             -------------   -----------     -----------    -----------   ------------
  Total liabilities and stockholders' equity $   1,384,323   $ 2,396,773     $    55,691    $  (899,887)  $  2,936,900
                                             =============   ===========     ===========    ===========   ============

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1999

                                                                                Non-
                                                              Subsidiary     Guarantor
                                                 Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                 ------       ----------    ------------   ------------   ------------
ASSETS

Current assets:
  Cash and cash equivalents.................   $         -    $    18,864    $     8,420    $        --    $    27,284
  Accounts receivable, net..................        68,941        455,503         14,812             --        539,256
  Other current assets......................       113,539        185,438          7,144             --        306,121
                                               -----------    -----------    -----------    -----------    -----------
   Total current assets.....................       182,480        659,805         30,376             --        872,661
Property, plant and equipment, net..........       111,411        302,268         14,299             --        427,978
Intangible assets, net .....................       161,438      1,274,202            242             --      1,435,882
Intercompany (payable) receivable...........       (43,291)        56,798        (13,507)            --             --
Investment in subsidiaries..................       853,865             --             --       (853,865)            --
Other assets................................        11,850        106,952         23,158             --        141,960
                                               -----------    -----------    -----------    -----------    -----------
   Total assets.............................   $ 1,277,753    $ 2,400,025    $    54,568    $  (853,865)   $ 2,878,481
                                               ===========    ===========    ===========    ===========    ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses.....   $   192,679    $   449,372    $    13,758    $        --    $   655,809
  Current portion of long-term debt.........         4,635         40,369            431             --         45,435
                                               -----------    -----------    -----------    -----------    -----------
   Total current liabilities................       197,314        489,741         14,189             --        701,244
Long-term debt..............................       176,601        991,396          3,445             --      1,171,442
Other liabilities...........................        40,776         92,870          9,087             --        142,733
Preferred stock.............................         1,000             --             --             --          1,000
Common stockholders' equity.................       862,062        826,018         27,847       (853,865)       862,062
                                               -----------    -----------    -----------    -----------    -----------
   Total liabilities and stockholders'         $ 1,277,753    $ 2,400,025    $    54,568    $  (853,865)   $ 2,878,481
   equity...................................   ===========    ===========    ===========    ===========    ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)



CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2000

                                                                                    Non-
                                                                  Subsidiary     Guarantor
                                                     Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                     ------       ----------    ------------   ------------   ------------
Cash flows from operating activities:
Net income (loss).............................   $    47,977    $    50,882    $    (4,158)    $  (46,724)    $   47,977
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
   Depreciation and amortization..............        20,502         45,340          1,522             --         67,364
   Provision for doubtful accounts............        17,347        105,616          1,252             --        124,215
   Provision for special charges .............         2,100             --             --             --          2,100
   Other, net.................................       (28,900)        (5,979)         3,520         46,724         15,365
   Changes in operating assets and liabilities       (38,363)       (83,693)         5,012             --       (117,044)
                                                 -----------    -----------      ---------    -----------    -----------
Net cash provided by operating
   activities.................................        20,663        112,166          7,148             --        139,977
Net cash used in investing activities.........       (24,241)       (21,665)        (1,094)          (966)       (47,966)
Net cash provided by (used in) financing
 activities...................................         3,578        (18,169)        (6,243)           966        (19,868)
                                                 -----------    -----------    -----------    -----------     ----------
Net change in cash and cash equivalents.......            --         72,332           (189)            --         72,143
Cash and cash equivalents, beginning of year..            --         18,864          8,420             --         27,284
                                                 -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents, end of period......   $        --    $    91,196    $     8,231    $        --    $    99,427
                                                 ===========    ===========    ===========    ===========    ===========


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 1999

                                                                                   Non-
                                                                 Subsidiary     Guarantor
                                                    Parent       Guarantors    Subsidiaries   Eliminations   Consolidated
                                                    ------       ----------    ------------   ------------   ------------

Cash flows from operating activities:
Net income (loss).............................   $    20,520    $     7,032    $    (2,086)   $    (4,946)   $    20,520
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
   Depreciation and amortization..............        15,479         15,773          1,894             --         33,146
   Provision for doubtful accounts............        19,319         18,875          2,048             --         40,242
   Other, net.................................         3,817            985          1,188          4,946         10,936
   Changes in operating assets and liabilities       (56,532)           448          3,846             --        (52,238)
                                                 -----------    -----------    -----------    -----------    -----------
Net cash provided by operating activities.....         2,603         43,113          6,890             --         52,606
Net cash used in investing activities.........       (26,008)        (9,704)          (241)            --        (35,953)
Net cash used in financing activities.........       (32,961)       (32,276)        (5,846)            --        (71,083)
                                                 -----------    -----------    -----------    -----------    -----------
Net change in cash and cash equivalents.......       (56,366)         1,133            803             --        (54,430)
Cash and cash equivalents, beginning of year..       190,606          8,206          4,096             --        202,908
                                                 -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents, end of period......   $   134,240    $     9,339    $     4,899    $        --    $   148,478
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

INTEGRATION OF SBCL AND QUEST DIAGNOSTICS BUSINESSES

     During the fourth quarter of 1999, Quest Diagnostics finalized its plan related to the integration of SBCL into Quest Diagnostics' laboratory network. The plan focuses principally on laboratory consolidations in geographic markets currently served by more than one of the Company's laboratories, and redirecting testing volume within the Company's national network to provide more local testing and improve customer service. The Company is not exiting any geographic markets as a result of the plan. Employee groups to be impacted as a result of these actions include those involved in the collection and testing of specimens, as well as administrative and other support functions. During the fourth quarter of 1999, the Company recorded the estimated costs associated with these activities for 1999 and 2000 relative to the integration plan. The majority of these integration costs were related to employee severance, contractual obligations associated with leased facilities and equipment, and the write-off of fixed assets which management believes will have no future economic benefit upon combining the operations. Integration costs related to planned activities affecting SBCL's operations and employees were recorded as a cost of the acquisition. Integration costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees were recorded as a charge to earnings in the fourth quarter of 1999.

     Through the end of June 2000, the Company had completed approximately one third of its planned specimen movements throughout its national laboratory network, and expects that 70% to 80% of the planned volume transitions will be completed by the end of 2000.* As of June 30, 2000, the Company had completed the laboratory consolidations in the Boston, Detroit, Baltimore and Cleveland metropolitan areas. In addition, integration activities are underway in other markets. Many of these activities are related to the previously announced plan to reduce capacity in markets served by more than one of the Company's laboratories with the remainder primarily focused on the redirecting of specimens to provide more local testing and improve customer service.

     Total integration costs related to SBCL's employees and operations paid through June 30, 2000 totaled $11.5 million, including $10.0 million paid during the six months ended June 30, 2000. Of the total amount paid during the six months ended June 30, 2000, $6.3 million represented employee severance benefits. The remaining portion primarily represented amounts paid in conjunction with the cancellation of a supplier contract and leasing obligations for facilities and equipment.

     Total integration costs related to Quest Diagnostics' employees and operations paid through June 30, 2000 totaled $7.2 million, including $4.7 million paid during the six months ended June 30, 2000. Of the total amount paid during the six months ended June 30, 2000, $4.4 million represented employee severance benefits.

     Through June 30, 2000, approximately 550 employees had been severed in connection with the integration activities, including approximately 400 employees severed during the six months ended June 30, 2000.

     While a significant portion of the remaining accruals associated with the SBCL integration plan are expected to be paid in 2000, there are certain severance and facility related exit costs, principally lease obligations, that have payment terms extending beyond 2000. Management believes that the costs to integrate the SBCL business into Quest Diagnostics will be funded primarily through cash flows from operations.*

     Management anticipates that additional charges may be recorded in the latter part of 2000 or early 2001 associated with further consolidating the operations of SBCL beyond 2000. These charges cannot be estimated at this time, but would be expected to be funded by cash from operations.*

     Previously, management had estimated that the Company would achieve at least $100 million of annual net synergies after three years. The original estimate included approximately $50 million of anticipated negative impacts primarily associated with pricing differences between Quest Diagnostics and SBCL. Management currently believes that significant revenue reductions, as a result of pricing differences, will not materialize.* As such, management has revised the Company's synergy estimate to $150 million of annual net cost reductions, to be achieved over the next several years.* Through the second quarter of 2000, the Company had achieved approximately $15 million of cost reduction synergies. For the full year 2000, management estimates that the Company will realize approximately $50 million of cost reduction synergies.*

-------------------------



*This is a forward-looking statement. See Item 1. "Business-Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1999 Annual Report on Form 10-K

     The Company is committed to providing the highest levels of customer service during and after the integration of SBCL. While no significant service disruptions have occurred to date, the process of combining operations could cause an interruption of, or a deterioration in, services which could result in a customer's decision to stop using Quest Diagnostics for clinical laboratory testing. Management believes that the successful implementation of the SBCL integration plan and the Company's unique value proposition based on expanded patient access, its broad testing capabilities and most importantly, the quality of the services it provides, will mitigate customer attrition.*

RESULTS OF OPERATIONS

     The following table summarizes the Company's unaudited historical and pro forma results of operations for the three and six months ended June 30, 2000 and 1999 (in thousands, except per share data):

                                                THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                                          --------------------------------------    --------------------------------------------
                                                 HISTORICAL           PRO FORMA              HISTORICAL              PRO FORMA
                                          ------------------------    ----------    ----------------------------     -----------
                                             2000          1999          1999          2000              1999            1999
                                          ----------    ----------    ----------    -----------        ---------     -----------
NET REVENUES                              $  877,113    $  394,034    $  837,533    $ 1,734,592        $ 775,875     $ 1,660,983
                                          ----------    ----------    ----------    -----------        ---------     -----------

COSTS AND EXPENSES:
   Cost of services                          520,437      236,071        550,661      1,049,474          473,478       1,087,801
   Selling, general and administrative       252,846      121,230        239,200        502,681          237,831         464,725
   Interest expense, net                      30,204        5,008         29,723         59,967           12,367          61,403
   Amortization of intangible assets          11,954        5,219         10,982         23,894           10,313          21,838
   Provision for special charges               2,100            -         15,813          2,100                -          15,813
   Minority share of income                    3,240        1,471          1,471          5,376            2,601           2,601
   Other, net                                 (1,881)         528            126         (2,309)             700             132
                                          ----------    ----------    ----------    -----------        ---------     -----------
     Total                                   818,900      369,527        847,976      1,641,183          737,290       1,654,313
                                          ----------    ----------    ----------    -----------        ---------     -----------
INCOME (LOSS) BEFORE TAXES                    58,213       24,507        (10,443)        93,409           38,585           6,670
INCOME TAX EXPENSE (BENEFIT)                  28,045       11,420         (1,573)        45,432           18,065           7,312
                                          ----------    ----------    ----------    -----------        ---------     -----------
NET INCOME (LOSS)                         $   30,168    $  13,087     $   (8,870)   $    47,977        $  20,520     $      (642)
                                          ==========    =========     ==========    ===========        =========     ===========

BASIC NET INCOME (LOSS) PER
   COMMON SHARE                           $     0.68    $    0.44     $    (0.21)   $      1.08        $    0.69     $     (0.02)

DILUTED NET INCOME (LOSS) PER
   COMMON SHARE                           $     0.64    $    0.43     $    (0.21)   $      1.03        $    0.67     $     (0.02)

CASH EARNINGS PER DILUTED
   COMMON SHARE                           $     0.90    $    0.57     $     0.24    $      1.53        $    0.95     $      0.65

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC                        44,577       29,920         43,248         44,354           29,819          43,146

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED                      46,981       30,729         43,933         46,299           30,505          43,720

ADJUSTED EBITDA                           $  127,844    $  46,178     $   85,016    $   227,370        $  84,097     $   165,683


-------------------------------
*This is a forward-looking statement. See Item 1. "Business-Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1999 Annual Report on Form 10-K

HISTORICAL RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 1999

     Net income for the three months ended June 30, 2000 increased to $30.2 million from $13.1 million for the three months ended June 30, 1999. For the six months ended June 30, 2000, net income increased to $48.0 million from $20.5 million for the prior year period. Net income for the three and six months ended June 30, 2000 included net special charges of $2.1 million ($1.3 million, net of tax). Net income for the three months ended June 30, 2000 included $3.1 million of costs ($1.9 million, net of tax) related to the SBCL integration, which were included in operating costs and expensed as incurred. For the six months ended June 30, 2000, such costs amounted to $4.5 million ($2.7 million, net of tax). Net income for the three and six months ended June 30, 1999 included a $1.9 million interest refund ($1.2 million, net of tax) associated with a favorable state tax settlement.

     Results for the three and six months ended June 30, 2000 and 1999 included the effects of testing performed by third parties under the Company's laboratory network management arrangements. As laboratory network manager, Quest Diagnostics included in its consolidated revenues and expenses the cost of testing performed by third parties. This treatment added $14.4 million and $15.4 million to both reported revenues and cost of services for the three months ended June 30, 2000 and 1999, respectively, and added $46.8 million and $32.8 million to both reported revenues and cost of services for the six months ended June 30, 2000 and 1999, respectively. This treatment also serves to increase cost of services as a percentage of net revenues and decrease selling, general and administrative expenses as a percentage of net revenues. During the first quarter of 2000, the Company and Aetna US Healthcare terminated a laboratory network management arrangement, and entered into a new non-exclusive contract under which the Company will no longer be responsible for the cost of testing performed by third parties. As a result, effective April 1, 2000, net revenues and cost of services no longer included the cost of testing performed by third parties under the terminated laboratory network management contract with Aetna US Healthcare.

     RECLASSIFICATIONS

     During the fourth quarter of 1999, the Company reclassified certain expense items, primarily related to a portion of occupancy costs and professional liability insurance expense, from selling, general and administrative expenses to cost of services, to better reflect the cost of performing testing. The amounts reclassified from selling, general and administrative expenses for the three and six months ended June 30, 1999 were $10.4 million and $20.8 million, respectively.

     NET REVENUES

     Net revenues for the three and six months ended June 30, 2000 increased $483.1 million and $958.7 million, respectively, over the prior year periods, primarily due to the acquisition of SBCL.

     OPERATING COSTS AND EXPENSES

     Total operating costs for the three and six months ended June 30, 2000 increased from the year earlier period, primarily due to the acquisition of SBCL. Operating costs and expenses for the three and six months ended June 30, 2000 included $3.1 million and $4.5 million, respectively, of integration related costs which were expensed as incurred. Management anticipates that during the remainder of 2000, the Company will incur additional costs of approximately $5 to $10 million relative to the integration plan which will be expensed as incurred.* These costs are primarily related to equipment and employee relocation costs, professional and


---------------------------------
*This is a forward-looking statement. See Item 1. "Business-Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1999 Annual Report on Form 10-K consulting fees, company identification and signage costs and the amortization of stock-based employee compensation related to the special recognition awards of the Company's common stock granted in the fourth quarter of 1999.

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

     Cost of services include the costs of obtaining, transporting and testing specimens. While cost of services for the three months ended June 30, 2000 remained essentially unchanged from the prior year period at 58.7% of net revenues, it decreased from 60.2% in the first quarter of 2000, primarily due to an increase in average revenue per requisition. For the six months ended June 30, 2000, cost of services as a percentage of net revenues was 59.4% and approximated the same level of a year ago.

     Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased during the three months ended June 30, 2000 as a percentage of net revenues to 29.3% from 32.0% in the prior year period. For the six months ended June 30, 2000 selling, general and administrative expenses decreased as a percentage of net revenues to 29.8% from 32.0% in the prior year period. These decreases were primarily attributable to the impact of the SBCL acquisition which enabled the Company to leverage certain of its fixed costs across a larger revenue base. During the second quarter of 2000, bad debt expense was 7.1% of net revenues, compared to 5.3% of net revenues a year ago. For the six months ended June 30, 2000, bad debt expense was 7.4% of net revenues, compared to 5.4% of net revenues in the prior year. The increase in bad debt expense was principally attributable to SBCL's collection experience, which is less favorable than Quest Diagnostics' historical experience. A significant portion of the difference is due to Quest Diagnostics' processes in the billing area, most notably the processes around the collection of diagnosis, patient and insurance information necessary to effectively bill for services performed. While bad debt expense for the second quarter of 2000 increased compared to the second quarter of 1999, it decreased from 7.6% of net revenues for the first quarter of 2000. Based on prior experience as well as the sharing of internal best practices in the billing functions, the Company believes that substantial opportunities exist to improve SBCL's collection experience.*

     INTEREST EXPENSE, NET

     Net interest expense for the three and six months ended June 30, 2000 increased from the prior year periods by $25.2 million and $47.6 million, respectively. Included in net interest expense for the three and six months ended June 30, 1999 was a $1.9 million interest refund associated with a favorable state tax settlement. The remaining increases were principally attributable to the amounts borrowed under the Credit Agreement in conjunction with the SBCL acquisition.

     AMORTIZATION OF INTANGIBLE ASSETS

     Amortization of intangible assets for the three and six months ended June 30, 2000 increased from the prior year periods by $6.8 million and $13.6 million, respectively, principally as a result of the SBCL acquisition.

---------------------------------
*This is a forward-looking statement. See Item 1. "Business-Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1999 Annual Report on Form 10-K

     PROVISION FOR SPECIAL CHARGES

     During the second quarter of 2000, the Company recorded a net special charge of $2.1 million. Of the special charge, $13.4 million represented the costs to cancel certain contracts that management believed were not economically viable as a result of the SBCL acquisition. These costs were principally associated with the cancellation of a co-marketing agreement for clinical trials testing services. Management believes that the cancellation of this agreement will not have an adverse effect on net revenues.* These charges were in large part offset by a reduction in reserves attributable to a favorable resolution of outstanding claims for reimbursements associated with billings of certain tests.

     MINORITY SHARE OF INCOME

     Minority share of income for the three and six months ended June 30, 2000 increased from the prior year periods, primarily due to improved performance at the Company's joint ventures.

     INCOME TAXES

     The Company's effective tax rate was significantly impacted by goodwill amortization, the majority of which is not deductible for tax purposes, and had the effect of increasing the overall tax rate. The goodwill associated with the SBCL acquisition further increased the effective tax rate for the three and six months ended June 30, 2000, compared to the prior year periods.

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

     INTEREST RATES

     At June 30, 2000 and December 31, 1999, the fair value of the Company's debt was estimated at approximately $1,193 million and $1,213 million, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At June 30, 2000 and December 31, 1999, the carrying value of the debt exceeded the estimated fair value by approximately $1 million and $4 million, respectively. An assumed 10% increase in interest rates (representing approximately 100 basis points) would potentially reduce the fair value of the Company's debt by approximately $9 million and $10 million, respectively, at June 30, 2000 and December 31, 1999.

     The Company had $1,015 million and $1,036 million of variable interest rate debt outstanding at June 30, 2000 and December 31, 1999, respectively. The Credit Agreement requires the Company to mitigate the risk of changes in interest rates associated with its variable interest rate indebtedness through the use of interest rate swap agreements. Under such arrangements, the Company converts a portion of its variable rate indebtedness to fixed rates based on a notional principal amount. The settlement dates are generally correlated to correspond to the interest payment dates of the hedged debt. During the term of the Credit Agreement, the notional amounts under the interest rate swap agreements, plus the principal amount outstanding of the Company's fixed interest rate indebtedness, must be at least 50% of the Company's net funded debt (as defined in the Credit Agreement). At June 30, 2000 and December 31, 1999, the aggregate notional principal amount under the interest rate swap

---------------------------------
*This is a forward-looking statement. See Item 1. "Business-Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1999 Annual Report on Form 10-K agreements which mature at various dates through November 2002 totaled $410.0 million and $450.0 million, respectively. At June 30, 2000 and December 31, 1999, the estimated fair value of the interest rate swap agreements was approximately $3.9 million and $3.8 million, respectively.

     Based on the Company's overall exposure to interest rate changes, an assumed 10% increase in interest rates applied to the Company's variable rate debt (representing approximately 69 basis points) would result in a $1.4 million reduction in the Company's after-tax earnings and cash flows for the six months ended June 30, 2000 based on debt levels as of June 30, 2000, after considering the impact of interest rate swap agreements. The primary interest rate exposures on the variable interest rate debt are with respect to interest rates on United States dollars as quoted in the London interbank market.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at June 30, 2000 totaled $99.4 million, an increase of $72.1 million from December 31, 1999. Cash flows from operating activities in 2000 provided cash of $140.0 million, which was offset by investing and financing activities which required cash of $67.9 million. The Company maintains zero-balance bank accounts for the majority of its cash disbursements. Prior to the second quarter of 2000, the Company maintained its largest disbursement accounts and primary concentration accounts at the same financial institution, giving that financial institution the legal right of offset. As such, book overdrafts related to the disbursement accounts were offset against cash balances in the concentration accounts for reporting purposes. During the second quarter of 2000, the Company moved its primary concentration account to another financial institution such that no offset existed at June 30, 2000. As a result, book overdrafts in the amount of $46.4 million at June 30, 2000, representing outstanding checks, have been classified as liabilities and not reflected as a reduction of cash at June 30, 2000. Cash and cash equivalents at June 30, 1999 totaled $148.5 million, a decrease of $54.4 million from December 31, 1998. Cash flows from operating activities in 1999 provided cash of $52.6 million, which was offset by investing and financing activities which required cash of $107.0 million including the repayment of $65.0 million of debt, of which $35.0 million was paid ahead of schedule.

     Net cash from operating activities for 2000 was $87.4 million higher than the 1999 level. Of the increase, $46.4 million was due to the impact of accounting for book overdrafts discussed above, and the remaining $41.0 million increase was primarily due to the impact of the SBCL acquisition and improvements in the operating performance of the Company. Excluding the impact of the Company's laboratory network management arrangements, the number of days sales outstanding, a measure of billing and collection efficiency, was 52 days at June 30, 2000, compared to 57 days at December 31, 1999.

     Net cash used in investing activities in 2000 was primarily comprised of capital expenditures, a small investment in a company that is developing Internet-based disease management solutions for physicians and managed care organizations, and another small investment in a company that is developing Internet-based solutions to provide electronic medical records products. Net cash used in investing activities in 1999 consisted primarily of capital expenditures, the payment of transaction costs associated with the acquisition of SmithKline Beecham's clinical laboratory business, investments to fund certain employee benefit plans and contributions to a joint venture in Arizona.

     Net cash used in financing activities for 2000 was principally associated with the scheduled repayment of debt under the Company's Credit Agreement and distributions to minority partners, partially offset by proceeds from the exercise of stock options. Net cash used in financing activities for 1999 primarily consisted of repayments of debt, the majority of which was related to the Company's then existing credit agreement, payments of financing costs associated with the Company's new Credit Agreement and purchases of sixty thousand shares of treasury stock.

     The Company estimates that it will invest approximately $110 million during 2000 for capital expenditures to support its existing operations, principally related to investments in information technology, equipment, and facility upgrades and expansions necessary to accommodate the integration of the SBCL business.* Other than the reduction for outstanding letters of credit, which approximated $17.3 million at June 30, 2000, all of the revolving credit facility under the Credit Agreement was available for borrowing at June 30, 2000.

     On July 21, 2000, the Company completed a $256 million receivables-backed financing transaction ("Receivables Financing"), the proceeds of which were used to pay down loans currently outstanding under the Credit Agreement. Approximately $48 million was used to completely repay amounts outstanding under the capital markets loan, with the remainder primarily used to repay amounts outstanding under the term loans, effectively lowering the borrowing costs under the Credit Agreement. In addition, the repayment of the capital markets loan also reduces the borrowing spreads on all remaining term loans under the Credit Agreement. Management estimates that the impact of this transaction will result in a reduction in annual borrowing costs by approximately $5 million to $7 million.* The Receivables Financing facility was provided on an uncommitted basis by Blue Ridge Asset Funding Corporation, a commercial paper funding vehicle administered by Wachovia Bank, N.A. and with a back-up facility provided on a committed basis by Wachovia Bank, N.A. The Receivables Financing has an initial term of three years, unless extended or terminated early due to default or termination of liquidity commitments to Blue Ridge Asset Funding Corporation.

     In addition, in order to complete the Receivables Financing, an amendment to the indenture governing the Company's 10 3/4% senior subordinated notes (the "Indenture") was required. The Company obtained the required consents from the noteholders to approve the amendments, effective as of July 21, 2000.

     Subsequent to June 30, 2000, the Company has invested approximately $15 million in companies that are engaged in the development of innovative medical technologies and Internet-based solutions to provide electronic medical records products.

     The Company believes that cash from operations coupled with the revolving credit facility under the Credit Agreement will provide sufficient financial flexibility to integrate the operations of Quest Diagnostics and SBCL, to meet seasonal working capital requirements and to fund capital expenditures and additional growth opportunities for the foreseeable future.*

     The Company does not anticipate paying dividends on its common stock in the foreseeable future. The Credit Agreement prohibits the payment of cash dividends on the Company's common stock and the Indenture restricts the Company's ability to pay cash dividends on all classes of stock. These restrictions are primarily based on a percentage of the Company's earnings as defined in the Indenture. Additionally, the Credit Agreement contains various covenants and conditions including the maintenance of certain financial ratios and tests, and restricts the ability of the Company to, among other things, incur additional indebtedness and repurchase shares of its outstanding common stock. At June 30, 2000, the Company is limited in its ability to make certain acquisitions and incur additional indebtedness due to restrictions under the Indenture.

     Management believes that Quest Diagnostics' successful integration of SmithKline Beecham's clinical laboratory business and implementation of its business strategy, together with the indemnifications by Corning and SmithKline Beecham against monetary fines, penalties or losses from outstanding government and other related claims, will enable it to generate strong cash flows.*

---------------------------------
*This is a forward-looking statement. See Item 1. "Business-Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1999 Annual Report on Form 10-K

CASH EARNINGS PER SHARE AND ADJUSTED EBITDA

     Cash earnings per common share is calculated as cash earnings less preferred dividends, divided by diluted weighted average common shares outstanding. Cash earnings represents income (loss) before special charges and amortization of all intangible assets, net of applicable taxes.

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

     Cash earnings per common share for the three months ended June 30, 2000 improved to $0.90 from $0.57 in the prior year period. Cash earnings per common share for the six months ended June 30, 2000 was $1.53, compared to $0.95 for the prior year period. These increases were primarily related to improvements in the operating performance of the Company.

     Adjusted EBITDA represents income before income taxes, net interest expense, depreciation and amortization and special items. For the three and six months ended June 30, 2000, special items included $3.1 million and $4.5 million, respectively, of costs related to the integration of SBCL which were included in operating costs and expensed as incurred, and the provision for special charges of $2.1 million. Adjusted EBITDA is presented and discussed because management believes it is a useful adjunct to net income and other measurements under accounting principles generally accepted in the United States. Additionally, management believes it is a meaningful measure of a leveraged company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to (i) net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

     Excluding the revenue impacts of testing performed by third parties under the Company's laboratory network management arrangements, Adjusted EBITDA for the three months ended June 30, 2000 improved to $127.8 million, or 14.8% of net revenues, from $46.2 million, or 12.2% of net revenues, in the prior year period. Excluding the impact of testing performed by third parties under the Company's laboratory network management arrangements, Adjusted EBITDA for the six months ended June 30, 2000 improved to $227.4 million, or 13.5% of net revenues, from $84.1 million, or 11.3% of net revenues, in the prior year period. The dollar increases in Adjusted EBITDA were principally associated with the SBCL acquisition. The percentage improvements in Adjusted EBITDA were primarily related to improvements in the operating performance of the Company and synergies realized from the acquisition of SBCL.

PRO FORMA COMPARISONS

     The pro forma combined financial information for the three and six months ended June 30, 1999 assumes that the SBCL acquisition and borrowings under the Credit Agreement were effected on January 1, 1999. The SBCL acquisition agreements include a provision for a purchase price adjustment based on an audit of the August 16, 1999 combined balance sheet of SBCL and certain affiliates. Adjustments resulting from this audit, which are subject to resolution as set forth in the SBCL acquisition agreements and are the subject of on-going discussions between the parties, have been recorded in the pro forma combined financial information to the extent that the Company believes they are applicable. The pro forma combined financial information reflects the preliminary allocation of the purchase price. The allocation will be finalized after completion of the valuation of certain assets and liabilities, and the final resolution of the purchase price adjustment. There can be no assurances that the amounts reflected in the pro forma combined financial information will not be subject to change as a result of changes in the allocation of the purchase price, including the resolution of the purchase price adjustment.

     The pro forma combined financial information for the three and six months ended June 30, 1999 is presented for illustrative purposes only to analyze the financial implications of the SBCL acquisition and borrowings under the Credit Agreement. The pro forma combined financial information may not be indicative of the combined financial results of operations that would have been realized had Quest Diagnostics and SBCL been a single entity during the periods presented. In addition, the pro forma combined financial information is not necessarily indicative of the future results that the combined company will experience.

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

     Both pro forma basic and diluted weighted average shares outstanding for the three and six months ended June 30, 1999 have been presented giving effect to the common shares issued to SmithKline Beecham in conjunction with the acquisition of SBCL and shares of common stock granted at the closing of the SBCL acquisition to certain employees.

     HISTORICAL THREE AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH PRO FORMA THREE AND SIX MONTHS ENDED JUNE 30, 1999

     The following discussion and analysis compares the Company's historical results of operations for the three and six months ended June 30, 2000 to the pro forma results of operations for the three and six months ended June 30, 1999, assuming that SBCL had been acquired by Quest Diagnostics on January 1, 1999. All references in this section to the three and six months ended June 30, 2000 refer to the historical results of Quest Diagnostics for such periods. All references in this section to the three and six months ended June 30, 1999 refer to the pro forma results of Quest Diagnostics for such periods.

     Net income for the three months ended June 30, 2000 increased to $30.2 million from a net loss of $8.9 million for the prior year period. Net income for the six months ended June 30, 2000 increased to $48.0 million, compared to a net loss of $0.6 million for the six months ended June 30, 1999. Results for the three and six months ended June 30, 2000 and 1999 included net special charges of $2.1 million and $15.8 million, respectively. In addition, pro forma results for the three and six months ended June 30, 1999 included $19.4 million and $21.1 million, respectively, of incremental expenses recorded in SBCL's historical financial statements prior to the closing of the acquisition, which have not been separately reflected on the face of the pro forma combined income statements. Of these expenses, approximately $5.4 million and $7.1 million, respectively, were associated with losses recorded during the three and six months ended June 30, 1999 related to a customer contract accounted for as a loss contract beginning in the third quarter of 1999. Approximately $7.3 million of these expenses for the three and six months ended June 30, 1999 were associated with two incidents, the costs of which SmithKline Beecham is obligated to indemnify Quest Diagnostics. The most significant of these incidents related to an SBCL employee who allegedly reused certain needles when drawing blood from patients. The remaining expenses of approximately $6.7 million for the three and six months ended
June 30, 1999 primarily resulted from adjustments, recorded by SBCL prior to the acquisition, to accrued liabilities necessary to properly present the closing balance sheet of SBCL. Excluding the impact of the special charges and the incremental expenses discussed above, net income for the three months ended June 30, 2000 and 1999 was $31.4 million and $12.2 million, respectively. For the six months ended June 30, 2000 and 1999, net income before special charges and the incremental expenses discussed above was $49.2 and $21.5 million, respectively. These increases in net income were primarily due to the improved operating performance of the Company, offset by costs related to the integration of SBCL which were incurred and expensed during the three and six months ended June 30, 2000. For the three and six months ended June 30, 2000, these integration costs amounted to $3.1 million and $4.5 million, respectively.

     Results for the three and six months ended June 30, 2000 and 1999 included the effects of testing performed by third parties under the Company's laboratory network management arrangements. As laboratory network manager, Quest Diagnostics included in its consolidated revenues and expenses the cost of testing performed by third parties. This treatment added $14.4 million and $46.8 million, respectively, to both reported revenues and cost of services for the three and six months ended June 30, 2000. For the three and six months ended June 30, 1999, this treatment added $43.1 million and $84.3 million, respectively, to both pro forma revenues and pro forma cost of services. This treatment also serves to increase cost of services as a percentage of net revenues and decrease selling, general and administrative expenses as a percentage of net revenues. During the first quarter of 2000, the Company and Aetna US Healthcare terminated a laboratory network arrangement, and entered into a new non-exclusive contract, effective April 1, 2000, under which the Company will no longer be responsible for the cost of testing performed by third parties.

     NET REVENUES

     Net revenues for the three months ended June 30, 2000 increased by $39.6 million, or 4.7% from the prior year level primarily due to improvements in volume of clinical testing and average revenue per requisition of 5% and 6%, respectively. Net revenues for the six months ended June 30, 2000 increased by $73.6 million or 4.4% from the prior year level primarily due to improvements in volume of clinical testing and average revenue per requisition of 5% and 4%, respectively. Revenue growth for three and six months ended June 30, 2000 was partially offset by accounting for a customer contract as a loss contract beginning in the second half of 1999. In addition, effective April 1, 2000, the cost of testing performed by third parties under the terminated laboratory network management contract with Aetna US Healthcare was no longer included in consolidated revenues and cost of services. Adjusted for these changes, pro forma revenue growth for the three and six months ended June 30, 2000 was 10.5% and 9.2%, respectively, compared to the prior year periods.

     The volume increases in clinical testing were primarily attributable to strong sales to existing and new customers, as a result of improved industry fundamentals as well as the Company's ability to leverage its unique value proposition of offering expanded patient access, broad testing capabilities and superior quality. While the Company's long-standing pricing discipline continued to yield results, other factors that contributed to the increases in average revenue per requisition included modifications to several managed care contracts to more favorable terms, an increase in higher value testing and a shift to greater fee-for-service reimbursement.

     OPERATING COSTS AND EXPENSES

     The following discussion and analysis regarding operating costs, including cost of services, selling, general and administrative expenses and bad debt expense exclude the effect of testing performed by third parties under the Company's laboratory network management arrangements, and the revenues and expenses associated with a customer contract treated as a loss contract, beginning in the third quarter of 1999. Total operating costs for the three and six months ended June 30, 2000 increased by $34.0 million and $82.2 million, respectively, from the year earlier periods principally as a result of the volume increases noted above. Operating costs and expenses for the three and six months ended June 30, 2000 included $3.1 million and $4.5 million, respectively, of integration related costs which were expensed as incurred in 2000. As discussed above, operating costs and expenses for the three and six months ended June 30, 1999 included certain other expense items, recorded in SBCL's historical financial statements prior to the closing of the SBCL acquisition, which have not been separately reflected on the face of the pro forma income statements.

     Cost of services, as a percentage of net revenues, decreased to 58.7% for the three months ended June 30, 2000 from 62.5% for the prior year period. Cost of services for the six months ended June 30, 2000 decreased to 59.4% from 62.3% for the prior year period. These decreases were primarily due to increases in average revenue per requisition, the elimination of the other expense items not separately reflected on the face of the pro forma combined income statements as discussed above and to a lesser extent, the impact of the SBCL integration to date on the cost structure of the Company. These decreases in cost of services were partially offset by an increase in employee compensation costs.

     Selling, general and administrative expenses, as a percentage of net revenues, were 29.3% for the three months ended June 30, 2000, compared to 30.7% in the prior year period. For the six months ended June 30, 2000, selling, general and administrative expenses, as a percentage of net revenues, decreased to 29.8% from 30.2% for the prior year period. These decreases were primarily attributable to improvements in average revenue per requisition and bad debt expense, partially offset by an increase in employee compensation costs and investments related to the Company's electronic commerce strategy. Bad debt expense improved to 7.1% of net revenues for the three months ended June 30, 2000 from 7.6% for the three months ended March 31, 2000 and 7.5% for the prior year period. For the six months ended June 30, 2000, bad debt expense improved to 7.4% of net revenues, compared to 7.6% of net revenues for the prior year period. This progress was primarily due to process improvements in the SBCL billing functions, with particular focus in the areas of obtaining missing information and reducing billing backlogs.

     INTEREST EXPENSE, NET

     Net interest expense increased for the three months ended June 30, 2000 by $0.5 million, compared to the prior year period. Net interest expense for the three and six months ended June 30, 1999 included a $1.9 million interest refund associated with a favorable state tax settlement. Excluding the interest refund in 1999, net interest expense for the three months ended June 30, 2000 decreased by $2.4 million, compared to the prior year period. This reduction was primarily due to lower debt levels in 2000, compared to the prior year period, partially offset by an increase in variable interest rates. Excluding the interest refund in 1999, net interest expense for the six months ended June 30, 2000 decreased by $3.3 million, compared to the prior year period. This reduction was primarily due to the repayment of long term debt under the Credit Agreement between the closing of the SBCL acquisition and the end of the second quarter of 2000, partially offset by an increase in variable interest rates.

     AMORTIZATION OF INTANGIBLE ASSETS

     Amortization of intangible assets for the three and six months ended June 30, 2000 increased from the prior year periods by $1.0 million and $2.1 million, respectively, principally as a result of an adjustment to the purchase price allocation recorded in the third quarter of 1999 primarily associated with SBCL's deferred tax position as of the closing of the acquisition.

     PROVISION FOR SPECIAL CHARGES

     During the second quarter of 2000, the Company recorded a net special charge of $2.1 million. Of the special charge, $13.4 million represented the costs to cancel certain contracts that management believed were not economically viable as a result of the SBCL acquisition. These costs were principally associated with the cancellation of a co-marketing agreement for clinical trials testing services. Management believes that the cancellation of this agreement will not have an adverse effect on net revenues.* These charges were in large part offset by a reduction in reserves attributable to a favorable resolution of outstanding claims for reimbursements associated with billings of certain tests. The special charge in the second quarter of 1999 of $15.8 million was primarily to record (on a pro forma basis) a loss provision to the results of SBCL to reflect a customer contract as a loss contract as of June 30, 1999.

     MINORITY SHARE OF INCOME

     Minority share of income for the three and six months ended June 30, 2000 increased from the prior year periods, primarily due to improved performance at the Company's joint ventures.

     INCOME TAXES

     The Company's effective tax rate was significantly impacted by goodwill amortization, the majority of which is not deductible for tax purposes, and had the effect of increasing the overall tax rate.

     CASH EARNINGS PER SHARE AND ADJUSTED EBITDA

     Pro forma cash earnings per common share is calculated as pro forma cash earnings less preferred dividends, divided by pro forma diluted weighted average common shares outstanding. Cash earnings represents income (loss) before special charges and amortization of all intangible assets, net of applicable taxes, presented on a pro forma basis.

     Cash earnings per common share was $0.90 for the three months ended June 30, 2000, compared to pro forma cash earnings per common share of $0.24 for the prior year period. Cash earnings per common share was $1.53 for the six months ended June 30, 2000, compared to pro forma cash earnings per common share of $0.65 for the prior year period. These increases were primarily related to improvements in the operating performance of the Company and to a lesser extent, the impact of certain incremental expenses which have not been separately reflected on the face of the pro forma combined income statements in 1999.

      Adjusted EBITDA represents income before income taxes, net interest expense, depreciation and amortization and special items. For the three and six months ended June 30, 2000, special items included $3.1 million and $4.5 million, respectively, of costs related to the integration of SBCL which were included in operating expenses and expensed as incurred, and the provision for special charges of $2.1 million. Pro forma Adjusted EDITDA for the three and six months ended June 30, 1999 included $19.4 million and $21.1 million, respectively, of certain incremental expenses not separately reflected on the face of the pro forma combined income statements, as discussed earlier and the provision for special charges of $15.8 million.

     Excluding the revenue impacts of the testing performed by third parties under the Company's laboratory network management arrangements and the loss contract, Adjusted EBITDA for the three months ended June 30, 2000 improved to $127.8 million, or 14.8% of net revenues, compared to pro forma Adjusted EBITDA of

---------------------------------
*This is a forward-looking statement. See Item 1. "Business-Cautionary Statement for Purposes of the 'Safe Harbor' Provisions of the Private Securities Litigation Reform Act of 1995" contained in the Company's 1999 Annual Report on Form 10-K

$85.0 million, or 10.9% of net revenues, in the prior year period. Adjusted EBITDA for the six months ended June 30, 2000 improved to $227.4 million, or 13.5% of net revenues, compared to pro forma Adjusted EBITDA of $165.7 million, or 10.8% of net revenues, in the prior year period. These increases in Adjusted EBITDA were primarily related to improvements in the operating performance of the Company.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company had been named as a defendant in a lawsuit filed in England, alleging that the Company had breached a co-marketing agreement of clinical trials testing services. During the second quarter of 2000, the Company and plaintiff settled this matter and canceled the agreement. See Note 5 of the Notes to Consolidated Financial Statements.

     The Company entered into a settlement agreement, which received the final approval of the court on July 14, 2000, with respect to the pending class action relating to private reimbursement of billings that are similar to those that were the subject of a prior government settlement. See Note 5 of the Notes to Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The annual meeting of stockholders of the Company was held on May 9, 2000. At the meeting the matters described below were approved by the stockholders.

  (b-c) The following nominees for the office of director were elected for terms expiring at the 2002 annual meeting of stockholders, by the following votes:

                                            For                        Withheld
         Kenneth W. Freeman                 40,084,636                 252,244
         Gail R. Wilensky                   40,075,601                 261,279
         John B. Ziegler                    40,080,775                 256,105

         The following persons continue as directors:

         Kenneth D. Brody
         William F. Buehler
         Van C. Campbell
         Mary A. Cirillo
         William R. Grant
         Dan C. Stanzione


         The appointment of PricewaterhouseCoopers LLP as independent accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2000, was approved by the following number of stockholder votes for, against, and abstained:

              For: 40,072,582      Against: 69,339      Abstained: 194,959

         The amendment to Paragraph 11(b) of the Company's Restated Certificate of Incorporation to conform with a recent change to Section 145(d) of the Delaware General Corporation Law was approved by the following number of stockholder votes for, against, and abstained:

              For: 34,234,385      Against: 5,742,230   Abstained:  360,265

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         Exhibit Number      Description
         --------------      ------------
         10.26               Amendment to Employment Agreement between the
                             Company and Kenneth W. Freeman, dated April 11,
                             2000.
         10.27               Form of Supplemental Indenture between Quest
                             Diagnostics Incorporated and The Bank of New York,
                             as Trustee, dated July 21, 2000.
         10.28               Form of Credit and Security Agreement among Quest
                             Diagnostics Receivables Incorporated, Quest
                             Diagnostics Incorporated and Wachovia Bank, N.A.,
                             as Administrative Agent, dated as of July 21, 2000.
         10.29               Receivables Sales Agreement among Quest Diagnostics
                             Incorporated and each of its Direct and Indirect
                             Wholly-Owned Subsidiaries (as the Sellers) and
                             Quest Diagnostics Receivables Incorporated (as the
                             Buyer), dated as of July 21, 2000
         27                  Financial Data Schedule

     (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 26, 2000

Quest Diagnostics Incorporated

By   /s/ Kenneth W. Freeman                 Chairman of the Board and
     -----------------------------          Chief Executive Officer
         Kenneth W. Freeman

By   /s/ Robert A. Hagemann                 Corporate Vice President and
     -----------------------------          Chief Financial Officer
         Robert A. Hagemann