Form 10-Q
period 2000-09-30
QUEST DIAGNOSTICS INC
filed 2000-11-14
CIK 1022079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2000
                         Commission file number 1-12215

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

As of November 10, 2000, there were outstanding 46,201,825 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Index to consolidated financial statements filed as part of this report:


                                                                                                Page

       Consolidated Statements of Operations for the
       Three and Nine Months Ended September 30, 2000 and 1999                                    2

       Consolidated Balance Sheets as of
       September 30, 2000 and December 31, 1999                                                   3

       Consolidated Statements of Cash Flows for the
       Nine Months Ended September 30, 2000 and 1999                                              4

       Notes to Consolidated Financial Statements                                                 5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

       Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                    20

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations"


                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                                          -----------------------------       -----------------------------
                                                                2000          1999                 2000           1999
                                                          -----------------------------       -----------------------------

NET REVENUES .......................................      $   850,236       $   614,842       $ 2,584,828       $ 1,390,717
                                                          -----------       -----------       -----------       -----------

COSTS AND EXPENSES:

   Cost of services ................................          504,742           386,090         1,554,216           859,569
   Selling, general and administrative .............          251,219           176,008           753,900           413,839
   Interest expense, net ...........................           29,463            19,025            89,430            31,392
   Amortization of intangible assets ...............           11,486             7,812            35,380            18,125
   Provision for special charges ...................             --              30,282             2,100            30,282
   Minority share of income ........................            2,110             1,190             7,486             3,791
   Other, net ......................................           (2,803)               (6)           (5,112)              693
                                                          -----------       -----------       -----------       -----------
     Total .........................................          796,217           620,401         2,437,400         1,357,691
                                                          -----------       -----------       -----------       -----------
INCOME (LOSS) BEFORE TAXES AND EXTRAORDINARY LOSS .
                                                               54,019            (5,559)          147,428            33,026
INCOME TAX EXPENSE .................................           25,307             1,698            70,739            19,763
                                                          -----------       -----------       -----------       -----------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS ............           28,712            (7,257)           76,689            13,263
EXTRAORDINARY LOSS, NET OF TAXES ...................             --              (2,139)             --              (2,139)
                                                          -----------       -----------       -----------       -----------
NET  INCOME (LOSS) .................................      $    28,712       $    (9,396)      $    76,689       $    11,124
                                                          ===========       ===========       ===========       ===========

BASIC NET INCOME (LOSS) PER COMMON SHARE:

Income (loss) before extraordinary loss ............      $      0.64       $     (0.20)      $      1.72       $      0.41
Extraordinary loss, net of taxes ...................      $         -       $     (0.06)      $         -       $     (0.07)
Net income (loss) ..................................      $      0.64       $     (0.26)      $      1.72       $      0.34


BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING....           44,972            36,768            44,560            32,134

DILUTED NET INCOME (LOSS) PER COMMON SHARE:

Income (loss) before extraordinary loss ............      $      0.60       $     (0.20)      $      1.64       $      0.40
Extraordinary loss, net of taxes ...................      $      --         $     (0.06)      $      --         $     (0.06)
Net income (loss) ..................................      $      0.60       $     (0.26)      $      1.64       $      0.34

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING .           47,885            37,616            46,828            32,875



The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                                2000             1999
                                                                            ------------     ------------
ASSETS

CURRENT ASSETS:

     Cash and cash equivalents .......................................      $   161,786       $    27,284
     Accounts receivable, net of allowance of $137,955 and $121,550 at
       September 30, 2000 and December 31, 1999, respectively.........          513,391           539,256
     Inventories .....................................................           43,012            52,302
     Deferred taxes on income ........................................          261,759           192,808
     Prepaid expenses and other assets ...............................           69,400            61,011
                                                                            -----------       -----------
         Total current assets ........................................        1,049,348           872,661
PROPERTY, PLANT AND EQUIPMENT, NET ...................................          424,081           427,978
INTANGIBLE ASSETS, NET ...............................................        1,368,713         1,435,882
DEFERRED TAXES ON INCOME .............................................           16,668            36,174
OTHER ASSETS .........................................................          147,344           105,786
                                                                            -----------       -----------
     TOTAL ASSETS ....................................................      $ 3,006,154       $ 2,878,481
                                                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable and accrued expenses ...........................      $   669,774       $   626,485
     Short-term borrowings and current portion of long-term debt .....          282,520            45,435
     Income taxes payable ............................................           34,882            29,324
                                                                            -----------       -----------
         Total current liabilities ...................................          987,176           701,244
LONG-TERM DEBT .......................................................          906,063         1,171,442
OTHER LIABILITIES ....................................................          126,278           142,733
COMMITMENTS AND CONTINGENCIES
PREFERRED STOCK ......................................................            1,000             1,000
COMMON STOCKHOLDERS' EQUITY:
     Common stock, par value $0.01 per share; 100,000 shares
         authorized; 46,112 and 44,353 shares issued at
         September 30, 2000 and December 31, 1999, respectively ......              461               444
     Additional paid-in capital ......................................        1,575,225         1,502,551
     Accumulated deficit .............................................         (550,443)         (627,045)
     Unearned compensation ...........................................          (37,672)          (11,438)
     Accumulated other comprehensive loss ............................           (1,934)           (2,450)
                                                                            -----------       -----------
         Total common stockholders' equity ...........................          985,637           862,062
                                                                            -----------       -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ......................      $ 3,006,154       $ 2,878,481
                                                                            ===========       ===========



The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             2000            1999
                                                                       -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income ......................................................      $    76,689       $    11,124
Adjustments to reconcile net income
to net cash provided by operating activities:

     Extraordinary loss, net of taxes ...........................             --               2,139
     Depreciation and amortization ..............................          100,792            57,244
     Provision for doubtful accounts ............................          181,646            81,775
     Provision for special charges ..............................            2,100            30,282
     Deferred income tax provision ..............................            5,883           (11,608)
     Amortization of unearned compensation ......................           17,580             3,670
     Minority share of income ...................................            7,486             3,791
     Other, net .................................................           (3,467)            1,136
     Changes in operating assets and liabilities:

         Accounts receivable ....................................         (224,824)          (72,563)
         Accounts payable and accrued expenses ..................           71,169            95,120
         Restructuring, integration and other special charges....          (40,152)          (22,126)
         Other assets and liabilities, net ......................           51,552             6,475
                                                                       -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES .......................          246,454           186,459
                                                                       -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

     Acquisition of business ....................................             (925)       (1,025,000)
     Transaction costs ..........................................             --              (8,345)
     Capital expenditures .......................................          (67,961)          (47,473)
     Proceeds from disposition of assets ........................            2,714             4,910
     Increase in investments ....................................          (24,255)           (9,639)
                                                                       -----------       -----------
NET CASH USED IN INVESTING ACTIVITIES ...........................          (90,427)       (1,085,547)
                                                                       -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from borrowings ...................................          256,000         1,132,843
     Repayments of debt .........................................         (284,292)         (361,263)
     Financing costs paid .......................................           (1,531)          (36,822)
     Distributions to minority partners .........................           (7,800)           (2,576)
     Exercise of stock options ..................................           16,127             1,987
     Purchases of treasury stock ................................             --              (1,103)
     Dividends paid .............................................              (29)              (87)
                                                                       -----------       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .............          (21,525)          732,979
                                                                       -----------       -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS .........................          134,502          (166,109)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR ....................           27,284           202,908
                                                                       -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD ........................      $   161,786       $    36,799
                                                                       ===========       ===========

CASH PAID DURING THE PERIOD FOR:

     Interest ...................................................      $    78,373       $    27,235
     Income taxes ...............................................      $    24,033       $    10,229


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

BASIS OF PRESENTATION
     The interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit and are subject to year-end adjustments. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999.

RECLASSIFICATIONS
     During the fourth quarter of 1999, the Company reclassified certain expense items, primarily related to a portion of occupancy costs and professional liability insurance expense, from selling, general and administrative expenses to cost of services, to better reflect the cost of performing testing. The amounts reclassified from selling, general and administrative expenses for the three and nine months ended September 30, 1999 were $16.7 million and $37.5 million, respectively.

EARNINGS PER SHARE
     Basic net income (loss) per common share is calculated by dividing net income (loss), less preferred stock dividends (approximately $30 per quarter), by the weighted average number of common shares outstanding. Diluted net income
(loss) per common share is calculated by dividing net income (loss), less preferred stock dividends, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares primarily included outstanding stock options and restricted common shares granted under the Company's Employee Equity Participation Program. These dilutive securities increased the weighted average number of common shares outstanding by 2.9 million shares and 0.8 million shares, respectively, for the three months ended September 30, 2000 and 1999. The dilutive effect of these securities for the nine months ended September 30, 2000 and 1999 increased the weighted average number of common shares outstanding by 2.3 million shares and 0.7 million shares, respectively. During periods in which net income available for common stockholders is a loss, diluted weighted average common shares outstanding will equal basic weighted average common shares outstanding, since the incremental shares would have an anti-dilutive effect on earnings (loss) per common share.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


2.   ACQUISITION OF SMITHKLINE BEECHAM'S CLINICAL LABORATORY TESTING BUSINESS

     On August 16, 1999, the Company completed the acquisition of the clinical laboratory business of SmithKline Beecham plc ("SmithKline Beecham") for approximately $1.3 billion. The purchase price was paid through the issuance of approximately 12.6 million shares of common stock of the Company and the payment of $1.025 billion in cash, including $20 million under a non-competition agreement between the Company and SmithKline Beecham. The acquisition of SmithKline Beecham's clinical laboratory business ("SBCL") was accounted for under the purchase method of accounting. The historical financial statements of Quest Diagnostics include the results of operations of SBCL subsequent to the closing of the acquisition.

     The SBCL acquisition agreements included a provision for a reduction in the purchase price paid by Quest Diagnostics in the event that the combined balance sheet of SBCL indicated that the net assets acquired, as of the acquisition date, were below a prescribed level. On October 11, 2000, the purchase price adjustment was finalized with the result that SmithKline Beecham owed Quest Diagnostics $98.6 million. This amount was offset by $3.6 million separately owed by Quest Diagnostics to SmithKline Beecham, resulting in a net payment by SmithKline Beecham of $95.0 million. This payment from SmithKline Beecham will be recorded in the Company's financial statements in the fourth quarter of 2000 as a reduction in the purchase price of the SBCL acquisition.

     The remaining components of the purchase price allocation relating to the SBCL acquisition, which had been recorded on a preliminary basis, were completed during the third quarter of 2000. These adjustments to the SBCL purchase price allocation primarily related to an increase in deferred tax assets acquired, the sale of certain assets of SBCL at fair value to unconsolidated joint ventures of Quest Diagnostics and an increase in accrued liabilities for costs related to pre-acquisition periods. As a result of these adjustments, the Company reduced the amount of goodwill recorded in conjunction with the SBCL acquisition by approximately $35 million during the third quarter of 2000.

FINANCING OF THE TRANSACTION
     At the closing of the SBCL acquisition, the Company used existing cash funds and the borrowings under a new senior secured credit facility (the "Credit Agreement") to fund the cash purchase price and related transaction costs of the acquisition, and to repay the entire amount outstanding under its then existing credit agreement.

PRO FORMA COMBINED FINANCIAL INFORMATION
     The following unaudited pro forma combined financial information assumes that the SBCL acquisition and borrowings under the new credit facility were effected on January 1, 1999. As described above, the SBCL acquisition agreements included a provision for a reduction in the purchase price paid by Quest Diagnostics in the event that the combined balance sheet of SBCL indicated that the net assets acquired, as of the acquisition date, were below a prescribed level. On October 11, 2000, the purchase price adjustment was finalized with the result that SmithKline Beecham owed Quest Diagnostics $98.6 million. This amount was offset by $3.6 million separately owed by Quest Diagnostics to SmithKline Beecham, resulting in a net payment by SmithKline Beecham of $95.0 million.

     In connection with finalizing the purchase price adjustment with SmithKline Beecham, Quest Diagnostics filed a Form 8-K on October 31, 2000 with the Securities and Exchange Commission to revise and update certain pro forma combined financial information previously reported by the Company (1) to

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

reflect the restated historical financial statements of SBCL prepared in conjunction with finalizing the purchase price adjustment provided for in the SBCL acquisition agreements, as described above, (2) to reflect the reduction in the purchase price of the SBCL acquisition, (3) to reflect the completion of the purchase price allocation and (4) to revise other adjustments that had been reflected in the previously reported pro forma combined financial information. The unaudited pro forma combined financial information included in this Form 10-Q reflects the revised pro forma combined financial information included in the Form 8-K referred to above.

     None of the adjustments, resulting from the reduction in the SBCL purchase price or the completion of the purchase price allocation, had any impact on the Company's previously reported historical financial statements.

     The unaudited pro forma combined financial information is presented for illustrative purposes only to assist in analyzing the financial implications of the SBCL acquisition and borrowings under the Credit Agreement. The unaudited pro forma combined financial information may not be indicative of the combined financial results of operations that would have been realized had Quest Diagnostics and SBCL been a single entity during the periods presented. In addition, the unaudited pro forma combined financial information is not necessarily indicative of the future results that the combined company will experience.

     Significant pro forma adjustments reflected in the unaudited pro forma combined financial information include reductions in employee benefit costs and general corporate overhead allocated to the historical results of SBCL by SmithKline Beecham, offset by an increase in net interest expense to reflect the Company's new credit facility which was used to finance the SBCL acquisition. Amortization of the goodwill, which accounts for a majority of the acquired intangible assets, is calculated on the straight-line basis over forty years. Income taxes have been adjusted for the estimated income tax impact of the pro forma adjustments at the incremental tax rate of 40%. A significant portion of the intangible assets acquired in the SBCL acquisition is not deductible for tax purposes, which has the overall impact of increasing the effective tax rate.

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


     Unaudited pro forma combined financial information for the three and nine months ended September 30, 1999 was as follows (in millions, except per share data):

                                                         THREE MONTHS   NINE MONTHS
                                                             ENDED         ENDED
                                                         SEPTEMBER 30,  SEPTEMBER 30,
                                                              1999         1999
                                                         ------------   ------------
Net revenues .......................................         $819.3        $2,480.3
Loss before extraordinary loss .....................          (14.0)          (19.0)
Net loss ...........................................          (16.1)          (21.1)

-------------------------------------------------------------------------------------

BASIC EARNINGS (LOSS) PER COMMON SHARE:

Loss before extraordinary loss .....................         $ (0.32)      $   (0.44)
Net loss ...........................................         $ (0.37)      $   (0.49)
Weighted average common shares outstanding - basic .            43.4            43.2

-------------------------------------------------------------------------------------

DILUTED EARNINGS (LOSS) PER COMMON SHARE:

Loss before extraordinary loss .....................         $ (0.32)      $   (0.44)
Net loss ...........................................         $ (0.37)      $   (0.49)
Weighted average common shares outstanding - diluted            44.2            43.9


3.   INTEGRATION OF SBCL AND QUEST DIAGNOSTICS BUSINESSES

     During the fourth quarter of 1999, Quest Diagnostics recorded the costs associated with its plan to integrate SBCL into Quest Diagnostics' laboratory network. The plan focuses principally on laboratory consolidations in geographic markets currently served by more than one of the Company's laboratories, and the redirection of testing volume within the Company's national network to provide more local testing and improve customer service. The Company is not exiting any geographic markets as a result of the plan. Employee groups to be impacted as a result of these actions include those involved in the collection and testing of specimens, as well as administrative and other support functions. During the fourth quarter of 1999, the Company recorded the estimated costs associated with these activities relative to the integration plan. The majority of these integration costs were related to employee severance, contractual obligations associated with leased facilities and equipment, and the write-off of fixed assets which management believes will have no future economic benefit upon combining the operations. Integration costs related to planned activities affecting SBCL's operations and employees were recorded as a cost of the acquisition. Integration costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees were recorded as a charge to earnings in the fourth quarter of 1999.

     During the third quarter of 2000, the Company reviewed its remaining reserves initially recorded in the fourth quarter of 1999 and revised certain estimates relative to integration activities. As a result of this review, the Company recorded a $2.1 million increase to goodwill to reflect an increase in the estimated costs associated with planned integration activities affecting SBCL's operations and employees. This $2.1 million adjustment which was recorded in conjunction with finalizing the SBCL purchase price allocation

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


during the third quarter of 2000, included a $3.9 million increase in accruals for employee severance benefits, partially offset by a reduction in accruals primarily related to facility lease obligations.

     In addition, during the third quarter of 2000, the Company recorded a reduction of approximately $2 million in accruals associated with planned integration activities affecting Quest Diagnostics' operations and employees. The adjustment was principally comprised of reductions in accruals for employee severance benefits and costs to exit leased facilities. This reduction in accruals was offset by a charge to write-off fixed assets used in the operations of Quest Diagnostics which management believes will have no future economic benefit as a result of combining the operations of SBCL and Quest Diagnostics.

     In conjunction with reviewing the Company's estimates for severance benefits, the Company determined that the total number of employees expected to be severed during the initial phase of the SBCL integration was lower than originally estimated in the fourth quarter of 1999. The Company currently expects to sever approximately 1,500 employees during the initial phase of the SBCL integration. The factors contributing to the reduction principally relate to the redeployment of employees within the Company, primarily to handle higher clinical testing volumes than initially estimated, and to a lesser extent, the ability to better manage work force reductions through employee turnover. Notwithstanding the additional resources required to support higher testing volumes, upon completion, integration activities are expected to yield a reduction in staffing levels of between 5-10%. While the number of employees expected to be severed during the initial phase of the SBCL integration has decreased, the average cost of severance benefits per employee has increased primarily due to the elimination of certain senior management positions.

     The following table summarizes the Company's accruals for integration costs affecting the acquired business of SBCL (in millions):

                                                                           COSTS OF
                                                          EMPLOYEE         EXITING
                                                          SEVERANCE         LEASED
                                                           COSTS          FACILITIES          OTHER             TOTAL
                                                         ----------      -----------         -------           -------
Balance, December 31, 1999...........................     $  32.4           $   5.5          $   7.8           $  45.7
Amounts utilized in 2000.............................       (11.3)             (1.4)            (4.4)            (17.1)
Adjustment to accruals...............................         3.9              (1.6)            (0.2)              2.1
                                                          -------           -------          -------           -------
Balance, September 30, 2000..........................     $  25.0           $   2.5          $   3.2           $  30.7
                                                          =======           =======          =======           =======


     The following table summarizes the Company's accruals for restructuring costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees (in millions):

                                                                           COSTS OF
                                                          EMPLOYEE          EXITING
                                                          SEVERANCE         LEASED
                                                           COSTS          FACILITIES          OTHER            TOTAL
                                                         ----------      -----------         -------           -------
Balance, December 31, 1999...........................     $  20.9           $   8.9          $   0.8           $  30.6
Amounts utilized in 2000.............................        (7.0)             (0.6)              --              (7.6)
Adjustment to accruals...............................        (1.6)             (0.8)             0.3              (2.1)
                                                          -------           -------          -------           -------
Balance, September 30, 2000..........................     $  12.3           $   7.5          $   1.1           $  20.9
                                                          =======           =======          =======           =======


     Of the 1,500 employees currently expected to be severed during the initial phase of the SBCL integration, approximately 785 employees had been severed in connection with integration activities

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


through September 30, 2000, including approximately 650 employees severed during the nine months ended September 30, 2000.

     As of September 30, 2000, the Company had completed the transition of approximately 60% of its business affected by integration activities throughout its national laboratory network, including laboratory consolidations in a number of geographic markets. In addition, integration activities are underway in other markets. Many of these activities are related to the previously announced plan to reduce capacity in markets served by more than one of the Company's laboratories with the remainder primarily focused on the redirection of testing volume to provide more local testing and improve customer service.

     While a significant portion of the remaining accruals associated with the SBCL integration plan are expected to be paid in 2000, there are certain severance and facility related exit costs, principally lease obligations, that have payment terms extending beyond 2000.

4.   PROVISION FOR SPECIAL CHARGES

     During the second quarter of 2000, the Company recorded a net special charge of $2.1 million. Of the special charge, $13.4 million represented the costs to cancel certain contracts that management believed were not economically viable as a result of the SBCL acquisition. These costs were principally associated with the cancellation of a co-marketing agreement for clinical trials testing services. These charges were in large part offset by a reduction in reserves attributable to a favorable resolution of outstanding claims for reimbursements associated with billings of certain tests (see Note 6).

     During the third quarter of 1999, the Company recorded special charges of $30.3 million in connection with the acquisition of SBCL. Of the total special charge, $19.8 million represented stock-based employee compensation, of which $17.8 million related to special one-time grants of the Company's common stock to certain individuals of the combined company and $2.0 million related to the accelerated vesting, due to the completion of the SBCL acquisition, of restricted stock grants made in previous years. In addition, during the third quarter of 1999, the Company incurred $9.2 million of professional and consulting fees related to integration planning activities. The remainder of the third quarter charge related to costs incurred by the Company in conjunction with its planned offering of new senior subordinated notes, the proceeds of which were expected to be used to repay the Company's existing 10 3/4% senior subordinated notes due 2006. During the third quarter of 1999, the Company decided not to proceed with the offering due to unsatisfactory market conditions.

5.   RECEIVABLES FINANCING

     On July 21, 2000, the Company completed a $256 million receivables-backed financing transaction (the "Receivables Financing"), the proceeds of which were used to pay down loans outstanding under the Credit Agreement. Approximately $48 million was used to completely repay amounts outstanding under the capital markets loan, with the remainder primarily used to repay amounts outstanding under the term loans, effectively lowering the borrowing costs under the Credit Agreement. In addition, the repayment of the capital markets loan also reduces the borrowing spreads on all remaining term loans under the Credit Agreement. The Receivables Financing facility was provided on an uncommitted basis by Blue Ridge Asset Funding Corporation, a commercial paper funding vehicle administered by Wachovia Bank, N.A. and with a back-up facility provided on a committed basis by Wachovia Bank, N.A. The Receivables Financing has an initial term of three years, unless extended or terminated early due to default or termination of liquidity commitments to Blue Ridge Asset Funding Corporation.

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

6.   COMMITMENTS AND CONTINGENCIES

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

     Corning has agreed to indemnify the Company against all monetary settlements for any governmental claims relating to the billing practices of the Company and its predecessors based on investigations that were pending on December 31, 1996. During the third quarter of 2000, the Company reduced the receivable from Corning to $8.1 million, as of September 30, 2000, which is management's best estimate of the amounts which are probable of being received from Corning to satisfy the remaining indemnified governmental claims on an after-tax basis. The reduction in the receivable from Corning was recorded as a reduction to additional paid-in capital during the third quarter of 2000 (see
Note 7). Corning also agreed to indemnify the Company in respect of private claims relating to indemnified or previously settled government claims that alleged overbillings by Quest Diagnostics or any of its existing subsidiaries for services provided before January 1, 1997. Corning will indemnify Quest Diagnostics in respect of private claims for 50% of the aggregate of all judgment or settlement payments made by December 31, 2001 that exceed $42 million. The 50% share will be limited to a total amount of $25 million and will be reduced to take into account any deductions or tax benefits realized by Quest Diagnostics.

     Similar to Quest Diagnostics, SBCL has entered into settlement agreements with various governmental agencies and private payers primarily relating to its prior billing and marketing practices. Effective in 1997, SBCL and the U.S. government and various states reached a settlement with respect to the government's civil and administrative claims. SBCL is also responding to claims from private payers relating to billing and marketing issues similar to those that were the subject of the settlement with the government. The claims include ten purported class actions filed in various jurisdictions in the United States and two non-class action complaints by a number of insurance companies. Nine of the purported class actions have been consolidated into one complaint, which has been consolidated with one of the insurers' suits for pre-trial proceedings.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


     SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after tax basis, against monetary payments for governmental claims or investigations relating to the billing practices of SBCL that had been settled before or were pending as of the closing date of the SBCL acquisition. SmithKline Beecham has also agreed to indemnify Quest Diagnostics, on an after tax basis, against monetary payments to private payers, relating to or arising out of the governmental claims. The indemnification with respect to governmental claims is for 100% of those claims. SmithKline Beecham will indemnify Quest Diagnostics, in respect of private claims for: 100% of those claims, up to an aggregate amount of $80 million; 50% of those claims to the extent the aggregate amount exceeds $80 million but is less than $130 million; and 100% of such claims to the extent the aggregate amount exceeds $130 million. The indemnification also covers 80% of out-of-pocket costs and expenses relating to investigations of the claims indemnified against by SmithKline Beecham. In addition, SmithKline Beecham has agreed to indemnify the Company against all monetary payments relating to professional liability claims of SBCL for services provided prior to the closing of the SBCL acquisition.

     On March 22, 1999, SBCL learned that a SBCL employee at a patient service center in Palo Alto, California had at times reused certain needles when drawing blood from patients. A number of civil actions, including some purporting to be class actions, have been filed against SBCL in federal and state courts in California on behalf of patients who may have been affected by the phlebotomist's reuse of needles or other allegedly improper practices. SmithKline Beecham has agreed to indemnify Quest Diagnostics for the out-of-pocket costs of the counseling and testing, for liabilities arising out of the civil actions and for other losses arising out of the conduct of the phlebotomist, other than consequential damages.

     Amounts due from SmithKline Beecham at September 30, 2000, related to indemnified billing, professional liability and other claims discussed above, totaled approximately $60 million and represented management's best estimate of the amounts which are probable of being received from SmithKline Beecham to satisfy the indemnified claims on an after-tax basis. The estimated reserves and related amounts due from SmithKline Beecham are subject to change as additional information regarding the outstanding claims is gathered and evaluated.

     At September 30, 2000 recorded reserves, relating primarily to billing claims including those indemnified by Corning and SmithKline Beecham, approximated $105 million including $2 million in other long-term liabilities. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


7.   COMMON STOCKHOLDERS' EQUITY

     Changes in common stockholders' equity for the nine months ended September 30, 2000 were as follows:

                                                                                                ACCUMULATED
                                                ADDITIONAL                                         OTHER
                                   COMMON        PAID-IN       ACCUMULATED       UNEARNED       COMPREHENSIVE   COMPREHENSIVE
                                    STOCK        CAPITAL         DEFICIT       COMPENSATION        (LOSS)          INCOME
                                  ----------  --------------  --------------  --------------  ----------------  --------------
   BALANCE,
   DECEMBER 31, 1999 .........      $ 444       $1,502,551      $(627,045)      $ (11,438)       $ (2,450)
Net income ...................                                     76,689                                          $76,689
Other comprehensive income ...                                                                        516              516
                                                                                                                 ------------
Comprehensive income .........                                                                                     $77,205
                                                                                                                 ============
Preferred dividends declared .                                        (87)
Issuance of common stock under
  benefit plans (866 common
  shares) ....................          9           56,767                        (43,814)
Exercise of stock options
  (1,157 common shares) ......         11           16,116
Shares to cover employee
  payroll tax withholdings on
  exercised stock options (264
  common shares) .............         (3)         (21,929)
Tax benefits associated with
stock-based compensation plans                      27,578
Adjustment to Corning
  receivable (Note 6) ........                      (5,858)
Amortization of unearned
  compensation ...............                                                     17,580
                                  -----------------------------------------------------------------------
   BALANCE,
   SEPTEMBER 30, 2000 ........       $461       $1,575,225       $(550,443)      $(37,672)        $(1,934)
                                  =======================================================================


     During the nine months ended September 30, 2000, 264 thousand common shares were surrendered by option holders to cover employee payroll tax withholdings related to the exercise of stock options. For reporting purposes, these shares were accounted for as treasury purchases which were immediately retired.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


     Changes in common stockholders' equity for the nine months ended September 30, 1999 were as follows:


                                                                                        ACCUMULATED
                                            ADDITIONAL                                    OTHER
                                   COMMON    PAID-IN      ACCUMULATED     UNEARNED     COMPREHENSIVE   TREASURY   COMPREHENSIVE
                                    STOCK    CAPITAL        DEFICIT     COMPENSATION      (LOSS)        STOCK        INCOME
                                   -------  ----------    -----------   ------------   -------------   --------   -------------
   BALANCE,
   DECEMBER 31, 1998 ..........    $ 302    $1,201,006    $(623,514)      $(3,895)        $(3,038)      $(3,931)
Net income ....................                              11,124                                                  $11,124
Other comprehensive income ....                                                             2,893                      2,893
                                                                                                                    ----------
Comprehensive income ..........                                                                                      $14,017
                                                                                                                    ==========
Preferred dividends declared                                    (87)
Purchase of treasury shares
  (60 shares) .................                                                                          (1,103)

Issuance of common stock under
  benefit plans (274 treasury
  shares and 165
  common shares)...............        2         5,635                       (137)                        5,034
Exercise of stock options
(126 common shares) ...........        1         1,986
Shares issued to acquire
  SBCL (12,564
  common shares)...............      126       260,584
Tax benefits associated with
  stock-based compensation
  plans .......................                    344
Adjustment to Corning
  receivable ..................                 (1,985)
Amortization of unearned
  compensation ................                                             3,670
                                     ---------------------------------------------------------------------------
   BALANCE,
   SEPTEMBER 30, 1999 .........     $431    $1,467,570    $(612,477)       $ (362)        $  (145)      $     --
                                   =============================================================================


8.   SUBSEQUENT EVENTS

     On October 11, 2000, the purchase price adjustment, provided for in the SBCL acquisition agreements, related to the Company's purchase of SBCL was finalized with the result that SmithKline Beecham owed Quest Diagnostics $98.6 million. This amount was offset by $3.6 million separately owed by Quest Diagnostics to SmithKline Beecham, resulting in a net payment to the Company by SmithKline Beecham of $95.0 million. This payment from SmithKline Beecham will be recorded in the Company's financial statements in the fourth quarter of 2000 as a reduction in the purchase price of the SBCL acquisition. On October 18, 2000, the Company used the payment from SmithKline Beecham, as well as an additional $25 million of cash on hand, to repay $120 million of bank debt under the Credit Agreement.

     In connection with finalizing the purchase price adjustment with SmithKline Beecham, Quest Diagnostics filed a Form 8-K on October 31, 2000 with the Securities and Exchange Commission to revise and update certain pro forma combined financial information previously reported by the Company (1) to reflect the restated historical financial statements of SBCL prepared in conjunction with finalizing the purchase price adjustment provided for in the SBCL acquisition agreements, as described above, (2) to reflect the reduction in the purchase price of the SBCL acquisition, (3) to reflect the completion of the

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


purchase price allocation and (4) to revise other adjustments that had been reflected in the previously reported pro forma combined financial information.

     None of the adjustments, resulting from the reduction in the SBCL purchase price or the completion of the purchase price allocation, had any impact on the Company's previously reported historical financial statements.

9.   SUMMARIZED FINANCIAL INFORMATION

     The Company's 10 3/4% senior subordinated notes due 2006 are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by substantially all of the Company's wholly-owned, domestic subsidiaries ("Subsidiary Guarantors"). With the exception of Quest Diagnostics Receivables Incorporated (see paragraphs below), the non-guarantor subsidiaries are foreign and less than wholly-owned subsidiaries.

     In conjunction with the Receivables Financing described in Note 5, the Company formed a new wholly-owned non-guarantor subsidiary, Quest Diagnostics Receivables Incorporated ("QDRI"). The Company and the Subsidiary Guarantors transferred all private domestic receivables (principally excluding receivables due from Medicare, Medicaid and other Federal programs and receivables due from customers of its joint ventures) to QDRI. QDRI utilized the transferred receivables to collateralize the Receivables Financing obtained through Blue Ridge Asset Funding Corporation.

     The Company and the Subsidiary Guarantors provide collection services to QDRI. QDRI uses cash collections principally to purchase new receivables from the Company and the Subsidiary Guarantors.

     The following condensed consolidating financial data illustrates the composition of the combined guarantors. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors. The following condensed consolidating financial data includes SBCL as a Subsidiary Guarantor for periods subsequent to the closing of the acquisition (see Note 2) and reflects the impact of the Receivables Financing as discussed above.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                              SUBSIDIARY   NON-GUARANTOR
                                                 PARENT       GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 ------       ----------    ------------   ------------   -------------
Net revenues................................   $   532,652    $ 2,002,706    $   103,590    $   (54,120)   $2,584,828

Costs and expenses:
   Cost of services.........................       331,584      1,164,535         58,097             --      1,554,216
   Selling, general and administrative......       225,184        507,388         42,293        (20,965)       753,900
   Interest expense, net....................        18,864         92,089         11,632        (33,155)        89,430
   Amortization of intangible assets........         4,922         30,130            328             --         35,380
   Provision for special charges............           170         (1,710)         3,640             --          2,100
   Royalty (income) expense.................       (57,539)        57,539             --             --             --
   Other, net...............................        (1,255)          (276)         3,905             --          2,374
                                               -----------    -----------    -----------    -----------    -----------
     Total..................................       521,930      1,849,695        119,895        (54,120)     2,437,400
                                               -----------    -----------    -----------    -----------    -----------
Income (loss) before taxes..................        10,722        153,011        (16,305)            --        147,428
Income tax expense..........................         6,299         70,605         (6,165)            --         70,739
Equity income from subsidiaries.............        72,266             --             --        (72,266)            --
                                               -----------    -----------    -----------    -----------    -----------
Net income (loss)...........................   $    76,689    $    82,406    $   (10,140)   $   (72,266)   $    76,689
                                               ===========    ===========    ===========    ===========    ===========


CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                              SUBSIDIARY      NON-GUARANTOR
                                                 PARENT       GUARANTORS       SUBSIDIARIES        ELIMINATIONS      CONSOLIDATED
                                                 ------       ----------      -------------        ------------      ------------
Net revenues ..........................      $   474,445       $   848,641       $    67,631       $      --         $ 1,390,717

Costs and expenses:

   Cost of services ...................          306,631           512,716            40,222              --             859,569
   Selling, general and administrative           175,956           215,200            22,683              --             413,839
   Interest expense, net ..............            5,917            24,831               644              --              31,392
   Amortization of intangible assets ..            5,457            12,383               285              --              18,125
   Provision for special charges ......           30,282              --                --                --              30,282
   Royalty (income) expense ...........          (53,619)           53,619              --                --                --
   Other, net .........................             (188)             (247)            4,919              --               4,484
                                             -----------       -----------       -----------       -----------       -----------
     Total ............................          470,436           818,502            68,753              --           1,357,691
                                             -----------       -----------       -----------       -----------       -----------
Income (loss) before taxes and
   extraordinary loss .................            4,009            30,139            (1,122)             --              33,026
Income tax expense ....................            1,706            16,872             1,185              --              19,763
                                             -----------       -----------       -----------       -----------       -----------
Income (loss) before extraordinary loss            2,303            13,267            (2,307)             --              13,263
Equity income from subsidiaries .......           10,960              --                --             (10,960)             --
Extraordinary loss, net of taxes ......           (2,139)             --                --                --              (2,139)
                                             -----------       -----------       -----------       -----------       -----------
Net income (loss) .....................      $    11,124       $    13,267       $    (2,307)      $   (10,960)      $    11,124
                                             ===========       ===========       ===========       ===========       ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING BALANCE SHEET
SEPTEMBER 30, 2000


                                                             SUBSIDIARY    NON-GUARANTOR
                                              PARENT         GUARANTORS     SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                              ------         ----------    -------------    ------------   ------------
ASSETS

Current assets:
Cash and cash equivalents...................   $       --    $  148,735     $    13,051    $        --     $  161,786
Accounts receivable, net....................        8,261        24,549         480,581             --        513,391
Other current assets........................       75,553       188,500          14,161         95,957        374,171
                                               ----------    ----------     -----------    -----------     ----------
   Total current assets.....................       83,814       361,784         507,793         95,957      1,049,348
Property, plant and equipment, net..........      116,818       296,206          11,057             --        424,081
Intangible assets, net .....................      155,992     1,210,585           2,136             --      1,368,713
Intercompany (payable) receivable...........       91,647       136,684        (228,331)            --             --
Investment in subsidiaries..................      937,310            --              --       (937,310)            --
Other assets................................       57,609        78,584          27,819             --        164,012
                                               ----------    ----------     -----------    -----------     ----------
   Total assets.............................   $1,443,190    $2,083,843     $   320,474    $  (841,353)    $3,006,154
                                               ==========    ==========     ===========    ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses.......   $   269,310    $  316,232     $    23,157   $    95,957     $  704,656
Current portion of long-term debt...........         2,698        23,430         256,392            --        282,520
                                               -----------    ----------     -----------   -----------     ----------
   Total current liabilities................       272,008       339,662         279,549        95,957        987,176
Long-term debt..............................       148,327       753,550           4,186            --        906,063
Other liabilities...........................        36,218        82,207           7,853            --        126,278
Preferred stock.............................         1,000            --              --            --          1,000
Common stockholders' equity.................       985,637       908,424          28,886      (937,310)       985,637
                                               -----------    ----------     -----------   -----------     ----------
   Total liabilities and stockholders'
     equity.................................   $ 1,443,190    $2,083,843     $   320,474   $  (841,353)    $3,006,154
                                               ===========    ==========     ===========   ===========     ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


CONDENSED CONSOLIDATING BALANCE SHEET
DECEMBER 31, 1999


                                                              SUBSIDIARY   NON-GUARANTOR
                                                 PARENT       GUARANTORS    SUBSIDIARIES    ELIMINATIONS   CONSOLIDATED
                                                 ------       ----------   -------------    ------------   ------------
ASSETS

Current assets:

Cash and cash equivalents...................   $         -    $    18,864    $     8,420    $        --    $    27,284
Accounts receivable, net....................        68,941        455,503         14,812             --        539,256
Other current assets........................       113,539        185,438          7,144             --        306,121
                                               -----------    -----------    -----------    -----------    -----------
   Total current assets.....................       182,480        659,805         30,376             --        872,661
Property, plant and equipment, net..........       111,411        302,268         14,299             --        427,978
Intangible assets, net .....................       161,438      1,274,202            242             --      1,435,882
Intercompany (payable) receivable...........       (43,291)        56,798        (13,507)            --             --
Investment in subsidiaries..................       853,865             --             --       (853,865)            --
Other assets................................        11,850        106,952         23,158             --        141,960
                                               -----------    -----------    -----------    -----------    -----------
   Total assets.............................   $ 1,277,753    $ 2,400,025    $    54,568    $  (853,865)   $ 2,878,481
                                               ===========    ===========    ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payable and accrued expenses.......   $   192,679    $   449,372    $    13,758    $        --    $   655,809
Current portion of long-term debt...........         4,635         40,369            431             --         45,435
                                               -----------    -----------    -----------    -----------    -----------
   Total current liabilities................       197,314        489,741         14,189             --        701,244
Long-term debt..............................       176,601        991,396          3,445             --      1,171,442
Other liabilities...........................        40,776         92,870          9,087             --        142,733
Preferred stock.............................         1,000             --             --             --          1,000
Common stockholders' equity.................       862,062        826,018         27,847       (853,865)       862,062
                                               -----------    -----------    -----------    -----------    -----------
   Total liabilities and stockholders'
equity......................................   $ 1,277,753    $ 2,400,025    $    54,568    $  (853,865)   $ 2,878,481
                                               ===========    ===========    ===========    ===========    ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (DOLLARS IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2000


                                                                                Non-
                                                                Subsidiary    Guarantor
                                                   Parent       Guarantors   Subsidiaries    Eliminations   Consolidated
                                                   ------       ----------   -------------   ------------   ------------
Cash flows from operating activities:
Net income (loss).............................     $  76,689    $    82,406    $   (10,140)   $   (72,266)  $     76,689
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
   Depreciation and amortization..............        30,310         68,194          2,288             --        100,792
   Provision for doubtful accounts............        27,948        151,516          2,182             --        181,646
   Provision for special charges..............           170         (1,710)         3,640             --          2,100
   Other, net.................................       (25,557)        69,989          6,741        (23,691)        27,482
   Changes in operating assets and liabilities       (33,038)        46,076        (69,645)       (85,648)      (142,255)
                                                   ---------    -----------    -----------    -----------  -------------
Net cash provided by operating activities.....        76,522        416,471        (64,934)      (181,605)       246,454
Net cash used in investing activities.........       (60,880)       (33,746)      (183,151)       187,350        (90,427)
Net cash provided by (used in) financing
   activities.................................       (15,642)      (252,854)       252,716         (5,745)       (21,525)
                                                   ---------    -----------    -----------    -----------  -------------
Net change in cash and cash equivalents.......            --        129,871          4,631             --        134,502
Cash and cash equivalents, beginning of year..            --         18,864          8,420             --         27,284
                                                   ---------    -----------    -----------    -----------  -------------
Cash and cash equivalents, end of period......     $      --    $   148,735    $    13,051    $        --  $     161,786
                                                   =========    ===========    ===========    ===========  =============


CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 1999


                                                                 SUBSIDIARY   NON-GUARANTOR
                                                    PARENT       GUARANTORS    SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                    ------       ----------   -------------   ------------   ------------
Cash flows from operating activities:

Net income (loss).............................   $    11,124    $    13,267    $    (2,307)   $   (10,960)   $    11,124
Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating
activities:

   Extraordinary loss, net of taxes...........         2,139             --             --             --          2,139
   Depreciation and amortization..............        23,620         29,175          4,449             --         57,244
   Provision for doubtful accounts............        28,316         47,319          6,140             --         81,775
   Provision for special charges..............        30,282             --             --             --         30,282
   Other, net.................................       (11,720)         1,518         (3,769)        10,960         (3,011)
   Changes in operating assets and liabilities       (64,326)        54,116         17,116             --          6,906
                                                 -----------  -------------    -----------    -----------    -----------
Net cash provided by operating activities.....        19,435        145,395         21,629             --        186,459
Net cash used in investing activities.........    (1,066,943)       (17,871)          (733)            --     (1,085,547)
Net cash provided by (used in) financing
   activities.................................       814,502        (64,207)       (17,316)            --        732,979
                                               -------------  -------------  -------------  -------------  -------------
Net change in cash and cash equivalents.......      (233,006)        63,317          3,580             --       (166,109)
Cash and cash equivalents, beginning of year..       190,606          8,206          4,096             --        202,908
                                                 -----------    -----------    -----------    -----------    -----------
Cash and cash equivalents, end of period......   $   (42,400)   $    71,523    $     7,676    $        --    $    36,799
                                                 ===========    ===========    ===========    ===========    ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF SMITHKLINE BEECHAM'S CLINICAL LABORATORY TESTING BUSINESS

     On August 16, 1999, the Company completed the acquisition of the clinical laboratory business of SmithKline Beecham plc ("SmithKline Beecham") for approximately $1.3 billion. The purchase price was paid through the issuance of approximately 12.6 million shares of common stock of the Company and the payment of $1.025 billion in cash, including $20 million under a non-competition agreement between the Company and SmithKline Beecham. The acquisition of SmithKline Beecham's clinical laboratory business ("SBCL") was accounted for under the purchase method of accounting. The historical financial statements of Quest Diagnostics include the results of operations of SBCL subsequent to the closing of the acquisition.

     The SBCL acquisition agreements included a provision for a reduction in the purchase price paid by Quest Diagnostics in the event that the combined balance sheet of SBCL indicated that the net assets acquired, as of the acquisition date, were below a prescribed level. On October 11, 2000, the purchase price adjustment was finalized with the result that SmithKline Beecham owed Quest Diagnostics $98.6 million. This amount was offset by $3.6 million separately owed by Quest Diagnostics to SmithKline Beecham, resulting in a net payment by SmithKline Beecham of $95.0 million. This payment from SmithKline Beecham will be recorded in the Company's financial statements in the fourth quarter of 2000 as a reduction in the purchase price of the SBCL acquisition.

     The remaining components of the purchase price allocation relating to the SBCL acquisition, which had been recorded on a preliminary basis, were completed during the third quarter of 2000. These adjustments to the SBCL purchase price allocation primarily related to an increase in deferred tax assets acquired, the sale of certain assets of SBCL at fair value to unconsolidated joint ventures of Quest Diagnostics and an increase in accrued liabilities for costs related to pre-acquisition periods. As a result of these adjustments, the Company reduced the amount of goodwill recorded in conjunction with the SBCL acquisition by approximately $35 million during the third quarter of 2000.

     None of the adjustments, resulting from the reduction in the SBCL purchase price or the completion of the purchase price allocation, had any impact on the Company's previously reported historical financial statements.

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

INTEGRATION OF SBCL AND QUEST DIAGNOSTICS BUSINESSES

     During the fourth quarter of 1999, Quest Diagnostics recorded the costs associated with its plan to integrate SBCL into Quest Diagnostics' laboratory network. The plan focuses principally on laboratory consolidations in geographic markets currently served by more than one of the Company's laboratories, and the redirection of testing volume within the Company's national network to provide more local testing and improve customer service. The Company is not exiting any geographic markets as a result of the plan. Employee groups to be impacted as a result of these actions include those involved in the collection and testing of specimens, as well as administrative and other support functions. During the fourth quarter of 1999, the Company recorded the estimated costs associated with these activities relative to the integration plan. The majority of these integration costs were related to employee severance, contractual obligations associated with leased facilities and equipment, and the write-off of fixed assets which management believes will have no future economic benefit upon combining the operations. Integration costs related to planned activities affecting SBCL's operations and employees were recorded as a cost of the acquisition. Integration costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees were recorded as a charge to earnings in the fourth quarter of 1999. A full discussion and analysis of the reserves related to the SBCL integration is contained in Note 3 to the interim consolidated financial statements.

     Through the end of September 2000, the Company had completed the transition of approximately 60% of its business affected by integration throughout its national laboratory network, including laboratory consolidations in a number of geographic markets. In addition, integration activities are underway in other markets. Many of these activities are related to the previously announced plan to reduce capacity in markets served by more than one of the Company's laboratories with the remainder primarily focused on the redirection of testing volume to provide more local testing and improve customer service. Management expects that approximately 80% of the planned volume transitions throughout the Company's national laboratory network will be completed by the end of 2000.

     Management estimates that the Company will achieve approximately $150 million of annual net synergies over the next several years. Through the third quarter of 2000, the Company had achieved approximately $30 million of such synergies. For the full year 2000, management estimates that the Company will realize approximately $50 million of synergies driven by cost reductions.

     Management anticipates that additional charges may be recorded in 2001 associated with further consolidating the operations of SBCL beyond 2000. Management cannot estimate the amount of these charges at this time, but expects to fund these charges with cash from operations.

     While as of September 30, 2000, the Company had completed the transition of approximately 60% of its business affected by integration, some of the most difficult and complex integrations, involving some of the Company's largest laboratories, remain. Management expects to complete the planned integration of the Company's principal laboratories by the end of the first quarter of 2001 in all markets. Other integration activities, including the standardization of information systems, will continue beyond 2001. During and after the integration process, the Company is committed to providing the highest levels of customer service. Through a corporate project office, management tracks and monitors key service and quality metrics. In the event that these key service and quality metrics fail to remain at acceptable levels, management will adjust the pace of the integration activities so that underlying causes are identified and resolved in order to ensure that the highest levels of customer service are maintained. While no significant service disruptions have occurred to date, the process of combining operations could cause an interruption of, or a deterioration in, services which could result in a customer's decision to stop using Quest Diagnostics for clinical laboratory testing. Management believes that the successful implementation of the SBCL integration plan and the Company's value proposition based on expanded patient access, its broad testing capabilities and most importantly, the quality of the services it provides, will significantly mitigate customer attrition.

RESULTS OF OPERATIONS

     The following table summarizes the Company's unaudited historical results of operations for the three and nine months ended September 30, 2000 and 1999 and the Company's pro forma combined results of operations for the three and nine months ended September 30, 1999 (in thousands, except per share data):

                                         THREE MONTHS ENDED SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
                                  -----------------------------------------------   -----------------------------------------------
                                            HISTORICAL               PRO FORMA               HISTORICAL                PRO FORMA
                                  -------------------------------  --------------   ------------------------------   --------------
                                      2000             1999            1999             2000            1999             1999
                                  --------------   --------------  --------------   --------------  --------------   --------------
NET REVENUES...................     $  850,236       $  614,842      $  819,301     $ 2,584,828      $1,390,717      $  2,480,284
                                    ----------       ----------      ----------     -----------      ----------      ------------
COSTS AND EXPENSES:
   Cost of services............        504,742          386,090         524,398       1,554,216         859,569         1,611,919
   Selling, general and
     administrative............        251,219          176,008         238,401         753,900         413,839           718,577
   Interest expense, net.......         29,463           19,025          30,852          89,430          31,392            92,589
   Amortization of intangible
     assets....................         11,486            7,812          10,904          35,380          18,125            33,588
   Provision for special charges            --           30,282          30,282           2,100          30,282            46,095
   Minority share of income....          2,110            1,190           1,190           7,486           3,791             3,791
   Other, net..................         (2,803)              (6)           (781)         (5,112)            693           (10,303)
                                    ----------       ----------      ----------     -----------     -----------      ------------
     Total.....................        796,217          620,401         835,246       2,437,400       1,357,691         2,496,256
                                    ----------       ----------      ----------     -----------     -----------      ------------
INCOME (LOSS) BEFORE TAXES AND
   EXTRAORDINARY LOSS..........         54,019           (5,559)        (15,945)        147,428          33,026           (15,972)
INCOME TAX EXPENSE (BENEFIT)...         25,307            1,698          (1,941)         70,739          19,763             3,031
                                    ----------       ----------      ----------     -----------     -----------       -----------
INCOME (LOSS) BEFORE
   EXTRAORDINARY LOSS..........         28,712           (7,257)        (14,004)         76,689          13,263           (19,003)
EXTRAORDINARY LOSS, NET OF TAXES            --           (2,139)         (2,139)             --          (2,139)           (2,139)
                                    ----------       ----------      ----------     -----------     -----------       -----------
NET INCOME (LOSS)..............     $   28,712       $   (9,396)     $  (16,143)    $    76,689     $    11,124       $   (21,142)
                                    ==========       ==========      ==========     ===========     ===========       ===========
INCOME BEFORE EXTRAORDINARY LOSS
   AND SPECIAL ITEMS...........     $   28,712       $   10,912      $    4,166     $    77,960     $    31,432       $     2,864



                                         THREE MONTHS ENDED SEPTEMBER 30,                  NINE MONTHS ENDED SEPTEMBER 30,
                                  -----------------------------------------------   -----------------------------------------------
                                            HISTORICAL               PRO FORMA               HISTORICAL                PRO FORMA
                                  -------------------------------  --------------   ------------------------------   --------------
                                      2000             1999            1999             2000            1999             1999
                                  --------------   --------------  --------------   --------------  --------------   --------------
BASIC NET INCOME (LOSS) PER
   COMMON SHARE:
Income (loss) before
   extraordinary loss..........     $    0.64        $   (0.20)      $   (0.32)     $      1.72      $    0.41         $   (0.44)
Net income (loss)..............          0.64            (0.26)          (0.37)            1.72           0.34             (0.49)

Income before extraordinary loss
   and special items...........          0.64             0.30            0.10             1.75           0.98              0.06

Weighted average common shares
   outstanding - basic.........        44,972           36,768          43,435           44,560         32,134            43,242

DILUTED NET INCOME (LOSS) PER
   COMMON SHARE:

Income (loss) before
   extraordinary loss..........     $    0.60        $   (0.20)      $   (0.32)     $      1.64      $    0.40         $   (0.43)
Net income (loss)..............          0.60            (0.26)          (0.37)            1.64           0.34             (0.49)

Income before extraordinary loss
   and special items...........          0.60             0.29            0.09             1.66           0.95              0.06

Weighted average common shares
   outstanding - diluted.......        47,885           37,616          44,228           46,828         32,875            43,889

ADJUSTED EBITDA................     $ 119,561        $  67,845       $  86,599      $   346,931      $ 151,943         $ 252,282

CASH EARNINGS PER DILUTED COMMON
    SHARE......................     $    0.82        $    0.47       $    0.32      $      2.35         $ 1.43         $    0.76


HISTORICAL RESULTS OF OPERATIONS

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

     Net income for the three months ended September 30, 2000 increased to $28.7 million from a net loss of $9.4 million for the prior year period. Net income for the nine months ended September 30, 2000 increased to $76.7 million, compared to net income of $11.1 million for the prior year period. For the three and nine months ended September 30, 2000 and 1999, special items represented the special charges reflected on the face of the statement of operations. Excluding the extraordinary loss and special items, net income for the three months ended September 30, 2000 increased to $28.7 million, compared to $10.9 million for the prior year period. For the nine months ended September 30, 2000 income before extraordinary loss and special items increased to $78.0 million, compared to $31.4 million for the prior year period. These increases are primarily due to the SBCL acquisition and improved operating performance of the Company.

     Results for the three and nine months ended September 30, 2000 and 1999 included the effects of testing performed by third parties under the Company's laboratory network management arrangements. As laboratory network manager, Quest Diagnostics included in its consolidated revenues and expenses the cost of testing performed by third parties. This treatment added $2.0 million and $26.2 million to both reported revenues and cost of services for the three months ended September 30, 2000 and 1999, respectively, and added $48.8 million and $59.0 million to both reported revenues and cost of services for the nine months ended September 30, 2000 and 1999, respectively. This treatment also serves to increase cost of services as a percentage of net revenues and decrease selling, general and administrative expenses as a percentage of net revenues. During the first quarter of 2000, the Company and Aetna USHealthcare terminated one of the Company's laboratory network management arrangements, and entered into a new non-exclusive contract under which the Company will no longer be responsible for the cost of testing performed by third parties. As a result, effective April 1, 2000, the accounting requirement to include in net revenues and cost of services the cost of testing performed by third parties under the network management contract with Aetna USHealthcare was eliminated. During the third quarter of 2000, the Company amended its laboratory network management contract with Oxford Health to remove the financial risk associated with testing performed by third parties. As such, the Company will no longer be responsible for the cost of testing performed by third parties under the contract with Oxford Health. This change eliminated the accounting requirement to gross-up revenues and cost of services by approximately $14 million during the third quarter of 2000. The combined impact of eliminating this requirement for both the Aetna USHealthcare and Oxford Health agreements is to reduce reported revenues and cost of services on an annual basis by approximately $150 million.

     RECLASSIFICATIONS

     During the fourth quarter of 1999, the Company reclassified certain expense items, primarily related to a portion of occupancy costs and professional liability insurance expense, from selling, general and administrative expenses to cost of services, to better reflect the cost of performing testing. The amounts reclassified from selling, general and administrative expenses for the three and nine months ended September 30, 1999, were $16.7 million and $37.5 million, respectively.

     NET REVENUES

     Net revenues for the three and nine months ended September 30, 2000 increased $235.4 million and $1.2 billion, respectively, over the prior year periods, primarily due to the acquisition of SBCL. In the third quarter of 2000, revenues increased to $850.2 million compared to $614.8 million in 1999. For the nine months ended September 30, 2000 revenues increased to $2.6 billion, compared to $1.4 billion in 1999.

These comparisons were impacted for the first time by the inclusion of revenues from SBCL for approximately one-half of the third quarter in 1999.

     OPERATING COSTS AND EXPENSES

     Total operating costs for the three and nine months ended September 30, 2000 increased from the prior year period, primarily due to the acquisition of SBCL. Operating costs and expenses for the three and nine months ended September 30, 2000 included $2.7 million and $7.2 million, respectively, of costs related to the integration of SBCL which were included in operating costs and expensed as incurred in 2000. Management anticipates that during the remainder of 2000, the Company will incur additional costs of approximately $4 million to $6 million relative to the integration plan which will be expensed as incurred. These costs are primarily related to equipment and employee relocation costs, professional and consulting fees, company identification and signage costs and the amortization of stock-based employee compensation related to the special recognition awards of the Company's common stock granted in the fourth quarter of 1999.

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

     Cost of services, which includes the costs of obtaining, transporting and testing specimens, decreased during the third quarter of 2000, as a percentage of net revenues, to 59.3% from 61.1% in the prior year period. This decrease was primarily due to an improvement in average revenue per requisition, partially offset by an increase in employee compensation and training costs. Cost of services for the nine months ended September 30, 2000, decreased as a percentage of net revenues to 59.4% from 60.1% for the prior year period. This decrease was primarily due to an improvement in average revenue per requisition.

     Selling, general and administrative expenses, which includes the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased during the third quarter of 2000, as a percentage of net revenues, to 29.6% from 29.9% in the prior year period. This decrease in selling, general and administrative expenses was primarily due to improvements in average revenue per requisition and bad debt expense which were largely offset by increases in employee compensation and training costs and investments related to the Company's information technology strategy. During the third quarter of 2000, bad debt expense was 6.8% of net revenues, compared to 7.1% of net revenues in the prior year period. For the nine months ended September 30, 2000, selling, general and administrative expenses decreased as a percentage of net revenues to 29.7% from 31.1% in the prior year period. This decrease was primarily attributable to improvements in average revenue per requisition and the impact of the SBCL acquisition which enabled the Company to leverage certain of its fixed costs across a larger revenue base, partially offset by an increase in bad debt expense. For the nine months ended September 30, 2000, bad debt expense was 7.2% of net revenues, compared to 6.1% of net revenues in the prior year period. The increase in bad debt expense for the nine month period was principally attributable to SBCL's collection experience which is less favorable than Quest Diagnostics' historical experience. A significant portion of the difference is due to Quest Diagnostics' processes in the billing area, most notably the processes around the collection of diagnosis, patient and insurance information necessary to effectively bill for services performed. The Company has made significant progress towards improving the overall bad debt experience of the combined company with quarter to quarter improvements in bad debt expense throughout 2000. Based on prior experience as well as the sharing of internal best practices in the billing functions, the Company believes that substantial opportunities continue to exist to improve SBCL's, as well as the combined company's overall collection experience.

     INTEREST EXPENSE, NET

     Net interest expense increased from the prior year by $10.4 million and $58.0 million for the three and nine months ended September 30, 2000, respectively. Net interest expense for the nine months ended September 30, 1999 included $1.9 million of interest income associated with a favorable state tax settlement. The remaining increases were principally attributable to the amounts borrowed under the Credit Agreement in conjunction with the SBCL acquisition.

     AMORTIZATION OF INTANGIBLE ASSETS

     Amortization of intangible assets increased from the prior year by $3.7 million and $17.3 million for the three and nine months ended September 30, 2000, respectively, principally as a result of the SBCL acquisition.

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

     During the third quarter of 1999, the Company recorded special charges of $30.3 million in connection with the acquisition of SBCL. Of the total special charge, $19.8 million represented stock-based employee compensation, of which $17.8 million related to special one-time grants of the Company's common stock to certain individuals of the combined company and $2.0 million related to the accelerated vesting, due to the completion of the SBCL acquisition, of restricted stock grants made in previous years. In addition, during the third quarter of 1999, the Company incurred $9.2 million of professional and consulting fees related to integration planning activities. The remainder of the third quarter charge related to costs incurred by the Company in conjunction with its planned offering of new senior subordinated notes, the proceeds of which were expected to be used to repay the Company's existing 10 3/4% senior subordinated notes due 2006. During the third quarter of 1999, the Company decided not to proceed with the offering due to unsatisfactory market conditions.

     MINORITY SHARE OF INCOME

     Minority share of income for the three and nine months ended September 30, 2000 increased from the prior year periods, primarily due to improved performance at the Company's joint ventures.

     OTHER, NET

     Other, net for the three and nine months ended September 30, 2000 decreased from the prior year periods, primarily due to an increase in equity earnings from unconsolidated joint ventures, and to a lesser extent, the amortization of deferred gains associated with certain investments.

     INCOME TAXES

     The Company's effective tax rate was significantly impacted by goodwill amortization, the majority of which is not deductible for tax purposes, and had the effect of increasing the overall tax rate. The goodwill associated with the SBCL acquisition further increased the effective tax rate for the three and nine months ended September 30, 2000, compared to the prior year periods.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company addresses its exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. The Company does not hold or issue derivative financial instruments for trading purposes. In accordance with the terms of the Credit Agreement, the Company maintains interest rate swap agreements to mitigate the risk of changes in interest rates associated with its variable rate bank debt. The Company does not believe that its foreign exchange exposure and related hedging program are material to the Company's financial position or results of operations. See Note 2 to the Consolidated Financial Statements contained in the Company's 1999 Annual Report on Form 10-K for additional discussion of the Company's financial instruments and hedging activities.

     INTEREST RATES

     At September 30, 2000 and December 31, 1999, the fair value of the Company's debt was estimated at approximately $1,192 million and $1,213 million, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At September 30, 2000, the fair value exceeded the carrying value of the debt by approximately $4 million. At December 31, 1999, the carrying value of the debt exceeded the estimated fair value by approximately $4 million. An assumed 10% increase in interest rates (representing approximately 100 basis points) would potentially reduce the fair value of the Company's debt by approximately $9 million and $10 million at September 30, 2000 and December 31, 1999, respectively.

     The Company had $1,010 million and $1,036 million of variable interest rate debt outstanding at September 30, 2000 and December 31, 1999, respectively. The Credit Agreement requires the Company to mitigate the risk of changes in interest rates associated with its variable interest rate indebtedness through the use of interest rate swap agreements. Under such arrangements, the Company converts a portion of its variable rate indebtedness to fixed rates based on a notional principal amount. The settlement dates are correlated to correspond to the interest payment dates of the hedged debt. During the term of the Credit Agreement, the notional amounts under the interest rate swap agreements, plus the principal amount outstanding of the Company's fixed interest rate indebtedness, must be at least 50% of the Company's net funded debt (as defined in the Credit Agreement). As of September 30, 2000 and December 31, 1999, the aggregate notional principal amount under the interest rate swap agreements which mature at various dates through November 2002 totaled $410 million and $450 million, respectively. At September 30, 2000 and December 31, 1999, the estimated fair value of the interest rate swap agreements was approximately $2.0 million and $3.8 million, respectively.

     Based on the Company's overall exposure to interest rate changes, an assumed 10% increase in interest rates (representing approximately 41 basis points) would result in a $1.9 million reduction in the Company's after-tax earnings and cash flows for the nine months ended September 30, 2000 based on debt levels as of September 30, 2000, after considering the impact of the Company's interest rate swap agreements. The primary interest rate exposures on the variable interest rate debt are with respect to interest rates on United States dollars as quoted in the London interbank market.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at September 30, 2000 totaled $161.8 million, an increase of $134.5 million from December 31, 1999. Cash flows from operating activities in 2000 provided cash of $246.5 million, which was partially offset by investing and financing activities which required cash of $112.0 million. The Company maintains zero-balance bank accounts for the majority of its cash disbursements. Prior to the second quarter of 2000, the Company maintained its largest disbursement accounts and primary concentration accounts at the same financial institution, giving that financial institution the legal right of offset. As such, book overdrafts related to the disbursement accounts were offset against cash balances in the concentration accounts for reporting purposes. During the second quarter of 2000, the Company moved its primary concentration account to another financial institution such that no offset exists at September 30, 2000. As a result, book overdrafts in the amount of $48.4 million at September 30, 2000, representing outstanding checks, were classified as liabilities and not reflected as a reduction of cash at September 30, 2000. Cash and cash equivalents at September 30, 1999 totaled $36.8 million, a decrease of $166.1 million from December 31, 1998. The decrease was primarily associated with the acquisition and financing of the acquisition of SBCL and the repayment of the entire amount outstanding under the Company's then existing credit agreement. Cash flows from operating and financing activities for 1999 provided cash of $186.5 million and $733.0 million, respectively, which was offset by investing activities which required cash of $1,085.5 million.

     Net cash from operating activities for 2000 was $60.0 million higher than the 1999 level. Of the increase, $48.4 million was due to the impact of accounting for book overdrafts discussed above, and the remaining $11.6 million increase was primarily due to the impact of the SBCL acquisition and improvements in the operating performance of the Company, partially offset by an increase in payments for restructuring, integration and other special charges. Excluding the impact of the Company's laboratory network management arrangements, the number of days sales outstanding, a measure of billing and collection efficiency, was 54 days at September 30, 2000, compared to 57 days at December 31, 1999.

     Net cash used in investing activities in 2000 was primarily comprised of capital expenditures and investments in two companies, one company which is developing Internet-based disease management solutions for physicians and managed care organizations, and another company which is developing Internet-based solutions to provide electronic medical records products. Investing activities for 1999 were principally related to the acquisition of SBCL, including transaction costs associated with the acquisition. In addition, net cash used in investing activities for 1999 included capital expenditures, investments to fund certain employee benefit plans and contributions to a joint venture in Arizona.

     Net cash used in financing activities for 2000 was principally associated with the repayment of debt under the Company's Credit Agreement and distributions to minority partners, partially offset by proceeds from the completion of a $256 million receivables-backed financing transaction (the "Receivables Financing") and proceeds from the exercise of stock options. On July 21, 2000, the Company completed the Receivables Financing, the proceeds of which were used to pay down loans outstanding under the Credit Agreement. Approximately $48 million was used to completely repay amounts outstanding under the capital markets loan, with the remainder primarily used to repay amounts outstanding under the term loans, effectively lowering the borrowing costs under the Credit Agreement. In addition, the repayment of the capital markets loan also reduces the borrowing spreads on all remaining term loans under the Credit Agreement. Management estimates that this transaction will result in a reduction in annual borrowing costs of approximately $5 million to $7 million. Net cash provided by financing activities for 1999 primarily consisted of borrowings under the Credit Agreement to fund the cash purchase price and related transaction costs of the SBCL acquisition, repayments of debt, the majority of which related to the Company's then existing credit agreement at the closing of the SBCL acquisition, and payments of financing costs associated with the Company's new Credit Agreement.

     The Company estimates that it will invest approximately $105 million during 2000 for capital expenditures to support its existing operations, principally related to investments in information technology, equipment, and facility upgrades and expansions necessary to accommodate the integration of the SBCL business. Other than the reduction for outstanding letters of credit, which approximated $17 million at September 30, 2000, all of the revolving credit facility under the Credit Agreement was available for borrowing at September 30, 2000.

     On October 11, 2000, the Company received a net payment of $95 million from SmithKline Beecham in conjunction with finalizing the purchase price adjustment provided for in the SBCL acquisition agreements. On October 18, 2000, the Company used the payment from SmithKline Beecham, as well as an additional $25 million of cash on hand, to repay $120 million of bank debt under the Credit Agreement.

     The Company believes that cash from operations and the revolving credit facility under the Credit Agreement, together with the indemnifications by Corning and SmithKline Beecham against monetary fines, penalties or losses from outstanding government and other related claims, will provide sufficient financial flexibility to integrate the operations of Quest Diagnostics and SBCL, to meet seasonal working capital requirements and to fund capital expenditures and additional growth opportunities for the foreseeable future.

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

CASH EARNINGS PER SHARE AND ADJUSTED EBITDA

     Cash earnings per common share is calculated as cash earnings less preferred dividends, divided by diluted weighted average common shares outstanding. Cash earnings represents income (loss) before extraordinary loss, special charges and amortization of all intangible assets, net of applicable taxes. Cash earnings per common share is presented because it highlights the impact on earnings of the non-cash charges associated with the amortization of intangible assets from various acquisitions, which is significant for the Company. Cash earnings per common share is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to (i) net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or (ii) cash flows from operating activities as an indicator of cash flows or as a measure of liquidity.

     Cash earnings per common share for the three months ended September 30, 2000 improved to $0.82 from $0.47 in the prior year period. Cash earnings per common share for the nine months ended September 30, 2000 was $2.35, compared to $1.43 for the prior year period. These increases were primarily related to improvements in the operating performance of the Company.

     Adjusted EBITDA represents income (loss) before extraordinary loss, income taxes, net interest expense, depreciation and amortization and special items. For the three and nine months ended September 30, 2000 and 1999, special items included the special charges reflected on the face of the statement of operations. Special items for the three and nine months ended September 30, 2000 also included $2.7 million and $7.2 million, respectively, of costs related to the integration of SBCL which were included in operating costs and expensed as incurred in 2000. Adjusted EBITDA is presented and discussed because management believes that Adjusted EBITDA is a useful adjunct to net income and other measurements under accounting principles generally accepted in the United States since it is a meaningful measure of a leveraged company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to (i) net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

     Excluding the revenue impacts of testing performed by third parties under the Company's laboratory network management arrangements, Adjusted EBITDA for the three months ended September 30, 2000 improved to $119.6 million, or 14.1% of net revenues, from $67.8 million, or 11.5% of net revenues, in the prior year period. Excluding the impact of testing performed by third parties under the Company's laboratory network management arrangements, Adjusted EBITDA for the nine months ended September 30, 2000 improved to $346.9 million, or 13.7% of net revenues, from $151.9 million, or 11.4% of net revenues, in the prior year period. The dollar increases in Adjusted EBITDA were principally associated with the SBCL acquisition. The percentage improvements in Adjusted EBITDA were primarily related to improvements in the operating performance of the Company and synergies realized from the acquisition of SBCL.

PRO FORMA COMPARISONS

     The unaudited pro forma combined financial information for the three and nine months ended September 30, 1999 assumes that the SBCL acquisition and borrowings under the Credit Agreement were effected on January 1, 1999. The SBCL acquisition agreements included a provision for a reduction in the purchase price paid by Quest Diagnostics in the event that the combined balance sheet of SBCL indicated that the net assets acquired, as of the acquisition date, were below a prescribed level. On October 11, 2000, the purchase price adjustment was finalized with the result that SmithKline Beecham owed Quest Diagnostics $98.6 million. This amount was offset by $3.6 million separately owed by Quest Diagnostics to SmithKline Beecham, resulting in a net payment by SmithKline Beecham of $95.0 million. This payment from SmithKline Beecham will be recorded in the Company's financial statements in the fourth quarter of 2000 as a reduction in the purchase price of the SBCL acquisition.

     The remaining components of the purchase price allocation relating to the SBCL acquisition, which had been recorded on a preliminary basis, were completed during the third quarter of 2000. These adjustments to the SBCL purchase price allocation primarily related to an increase in deferred tax assets acquired, the sale of certain assets of SBCL at fair value to unconsolidated joint ventures of Quest Diagnostics and an increase in accrued liabilities for costs related to pre-acquisition periods. As a result of these adjustments, the Company reduced the amount of goodwill recorded in conjunction with the SBCL acquisition by approximately $35 million during the third quarter of 2000.

     None of the adjustments, resulting from the reduction in the SBCL purchase price or the completion of the purchase price allocation, had any impact on the Company's previously reported historical financial statements.

     In connection with finalizing the purchase price adjustment with SmithKline Beecham, Quest Diagnostics filed a Form 8-K on October 31, 2000 with the Securities and Exchange Commission to revise and update certain pro forma combined financial information previously reported by the Company (1) to reflect the restated historical financial statements of SBCL prepared in conjunction with finalizing the purchase price adjustment provided for in the SBCL acquisition agreements, as described above, (2) to reflect the reduction in the purchase price of the SBCL acquisition, (3) to reflect the completion of the purchase price allocation and (4) to revise other adjustments that had been reflected in the previously reported pro forma combined financial information. The unaudited pro forma combined financial information included in this Form 10-Q reflects the revised pro forma combined financial information included in the Form 8-K referred to above.

     The unaudited pro forma combined financial information is presented for illustrative purposes only to assist in analyzing the financial implications of the SBCL acquisition and borrowings under the Credit Agreement. The unaudited pro forma combined financial information may not be indicative of the combined financial results of operations that would have been realized had Quest Diagnostics and SBCL been a single entity during the periods presented. In addition, the unaudited pro forma combined financial information is not necessarily indicative of the future results that the combined company will experience.

     Significant pro forma adjustments reflected in the unaudited pro forma combined financial information include reductions in employee benefit costs and general corporate overhead allocated to the historical results of SBCL by SmithKline Beecham, offset by an increase in net interest expense to reflect the Company's new credit facility which was used to finance the SBCL acquisition. Amortization of the goodwill, which accounts for a majority of the acquired intangible assets, is calculated on the straight-line basis over forty years. Income taxes have been adjusted for the estimated income tax impact of the pro forma adjustments at the incremental tax rate of 40%. A significant portion of the intangible assets acquired in the SBCL acquisition is not deductible for tax purposes, which has the overall impact of increasing the effective tax rate.

     Both basic and diluted weighted average common shares outstanding have been presented on a pro forma basis giving effect to the shares issued to SmithKline Beecham and the shares granted at closing to employees. Potentially dilutive common shares primarily represent stock options. During periods in which net income available for common stockholders is a loss, diluted weighted average common shares outstanding will equal basic weighted average common shares outstanding, since the incremental shares would have an anti-dilutive effect on earnings (loss) per common share.

     HISTORICAL THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED WITH PRO FORMA THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

     The following discussion and analysis compares the Company's historical results of operations for the three and nine months ended September 30, 2000 to the pro forma results of operations for the three and nine months ended September 30, 1999, assuming that SBCL had been acquired by Quest Diagnostics on January 1, 1999. All references in this section to the three and nine months ended September 30, 2000 refer to the historical results of Quest Diagnostics for such periods. All references in this section to the three and nine months ended September 30, 1999 refer to the pro forma combined results of Quest Diagnostics for such periods.

     Net income for the three months ended September 30, 2000 increased to $28.7 million from a net loss of $16.1 million for the prior year period. Net income for the nine months ended September 30, 2000 increased to $76.7 million, compared to a net loss of $21.1 million for the nine months ended September 30, 1999. For the three and nine months ended September 30, 2000 and 1999, special items represented the special charges reflected on the face of the historical and pro forma combined statement of operations, respectively. In addition, special items for the nine months ended September 30, 1999 included a $9.7 million gain recognized by SBCL on the sale of its physician office-based teleprinter assets and network which was recorded in other, net during the first quarter of 1999.

     A special review of the SBCL pre-closing financial statements, called for in the SBCL acquisition agreements, was conducted to assess the recoverability of assets and the adequacy of liabilities existing prior to the closing date of the acquisition. This special review resulted in adjustments, primarily related to the recoverability of SBCL receivables and accrued liabilities during various periods prior to the closing of the SBCL acquisition. In addition, SBCL recorded certain other income and expense items prior to the closing of the SBCL acquisition. Management believes that the adjustments resulting from the special review and the certain other income and expense items, both of which have not been reflected on the face of the pro forma combined financial information, are of a non-recurring nature and limit the comparability of results between the periods presented. In the discussions that follow, these matters are collectively referred to as discrete income and expense items.

     Discrete expense items for the three and nine months ended September 30, 1999, totaled $10.4 million and $46.6 million, respectively, including bad debt charges of $5.7 million and $22.4 million, respectively, to reflect the reduced recoverability of SBCL receivables, as a result of the special review of the SBCL financial statements; $6.4 million and $11.5 million, respectively, of expenses recorded by SBCL prior to the acquisition, primarily to record liabilities necessary to properly present the closing balance sheet of SBCL; $7.1 million of losses recorded through June 30, 1999, related to a customer contract accounted for as a loss contract beginning in the third quarter of 1999; and $7.3 million of costs, recorded in the second quarter of 1999 which were reduced by $1.7 million during the third quarter of 1999, for which SmithKline Beecham is obligated to indemnify the Company, associated with two incidents, the most significant of which related to a SBCL employee who allegedly reused certain needles when drawing blood from patients. Excluding the impact of the discrete expense items, income before special items was $10.4 million and $30.8 million for the three and nine months ended September 30, 1999, respectively.

     Results for the three and nine months ended September 30, 2000 and 1999 included the effects of testing performed by third parties under the Company's laboratory network management arrangements. As laboratory network manager, Quest Diagnostics included in its consolidated revenues and expenses the cost of testing performed by third parties. This treatment added $2.0 million and $48.8 million, respectively, to both reported revenues and cost of services for the three and nine months ended September 30, 2000. For the three and nine months ended September 30, 1999, this treatment added $37.5 million and $121.8 million, respectively, to both pro forma revenues and pro forma cost of services. This treatment also serves to increase cost of services as a percentage of net revenues and decrease selling, general and administrative expenses as a percentage of net revenues. During the first quarter of 2000, the Company and Aetna USHealthcare terminated one of the Company's laboratory network management arrangements, and entered into a new non-exclusive contract under which the Company will no longer be responsible for the cost of testing performed by third parties. As a result, effective April 1, 2000, the accounting requirement to include in net revenues and cost of services the cost of testing performed by third parties under the network management contract with Aetna USHealthcare was eliminated. During the third quarter of 2000, the Company amended its laboratory network management contract with Oxford Health to remove the financial risk associated with testing performed by third parties. As such, the Company will no longer be responsible for the cost of testing performed by third parties under the contract with Oxford Health. This change eliminated the accounting requirement to gross-up revenues and cost of services by approximately $14 million during the third quarter of 2000. The combined impact of eliminating this requirement for both the Aetna USHealthcare and Oxford Health agreements is to reduce reported revenues and cost of services on an annual basis by approximately $150 million.

     NET REVENUES

     Net revenues for the three months ended September 30, 2000 increased by $30.9 million, or 3.8% from the prior year level primarily due to improvements in volume of clinical testing and average revenue per requisition of 1.2% and 6.9%, respectively. Net revenues for the nine months ended September 30, 2000 increased by $104.5 million or 4.2% from the prior year level primarily due to improvements in volume of clinical testing and average revenue per requisition of 4% and 5%, respectively. Revenue growth for three and nine months ended September 30, 2000 was partially offset by accounting for a customer contract as a loss contract beginning in the second half of 1999 and the elimination of the financial risk associated with testing performed by third parties under the Aetna USHealthcare and Oxford Health managed care contracts modified during the period, as discussed above. Adjusted for these changes, net revenues for the three and nine months ended September 30, 2000 increased by 8.5% and 9.3%, respectively, compared to pro forma net revenues in the prior year periods.

     Volume in the third quarter of 2000 grew at a slower rate than earlier in the year, principally due to the intensified pace of integration activities, the contribution of certain business to unconsolidated joint ventures, and the loss of certain contracts due to aggressive pricing on the part of competitors. Contributions of business to joint ventures and contract losses served to reduce volume by approximately 2% during the third quarter of 2000. Management believes the Company is well positioned, particularly upon completion of integration activities, to benefit from improving industry fundamentals as well as its ability to leverage its value proposition of offering expanded patient access, broad testing capabilities and superior quality. While the Company's long-standing pricing discipline continued to favorably impact average revenue per requisition, other factors that contributed to the increases in average revenue per requisition included modifications to several managed care contracts to more favorable terms, an increase in higher value testing and a shift to greater fee-for-service reimbursement.

     OPERATING COSTS AND EXPENSES

     The following discussion and analysis regarding operating costs, including cost of services, selling, general and administrative expenses and bad debt expense exclude the effect of testing performed by third parties under the Company's laboratory network management arrangements, and the revenues and expenses associated with a customer contract treated as a loss contract, beginning in the third quarter of 1999. As discussed above, losses associated with this contract amounted to $7.1 million for the nine months ended September 30, 1999. Operating costs and expenses for the three and nine months ended September 30, 2000 included $2.7 million and $7.2 million, respectively, of costs related to the integration of SBCL which were included in operating costs and expensed as incurred in 2000. As discussed above, operating costs and expenses for the three and nine months ended September 30, 2000 included $10.4 million and $39.5 million, respectively, of discrete expense items, recorded in SBCL's historical financial statements prior to the closing of the SBCL acquisition. Total operating costs for the three and nine months ended September 30, 2000 increased by $28.7 million and $95.7 million, respectively, from the prior year period, principally as a result of the volume increase noted above and increased employee compensation and training costs.

     Cost of services, as a percentage of net revenues, for the three months ended September 30, 2000 decreased to 59.3% from 62.3% for the prior year period. Cost of services for the nine months ended September 30, 2000 decreased to 59.4% from 62.3% for the prior year period. For the three and nine months ended September 30, 1999, cost of services included $2.2 million and $7.8 million, respectively, of discrete expense items. Excluding the discrete expense items, cost of services, as a percentage of net revenues, for both the three and nine months ended September 30, 1999 was 62.0%. Excluding the impact of the discrete expense items, the decreases in cost of services, as a percentage of net revenues, were primarily due to improvements in average revenue per requisition and to a lesser extent, the impact of the SBCL integration to date on the Company's cost structure. These decreases in cost of services were partially offset by an increase in employee compensation and training costs.

     For the three and nine months ended September 30, 1999, selling, general and administrative expenses were 30.5% and 30.9%, respectively, of net revenues. Excluding the impact of discrete expense items of $8.2 million and $31.7 million, respectively, selling, general and administrative expenses, as a percentage of net revenues, for the three and nine months ended September 30, 1999 were 29.4% and 29.6%, respectively. For the three and nine months ended September 30, 2000, selling, general and administrative expenses, as a percentage of net revenues, were 29.6% and 29.7%, respectively. Excluding the impact of the discrete expense items in 1999, the increases in selling, general and administrative expenses were primarily attributable to increases in employee compensation and training costs and investments related to the Company's information technology strategy, which were in large part offset by improvements in average revenue per requisition and bad debt expense. As discussed above, for the three and nine months ended September 30, 1999, bad debt expense included discrete expense items of $5.7 million and $22.4 million, respectively, which represented bad debt charges, reflecting the reduced recoverability of SBCL receivables, as a result of the special review of the SBCL financial statements. Excluding the impact of the discrete expense items, bad debt expense was 7.6% of net revenues for both the three and nine months ended September 30, 1999. For the three and nine months ended September 30, 2000, bad debt expense improved to 6.8% and 7.2%, respectively, of net revenues. This progress was primarily due to process improvements in the SBCL billing functions, with particular focus in the areas of obtaining missing information and reducing billing backlogs.

     INTEREST EXPENSE, NET

     Net interest expense decreased by $1.4 million for the three months ended September 30, 2000 compared to the prior year period. Excluding $1.9 million of interest income associated with a favorable state tax settlement in the second quarter of 1999, net interest expense for the nine months ended September 30, 2000 decreased by $5.1 million compared to the prior year period. These reductions were primarily due to the repayment of long term debt under the Credit Agreement between the closing of the SBCL acquisition and the end of the third quarter of 2000, partially offset by an increase in variable interest rates.

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

     During the three and nine months ended September 30, 1999, the Company recorded special charges of $30.3 million and $46.1 million, respectively. Of the total special charge recorded in the third quarter of 1999, $19.8 million represented stock-based employee compensation, of which $17.8 million related to special one-time grants of the Company's common stock to certain individuals of the combined company and $2.0 million related to the accelerated vesting, due to the completion of the SBCL acquisition, of restricted stock grants made in previous years. In addition, during the third quarter of 1999, the Company incurred $9.2 million of professional and consulting fees related to integration planning activities. The remainder of the third quarter charge related to costs incurred by the Company in conjunction with its planned offering of new senior subordinated notes, the proceeds of which were expected to be used to repay the Company's existing 10 3/4% senior subordinated notes due 2006. During the third quarter of 1999, the Company decided not to proceed with the offering due to unsatisfactory market conditions.

     For the nine months ended September 30, 1999, special charges also included $15.8 million recorded in the second quarter of 1999, primarily to record a provision in the results of SBCL to reflect a customer contract as a loss contract.

     MINORITY SHARE OF INCOME

     Minority share of income for the three and nine months ended September 30, 2000 increased from the prior year periods, primarily due to improved performance of the Company's joint ventures.

     OTHER, NET

     Other, net for the nine months ended September 30, 2000 increased from the prior year period, primarily due to a $9.7 million gain recognized by SBCL on the sale of its physician office-based teleprinter assets and network in the first quarter of 1999.

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

     CASH EARNINGS PER SHARE AND ADJUSTED EBITDA

     Cash earnings per common share is calculated as cash earnings less preferred dividends, divided by diluted weighted average common shares outstanding. Cash earnings represents income (loss) before extraordinary loss, special items and amortization of all intangible assets, net of applicable taxes. For the three and nine months ended September 30, 2000 and 1999, special items represented the special charges reflected on the face of the historical and pro forma combined statement of operations, respectively. In addition, special items for the nine months ended September 30, 1999 included a $9.7 million gain recognized by SBCL on the sale of its physician office-based teleprinter assets and network during the first quarter of 1999 which was recorded in other, net. Cash earnings per common share is presented and discussed because it highlights the impact on earnings of the non-cash charges associated with the amortization of intangible assets from various acquisitions, which is significant for the Company. Cash earnings per common share is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to (i) net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or (ii) cash flows from operating activities as an indicator of cash flows or as a measure of liquidity.

     Cash earnings per common share was $0.82 for the three months ended September 30, 2000, compared to pro forma cash earnings per common share of $0.32 for the prior year period. Cash earnings per common share was $2.35 for the nine months ended September 30, 2000, compared to pro forma cash earnings per common share of $0.76 for the prior year period. These increases were primarily related to improvements in the operating performance of the Company and to a lesser extent, the impact of the discrete expense items in 1999, as discussed above. Excluding the impact of the discrete expense items, pro forma cash earnings per common share was $0.46 and $1.39 for the three and nine months ended September 30, 1999, respectively.

      Adjusted EBITDA represents income (loss) before extraordinary loss, income taxes, net interest expense, depreciation and amortization and special items. For the three and nine months ended September 30, 2000, special items included the special charges reflected on the face of the combined statement of operations and $2.7 million and $7.2 million, respectively, of costs related to the integration of SBCL which were included in operating expenses and expensed as incurred in 2000. For the three and nine months ended September 30, 1999, special items included the special charges reflected on the face of the pro forma combined statement of operations, a $9.7 million gain recognized by SBCL on the sale of its physician office-based teleprinter assets and network during the first quarter of 1999 which was recorded in other, net, and discrete expense items of $10.4 million and $46.6 million, respectively, which are discussed above. Adjusted EBITDA is presented and discussed because management believes that Adjusted EBITDA is a useful adjunct to net income and other measurements under accounting principles generally accepted in the United States since it is a meaningful measure of a leveraged company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to (i) net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

     Excluding the revenue impacts of the testing performed by third parties under the Company's laboratory network management arrangements and the loss contract, Adjusted EBITDA for the three months ended September 30, 2000 improved to $119.6 million, or 14.1% of net revenues, compared to pro forma Adjusted EBITDA of $86.6 million, or 11.1% of net revenues, in the prior year period. Adjusted EBITDA for the nine months ended September 30, 2000 improved to $346.9 million, or 13.7% of net revenues, compared to pro forma Adjusted EBITDA of $252.3 million, or 10.9% of net revenues, in the prior year period. These increases in Adjusted EBITDA were primarily related to improvements in the operating performance of the Company.

FORWARD LOOKING STATEMENTS

The statements and disclosures in this Form 10-Q which are not historical facts or information are forward-looking statements. These forward-looking statements are based on the current plans and expectations of management and are subject to a number of uncertainties and risks that could significantly affect the Company's current plans and expectations and future financial condition and results, including, but not limited to, the risks detailed in the Company's 1999 Annual Report on Form 10-K, as well as from unanticipated events. As a consequence, the Company's current plans, anticipated actions and future financial condition and results could be materially different from those expressed in any forward-looking statement made by or on behalf of the Company. Investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented herein.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note 6 to the interim consolidated financial statements for information regarding the status of government investigations and private claims, including those related to SBCL.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

EXHIBIT NUMBER      DESCRIPTION
--------------      -----------
10.30               Form of Amendment No. 3 to the Rights Agreement

10.31               Form of Amendment No. 1 to the Credit Agreement

10.32               Form of Amendment No. 2 to the Credit Agreement

27                  Financial Data Schedule


     (b) Reports on Form 8-K:

         Form 8-K, dated October 11, 2000, filed on October 31, 2000.

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

             The SBCL acquisition agreements included a provision for a reduction in the purchase price paid by Quest Diagnostics in the event that the combined balance sheet of SBCL indicated that the net assets acquired, as of the acquisition date, were below a prescribed level. On October 11, 2000, the purchase price adjustment was finalized with the result that SmithKline Beecham owed Quest Diagnostics $98.6 million. This amount was offset by $3.6 million separately owed by Quest Diagnostics to SmithKline Beecham, resulting in a net payment by SmithKline Beecham of $95.0 million. This payment from SmithKline Beecham will be recorded in the Company's financial statements in the fourth quarter of 2000 as a reduction in the purchase price of the SBCL acquisition.

             The remaining components of the purchase price allocation relating to the SBCL acquisition, which had been recorded on a preliminary basis, were completed during the third quarter of 2000. These adjustments to the SBCL purchase price allocation primarily related to an increase in deferred tax assets acquired, the sale of certain assets of SBCL at fair value to unconsolidated joint ventures of Quest Diagnostics and an increase in accrued liabilities for costs related to pre-acquisition periods.

             In connection with finalizing the purchase price adjustment with SmithKline Beecham, Quest Diagnostics filed this Form 8-K with the Securities and Exchange Commission to revise and update certain pro forma combined financial information previously reported by the Company
         (1) to reflect the restated historical financial statements of SBCL prepared in conjunction with finalizing the purchase price adjustment provided for in the SBCL acquisition agreements, as described above,
         (2) to reflect the reduction in the purchase price of the SBCL acquisition, (3) to reflect the completion of the purchase price allocation and (4) to revise other adjustments that had been reflected in the previously reported pro forma combined financial information.

             None of the adjustments, resulting from the reduction in the SBCL purchase price or the completion of the purchase price allocation, had any impact on the Company's previously reported historical financial statements.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2000

Quest Diagnostics Incorporated

By      /S/ KENNETH W. FREEMAN              Chairman of the Board and
    ---------------------------
         Kenneth W. Freeman                 Chief Executive Officer



By      /S/ ROBERT A. HAGEMANN              Corporate Vice President and
    --------------------------
         Robert A. Hagemann                 Chief Financial Officer