Form 10-K
period 2000-12-31
QUEST DIAGNOSTICS INC
filed 2001-04-02
CIK 1022079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

[LOGO] Quest Diagnostics

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2000
Commission File Number 1-12215

--------------------------------------------------------------------------------

Quest Diagnostics Incorporated
One Malcolm Avenue, Teterboro, NJ  07608
(201) 393-5000

Delaware
(State of Incorporation)

16-1387862
(I.R.S. Employer Identification Number)

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                             Name of Each Exchange on
                                                Which Registered

Common Stock
with attached Preferred Share Purchase Right    New York Stock Exchange

10 3/4% Senior Subordinated Notes due 2006      New York Stock Exchange

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. | |

As of February 28, 2001, the aggregate market value of the approximately 33.7 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $3.6 billion, based on the closing price on such date of the Company's Common Stock on the New York Stock Exchange.

As of February 28, 2001, there were outstanding 46,669,365 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference

                                                                                         Part of Form 10-K into
Document                                                                                   which incorporated
--------                                                                                   ------------------
Portions of the Registrant's Proxy Statement to be filed by April 30, 2001..........            Part  III

Such Proxy Statement, except for portions thereof which have been specifically incorporated by reference, shall not be deemed "filed" as part of this report on Form 10-K.

                                     PART I

Item 1. Business

Overview

      We are the nation's leading provider of diagnostic testing and related services for the healthcare industry, with annual net revenues of approximately $3.4 billion. We offer a broad range of clinical laboratory testing services used by physicians in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. We have a more extensive national network of laboratories and patient service centers than our competitors and revenues nearly double that of our nearest competitor. We have the leading market share in clinical laboratory testing and esoteric testing, including molecular diagnostics, as well as anatomic pathology services and testing for drugs of abuse.

      We currently process over 100 million requisitions each year. Each requisition form accompanies a patient specimen, indicating the tests to be performed and the party to be billed for the tests. Our customers include physicians, hospitals, managed care organizations, employers, governmental institutions and other independent clinical laboratories.

      We have a network of principal laboratories located in approximately 30 major metropolitan areas throughout the United States, several joint venture laboratories, approximately 150 smaller "rapid response" laboratories and approximately 1,300 patient service centers. We also operate a leading esoteric testing laboratory and development facility known as Nichols Institute located in San Juan Capistrano, California as well as laboratory facilities in Mexico City, Mexico and near London, England.

      In addition to our laboratory testing business, our clinical trials business is one of the leading providers of testing to support clinical trials of new pharmaceuticals worldwide. We also collect and analyze laboratory, pharmaceutical and other data through our Quest Informatics division in order to help pharmaceutical companies with their marketing and disease management efforts, as well as to help large healthcare customers better manage the health of their patients.

      On August 16, 1999, we completed the acquisition of SmithKline Beecham Clinical Laboratories, Inc. ("SBCL"). We estimate that the successful execution of our business strategy, along with the expected benefits of the SBCL acquisition, will yield an annual earnings growth rate greater than 30% over the next several years, before special charges.

      We are a Delaware corporation. We sometimes refer to ourselves and our subsidiaries as the "Company". We are the successor to MetPath Inc., a New York corporation that was organized in 1967. From 1982 to 1996, we were a subsidiary of Corning Incorporated ("Corning"). On December 31, 1996, Corning distributed all of the outstanding shares of our common stock to the stockholders of Corning. Our principal executive offices are located at One Malcolm Avenue, Teterboro, New Jersey 07608, telephone number: (201) 393-5000.

The United States Clinical Laboratory Testing Market

      Clinical laboratory testing is an essential element in the delivery of quality healthcare services. Physicians use laboratory tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical laboratory testing is generally categorized as clinical testing and anatomical pathology testing. Clinical testing is performed on body fluids, such as blood and urine. Anatomical pathology testing is performed on tissues and other samples, such as human cells. Most clinical laboratory tests are considered routine and can be performed by most independent clinical laboratories. Tests that are not routine and that require more sophisticated equipment and personnel are considered esoteric tests. Esoteric tests are generally referred to laboratories that specialize in performing those tests.

      We believe that the United States diagnostics testing industry had over $30 billion in annual revenues in 2000 and is expected to grow at a rate of approximately three percent per year through 2002. Most laboratory tests are performed by one of three types of laboratories: independent clinical laboratories; hospital-affiliated laboratories; and physician-office laboratories. We believe that in 2000 hospital-affiliated laboratories performed over one-half of the clinical laboratory tests in the United States, independent clinical laboratories performed approximately one-third of those tests, and physician-office laboratories performed the balance.

      Over the last several years, the underlying fundamentals of the diagnostics testing industry have been improving. During the early 1990s, the industry was negatively impacted by significant government regulation and investigations into various billing practices. In addition, the rapid growth of managed care, as a result of the need to reduce overall healthcare costs, led to revenue and profit declines within the laboratory testing industry, which in turn led to industry consolidation, particularly among commercial laboratories. As a result of these dynamics, fewer but larger commercial laboratories have emerged which have greater economies of scale, new and rigorous programs designed to assure compliance with government billing regulations and other laws, and a more disciplined approach to pricing services. These changes, principally led by us, have resulted in improved profitability and a reduced risk of non-compliance with complex government regulations. At the same time, a slowdown in the growth of managed care and decreasing influence by managed care organizations on the ordering of clinical testing by providers has led to renewed growth in testing volumes and further improvements in profitability during 2000.

We believe that during the next several years, the industry will continue to experience growth in testing volume due to the following factors:

      o     general aging of the United States population;

      o increasing focus on early detection and prevention as a means to reduce the overall cost of healthcare and development of more sophisticated and specialized tests for early detection of disease and disease management;

      o increasing volume of tests for diagnosis and monitoring of infectious diseases such as AIDS and hepatitis C;

      o research and development in the area of genomics, which is expected to yield new genetic tests and techniques;

      o increasing affordability of tests due to advances in technology and cost efficiencies;

      o increasing volume of tests as part of employer sponsored comprehensive wellness programs;

      o increasing awareness by consumers of the value of clinical laboratory testing and increasing willingness of consumers to pay for tests that may not be covered by third party payers; and

      o a slowdown in the growth of managed care and decreasing influence by managed care organizations on the ordering of clinical testing by providers as managed care organizations impose fewer controls on providers and patients.

Business Strategy

      Our mission is to be recognized by our customers and employees as the best provider of comprehensive and innovative diagnostic testing, information and related services. The principal components of this strategy are to:

      o     Capitalize on Our Leading Position Within the Laboratory Testing
            Market: We are the leader in our core clinical laboratory testing business and the only truly national provider of clinical laboratory testing services. Our network of approximately 1,300 patient service centers, 150 rapid response laboratories and principal laboratories in approximately 30 major metropolitan areas enable us to serve managed care organizations, hospitals, physicians, employers and other healthcare providers and their patients throughout the United States. We believe that customers will increasingly seek to utilize laboratory testing companies that have a nationwide presence and offer a comprehensive range of services and that, as a result, we will be able to profitably enhance our market position.

      o Become a Leading Provider of Medical Information: We believe that we have the largest private clinical laboratory results database in the world. This database continues to grow as we perform tests related to over 100 million requisitions involving approximately 80 million patients each year. We believe that this database has substantial value since a significant portion of all healthcare decisions and spending are impacted by laboratory testing results. Large customers of clinical laboratories are increasingly interested in integrating our clinical laboratory data with other healthcare information to answer quality, marketing and financial related questions. In addition, pharmaceutical manufacturers are increasing their use of the data to expand their marketing efforts, as well as to promote disease management. In order to meet these emerging needs for medical information, our Quest Informatics division has developed a portfolio of information products including Internet-based health and information services that provide customers secure access to our extensive database, along with medical and analytical expertise. We also provide customized services for pharmaceutical and health product companies to support the development and implementation of their business strategies. We intend to maintain the trust of patients and providers by ensuring the security and confidentiality of individual patient results.

      o Compete Through Providing the Highest Quality Services: We intend to become recognized as the quality leader in the healthcare services industry. We are implementing a Six Sigma initiative throughout our organization. Six Sigma is an approach to managing that requires a thorough understanding of customer needs and requirements, rigorous tracking and measuring of services, and training of employees in methodologies so that they can be held accountable for improving results. During 2000, we provided training to our employees in the Six Sigma methodology and introduced high-impact quality improvement projects throughout our organization. Two of our laboratories and our diagnostics kits facility have achieved ISO-9001 certification and three of our laboratories have achieved ISO-9002 certification, international standards for quality management systems. Our Nichols Institute was the first clinical laboratory in North America to achieve ISO-9001 certification. Several additional regional laboratories are currently pursuing ISO-9002 certification.

      o Continue to Lead Innovation: We intend to remain a leading innovator in the clinical laboratory industry by continuing to introduce new tests, technology and services. As the industry leader with the largest and broadest network, we believe we are the best channel for developers of new equipment and tests to introduce their products to the marketplace. Through our relationship with the academic community and pharmaceutical and biotechnology firms, we believe that we are one of the leaders in transferring technical innovation to the market. For example, we recently developed and introduced a HIV-genotyping test which predicts the drug resistance of HIV-infected patients and will help commercialize HIV-phenotyping tests developed by third parties, which tests help select the most appropriate combination therapy for HIV-infected patients. We intend to continue to collaborate with and invest in emerging medical technology companies that develop and commercialize novel diagnostics, pharmaceutical and device technologies, such as our recent investment in and collaboration with GMP Companies, Inc. We also intend to continue to introduce new tests that we develop at Nichols Institute, one of the leading esoteric testing laboratories in the world and the largest provider of molecular diagnostics testing in the United States. We believe that, with the unveiling of the human genome, new genes and the association of these genes with disease will continue to be discovered at an accelerating pace, leading to research that will result in ever more complex and thorough diagnostic testing. We believe that we are well positioned to capture this growth.

      o Pursue Strategic Growth Opportunities: We intend to continue to leverage our network in order to capitalize on targeted strategic growth opportunities both inside and outside our core laboratory testing business. These opportunities are more fully described under "Strategic Growth Opportunities" and include continuing to make selective regional acquisitions, capturing the growth in the areas of genomics and specialty testing, expanding into the direct-to-consumer market by providing testing and medical information services directly to consumers, leveraging our leading anatomic pathology business into higher margin areas and expanding our clinical trials testing and other services to the pharmaceutical and biotechnology industries.

      o Leverage Our Satisfaction Model: Our business philosophy is that satisfied employees lead to satisfied customers, which in turn benefits our stockholders. We regularly survey our employees and customers and follow up on their concerns. We emphasize skills training for all employees and leadership training for our supervisory employees. Most importantly, we are committed to treating each employee with dignity and respect and trust them to treat our customers the same way. We believe that our treatment of employees, together with our competitive pay and benefits, helps increase employee satisfaction and performance, thereby enabling us to provide the best services to our customers.

Acquisition and Integration of SBCL

      On August 16, 1999, we completed the acquisition of SBCL, which operated the clinical laboratory business of SmithKline Beecham plc, or SmithKline Beecham. The original purchase price consisted of $1.025 billion in cash and approximately 12.6 million shares of our common stock, which represented approximately 29% of our then outstanding common stock. However, the SBCL acquisition agreements included a provision for a reduction in the purchase price paid by us in the event that the combined balance sheet of SBCL indicated that the net assets acquired, as of the acquisition date, were below a prescribed level. On October 11, 2000, the purchase price adjustment was finalized with the result that SmithKline Beecham owed us $98.6 million. This amount was offset by $3.6 million separately owed by us to SmithKline Beecham, resulting in a net payment to us by SmithKline Beecham of $95.0 million. The purchase price adjustment was recorded in the fourth quarter of 2000 as a reduction in the amount of goodwill recorded in conjunction with the SBCL acquisition. The remaining components of the purchase price allocation relating to the SBCL acquisition were finalized in conjunction with the preparation of our quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2000.

      We expect to continue to realize significant benefits from combining our existing laboratory network with that of SBCL. As part of an integration plan finalized at the end of 1999, we are in the process of reducing redundant facilities and infrastructure and redirecting testing volume to provide more local testing and improve customer service. We do not intend to abandon any geographic areas. As of December 31, 2000, we had completed the transition of approximately 85% of our business affected by integration throughout our national laboratory network. We expect the transition of the remaining business affected by integration will be substantially completed early in the second quarter of 2001. Other integration activities, including standardization of information systems, will continue beyond 2001. Overall, given the large size of SBCL's operations and the complexity of the clinical laboratory testing business, we expect that the integration process may not be fully completed until 2003.

      During and after the integration process, we are committed to providing the highest levels of customer service. Through a corporate project office, we track and monitor key service and quality metrics and slow down the integration process in the event that we experience significant declines in these metrics. We have not experienced any significant service disruptions to date. However, the integration process requires the dedication of significant management resources, which may cause an interruption of or deterioration in our services, which could result in a loss of momentum in the activities of our business. Since most of our clinical laboratory testing is performed under arrangements that are terminable at will or on short notice, any interruption of or deterioration in our services may also result in a customer's decision to stop using us for clinical laboratory testing. These events could have a material adverse impact on our business. However, management believes that the successful implementation of the SBCL integration plan and our value proposition based on expanded patient access, our broad testing capabilities and most importantly, the quality of the services we provide, will mitigate customer attrition.

      While we expect to realize a number of significant benefits from the acquisition of SBCL, we also expect to incur a number of costs as a result of the integration process. Overall, we expect that the integration will result in approximately $150 million in annual synergies, to be achieved over the next several years. During 2000, we estimated that we achieved approximately $50 million of these synergies. However, we cannot assure investors that we will continue to realize these synergies or that we will realize any of the additional anticipated benefits, either at all or in a timely manner, or that we will not incur significant additional costs during the integration process.

Our Services

      Our laboratory testing business consists of routine testing, esoteric testing, and clinical trials testing. Routine testing generates approximately 83% of our net revenues, esoteric testing generates approximately 12% of our net revenues and clinical trials testing generates less than 3% of our net revenues. We derive the balance of our net revenues primarily from the manufacture and sale of diagnostic test systems, and from fees charged to customers, such as managed care organizations and pharmaceutical companies, for information products derived from clinical laboratory data. We derive approximately 2% of our net revenues from foreign operations.

Routine Testing

      Routine tests measure various important bodily health parameters such as the functions of the kidney, heart, liver, thyroid and other organs. Commonly ordered tests include:

      o     blood cholesterol level tests;

      o     complete blood cell counts;

      o     pap smears;

      o     HIV-related tests;

      o     urinalyses;

      o     pregnancy and other prenatal tests; and

      o     alcohol and other substance-abuse tests.

      We perform routine testing through our network of major laboratories, rapid response laboratories, or "stat" labs, and patient service centers. We also perform routine testing at the hospital laboratories we manage. Major laboratories offer a full line of routine clinical tests. Rapid response laboratories are local facilities where we can quickly perform an abbreviated line of routine tests for customers that require rapid turnaround. Patient service centers are facilities at which specimens are collected. These centers are typically located in or near a building for medical professionals.

      We operate 24 hours a day, 365 days a year. We perform and report most routine procedures within 24 hours. Most test results are delivered electronically.

Esoteric Testing

      Esoteric tests are those tests that are performed less frequently than routine tests and require more sophisticated equipment and materials, professional "hands-on" attention and more highly skilled personnel. Because it is not cost-effective for most clinical laboratories to perform the low volume of esoteric tests in-house, they generally refer many esoteric tests to an esoteric clinical testing laboratory. Esoteric tests are generally priced higher than routine tests.

      Our Nichols Institute is one of the leading esoteric clinical testing laboratories in the world. In 1998, Nichols Institute, located in San Juan Capistrano, California, became the first clinical laboratory in North America to achieve ISO-9001 certification. As a result of the SBCL acquisition, we acquired SBCL's National Esoteric Testing Center, located in Van Nuys, California. We have transferred esoteric testing performed at the Van Nuys facility to Nichols Institute.

      Nichols Institute performs hundreds of types of esoteric tests that are not routinely performed by our regional laboratories. These esoteric tests are generally in the following fields:

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

      Through our relationship with the academic community and pharmaceutical and biotechnology firms, we believe that we are one of the leaders in transferring technical innovation to the market. Nichols Institute was the first private reference laboratory to introduce a number of new tests, including tests to measure circulating hormone levels and tests to predict breast cancer. We continue to develop new and more sophisticated testing to monitor the success of therapy for cancer, AIDS and hepatitis C, and to detect other diseases and disorders. In 2000, we introduced automatic reflex high-risk DNA human papillomavirus testing for borderline ThinPrep(R) Pap Tests(TM), using the original specimen. In addition, we introduced HCV DupliType(TM) testing to provide subtyping for a broader range of hepatitis C viral isolates than was previously available using other technologies.

      We use complex technologies such as branched DNA and polymerase chain reaction (PCR) to detect lower levels of HIV than can be measured using other technologies. The concentration of HIV, also referred to as viral load, can also be measured. The ability to measure the viral load permits healthcare providers to better tailor drug therapies for HIV-infected patients.

      We maintain a relationship with the academic community through our Academic Associates program, under which academia and biotechnology firms work directly with our staff scientists to monitor and consult on existing test procedures and develop new esoteric test methods. In addition, we have entered into licensing arrangements and co-development agreements with biotechnology companies and academic medical centers.

Clinical Trials Testing

      We believe that, as a result of the acquisition of SBCL's clinical trials business, we are one of the world's three largest providers of clinical laboratory testing performed in connection with clinical research trials on new drugs. Clinical research trials are required by the FDA to assess the safety and efficacy of new drugs. We have clinical trials testing centers in the United States and in England. We also provide clinical trials testing in Australia and South Africa through arrangements with third parties. Clinical trials involving new drugs are increasingly being performed both inside and outside the United States. Approximately 40% of our net revenues from clinical trials testing represents testing for SmithKline Beecham. Under a ten-year agreement, we are the primary provider of clinical trials testing services for SmithKline Beecham worldwide. We believe that this business will not be negatively impacted by the merger of SmithKline Beecham with Glaxo Welcome which was completed in December 2000.

Medical Information

      The demand for comprehensive medical information continues to grow. Using our extensive database as well as our core medical and analytical expertise, our Quest Informatics division has developed a portfolio of information products that enable customers to access a wide range of information critical to healthcare and patient care decision making. These products can be used by managed care organizations and other payers as well as large pharmaceutical companies. These products maintain patient confidentiality and require patient consent if patient identified information is provided to a third party.

      We continue to explore ways to capitalize on the enormous potential of providing healthcare information through opportunities ranging from Internet-based health and information services to direct-to-consumer services. During the second quarter of 2000, we began to provide laboratory results and testing information directly to consumers who request it over the Internet through Caresoft's consumer web site, TheDailyApple.com, enabling consumers, without payment of any fee, to download these results into a secured personal medical record. We believe that by providing customers with an easy-to-use and rapid way to comprehensively analyze medical information, our customers will increasingly want to use our services as both a testing company and information provider. As more and more clinical laboratory customers continue to use comprehensive medical information in their decision making, we are not only positioned to become the information provider of choice, but to do so through the most technologically advanced and customer friendly means.

Other Services and Products

      We manufacture and market diagnostic test kits and systems primarily for esoteric testing under the Nichols Institute Diagnostics brand name. These are sold principally to hospital and clinical laboratories, both domestically and internationally.

Payers and Customers

      We provide testing services to a broad range of healthcare providers. We consider a "payer" as the party that pays for the test. Depending on the billing arrangement and applicable law, the payer may be (1) the physician or other party (such as another laboratory or an employer) who referred the testing to us, (2) the patient, or (3) a third party who pays the bill for the patient, such as an insurance company, Medicare or Medicaid. Some states, including New York, New Jersey and Rhode Island, prohibit us from billing physician clients. We generally consider a "customer" to be the party who refers tests to us. We also consider a managed care organization that contracts with us on an exclusive or semi-exclusive basis on behalf of its patients as both our customer and payer.

      During 2000, no single customer or affiliated group of customers accounted for more than 5% of our net revenues. We believe that the loss of any one of our customers would not have a material adverse effect on our financial condition, results of operations, or cash flow.

Payers

      The following table shows current estimates of the breakdown of the percentage of our total volume of requisitions and total clinical laboratory revenues during 2000 applicable to each payer group:

                                                                                            Revenue
                                                                                            as % of
                                                        Requisition Volume                   Total
                                                             as % of                  Clinical Laboratory
                                                           Total Volume                     Revenues
                                                           ------------                     --------
         Patient.................................            3%-- 5%                        5%-- 10%
         Medicare and Medicaid...................           10%-- 15%                      10%-- 15%
         Physicians, Hospitals, Employers and
         Other Monthly-Billed Payers.............           30%-- 35%                      25%-- 30%
         Third Party Fee-for-Service.............           25%-- 30%                      40%-- 45%
         Managed Care-Capitated..................           20%-- 25%                       5%-- 10%

Customers

Physicians

      Physicians requiring testing for patients whose tests are not covered by a managed care contract are one of the primary sources of our clinical laboratory testing volume. We typically bill physician accounts on a fee-for-service basis. Fees billed to physicians are based on the laboratory's client fee schedule and are typically negotiated. Fees billed to patients and third parties are based on the laboratory's patient fee schedule, which may be subject to limitations on fees imposed by third-party payers and negotiation by physicians on behalf of their patients. Medicare and Medicaid reimbursements are based on fee schedules set by governmental authorities.

Managed Care Organizations

      Managed care organizations, which typically contract with a limited number of clinical laboratories for their members, represent a substantial portion of our business. Larger managed care organizations typically prefer to use large independent clinical laboratories because they can provide services on a national or regional basis and can manage networks of local or regional laboratories. In addition, larger laboratories are better able to achieve the low-cost structures necessary to profitably service large managed care organizations and can provide test utilization data across their various plans.

      Over the last decade, the number of patients participating in managed care plans had grown significantly. In addition, the managed care industry has been consolidating, resulting in fewer but larger managed care organizations with significant bargaining power in negotiating fee arrangements with healthcare providers, including clinical laboratories. Managed care organizations frequently negotiate capitated payment contracts for a portion of their business, which shift the risk and cost of testing from the managed care organization to the clinical laboratory. Under a capitated payment contract, the clinical laboratory and the managed care organization agree to a per member, per month payment to cover all laboratory tests during the month, regardless of the number or cost of the tests actually performed. Some services, such as various esoteric tests, new technologies and anatomic pathology services, may be carved out from a capitated rate and, if carved out, are charged on a fee-for-service basis. Some capitated payment contracts include retroactive or future fee adjustments if the number of tests performed for the managed care organization exceeds or is less than the negotiated threshold levels. For their fee-for-service testing, managed care organizations also typically negotiate substantial discounts.

      Capitated agreements with managed care organizations have historically been priced aggressively, particularly for exclusive or semi-exclusive arrangements. This practice was due to competitive pressures and the expectation that a laboratory could capture not only the testing covered under the contract, but also additional higher priced fee-for-service business from participating physicians. However, as the number of patients covered under managed care organizations increased, more patients were covered by capitated agreements and there was less fee-for-service business, and therefore less profitable business to offset the lower margin capitated managed care business. Furthermore, physicians became increasingly affiliated with more than one managed care organization, and, therefore, a clinical laboratory received little, if any, additional fee-for-service testing from participating physicians.

      Recently, there has been a shift in the way major managed care organizations contract with clinical laboratories. Managed care organizations have begun to offer more freedom of choice to their affiliated physicians, including greater freedom to determine which laboratory to use and which tests to order. Accordingly, several agreements with major managed care organizations have been renegotiated from exclusive contracts to non-exclusive contracts. As a result, under these non-exclusive arrangements, physicians have more freedom of choice in selecting laboratories, and laboratories are likely to compete more on the basis of service and quality rather than price alone. As a result of this emphasis on greater freedom of choice as well as our enhanced service network and capabilities, and our focus on ensuring that overall arrangements are profitable, pricing of managed care agreements has improved. Also, managed care organizations have recently been giving patients greater freedom of choice and patients have increasingly been selecting plans (such as preferred provider organizations) that offer a greater choice of providers. Pricing for these preferred provider organizations is typically negotiated on a fee-for-service basis, which generally results in higher revenue per requisition than under a capitated fee arrangement. We cannot assure investors that these trends will continue, that we will be successful in obtaining business under non exclusive arrangements or that we will continue to be successful in renegotiating our contracts with managed care organizations. If managed care organizations resume the pattern of negotiating for exclusive contracts that involve aggressively priced capitated payments, it could have a material adverse effect on our financial condition, results of operations and cash flow.

      During 2000, we renegotiated several arrangements with managed care organizations under which we are no longer responsible for all the costs of clinical laboratory services provided to the members of the managed care organizations, including the charges for tests performed by other laboratory providers. As a result, net revenues and cost of services will no longer include the cost of testing performed by third parties under these network management arrangements. While this has the immediate effect of reducing our net revenues, it reduces our risks associated with being financially responsible for the costs of tests performed by other laboratories. In addition, we still have some arrangements under which we are responsible for forming and managing for the benefit of a managed care organization a network of subcontracted laboratories. Under these arrangements we receive fees for the clinical laboratory services that we perform as well as a fee for managing the laboratory network.

Hospitals

      We provide services to hospitals throughout the United States that vary from esoteric testing to laboratory management. We believe that we are the industry's market leader in servicing hospitals. Testing for hospitals accounts for approximately 11% of our net revenues. Hospitals generally maintain an on-site laboratory to perform testing on patients and refer less frequently needed and highly specialized procedures to outside laboratories, which typically charge the hospitals on a negotiated fee-for-service basis. We believe that most hospital laboratories perform approximately 95% to 97% of their patients' clinical laboratory tests. Many hospitals compete with independent clinical laboratories by encouraging community physicians to send their testing to the hospital's laboratory. In addition, hospitals that have purchased physicians' practices generally require their physicians to send their tests to the hospital's affiliated laboratory. As a result, hospital-affiliated laboratories can be both customers and competitors for independent clinical laboratories.

      We have joint venture arrangements with leading integrated health delivery networks in several metropolitan areas. These joint venture arrangements, which provide testing for these hospitals as well as for unaffiliated physicians and other healthcare providers in their geographic areas, serve as our principal laboratory facilities in their service areas. Typically, we have either a majority ownership interest in, or day-to-day management responsibilities for, our hospital joint venture relationships. We also manage the laboratories at a number of other hospitals.

Employers, Governmental Institutions and Other Clinical Laboratories

      We provide testing services to governmental agencies, including the Department of Defense and state and federal prison systems, and to large employers. We believe we are the leader in the clinical laboratory industry in providing testing to employers for substance abuse, occupational exposures, and comprehensive wellness programs. Wellness programs enable employers to take an active role in lowering their overall healthcare costs. Testing services for employers account for approximately 6% of our net revenues. We also perform esoteric testing services for other independent clinical laboratories that do not have the full range of our testing capabilities. All of these customers are charged on a fee-for-service basis.

Sales and Marketing

      We market to and service our customers through our direct sales force sales representatives, customer service and patient service representatives and couriers.

      Since 1996, we have focused our sales efforts on pursuing and keeping profitable accounts that generate an acceptable return. We have an active account management process to evaluate the profitability of all of our accounts. Where appropriate, we change the service levels, terminate accounts that are not profitable, or adjust pricing.

      Most sales representatives market routine laboratory services primarily to physicians and hospitals. The remaining sales representatives focus on particular market segments or on testing niches. For example, some representatives concentrate on market segments such as hospitals or managed care organizations, and others concentrate on testing niches such as substance-abuse testing.

      Customer service representatives perform a number of services for patients and customers. They monitor services, answer questions and help resolve problems. Our couriers pick up specimens from most clients daily.

Strategic Growth Opportunities

      In addition to expanding our core clinical laboratory business through internal growth and pursuing our strategy to become a leading provider of medical information, we intend to continue to leverage our network in order to capitalize on targeted growth opportunities both inside and outside our core laboratory testing business.

      o Selective Regional Acquisitions: The clinical laboratory industry is still fragmented. Historically, regional acquisitions fueled our growth. We expect to focus future clinical laboratory acquisition efforts on laboratories that can be integrated into our existing laboratories without impeding the integration of SBCL's operations such as our acquisition of the assets of Clinical Laboratories of Colorado in February 2001. This strategy will enable us to reduce costs and gain other benefits from the elimination of redundant facilities and equipment, and reductions in personnel. We may also consider acquisitions of ancillary businesses as part of our overall growth strategy.

      o Genomics and Specialty Testing: We intend to remain a leading innovator in the clinical laboratory industry by continuing to introduce new tests, technology and services. We estimate that the current United States market in gene based testing is approximately $1 billion per year. We believe that we have the largest gene based testing business in the United States, with more than $225 million in annual revenues, and that this business will grow by at least 25% per year over the next several years. We believe that, with the unveiling of the human genome, the discovery of new genes and the association of these genes with disease will result in more complex and thorough diagnostic testing. We believe that we are well positioned to capture this growth. We intend to focus on commercializing diagnostic applications of discoveries in the areas of functional genomics, or the analysis of genes and their functions, and proteomics, or the discovery of new proteins made possible by the human genome project.

      o Medical Information: We believe that we have the largest private clinical laboratory results database in the world. This database continues to grow as we perform tests related to over 100 million requisitions involving approximately 80 million patients each year. We believe that this database has substantial value since a significant portion of all healthcare decisions and spending are impacted by laboratory testing results. Large customers of clinical laboratories are increasingly interested in integrating our clinical laboratory data with other healthcare information to answer quality, marketing and financial related questions. In addition, pharmaceutical manufacturers are increasing their use of the data to expand their marketing efforts as well as to promote disease management. In order to meet these emerging needs for medical information, our Quest Informatics division has developed a portfolio of information products including Internet-based health and information services that provide customers secure access to our extensive database, along with medical and analytical expertise. We also provide customized services for pharmaceutical and health product companies to support the development and implementation of their business strategies. We intend to maintain the trust of patients and providers by ensuring the security and confidentiality of individual patient results.

      o Consumer Health: Currently, almost all the testing we perform is ordered directly by a physician, who then receives the test results. However, consumers are becoming increasingly interested in managing their own health and health records. We believe that consumers will increasingly want to order clinical laboratory tests themselves, particularly for tests that measure levels of cholesterol, PSA (prostate specific antigen), glucose, hemoglobin A1c (diabetes monitoring), and TSH (thyroid disorders), even if they are responsible for paying for the tests themselves. Instead of first having to go to their treating physician to order a test, consumers could order testing services directly through the Internet or our network of patient service centers, which already services over 100,000 patients each day. We have initiated a pilot program providing direct testing access to consumers in several test markets and plan to expand this program in 2001 into additional test markets. A consumer-focused web site will be integral to the awareness and delivery of information content surrounding the testing services provided in our facilities. Laws in a number of states restrict the ability of consumers to order tests directly and permit test results to be provided only to the ordering physician. In order to serve consumers in these states and comply with applicable law, we are utilizing a physician network to facilitate the ordering of tests and reporting of results. We believe that consumer demand may result, over time, in the re-examination of regulatory restrictions on consumers' ability to order clinical tests and to receive test results directly.

      o Anatomic Pathology: While we are the leading provider of anatomic pathology services in the United States, we have traditionally been strongest in the less profitable segments of the business, such as pap smears. During the last several years we have converted more than 35% of our pap smear business to ThinPrep(TM), a higher quality, higher margin product offering. We intend to continue to expand our anatomic pathology business into higher profit margin areas. We believe that the current United States market for anatomic pathology services is approximately $5 billion per year and that we perform approximately $300 million of such services each year, representing a market position significantly less than our share of the entire clinical laboratory market.

      o Pharmaceutical and Biotechnology Services: Among our strengths are our service relationships with more than half of the physicians in the United States, our 100 million requisitions involving approximately 80 million patients each year, and our clinical laboratory results database, which we believe to be the largest private database of its kind in the world. We believe that we can leverage these strengths to assist the pharmaceutical and biotechnology industries in the development and commercialization of their products. Recently, the global pharmaceutical industry has invested approximately $50 billion annually in research and development of new products and an even greater amount in support of their commercialization, of which approximately 50% is spent in the United States. This spending is expected to grow in excess of 10% per annum in support of the increasing need for new, innovative pharmaceutical products. Beyond our existing clinical trials business, profitable growth opportunities exist in the following areas: post-marketing (Phase IV) research, patient recruitment, genomics (drug discovery), over-the-counter drug testing and pharmaceutical sales and product detailing.

Information Systems

      Information systems are used in laboratory testing, billing, customer service, logistics, management of medical data, and other aspects of our business. We believe that the efficient handling of information involving patients, payers, customers, and other parties will be critical to our future success. Sustained or repeated system failures that interrupt our ability to process test orders, deliver test results or perform tests in a timely manner would adversely affect our reputation and result in a loss of customers.

      During the 1980s and early 1990s when we acquired many of our laboratory facilities, regional laboratories were operated as local, decentralized units. When the laboratories were acquired, we did not make significant changes in their method of operations and we did not standardize their billing, laboratory, and some of their other information systems. As a result, by the end of 1995 we had many different information systems for billing, test results reporting, and other transactions. Over time, the growth in the size and network of our customers and the increasing complexity of billing demonstrated a greater need for standardized systems.

      Prior to the acquisition of SBCL, we had chosen our proprietary SYS system as our standard billing system and our QuestLab system (which is licensed from a third party) as our standard laboratory information system, and had begun to convert our laboratories to these standard systems. SBCL had standardized billing and laboratory information systems (which are different from our existing systems) throughout its laboratory network. During 2001 we plan to begin implementing a new laboratory information system and a new billing system that combine the functionality of the existing systems of Quest Diagnostics and SBCL. We expect that this standardization process will take several years to complete and result in significantly more centralized systems than we have today. We expect the integration of these systems will improve operating efficiency and provide management with more timely and comprehensive information with which to make management decisions. However, failure to properly implement this standardization process could materially adversely impact us. During system conversions of this type, workflow is temporarily interrupted, which may cause backlogs. In addition, the implementation process, including the transferring of databases and master files to a new data center, presents significant conversion risks which could have a material adverse impact on our business.

      We continue to invest in the development and improvement of our connectivity products for customers and providers by developing differentiated products that will provide friendlier, easier access to information. During the second quarter of 2000 we introduced a new service offering physicians secure access to their patients' confidential laboratory results via the Internet through our own web site. During the fourth quarter of 2000 we introduced a new service enabling physicians to order tests (as well as receive results) through our web site. This new service will allow us to replace desktop products that we currently provide to most physicians. During the second quarter of 2000, we entered into an agreement with MedPlus to market MedPlus' ChartMaxx and E. Maxx patient record systems, which support the creation and management of an electronic patient record, by bringing together in one patient-centric view information from various sources, including the physician's records and laboratory and hospital data. MedPlus has agreed not to market these systems with other laboratories. We intend to consider other strategic arrangements that will enhance our ability to introduce electronic services to a broader variety of customers across all spectrums.

Billing

      Billing for laboratory services is complicated. Laboratories must bill various payers, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, all of which have different requirements. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds complexity to the billing process.

      Most of our bad debt expense is the result of issues that are not credit-related, primarily missing or incorrect billing information on requisitions. In general, we perform the requested tests and report test results regardless of whether the billing information is incorrect or missing. We subsequently attempt to obtain any missing information and rectify incorrect billing information received from the healthcare provider. Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable. When all issues relating to the missing or incorrect information are not resolved in a timely manner, the related receivables are written-off to the allowance for doubtful accounts.

      Among many other factors that complicate billing are (1) pricing differences between our fee schedules and those of the payers, (2) disputes with payers as to which party is responsible for payment and (3) disparity in coverage among various payers. Adjustments impacting receivables as a result of these billing related matters are generally accounted for as revenue adjustments and not written-off to the allowance for doubtful accounts.

      We have implemented "best practices" for billing that have significantly reduced the percentage of requisitions with missing billing information from approximately 16% at the beginning of 1996 to approximately 5.5% immediately prior to the acquisition of SBCL. These initiatives, together with progress in dealing with Medicare medical necessity documentation requirements and standardizing billing systems, have significantly reduced bad debt expense since 1996. During the twelve months ended July 31, 1999 (immediately prior to the acquisition of SBCL), our bad debt expense was about 6% of net revenues (adjusted to exclude the effect of testing performed by third parties under our laboratory network management arrangements), while SBCL, which had not implemented procedures similar to ours, had bad debt expense of about 10% of net revenues (adjusted to exclude the effect of testing performed by third parties under SBCL's laboratory network management arrangements). Since the acquisition, we have begun to implement our pre-acquisition billing practices at the former SBCL facilities, which we believe should enable us to lower overall bad debt expense (including that of SBCL) to or below the levels immediately prior to the acquisition. As a result of implementing these billing practices, bad debt expense improved to about 7% of net revenues during 2000, from about 8% of net revenues (adjusted to exclude the effect of testing performed by third parties under our laboratory network management arrangements) just after completion of the SBCL acquisition.

      Changes in laws and regulations could negatively impact our ability to bill our clients. Currently the Health Care Financing Administration (HCFA) is considering the adoption of a HCFA-approved advance beneficiary notice, or ABN, which would require Medicare beneficiaries to read and sign a lengthy two-page form in order to make an informed decision whether to personally assume financial liability for laboratory tests which are likely to be not covered by Medicare because they are deemed to not be medically necessary. We are generally permitted to bill Medicare patients for clinical laboratory tests which Medicare does not pay because of lack of "medical necessity" only if the patient signs an ABN in advance of the testing being performed. We do not have any direct contact with most of these patients and, in such cases, cannot control the proper use of the ABN by the physician or the physician's office staff. If the ABN is not timely completed or is not completed properly, we end up performing tests that we cannot subsequently bill to the patient if they are not reimbursable by Medicare. Adoption of the new separate two-page ABN form could result in even fewer valid ABNs and consequently prevent us from billing additional beneficiaries for services denied by Medicare for lack of medical necessity.

Competition

      The clinical laboratory testing business is fragmented and highly competitive. We compete with three types of providers: hospital-affiliated laboratories, other independent clinical laboratories, and physician-office laboratories. We are the leading clinical laboratory provider in the United States, with net revenues of approximately $3.4 billion during 2000 and facilities in substantially all of the country's major metropolitan areas. Our largest competitor is Laboratory Corporation of America Holdings, or LabCorp, which had net revenues of approximately $1.9 billion during 2000. In addition, we compete with many smaller regional and local independent clinical laboratories, as well as with laboratories owned by physicians and hospitals.

      We believe that healthcare providers often consider the following factors, among others, in selecting a laboratory:

      o     service capability and quality;

      o     accuracy, timeliness and consistency in reporting test results;

      o     number and type of tests performed by the laboratory;

      o number, convenience and geographic coverage of patient service centers;

      o     reputation in the medical community; and

      o     pricing.

      We believe that we compete favorably in each of these areas.

      We believe that large independent clinical laboratories may be able to increase their share of the overall clinical laboratory testing market due to their large service networks and lower cost structures. These advantages should enable larger clinical laboratories to more effectively serve large managed care organizations and more effectively deal with Medicare reimbursement reductions and utilization controls. In addition, we believe that consolidation in the clinical laboratory testing business will continue.

Quality Assurance

      Our goal is to continually improve the processes for collection, storage and transportation of patient specimens, as well as the precision and accuracy of analysis and result reporting. Our quality assurance efforts focus on proficiency testing, process audits, statistical process control and personnel training for all of our laboratories and patient service centers. We are implementing a Six Sigma process to help achieve our goal of becoming recognized as the undisputed quality leader in the healthcare services industry.

      Internal Proficiency Testing, Quality Control and Audits. Quality control samples are processed in parallel with the analysis of patient specimens. The results of tests on quality control samples are then monitored to identify drift, shift or imprecision in the analytical processes. In addition, we administer an internal proficiency testing program, where proficiency testing samples are processed through our systems as routine patient samples and reported. We also perform internal process audits as part of our comprehensive quality assurance program.

      External Proficiency Testing and Accreditation. All our laboratories participate in various quality surveillance programs conducted externally. These programs supplement all other quality assurance procedures. They include proficiency testing programs administered by the College of American Pathologists ("CAP"), as well as some state agencies.

      CAP is an independent non-governmental organization of board certified pathologists. CAP is approved by the Health Care Financing Administration to inspect clinical laboratories to determine compliance with the standards required by the Clinical Laboratory Improvement Amendments of 1988. CAP offers an accreditation program to which laboratories may voluntarily subscribe. All of the Company's major regional laboratories are accredited by the CAP. Accreditation includes on-site inspections and participation in the CAP (or equivalent) proficiency testing program.

Regulation of Clinical Laboratory Operations

      The clinical laboratory industry is subject to significant federal and state regulation, including inspections and audits by governmental agencies. Governmental authorities may impose fines or criminal penalties or take other enforcement actions to enforce laws and regulations, including revoking a clinical laboratory's right to conduct business. Changes in regulation may increase the costs of performing clinical laboratory tests or increase the administrative requirements of claims.

      CLIA. All of our laboratories and patient service centers are licensed and accredited by applicable federal and state agencies. The Clinical Laboratory Improvement Amendments of 1988 ("CLIA") regulates virtually all clinical laboratories by requiring they be certified by the federal government to ensure that all clinical laboratory testing services are uniformly accurate, reliable and timely. CLIA permits states to adopt regulations that are more stringent than federal law. For example, state laws may require additional personnel qualifications, quality control, record maintenance and proficiency testing.

      Drug Testing. The Substance Abuse and Mental Health Services Administration ("SAMHSA") regulates drug testing for public sector employees and employees of certain federally regulated businesses. SAMHSA has established detailed performance and quality standards that laboratories must meet to perform drug testing on federal employees and contractors and other regulated entities. All laboratories that perform such testing must be certified as meeting SAMHSA standards.

      Controlled Substances. The federal Drug Enforcement Administration (the "DEA") regulates access to controlled substances used to perform drugs of abuse testing. Laboratories that use controlled substances are licensed by the DEA.

      Medical Waste, Hazardous Waste and Radioactive Materials. Clinical laboratories are also subject to federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and radioactive materials. We generally use outside suppliers for specimen disposal.

      FDA. The Food and Drug Administration (the "FDA") has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories. The FDA recently issued a final rule clarifying that certain reagents used in many tests internally developed and performed by clinical laboratories will not require FDA clearance or approval. The FDA is also evaluating new criteria for certain tests that would not be subject to comprehensive CLIA requirements ("waived tests") and is studying whether it should adopt standards for regulation of genetic testing.

      Occupational Safety. The federal Occupational Safety and Health Administration ("OSHA") has established extensive requirements relating specifically to workplace safety for healthcare employers. This includes protecting workers from exposure to blood-borne pathogens, such as HIV and hepatitis B and C. OSHA recently amended its regulations to require employers to develop a program to reduce or eliminate needlestick injuries. During the fourth quarter of 2000, we began to provide safety needles to our employees, which are more expensive than regular needles, throughout our patient service center network.

      Specimen Transportation. Transportation of infectious substances such as clinical laboratory specimens is subject to regulation by the Department of Transportation, the Public Health Service ("PHS"), the United States Postal Service and the International Civil Aviation Organization.

      Corporate Practice of Medicine. Several states, including Colorado and Texas, in which several of our principal laboratories are located, prohibit corporations from the practice of medicine, including the provision of anatomic pathology services. These restrictions may affect our ability to provide services directly to consumers.

Confidentiality of Health Information

      Pursuant to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), on December 28, 2000, the Secretary of the Department of Health and Human Services ("HHS") issued final regulations that would establish comprehensive federal standards with respect to the use and disclosure of protected health information by a health plan, healthcare provider or healthcare data clearinghouse. The regulations establish a complex regulatory framework on a variety of subjects, including (a) the circumstances under which disclosures and uses of protected health information require a general patient consent, specific authorization by the patient, or no patient consent or authorization,
(b) the content of notices of privacy practices for protected health information, (c) patients' rights to access, amend and receive an accounting of the disclosures and uses of protected health information and (d) administrative, technical and physical safeguards required of entities that use or receive protected health information. The regulations establish a "floor" and would not supersede state laws that are more stringent. Therefore, we will be required to comply with both federal privacy standards and certain varying state privacy laws. In addition, for healthcare data transfers relating to citizens of other countries, we will need to comply with the privacy and security requirements of individual countries or, where applicable, the European Data Protection Directive (through adherence to the Safe Harbor Agreement between the European Union and the United States). The comment period was reopened for the federal privacy regulations, but they are anticipated to become effective in April 2003 for healthcare providers and most other covered entities. In addition, final standards for electronic transactions were issued in August 2000 and will become effective in October 2002. These regulations provide uniform standards for code sets and electronic claims, remittance advice, enrollment, eligibility and other electronic transactions. Finally, the proposed security and electronic signature regulations issued by the Secretary of HHS in August, 1998 pursuant to HIPAA are expected to be finalized this year. HIPAA provides for significant fines and other penalties for wrongful disclosure of protected health information. Compliance with the HIPAA requirements, when finalized, will require significant capital and personnel resources from all healthcare organizations, including us. However, we will not be able to estimate the cost of complying with all of these regulations until after they all are finalized. The regulations, when finalized and effective, could adversely affect us.

Regulation of Reimbursement for Clinical Laboratory Services

      Overview. The healthcare industry has been undergoing significant changes in the past several years. Governmental payers, such as Medicare (which principally serves patients aged 65 years and older) and Medicaid (which principally services indigent patients), as well as private insurers and large employers have taken steps to control the cost, utilization and delivery of healthcare services. Principally as a result of recent reimbursement reductions and measures adopted by the Health Care Financing Administration ("HCFA") to reduce utilization described below, the percentage of our aggregate net revenues derived from Medicare programs declined from 20% in 1995 to 13% in 2000. We believe that our other business may significantly depend on continued participation in the Medicare and Medicaid programs, because many clients may want a single laboratory to perform all of their clinical laboratory testing services, regardless of whether reimbursements are ultimately made by themselves, Medicare, Medicaid or other payers.

      Billing and reimbursement for clinical laboratory testing is subject to significant and complex federal and state regulation. Penalties for violations of laws relating to billing federal healthcare programs and for violations of federal fraud and abuse laws include: (1) exclusion from participation in Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal penalties and fines; and (4) the loss of various licenses, certificates and authorizations necessary to operate some or all of a clinical laboratory's business. Civil monetary penalties for a wide range of violations are not more than $10,000 per violation plus three times the amount claimed and, in the case of kickback violations, not more than $50,000 per violation plus up to three times the amount of remuneration involved. A parallel civil remedy under the federal False Claims Act provides for damages not more than $11,000 per violation plus up to three times the amount claimed.

      Reduced Reimbursements. In 1984, Congress established a Medicare fee schedule payment methodology for clinical laboratory services performed for patients covered under Part B of the Medicare program. Congress then imposed a national ceiling on the amount that carriers could pay under their local Medicare fee schedules. Since then, Congress has periodically reduced the national ceilings. The Medicare national fee schedule limitations were reduced in 1996 to 76% of the 1984 national median and in 1998 to 74% of the 1984 national median. In addition, Congress also eliminated the provision for annual fee schedule increases based on the consumer price index through 2002. The Clinton Administration's original proposed budget for fiscal year 2001 sought to reduce by 1% the scheduled annual fee schedule increases based on the consumer price index for 2003, 2004 and 2005; and to reduce by 30% the reimbursement for four commonly ordered tests. However, no fee reductions were included in the final budget that was passed for fiscal year 2001. We cannot predict if future legislation will reduce reimbursement for clinical laboratory testing. During the 2000 presidential campaign, President Bush proposed changes to the Medicare program, particularly regarding payment for pharmaceutical products. However, President Bush has not announced any details regarding reimbursement of clinical laboratories.

      There have been several recent developments favorably impacting reimbursement by Medicare of clinical laboratory testing. As part of the 1999 Balanced Budget Refinement Act, the reimbursement by Medicare for Pap smear tests was increased by almost 100%. As part of Medicare/Medicaid "giveback" legislation finalized in December 2000, Medicare will begin to cover screening Pap smears on a biennial basis (previously Medicare covered one screening Pap smear every three years) effective in July 2001. As part of this same legislation, Congress directed the Secretary of HHS to obtain public input on coding and payment determinations for new clinical diagnostic laboratory tests and to set the national limitation amount for new clinical laboratory tests at 100% (rather than 74%) of the national median for such tests. Finally, this legislation also required the Secretary to study whether Medicare should cover routine thyroid screenings.

      Laboratories must bill the Medicare program directly and must accept the carrier's fee schedule amount as payment in full for most tests performed on behalf of Medicare beneficiaries. In addition, state Medicaid programs are prohibited from paying more (and in most instances, pay significantly less) than Medicare. Major clinical laboratories, including Quest Diagnostics, typically use two fee schedules:

      o "Client" fees charged to physicians, hospitals, and institutions to which a laboratory supplies services on a wholesale basis and which are billed on a monthly basis. These fees are generally subject to negotiation or discount.

      o "Patient" fees charged to individual patients and third-party payers, like Medicare and Medicaid. These generally require separate bills for each requisition.

      The fee schedule amounts established by Medicare are typically substantially lower than patient fees otherwise charged by us, but are higher than our fees actually charged to many clients. During 1992, the Office of the Inspector General (the "OIG") of the Department of Health and Human Services ("HHS") issued final regulations that prohibited charging Medicare fees substantially in excess of a provider's usual charges. The OIG, however, declined to provide any guidance concerning interpretation of these rules, including whether or not discounts to non-governmental clients and payers or the dual-fee structure might be inconsistent with these rules.

      A proposed rule released in September 1997 would authorize the OIG to exclude from participation in the Medicare program providers, including clinical laboratories, that charge Medicare and other programs fees that are "substantially in excess of . . . usual charges . . . to any of [their] customers, clients or patients." This proposal was withdrawn by the OIG in 1998. However, the 1997 Balanced Budget Act permits HCFA to adjust statutorily prescribed fees for some medical services, including clinical laboratory services, if the fees are "grossly excessive." In January 1998, HCFA issued an interim final rule setting forth criteria to be used by HCFA in determining whether to exercise this power. Among the factors listed in the rule are whether the statutorily prescribed fees are "grossly higher or lower than the payment made for the. . . services by other purchasers in the same locality." In November 1999, the OIG issued an advisory opinion which indicated that a clinical laboratory that offers discounts on client bills may violate the "usual charges" regulation if the "charge to Medicare substantially exceeds the amount the laboratory most frequently charges or has contractually agreed to accept from non-Federal payors." The OIG subsequently issued a letter clarifying that the usual charges regulation is not a blanket prohibition on discounts to private pay customers. We cannot provide any assurances to investors that fees payable by Medicare could not be reduced as a result of the application of this rule or that the government might not assert claims for reimbursement by purporting to apply this rule retroactively.

      Currently, there are no co-insurance or co-payments required for clinical laboratory testing. However, The Clinton Administration's original proposed budget for fiscal year 2001 called for reinstatement of 20% co-insurance for clinical laboratories. However, no co-insurance was included in the final budget approved for fiscal year 2001. When co-insurance was last in effect in 1984, clinical laboratories received from Medicare carriers only 80% of the Medicare allowed amount and were required to bill Medicare beneficiaries for the unpaid balance of the Medicare allowed amount. If enacted, a coinsurance proposal could adversely affect the revenues of the clinical laboratory industry, including us, by exposing the testing laboratory to the credit of individuals and by increasing the number of bills. In addition, a laboratory could be subject to potential fraud and abuse violations if adequate procedures to bill and collect the co-insurance payments are not established and followed.

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

      In March 1996, HCFA eliminated its prior policy under which Medicare paid for all tests contained in an automated chemistry panel when at least one of the tests in the panel is medically necessary. HCFA indicated that under the new policy, Medicare will only pay for those individual tests in a chemistry panel that are medically necessary. Subsequently the American Medical Association ("AMA"), in conjunction with HCFA, eliminated the existing automated chemistry panel series (CPT Codes 80002-80019) and designated four new panels of "clinically relevant" automated chemistry panels. HCFA adopted these panels in 1998, and in 1999 and 2000 amended these new panels or created additional panels.

      We are generally permitted to bill patients directly for some statutorily excluded clinical laboratory services. We are also generally permitted to bill patients for clinical laboratory tests that Medicare does not pay for due to "medical necessity" limitations (these tests include limited coverage tests for which a carrier-approved diagnosis code is not provided by the ordering physician) if the patient signs an advance beneficiary notice (ABN). See "Billing".

      Inconsistent Practices. Currently, many different local carriers administer Medicare. They have inconsistent policies on matters such as: (1) test coverage; (2) automated chemistry panels; (3) diagnosis coding; (4) claims documentation; and (5) fee schedules (subject to the national limitations). Inconsistent regulation has increased the complexity of the billing process for clinical laboratories. As part of the 1997 Balanced Budget Act, HHS was required to adopt uniform policies on the above matters by January 1, 1999 and replace the current local carriers with no more than five regional carriers. Although HHS has finalized a number of uniform policies, it has not taken any final action to replace the local carriers with five regional carriers. However, in November 2000, HCFA published a solicitation in the Commerce Business Daily seeking two contractors to process Part B clinical laboratory claims. In the solicitation, HCFA stated that the Secretary has decided to limit the number of carriers processing clinical diagnostic laboratory test claims to two contractors. The solicitation indicated that the Request for Proposal (RFP) would be released on or before December 31, 2000 but as of March 14, 2001, it had not been issued; the solicitation did not indicate the effective date for a final transition to the regional carrier model.

      HCFA plans to achieve standardization through the help of a single claims processing system for all carriers. This initiative, however, was suspended due to HCFA's Year 2000 compliance priorities.

      Competitive Bidding. The 1997 Balanced Budget Act requires HCFA to conduct five Medicare bidding demonstrations involving various types of medical services and complete them by 2002. HCFA is expected to include a clinical laboratory demonstration project in a metropolitan statistical area as part of the legislative mandate. If competitive bidding were implemented on a regional or national basis for clinical laboratory testing, it could materially adversely affect the clinical laboratory industry and us.

      Future Legislation. Future changes in federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could adversely affect us. We cannot predict, however, whether and what type of legislative proposals will be enacted into law or what regulations will be adopted by regulatory authorities.

      Fraud and Abuse Regulations. Medicare and Medicaid anti-kickback laws prohibit clinical laboratories from making payments or furnishing other benefits to influence the referral of tests billed to Medicare, Medicaid or other federal programs.

      Various federal enforcement agencies, including the Federal Bureau of Investigations ("FBI") and the OIG, liberally interpret and aggressively enforce statutory fraud and abuse provisions. According to public statements by the Department of Justice ("DOJ"), during the last several years healthcare fraud has been elevated to one of the highest priorities of the DOJ, and substantial prosecutorial and other law enforcement resources have been committed to investigating healthcare provider fraud. The OIG also is involved in investigations of healthcare fraud and has, according to recent workplans, targeted certain laboratory practices for study, investigation and prosecution. As noted above, the penalties for violation of these laws may include criminal and civil fines and penalties and exclusion from participation in federal programs. Many of the anti-fraud statutes and regulations, including those relating to joint ventures and alliances, are vague or indefinite and have not been interpreted by the courts. We cannot predict if some of the fraud and abuse rules will be interpreted contrary to our practices.

      In November 1999, the OIG issued an advisory opinion concluding that the industry practice of discounting client bills may constitute a kickback if the discounted price is below a laboratory's overall cost (including overhead) and below the amounts reimbursed by Medicare. Advisory opinions are not binding but may be indicative of the position that prosecutors may take in enforcement actions. The OIG's opinion, if enforced, could result in fines and possible exclusion and could require us to eliminate offering discounts to clients below the rates reimbursed by Medicare. The OIG subsequently issued a letter clarifying that it did not intend to imply that discounts are a per se violation of the federal anti-kickback statute, but may merit further investigation depending on the facts and circumstances presented.

      In addition, since 1992, a federal anti-"self-referral" law, commonly known as the "Stark" law, prohibits, with certain exceptions, Medicare payments for laboratory tests referred by physicians who have, personally or through a family member, an investment interest in, or a compensation arrangement with, the testing laboratory. Since January 1995, these restrictions have also applied to Medicaid-covered services. Many states have similar anti-"self-referral" and other laws that also affect investment and compensation arrangements with physicians who refer other than government-reimbursed laboratory testing to us. We cannot predict if some of the state laws will be interpreted contrary to our practices.

Government Investigations and Related Claims

      Quest Diagnostics and SBCL have each settled government claims that primarily involved industry-wide billing and marketing practices that were substantially discontinued by the mid-1990s. The most recent settlement was finalized in December 2000, when we entered into a civil settlement under which we paid a total of approximately $13 million to settle similar claims with respect to Nichols Institutes' former regional laboratories. This settlement was covered by the indemnification from Corning Incorporated as described in Note 17 to the Consolidated Financial Statements. However, there remain pending against Quest Diagnostics and SBCL private claims arising out of the settlement of the governmental claims, including several class actions brought against SBCL.

      Our aggregate reserves with respect to billing-related claims (including pre-acquisition claims of SBCL) were about $88 million at December 31, 2000. The reserves represent amounts for future government and private settlements of pending matters or matters deemed probable as a result of the government and private settlements and self-reporting. Most of the claims are generally subject to indemnification from SmithKline Beecham as described in Note 17 to the Consolidated Financial Statements. SmithKline Beecham has also agreed to indemnify us with respect to pending actions relating to a former SBCL employee that at times reused certain needles when drawing blood from patients. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information may become available that may cause the final resolution of these matters to exceed established reserves by an amount which could be material to our results of operations and cash flows in the period in which such claims are settled. We do not believe that these issues will have a material adverse effect on our overall financial condition. However, we understand that there may be pending qui tam claims brought by former employees or other "whistle blowers" as to which we have not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

      As an integral part of our compliance program discussed below, we investigate all reported or suspected failures to comply with federal healthcare reimbursement requirements. Any non-compliance that results in Medicare or Medicaid overpayments is reported to the government and reimbursed by us. As a result of these efforts, we have periodically identified and reported overpayments. While we have reimbursed these overpayments and have taken corrective action where appropriate, we cannot assure investors that in each instance the government will necessarily accept these actions as sufficient.

Compliance Program

      Compliance with all government rules and regulations has become a significant concern throughout the clinical laboratory industry because of evolving interpretations of regulations and the national debate over healthcare. We began a compliance program early in 1993.

      We emphasize the development of training programs intended to ensure the strict implementation and observance of all applicable laws, regulations and company policies. Further, we conduct in-depth reviews of procedures, personnel and facilities to assure regulatory compliance throughout our operations. The quality, safety and compliance committee of the board of directors requires periodic reporting of compliance operations from management. Government officials have publicly cited this program as a model for the industry.

      In October 1996, we signed a five-year corporate integrity agreement with the OIG. Under the agreement, we agreed to take steps to demonstrate our integrity as a provider of services to federally sponsored healthcare programs. These include steps to:

      o     maintain our corporate compliance program;

      o     adopt pricing guidelines;

      o     audit laboratory operations; and

      o investigate and report instances of noncompliance, including any corrective actions and disciplinary steps.

      This agreement also gives us the opportunity to seek clearer guidance on matters of compliance and to resolve compliance issues directly with the OIG. SBCL also entered into a five-year corporate integrity agreement with the OIG that became effective in 1997. As a result of our acquisition of SBCL, SBCL is now covered under our corporate integrity agreement.

      None of the undertakings included in our corporate integrity agreement are expected to have any material adverse effect on our business, financial condition, results of operations, cash flow, and prospects. We believe we comply in all material respects with all applicable statutes and regulations. However, we cannot assure you that no statutes or regulations will be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect us. Potential sanctions for violation of these statutes include significant damages, penalties, and fines, exclusion from participation in governmental healthcare programs and the loss of various licenses, certificates and authorization necessary to operate some or all of our business.

Insurance

      We maintain various liability and property insurance programs (subject to maximum limits and self-insured retentions) for claims that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results and other exposures. Management believes that present insurance coverage and reserves are sufficient to cover currently estimated exposures, but we cannot assure you that we will not incur liabilities in excess of the policy limits. Similarly, although we believe that we will be able to obtain adequate insurance coverage in the future at acceptable costs, we cannot assure you that we will be able to do so.

Employees

      At both December 31, 2000 and 1999, we employed approximately 27,000 people. Approximately 25,000 of our employees were full-time at December 31, 2000. These totals exclude employees of the joint ventures in which we do not have a majority interest. We have no collective bargaining agreements with any unions, and we believe that our overall relations with our employees are good.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

      Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "estimate", "anticipate", "plan" or "continue". These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could significantly cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation.

      We would like to take advantage of the "safe harbor" provisions of the Litigation Reform Act in connection with the forward-looking statements included in this document. Investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this document. The following important factors could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements:

      (a) Heightened competition, including increased pricing pressure and competition from hospitals for testing for non-patients. See "Business - Competition."

      (b) Impact of changes in payer mix, including any shift from traditional, fee-for-service medicine to capitated managed-cost healthcare. See "Business - Payers and Customers - Customers - Managed Care Organizations."

      (c) Adverse actions by government or other third-party payers, including unilateral reduction of fee schedules payable to us and a resumption by managed care organizations of the practice of negotiating for exclusive contracts that involve aggressively priced capitated payments. See "Business--Regulation of Reimbursement for Clinical Laboratory Services" and "Business - Payers and Customers - Customers - Managed Care Organizations."

      (d) The impact upon our volume and collected revenue or general or administrative expenses resulting from our compliance with Medicare and Medicaid administrative policies and requirements of third-party payers. These include:

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

            (3) continued inconsistent practices among the different local carriers administering Medicare; and

            (4)   Proposed changes by HCFA to the ABN form.

            See "Business - Regulation of Reimbursement for Clinical laboratory Services" and "Business - Billing".

      (e) Adverse results from pending or future government investigations or private actions. These include, in particular:

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

      (g) Failure to efficiently integrate acquired clinical laboratory businesses, particularly SBCL's, or to efficiently integrate clinical laboratory businesses from joint ventures and alliances with hospitals, and the costs related to any such integration, or to retain key technical and management personnel. See
            "Business - Aquisition and Integration of SBCL Operations."

      (h) Inability to obtain professional liability insurance coverage or a material increase in premiums for such coverage. See "Business - Insurance."

      (i) Denial of CLIA certification or other license for any of Quest Diagnostics' clinical laboratories under the CLIA standards, by HCFA for Medicare and Medicaid programs or other federal, state and local agencies. See "Business - Regulation of Clinical Laboratory Operations."

      (j) Adverse publicity and news coverage about us or the clinical laboratory industry.

      (k) Computer or other system failures that affect our ability to perform tests, report test results or properly bill customers, including potential failures resulting from systems conversions, including from the integration of the systems of Quest Diagnostics and SBCL, telecommunications failures, malicious human act (such as electronic break-ins or computer viruses) or natural disasters. See "Business - Information Systems" and "Business - Billing."

      (l) Development of technologies that substantially alter the practice of laboratory medicine, including technology changes that lead to the development of more cost-effective tests such as (1) point-of-care tests that can be performed by physicians in their offices and (2) home testing that can be carried out without requiring the services of clinical laboratories.

      (m) Issuance of patents or other property rights to our competitors or others that could prevent, limit or interfere with our ability to develop, perform or sell our tests or operate our business. See "Business--The United States Clinical Laboratory Testing Market."

      (n) Development of tests by our competitors or others which we may not be able to license or use of our technology or similar technologies or our trade secrets by competitors, any of which could negatively affect our competitive position.

      (o) Development of an Internet based electronic commerce business model that does not require an extensive logistics and laboratory network.

      (p) The impact of the privacy and security regulations issued under HIPAA on our operations (including its medical information services) as well as the cost to comply with the regulations. See
            "Business - Confidentiality of Health Information."

      (q) Changes in interest rates causing a substantial increase in our effective borrowing rate.

      (r) An ability to hire and retain qualified personnel or the loss of the services of one or more of our key senior management personnel.

Item 2. Properties

Our principal laboratories (listed alphabetically by state) are located in or near the following metropolitan areas. In certain areas (indicated by the number
(2)), we have two principal laboratories as a result of the acquisition of SBCL. Except in the case of the Chicago area, we intend to close or reduce in size one of the duplicate facilities.

                         Location                                  Leased or Owned
                         --------                                  ---------------
Phoenix, Arizona                                               Leased by Joint Venture
Los Angeles, California                                                 Owned
San Diego, California                                                   Leased
San Francisco, California                                               Owned
San Juan Capistrano, California                                         Owned
Denver, Colorado                                                        Leased
New Haven, Connecticut                                                  Owned
Miami, Florida (2)                                                      Leased
Tampa, Florida                                                          Owned
Atlanta, Georgia                                                        Owned
Chicago, Illinois (2)                                           One owned, one leased
Indianapolis, Indiana                                          Leased by Joint Venture
Lexington, Kentucky                                                     Owned
New Orleans, Louisiana                                                  Owned
Baltimore, Maryland                                                     Owned
Boston, Massachusetts                                                   Leased
Detroit, Michigan                                                       Leased
St. Louis, Missouri                                                     Owned
Lincoln, Nebraska                                                       Leased
New York, New York (Teterboro, New Jersey)                              Owned
Long Island, New York                                                   Leased
Oklahoma City, Oklahoma                                        Leased by Joint Venture
Portland, Oregon                                                        Leased
Philadelphia, Pennsylvania (2)                                  One owned, one leased
Pittsburgh, Pennsylvania                                                Leased
Nashville, Tennessee                                                    Leased
Dallas, Texas (2)                                                       Leased
Houston, Texas                                                          Leased
Seattle, Washington                                                     Leased

      Our executive offices are located in Teterboro, New Jersey, in the facility that also serves as our regional laboratory in the New York City metropolitan area. We also lease under a capital lease an administrative office (which served as the executive office of SBCL) in Collegeville, Pennsylvania. We also lease a facility near Collegeville that will serve as our national revenue service center. We own our laboratory facility in Mexico City and lease a laboratory facility near London, England. We are currently assessing our need for additional space near the Teterboro facility. We believe that, in general, our laboratory facilities are suitable and adequate for our current and anticipated future levels of operation. We believe that if we were unable to renew a lease on any of our testing facilities, we could find alternative space at competitive market rates and relocate our operations to such new location.

Item 3. Legal Proceedings

      In addition to the investigations described in "Business-Government Investigations and Related Claims," we are involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against us involve claims that are substantial in amount. Although we cannot predict the outcome of such proceedings or any claims made against us, we do not anticipate that the ultimate liability of such proceedings or claims will have a material adverse effect on our financial position or results of operations as they primarily relate to professional liability for which we believe we have adequate insurance coverage. See "Business-Insurance."

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

      Our common stock is listed and traded on the New York Stock Exchange under the symbol "DGX." The following table sets forth, for the periods indicated, the high and low sales price per share as reported on the New York Stock Exchange Consolidated Tape:

                                                  High          Low
                                                  ----          ---
       1998
       First Quarter                            $  17.13     $  15.06
       Second Quarter                              23.06        16.13
       Third Quarter                               22.00        16.00
       Fourth Quarter                              18.63        14.50

       1999

       First Quarter                               22.81        17.75
       Second Quarter                              27.50        21.50
       Third Quarter                               28.13        23.75
       Fourth Quarter                              32.94        22.56

       2000

       First Quarter                               40.38        29.13
       Second Quarter                              74.75        37.00
       Third Quarter                              141.00        73.25
       Fourth Quarter                             146.25        82.75

      As of February 28, 2001, we had approximately 6,800 record holders of our common stock.

      We have not paid dividends in 2000 and 1999, and do not expect to pay dividends on our common stock in the foreseeable future. Our bank credit facility prohibits us from paying cash dividends on our common stock. The Indenture relating to our 10 3/4% senior subordinated notes due 2006 restrict our ability to pay cash dividends based primarily on a percentage of our earnings, as defined.

Item 6. Selected Financial Data

      See page 29.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      See pages 32.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

      See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

      See Item 14 (a) 1 and 2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information concerning the directors of the Company is incorporated by reference to the information in the Company's Proxy Statement to be filed on or before April 30, 2001 (the "Proxy Statement") appearing under the caption "Election of Directors."

Executive Officers of the Registrant

      Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:

      Kenneth W. Freeman (50) is Chairman of the Board and Chief Executive Officer of the Company. Mr. Freeman joined the Company in May 1995 as President and Chief Executive Officer, was elected a director in July 1995 and was elected Chairman of the Board in December 1996. Prior to 1995, he served in a variety of financial and managerial positions at Corning, which he joined in 1972. He was elected Controller and a Vice President of Corning in 1985, Senior Vice President in 1987, General Manager of the Science Products Division in 1989 and Executive Vice President in 1993. He was appointed President and Chief Executive Officer of Corning Asahi Video Products Company in 1990.

      Surya N. Mohapatra, Ph.D. (51) is President and Chief Operating Officer. Prior to joining the Company in February 1999 as Senior Vice President and Chief Operating Officer, he was Senior Vice President of Picker International, a worldwide leader in advanced medical imaging technologies, where he served in various executive positions during his 18-year tenure.

      Richard L. Bevan (41) is Corporate Vice President for Human Resources. From 1982 until August 1999, Mr. Bevan served in a variety of human resources positions for SmithKline Beecham's pharmaceutical and clinical laboratory businesses, most recently serving as Vice President and Director of Human Resources-Operations for SBCL. Mr. Bevan was appointed Corporate Vice President for Human Resource Strategy and Development in August 1999, and to his present position in January 2001.

      Julie A. Clarkson (40) is Corporate Vice President for Communications and Public Affairs. Ms. Clarkson has overall responsibility for internal and external communications and government affairs. Ms. Clarkson has more than 12 years of experience in sales and operations with the Company, most recently serving as Vice President for Business Development in Europe. She assumed her current responsibilities in August 1999.

      Kenneth R. Finnegan (41) is Corporate Vice President for Business Development. Mr. Finnegan has overall responsibility for business development activities, including strategy development, acquisitions and investments. Mr. Finnegan joined the Company in July 1997 as Vice President and Treasurer and assumed his current responsibilities in July 2000. Prior to joining the Company, Mr. Finnegan served as Assistant Treasurer at General Signal Corporation.

      Robert A. Hagemann (44) is Corporate Vice President and Chief Financial Officer. He joined Corning Life Sciences, Inc., in 1992, where he held a variety of senior financial positions before being named Vice President and Corporate Controller of the Company in 1996. Prior to joining the Company, Mr. Hagemann was employed by Prime Hospitality, Inc. and Crompton & Knowles, Inc. in senior financial positions. He was also previously associated with Ernst & Young. Mr. Hagemann assumed his present responsibilities in August 1998.

      Gerald C. Marrone (58) is Senior Vice President, Administration and Chief Information Officer. Prior to joining the Company in November 1997 as Chief Information Officer, Mr. Marrone was with Citibank, N.A. for 12 years. During his tenure he was most recently Vice President, Division Executive for Citibank's Global Production Support Division. While at Citibank, he was also the Chief Information Officer of Citibank's Global Cash Management business. Prior to joining Citibank, he was the Chief Information Officer for Memorial Sloan-Kettering Cancer Center in New York for five years.

      Michael E. Prevoznik (39) is Corporate Vice President for Legal and Compliance and General Counsel. Prior to joining SBCL in 1994 as its Chief Legal Compliance Officer, Mr. Prevoznik was with Dechert Price & Rhodes. In 1996, he became Vice President and Chief Legal Compliance Officer for SmithKline Beecham Healthcare Services. In 1998, he was appointed Vice President, Compliance for SmithKline Beecham, assuming additional responsibilities for coordinating all compliance activities within SmithKline Beecham worldwide. Mr. Prevoznik assumed his current responsibilities with the Company in August 1999.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   Documents filed as part of this report:

      1. Index to financial statements and supplementary data filed as part of this report:

                                Item                                        Page

            Report of Independent Accountants.............................  F-1
            Consolidated Balance Sheets...................................  F-2
            Consolidated Statements of Operations.........................  F-3
            Consolidated Statements of Cash Flows.........................  F-4
            Consolidated Statements of Stockholders' Equity...............  F-5
            Notes to Consolidated Financial Statements....................  F-6
            Supplementary Data: Quarterly Operating Results (unaudited)...  F-33

      2.    Financial Statement Schedule:

                                Item                                        Page

            Schedule II - Valuation Accounts and Reserves.................  F-34

      3.    Exhibits filed as part of this report:

            See (c) below.

      (b)   Reports on Form 8-K filed during the last quarter of 2000:

            On October 31, 2000, the Company filed a current report on Form 8-K with respect to the acquisition of SBCL.

      (c)   Exhibits filed as part of this report:

Exhibit
Number   Description

   2.1 Form of Transaction Agreement among Corning Incorporated, Corning Life Sciences Inc., Corning Clinical Laboratories Inc. (Delaware), Covance Inc. and Corning Clinical Laboratories Inc. (Michigan), dated as of November 22, 1996 (filed as an exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
   3.1 Certificate of Incorporation of the Registrant (filed as an exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
   3.2 Amendment of the Certificate of Incorporation of the Registrant (filed as an Exhibit to the Company's proxy statement for the 2000 annual meeting of shareholders and incorporated herein by reference)
   3.3   Amended and Restated By-Laws of the Registrant
   4.1 Form of Rights Agreement dated December 31, 1996 (the "Rights Agreement") between

         Corning Clinical Laboratories Inc. and Harris Trust and Savings Bank as Rights Agent (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
   4.2 Form of Amendment No. 1 effective as of July 1, 1999 to the Rights Agreement (filed as an exhibit to the Company's current report on Form 8-K (Date of Report: August 16, 1999)and incorporated herein by reference)
   4.3 Form of Amendment No. 2 to the Rights Agreement (filed as an Exhibit to the Company's 1999 annual report on Form 10-K and incorporated herein by reference)
   4.4   Form of Amendment No. 3 to the Rights Agreement
   10.1 Form of Tax Sharing Agreement among Corning Incorporated, Corning Clinical Laboratories Inc. and Covance Inc. (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
   10.2 Form of Spin-Off Distribution Tax Indemnification Agreement between Corning Incorporated and Corning Clinical Laboratories Inc. (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
   10.3 Form of Spin-Off Distribution Tax Indemnification Agreement between Corning Clinical Laboratories Inc. and Covance Inc. (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
   10.4 Form of Spin-Off Distribution Tax Indemnification Agreement between Covance Inc. and Corning Clinical Laboratories Inc. (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
   10.5 Form of Executive Retirement Supplemental Plan (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
   10.6 Form of Variable Compensation Plan (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
   10.7 Stock and Asset Purchase Agreement dated as of February 9, 1999 among SmithKline Beecham plc, SmithKline Beecham Corporation and the Company (the "Stock and Asset Purchase Agreement") (filed as Appendix A of the Company's Definitive Proxy Statement dated May 11, 1999 and incorporated by reference)
   10.8 Amendment No. 1 dated August 6, 1999 to the Stock and Asset Purchase Agreement (filed as an exhibit to the Company's current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference)
   10.9 Non-Competition Agreement dated as of August 16, 1999 between SmithKline Beecham plc and the Company (filed as an exhibit to the Company's current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference)
   10.10 Stockholders Agreement dated as of August 16, 1999 between SmithKline Beecham plc and the Company (filed as an exhibit to the Company's current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference)
   10.11 Category One Data Access Agreement dated as of August 16, 1999 between SmithKline Beecham plc and the Company (filed as an exhibit to the Company's current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference)
   10.12 Global Clinical Trials Agreement dated as of August 16, 1999 between SmithKline Beecham plc and the Company (filed as an exhibit to the Company's current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference)
   10.13 Credit Agreement dated as of August 16, 1999 among the Company, as Borrower, the Guarantors party thereto, Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arranger and Syndication Agent, Banc of America Securities LLC, as Joint Lead Arranger, Bank of America, N.A., as Administrative Agent, Wachovia Bank N.A., as Co-Documentation Agent, The Bank of New York, as Co-Documentation Agent and the Lenders party thereto (filed as an exhibit to the Company's current report on Form 8-K (Date of Report:
         August 16, 1999) and incorporated herein by reference)
   10.14 Amendment No. 1 to the Credit Agreement (filed as an exhibit to the Company's 1999 annual report on Form 10-K and incorporated herein by reference)
   10.15 Amendment No. 2 to the Credit Agreement (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference)
   10.16 Security Agreement dated as of August 16, 1999 among the Company, each of the Guarantors party thereto and Bank of America, N.A., as Administrative Agent (filed as an exhibit to the Company's current report on Form 8-K (Date of Report:
         August 16, 1999) and incorporated herein by reference)
   10.17 Credit and Security Agreement dated as of July 21, 2000 among Quest Diagnostics Receivables Inc., as Borrower, the Company as Initial Servicer, each of the Lenders party thereto and Wachovia Bank, N.A., as Administrative Agent (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)
   10.18 Receivables Sale Agreement dated as of July 21, 2000 between the Company, each of the subsidiary sellers party thereto and Quest Diagnostics Receivables Inc. (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)
   10.19 Form of 10 3/4% Senior Subordinated Notes due 2006 (filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No. 333-15867) and incorporated herein by reference)
   10.20 Form of Indenture between Corning Clinical Laboratories Inc. and The Bank of New York, as Trustee, dated December 16, 1996 (filed as an Exhibit to the Company's Registration Statement on Form S-1 (File No.333-15867) and incorporated herein by reference)
   10.21 Form of Supplemental Indenture dated as of July 21, 2000 between the Company and The Bank of New York, as Trustee (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)
   10.22 Form of Employees Stock Purchase Plan (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
   10.23 Form of 1996 Employee Equity Participation Program (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
   10.24 Form of 1999 Employee Equity Participation Program (filed as an Exhibit to the Company's proxy statement for the 1999 annual meeting of shareholders and incorporated herein by reference)
   10.25 Form of Stock Option Plan for Non-Employee Directors (filed as an exhibit to the Company's proxy statement for the 1998 annual meeting of shareholders and incorporated herein by reference)
   10.26 Employment Agreement between the Company and Kenneth W. Freeman (filed as an exhibit to the Company's 1999 annual report on Form 10-K and incorporated herein by reference)
   10.27 Amendment to the Employment Agreement between the Company and Kenneth
         W. Freeman (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)
   10.28 Form of Supplemental Deferred Compensation Plan (filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)
   21    Subsidiaries of Quest Diagnostics Incorporated
   23    Consent of PricewaterhouseCoopers LLP

                                   Signatures

      Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Quest Diagnostics Incorporated


         By  /s/Kenneth W. Freeman
             ----------------------- Chairman of the Board and
                Kenneth W. Freeman   Chief Executive Officer      March 14, 2001


         By  /s/Robert A. Hagemann
             ----------------------- Corporate Vice President
                Robert A. Hagemann   and Chief Financial Officer  March 14, 2001


         By  /s/Thomas F. Bongiorno
             ----------------------- Controller and Chief
                Thomas F. Bongiorno  Accounting Officer           March 14, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

                                        Capacity                       Date
                                        --------                       ----


            /s/Kenneth W. Freeman
             ----------------------- Chairman of the Board and
               Kenneth W. Freeman    Chief Executive Officer      March 14, 2001


            /s/Kenneth D. Brody
             ----------------------- Director                     March 14, 2001
               Kenneth D. Brody


            /s/William F. Buehler
             ----------------------- Director                     March 14, 2001
               William F. Buehler


            /s/Van C. Campbell
             ----------------------- Director                     March 14, 2001
               Van C. Campbell


            /s/Mary A. Cirillo
             ----------------------- Director                     March 14, 2001
               Mary A. Cirillo


            /s/William R. Grant
             ----------------------- Director                     March 14, 2001
               William R. Grant


            /s/Dan C. Stanzione
             ----------------------- Director                     March 14, 2001
               Dan C. Stanzione


            /s/Gail R. Wilensky
             ----------------------- Director                     March 14, 2001
               Gail R. Wilensky


            /s/John B. Ziegler
             ----------------------- Director                     March 14, 2001
               John B. Ziegler

                SELECTED HISTORICAL FINANCIAL DATA OF OUR COMPANY

      The following table summarizes selected historical financial data of our company and our subsidiaries at the dates and for each of the periods presented. We derived the selected historical financial data for the years 1996 through 2000 from the audited consolidated financial statements of our company. The selected historical financial data is only a summary and should be read together with the audited consolidated financial statements and related notes of our company and management's discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K.

                                                                            Year Ended December 31,
                                                 ------------------------------------------------------------------------------
                                                     2000             1999 (a)        1998           1997              1996
                                                 -----------        -----------   -----------    -----------       -----------
                                                                       (in thousands, except per share data)
Operations Data:
Net revenues .................................   $ 3,421,162      $ 2,205,243     $ 1,458,607    $ 1,528,695       $ 1,616,296
Provisions for restructuring and other special
   charges ...................................         2,100 (b)       73,385 (c)          --         48,688 (d)       668,544 (e)
Income (loss) before extraordinary loss ......       104,948 (f)       (1,274)(g)      26,885        (22,260)         (625,960)
Net income (loss) ............................       102,052 (f)       (3,413)(g)      26,885        (22,260)         (625,960)

Basic net income (loss) per common share: (h)
Income (loss) before extraordinary loss ......   $      2.34      $     (0.04)    $      0.90    $     (0.77)      $    (21.72)
Net income (loss) ............................          2.28            (0.10)           0.90          (0.77)           (21.72)

Diluted net income (loss) per common
  share: (h),(i)
Income (loss) before extraordinary loss ......   $      2.22      $     (0.04)    $      0.89    $     (0.77)      $    (21.72)
Net income (loss) ............................          2.16            (0.10)           0.89          (0.77)           (21.72)

Balance Sheet Data (at end of year):

Accounts receivable, net .....................   $   485,573      $   539,256     $   220,861    $   238,369       $   297,743
Total assets .................................     2,864,536        2,878,481       1,360,240      1,400,928         1,395,066
Long-term debt ...............................       760,705        1,171,442         413,426        482,161           515,008
Preferred stock ..............................         1,000            1,000           1,000          1,000             1,000
Common stockholders' equity ..................     1,030,795          862,062         566,930        540,660           537,719

Other Data:
Net cash provided by (used in) operating
activities ...................................   $   369,455      $   249,535     $   141,382    $   176,267       $   (88,486)(j)
Net cash used in investing activities ........       (48,015)      (1,107,990)        (39,720)       (35,101)          (63,674)
Net cash provided by (used in) financing
activities ...................................      (117,247)         682,831         (60,415)       (21,465)          157,674
Bad debt expense .............................       234,694          142,333          89,428        118,223 (k)       111,238
Rent expense .................................        76,515           59,073          46,259         47,940            49,713
Capital expenditures .........................       116,450           76,029          39,575         30,836            70,396
Adjusted EBITDA (l) ..........................       459,380          237,038         158,609        153,800           166,358

(a) On August 16, 1999, we completed the acquisition of SBCL. Consolidated operating results for 1999 include the results of operations of SBCL subsequent to the closing of the acquisition. See Note 3 to the Consolidated Financial Statements.
(b) During the second quarter of 2000, we recorded a net special charge of $2.1 million. This net charge resulted from a $13.4 million charge related to the costs to cancel certain contracts that we believed were not economically viable as a result of the SBCL acquisition, and which were principally associated with the cancellation of a co-marketing agreement for clinical trials testing services, which charges were in large part offset by a reduction in reserves attributable to a favorable resolution of outstanding claims for reimbursements associated with billings of certain tests.
(c) Represents charges principally incurred in conjunction with the acquisition and planned integration of SBCL as discussed in Note 7 to the Consolidated Financial Statements.
(d) Includes a charge of $16 million to write-down goodwill reflecting the estimated impairment related to our consolidation plan announced in the fourth quarter of 1997.
(e) Includes a charge of $445 million to reflect the impairment of goodwill upon the adoption of a new accounting policy in 1996 for evaluating the recoverability of goodwill and measuring possible impairment under a fair value method. See Note 2 to the Consolidated Financial Statements. Includes charges totaling $188 million to increase reserves related to claims by the Department of Justice for certain payments received by Damon Corporation, prior to its acquisition by the Company, and other similar claims.
(f) During the fourth quarter of 2000, we prepaid $155.0 million of debt under our Credit Agreement. The extraordinary loss represented $4.8 million ($2.9 million, net of tax) of deferred financing costs which were written-off in connection with the prepayment of the related debt.
(g) In conjunction with the acquisition of SBCL, we repaid the entire amount outstanding under our then existing credit agreement. The extraordinary loss recorded in the third quarter of 1999 represented $3.6 million ($2.1 million, net of tax) of deferred financing costs which were written-off in connection with the extinguishment of the credit agreement.
(h) Historical earnings per share data for periods prior to 1997 have been restated to reflect common shares outstanding as a result of the Company's recapitalization in 1996. In December 1996, 28.8 million common shares were issued to effectuate the Spin-Off Distribution and establish the Company's employee stock ownership plan.
(i) Potentially dilutive common shares primarily include stock options and restricted common shares granted under our Employee Equity Participation Program. During periods in which net income available for common stockholders is a loss, diluted weighted average common shares outstanding will equal basic weighted average common shares outstanding, since under these circumstances, the incremental shares would have an anti-dilutive effect.
(j) Includes the payment of Damon and other billing related settlements totaling approximately $144 million and the settlement of amounts owed to Corning Incorporated of $45 million.
(k) Includes a fourth quarter charge of $5.3 million, which was part of the $6.8 million charge recorded in the same quarter, to increase the provision for doubtful accounts to recognize the reduced recoverability of certain receivables from accounts which will no longer be served as a result of our consolidation plan announced in the fourth quarter of 1997.
(l) Adjusted EBITDA represents income (loss) before extraordinary loss, income taxes, net interest expense, depreciation, amortization and special items. Special items include the provisions for restructuring and other special charges reflected in the selected historical financial data above, $8.9 million of costs related to the integration of SBCL which were included in operating costs and expensed as incurred in 2000, a $3.0 million gain related to the sale of an investment in 1999 and charges of $2.5 million and $6.8 million recorded in selling, general and administrative expenses in 1998 and 1997, respectively, related to the Company's consolidation of its laboratory network announced in the fourth quarter of 1997. Adjusted EBITDA is presented and discussed because management believes that Adjusted EBITDA is a useful adjunct to net income and other measurements under accounting principles generally accepted in the United States since it is a meaningful measure of a company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to (i) net income (or any other measure of performance under generally accepted accounting principles) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

  QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES MANAGEMENT'S DISCUSSION AND
           ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      After nearly a decade of pressures to reduce reimbursement and reduce test utilization, the underlying fundamentals of the diagnostics testing industry are improving. During the early 1990s, the industry was negatively impacted by significant government regulation and investigations into various billing practices. In addition, the rapid growth of managed care, as a result of the need to reduce overall healthcare costs, led to revenue and profit declines within the laboratory testing industry, which in turn led to industry consolidation, particularly among commercial laboratories. As a result of these dynamics, fewer, but larger commercial laboratories have emerged which have greater economies of scale, new and rigorous programs designed to assure compliance with government billing regulations and other laws, and a more disciplined approach to pricing services. These changes have resulted in improved profitability and a reduced risk of non-compliance with complex government regulations. At the same time, a slowdown in the growth of managed care and decreasing influence by managed care organizations on the ordering of clinical testing by physicians has led to renewed growth in testing volumes and further improvements in profitability during 2000. In addition, the following factors are expected to continue to fuel growth in testing volume to the industry:

      o     general aging of the U.S. population;

      o increasing focus on early detection and prevention as a means to reduce the overall cost of healthcare and development of more tests for early detection of disease;

      o increasing volume of tests for diagnosis and monitoring of infectious diseases;

      o     research and development in the area of genomics;

      o increasing affordability of tests due to advances in technology and cost efficiencies;

      o increasing volume of tests as part of employer sponsored comprehensive wellness programs; and

      o increasing awareness by consumers of the value of clinical laboratory testing and an increased willingness of consumers to pay for tests that may not be covered by third party payers.

      Quest Diagnostics, as the largest clinical laboratory testing company with a leading position in most of its geographic markets and service offerings, is well positioned to benefit from the renewed growth expected in the industry.

      Payments for clinical laboratory services are made by the government, managed care organizations, insurance companies, physicians, hospitals, employers and patients. Physicians, hospitals and employers are typically billed on a fee-for-service basis based on fee schedules which are typically negotiated. Fees billed to patients and insurance companies are based on the laboratory's patient fee schedule, which may be subject to limitations on fees imposed by insurance companies or by physicians negotiating on behalf of their patients. Medicare and Medicaid reimbursements are based on fee schedules set by governmental authorities. Managed care organizations, which typically contract with a limited number of clinical laboratories for their members, represent a significant portion of our overall clinical laboratory testing volume. Larger managed care organizations typically prefer to use large independent clinical laboratories because they can provide services on a national or regional basis and can manage networks of local or regional laboratories. While the number of patients participating in managed care plans has slowed in recent years, over the last decade, the managed care industry has been consolidating, resulting in fewer but larger managed care organizations with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical laboratories. Managed care organizations frequently negotiate capitated payment contracts for a portion of their business, which shift the risk and cost of testing from the managed care organization to the clinical laboratory. Under these capitated payment contracts, the Company and managed care organization agree to a predetermined monthly contractual rate for each member of the managed care plan regardless of the number or cost of services provided by the Company. Capitated agreements with managed care organizations have historically been priced aggressively, particularly for exclusive or semi-exclusive arrangements. Recently, there has been a shift in the way major managed care organizations contract with clinical laboratories. Managed care organizations have begun to offer more freedom of choice to their affiliated physicians, including greater freedom to determine which laboratory to use and which tests to order. Accordingly, several agreements with major managed care organizations have been renegotiated from exclusive contracts to non-exclusive contracts. As a result, under these non-exclusive arrangements, physicians have more freedom of choice in selecting laboratories, and laboratories are likely to compete more on the basis of service and quality rather than price alone. As a result of this emphasis on greater freedom of choice, our enhanced service network and capabilities, and our focus on ensuring that overall arrangements are profitable, pricing of managed care agreements has improved. Also, managed care organizations have recently been giving patients greater freedom of choice and patients have increasingly been selecting plans (such as preferred provider organizations) that offer a greater choice of providers. Pricing for these preferred provider organizations is typically negotiated on a fee-for-service basis, which generally results in higher revenue per requisition than under a capitated fee arrangement.

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

      The clinical laboratory industry is labor intensive. Employee compensation and benefits constitute approximately half of our total costs and expenses. Cost of services consists principally of costs for obtaining, transporting and testing specimens. Selling, general and administrative expenses consist principally of the costs associated with our sales force, billing operations (including bad debt expense), and general management and administrative support.

Acquisition of SmithKline Beecham's Clinical Laboratory Testing Business

      On August 16, 1999, we completed the acquisition of SmithKline Beecham Clinical Laboratories, Inc. ("SBCL") which operated the clinical laboratory business of SmithKline Beecham plc ("SmithKline Beecham"). The original purchase price of approximately $1.3 billion was paid through the issuance of approximately 12.6 million shares of our common stock and the payment of $1.025 billion in cash, including $20 million under a non-competition agreement between the Company and SmithKline Beecham. At the closing of the acquisition, we used existing cash and borrowings under a new senior secured credit facility (the "Credit Agreement") to fund the cash purchase price and related transaction costs of the acquisition, and to repay the entire amount outstanding under our then existing credit agreement. The acquisition of SBCL was accounted for under the purchase method of accounting. The historical financial statements of Quest Diagnostics include the results of operations of SBCL subsequent to the closing of the acquisition.

      As of December 31, 2000 and 1999, the Company had recorded approximately $820 million and $950 million, respectively, of goodwill in conjunction with the SBCL acquisition, representing acquisition cost in excess of the fair value of net tangible assets acquired, which is amortized on the straight-line basis over forty years. The amount paid under the non-compete agreement is amortized on the straight-line basis over five years.

      The SBCL acquisition agreements included a provision for a reduction in the purchase price paid by Quest Diagnostics in the event that the combined balance sheet of SBCL indicated that the net assets acquired, as of the acquisition date, were below a prescribed level. On October 11, 2000, the purchase price adjustment was finalized with the result that SmithKline Beecham owed Quest Diagnostics $98.6 million. This amount was offset by $3.6 million separately owed by Quest Diagnostics to SmithKline Beecham, resulting in a net payment by SmithKline Beecham of $95.0 million. The purchase price adjustment was recorded in the Company's financial statements in the fourth quarter of 2000 as a reduction in the amount of goodwill recorded in conjunction with the SBCL acquisition.

      The remaining components of the purchase price allocation relating to the SBCL acquisition were finalized during the third quarter of 2000. The resulting adjustments to the SBCL purchase price allocation primarily related to an increase in deferred tax assets acquired, the sale of certain assets of SBCL at fair value to unconsolidated joint ventures of Quest Diagnostics and an increase in accrued liabilities for costs related to pre-acquisition periods. As a result of these adjustments, the Company reduced the amount of goodwill recorded in conjunction with the SBCL acquisition by approximately $35 million during the third quarter of 2000.

Integration of SBCL and Quest Diagnostics Businesses

      We expect to continue to realize significant benefits from combining our existing laboratory network with that of SBCL. As part of an integration plan finalized in the fourth quarter of 1999, we are in the process of reducing redundant facilities and infrastructure, including laboratory consolidations in geographic markets served by more than one of our laboratories, and redirecting testing volume within our national network to provide more local testing and improve customer service. We are not exiting any geographic markets as a result of the plan. Employee groups to be impacted as a result of these actions include those involved in the collection and testing of specimens, as well as administrative and other support functions. During the fourth quarter of 1999, we recorded the estimated costs associated with executing the integration plan. The majority of these integration costs related to employee severance, contractual obligations associated with leased facilities and equipment, and the write-off of fixed assets which management believes will have no future economic benefit upon combining the operations. Integration costs related to planned activities affecting SBCL's operations and employees were recorded as a cost of the acquisition. Integration costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees were recorded as a charge to earnings in the fourth quarter of 1999. These costs are more fully described under "Provisions for Restructuring and Other Special Charges". A full discussion and analysis of the reserves related to the SBCL integration is contained in Note 4 to the Consolidated Financial Statements.

      Through the end of December 2000, we had completed the transition of approximately 85% of our business affected by integration throughout our national laboratory network, including laboratory consolidations in a number of geographic markets. Integration activities, related to laboratory consolidations in major markets and the redirection of testing volumes to provide more local testing and improve customer service, are underway in other markets. Management expects to substantially complete the planned integration of the Company's principal laboratories early in the second quarter of 2001 in all major markets. Other activities, including the standardization of information systems, will continue beyond 2001.

      Management expects that this integration will result in approximately $150 million of annual synergies to be achieved over the next several years. For the year ended December 31, 2000, the Company estimates it achieved approximately $50 million of such synergies. For the full year 2001, management expects that the Company will realize approximately $50 - $70 million of additional synergies driven by cost reductions.

      Management anticipates that additional charges may be recorded in 2001 associated with further consolidating the operations of SBCL beyond 2000. Management cannot estimate the amount of these charges at this time, but expects to fund these charges with cash from operations.

      During and after the integration process, we are committed to providing the highest levels of customer service. Through a corporate project office, we track and monitor key service and quality metrics. In the event that these key service and quality metrics fail to remain at acceptable levels, we will adjust the pace of the integration activities so that underlying causes are identified and resolved in order to ensure that the highest levels of customer service are maintained. While no significant service disruptions have occurred to date, the process of combining operations could cause an interruption of, or a deterioration in, services which could result in a customer's decision to stop using Quest Diagnostics for clinical laboratory testing. We believe that the successful implementation of the SBCL integration plan and our value proposition based on expanded patient access, our broad testing capabilities and most importantly, the quality of the services we provide, will significantly mitigate customer attrition.

Results of Operations

      The following table summarizes our historical consolidated results of operations for the years 1998 through 2000 and our unaudited pro forma combined results of operations for the year ended December 31, 1999 (in thousands, except per share data):

                                                               Year Ended December 31,
                                              -------------------------------------------------------
                                                                                           Pro Forma
                                                             Historical                    Combined
                                              -----------------------------------------   -----------
                                                  2000           1999           1998          1999
                                              -----------    -----------    -----------   -----------
Net revenues ..............................   $ 3,421,162    $ 2,205,243    $ 1,458,607   $ 3,294,810
Costs and expenses:

  Cost of services ........................     2,056,237      1,379,989        896,793     2,132,339
  Selling, general and administrative .....     1,001,443        643,440        445,885       948,178
  Interest, net ...........................       113,092         61,450         33,403       122,647
  Amortization of intangible assets .......        45,665         29,784         21,697        45,247
  Provisions for restructuring and other
   special charges ........................         2,100         73,385             --        89,198
  Minority share of income ................         9,359          5,431          2,017         5,431
  Other, net ..............................        (7,715)        (2,620)         4,951       (13,616)
                                              -----------    -----------    -----------   -----------
   Total ..................................     3,220,181      2,190,859      1,404,746     3,329,424
                                              -----------    -----------    -----------   -----------
Income (loss) before taxes and
  extraordinary loss ......................       200,981         14,384         53,861       (34,614)
Income tax expense (benefit) ..............        96,033         15,658         26,976        (1,075)
                                              -----------    -----------    -----------   -----------
Income (loss) before extraordinary loss ...       104,948         (1,274)        26,885       (33,539)
Extraordinary loss, net of taxes ..........        (2,896)        (2,139)            --        (2,139)
                                              -----------    -----------    -----------   -----------
Net income (loss) .........................   $   102,052    $    (3,413)   $    26,885   $   (35,678)
                                              ===========    ===========    ===========   ===========

Income before extraordinary loss and
  special items ...........................   $   106,218    $    41,150    $    26,885   $    12,581

Basic net income (loss) per common share:

Income (loss) before extraordinary loss ...   $      2.34    $     (0.04)   $      0.90   $     (0.78)
Net income (loss) .........................          2.28          (0.10)          0.90         (0.83)

Income before extraordinary loss and
  special items ...........................          2.37           1.17           0.90          0.29

Weighted average common shares outstanding
  - basic .................................        44,763         35,014         29,684        43,345

Diluted net income (loss) per common share:

Income (loss) before extraordinary loss ...   $      2.22    $     (0.04)   $      0.89   $     (0.78)
Net income (loss) .........................          2.16          (0.10)          0.89         (0.83)

Income before extraordinary loss and
  special items ...........................          2.25           1.15           0.89          0.28

Weighted average common shares outstanding
  - diluted ...............................        47,150         35,827         30,229        44,088

Supplemental Data:

Bad debt expense ..........................   $   234,694    $   142,333    $    89,428   $   258,778
Adjusted EBITDA ...........................       459,380        237,038        158,609       337,378

Historical Results of Operations

      Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

      Income before an extraordinary loss for the year ended December 31, 2000 increased to $104.9 million from a loss of $1.3 million for the prior year. Extraordinary losses, net of taxes, of $2.9 million and $2.1 million were recorded in 2000 and 1999, respectively, representing the write-off of deferred financing costs associated with the prepayment of debt. Additionally, a number of special items were recorded in 2000 and 1999 which consisted of the provisions for restructuring and other special charges reflected on the face of the statement of operations of $2.1 million and $73.4 million, respectively, and a $3.0 million gain related to the sale of an investment in the fourth quarter of 1999. Excluding the special items and the extraordinary loss, net income for the year ended December 31, 2000 increased to $106.2 million, compared to $41.2 million for the prior year period. This increase was primarily due to the SBCL acquisition and improved operating performance of the Company.

      Results for the years ended December 31, 2000 and 1999 included the effects of testing performed by third parties under our laboratory network management arrangements. As laboratory network manager, we included in our consolidated revenues and expenses the cost of testing performed by third parties. This treatment added $48.8 million and $91.6 million to both reported revenues and cost of services for the years ended December 31, 2000 and 1999, respectively. This treatment also serves to increase cost of services as a percentage of net revenues and decrease selling, general and administrative expenses as a percentage of net revenues. During the first quarter of 2000, we terminated a laboratory network management arrangement with Aetna USHealthcare, and entered into a new non-exclusive contract under which we are no longer responsible for the cost of testing performed by third parties. In addition, during the third quarter of 2000, we amended our laboratory network management contract with Oxford Health to remove the financial risk associated with testing performed by third parties. As such, we are no longer responsible for the cost of testing performed by third parties under the contract with Oxford Health. On a full year basis, these changes to the laboratory network management agreements will reduce net revenues and cost of services by approximately $150 million.

      Net Revenues

      Net revenues for the year ended December 31, 2000 increased $1.2 billion over the prior year period, primarily due to the acquisition of SBCL. Also contributing to the increase were improvements in average revenue per requisition and requisition volume.

      Operating Costs and Expenses

      Total operating costs for the year ended December 31, 2000 increased from the prior year period, primarily due to the acquisition of SBCL. Operating costs and expenses for the year ended December 31, 2000 included $8.9 million of costs related to the integration of SBCL which were not chargeable against previously established reserves for integration costs. These costs are primarily related to equipment and employee relocation costs, professional and consulting fees, company identification and signage costs and the amortization of stock-based employee compensation related to the special recognition awards granted in the fourth quarter of 1999. Management anticipates that during 2001, the Company will incur similar costs of approximately $2 million to $4 million relative to the integration plan, which will be expensed as incurred.

      The following discussion and analysis regarding operating costs and expenses exclude the effect of testing performed by third parties under our laboratory network management arrangements, which serve to increase cost of services as a percentage of net revenues and reduce selling, general and administrative expenses as a percentage of net revenues.

      Cost of services, which includes the costs of obtaining, transporting and testing specimens, decreased during 2000, as a percentage of net revenues, to 59.5% from 61.0% in the prior year period. This decrease was primarily due to an improvement in average revenue per requisition and the realization of synergies associated with the integration of SBCL. These decreases were partially offset by an increase in employee compensation and training costs.

      Selling, general and administrative expenses, which includes the costs of the sales force, billing operations, bad debt expense, general management and administrative support, decreased during 2000, as a percentage of net revenues, to 29.7% from 30.4% in the prior year period. This decrease was primarily attributable to improvements in average revenue per requisition and the impact of the SBCL acquisition which enabled us to leverage certain of our fixed costs across a larger revenue base, partially offset by increases in employee compensation and training costs, investments related to our information technology strategy and bad debt expense. For the year ended December 31, 2000, bad debt expense was 7.0% of net revenues, compared to 6.7% of net revenues in the prior year period. The increase in bad debt expense was principally attributable to SBCL's collection experience which is less favorable than Quest Diagnostics' historical experience. A significant portion of the difference is due to Quest Diagnostics' processes in the billing area, most notably the processes around the collection of diagnosis, patient and insurance information necessary to effectively bill for services performed. We have made significant progress towards improving the overall bad debt experience of the combined company with quarter to quarter improvements in bad debt expense throughout 2000. Based on prior experience as well as the sharing of internal best practices in the billing functions, we believe that substantial opportunities continue to exist to improve our overall collection experience.

      Interest, Net

      Net interest expense increased from the prior year by $51.6 million. Net interest expense for the year ended December 31, 1999 included $1.9 million of interest income associated with a favorable state tax settlement. The remaining increase was principally attributable to the amounts borrowed under the Credit Agreement in conjunction with the SBCL acquisition.

      Amortization of Intangible Assets

      Amortization of intangible assets increased from the prior year by $15.9 million for the year ended December 31, 2000, principally as a result of the SBCL acquisition.

      Provisions for Restructuring and Other Special Charges

      During the second quarter of 2000, we recorded a net special charge of $2.1 million. Of the special charge, $13.4 million represented the costs to cancel certain contracts that we believed were not economically viable as a result of the SBCL acquisition. These costs were principally associated with the cancellation of a co-marketing agreement for clinical trials testing services. These charges were in large part offset by a reduction in reserves attributable to a favorable resolution of outstanding claims for reimbursements associated with billings of certain tests.

      During the third quarter of 2000, we reviewed our remaining restructuring reserves initially recorded in the fourth quarter of 1999 and revised certain estimates relative to integration activities, which resulted in a $2.1 million reduction in accruals associated with planned restructuring activities affecting Quest Diagnostics' operations and employees. These revisions were principally associated with lower costs for employee severance and reduced costs to exit certain leased facilities. This reduction in accruals was offset by a charge to write-off fixed assets used in the operations of Quest Diagnostics which we believe will have no future economic benefit as a result of combining the operations of SBCL and Quest Diagnostics.

      The reduction in employee severance costs was primarily attributable to higher than anticipated volume growth and higher than expected voluntary turnover, which reduced the number of planned severances, principally in the New York and Philadelphia metropolitan areas. The greater than anticipated volume growth in these regions allowed the Company to reassign to other positions individuals who would have otherwise been severed. The higher than expected voluntary turnover was a result of delays in the integration process which were outside our control and stemmed from protracted contract renegotiations with a major customer, and construction delays. These reductions were partially offset by the elimination of certain senior management positions, which increased the average cost of severance benefits per employee.

      The reduction in costs to exit leased facilities is primarily related to our New York metropolitan area operations to reflect revised assumptions related to the costs to be paid to exit leased facilities.

      While our original plan anticipated completion by the end of December 31, 2000, certain factors outside our control such as the protracted negotiations related to contractual obligations and unexpected construction delays at two of our laboratories have prevented us from completing our plans within a one year time frame. Management expects to substantially complete the planned integration of the Company's principal laboratories early in the second quarter of 2001 in all major markets.

      While certain cost estimates, relative to integration activities, were revised during 2000, the revisions did not impact our estimate of approximately $150 million of related annual synergies over the next several years. We estimate that the Company achieved approximately $50 million of such synergies in 2000. For the full year 2001, management expects that the Company will realize approximately $50 - $70 million of additional synergies driven by cost reductions.

      During the third and fourth quarters of 1999, we recorded provisions for restructuring and other special charges totaling $30.3 million and $43.1 million, respectively, principally incurred in connection with the acquisition and planned integration of SBCL.

      Of the total special charge recorded in the third quarter of 1999, $19.8 million represented stock-based employee compensation of which $17.8 million related to special one-time grants of our common stock to certain individuals of the combined company, and $2.0 million related to the accelerated vesting, due to the completion of the SBCL acquisition, of restricted stock grants made in previous years. In addition, during the third quarter of 1999, we incurred $9.2 million of professional and consulting fees related to integration planning activities. The remainder of the third quarter charge related to costs incurred in conjunction with our planned offering of new senior subordinated notes, the proceeds of which were expected to be used to repay our existing 10 3/4% senior subordinated notes due 2006, or the Notes. During the third quarter of 1999, we decided not to proceed with the offering due to unsatisfactory market conditions.

      Of the total special charge recorded in the fourth quarter of 1999, $36.4 million represented costs related to planned integration activities affecting Quest Diagnostics' operations and employees. Of these costs, $23.4 million related to employee severance costs, $9.7 million related primarily to lease obligations for facilities and equipment and $6.7 million was associated with the write-off of assets that we plan to dispose of in conjunction with the integration of SBCL. Offsetting these charges was the reversal of $3.4 million of reserves associated with our consolidation plan announced in the fourth quarter of 1997. Upon finalizing the initial integration plans for SBCL in the fourth quarter of 1999, we determined that $3.4 million of the remaining reserves associated with the December 1997 consolidation plan was no longer necessary due to changes in the plan as a result of the SBCL integration. In addition to the net charge of $36.4 million, we recorded $3.5 million of special recognition awards granted in the fourth quarter of 1999 to certain employees involved in the transaction and integration planning processes of the SBCL acquisition. The remainder of the fourth quarter special charge was primarily attributable to professional and consulting fees incurred in connection with integration related planning activities.

      Minority Share of Income

      Minority share of income for the year ended December 31, 2000 increased from the prior year period, primarily due to improved performance at our joint ventures.

      Other, Net

      Other, net for the year ended December 31, 2000 decreased from the prior year period, primarily due to an increase in equity earnings from unconsolidated joint ventures, and to a lesser extent, the amortization of deferred gains associated with certain investments.

      Income Taxes

      Our effective tax rate is significantly impacted by goodwill amortization, the majority of which is not deductible for tax purposes, and has the effect of increasing the overall tax rate. The reduction in the effective tax rate for 2000 was primarily due to pretax earnings increasing at a faster rate than goodwill amortization and other non-deductible items.

      Extraordinary Loss

      Extraordinary losses were recorded in 2000 and 1999 representing the write-off of deferred financing costs associated with debt which was prepaid during the periods.

      During the fourth quarter of 2000, we prepaid $155 million of term loans under our Credit Agreement. The extraordinary loss recorded in the fourth quarter of 2000 in connection with this prepayment was $4.8 million ($2.9 million, net of tax).

      In conjunction with the acquisition of SBCL, we repaid the entire amount outstanding under our then existing credit agreement. The extraordinary loss recorded in the third quarter of 1999 in connection with this prepayment was $3.6 million ($2.1 million, net of tax).

      Adjusted EBITDA

      Adjusted EBITDA represents income (loss) before extraordinary loss, income taxes, net interest expense, depreciation, amortization and special items. Special items for 2000 and 1999 included the provisions for restructuring and other special charges reflected on the face of the statements of operations, $8.9 million of costs related to the integration of SBCL which were included in operating costs and expensed as incurred in 2000, and a $3.0 million gain related to the sale of an investment in the fourth quarter of 1999. Adjusted EBITDA is presented and discussed because management believes that Adjusted EBITDA is a useful adjunct to net income and other measurements under accounting principles generally accepted in the United States since it is a meaningful measure of a company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to (i) net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

      Adjusted EBITDA for 2000 improved to $459.4 million, or 13.4% of net revenues from $237.0 million, or 11.2% of net revenues, excluding the impact of testing performed by third parties under our laboratory network management arrangements, in the prior year period. The dollar increase in Adjusted EBITDA was principally associated with the SBCL acquisition. The percentage improvement in Adjusted EBITDA was primarily related to improvements in the operating performance of the Company and synergies realized from the acquisition of SBCL.

      Year Ended December 31, 1999 Compared with Year Ended December 31, 1998

      Income before an extraordinary loss, and special items incurred in connection with the SBCL acquisition, increased to $41.2 million in 1999 from $26.9 million in the prior year. Special items for 1999 consisted of the provisions for restructuring and other special charges of $73.4 million and a $3.0 million gain related to the sale of an investment in the fourth quarter of 1999. Special items for 1998 consisted of a $2.5 million charge recorded in selling, general and administrative expenses that represented the final costs associated with our consolidation plan announced in December

1997. Including these items and an extraordinary loss, net of taxes, of $2.1 million incurred in connection with the acquisition of SBCL, we reported a net loss for 1999 of $3.4 million, compared to net income of $26.9 million for 1998.

      Results for the year ended December 31, 1999 included the effects of testing performed by third parties under our laboratory network management arrangements. As laboratory network manager, we included in our consolidated revenues and expenses the cost of testing performed by third parties. This impacts the comparability of revenues and expenses from year to year and served to increase both reported revenues and cost of services by $91.6 million for the year ended December 31, 1999. This treatment also serves to increase cost of services as a percentage of net revenues and decrease selling, general and administrative expenses as a percentage of net revenues.

      Net Revenues

      Excluding the effect of the testing performed by third parties under our laboratory network management arrangements, net revenues for the year ended December 31, 1999 increased $655.0 million over the prior year period. This increase was primarily due to the acquisition of SBCL. Excluding the impact of the SBCL acquisition and the third party testing performed under our laboratory network management arrangements, net revenues for the year ended December 31, 1999 increased 1.2% from the prior year level, principally due to an increase in average revenue per requisition partially offset by a volume decrease of 3.3%. Exclusive of the SBCL acquisition, year over year volume comparisons improved throughout the year, and in the fourth quarter reflected volume gains over the prior year period.

      Operating Costs and Expenses

      Total operating costs for the year ended December 31, 1999, excluding the effect of testing performed by third parties under our laboratory network management arrangements, increased from the prior year period. The increase was due primarily to the acquisition of SBCL. Operating costs and expenses for 1998 included a first quarter charge of $2.5 million in selling, general and administrative expenses that represented the final costs associated with our consolidation plan announced in the fourth quarter of 1997.

      The following discussion and analysis regarding operating costs and expenses exclude the effect of testing performed by third parties under our laboratory network management arrangements, which serve to increase cost of services as a percentage of net revenues and reduce selling, general and administrative expenses as a percentage of net revenues. Cost of services, which included the costs of obtaining, transporting and testing specimens, decreased during 1999 as a percentage of net revenues to 61.0% from 61.5% a year ago. This decrease was primarily attributable to an increase in average revenue per requisition.

      Selling, general and administrative expenses, which included the costs of the sales force, billing operations, bad debt expense, general management and administrative support, decreased during 1999 as a percentage of net revenues to 30.4% from 30.6% in the prior year. During 1999 bad debt expense increased to 6.7% of net revenues from 6.1% of net revenues in the prior year. The increase in bad debt expense was principally attributable to SBCL's collection experience, which is less favorable than Quest Diagnostics' historical experience. A significant portion of the difference is due to Quest Diagnostics' processes in the billing area, most notably the processes around the collection of diagnosis, patient and insurance information necessary to effectively bill for services performed. While the sharing of internal best practices has begun in the billing functions, management believes that additional opportunities exist in order to improve SBCL's historical collection experience. The remaining overall decrease in selling, general and administrative expenses as a percentage of net revenues was primarily attributable to the impact of the SBCL acquisition which enabled us to leverage certain of our fixed costs across a larger revenue base. While selling, general and administrative expenses decreased as a percentage of net revenues, we experienced an increase in expenses in 1999 as compared to 1998 due to the impact of the SBCL acquisition and from additional investments in information technology and sales and marketing capabilities, litigation expenses and employee compensation costs.

      Interest, Net

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

      Provisions for Restructuring & Other Special Charges

      During the third and fourth quarters of 1999, we recorded provisions for restructuring and other special charges totaling $30.3 million and $43.1 million, respectively, principally incurred in connection with the acquisition and planned integration of SBCL.

      Of the total special charge recorded in the third quarter of 1999, $19.8 million represented stock-based employee compensation of which $17.8 million related to special one-time grants of our common stock to certain individuals of the combined company, and $2.0 million related to the accelerated vesting, due to the completion of the SBCL acquisition, of restricted stock grants made in previous years. In addition, during the third quarter of 1999, we incurred $9.2 million of professional and consulting fees related to integration planning activities. The remainder of the third quarter charge related to costs incurred in conjunction with our planned offering of new senior subordinated notes, the proceeds of which were expected to be used to repay our existing Notes. During the third quarter of 1999, we decided not to proceed with the offering due to unsatisfactory market conditions.

      Of the total special charge recorded in the fourth quarter of 1999, $36.4 million represented costs related to planned integration activities affecting Quest Diagnostics' operations and employees. Of these costs, $23.4 million related to employee severance costs, $9.7 million related primarily to lease obligations for facilities and equipment and $6.7 million was associated with the write-off of assets that we plan to dispose of in conjunction with the integration of SBCL. Offsetting these charges was the reversal of $3.4 million of reserves associated with our consolidation plan announced in the fourth quarter of 1997. Upon finalizing the initial integration plans for SBCL in the fourth quarter of 1999, we determined that $3.4 million of the remaining reserves associated with the December 1997 consolidation plan was no longer necessary due to changes in the plan as a result of the SBCL integration. In addition to the net charge of $36.4 million, we recorded $3.5 million of special recognition awards granted in the fourth quarter of 1999 to certain employees involved in the transaction and integration planning processes of the SBCL acquisition. The remainder of the fourth quarter special charge was primarily attributable to professional and consulting fees incurred in connection with integration related planning activities.

      Integration costs, including write-offs of fixed assets, totaling $55.5 million which are related to planned integration activities affecting SBCL assets, liabilities and employees, were recorded in the fourth quarter of 1999 as a cost of the SBCL acquisition. Of these costs, $33.8 million related to employee severance costs and $13.4 million related to contractual obligations including those related to facilities and equipment leases. The remaining portion of the costs were associated with the write-off of assets that we plan to dispose of in conjunction with the integration of SBCL.

      Minority Share of Income

      Minority share of income for 1999 increased from the prior year level, primarily due to the contribution of our Pittsburgh, Pennsylvania and St. Louis, Missouri businesses to two joint ventures formed in the fourth quarter of 1998. During both 1999 and 1998, we maintained a 51% controlling ownership interest in both of these affiliated companies.

      Other, Net

      Other, net for 1999 decreased from the prior year level, primarily due to a gain of $3.0 million associated with the sale of an investment in the fourth quarter of 1999 and a reduction in equity losses of $4.5 million, primarily associated with our joint venture in Arizona in which we hold a 49% interest.

      Income Taxes

      Our effective tax rate was significantly impacted by goodwill amortization, the majority of which is not deductible for tax purposes, and had the effect of increasing the overall tax rate. The goodwill associated with the SBCL acquisition further increased the effective tax rate for 1999 compared to 1998.

      Extraordinary Loss

      In conjunction with the acquisition of SBCL, we repaid the entire amount outstanding under our then existing credit agreement. The extraordinary loss recorded in the third quarter of 1999 of $3.6 million ($2.1 million, net of taxes) represented the write-off of deferred financing costs associated with the credit agreement.

      Adjusted EBITDA

      Adjusted EBITDA represents income (loss) before extraordinary loss, income taxes, net interest expense, depreciation, amortization and special items. Special items included the provisions for restructuring and other special charges for 1999 reflected on the face of the statements of operations, a $3.0 million gain related to the sale of an investment in the fourth quarter of 1999 and a charge of $2.5 million recorded in selling, general and administrative expenses in 1998 related to the consolidation of our laboratory network announced in the fourth quarter of 1997. Adjusted EBITDA is presented and discussed because management believes that Adjusted EBITDA is a useful adjunct to net income and other measurements under accounting principles generally accepted in the United States since it is a meaningful measure of a company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to
(i) net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

      Adjusted EBITDA for 1999 improved to $237.0 million, or 11.2% of net revenues, excluding the impact of testing performed by third parties under our laboratory network management arrangements, from $158.6 million, or 10.9% of net revenues, in the prior year period. The dollar increase in Adjusted EBITDA was principally associated with the SBCL acquisition. The percentage improvement in Adjusted EBITDA was primarily related to improvements in the Company's operating performance prior to the acquisition of SBCL.

Quantitative and Qualitative Disclosures About Market Risk

      We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. In accordance with the terms of the Credit Agreement, we maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with our variable rate bank debt. We do not believe that our foreign exchange exposure and related hedging program are material to our financial position or results of operations. See Note 2 to the Consolidated Financial Statements for additional discussion of our financial instruments and hedging activities.

      Interest Rates

      At December 31, 2000 and 1999, the fair value of our debt was estimated at approximately $1.0 billion and $1.2 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2000, the estimated fair value exceeded the carrying value of the debt by approximately $5 million. At December 31, 1999, the carrying value of the debt exceeded the estimated fair value by approximately $4 million. An assumed 10% increase in interest rates (representing approximately 100 basis points) would potentially reduce the estimated fair value of our debt by approximately $8 million and $10 million, respectively, at December 31, 2000 and 1999.

      At December 31, 2000 and 1999, we had $848 million and $1,036 million, respectively, of variable interest rate debt outstanding. The Credit Agreement requires us to mitigate the risk of changes in interest rates associated with our variable interest rate indebtedness through the use of interest rate swap agreements. Under such arrangements, we convert a portion of our variable rate indebtedness to fixed rates based on a notional principal amount. The settlement dates are correlated to correspond to the interest payment dates of the hedged debt. During the term of the Credit Agreement, the notional amounts under the interest rate swap agreements, plus the principal amount outstanding of our fixed interest rate indebtedness, must be at least 50% of our net funded debt (as defined in the Credit Agreement). As of December 31, 2000 and 1999, the aggregate notional principal amount under the interest rate swap agreements which mature at various dates through November 2002 totaled $410 million and $450 million, respectively. At December 31, 2000 and 1999, the estimated fair value of the interest rate swap agreements approximated a liability of $2 million and an asset of $4 million, respectively.

      Based on our net exposure to interest rate changes, an assumed 10% increase in interest rates, (representing approximately 100 basis points) would result in a $1.8 million reduction in our after-tax earnings and cash flows for the year ended December 31, 2000 based on debt levels as of December 31, 2000, after considering the impact of our interest rate swap agreements. The primary interest rate exposures on the variable interest rate debt are with respect to interest rates on United States dollars as quoted in the London interbank market.

Liquidity and Capital Resources

      Cash and cash equivalents at December 31, 2000 totaled $171.5 million, an increase of $144.2 million from December 31, 1999. Cash flows from operating activities in 2000 provided cash of $369.5 million, which was partially offset by investing and financing activities which required cash of $225.3 million. We maintain zero-balance bank accounts for the majority of our cash disbursements. Prior to the second quarter of 2000, we maintained our largest disbursement accounts and primary concentration accounts at the same financial institution, giving that financial institution the legal right of offset. As such, book overdrafts related to the disbursement accounts were offset against cash balances in the concentration accounts for reporting purposes. During the second quarter of 2000, we moved our primary concentration account to another financial institution such that no offset exists. As a result, book overdrafts in the amount of $47.4 million at December 31, 2000, representing outstanding checks, were classified as liabilities and not reflected as a reduction of cash at December 31, 2000. Cash and cash equivalents at December 31, 1999 totaled $27.3 million, a decrease of $175.6 million from the prior year-end balance. The decrease in cash and cash equivalents during 1999 was principally associated with the acquisition and financing of the SBCL acquisition and the repayment of the entire amount outstanding under our then existing credit agreement. Cash flows from operating and financing activities during 1999 provided cash of $249.5 million and $682.8 million, respectively, and were used to fund investing activities which required cash of $1.1 billion.

      Net cash from operating activities for 2000 was $119.9 million higher than the 1999 level. Of the increase, $47.4 million was due to the impact of accounting for book overdrafts discussed above, and the remaining $72.5 million increase was primarily due to the impact of the SBCL acquisition and improvements in the operating performance of the Company, partially offset by an increase in payments for restructuring, integration and other special charges. Net cash from operating activities for 1999 was $108.2 million higher than the 1998 level. The increase is primarily due to the impact of the SBCL acquisition.

     Improvements in the billing operations subsequent to the acquisition of SBCL have led to an improvement in the number of days sales outstanding, a measure of billing and collection efficiency. Excluding the impact of our laboratory network management arrangements, days sales outstanding were 56 days at December 31, 2000, compared to 57 days at December 31, 1999.

      Net cash used in investing activities in 2000 was primarily comprised of capital expenditures and investments in two companies, one company which is developing Internet-based disease management solutions for physicians and managed care organizations, and another company which is developing Internet-based solutions to provide electronic medical records products. These investing activities in 2000 were partially offset by the receipt of $95 million from SmithKline Beecham in conjunction with finalizing the purchase price adjustment provided for in the SBCL acquisition agreements. Investing activities for 1999 were principally related to the acquisition of SBCL, including transaction costs associated with the acquisition. In addition, net cash used in investing activities for 1999 included capital expenditures, investments to fund certain employee benefit plans, and contributions to our joint venture in Arizona, offset by the proceeds from the sale of an investment in the fourth quarter of 1999.

      Net cash used in financing activities for 2000 was principally associated with the repayment of debt under our Credit Agreement and distributions to minority partners, partially offset by proceeds from the completion of a $256 million receivables-backed financing transaction (the "Receivables Financing") and proceeds from the exercise of stock options. On July 21, 2000, we completed the Receivables Financing, the proceeds of which were used to pay down loans outstanding under the Credit Agreement. Approximately $48 million was used to completely repay amounts outstanding under the capital markets loan, with the remainder used to repay amounts outstanding under the term loans. In addition, the repayment of the capital markets loan reduced the borrowing spreads on all remaining term loans under the Credit Agreement. Management estimates that this transaction will result in a reduction in annual borrowing costs of approximately $5 million to $7 million. The borrowings outstanding under the Receivables Financing are classified as a current liability since the lenders fund the borrowings through the issuance of commercial paper which matures at various dates up to ninety days from the date of issuance. During the fourth quarter of 2000, we prepaid $155 million of bank debt under the Credit Agreement. Net cash provided by financing activities for 1999 primarily consisted of borrowings under the Credit Agreement to fund the cash purchase price and related transaction costs of the SBCL acquisition, repayments of debt, the majority of which related to our then existing credit agreement at the closing of the SBCL acquisition, and payments of financing costs associated with our new Credit Agreement.

      In 1998, the Board of Directors authorized a limited share purchase program which permitted the Company to purchase up to $27 million of its outstanding common stock through 1999. Cumulative purchases under the program through December 31, 1999 totaled $14.1 million. Shares purchased under the program were reissued in connection with certain employee benefit plans. We suspended purchases of our shares when we reached a preliminary understanding of the transaction with SmithKline Beecham on January 15, 1999.

      We estimate that we will invest approximately $130 million to $150 million during 2001 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades and expansions necessary to accommodate the integration of the SBCL business. Other than the reduction for outstanding letters of credit, which approximated $13 million at December 31, 2000, all of the revolving credit facility under the Credit Agreement was available for borrowing at December 31, 2000.

      We expect to continue to prepay the term loans outstanding under the Credit Agreement with excess cash on hand during 2001. In conjunction with these prepayments, a portion of the deferred financing costs associated with the term loans are expected to be written-off and charged to earnings as extraordinary losses, net of applicable taxes.

      We believe that cash from operations and the revolving credit facility under the Credit Agreement, together with the indemnifications by Corning and SmithKline Beecham against monetary fines, penalties or losses from outstanding government and other related claims, will provide sufficient financial flexibility to integrate the operations of Quest Diagnostics and SBCL, to meet seasonal working capital requirements and to fund capital expenditures and additional growth opportunities for the foreseeable future. Additionally, we believe that our improved financial performance should provide us with access to additional financing, if necessary, to fund growth opportunities which cannot be funded from existing sources.

      We do not anticipate paying dividends on our common stock in the foreseeable future. The Credit Agreement prohibits the payment of cash dividends on our common stock and the Indenture restricts our ability to pay cash dividends on all classes of stock. These restrictions are primarily based on a percentage of the Company's earnings as defined in the Indenture. Additionally, the Credit Agreement contains various covenants and conditions including the maintenance of certain financial ratios and tests, and restricts our ability to, among other things, incur additional indebtedness and repurchase shares of our outstanding common stock.

      On February 21, 2001, the Board of Directors approved a two-for-one stock split of the Company's common stock, subject to stockholder approval of an increase in the number of common shares authorized from 100 million shares to 300 million shares. The stock split will be effected by the issuance on May 31, 2001, of a stock dividend of one new share of common stock for each share of common stock held by stockholders of record on May 16, 2001. All references to the number of common shares and per common share amounts, including earnings per common share calculations, have not been restated to reflect this proposed stock dividend, since the stock dividend is contingent upon stockholder approval.

Outlook

      As discussed in the Overview, we believe that the underlying fundamentals of the diagnostic testing industry are improving and will fuel growth for the industry. As the leading national provider with the most extensive network of laboratories and patient service centers throughout the United States, Quest Diagnostics will be able to further enhance patient access and customer service. We provide a broad range of benefits for customers, including: continued improvements in quality; convenience and accessibility; a broad test menu; and a broad range of medical information products to help providers and insurers better manage their patients' health. We plan to pursue profitable growth opportunities, including: direct contracting with employers for laboratory services; clinical trials testing for pharmaceutical companies; testing for hospitals; genetic and other esoteric testing; and testing directly for consumers.

      Finally, we believe that we have opportunities to achieve significant net cost savings through the completion of the SBCL integration, which is estimated to result in annual cost savings of approximately $150 million within three years from the acquisition date. Management believes that the successful integration of SBCL, along with the execution of our business strategy, will enable us to achieve earnings growth, before special charges, in excess of 30% annually over the next several years.

Inflation

      The Company believes that inflation generally does not have a material adverse effect on its operations or financial condition because the majority of its contracts are short term.

Impact of Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", under which SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (2001 for the Company). In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which addresses a limited number of issues causing implementation difficulties for entities applying SFAS 133. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or in other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction is disclosed. The adoption of SFAS 133 as amended will not have a significant effect on the Company's results of operations or its financial position.

Pro Forma Comparisons

      The pro forma combined financial information assumes that the SBCL acquisition and borrowings under the Credit Agreement were effected on January 1, 1999. The SBCL acquisition agreements included a provision for a reduction in the purchase price paid by Quest Diagnostics in the event that the combined balance sheet of SBCL indicated that the net assets acquired, as of the acquisition date, were below a prescribed level. On October 11, 2000, the purchase price adjustment was finalized with the result that SmithKline Beecham owed Quest Diagnostics $98.6 million. This amount was offset by $3.6 million separately owed by Quest Diagnostics to SmithKline Beecham, resulting in a net payment by SmithKline Beecham of $95.0 million. The purchase price adjustment was recorded in the Company's financial statements in the fourth quarter of 2000 as a reduction in the amount of goodwill recorded in conjunction with the SBCL acquisition.

      The remaining components of the purchase price allocation relating to the SBCL acquisition were finalized during the third quarter of 2000. The resulting adjustments to the SBCL purchase price allocation primarily related to an increase in deferred tax assets acquired, the sale of certain assets of SBCL at fair value to unconsolidated joint ventures of Quest Diagnostics and an increase in accrued liabilities for costs related to pre-acquisition periods. As a result of these adjustments, the Company reduced the amount of goodwill recorded in conjunction with the SBCL acquisition by approximately $35 million during the third quarter of 2000.

      In connection with finalizing the purchase price adjustment with SmithKline Beecham, Quest Diagnostics filed a current report on Form 8-K on October 31, 2000 with the Securities and Exchange Commission to revise and update certain pro forma combined financial information previously reported by the Company (1) to reflect the restated historical financial statements of SBCL prepared in conjunction with finalizing the purchase price adjustment provided for in the SBCL acquisition agreements, as described above, (2) to reflect the reduction in the purchase price of the SBCL acquisition, (3) to reflect the completion of the purchase price allocation and (4) to revise other adjustments that had been reflected in the previously reported pro forma combined financial information. The unaudited pro forma combined financial information included in this Form 10-K reflects the revised pro forma combined financial information included in the Form 8-K referred to above.

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

      Significant pro forma adjustments reflected in the unaudited pro forma combined financial information include reductions in employee benefit costs and general corporate overhead allocated to the historical results of SBCL by SmithKline Beecham, offset by an increase in net interest expense to reflect our new credit facility which was used to finance the SBCL acquisition. Amortization of the goodwill, which accounts for a majority of the acquired intangible assets, is calculated on the straight-line basis over forty years. Income taxes have been adjusted for the estimated income tax impact of the pro forma adjustments at the incremental tax rate of 40%. A significant portion of the intangible assets acquired in the SBCL acquisition is not deductible for tax purposes, which has the overall impact of increasing the effective tax rate.

      Both basic and diluted weighted average common shares outstanding have been presented on a pro forma basis giving effect to the shares issued to SmithKline Beecham and the shares granted at closing to employees. Potentially dilutive common shares primarily represent stock options. During periods in which net income available for common stockholders is a loss, diluted weighted average common shares outstanding will equal basic weighted average common shares outstanding, since under these circumstances, the incremental shares would have an anti-dilutive effect.

      Historical Year Ended December 31, 2000 Compared with
      Pro Forma Combined Year Ended December 31, 1999

      The following discussion and analysis compares our historical results of operations for the year ended December 31, 2000 to the pro forma combined results of operations for the year ended December 31, 1999, assuming that SBCL had been acquired by Quest Diagnostics on January 1, 1999. All references in this section to the year ended December 31, 2000 refer to the historical results of Quest Diagnostics for such period. All references in this section to the year ended December 31, 1999 refer to the pro forma combined results of Quest Diagnostics for such period.

      Income before an extraordinary loss for the year ended December 31, 2000 increased to $104.9 million, compared to a loss of $33.5 million for the prior year period. Extraordinary losses, net of taxes, of $2.9 million and $2.1 million were recorded in 2000 and 1999, respectively, representing the write-off of deferred financing costs associated with the prepayment of debt. Additionally, a number of special items were recorded in 2000 and 1999 which consisted of the provisions for restructuring and other special charges reflected on the face of the historical and pro forma combined statement of operations, respectively, a $9.7 million gain recognized by SBCL on the sale of its physician office-based teleprinter assets and network in the first quarter of 1999 and a $3.0 million gain related to the sale of an investment in the fourth quarter of 1999. Excluding the special items and the extraordinary loss, net income for the year ended December 31, 2000 increased to $106.2 million, compared to $12.6 million for the prior year period.

      A special review of the SBCL pre-closing financial statements, called for in the SBCL acquisition agreements, was conducted to assess the recoverability of assets and the adequacy of liabilities existing prior to the closing date of the acquisition. This special review resulted in adjustments, primarily related to the recoverability of SBCL receivables and accrued liabilities during various periods prior to the closing of the SBCL acquisition. In addition, SBCL recorded certain other income and expense items prior to the closing of the SBCL acquisition. The adjustments resulting from the special review and the other income and expense items, recorded by SBCL prior to the closing of the acquisition, served as a basis for the $98.6 million purchase price adjustment which was discussed earlier. Management believes that the adjustments resulting from the special review and the other income and expense items, both of which have not been reflected on the face of the pro forma combined financial information, are of a non-recurring nature and limit the comparability of results between the periods presented. In the discussions that follow, these matters are collectively referred to as discrete income and expense items.

      Discrete expense items for the year ended December 31, 1999, totaled $46.6 million, including bad debt charges of $22.4 million to reflect the reduced recoverability of SBCL receivables, as a result of the special review of the SBCL financial statements; $11.5 million of expenses recorded by SBCL prior to the acquisition, primarily to record liabilities necessary to properly present the closing balance sheet of SBCL; $7.1 million of losses related to a customer contract accounted for as a loss contract beginning in the third quarter of 1999; and $5.6 million of costs for which SmithKline Beecham is obligated to indemnify the Company associated with two incidents, the most significant of which related to a SBCL employee who allegedly reused certain needles when drawing blood from patients. Excluding the impact of the discrete expense items, income before an extraordinary loss and special items for the year ended December 31, 1999 was $40.5 million.

      Results for the years ended December 31, 2000 and 1999 included the effects of testing performed by third parties under our laboratory network management arrangements. As laboratory network manager, we included in our consolidated revenues and expenses the cost of testing performed by third parties. This treatment added $48.8 million to both reported revenues and cost of services for the year ended December 31, 2000. For the year ended December 31,

1999, this treatment added $154.0 million to both pro forma revenues and pro forma cost of services. This treatment also serves to increase cost of services as a percentage of net revenues and decrease selling, general and administrative expenses as a percentage of net revenues. During the first quarter of 2000, we terminated a laboratory network management arrangement with Aetna USHealthcare, and entered into a new non-exclusive contract under which we will no longer be responsible for the cost of testing performed by third parties. In addition, during the third quarter of 2000, we amended our laboratory network management contract with Oxford Health to remove the financial risk associated with testing performed by third parties. As such, we will no longer be responsible for the cost of testing performed by third parties under the contract with Oxford Health. On a full year basis, these changes to the laboratory network management agreements will reduce net revenues and cost of services by approximately $150 million.

      Net Revenues

      Net revenues for the year ended December 31, 2000 increased by $126.4 million or 3.8% from the prior year level. Revenue growth for the year ended December 31, 2000 was partially offset by accounting for a customer contract as a loss contract beginning in the second half of 1999 and the elimination of the financial risk associated with testing performed by third parties under the Aetna USHealthcare and Oxford Health managed care contracts modified during the period, as discussed above. Adjusted for these changes, net revenues for the year ended December 31, 2000 increased by 8.6%, compared to pro forma net revenues in the prior year period. Average revenue per requisition increased by 5.9%, compared to 1999. On a full year basis, clinical testing volumes grew by approximately 3.0%, after adjusting for the contribution of business to unconsolidated joint ventures. Reported clinical testing volume growth was 2.5% above the 1999 pro forma level.

      Volume in the second half of 2000 grew at a slower rate than earlier in the year, principally due to the intensified pace of integration activities, the contribution of certain business to unconsolidated joint ventures and the loss of certain contracts due to aggressive pricing on the part of competitors. In addition, testing volumes were impacted by severe weather in certain service areas during the fourth quarter of 2000. Management believes the Company is well positioned, particularly upon completion of integration activities, to benefit from improving industry fundamentals as well as its ability to leverage its value proposition of offering expanded patient access, broad testing capabilities and superior quality. While our long-standing pricing discipline continued to favorably impact average revenue per requisition, other factors that contributed to the increase in average revenue per requisition included modifications to various managed care contracts, an increase in higher value testing, and a shift to greater fee-for-service reimbursement.

      Operating Costs and Expenses

      Total operating costs for the year ended December 31, 2000 increased from the prior year period, principally as a result of increased volume and increased employee compensation and training costs. Operating costs and expenses for the year ended December 31, 2000 included $8.9 million of costs related to the integration of SBCL which were not chargeable against previously established reserves for integration costs.

      The following discussion and analysis regarding operating costs and expenses exclude the effect of testing performed by third parties under our laboratory network management arrangements, and the revenues and expenses associated with a customer contract treated as a loss contract, beginning in the third quarter of 1999. As discussed above, losses associated with this contract amounted to $7.1 million for the year ended December 31, 1999. In addition, operating costs and expenses for the year ended December 31, 1999 included $39.5 million of discrete expense items, recorded in SBCL's historical financial statements prior to the closing of the SBCL acquisition.

      Cost of services for the year ended December 31, 2000 decreased to 59.5% from 62.3% for the prior year period. For the year ended December 31, 1999, cost of services included $7.8 million of discrete expense items. Excluding discrete expense items, cost of services as a percentage of net revenues was 62.1%. Excluding the impact of the discrete expense items, the decrease in cost of services, as a percentage of net revenues, was primarily due to improvements in average revenue per requisition and to a lesser extent, the impact of the SBCL integration to date on the Company's cost structure. These decreases in cost of services were partially offset by an increase in employee compensation and training costs.

      Selling, general and administrative expenses, as a percentage of net revenues, were 29.7% in 2000, compared to 30.5% in the prior year period. Excluding the impact of discrete expense items of $31.7 million in 1999, selling, general and administrative expenses, as a percentage of net revenues, were 29.5%. Excluding the impact of the discrete expense items in 1999, the increase in selling, general and administrative expenses, as a percentage of net revenues, was primarily attributable to increases in employee compensation and training costs and investments related to the Company's information technology strategy. These increases were in large part offset by improvements in average revenue per requisition and bad debt expense. As discussed above, for the year ended December 31, 1999, bad debt expense included discrete expense items of $22.4 million which represented bad debt charges, reflecting the reduced recoverability of SBCL receivables, as a result of the special review of the SBCL financial statements. Bad debt expense for 2000 improved to 7.0% of net revenues, compared to 7.6%, excluding the impact of the discrete expense items in 1999. This progress was primarily due to process improvements in the SBCL billing functions, with particular focus in the areas of obtaining missing information and reducing billing backlogs. We have made significant progress towards improving the overall bad debt experience of the combined company with quarter to quarter improvements in bad debt expense throughout 2000. Based on prior experience as well as the sharing of internal best practices in the billing functions, we believe that substantial opportunities continue to exist to improve our overall collection experience.

      Interest, Net

      Excluding $1.9 million of interest income associated with a favorable state tax settlement in 1999, net interest expense for the year ended December 31, 2000 decreased by $11.5 million compared to the prior year period. This reduction was primarily due to an overall reduction in debt levels as well as the favorable impact of the Receivables Financing which has served to lower the weighted average borrowing rate on our outstanding debt.

      Provisions for Restructuring and Other Special Charges

      During the second quarter of 2000, we recorded a net special charge of $2.1 million. Of the special charge, $13.4 million represented the costs to cancel certain contracts that we believed were not economically viable as a result of the SBCL acquisition. These costs were principally associated with the cancellation of a co-marketing agreement for clinical trials testing services. These charges were in large part offset by a reduction in reserves attributable to a favorable resolution of outstanding claims for reimbursements associated with billings of certain tests.

      During the second, third and fourth quarters of 1999, we recorded provisions for restructuring and other special charges totaling $15.8 million, $30.3 million and $43.1 million, respectively, principally incurred in connection with the acquisition and planned integration of SBCL.

      The special charge in the second quarter of 1999 of $15.8 million primarily related to a provision in the results of SBCL to reflect a customer contract as a loss contract.

      Of the total special charge recorded in the third quarter of 1999, $19.8 million represented stock-based employee compensation of which $17.8 million related to special one-time grants of our common stock to certain individuals of the combined company, and $2.0 million related to the accelerated vesting, due to the completion of the SBCL acquisition, of restricted stock grants made in previous years. In addition, during the third quarter of 1999, we incurred $9.2 million of professional and consulting fees related to integration planning activities. The remainder of the third quarter charge related to costs incurred in conjunction with our planned offering of new senior subordinated notes, the proceeds of which were expected to be used to repay our existing Notes. During the third quarter of 1999, we decided not to proceed with the offering due to unsatisfactory market conditions.

      Of the total special charge recorded in the fourth quarter of 1999, $36.4 million represented costs related to planned integration activities affecting Quest Diagnostics' operations and employees. Of these costs, $23.4 million related to employee severance costs, $9.7 million related primarily to lease obligations for facilities and equipment and $6.7 million was associated with the write-off of assets that we plan to dispose of in conjunction with the integration of SBCL. Offsetting these charges was the reversal of $3.4 million of reserves associated with our consolidation plan announced in the fourth quarter of 1997. Upon finalizing the initial integration plans for SBCL in the fourth quarter of 1999, we determined that $3.4 million of the remaining reserves associated with the December 1997 consolidation plan was no longer necessary due to changes in the plan as a result of the SBCL integration. In addition to the net charge of $36.4 million, we recorded $3.5 million of special recognition awards granted in the fourth quarter of 1999 to certain employees involved in the transaction and integration planning processes of the SBCL acquisition. The remainder of the fourth quarter special charge was primarily attributable to professional and consulting fees incurred in connection with integration related planning activities.

      Minority Share of Income

      Minority share of income for the year ended December 31, 2000 increased from the prior year periods, primarily due to the improved performance of our joint ventures.

      Other, Net

      Other, net for the year ended December 31, 2000 increased from the prior year period, primarily due to a $9.7 million gain recognized by SBCL on the sale of its physician office-based teleprinter assets and network in the first quarter of 1999 and a gain of $3.0 million associated with the sale of an investment in the fourth quarter of 1999. These gains in 1999 were partially offset by an increase in equity earnings from unconsolidated joint ventures, and to a lesser extent, the amortization of deferred gains associated with certain investments in 2000.

      Income Taxes

      Our effective tax rate is significantly impacted by goodwill amortization, the majority of which is not deductible for tax purposes, and has the effect of increasing the overall tax rate in 2000 or decreasing the overall tax benefit in 1999.

      Extraordinary Loss

      Extraordinary losses were recorded in 2000 and 1999 representing the write-off of deferred financing costs associated with debt which was prepaid during the periods.

      During the fourth quarter of 2000, we prepaid $155 million of term loans under our Credit Agreement. The extraordinary loss recorded in the fourth quarter of 2000 in connection with this prepayment was $4.8 million ($2.9 million, net of taxes).

      In conjunction with the acquisition of SBCL, we repaid the entire amount outstanding under our then existing credit agreement. The extraordinary loss recorded in the third quarter of 1999 in connection with this prepayment was $3.6 million ($2.1 million, net of taxes).

      Adjusted EBITDA

      Adjusted EBITDA represents income (loss) before extraordinary loss, income taxes, net interest expense, depreciation, amortization and special items. For the year ended December 31, 2000, special items included the special charges reflected on the face of the historical statement of operations and $8.9 million of costs related to the integration of SBCL which were included in operating expenses and expensed as incurred in 2000. For the year ended December 31, 1999, special items included the provisions for restructuring and other special charges reflected on the face of the pro forma combined statement of operations, a $9.7 million gain recognized by SBCL on the sale of its physician office-based teleprinter assets and network during the first quarter of 1999, a $3.0 million gain related to the sale of an investment in the fourth quarter of 1999 and $46.6 million of discrete expense items, which are discussed above. Adjusted EBITDA is presented and discussed because management believes that Adjusted EBITDA is a useful adjunct to net income and other measurements under accounting principles generally accepted in the United States since it is a meaningful measure of a company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to (i) net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

      Adjusted EBITDA for the year ended December 31, 2000 improved to $459.4 million, or 13.4% of net revenues, compared to pro forma Adjusted EBITDA of $337.4 million, or 10.9% of net revenues, excluding the impact of the testing performed by third parties under our laboratory network management arrangements and the loss contract, in the prior year period. The increase in Adjusted EBITDA was primarily related to improvements in the operating performance of the Company.

         STATEMENT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

      The management of Quest Diagnostics Incorporated is responsible for the preparation, presentation and integrity of the consolidated financial statements and other information included in this annual report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include certain amounts based on management's best estimates and judgements.

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

      The Audit and Finance Committee of the Board of Directors is responsible for reviewing and monitoring Quest Diagnostics' financial reporting and accounting practices and recommending annually the appointment of the independent accountants. The Audit and Finance Committee is comprised solely of non-management directors who are, in the opinion of the Board of Directors, free from any relationship that would interfere with the exercise of independent judgement. The Audit and Finance Committee meets periodically with management, the internal auditors and the independent accountants to review and assess the activities of each. Both the independent accountants and the internal auditors meet with the Audit and Finance Committee, without management present, to review the results of their audits and their assessment of the adequacy of the system of internal accounting controls and the quality of financial reporting.

      The consolidated financial statements have been audited by our independent accountants, PricewaterhouseCoopers LLP. Their responsibility is to express an independent, professional opinion with respect to the consolidated financial statements on the basis of an audit conducted in accordance with auditing standards generally accepted in the United States of America.


/s/ Kenneth W. Freeman
----------------------
Kenneth W. Freeman
Chairman of the Board and
Chief Executive Officer


/s/ Robert A. Hagemann
----------------------
Robert A. Hagemann
Corporate Vice President and
Chief Financial Officer

Report of Independent Accountants

To the Board of Directors and Stockholders of Quest Diagnostics Incorporated

      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Quest Diagnostics Incorporated and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/ PricewaterhouseCoopers LLP
------------------------------

PricewaterhouseCoopers LLP
New York, New York
January 24, 2001, except as to Note 18, which is as of February 21, 2001

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 and 1999
                      (in thousands, except per share data)

                                                                                       2000           1999
                                                                                  -----------    -----------
Assets
------
Current assets:
     Cash and cash equivalents ................................................   $   171,477    $    27,284
     Accounts receivable, net of allowance of $120,358 and $121,550
       at December 31, 2000 and 1999, respectively ............................       485,573        539,256
     Inventories ..............................................................        44,274         52,302
     Deferred income taxes ....................................................       188,483        192,808
     Prepaid expenses and other current assets ................................        90,882         61,011
                                                                                  -----------    -----------
       Total current assets ...................................................       980,689        872,661
Property, plant and equipment, net ............................................       449,856        427,978
Intangible assets, net ........................................................     1,261,603      1,435,882
Deferred income taxes .........................................................        42,622         36,174
Other assets ..................................................................       129,766        105,786
                                                                                  -----------    -----------
Total assets ..................................................................   $ 2,864,536    $ 2,878,481
                                                                                  ===========    ===========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:

     Accounts payable and accrued expenses ....................................   $   689,582    $   655,809
     Short-term borrowings and current portion of long-term debt ..............       265,408         45,435
                                                                                  -----------    -----------
       Total current liabilities ..............................................       954,990        701,244
Long-term debt ................................................................       760,705      1,171,442
Other liabilities .............................................................       117,046        142,733
Commitments and contingencies
Preferred stock ...............................................................         1,000          1,000
Common stockholders' equity:
     Common stock, par value $0.01 per share; 100,000 shares authorized; 46,541 and 44,353 shares issued at December 31, 2000 and 1999,
       respectively ...........................................................           465            444
     Additional paid-in capital ...............................................     1,591,976      1,502,551
     Accumulated deficit ......................................................      (525,111)      (627,045)
     Unearned compensation ....................................................       (31,077)       (11,438)
     Accumulated other comprehensive loss .....................................        (5,458)        (2,450)
                                                                                  -----------    -----------
       Total common stockholders' equity ......................................     1,030,795        862,062
                                                                                  -----------    -----------
Total liabilities and stockholders' equity ....................................   $ 2,864,536    $ 2,878,481
                                                                                  ===========    ===========

The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                      (in thousands, except per share data)

                                                               2000           1999           1998
                                                            -----------    -----------    -----------
Net revenues ............................................   $ 3,421,162    $ 2,205,243    $ 1,458,607

Costs and expenses:
   Cost of services .....................................     2,056,237      1,379,989        896,793
   Selling, general and administrative ..................     1,001,443        643,440        445,885
   Interest, net ........................................       113,092         61,450         33,403
   Amortization of intangible assets ....................        45,665         29,784         21,697
   Provisions for restructuring and other special charges         2,100         73,385             --
   Minority share of income .............................         9,359          5,431          2,017
   Other, net ...........................................        (7,715)        (2,620)         4,951
                                                            -----------    -----------    -----------
     Total ..............................................     3,220,181      2,190,859      1,404,746
                                                            -----------    -----------    -----------
Income before taxes and extraordinary loss ..............       200,981         14,384         53,861
Income tax expense ......................................        96,033         15,658         26,976
                                                            -----------    -----------    -----------
Income (loss) before extraordinary loss .................       104,948         (1,274)        26,885
Extraordinary loss, net of taxes ........................        (2,896)        (2,139)            --
                                                            -----------    -----------    -----------
Net income (loss) .......................................   $   102,052    $    (3,413)   $    26,885
                                                            ===========    ===========    ===========

Basic net income (loss) per common share:
Income (loss) before extraordinary loss .................   $      2.34    $     (0.04)   $      0.90
Extraordinary loss, net of taxes ........................         (0.06)         (0.06)            --
                                                            -----------    -----------    -----------
Net income (loss) .......................................   $      2.28    $     (0.10)   $      0.90
                                                            ===========    ===========    ===========

Diluted net income (loss) per common share:
Income (loss) before extraordinary loss .................   $      2.22    $     (0.04)   $      0.89
Extraordinary loss, net of taxes ........................         (0.06)         (0.06)            --
                                                            -----------    -----------    -----------
Net income (loss) .......................................   $      2.16    $     (0.10)   $      0.89
                                                            ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                                                2000           1999           1998
                                                             -----------    -----------    -----------
Cash flows from operating activities:
Net income (loss) ........................................   $   102,052    $    (3,413)   $    26,885
Extraordinary loss, net of taxes .........................         2,896          2,139             --
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Depreciation and amortization .........................       134,296         90,835         68,845
   Provision for doubtful accounts .......................       234,694        142,333         89,428
   Provisions for restructuring and other special charges          2,100         73,385             --
   Deferred income tax (benefit) provision ...............        33,837        (29,514)        12,290
   Minority share of income ..............................         9,359          5,431          2,017
   Stock compensation expense ............................        24,592          6,068          2,113
   Other, net ............................................        (4,078)            37          6,902
   Changes in operating assets and liabilities:
      Accounts receivable ................................      (250,255)      (118,693)       (71,920)
      Accounts payable and accrued expenses ..............       100,223        110,929         40,070
      Integration, settlement and special charges ........       (68,150)       (33,326)       (39,518)
      Other assets and liabilities, net ..................        47,889          3,324          4,270
                                                             -----------    -----------    -----------
Net cash provided by operating activities ................       369,455        249,535        141,382
                                                             -----------    -----------    -----------

Cash flows from investing activities:
   Business acquisitions .................................        92,225     (1,025,000)          (948)
   Transaction costs .....................................            --         (9,612)            --
   Capital expenditures ..................................      (116,450)       (76,029)       (39,575)
   Proceeds from disposition of assets ...................         3,625          4,982          3,035
   Increase in investments ...............................       (27,415)        (2,331)        (2,232)
                                                             -----------    -----------    -----------
Net cash used in investing activities ....................       (48,015)    (1,107,990)       (39,720)
                                                             -----------    -----------    -----------

Cash flows from financing activities:
   Proceeds from borrowings ..............................       256,000      1,132,843          4,300
   Repayments of long-term debt ..........................      (446,762)      (412,035)       (54,153)
   Financing costs paid ..................................        (1,732)       (36,822)            --
   Purchase of treasury stock ............................            --         (1,103)       (13,032)
   (Distributions to) contributions from minority partners        (6,871)        (4,363)         2,443
   Proceeds from exercise of stock options ...............        22,147          4,429            145
   Preferred dividends paid ..............................           (29)          (118)          (118)
                                                             -----------    -----------    -----------
Net cash provided by (used in) financing activities ......      (177,247)       682,831        (60,415)
                                                             -----------    -----------    -----------

Net change in cash and cash equivalents ..................       144,193       (175,624)        41,247

Cash and cash equivalents, beginning of year .............        27,284        202,908        161,661
                                                             -----------    -----------    -----------

Cash and cash equivalents, end of year ...................   $   171,477    $    27,284    $   202,908
                                                             ===========    ===========    ===========

The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (in thousands)

                                                                                                                       |
                                                                                           Accumulated                 |   Compre-
                                                Additional                    Unearned         Other                   |   hensive
                                     Common      Paid-In      Accumulated      Compen-     Comprehensive    Treasury   |   Income
                                      Stock      Capital        Deficit        sation      Income (Loss)      Stock    |   (Loss)
                                    -----------------------------------------------------------------------------------|------------
                                                                                                                       |
Balance,                                                                                                               |
   December 31, 1997                 $    300  $ 1,198,194   $   (650,281)  $   (5,038)     $    (2,515)    $       -  |
Net income                                                         26,885                                              |  $ 26,885
Other comprehensive loss                                                                           (523)               |      (523)
                                                                                                                       |  --------
Comprehensive income                                                                                                   |    26,362
                                                                                                                       |  ========
Preferred dividends declared                                         (118)                                             |
Purchase of treasury stock (687                                                                                        |
    shares)                                                                                                   (13,032) |
Issuance of common stock under                                                                                         |
    benefit plans (255 common                                                                                          |
    shares and 473 treasury                                                                                            |
    shares)                                 2        3,522                        (970)                         9,101  |
Adjustment to Corning receivable                      (710)                                                            |
Amortization of unearned                                                                                               |
    compensation                                                                 2,113                                 |
---------------------------------------------------------------------------------------------------------------------  |
Balance,                                                                                                               |
   December 31, 1998                      302    1,201,006       (623,514)      (3,895)          (3,038)       (3,931) |
                                                                                                                       |
Net loss                                                           (3,413)                                             |    (3,413)
Other comprehensive income                                                                          588                |       588
                                                                                                                       |  --------
Comprehensive loss                                                                                                     |    (2,825)
                                                                                                                       |  ========
Preferred dividends declared                                         (118)                                             |
Shares issued to acquire SBCL                                                                                          |
    (12,564 shares)                       126      260,584                                                             |
Purchase of treasury stock (60                                                                                         |
    common shares)                                                                                             (1,103) |
Issuance of common stock under                                                                                         |
    benefit plans (1,269 common                                                                                        |
    shares and 274 treasury                                                                                            |
    shares)                                13       34,991                     (11,253)                         5,034  |
Exercise of stock options (279                                                                                         |
    common shares)                          3        4,426                                                             |
Tax benefits associated with                                                                                           |
    stock-based compensation plans                   3,529                                                             |
Adjustment to Corning receivable                    (1,985)                                                            |
Amortization of unearned                                                                                               |
    compensation                                                                 3,710                                 |
---------------------------------------------------------------------------------------------------------------------  |
Balance,                                                                                                               |
   December 31, 1999                      444    1,502,551       (627,045)     (11,438)          (2,450)            -  |
Net income                                                        102,052                                              |   102,052
Other comprehensive loss                                                                         (3,008)               |    (3,008)
                                                                                                                       |  --------
Comprehensive income                                                                                                   |  $ 99,044
                                                                                                                       |  ========
Preferred dividends declared                                         (118)                                             |
Issuance of common stock under                                                                                         |
    benefit plans (868 common                                                                                          |
    shares)                                 8       58,039                     (45,357)                                |
Exercise of stock options (1,585                                                                                       |
    common shares)                         16       22,131                                                             |
Shares to cover employee payroll                                                                                       |
    tax withholdings on exercised                                                                                      |
    stock options (265 common                                                                                          |
    shares)                                (3)     (22,012)                                                            |
Tax benefits associated with                                                                                           |
    stock-based compensation plans                  37,125                                                             |
Adjustment to Corning receivable                    (5,858)                                                            |
Amortization of unearned                                                                                               |
    compensation                                                                25,718                                 |
                                                                                                                       |
---------------------------------------------------------------------------------------------------------------------  |
Balance,                                                                                                               |
   December 31, 2000                 $    465  $ 1,591,976    $  (525,111)  $  (31,077)    $     (5,458)   $        -  |
                                     --------------------------------------------------------------------------------  |

    The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands unless otherwise indicated)

1. DESCRIPTION OF BUSINESS

      Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") is the largest clinical laboratory testing business in the United States. Prior to January 1, 1997, Quest Diagnostics was a wholly owned subsidiary of Corning Incorporated ("Corning"). On December 31, 1996, Corning distributed all of the outstanding shares of common stock of the Company to the stockholders of Corning as part of the "Spin-Off Distribution".

      As the nation's leading provider of diagnostic testing and related services for the healthcare industry, Quest Diagnostics offers a broad range of clinical laboratory testing services to physicians, hospitals, managed care organizations, employers, governmental institutions and other independent clinical laboratories. Quest Diagnostics has the leading market share in clinical laboratory testing and esoteric testing, including molecular diagnostics, as well as anatomic pathology services and testing for drugs of abuse. Through the Company's national network of laboratories and patient service centers, and its leading esoteric testing laboratory and development facility known as Nichols Institute, Quest Diagnostics offers comprehensive and innovative diagnostic testing, information and related services used by physicians and other healthcare customers to diagnose, treat and monitor diseases and other medical conditions. Quest Diagnostics offers clinical testing and services to support clinical trials of new pharmaceuticals worldwide. Quest Informatics collects and analyzes laboratory, pharmaceutical and other data to develop information products to help pharmaceutical companies with their marketing and disease management efforts, as well as to help healthcare customers better manage the health of their patients.

      Quest Diagnostics currently processes over 100 million requisitions each year through its extensive network of laboratories and patient service centers in virtually every major metropolitan area throughout the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation

      The consolidated financial statements include the accounts of all entities controlled by the Company. The equity method of accounting is used for investments in affiliates which are not Company controlled, and in which the Company's interest is between 20 and 50 percent. The Company's share of equity earnings (losses) from investments in affiliates, accounted for under the equity method, totaled $5.5 million, $(0.7) million and $(5.2) million, respectively, for 2000, 1999 and 1998. The Company's share of equity earnings (losses) is included in other, net in the consolidated statements of operations. All significant intercompany accounts and transactions are eliminated.

      Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Revenue Recognition

      The Company generally recognizes revenue for services rendered upon completion of the testing process. Billings for services under third-party payer programs, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on final settlement with the third-party payers, are recorded upon settlement. In 2000, 1999 and 1998, approximately 13%, 14% and 16%, respectively, of net revenues were generated by Medicare and Medicaid programs. Under capitated agreements with managed care customers, the Company recognizes revenue based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the number or cost of services provided by the Company.

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

      Earnings Per Share

      Basic net income (loss) per common share is calculated by dividing net income (loss), less preferred stock dividends, by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is calculated by dividing net income (loss), less preferred stock dividends, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include outstanding stock options and restricted common shares granted under the Company's Employee Equity Participation Program. During periods in which net income available for common stockholders is a loss, diluted weighted average common shares outstanding will equal basic weighted average common shares outstanding, since under these circumstances, the incremental shares would have an anti-dilutive effect.

      The computation of basic and diluted net income (loss) per common share was as follows (in thousands except per share data):

                                                                       2000       1999        1998
                                                                     --------   --------    --------
Income (loss) before extraordinary loss ..........................   $104,948   $ (1,274)   $ 26,885
Less: Preferred stock dividends ..................................        118        118         118
                                                                     --------   --------    --------

Income (loss) available to common stockholders - basic and diluted   $104,830   $ (1,392)   $ 26,767
                                                                     ========   ========    ========

Weighted average number of common shares outstanding - basic .....     44,763     35,014      29,684

Effect of dilutive securities:
Stock options ....................................................      2,095         --         401
Restricted common stock ..........................................        292         --         144
                                                                     --------   --------    --------

Weighted average number of common shares outstanding - diluted ...     47,150     35,014      30,229
                                                                     ========   ========    ========

Basic net income (loss) per common share:
Income (loss) before extraordinary loss ..........................   $   2.34   $  (0.04)   $   0.90
                                                                     ========   ========    ========

Diluted net income (loss) per common share:
Income (loss) before extraordinary loss ..........................   $   2.22   $  (0.04)   $   0.89
                                                                     ========   ========    ========

      The following securities were not included in the diluted net income
(loss) per share calculation due to their antidilutive effect (in thousands):

                                                                       2000       1999        1998
                                                                     --------   --------    --------
Stock options ....................................................         63      5,741         107
Restricted common stock ..........................................         11        568          --

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

      Concentration of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments and accounts receivable. The Company's policy is to place its cash, cash equivalents and short-term investments in highly rated financial instruments and institutions. Concentration of credit risk with respect to accounts receivable is mitigated by the diversity of the Company's clients and their dispersion across many different geographic regions, and is limited to certain customers who are large buyers of the Company's services. To reduce risk, the Company routinely assesses the financial strength of these customers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these customers, is limited.

      Inventories

      Inventories, which consist principally of supplies, are valued at the lower of cost (first in, first out method) or market.

      Property, Plant and Equipment

      Property, plant and equipment are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and expensed as incurred for preliminary project activities and post-implementation activities. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use software project and interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Certain costs, such as maintenance and training, are expensed as incurred. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Depreciation and amortization are provided on the straight-line method over expected useful asset lives as follows: buildings and improvements, ranging from ten to thirty years; laboratory equipment and furniture and fixtures, ranging from three to seven years; leasehold improvements, the lesser of the useful life of the improvement or the remaining life of the building or lease, as applicable; and computer software developed or obtained for internal use, ranging from three to five years.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

      Accounting for Intangible Assets

      The cost of acquired businesses in excess of the fair value of net assets acquired is recorded as goodwill and amortized on the straight-line method over periods not exceeding forty years. Other intangible assets are recorded at cost and amortized on the straight-line method over periods not exceeding fifteen years.

      Impairment of Long-Lived Assets

      The Company reviews the recoverability of its long-lived assets, including goodwill and other intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company's ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, including any goodwill associated with the asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.

      The Company also evaluates the recoverability and measures the possible impairment of goodwill under Accounting Principles Board Opinion No. 17, "Intangible Assets" based on a fair value methodology. Management believes that a valuation of goodwill based on the amount for which each regional laboratory could be sold in an arm's-length transaction is preferable to using projected undiscounted pretax cash flows. The Company believes fair value is a better indicator of the extent to which goodwill may be recoverable and, therefore, may be impaired.

      The fair value method is applied to each of the regional laboratories. Management's estimate of fair value is primarily based on multiples of forecasted revenue or multiples of forecasted earnings before interest, taxes, depreciation and amortization ("EBITDA"). The multiples are primarily determined based upon publicly available information regarding comparable publicly-traded companies in the industry, but also consider (i) the financial projections of each regional laboratory, (ii) the future prospects of each regional laboratory, including its growth opportunities, managed care concentration and likely operational improvements, and (iii) comparable sales prices, if available. Multiples of revenues are used to estimate fair value in cases where the Company believes that the likely acquirer of a regional laboratory would be a strategic buyer within the industry which would realize synergies from such an acquisition. In regions where management does not believe there is a potential strategic buyer within the industry, and, accordingly, believes the likely buyer would not have synergy opportunities, multiples of EBITDA are used for estimating fair value. Regional laboratories with lower levels of profitability valued using revenue multiples would generally be ascribed a higher value than if multiples of EBITDA were used, due to assumed synergy opportunities. Management's estimate of fair value is currently based on multiples of revenue primarily ranging from 0.8 to 1.1 times revenue and on multiples of EBITDA primarily ranging from 7 to 9 times EBITDA. While management believes the estimation methods are reasonable and reflective of common valuation practices, there can be no assurance that a sale to a buyer for the estimated value ascribed to a regional laboratory could be completed. Changes to the method of valuing regional laboratories will be made only when there is a significant and fundamental change in facts and circumstances, such as significant changes in market position or the entrance or exit of a significant competitor from a regional market. No changes were made to the method of valuing regional laboratories in 2000 or 1999.

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

      The Company defers the impact of changes in the market value of these contracts until such time as the hedged transaction is completed. The Company may also, from time to time, enter into interest rate and foreign currency swaps to manage interest rates and foreign currency risk. Income and expense related to interest rate swaps is accrued as interest rates change and is recognized in earnings over the life of the agreement. Gains or losses realized and premiums paid on foreign currency contracts are deferred and are recognized as payments are made on the related foreign currency denominated debt, or immediately if the obligation instrument is settled.

      During 2000 and 1999, the Company entered into interest rate swap agreements to mitigate the risk of changes in interest rates associated with its variable rate bank debt in accordance with the terms of the Company's credit agreement (see Note 12).

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", under which SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (2001 for the Company). In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which addresses a limited number of issues causing implementation difficulties for entities applying SFAS 133. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction is disclosed. The adoption of SFAS 133 as amended will not have a significant effect on the Company's results of operations or its financial position.

      Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturity of these instruments. At December 31, 2000 and 1999, the fair value of the Company's debt was estimated at approximately $1.0 billion and $1.2 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2000, the estimated fair value exceeded the carrying value of the debt by approximately $5 million. At December 31, 1999, the carrying value of the debt exceeded the estimated fair value by approximately $4 million. At December 31, 2000 and 1999, the estimated fair value of the interest rate swap agreements approximated a liability of $2 million and an asset of $4 million, respectively.

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

      Segment Reporting

      In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"), which became effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual and interim financial statements. The Company currently operates in one reportable business segment. Substantially all of the Company's services are provided within the United States, and substantially all of the Company's assets are located within the United States. No one customer accounted for ten percent or more of net sales in 2000, 1999 or 1998.

3. ACQUISITION OF SMITHKLINE BEECHAM'S CLINICAL LABORATORY TESTING BUSINESS

      On August 16, 1999, the Company completed the acquisition of SmithKline Beecham Clinical Laboratories, Inc. ("SBCL") which operated the clinical laboratory business of SmithKline Beecham plc ("SmithKline Beecham"). The original purchase price of approximately $1.3 billion was paid through the issuance of 12,564,336 shares of common stock of the Company (valued at $260.7 million), representing approximately 29% of the Company's then outstanding common stock, and the payment of $1.025 billion in cash, including $20 million under a non-competition agreement between the Company and SmithKline Beecham. At the closing of the acquisition, the Company used existing cash and borrowings under a new senior secured credit facility (the "Credit Agreement") to fund the cash purchase price and related transaction costs of the acquisition, and to repay the entire amount outstanding under its then existing credit agreement. The acquisition of SBCL was accounted for under the purchase method of accounting. The historical financial statements of Quest Diagnostics include the results of operations of SBCL subsequent to the closing of the acquisition.

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

      Under the terms of a stockholder agreement, SmithKline Beecham has the right to designate two nominees to Quest Diagnostics' Board of Directors as long as SmithKline Beecham owns at least 20% of the outstanding common stock. As long as SmithKline Beecham owns at least 10% but less than 20% of the outstanding common stock, it will have the right to designate one nominee. Quest Diagnostics' Board of Directors was expanded to nine directors following the closing of the acquisition. The stockholder agreement also imposes limitations on the right of SmithKline Beecham to sell or vote its shares and prohibits SmithKline Beecham from purchasing in excess of 29.5% of the outstanding common stock of Quest Diagnostics.

      As of December 31, 2000 and 1999, the Company had recorded approximately $820 million and $950 million, respectively, of goodwill in conjunction with the SBCL acquisition, representing acquisition cost in excess of the fair value of net tangible assets acquired, which is amortized on the straight-line basis over forty years. The amount paid under the non-compete agreement is amortized on the straight-line basis over five years.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

      The SBCL acquisition agreements included a provision for a reduction in the purchase price paid by Quest Diagnostics in the event that the combined balance sheet of SBCL indicated that the net assets acquired, as of the acquisition date, were below a prescribed level. On October 11, 2000, the purchase price adjustment was finalized with the result that SmithKline Beecham owed Quest Diagnostics $98.6 million. This amount was offset by $3.6 million separately owed by Quest Diagnostics to SmithKline Beecham, resulting in a net payment by SmithKline Beecham of $95.0 million. The purchase price adjustment was recorded in the Company's financial statements in the fourth quarter of 2000 as a reduction in the amount of goodwill recorded in conjunction with the SBCL acquisition.

      The remaining components of the purchase price allocation relating to the SBCL acquisition were finalized during the third quarter of 2000. The resulting adjustments to the SBCL purchase price allocation primarily related to an increase in deferred tax assets acquired, the sale of certain assets of SBCL at fair value to unconsolidated joint ventures of Quest Diagnostics and an increase in accrued liabilities for costs related to pre-acquisition periods. As a result of these adjustments, the Company reduced the amount of goodwill recorded in conjunction with the SBCL acquisition by approximately $35 million during the third quarter of 2000.

      Pro Forma Combined Financial Information (Unaudited)

      The following pro forma combined financial information for the years ended December 31, 1999 and 1998 assumes that the SBCL acquisition and borrowings under the new credit facility were effected on January 1, 1998. In connection with finalizing the purchase price adjustment with SmithKline Beecham, Quest Diagnostics filed a current report on Form 8-K on October 31, 2000 with the Securities and Exchange Commission to revise and update certain pro forma combined financial information previously reported by the Company (1) to reflect the restated historical financial statements of SBCL prepared in conjunction with finalizing the purchase price adjustment provided for in the SBCL acquisition agreements, as described above, (2) to reflect the reduction in the purchase price of the SBCL acquisition, (3) to reflect the completion of the purchase price allocation and (4) to revise other adjustments that had been reflected in the previously reported pro forma combined financial information. The unaudited pro forma combined financial information included in this Form 10-K reflects the revised pro forma combined financial information included in the Form 8-K referred to above.

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

      Both basic and diluted weighted average common shares outstanding have been presented on a pro forma basis giving effect to the shares issued to SmithKline Beecham and the shares granted at closing to employees. Potentially dilutive common shares primarily represent stock options. During periods in which net income available for common stockholders is a loss, diluted weighted average common shares outstanding will equal basic weighted average common shares outstanding, since under these circumstances, the incremental shares would have an anti-dilutive effect.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

         Unaudited pro forma combined financial information for the years ended December 31, 1999 and 1998 was as follows (in thousands, except per share data):

                                                            1999           1998
                                                       -----------    -----------
Net revenues .......................................   $ 3,294,810    $ 3,021,631
Income (loss) before extraordinary loss ............       (33,539)        50,209
Net income (loss)...................................       (35,678)        50,209

=================================================================================

Basic earnings (loss) per common share:

Income (loss) before extraordinary loss ............   $     (0.78)   $      1.16
Net income (loss)...................................   $     (0.83)   $      1.16
Weighted average common shares outstanding - basic .        43,345         43,031

=================================================================================

Diluted earnings (loss) per common share:

Income (loss) before extraordinary loss ............   $     (0.78)   $      1.15
Net income (loss)...................................   $     (0.83)   $      1.15
Weighted average common shares outstanding - diluted        43,345         43,440

4. INTEGRATION OF SBCL AND QUEST DIAGNOSTICS BUSINESSES

      During the fourth quarter of 1999, Quest Diagnostics finalized its plan to integrate SBCL into Quest Diagnostics' laboratory network. The plan focuses principally on laboratory consolidations in geographic markets served by more than one of the Company's laboratories, and the redirection of testing volume within the Company's national network to provide more local testing and improve customer service. While the Company is not exiting any geographic markets as a result of the plan, laboratories that will be closed or reduced in size are located in the following metropolitan areas: Boston, Baltimore, Cleveland, Dallas, Detroit, Miami, New York and Philadelphia. The Company is also transferring esoteric testing performed at SBCL's National Esoteric Testing Center in Van Nuys, California to Nichols Institute. Employee groups to be impacted as a result of these actions include those involved in the collection and testing of specimens, as well as administrative and other support functions. During the fourth quarter of 1999, the Company recorded the estimated costs associated with executing the integration plan. The majority of these integration costs related to employee severance, contractual obligations associated with leased facilities and equipment, and the write-off of fixed assets which management believes will have no future economic benefit upon combining the operations. Integration costs related to planned activities affecting SBCL's operations and employees were recorded as a cost of the acquisition. Integration costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees were recorded as a charge to earnings in the fourth quarter of 1999.

      Integration costs, including write-offs of fixed assets, totaling $55.5 million which related to planned activities affecting SBCL assets, liabilities and employees, were recorded in the fourth quarter of 1999 as a cost of the SBCL acquisition. Of these costs, $33.8 million related to employee severance costs for approximately 1,250 employees, and $13.4 million related to contractual obligations including those related to facilities and equipment leases. The remaining portion of the costs were associated with the write-off of assets that management plans to dispose of in conjunction with the integration of SBCL.

      During the fourth quarter of 1999, the Company recorded a $36.4 million net charge to earnings that represented the costs related to planned integration activities affecting Quest Diagnostics' operations and employees. Of these costs, $23.4 million related to employee severance costs for approximately 1,050 employees, $9.7 million related primarily to lease obligations for facilities and equipment and $6.7 million was associated with the write-off of assets that management plans to dispose of in conjunction with the integration of SBCL. Offsetting these charges was the reversal of $3.4 million of reserves associated with the Company's consolidation plan announced in the fourth quarter of 1997. Upon finalizing the initial integration plan for SBCL in the fourth quarter of 1999, the Company determined that $3.4 million of the remaining reserves associated with the 1997 consolidation plan were no longer necessary due to changes in the plan as a result of the SBCL integration.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

      During the third quarter of 2000, the Company reviewed its remaining reserves initially recorded in the fourth quarter of 1999 and revised certain estimates relative to integration activities. As a result of this review, the Company recorded a $2.1 million increase to goodwill to reflect an increase in the estimated costs associated with planned integration activities affecting SBCL's operations and employees. This $2.1 million adjustment which was recorded in conjunction with finalizing the SBCL purchase price allocation during the third quarter of 2000, included a $3.9 million increase in accruals for employee severance benefits, partially offset by a reduction in accruals primarily related to facility lease obligations.

      In addition, during the third quarter of 2000, the Company recorded a reduction of approximately $2 million in accruals associated with planned integration activities affecting Quest Diagnostics' operations and employees. The adjustment was principally comprised of reductions in accruals for employee severance benefits and costs to exit leased facilities. This reduction in accruals was offset by a charge to write-off fixed assets used in the operations of Quest Diagnostics.

      During 2000, the Company determined that the total number of employees expected to be severed during the initial phase of the SBCL integration was lower than originally estimated in the fourth quarter of 1999. The total number of SBCL employees expected to be severed was reduced to approximately 1,000 employees. The total number of Quest Diagnostics employees expected to be severed was reduced to approximately 500 employees. While the number of employees expected to be severed during the initial phase of the SBCL integration has decreased, the average cost of severance benefits per employee has increased primarily due to the elimination of certain senior management positions.

      The following table summarizes the Company's accruals for integration costs affecting the acquired operations and employees of SBCL (in millions):

                                                                        Costs of
                                                       Employee          Exiting
                                                      Severance          Leased
                                                         Costs         Facilities          Other             Total
                                                         -----         ----------          -----             -----
Amounts recognized as a cost of the SBCL
   acquisition.................................         $ 33.8            $  5.6           $  7.8            $ 47.2
Amounts utilized in 1999.......................           (1.4)             (0.1)              -               (1.5)
                                                        ------            ------           ------            ------
   Balance at December 31, 1999................           32.4               5.5              7.8              45.7
Amounts utilized in 2000.......................          (16.4)             (2.0)            (5.8)            (24.2)
Adjustment to accruals.........................            3.9              (1.6)            (0.2)              2.1
                                                        ------            ------           ------            ------
   Balance at December 31, 2000................         $ 19.9            $  1.9           $  1.8            $ 23.6
                                                        ======            ======           ======            ======

      Of the revised 1,000 SBCL employees expected to be severed during the initial phase of the SBCL integration, approximately 700 employees had been severed in connection with integration activities through December 31, 2000, including approximately 630 employees severed during 2000.

      The following table summarizes the Company's accruals for restructuring costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees (in millions):

                                                                        Costs of
                                                       Employee          Exiting
                                                      Severance          Leased
                                                         Costs         Facilities          Other             Total
                                                         -----         ----------          -----             -----
1999 Provision.................................         $ 23.4            $  8.9           $  0.8            $ 33.1
Amounts utilized in 1999.......................           (2.5)               -                -               (2.5)
                                                        ------            ------           ------            ------
   Balance at December 31, 1999................           20.9               8.9              0.8              30.6
Amounts utilized in 2000.......................          (10.5)             (1.5)            (0.4)            (12.4)
Adjustment to accruals.........................           (1.6)             (0.8)             0.3              (2.1)
                                                        ------            ------           ------            ------
   Balance at December 31, 2000................         $  8.8            $  6.6           $  0.7            $ 16.1
                                                        ======            ======           ======            ======

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

      Of the revised 500 Quest Diagnostics employees expected to be severed during the initial phase of the SBCL integration, approximately 350 employees had been severed in connection with integration activities through December 31, 2000, including approximately 285 employees severed during 2000.

      While a significant portion of the remaining accruals associated with the SBCL integration plan are expected to be paid in 2001, there are certain severance and facility related exit costs, principally lease obligations, that have payment terms extending beyond 2001.

5. TAXES ON INCOME

      In conjunction with the Spin-Off Distribution, the Company entered into a tax sharing agreement with its former parent and a former subsidiary, which allocates among them responsibility for federal, state and local taxes relating to taxable periods before and after the Spin-Off Distribution and provides for computing and apportioning tax liabilities and tax benefits for such periods among the parties. The Company also entered into tax indemnification agreements with the same entities that provide the parties with certain rights of indemnification against each other.

      The Company's pretax income (loss) consisted of approximately $202.6 million, $17.7 million and $52.7 million from U.S. operations and approximately $(1.6) million, $(3.3) million and $1.2 million from foreign operations for the years ended December 31, 2000, 1999 and 1998, respectively.

      The components of income tax expense for 2000, 1999 and 1998 were as follows:

                                                                 2000             1999             1998
                                                            ---------        ---------        ---------
Current:
   Federal .............................................    $  52,852        $  34,314        $   8,754
   State and local .....................................        8,506           10,073            4,861
   Foreign .............................................          838              785            1,071

Deferred:
   Federal .............................................       21,776          (22,336)          14,728
   State and local .....................................       12,061           (7,178)          (2,438)
                                                            ---------        ---------        ---------
     Total .............................................    $  96,033        $  15,658        $  26,976
                                                            =========        =========        =========

      A reconciliation of the federal statutory rate to the Company's effective tax rate for 2000, 1999 and 1998 was as follows:

                                                               2000             1999             1998
                                                            ---------        ---------        ---------
Tax provision (benefit) at statutory rate ..............         35.0%            35.0%            35.0%
State and local income taxes, net of federal benefit ...          5.6              4.3              3.4
Non-deductible goodwill amortization ...................          6.7             55.7              9.3
Impact of foreign operations ...........................          0.4             11.6              1.2
Non-deductible meals and entertainment expense .........          0.7              5.1              1.2
Other, net .............................................         (0.6)            (2.8)              --
                                                            ---------        ---------        ---------
   Effective tax rate ..................................         47.8%           108.9%            50.1%
                                                            =========        =========        =========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2000 and 1999 were as follows:

                                                           2000          1999
                                                        ---------     ---------
Current deferred tax asset:
   Accounts receivable reserve ....................     $  46,266     $  11,459
   Liabilities not currently deductible ...........        94,107       134,206
   Accrued settlement reserves ....................        34,430        19,542
   Accrued restructuring and integration costs ....        13,205        17,784
   Net operating losses ...........................            --         8,830
   Other ..........................................           475           987
                                                        ---------     ---------
     Total ........................................     $ 188,483     $ 192,808
                                                        =========     =========
Non-current deferred tax asset (liability):
   Liabilities not currently deductible ...........     $  34,062     $  27,581
   Accrued settlement reserves ....................           600        13,351
   Accrued restructuring and integration costs ....         2,763        12,886
   Depreciation and amortization ..................         1,062       (17,644)
   Net operating losses ...........................         4,135            --
                                                        ---------     ---------
     Total ........................................     $  42,622     $  36,174
                                                        =========     =========

      As of December 31, 2000, $4.1 million of deferred tax assets had been recorded to reflect the benefit associated with approximately $86 million of net operating losses for state income tax purposes with expiration dates through 2020.

      Income taxes payable at December 31, 2000 and 1999 were $18.5 million and $29.3 million, respectively, and consisted primarily of federal income taxes payable of $20.6 million and $24.9 million, respectively.

6. SUPPLEMENTAL CASH FLOW DATA

                                        2000            1999            1998
                                      ---------       ---------       ---------
Depreciation expense ...........      $  88,631       $  61,051       $  47,148

Interest expense ...............      $ 119,681       $  69,842       $  43,977
Interest income ................         (6,589)         (8,392)        (10,574)
                                      ---------       ---------        ---------
Interest, net ..................        113,092       $  61,450       $  33,403

Interest paid ..................      $ 110,227       $  62,662       $  41,243

Income taxes paid ..............      $  21,821       $  24,545       $  16,269

      During 2000, the Company terminated one of its laboratory network management agreements with a customer which resulted in a reduction in accounts receivable and a corresponding decrease in accrued expenses of approximately $69 million, neither reduction having a cash impact.

                                                    2000         1999     1998
                                                  --------     --------  -------
Business acquired:
Fair value of tangible assets acquired ......     $ 61,894     $702,489       --
Fair value of liabilities assumed ...........       26,212      378,113       --
Common shares issued to acquire SBCL ........           --      260,710       --

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

7. PROVISIONS FOR RESTRUCTURING AND OTHER SPECIAL CHARGES

      During the second quarter of 2000, the Company recorded a net special charge of $2.1 million. Of the special charge, $13.4 million represented the costs to cancel certain contracts that management believed were not economically viable as a result of the SBCL acquisition. These costs were principally associated with the cancellation of a co-marketing agreement for clinical trials testing services. These charges were in large part offset by a reduction in reserves attributable to a favorable resolution of outstanding claims for reimbursements associated with billings of certain tests (see Note 17).

      During the third and fourth quarters of 1999, the Company recorded provisions for restructuring and other special charges totaling $30.3 million and $43.1 million, respectively, principally incurred in connection with the acquisition and planned integration of SBCL.

      Of the $30.3 million special charge recorded in the third quarter of 1999, $19.8 million represented stock-based employee compensation of which $17.8 million related to special one-time grants of the Company's common stock to certain individuals of the combined company, and $2.0 million related to the accelerated vesting, due to the completion of the SBCL acquisition, of restricted stock grants made in previous years. In addition, during the third quarter of 1999, the Company incurred $9.2 million of professional and consulting fees related to integration planning activities. The remainder of the third quarter charge related to costs incurred by the Company in conjunction with its planned offering of new senior subordinated notes, the proceeds of which were expected to be used to repay the Company's existing 10 3/4% senior subordinated notes. During the third quarter of 1999, the Company decided not to proceed with the offering due to unsatisfactory conditions in the high yield market.

      Of the $43.1 million charge recorded in the fourth quarter of 1999, $36.4 million represented costs related to planned integration activities affecting Quest Diagnostics' operations and employees (see Note 4 for details). In addition to the net charge of $36.4 million, the Company recorded $3.5 million of special recognition awards granted in the fourth quarter of 1999 to certain employees involved in the transaction and integration planning processes of the SBCL acquisition. The remainder of the fourth quarter special charge was primarily attributable to professional and consulting fees incurred in connection with integration related planning activities.

      In the fourth quarter of 1997, the Company recorded a special charge totaling $48.7 million in connection with a series of actions aimed at reducing excess capacity in its network of clinical laboratories through facility reductions and consolidations. The charges consisted primarily of workforce reduction programs, costs associated with exiting a number of leased facilities, the write-off of certain assets, the write-down of a non-strategic investment and a charge to write-down intangible assets reflecting the estimated impairment as a result of the Company's actions. During the fourth quarter of 1998, the Company determined that reserves established in the fourth quarter of 1997, primarily related to employee severance costs, were in excess of what would ultimately be required by approximately $3.0 million. Also, in the fourth quarter of 1998, the Company determined that the write-down of a non-strategic investment, recorded in the fourth quarter of 1997 and included in restructuring and other special charges, should be increased by approximately $3.0 million. The effect of these adjustments, which were included in the amounts utilized in 1998 below, was to reallocate the remaining reserves associated with the 1997 fourth quarter charge.

      The following table summarizes the Company's accruals associated with prior restructuring plans (in millions):

                                                                        Costs of
                                                       Employee          Exiting
                                                      Severance          Leased
                                                        Costs          Facilities          Other             Total
                                                        ------            ------           ------            ------
Balance, December 31,1997.....................          $ 18.5            $  6.6           $  5.1            $ 30.2
Amounts utilized in 1998......................           (13.4)             (2.5)            (2.8)            (18.7)
                                                        ------            ------           ------            ------
   Balance, December 31, 1998.................             5.1               4.1              2.3              11.5
Amounts utilized in 1999......................            (4.6)             (2.1)            (0.1)             (6.8)
Reversal......................................            (0.1)             (1.3)            (2.0)             (3.4)
                                                        ------            ------           ------            ------
   Balance, December 31, 1999.................          $  0.4            $  0.7           $  0.2            $  1.3
                                                        ======            ======           ======            ======

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

      As discussed in Note 4, upon finalizing the initial integration plan for SBCL in the fourth quarter of 1999, the Company determined that $3.4 million of the remaining reserves associated with the 1997 consolidation plan were no longer necessary, due to changes in the plan as a result of the SBCL integration.

      No material accruals, related to prior restructuring plans, existed at December 31, 2000.

8. EXTRAORDINARY LOSS

      Extraordinary losses were recorded in 2000 and 1999 representing the write-off of deferred financing costs associated with debt which was prepaid during the periods.

      During the fourth quarter of 2000, the Company prepaid $155 million of term loans under its Credit Agreement. The extraordinary loss recorded in the fourth quarter of 2000 in connection with this prepayment was $4.8 million ($2.9 million, net of taxes).

      In conjunction with the acquisition of SBCL, the Company repaid the entire amount outstanding under its then existing credit agreement. The extraordinary loss recorded in the third quarter of 1999 in connection with this prepayment was $3.6 million ($2.1 million, net of taxes).

9. PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment at December 31, 2000 and 1999 consisted of the following:

                                                                          2000              1999
                                                                       ----------       ----------
Land..........................................................         $   35,084       $   35,928
Buildings and improvements....................................            258,433          263,232
Laboratory equipment, furniture and fixtures..................            386,204          376,175
Leasehold improvements........................................             60,187           59,774
Computer software developed or obtained for internal use......             38,567           26,500
Construction-in-progress......................................             55,078           33,836
                                                                       ----------       ----------
                                                                          833,553          795,445
Less: accumulated depreciation and amortization...............           (383,697)        (367,467)
                                                                       ----------       ----------
     Total....................................................         $  449,856       $  427,978
                                                                       ==========       ==========

10. INTANGIBLE ASSETS

      Intangible assets at December 31, 2000 and 1999 consisted of the following:

                                                                          2000           1999
                                                                       ----------     ----------
Goodwill .....................................................         $1,387,242     $1,517,527
Customer lists ...............................................             39,480         38,556
Other (principally non-compete agreements) ...................             39,347         39,346
                                                                       ----------     ----------
                                                                        1,466,069      1,595,429
Less: accumulated amortization ...............................           (204,466)      (159,547)
                                                                       ----------     ----------
     Total ...................................................         $1,261,603     $1,435,882
                                                                       ==========     ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses at December 31, 2000 and 1999 consisted of the following:

                                                                        2000           1999
                                                                     -----------    -----------
Accrued expenses .................................................   $   199,528    $   288,603
Accrued wages and benefits .......................................       240,275        189,945
Accrued settlement reserves ......................................        86,076         49,473
Accrued restructuring and integration costs ......................        33,012         45,023
Income taxes payable .............................................        18,450         29,324
Trade accounts payable ...........................................       112,241         53,441
                                                                     -----------    -----------
     Total .......................................................   $   689,582    $   655,809
                                                                     ===========    ===========

12. DEBT

      Short-term borrowings and current portion of long-term debt at December 31, 2000 and 1999 consisted of the following:

                                                                        2000           1999
                                                                     ----------     ----------
Short-term borrowings under receivables financing                   $   256,000    $        --
Current portion of long-term debt ...............................         9,408         45,435
                                                                     ----------     ----------
     Total .......................................                  $   265,408    $    45,435
                                                                     ==========     ==========

      On July 21, 2000, the Company completed a $256 million receivables-backed financing transaction (the "Receivables Financing"), the proceeds of which were used to pay down loans outstanding under the Credit Agreement. Approximately $48 million was used to completely repay amounts outstanding under the capital markets loan, with the remainder used to repay amounts outstanding under the term loans. In addition, the repayment of the capital markets loan reduced the borrowing spreads on all remaining term loans under the Credit Agreement. The Receivables Financing facility was provided on an uncommitted basis by Blue Ridge Asset Funding Corporation, a commercial paper funding vehicle administered by Wachovia Bank, N.A. and with a one year back-up facility provided on a committed basis by Wachovia Bank, N.A. The Receivables Financing has an initial term of three years, unless extended, or terminated early as a result of the termination of liquidity commitments to Blue Ridge Asset Funding Corporation. The borrowings outstanding under the Receivables Financing are classified as a current liability since the lenders fund the borrowings through the issuance of commercial paper which matures at various dates up to ninety days from the date of issuance. Interest is based on rates which approximate commercial paper rates for highly rated issuers. The weighted average interest rate on borrowings outstanding at December 31, 2000 was 7.2%.

      Long-term debt at December 31, 2000 and 1999 consisted of the following:

                                                                        2000         1999
                                                                     --------     ----------
Senior secured variable rate bank term loans:
   Term loan, payable through June 2005; 8.6% interest as of
     December 31, 1999............................................   $       --   $  362,600
   Term loan, payable through June 2006; 9.8% and 9.4% interest as
     of December 31, 2000 and 1999, respectively .................      304,288      319,425
   Term loan, payable through June 2006; 10.1% and 9.8% interest
     as of December 31, 2000 and 1999, respectively ..............      281,304      295,300
   Capital markets term loan, due August 2001; 9.2% interest as of
     December 31, 1999 ...........................................           --       47,674
10 3/4% senior subordinated notes due 2006 .......................      150,000      150,000
Other ............................................................       34,521       41,878
                                                                     ----------   ----------
   Total .........................................................      770,113    1,216,877
Less current portion .............................................        9,408       45,435
                                                                     ----------   ----------
   Total long-term debt ..........................................   $  760,705   $1,171,442
                                                                     ==========   ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

      At the closing of the SBCL acquisition on August 16, 1999, the Company entered into a new senior secured credit facility (the "Credit Agreement"). The Credit Agreement included the following facilities: a $250 million six-year revolving credit facility; a $400 million amortizing term loan payable through June 2005; a $325 million term loan with minimal amortization until maturity in June 2006; a $300 million term loan with minimal amortization until maturity in June 2006; and a $50 million two-year capital markets term loan due August 2001, which does not amortize (collectively the "Term Loans"). As discussed above, the proceeds from the Receivables Financing was used to completely repay amounts outstanding under the capital markets loan, with the remainder primarily used to repay amounts outstanding under the term loans. Up to $75 million of the revolving credit facility may be used for letters of credit. Other than the reduction for outstanding letters of credit, which approximated $13 million, all of the revolving credit facility was available for borrowing at December 31, 2000.

      Interest is based on certain published rates plus an applicable margin that will vary depending on the financial performance of the Company. The applicable margin was reduced by 25 basis points upon the repayment of the capital markets term loan in the third quarter of 2000. At the option of the Company, the Company may elect to enter into Libor based interest rate contracts for periods up to 180 days. Interest on any outstanding principal amount of the Term Loans not covered under Libor based interest rate contracts is based on the alternate base rate which is calculated by reference to the prime rate or federal funds rate (as those terms are defined in the Credit Agreement). Prior to the repayment of the capital markets term loan, a commitment fee of 0.50% was payable on the unused portion of the revolving credit facility; thereafter, the fee will range from 0.375% to 0.50% based on the financial performance of the Company. The Credit Agreement requires the Company to mitigate the risk of changes in interest rates associated with its variable interest rate indebtedness through the use of interest rate swap agreements. Under such arrangements, the Company converts a portion of its variable rate indebtedness to fixed rates based on a notional principal amount. The settlement dates are correlated to correspond to the interest payment dates of the hedged debt. During the term of the Credit Agreement, the notional amounts under the interest rate swap agreements, plus the principal amount outstanding of the Company's fixed interest rate indebtedness, must be at least 50% of the Company's net funded debt (as defined in the Credit Agreement). As of December 31, 2000 and 1999, the aggregate notional principal amount under interest rate swap agreements, at a fixed interest rate of 6.2% and 6.1%, respectively, totaled approximately $410 million and $450 million, respectively. The interest rate swap agreements mature at various dates through November 2002.

      The Credit Agreement is collateralized by substantially all tangible and intangible assets of the Company and by a guaranty from, and a pledge of all capital stock and tangible and intangible assets of, all of the Company's present and future wholly-owned domestic subsidiaries. The borrowings under the Credit Agreement rank senior in priority of repayment to any subordinated indebtedness.

      On December 16, 1996, the Company issued $150.0 million of 10 3/4% senior subordinated notes due 2006 (the "Notes"). The Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt (as defined in the indenture relating to the Notes (the "Indenture")), including all indebtedness of the Company under the Credit Agreement. Interest is payable on June 15 and December 15. The Notes will be redeemable, in whole or in part, at the option of the Company at any time on or after December 15, 2001, at specified redemption prices. The Notes are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by substantially all of the Company's wholly-owned, domestic subsidiaries. In order to complete the Receivables Financing, an amendment to the Indenture was required. The Company obtained the required consents from the noteholders to approve the amendments, effective as of July 21, 2000.

      The Credit Agreement and the Indenture contain various customary affirmative and negative covenants, including, in the case of the Credit Agreement, the maintenance of certain financial ratios and tests. The Credit Agreement prohibits the Company from paying dividends on its common stock and restricts the Company's ability to, among other things, incur additional indebtedness and repurchase shares of its common stock. The Indenture restricts the Company's ability to pay cash dividends on all classes of stock based, primarily, on a percentage of the Company's earnings, as defined in the Indenture. Additionally, the Company will be required to offer to purchase the Notes and repay amounts borrowed under the Credit Agreement upon a change of control, as defined, and in the event of certain asset sales.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

      Long-term debt, including capital leases, maturing in each of the years subsequent to December 31, 2001 is as follows:

                 Year ending December 31,
                 2002                                        $  7,337
                 2003                                          32,434
                 2004                                           6,666
                 2005                                           6,706
                 2006 and thereafter                          707,562
                                                             --------
                    Total long-term debt                     $760,705
                                                             ========

13. PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY

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

      Voting Cumulative Preferred Stock

      At December 31, 2000 and 1999, 1,000 shares of Voting Cumulative Preferred Stock, which have a $1.0 million aggregate liquidation preference, were issued and outstanding. Dividends are at an annual rate of 11.75% and are payable quarterly. The Voting Cumulative Preferred Stock is generally entitled to one vote per share, voting together as one class with the Company's common stock. Whenever dividends on the Voting Cumulative Preferred Stock are in arrears, no dividends or redemptions or purchases of shares may be made with respect to any stock ranking junior as to dividends or liquidation to the Voting Cumulative Preferred Stock until all such amounts have been paid. The Voting Cumulative Preferred Stock is not convertible into shares of any other class or series of stock of the Company and will be redeemable in whole or in part, at the option of the Company at any time on or after December 31, 2002, at specified redemption prices. On January 1, 2022, the Company must redeem all of the then outstanding shares of the Voting Cumulative Preferred Stock at a redemption price equal to the liquidation preference plus any unpaid dividends. The Voting Cumulative Preferred Stock ranks senior to the Quest Diagnostics common stock and the Series A Preferred Stock.

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

      Accumulated Other Comprehensive Income (Loss)

      The components of accumulated other comprehensive income (loss) for 2000, 1999 and 1998 were as follows:

                                                              Foreign
                                                              Currency                   Accumulated Other
                                                            Translation   Market Value     Comprehensive
                                                             Adjustment    Adjustment      Income (Loss)
                                                             ----------    ----------      -------------
Balance, December 31, 1997 ..........................        $(1,170)        $(1,345)        $(2,515)
Translation adjustment ..............................           (924)             --            (924)
Market value adjustment, net of tax expense of $262 .             --             401             401
                                                             -------         -------         -------
Balance, December 31, 1998 ..........................         (2,094)           (944)         (3,038)
Translation adjustment ..............................           (356)             --            (356)
Market value adjustment, net of tax expense of $616 .             --             944             944
                                                             -------         -------         -------
Balance, December 31, 1999 ..........................         (2,450)             --          (2,450)
Translation adjustment ..............................           (758)             --            (758)
Market value adjustment, net of tax benefit of $1,469             --          (2,250)         (2,250)
                                                             -------         -------         -------
Balance, December 31, 2000 ..........................        $(3,208)        $(2,250)        $(5,458)
                                                             =======         =======         =======

      The market valuation adjustment for 1999 included holding gains, net of taxes, of $2.8 million, offset by a reclassification adjustment, net of taxes, of $1.8 million related to the gain recognized in net income associated with the sale of an investment during the fourth quarter of 1999. The market value adjustment for 2000 represented unrealized holding losses, net of taxes, of $2.3 million.

14. STOCK OWNERSHIP AND COMPENSATION PLANS

      Employee and Non-employee Directors Stock Ownership Programs

      In conjunction with the acquisition of SBCL, the Company established the 1999 Employee Equity Participation Program (the "1999 EEPP") to replace the Company's prior plan established in 1996 (the "1996 EEPP"). The 1999 EEPP provides for three types of awards: (a) stock options, (b) stock appreciation rights and (c) incentive stock awards. The 1999 EEPP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Quest Diagnostics' common stock at no less than the fair market value on the date of grant. The stock options are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, as determined by the Board of Directors. The stock options expire on the date designated by the Board of Directors but in no event more than eleven years from date of grant. Grants of stock appreciation rights allow eligible employees to receive a payment based on the appreciation of Quest Diagnostics' common stock in cash, shares of Quest Diagnostics' common stock or a combination thereof. The stock appreciation rights are granted at an exercise price at no less than the fair market value of Quest Diagnostics' common stock on the date of grant. Stock appreciation rights expire on the date designated by the Board of Directors but in no event more than eleven years from date of grant. No stock appreciation rights have been granted under the 1999 EEPP. Under the incentive stock provisions of the plan, the 1999 EEPP allows eligible employees to receive awards of shares, or the right to receive shares, of Quest Diagnostics' common stock, the equivalent value in cash or a combination thereof. These shares are earned on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, which ranges primarily from three to four years. The market value of the shares awarded is recorded as unearned compensation. The amount of unearned compensation is subject to adjustment based upon changes in earnings estimates during the initial year of grant and is amortized to compensation expense over the prescribed vesting period. Key executive, managerial and technical employees are eligible to participate in the 1999 EEPP. The provisions of the 1996 EEPP were similar to those outlined above for the 1999 EEPP.

      Under the 1996 EEPP, the maximum number of shares of Quest Diagnostics' common stock that may be optioned or granted was 3 million shares. The 1999 EEPP increased the maximum number of shares of Quest Diagnostics' common stock that may be optioned or granted by 6 million shares. Any remaining shares under the 1996 EEPP are available for issuance under the 1999 EEPP.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

      In 1998, the Company established the Quest Diagnostics Incorporated Stock Option Plan for Non-employee Directors (the "Director Option Plan"). The Director Option Plan provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Quest Diagnostics' common stock at no less than fair market value on the date of grant. The maximum number of shares that may be issued under the Director Option Plan is 500 thousand shares. The stock options expire ten years from date of grant and generally vest over three years. During 2000, 1999 and 1998, grants under the Director Option Plan totaled 75, 69 and 52 thousand shares, respectively.

      Transactions under the stock option plans were as follows (options in thousands):

                                                               2000              1999              1998
                                                            ---------         ---------         ---------
Options outstanding, beginning of year .............            5,741             2,950             1,896
Options granted ....................................              748             3,359             1,336
Options exercised ..................................           (1,662)             (294)              (27)
Options terminated .................................             (204)             (274)             (255)
                                                            ---------         ---------         ---------
Options outstanding, end of year ...................            4,623             5,741             2,950
                                                            =========         =========         =========

Exercisable ........................................            1,809             2,222               405

Weighted average exercise price:
      Options granted ..............................        $   63.23         $   26.37         $   16.39
      Options exercised ............................            16.88             15.98             16.36
      Options terminated ...........................            28.20             25.77             14.65
      Options outstanding, end of year .............            29.19             21.15             15.14
      Exercisable, end of year .....................            18.72             15.61             16.50

Weighted average fair value of options at grant date        $   29.95         $   12.79         $    7.31

      The increase in options exercisable during 1999 was primarily related to the completion of the SBCL acquisition which accelerated the vesting of certain grants made in previous years in accordance with the original terms of such option grants.

      The following relates to options outstanding at December 31, 2000:

                                Options Outstanding                                              Options Exercisable
------------------------------------------------------------------------------------    ---------------------------------------
                                            Weighted Average
                                                Remaining
       Range of              Shares         Contractual Life     Weighted Average            Shares         Weighted Average
    Exercise Price       (in thousands)        (in years)         Exercise Price         (in thousands)      Exercise Price
    --------------       --------------        ----------         --------------         --------------      --------------
   $10.51 - $22.56            1,357                6.5               $  15.52                  1,285             $  15.36
   $25.84 - $38.31            2,726                8.7                  27.22                    524                26.91
   $57.06 - $67.81              396                9.4                  60.21                     --                   --
   $70.31 - $99.63               24                9.6                  79.05                     --                   --
  $100.25 - $112.56              57                9.6                 104.50                     --                   --
  $117.75 - $135.50              63                9.9                 127.09                     --                   --

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

      The following summarizes the activity relative to incentive stock awards granted in 2000, 1999 and 1998 (shares in thousands):

                                                                   2000       1999       1998
                                                                   ------     ------     ------
Incentive shares, beginning of year .........................       568        370        422
Incentive shares granted ....................................       460        555        359
Incentive shares vested .....................................      (112)      (348)       (33)
Incentive shares forfeited and canceled .....................       (22)        (9)      (378)
                                                                   ----       ----        ---
Incentive shares, end of year ...............................       894        568        370
                                                                   ====       ====        ===

Weighted average fair value of incentive shares at grant date      $47.08     $23.90     $16.06

      The balance of the incentive stock awards at December 31, 2000 are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period.

      Employee Stock Purchase Plan

      Under the Company's Employee Stock Purchase Plan ("ESPP"), substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics' common stock. The purchase price of the stock is 85% of the lower of its beginning-of-quarter or end-of-quarter market price. Under the ESPP, the maximum number of shares of Quest Diagnostics' common stock which may be purchased by eligible employees is 2 million. Approximately 231, 206, and 232 thousand shares of common stock were purchased by eligible employees in 2000, 1999 and 1998, respectively.

      Employee Stock Ownership Plan

      Prior to 1999, the Company maintained its Employee Stock Ownership Plan ("ESOP") to account for certain shares of Quest Diagnostics' common stock which had been issued for the account of all active regular employees of the Company as of December 31, 1996. Effective with the closing of the SBCL acquisition, the Company modified certain provisions of the ESOP to provide an additional benefit to employees through ownership of the Company's common stock. Substantially all of the Company's employees are eligible to participate in the ESOP. The Company's contributions to the ESOP trust are based on 2% of eligible employee compensation for those employees who are actively employed or on a leave of absence on December 31 of each year. Company contributions to the trust may be in the form of shares of Quest Diagnostics' common stock, cash or any combination of the above. The Company's contributions to this plan aggregated $21.0 million and $7.5 million for 2000 and 1999, respectively. No contributions were made to the plan in 1998.

      Stock-Based Compensation

      Quest Diagnostics has adopted the disclosure-only provisions of SFAS 123, but follows APB 25 and related interpretations to account for its stock-based compensation plans. Stock-based compensation expense recorded in accordance with APB 25 was $24.6 million, $26.5 million, and $2.1 million in 2000, 1999 and 1998, respectively. As discussed in Note 7, for the year ended December 31, 1999, the provisions for restructuring and other special charges included approximately $20 million of stock-based compensation expense.

      If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under its stock-based compensation plans, consistent with the method prescribed by SFAS 123, the Company's net income (loss) would have been $81.6 million, $(11.5) million, and $21.4 million for 2000, 1999 and 1998, respectively. Basic net income (loss) per common share would have been $1.82 per common share, $(0.33) per common share, and $0.72 per common share for 2000, 1999 and 1998, respectively. Diluted net income (loss) per common share would have been $1.73 per common share, $(0.33) per common share, and $0.71 per common share for 2000, 1999 and 1998, respectively.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         2000         1999         1998
                                         ----         ----         ----
Dividend yield .....................      0.0%         0.0%         0.0%
Risk-free interest rate ............      6.5%         5.8%         5.3%
Expected volatility ................     43.7%        46.8%        42.0%
Expected holding period, in years ..        5            5            5

15. EMPLOYEE RETIREMENT PLANS

      Defined Contribution Plan

      The Company maintains a defined contribution plan covering substantially all of its employees. The Company's expense for its contributions to this plan aggregated $29.0 million, $18.3 million, and $15.5 million for 2000, 1999 and 1998, respectively.

16. RELATED PARTY TRANSACTIONS

      As part of the SBCL acquisition agreements, SmithKline Beecham and Quest Diagnostics entered into the following agreements: a long term contract under which Quest Diagnostics is the primary provider of testing to support SmithKline Beecham's clinical trials testing requirements worldwide (the "Clinical Trials Agreement"); data access agreements under which Quest Diagnostics granted SmithKline Beecham and certain affiliated companies certain non-exclusive rights and access to use Quest Diagnostics' proprietary clinical laboratory information database (the "Data Access Agreements"); and an agreement under which SmithKline Beecham agreed to provide, through December 31, 2000, various administrative services that it had previously provided to SBCL prior to its acquisition by Quest Diagnostics (the "Transitional Services Agreement").

      Significant transactions with SmithKline Beecham during 2000 and 1999 included (in addition to the acquisition of SBCL during 1999):

                                                           2000         1999
                                                          -------      -------
Clinical trials testing revenues ...................      $31,334      $10,261
Revenues under Data Access Agreements ..............          650           --
Purchases, primarily related to services rendered by
  SmithKline Beecham under the Transitional Services
  Agreement ........................................       15,901        4,577

      In addition, under the SBCL acquisition agreements, SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after tax basis, against certain matters primarily related to taxes and billing and professional liability claims (see Note 17).

      At December 31, 2000 and 1999, net amounts due from SmithKline Beecham totaled $58.6 million and $46.0 million, respectively; $44.5 million and $18.0 million, respectively, was classified in prepaid expenses and other current assets at December 31, 2000 and 1999; and $14.1 million and $28.0 million, respectively, was classified in other assets at December 31, 2000 and 1999.

      At December 31, 2000 and 1999, the amount due from Corning, classified in prepaid expenses and other current assets, was $8.1 million and $14.0 million, respectively. The receivable from Corning was decreased in 2000, 1999 and 1998 by $5.9 million, $2.0 million, and $0.7 million, respectively, through an adjustment to additional paid-in capital, based on management's best estimate of amounts which are probable of being received from Corning to satisfy the

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

remaining indemnified government claims. In January 2001, the Company received $8.1 million from Corning related to certain indemnified government claims settled in December 2000 (see Note 17).

17. COMMITMENTS AND CONTINGENCIES

      Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect at December 31, 2000 are as follows:

        Year ending December 31,
        2001.............................................     $  70,821
        2002.............................................        56,742
        2003.............................................        42,902
        2004.............................................        30,103
        2005.............................................        23,745
        2006 and thereafter..............................        58,672
                                                              ---------
        Minimum lease payments...........................       282,985
        Noncancelable sub-lease income...................       (36,254)
                                                              ---------
        Net minimum lease payments.......................     $ 246,731
                                                              =========

      Operating lease rental expense for 2000, 1999 and 1998 aggregated $76.5 million, $59.1 million, and $46.3 million, respectively.

      The Company is substantially self-insured for all casualty losses and maintains excess coverage primarily on a claims made basis. The basis for insurance reserves at December 31, 2000 and 1999 is the actuarially determined projected losses for each program (limited by its self-insured retention) based upon the Company's loss experience.

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

      In March 1997, a former subsidiary of Damon Corporation ("Damon"), an independent clinical laboratory acquired by Corning and contributed to Quest Diagnostics in 1993, was served a complaint in a purported class action. Quest Diagnostics was added to the complaint by the plaintiffs in August 1999. The complaint asserted claims relating to private reimbursement of billings that were similar to those that were part of a prior government settlement. The Company entered into a settlement agreement which received the final approval of the court on July 14, 2000. The final settlement releases the Company and all of its subsidiaries, other than SBCL, from potential private claims related to the reimbursement of billings that were the subject of the lawsuit. During the second quarter of 2000, the Company recorded a reduction in reserves attributable to the favorable resolution of this matter (see Note 7).

      In December 2000, the Company entered into a settlement agreement with the federal government and certain state government healthcare programs for approximately $13 million, primarily relating to prior billing and marketing practices at several former facilities of Nichols Institute that occurred prior to the Company's acquisition of Nichols Institute.

      In April 1998, the Company entered into a settlement agreement with the U.S. Attorney's Office in Baltimore for approximately $7 million related to the billing of certain tests performed for which the Company had incomplete or missing order forms from the physician. The occurrence of this practice was relatively rare and was engaged in primarily to preserve the integrity of test results from specimens subject to rapid deterioration. In August 1998, the Company entered into a settlement agreement with the Office of Inspector General of the Department of Health and Human

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

Services for approximately $15 million related to overcharges for medically unnecessary testing for end stage renal dialysis patients.

      The settlements do not constitute an admission with respect to any issue arising from these actions. These settlements were covered by the indemnification from Corning discussed below and were fully reserved for.

      Corning has agreed to indemnify the Company against all monetary settlements for any governmental claims relating to the billing practices of the Company and its predecessors based on investigations that were pending on December 31, 1996. Corning also agreed to indemnify the Company in respect of private claims relating to indemnified or previously settled government claims that alleged overbillings by Quest Diagnostics or any of its existing subsidiaries for services provided before January 1, 1997. Corning will indemnify Quest Diagnostics in respect of private claims for 50% of the aggregate of all judgment or settlement payments made by December 31, 2001 that exceed $42 million. The 50% share will be limited to a total amount of $25 million and will be reduced to take into account any deductions or tax benefits realized by Quest Diagnostics. At December 31, 2000 and 1999, the receivable from Corning, which was classified in prepaid expenses and other current assets, totaled $8.1 million and $14.0 million, respectively. The receivable from Corning represented management's best estimate of amounts which are probable of being received from Corning to satisfy the remaining indemnified governmental claims on an after-tax basis. In accordance with the indemnity described above, the Company received $8.1 million from Corning in January 2001 in connection with the Nichols Institute settlement which is discussed above.

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

      SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after-tax basis, against monetary payments for governmental claims or investigations relating to the billing practices of SBCL that had been settled before or were pending as of the closing date of the SBCL acquisition. SmithKline Beecham has also agreed to indemnify Quest Diagnostics, on an after-tax basis, against monetary payments to private payers, relating to or arising out of the governmental claims. The indemnification with respect to governmental claims is for 100% of those claims. SmithKline Beecham will indemnify Quest Diagnostics, in respect of private claims for: 100% of those claims, up to an aggregate amount of $80 million; 50% of those claims to the extent the aggregate amount exceeds $80 million but is less than $130 million; and 100% of such claims to the extent the aggregate amount exceeds $130 million. The indemnification also covers 80% of out-of-pocket costs and expenses relating to investigations of the claims indemnified against by SmithKline Beecham. SmithKline Beecham has also agreed to indemnify the Company with respect to pending actions relating to a former SBCL employee that at times reused certain needles when drawing blood from patients. In addition, SmithKline Beecham has agreed to indemnify the Company against all monetary payments relating to professional liability claims of SBCL for services provided prior to the closing of the SBCL acquisition.

      Amounts due from SmithKline Beecham at December 31, 2000 related to indemnified billing, professional liability and other claims discussed above, totaled approximately $58 million and represented management's best estimate of the amounts which are probable of being received from SmithKline Beecham to satisfy the indemnified claims on an after-tax basis. The estimated reserves and related amounts due from SmithKline Beecham are subject to change as additional information regarding the outstanding claims is gathered and evaluated.

      At December 31, 2000 recorded reserves, relating primarily to billing claims including those indemnified by Corning and SmithKline Beecham, approximated $88 million, including $2 million in other long-term liabilities. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

18. SUBSEQUENT EVENTS

      On February 1, 2001, the Company acquired the assets of Clinical Laboratories of Colorado, LLC for $47 million which included $4 million under non-competition agreements. In connection with the transaction, Quest Diagnostics also entered into a laboratory services agreement with Centura Health, under which it will manage five rapid turnaround laboratories in the Denver metropolitan area.

      On February 21, 2001, the Board of Directors approved a two-for-one stock split of the Company's common stock, subject to stockholder approval of an increase in the number of common shares authorized from 100 million shares to 300 million shares. The stock split will be effected by the issuance on May 31, 2001, of a stock dividend of one new share of common stock for each share of common stock held by stockholders of record on May 16, 2001. All references to the number of common shares and per common share amounts, including earnings per common share calculations, have not been restated to reflect this proposed stock dividend, since the stock dividend is contingent upon stockholder approval.

19. SUMMARIZED FINANCIAL INFORMATION

      The Notes described in Note 12 are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by substantially all of the Company's wholly-owned, domestic subsidiaries ("Subsidiary Guarantors"). With the exception of Quest Diagnostics Receivables Incorporated (see paragraphs below), the non-guarantor subsidiaries are foreign and less than wholly-owned subsidiaries.

      In conjunction with the Receivables Financing described in Note 12, the Company formed a new wholly-owned non-guarantor subsidiary, Quest Diagnostics Receivables Incorporated ("QDRI"). The Company and the Subsidiary Guarantors transferred all private domestic receivables (principally excluding receivables due from Medicare, Medicaid and other Federal programs and receivables due from customers of its joint ventures) to QDRI. QDRI utilized the transferred receivables to collateralize the Receivables Financing obtained through Blue Ridge Asset Funding Corporation.

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

      The following condensed consolidating financial data illustrates the composition of the combined guarantors. It reflects the impact of the Receivables Financing as discussed above beginning with the third quarter of 2000, the addition of SBCL as a Subsidiary Guarantor for periods subsequent to the closing of the acquisition during the third quarter of 1999 (see Note 3) and the formation of two joint ventures in 1998 that are non-guarantor subsidiaries. The Company believes that separate complete financial statements of the respective guarantors would not provide additional material information which would be useful in assessing the financial composition of the Subsidiary Guarantors.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

Condensed Consolidating Balance Sheet
December 31, 2000

                                                                  Subsidiary     Non-Guarantor
                                                    Parent        Guarantors     Subsidiaries    Eliminations     Consolidated
                                                    ------        ----------     ------------    ------------     ------------
Assets
------
Current assets:
Cash and cash equivalents .....................  $        --      $  163,863      $     7,614     $        --     $   171,477
Accounts receivable, net ......................        6,159          29,548          449,866              --         485,573
Other current assets ..........................      191,693         129,881            9,030          (6,965)        323,639
                                                 -----------      ----------      -----------     -----------     -----------
   Total current assets .......................      197,852         323,292          466,510          (6,965)        980,689
Property, plant and equipment, net ............      121,159         316,630           12,067              --         449,856
Intangible assets, net ........................       72,514       1,180,341            8,748              --       1,261,603
Intercompany receivable (payable) .............      (78,538)        253,994         (175,456)             --              --
Investment in subsidiaries ....................    1,031,135              --               --      (1,031,135)             --
Other assets ..................................       66,623          71,692           34,073              --         172,388
                                                 -----------      ----------      -----------     -----------     -----------
   Total assets ...............................  $ 1,410,745      $2,145,949      $   345,942     $(1,038,100)    $ 2,864,536
                                                 ===========      ==========      ===========     ===========     ===========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
Accounts payable and accrued expenses .........  $   247,558      $  418,147      $    30,842     $    (6,965)    $   689,582
Short-term borrowings and current portion of
  long-term debt ..............................          837           8,215          256,356              --         265,408
                                                 -----------      ----------      -----------     -----------     -----------
   Total current liabilities ..................      248,395         426,362          287,198          (6,965)        954,990
Long-term debt ................................       95,711         661,340            3,654              --         760,705
Other liabilities .............................       34,844          71,159           11,043              --         117,046
Preferred stock ...............................        1,000              --               --              --           1,000
Common stockholders' equity ...................    1,030,795         987,088           44,047      (1,031,135)      1,030,795
                                                 -----------      ----------      -----------     -----------     -----------
   Total liabilities and stockholders' equity .  $ 1,410,745      $2,145,949      $   345,942     $(1,038,100)    $ 2,864,536
                                                 ===========      ==========      ===========     ===========     ===========

Condensed Consolidating Balance Sheet
December 31, 1999

                                                                  Subsidiary     Non-Guarantor
                                                    Parent        Guarantors     Subsidiaries    Eliminations     Consolidated
                                                    ------        ----------     ------------    ------------     ------------
Assets
------
Current assets:
Cash and cash equivalents...................      $        --      $    18,864     $     8,420      $       --      $    27,284
Accounts receivable, net....................           68,941          455,503          14,812              --          539,256
Other current assets........................          113,539          185,438           7,144              --          306,121
                                                  -----------      -----------     -----------      ----------      -----------
   Total current assets.....................          182,480          659,805          30,376              --          872,661
Property, plant and equipment, net..........          111,411          302,268          14,299              --          427,978
Intangible assets, net......................          161,438        1,274,202             242              --        1,435,882
Intercompany receivable (payable)...........          (43,291)          56,798         (13,507)             --               --
Investment in subsidiaries..................          853,865               --              --        (853,865)              --
Other assets................................           11,850          106,952          23,158              --          141,960
                                                  -----------      -----------     -----------      ----------      -----------
   Total assets.............................      $ 1,277,753      $ 2,400,025     $    54,568      $ (853,865)     $ 2,878,481
                                                  ===========      ===========     ===========      ==========      ===========

Liabilities and Stockholders' Equity
-----------------------------------
Current liabilities:
Accounts payable and accrued expenses.......      $   192,679      $   449,372     $    13,758      $       --      $   655,809
Current portion of long-term debt...........            4,635           40,369             431              --           45,435
                                                  -----------      -----------     -----------      ----------      -----------
   Total current liabilities................          197,314          489,741          14,189              --          701,244
Long-term debt..............................          176,601          991,396           3,445              --        1,171,442
Other liabilities...........................           40,776           92,870           9,087              --          142,733
Preferred stock.............................            1,000               --              --              --            1,000
Common stockholders' equity.................          862,062          826,018          27,847        (853,865)         862,062
                                                  -----------      -----------     -----------      ----------      -----------
   Total liabilities and stockholders'equity      $ 1,277,753      $ 2,400,025     $    54,568      $ (853,865)     $ 2,878,481
                                                  ===========      ===========     ===========      ==========      ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2000

                                                                  Subsidiary     Non-Guarantor
                                                    Parent        Guarantors     Subsidiaries    Eliminations     Consolidated
                                                    ------        ----------     ------------    ------------     ------------
Net revenues ............................        $   520,198      $ 2,773,568     $   274,987     $  (147,591)    $ 3,421,162

Costs and expenses:
   Cost of services .....................            348,227        1,621,667          86,343              --       2,056,237
   Selling, general and administrative ..            233,409          638,534         139,993         (10,493)      1,001,443
   Interest, net ........................             38,436          195,614          16,140        (137,098)        113,092
   Amortization of intangible assets ....              4,153           41,005             507              --          45,665
   Provisions for restructuring and other
     special charges ....................              2,594           (4,134)          3,640              --           2,100
   Royalty (income) expense .............            (94,959)          94,959              --              --              --
   Other, net ...........................             (1,806)            (322)          3,772              --           1,644
                                                 -----------      -----------     -----------     -----------     -----------
     Total ..............................            530,054        2,587,323         250,395        (147,591)      3,220,181
                                                 -----------      -----------     -----------     -----------     -----------
Income (loss) before taxes and
   extraordinary loss ...................             (9,856)         186,245          24,592              --         200,981
Income tax expense (benefit) ............               (619)          86,196          10,456              --          96,033
                                                 -----------      -----------     -----------     -----------     -----------
Income (loss) before equity earnings and
   extraordinary loss ...................             (9,237)         100,049          14,136              --         104,948
Equity income from subsidiaries .........            111,512               --              --        (111,512)             --
                                                 -----------      -----------     -----------     -----------     -----------
Income before extraordinary loss ........            102,275          100,049          14,136        (111,512)        104,948
Extraordinary loss, net of taxes ........               (223)          (2,673)             --              --          (2,896)
                                                 -----------      -----------     -----------     -----------     -----------
Net income ..............................        $   102,052      $    97,376     $    14,136     $  (111,512)    $   102,052
                                                 ===========      ===========     ===========     ===========     ===========

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 1999

                                                                  Subsidiary     Non-Guarantor
                                                    Parent        Guarantors     Subsidiaries    Eliminations     Consolidated
                                                    ------        ----------     ------------    ------------     ------------
Net revenues ...............................     $   636,778      $ 1,475,064     $    93,401     $        --      $ 2,205,243

Costs and expenses:
   Cost of services ........................         407,908          915,438          56,643              --        1,379,989
   Selling, general and administrative .....         232,558          380,237          30,645              --          643,440
   Interest, net ...........................           9,508           51,456             486              --           61,450
   Amortization of intangible assets .......           7,307           22,103             374              --           29,784
   Provisions for restructuring and other
     special charges .......................          62,496            8,137           2,752              --           73,385
   Royalty (income) expense ................         (71,678)          71,678              --              --               --
   Other, net ..............................          (3,245)            (230)          6,286              --            2,811
                                                 -----------      -----------     -----------     -----------      -----------
     Total .................................         644,854        1,448,819          97,186              --        2,190,859
                                                 -----------      -----------     -----------     -----------      -----------
Income (loss) before taxes and extraordinary
   loss ....................................          (8,076)          26,245          (3,785)             --           14,384
Income tax expense(benefit) ................          (4,524)          18,461           1,721              --           15,658
                                                 -----------      -----------     -----------     -----------      -----------
Income (loss) before equity earnings and
   extraordinary loss ......................          (3,552)           7,784          (5,506)             --           (1,274)
Equity earnings from subsidiaries ..........           2,278               --              --          (2,278)              --
                                                 -----------      -----------     -----------     -----------      -----------
Income (loss) before extraordinary loss ....          (1,274)           7,784          (5,506)         (2,278)          (1,274)
Extraordinary loss, net of taxes ...........          (2,139)              --              --              --           (2,139)
                                                 -----------      -----------     -----------     -----------      -----------
Net income (loss) ..........................     $    (3,413)     $     7,784     $    (5,506)    $    (2,278)     $    (3,413)
                                                 ===========      ===========     ===========     ===========      ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 1998

                                                                  Subsidiary     Non-Guarantor
                                                    Parent        Guarantors     Subsidiaries    Eliminations     Consolidated
                                                    ------        ----------     ------------    ------------     ------------
Net revenues .........................           $  594,544       $  828,119      $   35,944      $       --      $1,458,607

Costs and expenses:
   Cost of services ..................              365,065          510,945          20,783              --         896,793
   Selling, general and administrative              239,329          196,984           9,572              --         445,885
   Interest, net .....................                8,608           24,190             605              --          33,403
   Amortization of intangible assets .                7,538           13,766             393              --          21,697
   Royalty (income) expense ..........              (73,138)          73,138              --              --              --
   Other, net ........................                 (219)               6           7,181              --           6,968
                                                 ----------       ----------      ----------      ----------      ----------
     Total ...........................              547,183          819,029          38,534              --       1,404,746
                                                 ----------       ----------      ----------      ----------      ----------
Income (loss) before taxes ...........               47,361            9,090          (2,590)             --          53,861
Income tax expense (benefit) .........               18,961            9,248          (1,233)             --          26,976
Equity loss from subsidiaries ........               (1,515)              --              --           1,515              --
                                                 ----------       ----------      ----------      ----------      ----------
Net income (loss) ....................           $   26,885       $     (158)     $   (1,357)     $    1,515      $   26,885
                                                 ==========       ==========      ==========      ==========      ==========

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2000

                                                                Subsidiary     Non-Guarantor
                                                    Parent      Guarantors     Subsidiaries    Eliminations     Consolidated
                                                    ------      ----------     ------------    ------------     ------------
Cash flows from operating activities:
Net income .................................     $  102,052      $   97,376      $   14,136      $ (111,512)     $  102,052
Extraordinary loss, net of taxes ...........            223           2,673              --              --           2,896
Adjustments to reconcile net income to net
cash provided by (used in) operating
activities:
   Depreciation and amortization ...........         30,447          99,234           4,615              --         134,296
   Provision for doubtful accounts .........         14,333         117,927         102,434              --         234,694
   Provisions for restructuring and other
     special charges .......................          2,594          (4,134)          3,640              --           2,100
   Other, net ..............................        (96,318)        140,905          15,850           3,273          63,710
   Changes in operating assets and
     liabilities ...........................         73,941        (168,296)       (184,177)        108,239        (170,293)
                                                 ----------      ----------      ----------      ----------      ----------
Net cash provided by (used in) operating
   activities ..............................        127,272         285,685         (43,502)             --         369,455
Net cash provided by (used in) investing
   activities ..............................         89,886         (66,325)         (4,948)        (66,628)        (48,015)
Net cash provided by (used in) financing
   activities ..............................       (217,158)        (74,361)         47,644          66,628        (177,247)
                                                 ----------      ----------      ----------      ----------      ----------
Net change in cash and cash equivalents ....             --         144,999            (806)             --         144,193
Cash and cash equivalents, beginning of year             --          18,864           8,420              --          27,284
                                                 ----------      ----------      ----------      ----------      ----------
Cash and cash equivalents, end of year .....     $       --      $  163,863      $    7,614      $       --      $  171,477
                                                 ==========      ==========      ==========      ==========      ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                (dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 1999

                                                                Subsidiary    Non-Guarantor
                                                    Parent      Guarantors    Subsidiaries    Eliminations     Consolidated
                                                    ------      ----------    ------------    ------------     ------------
Net income (loss) ............................    $    (3,413)  $     7,784   $    (5,506)    $    (2,278)     $    (3,413)
Extraordinary loss, net of taxes .............          2,139            --            --              --            2,139
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
   Depreciation and amortization .............         32,083        55,020         3,732              --           90,835
   Provision for doubtful accounts ...........         36,121       101,762         4,450              --          142,333
   Provisions for restructuring and other
      special charges ........................         62,496         8,137         2,752              --           73,385
   Other, net ................................        (15,039)       (8,954)        3,737           2,278          (17,978)
   Changes in operating assets and liabilities        (53,317)       11,821         3,730              --          (37,766)
                                                  -----------   -----------   -----------     -----------      -----------
Net cash provided by operating activities ....         61,070       175,570        12,895              --          249,535
Net cash used in investing activities ........     (1,068,476)      (30,099)       (9,415)             --       (1,107,990)
Net cash provided by (used in) financing
   activities ................................        816,800      (134,813)          844              --          682,831
                                                  -----------   -----------   -----------     -----------      -----------
Net change in cash and cash equivalents ......       (190,606)       10,658         4,324              --         (175,624)
Cash and cash equivalents, beginning of year          190,606         8,206         4,096              --          202,908
                                                  -----------   -----------   -----------     -----------      -----------
Cash and cash equivalents, end of year .......    $        --   $    18,864   $     8,420     $        --      $    27,284
                                                  ===========   ===========   ===========     ===========      ===========

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 1998

                                                                Subsidiary    Non-Guarantor
                                                    Parent      Guarantors    Subsidiaries    Eliminations     Consolidated
                                                    ------      ----------    ------------    ------------     ------------
Net income (loss) ............................    $    26,885   $      (158)  $    (1,357)    $     1,515      $    26,885
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating
activities:
   Depreciation and amortization .............         31,749        35,339         1,757              --           68,845
   Provision for doubtful accounts ...........         48,246        39,935         1,247              --           89,428
   Other, net ................................         29,691        (7,390)        2,536          (1,515)          23,322
   Changes in operating assets and liabilities         (9,672)      (50,640)       (6,786)             --          (67,098)
                                                  -----------   -----------   -----------     -----------      -----------
Net cash provided by (used in) operating
   activities ................................        126,899        17,086        (2,603)             --          141,382
Net cash used in investing activities ........        (20,194)      (17,124)       (2,402)             --          (39,720)
Net cash provided by (used in) financing
   activities ................................        (39,151)      (27,283)        6,019              --          (60,415)
                                                  -----------   -----------   -----------     -----------      -----------
Net change in cash and cash equivalents ......         67,554       (27,321)        1,014              --           41,247
Cash and cash equivalents, beginning of year          123,052        35,527         3,082              --          161,661
                                                  -----------   -----------   -----------     -----------      -----------
Cash and cash equivalents, end of year .......    $   190,606   $     8,206   $     4,096     $        --      $   202,908
                                                  ===========   ===========   ===========     ===========      ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      (in thousands, except per share data)
                     Quarterly Operating Results (unaudited)

                                                     First           Second           Third             Fourth          Total
                                                    Quarter          Quarter          Quarter          Quarter           Year
                                                    -------          -------          -------          -------           ----
2000
----
Net revenues ................................     $   857,479      $   877,113      $   850,236      $   836,334      $ 3,421,162
Gross profit ................................         328,442          356,676          345,494          334,313        1,364,925
Income before taxes and extraordinary loss ..          35,196           58,213(a)        54,019           53,553          200,981
Extraordinary loss ..........................              --               --               --           (2,896)(b)       (2,896)
Net income ..................................          17,809           30,168           28,712           25,363          102,052

Basic net income per common share:
Income before extraordinary loss ............            0.40             0.68             0.64             0.62             2.34
Net income ..................................            0.40             0.68             0.64             0.56             2.28

Diluted net income per common share:
Income before extraordinary loss ...........             0.39             0.64             0.60             0.59             2.22
Net income ..................................            0.39             0.64             0.60             0.53             2.16

1999 (c)
--------
Net revenues ................................     $   381,841      $   394,034      $   614,842      $   814,526      $ 2,205,243
Gross profit ................................         144,433          157,963          228,752          294,106          825,254
Income (loss) before taxes and extraordinary loss      14,078           24,507           (5,559)(d)      (18,642)(d)       14,384
Extraordinary loss ..........................              --               --           (2,139)(e)           --           (2,139)
Net income (loss) ...........................           7,433           13,087           (9,396)         (14,537)          (3,413)

Basic net income (loss) per common share:
Income (loss) before extraordinary loss .....            0.25             0.44            (0.20)           (0.33)           (0.04)
Net income (loss)............................            0.25             0.44            (0.26)           (0.33)           (0.10)

Diluted net income (loss) per common share
Income (loss) before extraordinary loss .....            0.24             0.43            (0.20)           (0.33)           (0.04)
Net income (loss) ...........................            0.24             0.43            (0.26)           (0.33)           (0.10)

(a) During the second quarter of 2000, the Company recorded a net special charge of $2.1 million (see Note 7).

(b) During the fourth quarter of 2000, the Company prepaid $155.0 million of term loans under its Credit Agreement. The extraordinary loss recorded in the fourth quarter of 2000 represented $4.8 million ($2.9 million, net of tax) of deferred financing costs which were written-off in connection with the prepayment of the term loans (see Note 8).

(c) On August 16, 1999, Quest Diagnostics completed the acquisition of SBCL. The quarterly operating results include the results of operations of SBCL subsequent to the closing of the acquisition (see Note 3).

(d) During the third and fourth quarters of 1999, the Company recorded provisions for restructuring and other special charges totaling $30.3 million and $43.1 million, respectively, principally incurred in connection with the acquisition and planned integration of SBCL (see Note
      7).

(e) In conjunction with the acquisition of SBCL, the Company repaid the entire amount outstanding under its then existing credit agreement. The extraordinary loss recorded in the third quarter of 1999 represented $3.6 million ($2.1 million, net of tax) of deferred financing costs which were written-off in connection with the extinguishment of the credit agreement (see Note 8).

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                  SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
                                 (in thousands)

                                                  Balance at       Provision for       Net Deductions        Balance at
                                                    1-1-00       Doubtful Accounts       and Other            12-31-00
                                                    ------       -----------------       ---------            --------
Year ended December 31, 2000
   Doubtful accounts and allowances ...........    $121,550           $  234,694         $ 235,886           $ 120,358

                                                  Balance at       Provision for       Net Deductions        Balance at
                                                    1-1-99       Doubtful Accounts       and Other            12-31-99
                                                    ------       -----------------       ---------            --------
Year ended December 31, 1999
   Doubtful accounts and allowances ..........     $ 70,701           $  142,333         $  91,484           $ 121,550

                                                  Balance at       Provision for       Net Deductions        Balance at
                                                    1-1-98       Doubtful Accounts       and Other            12-31-98
                                                    ------       -----------------       ---------            --------
Year ended December 31, 1998
   Doubtful accounts and allowances ...........      89,870               89,428           108,597              70,701