Form 10-Q
period 2001-03-31
QUEST DIAGNOSTICS INC
filed 2001-05-03
CIK 1022079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2001
                         Commission file number 1-12215

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


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes     X        No  ______
    ---------

As of April 23, 2001, there were outstanding 46,986,279 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Index to consolidated financial statements filed as part of this report:

                                                                                               Page
       Consolidated Statements of Operations for the
       Three Months Ended March 31, 2001 and 2000                                                 2

       Consolidated Balance Sheets as of
       March 31, 2001 and December 31, 2000                                                       3

       Consolidated Statements of Cash Flows for the
       Three Months Ended March 31, 2001 and 2000                                                 4

       Notes to Consolidated Financial Statements                                                 5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

       Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                    16


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations"

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                    2001                 2000
                                                    ----                 ----
NET REVENUES                                      $ 882,553            $ 857,479
                                                  ---------            ---------

COSTS AND EXPENSES:
   Cost of services ........................        529,065              529,037
   Selling, general and administrative .....        252,802              249,835
   Interest, net ...........................         22,700               29,763
   Amortization of intangible assets .......         11,100               11,940
   Minority share of income ................          1,116                2,136
   Other, net ..............................            298                 (428)
                                                  ---------            ---------
     Total .................................        817,081              822,283
                                                  ---------            ---------
INCOME BEFORE TAXES ........................         65,472               35,196
INCOME TAX EXPENSE .........................         29,724               17,387
                                                  ---------            ---------
NET INCOME .................................      $  35,748            $  17,809
                                                  =========            =========

BASIC NET INCOME PER COMMON SHARE ..........      $    0.78            $    0.40

DILUTED NET INCOME PER COMMON SHARE ........      $    0.74            $    0.39

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC .....................         45,945               44,131

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED ...................         48,310               45,616


The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2001 AND DECEMBER 31, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                            MARCH 31,              DECEMBER 31,
                                                                                              2001                    2000
                                                                                              ----                    ----
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents ........................................................      $   120,730             $   171,477
   Accounts receivable, net of allowance of $130,164 and  $120,358 at
     March 31, 2001 and December 31, 2000, respectively .............................          509,272                 485,573
   Inventories ......................................................................           45,161                  44,274
   Deferred taxes on income .........................................................          185,533                 188,483
   Prepaid expenses and other current assets ........................................           92,118                  90,882
                                                                                           -----------             -----------
     Total current assets ...........................................................          952,814                 980,689
PROPERTY, PLANT AND EQUIPMENT, NET ..................................................          473,064                 449,856
INTANGIBLE ASSETS, NET ..............................................................        1,297,679               1,261,603
DEFERRED TAXES ON INCOME ............................................................           50,457                  42,622
OTHER ASSETS ........................................................................          129,221                 129,766
                                                                                           -----------             -----------
TOTAL ASSETS ........................................................................      $ 2,903,235             $ 2,864,536
                                                                                           ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses ............................................      $   654,989             $   689,582
   Short-term borrowings and current portion of long-term debt ......................          265,030                 265,408
                                                                                           -----------             -----------
     Total current liabilities ......................................................          920,019                 954,990
LONG-TERM DEBT ......................................................................          758,481                 760,705
OTHER LIABILITIES ...................................................................          124,519                 117,046
COMMITMENTS AND CONTINGENCIES
PREFERRED STOCK .....................................................................            1,000                   1,000
COMMON STOCKHOLDERS' EQUITY:
     Common stock, par value $0.01 per share; 100,000 shares authorized; 46,876 and 46,541 shares issued at March 31, 2001 and
     December 31, 2000, respectively ................................................              469                     465
   Additional paid-in capital .......................................................        1,626,116               1,591,976
   Accumulated deficit ..............................................................         (489,392)               (525,111)
   Unearned compensation ............................................................          (28,243)                (31,077)
   Accumulated other comprehensive loss .............................................           (9,734)                 (5,458)
                                                                                           -----------             -----------
     Total common stockholders' equity ..............................................        1,099,216               1,030,795
                                                                                           -----------             -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................................      $ 2,903,235             $ 2,864,536
                                                                                           ===========             ===========

The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                 2001              2000
                                                                 ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................    $  35,748         $  17,809
Adjustments to reconcile net income
to net cash provided by operating activities:
   Depreciation and amortization .........................       34,265            33,185
   Provision for doubtful accounts .......................       55,283            62,646
   Deferred income tax benefit ...........................       (2,743)           (4,161)
   Minority share of income ..............................        1,116             2,136
   Stock compensation expense ............................        6,933             3,455
   Other, net ............................................        2,370               521
   Changes in operating assets and liabilities:
     Accounts receivable .................................      (78,982)          (76,657)
     Accounts payable and accrued expenses ...............      (28,622)          (18,687)
     Integration, settlement and other special charges ...      (14,215)           (6,313)
     Other assets and liabilities, net ...................       29,578            19,223
                                                              ---------         ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ................       40,731            33,157
                                                              ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisition .....................................      (47,216)             (925)
Capital expenditures .....................................      (43,615)          (17,613)
Proceeds from disposition of assets ......................          763               666
Increase in investments ..................................         (200)           (2,605)
                                                              ---------         ---------
NET CASH USED IN INVESTING ACTIVITIES ....................      (90,268)          (20,477)
                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt .............................       (2,601)          (11,248)
Distributions to minority partners .......................       (1,161)           (1,414)
Exercise of stock options ................................        3,101             1,331
Preferred stock dividends paid ...........................         (118)              (29)
Other ....................................................         (431)             (117)
                                                              ---------         ---------
NET CASH USED IN FINANCING ACTIVITIES ....................       (1,210)          (11,477)
                                                              ---------         ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ..................      (50,747)            1,203
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .............      171,477            27,284
                                                              ---------         ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .................    $ 120,730         $  28,487
                                                              =========         =========

CASH PAID DURING THE PERIOD FOR:
Interest .................................................    $  19,978         $  25,529
Income taxes .............................................        1,309             2,953

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

         Basis of Presentation

         The interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit and are subject to year-end adjustments. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2000.

         Earnings Per Share

         Basic net income per common share is calculated by dividing net income, less preferred stock dividends (approximately $30 per quarter), by the weighted average number of common shares outstanding. Diluted net income per common share is calculated by dividing net income, less preferred stock dividends, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include outstanding stock options and restricted common shares granted under the Company's Employees Equity Participation Program. These dilutive securities increased the weighted average number of common shares outstanding by 2.4 million shares and 1.5 million shares, respectively, for the three months ended March 31, 2001 and 2000.

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

         The Company's credit agreement requires the Company to mitigate the risk of changes in interest rates associated with its variable interest rate indebtedness through the use of interest rate swap agreements. Under such arrangements, the Company converts a portion of its variable rate indebtedness to fixed rates based on a notional principal amount. The settlement dates are correlated to correspond to the interest payment dates of the hedged debt. At both March 31, 2001 and December 31, 2000, the aggregate notional principal amount under interest rate swap

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


agreements, at a weighted average fixed interest rate of 6.2%, totaled approximately $410 million. The interest rate swap agreements mature at various dates through November 2002.

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", under which SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (2001 for the Company). In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which addresses a limited number of issues causing implementation difficulties for entities applying SFAS 133. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Effective January 1, 2001, the Company adopted SFAS 133, as amended.

         The Company's interest rate swap agreements are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments of the Company's variable rate debt obligations. Accordingly, the interest rate swap agreements are reflected at fair value in the Company's consolidated balance sheet as of March 31, 2001 and the related gains or losses on these contracts are deferred in shareholders' equity as a component of comprehensive income. These deferred gains or losses are then amortized as an adjustment to interest expense over the same period in which the related interest payments being hedged are recognized in earnings. The estimated net amount of deferred losses expected to be recorded in earnings within the next twelve months was approximately $0.7 million at March 31, 2001. The net effect of this accounting on the Company's operating results is that interest expense on the portion of the variable rate debt being hedged is generally recorded based on fixed interest rates.

         The cumulative effect of the change in accounting for derivative financial instruments upon adoption of SFAS 133, as amended, reduced comprehensive income by approximately $1 million as indicated in Note 5 which highlights changes in stockholders' equity for the three months ended March 31, 2001 and 2000.

2.       INTEGRATION OF SBCL AND QUEST DIAGNOSTICS BUSINESSES

         During the fourth quarter of 1999, Quest Diagnostics finalized its plan to integrate SmithKline Beecham Clinical Laboratories, Inc. ("SBCL") into Quest Diagnostics' laboratory network. The plan focuses principally on laboratory consolidations in geographic markets served by more than one of the Company's laboratories, and the redirection of testing volume within the Company's national network to provide more local testing and improve customer service. While the Company is not exiting any geographic markets as a result of the plan, laboratories that will be closed or reduced in size are located in the following metropolitan areas: Boston, Baltimore, Cleveland, Dallas, Detroit, Miami, New York and Philadelphia. The Company is also transferring esoteric testing performed at SBCL's National Esoteric Testing Center in Van Nuys, California to Nichols Institute. Employee groups to be impacted as a result of these actions include those involved in the collection and testing of specimens, as well as administrative and other support functions. During the fourth quarter of 1999, the Company recorded the estimated costs associated with executing the integration plan. The majority of these integration costs related to employee severance, contractual obligations associated with leased facilities and equipment, and the write-off of fixed assets which management believes will have no future economic benefit upon combining the operations. Integration costs related to planned activities affecting SBCL's operations and employees were recorded as a cost of the acquisition. Integration costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees were recorded as a charge to earnings in the fourth quarter of 1999.

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


         The following table summarizes the Company's accruals for integration costs affecting the acquired operations and employees of SBCL (in millions):

                                               Costs of
                                 Employee      Exiting
                                Severance       Leased
                                  Costs       Facilities     Other        Total
                                  -----       ----------     -----        -----
Balance, December 31, 2000 ...    $19.9         $ 1.9        $ 1.8        $23.6
Amounts utilized in 2001 .....     (5.7)         (0.2)        (1.1)        (7.0)
                                  -----         -----        -----        -----
Balance, March 31, 2001 ......    $14.2         $ 1.7        $ 0.7        $16.6
                                  =====         =====        =====        =====

         Of the 1,000 SBCL employees expected to be severed during the initial phase of the SBCL integration, approximately 800 employees had been severed in connection with integration activities through March 31, 2001, including approximately 100 employees severed during 2001.

         The following table summarizes the Company's accruals for restructuring costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees (in millions):

                                                Costs
                                                  of
                                 Employee       Exiting
                                Severance       Leased
                                  Costs       Facilities      Other         Total
                                  -----       ----------      -----         -----
Balance, December 31, 2000 ...    $ 8.8         $ 6.6         $ 0.7         $16.1
Amounts utilized in 2001 .....     (2.9)         (0.7)         (0.2)         (3.8)
                                  -----         -----         -----         -----
Balance, March 31, 2001 ......    $ 5.9         $ 5.9         $ 0.5         $12.3
                                  =====         =====         =====         =====

         Of the 500 Quest Diagnostics employees expected to be severed during the initial phase of the SBCL integration, approximately 400 employees had been severed in connection with integration activities through March 31, 2001, including approximately 50 severed during 2001.

         The remaining planned integration of the Company's principal laboratories, provided for in accruals for integration costs as of December 31, 2000, will be completed during the second quarter of 2001. While a significant portion of the remaining accruals associated with the SBCL integration plan are expected to be paid in 2001, there are certain severance and facility related exit costs, principally lease obligations, that have payment terms extending beyond 2001.

3.       ACQUISITION OF BUSINESS

         On February 1, 2001, the Company acquired the assets of Clinical Laboratories of Colorado, LLC ("CLC") for $47 million which included $4 million associated with non-competition agreements. At the closing of the acquisition, the Company used existing cash to fund the purchase price and related transaction costs of the acquisition. The acquisition of CLC was accounted for under the purchase method of accounting. The historical financial statements of Quest Diagnostics include the results of operations of CLC subsequent to the closing of the acquisition. Goodwill in the amount of approximately $42 million, representing acquisition costs in excess of the fair value of net assets acquired, is being amortized on the straight-line basis over forty years. The amounts paid under the non-compete agreements are being amortized on the straight-line basis over five years.

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

         Corning Incorporated ("Corning") has agreed to indemnify the Company against all monetary settlements for any governmental claims relating to the billing practices of the Company and its predecessors based on investigations that were pending on December 31, 1996. Corning also agreed to indemnify the Company in respect of private claims relating to indemnified or previously settled government claims that alleged overbillings by Quest Diagnostics or any of its existing subsidiaries for services provided before January 1, 1997. Corning will indemnify Quest Diagnostics in respect of private claims for 50% of the aggregate of all judgment or settlement payments made by December 31, 2001 that exceed $42 million. The 50% share will be limited to a total amount of $25 million and will be reduced to take into account any deductions or tax benefits realized by Quest Diagnostics. In accordance with the indemnity described above, the Company received $8.1 million from Corning during the first quarter of 2001 in connection with the Company's civil settlement of claims in the fourth quarter of 2000 with respect to Nichols Institute's former regional laboratories.

         Similar to Quest Diagnostics, SBCL has entered into settlement agreements with various governmental agencies and private payers primarily relating to its prior billing and marketing practices. Effective in 1997, SBCL and the United States government and various states reached a settlement with respect to the government's civil and administrative claims. SBCL is also responding to claims from private payers relating to billing and marketing issues similar to those that were the subject of the settlement with the government. The claims include ten purported class actions filed in various jurisdictions in the United States and two non-class action complaints by a number of insurance companies. Nine of the purported class actions have been consolidated into one complaint, which has been consolidated with one of the insurers' suits for pre-trial proceedings. During April 2001, a settlement was reached in two of the complaints against SBCL. The settlement was paid directly by SmithKline Beecham plc ("SmithKline Beecham") in April 2001, under the terms of the indemnity described below.

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

         Amounts due from SmithKline Beecham at March 31, 2001, related to indemnified billing, professional liability and other claims discussed above, totaled approximately $59 million and represented management's best estimate of the amounts which are probable of being received from SmithKline Beecham to satisfy the indemnified claims on an after-tax basis. The estimated reserves and related amounts due from SmithKline Beecham are subject to change as additional information regarding the outstanding claims is gathered and evaluated.

         At March 31, 2001 recorded reserves, relating primarily to billing claims including those indemnified by Corning and SmithKline Beecham, approximated $85 million, including $2 million in other long-term liabilities. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


5.       COMMON STOCKHOLDERS' EQUITY

         Changes in common stockholders' equity for the three months ended March 31, 2001 were as follows:

                                                                                                Accumulated    Compre-
                                                Additional                                        Other        hensive
                                     Common      Paid-In       Accumulated      Unearned       Comprehensive    Income
                                      Stock      Capital         Deficit      Compensation          Loss        (Loss)
                                     ------     ----------     -----------    ------------     -------------   -------
BALANCE,
   DECEMBER 31, 2000                   $465     $1,591,976      $(525,111)      $(31,077)         $(5,458)
Net income                                                         35,748                                       $35,748
  Cumulative effect of change
    in accounting for
    derivative financial
    instruments, net of $0.6
    million tax benefit                                                                              (955)         (955)
  Increase in unrealized losses
    on derivative financial
    instruments, net of $1.7
    million tax benefit                                                                            (2,516)       (2,516)
  Other comprehensive loss                                                                           (805)         (805)
                                                                                                                -------
Comprehensive income                                                                                            $31,472
                                                                                                                =======
Preferred dividends declared                                          (29)
Issuance of common stock under
    benefit plans (165 common
    shares)                               2         21,488                        (4,099)
Exercise of options (171 common
    shares)                               2          3,099
Shares to cover employee
    payroll tax withholdings on
    exercised stock options (2
    common shares)                                    (190)
Tax benefits associated with
    stock-based compensation
    plans                                            9,743
Amortization of unearned
    compensation                                                                   6,933
                                       ----     ----------      ---------       --------          -------
BALANCE, MARCH  31, 2001               $469     $1,626,116      $(489,392)      $(28,243)         $(9,734)
                                       ====     ==========      =========       ========          =======

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


Changes in common stockholders' equity for the three months ended March 31, 2000 were as follows:

                                                                                                Accumulated
                                                                                                   Other
                                                Additional                                     Comprehensive    Compre-
                                     Common      Paid-In        Accumulated     Unearned          Income        hensive
                                      Stock      Capital          Deficit     Compensation        (Loss)        Income
                                     ------     ----------      -----------   ------------     -------------    -------
BALANCE,
   DECEMBER 31, 1999                   $444     $1,502,551      $(627,045)      $(11,438)         $(2,450)
Net income                                                         17,809                                       $17,809
Other comprehensive income                                                                          1,009         1,009
                                                                                                                -------
Comprehensive income                                                                                            $18,818
                                                                                                                =======
Preferred dividends declared                                          (29)
Issuance of common stock under
    benefit plans (643 common
    shares)                               6         23,555                       (14,459)
Exercise of options (137 common
    shares)                               1          1,330
Tax benefits associated with
    stock-based compensation
    plans                                            1,291
Amortization of unearned
    compensation                                                                   3,455
                                       ----     ----------      ---------       --------          -------
BALANCE, MARCH  31, 2000               $451     $1,528,727      $(609,265)      $(22,442)         $(1,441)
                                       ====     ==========      =========       ========          =======

6.       PROPOSED STOCK SPLIT

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

7.       SUBSEQUENT EVENT

         On April 25, 2001, the Company signed a definitive agreement to acquire the outstanding voting shares of MedPlus, Inc. ("MedPlus"), a leading developer and integrator of clinical connectivity and data management solutions for healthcare organizations and clinicians. The agreement calls for the Company to pay $2 per share in cash for the remaining 82% of voting shares of MedPlus it does not currently own. The closing of this transaction, which also is dependent on approval by MedPlus shareholders, is expected to occur after the MedPlus annual meeting in June 2001. At the closing of the acquisition, the Company expects to use existing cash to fund the purchase price (estimated at approximately $18 million) and related transaction costs of the acquisition. The acquisition of MedPlus is expected to be accounted for under the purchase method of accounting.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


8.       SUMMARIZED FINANCIAL INFORMATION

          The Company's 10 3/4% senior subordinated notes due 2006 are guaranteed, fully, jointly and severally, and unconditionally, on a senior subordinated basis by substantially all of the Company's wholly-owned, domestic subsidiaries ("Subsidiary Guarantors"). With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are foreign and less than wholly-owned subsidiaries.

         In conjunction with the Company's receivables financing in the third quarter of 2000, the Company formed a new wholly-owned non-guarantor subsidiary, Quest Diagnostics Receivables Incorporated ("QDRI"). The Company and the Subsidiary Guarantors transferred all private domestic receivables (principally excluding receivables due from Medicare, Medicaid and other federal programs and receivables due from customers of its joint ventures) to QDRI. QDRI utilized the transferred receivables to collateralize the receivables financing. The Company and the Subsidiary Guarantors provide collection services to QDRI. QDRI uses cash collections principally to purchase new receivables from the Company and the Subsidiary Guarantors.

         Investments in subsidiaries are accounted for by the parent using the equity method for purposes of the supplemental consolidating presentation. Earnings (losses) of subsidiaries are therefore reflected in the parent's investment accounts and earnings. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

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


Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2001

                                                              Subsidiary      Non-Guarantor
                                               Parent         Guarantors      Subsidiaries      Eliminations      Consolidated
                                               ------         ----------      ------------      ------------      ------------
Net revenues ............................    $ 146,089         $ 700,864         $  93,072         $ (57,472)        $ 882,553

Costs and expenses:
  Cost of services ......................       97,526           407,916            23,623                --           529,065
  Selling, general and administrative ...       41,652           152,668            62,074            (3,592)          252,802
  Interest, net .........................       14,386            54,791             7,403           (53,880)           22,700
  Amortization of intangibles ...........          791            10,168               141                --            11,100
  Royalty (income) expense ..............      (59,983)           59,983                --                --                --
  Other, net ............................         (974)             (882)            3,270                --             1,414
                                             ---------         ---------         ---------         ---------         ---------
   Total ................................       93,398           684,644            96,511           (57,472)          817,081
                                             ---------         ---------         ---------         ---------         ---------
Income (loss) before taxes ..............       52,691            16,220            (3,439)               --            65,472
Income tax expense (benefit) ............       25,100             5,858            (1,234)               --            29,724
Equity earnings from subsidiaries .......        8,157                --                --            (8,157)               --
                                             ---------         ---------         ---------         ---------         ---------
Net income (loss) .......................    $  35,748         $  10,362         $  (2,205)        $  (8,157)        $  35,748
                                             =========         =========         =========         =========         =========


Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2000

                                                              Subsidiary     Non-Guarantor
                                              Parent          Guarantors      Subsidiaries      Eliminations      Consolidated
                                              ------          ----------      ------------      ------------      ------------
Net revenues ............................    $ 167,181         $ 661,892         $  28,406               $--         $ 857,479

Costs and expenses:
  Cost of services ......................      110,032           403,206            15,799                --           529,037
  Selling, general and administrative ...       62,391           174,850            12,594                --           249,835
  Interest, net .........................        3,528            26,083               152                --            29,763
  Amortization of intangibles ...........        1,917             9,937                86                --            11,940
  Royalty (income) expense ..............      (19,223)           19,223                --                --                --
  Other, net ............................          438               (98)            1,368                --             1,708
                                             ---------         ---------         ---------         ---------         ---------
   Total ................................      159,083           633,201            29,999                --           822,283
                                             ---------         ---------         ---------         ---------         ---------
Income (loss) before taxes ..............        8,098            28,691            (1,593)               --            35,196
Income tax expense ......................        2,478            14,571               338                --            17,387
Equity earnings from subsidiaries .......       12,189                --                --           (12,189)               --
                                             ---------         ---------         ---------         ---------         ---------
Net income (loss) .......................    $  17,809         $  14,120         $  (1,931)        $ (12,189)        $  17,809
                                             =========         =========         =========         =========         =========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


Condensed Consolidating Balance Sheet
March 31, 2001

                                                                    Subsidiary     Non-Guarantor
                                                      Parent        Guarantors      Subsidiaries      Eliminations      Consolidated
                                                      ------        ----------      ------------      ------------      ------------
Assets
Current assets:
Cash and cash equivalents ....................     $        --      $   111,628      $     9,102       $        --       $   120,730
Accounts receivable, net .....................           2,983           41,784          464,505                --           509,272
Other current assets .........................         214,677          110,771            9,174           (11,810)          322,812
                                                   -----------      -----------      -----------       -----------       -----------
   Total current assets ......................         217,660          264,183          482,781           (11,810)          952,814
Property, plant and equipment, net ...........         137,475          322,122           13,467                --           473,064
Intangible assets, net .......................          71,813        1,217,173            8,693                --         1,297,679
Intercompany receivable (payable) ............          81,233          101,034         (182,267)               --                --
Investment in subsidiaries ...................       1,038,684               --               --        (1,038,684)               --
Other assets .................................          80,591           68,162           30,925                --           179,678
                                                   -----------      -----------      -----------       -----------       -----------
   Total assets ..............................     $ 1,627,456      $ 1,972,674      $   353,599       $(1,050,494)      $ 2,903,235
                                                   ===========      ===========      ===========       ===========       ===========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses ........     $   388,020      $   242,857      $    35,922       $   (11,810)      $   654,989
Short-term borrowings and current portion of
  long-term debt .............................             845            7,829          256,356                --           265,030
                                                   -----------      -----------      -----------       -----------       -----------
   Total current liabilities .................         388,865          250,686          292,278           (11,810)          920,019
Long-term debt ...............................          90,821          659,320            8,340                --           758,481
Other liabilities ............................          47,554           65,218           11,747                --           124,519
Preferred stock ..............................           1,000               --               --                --             1,000
Common stockholders' equity ..................       1,099,216          997,450           41,234        (1,038,684)        1,099,216
                                                   -----------      -----------      -----------       -----------       -----------
   Total liabilities and stockholders' equity      $ 1,627,456      $ 1,972,674      $   353,599       $(1,050,494)      $ 2,903,235
                                                   ===========      ===========      ===========       ===========       ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


Condensed Consolidating Balance Sheet
December 31, 2000

                                                                      Subsidiary    Non-Guarantor
                                                      Parent          Guarantors     Subsidiaries      Eliminations     Consolidated
                                                      ------          ----------     ------------      ------------     ------------
Assets
Current assets:
Cash and cash equivalents .....................    $        --       $   163,863      $     7,614               $--      $   171,477
Accounts receivable, net ......................          6,159            29,548          449,866                --          485,573
Other current assets ..........................        191,693           129,881            9,030            (6,965)         323,639
                                                   -----------       -----------      -----------       -----------      -----------
   Total current assets .......................        197,852           323,292          466,510            (6,965)         980,689
Property, plant and equipment, net ............        121,159           316,630           12,067                --          449,856
Intangible assets, net ........................         72,514         1,180,341            8,748                --        1,261,603
Intercompany receivable (payable) .............        (78,538)          253,994         (175,456)               --               --
Investment in subsidiaries ....................      1,031,135                --               --        (1,031,135)              --
Other assets ..................................         66,623            71,692           34,073                --          172,388
                                                   -----------       -----------      -----------       -----------      -----------
   Total assets ...............................    $ 1,410,745       $ 2,145,949      $   345,942       $(1,038,100)     $ 2,864,536
                                                   ===========       ===========      ===========       ===========      ===========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses .........    $   247,558       $   418,147      $    30,842       $    (6,965)     $   689,582
Short-term borrowings and current portion of
  long-term debt ..............................            837             8,215          256,356                --          265,408
                                                   -----------       -----------      -----------       -----------      -----------
   Total current liabilities ..................        248,395           426,362          287,198            (6,965)         954,990
Long-term debt ................................         95,711           661,340            3,654                --          760,705
Other liabilities .............................         34,844            71,159           11,043                --          117,046
Preferred stock ...............................          1,000                --               --                --            1,000
Common stockholders' equity ...................      1,030,795           987,088           44,047        (1,031,135)       1,030,795
                                                   -----------       -----------      -----------       -----------      -----------
   Total liabilities and stockholders' equity .    $ 1,410,745       $ 2,145,949      $   345,942       $(1,038,100)     $ 2,864,536
                                                   ===========       ===========      ===========       ===========      ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2001

                                                                  Subsidiary    Non-Guarantor
                                                    Parent        Guarantors     Subsidiaries    Eliminations   Consolidated
                                                    ------        ----------     ------------    ------------   ------------
Cash flows from operating activities:
Net income (loss) .............................    $  35,748       $  10,362       $  (2,205)      $  (8,157)      $  35,748
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Depreciation and amortization ...............        9,010          24,130           1,125              --          34,265
  Provision for doubtful accounts .............         (114)          5,303          50,094              --          55,283
  Other, net ..................................      (27,084)         19,158           7,445           8,157           7,676
  Changes in operating assets and liabilities .        4,983         (33,963)        (63,261)             --         (92,241)
                                                   ---------       ---------       ---------       ---------       ---------
Net cash provided by (used in) operating
  activities ..................................       22,543          24,990          (6,802)             --          40,731
Net cash used in investing activities .........      (17,671)        (69,479)           (484)         (2,634)        (90,268)
Net cash (used in) provided by financing
  activities ..................................       (4,872)         (7,746)          8,774           2,634          (1,210)
                                                   ---------       ---------       ---------       ---------       ---------
Net change in cash and cash equivalents .......           --         (52,235)          1,488              --         (50,747)
Cash and cash equivalents, beginning of year ..           --         163,863           7,614              --         171,477
                                                   ---------       ---------       ---------       ---------       ---------
Cash and cash equivalents, end of period ......    $      --       $ 111,628       $   9,102       $      --       $ 120,730
                                                   =========       =========       =========       =========       =========


Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2000

                                                                Subsidiary   Non-Guarantor
                                                    Parent      Guarantors    Subsidiaries   Eliminations   Consolidated
                                                    ------      ----------    ------------   ------------   ------------
Cash flows from operating activities:
Net income (loss) .............................    $ 17,809       $ 14,120       $ (1,931)      $(12,189)      $ 17,809
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Depreciation and amortization ...............       8,768         23,449            968             --         33,185
  Provision for doubtful accounts .............       5,944         55,341          1,361             --         62,646
  Other, net ..................................     (20,227)         8,420          1,569         12,189          1,951
  Changes in operating assets and liabilities .         868        (80,670)        (2,632)            --        (82,434)
                                                   --------       --------       --------       --------       --------
Net cash provided by (used in) operating
  activities ..................................      13,162         20,660           (665)            --         33,157
Net cash used in investing activities .........     (11,266)       (11,000)           (76)         1,865        (20,477)
Net cash (used in) provided by financing
  activities ..................................      (1,896)        (8,146)           430         (1,865)       (11,477)
                                                   --------       --------       --------       --------       --------
Net change in cash and cash equivalents .......          --          1,514           (311)            --          1,203
Cash and cash equivalents, beginning of year ..          --         18,864          8,420             --         27,284
                                                   --------       --------       --------       --------       --------
Cash and cash equivalents, end of period ......    $     --       $ 20,378       $  8,109       $     --       $ 28,487
                                                   ========       ========       ========       ========       ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTEGRATION OF SBCL AND QUEST DIAGNOSTICS BUSINESSES

         We expect to continue to realize significant benefits from combining our existing laboratory network with that of SmithKline Beecham Clinical Laboratories, Inc. ("SBCL"). We have essentially completed the process of reducing redundant facilities and infrastructure, including laboratory consolidations in geographic markets served by more than one of our laboratories, and redirecting testing volume within our national network to provide more local testing and improve customer service. We have not exited any geographic markets as a result of the plan. Employee groups impacted as a result of these actions include those involved in the collection and testing of specimens, as well as administrative and other support functions. During the fourth quarter of 1999, we recorded the estimated costs associated with executing the integration plan. The majority of these integration costs related to employee severance, contractual obligations associated with leased facilities and equipment, and the write-off of fixed assets which management believes will have no future economic benefit upon combining the operations. Integration costs related to planned activities affecting SBCL's operations and employees were recorded as a cost of the acquisition. Integration costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees were recorded as a charge to earnings in the fourth quarter of 1999. A full discussion and analysis of the reserves related to the SBCL integration is contained in Note 2 to the Interim Consolidated Financial Statements.

         Through the end of March 2001, we had completed the transition of approximately 96% of our business affected by integration throughout our national laboratory network, with approximately 98% transitioned by early April 2001. The remaining planned integration of the Company's principal laboratories, provided for in accruals for integration costs as of December 31, 2000, will be completed during the second quarter of 2001. Other activities, for which no accruals had been recorded as of December 31, 2000, including the standardization of information systems, will continue beyond 2001.

         Management continues to expect that this integration will result in approximately $150 million of annual synergies to be achieved by the end of 2002. During the first quarter of 2001, the Company estimates that it achieved approximately $25 million in synergies, which represents approximately $100 million on an annual basis. For the full year 2001, management expects that the Company will realize approximately $100 - $120 million of synergies driven by cost reductions.

         Management anticipates that additional charges may be recorded in 2001 associated with further consolidation activities. Management cannot estimate the amount of these charges at this time, but expects to fund these charges with cash from operations.



RESULTS OF OPERATIONS


         THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2000

         Net income for the three months ended March 31, 2001 increased to $35.7 million from $17.8 million for the three months ended March 31, 2000. The increase in net income was primarily due to an improvement in average revenue per requisition, the realization of synergies from the SBCL integration and a reduction in net interest expense, partially offset by increases in employee compensation costs and investments in our Six Sigma quality initiative, information technology strategy and strategic growth opportunities.

         Results for the three months ended March 31, 2000 included the effects of testing performed by third parties under our laboratory network management arrangements. As laboratory network manager, we included in our consolidated revenues and expenses the cost of testing performed by third parties. This treatment added $32.4 million to both reported revenues and cost of services for the three months ended March 31, 2000. This treatment also serves to increase cost of services as a percentage of net revenues and decrease selling, general and administrative expenses as a percentage of net revenues. During the first quarter of 2000, we terminated a laboratory network management arrangement with Aetna USHealthcare, and entered into a new non-exclusive contract under which we are no longer responsible for the cost of testing performed by third parties. In addition, during the third quarter of 2000, we amended our laboratory network management contract with Oxford Health to remove the financial risk associated with testing performed by third parties. As a result of these contract modifications, we are no longer required to include in our consolidated revenues and expenses, the cost of testing performed by third parties. This impacts the comparability of results between the periods presented and serves to reduce reported net revenues during the three months ended March 31, 2001 by $32.4 million.

         Net Revenues

         Excluding the effect of testing performed by third parties under our laboratory network management arrangements in 2000, net revenues for the three months ended March 31, 2001 grew by 7%, compared to the prior year period, primarily due to an increase in average revenue per requisition. The improvement in average revenue per requisition was primarily attributable to improved pricing on managed care business, a shift in test mix to higher value testing and a shift in payer mix to fee-for-service reimbursement. Business contributed to our unconsolidated joint ventures during 2000 in Phoenix, Indianapolis and Dayton reduced our reported requisition volume by approximately 1.5% during the first quarter of 2001, compared to the prior year period. After adjusting for business contributed to unconsolidated joint ventures, clinical testing volume, measured by the number of requisitions, for the first quarter of 2001 increased approximately 1% over the prior year period. Contributing to this increase was our acquisition of the assets of Clinical Laboratories of Colorado, LLC ("CLC"), which increased volume by approximately 1%, and an increase in volume from our principal customers, physicians and hospitals, of approximately 1.5%. Partially offsetting these increases was a decline in testing volumes associated with our drugs of abuse testing business, driven by a general slowing of the economy and a corresponding slowdown in hiring, which reduced total company volume by about 1.5% during the first quarter of 2001, compared to the prior year period. Overall, reported volumes decreased by approximately 1% during the first quarter of 2001, compared to the prior year period.

         Operating Costs and Expenses

         Excluding the effect of testing performed by third parties under our laboratory network management arrangements in 2000, total operating costs for the three months ended March 31, 2001 increased approximately $35 million from the year earlier period, primarily due to increases in employee compensation and supply costs partially offset by a reduction in bad debt expense. While our cost structure has been favorably impacted by the synergies realized as a result of the SBCL integration, we continue to make investments to enhance our infrastructure to pursue our overall business strategy. These investments include those related to:

         - Our Six Sigma quality initiative which we believe will provide us with a competitive advantage in the market place and ultimately serve to reduce costs;

         - Skills training for all employees, which together with our competitive pay and benefits, helps to increase employee satisfaction and performance, thereby enabling us to provide the best services to our customers;

         -    Our information technology strategy; and

         - Our strategic growth opportunities such as direct-to-consumer testing.

         The following discussion and analysis regarding cost of services, selling, general and administrative expenses and bad debt expense exclude the effect of testing performed by third parties under our laboratory network management arrangements in 2000, which serve to increase cost of services as a percentage of net revenues and reduce selling, general and administrative expenses as a percentage of net revenues. Cost of services, which include the costs of obtaining, transporting and testing specimens, decreased during the first quarter of 2001 as a percentage of net revenues to 59.9% from 60.2% a year ago. This decrease was primarily attributable to the improvement in average revenue per requisition, partially offset by increases in employee compensation and supply costs.

         Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense, general management and administrative support, decreased during the first quarter of 2001 as a percentage of net revenues to 28.6% from 30.3% in the prior year period. This decrease was primarily due to improvements in average revenue per requisition and bad debt expense, partially offset by an increase in employee compensation costs. During the first quarter of 2001, bad debt expense was 6.3% of net revenues, compared to 7.6% of net revenues in the first quarter of 2000. The improvement in bad debt expense was principally attributable to the significant progress that we have made to improve the overall collection experience of the combined company through process improvements around the collection of diagnosis, patient and insurance information necessary to effectively bill for services performed. Based on prior experience as well as the continued sharing of internal best practices in the billing functions, we believe that substantial opportunities continue to exist to improve our overall collection experience.

         Interest, Net

         Net interest expense for the first quarter of 2001 decreased from the prior year period by $7.1 million. This reduction was primarily due to an overall reduction in debt levels, the favorable impact of our receivables financing which has served to lower the weighted average borrowing rate on our outstanding debt and lower interest rates on our variable rate debt.

          Amortization of Intangible Assets

         Amortization of intangible assets for the first quarter of 2001 decreased from the prior year period by $0.8 million, principally as a result of adjustments recorded in the third and fourth quarters of 2000 to reduce the amount of goodwill associated with the SBCL acquisition by approximately $130 million.

         Minority Share of Income

         Minority share of income for the first quarter of 2001 decreased from the prior year level, primarily due to start up losses associated with a new joint venture in Oklahoma in which we hold a 51% interest.

         Other, Net

         Other, net for the first quarter of 2001 increased from the prior year level, primarily due to the write-down of an impaired asset partially offset by an increase in equity earnings from our unconsolidated joint ventures.

          Income Taxes

         Our effective tax rate is significantly impacted by goodwill amortization, the majority of which is not deductible for tax purposes, and has the effect of increasing the overall tax rate. The reduction in the effective tax rate for the first quarter of 2001 was primarily due to pretax earnings increasing at a faster rate than goodwill amortization and other non-deductible items.



QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. In accordance with the terms of our credit agreement, we maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with our variable rate bank debt. We do not believe that our foreign exchange exposure is material to our financial position or results of operations. See Note 1 to the Interim Consolidated Financial Statements for additional information regarding our adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. See Note 2 to the Consolidated Financial Statements contained in our 2000 Annual Report on Form 10-K for additional discussion of our financial instruments and hedging activities.

         Interest Rates

         At both March 31, 2001 and December 31, 2000, the fair value of our debt was estimated at approximately $1.0 billion using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2001 and December 31, 2000, the estimated fair value exceeded the carrying value of the debt by approximately $6 million and $5 million, respectively. An assumed 10% increase in interest rates (representing approximately 100 basis points) would potentially reduce the estimated fair value of our debt by approximately $8 million at March 31, 2001.

         At both March 31, 2001 and December 31, 2000, we had approximately $848 million of variable interest rate debt outstanding. Our credit agreement requires us to mitigate the risk of changes in interest rates associated with a portion of our variable interest rate indebtedness through the use of interest rate swap agreements. Under such arrangements, we convert a portion of our variable rate indebtedness to fixed rates based on a notional principal amount. The settlement dates are correlated to correspond to the interest payment dates of the hedged debt. During the term of the credit agreement, the notional amounts under the interest rate swap agreements, plus the principal amount outstanding of our fixed interest rate indebtedness, must be at least 50% of our net funded debt (as defined in the credit agreement). At both March 31, 2001 and December 31, 2000, the aggregate notional principal amount under the interest rate swap agreements, which mature at various dates through November 2002, totaled $410 million. At March 31, 2001 and December 31, 2000, the estimated fair value of the interest rate swap agreements approximated a liability of $6 million and $2 million, respectively. An assumed 10% adverse change in interest rates (representing approximately 100 basis points) would potentially increase the estimated fair value of the liability associated with our interest rate swap agreements by approximately $1 million at March 31, 2001.

         Based on our net exposure to interest rate changes, an assumed 10% increase in interest rates (representing approximately 100 basis points) would result in a $0.4 million reduction in our after-tax earnings and cash flows for the three months ended March 31, 2001 based on debt levels as of March 31, 2001, after considering the impact of our interest rate swap agreements. The primary interest rate exposures on the variable interest rate debt are with respect to interest rates on United States dollars as quoted in the London interbank market.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at March 31, 2001 totaled $120.7 million, a decrease of $50.7 million from December 31, 2000. Cash flows from operating activities in 2001 provided cash of $40.7 million, which was offset by investing and financing activities which required cash of $91.5 million. Cash and cash equivalents at March 31, 2000 totaled $28.5 million, an increase of $1.2 million from December 31, 1999. Cash flows from operating activities in 2000 provided cash of $33.2 million, which was offset by investing and financing activities which required cash of $32.0 million.

         Net cash from operating activities for 2001 was $7.6 million higher than the 2000 level. The increase was primarily due to improved operating performance offset by increases in spending associated with the SBCL integration and employee incentive payments. Days sales outstanding, a measure of billing and collection efficiency, improved to 51 days at March 31, 2001 from 56 days at December 31, 2000.

         Net cash used in investing activities in 2001 was $90.3 million for the first quarter consisting primarily of the acquisition and related transaction costs of $47.2 million to acquire the assets of CLC in Denver, and capital expenditures of $43.6 million. Net cash used in investing activities in 2000 was $20.5 million consisting primarily of capital expenditures of $17.6 million. The increase in capital spending above the prior year level was primarily attributable to facility expansions and reconfigurations initiated as part of our integration plans and information technology investments.

         Net cash used in financing activities for 2001 and 2000 was $1.2 million and $11.5 million, respectively, reflecting scheduled repayments of debt and distributions to minority partners, offset by proceeds from the exercise of stock options.

         We estimate that we will invest approximately $140 million to $150 million during 2001 for capital expenditures, principally related to investments in information technology, equipment, and facility upgrades and expansions. Other than the reduction for outstanding letters of credit, which approximated $13 million at March

31, 2001, all of the revolving credit facility under our credit agreement was available for borrowing at March 31, 2001.

         We believe that cash from operations and the revolving credit facility under our credit agreement, together with the indemnifications by Corning Incorporated and SmithKline Beecham plc against monetary fines, penalties or losses from outstanding government and other related claims, will provide sufficient financial flexibility to integrate the operations of Quest Diagnostics and SBCL, to meet seasonal working capital requirements and to fund capital expenditures and additional growth opportunities for the foreseeable future. Recent upgrades in the Company's credit ratings by both Standard & Poor's and Moody's Investor Services are expected to have a favorable impact on the Company's cost of and access to capital. Additionally, we believe that our improved financial performance should provide us with access to additional financing, if necessary, to fund growth opportunities which cannot be funded from existing sources.

         We do not anticipate paying dividends on our common stock in the foreseeable future. Our credit agreement prohibits the payment of cash dividends on our common stock and the indenture governing our 10 3/4% senior subordinated notes due 2006 (the "Indenture") restricts our ability to pay cash dividends on all classes of stock. These restrictions are primarily based on a percentage of the Company's earnings as defined in the Indenture. Additionally, our credit agreement contains various covenants and conditions including the maintenance of certain financial ratios and tests, and restricts our ability to, among other things, incur additional indebtedness and repurchase shares of our outstanding common stock.

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

         On April 25, 2001, the Company signed a definitive agreement to acquire the outstanding voting shares of MedPlus, Inc. ("MedPlus"), a leading developer and integrator of clinical connectivity and data management solutions for healthcare organizations and clinicians. The agreement calls for the Company to pay $2 per share in cash for the remaining 82% of voting shares of MedPlus it does not currently own. The closing of this transaction, which also is dependent on approval by MedPlus shareholders, is expected to occur after the MedPlus annual meeting in June 2001. At the closing of the acquisition, the Company expects to use existing cash to fund the purchase price (estimated at approximately $18 million) and related transaction costs of the acquisition. The acquisition of MedPlus is expected to be accounted for under the purchase method of accounting.


EBITDA

         EBITDA represents income before income taxes, net interest expense, depreciation and amortization. EBITDA is presented and discussed because management believes that EBITDA is a useful adjunct to net income and other measurements under accounting principles generally accepted in the United States of America since it is a meaningful measure of a company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States of America and should not be considered as an alternative to (i) net income (or any other measure of performance under accounting principles generally accepted in the United States of America) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

         EBITDA for the first quarter of 2001 improved to $122.4 million, or 13.9% of net revenues, from $98.1 million, or 11.4% of net revenues, in the prior year period. The improvement in EBITDA is primarily due to improvements in the average revenue per requisition and cost synergies resulting from the SBCL integration, partially offset by increases in employee compensation costs and investments in our Six Sigma quality initiative, information technology strategy and strategic growth opportunities.

FORWARD LOOKING STATEMENTS

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

         We would like to take advantage of the "safe harbor" provisions of the Litigation Reform Act in connection with the forward-looking statements included in this document. The risks and other factors that could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements are detailed in our 2000 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

         See Note 4 to the interim consolidated financial statements for information regarding the status of government investigations and private claims, including those related to SBCL.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

              Exhibit Number        Description

              None.

         (b)  Reports on Form 8-K:

              On March 15, 2001, the Company filed a current report on Form 8-K in accordance with Regulation FD (Fair Disclosure) requirements.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 2, 2001

Quest Diagnostics Incorporated

By   /s/Kenneth W. Freeman
   -----------------------
        Kenneth W. Freeman                   Chairman of the Board and
                                             Chief Executive Officer


By   /s/Robert A. Hagemann
   -----------------------
        Robert A. Hagemann                   Corporate Vice President and
                                             Chief Financial Officer