Form 10-Q
period 2001-06-30
QUEST DIAGNOSTICS INC
filed 2001-08-09
CIK 1022079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2001
                         Commission file number 1-12215

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

As of July 31, 2001, there were outstanding 94,739,689 shares of Common Stock, $.01 par value.

                          PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Index to consolidated financial statements filed as part of this report:

                                                                            Page
     Consolidated Statements of Operations for the
     Three and Six Months Ended June 30, 2001 and 2000                        2

     Consolidated Balance Sheets as of
     June 30, 2001 and December 31, 2000                                      3

     Consolidated Statements of Cash Flows for the
     Six Months Ended June 30, 2001 and 2000                                  4

     Notes to Consolidated Financial Statements                               5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                   18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations"

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                            THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                  JUNE 30,                          JUNE 30,
                                            2001             2000             2001             2000
                                        -----------      -----------      -----------      -----------

NET REVENUES ......................     $   931,589      $   877,113      $ 1,814,142      $ 1,734,592
                                        -----------      -----------      -----------      -----------

COSTS AND EXPENSES:
  Cost of services ................         549,391          520,437        1,078,456        1,049,474
  Selling, general and
    administrative ................         256,474          252,846          509,276          502,681
  Interest expense, net ...........          20,458           30,204           43,158           59,967
  Amortization of intangible assets          12,139           11,954           23,239           23,894
  Provision for special charges ...           5,997            2,100            5,997            2,100
  Minority share of income ........           2,851            3,240            3,967            5,376
  Other, net ......................          (1,432)          (1,881)          (1,134)          (2,309)
                                        -----------      -----------      -----------      -----------
   Total ..........................         845,878          818,900        1,662,959        1,641,183
                                        -----------      -----------      -----------      -----------
INCOME BEFORE TAXES AND
EXTRAORDINARY LOSS.................          85,711           58,213          151,183           93,409
INCOME TAX EXPENSE ................          38,607           28,045           68,331           45,432
                                        -----------      -----------      -----------      -----------
INCOME BEFORE EXTRAORDINARY LOSS ..          47,104           30,168           82,852           47,977
EXTRAORDINARY LOSS, NET OF TAXES ..         (21,609)              --          (21,609)              --
                                        -----------      -----------      -----------      -----------
NET INCOME ........................     $    25,495      $    30,168      $    61,243      $    47,977
                                        ===========      ===========      ===========      ===========

BASIC NET INCOME PER COMMON SHARE:
Income before extraordinary loss ..     $      0.51      $      0.34      $      0.90      $      0.54

Extraordinary loss, net of taxes ..           (0.23)              --            (0.24)              --
                                        -----------      -----------      -----------      -----------

Net income ........................     $      0.28      $      0.34      $      0.66      $      0.54
                                        ===========      ===========      ===========      ===========

DILUTED NET INCOME PER COMMON
   SHARE:
Income before extraordinary loss ..     $      0.48      $      0.32      $      0.85      $      0.52

Extraordinary loss, net of taxes ..           (0.22)              --            (0.22)              --
                                        -----------      -----------      -----------      -----------

Net income ........................     $      0.26      $      0.32      $      0.63      $      0.52
                                        ===========      ===========      ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - BASIC .............          92,566           89,154           92,228           88,708

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING - DILUTED ...........          97,304           93,963           96,962           92,597


The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2001 AND DECEMBER 31, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                 JUNE 30,       DECEMBER 31,
                                                                   2001             2000
                                                              -----------      -----------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents .............................     $   174,165      $   171,477
  Accounts receivable, net of allowance of
   $151,025 and  $120,358 at June 30, 2001 and
   December 31, 2000, respectively.......................         520,873          485,573
  Inventories ...........................................          44,456           44,274
  Deferred taxes on income ..............................         167,579          188,483
  Prepaid expenses and other current assets .............          49,587           90,882
                                                              -----------      -----------
   Total current assets .................................         956,660          980,689
PROPERTY, PLANT AND EQUIPMENT, NET ......................         486,839          449,856
INTANGIBLE ASSETS, NET ..................................       1,293,469        1,261,603
DEFERRED TAXES ON INCOME ................................          49,563           42,622
OTHER ASSETS ............................................         111,894          129,766
                                                              -----------      -----------
TOTAL ASSETS ............................................     $ 2,898,425      $ 2,864,536
                                                              ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses .................     $   602,312      $   689,582
  Short-term borrowings and current portion of
    long-term debt ......................................         287,747          265,408
                                                              -----------      -----------
   Total current liabilities ............................         890,059          954,990
LONG-TERM DEBT ..........................................         726,673          760,705
OTHER LIABILITIES .......................................         120,820          117,046
COMMITMENTS AND CONTINGENCIES
PREFERRED STOCK .........................................           1,000            1,000
COMMON STOCKHOLDERS' EQUITY:
  Common stock, par value $0.01 per share; 300,000 shares
    authorized; 94,487 and 93,083 shares issued
    and outstanding at June 30, 2001 and December 31,
    2000, respectively ..................................             945              465
  Additional paid-in capital ............................       1,649,103        1,591,976
  Accumulated deficit ...................................        (463,927)        (525,111)
  Unearned compensation .................................         (22,649)         (31,077)
  Accumulated other comprehensive loss ..................          (3,599)          (5,458)
                                                              -----------      -----------
   Total common stockholders' equity ....................       1,159,873        1,030,795
                                                              -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............     $ 2,898,425      $ 2,864,536
                                                              ===========      ===========


The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                                      2001           2000
                                                   ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................     $  61,243      $  47,977
Extraordinary loss, net of taxes .............        21,609             --
Adjustments to reconcile net income
to net cash provided by operating activities:
  Depreciation and amortization ..............        70,903         67,364
  Provision for doubtful accounts ............       110,854        124,215
  Provision for special charges ..............         5,997          2,100
  Deferred income tax provision ..............         1,247          1,706
  Stock compensation expense .................        11,814          9,010
  Minority share of income ...................         3,967          5,376
  Other, net .................................         2,962           (727)
  Changes in operating assets and liabilities:
   Accounts receivable .......................      (146,154)      (158,954)
   Accounts payable and accrued expenses .....       (20,253)        53,220
   Integration, settlement and special charges       (33,439)       (26,629)
   Other assets and liabilities, net .........        60,885         15,319
                                                   ---------      ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES ....       151,635        139,977
                                                   ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .........................       (78,432)       (40,702)
Business acquisitions ........................       (55,746)          (925)
Proceeds from disposition of assets ..........        21,492            747
Increase in investments ......................        (9,901)        (7,086)
Decrease in note receivable ..................         2,000             --
                                                   ---------      ---------
NET CASH USED IN INVESTING ACTIVITIES ........      (120,587)       (47,966)
                                                   ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt .................      (734,025)       (22,446)
Proceeds from borrowings .....................       722,333             --
Costs paid in connection with debt refinancing       (23,684)          (362)
Exercise of stock options ....................        10,132          7,801
Distributions to minority partners ...........        (2,969)        (4,832)
Preferred stock dividends paid ...............          (147)           (29)
                                                   ---------      ---------
NET CASH USED IN FINANCING ACTIVITIES ........       (28,360)       (19,868)
                                                   ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS ......         2,688         72,143
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR .       171,477         27,284
                                                   ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD .....     $ 174,165      $  99,427
                                                   =========      =========

CASH PAID DURING THE PERIOD FOR:
Interest .....................................     $  50,704      $  53,908
Income taxes .................................        20,442         17,240


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

      Earnings Per Share

      On May 8, 2001, the stockholders approved an amendment to the Company's restated certificate of incorporation to increase the number of common shares authorized from 100 million shares to 300 million shares. On May 31, 2001, the Company effected a two-for-one stock split through the issuance of a stock dividend of one new share of common stock for each share of common stock held by stockholders of record on May 16, 2001. References to the number of common shares and per common share amounts in the accompanying consolidated balance sheets and consolidated statements of operations, including earnings per common share calculations and related disclosures, have been restated to give retroactive effect to the stock split for all periods presented.

      Basic net income per common share is calculated by dividing net income, less preferred stock dividends (approximately $30 thousand per quarter), by the weighted average number of common shares outstanding. Diluted net income per common share is calculated by dividing net income, less preferred stock dividends, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include outstanding stock options and restricted common shares granted under the Company's Employee Equity Participation Program. These dilutive securities increased the weighted average number of common shares outstanding by 4.7 million shares and 4.8 million shares, respectively, for the three months ended June 30, 2001 and 2000. The dilutive effect of these securities for the six months ended June 30, 2001 and 2000 increased the weighted average number of common shares outstanding by 4.7 million shares and 3.9 million shares, respectively.

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

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", under which SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (2001 for the Company). In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which addresses a limited number of issues causing implementation difficulties for entities applying SFAS 133. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Effective January 1, 2001, the Company adopted SFAS 133, as amended. The cumulative effect of the change in accounting for derivative financial instruments upon adoption of SFAS 133, as amended, reduced comprehensive income by approximately $1 million during the six months ended June 30, 2001.

      Prior to the Company's debt refinancing in June 2001 (see Note 2), the Company's credit agreement required the Company to maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with a portion of its variable interest rate indebtedness. These interest rate swap agreements were considered a hedge against changes in the amount of future cash flows associated with the interest payments of the Company's variable rate debt obligations. Accordingly, the interest rate swap agreements were recorded at their estimated fair value on the consolidated balance sheet and the related gains or losses on these contracts were deferred in shareholders' equity as a component of comprehensive income. In conjunction with the debt refinancing, the interest rate swap agreements were terminated and the losses included in shareholders' equity as a component of comprehensive income were reflected in the consolidated statement of operations for the three and six months ended June 30, 2001 (See Note 5).

      New Accounting Standards

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadening the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and an impairment charge will be recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The provisions of SFAS 141 will be adopted for any business combination consummated after June 30, 2001. The provisions of SFAS 142, which apply to goodwill and intangible assets, will be adopted by the Company on January 1, 2002. The adoption of these accounting standards is expected to reduce the amount of amortization of intangible assets recorded in the Company's consolidated financial statements, commencing January 1, 2002. Management is currently evaluating whether the new criteria for recording intangible assets separate from goodwill will require the Company to reclassify any of its intangible assets.

2.    DEBT REFINANCING

      On June 27, 2001, the Company refinanced a majority of its long-term debt on a senior unsecured basis to reduce overall interest costs and obtain less restrictive covenants. Specifically, the Company completed a $550 million senior notes offering (the "Senior Notes") and entered into a new $500 million senior unsecured credit facility (the "Credit Agreement") which included a $175 million term loan. The Company used the net proceeds from the senior notes offering and new term loan, together with its cash on hand, to repay all of the $584 million which was outstanding under its then existing senior secured credit agreement, including the costs to settle existing interest rate swap agreements, and to

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


consummate a cash tender offer and consent solicitation for its 10 3/4% senior subordinated notes due 2006 (the "Subordinated Notes").

      In conjunction with the cash tender offer for the Company's Subordinated Notes, approximately $147 million in aggregate principal amount, or 98% of the $150 million of outstanding Subordinated Notes was tendered. In addition, the Company received the requisite consents from the holders of Subordinated Notes to amend the indenture governing the Subordinated Notes to eliminate substantially all of its restrictive provisions. The Company has made payments of approximately $160 million to holders with respect to the cash tender offer and consent solicitation, including tender premium and related solicitation and banking fees, and accrued interest.

      The Company incurred approximately $30 million of costs associated with the debt refinancing. Of that amount, $11 million represented costs associated with placing the new debt, which will be amortized over the term of the Senior Notes and Credit Agreement and $6 million represented the cost to terminate the interest rate swap agreements on the debt which was refinanced. The remaining $13 million represented primarily the tender premium incurred in conjunction with the Company's cash tender offer of the Subordinated Notes which was included in the extraordinary loss recorded in the second quarter of 2001 (see
Note 6).

      The Senior Notes were issued in two tranches: (a) $275,000,000 aggregate principal amount of 6 3/4% senior notes due 2006 ("Senior Notes due 2006"), issued at a discount of approximately $1.6 million and (b) $275,000,000 aggregate principal amount of 7 1/2% senior notes due 2011 ("Senior Notes due 2011"), issued at a discount of approximately $1.1 million. After considering the discounts, the effective interest rate on the Senior Notes due 2006 and Senior Notes due 2011 is 6.9% and 7.6%, respectively. The Senior Notes require semiannual interest payments commencing January 12, 2002. The Senior Notes are unsecured obligations of the Company and rank equally with the Company's other unsecured senior obligations. The Senior Notes are guaranteed by each of the Company's wholly owned subsidiaries that operate clinical laboratories in the United States (the "Subsidiary Guarantors").

      The Company's new senior unsecured credit facility consists of a five-year $175 million amortizing term loan and a five-year $325 million revolving credit facility. Interest is based on certain published rates plus an applicable margin that will vary based on changes in the Company's credit ratings. At the option of the Company, it may elect to enter into LIBOR based interest rate contracts for periods up to 180 days. Interest on any outstanding amounts not covered under the LIBOR based interest rate contracts is based on an alternate base rate which is calculated by reference to the prime rate or federal funds rate (as defined in the Credit Agreement). Additionally, the Company has the ability to borrow up to $200 million under the five year $325 million revolving credit facility at rates determined by a competitive bidding process among the lenders. As of June 30, 2001, the Company's borrowing rate on LIBOR-based loans was LIBOR plus 1.3125%. The obligations of the Company under the Credit Agreement are guaranteed by the Subsidiary Guarantors (i.e., the same subsidiaries that guarantee the Senior Notes). The Credit Agreement contains various covenants, including the maintenance of certain financial ratios, which could impact the Company's ability to, among other things, incur additional indebtedness, repurchase shares of its outstanding common stock, make additional investments and consummate acquisitions.

3.    INTEGRATION OF SBCL AND QUEST DIAGNOSTICS BUSINESSES

      During the fourth quarter of 1999, Quest Diagnostics finalized its plan to integrate SmithKline Beecham Clinical Laboratories, Inc. ("SBCL") into Quest Diagnostics' laboratory network. The plan focused principally on laboratory consolidations in geographic markets served by more than one of the Company's laboratories, and the redirection of testing volume within the Company's national network to provide more local testing and improve customer service. While the Company did not exit any geographic markets as a result of the plan, laboratories that were closed or reduced in size were located in the following metropolitan areas: Boston, Baltimore, Cleveland, Dallas, Detroit, Miami, New York and Philadelphia. The Company also transferred esoteric testing performed at SBCL's National Esoteric Testing Center in Van Nuys, California to Nichols Institute. Employee groups impacted as a result of these actions included those involved in the collection and testing of specimens, as well as administrative and other support functions. During the fourth quarter of 1999, the Company recorded the estimated costs associated with executing the integration plan. The majority of these integration costs related to employee severance, contractual obligations associated with leased facilities and equipment, and the write-off of fixed assets which management believed would have no future economic benefit upon combining the operations. Integration costs related to planned activities affecting SBCL's operations and employees were recorded as a

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


cost of the acquisition. Integration costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees were recorded as a charge to earnings in the fourth quarter of 1999.

      The following table summarizes the Company's accruals for integration costs affecting the acquired business of SBCL (in millions):


                                                   Costs of
                                       Employee    Exiting
                                       Severance    Leased
                                        Costs     Facilities     Other       Total
                                        -----     ----------     -----       -----

Balance, December 31, 2000 .......      $19.9       $ 1.9       $ 1.8       $23.6
Amounts utilized in 2001 .........       (9.4)       (0.8)       (1.2)      (11.4)
                                        -----       -----       -----       -----
Balance, June 30, 2001 ...........      $10.5       $ 1.1       $ 0.6       $12.2
                                        =====       =====       =====       =====


      The following table summarizes the Company's accruals for restructuring costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees (in millions):

                                                   Costs of
                                       Employee    Exiting
                                       Severance    Leased
                                        Costs     Facilities     Other       Total
                                        -----     ----------     -----       -----

Balance, December 31, 2000 .........    $ 8.8       $ 6.6       $ 0.7       $16.1
Amounts utilized in 2001 ...........     (5.3)       (1.4)       (0.5)       (7.2)
                                        -----       -----       -----       -----
Balance, June 30, 2001 .............    $ 3.5       $ 5.2       $ 0.2       $ 8.9
                                        =====       =====       =====       =====


      The actions associated with the SBCL integration plan, provided for in accruals for integration costs as of December 31, 2000, including those related to severed employees, were completed as of June 30, 2001. While a significant portion of the remaining accruals associated with the SBCL integration plan are expected to be paid in 2001, there are certain severance and facility related exit costs, principally lease obligations, that have payment terms extending beyond 2001.

4.    BUSINESS ACQUISITIONS

      On February 1, 2001, the Company acquired the assets of Clinical Laboratories of Colorado, LLC ("CLC") for $47.0 million, which included $4.0 million associated with non-competition agreements. At the closing of the acquisition, the Company used existing cash to fund the purchase price and related transaction costs of the acquisition. The acquisition of CLC was accounted for under the purchase method of accounting. The historical financial statements of Quest Diagnostics include the results of operations of CLC subsequent to the closing of the acquisition. Goodwill in the amount of approximately $42 million, representing acquisition costs in excess of the fair value of net assets acquired, is being amortized on the straight-line basis over forty years (see Note 1 - New Accounting Standards). The amounts paid under the non-compete agreements are being amortized on the straight-line basis over five years.

      During the second quarter of 2001, the Company paid $8.5 million to acquire the minority ownership interest of a consolidated joint venture from its joint venture partner.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


5.    PROVISION FOR SPECIAL CHARGES

      During the second quarter of 2001, the Company recorded a special charge of $6.0 million in connection with the refinancing of its debt and settlement of the Company's interest rate swap agreements. Prior to the Company's debt refinancing in June 2001 (see Note 2), the Company's credit agreement required the Company to maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with a portion of its variable interest rate indebtedness. These interest rate swap agreements were considered a hedge against changes in the amount of future cash flows associated with the interest payments of the Company's variable rate debt obligations. Accordingly, the interest rate swap agreements were recorded at their estimated fair value in the Company's consolidated balance sheet and the related losses on these contracts were deferred in shareholders' equity as a component of comprehensive income. In conjunction with the debt refinancing, the interest rate swap agreements were terminated and the losses included in shareholders' equity as a component of comprehensive income were reflected as a special charge in the consolidated statement of operations for the three and six months ended June 30, 2001.

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

6.    EXTRAORDINARY LOSS

      In conjunction with the Company's debt refinancing in the second quarter of 2001, the Company recorded an extraordinary loss of $36.0 million, ($21.6 million, net of taxes). The loss represented the write-off of deferred financing costs of $23.2 million, associated with the Company's debt which was refinanced, and $12.8 million of payments related primarily to the tender premium incurred in connection with the Company's cash tender offer of the Subordinated Notes (see Note 2).

7.    COMMITMENTS AND CONTINGENCIES

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

      Similar to Quest Diagnostics, SBCL has entered into settlement agreements with various governmental agencies and private payers primarily relating to its prior billing and marketing practices. Effective in 1997, SBCL and the United States government and various states reached a settlement with respect to the government's civil and administrative claims. SBCL is also responding to claims from private payers relating to billing and marketing issues similar to those that were the subject of the settlement with the government. The claims include ten purported class actions filed in various jurisdictions in the United States and two non-class action complaints by a number of insurance companies. Nine of the purported class actions have been consolidated into one complaint, which has been consolidated with one of the insurers'

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


suits for pre-trial proceedings. During April 2001, a settlement was reached in two of the complaints against SBCL for approximately $30 million. The settlement was paid directly by SmithKline Beecham plc ("SmithKline Beecham") in April 2001, under the terms of the indemnity described below.

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

      Amounts due from SmithKline Beecham at June 30, 2001, related to indemnified billing, professional liability and other claims discussed above, totaled approximately $42 million and represented management's best estimate of the amounts which are probable of being received from SmithKline Beecham to satisfy the indemnified claims on an after-tax basis. The estimated reserves and related amounts due from SmithKline Beecham are subject to change as additional information regarding the outstanding claims is gathered and evaluated.

      At June 30, 2001 recorded reserves, relating primarily to billing claims including those indemnified by Corning and SmithKline Beecham, approximated $55 million, including $2 million in other long-term liabilities. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


8.    COMMON STOCKHOLDERS' EQUITY

      Changes in common stockholders' equity for the six months ended June 30, 2001 were as follows:


                                                                                            Accumulated
                                              Additional                                       Other          Compre-
                                   Common       Paid-In      Accumulated     Unearned      Comprehensive      hensive
                                    Stock       Capital        Deficit     Compensation        (Loss)         Income
                                    -----       -------        -------     ------------        ------      --------------
BALANCE,
   DECEMBER 31, 2000               $   465    $1,591,976     $  (525,111)    $ (31,077)       $(5,458)

Net income                                                        61,243                                     $ 61,243
  Other comprehensive income
                                                                                                1,859           1,859
                                                                                                             --------
Comprehensive income                                                                                         $ 63,102
                                                                                                             ========
Two-for-one stock split (47,149
  common shares)                       472          (472)
Preferred dividends declared                                         (59)
Issuance of common stock under
  benefit plans (193 common
  shares)                                2        24,764                        (4,053)
Exercise of options (606 common
  shares)                                6        10,126
Shares to cover employee
  payroll tax withholdings on
  exercised options (2 common
  shares)                                           (189)
Tax benefits associated with
  stock-based compensation plans                  22,898
Amortization of unearned
  compensation                                                                  12,481
                                   -------    ----------     -----------     ---------        -------
BALANCE,
  JUNE 30, 2001                    $   945    $1,649,103     $  (463,927)    $ (22,649)       $(3,599)
                                   =======    ==========     ===========     =========        =======

      During the six months ended June 30, 2001, two thousand common shares were surrendered to cover employee payroll tax withholdings related to the exercise of stock options. For reporting purposes, these shares were accounted for as treasury purchases which were immediately retired.

      For the six months ended June 30, 2001, other comprehensive income included the cumulative effect of the change in accounting for derivative financial instruments upon adoption of SFAS 133, as amended, which reduced comprehensive income by approximately $1 million. In addition, in conjunction with the Company's debt refinancing, the interest rate swap agreements were terminated and the losses included in shareholders' equity as a component of comprehensive income were reflected as a special charge in the consolidated statement of operations for the three and six months ended June 30, 2001 (See
Note 5).

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


      Changes in common stockholders' equity for the six months ended June 30, 2000 were as follows:

                                                                                            Accumulated
                                              Additional                                       Other          Compre-
                                   Common       Paid-In      Accumulated     Unearned      Comprehensive      hensive
                                    Stock       Capital        Deficit     Compensation       (Loss)          Income
                                    -----       -------        -------     ------------       ------          ------
BALANCE,
   DECEMBER 31, 1999               $   444   $ 1,502,551     $  (627,045)    $ (11,438)       $ (2,450)

Net income                                                        47,977                                     $ 47,977

  Other comprehensive loss                                                                       (480)           (480)
                                                                                                             --------
Comprehensive income                                                                                         $ 47,497
                                                                                                             ========
Preferred dividends declared                                         (58)

Issuance of common stock under
  benefit plans (752  common
  shares)                                7        38,417                       (27,106)

Exercise of options (657 common
  shares)                                6         7,795

Shares to cover employee
  payroll tax withholdings on
  exercised stock options (142
  common shares)                        (1)       (8,098)

Tax benefits associated with
  stock-based compensation plans
                                                  10,786
Amortization of unearned
  compensation                                                                   9,010
                                   -------   -----------     -----------     ---------        -------
BALANCE,
   JUNE 30, 2000                   $   456   $ 1,551,451     $  (579,126)    $ (29,534)       $(2,930)
                                   =======   ===========     ===========     =========        =======


      During the six months ended June 30, 2000, one hundred forty-two thousand common shares were surrendered to cover employee payroll tax withholdings related to the exercise of stock options. For reporting purposes, these shares were accounted for as treasury purchases which were immediately retired.

9.    PENDING ACQUISITION

      On April 25, 2001, the Company signed a definitive agreement to acquire the outstanding voting shares of MedPlus, Inc. ("MedPlus"), a leading developer and integrator of clinical connectivity and data management solutions for healthcare organizations and clinicians. The agreement calls for the Company to pay $2 per share in cash for the remaining 82% of voting shares of MedPlus it does not currently own. The closing of this transaction, which also is dependent on approval by MedPlus shareholders, is expected to occur after the MedPlus annual meeting. At the closing of the acquisition, the Company expects to use existing cash to fund the purchase price (estimated at approximately $18 million) and related transaction costs of the acquisition. The acquisition of MedPlus will be accounted for under the purchase method of accounting. During the second quarter of 2001, the Company adopted the equity method of accounting for its investment in MedPlus and recorded a $1.5 million charge in the consolidated statement of operations for the three and six months ended June 30, 2001 representing its share of losses in MedPlus.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


10.   SUMMARIZED FINANCIAL INFORMATION

      The Senior Notes are guaranteed by each of the Company's wholly owned subsidiaries that operate clinical laboratories in the United States (the "Subsidiary Guarantors"). With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign and less than wholly owned subsidiaries.

      In conjunction with the Company's receivables financing in the third quarter of 2000, the Company formed a new wholly owned non-guarantor subsidiary, Quest Diagnostics Receivables Incorporated ("QDRI"). The Company and the Subsidiary Guarantors transferred all private domestic receivables (principally excluding receivables due from Medicare, Medicaid and other federal programs and receivables due from customers of its joint ventures) to QDRI. QDRI utilized the transferred receivables to collateralize the receivables financing. The Company and the Subsidiary Guarantors provide collection services to QDRI. QDRI uses cash collections principally to purchase new receivables from the Company and the Subsidiary Guarantors.

      The following condensed consolidating financial data illustrates the composition of the combined guarantors. Investments in subsidiaries are accounted for by the parent using the equity method for purposes of the supplemental consolidating presentation. Earnings (losses) of subsidiaries are therefore reflected in the parent's investment accounts and earnings. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)




Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2001


                                                                       Subsidiary      Non-Guarantor
                                                        Parent         Guarantors      Subsidiaries    Eliminations     Consolidated
                                                        ------        ------------     -------------   ------------     ------------
Net revenues ..................................     $   301,626      $ 1,437,653      $   217,717      $  (142,854)     $ 1,814,142

Costs and expenses:
 Cost of services .............................         219,952          808,689           49,815             --          1,078,456
 Selling, general and administrative ..........          78,758          312,868          125,014           (7,364)         509,276
 Interest, net ................................          33,461          131,882           13,305         (135,490)          43,158
 Amortization of intangibles ..................           2,324           20,616              299             --             23,239
 Provision for special charges ................           5,997             --               --               --              5,997
 Royalty (income) expense .....................        (122,054)         122,054             --               --               --
 Other, net ...................................             685             (877)           3,025             --              2,833
                                                    -----------      -----------      -----------      -----------      -----------
  Total .......................................         219,123        1,395,232          191,458         (142,854)       1,662,959
                                                    -----------      -----------      -----------      -----------      -----------
Income before taxes and extraordinary loss.....          82,503           42,421           26,259             --            151,183
Income tax expense ............................          36,922           20,517           10,892             --             68,331
                                                    -----------      -----------      -----------      -----------      -----------
Income before equity earnings and
  extraordinary loss ..........................          45,581           21,904           15,367             --             82,852
Equity earnings from subsidiaries .............          19,542             --               --            (19,542)            --
                                                    -----------      -----------      -----------      -----------      -----------
Income before extraordinary loss ..............          65,123           21,904           15,367          (19,542)          82,852
Extraordinary loss, net of taxes ..............          (3,880)         (15,567)          (2,162)            --            (21,609)
                                                    -----------      -----------      -----------      -----------      -----------
Net income ....................................     $    61,243      $     6,337      $    13,205      $   (19,542)     $    61,243
                                                    ===========      ===========      ===========      ===========      ===========




Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2000

                                                                       Subsidiary      Non-Guarantor
                                                        Parent         Guarantors      Subsidiaries    Eliminations    Consolidated
                                                        ------        ------------     ------------    ------------    ------------
Net revenues ...................................     $   348,226      $ 1,335,322      $    51,044      $      --        $ 1,734,592

Costs and expenses:
 Cost of services ..............................         216,558          791,893           41,023             --          1,049,474
 Selling, general and administrative ...........         152,413          336,925           13,343             --            502,681
 Interest, net .................................           7,144           52,633              190             --             59,967
 Amortization of intangibles ...................           2,856           20,808              230             --             23,894
 Provision for special charges .................           2,100             --               --               --              2,100
 Royalty (income) expense ......................         (38,405)          38,405             --               --               --
 Other, net ....................................             120             (160)           3,107             --              3,067
                                                     -----------      -----------      -----------      -----------      -----------
  Total ........................................         342,786        1,240,504           57,893             --          1,641,183
                                                     -----------      -----------      -----------      -----------      -----------
Income (loss) before taxes .....................           5,440           94,818           (6,849)            --             93,409
Income tax expense (benefit) ...................           4,187           43,936           (2,691)            --             45,432
Equity earnings from subsidiaries ..............          46,724             --               --            (46,724)            --
                                                     -----------      -----------      -----------      -----------      -----------
Net income (loss) ..............................     $    47,977      $    50,882      $    (4,158)     $   (46,724)     $    47,977
                                                     ===========      ===========      ===========      ===========      ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)



Condensed Consolidating Balance Sheet
June 30, 2001

                                                                       Subsidiary     Non-Guarantor
                                                        Parent         Guarantors     Subsidiaries    Eliminations      Consolidated
                                                        ------        ------------      ----------    ------------      ------------
Assets
Current assets:
Cash and cash equivalents ...................      $      --        $   164,816      $     9,349       $      --         $   174,165
Accounts receivable, net ....................           10,478           39,569          470,826              --             520,873
Other current assets ........................           92,878           75,367           93,377              --             261,622
                                                   -----------      -----------      -----------       -----------       -----------
  Total current assets ......................          103,356          279,752          573,552              --             956,660
Property, plant and equipment, net ..........          150,390          323,159           13,290              --             486,839
Intangible assets, net ......................           78,123        1,206,281            9,065              --           1,293,469
Intercompany receivable (payable) ...........          158,895          111,013         (269,908)             --                --
Investment in subsidiaries ..................        1,048,780             --               --          (1,048,780)             --
Other assets ................................           74,617           57,417           29,423              --             161,457
                                                   -----------      -----------      -----------       -----------       -----------
  Total assets ..............................      $ 1,614,161      $ 1,977,622      $   355,422       $(1,048,780)      $ 2,898,425
                                                   ===========      ===========      ===========       ===========       ===========


Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
Accounts payable and accrued expenses ........      $   319,177      $   260,228      $    22,907      $      --         $   602,312
Short-term borrowings and current portion of
  long-term debt .............................            4,782           26,500          256,465             --             287,747
                                                    -----------      -----------      -----------      -----------       -----------
  Total current liabilities ..................          323,959          286,728          279,372             --             890,059
Long-term debt ...............................           86,439          632,128            8,106             --             726,673
Other liabilities ............................           42,890           65,341           12,589             --             120,820
Preferred stock ..............................            1,000             --               --               --               1,000
Common stockholders' equity ..................        1,159,873          993,425           55,355       (1,048,780)        1,159,873
                                                    -----------      -----------      -----------      -----------       -----------
  Total liabilities and stockholders'
   equity ....................................      $ 1,614,161      $ 1,977,622      $   355,422      $(1,048,780)      $ 2,898,425
                                                     ==========       ==========        =========      ===========        ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


Condensed Consolidating Balance Sheet
December 31, 2000

                                                                       Subsidiary     Non-Guarantor
                                                        Parent         Guarantors     Subsidiaries     Eliminations     Consolidated
                                                        ------        ------------    -------------    ------------     ------------
Assets
Current assets:
Cash and cash equivalents .......................     $      --        $   163,863     $     7,614      $      --        $   171,477
Accounts receivable, net ........................           6,159           29,548         449,866             --            485,573
Other current assets ............................         191,693          129,881           9,030           (6,965)         323,639
                                                      -----------      -----------     -----------      -----------      -----------
  Total current assets ..........................         197,852          323,292         466,510           (6,965)         980,689
Property, plant and equipment, net ..............         121,159          316,630          12,067             --            449,856
Intangible assets, net ..........................          72,514        1,180,341           8,748             --          1,261,603
Intercompany receivable (payable) ...............         (78,538)         253,994        (175,456)            --               --
Investment in subsidiaries ......................       1,031,135             --              --         (1,031,135)            --
Other assets ....................................          66,623           71,692          34,073             --            172,388
                                                      -----------      -----------     -----------      -----------      -----------
  Total assets ..................................     $ 1,410,745      $ 2,145,949     $   345,942      $(1,038,100)     $ 2,864,536
                                                      ===========      ===========     ===========      ===========      ===========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses ........      $   247,558      $   418,147      $    30,842      $    (6,965)      $   689,582
Short-term borrowings and current
 portion of long-term debt ...................              837            8,215          256,356             --             265,408
                                                    -----------      -----------      -----------      -----------       -----------
  Total current liabilities ..................          248,395          426,362          287,198           (6,965)          954,990
Long-term debt ...............................           95,711          661,340            3,654             --             760,705
Other liabilities ............................           34,844           71,159           11,043             --             117,046
Preferred stock ..............................            1,000             --               --               --               1,000
Common stockholders' equity ..................        1,030,795          987,088           44,047       (1,031,135)        1,030,795
                                                    -----------      -----------      -----------      -----------       -----------
  Total liabilities and stockholders' equity..      $ 1,410,745      $ 2,145,949      $   345,942      $(1,038,100)      $ 2,864,536
                                                     ==========      ===========      ===========      ===========        ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2001

                                                                      Subsidiary       Non-Guarantor
                                                        Parent        Guarantors       Subsidiaries   Eliminations      Consolidated
                                                        ------        ----------       -------------  ------------      ------------
Cash flows from operating activities:
Net income ....................................       $  61,243        $   6,337        $  13,205        $ (19,542)       $  61,243
Extraordinary loss, net of taxes ..............           3,880           15,567            2,162             --             21,609
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
 Depreciation and amortization ................          19,443           49,106            2,354             --             70,903
 Provision for doubtful accounts ..............             715           10,047          100,092             --            110,854
 Provision for special charges ................           5,997             --               --               --              5,997
 Other, net ...................................           4,582           30,349          (34,483)          19,542           19,990
 Changes in operating assets and liabilities...         (78,225)          (4,194)         (56,542)            --           (138,961)
                                                      ---------        ---------        ---------        ---------        ---------
Net cash provided by operating activities......          17,635          107,212           26,788             --            151,635
Net cash used in investing activities .........         (23,888)         (91,941)            (194)          (4,564)        (120,587)
Net cash provided by (used in)
 financing activities .........................           6,253          (14,318)         (24,859)           4,564          (28,360)
                                                      ---------        ---------        ---------        ---------        ---------
Net change in cash and cash equivalents........            --                953            1,735             --              2,688
Cash and cash equivalents, beginning of year...            --            163,863            7,614             --            171,477
                                                      ---------        ---------        ---------        ---------        ---------
Cash and cash equivalents, end of period.......       $    --          $ 164,816        $   9,349        $    --          $ 174,165
                                                      =========         ========        =========        =========        =========


Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2000

                                                                      Subsidiary       Non-Guarantor
                                                        Parent        Guarantors       Subsidiaries   Eliminations      Consolidated
                                                        ------        ----------       -------------  ------------      ------------
Cash flows from operating activities:
Net income (loss) .............................       $  47,977        $  50,882        $  (4,158)       $ (46,724)       $  47,977
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
 Depreciation and amortization ................          20,502           45,340            1,522             --             67,364
 Provision for doubtful accounts ..............          17,347          105,616            1,252             --            124,215
 Provision for special charges ................           2,100             --               --               --              2,100
 Other, net ...................................         (28,900)          (5,979)           3,520           46,724           15,365
 Changes in operating assets and liabilities...         (38,363)         (83,693)           5,012             --           (117,044)
                                                      ---------        ---------        ---------        ---------        ---------
Net cash provided by operating activities......          20,663          112,166            7,148             --            139,977
Net cash used in investing activities .........         (24,241)         (21,665)          (1,094)            (966)         (47,966)
Net cash provided by (used in)
 financing activities .........................           3,578          (18,169)          (6,243)             966          (19,868)
                                                      ---------        ---------        ---------        ---------        ---------
Net change in cash and cash equivalents........            --             72,332             (189)            --             72,143
Cash and cash equivalents, beginning of year...            --             18,864            8,420             --             27,284
                                                      ---------        ---------        ---------        ---------        ---------
Cash and cash equivalents, end of period.......       $    --          $  91,196        $   8,231        $    --          $  99,427
                                                      =========         ========        =========        =========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEGRATION OF SBCL AND QUEST DIAGNOSTICS BUSINESSES

     We expect to continue to realize significant benefits from combining our existing laboratory network with that of SmithKline Beecham Clinical Laboratories, Inc. ("SBCL"). We have completed the process of reducing redundant facilities and infrastructure, including laboratory consolidations in geographic markets served by more than one of our laboratories, and redirecting testing volume within our national network to provide more local testing and improve customer service. We have not exited any geographic markets as a result of the plan. Employee groups impacted as a result of these actions included those involved in the collection and testing of specimens, as well as administrative and other support functions. During the fourth quarter of 1999, we recorded the estimated costs associated with executing the integration plan. The majority of these integration costs related to employee severance, contractual obligations associated with leased facilities and equipment, and the write-off of fixed assets which management believed would have no future economic benefit upon combining operations. Integration costs related to planned activities affecting SBCL's operations and employees were recorded as a cost of the acquisition. Integration costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees were recorded as a charge to earnings in the fourth quarter of 1999. A full discussion and analysis of the reserves related to the SBCL integration is contained in Note 3 to the interim consolidated financial statements.

     The actions associated with the SBCL integration plan, provided for in accruals for integration costs as of December 31, 2000, including those related to severed employees, were completed as of June 30, 2001. Other activities, for which no accruals had been recorded as of December 31, 2000, including the standardization of information systems, will continue beyond 2001.

     We continue to expect that the SBCL integration will result in approximately $150 million of annual synergies to be achieved by the end of 2002. During 2000, we estimate that we realized approximately $50 million of these synergies, and at the end of 2000 we had achieved an annual rate of synergies approaching $100 million. We expect that during 2001 we will realize additional synergies driven by cost reductions, and we anticipate that by the end of 2001, we will achieve an annual rate of synergies of at least $120 million. For the three and six months ended June 30, 2001, we estimate that we realized approximately $30 million and $55 million, respectively, of these synergies, and at the end of the second quarter of 2001, we had achieved an annual rate of synergies of approximately $120 million.

     Management anticipates that additional charges may be recorded associated with further consolidation activities. Management cannot estimate the amount or the timing of these charges at this time, but expects to fund these charges with cash from operations.

RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED WITH THREE AND SIX MONTHS ENDED JUNE 30, 2000

     Income before an extraordinary loss for the three months ended June 30, 2001 increased to $47.1 million from $30.2 million for the three months ended June 30, 2000. For the six months ended June 30, 2001, income before an extraordinary loss increased to $82.9 million from $48.0 million for the prior year period. In conjunction with our debt refinancing in the second quarter of 2001, results for the three and six months ended June 30, 2001 included an extraordinary loss of $36.0 million ($21.6 million, net of tax). In addition, results for the three and six months ended June 30, 2001 and 2000 included special charges of $6.0 million ($3.6 million, net of tax) and $2.1 million ($1.3 million, net of tax), reflected on the face of the consolidated statements of operations. Excluding the special charges and extraordinary loss, income for the three months ended June 30, 2001 increased to $50.7 million, compared to $31.4 million for the prior year period, an increase of 61%. Income for the six months ended June 30, 2001 increased to $86.5 million, compared to $49.2 million, an increase of 76%, excluding the special charges and extraordinary loss. These increases were primarily attributable to improvements in average revenue per requisition, the realization of synergies from the SBCL integration and a reduction in net interest expense, partially offset by increases in employee compensation and supply costs, and investments in our Six Sigma quality initiative, information technology strategy and strategic growth opportunities. After considering the special charges and extraordinary loss, reported net income for the three months ended June 30, 2001 was $25.5 million, compared to $30.2 million for the prior year period. For the six months ended June 30, 2001, reported net income increased to $61.2 million from $48.0 million for the prior year period.

     Results for the three and six months ended June 30, 2000 included the effects of testing performed by third parties under our laboratory network management arrangements. As laboratory network manager, we included in our consolidated revenues and expenses the cost of testing performed by third parties. This treatment added $14.4 million and $46.8 million to both reported revenues and cost of services for the three and six months ended June 30, 2000, respectively. This treatment also serves to increase cost of services as a percentage of net revenues and decrease selling, general and administrative expenses as a percentage of net revenues. During the first quarter of 2000, we terminated a laboratory network management arrangement with AetnaUSHealthcare, and entered into a new non-exclusive contract under which we are no longer responsible for the cost of testing performed by third parties. In addition, during the third quarter of 2000, we amended our laboratory network management contract with Oxford Health to remove the financial risk associated with testing performed by third parties. As a result of these contract modifications, we are no longer required to include in our consolidated revenues and expenses, the cost of testing performed by third parties. This impacts the comparability of results between the periods presented and serves to reduce the increase in reported net revenues during the three and six months ended June 30, 2001 by $14.4 million and $46.8 million, respectively.

     Net Revenues

     Excluding the effect of testing performed by third parties under our laboratory network management arrangements in 2000, net revenues for the three and six months ended June 30, 2001 grew by 8.0% and 7.5%, respectively, when compared to the prior year period, primarily due to improvements in average revenue per requisition of 7.9% and 8.0%, respectively. The improvement in average revenue per requisition was primarily attributable to improved pricing on managed care business, a shift in test mix to higher value testing and a shift in payer mix to fee-for-service reimbursement. Business contributed during 2000 to our unconsolidated joint ventures in Phoenix, Arizona, Indianapolis, Indiana and Dayton, Ohio reduced our reported requisition volume for the three and six months ended June 30, 2001 by approximately 1.4% and 1.5%, respectively, compared to the prior year period. After adjusting for business contributed to unconsolidated joint ventures, clinical testing volume, measured by the number of requisitions, for the three and six months ended June 30, 2001 increased approximately 1.6% and 1.1%, respectively, over the prior year period. Contributing to this increase was our acquisition of the assets of Clinical Laboratories of Colorado, LLC ("CLC") in the first quarter of 2001, which increased volume for both the three and six months ended June 30, 2001 by approximately 1%, and an increase in volume from our principal customers, physicians and hospitals, of approximately 2.9% and 2.1%, respectively. Partially offsetting these increases was a decline in testing volumes associated with our drugs of abuse testing business, driven by a general slowing of the economy and a corresponding slowdown in hiring, which reduced total company volume for the three and six months ended June 30, 2001 by about 2.3% and 2.0%, respectively, compared to the prior year period. Overall, reported volumes for the three months ended June 30, 2001 increased by approximately 0.2%, compared to the prior year period. For the six months ended June 30, 2001, reported volumes decreased by approximately 0.4%, compared to the prior year period.

     Operating Costs and Expenses

     Excluding the effect of testing performed by third parties under our laboratory network management arrangements in 2000, total operating costs for the three and six months ended June 30, 2001 increased approximately $47 million and $82 million, respectively, from the earlier period. These increases were primarily due to increases in employee compensation and supply costs, partially offset by a reduction in bad debt expense. While our cost structure has been favorably impacted by the synergies realized as a result of the SBCL integration, we continue to make investments to enhance our infrastructure to pursue our overall business strategy. These investments include those related to:

     - Our Six Sigma quality initiative which we believe will provide us with a competitive advantage in the market place and ultimately serve to reduce costs;

     - Skills training for all employees, which together with our competitive pay and benefits, helps to increase employee satisfaction and performance, thereby enabling us to provide better services to our customers;

     -    Our information technology strategy; and

     -    Our strategic growth opportunities such as direct-to-consumer testing.

     The following discussion and analysis regarding cost of services, selling, general and administrative expenses and bad debt expense exclude the effect of testing performed by third parties under our laboratory network management arrangements in 2000, which serve to increase cost of services as a percentage of net revenues and reduce selling, general and administrative expenses as a percentage of net revenues. Cost of services include the costs of obtaining, transporting and testing specimens. While costs of services as a percentage of net revenues for the three months ended June 30, 2001, increased to 59.0% from 58.7% a year ago, it decreased from 59.9% in the first quarter of 2001. The increase was primarily attributable to increased employee compensation and supply costs, partially offset by improvements in average revenue per requisition. Costs of services as a percentage of net revenues was 59.4% for the six months ended June 30, 2001, which is consistent with the prior year's level.

     Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased during the three months ended June 30, 2001 as a percentage of net revenues to 27.5% from 29.3% in the prior year period. For the six months ended June 30, 2001, selling, general and administrative expenses decreased as a percentage of net revenues to 28.1% from 29.8% in the prior year period. These decreases were primarily due to improvements in average revenue per requisition and bad debt expense, partially offset by an increase in employee compensation costs and investments to enhance our infrastructure to pursue our overall business strategy. During the second quarter of 2001, bad debt expense was 6.0% of net revenues, compared to 7.1% of net revenues a year ago. For the six months ended June 30, 2001, bad debt expense was 6.1% of net revenues, compared to 7.4% of net revenues in the prior year. The improvements in bad debt expense were principally attributable to the continuing significant progress that we have made to improve the overall collection experience of the combined company through process improvements primarily related to the collection of diagnosis, patient and insurance information necessary to effectively bill for services performed. Based on prior experience as well as the continued sharing of internal best practices in the billing functions, we believe that substantial opportunities continue to exist to improve our overall collection experience.

     Interest Expense, Net

     Net interest expense for the three and six months ended June 30, 2001 decreased from the prior year periods by $9.7 million and $16.8 million, respectively. These reductions were primarily due to an overall reduction in debt levels, the favorable impact of our receivables credit facility which has served to lower the weighted average borrowing rate on our outstanding debt and lower interest rates on our variable rate debt.

     Amortization of Intangible Assets

     Amortization of intangible assets for the three months ended June 30, 2001 increased from the prior year period by $0.2 million. This increase was primarily attributable to the amortization of intangible assets related to our acquisition of CLC and the amortization of goodwill associated with certain investments accounted for under the equity method of accounting. These increases were offset in large part by the impact of the adjustments recorded in the third and fourth quarters of 2000 to reduce the amount of goodwill associated with the SBCL acquisition by approximately $130 million. For the six months ended June 30, 2001, amortization of intangible assets decreased $0.7 million as a result of the same factors.

     In July 2001, the Financial Accounting Standards Board issued two new accounting standards related to business combinations and goodwill and other intangible assets. The adoption of these accounting standards is expected to reduce our amortization of intangible assets, commencing January 1, 2002. See "Impact of New Accounting Standards" below for further details.

     Provision for Special Charges

     During the second quarter of 2001, we recorded a special charge of $6.0 million in connection with the refinancing of our debt and settlement of our interest rate swap agreements. Prior to our debt refinancing in June 2001, our credit agreement required us to maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with a portion of our variable interest rate indebtedness. These interest rate swap agreements were considered a hedge against changes in the amount of future cash flows associated with the interest payments of our variable rate debt obligations. Accordingly, the interest rate swap agreements were recorded at their estimated fair value in our consolidated balance sheet and the related losses on these contracts were deferred in shareholders' equity as a component of comprehensive income. In conjunction with the debt refinancing, the interest rate swap agreements were terminated and the losses reflected in shareholders' equity as a component of comprehensive income were reclassified to earnings during the second quarter of 2001 and classified as a special charge in the consolidated statement of operations for the three and six months ended June 30, 2001.

     During the second quarter of 2000, we recorded a net special charge of $2.1 million. Of the special charge, $13.4 million represented the costs to cancel certain contracts that we believed were not economically viable as a result of the SBCL acquisition. These costs were principally associated with the cancellation of a co-marketing agreement for clinical trials testing services. We believe that the cancellation of this agreement will not have an adverse effect on net revenues. These charges were in large part offset by a reduction in reserves attributable to a favorable resolution of outstanding claims for reimbursements associated with billings of certain tests.

     Minority Share of Income

     Minority share of income for the six months ended June 30, 2001 decreased from the prior year level, primarily due to start up losses associated with a new joint venture in Oklahoma in which we hold a 51% interest.

     Other, Net

     Other, net for the three and six months ended June 30, 2001 increased by $.4 million and $1.2 million, respectively, compared to the prior year level, primarily due to the write-off of certain impaired assets of $7.0 million and $9.2 million, respectively, partially offset by a $6.3 million gain on the sale of an investment in the second quarter of 2001 and an increase in equity earnings primarily from our unconsolidated joint ventures.

     Income Taxes

     Our effective tax rate is significantly impacted by goodwill amortization, the majority of which is not deductible for tax purposes, and has the effect of increasing the overall tax rate. The reduction in the effective tax rate for the three and six months ended June 2001 was primarily due to pretax earnings increasing at a faster rate than goodwill amortization and other non-deductible items.

     Extraordinary Loss

     In conjunction with our debt refinancing in the second quarter of 2001, we recorded an extraordinary loss of $36.0 million, ($21.6 million, net of taxes). The loss represented the write-off of deferred financing costs of $23.2 million, associated with our debt which was refinanced, and $12.8 million of payments related primarily to the tender premium incurred in connection with our cash tender offer of our 10 3/4% senior subordinated notes due 2006 (the "Subordinated Notes"). Our debt refinancing is more fully described under "Debt Refinancing" and in Note 2 to the interim consolidated financial statements.

     Adjusted EBITDA

     Adjusted EBITDA represents income before extraordinary loss, income taxes, net interest expense, depreciation, amortization and special charges. Adjusted EBITDA for the three and six months ended June 30, 2000 also excludes $3.1 million and $4.5 million, respectively, of costs associated with the SBCL integration plan which were included in operating costs and expensed as incurred. Adjusted EBITDA is presented and discussed because management believes it is a useful adjunct to net income and other measurements under accounting principles generally accepted in the United States since it is a meaningful measure of a company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to (i) net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

     Adjusted EBITDA for the three months ended June 30, 2001 improved to $148.8 million, or 16.0% of net revenues, from $127.8 million, or 14.6% of net revenues, in the prior year period. For the six months ended June 30, 2001, Adjusted EBITDA improved to $271.2 million, or 15.0% of net revenues, from $227.4 million, or 13.1% of net revenues, in the prior year period. The improvements in Adjusted EBITDA were primarily due to improvements in the average revenue per requisition and cost synergies resulting from the SBCL integration, partially offset by increases in employee compensation and supply costs and investments in our Six Sigma quality initiative, information technology strategy and strategic growth opportunities.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. We do not believe that our foreign exchange exposure is material to our financial position or results of operations. See Note 2 to the consolidated financial statements contained in our 2000 Annual Report on

Form 10-K for additional discussion of our financial instruments and hedging activities. Prior to our debt refinancing in June 2001, our credit agreement required us to maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with a portion of our variable rate bank debt. In conjunction with our debt refinancing, the interest rate swap agreements were terminated. Our debt refinancing is more fully described under "Debt Refinancing" and in Note 2 to the interim consolidated financial statements.

     At both June 30, 2001 and December 31, 2000, the fair value of our debt was estimated at approximately $1.0 billion, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At June 30, 2001 and December 31, 2000, the estimated fair value exceeded the carrying value of the debt by approximately $2 million and $5 million, respectively. An assumed 10% increase in interest rates (representing approximately 70 basis points) would potentially reduce the estimated fair value of our debt by approximately $0.6 million at June 30, 2001.

     At June 30, 2001 and December 31, 2000, we had approximately $438 million and $848 million, respectively, of variable interest rate debt outstanding. Based on our net exposure to interest rate changes, an assumed 10% increase in interest rates (representing approximately 70 basis points) would result in a $0.5 million reduction in our after-tax earnings and cash flows for the six months ended June 30, 2001 based on debt levels as of June 30, 2001. The primary interest rate exposures on the variable interest rate debt are with respect to interest rates on United States dollars as quoted in the London interbank market.

DEBT REFINANCING

     On June 27, 2001, we refinanced a majority of our long-term debt on a senior unsecured basis to reduce overall interest costs and obtain less restrictive covenants. Specifically, we completed a $550 million senior notes offering (the "Senior Notes") and entered into a new $500 million senior unsecured credit facility (the "Credit Agreement") which included a $175 million term loan. We used the net proceeds from the senior notes offering and new term loan, together with cash on hand, to repay all of the $584 million which was outstanding under our then existing senior secured credit agreement, including the costs to settle existing interest rate swap agreements, and to consummate a cash tender offer and consent solicitation for our Subordinated Notes. The refinancing is expected to lower annual interest expense by approximately $23 million. Interest expense for the second half of 2001 is expected to be reduced by approximately $11 million as a result of the refinancing. The Senior Notes and Credit Agreement are further described in Note 2 to the interim consolidated financial statements.

     In conjunction with the cash tender offer for the Subordinated Notes, approximately $147 million in aggregate principal amount, or 98% of the $150 million of outstanding Subordinated Notes was tendered. In addition, we received the requisite consents from the holders of Subordinated Notes to amend the indenture governing the Subordinated Notes to eliminate substantially all of its restrictive provisions. We have made payments of approximately $160 million to holders with respect to the cash tender offer and consent solicitation, including tender premium and related solicitation and banking fees, and accrued interest.

     We incurred approximately $30 million of costs associated with the debt refinancing. Of that amount, $11 million represented costs associated with placing the new debt which will be amortized over the term of the Senior Notes and Credit Agreement and $6 million represented the cost to terminate the interest rate swap agreements on the debt which was refinanced. The remaining $13 million represented primarily the tender premium incurred in conjunction with our cash tender offer of the Subordinated Notes which was included in the extraordinary loss recorded in the second quarter of 2001 as discussed in Note 6 to the interim consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents at June 30, 2001 totaled $174.2 million, an increase of $2.7 million from December 31, 2000. Cash flows from operating activities in 2001 provided cash of $151.6 million, which was used to fund investing and financing activities which required cash of $148.9 million. Cash and cash equivalents at June 30, 2000 totaled $99.4 million, an increase of $72.1 million from December 31, 1999. Cash flows from operating activities in 2000 provided cash of $140.0 million, which was used to fund investing and financing activities which required cash of $67.9 million. We maintain zero-balance bank accounts for the majority of our cash disbursements. Prior to the second quarter of 2000, we maintained our largest disbursement accounts and primary concentration accounts at the same financial institution, giving that financial institution the legal right of offset. As such, book overdrafts related to the disbursement accounts were offset against cash balances in the concentration accounts for reporting purposes. During the second quarter of 2000, we moved our primary concentration account to another financial institution such that no offset existed at June 30, 2000. As a result, book overdrafts in the amount of $46.4 million at June 30, 2000, representing outstanding checks, were classified as liabilities and not reflected as a reduction of cash at June 30, 2000.

     Net cash from operating activities for 2001 was $11.7 million higher than the 2000 level. Excluding the $46.4 million increase in 2000 cash from operations, associated with the accounting for book overdrafts discussed above, the increase in net cash from operating activities for 2001 was $58.1 million, compared to the prior year period. This increase was primarily due to improved operating performance, partially offset by increased employee incentive payments and the costs to settle our interest rate swap agreements. Days sales outstanding, a measure of billing and collection efficiency, was 51 days at June 30, 2001, compared to 51 days at March 31, 2001 and 56 days at December 31, 2000.

     Net cash used in investing activities in 2001 was $120.6 million, consisting primarily of capital expenditures of $78.4 million, acquisition and related costs of $55.7 million, including $47.2 million to acquire the assets of CLC in Denver, and $21.5 million in proceeds from the disposition of assets, including $20.6 million from the sale of an investment in the second quarter of 2001. Net cash used in investing activities in 2000 was $48.0 million, consisting primarily of capital expenditures of $40.7 million. The increase in capital spending above the prior year level was primarily attributable to facility expansions and reconfigurations initiated as part of our integration plans and information technology investments.

     Net cash used in financing activities for 2001 was $28.4 million consisting primarily of the net cash activity associated with our debt refinancing in the second quarter of 2001, partially offset by proceeds from the exercise of stock options. During the second quarter of 2001, we refinanced the majority of our long-term debt. The gross proceeds of $722.3 million from the Senior Notes offering and the new term loan under the Credit Agreement, together with cash on hand, was used to repay the entire outstanding principal under our then existing credit agreement and to consummate the cash tender offer and consent solicitation for our Subordinated Notes. Of the $734.0 million in debt repayments for the six months ended June 30, 2001, $584.0 million related to the repayment of the entire outstanding principal under our then existing credit agreement and $147.0 million represented the aggregate principal amount of outstanding Subordinated Notes which were tendered. During 2001, we incurred approximately $30 million of costs associated with the debt refinancing. Of that amount, $23.7 million was included in financing activities and principally represented $10.9 million of costs associated with placing the new debt, and a $12.8 million tender premium incurred in conjunction with our cash tender offer of the Subordinated Notes, which was included in the extraordinary loss recorded in the second quarter of 2001. The remaining $6 million was reflected in cash from operations and represented the cost to settle the interest rate swap agreements on the debt which was refinanced. Net cash used in financing activities for 2000 was $19.9 million, consisting primarily of $22.4 million of scheduled debt repayments and $4.8 million of distributions to minority partners, partially offset by $7.8 million of proceeds from the exercise of stock options.

     We estimate that we will invest approximately $140 million to $150 million during 2001 for capital expenditures, principally related to investments in information technology, equipment, and facility upgrades and expansions. Other than the reduction for outstanding letters of credit, which approximated $24 million at June 30, 2001, all of the new $325 million revolving credit facility under our Credit Agreement was available for borrowing at June 30, 2001.

     We believe that cash from operations and the revolving credit facility under our new Credit Agreement, together with the indemnifications by Corning Incorporated and SmithKline Beecham plc against monetary fines, penalties or losses from outstanding government and other related claims, will provide sufficient financial flexibility to meet seasonal working capital requirements and to fund capital expenditures and additional growth opportunities for the foreseeable future. Our improved credit ratings from both Standard & Poor's and Moody's Investor Services have had a favorable impact on our cost of and access to capital. Additionally, we believe that our improved financial performance should provide us with access to additional financing, if necessary, to fund growth opportunities which cannot be funded from existing sources. We do not anticipate paying dividends on our common stock in the foreseeable future.

     On April 25, 2001, we signed a definitive agreement to acquire the outstanding voting shares of MedPlus, Inc. ("MedPlus"), a leading developer and integrator of clinical connectivity and data management solutions for healthcare organizations and clinicians. The agreement calls for us to pay $2 per share in cash for the remaining 82% of voting shares of MedPlus that we do not currently own. The closing of this transaction, which also is dependent on approval by MedPlus shareholders, is expected to occur after the MedPlus annual meeting. At the closing of the acquisition, we expect to use existing cash to fund the purchase price (estimated at approximately $18 million) and related transaction costs of the acquisition. The acquisition of MedPlus will be accounted for under the purchase method of accounting.

     On May 31, 2001, we effected a two-for-one stock split of our common stock by means of a stock dividend of one new share of common stock for each share of common stock held by stockholders of record on May 16, 2001.

IMPACT OF NEW ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadening the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and an impairment charge will be recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The provisions of SFAS 141 will be adopted for any business combination consummated after June 30, 2001. The provisions of SFAS 142, which apply to goodwill and intangible assets, will be adopted by us on January 1, 2002. The adoption of these accounting standards is expected to reduce our amortization of intangible assets commencing January 1, 2002. We are currently evaluating whether the new criteria for recording intangible assets separate from goodwill will require us to reclassify any of our intangible assets.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     See Note 7 to the interim consolidated financial statements for information regarding the status of government investigations and private claims, including those related to SBCL.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a) The annual meeting of stockholders of the Company was held on May 8, 2001. At the meeting the matters described below were approved by the stockholders.


        (b-c) The following nominees for the office of director were elected for terms expiring at the 2004 annual meeting of stockholders, with the following number of votes for and withheld:

                                                   For                 Withheld
                Report on  Kenneth D. Brody      34,107,227            9,173,813
                Mary A. Cirillo                  42,306,675              974,365
                William R. Grant                 42,957,257              323,783

                The following persons continue as directors:

                William F. Buehler
                Van C. Campbell
                Kenneth W. Freeman
                Dan C. Stanzione
                Gail R. Wilensky
                John B. Ziegler

        The proposed amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 100 million shares to 300 million shares was approved, with the following number of votes for, against, and abstained:

               For:    40,529,756     Against:   2,688,496   Abstained:  62,788

        The proposed amendment to the Company's 1999 Equity Participation Program to increase the number of shares of common stock issuable under the program from 6 million shares to 9 million shares was approved, with the following number of votes for, against, and abstained:

               For:    26,969,689     Against:   11,381,643  Abstained:  74,480
                                                             Non-votes:4,855,228

        The appointment of PricewaterhouseCoopers LLP as independent accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2001, was approved, with the following number of votes for, against, and abstained:

               For:    43,035,374     Against:  166,374      Abstained:  79,292

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits:

                 None.

        (b)     Reports on Form 8-K:

                On June 1, 2001, the Company filed a current report on Form 8-K regarding the Company's two-for-one stock split, effective May 31, 2001.

                On July 3, 2001, the Company filed a current report on Form 8-K regarding the Company's debt refinancing.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


August 3, 2001

Quest Diagnostics Incorporated



By  /s/ Kenneth W. Freeman
   ---------------------------
        Kenneth W. Freeman            Chairman of the Board and
                                      Chief Executive Officer


By  /s/ Robert A. Hagemann
   ---------------------------
        Robert A. Hagemann            Corporate Vice President and
                                      Chief Financial Officer