Form 10-Q
period 2001-09-30
QUEST DIAGNOSTICS INC
filed 2001-10-31
CIK 1022079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------
                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2001
                         Commission file number 1-12215

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
Yes    X        No
   ---------      ----------

As of October 29, 2001, there were outstanding 95,571,648 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Index to consolidated financial statements filed as part of this report:

                                                                                                Page
       Consolidated Statements of Operations for the
       Three and Nine Months Ended September 30, 2001 and 2000                                    2
       Consolidated Balance Sheets as of
       September 30, 2001 and December 31, 2000                                                   3
       Consolidated Statements of Cash Flows for the
       Nine Months Ended September 30, 2001 and 2000                                              4
       Notes to Consolidated Financial Statements                                                 5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

       Management's Discussion and Analysis of Financial
       Condition and Results of Operations                                                       18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations"

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                SEPTEMBER 30,                        SEPTEMBER 30,
                                                         ------------------------------       ------------------------------
                                                             2001               2000               2001               2000
                                                         -----------        -----------       -----------        -----------
NET REVENUES........................................     $   903,189        $   850,236       $ 2,717,331        $ 2,584,828
                                                         -----------        -----------       -----------        -----------


COSTS AND EXPENSES:
   Cost of services.................................         535,564            504,742         1,614,020          1,554,216
   Selling, general and administrative..............         251,048            251,219           760,324            753,900
   Interest expense, net............................          14,810             29,463            57,968             89,430
   Amortization of intangible assets................          11,442             11,486            34,681             35,380
   Provision for special charges....................               -                  -             5,997              2,100
   Minority share of income.........................           2,876              2,110             6,843              7,486
   Other, net.......................................          (2,437)            (2,803)           (3,571)            (5,112)
                                                         -----------        -----------       -----------        -----------
     Total..........................................         813,303            796,217         2,476,262          2,437,400
                                                         -----------        -----------       -----------        -----------
INCOME BEFORE TAXES AND EXTRAORDINARY LOSS                    89,886             54,019           241,069            147,428
INCOME TAX EXPENSE .................................          39,764             25,307           108,095             70,739
                                                         -----------        -----------       -----------        -----------
INCOME BEFORE EXTRAORDINARY LOSS                              50,122             28,712           132,974             76,689
EXTRAORDINARY LOSS, NET OF TAXES                                  --                 --           (21,609)                --
                                                         -----------        -----------       -----------        -----------
NET INCOME .........................................     $    50,122        $    28,712       $   111,365        $    76,689
                                                         ===========        ===========       ===========        ===========

BASIC NET INCOME PER COMMON SHARE:

Income before extraordinary loss....................     $      0.54        $      0.32       $      1.43        $      0.86

Extraordinary loss, net of taxes....................              --                 --             (0.23)                --
                                                         -----------        -----------       -----------        -----------

Net income..........................................     $      0.54        $      0.32       $      1.20        $      0.86
                                                         ===========        ===========       ===========        ===========

DILUTED NET INCOME PER COMMON SHARE:
Income before extraordinary loss....................     $      0.51        $      0.30       $      1.37        $      0.82

Extraordinary loss, net of taxes....................              --                 --             (0.23)                --
                                                         -----------        -----------       -----------        -----------

Net income..........................................     $      0.51        $      0.30       $      1.14        $      0.82
                                                         ===========        ===========       ===========        ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - BASIC..............................          93,382             89,944            92,612             89,120

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING - DILUTED............................          98,046             95,771            97,323             93,655




The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                                                   SEPTEMBER 30,          DECEMBER 31,
                                                                                       2001                  2000
                                                                                   ------------           -----------
ASSETS
------
CURRENT ASSETS:
   Cash and cash equivalents...............................................        $   238,879           $   171,477
   Accounts receivable, net of allowance of $207,508 and  $204,358 at
     September 30, 2001 and December 31, 2000, respectively................            513,637               485,573
   Inventories.............................................................             46,188                44,274
   Deferred taxes on income................................................            148,182               188,483
   Prepaid expenses and other current assets...............................             41,519                90,882
                                                                                   -----------           -----------
     Total current assets..................................................            988,405               980,689
PROPERTY, PLANT AND EQUIPMENT, NET.........................................            493,197               449,856
GOODWILL, NET .............................................................          1,256,222             1,235,933
INTANGIBLE ASSETS, NET.....................................................             26,456                25,670
DEFERRED TAXES ON INCOME...................................................             53,016                42,622
OTHER ASSETS...............................................................            116,174               129,766
                                                                                   -----------           -----------
TOTAL ASSETS...............................................................        $ 2,933,470           $ 2,864,536
                                                                                   ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
   Accounts payable and accrued expenses...................................        $   608,047           $   689,582
   Short-term borrowings and current portion of long-term debt.............            280,618               265,408
                                                                                   -----------           -----------
     Total current liabilities.............................................            888,665               954,990
LONG-TERM DEBT.............................................................            677,913               760,705
OTHER LIABILITIES..........................................................            122,970               117,046
COMMITMENTS AND CONTINGENCIES
PREFERRED STOCK............................................................              1,000                 1,000
COMMON STOCKHOLDERS' EQUITY:
   Common stock, par value $0.01 per share; 300,000 shares authorized; 95,357 and 93,083 shares issued and outstanding at
      September 30, 2001 and December 31, 2000, respectively...............                954                   465
   Additional paid-in capital..............................................          1,676,594             1,591,976
   Accumulated deficit.....................................................           (413,834)             (525,111)
   Unearned compensation...................................................            (17,552)              (31,077)
   Accumulated other comprehensive loss....................................             (3,240)               (5,458)
                                                                                   -----------           -----------
     Total common stockholders' equity.....................................          1,242,922             1,030,795
                                                                                   -----------           -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................        $ 2,933,470           $ 2,864,536
                                                                                   ===========           ===========


The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          2001                 2000
                                                                                       ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income...................................................................          $  111,365           $   76,689
Extraordinary loss, net of taxes.............................................              21,609                    -
Adjustments to reconcile net income
to net cash provided by operating activities:
   Depreciation and amortization.............................................             108,000              100,792
   Provision for doubtful accounts...........................................             165,670              181,646
   Provision for special charges.............................................               5,997                2,100
   Deferred income tax provision.............................................               5,224                5,883
   Stock compensation expense................................................              16,457               17,580
   Minority share of income..................................................               6,843                7,486
   Other, net................................................................               1,078               (3,467)
   Changes in operating assets and liabilities:
     Accounts receivable.....................................................            (193,734)            (224,824)
     Accounts payable and accrued expenses...................................              (2,254)              71,169
     Integration, settlement and special charges.............................             (41,397)             (40,152)
     Other assets and liabilities, net.......................................              96,422               51,552
                                                                                       ----------           ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES....................................             301,280              246,454
                                                                                       ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures.........................................................            (110,183)             (67,961)
Business acquisitions........................................................             (55,746)                (925)
Proceeds from disposition of assets..........................................              21,562                2,714
Increase in investments......................................................             (11,206)             (24,255)
Decrease in note receivable..................................................               2,989                    -
                                                                                       ----------           ----------
NET CASH USED IN INVESTING ACTIVITIES........................................            (152,584)             (90,427)
                                                                                       ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayments of long-term debt.................................................            (790,126)            (284,292)
Proceeds from borrowings.....................................................             722,439              256,000
Costs paid in connection with debt refinancing...............................             (25,164)              (1,531)
Exercise of stock options....................................................              17,512               16,127
Distributions to minority partners...........................................              (5,779)              (7,800)
Preferred stock dividends paid...............................................                (176)                 (29)
                                                                                       ----------           ----------
NET CASH USED IN FINANCING ACTIVITIES........................................             (81,294)             (21,525)
                                                                                       ----------           ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS......................................              67,402              134,502
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR.................................             171,477               27,284
                                                                                       ----------           ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................          $  238,879           $  161,786
                                                                                       ==========           ==========

CASH PAID DURING THE PERIOD FOR:

Interest.....................................................................           $  56,300           $   78,373
Income taxes.................................................................              23,048               24,033




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

         Basis of Presentation

         The interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit and are subject to year-end adjustments. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. Certain prior year amounts have been reclassified between gross accounts receivable and the allowance for doubtful accounts to conform to the September 30, 2001 presentation, with no corresponding impact on net accounts receivable. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2000.

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

         Basic net income per common share is calculated by dividing net income, less preferred stock dividends (approximately $30 thousand per quarter), by the weighted average number of common shares outstanding. Diluted net income per common share is calculated by dividing net income, less preferred stock dividends, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include outstanding stock options and restricted common shares granted under the Company's Employee Equity Participation Program. These dilutive securities increased the weighted average number of common shares outstanding by 4.7 million shares and 5.8 million shares, respectively, for the three months ended September 30, 2001 and 2000. The dilutive effect of these securities for the nine months ended September 30, 2001 and 2000 increased the weighted average number of common shares outstanding by 4.7 million shares and 4.5 million shares, respectively.

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

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). In June 1999, the FASB issued SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", under which SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (2001 for the Company). In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", which addresses a limited number of issues causing implementation difficulties for entities applying SFAS 133. SFAS 133, as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Effective January 1, 2001, the Company adopted SFAS 133, as amended. The cumulative effect of the change in accounting for derivative financial instruments upon adoption of SFAS 133, as amended, reduced comprehensive income by approximately $1 million during the nine months ended September 30, 2001.

         Prior to the Company's debt refinancing in June 2001 (see Note 2), the Company's credit agreement required the Company to maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with a portion of its variable interest rate indebtedness. These interest rate swap agreements were considered a hedge against changes in the amount of future cash flows associated with the interest payments of the Company's variable rate debt obligations. Accordingly, the interest rate swap agreements were recorded at their estimated fair value on the consolidated balance sheet and the related gains or losses on these contracts were deferred in shareholders' equity as a component of comprehensive income. In conjunction with the debt refinancing, the interest rate swap agreements were terminated and the losses included in shareholders' equity as a component of comprehensive income were reflected in the consolidated statement of operations for the nine months ended September 30, 2001 (See Note 5).

         New Accounting Standards

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadening the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and an impairment charge will be recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The provisions of SFAS 141 will be adopted for any business combination consummated after June 30, 2001. Goodwill acquired in a business combination for which the acquisition date is after June 30, 2001 will not be amortized. The remaining provisions of SFAS 142, related to goodwill acquired prior to June 30, 2001 and intangible assets, will be adopted by the Company on January 1, 2002. The adoption of these accounting standards is expected to reduce the amount of amortization of intangible assets recorded in the Company's consolidated financial statements by approximately $35 million annually, commencing January 1, 2002. Management currently does not expect that the new criteria for recording intangible assets separate from goodwill will require the Company to reclassify any of its intangible assets.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The provisions of SFAS 144 require the use of a consistent accounting model for long-lived assets to be disposed of by sale, whether previously held and used, or newly acquired, and extend the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001 (2002 for the Company). Management believes that the adoption of SFAS 144 will not have a material effect on the Company's consolidated results of operations or financial position.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


2.       DEBT REFINANCING

         On June 27, 2001, the Company refinanced a majority of its long-term debt on a senior unsecured basis to reduce overall interest costs and obtain less restrictive covenants. Specifically, the Company completed a $550 million senior notes offering (the "Senior Notes") and entered into a new $500 million senior unsecured credit facility (the "Credit Agreement") which included a $175 million term loan. The Company used the net proceeds from the senior notes offering and new term loan, together with its cash on hand, to repay all of the $584 million which was outstanding under its then existing senior secured credit agreement, including the costs to settle existing interest rate swap agreements, and to consummate a cash tender offer and consent solicitation for its 10-3/4% senior subordinated notes due 2006 (the "Subordinated Notes").

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

         The Company incurred approximately $31 million of costs associated with the debt refinancing. Of that amount, $12 million represented costs associated with placing the new debt, which will be amortized over the term of the Senior Notes and Credit Agreement and $6 million represented the cost to terminate the interest rate swap agreements on the debt which was refinanced. The remaining $13 million represented primarily the tender premium incurred in conjunction with the Company's cash tender offer of the Subordinated Notes which was included in the extraordinary loss recorded in the second quarter of 2001 (see
Note 6).

         The Senior Notes were issued in two tranches: (a) $275,000,000 aggregate principal amount of 6-3/4% senior notes due 2006 ("Senior Notes due 2006"), issued at a discount of approximately $1.6 million and (b) $275,000,000 aggregate principal amount of 7-1/2% senior notes due 2011 ("Senior Notes due 2011"), issued at a discount of approximately $1.1 million. After considering the discounts, the effective interest rate on the Senior Notes due 2006 and Senior Notes due 2011 is 6.9% and 7.6%, respectively. The Senior Notes require semiannual interest payments commencing January 12, 2002. The Senior Notes are unsecured obligations of the Company and rank equally with the Company's other unsecured senior obligations. The Senior Notes are guaranteed by each of the Company's wholly owned subsidiaries that operate clinical laboratories in the United States (the "Subsidiary Guarantors").

         The Company's new senior unsecured credit facility consists of a five-year $175 million amortizing term loan and a five-year $325 million revolving credit facility. Interest is based on certain published rates plus an applicable margin that will vary based on changes in the Company's credit ratings. At the option of the Company, it may elect to enter into LIBOR based interest rate contracts for periods up to 180 days. Interest on any outstanding amounts not covered under the LIBOR based interest rate contracts is based on an alternate base rate which is calculated by reference to the prime rate or federal funds rate (as defined in the Credit Agreement). Additionally, the Company has the ability to borrow up to $200 million under the five year $325 million revolving credit facility at rates determined by a competitive bidding process among the lenders. As of September 30, 2001, the Company's borrowing rate on LIBOR-based loans was LIBOR plus 1.3125%. The obligations of the Company under the Credit Agreement are guaranteed by the Subsidiary Guarantors (i.e., the same subsidiaries that guarantee the Senior Notes). The Credit Agreement contains various covenants, including the maintenance of certain financial ratios, which could impact the Company's ability to, among other things, incur additional indebtedness, repurchase shares of its outstanding common stock, make additional investments and consummate acquisitions.

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

         The following table summarizes the Company's accruals for integration costs affecting the acquired business of SBCL (in millions):

                                                                           Costs of
                                                         Employee           Exiting
                                                         Severance          Leased
                                                           Costs          Facilities          Other            Total
                                                         ---------        ----------         -------           -------
Balance, December 31, 2000...........................     $  19.9           $   1.9          $   1.8           $  23.6
Amounts utilized in 2001.............................       (13.5)             (1.1)            (1.2)            (15.8)
                                                          -------           -------          -------           -------
Balance, September 30, 2001..........................     $   6.4           $   0.8          $   0.6           $   7.8
                                                          =======           =======          =======           =======


         The following table summarizes the Company's accruals for restructuring costs associated with the planned integration of SBCL affecting Quest Diagnostics' operations and employees (in millions):

                                                                           Costs of
                                                         Employee           Exiting
                                                         Severance          Leased
                                                           Costs          Facilities          Other              Total
                                                         ---------        ----------         -------           -------
Balance, December 31, 2000...........................     $   8.8           $   6.6          $   0.7           $  16.1
Amounts utilized in 2001.............................        (6.7)             (2.3)            (0.5)             (9.5)
                                                          -------           -------          -------           -------
Balance, September 30, 2001..........................     $   2.1           $   4.3          $   0.2           $   6.6
                                                          =======           =======          =======           =======


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

5.       PROVISION FOR SPECIAL CHARGES

         During the second quarter of 2001, the Company recorded a special charge of $6.0 million in connection with the refinancing of its debt and settlement of the Company's interest rate swap agreements. Prior to the Company's debt refinancing in June 2001 (see Note 2), the Company's credit agreement required the Company to maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with a portion of its variable interest rate indebtedness. These interest rate swap agreements were considered a hedge against changes in the amount of future cash flows associated with the interest payments of the Company's variable rate debt obligations. Accordingly, the interest rate swap agreements were recorded at their estimated fair value in the Company's consolidated balance sheet and the related losses on these contracts were deferred in shareholders' equity as a component of comprehensive income. In conjunction with the debt refinancing, the interest rate swap agreements were terminated and the losses included in shareholders' equity as a component of comprehensive income were reflected as a special charge in the consolidated statement of operations for the nine months ended September 30, 2001.

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

         Similar to Quest Diagnostics, SBCL has entered into settlement agreements with various governmental agencies and private payers primarily relating to its prior billing and marketing practices. Effective in 1997, SBCL and the United States government and various states reached a settlement with respect to the government's civil and administrative claims. SBCL is also responding to claims from private payers relating to billing and marketing issues similar to those that were the subject of the settlement with the government. The claims included ten purported class actions filed in various jurisdictions in the United States and two non-class action complaints by a number of insurance companies. Nine of the purported class actions were consolidated into one complaint, which was consolidated with one of the insurers' suits for pre-trial proceedings. During both the second and third quarters of 2001, settlements were reached in a number of the complaints against SBCL for approximately $30 million and $31 million, respectively. The settlements were paid directly by SmithKline Beecham plc ("SmithKline Beecham"), under the terms of the indemnity described below.

         SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after-tax basis, against monetary payments for governmental claims or investigations relating to the billing practices of SBCL that had been settled before or were pending as of the closing date of the SBCL acquisition. SmithKline Beecham has also agreed to indemnify Quest Diagnostics, on an after-tax basis, against monetary payments to private payers, relating to or arising out of the governmental claims. The indemnification with respect to governmental claims is for 100% of those claims. SmithKline Beecham will indemnify Quest Diagnostics, in respect of private claims for: 100% of those claims, up to an aggregate amount of $80 million; 50% of those claims to the extent the aggregate amount exceeds $80 million but is less than $130 million; and 100% of such claims to the extent the aggregate amount exceeds $130 million. The indemnification also covers 80% of out-of-pocket costs and expenses relating to investigations of the claims indemnified against by SmithKline Beecham. SmithKline Beecham has also agreed to indemnify the Company with respect to pending actions relating to a former SBCL employee that at times reused certain needles when drawing blood from patients. In addition, SmithKline Beecham has agreed to indemnify the Company against all monetary payments relating to professional liability claims of SBCL for services provided prior to the closing of the SBCL acquisition. Amounts due from SmithKline Beecham at September 30, 2001, related to indemnified billing, professional liability and other claims discussed above, totaled approximately $24 million and represented management's best estimate of the amounts which are probable of being received from SmithKline Beecham to satisfy the indemnified claims on an after-tax basis. The estimated reserves and related amounts due from SmithKline Beecham are subject to change as additional information regarding the outstanding claims is gathered and evaluated.

         At September 30, 2001 recorded reserves, relating primarily to billing claims, including those indemnified by Corning and SmithKline Beecham, approximated $22 million. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

8.       COMMON STOCKHOLDERS' EQUITY

         Changes in common stockholders' equity for the nine months ended September 30, 2001 were as follows:

                                                                                            Accumulated
                                              Additional                                      Other
                                   Common       Paid-In      Accumulated     Unearned      Comprehensive    Comprehensive
                                    Stock       Capital        Deficit     Compensation       (Loss)           Income
                                   ------     ----------     -----------   ------------    -------------    -------------
BALANCE,
  DECEMBER 31, 2000 .............  $  465     $1,591,976     $  (525,111)  $    (31,077)   $      (5,458)
Net income.......................                                111,365                                    $     111,365
  Other comprehensive income.....                                                                  2,218            2,218
                                                                                                            -------------
Comprehensive income.............                                                                           $     113,583
                                                                                                            =============
Two-for-one stock split (47,149
  common shares).................     472           (472)
Preferred dividends declared                                         (88)
Issuance of common stock under
  benefit plans (247 common
  shares)........................       3         26,517                         (3,599)
Exercise of options (1,422
  common shares)..............         14         17,498
Shares to cover employee
  payroll tax withholdings on
  exercised options (2 common
  shares)........................                   (189)
Tax benefits associated with
  stock-based compensation plans                  40,664
Amortization of unearned
  compensation...................                                                17,124
Other............................                    600
                                   ------     ----------     -----------   ------------    -------------
BALANCE,
   SEPTEMBER 30, 2001............  $  954     $1,676,594     $  (413,834)  $    (17,552)   $      (3,240)
                                   ======     ==========     ===========   ============    =============

         During the nine months ended September 30, 2001, two thousand common shares were surrendered to cover employee payroll tax withholdings related to the exercise of stock options. For reporting purposes, these shares were accounted for as treasury purchases which were immediately retired.

         For the nine months ended September 30, 2001, other comprehensive income included the cumulative effect of the change in accounting for derivative financial instruments upon adoption of SFAS 133, as amended, which reduced comprehensive income by approximately $1 million. In addition, in conjunction with the Company's debt refinancing, the interest rate swap agreements were terminated and the losses included in shareholders' equity as a component of comprehensive income were reflected as a special charge in the consolidated statement of operations for the nine months ended September 30, 2001 (See Note
5).

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

         Changes in common stockholders' equity for the nine months ended September 30, 2000 were as follows:

                                                                                            Accumulated
                                              Additional                                       Other
                                   Common       Paid-In      Accumulated     Unearned     Comprehensive      Comprehensive
                                    Stock       Capital        Deficit     Compensation       (Loss)            Income
                                   ------     ----------     -----------   ------------   --------------     -------------
BALANCE,
   DECEMBER 31, 1999               $  444     $1,502,551     $  (627,045)  $    (11,438)  $       (2,450)
Net income....................                                    76,689                                     $      76,689
  Other comprehensive loss....                                                                       516               516
                                                                                                             -------------
Comprehensive income..........                                                                               $      77,205
                                                                                                             =============
Preferred dividends declared..                                       (87)
Issuance of common stock under
  benefit plans (866  common
  shares).....................          9         56,767                        (43,814)
Exercise of options (1,157
  common shares)..............         11         16,116
Shares to cover employee
  payroll tax withholdings on
  exercised stock options (264
  common shares)..............         (3)       (21,929)
Tax benefits associated with
  stock-based compensation plans                  27,578
Adjustment to Corning receivable                  (5,858)
Amortization of unearned
  compensation................                                                   17,580
                                   ------     ----------     -----------   ------------   --------------
BALANCE,
   SEPTEMBER 30, 2000              $  461     $1,575,225     $  (550,443)  $    (37,672)  $       (1,934)
                                   ======     ==========     ===========   ============   ==============


         During the nine months ended September 30, 2000, two hundred sixty-four thousand common shares were surrendered to cover employee payroll tax withholdings related to the exercise of stock options. For reporting purposes, these shares were accounted for as treasury purchases which were immediately retired.

9.       PENDING ACQUISITIONS

         On April 25, 2001, the Company signed a definitive agreement to acquire the outstanding voting shares of MedPlus, Inc. ("MedPlus"), a leading developer and integrator of clinical connectivity and data management solutions for healthcare organizations and clinicians. The agreement calls for the Company to pay $2 per share in cash for the remaining 82% of voting shares of MedPlus it does not currently own. At the closing of the acquisition, the Company expects to use existing cash to fund the purchase price (approximately $18 million) and related transaction costs of the acquisition. The acquisition, which is expected to close on November 1, 2001, will be accounted for under the purchase method of accounting. During the second quarter of 2001, the Company adopted the equity method of accounting for its investment in MedPlus. Equity losses of $0.8 million and $2.3 million, respectively, have been recorded in the consolidated statements of operations for the three and nine months ended September 30, 2001, representing the Company's share of losses in MedPlus.

         In October 2001, the Company signed a definitive agreement to acquire Clinical Diagnostic Services, Inc. ("CDS"). CDS operates a diagnostic testing laboratory and over 50 patient service centers in New York and New Jersey. The transaction is subject to review and clearance by the Federal Trade Commission. The Company expects to use existing cash to fund the purchase price and related transaction costs of the acquisition. The acquisition of CDS will be accounted for under the purchase method of accounting.

10.      SUBSEQUENT EVENT


                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

         In October 2001, the Company used existing cash to repay the entire balance outstanding of $125 million under the term loan included in the Company's Credit Agreement.

11.      SUMMARIZED FINANCIAL INFORMATION

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

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2001

                                                                  Subsidiary     Non-Guarantor
                                                    Parent        Guarantors     Subsidiaries    Eliminations     Consolidated
                                                 -----------      ----------     ------------    ------------     ------------
Net revenues................................     $   446,000      $2,156,202      $  328,614      $  (213,485)    $ 2,717,331

Costs and expenses:
  Cost of services..........................         327,934        1,209,313         76,773                -       1,614,020
  Selling, general and administrative.......         115,682          467,581        188,065          (11,004)        760,324
  Interest, net.............................          47,987          194,931         17,531         (202,481)         57,968
  Amortization of intangibles...............           3,436           30,803            442               --          34,681
  Provision for special charges.............           5,997               --             --               --           5,997
  Royalty (income) expense..................        (183,325)         183,325             --               --              --
  Other, net................................           2,820             (938)         1,390               --           3,272
                                                 -----------      -----------     ----------      -----------     -----------
   Total....................................         320,531        2,085,015        284,201         (213,485)      2,476,262
                                                 -----------      -----------     ----------      -----------     -----------
Income before taxes and extraordinary loss..         125,469           71,187         44,413               --         241,069
Income tax expense..........................          52,584           36,482         19,029               --         108,095
                                                 -----------      -----------     ----------      -----------     -----------
Income before equity earnings and
   extraordinary loss.......................          72,885           34,705         25,384               --         132,974
Equity earnings from subsidiaries...........          42,360               --             --          (42,360)             --
                                                ------------     ------------    -----------     ------------    ------------
Income before extraordinary loss............         115,245           34,705         25,384          (42,360)        132,974
Extraordinary loss, net of taxes............          (3,880)         (15,567)        (2,162)              --         (21,609)
                                                ------------     ------------    -----------     ------------    ------------
Net income..................................     $   111,365      $    19,138     $   23,222      $   (42,360)    $   111,365
                                                 ===========      ===========     ==========      ===========     ===========


Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2000

                                                                  Subsidiary     Non-Guarantor
                                                    Parent        Guarantors     Subsidiaries    Eliminations     Consolidated
                                                 -----------      ----------     ------------    ------------     ------------
Net revenues................................     $   532,652      $2,002,706      $   103,590     $   (54,120)    $ 2,584,828

Costs and expenses:
  Cost of services..........................         331,584       1,164,535           58,097              --       1,554,216
  Selling, general and administrative.......         225,184         507,388           42,293         (20,965)        753,900
  Interest, net.............................          18,864          92,089           11,632         (33,155)         89,430
  Amortization of intangibles...............           4,922          30,130              328              --          35,380
  Provision for special charges.............             170          (1,710)           3,640              --           2,100
  Royalty (income) expense..................         (57,539)         57,539               --              --              --
  Other, net................................          (1,255)           (276)           3,905              --           2,374
                                                ------------     -----------     ------------    ------------    ------------
   Total....................................         521,930       1,849,695          119,895         (54,120)      2,437,400
                                                ------------     -----------     ------------    ------------    ------------
Income (loss) before taxes..................          10,722         153,011          (16,305)             --         147,428
Income tax expense (benefit)................           6,299          70,605           (6,165)             --          70,739
Equity earnings from subsidiaries...........          72,266              --               --         (72,266)             --
                                                ------------     ----------      ------------    ------------    ------------
Net income (loss)...........................     $    76,689      $   82,406      $   (10,140)    $   (72,266)    $    76,689
                                                 ===========      ==========      ===========     ===========     ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


Condensed Consolidating Balance Sheet
September 30, 2001

                                                                  Subsidiary     Non-Guarantor
                                                    Parent        Guarantors     Subsidiaries    Eliminations     Consolidated
                                                 -----------      ----------     ------------    ------------     ------------
Assets
Current assets:
Cash and cash equivalents...................     $        --      $  230,875      $     8,004     $        --     $   238,879
Accounts receivable, net....................          11,039          43,737          458,861              --         513,637
Other current assets........................          92,782          48,854           94,253              --         235,889
                                                 -----------      ----------      -----------     -----------     -----------
   Total current assets.....................         103,821         323,466          561,118              --         988,405
Property, plant and equipment, net..........         147,127         331,471           14,599              --         493,197
Intangible assets, net .....................          77,577       1,196,094            9,007              --       1,282,678
Intercompany receivable (payable)...........         210,680          40,026         (250,706)             --              --
Investment in subsidiaries..................       1,072,843              --               --      (1,072,843)             --
Other assets................................          77,791          58,750           32,649              --         169,190
                                                 -----------      ----------      -----------     -----------     -----------
   Total assets.............................     $ 1,689,839      $1,949,807      $   366,667     $(1,072,843)    $ 2,933,470
                                                 ===========      ==========      ===========     ===========     ===========

Liabilities and Stockholders' Equity
Current liabilities:

Accounts payable and accrued expenses.......     $   322,601      $  262,238      $    23,208     $        --     $   608,047
Short-term borrowings and current portion of
  long-term debt............................           3,512          20,667          256,439              --         280,618
                                                 -----------      ----------      -----------     -----------     -----------
   Total current liabilities................         326,113         282,905          279,647              --         888,665
Long-term debt..............................          76,445         593,816            7,652              --         677,913
Other liabilities...........................          43,359          66,860           12,751              --         122,970
Preferred stock.............................           1,000              --               --              --           1,000
Common stockholders' equity.................       1,242,922       1,006,226           66,617      (1,072,843)      1,242,922
                                                 -----------      ----------      -----------     -----------     -----------
   Total liabilities and stockholders' equity    $ 1,689,839      $1,949,807      $   366,667     $(1,072,843)    $ 2,933,470
                                                 ===========      ==========      ===========     ===========     ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)

Condensed Consolidating Balance Sheet
December 31, 2000

                                                                  Subsidiary     Non-Guarantor
                                                    Parent        Guarantors     Subsidiaries    Eliminations     Consolidated
                                                 -----------      ----------     ------------    ------------     ------------
Assets
Current assets:
Cash and cash equivalents...................     $        --      $  163,863      $     7,614     $        --     $   171,477
Accounts receivable, net....................           6,159          29,548          449,866              --         485,573
Other current assets........................         191,693         129,881            9,030          (6,965)        323,639
                                                 -----------      ----------      -----------     -----------     -----------
   Total current assets.....................         197,852         323,292          466,510          (6,965)        980,689
Property, plant and equipment, net..........         121,159         316,630           12,067              --         449,856
Intangible assets, net .....................          72,514       1,180,341            8,748              --       1,261,603
Intercompany receivable (payable)...........         (78,538)        253,994         (175,456)             --              --
Investment in subsidiaries..................       1,031,135              --               --      (1,031,135)             --
Other assets................................          66,623          71,692           34,073              --         172,388
                                                 -----------      ----------      -----------     -----------     -----------
   Total assets.............................     $ 1,410,745      $2,145,949      $   345,942     $(1,038,100)    $ 2,864,536
                                                 ===========      ==========      ===========     ===========     ===========


Liabilities and Stockholders' Equity
Current liabilities:

Accounts payable and accrued expenses.......     $   247,558      $  418,147      $    30,842     $    (6,965)    $   689,582
Short-term borrowings and current portion of
  long-term debt............................             837           8,215          256,356              --         265,408
                                                 -----------      ----------      -----------     -----------     -----------
   Total current liabilities................         248,395         426,362          287,198          (6,965)        954,990
Long-term debt..............................          95,711         661,340            3,654              --         760,705
Other liabilities...........................          34,844          71,159           11,043              --         117,046
Preferred stock.............................           1,000              --               --              --           1,000
Common stockholders' equity.................       1,030,795         987,088           44,047      (1,031,135)      1,030,795
                                                 -----------      ----------      -----------     -----------     -----------
   Total liabilities and stockholders' equity    $ 1,410,745      $2,145,949      $   345,942     $(1,038,100)    $ 2,864,536
                                                 ===========      ==========      ===========     ===========     ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, UNLESS OTHERWISE INDICATED)
                                   (UNAUDITED)


Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2001

                                                                  Subsidiary     Non-Guarantor
                                                    Parent        Guarantors     Subsidiaries    Eliminations     Consolidated
                                                 -----------      ----------     ------------    ------------     ------------
Cash flows from operating activities:
Net income..................................     $   111,365      $   19,138      $    23,222     $   (42,360)    $   111,365
Extraordinary loss, net of taxes                       3,880          15,567            2,162              --          21,609
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization.............          29,291          75,083            3,626              --         108,000
  Provision for doubtful accounts...........             664          15,554          149,452              --         165,670
  Provision for special charges.............           5,997              --               --              --           5,997
  Other, net................................         (18,867)         41,771          (35,662)         42,360          29,602
  Changes in operating assets and liabilities       (106,461)         45,270          (79,772)             --        (140,963)
                                                 -----------      ----------      -----------     -----------     -----------
Net cash provided by operating activities...          25,869         212,383           63,028              --         301,280
Net cash used in investing activities.......         (38,730)       (107,404)            (894)         (5,556)       (152,584)
Net cash provided by (used in) financing
  activities................................          12,861         (37,967)         (61,744)          5,556         (81,294)
                                                 -----------      ----------      -----------     -----------     -----------
Net change in cash and cash equivalents.....              --          67,012              390              --          67,402
Cash and cash equivalents, beginning of year              --         163,863            7,614              --         171,477
                                                 -----------      ----------      -----------     -----------     -----------
Cash and cash equivalents, end of period....     $        --      $  230,875      $     8,004     $        --     $   238,879
                                                 ===========      ==========      ===========     ===========     ===========


Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2000

                                                                  Subsidiary     Non-Guarantor
                                                    Parent        Guarantors     Subsidiaries    Eliminations     Consolidated
                                                 -----------      ----------     ------------    ------------     ------------
Cash flows from operating activities:
Net income (loss)...........................     $    76,689      $   82,406      $   (10,140)    $   (72,266)    $    76,689
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Depreciation and amortization.............          30,310          68,194            2,288              --         100,792
  Provision for doubtful accounts...........          27,948         151,516            2,182              --         181,646
  Provision for special charges.............             170          (1,710)           3,640              --           2,100
  Other, net................................         (25,557)         69,989            6,741         (23,691)         27,482
  Changes in operating assets and liabilities        (33,038)         46,076          (69,645)        (85,648)       (142,255)
                                                 -----------      ----------      -----------     -----------     -----------
Net cash provided by (used in) operating
  activities................................          76,522         416,471          (64,934)       (181,605)        246,454
Net cash used in investing activities.......         (60,880)        (33,746)        (183,151)        187,350         (90,427)
Net cash provided by (used in) financing
  activities................................         (15,642)       (252,854)         252,716          (5,745)        (21,525)
                                                 -----------      ----------      -----------     -----------     -----------
Net change in cash and cash equivalents.....              --         129,871            4,631              --         134,502
Cash and cash equivalents, beginning of year              --          18,864            8,420              --          27,284
                                                 -----------      ----------      -----------     -----------     -----------
Cash and cash equivalents, end of period....     $        --      $  148,735      $    13,051     $        --     $   161,786
                                                 ===========      ==========      ===========     ===========     ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTEGRATION OF SBCL AND QUEST DIAGNOSTICS BUSINESSES

         We expect to continue to realize significant benefits from combining our existing laboratory network with that of SmithKline Beecham Clinical Laboratories, Inc. ("SBCL"). During the second quarter of 2001, we completed the process of reducing redundant facilities and infrastructure, including laboratory consolidations in geographic markets served by more than one of our laboratories, and redirecting testing volume within our national network to provide more local testing and improve customer service. A full discussion and analysis of the reserves related to the SBCL integration is contained in Note 3 to the interim consolidated financial statements.

         The actions associated with the SBCL integration plan, provided for in accruals for integration costs as of December 31, 2000, including those related to severed employees, were completed as of June 30, 2001. Other activities, for which no accruals had been recorded as of December 31, 2000, including the standardization of information systems, will continue beyond 2001.

         We continue to expect that the SBCL integration will result in approximately $150 million of annual synergies to be achieved by the end of 2002. During 2000, we estimate that we realized approximately $50 million of these synergies, and at the end of 2000 we had achieved an annual rate of synergies approaching $100 million. We expect that during 2001 we will realize additional synergies driven by cost reductions, and we anticipate that by the end of 2001, we will achieve an annual rate of synergies of at least $120 million. For the three and nine months ended September 30, 2001, we estimate that we realized approximately $30 million and $85 million, respectively, of these synergies, and at the end of the third quarter of 2001, we had achieved an annual rate of synergies of approximately $120 million.

         Management anticipates that additional charges may be recorded associated with further consolidation activities. Management cannot estimate the amount or the timing of these charges at this time, but expects to fund these charges with cash from operations.

RESULTS OF OPERATIONS

         THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000

         Net income for the three months ended September 30, 2001 increased to $50.1 million from $28.7 million for the three months ended September 30, 2000. For the nine months ended September 30, 2001, net income increased to $111.4 million from $76.7 million for the prior year period. In conjunction with our debt refinancing in the second quarter of 2001, results for the nine months ended September 30, 2001 included an extraordinary loss of $36.0 million ($21.6 million, net of tax). For the nine months ended September 30, 2001, income before an extraordinary loss increased to $133.0 million from $76.7 million for the prior year period. In addition, results for the nine months ended September 30, 2001 and 2000 included special charges of $6.0 million ($3.6 million, net of tax) and $2.1 million ($1.3 million, net of tax), reflected on the face of the consolidated statements of operations. Excluding the special charges and extraordinary loss, income for the nine months ended September 30, 2001 increased to $136.6 million, compared to $78.0 million for the prior year period, an increase of approximately 75%.

         These earnings increases were primarily attributable to revenue growth driven by improvements in average revenue per requisition, improved operating performance, including the benefits to our cost structure resulting from the SBCL integration and a reduction in net interest expense, partially offset by increases in employee compensation and supply costs and investments in our Six Sigma quality and Standardization initiatives, information technology strategy and strategic growth opportunities.

         Results for the three and nine months ended September 30, 2000 included the effects of testing performed by third parties under our laboratory network management arrangements. As laboratory network manager, we included in our consolidated revenues and expenses the cost of testing performed by third parties. This treatment added $2.0 million and $48.8 million to both reported revenues and cost of services for the three and nine months ended September 30, 2000, respectively. This treatment also serves to increase cost of services as a percentage of net revenues and decrease selling, general and administrative expenses as a percentage of net revenues. During the first quarter of 2000, we terminated a laboratory network management arrangement with AetnaUSHealthcare, and entered into a new non-exclusive contract under which we are no longer responsible for the cost of testing performed by third parties. In addition, during the third quarter of 2000, we amended our laboratory network management contract with Oxford Health to remove the financial risk associated with testing performed by third parties. As a result of these contract modifications, we are no longer required to include in our consolidated revenues and expenses, the cost of testing performed by third parties. This impacts the comparability of results between the periods presented and serves to reduce the increase in reported net revenues during the three and nine months ended September 30, 2001 by $2.0 million and $48.8 million, respectively.

         We estimate that the September 11th national tragedy reduced our net revenues for the third quarter of 2001 by approximately $8 million, or 1% of net revenues, and reduced net income during the third quarter of 2001 by approximately $3 million.

         Net Revenues

         Excluding the effect of testing performed by third parties under our laboratory network management arrangements in 2000, net revenues for the three and nine months ended September 30, 2001 grew by 6.5% and 7.1%, respectively, when compared to the prior year period, primarily due to improvements in average revenue per requisition of 6.2% and 7.4%, respectively. The improvement in average revenue per requisition was primarily attributable to improved pricing on managed care business, a shift in test mix to higher value testing and a shift in payer mix to fee-for-service reimbursement. Business contributed during 2000 to our unconsolidated joint ventures in: Phoenix, Arizona; Indianapolis, Indiana; and Dayton, Ohio reduced our reported requisition volume for the three and nine months ended September 30, 2001 by approximately 1.0% and 1.3%, respectively, compared to the prior year period. Additionally, we estimate the September 11th national tragedy impacted revenues by approximately $8 million and requisition volume by approximately 1% during the third quarter of 2001. After adjusting for business contributed to unconsolidated joint ventures and the estimated impact of the September 11th national tragedy, clinical testing volume, measured by the number of requisitions, for the three and nine months ended September 30, 2001 increased approximately 2.0% and 1.6%, respectively, over the prior year period. Contributing to this increase was our acquisition of the assets of Clinical Laboratories of Colorado, LLC ("CLC") in the first quarter of 2001, which increased volume for both the three and nine months ended September 30, 2001 by approximately 1%, and an increase in volume from our principal customers, physicians and hospitals, of approximately 2.4% and 2.2%, respectively. Partially offsetting these increases was a decline in testing volumes associated with our drugs of abuse testing business, driven by a general slowing of the economy and a corresponding slowdown in hiring, which reduced total company volume for the three and nine months ended September 30, 2001 by about 1.5% and 1.8%, respectively, compared to the prior year period. Overall, reported volumes for the three months ended September 30, 2001 were equal to the level for the prior year period. For the nine months ended September 30, 2001, reported volumes decreased by approximately 0.2%, compared to the prior year period.

         Operating Costs and Expenses

         Excluding the effect of testing performed by third parties under our laboratory network management arrangements in 2000, total operating costs for the three and nine months ended September 30, 2001 increased approximately $33 million and $115 million, respectively, from the earlier period. These increases were primarily due to increases in employee compensation and supply costs, partially offset by a reduction in bad debt expense. While our cost structure has been favorably impacted by the synergies realized as a result of the SBCL integration, we continue to make investments to enhance our infrastructure in support of our overall business strategy. These investments include those related to:

         - Our Six Sigma quality and Standardization initiatives which we believe will provide us with a competitive advantage in the market place and ultimately serve to reduce costs by $150 million annually by 2004;

         - Skills training for all employees, which together with our competitive pay and benefits, helps to increase employee satisfaction and performance, thereby enabling us to provide better services to our customers;

         -        Our information technology strategy; and

         -        Our strategic growth opportunities.

         The following discussion and analysis regarding cost of services, selling, general and administrative expenses and bad debt expense exclude the effect of testing performed by third parties under our laboratory network management arrangements in 2000, which serve to increase cost of services as a percentage of net revenues and reduce selling, general and administrative expenses as a percentage of net revenues. Cost of services include the costs of obtaining, transporting and testing specimens. Costs of services as a percentage of net revenues for the three and nine months ended September 30, 2001, was 59.3% and 59.4%, respectively, which are consistent with the prior year's levels, as improvements in average revenue per requisition were offset by increased employee compensation and supply costs.

         Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased during the three months ended September 30, 2001 as a percentage of net revenues to 27.8% from 29.6% in the prior year period. For the nine months ended September 30, 2001, selling, general and administrative expenses decreased as a percentage of net revenues to 28.0% from 29.7% in the prior year period. These decreases were primarily due to improvements in average revenue per requisition and bad debt expense, partially offset by an increase in employee compensation costs and investments to enhance our infrastructure in support of our overall business strategy. During the third quarter of 2001, bad debt expense was 6.1% of net revenues, compared to 6.8% of net revenues a year ago. For the nine months ended September 30, 2001, bad debt expense was 6.1% of net revenues, compared to 7.2% of net revenues in the prior year. The improvements in bad debt expense were principally attributable to the continued progress we have made to improve the overall collection experience of the combined company through process improvements, primarily related to the collection of diagnosis, patient and insurance information necessary to effectively bill for services performed. Based on prior experience as well as the continued sharing of internal best practices in the billing functions, we believe that substantial opportunities continue to exist to improve our overall collection experience.

         Interest Expense, Net

         Net interest expense for the three and nine months ended September 30, 2001 decreased from the prior year periods by $14.7 million and $31.4 million, respectively. These reductions were primarily due to an overall reduction in debt levels, and the favorable impact of our debt refinancing in the second quarter of 2001 and our receivables credit facility, both of which have served to lower the weighted average borrowing rate on our outstanding debt.

         Amortization of Intangible Assets

         Amortization of intangible assets for the nine months ended September 30, 2001 decreased $0.7 million as a result of adjustments recorded in the third and fourth quarters of 2000 to reduce the amount of goodwill associated with the SBCL acquisition by approximately $130 million, partially offset by the amortization of intangible assets related to our acquisition of CLC and the amortization of goodwill associated with certain investments accounted for under the equity method of accounting.

         In July 2001, the Financial Accounting Standards Board issued two new accounting standards related to business combinations and goodwill and other intangible assets. The adoption of these accounting standards is expected to reduce our amortization of intangible assets, commencing January 1, 2002. See "Impact of New Accounting Standards" below for further details.

         Provision for Special Charges

         During the second quarter of 2001, we recorded a special charge of $6.0 million in connection with the refinancing of our debt and settlement of our interest rate swap agreements. Prior to our debt refinancing in June 2001, our credit agreement required us to maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with a portion of our variable interest rate indebtedness. These interest rate swap agreements were considered a hedge against changes in the amount of future cash flows associated with the interest payments of our variable rate debt obligations. Accordingly, the interest rate swap agreements were recorded at their estimated fair value in our consolidated balance sheet and the related losses on these contracts were deferred in shareholders' equity as a component of comprehensive income. In conjunction with the debt refinancing, the interest rate swap agreements were terminated and the losses reflected in shareholders' equity as a component of comprehensive income were reclassified to earnings and classified as a special charge in the consolidated statement of operations for the nine months ended September 30, 2001.

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

         Minority Share of Income

         Minority share of income for the three months ended September 30, 2001 increased by $0.8 million to $2.9 million compared to the prior year level, primarily due to improved operating performance at our joint ventures. For the nine months ended September 30, 2001, minority share of income decreased by $0.7 million to $6.8 million compared to the prior year level. This decrease is primarily attributable to start up losses associated with a new joint venture in Oklahoma in which we hold a 51% interest, partially offset by improved operating performance at our other joint ventures.

         Other, Net

         Other, net for the nine months ended September 30, 2001 increased by $1.5 million, compared to the prior year level, primarily due to the write-off of certain impaired assets of $9.6 million, partially offset by a $6.3 million gain on the sale of an investment, and an increase in equity earnings primarily from our unconsolidated joint ventures.

         Income Taxes

         Our effective tax rate is significantly impacted by goodwill amortization, the majority of which is not deductible for tax purposes, and has the effect of increasing the overall tax rate. The reduction in the effective tax rate for the three and nine months ended September 30, 2001 was primarily due to pretax earnings increasing at a faster rate than goodwill amortization and other non-deductible items.

         Extraordinary Loss

         In conjunction with our debt refinancing in the second quarter of 2001, we recorded an extraordinary loss of $36.0 million, ($21.6 million, net of taxes). The loss represented the write-off of deferred financing costs of $23.2 million, associated with our debt which was refinanced, and $12.8 million of payments related primarily to the tender premium incurred in connection with our cash tender offer of our 10-3/4% senior subordinated notes due 2006 (the "Subordinated Notes"). Our debt refinancing is more fully described under "Debt Refinancing" and in Note 2 to the interim consolidated financial statements.

         Adjusted EBITDA

         Adjusted EBITDA represents income before extraordinary loss, income taxes, net interest expense, depreciation, amortization and special charges. Adjusted EBITDA for the three and nine months ended September 30, 2000 also excludes $2.7 million and $7.2 million, respectively, of costs associated with the SBCL integration plan which were included in operating costs and expensed as incurred. Adjusted EBITDA is presented and discussed because management believes it is a useful adjunct to net income and other measurements under accounting principles generally accepted in the United States since it is a meaningful measure of a company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to (i) net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

         Adjusted EBITDA for the three months ended September 30, 2001 improved to $141.8 million, or 15.7% of net revenues, from $119.6 million, or 14.1% of net revenues, in the prior year period. For the nine months ended September 30, 2001, Adjusted EBITDA improved to $413.0 million, or 15.2% of net revenues, from $346.9 million, or 13.4% of net revenues, in the prior year period. The improvements in Adjusted EBITDA were primarily due to improvements in the average revenue per requisition and cost synergies resulting from the SBCL integration, partially offset by increases in employee compensation and supply costs and investments in our Six Sigma quality and Standardization initiatives, information technology strategy and strategic growth opportunities.

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

         At both September 30, 2001 and December 31, 2000, the fair value of our debt was estimated at approximately $1.0 billion, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At September 30, 2001 and December 31, 2000, the estimated fair value exceeded the carrying value of the debt by approximately $34 million and $5 million, respectively. An assumed 10% increase in interest rates (representing approximately 60 basis points) would potentially reduce the estimated fair value of our debt by approximately $19.8 million at September 30, 2001.

         At September 30, 2001 and December 31, 2000, we had approximately $388 million and $848 million, respectively, of variable interest rate debt outstanding. Based on our net exposure to interest rate changes, an assumed 10% increase in interest rates (representing approximately 60 basis points) would result in a $0.5 million reduction in our after-tax earnings and cash flows for the nine months ended September 30, 2001 based on debt levels as of September 30, 2001. The primary interest rate exposures on the variable interest rate debt are with respect to interest rates on United States dollars as quoted in the London interbank market.

DEBT REFINANCING

         On June 27, 2001, we refinanced a majority of our long-term debt on a senior unsecured basis to reduce overall interest costs and obtain less restrictive covenants. Specifically, we completed a $550 million senior notes offering (the "Senior Notes") and entered into a new $500 million senior unsecured credit facility (the "Credit Agreement") which included a $175 million term loan. We used the net proceeds from the senior notes offering and new term loan, together with cash on hand, to repay all of the $584 million which was outstanding under our then existing senior secured credit agreement, including the costs to settle existing interest rate swap agreements, and to consummate a cash tender offer and consent solicitation for our Subordinated Notes. The refinancing, excluding the impact of changes in market interest rates, is expected to lower annual interest expense by approximately $23 million. The Senior Notes and Credit Agreement are further described in Note 2 to the interim consolidated financial statements.

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

         We incurred approximately $31 million of costs associated with the debt refinancing. Of that amount, $12 million represented costs associated with placing the new debt which will be amortized over the term of the Senior Notes and Credit Agreement and $6 million represented the cost to terminate the interest rate swap agreements on the debt which was refinanced. The remaining $13 million represented primarily the tender premium incurred in conjunction with our cash tender offer of the Subordinated Notes which was included in the extraordinary loss recorded in the second quarter of 2001 as discussed in Note 6 to the interim consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents at September 30, 2001 totaled $238.9 million, an increase of $67.4 million from December 31, 2000. Cash flows from operating activities in 2001 provided cash of $301.3 million, which was used to fund investing and financing activities which required cash of $233.9 million. Cash and cash equivalents at September 30, 2000 totaled $161.8 million, an increase of $134.5 million from December 31, 1999. Cash flows from operating activities in 2000 provided cash of $246.5 million, which was used to fund investing and financing activities which required cash of $112.0 million. We maintain zero-balance bank accounts for the majority of our cash disbursements. Prior to the second quarter of 2000, we maintained our largest disbursement accounts and primary concentration accounts at the same financial institution, giving that financial institution the legal right of offset. As such, book overdrafts related to the disbursement accounts were offset against cash balances in the concentration accounts for reporting purposes. During the second quarter of 2000, we moved our primary concentration account to another financial institution such that no offset existed at June 30, 2000. As a result, book overdrafts in the amount of $48.4 million at September 30, 2000, representing outstanding checks, were classified as liabilities and not reflected as a reduction of cash at September 30, 2000.

         Net cash from operating activities for 2001 was $54.8 million higher than the 2000 level. Excluding the $48.4 million increase in 2000 cash from operations associated with the accounting for book overdrafts discussed above, the increase in net cash from operating activities for 2001 was $103.2 million, compared to the prior year period. This increase was primarily due to improved operating performance, partially offset by increased employee incentive payments and the costs to settle our interest rate swap agreements. Days sales outstanding, a measure of billing and collection efficiency, was 53 days at September 30, 2001 compared to 56 days at December 31, 2000.

         Net cash used in investing activities in 2001 was $152.6 million, consisting primarily of capital expenditures of $110.2 million, acquisition and related costs of $55.7 million, including $47.2 million to acquire the assets of CLC in Denver, and $21.6 million in proceeds from the disposition of assets, including $20.6 million from the sale of an investment in the second quarter of 2001. Net cash used in investing activities in 2000 was $90.4 million, consisting primarily of capital expenditures of $68.0 million and an increase in investments of $24.3 million, representing investments in two companies. The increase in capital spending above the prior year level was primarily attributable to facility expansions and reconfigurations initiated as part of our integration plans and information technology investments.

         Net cash used in financing activities for 2001 was $81.3 million consisting primarily of the net cash activity associated with our debt refinancing in the second quarter of 2001 and debt prepayments of $56 million in the third quarter of 2001, partially offset by $17.5 million of proceeds from the exercise of stock options. During the second quarter of 2001, we refinanced the majority of our long-term debt. The gross proceeds of $722.3 million from the Senior Notes offering and the new term loan under the Credit Agreement, together with cash on hand, was used to repay the entire outstanding principal under our then existing credit agreement and to consummate the cash tender offer and consent solicitation for our Subordinated Notes. Of the $790.1 million in debt repayments for the nine months ended September 30, 2001, $584.0 million related to the repayment of the entire outstanding principal under our then existing credit agreement and $147.0 million represented the aggregate principal amount of outstanding Subordinated Notes which were tendered. During 2001, we incurred approximately $31 million of costs associated with the debt refinancing. Of that amount, $25.2 million was included in financing activities and principally represented $12.4 million of costs associated with placing the new debt, and a $12.8 million tender premium incurred in conjunction with our cash tender offer of the Subordinated Notes, which was included in the extraordinary loss recorded in the second quarter of 2001. The remaining $6 million was reflected in cash from operations and represented the cost to settle the interest rate swap agreements on the debt which was refinanced. In October 2001, we used existing cash to repay the entire balance outstanding of $125 million under the term loan included in our Credit Agreement. Net cash used in financing activities for 2000 was $21.5 million, consisting primarily of $284.3 million of repayments of debt under the Company's then existing credit agreement and $7.8 million of distributions to minority partners, partially offset by proceeds from the completion of a $256 million receivables-backed financing transaction and $16.1 million of proceeds from the exercise of stock options.

         We estimate that we will invest approximately $140 million to $150 million during 2001 for capital expenditures, principally related to investments in information technology, equipment, and facility upgrades and expansions. Other than the reduction for outstanding letters of credit, which approximated $24 million, all of the new $325 million revolving credit facility under our Credit Agreement was available for borrowing at September 30, 2001.

         We believe that cash from operations and the revolving credit facility under our new Credit Agreement, together with the indemnifications by Corning Incorporated and SmithKline Beecham plc against monetary fines, penalties or losses from outstanding government and other related claims, will provide sufficient financial flexibility to meet seasonal working capital requirements and to fund capital expenditures and additional growth opportunities for the foreseeable future. Our improved credit ratings from both Standard & Poor's and Moody's Investor Services have had a favorable impact on our cost of and access to capital. Additionally, we believe that our improved financial performance should provide us with access to additional financing, if necessary, including utilizing our $650 million shelf registration, to fund growth opportunities which cannot be funded from existing sources. We do not anticipate paying dividends on our common stock in the foreseeable future.

         On April 25, 2001, we signed a definitive agreement to acquire the outstanding voting shares of MedPlus, Inc. ("MedPlus"), a leading developer and integrator of clinical connectivity and data management solutions for healthcare organizations and clinicians. The agreement calls for us to pay $2 per share in cash for the remaining 82% of voting shares of MedPlus that we do not currently own. At the closing of the acquisition, we expect to use existing cash to fund the purchase price (approximately $18 million) and related transaction costs of the acquisition. The acquisition, which is expected to close on November 1, 2001, will be accounted for under the purchase method of accounting.

         On May 31, 2001, we effected a two-for-one stock split of our common stock by means of a stock dividend of one new share of common stock for each share of common stock held by stockholders of record on May 16, 2001.

         In October 2001, we signed a definitive agreement to acquire Clinical Diagnostic Services, Inc. ("CDS"). CDS operates a diagnostic testing laboratory and over 50 patient service centers in New York and New Jersey. The transaction is subject to review and clearance by the Federal Trade Commission. We expect to use existing cash to fund the purchase price and related transaction costs of the acquisition. The acquisition of CDS will be accounted for under the purchase method of accounting.

IMPACT OF NEW ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") requiring business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadening the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and an impairment charge will be recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The provisions of SFAS 141 will be adopted for any business combination consummated after June 30, 2001. Goodwill acquired in a business combination for which the acquisition date is after June 30, 2001 will not be amortized. The remaining provisions of SFAS 142, related to goodwill acquired after June 30, 2001 and intangible assets, will be adopted by us on January 1, 2002. The adoption of these accounting standards is expected to reduce our amortization of intangible assets by approximately $35 million annually, commencing January 1, 2002. Management currently does not expect that the new criteria for recording intangible assets separate from goodwill will require us to reclassify any of our intangible assets.

          In October 2001, the FASB issued SFAS No. 144, " Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The provisions of SFAS 144 require the use of a consistent accounting model for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired and extend the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001 (2002 for the Company). Management believes that the adoption of SFAS 144 will not have a material effect on the Company's consolidated results of operations or financial position.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

      Exhibit No.                            Description
      -----------                            -----------

         10.1 Amended and Restated Credit and Security Agreement, dated as of September 28, 2001, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Initial Servicer, each of the Lenders party thereto and Wachovia Bank, N.A., as Administrative Agent

         10.2 Amendment No. 1 to the Amended and Restated Credit and Security Agreement, dated as of October 30, 2001, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Initial Servicer, each of the Lenders party thereto and Wachovia Bank, N.A., as Administrative Agent

         (b)  Reports on Form 8-K:

              None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 30, 2001

Quest Diagnostics Incorporated


By  /s/ Kenneth W. Freeman
  ------------------------
        Kenneth W. Freeman                          Chairman of the Board and
                                                    Chief Executive Officer


By  /s/ Robert A. Hagemann
  ------------------------
        Robert A. Hagemann                          Corporate Vice President and
                                                    Chief Financial Officer