Form 10-K405
period 2001-12-31
QUEST DIAGNOSTICS INC
filed 2002-03-04
CIK 1022079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K
                                                             [LOGO]  Quest
                                                                     Diagnostics

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2001
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [x]

As of February 22, 2002, the aggregate market value of the approximately 73.5 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $5.3 billion, based on the closing price on such date of the Company's Common Stock on the New York Stock Exchange.

As of February 22, 2002, there were outstanding 96,293,091 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference

                                                                                      Part of Form 10-K into
Document                                                                                which incorporated
--------                                                                                ------------------
Portions of the Registrant's Proxy Statement to be filed by April 30, 2002..........         Part  III

Such Proxy Statement, except for portions thereof which have been specifically incorporated by reference, shall not be deemed "filed" as part of this report on Form 10-K.

                                     PART I

Item 1. Business
----------------

Overview

         We are the nation's leading provider of diagnostic testing, information and related services for the healthcare industry, with annual net revenues in excess of $3.6 billion. We offer a broad range of clinical laboratory testing services used by physicians in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. We have a more extensive national network of laboratories and patient service centers than our competitors and for the year ended December 31, 2001 our revenues were sixty five percent greater than those of our nearest competitor. We have the leading market share in clinical laboratory testing and esoteric testing, including molecular diagnostics, as well as non hospital-based anatomic pathology services and testing for drugs of abuse.

         We currently process over 105 million requisitions each year. Each requisition form accompanies a patient specimen, indicating the tests to be performed and the party to be billed for the tests. Our customers include physicians, hospitals, managed care organizations, employers, governmental institutions and other independent clinical laboratories.

         We have a nationwide network of approximately 1,350 patient service centers, 30 principal laboratories located in major metropolitan areas throughout the United States, and 100 smaller "rapid response" laboratories (including, in each case, facilities operated at our joint ventures). We also operate a leading esoteric testing laboratory and development facility known as Nichols Institute located in San Juan Capistrano, California as well as laboratory facilities in Mexico City, Mexico and near London, England.

         In addition to our laboratory testing business, our clinical trials business is one of the leading providers of testing to support clinical trials of new pharmaceuticals worldwide. We also collect and analyze laboratory, pharmaceutical and other data to help pharmaceutical companies with their marketing and disease management efforts, and to help healthcare customers better manage the health of their patients.

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

The United States Clinical Laboratory Testing Market

         Clinical laboratory testing is an essential element in the delivery of healthcare services. Physicians use laboratory tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical laboratory testing is generally categorized as clinical testing and anatomical pathology testing. Clinical testing is performed on body fluids, such as blood and urine. Anatomical pathology testing is performed on tissues and other samples, such as human cells. Most clinical laboratory tests are considered routine and can be performed by most independent clinical laboratories. Tests that are not routine and that require more sophisticated equipment and highly skilled personnel are considered esoteric tests. Esoteric tests are generally referred to laboratories that specialize in performing those tests.

         We believe that the United States diagnostics testing industry had approximately $35 billion in annual revenues in 2001. Most laboratory tests are performed by one of three types of laboratories: independent clinical laboratories; hospital-affiliated laboratories; and physician-office laboratories. In 2001, we believe that hospital-affiliated laboratories performed over one half of the clinical laboratory tests in the United States, independent clinical laboratories performed approximately one-third of those tests, and physician-office laboratories performed the balance.

         During the last several years, the underlying fundamentals of the diagnostics testing industry have improved. During the early 1990s, the industry was negatively impacted by significant government regulation and investigations into various billing practices. In addition, the rapid growth of managed care and excess laboratory testing capacity led to revenue and profit declines within the diagnostics testing industry, which in turn led to industry consolidation, particularly among commercial laboratories. As a result of these dynamics, fewer but larger commercial laboratories have emerged which have greater economies of scale, rigorous programs designed to assure compliance with government billing regulations and other laws, and a more disciplined approach to pricing services. These changes have resulted in improved profitability and a reduced risk of non-compliance with complex government regulations. At the same time, a slowdown in the growth of managed care and decreasing influence by managed care organizations on the ordering of clinical laboratory testing by physicians has led to renewed growth in testing volumes and further improvements in profitability since 1999.

         We believe that during the next several years, the industry will continue to experience moderate growth in testing volume due to the following factors:

         o general expansion and aging of the United States population;

         o increasing focus on early detection and prevention as a means to reduce the overall cost of healthcare and development of more sophisticated and specialized tests for early detection of disease and disease management;

         o continuing research and development in the area of genomics, which is expected to yield new genetic tests and techniques;

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

Business Strategy

         Our mission is to be recognized by our customers and employees as the best provider of comprehensive and innovative diagnostic testing, information and related services. The principal components of this strategy are to

         o Capitalize on Our Leading Position Within the Laboratory Testing
           Market: We are the leader in our core clinical laboratory testing business offering the broadest national access to clinical laboratory testing services, with facilities in substantially all of the major metropolitan areas in the United States. Our network of approximately 1,350 patient service centers, 30 principal laboratories and 100 rapid response laboratories enable us to serve managed care organizations, hospitals, physicians, employers and other healthcare providers and their patients throughout the United States. We believe that customers will increasingly seek to utilize laboratory testing companies that have a nationwide presence and offer a comprehensive range of services and that, as a result, we will be able to profitably enhance our market position.

         o Compete Through Providing the Highest Quality Services: We intend to become recognized as the quality leader in the healthcare services industry. We are implementing a Six Sigma initiative throughout our organization. Six Sigma is a management approach that requires a thorough understanding of customer needs and requirements, process discipline, rigorous tracking and measuring of services, and training of employees in methodologies so that they can be held accountable for improving results. During the second half of 2001, we began to integrate our Six Sigma initiative with our initiative to standardize operations and processes across all of Quest Diagnostics by adopting identified company best practices. We plan to continue these initiatives during the next several years and expect that successful implementation of these initiatives will result in measurable improvements in customer satisfaction and generate at least $150 million in annual net benefits by the end of 2004. Our Nichols Institute was the first clinical laboratory in North America to achieve ISO-9001 certification. Two of our clinical trials laboratories, our diagnostic kits facility and our informatics business have also achieved ISO-9001 certification. In addition, five of our laboratories, including a forensic toxicology laboratory, have achieved ISO-9002 certification. These certifications are international standards for quality management systems. Several additional regional laboratories are currently pursuing ISO-9002 certification.

         o Continue to Lead Innovation: We intend to build upon our reputation as a leading innovator in the clinical laboratory industry by continuing to introduce new tests, technology and services. As the industry leader with the largest and broadest network and the leading provider of esoteric tests, including gene-based tests, we believe that we are the best channel for developers of new technology and tests to introduce their products to the marketplace. Through our relationship with members of the academic community and pharmaceutical and biotechnology firms, we believe that we are one of the leaders in transferring technical innovation to the market. For example, we recently developed and introduced a new ultra-sensitive Heptimax'TM' viral load test for hepatitis C, using Bayer Corp.'s branched DNA technology. This test enables physicians to monitor their patients' response to pegylated interferon and combination therapy with a test that is much more sensitive than other commercially available tests. During 2001, we established a research and development, marketing and commercial alliance with Roche Diagnostics to develop and market gene-based medical tests based primarily on Roche's polymerase chain reaction (PCR) technology. We expect this collaboration to focus initially on the commercialization of gene-based markers to assess an individual's risk for stroke and asthma and on applications in pharmacogenomics and predictive medicine. We are expanding DNA based testing in the clinical laboratory to provide enhanced sensitivity, accuracy and reliability of this next generation technology. We also intend to continue to collaborate with emerging medical technology companies that develop and commercialize novel diagnostics, pharmaceutical and device technologies. For instance, during 2001 we became the first laboratory to obtain from Orchid BioSciences, Inc. commercial rights to its proprietary SNP-IT'TM' technology for gene-based diagnostic testing services. We also exercised an option under our agreement with diaDexus to acquire an exclusive license to develop and commercialize proprietary genomics-based diagnostic tests for osteoporosis and colon cancer. We will continue to introduce new tests that we develop at Nichols Institute, one of the leading esoteric testing laboratories in the world and the largest provider of molecular diagnostics testing in the United States. We believe that, with the unveiling of the human genome, new genes and the linkages of genes with disease will continue to be discovered at an accelerating pace, leading to research that will result in ever more complex and thorough predictive, diagnostic and therapeutic testing. We believe that we are well positioned to capture much of this growth.

         o Pursue Strategic Growth Opportunities: We intend to continue to leverage our network in order to capitalize on targeted strategic growth opportunities both inside and outside our core clinical laboratory testing business. These opportunities are more fully described under "Strategic Growth Opportunities" and include continuing to make selective regional acquisitions, capturing the growth in the areas of genomics and specialty testing, expanding our direct-to-consumer business and expanding our clinical trials testing and other services to the pharmaceutical and biotechnology industries.

         o Leverage Our Satisfaction Model: Our approach to conducting business states that satisfied employees lead to satisfied customers, which in turn benefits our stockholders. We regularly survey our employees and customers and follow up on their concerns. We emphasize skills training for all employees and leadership training for our supervisory employees, which also includes Six Sigma training to manage high-impact quality improvement projects throughout our organization, and annual compliance training. Most importantly, we are committed to engaging each employee with dignity and respect and trust them to treat our customers the same way. We believe that our treatment and training of employees, together with our competitive pay and benefits, helps increase employee satisfaction and performance, thereby enabling us to provide better services to our customers.

Recent Acquisitions

           On August 16, 1999, we completed the acquisition of SmithKline Beecham Clinical Laboratories, Inc. ("SBCL"), which operated the clinical laboratory business of SmithKline Beecham plc, or SmithKline Beecham. After taking into account a purchase price adjustment that was finalized in October 2000 and our two for one stock split in May 2001, the purchase price consisted of $930 million in cash and approximately 25.1 million shares of our common stock, which represented approximately 29% of our then outstanding common stock. During the second quarter of 2001, we completed the process of reducing redundant facilities and infrastructure and redirecting testing volume to provide more local testing and improve customer service. We continue to expect that the SBCL integration will result in approximately $150 million of annual synergies and that we will achieve this annual rate of synergies by the end of 2002. During 2001, we estimate that we realized approximately $120 million of these synergies driven by cost reductions, and at the end of 2001, we estimate we had achieved an annualized rate of synergies of approximately $140 million.

           On February 7, 2002, we executed a definitive agreement to acquire American Medical Laboratories, Incorporated, or AML, in an all-cash transaction valued at $500 million, which includes the assumption of approximately $160 million in debt. AML is a national provider of esoteric testing to hospitals and specialty physicians and is a leading provider of diagnostics testing services in the Nevada and metropolitan Washington, D.C. markets. AML, established in 1959, has approximately 3,000 employees and in 2001 generated annual revenues of approximately $300 million. It has reference testing relationships with almost 500 hospitals, 150 clinical laboratories and 7,000 physician offices. AML has two full-service laboratories, located in Chantilly, Virginia and Las Vegas, Nevada, and 51 patient service centers, most of which are located in the Nevada and metropolitan Washington, D.C. markets. Following the acquisition, the Virginia reference laboratory will complement our Nichols Institute reference laboratory on the west coast. We believe that the acquisition will strengthen our leadership position in the delivery of esoteric testing services to hospitals and specialty physicians throughout the country. AML also has an anatomic pathology business served by approximately 30 board-certified specialty pathologists, which will expand the consultative capabilities and capacity of our anatomic pathology services. As part of the acquisition, we will also acquire LabPortal, Inc., a provider of electronic connectivity products. AML also is a national provider of drugs of abuse testing, and pioneered the use of hair samples for testing. The acquisition is expected to close during the first quarter of 2002 and will be funded by cash on hand and our existing revolving credit facilities.

         In December 2001, we acquired Clinical Diagnostics Services, Inc., a clinical laboratory based in Englewood, New Jersey with approximately 50 patient service centers in the New York City metropolitan area, for approximately $62 million in cash. Also in December 2001, we acquired the assets of Las Marias Reference Lab Corp and Laboratorio Clinico Las Marias, Inc., a clinical laboratory based in San Juan, Puerto Rico for $18.5 million in cash.
In November 2001, we acquired the outstanding voting shares of MedPlus, Inc. ("MedPlus"), a leading developer and integrator of clinical connectivity and data management solutions for healthcare organizations and clinicians for approximately $18 million in cash. In February 2001 we also acquired the assets of Clinical Laboratories of Colorado, a clinical laboratory based in Denver, Colorado for approximately $47 million in cash.

         Following an acquisition, the integration process requires the dedication of significant management resources, which could result in a loss of momentum in the activities of our business and may cause an interruption of or deterioration in our services. Since most of our clinical laboratory testing is performed under arrangements that are terminable at will or on short notice, any interruption of, or deterioration in, our services may also result in a customer's decision to stop using us for clinical laboratory testing. These events could have a material adverse impact on our business. However, management believes that the successful implementation of our integration plans and our value proposition based on expanded patient access, our broad testing capabilities and most importantly, the quality of the services we provide, will mitigate customer attrition.

Our Services

           Our laboratory testing business consists of routine testing, esoteric testing, and clinical trials testing. Routine testing generates approximately 83% of our net revenues, esoteric testing generates approximately 13% of our net revenues, and clinical trials testing generates less than 3% of our net revenues. We derive less than 2% of our net revenues from foreign operations.

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

           We perform routine testing through our network of major laboratories, rapid response laboratories, or "stat" labs, and patient service centers. We also perform routine testing at the hospital laboratories we manage. Major laboratories offer a full line of routine clinical tests. Rapid response laboratories are local facilities where we can quickly perform an abbreviated line of routine tests for customers that require rapid turnaround. Patient service centers are facilities where specimens are collected. These centers are typically located in or near a building used by medical professionals.

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

           Through our relationship with members of the academic community and pharmaceutical and biotechnology firms, we believe that we are one of the leaders in transferring technical innovation to the market. Nichols Institute was the first private reference laboratory to introduce a number of new tests, including tests to measure circulating hormone levels and breast cancer prognostic markers. We continue to develop new and more sophisticated testing to monitor the success of therapy for cancer, AIDS and hepatitis C, and to detect other diseases and disorders. In addition to our recent introduction of the Heptimax'TM' test (discussed in "Business Strategy-Continue to Lead Innovation"), we recently developed and introduced an HIV genotyping test which predicts the drug resistance of HIV infected patients. To improve specificity of cervical cancer screening, we recently introduced automatic reflex high-risk DNA human papillomavirus testing for borderline ThinPrep'TM' Pap Tests'TM', using the original specimen. In addition, we recently introduced HCV DupliType'TM' testing to provide subtyping for a broader range of hepatitis C viral specimens improving the predictability of drug responsiveness.

           Through our Academic Associates program, leading academics and biotechnology firms work directly with our staff scientists to monitor and consult on existing test procedures and develop new esoteric test methods. In addition, we have entered into licensing arrangements and co-development agreements with biotechnology companies and academic medical centers (see "Business Strategy-Continue to Lead Innovation").

Clinical Trials Testing

           We believe that we are one of the world's three largest providers of clinical laboratory testing performed in connection with clinical research trials on new drugs. Clinical research trials are required by the FDA to assess the safety and efficacy of new drugs. We have clinical trials testing centers in the United States and in England. We also provide clinical trials testing in Australia and South Africa through arrangements with third parties. Clinical trials involving new drugs are increasingly being performed both inside and outside the United States. Approximately 31% of our net revenues from clinical trials testing in 2001 represented testing for GlaxoSmithKline plc.

Other Services and Products

           We manufacture and market diagnostic test kits and systems primarily for esoteric testing under the Nichols Institute Diagnostics brand name. These are sold principally to hospital and clinical laboratories, both domestically and internationally. Our MedPlus subsidiary, which we acquired in November 2001, is a developer and integrator for clinical connectivity and data management solutions for healthcare organizations and clinicians primarily through its ChartMaxx'r' electronic medical record system; and provides workflow and content management solutions to customers in a variety of industries.

Payers and Customers

           We provide testing services to a broad range of healthcare providers. We consider a "payer" as the party that pays for the test. Depending on the billing arrangement and applicable law, the payer may be (1) the physician or other party (such as another laboratory or an employer) who referred the testing to us, (2) the patient, or (3) a third party who pays the bill for the patient, such as an insurance company, Medicare or Medicaid. Some states, including New York, New Jersey and Rhode Island, prohibit us from billing physician clients. We generally consider a "customer" to be the party who refers tests to us. We also consider a managed care organization as both our customer and a payer, when it contracts with us on an exclusive or semi-exclusive basis on behalf of its patients.

           During 2001, only two customers accounted for more than 5% of our net revenues, and no single customer accounted for more than 7% of our net revenues. We believe that the loss of any one of our customers would not have a material adverse effect on our financial condition, results of operations, or cash flow.

           Payers

           The following table shows current estimates of the breakdown of the percentage of our total volume of requisitions and total clinical laboratory revenues during 2001 applicable to each payer group:

                                                                                            Revenue
                                                                                            as % of
                                                        Requisition Volume                   Total
                                                             as % of                  Clinical Laboratory
                                                           Total Volume                     Revenues
                                                           ------------                     --------
           Patient.................................            2%-- 5%                        5%--10%
           Medicare and Medicaid...................           10%--15%                       10%--15%
           Physicians, Hospitals, Employers and
           Other Monthly-Billed Payers.............           30%--35%                       25%--30%
           Third Party Fee-for-Service.............           30%--35%                       40%--45%
           Managed Care-Capitated..................           15%--20%                        5%--10%

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

Managed Care Organizations and Other Insurance Providers

           Managed care organizations and other insurance providers, which typically contract with a limited number of clinical laboratories for their members, represent approximately one half of our total testing volumes and one half of our consolidated testing revenues. Larger managed care organizations and other insurance providers typically prefer to use large independent clinical laboratories because they can provide services on a national or regional basis and can manage networks of local or regional laboratories. In addition, larger laboratories are better able to achieve the low-cost structures necessary to profitably service large managed care organizations and can provide test utilization data across their various plans.

           While the growth in the number of patients participating in managed care plans has slowed in recent years, over the last decade, the managed care industry has been consolidating, resulting in fewer but larger managed care organizations with significant bargaining power in negotiating fee arrangements with healthcare providers, including clinical laboratories. Managed care organizations demand that clinical laboratory service providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment contracts. Under capitated payment contracts, clinical laboratories receive a fixed monthly fee per individual enrolled with the managed care organization for all laboratory tests performed during the month regardless of the number or cost of the tests actually performed. Some services, such as various esoteric tests, new technologies and anatomic pathology services, may be carved out from a capitated rate and, if carved out, are charged on a fee-for-service basis. In 2001, we derived approximately 9% of our revenues from capitated payment contracts with managed care organizations.

           Recently, there has been a shift in the way major managed care organizations contract with clinical laboratories. Managed care organizations have begun to offer more freedom of choice to their affiliated physicians, including greater freedom to determine which laboratory to use and which tests to order. Accordingly, our agreements with most managed care organizations are generally not exclusive arrangements, allowing us to compete for physician business more on the basis of service and quality rather than price alone. As a result of this emphasis on greater freedom of choice as well as our enhanced service network and capabilities, and our focus on ensuring that overall arrangements are profitable, pricing of managed care agreements has generally improved over the last several years. Also, managed care organizations have recently been giving patients greater freedom of choice and patients have increasingly been selecting plans (such as preferred provider organizations) that offer a greater choice of providers. Pricing for these preferred provider organizations is typically negotiated on a fee-for-service basis, which generally results in higher revenue per requisition than under a capitated fee arrangement. Despite these trends, managed care organizations continue to seek to reduce their costs in order to keep their premiums to their customers competitive. If we are unable to agree on pricing with a managed care organization, we would become a "non participating" provider and could then only bill the ordering physician or the patient rather than the managed care organization. This "non participating" status could lead to loss of business since the physician is likely to refer testing to a participating provider whose testing is covered by the patient's managed care benefit plan. We cannot assure investors that we will continue to be successful in negotiating contracts with major managed care organizations. Loss of major managed care agreements could have a material adverse effect on our financial condition, results of operations and cash flow.

Hospitals

           We provide services to hospitals throughout the United States that vary from esoteric testing to helping manage their laboratories. We believe that we are the industry's market leader in servicing hospitals. Testing for hospitals accounts for approximately 11% of our net revenues. Hospitals generally maintain an on-site laboratory to perform testing on patients and refer less frequently needed and highly specialized procedures to outside laboratories, which typically charge the hospitals on a negotiated fee-for-service basis. We believe that most hospital laboratories perform approximately 95% to 97% of their patients' clinical laboratory tests. Many hospitals compete with independent clinical laboratories for outreach (non-hospital patients) testing. Most physicians have admitting privileges or other relationships with hospitals as part of their medical practice. Many hospitals leverage their relationships with community physicians and encourage the physicians to send their outreach testing to the hospital's laboratory. In addition, hospitals that own physician practices generally require the physicians to refer tests to the hospital's affiliated laboratory. As a result, hospital-affiliated laboratories can be both customers and competitors for independent clinical laboratories.

           We have joint venture arrangements with leading integrated health delivery networks in several metropolitan areas. These joint venture arrangements, which provide testing for affiliated hospitals as well as for unaffiliated physicians and other healthcare providers in their geographic areas, serve as our principal laboratory facilities in their service areas. Typically, we have either a majority ownership interest in, or day-to-day management responsibilities for, our hospital joint venture relationships. We also manage the laboratories at a number of other hospitals.

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

Wellness programs enable employers to take an active role in lowering their overall healthcare costs. Testing services for employers account for approximately 4% of our net revenues. The volume of testing services for employers, which generally have relatively low profit margins, declined significantly during 2001, driven by a general slowing of the economy and a corresponding slowdown in hiring. We also perform esoteric testing services for other independent clinical laboratories that do not have the full range of our testing capabilities. All of these customers are charged on a fee-for-service basis.

Sales and Marketing

           We market to and service our customers through our direct sales force sales representatives, customer service and patient service representatives and couriers.

           We focus our sales efforts on pursuing and keeping profitable accounts that generate an acceptable return. We have an active account management process to evaluate the profitability of all of our accounts. Where appropriate, we change the service levels, terminate accounts that are not profitable, or adjust pricing.

           Most sales representatives market routine laboratory services primarily to physicians and hospitals. Some sales representatives focus on particular market segments or on testing niches. For example, some representatives concentrate on market segments such as hospitals or managed care organizations, and others concentrate on testing niches such as substance-abuse testing. During 2001, we created a team of sales representatives who concentrate on gene-based and other esoteric testing.

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

           o Selective Regional Acquisitions: The clinical laboratory industry is still highly fragmented. Historically, regional acquisitions fueled our growth. We expect to focus future clinical laboratory acquisition efforts on laboratories that can be integrated into our existing laboratories such as our acquisition of the assets of Clinical Laboratories of Colorado in February 2001 and the acquisition of Clinical Diagnostics Services in the New York City metropolitan area in December 2001. This strategy enables us to reduce costs and improve efficiencies through the elimination of redundant facilities and equipment, and reductions in personnel. On February 7, 2002, we executed a definitive agreement to acquire American Medical Laboratories, Incorporated (see "Recent Acquisitions"). We may also consider acquisitions of ancillary businesses as part of our overall growth strategy, such as our November 2001 acquisition of MedPlus Inc., which develops clinical connectivity products designed to enhance patient care (see "Information Systems").

           o Anatomic Pathology: While we are the leading provider of non hospital-based anatomic pathology services in the United States, we have traditionally been strongest in cytology, and specifically in the analysis of pap smears to detect cervical cancer. During the last several years, we have led the industry in converting approximately 60% of our pap smear business to ThinPrep'TM', a higher quality, and more profitable product offering. During 2001, we began placing greater strategic and tactical emphasis on the growth of our physician-based histology (tissue pathology) business. We intend to continue to expand our anatomic pathology business into higher growth segments . We estimate that the current United States market for anatomic pathology services is approximately $6 billion per year. We estimate that cytology, which represents about $1 billion per year of this market, is growing about 5% per year; and that tissue pathology, which represents about $5 billion per year of this market, is growing more than 10% each year fueled by the aging of the population. We perform approximately $350 million of such services each year, representing a market position significantly less than our share of the entire clinical laboratory market.

         o Genomics and Esoteric Testing: We intend to remain a leading innovator in the clinical laboratory industry by continuing to introduce new tests, technology and services. We estimate that the current United States market in gene based testing is in excess of $1 billion per year. We believe that we have the largest gene based testing business in the United States, with approximately $275 million in annual revenues, and that this business is growing by more than 20% per year. We believe that the unveiling of the human genome, the discovery of new genes and the linkages of these genes with disease will result in more complex and thorough predictive, diagnostic and therapeutic testing. We believe that we are well positioned to realize this growth. We intend to focus on commercializing diagnostic applications of discoveries in the areas of functional genomics (the analysis of genes and their functions), and proteomics (the discovery of new proteins made possible by the human genome project).

         o Consumer Health: Consumers are becoming increasingly interested in managing their own health and health records. Currently, almost all the testing we perform is ordered directly by a physician, who then receives the test results. However, we believe that consumers will increasingly want to order clinical laboratory tests themselves through the Internet or our network of patient service centers, which already service about 80,000 patients each day, or through third-party retailers, even if the consumers are responsible for paying for the tests themselves. Tests particularly well suited for direct-to-consumer delivery include tests that measure levels of cholesterol, PSA (prostate specific antigen), glucose, hemoglobin A1c (diabetes monitoring), and TSH (thyroid disorders). We have launched a consumer health website, questest.com'TM', that provides easy-to-understand information about health testing. We are currently conducting proof-of-concept pilots by providing direct testing access to consumers in several markets. In those states that restrict the ability of consumers to order tests and receive results directly, we are utilizing a physician network to facilitate the ordering of tests and reporting of results.

         o Pharmaceutical Services, including Clinical Trials and Commercial Services (Informatics): Among our strengths are our service relationships with physicians and our clinical laboratory results database, which we believe to be the largest private database of its kind in the world. This database continues to grow as we perform tests related to over 105 million requisitions each year. We believe that this database has substantial value since a significant portion of all healthcare decisions and spending are impacted by laboratory testing results. We believe that we can leverage our strengths to assist the pharmaceutical and biotechnology industries in the development and commercialization of their products. Large customers of clinical laboratories, including pharmaceutical companies, are increasingly interested in integrating our clinical laboratory data with other healthcare information to address quality, marketing and financial related questions. We also provide customized services for pharmaceutical and other health product companies to support the development and implementation of their products and services. We maintain the security and confidentiality of individual patient results. Beyond our current clinical trials business and informatics database, profitable growth opportunities with pharmaceutical companies also exist in: post-marketing (Phase IV) research, patient recruitment, genomics (drug discovery), over-the-counter drug testing and pharmaceutical sales and product detailing.

Information Systems

         Information systems are used extensively in virtually all aspects of our business, including laboratory testing, billing, customer service, logistics, and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our information technology (IT) systems. Our computer systems are vulnerable to damage from a variety of sources, including telecommunications failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautions we have taken, unanticipated problems affecting our systems could cause failures in our IT systems. Sustained or repeated system failures that interrupt our ability to process test orders, deliver test results or perform tests in a timely manner would adversely affect our reputation and result in a loss of customers and net revenues.

         During the 1980s and early 1990s when we acquired many of our laboratory facilities, our regional laboratories were operated as local, decentralized units. When the laboratories were acquired, we did not make significant changes in their method of operations and we did not standardize their billing, laboratory, and some of their other information systems. As a result, by the end of 1995 we had many different information systems for billing, test results reporting, and other transactions. Over time, the growth in the size and network of our customers and the increasing complexity of billing demonstrated a greater need for standardized systems.

         Prior to the acquisition of SBCL, we had chosen our proprietary SYS system as our standard billing system and our QuestLab system (which is licensed from a third party) as our standard laboratory information system, and had begun to convert our laboratories to these standard systems. SBCL had standardized billing and laboratory information systems throughout its laboratory network that were different from our existing systems. During 2002, we plan to begin to develop and implement a standard laboratory information system and a standard billing system. We expect that the implementation of the standardized systems will take several years to complete and will result in significantly more centralized systems than we have today. We expect the integration of these systems will improve operating efficiency and provide management with more timely and comprehensive information with which to make management decisions. However, failure to properly implement this standardization process could materially adversely impact us. During system conversions of this type, workflow may be temporarily interrupted, which may cause backlogs. In addition, the implementation process, including the transfer of databases and master files to new data centers, presents significant conversion risks which could cause failures in our IT systems and disrupt our operations.

         We continue to invest in the development and improvement of our connectivity products for customers and providers by developing differentiated products that will provide friendlier, easier access to information. We have expanded our Internet capabilities with the enhanced Quest on Demand'TM' website offering tests orders and results online for physicians and hospitals customers. This service will allow us to replace desktop products that we currently provide to most physicians. In November 2001, we acquired MedPlus, Inc. Their ChartMaxx'TM' and E. Maxx'TM' patient record systems support the creation and management of an electronic patient record, by bringing together in one patient-centric view information from various sources, including the physician's records and laboratory and hospital data. We intend to consider other strategic arrangements that will enhance our ability to introduce electronic services to a broader variety of healthcare customers.

Billing

         Billing for laboratory services is complicated. Laboratories must bill various payers, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, all of which have different requirements. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further complexity to the billing process. Among many other factors complicating billing are:

         o pricing differences between our fee schedules and the reimbursement rates of the payers;

         o disputes with payers as to which party is responsible for payment;
           and

         o disparity in coverage and information requirements among various carriers.

         We believe that most of our bad debt expense, which was 6% of our net revenues in 2001, is the result of issues that are not credit-related, primarily missing or incorrect billing information on requisitions received from healthcare providers. In general, we perform the requested tests and report test results regardless of whether the billing information is incorrect or missing. We subsequently attempt to contact the provider to obtain any missing information and rectify incorrect billing information. Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable. When all issues relating to the missing or incorrect information are not resolved in a timely manner, the related receivables are written-off to the allowance for doubtful accounts.

         We have implemented "best practices" for billing that have significantly reduced the percentage of requisitions with missing billing information from approximately 16% at the beginning of 1996 to approximately 5.5% immediately prior to the acquisition of SBCL. These initiatives, together with progress in dealing with Medicare medical necessity documentation requirements and standardizing billing systems, have significantly reduced bad debt expense since 1996. During the twelve months ended July 31, 1999 (immediately prior to the acquisition of SBCL), our bad debt expense was about 6% of net revenues (adjusted to exclude the effect of testing performed by third parties under our laboratory network management arrangements), while SBCL, which had not implemented procedures similar to ours, had bad debt expense of about 10% of net revenues (adjusted to exclude the effect of testing performed by third parties under SBCL's laboratory network management arrangements). Since the acquisition, we have begun implementing our pre-acquisition billing practices at the former SBCL facilities, which we believe should enable us to lower overall bad debt expense (including that of SBCL) to or below the levels immediately prior to the acquisition. As a result of implementing these billing practices, bad debt expense improved to about 6% of net revenues during 2001, from about 7% of net revenues in 2000, and about 8% of net revenues (adjusted to exclude the effect of testing performed by third parties under our laboratory network management arrangements) just after completion of the SBCL acquisition. We believe that in the longer term, with a continuing focus on process discipline, bad debt as a percentage of revenues can be reduced to 4% or less (see "Regulation of Reimbursement for Clinical Laboratory Services"). Changes in laws and regulations could negatively impact our ability to bill our clients. The Center for Medicare and Medicaid Services, or CMS (formerly the Health Care Financing Administration) establishes procedures and continuously evaluates and implements changes in the reimbursement process.

Competition

         The clinical laboratory testing business is fragmented and highly competitive. We compete with three types of providers: hospital-affiliated laboratories, other independent clinical laboratories, and physician-office laboratories. We are the leading clinical laboratory provider in the United States, with net revenues greater than $3.6 billion during 2001, and facilities in substantially all of the country's major metropolitan areas. Our largest competitor is Laboratory Corporation of America Holdings, or LabCorp, which had net revenues of approximately $2.2 billion during 2001. In addition, we compete with many smaller regional and local independent clinical laboratories, as well as with laboratories owned by physicians and hospitals (see "Customers-Hospitals").

         We believe that healthcare providers consider a number of factors when selecting a laboratory, including:

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

         We believe that large independent clinical laboratories may be able to increase their share of the overall clinical laboratory testing market due to their large service networks and lower cost structures. These advantages should enable larger clinical laboratories to more effectively serve large customers, including managed care organizations. In addition, we believe that consolidation in the clinical laboratory testing business will continue. However, a majority of the clinical laboratory testing is likely to continue to be performed by hospitals, which generally have affiliations with community physicians that refer testing to us (see "Customers-Hospitals"). As a result of these affiliations, we compete against hospital-affiliated laboratories primarily on the basis of service capability and quality as well as other non-pricing factors. Our failure to provide service superior to hospital-affiliated laboratories and other laboratories could negatively impact our net revenues.

         Advances in technology may lead to the development of more cost-effective tests that can be performed outside of an independent clinical laboratory such as (1) point-of-care tests that can be performed by physicians in their offices and (2) home testing that can be performed by patients or by physicians in their offices. Development of such technology and its use by our customers would reduce the demand for our laboratory testing services and negatively impact our revenues (see "Regulation of Clinical Laboratory Operations").

Quality Assurance

         Our goal is to continually improve the processes for collection, storage and transportation of patient specimens, as well as the precision and accuracy of analysis and result reporting. Our quality assurance efforts focus on proficiency testing, process audits, statistical process control and personnel training for all of our laboratories and patient service centers. We are implementing the Six Sigma approach to help achieve our goal of becoming recognized as the undisputed quality leader in the healthcare services industry.

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

         External Proficiency Testing and Accreditation. All our laboratories participate in various quality surveillance programs conducted externally. These programs supplement all other quality assurance procedures. They include proficiency testing programs administered by the College of American Pathologists, or CAP, as well as some state agencies.

         CAP is an independent non-governmental organization of board certified pathologists. CAP is approved by the CMS to inspect clinical laboratories to determine compliance with the standards required by the Clinical Laboratory Improvement Amendments of 1988. CAP offers an accreditation program to which laboratories may voluntarily subscribe. All of the Company's major regional laboratories are accredited by the CAP. Accreditation includes on-site inspections and participation in the CAP (or equivalent) proficiency testing program.

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

         CLIA. All of our laboratories and patient service centers are licensed and accredited by applicable federal and state agencies. The Clinical Laboratory Improvement Amendments of 1988, or CLIA, regulates virtually all clinical laboratories by requiring they be certified by the federal government to ensure that all clinical laboratory testing services are uniformly accurate, reliable and timely. CLIA permits states to adopt regulations that are more stringent than federal law. For example, state laws may require additional personnel qualifications, quality control, record maintenance and proficiency testing.

         Currently, most of our clinical laboratory testing is categorized as "high" or "moderate" complexity, and therefore subject to extensive and costly regulation under CLIA. The cost of compliance with CLIA makes it cost prohibitive for many physicians to operate clinical laboratories in their offices; other laws limit the ability of physicians to have ownership in a laboratory and refer tests to such laboratory. However, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling test kits approved for home use to both physicians and patients. Diagnostic tests approved or cleared by FDA for home use are automatically deemed to be "waived" tests under CLIA and may then be performed in physician office laboratories as well as by patients in their homes with minimal regulatory oversight.

         Drug Testing. The Substance Abuse and Mental Health Services Administration, or SAMHSA, regulates drug testing for public sector employees and employees of certain federally regulated businesses. SAMHSA has established detailed performance and quality standards that laboratories must meet to perform drug testing on federal employees and contractors and other regulated entities. All laboratories that perform such testing must be certified as meeting SAMHSA standards.

         Controlled Substances. The federal Drug Enforcement Administration, or DEA, regulates access to controlled substances used to perform drugs of abuse testing. Laboratories that use controlled substances are licensed by the DEA.

         Medical Waste, Hazardous Waste and Radioactive Materials. Clinical laboratories are also subject to federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and radioactive materials. We generally use outside vendors to dispose of specimens.

         FDA. The Food and Drug Administration, or FDA, has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories and has taken responsibility from the Centers for Disease Control and Prevention, or CDC, for test classification. In 1998 a final rule issued by the FDA became effective clarifying that certain reagents used in many tests internally developed and performed by clinical laboratories do not require FDA clearance or approval. However, the FDA is considering whether to regulate laboratory developed genetic tests and certain laboratory developed genotyping tests for HIV resistance. In 2001, the FDA also issued a final rule requiring clinical laboratories that perform blood bank testing or confirmatory tests to register with the FDA.

         Occupational Safety. The federal Occupational Safety and Health Administration, or OSHA, has established extensive requirements relating specifically to workplace safety for healthcare employers. This includes protecting workers from exposure to blood-borne pathogens, such as HIV and hepatitis B and C. OSHA amended its regulations effective in 2001 to require employers to develop a program to reduce or eliminate needle stick injuries. During the fourth quarter of 2000, we began to provide to our employees safety needles, which are more expensive than regular needles, throughout our patient service center network. During the fourth quarter of 2001, we began to provide safety needles to clients who request the same safety needles we use for the purpose of drawing specimens referred to us for testing.

         Specimen Transportation. Transportation of infectious substances such as clinical laboratory specimens is subject to regulation by the Department of Transportation, the Public Health Service, or PHS, the United States Postal Service and the International Civil Aviation Organization.

         Corporate Practice of Medicine. Many states, including several in which our principal laboratories are located, prohibit corporations from engaging in the practice of medicine. The corporate practice of medicine doctrine has been interpreted to prohibit corporations from employing licensed healthcare professionals to provide services on the corporation's behalf. These restrictions may affect our ability to provide services directly to consumers.

Confidentiality of Health Information

         Pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, on December 28, 2000, the Secretary of the Department of Health and Human Services, or HHS, issued final regulations that would establish comprehensive federal privacy standards with respect to the use and disclosure of protected health information by a health plan, healthcare provider or healthcare data clearinghouse. The regulations establish a complex regulatory framework on a variety of subjects, including:

         o the circumstances under which uses and disclosures of protected health information require a general patient consent, specific authorization by the patient, or no patient consent or authorization;

         o patients' rights to access, amend and receive an accounting of the disclosures and uses of protected health information;

         o the content of notices of privacy practices for protected health information; and

         o administrative, technical and physical safeguards required of entities that use or receive protected health information.

         The federal healthcare privacy regulations establish a "floor" and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy standards and varying state privacy laws. In addition, for healthcare data transfers relating to citizens of other countries, we will need to comply with the laws of other countries. The federal privacy regulations became effective in April 2001 for healthcare providers, who have until April 2003 to comply. In addition, final standards for electronic transactions were issued in August 2000 and will become effective in October 2002, although covered entities are eligible to obtain a one year extension if approved through an application to the Secretary of Health and Human Services, that includes a plan for achieving compliance by October 16, 2003. These regulations provide uniform standards for code sets (codes representing medical procedures and laboratory tests and diagnosis codes, which are used, among others, in connection with the identification and billing of medical procedures and laboratory tests), electronic claims, remittance advice, enrollment, eligibility and other electronic transactions. Finally, the proposed security and electronic signature regulations issued by the Secretary of HHS in August 1998 pursuant to HIPAA are expected to be finalized this year and will not be effective until two years later. HIPAA provides for significant fines and other penalties for wrongful disclosure of protected health information. Compliance with the HIPAA requirements, when finalized, will require significant capital and personnel resources from all healthcare organizations, including Quest Diagnostics. However, we will not be able to estimate the cost of complying with all of these regulations, which we expect to be significant, until after all the regulations are finalized. These regulations, when finalized and effective, will likely restrict our ability to use our laboratory database to provide medical information for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for information that does not identify a patient.

Regulation of Reimbursement for Clinical Laboratory Services

         Overview. The healthcare industry has experienced significant changes in reimbursement practices during the past several years. Governmental payers, such as Medicare (which principally serves patients 65 years and older) and Medicaid (which principally serves indigent patients), as well as private insurers and large employers, have taken steps to control the cost, utilization and delivery of healthcare services. Principally as a result of reimbursement reductions and measures adopted by CMS to reduce utilization described below, the percentage of our aggregate net revenues derived from Medicare and Medicaid programs declined from 20% in 1995 to 14% in 2001. We believe that our other business may significantly depend on continued participation in the Medicare and Medicaid programs, because many customers may want a single laboratory to perform all of their clinical laboratory testing services, regardless of whether reimbursements are ultimately made by themselves, Medicare, Medicaid or other payers.

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

         Reduced Reimbursements. In 1984, Congress established a Medicare fee schedule payment methodology for clinical laboratory services performed for patients covered under Part B of the Medicare program. Congress then imposed a national ceiling on the amount that carriers could pay under their local Medicare fee schedules. Since then, Congress has periodically reduced the national ceilings. The Medicare national fee schedule limitations were reduced in 1996 to 76% of the 1984 national median of the local fee schedules and in 1998 to 74% of the 1984 national median. In addition, Congress also eliminated the provision for annual fee schedule increases based on the consumer price index through 2002. Effective January 2001, however, the limitation amount for new clinical laboratory tests as determined by the Secretary of HHS, for which no limitation amount has previously been established, is 100% of the median of all the fee schedules established for that test.

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

         The fee schedule amounts established by Medicare are typically substantially lower than patient fees otherwise charged by us, but are sometimes higher than our fees actually charged to certain other clients. During 1992, the Office of the Inspector General, or OIG, of the HHS issued final regulations that prohibited charging Medicare fees substantially in excess of a provider's usual charges. The OIG, however, declined to provide any guidance concerning interpretation of these rules, including whether or not discounts to non-governmental clients and payers or the dual-fee structure might be inconsistent with these rules.

         A proposed rule released in September 1997 would have authorized the OIG to exclude providers from participation in the Medicare program, including clinical laboratories, that charge Medicare and other programs fees that are "substantially in excess of . . . usual charges . . . to any of [their] customers, clients or patients." This proposal was withdrawn by the OIG in 1998. However, the 1997 Balanced Budget Act permits CMS to adjust statutorily prescribed fees for some medical services, including clinical laboratory services, if the fees are "grossly excessive." In January 1998, CMS issued an interim final rule setting forth criteria to be used by CMS in determining whether to exercise this power. Among the factors listed in the rule are whether the statutorily prescribed fees are "grossly higher or lower than the payment made for the . . . services by other purchasers in the same locality." In November 1999, the OIG issued an advisory opinion which indicated that a clinical laboratory offering discounts on client bills may violate the "usual charges" regulation if the "charge to Medicare substantially exceeds the amount the laboratory most frequently charges or has contractually agreed to accept from non-Federal payors." The OIG subsequently issued a letter clarifying that the usual charges regulation is not a blanket prohibition on discounts to private pay customers. We cannot provide any assurances to investors that fees payable by Medicare could not be reduced as a result of the application of this rule or that the government might not assert claims for reimbursement by purporting to apply this rule retroactively.

         Currently, there are no Medicare co-insurance or co-payments required for clinical laboratory testing. When co-insurance was last in effect in 1984, clinical laboratories received from Medicare carriers only 80% of the Medicare allowed amount and were required to bill Medicare beneficiaries for the unpaid balance of the Medicare allowed amount. If enacted, a co-insurance proposal could adversely affect the revenues of the clinical laboratory industry, including us, by exposing the testing laboratory to the credit of individuals and by increasing the number of bills. In addition, a laboratory could be subject to potential fraud and abuse violations if adequate procedures to bill and collect the co-insurance payments are not established and followed. Co-payments were not part of the Bush Administration's recent budget proposal for fiscal year 2002.

         Reduced Utilization of Clinical Laboratory Testing. In recent years, CMS has taken several steps to reduce utilization of clinical laboratory testing. Since 1995, Medicare carriers have adopted policies under which they do not pay for many commonly ordered clinical tests unless the ordering physician has provided an appropriate diagnostic code supporting the medical necessity of the test. Physicians are required by law to provide diagnostic information when they order clinical tests for Medicare and Medicaid patients. However, CMS has not prescribed any penalty for physicians who fail to provide diagnostic information to laboratories.

         We are generally permitted to bill patients directly for some statutorily excluded clinical laboratory services. We are also generally permitted to bill patients for clinical laboratory tests that Medicare does not pay for due to "medical necessity" limitations (these tests include limited coverage tests for which a carrier-approved diagnosis code is not provided by the ordering physician) if the patient signs an advance beneficiary notice
(ABN) under which the patient makes an informed decision as to whether to personally assume financial liability for laboratory tests which are likely to be not covered by Medicare because they are deemed to be not medically necessary. We do not have any direct contact with most of these patients and, in such cases, cannot control the proper use of the ABN by the physician or the physician's office staff. If the ABN is not timely completed or is not completed properly, we end up performing tests that we cannot subsequently bill to the patient if they are not reimbursable by Medicare. Currently CMS is considering the adoption of a CMS-approved ABN. Adoption of the new ABN form could result in even fewer valid ABNs and consequently prevent us from billing additional beneficiaries for services denied by Medicare for lack of medical necessity.

         Inconsistent Practices. Currently, many different local carriers administer Medicare. They have inconsistent policies on matters such as: (1) test coverage; (2) automated chemistry panels; (3) diagnosis coding; (4) claims documentation; and (5) fee schedules (subject to the national limitations). Inconsistent regulation has increased the complexity of the billing process for clinical laboratories. As part of the 1997 Balanced Budget Act, HHS was required to adopt uniform policies on the above matters by January 1, 1999, and replace the current local carriers with no more than five regional carriers. Although HHS has finalized a number of uniform policies, it has not taken any final action to replace the local carriers with five regional carriers. However, in November 2000, CMS published a solicitation in the Commerce Business Daily seeking two contractors to process Part B clinical laboratory claims. In the solicitation, CMS stated that the Secretary has decided to limit the number of carriers processing clinical diagnostic laboratory test claims to two contractors. The solicitation indicated that the Request for Proposal (RFP) would be released on or before December 31, 2000 but as of February 2002, it had not been issued; the solicitation did not indicate the effective date for a final transition to the regional carrier model.

         CMS plans to achieve standardization in part through implementing a single claims processing system for all carriers. This initiative, however, was suspended due to CMS's Year 2000 compliance priorities.

         Competitive Bidding. The 1997 Balanced Budget Act requires CMS to conduct five Medicare bidding demonstrations involving various types of medical services and complete them by 2002. CMS is expected to include a clinical laboratory demonstration project in a metropolitan statistical area as part of the legislative mandate. Florida has issued a proposal for competitive bidding for its Medicaid program. If competitive bidding were implemented on a regional or national basis for clinical laboratory testing, it could materially adversely affect the clinical laboratory industry and us.

         Future Legislation. Future changes in federal, state and local regulations (or in the interpretation of current regulations) affecting governmental reimbursement for clinical laboratory testing could adversely affect us. We cannot predict, however, whether and what type of legislative proposals will be enacted into law or what regulations will be adopted by regulatory authorities.

         Fraud and Abuse Regulations. Medicare and Medicaid anti-kickback laws prohibit clinical laboratories from making payments or furnishing other benefits to influence the referral of tests billed to Medicare, Medicaid or other federal programs. As noted above, the penalties for violation of these laws may include criminal and civil fines and penalties and/or suspension or exclusion from participation in federal programs. Many of the anti-fraud statutes and regulations, including those relating to joint ventures and alliances, are vague or indefinite and have not been interpreted by the courts. We cannot predict if some of the fraud and abuse rules will be interpreted contrary to our practices.

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

Government Investigations and Related Claims

         We are subject to extensive and frequently changing federal, state and local laws and regulations. We believe that, based on our experience with government settlements and public announcements by various government officials, the federal government continues to strengthen its position on healthcare fraud. In addition, legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse. While we believe that we are in material compliance with all applicable laws, many of the regulations applicable to us, including those relating to billing and reimbursement of tests and those relating to relationships with physicians and hospitals, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our billing practices. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

         During the mid-1990s, Quest Diagnostics and SBCL settled government claims that primarily involved industry-wide billing and marketing practices that both companies believed to be lawful. The aggregate amount of the settlements for these claims exceeded $500 million. The federal or state governments may bring additional claims based on new theories as to our practices that we believe to be in compliance with law. The federal government has substantial leverage in negotiating settlements since the amount of potential fines far exceeds the rates at which we are reimbursed, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs, which represented approximately 14% of our consolidated net revenues during 2001.

         At December 31, 2001 recorded reserves, relating primarily to billing claims, including those indemnified by SmithKline Beecham, approximated $21 million. Note 17 to the Consolidated Financial Statements describes the indemnification from SmithKline Beecham against certain claims. SmithKline Beecham has also agreed to indemnify Quest Diagnostics with respect to pending actions relating to a former SBCL employee that at times reused certain needles when drawing blood from patients. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information may become available that may cause the final resolution of these matters to exceed established reserves by an amount which could be material to our results of operations and cash flows in the period in which such claims are settled. We do not believe that these issues will have a material adverse effect on our overall financial condition. However, we understand that there may be pending qui tam claims brought by former employees or other "whistle blowers" as to which we have not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

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

         We emphasize the development of training programs intended to ensure the strict implementation and observance of all applicable laws, regulations and company policies. Further, we conduct in-depth reviews of procedures, personnel and facilities to assure regulatory compliance throughout our operations. The Quality, Safety and Compliance Committee of the Board of Directors requires periodic reporting of compliance operations from management. Government officials have publicly cited our program as a model for the industry. In October 1996, we signed a five-year corporate integrity agreement with the OIG that expired in October 2001.

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

Insurance

        As a general matter, providers of clinical laboratory testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on our client base and reputation. We maintain various liability and property insurance programs for claims that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results and other exposures but we are essentially self-insured for most of these claims. We do maintain coverage which caps our exposure on individual claims. The basis for our insurance reserves is the actuarially determined projected losses based upon our historical loss experience. Management believes that present insurance coverage and reserves are sufficient to cover currently estimated exposures, but we cannot assure you that we will not incur liabilities in excess of recorded reserves. Similarly, although we believe that we will be able to obtain adequate insurance coverage in the future at acceptable costs, we cannot assure you that we will be able to do so.

Employees

         At December 31, 2001 and 2000, we employed approximately 29,000 and 27,000 people, respectively. Approximately 27,000 of our employees were full-time at December 31, 2001. These totals exclude employees of the joint ventures where we do not have a majority interest. We have no collective bargaining agreements with any unions, and we believe that our overall relations with our employees are good.

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

         We would like to take advantage of the "safe harbor" provisions of the Litigation Reform Act in connection with the forward-looking statements included in this document. Investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this document. The following important factors could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements:

         (a) Heightened competition, including increased pricing pressure, competition from hospitals for testing for non-patients and competition from physicians. See "Business - Competition."

         (b) Impact of changes in payer mix, including any shift from traditional, fee-for-service medicine to capitated managed-cost healthcare. See "Business - Payers and Customers - Customers - Managed Care Organizations."

         (c) Adverse actions by government or other third-party payers, including unilateral reduction of fee schedules payable to us and an increase in the practice of negotiating for exclusive contracts that involve aggressively priced capitated payments by managed care organizations. See "Business - Regulation of Reimbursement for Clinical Laboratory Services" and "Business - Payers and Customers - Customers - Managed Care Organizations."

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

              (2) the policy of CMS to limit Medicare reimbursement for tests contained in automated chemistry panels to the amount that would have been paid if only the covered tests, determined on the basis of demonstrable "medical necessity", had been ordered;

              (3) continued inconsistent practices among the different local carriers administering Medicare; and

              (4)  proposed changes by CMS to the ABN form.

              See "Business - Regulation of Reimbursement for Clinical Laboratory Services" and "Business - Billing".

         (e) Adverse results from pending or future government investigations or private actions. These include, in particular:

              (1) significant monetary damages and/or exclusion from the Medicare and Medicaid programs and/or other significant litigation matters;

              (2)  the absence of indemnification from SmithKline Beecham for:

                   (a) governmental claims against SBCL that arise after August 16, 1999; and

                   (b) private claims unrelated to the indemnified governmental claims or investigations; and

              (3) the absence of indemnification for consequential damages from SmithKline Beecham.

         (f) Failure to obtain new customers at profitable pricing or failure to retain existing customers, and reduction in tests ordered or specimens submitted by existing customers.

         (g) Failure to efficiently integrate acquired clinical laboratory businesses, or to efficiently integrate clinical laboratory businesses from joint ventures and alliances with hospitals, and the costs related to any such integration, or to retain key technical and management personnel.

         (h) Inability to obtain professional liability insurance coverage or a material increase in premiums for such coverage. See "Business - Insurance."

         (i) Denial of CLIA certification or other license for any of Quest Diagnostics' clinical laboratories under the CLIA standards, by CMS for Medicare and Medicaid programs or other federal, state and local agencies. See "Business - Regulation of Clinical Laboratory Operations."

         (j) Increased federal or state regulation of independent clinical laboratories, including regulation by the FDA.

         (k) Adverse publicity and news coverage about us or the clinical laboratory industry.

         (l) Computer or other system failures that affect our ability to perform tests, report test results or properly bill customers, including potential failures resulting from systems conversions, including from the integration of the systems of Quest Diagnostics and SBCL, telecommunications failures, malicious human acts (such as electronic break-ins or computer viruses) or natural disasters. See "Business - Information Systems" and "Business - Billing."

         (m) Development of technologies that substantially alter the practice of laboratory medicine, including technology changes that lead to the development of more cost-effective tests such as (1) point-of-care tests that can be performed by physicians in their offices and (2) home testing that can be carried out without requiring the services of clinical laboratories. See "Competition" and "Regulation of Clinical Laboratory Operations."

         (n) Issuance of patents or other property rights to our competitors or others that could prevent, limit or interfere with our ability to develop, perform or sell our tests or operate our business. See "Business - The United States Clinical Laboratory Testing Market."

         (o) Development of tests by our competitors or others which we may not be able to license, or usage of our technology or similar technologies or our trade secrets by competitors, any of which could negatively affect our competitive position.

         (p) Development of an Internet based electronic commerce business model that does not require an extensive logistics and laboratory network.

         (q) The impact of the privacy and security regulations issued under HIPAA on our operations (including its medical information services) as well as the cost to comply with the regulations. See "Business - Confidentiality of Health Information."

         (r) Changes in interest rates and changes in our credit ratings from Standard & Poor's and Moody's Investor Services causing a substantial increase in our effective borrowing rate.

         (s) An ability to hire and retain qualified personnel or the loss of the services of one or more of our key senior management personnel.

         (t) Terrorist and other criminal activities, which could affect our customers, transportation or power systems, or our facilities, and for which insurance may not adequately reimburse us for.

         (u) Changes in our credit ratings from Standard & Poor's and Moody's Investor Services causing an unfavorable impact on our cost of and access to capital.

Item 2. Properties
------------------

Our principal laboratories (listed alphabetically by state) are located in or near the following metropolitan areas. In certain areas (indicated by the number
(2)), we have two principal laboratories as a result of recent acquisitions.


                         Location                                  Leased or Owned
                         --------                                  ---------------
Phoenix, Arizona                                               Leased by Joint Venture
Los Angeles, California                                                 Owned
San Diego, California                                                   Leased
San Francisco, California                                               Owned
San Juan Capistrano, California                                         Owned
Denver, Colorado                                                        Leased
New Haven, Connecticut                                                  Owned
Miami, Florida (2)                                                      Leased
Tampa, Florida                                                          Owned
Atlanta, Georgia                                                        Owned
Chicago, Illinois (2)                                           One owned, one leased
Indianapolis, Indiana                                          Leased by Joint Venture
Lexington, Kentucky                                                     Owned
New Orleans, Louisiana                                                  Owned
Baltimore, Maryland                                                     Owned
Boston, Massachusetts                                                   Leased
Detroit, Michigan                                                       Leased
St. Louis, Missouri                                                     Owned
New York, New York (Teterboro, New Jersey)(2)                   One owned, one leased
Long Island, New York                                                   Leased
Oklahoma City, Oklahoma                                        Leased by Joint Venture
Portland, Oregon                                                        Leased
Philadelphia, Pennsylvania                                              Leased
Pittsburgh, Pennsylvania                                                Leased
Nashville, Tennessee                                                    Leased
Dallas, Texas                                                           Leased
Houston, Texas                                                          Leased
Seattle, Washington                                                     Leased

         Our executive offices are located in Teterboro, New Jersey, at the facility that also serves as our regional laboratory serving the New York City metropolitan area. We lease an administrative office in Lyndhurst, New Jersey, near our executive offices and lease a site in Norristown, Pennsylvania, that serves as a billing center. We also lease under a capital lease an administrative office in Collegeville, Pennsylvania. We own our laboratory facility in Mexico City and lease a laboratory facility near London, England. We believe that, in general, our laboratory facilities are suitable and adequate for our current and anticipated future levels of operation. We believe that if we were unable to renew a lease on any of our testing facilities, we could find alternative space at competitive market rates and relocate our operations to such new location.

Item 3. Legal Proceedings
-------------------------

         In addition to the investigations described in "Business-Government Investigations and Related Claims," we are involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against us involve claims that are substantial in amount. Some of these claims involve contracts of SBCL that were terminated following our acquisition of SBCL. Although we cannot predict the outcome of such proceedings or any claims made against us, we do not anticipate that the ultimate outcome of the various proceedings or claims will have a material adverse effect on our financial position.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

         None.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters
----------------------------------------------------------------------------

         Our common stock is listed and traded on the New York Stock Exchange under the symbol "DGX." The following table sets forth, for the periods indicated, the high and low sales price per share as reported on the New York Stock Exchange Consolidated Tape (all prices have been restated to reflect the two-for-one stock split effected on May 31, 2001 - See Note 2 to the Consolidated Financial Statements):

                                                  High         Low
                                                  ----         ---
               1999
               First Quarter                     $11.41       $ 8.87
               Second Quarter                     13.75        10.75
               Third Quarter                      14.07        11.87
               Fourth Quarter                     16.47        11.28

               2000
               First Quarter                      20.19        14.57
               Second Quarter                     37.37        18.50
               Third Quarter                      70.50        36.63
               Fourth Quarter                     73.13        41.37

               2001
               First Quarter                      70.47        36.60
               Second Quarter                     75.75        42.15
               Third Quarter                      75.50        48.10
               Fourth Quarter                     72.27        55.02

         As of February 22, 2002, we had approximately 6,200 record holders of our common stock.

         We have never declared or paid cash dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business.

Item 6. Selected Financial Data
-------------------------------

         See page 28.

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
        of Operations
        -------------

         See page 31.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

         See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data
---------------------------------------------------

         See Item 14 (a) 1 and 2.

Item 9. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
        Financial Disclosure
        --------------------

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant
-----------------------------------------------------------

         Information concerning the directors of the Company is incorporated by reference to the information in the Company's Proxy Statement to be filed on or before April 30, 2002 (the "Proxy Statement") appearing under the caption "Election of Directors."

Executive Officers of the Registrant

         Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:

         Kenneth W. Freeman (51) is Chairman of the Board and Chief Executive Officer of the Company. Mr. Freeman joined the Company in May 1995 as President and Chief Executive Officer, was elected a director in July 1995 and was elected Chairman of the Board in December 1996. Prior to 1995, he served in a variety of financial and managerial positions at Corning, which he joined in 1972. He was elected Controller and a Vice President of Corning in 1985, Senior Vice President in 1987, General Manager of the Science Products Division in 1989 and Executive Vice President in 1993. He was appointed President and Chief Executive Officer of Corning Asahi Video Products Company in 1990.

         Surya N. Mohapatra, Ph.D. (52) is President and Chief Operating Officer. Prior to joining the Company in February 1999 as Senior Vice President and Chief Operating Officer, he was Senior Vice President of Picker International, a worldwide leader in advanced medical imaging technologies, where he served in various executive positions during his 18-year tenure.

         Lucia L. Quinn (49) is Senior Vice President for Advanced Diagnostics. Ms. Quinn has overall responsibility for Science and Innovation, Business Development, Pharmaceutical Services and Consumer Health. Ms. Quinn joined the Company in April 2001 as Vice President, Developing Businesses. From 1999 through April 2001 she was with Allied Signal/Honeywell, serving most recently as Vice President Strategic Marketing. From 1989 through 1999, Ms. Quinn was employed by Digital Equipment Corporation/Compaq, most recently serving as Vice President- Corporate Strategy. She assumed her current responsibilities in October 2001.

         Richard L. Bevan (42) is Vice President for Human Resources. From 1982 until August 1999, Mr. Bevan served in a variety of human resources positions for SmithKline Beecham's pharmaceutical and clinical laboratory businesses, most recently serving as Vice President and Director of Human Resources-Operations for SBCL. Mr. Bevan was appointed Corporate Vice President for Human Resource Strategy and Development in August 1999, and to his present position in January 2001.

         Catherine Doherty (39) is Vice President for Communications and Public Affairs. Ms. Doherty has overall responsibility for internal and external communications and government affairs. Ms. Doherty has been employed by the Company since 1990. She served as Chief Accounting Officer from 1996 until July 2000, when she became Vice President Investor Relations. Ms. Doherty assumed her current responsibilities in November 2001.

         Robert A. Hagemann (45) is Vice President and Chief Financial Officer. He joined Corning Life Sciences, Inc., in 1992, where he held a variety of senior financial positions before being named Vice President and Corporate Controller of the Company in 1996. Prior to joining the Company, Mr. Hagemann was employed by Prime Hospitality, Inc. and Crompton & Knowles, Inc. in senior financial positions. He was also previously associated with Ernst & Young. Mr. Hagemann assumed his present responsibilities in August 1998.

         Gerald C. Marrone (59) is Senior Vice President, Administration and Chief Information Officer. Mr. Marrone joined the Company in November 1997 as Chief Information Officer, after 12 years with Citibank, N.A. While at Citibank, he was most recently Vice President, Division Executive for Citibank's Global Production Support Division, and was also the Chief Information Officer of Citibank's Global Cash Management business. Prior to joining Citibank, he was the Chief Information Officer for Memorial Sloan-Kettering Cancer Center in New York for five years.

         Michael E. Prevoznik (40) is Vice President for Legal and Compliance and General Counsel. Prior to joining SBCL in 1994 as its Chief Legal Compliance Officer, Mr. Prevoznik was with Dechert Price & Rhodes. In 1996, he became Vice President and Chief Legal Compliance Officer for SmithKline Beecham Healthcare Services. In 1998, he was appointed Vice President, Compliance for SmithKline Beecham, assuming additional responsibilities for coordinating all compliance activities within SmithKline Beecham worldwide. Mr. Prevoznik assumed his current responsibilities with the Company in August 1999.

Item 11. Executive Compensation
-------------------------------

         The information called for by this Item is incorporated by reference to the information under the caption "Executive Compensation" appearing in the Proxy Statement. The information contained in the Proxy Statement under the captions "Compensation Committee Report on Executive Compensation" and "Performance Graph" is not incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

         The information called for by this Item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions
-------------------------------------------------------

         The information called for by this Item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" appearing in the Proxy Statement.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
------------------------------------------------------------------------

         (a)  Documents filed as part of this report:

         1. Index to financial statements and supplementary data filed as part of this report:


                                            Item                                          Page
              Report of Independent Accountants................................           F-1
              Consolidated Balance Sheets......................................           F-2
              Consolidated Statements of Operations............................           F-3
              Consolidated Statements of Cash Flows............................           F-4
              Consolidated Statements of Stockholders' Equity..................           F-5
              Notes to Consolidated Financial Statements.......................           F-6
              Supplementary Data: Quarterly Operating Results (unaudited)......           F-33

         2.   Financial Statement Schedule:

                                            Item                                          Page

              Schedule II - Valuation Accounts and Reserves....................           F-34

         3.   Exhibits filed as part of this report:

              See (c) below.

         (b)  Reports on Form 8-K filed during the last quarter of 2001:

              On November 14, 2001, the Company filed a current report on Form 8-K to update all investors on its outlook, which remained unchanged from the guidance we provided during the Third Quarter 2001 financial conference call on October 19, 2001.

              On November 27, 2001, the Company filed a current report on Form 8-K with respect to its completion, on November 26, 2001, of its previously announced public offering of $250 million of 1.75% contingent convertible debentures due 2021 (the "Debentures Offering").

              On November 29, 2001, the Company filed a current report on Form 8-K containing an opinion by Shearman & Sterling as to certain tax matters in connection with the Debentures Offering.

         (c)  Exhibits filed as part of this report:


           Exhibit
            Number                                             Description
            ------                                             -----------
              3.1       Restated Certificate of Incorporation (filed as an exhibit to the Company's current report on Form 8-K (Date of Report: May 31, 2001) and incorporated herein by reference)
              3.2       Amended and Restated By-Laws of the Registrant (filed as an Exhibit to the Company's 2000 annual report on Form 10-K and incorporated herein by reference)
              4.1       Form of Rights Agreement dated December 31, 1996 (the "Rights Agreement") between Corning
                        Clinical Laboratories Inc. and Harris Trust and Savings Bank as Rights Agent

                        (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215)
                        and incorporated herein by reference)
              4.2       Form of Amendment No. 1 effective as of July 1, 1999 to the Rights Agreement (filed as an exhibit to the Company's current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference)
              4.3       Form of Amendment No. 2 to the Rights Agreement (filed as an Exhibit to the Company's
                        1999 annual report on Form 10-K and incorporated herein by reference)
              4.4       Form of Amendment No. 3 to the Rights Agreement (filed as an Exhibit to the Company's
                        2000 annual report on Form 10-K and incorporated herein by reference)
             10.1       Form of 6 3/4% Senior Notes due 2006, including the form of guarantee endorsed thereon
                        (filed as an exhibit to the Company's current report on Form 8-K (Date of Report: June
                        27, 2001) and incorporated herein by reference)
             10.2       Form of 7 1/2% Senior Notes due 2011, including the form of guarantee endorsed thereon
                        (filed as an exhibit to the Company's current report on Form 8-K (Date of Report: June
                        27, 2001) and incorporated herein by reference)
             10.3       Form of 1.75% Contingent Convertible Debentures due 2021, including the form of guarantee endorsed thereon (filed as an exhibit to the Company's current report on Form 8-K (Date of Report: November 26, 2001) and incorporated herein by reference)
             10.4       Indenture dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and the Trustee (filed as an exhibit to the Company's current report on Form 8-K (Date of
                        Report: June 27, 2001) and incorporated herein by reference)
             10.5       First Supplemental Indenture, dated as of June 27, 2001, among the Company, the
                        Subsidiary Guarantors, and the Trustee to the Indenture referred to in Exhibit 10.4
                        (filed as an exhibit to the Company's current report on Form 8-K (Date of Report: June
                        27, 2001) and incorporated herein by reference)
             10.6       Second Supplemental Indenture, dated as of November 26, 2001, among the Company, the
                        Subsidiary Guarantors, and the Trustee to the Indenture referred to in Exhibit 10.4
                        (filed as an exhibit to the Company's current report on Form 8-K (Date of Report:
                        November 26, 2001) and incorporated herein by reference)
             10.7       Credit Agreement, dated as of June 27, 2001, among the Company, the Subsidiary Guarantors and the Banks (filed as an exhibit to the Company's current report on Form 8-K (Date of
                        Report: June 27, 2001) and incorporated herein by reference)
             10.8       Amended and Restated Credit and Security Agreement, dated as of September 28, 2001, among
                        Quest Diagnostics Receivables Inc., as Borrower, the Company, as Initial Servicer, each of the Lenders party thereto and Wachovia Bank, N.A., as Administrative Agent (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30,
                        2001 and incorporated herein by reference)
             10.9       Amendment No. 1 to the Amended and Restated Credit and Security Agreement, dated as of
                        October 30, 2001, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as
                        Initial Servicer, each of the Lenders party thereto and Wachovia Bank, N.A., as
                        Administrative Agent (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)
             10.10      Amendment No. 2 to the Amended and Restated Credit and Security Agreement, dated as of
                        January 14, 2002, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as
                        Initial Servicer, each of the Lenders party thereto and Wachovia Bank, N.A., as
                        Administrative Agent
             10.11      Receivables Sale Agreement dated as of July 21, 2000 between the Company, each of the subsidiary sellers party thereto and Quest Diagnostics Receivables Inc. (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)
             10.12      Stock and Asset Purchase Agreement dated as of February 9, 1999 among SmithKline Beecham plc,
                        SmithKline Beecham Corporation and the Company (the "Stock and Asset Purchase Agreement") (filed as Appendix A of the Company's Definitive Proxy Statement dated May 11, 1999 and incorporated by reference)
             10.13      Amendment No. 1 dated August 6, 1999 to the Stock and Asset Purchase Agreement (filed as an exhibit to the Company's current report on Form 8-K (Date of Report: August 16, 1999)
                        and incorporated herein by reference)
             10.14      Non-Competition Agreement dated as of August 16, 1999 between SmithKline Beecham plc and the
                        Company (filed as an exhibit to the Company's current report on Form 8-K

                        (Date of Report: August 16, 1999) and incorporated herein by reference)
             10.15      Stockholders Agreement dated as of August 16, 1999 between SmithKline Beecham plc and the Company (filed as an exhibit to the Company's current report on Form 8-K
                        (Date of Report: August 16, 1999) and incorporated herein by reference)
             10.16      Category One Data Access Agreement dated as of August 16, 1999 between SmithKline
                        Beecham plc and the Company (filed as an exhibit to the Company's current report on
                        Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference)
             10.17      Global Clinical Trials Agreement dated as of August 16, 1999 between SmithKline
                        Beecham plc and the Company (filed as an exhibit to the Company's current report on
                        Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference)
             10.18      First Amendment to Global Clinical Trials Agreement, dated January 18, 2001 with an effective date of January 1, 2000 between SmithKline Beecham plc and the Company
             10.19      Form of Employees Stock Purchase Plan (filed as an Exhibit to the Company's Registration
                        Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
             10.20      Form of 1996 Employee Equity Participation Program (filed as an Exhibit to the Company's
                        Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
             10.21      Form of 1999 Employee Equity Participation Program (filed as an Exhibit to the Company's proxy statement for the 1999 annual meeting of shareholders and incorporated herein by reference)
             10.22      Form of Stock Option Plan for Non-Employee Directors (filed as an exhibit to the Company's proxy statement for the 1998 annual meeting of shareholders and incorporated herein by reference)
             10.23      Employment Agreement between the Company and Kenneth W. Freeman (filed as an exhibit to the Company's 1999 annual report on Form 10-K and incorporated herein by reference)
             10.24      Amendment to the Employment Agreement between the Company and Kenneth W. Freeman (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June
                        30, 2000 and incorporated herein by reference)
             10.25      Form of Supplemental Deferred Compensation Plan (filed as an exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)
             10.26      Form of Executive Retirement Supplemental Plan (filed as an Exhibit to the Company's
                        Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
             12.27      Form of Variable Compensation Plan (filed as an Exhibit to the Company's Registration
                        Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)
              21        Subsidiaries of Quest Diagnostics Incorporated
             23.1       Consent of PricewaterhouseCoopers LLP
             23.2       Consent of PricewaterhouseCoopers LLP
             99.1       Quest Diagnostics Incorporated and Subsidiaries Selected Historical Financial Data Restated
                        to Reflect the Two-for-one Stock Split Effective May 31, 2001 (filed as an exhibit to the
                        Company's current report on Form 8-K (Date of Report: May 31, 2001) and incorporated herein by reference)

                                   Signatures

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Quest Diagnostics Incorporated

         By    /s/ Kenneth W. Freeman
               ----------------------------
                   Kenneth W. Freeman              Chairman of the Board and             February 27, 2002
                                                   Chief Executive Officer

         By    /s/ Robert A. Hagemann
               ----------------------------
                   Robert A. Hagemann              Vice President and                    February 27, 2002
                                                   Chief Financial Officer

         By    /s/ Thomas F. Bongiorno
               ----------------------------
                   Thomas F. Bongiorno             Vice President Controller and         February 27, 2002
                                                   Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

                                                           Capacity                            Date
                                                           --------                            -----
               /s/ Kenneth W. Freeman
               ----------------------------
                   Kenneth W. Freeman              Chairman of the Board and             February 27, 2002
                                                   Chief Executive Officer

               /s/ Kenneth D. Brody
               ----------------------------
                   Kenneth D. Brody                Director                              February 27, 2002

               /s/ William F. Buehler
               ----------------------------
                   William F. Buehler              Director                              February 27, 2002

               /s/ Van C. Campbell
               ----------------------------
                   Van C. Campbell                 Director                              February 27, 2002

               /s/ Mary A. Cirillo
               ----------------------------
                   Mary A. Cirillo                 Director                              February 27, 2002

               /s/ William R. Grant
               ----------------------------
                   William R. Grant                Director                              February 27, 2002

               /s/ Rosanne Hagerty
               ----------------------------
                   Rosanne Hagerty                 Director                              February 27, 2002

               /s/ Dan C. Stanzione
               ----------------------------
                   Dan C. Stanzione                Director                              February 27, 2002

               /s/ Gail R. Wilensky
               ----------------------------
                   Gail R. Wilensky                Director                              February 27, 2002

               /s/ John B. Ziegler
               ----------------------------
                   John B. Ziegler                 Director                              February 27, 2002

                SELECTED HISTORICAL FINANCIAL DATA OF OUR COMPANY

         The following table summarizes selected historical financial data of our company and our subsidiaries at the dates and for each of the periods presented. We derived the selected historical financial data for the years 1997 through 2001 from the audited consolidated financial statements of our company. As discussed in Note 2 to the Consolidated Financial Statements, all per share data has been restated to reflect our two-for-one stock split effected on May 31, 2001. The selected historical financial data is only a summary and should be read together with the audited consolidated financial statements and related notes of our company and management's discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K.

                                                                          Year Ended December 31,
                                               -----------------------------------------------------------------------------
                                                    2001          2000            1999 (a)           1998           1997
                                               --------------  --------------   --------------  -------------- -------------
                                                                   (in thousands, except per share data)
Operations Data:
Net revenues..................................$ 3,627,771     $ 3,421,162        $2,205,243       $ 1,458,607     $1,528,695
Provisions for restructuring and other
  special charges.............................      5,997 (b)       2,100 (c)        73,385  (d)            -         48,688 (e)
Income (loss) before extraordinary loss.......    183,912 (f)     104,948 (g)        (1,274) (h)       26,885        (22,260)
Net income (loss).............................    162,303 (f)     102,052 (g)        (3,413) (h)       26,885        (22,260)

Basic net income (loss) per common share:
Income (loss) before extraordinary loss.......$      1.98     $      1.17        $    (0.02)      $      0.45     $    (0.38)
Net income (loss).............................       1.74            1.14             (0.05)             0.45          (0.38)

Diluted net income (loss) per common share: (i)
Income (loss) before extraordinary loss.......$      1.88     $      1.11        $    (0.02)      $      0.44     $    (0.38)
Net income (loss).............................       1.66            1.08             (0.05)             0.44          (0.38)

Balance Sheet Data (at end of year):
Accounts receivable, net......................$   508,340     $   485,573        $  539,256       $   220,861     $  238,369
Total assets..................................  2,930,555       2,864,536         2,878,481         1,360,240      1,400,928
Long-term debt................................    820,337         760,705         1,171,442           413,426        482,161
Preferred stock ..............................          - (j)       1,000             1,000             1,000          1,000
Common stockholders' equity...................  1,335,987       1,030,795           862,062           566,930        540,660

Other Data:
Net cash provided by operating activities.....$   465,803     $   369,455        $  249,535       $   141,382     $  176,267
Net cash used in investing activities.........   (296,616)        (48,015)       (1,107,990)          (39,720)       (35,101)
Net cash provided by (used in) financing
  activities..................................   (218,332)       (177,247)          682,831           (60,415)       (21,465)
Provision for doubtful accounts...............    218,271         234,694           142,333            89,428        118,223 (k)
Rent expense..................................     82,769          76,515            59,073            46,259         47,940
Capital expenditures..........................    148,986         116,450            76,029            39,575         30,836
Adjusted EBITDA (l)...........................    556,851         459,380           237,038           158,609        153,800


(a) On August 16, 1999, we completed the acquisition of SBCL. Consolidated operating results for 1999 include the results of operations of SBCL subsequent to the closing of the acquisition. See Note 3 to the Consolidated Financial Statements.
(b) Represents charges incurred in conjunction with our debt refinancing in the second quarter of 2001 as discussed in Note 7 to the Consolidated Financial Statements.
(c) During the second quarter of 2000, we recorded a net special charge of $2.1 million. This net charge resulted from a $13.4 million charge related to the costs to cancel certain contracts that we believed were not economically viable as a result of the SBCL acquisition, and which were principally associated with the cancellation of a co-marketing agreement for clinical trials testing services, which charges were in large part offset by a reduction in reserves attributable to a favorable resolution of outstanding claims for reimbursements associated with billings of certain tests.
(d) Represents charges principally incurred in conjunction with the acquisition and planned integration of SBCL as discussed in Note 7 to the Consolidated Financial Statements.
(e) Includes a charge of $16 million to write-down goodwill reflecting the estimated impairment related to our consolidation plan announced in the fourth quarter of 1997.
(f) In conjunction with our debt refinancing in the second quarter of 2001, we recorded an extraordinary loss of $36 million ($22 million, net of taxes). The loss represented the write-off of deferred financing costs of $23 million, associated with the debt which was refinanced, and $12.8 million of payments related primarily to the tender premium incurred in connection with our cash tender offer of our 10 3/4% senior subordinated notes due 2006.
(g) During the fourth quarter of 2000, we recorded an extraordinary loss of $4.8 million ($2.9 million, net of taxes) representing the write-off of deferred financing costs resulting from the prepayment of $155 million of term loans under our senior secured credit facility.
(h) In conjunction with the acquisition of SBCL, we repaid the entire amount outstanding under our then existing credit agreement. The extraordinary loss recorded in the third quarter of 1999 represented $3.6 million ($2.1 million, net of taxes) of deferred financing costs which were written-off in connection with the extinguishment of the credit agreement.
(i) Potentially dilutive common shares primarily include stock options and restricted common shares granted under our Employee Equity Participation Program. During periods in which net income available for common stockholders is a loss, diluted weighted average common shares outstanding will equal basic weighted average common shares outstanding, since under these circumstances, the incremental shares would have an anti-dilutive effect.
(j) On December 31, 2001, the Company repurchased all of its then outstanding preferred stock for its par value of $1 million plus accrued dividends.

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

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Overview

         After nearly a decade of pressures to reduce reimbursement and reduce test utilization, the underlying fundamentals of the diagnostics testing industry are improving. During the early 1990s, the industry was negatively impacted by significant government regulation and investigations into various billing practices. In addition, the rapid growth of managed care, as a result of the need to reduce overall healthcare costs, and excess laboratory testing capacity in the industry, led to revenue and profit declines within the laboratory testing industry, which in turn led to industry consolidation, particularly among commercial laboratories. As a result of these dynamics, fewer, but larger commercial laboratories have emerged which have greater economies of scale, rigorous programs designed to assure compliance with government billing regulations and other laws, and a more disciplined approach to pricing services. These changes have resulted in improved profitability and a reduced risk of non-compliance with complex government regulations. At the same time, a slowdown in the growth of managed care and decreasing influence by managed care organizations on the ordering of clinical laboratory testing by physicians has led to renewed growth in testing volumes and further improvements in profitability since 1999. In addition, the following factors are expected to continue to fuel growth in testing volume for the industry:

         o  general expansion and aging of the United States population;

         o increasing focus on early detection and prevention as a means to reduce the overall cost of healthcare and development of more sophisticated and specialized tests for early detection of disease and disease management;

         o continuing research and development in the area of genomics, which is expected to yield new genetic tests and techniques;

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

         Payments for clinical laboratory testing services are made by the government, managed care organizations, insurance companies, physicians, hospitals, employers and patients. Physicians, hospitals and employers are typically billed on a fee-for-service basis based on fee schedules which are typically negotiated. Fees billed to patients and insurance companies are based on the laboratory's patient fee schedule, subject in some cases to limitations on fees negotiated with the insurance companies or with physicians on behalf of their patients. Medicare and Medicaid reimbursements are based on fee schedules set by governmental authorities.

         We incur significant additional costs as a result of our participation in Medicare and Medicaid programs, as billing and reimbursement for clinical laboratory testing is subject to considerable and complex federal and state regulations. These additional costs include those related to: (1) substantive front end billing processes; (2) training, service and education of our customers; (3) compliance and legal costs and (4) costs related to, among other factors, medical necessity denials. Auditing the compliance with applicable laws and regulations, as well as internal compliance policies and procedures, adds further complexity to the billing process. We have implemented "best practices" for billing that have significantly reduced the percentage of requisitions with missing billing information from approximately 16% at the beginning of 1996 to approximately 5.5% immediately prior to the acquisition of SBCL. These initiatives, together with progress in dealing with Medicare medical necessity documentation requirements and standardizing billing systems, have significantly reduced bad debt expense since 1996. While average Medicare reimbursement rates approximate the Company's overall average reimbursement rate from all payers, the total cost to comply with Medicare administrative requirements is disproportionate to our cost to bill other payers, making this business generally less profitable. Principally as a result of reimbursement reductions and measures adopted by governmental agencies to reduce clinical laboratory testing utilization, the percentage of our aggregate net revenues derived from Medicare and Medicaid programs declined from approximately 20% in 1995 to approximately 14% in 2001. We believe that our other business may significantly depend on continued participation in the Medicare and Medicaid programs, because many customers may want a single laboratory to perform all of their clinical laboratory testing services, regardless of whether reimbursements are ultimately made by themselves, Medicare, Medicaid or other payers.

         Managed care organizations and other insurance providers, which typically contract with a limited number of clinical laboratories for their members, represent approximately one half of our total testing volumes and one half of our consolidated testing revenues. Larger managed care organizations and other insurance providers typically prefer to use large independent clinical laboratories because they can provide services on a national or regional basis and can manage networks of local or regional laboratories.

         While the growth in the number of patients participating in managed care plans has slowed in recent years, over the last decade, the managed care industry has been consolidating, resulting in fewer but larger managed care organizations with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical laboratories. Managed care organizations frequently negotiate capitated payment contracts for a portion of their business, which shift the risk and cost of testing from the managed care organization to the clinical laboratory. Under these capitated payment contracts, the Company and managed care organization agree to a predetermined monthly contractual rate for each member of the managed care plan regardless of the number or cost of services provided by the Company. Capitated agreements with managed care organizations have historically been priced aggressively, particularly for exclusive or semi-exclusive arrangements. In 2001, we derived approximately 9% of our revenues from capitated payment contracts with managed care organizations. Recently, there has been a shift in the way major managed care organizations contract with clinical laboratories. Managed care organizations have begun to offer more freedom of choice to their affiliated physicians, including greater freedom to determine which laboratory to use and which tests to order. Accordingly, several agreements with major managed care organizations have been renegotiated from exclusive contracts to non-exclusive contracts. As a result, under these non-exclusive arrangements, physicians have more freedom of choice in selecting laboratories, and laboratories are likely to compete more on the basis of service and quality rather than price alone. As a result of this emphasis on greater freedom of choice, our enhanced service network and capabilities, and our focus on ensuring that overall arrangements are profitable, pricing of managed care agreements has improved. Also, managed care organizations have been giving patients greater freedom of choice and patients have increasingly been selecting plans (such as preferred provider organizations) that offer a greater choice of providers. Pricing for these preferred provider organizations is typically negotiated on a fee-for-service basis, which generally results in higher revenue per requisition than under a capitated fee arrangement. Despite these trends, managed care organizations continue to seek to reduce their costs in order to keep their premiums to their customers competitive.

         The clinical laboratory industry is subject to seasonal fluctuations in operating results and cash flows. Typically, testing volume declines during the summer months, year-end holiday periods and other major holidays, reducing net revenues and operating cash flows below annual averages. Testing volume is also subject to declines in winter months due to inclement weather, which varies in severity from year to year.

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

         Information systems are used extensively in virtually all aspects of our business, including laboratory testing, billing, customer service, logistics, and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our information technology (IT) systems. We routinely review and test disaster recovery plans, of which IT is an integral part, and take other precautions to minimize the risk of physical or electronic damage to our systems. Despite the safeguards and controls that are in place, sustained or repeated system failures that interrupt our ability to process test orders, deliver test results or perform tests in a timely manner would adversely affect our reputation and result in a loss of customers and net revenues. Additionally, during 2002, we plan to begin to develop and implement a standard laboratory information system and a standard billing system which we expect will take several years to complete. Through proper planning and execution of this standardization process, we expect to reduce the risks associated with systems conversions of this type, and minimize any disruptions in our operations.

Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straight-forward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about half of all our costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments:

         o  revenues and accounts receivable;

         o  reserves for general and professional liability claims;

         o  billing-related settlement reserves; and

         o  recoverability of goodwill.

         Revenues and accounts receivable

         The process for estimating the ultimate collection of receivables involves significant assumptions and judgments. Billings for services under third-party payer programs, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on final settlement with the third-party payers, are recorded upon settlement as an adjustment to net revenues.

         In addition, we have implemented a monthly standardized approach to estimate and review the collectibility of our receivables based on the aging of our accounts receivable. Historical collection and payer reimbursement experience is an integral part of the estimation process related to reserves for doubtful accounts. In addition, we assess the current state of our billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on our reserve estimates, which involve judgment. We believe that the collectibility of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we have implemented "best practices" to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. Revisions in reserve estimates are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. We believe that our collection and reserves processes, along with our close monitoring of our billing processes, helps to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in collection and reimbursement experience and billing functions.

         Reserves for general and professional liability claims

         As a general matter, providers of clinical laboratory testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. We maintain various insurance programs to cover this risk, but we are substantially self-insured for most of these claims. We do maintain coverage which caps our exposure on individual claims. The basis for our insurance reserves is the actuarially determined projected losses based upon our historical loss experience. We believe that present insurance coverage and reserves are sufficient to cover currently estimated exposures, but we cannot assure you that we will not incur liabilities in excess of recorded reserves. Similarly, although we believe that we will be able to obtain adequate insurance coverage in the future at acceptable costs, we cannot assure you that we will be able to do so.

         Billing-related settlement reserves

         Our business is subject to extensive and frequently changing federal, state and local laws and regulations. We have entered into several settlement agreements with various governmental and private payers during recent years relating to industry-wide billing and marketing practices that had been substantially discontinued by early 1993. In addition, we are aware of several pending lawsuits filed under the qui tam provisions of the civil False Claims Act and have received notices of private claims relating to billing issues similar to those that were the subject of prior settlements with various governmental payers. We have a comprehensive compliance program that is intended to ensure the strict implementation and observance of all applicable laws, regulations and company policies. The Quality, Safety and Compliance Committee of the Board of Directors requires periodic reporting of compliance operations from management. Government officials have publicly cited our program as a model for the industry. As an integral part of our compliance program, we investigate all reported or suspected failures to comply with federal healthcare reimbursement requirements. Any non-compliance that results in Medicare or Medicaid overpayments is reported to the government and reimbursed by us. As a result of these efforts, we have periodically identified and reported overpayments. While we have reimbursed these overpayments and have taken corrective action where appropriate, we cannot assure you that in each instance the government will necessarily accept these actions as sufficient.

         While we believe that we are in material compliance with all applicable laws, many of the regulations applicable to us, including those relating to billing and reimbursement of tests and those relating to relationships with physicians and hospitals, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our billing practices. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

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

         Recoverability of goodwill

         As more fully described in Note 1 to the Consolidated Financial Statements, we evaluate the recoverability and measure the possible impairment of our goodwill under Accounting Principles Board Opinion No. 17, "Intangible Assets" based on a fair value methodology. We believe that a valuation of goodwill based on the amount for which each regional laboratory could be sold in an arm's length transaction is preferable to using projected undiscounted pretax cash flows. We believe fair value is a better indicator of the extent to which goodwill may be recoverable and, therefore, may be impaired. The fair value method is applied to each of our regional laboratories. Our estimate of fair value is primarily based on multiples of forecasted revenue or multiples of forecasted earnings before interest, taxes, depreciation and amortization ("EBITDA"). The multiples are primarily determined based upon publicly available information regarding comparable publicly-traded companies in the industry, but also consider (i) the financial projections of each regional laboratory,
(ii) the future prospects of each regional laboratory, including its growth opportunities, managed care concentration and likely operational improvements, and (iii) comparable sales prices, if available. The process of estimating a fair value for each of our regional laboratories involves a high degree of judgment regarding the forecasting of revenues and EBITDA and the determination of multiples. On a quarterly basis, we perform a review of each regional laboratory to determine if events or changes in circumstances have occurred which could have a material adverse effect on the fair value of the business and its goodwill. If such events or changes in circumstances were deemed to have occurred, we would consult with one or more of our advisors in estimating the impact on fair value of the regional laboratory. While management believes the estimation methods are reasonable and reflective of common valuation practices, there can be no assurance that a regional laboratory could actually be sold for the estimated value ascribed to the regional laboratory. Should the estimated fair value of a regional laboratory be less than the net book value for such laboratory at the end of a quarter, management will record a charge to operations to recognize an impairment of our goodwill for such difference. In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and
Other Intangible Assets" ("SFAS 142"), which broadens the criteria for recording intangible assets separate from goodwill (see "Impact of Recently Issued Accounting Standards"). Management does not expect that the adoption, on January 1, 2002, of the nonamortization approach under SFAS 142 will result in an impairment of our recorded goodwill.

Acquisition of SmithKline Beecham's Clinical Laboratory Testing Business

         On August 16, 1999, we completed the acquisition of SmithKline Beecham Clinical Laboratories, Inc. ("SBCL") which operated the clinical laboratory business of SmithKline Beecham plc ("SmithKline Beecham"). The original purchase price of approximately $1.3 billion was paid through the issuance of approximately 25.1 million shares of our common stock and the payment of $1 billion in cash, including $20 million under a non-compete agreement between the Company and SmithKline Beecham. At the closing of the acquisition, we used existing cash and borrowings under a new senior secured credit facility to fund the cash purchase price and related transaction costs of the acquisition, and to repay the entire amount outstanding under our then existing credit agreement. The acquisition of

SBCL was accounted for under the purchase method of accounting. The historical financial statements of Quest Diagnostics include the results of operations of SBCL subsequent to the closing of the acquisition.

         The SBCL acquisition agreements included a provision for a reduction in the purchase price paid by Quest Diagnostics in the event that the combined balance sheet of SBCL indicated that the net assets acquired, as of the acquisition date, were below a prescribed level. On October 11, 2000, the purchase price adjustment was finalized with the result that SmithKline Beecham owed Quest Diagnostics $99 million. This amount was offset by $3.6 million separately owed by Quest Diagnostics to SmithKline Beecham, resulting in a net payment by SmithKline Beecham of $95 million. The purchase price adjustment was recorded in the Company's financial statements in the fourth quarter of 2000 as a reduction in the amount of goodwill recorded in conjunction with the SBCL acquisition.

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

         In conjunction with the SBCL acquisition, we recorded approximately $820 million of goodwill, representing acquisition cost in excess of the fair value of net assets acquired, which is amortized on the straight-line basis over forty years. The amount paid under the non-compete agreement is amortized on the straight-line basis over five years. See "Impact of Recently Issued Accounting Standards".

Integration of SBCL and Quest Diagnostics Businesses

         We expect to continue realizing significant benefits from combining our existing laboratory network with that of SBCL. During the second quarter of 2001, we completed the process of reducing redundant facilities and infrastructure, including laboratory consolidations in geographic markets served by more than one of our laboratories, and redirecting testing volume within our national network to provide more local testing and improve customer service. A full discussion and analysis of the reserves related to the SBCL integration is contained in Note 4 to the Consolidated Financial Statements.

         The actions associated with the SBCL integration plan, provided for in accruals for integration costs as of December 31, 2000, including those related to severed employees, were completed as of June 30, 2001. The remaining accruals associated with the SBCL integration plan mainly represent certain severance and facility related exit costs, principally lease obligations, that have payment terms extending beyond 2001. Other activities, for which no accruals had been recorded as of December 31, 2000, including the standardization of information systems, will continue beyond 2001.

         We continue to expect that the SBCL integration will result in approximately $150 million of annual synergies and that we will achieve this annual rate of synergies by the end of 2002. We estimate that we realized approximately $50 million of these synergies during 2000, and approximately $120 million of synergies during 2001. At the end of 2001, we estimate that we had achieved an annualized rate of synergies of approximately $140 million.

Six Sigma and Standardization Initiatives

         We intend to become recognized as the quality leader in the healthcare services industry. We are implementing a Six Sigma initiative throughout our organization. Six Sigma is a management approach that requires a thorough understanding of customer needs and requirements, process discipline, rigorous tracking and measuring of services, and training of employees in methodologies so that they can be held accountable for improving results. During the second half of 2001, we began to integrate our Six Sigma initiative with our initiative to standardize operations and processes across all of Quest Diagnostics by adopting identified company best practices. We plan to continue these initiatives during the next several years and expect that successful implementation of these initiatives will result in measurable improvements in customer satisfaction and generate at least $150 million in annual net benefits by the end of 2004.

         Management anticipates that additional charges may be recorded during the next several years associated with further consolidation activities resulting from our Six Sigma and Standardization initiatives. Management cannot estimate the amount or the timing of these charges at this time but expects to fund these charges with cash from operations.

Results of Operations

         The following table summarizes our historical consolidated results of operations for the years 1999 through 2001 and our unaudited pro forma combined results of operations for the year ended December 31, 1999 (in thousands, except per share data; all per share data has been restated to reflect our two-for-one stock split effected on May 31, 2001 - see Note 2 to the Consolidated Financial Statements):


                                                                     Year Ended December 31,
                                               --------------------------------------------------------------------
                                                                                                       Pro Forma
                                                                   Historical                          Combined
                                               ----------------------------------------------------  --------------
                                                    2001              2000              1999             1999
                                               ----------------  ----------------  ----------------  --------------
Net revenues...............................      $ 3,627,771       $ 3,421,162      $ 2,205,243         $3,294,810
Costs and expenses:
  Cost of services.........................        2,151,594         2,056,237        1,379,989          2,132,339
  Selling, general and administrative......        1,018,680         1,001,443          643,440            948,178
  Interest, net............................           70,523           113,092           61,450            122,647
  Amortization of intangible assets........           46,107            45,665           29,784             45,247
  Provisions for restructuring and other
   special charges.........................            5,997             2,100           73,385             89,198
  Minority share of income.................            9,953             9,359            5,431              5,431
  Other, net...............................           (7,687)           (7,715)          (2,620)           (13,616)
                                                 -----------       -----------      -----------         ----------
   Total...................................        3,295,167         3,220,181        2,190,859          3,329,424
                                                 -----------       -----------      -----------         ----------
Income (loss) before taxes and extraordinary
  loss.....................................          332,604           200,981           14,384            (34,614)
Income tax expense (benefit)...............          148,692            96,033           15,658             (1,075)
                                                 -----------       -----------      -----------         ----------
Income (loss) before extraordinary loss....          183,912           104,948           (1,274)           (33,539)
Extraordinary loss, net of taxes...........          (21,609)           (2,896)          (2,139)            (2,139)
                                                 -----------       -----------      -----------         ----------
Net income (loss)..........................      $   162,303       $   102,052      $    (3,413)        $  (35,678)
                                                 ===========       ===========      ===========         ==========

Income before extraordinary loss and special
  items....................................      $   187,510       $   106,218      $    41,150         $   12,581

Basic net income (loss) per common share:
Income (loss) before extraordinary loss....      $      1.98       $      1.17      $     (0.02)        $    (0.39)
Net income (loss)..........................             1.74              1.14            (0.05)             (0.41)

Weighted average common shares outstanding
  --basic..................................           93,053            89,525           70,028             86,690

Diluted net income (loss) per common share:
Income (loss) before extraordinary loss....      $      1.88       $      1.11      $     (0.02)        $    (0.39)
Net income (loss)..........................             1.66              1.08            (0.05)             (0.41)

Weighted average common shares outstanding
  --diluted................................           97,610            94,300           70,028             86,690

Supplemental Data:
Provision for doubtful accounts............      $   218,271       $   234,694      $   142,333         $  258,778
Adjusted EBITDA............................          556,851           459,380          237,038            337,378



Historical Results of Operations

         Year Ended December 31, 2001 Compared with Year Ended December 31, 2000

Net income for the year ended December 31, 2001 increased to $162 million from $102 million for the year ended December 31, 2000. Results for the years ended December 31, 2001 and 2000 included extraordinary losses, net of taxes, of $22 million and $2.9 million, respectively, associated with the prepayment of debt. In addition, results for the years ended December 31, 2001 and 2000 included special charges of $6.0 million ($3.6 million, net of taxes) and $2.1 million ($1.3 million, net of taxes), reflected on the face of the consolidated statements of operations. Excluding the special charges and extraordinary losses, income for the year ended December 31, 2001 increased to $188 million, compared to $106 million for the prior year period, an increase of approximately 77%.

         These earnings increases were primarily attributable to revenue growth driven by improvements in average revenue per requisition, improved operating performance, including the benefits to our cost structure resulting from the SBCL integration and a reduction in net interest expense, partially offset by increases in employee compensation, severance benefits and supply costs, and investments in our Six Sigma and Standardization initiatives, information technology strategy, and strategic growth opportunities.

         Results for the year ended December 31, 2000 included the effects of testing performed by third parties under our laboratory network management arrangements. As laboratory network manager, we included in our consolidated revenues and expenses the cost of testing performed by third parties. This treatment added $49 million to both reported revenues and cost of services for the year ended December 31, 2000. This treatment also serves to increase cost of services as a percentage of net revenues and decrease selling, general and administrative expenses as a percentage of net revenues. During the first quarter of 2000, we terminated a laboratory network management arrangement with Aetna US Healthcare, and entered into a new non-exclusive contract under which we are no longer responsible for the cost of testing performed by third parties. In addition, during the third quarter of 2000, we amended our laboratory network management contract with Oxford Health to remove the financial risk associated with testing performed by third parties. As a result of these contract modifications, we are no longer required to include in our consolidated revenues and expenses, the cost of testing performed by third parties. This impacts the comparability of results between the periods presented and serves to reduce the increase in reported net revenues during the year ended December 31, 2001 by $49 million.

         Net Revenues

         Excluding the effect of testing performed by third parties under our laboratory network management arrangements in 2000, net revenues for the year ended December 31, 2001 grew by 7.6%, compared to the prior year period, primarily due to a 7.3% increase in revenues in our core testing business. This increase was due to improvements in average revenue per requisition of 6.6% and an increase in requisition volume of 1%. The improvement in average revenue per requisition was primarily attributable to improved pricing on managed care business, a shift in payer mix to fee-for-service reimbursement and a shift in test mix to higher value testing. Business contributed during 2000 to our unconsolidated joint ventures in: Phoenix, Arizona; Indianapolis, Indiana; and Dayton, Ohio reduced our reported requisition volume for the year ended December 31, 2001 by approximately 1.4%, compared to the prior year period. After adjusting for business contributed to unconsolidated joint ventures, requisition volume for the year ended December 31, 2001 increased approximately 1.7% over the prior year period. Contributing to this net increase was an increase in volume from our principal customers, physicians and hospitals, of approximately 2.5% and volume related to our acquisitions in 2001, which contributed an increase of approximately 1%. Partially offsetting these increases was a decline in volumes associated with our drugs of abuse testing business, which reduced total company volume for the year ended December 31, 2001 by about 1.8%, compared to the prior year period. Drugs of abuse testing was impacted by a general slowing of the economy and a corresponding slowdown in hiring. Our other businesses, which accounted for approximately 4% of our total revenues in 2001, grew 17.5% over the prior year and accounted for 0.6% of the consolidated revenue increase, or approximately $22 million. Most of this increase was from our clinical trials testing business.

         Operating Costs and Expenses

         Excluding the effect of testing performed by third parties under our laboratory network management arrangements in 2000, total operating costs for the year ended December 31, 2001 increased approximately $162 million from the prior year. This increase was primarily due to increases in employee compensation, severance benefits and supply costs, partially offset by a reduction in bad debt expense. While our cost structure has been favorably impacted by the synergies realized as a result of the SBCL integration, we continue to make investments to enhance our infrastructure in support of our overall business strategy. These investments include those related to:

         o Our Six Sigma and Standardization initiatives which we believe will provide us with a competitive advantage in the market place and ultimately serve to generate net benefits of $150 million annually by 2004;

         o Skills training for all employees, which together with our competitive pay and benefits, helps to increase employee satisfaction and performance, thereby enabling us to provide better services to our customers;

         o  Our information technology strategy; and

         o  Our strategic growth opportunities.

         The following discussion and analysis regarding cost of services, selling, general and administrative expenses and bad debt expense excludes the effect of testing performed by third parties under our laboratory network management arrangements in 2000, which serves to increase cost of services as a percentage of net revenues and reduce selling, general and administrative expenses as a percentage of net revenues. Cost of services include the costs of obtaining, transporting and testing specimens. Costs of services as a percentage of net revenues for the year ended December 31, 2001, was 59.3%, which is consistent with the prior year's level of 59.5%, as improvements in average revenue per requisition were offset by increased employee compensation, severance benefits and supply costs.

         Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased during the year ended December 31, 2001 as a percentage of net revenues to 28.1% from 29.7% in the prior year period. This decrease was primarily due to improvements in average revenue per requisition and bad debt expense, partially offset by an increase in employee compensation costs and severance benefits, and investments to enhance our infrastructure in support of our overall business strategy. For the year ended December 31, 2001, bad debt expense was 6.0% of net revenues, compared to 7.0% of net revenues in the prior year. The reduction in bad debt expense was principally attributable to the continued progress we have made in the overall collection experience through process improvements, primarily related to the collection of diagnosis, patient and insurance information necessary to effectively bill for services performed. Based on prior experience as well as the continued sharing of internal best practices in the billing functions, we believe that additional opportunities exist to improve our overall collection experience.

         Interest Expense, Net

         Net interest expense for the year ended December 31, 2001 decreased from the prior year period by $43 million. The reduction was primarily due to an overall reduction in debt levels, and the favorable impact of our debt refinancings in the second and fourth quarters of 2001 and lower interest rates, all of which have served to lower the weighted average borrowing rate on our outstanding debt.

         Amortization of Intangible Assets

         Amortization of intangible assets for the year ended December 31, 2001 increased $0.4 million over the prior year. The increase related to 2001 acquisitions and the amortization of goodwill associated with certain investments accounted for under the equity method of accounting, in large part offset by adjustments recorded in the third and fourth quarters of 2000 which reduced the amount of goodwill associated with the SBCL acquisition by approximately $130 million, as discussed earlier under "Acquisition of SmithKline Beecham's Clinical Laboratory Testing Business".

         In July 2001, the FASB issued two new accounting standards related to business combinations and goodwill and other intangible assets. The adoption of these accounting standards is expected to reduce our annual amortization expense by approximately $35 million, commencing January 1, 2002 (see "Impact of Recently Issued Accounting Standards" below for further details).

         Provision for Special Charges

         During the second quarter of 2001, we recorded a special charge of $6.0 million in connection with the refinancing of our debt and settlement of our interest rate swap agreements. Prior to our debt refinancing in June 2001, our credit agreement required us to maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with a portion of our variable interest rate indebtedness. These interest rate swap agreements were considered a hedge against changes in the amount of future cash flows associated with the interest payments of our variable rate debt obligations. Accordingly, the interest rate swap agreements were recorded at their estimated fair value in our consolidated balance sheet and the related losses on these contracts were deferred in shareholders' equity as a component of comprehensive income. In conjunction with the debt refinancing, the interest rate swap agreements were terminated and the losses reflected in shareholders' equity as a component of comprehensive income were reclassified to earnings and classified as a special charge in the consolidated statement of operations for the year ended December 31, 2001.

         During the second quarter of 2000, we recorded a net special charge of $2.1 million. Of the special charge, $13.4 million represented the costs to cancel certain contracts that we believed were not economically viable as a result of the SBCL acquisition. These costs were principally associated with the cancellation of a co-marketing agreement for clinical trials testing services. The cancellation of this agreement did not have a material adverse effect on 2001 net revenues. These charges were in large part offset by a reduction in reserves attributable to a favorable resolution of outstanding claims for reimbursements associated with billings of certain tests.

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

         The reduction in employee severance costs was primarily attributable to higher than anticipated volume growth and higher than expected voluntary turnover, which reduced the number of planned severances, principally in the New York and Philadelphia metropolitan areas. The greater than anticipated volume growth in these regions allowed us to reassign to other positions individuals who would have otherwise been severed. The higher than expected voluntary turnover was a result of delays in the integration process which were outside our control and stemmed from protracted contract renegotiations with a major customer, and construction delays. These reductions were partially offset by the elimination of certain senior management positions, which increased the average cost of severance benefits per employee.

         The reduction in costs to exit leased facilities is primarily related to our New York metropolitan area operations to reflect revised assumptions related to the costs to be paid to exit leased facilities.

         While our original plan anticipated completion by the end of December 31, 2000, certain factors outside our control such as the protracted negotiations related to contractual obligations and unexpected construction delays at two of our laboratories had prevented us from completing our plans within a one year time frame. During the second quarter of 2001, we completed the planned integration of our principal laboratories in all major markets.

         While certain cost estimates, relative to integration activities, were revised during 2000, the revisions did not impact our estimate of approximately $150 million of related annual synergies to be achieved by the end of 2002.

         Minority Share of Income

         Minority share of income for the year ended December 31, 2001 increased by $0.6 million to $10.0 million compared to the prior year level.

         Other, Net

         Other, net for the year ended December 31, 2001 was $(7.7) million which approximated the prior year level. Other, net includes equity earnings primarily from our unconsolidated joint ventures which increased by approximately $3.9 million during the year. Partially offsetting the increase in equity earnings is the net impact of writing off $9.6 million of certain impaired investments and realizing a gain of $6.3 million on the sale of an investment during 2001.

         Income Taxes

         Our effective tax rate is significantly impacted by goodwill amortization, the majority of which is not deductible for tax purposes, and has the effect of increasing the overall tax rate. The reduction in the effective tax rate for the year ended December 31, 2001 was primarily due to pretax earnings increasing at a faster rate than goodwill amortization and other non-deductible items. The adoption of two recently issued accounting standards related to business combinations and goodwill and other intangibles is expected to reduce our goodwill amortization and as a result reduce our effective tax rate commencing January 1, 2002. See "Impact of Recently Issued Accounting Standards" below.

         Extraordinary Loss

         In conjunction with our debt refinancing in the second quarter of 2001, we recorded an extraordinary loss of $36 million, ($22 million, net of taxes). The loss represented the write-off of deferred financing costs of $23 million, associated with the debt which was refinanced, and $12.8 million of payments related primarily to the tender premium incurred in connection with our cash tender offer of our 10 3/4% senior subordinated notes due 2006 (the "Subordinated Notes"). Our debt refinancing is more fully described under "Liquidity and Capital Resources - Cash Flows from Financing Activities" and in
Note 12 to the Consolidated Financial Statements.

         During the fourth quarter of 2000, we recorded an extraordinary loss of $4.8 million ($2.9 million, net of taxes) representing the write-off of deferred financing costs resulting from the prepayment of $155 million of term loans under our senior secured credit facility.

         Adjusted EBITDA

         Adjusted EBITDA represents income before extraordinary loss, income taxes, net interest expense, depreciation, amortization and special charges. Adjusted EBITDA for the year ended December 31, 2000 also excludes $8.9 million of costs associated with the SBCL integration plan which were included in operating costs and expensed as incurred. Adjusted EBITDA is presented and discussed because management believes it is a useful adjunct to net income and other measurements under accounting principles generally accepted in the United States since it is a meaningful measure of a company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to (i) net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

         Adjusted EBITDA for the year ended December 31, 2001 improved to $557 million, or 15.3% of net revenues, from $459 million, or 13.4% of net revenues, in the prior year period. The improvement in Adjusted EBITDA was primarily due to improvements in the average revenue per requisition and cost synergies resulting from the SBCL integration, partially offset by increases in employee compensation, severance benefits and supply costs, and investments in our Six Sigma and Standardization initiatives, information technology strategy and strategic growth opportunities.

         Year Ended December 31, 2000 Compared with Year Ended December 31, 1999

         Income before an extraordinary loss for the year ended December 31, 2000 increased to $105 million from a loss of $1.3 million for the prior year. Extraordinary losses, net of taxes, of $2.9 million and $2.1 million were recorded in 2000 and 1999, respectively, representing the write-off of deferred financing costs associated with the prepayment of debt. Additionally, a number of special items were recorded in 2000 and 1999 which consisted of the provisions for restructuring and other special charges reflected on the face of the statement of operations of $2.1 million and $73 million, respectively, and a $3.0 million gain related to the sale of an investment in the fourth quarter of 1999. Excluding the special items and the extraordinary loss, net income for the year ended December 31, 2000 increased to $106 million, compared to $41 million for the prior year period. This increase was primarily due to the SBCL acquisition and improved operating performance of the Company.

         Results for the years ended December 31, 2000 and 1999 included the effects of testing performed by third parties under our laboratory network management arrangements. As laboratory network manager, we included in our consolidated revenues and expenses the cost of testing performed by third parties. This treatment added $49 million and $92 million to both reported revenues and cost of services for the years ended December 31, 2000 and 1999, respectively. This treatment also serves to increase cost of services as a percentage of net revenues and decrease selling, general and administrative expenses as a percentage of net revenues. During the first quarter of 2000, we terminated a laboratory network management arrangement with Aetna US Healthcare, and entered into a new non-exclusive contract under which we are no longer responsible for the cost of testing performed by third parties. In addition, during the third quarter of 2000, we amended our laboratory network management contract with Oxford Health to remove the financial risk associated with testing performed by third parties. As such, we are no longer responsible for the cost of testing performed by third parties under the contract with Oxford Health. On a full year basis, these changes to the laboratory network management agreements will reduce net revenues and cost of services by approximately $150 million.

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

         Interest, Net

         Net interest expense increased from the prior year by $52 million. Net interest expense for the year ended December 31, 1999 included $1.9 million of interest income associated with a favorable state tax settlement. The remaining increase was principally attributable to the amounts borrowed under our senior secured credit facility in conjunction with the SBCL acquisition.

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

         During the third quarter of 2000, we reviewed our remaining restructuring reserves initially recorded in the fourth quarter of 1999 and revised certain estimates relative to integration activities, which resulted in a $2.1 million reduction in accruals associated with planned restructuring activities affecting Quest Diagnostics' operations and employees. These revisions were principally associated with lower costs for employee severance and reduced costs to exit certain leased facilities. See Note 4 to the Consolidated Financial Statements for details. This reduction in accruals was offset by a charge to write-off fixed assets used in the operations of Quest Diagnostics which we believe will have no future economic benefit as a result of combining the operations of SBCL and Quest Diagnostics.

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

         While our original plan anticipated completion by the end of December 31, 2000, certain factors outside our control such as the protracted negotiations related to contractual obligations and unexpected construction delays at two of our laboratories had prevented us from completing our plans within a one year time frame. During the second quarter of 2001, we completed the planned integration of our principal laboratories in all major markets.

          While certain cost estimates, relative to integration activities, were revised during 2000, the revisions did not impact our estimate of approximately $150 million of related annual synergies to be achieved by the end of 2002. We estimate that we achieved approximately $50 million of such synergies in 2000 and at the end of 2000, we had achieved an annual rate of synergies approaching $100 million.

         During the third and fourth quarters of 1999, we recorded provisions for restructuring and other special charges totaling $30 million and $43 million, respectively, principally incurred in connection with the acquisition and planned integration of SBCL.

         Of the total special charge recorded in the third quarter of 1999, $19.8 million represented stock-based employee compensation of which $17.8 million related to special one-time grants of our common stock to certain individuals of the combined company, and $2.0 million related to the accelerated vesting, due to the completion of the SBCL acquisition, of restricted stock grants made in previous years. In addition, during the third quarter of 1999, we incurred $9.2 million of professional and consulting fees related to integration planning activities. The remainder of the third quarter charge related to costs incurred in conjunction with our planned offering of new senior subordinated notes, the proceeds of which were expected to be used to repay our existing Subordinated Notes. During the third quarter of 1999, we decided not to proceed with the offering due to unsatisfactory market conditions.

         Of the total special charge recorded in the fourth quarter of 1999, $36 million represented costs related to planned integration activities affecting Quest Diagnostics' operations and employees. Of these costs, $23 million related to employee severance costs, $9.7 million related primarily to lease obligations for facilities and equipment and $6.7 million was associated with the write-off of assets that we plan to dispose of in conjunction with the integration of SBCL. Offsetting these charges was the reversal of $3.4 million of reserves associated with our consolidation plan announced in the fourth quarter of 1997. Upon finalizing the initial integration plans for SBCL in the fourth quarter of 1999, we determined that $3.4 million of the remaining reserves associated with the December 1997 consolidation plan was no longer necessary due to changes in the plan as a result of the SBCL integration. In addition to the net charge of $36 million, we recorded $3.5 million of special recognition awards granted in the fourth quarter of 1999 to certain employees involved in the transaction and integration planning processes of the SBCL acquisition. The remainder of the fourth quarter special charge was primarily attributable to professional and consulting fees incurred in connection with integration related planning activities.

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

         During the fourth quarter of 2000, we prepaid $155 million of term loans under our senior secured credit facility. The extraordinary loss recorded in the fourth quarter of 2000 in connection with this prepayment was $4.8 million ($2.9 million, net of taxes).

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

         Adjusted EBITDA for 2000 improved to $459 million, or 13.4% of net revenues from $237 million, or 11.2% of net revenues, excluding the impact of testing performed by third parties under our laboratory network management arrangements, in the prior year period. The dollar increase in Adjusted EBITDA was principally associated with the SBCL acquisition. The percentage improvement in Adjusted EBITDA was primarily related to improvements in the operating performance of the Company and synergies realized from the acquisition of SBCL.

Quantitative and Qualitative Disclosures About Market Risk

         We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. We do not believe that our foreign exchange exposure is material to our financial position or results of operations. See Note 2 to the Consolidated Financial Statements for additional discussion of our financial instruments and hedging activities. Prior to our debt refinancing in June 2001, our senior secured credit facility required us to maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with a portion of our variable rate bank debt. In conjunction with our debt refinancing, the interest rate swap agreements were terminated. No interest rate swap agreements were outstanding at December 31, 2001. Our debt refinancings are more fully described under "Liquidity and Capital Resources - Cash Flows from Financing Activities" and in
Note 12 to the Consolidated Financial Statements.

         At December 31, 2001 and 2000, the fair value of our debt was estimated at approximately $857 million and $1 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2001, the estimated fair value exceeded the carrying value of the debt by approximately $35 million. At December 31, 2000, the estimated fair value exceeded the carrying value of the debt by approximately $5 million. An assumed 10% increase in interest rates (representing approximately 60 basis points) would potentially reduce the estimated fair value of our debt by approximately $26 million and $8 million, respectively, at December 31, 2001 and 2000.

         At December 31, 2001 and 2000, we had $7 million and $848 million, respectively, of variable interest rate debt outstanding. Based on our net exposure to interest rate changes, an assumed 10% increase in interest rates, (representing approximately 35 basis points) would not have a material impact on our after-tax earnings and cash flows for the year ended December 31, 2001 based on debt levels as of December 31, 2001. The primary interest rate exposures on the variable interest rate debt are with respect to interest rates on United States dollars as quoted in the London interbank market.

         Our 1 3/4% contingent convertible debentures due 2021 have a contingent interest component that will require us to pay contingent interest based on certain thresholds, as outlined in the Indenture. The contingent interest component which is more fully described in Note 12 to the Consolidated Financial Statements, is considered to be a derivative instrument subject to SFAS 133,"Accounting for Derivative Instruments and Hedging Activities", as amended. As such, the derivative is recorded at its fair value in the consolidated balance sheet with changes in its fair value being recorded each period in current earnings. On a quarterly basis, management consults with one or more of its advisors to estimate the fair value of the contingent interest derivative. The fair value of the derivative at the date of issuance and at December 31, 2001 was not material.

         Borrowings under our revolving credit facility under our Credit Agreement and our secured receivables credit facility are subject to variable interest rates, unless fixed through interest rate swap agreements. Interest rates on our revolving credit facility are also subject to a pricing schedule that fluctuates based on changes in our credit ratings from Standard & Poor's and Moody's Investor Services. As such, our borrowing cost under these credit facilities will be subject to both fluctuations in interest rates and changes in our credit profile. At December 31, 2001, there were no borrowings outstanding under our revolving credit facility and secured receivables credit facility.

Liquidity and Capital Resources

         Cash and Cash Equivalents

         Cash and cash equivalents at December 31, 2001 totaled $122 million, a decrease of $49 million from December 31, 2000. Cash flows from operating activities in 2001 provided cash of $466 million, which was used to fund investing and financing activities which required cash of $515 million. Cash and cash equivalents at December 31, 2000 totaled $172 million, an increase of $144 million from the prior year-end balance. Cash flows from operating activities in 2000 provided cash of $370 million, which was used to fund investing and financing activities which required cash of $225 million. We maintain zero-balance bank accounts for the majority of our cash disbursements. Prior to the second quarter of 2000, we maintained our largest disbursement accounts and primary concentration accounts at the same financial institution, giving that financial institution the legal right of offset. As such, book overdrafts related to the disbursement accounts were offset against cash balances in the concentration accounts for reporting purposes. During the second quarter of 2000, we moved our primary concentration account to another financial institution such that no offset existed at June 30, 2000. As a result, book overdrafts in the amount of $47 million at December 31, 2000, representing outstanding checks, were classified as liabilities and not reflected as a reduction of cash at December 31, 2000.

         Cash Flows from Operating Activities

         Net cash from operating activities for 2001 was $96 million higher than the 2000 level. Excluding the $47 million increase in 2000 cash from operations associated with the accounting for book overdrafts discussed above, the increase in net cash from operating activities for 2001 was $144 million, compared to the prior year. This increase was primarily due to improved operating performance, partially offset by increased employee incentive payments and the costs to settle our interest rate swap agreements. Days sales outstanding, a measure of billing and collection efficiency, was 54 days at December 31, 2001 compared to 56 days at December 31, 2000. Net cash from operating activities for 2000 was $120 million higher than the 1999 level. Excluding the $47 million increase in 2000 cash from operations associated with the accounting for book overdrafts discussed above, the increase in net cash from operating activities for 2000 was $73 million, compared to the prior year. This increase was primarily due to the impact of the SBCL acquisition and improvements in the operating performance of the Company, partially offset by an increase in payments for restructuring, integration and other special charges.

         Cash Flows from Investing Activities

         Net cash used in investing activities in 2001 was $297 million, consisting primarily of acquisition and related transaction costs of $153 million, capital expenditures of $149 million, and an increase in investments of $20 million, partially offset by $23 million in proceeds from the disposition of assets, including $21 million from the sale of an investment in the second quarter of 2001. Acquisition and related costs included $47 million to acquire the assets of Clinical Laboratories of Colorado, LLC in Denver,Colorado; $18 million to acquire the outstanding voting shares that we did not already own of MedPlus, Inc., a leading developer and integrator of clinical connectivity and data management solutions for healthcare organizations and clinicians; $62 million to acquire all of the voting stock of Clinical Diagnostic Services, Inc., which operates a diagnostic testing laboratory and over 50 patient service centers in New York and New Jersey; and $18.5 million to acquire the assets of Las Marias Reference Lab Corp. and Laboratorio Clinico Las Marias, Inc., in San Juan, Puerto Rico. Net cash used in investing activities in 2000 was $48 million, consisting primarily of capital expenditures of $116 million and an increase in investments of $27 million, representing investments in two companies. These investing activities in 2000 were partially offset by the receipt of $95 million from SmithKline Beecham in conjunction with finalizing the purchase price adjustment provided for in the SBCL acquisition agreements.

         Cash Flows from Financing Activities

         Net cash used in financing activities for 2001 was $218 million, consisting primarily of the net cash activity associated with new borrowings and debt repayments, primarily related to our debt refinancings in the second and fourth quarters of 2001, partially offset by $26 million of proceeds from the exercise of stock options.

         On June 27, 2001, we refinanced a majority of our long-term debt on a senior unsecured basis to reduce overall interest costs and obtain less restrictive covenants. Specifically, we completed a $550 million senior notes offering (the "Senior Notes") and entered into a new $500 million senior unsecured credit facility (the "Credit Agreement") which included a $175 million term loan. We used the net proceeds from the senior notes offering and new term loan, together with cash on hand, to repay all of the $584 million which was outstanding under our then existing senior secured credit facility, including the costs to settle existing interest rate swap agreements, and to consummate a cash tender offer and consent solicitation for our Subordinated Notes. The refinancing, excluding the impact of changes in market interest rates, is expected to lower annual interest expense by approximately $23 million. The Senior Notes do not have a sinking fund requirement. The Senior Notes and borrowings under the Credit Agreement are guaranteed by our domestic wholly owned subsidiaries that operate clinical laboratories in the United States.
The Senior Notes and Credit Agreement are further described in Note 12 to the Consolidated Financial Statements.

         In conjunction with the cash tender offer for the Subordinated Notes, approximately $147 million in aggregate principal amount, or 98% of the $150 million of outstanding Subordinated Notes was tendered. In addition, we received the requisite consents from the holders of Subordinated Notes to amend the indenture governing the Subordinated Notes to eliminate substantially all of its restrictive provisions. We made payments of approximately $160 million to holders with respect to the cash tender offer and consent solicitation, including tender premium and related solicitation and banking fees, and accrued interest.

         We incurred approximately $31 million of costs associated with the debt refinancing. Of that amount, $12.4 million represented costs associated with placing the new debt which will be amortized over the term of the Senior Notes and Credit Agreement and $6 million represented the cost to terminate the interest rate swap agreements on the debt which was refinanced. The remaining $12.8 million represented primarily the tender premium incurred in conjunction with our cash tender offer of the Subordinated Notes which was included in the extraordinary loss recorded in the second quarter of 2001 as discussed in Note 8 to the Consolidated Financial Statements.

         During the third quarter of 2001, we used cash on hand to prepay $50 million of the $175 million term loan under our Credit Agreement. During the fourth quarter of 2001, we used cash on hand to repay the remaining balance outstanding of $125 million under the term loan included in our Credit Agreement and to redeem all of the remaining $2.5 million of our outstanding Subordinated Notes. Also during the fourth quarter of 2001, we used cash on hand to redeem all of our outstanding shares of preferred stock for $1 million plus accrued dividends.

         On November 26, 2001, we completed our $250 million offering of 1 3/4% contingent convertible debentures due 2021 (the "Debentures"). The net proceeds of the offering, together with cash on hand, were used to repay all of the $256 million principal that was outstanding under our secured receivables credit facility. The borrowing capacity under our secured receivables credit facility, totaling $256 million at December 31, 2001and $300 million as of the date of this filing, remains available to us for future general corporate purposes and acquisitions.

         The Debentures are guaranteed by our domestic wholly owned subsidiaries that operate clinical laboratories in the United States and do not have a sinking fund requirement. The Debentures, which pay a fixed rate of interest semi-annually commencing on May 31, 2002, have a contingent interest component that will require us to pay contingent interest based on certain thresholds, as outlined in the Indenture. For income tax purposes, the Debentures are considered to be a contingent payment security. As such, interest expense for tax purposes is based on an assumed interest rate related to a debt security issued by the Company without a conversion feature. The assumed rate was 7% at December 31, 2001. The contingent interest component of the Debentures is considered to be a derivative instrument subject to SFAS 133,"Accounting for Derivative Instruments and Hedging Activities", as amended. As such, the derivative is recorded at its fair value in the consolidated balance sheet with changes in its fair value being recorded each period in current earnings. The fair value of the derivative at the date of issuance and at December 31, 2001 was not material.

         Each one thousand dollar principal amount of Debentures is convertible into 11.429 shares of our common stock, which represents an initial conversion price of $87.50 per share. Holders may surrender the Debentures for conversion into shares of our common stock under any of the following circumstances: (1) if the sales price of our common stock is above 120% of the conversion price (or $105 per share) for specified periods; (2) if we call the Debentures or (3) if specified corporate transactions have occurred.

         We may call the Debentures at any time on or after November 30, 2004 for the principal amount of the Debentures plus any accrued and unpaid interest. On November 30, 2004, 2005, 2008, 2012 and 2016 each holder of the Debentures may require us to repurchase the holder's Debentures for the principal amount of the Debentures plus any accrued and unpaid interest. We may repurchase the Debentures for cash, common stock, or a combination of both. Our current intent is to settle repurchases in cash.

         We incurred approximately $3.3 million of costs associated with the issuance of the Debentures, which will be amortized through November 30, 2004, the initial date the holders of the Debentures may require us to repurchase the Debentures.

         Net cash used in financing activities for 2000 was $177 million, consisting primarily of $447 million of repayments of debt under our senior secured credit facility and $6.9 million of distributions to minority partners, partially offset by the proceeds from the completion of a $256 million receivables-backed financing transaction (the "secured receivables credit facility") and $22 million of proceeds from the exercise of stock options. On July 21, 2000, we completed the secured receivables credit facility, the proceeds of which were used to pay down loans outstanding under our senior secured credit facility. Approximately $48 million was used to completely repay amounts outstanding under the capital markets loan portion of the senior secured credit facility, with the remainder used to repay amounts outstanding under the term loans portion of the senior secured credit facility. In addition, the repayment of the capital markets loan reduced the borrowing spreads on all remaining term loans under the senior secured credit facility. Borrowings outstanding under the secured receivables credit facility are classified as a current liability on our consolidated balance sheet since the lenders fund the borrowings through the issuance of commercial paper which matures at various dates up to ninety days from the date of issuance. Our secured receivables credit facility is more fully described in Note 12 to our Consolidated Financial Statements. During the fourth quarter of 2000, we prepaid $155 million of term loans under our senior secured credit facility.

         Stock Split

         On May 8, 2001, the stockholders approved an amendment to the Company's restated certificate of incorporation to increase the number of common shares authorized from 100 million shares to 300 million shares. On May 31, 2001, we effected a two-for-one stock split through the issuance of a stock dividend of one new share of common stock for each share of common stock held by stockholders of record on May 16, 2001. References to the number of common shares and per common share amounts in the accompanying consolidated balance sheets and consolidated statements of operations, including earnings per common share calculations and related disclosures, have been restated to give retroactive effect to the stock split for all periods presented.

         Share Repurchase Program

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

         Dividend Policy

         We have never declared or paid cash dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the growth of our business.

         Contractual Obligations and Commitments

         The following table summarizes certain of our contractual obligations as of December 31, 2001. See Notes 12 and 17 to the Consolidated Financial Statements for further details.

                                                                            Payments due by period
                                                                  Less than 1
            Contractual Obligations                 Total            year         1-3 years      4-5 years     After 5 years
            -----------------------                 -----            ----         ---------      ---------     -------------
Long-term debt...............................    $   821,741     $     1,404       $  25,283    $   273,594      $   521,460
Operating lease commitments..................        469,803          92,170         183,503         79,265          114,865
Purchase commitments.........................         30,705          21,064           8,949            572              120
                                                 -----------     -----------     -----------    -----------      -----------
  Total contractual cash obligations.........      1,322,249         114,638         217,735        353,431          636,445

Standby letters of credit....................         23,577          23,577               -              -                -
                                                 -----------     -----------     -----------    -----------      -----------
  Total contractual obligations..............    $ 1,345,826     $   138,215     $   217,735    $   353,431      $   636,445
                                                 ============    ============    ============   ============     ============


         See Note 12 to the Consolidated Financial Statements for a full description of the terms of our indebtedness and related debt service requirements. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases, noncancelable commitments to purchase products or services, and reserves with respect to insurance and billing-related claims is contained in Note 17 to the Consolidated Financial Statements.

         Our Credit Agreement contains various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness, repurchase shares of our outstanding common stock, make additional investments and consummate acquisitions. We do not expect these covenants to adversely impact our ability to execute our growth strategy.

         Unconsolidated Joint Ventures

         At December 31, 2001, we had investments in unconsolidated joint ventures in Phoenix, Arizona; Indianapolis, Indiana; and Dayton, Ohio, which are accounted for under the equity method of accounting. We believe that our transactions with our joint ventures are conducted at arm's length, reflecting current market conditions and pricing. Total net revenues of our unconsolidated joint ventures, on a combined basis, are less than 6% of our consolidated net revenues. Total assets associated with our unconsolidated joint ventures are less than 3% of our consolidated total assets. We have no material obligations or guarantees to, or in support of, our unconsolidated joint ventures and their operations.

         Requirements and Capital Resources

         We estimate that we will invest approximately $150 million to $160 million during 2002 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades. Other than the reduction for outstanding letters of credit, which approximated $24 million at December 31, 2001, all of the $325 million revolving credit facility under the Credit Agreement and all of the $256 million secured receivables credit facility remained available to us for future borrowing at December 31, 2001. On January 14, 2002, our borrowing capacity under the secured receivables credit facility was increased to $300 million. Borrowings under our revolving credit facility and our secured receivables credit facility will be variable rate debt, unless fixed through interest rate swap agreements. Interest rates on the $325 million revolving credit facility are also subject to a pricing schedule which fluctuates based on various credit ratios of the Company as well as our credit rating. As such, our borrowing cost under our revolving credit facility and our secured receivables credit facility are not only subject to fluctuations in interest rates but to changes in our credit profile as well.

         On February 7, 2002, we executed a definitive agreement to acquire American Medical Laboratories, Incorporated in an all-cash transaction valued at $500 million, which includes the assumption of approximately $160 million in debt. We expect to use existing cash on hand, and our existing borrowing capacity under our Credit Agreement and our secured receivables credit facility to fund the acquisition. We expect the transaction to close sometime in the first quarter of 2002. After the closing, we expect that a total of approximately $125 million of unused borrowing capacity under our revolving credit facility and our secured receivables credit facility will remain available to us for future borrowing. See Note 18 to the Consolidated Financial Statements for further details.

         We believe that cash from operations, our borrowing capacity under our revolving credit facility and our secured receivables credit facility, together with the indemnification by SmithKline Beecham against monetary fines, penalties or losses from outstanding government and other related claims, will provide sufficient financial flexibility to meet seasonal working capital requirements and to fund capital expenditures, debt service requirements and additional growth opportunities for the foreseeable future. Our credit ratings from both Standard & Poor's and Moody's Investor Services have had a favorable impact on our cost of and access to capital. Additionally, we believe that our improved financial performance should provide us with access to additional financing, if necessary, including utilizing our $650 million shelf registrations, to fund growth opportunities which cannot be funded from existing sources.

Outlook

         As discussed in the Overview, we believe that the underlying fundamentals of the diagnostic testing industry continue to improve and will fuel growth for the industry. As the leading national provider with the most extensive network of laboratories and patient service centers throughout the United States, Quest Diagnostics will be able to further enhance patient access and customer service. We provide a broad range of benefits for customers, including: continued improvements in quality; convenience and accessibility; a broad test menu; and a broad range of medical information products to help providers and insurers better manage their patients' health. We plan to pursue profitable growth opportunities, including: selective acquisitions; testing for hospitals and physician specialists; direct contracting with employers for laboratory services; clinical trials testing for pharmaceutical companies; gene based and other esoteric testing; and testing directly for consumers.

         Finally, we believe that we will achieve our goal of $150 million of annual net cost savings as a result of the SBCL integration by the end of 2002. Management believes that our Six Sigma and Standardization initiatives, which are creating competitive advantage and are expected to generate annual net benefits of at least $150 million by the end of 2004, will enable us to achieve earnings growth, before special charges, of at least 30% annually over the next several years.

Inflation

         The Company believes that inflation generally does not have a material adverse effect on its operations or financial condition because the majority of its contracts are short term.


Impact of Recently Issued Accounting Standards

         In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"), which requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and an impairment charge will be recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. As described in Note 2 to the Consolidated Financial Statements under Impairment of Long-Lived Assets, we have historically reviewed the recoverability of goodwill based on a fair value methodology similar to that prescribed under SFAS 142. The provisions of SFAS 141 have been adopted for any business combination consummated after June 30, 2001. Goodwill acquired in a business combination for which the acquisition date is after June 30, 2001 will not be amortized. We will adopt the provisions of SFAS 142, related to goodwill acquired prior to June 30, 2001 and intangible assets, on January 1, 2002. The adoption of these accounting standards is expected to reduce the amount of amortization of goodwill recorded in our consolidated financial statements by approximately $35 million annually, commencing January 1, 2002. We do not expect that the new criteria for recording intangible assets separate from goodwill will require us to reclassify any of our intangible assets. Also we do not expect that the adoption of the nonamortization approach under SFAS 142 will result in an impairment of our recorded goodwill.

         In August 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supercedes SFAS No. 121. SFAS 144 further refines SFAS 121's requirement that companies recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. SFAS 144 also extends the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001 (2002 for the Company). We believe that the adoption of SFAS 144 will not have a material effect on our consolidated results of operations or financial position.

Pro Forma Comparisons

         The unaudited pro forma combined financial information assumes that the SBCL acquisition and borrowings under our senior secured credit facility were effected on January 1, 1999. The SBCL acquisition agreements included a provision for a reduction in the purchase price paid by Quest Diagnostics in the event that the combined balance sheet of SBCL indicated that the net assets acquired, as of the acquisition date, were below a prescribed level. On October 11, 2000, the purchase price adjustment was finalized with the result that SmithKline Beecham owed Quest Diagnostics $99 million. This amount was offset by $3.6 million separately owed by Quest Diagnostics to SmithKline Beecham, resulting in a net payment by SmithKline Beecham of $95 million. The purchase price adjustment was recorded in the Company's financial statements in the fourth quarter of 2000 as a reduction in the amount of goodwill recorded in conjunction with the SBCL acquisition.

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

         The unaudited pro forma combined financial information is presented for illustrative purposes only to assist in analyzing the financial implications of the SBCL acquisition and borrowings under the senior secured credit facility. The unaudited pro forma combined financial information may not be indicative of the combined financial results of operations that would have been realized had Quest Diagnostics and SBCL been a single entity during the periods presented. In addition, the unaudited pro forma combined financial information is not necessarily indicative of the future results that the combined company will experience.

         Significant pro forma adjustments reflected in the unaudited pro forma combined financial information include reductions in employee benefit costs and general corporate overhead allocated to the historical results of SBCL by SmithKline Beecham, offset by an increase in net interest expense to reflect our senior secured credit facility which was used to finance the SBCL acquisition. Amortization of the goodwill, which accounts for a majority of the acquired intangible assets, is calculated on the straight-line basis over forty years. Income taxes have been adjusted for the estimated income tax impact of the pro forma adjustments at the incremental tax rate of 40%. A significant portion of the intangible assets acquired in the SBCL acquisition is not deductible for tax purposes, which has the overall impact of increasing the effective tax rate.

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

         Income before an extraordinary loss for the year ended December 31, 2000 increased to $105 million, compared to a loss of $34 million for the prior year period. Extraordinary losses, net of taxes, of $2.9 million and $2.1 million were recorded in 2000 and 1999, respectively, representing the write-off of deferred financing costs associated with the prepayment of debt. Additionally, a number of special items were recorded in 2000 and 1999 which consisted of the provisions for restructuring and other special charges reflected on the face of the historical and pro forma combined statement of operations, respectively, a $9.7 million gain recognized by SBCL on the sale of its physician office-based teleprinter assets and network in the first quarter of 1999 and a $3.0 million gain related to the sale of an investment in the fourth quarter of 1999. Excluding the special items and the extraordinary loss, net income for the year ended December 31, 2000 increased to $106 million, compared to $12.6 million for the prior year period.

         A special review of the SBCL pre-closing financial statements, called for in the SBCL acquisition agreements, was conducted to assess the recoverability of assets and the adequacy of liabilities existing prior to the closing date of the acquisition. This special review resulted in adjustments, primarily related to the recoverability of SBCL receivables and accrued liabilities during various periods prior to the closing of the SBCL acquisition. In addition, SBCL recorded certain other income and expense items prior to the closing of the SBCL acquisition. The adjustments resulting from the special review and the other income and expense items, recorded by SBCL prior to the closing of the acquisition, served as a basis for the $99 million purchase price adjustment which was discussed earlier. Management believes that the adjustments resulting from the special review and the other income and expense items, both of which have not been reflected on the face of the pro forma combined financial information, are of a non-recurring nature and limit the comparability of results between the periods presented. In the discussions that follow, these matters are collectively referred to as discrete income and expense items.

         Discrete expense items for the year ended December 31, 1999, totaled $47 million, including bad debt charges of $22 million to reflect the reduced recoverability of SBCL receivables, as a result of the special review of the SBCL financial statements; $11.5 million of expenses recorded by SBCL prior to the acquisition, primarily to record liabilities necessary to properly present the closing balance sheet of SBCL; $7.1 million of losses related to a customer contract accounted for as a loss contract beginning in the third quarter of 1999; and $5.6 million of costs for which SmithKline Beecham is obligated to indemnify the Company associated with two incidents, the most significant of which related to a SBCL employee who allegedly reused certain needles when drawing blood from patients. Excluding the impact of the discrete expense items, income before an extraordinary loss and special items for the year ended December 31, 1999 was $41 million.

         Results for the years ended December 31, 2000 and 1999 included the effects of testing performed by third parties under our laboratory network management arrangements. As laboratory network manager, we included in our consolidated revenues and expenses the cost of testing performed by third parties. This treatment added $49 million to both reported revenues and cost of services for the year ended December 31, 2000. For the year ended December 31, 1999, this treatment added $154 million to both pro forma revenues and pro forma cost of services. This treatment also serves to increase cost of services as a percentage of net revenues and decrease selling, general and administrative expenses as a percentage of net revenues. During the first quarter of 2000, we terminated a laboratory network management arrangement with Aetna US Healthcare, and entered into a new non-exclusive contract under which we will no longer be responsible for the cost of testing performed by third parties. In addition, during the third quarter of 2000, we amended our laboratory network management contract with Oxford Health to remove the financial risk associated with testing performed by third parties. As such, we will no longer be responsible for the cost of testing performed by third parties under the contract with Oxford Health. On a full year basis, these changes to the laboratory network management agreements will reduce net revenues and cost of services by approximately $150 million.

         Net Revenues

         Net revenues for the year ended December 31, 2000 increased by $126 million or 3.8% from the prior year level. Revenue growth for the year ended December 31, 2000 was partially offset by accounting for a customer contract as a loss contract beginning in the second half of 1999 and the elimination of the financial risk associated with testing performed by third parties under the Aetna USHealthcare and Oxford Health managed care contracts modified during the period, as discussed above. Adjusted for these changes, net revenues for the year ended December 31, 2000 increased by 8.6%, compared to pro forma net revenues in the prior year period. Average revenue per requisition increased by 5.9%, compared to 1999. On a full year basis, clinical testing volumes grew by approximately 3.0%, after adjusting for the contribution of business to unconsolidated joint ventures. Reported clinical testing volume growth was 2.5% above the 1999 pro forma level.

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

         The following discussion and analysis regarding operating costs and expenses exclude the effect of testing performed by third parties under our laboratory network management arrangements, and the revenues and expenses associated with a customer contract treated as a loss contract, beginning in the third quarter of 1999. As discussed above, losses associated with this contract amounted to $7.1 million for the year ended December 31, 1999. In addition, operating costs and expenses for the year ended December 31, 1999 included $40 million of discrete expense items, recorded in SBCL's historical financial statements prior to the closing of the SBCL acquisition.

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

         Selling, general and administrative expenses, as a percentage of net revenues, were 29.7% in 2000, compared to 30.5% in the prior year period. Excluding the impact of discrete expense items of $32 million in 1999, selling, general and administrative expenses, as a percentage of net revenues, were 29.5%. Excluding the impact of the discrete expense items in 1999, the increase in selling, general and administrative expenses, as a percentage of net revenues, was primarily attributable to increases in employee compensation and training costs and investments related to the Company's information technology strategy. These increases were in large part offset by improvements in average revenue per requisition and bad debt expense. As discussed above, for the year ended December 31, 1999, bad debt expense included discrete expense items of $22 million which represented bad debt charges, reflecting the reduced recoverability of SBCL receivables, as a result of the special review of the SBCL financial statements. Bad debt expense for 2000 improved to 7.0% of net revenues, compared to 7.6%, excluding the impact of the discrete expense items in 1999. This progress was primarily due to process improvements in the SBCL billing functions, with particular focus in the areas of obtaining missing information and reducing billing backlogs. We have made significant progress towards improving the overall bad debt experience of the combined company with quarter to quarter improvements in bad debt expense throughout 2000. Based on prior experience as well as the sharing of internal best practices in the billing functions, we believe that substantial opportunities continue to exist to improve our overall collection experience.

         Interest, Net

         Excluding $1.9 million of interest income associated with a favorable state tax settlement in 1999, net interest expense for the year ended December 31, 2000 decreased by $11.5 million compared to the prior year period. This reduction was primarily due to an overall reduction in debt levels as well as the favorable impact of the secured receivables credit facility which has served to lower the weighted average borrowing rate on our outstanding debt.

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

         During the second, third and fourth quarters of 1999, we recorded provisions for restructuring and other special charges totaling $15.8 million, $30 million and $43 million, respectively, principally incurred in connection with the acquisition and planned integration of SBCL.

         The special charge in the second quarter of 1999 of $15.8 million primarily related to a provision in the results of SBCL to reflect a customer contract as a loss contract.

         Of the total special charge recorded in the third quarter of 1999, $19.8 million represented stock-based employee compensation of which $17.8 million related to special one-time grants of our common stock to certain individuals of the combined company, and $2.0 million related to the accelerated vesting, due to the completion of the SBCL acquisition, of restricted stock grants made in previous years. In addition, during the third quarter of 1999, we incurred $9.2 million of professional and consulting fees related to integration planning activities. The remainder of the third quarter charge related to costs incurred in conjunction with our planned offering of new senior subordinated notes, the proceeds of which were expected to be used to repay our existing Subordinated Notes. During the third quarter of 1999, we decided not to proceed with the offering due to unsatisfactory market conditions.

         Of the total special charge recorded in the fourth quarter of 1999, $36 million represented costs related to planned integration activities affecting Quest Diagnostics' operations and employees. Of these costs, $23 million related to employee severance costs, $9.7 million related primarily to lease obligations for facilities and equipment and $6.7 million was associated with the write-off of assets that we plan to dispose of in conjunction with the integration of SBCL. Offsetting these charges was the reversal of $3.4 million of reserves associated with our consolidation plan announced in the fourth quarter of 1997. Upon finalizing the initial integration plans for SBCL in the fourth quarter of 1999, we determined that $3.4 million of the remaining reserves associated with the December 1997 consolidation plan was no longer necessary due to changes in the plan as a result of the SBCL integration. In addition to the net charge of $36 million, we recorded $3.5 million of special recognition awards granted in the fourth quarter of 1999 to certain employees involved in the transaction and integration planning processes of the SBCL acquisition. The remainder of the fourth quarter special charge was primarily attributable to professional and consulting fees incurred in connection with integration related planning activities.

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

         During the fourth quarter of 2000, we prepaid $155 million of term loans under our senior secured credit facility. The extraordinary loss recorded in the fourth quarter of 2000 in connection with this prepayment was $4.8 million ($2.9 million, net of taxes).

         In conjunction with the acquisition of SBCL, we repaid the entire amount outstanding under our then existing credit agreement. The extraordinary loss recorded in the third quarter of 1999 in connection with this prepayment was $3.6 million ($2.1 million, net of taxes).

         Adjusted EBITDA

         Adjusted EBITDA represents income (loss) before extraordinary loss, income taxes, net interest expense, depreciation, amortization and special items. For the year ended December 31, 2000, special items included the special charges reflected on the face of the historical statement of operations and $8.9 million of costs related to the integration of SBCL which were included in operating expenses and expensed as incurred in 2000. For the year ended December 31, 1999, special items included the provisions for restructuring and other special charges reflected on the face of the pro forma combined statement of operations, a $9.7 million gain recognized by SBCL on the sale of its physician office-based teleprinter assets and network during the first quarter of 1999, a $3.0 million gain related to the sale of an investment in the fourth quarter of 1999 and $47 million of discrete expense items, which are discussed above. Adjusted EBITDA is presented and discussed because management believes that Adjusted EBITDA is a useful adjunct to net income and other measurements under accounting principles generally accepted in the United States since it is a meaningful measure of a company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. Adjusted EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to (i) net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

         Adjusted EBITDA for the year ended December 31, 2000 improved to $459 million, or 13.4% of net revenues, compared to pro forma Adjusted EBITDA of $337 million, or 10.9% of net revenues, excluding the impact of the testing performed by third parties under our laboratory network management arrangements and the loss contract, in the prior year period. The increase in Adjusted EBITDA was primarily related to improvements in the operating performance of the Company.

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


/s/ Kenneth W. Freeman
-------------------------
Kenneth W. Freeman
Chairman of the Board and
Chief Executive Officer


/s/ Robert A. Hagemann
-------------------------
Robert A. Hagemann
Vice President and
Chief Financial Officer

Report of Independent Accountants

To the Board of Directors and Stockholders of Quest Diagnostics Incorporated

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Quest Diagnostics Incorporated and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, New York
January 24, 2002, except as to Note 18, which is as of February 8, 2002

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 and 2000
                      (in thousands, except per share data)



                                                                                       2001                 2000
                                                                                     ----------           ----------
Assets
Current assets:
   Cash and cash equivalents.................................................        $  122,332           $  171,477
   Accounts receivable, net of allowance of $216,203 and $204,358
      at December 31, 2001 and 2000, respectively............................           508,340              485,573
   Inventories...............................................................            49,906               44,274
   Deferred income taxes.....................................................           157,649              188,483
   Prepaid expenses and other current assets.................................            38,287               90,882
                                                                                     ----------           ----------
     Total current assets....................................................           876,514              980,689
Property, plant and equipment, net...........................................           508,619              449,856
Goodwill, net................................................................         1,351,123            1,235,933
Intangible assets, net.......................................................            28,020               25,670
Deferred income taxes........................................................            52,678               42,622
Other assets.................................................................           113,601              129,766
                                                                                     ----------           ----------
Total assets.................................................................        $2,930,555           $2,864,536
                                                                                     ==========           ==========


Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses.....................................        $  657,219           $  689,582
   Short-term borrowings and current portion of long-term debt...............             1,404              265,408
                                                                                     ----------           ----------
     Total current liabilities...............................................           658,623              954,990
Long-term debt...............................................................           820,337              760,705
Other liabilities............................................................           115,608              117,046
Commitments and contingencies
Preferred stock .............................................................                 -                1,000
Common stockholders' equity:
   Common stock, par value $0.01 per share; 300,000 shares authorized; 96,024 and 93,083 shares issued and outstanding at December 31, 2001 and 2000,
   respectively..............................................................               960                  465
   Additional paid-in capital................................................         1,714,676            1,591,976
   Accumulated deficit.......................................................          (362,926)            (525,111)
   Unearned compensation.....................................................           (13,253)             (31,077)
   Accumulated other comprehensive loss......................................            (3,470)              (5,458)
                                                                                     ----------           ----------
     Total common stockholders' equity.......................................         1,335,987            1,030,795
                                                                                     ----------           ----------
Total liabilities and stockholders' equity...................................        $2,930,555           $2,864,536
                                                                                     ==========           ==========




The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                      (in thousands, except per share data)



                                                                  2001                2000              1999
                                                               -----------         ----------        ----------
Net revenues................................................    $3,627,771         $3,421,162        $2,205,243

Costs and expenses:
   Cost of services.........................................     2,151,594          2,056,237         1,379,989
   Selling, general and administrative......................     1,018,680          1,001,443           643,440
   Interest, net............................................        70,523            113,092            61,450
   Amortization of intangible assets........................        46,107             45,665            29,784
   Provisions for restructuring and other special charges...         5,997              2,100            73,385
   Minority share of income.................................         9,953              9,359             5,431
   Other, net...............................................        (7,687)            (7,715)           (2,620)
                                                                ----------         ----------        ----------
     Total..................................................     3,295,167          3,220,181         2,190,859
                                                                ----------         ----------        ----------
Income before taxes and extraordinary loss..................       332,604            200,981            14,384
Income tax expense..........................................       148,692             96,033            15,658
                                                                ----------         ----------        ----------
Income (loss) before extraordinary loss.....................       183,912            104,948            (1,274)
Extraordinary loss, net of taxes............................       (21,609)            (2,896)           (2,139)
                                                                ----------         ----------        ----------
Net income (loss)...........................................    $  162,303         $  102,052        $   (3,413)
                                                                ==========         ==========        ==========

Basic net income (loss) per common share:
Income (loss) before extraordinary loss.....................    $     1.98         $     1.17        $    (0.02)
Extraordinary loss, net of taxes............................         (0.24)             (0.03)            (0.03)
                                                                ----------         ----------        ----------
Net income (loss)...........................................    $     1.74         $     1.14        $    (0.05)
                                                                ==========         ==========        ==========

Diluted net income (loss) per common share:
Income (loss) before extraordinary loss.....................    $     1.88         $     1.11        $    (0.02)
Extraordinary loss, net of taxes............................         (0.22)             (0.03)            (0.03)
                                                                ----------         ----------        ----------
Net income (loss)...........................................    $     1.66         $     1.08        $    (0.05)
                                                                ==========         ==========        ==========




The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (in thousands)


                                                                   2001              2000                 1999
                                                               ------------        ---------         ----------------
Cash flows from operating activities:
Net income (loss)...........................................   $    162,303        $ 102,052         $    (3,413)
Extraordinary loss, net of taxes............................         21,609            2,896               2,139
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Depreciation and amortization............................        147,727          134,296              90,835
   Provision for doubtful accounts..........................        218,271          234,694             142,333
   Provisions for restructuring and other special charges...          5,997            2,100              73,385
   Deferred income tax (benefit) provision..................           (560)          33,837             (29,514)
   Minority share of income.................................          9,953            9,359               5,431
   Stock compensation expense...............................         20,672           24,592               6,068
   Other, net...............................................          1,034           (4,078)                 37
   Changes in operating assets and liabilities:
     Accounts receivable....................................       (230,131)        (250,255)           (118,693)
     Accounts payable and accrued expenses..................         12,788          100,223             110,929
     Integration, settlement and special charges............        (48,664)         (68,150)            (33,326)
     Tax benefits associated with stock-based compensation
       plans................................................         71,917           37,125               3,529
     Other assets and liabilities, net......................         72,887           10,764                (205)
                                                               ------------        ---------         -----------
Net cash provided by operating activities...................        465,803          369,455             249,535
                                                               ------------        ---------         -----------

Cash flows from investing activities:
   Business acquisitions....................................       (152,864)          92,225          (1,034,612)
   Capital expenditures.....................................       (148,986)        (116,450)            (76,029)
   Proceeds from disposition of assets......................         22,673            3,625              12,702
   Increase in investments..................................        (20,428)         (27,415)            (10,051)
   Decrease in note receivable..............................          2,989                -                   -
                                                               ------------        ---------         -----------
Net cash used in investing activities.......................       (296,616)         (48,015)         (1,107,990)
                                                               ------------        ---------         -----------

Cash flows from financing activities:
   Repayments of long-term debt.............................     (1,175,489)        (446,762)           (412,035)
   Proceeds from borrowings.................................        969,939          256,000           1,132,843
   Financing costs paid.....................................        (28,459)          (1,732)            (36,822)
   Proceeds from exercise of stock options..................         25,631           22,147               4,429
   Distributions to minority partners.......................         (8,718)          (6,871)             (4,363)
   Redemption of preferred stock............................         (1,000)               -                   -
   Purchase of treasury stock...............................              -                -              (1,103)
   Preferred dividends paid.................................           (236)             (29)               (118)
                                                               ------------        ---------         -----------
Net cash provided by (used in) financing activities.........       (218,332)        (177,247)            682,831
                                                               ------------        ---------         -----------

Net change in cash and cash equivalents.....................        (49,145)         144,193            (175,624)

Cash and cash equivalents, beginning of year................        171,477           27,284             202,908
                                                               ------------        ---------         -----------

Cash and cash equivalents, end of year......................   $    122,332        $ 171,477         $    27,284
                                                               ============        =========         ===========



The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (in thousands)


                                                                                Accumulated
                                            Additional               Unearned      Other                Comprehensive
                                    Common   Paid-In    Accumulated   Compen-  Comprehensive  Treasury     Income
                                    Stock    Capital      Deficit     sation   Income (Loss)   Stock       (Loss)
                                    ------  ----------  -----------  --------  -------------  --------  -------------
Balance, December 31, 1998.....       $302  $1,201,006    $(623,514) $ (3,895)       $(3,038)  $(3,931)
Net loss.......................                              (3,413)                                         $ (3,413)
Other comprehensive income.....                                                          588                      588
                                                                                                             --------
Comprehensive loss.............                                                                                (2,825)
                                                                                                             ========
Preferred dividends declared...                                (118)

Shares issued to acquire SBCL
 (12,564 common shares)........        126     260,584
Purchase of treasury stock
 (60 common shares)............                                                                 (1,103)
Issuance of common stock under
 benefit plans (1,269 common
 shares and 274 treasury
 shares).......................         13      34,991                (11,253)                   5,034
Exercise of stock options (279
 common shares)................          3       4,426
Tax benefits associated with
 stock-based compensation
 plans.........................                  3,529
Adjustment to Corning
 receivable....................                 (1,985)
Amortization of unearned
 compensation..................                                         3,710
------------------------------------------------------------------------------------------------------
Balance, December 31, 1999.....        444   1,502,551     (627,045)  (11,438)        (2,450)        -
Net income.....................                             102,052                                           102,052
Other comprehensive loss.......                                                       (3,008)                  (3,008)
                                                                                                             --------
Comprehensive income...........                                                                                99,044
                                                                                                             ========
Preferred dividends declared...                                (118)
Issuance of common stock under
 benefit plans (868 common
 shares).......................          8      58,039                (45,357)
Exercise of stock options
 (1,585 common shares).........         16      22,131
Shares to cover payroll tax
 withholdings on exercised stock
 options (265 common shares)...         (3)    (22,012)
Tax benefits associated with
 stock-based compensation
 plans.........................                 37,125
Adjustment to Corning
 receivable....................                 (5,858)
Amortization of unearned
 compensation..................                                        25,718
------------------------------------------------------------------------------------------------------
Balance December 31, 2000......        465   1,591,976     (525,111)  (31,077)        (5,458)        -
Net income.....................                             162,303                                           162,303
Other comprehensive income.....                                                        1,988                    1,988
                                                                                                             --------
Comprehensive income...........                                                                              $164,291
                                                                                                             ========
Two-for-one stock split
 (47,149 common shares)........        472        (472)
Preferred dividends declared...                                (118)
Issuance of common stock under
 benefit plans (233 common
 shares).......................          2      25,040                 (3,540)
Exercise of stock options
 (2,101 common shares).........         21      25,610
Tax benefits associated with
 stock-based compensation
 plans.........................                 71,917
Adjustment to Corning
 receivable....................                    605
Amortization of unearned
 compensation..................                                        21,364
                                      ----------------------------------------------------------------
Balance, December 31, 2001.....       $960  $1,714,676    $(362,926) $(13,253)       $(3,470)  $     -
                                      ================================================================



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

         As the nation's leading provider of diagnostic testing and related services for the healthcare industry, Quest Diagnostics offers a broad range of clinical laboratory testing services to physicians, hospitals, managed care organizations, employers, governmental institutions and other independent clinical laboratories. Quest Diagnostics has the leading market share in clinical laboratory testing and esoteric testing, including molecular diagnostics, as well as non-hospital based anatomic pathology services and testing for drugs of abuse. Through the Company's national network of laboratories and patient service centers, and its leading esoteric testing laboratory and development facility known as Nichols Institute, Quest Diagnostics offers comprehensive and innovative diagnostic testing, information and related services used by physicians and other healthcare customers to diagnose, treat and monitor diseases and other medical conditions. Quest Diagnostics offers clinical testing and services to support clinical trials of new pharmaceuticals worldwide, including collecting and analyzing laboratory, pharmaceutical and other data to develop information products to help pharmaceutical companies with their marketing and disease management efforts, as well as to help healthcare customers better manage the health of their patients.

         Quest Diagnostics currently processes over 105 million requisitions each year through its extensive network of laboratories and patient service centers in virtually every major metropolitan area throughout the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation

         The consolidated financial statements include the accounts of all entities controlled by the Company. The equity method of accounting is used for investments in affiliates which are not Company controlled, in which the Company's ownership interest is between 20 and 50 percent and in which the Company has significant influence. The Company's share of equity earnings (losses) from investments in affiliates, accounted for under the equity method, totaled $10.8 million, $5.5 million and $(0.7) million, respectively, for 2001, 2000 and 1999. The Company's share of equity earnings (losses) is included in other, net in the consolidated statements of operations. All significant intercompany accounts and transactions are eliminated in consolidation.

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

         Reclassification

         Certain prior year amounts have been reclassified to conform to the December 31, 2001 presentation.

         Revenue Recognition

         The Company generally recognizes revenue for services rendered upon completion of the testing process. Billings for services under third-party payer programs, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on final settlement with the third-party payers, are recorded upon settlement. In 2001, 2000 and 1999, approximately 14%, 13% and 14%, respectively, of net revenues were generated by Medicare and Medicaid programs. Under capitated agreements with managed care customers, the Company recognizes revenue based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the number or cost of services provided by the Company.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

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

         Basic net income per common share is calculated by dividing net income, less preferred stock dividends (approximately $30 thousand per quarter), by the weighted average number of common shares outstanding. Diluted net income per common share is calculated by dividing net income, less preferred stock dividends, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include outstanding stock options and restricted common shares granted under the Company's Employee Equity Participation Program. The if-converted method is used in determining the dilutive effect of the Company's 1 3/4% contingent convertible debentures in periods when the holders of such securities are permitted to exercise their conversion rights (see Note 12). During periods in which net income available for common stockholders is a loss, diluted weighted average common shares outstanding will equal basic weighted average common shares outstanding, since under these circumstances, the incremental shares would have an anti-dilutive effect.

         The computation of basic and diluted net income (loss) before extraordinary loss per common share was as follows (in thousands except per share data):

                                                                              2001            2000             1999
                                                                              ----            ----             ----
Income (loss) before extraordinary loss..............................       $183,912       $ 104,948         $(1,274)
Less: Preferred stock dividends......................................            118             118             118
                                                                            --------       ---------         -------
Income (loss) before extraordinary loss available to common
   stockholders - basic and diluted..................................       $183,794       $ 104,830         $(1,392)
                                                                            ========       =========         =======

Weighted average number of common shares outstanding - basic.........         93,053          89,525          70,028

Effect of dilutive securities:
Stock options........................................................          3,854           4,191               -
Restricted common stock..............................................            703             584               -
                                                                            --------       ---------         -------

Weighted average number of common shares outstanding - diluted.......         97,610          94,300          70,028
                                                                            ========       =========         =======

Basic net income (loss) per common share:
Income (loss) before extraordinary loss..............................       $   1.98        $   1.17         $ (0.02)
                                                                            ========       =========         =======

Diluted net income (loss) per common share:
Income (loss) before extraordinary loss..............................       $   1.88       $    1.11         $ (0.02)
                                                                            ========       =========         =======

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

         The following securities were not included in the diluted net income
(loss) per share calculation due to their antidilutive effect (in thousands):

                                                                          2001             2000             1999
                                                                          ----             ----             ----
Stock options.................................................            1,820              126           11,482
Restricted common stock.......................................               20               22            1,136


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

         Concentration of Credit Risk

         Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments and accounts receivable. The Company's policy is to place its cash, cash equivalents and short-term investments in highly rated financial instruments and institutions. Concentration of credit risk with respect to accounts receivable is mitigated by the diversity of the Company's clients and their dispersion across many different geographic regions, and is limited to certain customers who are large buyers of the Company's services. To reduce risk, the Company routinely assesses the financial strength of these customers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these customers, is limited. While the Company has receivables due from federal and state governmental agencies, the Company does not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent on submitting appropriate documentation.

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

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

years; laboratory equipment and furniture and fixtures, ranging from three to seven years; leasehold improvements, the lesser of the useful life of the improvement or the remaining life of the building or lease, as applicable; and computer software developed or obtained for internal use, ranging from three to five years.

                  Intangible Assets

         Prior to July 1, 2001, the cost of acquired businesses in excess of the fair value of net assets acquired was recorded as goodwill and amortized on the straight-line method over periods not exceeding forty years. Pursuant to the new accounting standards issued in July 2001 (see New Accounting Standards below), effective July 1, 2001, goodwill recorded in connection with acquisitions consummated prior to that date continued to be amortized through December 31, 2001 and will not be amortized thereafter. Goodwill recognized in connection with acquisitions consummated after June 30, 2001 has not been amortized. Other intangible assets are recorded at cost and amortized on the straight-line method over periods not exceeding fifteen years.

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

         The fair value method is applied to each of the regional laboratories. Management's estimate of fair value is primarily based on multiples of forecasted revenue or multiples of forecasted earnings before interest, taxes, depreciation and amortization ("EBITDA"). The multiples are primarily determined based upon publicly available information regarding comparable publicly-traded companies in the industry, but also consider (i) the financial projections of each regional laboratory, (ii) the future prospects of each regional laboratory, including its growth opportunities, managed care concentration and likely operational improvements, and (iii) comparable sales prices, if available. Multiples of revenues are used to estimate fair value in cases where the Company believes that the likely acquirer of a regional laboratory would be a strategic buyer within the industry that would realize synergies from such an acquisition. In regions where management does not believe there is a potential strategic buyer within the industry, and, accordingly, believes the likely buyer would not have synergy opportunities, multiples of EBITDA are used for estimating fair value. Regional laboratories with lower levels of profitability valued using revenue multiples would generally be ascribed a higher value than if multiples of EBITDA were used, due to assumed synergy opportunities. Management's estimate of fair value is currently based on multiples of revenue primarily ranging from
0.8 to 1.1 times revenue and on multiples of EBITDA primarily ranging from 7 to 9 times EBITDA. While management believes the estimation methods are reasonable and reflective of common valuation practices, there can be no assurance that a regional laboratory could actually be sold for the estimated value ascribed to the regional laboratory. Changes to the method of valuing regional laboratories will be made only when there is a significant and fundamental change in facts and circumstances, such as significant changes in market position or the entrance or exit of a significant competitor from a regional market. No changes were made to the method of valuing regional laboratories in 2001 or 2000.

         On a quarterly basis, management performs a review of each regional laboratory to determine if events or changes in circumstances have occurred which could have a material adverse effect on the fair value of the business and its intangible assets. If such events or changes in circumstances were deemed to have occurred, management would consult with one or more of its advisors in estimating the impact on fair value of the regional laboratory. Should the estimated fair value of a regional laboratory be less than the net book value for such laboratory at the end of a quarter, the Company will record a charge to operations to recognize an impairment of its intangible assets for such difference. See "New Accounting Standards" below regarding two recently issued accounting standards on business combinations and goodwill and other intangibles.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

         Investments

         The Company accounts for investments in equity securities, which are included in other assets, in conformity with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which requires the use of fair value accounting for trading or available-for-sale securities. Unrealized gains and losses for available-for-sale securities are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. Gains and losses on securities sold are based on the average cost method. Other, net for the years ended December 31, 2001 and 1999 included gains of $6.3 million and $3.0 million, respectively, associated with the sale of certain investments. Investments in equity securities have not been material to the Company.

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

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Effective January 1, 2001, the Company adopted SFAS 133, as amended. The cumulative effect of the change in accounting for derivative financial instruments upon adoption on January 1, 2001 of SFAS 133, as amended, reduced comprehensive income by approximately $1 million.

         Fair Value of Financial Instruments

         The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturity of these instruments. At December 31, 2001 and 2000, the fair value of the Company's debt was estimated at $857 million and $1.0 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2001, the estimated fair value exceeded the carrying value of the debt by approximately $35 million. At December 31, 2000, the estimated fair value exceeded the carrying value of the debt by approximately $5 million. At December 31, 2000, the estimated fair value of the Company's interest rate swap agreements approximated a liability of $2 million. In conjunction with the Company's refinancing during the second quarter of 2001 (see Note 12), the interest rate swap agreements were terminated (see Note 7).

         The Company's 1 3/4% contingent convertible notes due 2021 have a contingent interest component that will require the Company to pay contingent interest based on certain thresholds, as outlined in the Indenture. The contingent interest component which is more fully described in Note 12, is considered to be a derivative instrument subject to SFAS 133, as amended. As such, the derivative is recorded at its fair value in the consolidated balance sheet with changes in its fair value being recorded each period in current earnings. The fair value of the derivative at the date of issuance and at December 31, 2001 was not material.

         Comprehensive Income

         Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income (loss), net unrealized capital gains or losses on available-for-sale securities and foreign currency translation adjustments.

         Segment Reporting

         The Company currently operates in one reportable business segment. Substantially all of the Company's services are provided within the United States, and substantially all of the Company's assets are located within the United States. No one customer accounted for ten percent or more of net sales in 2001, 2000 or 1999.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

         New Accounting Standards

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"), which requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead will be reviewed for impairment and an impairment charge will be recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. As described above under Impairment of Long-Lived Assets, the Company has historically reviewed the recoverability of goodwill based on a fair value methodology similar to that prescribed under SFAS 142. The provisions of SFAS 141 have been adopted for any business combination consummated after June 30, 2001. Goodwill acquired in a business combination for which the acquisition date is after June 30, 2001 will not be amortized. The Company will adopt the provisions of SFAS 142, related to goodwill acquired prior to June 30, 2001 and intangible assets, on January 1, 2002. The adoption of these accounting standards is expected to reduce the amount of amortization of goodwill recorded in the Company's consolidated financial statements by approximately $35 million annually, commencing January 1, 2002. Management does not expect that the new criteria for recording intangible assets separate from goodwill will require the Company to reclassify any of its intangible assets. Also management does not expect that the adoption of the nonamortization approach under SFAS 142 will result in an impairment of the Company's recorded goodwill.

         In August 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supercedes SFAS No. 121. SFAS 144 further refines SFAS 121's requirement that companies recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. SFAS 144 also extends the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001 (2002 for the Company). Management believes that the adoption of SFAS 144 will not have a material effect on the Company's consolidated results of operations or financial position.

3. BUSINESS ACQUISITIONS

         2001 Acquisitions

         During 2001, the Company acquired the assets of Clinical Laboratories of Colorado, LLC ("CLC") and the assets of Las Marias Reference Lab Corp. and Laboratorio Clinico Las Marias, Inc., a clinical laboratory based in San Juan, Puerto Rico ("Las Marias"). During 2001, the Company also acquired the outstanding voting shares that it did not already own of MedPlus, Inc. ("MedPlus"), a leading developer and integrator of clinical connectivity and data management solutions for healthcare organizations and clinicians, and all of the voting stock of Clinical Diagnostic Services, Inc. ("CDS"), which operates a diagnostic testing laboratory and more than 50 patient service centers in New York and New Jersey. Additionally, during 2001, the Company acquired the minority ownership interest of a consolidated joint venture from its joint venture partner. The combined cost of these acquisitions was $153 million, which was paid primarily in cash.

         The Company accounted for the above acquisitions under the purchase method of accounting. In connection with the above transactions, the Company recorded approximately $153 million of goodwill, representing acquisition costs in excess of the fair value of net assets acquired, and approximately $7.5 million associated with non-compete agreements. The amounts paid under the non-compete agreements are being amortized on the straight-line basis over their five-year terms.

         The historical financial statements of Quest Diagnostics include the results of operations of each acquired company subsequent to the closing of the respective acquisition.

         Acquisition of SmithKline Beecham Clinical Laboratory Testing Business

         On August 16, 1999, the Company completed the acquisition of SmithKline Beecham Clinical Laboratories, Inc. ("SBCL") which operated the clinical laboratory business of SmithKline Beecham plc ("SmithKline Beecham"). The original purchase price of approximately $1.3 billion was paid through the issuance of 25,128,672 shares of common stock of the Company (valued at approximately $261 million), representing approximately 29% of the Company's then outstanding common stock, and the payment of $1 billion in cash, including $20 million under a non-compete agreement between the Company and SmithKline Beecham. At

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

the closing of the acquisition, the Company used existing cash and borrowings under a senior secured credit facility to fund the cash purchase price and related transaction costs of the acquisition, and to repay the entire amount outstanding under its then existing credit agreement. The acquisition of SBCL was accounted for under the purchase method of accounting. The historical financial statements of Quest Diagnostics include the results of operations of SBCL subsequent to the closing of the acquisition.

         Under the terms of the acquisition agreements, Quest Diagnostics acquired SmithKline Beecham's clinical laboratory testing business including its domestic and foreign clinical testing operations, clinical trials testing, corporate health services, and laboratory information products businesses. SmithKline Beecham's national testing and service network consisted of regional laboratories, specialty testing operations and its National Esoteric Testing Center, as well as a number of rapid-turnaround or "stat" laboratories, and patient service centers. In addition, SmithKline Beecham and Quest Diagnostics entered into a long-term contract under which Quest Diagnostics is the primary provider of testing to support SmithKline Beecham's clinical trials testing requirements worldwide. As part of the acquisition agreements, Quest Diagnostics granted SmithKline Beecham certain non-exclusive rights and access to use Quest Diagnostics' proprietary clinical laboratory information database (the "Data Access Agreements"). The Data Access Agreements were terminated as of January 1, 2001. Under the acquisition agreements, SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after tax basis, against certain matters primarily related to taxes and billing and professional liability claims.

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

         The SBCL acquisition agreements included a provision for a reduction in the purchase price paid by Quest Diagnostics in the event that the combined balance sheet of SBCL indicated that the net assets acquired, as of the acquisition date, were below a prescribed level. On October 11, 2000, the purchase price adjustment was finalized with the result that SmithKline Beecham owed Quest Diagnostics $99 million. This amount was offset by $3.6 million separately owed by Quest Diagnostics to SmithKline Beecham, resulting in a net payment by SmithKline Beecham of $95 million. The purchase price adjustment was recorded in the Company's financial statements in the fourth quarter of 2000 as a reduction in the amount of goodwill recorded in conjunction with the SBCL acquisition.

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

         In conjunction with the SBCL acquisition, the Company recorded approximately $820 million of goodwill representing acquisition cost in excess of the fair value of net assets acquired, which is amortized on the straight-line basis over forty years. The amount paid under the non-compete agreement is amortized on the straight-line basis over five years. See Note 2 - New Accounting Standards.

         Pro Forma Combined Financial Information (Unaudited)

         The following pro forma combined financial information for the year ended December 31, 1999 assumes that the SBCL acquisition and borrowings under the senior secured credit facility were effected on January 1, 1999.

         The unaudited pro forma combined financial information is presented for illustrative purposes only to assist in analyzing the financial implications of the SBCL acquisition and borrowings under the senior secured credit facility. The unaudited pro forma combined financial information may not be indicative of the combined financial results of operations that would have been realized had Quest Diagnostics and SBCL been a single entity during the period presented. In addition, the unaudited pro forma combined financial information is not necessarily indicative of the future results that the combined company will experience.

         Significant pro forma adjustments reflected in the unaudited pro forma combined financial information include reductions in employee benefit costs and general corporate overhead allocated to the historical results of SBCL by SmithKline Beecham, offset by an

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

increase in net interest expense to reflect the Company's senior secured credit facility which was used to finance the SBCL acquisition. Amortization of the goodwill, which accounts for a majority of the acquired intangible assets, is calculated on the straight-line basis over forty years. Income taxes have been adjusted for the estimated income tax impact of the pro forma adjustments at the incremental tax rate of 40%. A significant portion of the intangible assets acquired in the SBCL acquisition is not deductible for tax purposes, which has the overall impact of increasing the effective tax rate.

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

         Unaudited pro forma combined financial information for the year ended December 31, 1999 was as follows (in thousands, except per share data):

                                                                                    1999
                                                                                    ----

         Net revenues..................................................          $3,294,810
         Loss before extraordinary loss................................             (33,539)
         Net loss......................................................             (35,678)

         -------------------------------------------------------------------------------------

         Basic and diluted loss per common share:

         Loss before extraordinary loss................................          $    (0.39)
         Net loss......................................................          $    (0.41)
         Weighted average common shares outstanding....................              86,690

         --------------------------------------------------------------------------------------

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

         Integration costs, including write-offs of fixed assets, totaling $56 million which related to planned activities affecting SBCL assets, liabilities and employees, were recorded in the fourth quarter of 1999 as a cost of the SBCL acquisition. Of these costs, $34 million related to employee severance costs for approximately 1,250 employees, and $13.4 million related to contractual obligations including those related to facilities and equipment leases. The remaining portion of the costs were associated with the write-off of assets that management plans to dispose of in conjunction with the integration of SBCL.

         During the fourth quarter of 1999, the Company recorded a $36 million net charge to earnings that represented the costs related to planned integration activities affecting Quest Diagnostics' operations and employees. Of these costs, $23 million related to employee severance costs for approximately 1,050 employees, $9.7 million related primarily to lease obligations for facilities and equipment and

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

$6.7 million was associated with the write-off of assets that management plans to dispose of in conjunction with the integration of SBCL. Offsetting these charges was the reversal of $3.4 million of reserves associated with the Company's consolidation plan announced in the fourth quarter of 1997. Upon finalizing the initial integration plan for SBCL in the fourth quarter of 1999, the Company determined that $3.4 million of the remaining reserves associated with the 1997 consolidation plan were no longer necessary due to changes in the plan as a result of the SBCL integration.

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

         In addition, during the third quarter of 2000, the Company recorded a $2.1 million reduction in accruals associated with planned integration activities affecting Quest Diagnostics' operations and employees. The adjustment was principally comprised of reductions in accruals for employee severance benefits and costs to exit leased facilities. This reduction in accruals was offset by a charge to write-off fixed assets used in the operations of Quest Diagnostics.

         During 2000, the Company determined that the total number of employees expected to be severed during the initial phase of the SBCL integration was lower than originally estimated in the fourth quarter of 1999. The total number of SBCL employees expected to be severed was reduced to approximately 1,000 employees. The total number of Quest Diagnostics employees expected to be severed was reduced to approximately 500 employees. While the number of employees expected to be severed during the SBCL integration decreased, the average cost of severance benefits per employee increased primarily due to the elimination of certain senior management positions.

         The following table summarizes the Company's accruals for integration costs affecting the acquired operations and employees of SBCL (in millions):

                                                                          Costs of
                                                       Employee           Exiting
                                                       Severance           Leased
                                                         Costs           Facilities        Other             Total
                                                         -----           ----------        -----             -----
Amounts recognized as a cost of the SBCL
   acquisition.......................................   $ 33.8             $ 5.6            $ 7.8            $ 47.2
Amounts utilized in 1999.............................     (1.4)             (0.1)              -               (1.5)
                                                        ------             -----            -----            ------
   Balance, December 31, 1999........................     32.4               5.5              7.8              45.7
Amounts utilized in 2000.............................    (16.4)             (2.0)            (5.8)            (24.2)
Adjustment to accruals...............................      3.9              (1.6)            (0.2)              2.1
                                                        ------             -----           ------            ------
  Balance, December 31, 2000.........................     19.9               1.9              1.8              23.6
Amounts utilized in 2001.............................    (14.7)             (1.4)            (1.2)            (17.3)
                                                        ------             -----           ------            ------
  Balance, December 31, 2001.........................   $  5.2             $ 0.5           $  0.6            $  6.3
                                                        ======             =====           ======            ======

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

         The following table summarizes the Company's accruals for restructuring costs associated with the integration of SBCL affecting Quest Diagnostics' operations and employees (in millions):

                                                                          Costs of
                                                       Employee           Exiting
                                                       Severance           Leased
                                                         Costs           Facilities         Other            Total
                                                         -----           ----------         -----            -----
1999 Provision.......................................   $ 23.4             $ 8.9            $ 0.8           $ 33.1
Amounts utilized in 1999.............................     (2.5)                -                -             (2.5)
                                                        ------             -----            -----           ------
   Balance, December 31, 1999........................     20.9               8.9              0.8             30.6
Amounts utilized in 2000.............................    (10.5)             (1.5)            (0.4)           (12.4)
Adjustment to accruals...............................     (1.6)             (0.8)             0.3             (2.1)
                                                        ------             -----            -----           ------
  Balance, December 31, 2000.........................      8.8               6.6              0.7             16.1
Amounts utilized in 2001.............................     (7.1)             (2.5)            (0.5)           (10.1)
                                                        ------             -----            -----           ------
  Balance, December 31, 2001.........................   $  1.7             $ 4.1            $ 0.2           $  6.0
                                                        ======             =====            =====           ======

         The actions associated with the SBCL integration plan, provided for in accruals for integration costs as of December 31, 2000, including those related to severed employees, were completed as of June 30, 2001. The remaining accruals associated with the SBCL integration plan mainly represent certain severance and facility related exit costs, principally lease obligations, that have payment terms extending beyond 2001.

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

         The Company's pretax income (loss) consisted of approximately $332 million, $203 million and $17.7 million from U.S. operations and approximately $0.2 million, $(1.6) million and $(3.3) million from foreign operations for the years ended December 31, 2001, 2000 and 1999, respectively.

         The components of income tax expense for 2001, 2000 and 1999 were as follows:

                                                                           2001            2000             1999
                                                                           ----            ----             ----
Current:
   Federal....................................................           $119,265         $52,852         $ 34,314
   State and local............................................             28,497           8,506           10,073
   Foreign....................................................              1,490             838              785

Deferred:
   Federal....................................................               (452)         21,776          (22,336)
   State and local............................................               (108)         12,061           (7,178)
                                                                         --------         -------         --------
     Total....................................................           $148,692         $96,033         $ 15,658
                                                                         ========         =======         ========

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

         A reconciliation of the federal statutory rate to the Company's effective tax rate for 2001, 2000 and 1999 was as follows:

                                                                           2001             2000             1999
                                                                           ----             ----             ----
Tax provision at statutory rate...............................             35.0%            35.0%            35.0%
State and local income taxes, net of federal benefit..........              5.0              5.6              4.3
Non-deductible goodwill amortization..........................              3.9              6.7             55.7
Impact of foreign operations..................................              0.4              0.4             11.6
Non-deductible meals and entertainment expense................              0.4              0.7              5.1
Other, net....................................................                -             (0.6)            (2.8)
                                                                           ----             ----            -----
   Effective tax rate.........................................             44.7%            47.8%           108.9%
                                                                           ====             ====            =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2001 and 2000 were as follows:

                                                                          2001             2000
                                                                          ----             ----
Current deferred tax asset:
   Accounts receivable reserve................................           $ 34,821         $ 46,266
   Liabilities not currently deductible.......................            112,069           94,107
   Accrued settlement reserves................................              7,116           34,430
   Accrued restructuring and integration costs................              3,643           13,205
   Other......................................................                  -              475
                                                                         --------         --------
     Total....................................................           $157,649         $188,483
                                                                         ========         ========
Non-current deferred tax asset:
   Liabilities not currently deductible.......................           $ 41,887         $ 34,062
   Accrued settlement reserves................................                  -              600
   Accrued restructuring and integration costs................                945            2,763
   Depreciation and amortization..............................              6,138            1,062
   Net operating losses.......................................              3,708            4,135
                                                                         --------         --------
     Total....................................................           $ 52,678         $ 42,622
                                                                         ========         ========


         As of December 31, 2001, $3.7 million of deferred tax assets had been recorded to reflect the benefit associated with approximately $97 million of net operating losses for state income tax purposes with expiration dates through 2021.

         Income taxes payable at December 31, 2001 and 2000 were $30 million and $18.5 million, respectively, and consisted primarily of federal income taxes payable of $36 million and $21 million, respectively.

6. SUPPLEMENTAL CASH FLOW AND OTHER DATA

                                                                           2001             2000              1999
                                                                           ----             ----              ----
Depreciation expense..........................................           $101,620         $ 88,631           $61,051

Interest expense..............................................             76,765          119,681            69,842
Interest income...............................................             (6,242)          (6,589)           (8,392)
                                                                         --------         --------           -------
Interest, net.................................................             70,523          113,092            61,450

Interest paid.................................................             58,537          110,227            62,662

Income taxes paid.............................................             26,384           21,821            24,545

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (dollars in thousands unless otherwise indicated)


         During 2000, the Company terminated one of its laboratory network management agreements with a customer which resulted in a reduction in accounts receivable and a corresponding decrease in accrued expenses of approximately $69 million, neither reduction having a cash impact.

                                                                          2001              2000             1999
                                                                          ----              ----             ----
Businesses acquired:
Fair value of assets acquired.................................         $ 182,136        $  (66,013)       $1,673,435
Fair value of liabilities assumed.............................            29,272            26,212           378,113
Common shares issued to acquire SBCL..........................                 -                 -           260,710



7.       PROVISIONS FOR RESTRUCTURING AND OTHER SPECIAL CHARGES

         During the second quarter of 2001, the Company recorded a special charge of $6.0 million in connection with the refinancing of its debt and settlement of the Company's interest rate swap agreements. Prior to the Company's debt refinancing in June 2001 (see Note 12), the Company's senior secured credit agreement required the Company to maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with a portion of its variable interest rate indebtedness. These interest rate swap agreements were considered a hedge against changes in the amount of future cash flows associated with the interest payments of the Company's variable rate debt obligations. Accordingly, the interest rate swap agreements were recorded at their estimated fair value in the Company's consolidated balance sheet and the related losses on these contracts were deferred in shareholders' equity as a component of comprehensive income. In conjunction with the debt refinancing, the interest rate swap agreements were terminated and the losses reflected in shareholders' equity as a component of comprehensive income were reclassified to earnings and reflected as a special charge in the consolidated statement of operations for the year ended December 31, 2001.

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

         During the third and fourth quarters of 1999, the Company recorded provisions for restructuring and other special charges totaling $30 million and $43 million, respectively, principally incurred in connection with the acquisition and planned integration of SBCL.

         Of the $30 million special charge recorded in the third quarter of 1999, $19.8 million represented stock-based employee compensation of which $17.8 million related to special one-time grants of the Company's common stock to certain individuals of the combined company, and $2.0 million related to the accelerated vesting, due to the completion of the SBCL acquisition, of restricted stock grants made in previous years. In addition, during the third quarter of 1999, the Company incurred $9.2 million of professional and consulting fees related to integration planning activities. The remainder of the third quarter charge related to costs incurred by the Company in conjunction with its planned offering of new senior subordinated notes, the proceeds of which were expected to be used to repay the Company's existing 10 3/4% senior subordinated notes. During the third quarter of 1999, the Company decided not to proceed with the offering due to unsatisfactory conditions in the high yield market.

         Of the $43 million charge recorded in the fourth quarter of 1999, $36 million represented costs related to planned integration activities affecting Quest Diagnostics' operations and employees (see Note 4 for details). In addition to the net charge of $36 million, the Company recorded $3.5 million of special recognition awards granted in the fourth quarter of 1999 to certain employees involved in the transaction and integration planning processes of the SBCL acquisition. The remainder of the fourth quarter special charge was primarily attributable to professional and consulting fees incurred in connection with integration related planning activities.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (dollars in thousands unless otherwise indicated)



8.       EXTRAORDINARY LOSS

         In conjunction with the Company's debt refinancing in the second quarter of 2001, the Company recorded an extraordinary loss of $36 million ($22 million, net of taxes). The loss represented the write-off of deferred financing costs of $23 million, associated with the Company's debt which was refinanced, and $12.8 million of payments related primarily to the tender premium incurred in connection with the Company's cash tender offer of its 10 3/4% senior subordinated notes due 2006 (the "Subordinated Notes") (see Note 12).

         Extraordinary losses were recorded in 2000 and 1999 representing the write-off of deferred financing costs associated with debt which was prepaid during the periods. During the fourth quarter of 2000, the Company prepaid $155 million of term loans under its senior secured credit facility. The extraordinary loss recorded in the fourth quarter of 2000 in connection with this prepayment was $4.8 million ($2.9 million, net of taxes).

         In conjunction with the acquisition of SBCL, the Company repaid the entire amount outstanding under its then existing credit agreement. The extraordinary loss recorded in the third quarter of 1999 in connection with this prepayment was $3.6 million ($2.1 million, net of taxes).

9.       PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment at December 31, 2001 and 2000 consisted of the following:

                                                                          2001              2000
                                                                          ----              ----
Land..........................................................         $   35,331       $   35,084
Buildings and improvements....................................            264,639          258,433
Laboratory equipment, furniture and fixtures..................            461,786          386,204
Leasehold improvements........................................             98,416           60,187
Computer software developed or obtained for internal use......             69,278           38,567
Construction-in-progress......................................             42,577           55,078
                                                                       ----------       ----------
                                                                          972,027          833,553
Less: accumulated depreciation and amortization...............           (463,408)        (383,697)
                                                                       ----------       ----------
   Total......................................................         $  508,619       $  449,856
                                                                       ==========       ==========

10.      GOODWILL AND INTANGIBLE ASSETS

         Goodwill and intangible assets at December 31, 2001 and 2000 consisted of the following:

                                                                         2001              2000
                                                                         ----              ----
Goodwill......................................................        $   1,539,176    $   1,387,242
Less: accumulated amortization................................             (188,053)        (151,309)
                                                                      -------------    -------------
   Goodwill, net                                                      $   1,351,123    $   1,235,933
                                                                      =============    =============

Non-compete agreements........................................        $      43,943    $      36,393
Customer lists................................................               41,331           39,480
Other.........................................................                3,067            2,954
                                                                      -------------    -------------
                                                                             88,341           78,827
Less: accumulated amortization................................              (60,321)         (53,157)
                                                                      -------------    -------------
   Intangible assets, net.....................................        $      28,020    $      25,670
                                                                      =============    =============

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (dollars in thousands unless otherwise indicated)



11.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses at December 31, 2001 and 2000 consisted of the following:

                                                                          2001              2000
                                                                          ----              ----
Accrued expenses..............................................         $     247,161    $     199,528
Accrued wages and benefits....................................               240,202          240,275
Trade accounts payable........................................               112,962          112,241
Income taxes payable..........................................                29,997           18,450
Accrued settlement reserves...................................                17,790           86,076
Accrued restructuring and integration costs...................                 9,107           33,012
                                                                       -------------    -------------
   Total......................................................         $     657,219    $     689,582
                                                                       =============    =============

12.      DEBT

         Short-term borrowings and current portion of long-term debt at December 31, 2001 and 2000 consisted of the following:

                                                                          2001              2000
                                                                          ----              ----
Short-term borrowings under secured receivables credit facility        $           -    $     256,000
Current portion of long-term debt.............................                 1,404            9,408
                                                                       -------------    -------------
   Total......................................................         $       1,404    $     265,408
                                                                       =============    =============


         Long-term debt at December 31, 2001 and 2000 consisted of the following:

                                                                          2001              2000
                                                                          ----              ----
6 3/4% Senior Notes due July 2006..................................    $     273,594    $           -
7 1/2% Senior Notes due July 2011..................................          273,950                -
1 3/4% Contingent Convertible Debentures due November 2021.........          247,510                -
Senior secured variable rate bank term loans:
   Term loan, payable through June 2006; 9.8% interest as of
     December 31, 2000.............................................                -          304,288
   Term loan, payable through June 2006; 10.1% interest as of
     December 31, 2000.............................................                -          281,304
10 3/4% senior subordinated notes due 2006.........................                -          150,000
Other..............................................................           26,687           34,521
                                                                       -------------    -------------
   Total...........................................................          821,741          770,113
Less current portion...............................................            1,404            9,408
                                                                       -------------    -------------
   Total long-term debt............................................    $     820,337    $     760,705
                                                                       =============    =============


         Debt Refinancings

         On June 27, 2001, the Company refinanced a majority of its long-term debt on a senior unsecured basis to reduce overall interest costs and obtain less restrictive covenants. Specifically, the Company completed a $550 million senior notes offering (the "Senior Notes") and entered into a new $500 million senior unsecured credit facility (the "Credit Agreement") which included a five year $325 million revolving credit agreement and a $175 million term loan. The Company used the net proceeds from the senior notes offering and new term loan, together with cash on hand, to repay all of the $584 million which was outstanding under its senior secured credit agreement, including the costs to settle existing interest rate swap agreements, and to consummate a cash tender offer and consent solicitation for its Subordinated Notes. During the remainder of 2001, the Company repaid the $175 million term loan.

         In conjunction with the cash tender offer for the Company's Subordinated Notes, approximately $147 million in aggregate principal amount, or 98% of the $150 million of outstanding Subordinated Notes was tendered. In addition, the Company received the

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (dollars in thousands unless otherwise indicated)



requisite consents from the holders of Subordinated Notes to amend the indenture governing the Subordinated Notes to eliminate substantially all of its restrictive provisions. The Company made payments of approximately $160 million to holders with respect to the cash tender offer and consent solicitation, including tender premium and related solicitation and banking fees, and accrued interest. On December 17, 2001, the Company redeemed the remaining Subordinated Notes that were still outstanding as of that date.

         The Senior Notes were issued in two tranches: (a) $275 million aggregate principal amount of 6 3/4% senior notes due 2006 ("Senior Notes due 2006"), issued at a discount of approximately $1.6 million and (b) $275 million aggregate principal amount of 7 1/2% senior notes due 2011 ("Senior Notes due 2011"), issued at a discount of approximately $1.1 million. After considering the discounts, the effective interest rate on the Senior Notes due 2006 and Senior Notes due 2011 is 6.9% and 7.6%, respectively. The Senior Notes require semiannual interest payments which commenced January 12, 2002. The Senior Notes are unsecured obligations of the Company and rank equally with the Company's other unsecured senior obligations. The Senior Notes are guaranteed by each of the Company's wholly owned subsidiaries that operate clinical laboratories in the United States (the "Subsidiary Guarantors") and do not have a sinking fund requirement.

         Interest on the Credit Agreement is based on certain published rates plus an applicable margin that will vary over an approximate range of 50 basis points based on changes in the Company's credit ratings. At the option of the Company, it may elect to enter into LIBOR based interest rate contracts for periods up to 180 days. Interest on any outstanding amounts not covered under the LIBOR based interest rate contracts is based on an alternate base rate which is calculated by reference to the prime rate or federal funds rate (as defined in the Credit Agreement). Additionally, the Company has the ability to borrow up to $200 million under the five year $325 million revolving credit facility at rates determined by a competitive bidding process among the lenders. As of December 31, 2001, the Company's borrowing rate for LIBOR-based loans was LIBOR plus 1.3125%. As of December 31, 2001, there were no borrowings outstanding under the Credit Agreement. Borrowings under the Credit Agreement are guaranteed by our domestic wholly owned subsidiaries that operate clinical laboratories in the United States. The Credit Agreement contains various covenants, including the maintenance of certain financial ratios, which could impact the Company's ability to, among other things, incur additional indebtedness, repurchase shares of its outstanding common stock, make additional investments and consummate acquisitions.

         The Company incurred approximately $31 million of costs associated with this debt refinancing. Of that amount, $12.4 million represented costs associated with placing the new debt, which will be amortized over the term of the related debt and $6.0 million represented the cost to terminate the interest rate swap agreements on the debt which was refinanced. The remaining $12.8 million represented primarily the tender premium incurred in conjunction with the Company's cash tender offer of the Subordinated Notes which was included in the extraordinary loss recorded in the second quarter of 2001 (see Note 8).

         On November 26, 2001, the Company completed its $250 million offering of 1 3/4% contingent convertible debentures due 2021 (the "Debentures"). The net proceeds of the offering, together with cash on hand, were used to repay all of the $256 million principal that was outstanding under the Company's secured receivables credit facility. The secured receivables credit facility remains available for future general corporate purposes and acquisitions. The Debentures are guaranteed by the Company's domestic wholly owned subsidiaries that operate clinical laboratories in the United States and do not have a sinking fund requirement. The Debentures, which pay a fixed rate of interest semi-annually commencing on May 31, 2002, have a contingent interest component that will require the Company to pay contingent interest based on certain thresholds, as outlined in the Indenture. For income tax purposes, the Debentures are considered to be a contingent payment security. As such, interest expense for tax purposes is based on an assumed interest rate related to a debt security issued by the Company without a conversion feature. The assumed rate was 7% at December 31, 2001. The contingent interest component of the Debentures is considered to be a derivative instrument subject to SFAS 133, as amended. As such, the derivative is recorded at its fair value in the consolidated balance sheet with changes in its fair value being recorded each period in current earnings. The fair value of the derivative at the date of issuance and at December 31, 2001 was not material.

         Each one thousand dollar principal amount of Debentures is convertible initially into 11.429 shares of the Company's common stock, which represents an initial conversion price of $87.50 per share. Holders may surrender the Debentures for conversion into shares of the Company's common stock under any of the following circumstances: (1) if the sales price of the Company's common stock is above 120% of the conversion price (or $105 per share) for specified periods; (2) if the Company calls the Debentures or (3) if specified corporate transactions have occurred.

         The Company may call the Debentures at any time on or after November 30, 2004 for the principal amount of the Debentures plus any accrued and unpaid interest. On November 30, 2004, 2005, 2008, 2012 and 2016 each holder of the Debentures may require the Company to repurchase the holder's Debentures for the principal amount of the Debentures plus any accrued and unpaid interest. The Company may repurchase the Debentures for cash, common stock, or a combination of both. The Company intends to settle any repurchases with a cash payment.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (dollars in thousands unless otherwise indicated)



         The Company incurred approximately $3.3 million of costs associated with the issuance of the Debentures, which will be amortized through November 30, 2004, the initial date the holders of the Debentures may require the Company to repurchase the Debentures.

         On July 21, 2000, the Company completed a $256 million receivables-backed financing transaction (the "secured receivables credit facility"), the proceeds of which were used to pay down loans outstanding under the Company's senior secured credit facility that was used to finance the acquisition of SBCL. Approximately $48 million was used to completely repay amounts outstanding under the capital markets loan portion of the senior secured credit facility, with the remainder used to repay amounts outstanding under the term loans portion of the senior secured credit facility. In addition, the repayment of the capital markets loan reduced the borrowing spreads on all remaining term loans under the senior secured credit facility. This secured receivables credit facility is currently being provided by Blue Ridge Asset Funding Corporation, a commercial paper funding vehicle administered by Wachovia Bank, N.A., and Atlantic Asset Securitization Corporation, a commercial funding vehicle administered by Credit Lyonnais. The secured receivables credit facility has the benefit of one-year back-up facilities, provided on a committed basis. The back-up facility that supports the funding from Blue Ridge is provided by Wachovia Bank and Lloyds TSB Bank and expires on July 19, 2002, and the back-up facility that supports the funding from Atlantic is provided by Credit Lyonnais and expires on September 27, 2002 (see Note 18). The secured receivables credit facility has an initial term of three years, unless extended. The secured receivables credit facility may be terminated early under certain conditions, including the termination of the back-up facilities to Blue Ridge and Atlantic. The borrowings outstanding under the secured receivables credit facility are classified as a current liability on our consolidated balance sheet since the lenders fund the borrowings through the issuance of commercial paper which matures at various dates up to ninety days from the date of issuance. Interest is based on rates that are intended to approximate commercial paper rates for highly rated issuers. There were no borrowings outstanding as of December 31, 2001. The weighted average interest rate on borrowings outstanding at December 31, 2000 was 7.2%. Long-term debt, including capital leases, maturing in each of the years subsequent to December 31, 2002 is as follows:


                 Year ending December 31,
                 2003............................................  $     25,283
                 2004............................................             -
                 2005............................................             -
                 2006............................................       273,594
                 2007 and thereafter.............................       521,460
                                                                   ------------
                    Total long-term debt.........................  $    820,337
                                                                   ============

13.      PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY

         Series Preferred Stock

         Quest Diagnostics is authorized to issue up to 10 million shares of Series Preferred Stock, par value $1.00 per share. The Company's Board of Directors has the authority to issue such shares without stockholder approval and to determine the designations, preferences, rights and restrictions of such shares. Of the authorized shares, 1,300,000 shares have been designated Series A Preferred Stock and 1,000 shares have been designated Voting Cumulative Preferred Stock. No shares have been issued, other than the Voting Cumulative Preferred Stock.

         Voting Cumulative Preferred Stock

         During the fourth quarter of 2001, the Company redeemed all of the then issued and outstanding shares of preferred stock for $1 million plus accrued dividends. At December 31, 2000, 1,000 shares of Voting Cumulative Preferred Stock, which had a $1 million aggregate liquidation preference, were issued and outstanding. Dividends were at an annual rate of 11.75% payable quarterly. The Voting Cumulative Preferred Stock is generally entitled to one vote per share, voting together as one class with the Company's common stock. Whenever dividends on the Voting Cumulative Preferred Stock are in arrears, no dividends or redemptions or purchases of shares may be made with respect to any stock ranking junior as to dividends or liquidation to the Voting Cumulative Preferred Stock until all such amounts have been paid. The Voting Cumulative Preferred Stock is not convertible into shares of any other class or series of stock of the Company. The Voting Cumulative Preferred Stock ranks senior to the Quest Diagnostics common stock and the Series A Preferred Stock.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (dollars in thousands unless otherwise indicated)



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

         Accumulated Other Comprehensive Income (Loss)

         The components of accumulated other comprehensive income (loss) for 2001, 2000 and 1999 were as follows:


                                                               Foreign                             Accumulated Other
                                                               Currency                              Comprehensive
                                                             Translation         Market Value            Income
                                                              Adjustment          Adjustment             (Loss)
                                                              ----------          ----------             ------
Balance, December 31, 1998.................................   $    (2,094)        $      (944)          $   (3,038)
Translation adjustment.....................................          (356)                  -                 (356)
Market value adjustment, net of tax expense of $616........             -                 944                  944
                                                              -----------         -----------          -----------
Balance, December 31, 1999.................................        (2,450)                  -               (2,450)
Translation adjustment.....................................          (758)                  -                 (758)
Market value adjustment, net of tax benefit of $1,469......             -              (2,250)              (2,250)
                                                              -----------         -----------          -----------
Balance, December 31, 2000.................................        (3,208)             (2,250)              (5,458)
Translation adjustment.....................................        (1,178)                  -               (1,178)
Market value adjustment, net of tax expense of $2,093......             -               3,166                3,166
                                                              -----------         -----------          -----------
Balance, December 31, 2001.................................   $    (4,386)        $       916          $    (3,470)
                                                              ===========         ===========          ===========

         The market valuation adjustment for 1999 included holding gains, net of taxes, of $2.8 million, offset by a reclassification adjustment, net of taxes, of $1.8 million related to the gain recognized in net income associated with the sale of an investment during the fourth quarter of 1999. The market value adjustments for 2001 and 2000 represented unrealized holding gains (losses), net of taxes, of $3.2 million and $(2.3) million, respectively.

         For the year ended December 31, 2001, other comprehensive income included the cumulative effect of the change in accounting for derivative financial instruments upon adoption of SFAS 133, as amended, which reduced comprehensive income by approximately $1 million. In addition, in conjunction with the Company's debt refinancing, the interest rate swap agreements were terminated and the losses reflected in shareholders' equity as a component of comprehensive income were reclassified to earnings and reflected as a special charge of $6.0 million in the consolidated statement of operations for the year ended December 31, 2001 (see Note 7).

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (dollars in thousands unless otherwise indicated)



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

         The 1999 EEPP increased the maximum number of shares of Quest Diagnostics' common stock that may be optioned or granted to 18 million shares. In addition, any remaining shares under the 1996 EEPP are available for issuance under the 1999 EEPP.

         In 1998, the Company established the Quest Diagnostics Incorporated Stock Option Plan for Non-employee Directors (the "Director Option Plan"). The Director Option Plan provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Quest Diagnostics' common stock at no less than fair market value on the date of grant. The maximum number of shares that may be issued under the Director Option Plan is 1 million shares. The stock options expire ten years from date of grant and generally vest over three years. During 2001, 2000 and 1999, grants under the Director Option Plan totaled 81, 149 and 138 thousand shares, respectively.

         Transactions under the stock option plans were as follows (options in thousands):

                                                                                   2001             2000              1999
                                                                                   ----             ----              ----
Options outstanding, beginning of year...................................          9,246            11,482            5,900
Options granted..........................................................          2,413             1,496            6,718
Options exercised........................................................         (2,576)           (3,324)            (588)
Options terminated.......................................................           (388)             (408)            (548)
                                                                                  ------            ------          -------
Options outstanding, end of year.........................................          8,695             9,246           11,482
                                                                                  ======            ======          =======

Exercisable..............................................................          3,168             3,618            4,444


Weighted average exercise price:
     Options granted.....................................................        $ 55.08           $ 31.61          $ 13.18
     Options exercised...................................................          11.37              8.44             7.99
     Options terminated..................................................          25.31             14.10            12.89
     Options outstanding, end of year....................................          26.33             14.59            10.57
     Exercisable, end of year............................................          13.97              9.36             7.81

Weighted average fair value of options at grant date                             $ 25.79           $ 14.97          $  6.39

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (dollars in thousands unless otherwise indicated)



         The increase in options exercisable during 1999 was primarily related to the completion of the SBCL acquisition which accelerated the vesting of certain grants made in previous years in accordance with the original terms of such option grants.

         The following relates to options outstanding at December 31, 2001:


                                Options Outstanding                                              Options Exercisable
---------------------------------------------------------------------------------        -----------------------------------
                                            Weighted Average
                                                Remaining
       Range of              Shares         Contractual Life     Weighted Average            Shares         Weighted Average
    Exercise Price       (in thousands)        (in years)         Exercise Price         (in thousands)      Exercise Price
    --------------       --------------        ----------         --------------         --------------      --------------
    $5.26 - $17.02            5,176                7.1               $  11.95                  2,776             $  10.88
   $17.86 - $28.53              302                8.2                  17.89                    102                17.96
   $29.27 - $35.64              665                8.4                  30.30                    172                30.36
   $44.00 - $52.39            1,713                9.1                  52.08                     38                51.44
   $52.50 - $64.07              546                9.3                  59.61                     51                60.63
   $64.65 - $75.94              294                9.4                  67.33                     30                66.41


         The following summarizes the activity relative to incentive stock awards granted in 2001, 2000 and 1999 (shares in thousands):

                                                                                   2001             2000              1999
                                                                                   ----             ----              ----
Incentive shares, beginning of year......................................         1,788             1,136              740
Incentive shares granted.................................................             -               920            1,110
Incentive shares vested..................................................          (439)             (224)            (696)
Incentive shares forfeited and canceled..................................           (29)              (44)             (18)
                                                                                  -----             -----            -----
Incentive shares, end of year............................................         1,320             1,788            1,136
                                                                                  =====             =====            =====

Weighted average fair value of incentive shares at grant date ...........        $    -            $23.54           $11.95

         The balance of the incentive stock awards at December 31, 2001 are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period.

         Employee Stock Purchase Plan

         Under the Company's Employee Stock Purchase Plan ("ESPP"), substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics' common stock. The purchase price of the stock is 85% of the lower of its beginning-of-quarter or end-of-quarter market price. Under the ESPP, the maximum number of shares of Quest Diagnostics' common stock which may be purchased by eligible employees is 4 million. Approximately 203, 463 and 412 thousand shares of common stock were purchased by eligible employees in 2001, 2000 and 1999, respectively.

         Employee Stock Ownership Plan

         Prior to 1999, the Company maintained its Employee Stock Ownership Plan ("ESOP") to account for certain shares of Quest Diagnostics' common stock which had been issued for the account of all active regular employees of the Company as of December 31, 1996. Effective with the closing of the SBCL acquisition, the Company modified certain provisions of the ESOP to provide an additional benefit to employees through ownership of the Company's common stock. Substantially all of the Company's employees are eligible to participate in the ESOP. The Company's contributions to the ESOP trust are based on 2% of eligible employee compensation for those employees who are actively employed or on a leave of absence on December 31 of each year. Company contributions to the trust may be in the form of shares of Quest Diagnostics' common stock, cash or any combination of the above. The Company's contributions to this plan aggregated $19.7 million, $21 million and $7.5 million for 2001, 2000 and 1999, respectively.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (dollars in thousands unless otherwise indicated)



         Stock-Based Compensation

         Quest Diagnostics has adopted the disclosure-only provisions of SFAS 123, but follows APB 25 and related interpretations to account for its stock-based compensation plans. Stock-based compensation expense recorded in accordance with APB 25 was $21 million, $25 million and $27 million in 2001, 2000 and 1999, respectively. As discussed in Note 7, for the year ended December 31, 1999, the provisions for restructuring and other special charges included approximately $20 million of stock-based compensation expense.

         If the Company had elected to recognize compensation cost based on the fair value at the grant dates for awards under its stock-based compensation plans, consistent with the method prescribed by SFAS 123, the Company's net income (loss) would have been $138 million, $82 million and $(11.5) million for 2001, 2000 and 1999, respectively. Basic net income (loss) per common share would have been $1.48 per common share, $0.91 per common share and $(0.17) per common share for 2001, 2000 and 1999, respectively. Diluted net income (loss) per common share would have been $1.41 per common share, $0.86 per common share and $(0.17) per common share for 2001, 2000 and 1999, respectively.

                  The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                                   2001                   2000                   1999
                                                   ----                   ----                   ----
        Dividend yield.........................     0.0%                   0.0%                  0.0%
        Risk-free interest rate................     5.1%                   6.5%                  5.8%
        Expected volatility....................    47.7%                  43.7%                 46.8%
        Expected holding period, in years .....       5                      5                     5

15.      EMPLOYEE RETIREMENT PLAN

         The Company maintains a defined contribution plan covering substantially all of its employees. The Company's expense for its contributions to this plan aggregated $30 million, $29 million and $18.3 million for 2001, 2000 and 1999, respectively.

16.      RELATED PARTY TRANSACTIONS

         As part of the SBCL acquisition agreements, SmithKline Beecham and Quest Diagnostics entered into the following agreements: a long-term contract under which Quest Diagnostics is the primary provider of testing to support SmithKline Beecham's clinical trials testing requirements worldwide (the "Clinical Trials Agreement"); data access agreements under which Quest Diagnostics granted SmithKline Beecham and certain affiliated companies certain non-exclusive rights and access to use Quest Diagnostics' proprietary clinical laboratory information database (the "Data Access Agreements"); and an agreement under which SmithKline Beecham agreed to provide, through December 31, 2000, various administrative services that it had previously provided to SBCL prior to its acquisition by Quest Diagnostics (the "Transitional Services Agreement"). The Data Access Agreements were terminated as of January 1, 2001.

         Significant transactions with SmithKline Beecham during 2001, 2000 and 1999 included (in addition to the acquisition of SBCL during 1999):

                                                                              2001             2000            1999
                                                                              ----             ----            ----
                 Clinical trials testing revenues..........................  $27,806          $31,334         $10,261
                 Purchases,  primarily  related to services rendered by
                   SmithKline  Beecham under the Transitional  Services
                   Agreement...............................................      184           15,901           4,577

         In addition, under the SBCL acquisition agreements, SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after tax basis, against certain matters primarily related to taxes and billing and professional liability claims (see Note 17).

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (dollars in thousands unless otherwise indicated)



         At December 31, 2001, accounts payable and accrued expenses included $29 million due to SmithKline Beecham, primarily related to tax benefits associated with indemnified matters. At December 31, 2000, prepaid expenses and other current assets included $45 million due from SmithKline Beecham, primarily related to indemnified billing-related and professional liability claims. During 2001, substantially all of the billing-related claims indemnified by SmithKline Beecham were settled (see Note 17). At December 31, 2001 and 2000, other assets included $10.1 million and $14.1 million, respectively, due from SmithKline Beecham, primarily related to management's best estimate of the amounts required to satisfy certain professional liability claims indemnified by SmithKline Beecham.

         At December 31, 2000, the amount due from Corning, classified in prepaid expenses and other current assets, was $8.1 million. The receivable from Corning was increased (decreased) in 2001, 2000 and 1999 by $0.6 million, $(5.9) million and $(2.0) million, respectively, through an adjustment to additional paid-in capital, based on management's best estimate of amounts which were probable of being received from Corning to satisfy remaining indemnified billing-related claims. During 2001, the Company received $8.7 million from Corning related to certain indemnified billing-related claims settled in 2001 and 2000. At December 31, 2001, there are no amounts due from Corning related to indemnified billing-related claims (see Note 17).

17.      COMMITMENTS AND CONTINGENCIES

         Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect at December 31, 2001 are as follows:



        Year ending December 31,
        2002.............................................................            $ 92,170
        2003.............................................................              76,144
        2004.............................................................              59,138
        2005.............................................................              48,221
        2006.............................................................              41,306
        2007 and thereafter..............................................             152,824
                                                                                     --------
        Minimum lease payments...........................................             469,803
        Noncancelable sub-lease income...................................             (31,865)
                                                                                     --------
        Net minimum lease payments.......................................            $437,938
                                                                                     ========


         Operating lease rental expense for 2001, 2000 and 1999 aggregated $83 million, $77 million and $59 million, respectively.

         The Company has certain noncancelable commitments to purchase products or services from various suppliers, mainly for information technology consulting and software licensing, and standing orders to purchase reagents and other laboratory supplies. At December 31, 2001 the approximate total future purchase commitments are $31 million, of which $21 million are expected to be incurred in 2002.

         The Company is substantially self-insured for all casualty losses and maintains excess coverage primarily on a claims made basis. The basis for insurance reserves at December 31, 2001 and 2000 is the actuarially determined projected losses for each program (limited by its self-insured retention) based upon the Company's loss experience.

         The Company has entered into several settlement agreements with various governmental and private payers during recent years relating to industry-wide billing and marketing practices that had been substantially discontinued by early 1993. In addition, the Company is aware of several pending lawsuits filed under the qui tam provisions of the civil False Claims Act and has received notices of private claims relating to billing issues similar to those that were the subject of prior settlements with various governmental payers. Some of the proceedings against the Company involve claims that are substantial in amount. Some of the cases involve the operations of SBCL prior to the closing of the SBCL acquisition.

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

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (dollars in thousands unless otherwise indicated)



approval of the court on July 14, 2000. The final settlement releases the Company and all of its subsidiaries, other than SBCL, from potential private claims related to the reimbursement of billings that were the subject of the lawsuit. During the second quarter of 2000, the Company recorded a reduction in reserves attributable to the favorable resolution of this matter (see Note 7).

         In December 2000, the Company entered into a settlement agreement with the federal government and certain state government healthcare programs for approximately $13 million, primarily relating to prior billing and marketing practices at several former facilities of Nichols Institute that occurred prior to the Company's acquisition of Nichols Institute. This settlement was indemnified by Corning pursuant to the indemnity described below.

         Corning agreed to indemnify the Company against all monetary settlements for any governmental claims relating to the billing practices of the Company and its predecessors based on investigations that were pending on December 31, 1996. Corning had also agreed to indemnify the Company in respect of private claims relating to indemnified or previously settled government claims that alleged overbillings by Quest Diagnostics or any of its existing subsidiaries for services provided before January 1, 1997. Corning agreed to indemnify Quest Diagnostics in respect of private claims for 50% of the aggregate of all judgment or settlement payments made by December 31, 2001 that exceeded $42 million. The 50% share was limited to a total amount of $25 million and was reduced to take into account any deductions or tax benefits realized by Quest Diagnostics. As of December 31, 2001, the Corning indemnity with respect to private claims had expired. At December 31, 2001, there were no amounts due from Corning under the indemnity and at December 31, 2000, the receivable from Corning, which was classified in prepaid expenses and other current assets, totaled $8.1 million. In accordance with the indemnity described above, the Company received $8.1 million from Corning in January 2001 in connection with the Company's civil settlement of claims in the fourth quarter of 2000 with respect to Nichols Institute's former regional laboratories.

         Similar to Quest Diagnostics, SBCL has entered into settlement agreements with various governmental agencies and private payers primarily relating to its prior billing and marketing practices. Effective in 1997, SBCL and the United States government and various states reached a settlement with respect to the government's civil and administrative claims. SBCL is also responding to claims from private payers relating to billing and marketing issues similar to those that were the subject of the settlement with the government. The claims included ten purported class actions filed in various jurisdictions in the United States and two non-class action complaints by a number of insurance companies. Nine of the purported class actions were consolidated into one complaint, which was consolidated with one of the insurers' suits for pre-trial proceedings. During both the second and third quarters of 2001, settlements were reached in a number of the complaints against SBCL for approximately $30 million and $31 million, respectively. The settlements were paid directly by SmithKline Beecham under the terms of the indemnity described below.

         SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after-tax basis, against monetary payments for governmental claims or investigations relating to the billing practices of SBCL that had been settled before or were pending as of the closing date of the SBCL acquisition. SmithKline Beecham has also agreed to indemnify Quest Diagnostics, on an after-tax basis, against monetary payments to private payers, relating to or arising out of the governmental claims. The indemnification with respect to governmental claims is for 100% of those claims. SmithKline Beecham will indemnify Quest Diagnostics, in respect of private claims for: 100% of those claims, up to an aggregate amount of $80 million; 50% of those claims to the extent the aggregate amount exceeds $80 million but is less than $130 million; and 100% of such claims to the extent the aggregate amount exceeds $130 million. The indemnification also covers 80% of out-of-pocket costs and expenses relating to investigations of the claims indemnified against by SmithKline Beecham. SmithKline Beecham has also agreed to indemnify the Company with respect to pending actions relating to a former SBCL employee that at times reused certain needles when drawing blood from patients. In addition, SmithKline Beecham has agreed to indemnify the Company against all monetary payments relating to professional liability claims of SBCL for services provided prior to the closing of the SBCL acquisition. Amounts due from SmithKline Beecham at December 31, 2001, related principally to indemnified professional liability claims discussed above, totaled approximately $16 million and represented management's best estimate of the amounts which are probable of being received from SmithKline Beecham to satisfy the indemnified claims on an after-tax basis. The estimated reserves and related amounts due from SmithKline Beecham are subject to change as additional information regarding the outstanding claims is gathered and evaluated.

         At December 31, 2001 recorded reserves, relating primarily to billing claims, including those indemnified by SmithKline Beecham, approximated $21 million. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (dollars in thousands unless otherwise indicated)


         In addition to the billing-related settlement reserves discussed above, the Company is involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against the Company involve claims that are substantial in amount. Some of these claims involve contracts of SBCL that were terminated following the Company's acquisition of SBCL. Although management cannot predict the outcome of such proceedings or any claims made against the Company, management does not anticipate that the ultimate outcome of the various proceedings or claims will have a material adverse effect on our financial position.

18.      SUBSEQUENT EVENTS

         Acquisition of American Medical Laboratories, Incorporated

         On February 7, 2002, the Company signed a definitive agreement to acquire 100 percent of the outstanding voting stock of American Medical Laboratories, Incorporated, ("AML"), in an all-cash transaction valued at $500 million, which includes the assumption of approximately $160 million in debt. The transaction is subject to customary regulatory review and is expected to close in the first quarter of 2002. As part of the transaction, Quest Diagnostics will acquire all of AML's operations, including two full-service laboratories, 51 patient service centers, and hospital sales, service and logistics capabilities. Also as part of the transaction, and prior to the closing, AML will acquire an affiliated company, LabPortal, Inc., a provider of electronic connectivity products. The Company expects to use existing cash on hand and its existing borrowing capacity under the Credit Agreement and the secured receivables credit facility to fund the acquisition. The acquisition will be accounted for under the purchase method of accounting, allocating the cost of the acquisition to the net assets acquired based upon their estimated fair market values, with the majority of the purchase price expected to be allocated to goodwill. Since the transaction has yet to close, a preliminary purchase price allocation is not practical in the circumstances.

         Secured Receivables Credit Facility

         On February 8, 2002, the Company extended the expiration date of the $200 million back-up facility provided by Wachovia Bank for the secured receivables credit facility from July 19, 2002 to January 19, 2003.



19.      SUMMARIZED FINANCIAL INFORMATION

         As described in Note 12, the Senior Notes and the Debentures are guaranteed by each of the Company's wholly owned subsidiaries that operate clinical laboratories in the United States (the "Subsidiary Guarantors"). With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign and less than wholly owned subsidiaries.

         In conjunction with the Company's secured receivables credit facility described in Note 12, the Company formed a new wholly owned non-guarantor subsidiary, Quest Diagnostics Receivables Incorporated ("QDRI"). The Company and the Subsidiary Guarantors transferred all private domestic receivables (principally excluding receivables due from Medicare, Medicaid and other federal programs and receivables due from customers of its joint ventures) to QDRI. QDRI utilized the transferred receivables to collateralize the secured receivables credit facility. The Company and the Subsidiary Guarantors provide collection services to QDRI. QDRI uses cash collections principally to purchase new receivables from the Company and the Subsidiary Guarantors.

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

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (dollars in thousands unless otherwise indicated)


Condensed Consolidating Balance Sheet
December 31, 2001

                                                                                    Non-
                                                                 Subsidiary      Guarantor
                                                   Parent        Guarantors     Subsidiaries   Eliminations    Consolidated
                                                   ------        ----------     ------------   ------------    ------------
Assets
Current assets:
Cash and cash equivalents...................     $        -      $  110,571        $  11,761    $         -      $  122,332
Accounts receivable, net....................          9,083          52,232          447,025              -         508,340
Other current assets........................         93,144          52,755           99,943              -         245,842
                                                 ----------      ----------        ---------    -----------      ----------
   Total current assets.....................        102,227         215,558          558,729              -         876,514
Property, plant and equipment, net..........        170,494         320,244           17,881              -         508,619
Intangible assets, net .....................        154,809       1,188,031           36,303              -       1,379,143
Intercompany receivable (payable)...........        425,735          92,378         (518,113)             -               -
Investment in subsidiaries..................      1,096,647               -                -     (1,096,647)              -
Other assets................................         75,633          54,998           35,648              -         166,279
                                                 ----------      ----------        ---------    -----------      ----------
   Total assets.............................     $2,025,545      $1,871,209        $ 130,448    $(1,096,647)     $2,930,555
                                                 ===========     ==========        =========    ===========      ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses.......     $  334,666      $  290,039        $  32,514    $         -      $  657,219
Short-term borrowings and current portion of
  long-term debt............................             21           1,040              343              -           1,404
                                                 ----------      ----------        ---------    -----------      ----------
   Total current liabilities................        334,687         291,079           32,857              -         658,623
Long-term debt..............................        310,690         502,519            7,128              -         820,337
Other liabilities...........................         44,181          57,469           13,958              -         115,608
Common stockholders' equity.................      1,335,987       1,020,142           76,505     (1,096,647)      1,335,987
                                                 ----------      ----------        ---------    -----------      ----------
   Total liabilities and stockholders' equity    $2,025,545      $1,871,209        $ 130,448    $(1,096,647)     $2,930,555
                                                 ==========      ==========        =========    ===========      ==========


Condensed Consolidating Balance Sheet
December 31, 2000


                                                                                    Non-
                                                                 Subsidiary      Guarantor
                                                   Parent        Guarantors     Subsidiaries   Eliminations    Consolidated
                                                   ------        ----------     ------------   ------------    ------------
Assets
Current assets:
Cash and cash equivalents...................     $        -      $  163,863        $   7,614    $         -      $  171,477
Accounts receivable, net....................          6,159          29,548          449,866              -         485,573
Other current assets........................        191,693         129,881            9,030         (6,965)        323,639
                                                 ----------      ----------        ---------    -----------      ----------
   Total current assets.....................        197,852         323,292          466,510         (6,965)        980,689
Property, plant and equipment, net..........        121,159         316,630           12,067              -         449,856
Intangible assets, net .....................         72,514       1,180,341            8,748              -       1,261,603
Intercompany receivable (payable)...........        (78,538)        253,994         (175,456)             -               -
Investment in subsidiaries..................      1,031,135               -                -     (1,031,135)              -
Other assets................................         66,623          71,692           34,073              -         172,388
                                                 ----------      ----------        ---------    -----------      ----------
   Total assets.............................     $1,410,745      $2,145,949        $ 345,942    $(1,038,100)     $2,864,536
                                                 ==========      ==========        =========    ===========      ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses.......     $  247,558      $  418,147        $  30,842    $    (6,965)     $  689,582
Short-term borrowings and current portion of
  long-term debt............................            837           8,215          256,356              -         265,408
                                                 ----------      ----------        ---------    -----------      ----------
   Total current liabilities................        248,395         426,362          287,198         (6,965)        954,990
Long-term debt..............................         95,711         661,340            3,654              -         760,705
Other liabilities...........................         34,844          71,159           11,043              -         117,046
Preferred stock.............................          1,000               -                -              -           1,000
Common stockholders' equity.................      1,030,795         987,088           44,047     (1,031,135)      1,030,795
                                                 ----------      ----------        ---------    -----------      ----------
   Total liabilities and stockholders' equity    $1,410,745      $2,145,949        $ 345,942    $(1,038,100)     $2,864,536
                                                 ==========      ==========        =========    ===========      ==========

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (dollars in thousands unless otherwise indicated)


Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2001


                                                                                    Non-
                                                                 Subsidiary      Guarantor
                                                   Parent        Guarantors     Subsidiaries   Eliminations    Consolidated
                                                   ------        ----------     ------------   ------------    ------------
Net revenues................................      $ 596,909      $2,862,536         $451,525      $(283,199)     $3,627,771

Costs and expenses:
  Cost of services..........................        431,382       1,610,902          109,310              -       2,151,594
  Selling, general and administrative.......        159,439         623,419          250,420        (14,598)      1,018,680
  Interest, net.............................         73,499         243,978           21,647       (268,601)         70,523
  Amortization of intangibles...............          3,826          41,696              585              -          46,107
  Provision for special charges.............          5,997               -                -              -           5,997
  Royalty (income) expense..................       (241,886)        241,886                -              -               -
  Other, net................................          2,042            (989)           1,213              -           2,266
                                                 ----------      ----------         --------      ---------      ----------
   Total....................................        434,299       2,760,892          383,175       (283,199)      3,295,167
                                                 ----------      ----------         --------      ---------      ----------
Income before taxes and extraordinary loss..        162,610         101,644           68,350              -         332,604
Income tax expense..........................         68,932          53,023           26,737              -         148,692
                                                 ----------      ----------         --------      ---------      ----------
Income before equity earnings and
  extraordinary loss........................         93,678          48,621           41,613              -         183,912
Equity earnings from subsidiaries...........         72,505               -                -        (72,505)              -
                                                 ----------      ----------         --------      ---------      ----------
Income before extraordinary loss............        166,183          48,621           41,613        (72,505)        183,912
Extraordinary loss, net of taxes............         (3,880)        (15,567)          (2,162)             -         (21,609)
                                                 ----------      ----------         --------      ---------      ----------
Net income..................................     $  162,303      $   33,054         $ 39,451      $ (72,505)     $  162,303
                                                 ==========      ==========         ========      =========      ==========



Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2000


                                                                                    Non-
                                                                 Subsidiary      Guarantor
                                                   Parent        Guarantors     Subsidiaries   Eliminations    Consolidated
                                                   ------        ----------     ------------   ------------    ------------
Net revenues................................     $  520,198      $2,773,568         $274,987      $(147,591)     $3,421,162

Costs and expenses:
  Cost of services..........................        348,227       1,621,667           86,343              -       2,056,237
  Selling, general and administrative.......        233,409         638,534          139,993        (10,493)      1,001,443
  Interest, net.............................         38,436         195,614           16,140       (137,098)        113,092
  Amortization of intangible assets.........          4,153          41,005              507              -          45,665
  Provisions for restructuring and other
   special charges..........................          2,594          (4,134)           3,640              -           2,100
  Royalty (income) expense..................        (94,959)         94,959                -              -               -
  Other, net................................         (1,806)           (322)           3,772              -           1,644
                                                 ----------      ----------         --------      ---------      ----------
   Total....................................        530,054       2,587,323          250,395       (147,591)      3,220,181
                                                 ----------      ----------         --------      ---------      ----------
Income (loss) before taxes and extraordinary         (9,856)        186,245           24,592              -         200,981
   loss.....................................
Income tax expense (benefit)................           (619)         86,196           10,456              -          96,033
                                                 ----------      ----------         --------      ---------      ----------
Income (loss) before equity earnings and
  extraordinary loss........................         (9,237)        100,049           14,136              -         104,948
Equity income from subsidiaries.............        111,512               -                -       (111,512)              -
                                                 ----------      ----------         --------      ---------      ----------
Income before extraordinary loss............        102,275         100,049           14,136       (111,512)        104,948
Extraordinary loss, net of taxes............           (223)         (2,673)               -              -          (2,896)
                                                 ----------      ----------         --------      ---------      ----------
Net income .................................     $  102,052      $   97,376         $ 14,136      $(111,512)     $  102,052
                                                 ==========      ==========         ========      =========      ==========

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (dollars in thousands unless otherwise indicated)


Condensed Consolidating Statement of Operations
For the Year Ended December 31, 1999


                                                                                    Non-
                                                                 Subsidiary      Guarantor
                                                    Parent       Guarantors     Subsidiaries   Eliminations      Consolidated
                                                    ------       ----------     ------------   ------------      ------------
Net revenues...............................        $636,778      $1,475,064          $93,401        $     -        $2,205,243

Costs and expenses:
  Cost of services..........................        407,908         915,438           56,643              -         1,379,989
  Selling, general and administrative.......        232,558         380,237           30,645              -           643,440
  Interest, net.............................          9,508          51,456              486              -            61,450
  Amortization of intangible assets.........          7,307          22,103              374              -            29,784
  Provisions for restructuring and other
   special charges..........................         62,496           8,137            2,752              -            73,385
  Royalty (income) expense..................        (71,678)         71,678                -              -                 -
  Other, net................................         (3,245)           (230)           6,286              -             2,811
                                                   --------      ----------          -------        -------        ----------
   Total....................................        644,854       1,448,819           97,186              -         2,190,859
                                                   --------      ----------          -------        -------        ----------
Income (loss) before taxes and extraordinary         (8,076)         26,245           (3,785)             -            14,384
   loss....................................
Income tax expense (benefit)................         (4,524)         18,461            1,721              -            15,658
                                                   --------      ----------          -------        -------        ----------
Income (loss) before equity earnings and
  extraordinary loss........................         (3,552)          7,784           (5,506)             -            (1,274)
Equity earnings from subsidiaries...........          2,278               -                -         (2,278)                -
                                                   --------      ----------          -------        -------        ----------
Income (loss) before extraordinary loss.....         (1,274)          7,784           (5,506)        (2,278)           (1,274)
Extraordinary loss, net of taxes............         (2,139)              -                -              -            (2,139)
                                                   --------      ----------          -------        -------        ----------
Net income (loss) ..........................       $ (3,413)     $    7,784          $(5,506)       $(2,278)       $   (3,413)
                                                   ========      ==========          =======        =======        ==========


To be completed
Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2001


                                                                                    Non-
                                                                 Subsidiary      Guarantor
                                                   Parent        Guarantors     Subsidiaries   Eliminations      Consolidated
                                                   ------        ----------     ------------   ------------      ------------
Cash flows from operating activities:
Net income..................................      $ 162,303      $   33,054         $ 39,451       $(72,505)       $  162,303
Extraordinary loss, net of taxes                      3,880          15,567            2,162              -            21,609
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization.............         40,726         102,020            4,981              -           147,727
  Provision for doubtful accounts...........            627          21,198          196,446              -           218,271
  Provision for special charges.............          5,997               -                -              -             5,997
  Other, net................................        (37,054)         35,735          (40,087)        72,505            31,099
  Changes in operating assets and liabilities        (9,845)        (30,157)         (81,201)             -          (121,203)
                                                  ---------      ----------         --------       --------        ----------
Net cash provided by operating activities...        166,634         177,417          121,752              -           465,803
Net cash used in investing activities.......       (395,196)        (45,293)          (4,087)       147,960          (296,616)
Net cash provided by (used in) financing
  activities................................        228,562        (185,416)        (113,518)      (147,960)         (218,332)
                                                  ---------      ----------         --------       --------        ----------
Net change in cash and cash equivalents.....              -         (53,292)           4,147              -           (49,145)
Cash and cash equivalents, beginning of year              -         163,863            7,614              -           171,477
                                                  ---------      -----------        --------       --------        ----------
Cash and cash equivalents, end of period....      $       -      $  110,571         $ 11,761       $      -        $  122,332
                                                  =========      ==========         ========       ========        ==========

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
               (dollars in thousands unless otherwise indicated)


Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2000



                                                                                    Non-
                                                                 Subsidiary      Guarantor
                                                  Parent         Guarantors     Subsidiaries   Eliminations    Consolidated
                                                  ------         ----------     ------------   ------------    ------------
Cash flows from operating activities:
Net income....................................  $   102,052       $  97,376        $  14,136      $(111,512)    $   102,052
Extraordinary loss, net of taxes..............          223           2,673                -              -           2,896
Adjustments to reconcile net income to net
 cash provided by (used in)
 operating activities:
  Depreciation and amortization...............       30,447          99,234            4,615              -         134,296
  Provision for doubtful accounts.............       14,333         117,927          102,434              -         234,694
  Provisions for restructuring and other
   special charges............................        2,594          (4,134)           3,640              -           2,100
  Other, net..................................      (96,318)        140,905           15,850          3,273          63,710
  Changes in operating assets and liabilities.       73,941        (168,296)        (184,177)       108,239        (170,293)
                                                -----------       ---------        ---------      ---------     -----------
Net cash provided by (used in) operating            127,272         285,685          (43,502)             -         369,455
   activities.................................
Net cash provided by (used in) investing             89,886         (66,325)          (4,948)       (66,628)        (48,015)
   activities.................................
Net cash provided by (used in) financing           (217,158)        (74,361)          47,644         66,628        (177,247)
   activities.................................  -----------       ---------        ---------      ---------     -----------
Net change in cash and cash equivalents.......            -         144,999             (806)             -         144,193
Cash and cash equivalents, beginning of year..            -          18,864            8,420              -          27,284
                                                -----------       ---------        ---------      ---------     -----------
Cash and cash equivalents, end of year........  $         -       $ 163,863        $   7,614      $       -     $   171,477
                                                ===========       =========        =========      =========     ===========



Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 1999


                                                                                    Non-
                                                                 Subsidiary      Guarantor
                                                   Parent        Guarantors     Subsidiaries   Eliminations    Consolidated
                                                   ------        ----------     ------------   ------------    ------------
Cash flows from operating activities:
Net income (loss).............................  $    (3,413)      $   7,784        $  (5,506)     $  (2,278)    $    (3,413)
Extraordinary loss, net of taxes..............        2,139               -                -              -           2,139
Adjustments to reconcile net income (loss) to
net cash provided by operating activities:
  Depreciation and amortization...............       32,083          55,020            3,732              -          90,835
  Provision for doubtful accounts ............       36,121         101,762            4,450              -         142,333
  Provisions for restructuring and other
   special charges............................       62,496           8,137            2,752              -          73,385
  Other, net..................................      (15,039)         (8,954)           3,737          2,278         (17,978)
  Changes in operating assets and liabilities.      (53,317)         11,821            3,730              -         (37,766)
                                                -----------       ---------        ---------      ---------     -----------
Net cash provided by operating activities.....       61,070         175,570           12,895              -         249,535
Net cash used in investing activities........    (1,068,476)        (30,099)          (9,415)             -      (1,107,990)
Net cash provided by (used in) financing            816,800        (134,813)             844              -         682,831
   activities.................................  -----------       ---------        ---------      ---------     -----------
Net change in cash and cash equivalents.......     (190,606)         10,658            4,324              -        (175,624)
Cash and cash equivalents, beginning of year..      190,606           8,206            4,096              -         202,908
                                                -----------       ---------        ---------      ---------     -----------
Cash and cash equivalents, end of year........  $         -       $  18,864        $   8,420      $       -     $    27,284
                                                ===========       =========        =========      =========     ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      (in thousands, except per share data)
                     Quarterly Operating Results (unaudited)


                                                    First          Second            Third         Fourth           Total
                                                   Quarter         Quarter          Quarter        Quarter          Year
                                                   -------         -------          -------        -------          ----
2001
Net revenues..................................     $882,553        $931,589         $903,189       $910,440      $3,627,771
Gross profit..................................      353,488         382,198          367,625        372,866       1,476,177
Income before taxes and extraordinary loss....       65,472          85,711 (a)       89,886         91,535         332,604
Extraordinary loss............................            -         (21,609)(b)            -              -         (21,609)
Net income....................................       35,748          25,495           50,122         50,938         162,303

Basic net income per common share:
Income before extraordinary loss..............         0.39            0.51             0.54           0.54            1.98
Net income....................................         0.39            0.28             0.54           0.54            1.74

Diluted net income per common share:
Income before extraordinary loss..............         0.37            0.48             0.51           0.52            1.88
Net income....................................         0.37            0.26             0.51           0.52            1.66



                                                    First          Second            Third         Fourth           Total
                                                   Quarter         Quarter          Quarter        Quarter          Year
                                                   -------         -------          -------        -------          ----
2000
Net revenues..................................     $857,479        $877,113         $850,236       $836,334      $3,421,162
Gross profit..................................      328,442         356,676          345,494        334,313       1,364,925
Income before taxes and extraordinary loss....       35,196          58,213 (c)       54,019         53,553         200,981
Extraordinary loss............................            -               -                -         (2,896)(d)      (2,896)
Net income....................................       17,809          30,168           28,712         25,363         102,052

Basic net income per common share:
Income before extraordinary loss..............         0.20            0.34             0.32           0.31            1.17
Net income....................................         0.20            0.34             0.32           0.28            1.14

Diluted net income per common share:
Income before extraordinary loss..............         0.19            0.32             0.30           0.29            1.11
Net income....................................         0.19            0.32             0.30           0.26            1.08


(a) During the second quarter of 2001, the Company recorded a special charge of $6.0 million (see Note 7).

(b) During the second quarter of 2001, the Company refinanced a substantial portion of its long-term debt. The extraordinary loss of $36 million ($22 million, net of taxes) represented the write-off of deferred financing costs of $23 million, associated with the Company's debt which was refinanced, and $12.8 million of payments related primarily to the tender premium incurred in connection with the Company's cash tender offer of the Subordinated Notes (see Note 8).

(c) During the second quarter of 2000, the Company recorded a net special charge of $2.1 million (see Note 7).

(d) During the fourth quarter of 2000, the Company recorded an extraordinary loss of $4.8 million ($2.9 million, net of taxes) representing the write-off of deferred financing costs resulting from the prepayment of $155 million of term loans under the Company's senior secured credit facility. (see Note 8).

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                  SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
                                 (in thousands)


                                                  Balance at       Provision for       Net Deductions        Balance at
                                                    1-1-01       Doubtful Accounts       and Other            12-31-01
                                                    ------       -----------------       ---------            --------
Year ended December 31, 2001
   Doubtful accounts and allowances............    $204,358           $218,271            $206,426            $216,203



                                                  Balance at       Provision for       Net Deductions        Balance at
                                                    1-1-00       Doubtful Accounts       and Other            12-31-00
                                                    ------       -----------------       ---------            --------
Year ended December 31, 2000
   Doubtful accounts and allowances............    $121,550           $234,694            $151,886            $204,358



                                                  Balance at       Provision for       Net Deductions        Balance at
                                                    1-1-99       Doubtful Accounts       and Other            12-31-99
                                                    ------       -----------------       ---------            --------
Year ended December 31, 1999
   Doubtful accounts and allowances............    $ 70,701           $142,333            $ 91,484            $121,550

                            STATEMENT OF DIFFERENCES
                            ------------------------

 The trademark symbol shall be expressed as............................. 'TM'
 The registered trademark symbol shall be expressed as.................. 'r'