Form 10-Q
period 2002-03-31
QUEST DIAGNOSTICS INC
filed 2002-05-13
CIK 1022079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2002
                         Commission file number 1-12215

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
Yes     X        No
    ---------       --------

As of April 30, 2002, there were outstanding 97,005,940 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Index to consolidated financial statements filed as part of this report:

                                                                                        Page
       Consolidated Statements of Operations for the
       Three Months Ended March 31, 2002 and 2001                                        2

       Consolidated Balance Sheets as of
       March 31, 2002 and December 31, 2001                                              3

       Consolidated Statements of Cash Flows for the
       Three Months Ended March 31, 2002 and 2001                                        4

       Notes to Consolidated Financial Statements                                        5


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                           17

Item 3. Quantitative and Qualitative Disclosures About Market Risk

       See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations"


                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                      (in thousands, except per share data)
                                   (unaudited)


                                                                              2002               2001
                                                                              ----               ----
Net revenues..............................................................  $946,762           $882,553
                                                                            --------           --------
Costs and expenses:
   Cost of services.......................................................   557,738            529,065
   Selling, general and administrative....................................   258,403            252,802
   Interest, net..........................................................    12,675             22,700
   Amortization of goodwill and other intangible assets...................     2,155             11,100
   Minority share of income...............................................     3,882              1,116
   Other, net.............................................................      (614)               298
                                                                            --------           --------
     Total................................................................   834,239            817,081
                                                                            --------           --------
Income before taxes.......................................................   112,523             65,472
Income tax expense .......................................................    45,834             29,724
                                                                            --------           --------
Net income ...............................................................  $ 66,689           $ 35,748
                                                                            ========           ========
Basic net income per common share.........................................  $   0.70           $   0.39

Diluted net income per common share.......................................  $   0.67           $   0.37

Weighted average common shares
   outstanding - basic....................................................    95,422             91,889

Weighted average common shares
   outstanding - diluted..................................................    99,307             96,619


2001 Results Adjusted for the Adoption of SFAS 142
Adjusted net income.......................................................                     $ 44,395
Adjusted basic net income per common share................................                         0.48
Adjusted diluted net income per common share..............................                         0.46


The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                  March 31,            December 31,
                                                                                    2002                   2001
                                                                                  ---------            ------------
Assets
Current assets:
   Cash and cash equivalents...............................................     $  149,427             $  122,332
   Accounts receivable, net of allowance of $224,147 and  $216,203 at
     March 31, 2002 and December 31, 2001, respectively....................        548,400                508,340
   Inventories.............................................................         51,533                 49,906
   Deferred taxes on income................................................        152,981                157,649
   Prepaid expenses and other current assets...............................         47,526                 38,287
                                                                                ----------             ----------
     Total current assets..................................................        949,867                876,514
Property, plant and equipment, net.........................................        519,944                508,619
Goodwill, net..............................................................      1,352,398              1,351,123
Intangible assets, net.....................................................         26,164                 28,020
Deferred taxes on income...................................................         52,473                 52,678
Other assets...............................................................        104,870                113,601
                                                                                ----------             ----------
Total assets...............................................................     $3,005,716             $2,930,555
                                                                                ==========             ==========
Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses...................................     $  622,282             $  657,219
   Short-term borrowings and current portion of long-term debt.............          1,405                  1,404
                                                                                ----------             ----------
     Total current liabilities.............................................        623,687                658,623
Long-term debt.............................................................        820,190                820,337
Other liabilities..........................................................        116,241                115,608
Commitments and contingencies
Common stockholders' equity:
     Common stock, par value $0.01 per share; 300,000 shares authorized;
     96,729 and 96,024 shares issued at March 31, 2002 and December 31,
     2001, respectively....................................................            967                    960
   Additional paid-in capital..............................................      1,754,527              1,714,676
   Accumulated deficit ....................................................       (296,237)              (362,926)
   Unearned compensation...................................................        (10,724)               (13,253)
   Accumulated other comprehensive loss....................................         (2,935)                (3,470)
                                                                                ----------             ----------
     Total common stockholders' equity.....................................      1,445,598              1,335,987
                                                                                ----------             ----------
Total liabilities and stockholders' equity.................................     $3,005,716             $2,930,555
                                                                                ==========             ==========


The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                 (in thousands)
                                   (unaudited)

                                                                                        2002                2001
                                                                                        ----                ----
Cash flows from operating activities:
Net income...................................................................         $ 66,689            $ 35,748
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.............................................           30,310              34,265
   Provision for doubtful accounts...........................................           55,315              55,283
   Deferred income tax provision (benefit) ..................................            4,894              (2,743)
   Minority share of income..................................................            3,882               1,116
   Stock compensation expense................................................            2,457               6,933
   Other, net................................................................              394               2,370
   Changes in operating assets and liabilities:
     Accounts receivable.....................................................          (95,375)            (78,982)
     Accounts payable and accrued expenses...................................          (44,638)            (28,622)
     Integration, settlement and other special charges.......................           (4,626)            (14,215)
     Other assets and liabilities, net.......................................           33,552              29,578
                                                                                      --------            --------
Net cash provided by operating activities....................................           52,854              40,731
                                                                                      --------            --------
Cash flows from investing activities:
Business acquisition.........................................................           (1,275)            (47,216)
Capital expenditures.........................................................          (41,266)            (43,615)
Collection of note receivable ...............................................           10,660                   -
Proceeds from disposition of assets..........................................              127                 763
Increase in other assets.....................................................             (549)               (200)
                                                                                      --------            --------
Net cash used in investing activities........................................          (32,303)            (90,268)
                                                                                      --------            --------
Cash flows from financing activities:
Repayments of long-term debt.................................................             (283)             (2,601)
Distributions to minority partners...........................................           (2,977)             (1,161)
Exercise of stock options....................................................            9,879               3,101
Preferred stock dividends paid...............................................                -                (118)
Other........................................................................              (75)               (431)
                                                                                      --------            --------
Net cash provided by (used in) financing activities..........................            6,544              (1,210)
                                                                                      --------            --------

Net change in cash and cash equivalents......................................           27,095             (50,747)
Cash and cash equivalents, beginning of year.................................          122,332             171,477
                                                                                      --------            --------
Cash and cash equivalents, end of period.....................................         $149,427            $120,730
                                                                                      ========            ========

Cash paid during the period for:
Interest.....................................................................         $ 22,284            $ 19,978
Income taxes.................................................................            1,230               1,309

The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

1.       BASIS OF PRESENTATION

         Background

         Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") is the largest clinical laboratory testing business in the United States. As the nation's leading provider of diagnostic testing and related services for the healthcare industry, Quest Diagnostics offers a broad range of clinical laboratory testing services to physicians, hospitals, managed care organizations, employers, governmental institutions and other independent clinical laboratories. Quest Diagnostics has the leading market share in clinical laboratory testing and esoteric testing, including molecular diagnostics, as well as non-hospital based anatomic pathology services and testing for drugs of abuse. Through the Company's national network of laboratories and patient service centers, and its esoteric testing laboratory and development facility, Quest Diagnostics offers comprehensive and innovative diagnostic testing, information and related services used by physicians and other healthcare customers to diagnose, treat and monitor diseases and other medical conditions. Quest Diagnostics offers clinical testing and services to support clinical trials of new pharmaceuticals worldwide, including collecting and analyzing laboratory, pharmaceutical and other data to develop information products to help pharmaceutical companies with their marketing and disease management efforts, as well as to help healthcare customers better manage the health of their patients.

         Quest Diagnostics currently processes over 105 million requisitions each year through its extensive network of laboratories and patient service centers in virtually every major metropolitan area throughout the United States.

         Basis of Presentation

         The interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit and are subject to year-end adjustments. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K.

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

         Basic net income per common share is calculated by dividing net income, less preferred stock dividends (approximately $30 thousand per quarter in 2001) by the weighted average number of common shares outstanding. Diluted net income per common share is calculated by dividing net income, less preferred stock dividends, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. The if-converted method is used in determining the dilutive effect of the Company's 1 3/4% contingent convertible debentures in periods when the holders of such securities are permitted to exercise their conversion rights. Potentially dilutive common shares include outstanding stock options and restricted common shares granted under the Company's Employees Equity Participation Program. These dilutive securities increased the weighted average number of common shares outstanding by 3.9 million shares and 4.7 million shares, respectively, for the three months ended March 31, 2002 and 2001. During the fourth quarter of 2001, the Company redeemed all of its then issued and outstanding shares of preferred stock.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

         New Accounting Standard

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supercedes SFAS No. 121. SFAS 144 further refines SFAS 121's requirement that companies recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. SFAS 144 also extends the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company). The Company's adoption of SFAS 144 did not result in any impairment loss being recorded.

2.       ACCOUNTING FOR GOODWILL AND OTHER INTANGIBLE ASSETS

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which broadens the criteria for recording intangible assets separate from goodwill. SFAS 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The Company adopted SFAS 142 effective January 1, 2002. The provisions of SFAS 142 require that a transitional impairment test be performed as of the beginning of the year the statement is adopted. The provisions of SFAS 142 also require that a goodwill impairment test be performed annually or in the case of other events that indicate a potential impairment. The new criteria for recording intangible assets separate from goodwill did not require the Company to reclassify any of its intangible assets. The Company's transitional impairment test indicated that there was no impairment of goodwill upon adoption of SFAS 142. The annual impairment test of goodwill will be performed at the end of the Company's fiscal year on December 31st.

         Effective January 1, 2002, we evaluate the recoverability and measure the possible impairment of our goodwill under SFAS 142. The impairment test is a two step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our Company as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for the Company to the book value of our consolidated net assets. If the book value of our consolidated net assets is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit's goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess.

         On a quarterly basis, we perform a review of our business to determine if events or changes in circumstances have occurred which could have a material adverse effect on the fair value of the Company and its goodwill. If such events or changes in circumstances were deemed to have occurred, we would consult with one or more valuation specialists in estimating the impact on our estimate of fair value. Management believes the estimation methods are reasonable and reflective of common valuation practices.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


         The following table presents net income and basic and diluted earnings per common share adjusted to reflect results as if the nonamortization provisions of SFAS 142 had been in effect for the periods presented:


                                                               For the three months ended
                                                                       March 31,
                                                               --------------------------
                                                                    2002       2001
                                                                  -------    -------
Net income
Reported net income ......................................        $66,689    $35,748
Add back: Amortization of goodwill, net of taxes .........              -      8,647
                                                                  -------    -------
Adjusted net income ......................................        $66,689    $44,395
                                                                  =======    =======

Basic net income per common share
Reported net income ......................................        $  0.70    $  0.39
Amortization of goodwill .................................              -       0.09
                                                                  -------    -------
Adjusted net income ......................................        $  0.70    $  0.48
                                                                  =======    =======

Diluted net income per common share
Reported net income ......................................        $  0.67    $  0.37
Amortization of goodwill .................................              -       0.09
                                                                  -------    -------
Adjusted net income ......................................        $  0.67    $  0.46
                                                                  =======    =======


         Other intangible assets consist of the following:


                                     March 31, 2002                        December 31, 2001
                          -----------------------------------      -----------------------------------
                                      Accumulated                             Accumulated
                            Cost      Amortization      Net          Cost     Amortization       Net
                          -------      --------       -------      -------      --------       -------
Non-compete
  agreements ........     $43,943      $(28,016)      $15,927      $43,943      $(26,566)      $17,377
Customer lists.......      41,301       (32,290)        9,011       41,331       (31,787)        9,544
Other ...............       3,267        (2,041)        1,226        3,067        (1,968)        1,099
                          -------      --------       -------      -------      --------       -------
   Total ............     $88,511      $(62,347)      $26,164      $88,341      $(60,321)      $28,020
                          =======      ========       =======      =======      ========       =======

         For the three months ended March 31, 2002 and 2001, amortization expense related to other intangible assets was $2,155 and $1,863, respectively.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


         The estimated amortization expense related to other intangible assets for each of the five succeeding fiscal years as of March 31, 2002 is as follows:


                    Fiscal year ending
                       December 31,
                --------------------------
                  Remainder of 2002 ................   $ 5,662
                  2003 .............................     7,355
                  2004 .............................     5,830
                  2005 .............................     2,503
                  2006 .............................     1,389
                  2007 .............................       639
                  Thereafter .......................     2,786
                                                       -------
                    Total ..........................   $26,164
                                                       =======

3.       COMMITMENTS AND CONTINGENCIES

         The Company has entered into several settlement agreements with various governmental and private payers during recent years relating to industry-wide billing and marketing practices that had been substantially discontinued by early 1993. In addition, the Company is aware of several pending lawsuits filed under the qui tam provisions of the civil False Claims Act and has received notices of private claims relating to billing issues similar to those that were the subject of prior settlements with various governmental payers. Some of the proceedings against the Company involve claims that are substantial in amount. Some of the cases involve the operations of SmithKline Beecham Clinical Laboratories, Inc. ("SBCL") prior to the closing of the SBCL acquisition.

          SmithKline Beecham plc ("SmithKline Beecham") has agreed to indemnify Quest Diagnostics, on an after-tax basis, against monetary payments for governmental claims or investigations relating to the billing practices of SBCL that had been settled before or were pending as of the closing date of the SBCL acquisition. SmithKline Beecham has also agreed to indemnify
Quest Diagnostics, on an after-tax basis, against monetary payments to private payers, relating to or arising out of the governmental claims. The indemnification with respect to governmental claims is for 100% of those claims. SmithKline Beecham will indemnify Quest Diagnostics, in respect of private claims for: 100% of those claims, up to an aggregate amount of $80 million; 50% of those claims to the extent the aggregate amount exceeds $80 million but is less than $130 million; and 100% of such claims to the extent the aggregate amount exceeds $130 million. The indemnification also covers 80% of out-of-pocket costs and expenses relating to investigations of the claims indemnified against by SmithKline Beecham. SmithKline Beecham has also agreed to indemnify the Company with respect to pending actions relating to a former SBCL employee that at times reused certain needles when drawing blood from patients. In addition, SmithKline Beecham has agreed to indemnify the Company against all monetary payments relating to professional liability claims of SBCL for services provided prior to the closing of the SBCL acquisition. Amounts due from SmithKline Beecham at March 31, 2002, related principally to indemnified professional liability claims discussed above, totaled approximately $16 million and represented management's best estimate of the amounts which are probable of being received from SmithKline Beecham to satisfy the indemnified claims on an after-tax basis. The estimated reserves and related amounts due from SmithKline Beecham are subject to change as additional information regarding the outstanding claims is gathered and evaluated.

         At March 31, 2002 recorded reserves, relating primarily to billing claims, including those indemnified by SmithKline Beecham, approximated $13 million. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


         In addition to the billing-related settlement reserves discussed above, the Company is involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against the Company involve claims that are substantial in amount. Some of these claims involve contracts of SBCL that were terminated following the Company's acquisition of SBCL. Although management cannot predict the outcome of such proceedings or any claims made against the Company, management does not anticipate that the ultimate outcome of the various proceedings or claims will have a material adverse effect on the Company's financial position but, may be material to the Company's results of operations and cash flows in the period in which such claims are resolved.

4.       COMMON STOCKHOLDERS' EQUITY

         Changes in common stockholders' equity for the three months ended March 31, 2002 were as follows:

                                                                                         Accumulated
                                                  Additional                                Other           Compre-
                                          Common    Paid-In     Accumulated   Unearned   Comprehensive      hensive
                                          Stock     Capital       Deficit   Compensation     Loss           Income
                                          -------------------------------------------------------------------------
Balance,
   December 31, 2001 ..................   $960    $1,714,676    $(362,926)    $(13,253)   $(3,470)
Net income ............................                            66,689                                   $66,689
Other comprehensive income ............                                                       535               535
                                                                                                            -------
  Comprehensive income ................                                                                     $67,224
                                                                                                            =======
Issuance of common stock under
  benefit plans (165 common shares) ...      2        10,751
Exercise of options (540 common
  shares) .............................      5         9,874
Tax benefits associated with
  stock-based compensation plans ......               19,226
Amortization of unearned
  compensation ........................                                          2,529
-------------------------------------------------------------------------------------------------
Balance,
   March 31, 2002                         $967    $1,754,527    $(296,237)    $(10,724)   $(2,935)
                                          =======================================================

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


         Changes in common stockholders' equity for the three months ended March 31, 2001 were as follows:

                                                                                         Accumulated        Compre-
                                                  Additional                                Other           hensive
                                          Common    Paid-In     Accumulated   Unearned   Comprehensive      Income
                                          Stock     Capital       Deficit   Compensation     Loss            (Loss)
                                          -------------------------------------------------------------------------
Balance,
   December 31, 2000 ..................   $465    $1,591,976    $(525,111)    $(31,077)   $(5,458)
Net income ............................                            35,748                                   $35,748
  Cumulative effect of change in
    accounting for derivative financial
    instruments, net of $0.6 million
    tax benefit .......................                                                      (955)             (955)
  Increase in unrealized losses
    on derivative financial
    instruments, net of $1.7
    million tax benefit ...............                                                    (2,516)           (2,516)
  Other comprehensive loss ............                                                      (805)             (805)
                                                                                                            -------
Comprehensive income ..................                                                                     $31,472
                                                                                                            =======
Preferred dividends declared ..........                               (29)
Issuance of common stock under
  benefit plans (165 common shares) ...      2        21,488                    (4,099)
Exercise of options (171 common
  shares) .............................      2         3,099
Shares to cover employee
  payroll tax withholdings on
  exercised stock options (2
  common shares) ......................                 (190)
Tax benefits associated with
  stock-based compensation plans ......                9,743
Amortization of unearned
  compensation ........................                                          6,933
-------------------------------------------------------------------------------------------------
Balance,
   March 31, 2001                         $469    $1,626,116    $(489,392)    $(28,243)   $(9,734)
                                          =======================================================

         During the three months ended March 31, 2001, two thousand common shares were surrendered to cover employee payroll tax withholdings related to the exercise of stock options. For reporting purposes, these shares were accounted for as treasury purchases which were immediately retired.

         For the three months ended March 31, 2001, other comprehensive loss included the cumulative effect of the change in accounting for derivative financial instruments upon adoption of SFAS 133, as amended, (January 1, 2001 for the Company) which increased comprehensive loss by approximately $1 million.

         Prior to the Company's debt refinancing in June 2001, the Company's then existing credit agreement required the Company to maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with a portion of its variable interest rate indebtedness. These interest rate swap agreements were considered a hedge against changes in the amount of future cash flows associated with the interest payments of the Company's variable rate debt obligations. Accordingly, the interest rate swap agreements were recorded at their estimated fair value on the consolidated balance sheet and the related gains or losses on these contracts were deferred in shareholders' equity as a component of comprehensive income. In conjunction with the debt refinancing in June 2001, the interest rate swap agreements were

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


terminated and the losses included in shareholders' equity as a component of comprehensive income were reflected in the consolidated statement of operations.

5.       SUBSEQUENT EVENTS

         Acquisition of American Medical Laboratories, Incorporated

         On April 1, 2002, the Company completed its previously announced acquisition of all of the outstanding voting stock of American Medical Laboratories, Incorporated, ("AML") and an affiliated company of AML, LabPortal, Inc. ("LabPortal"), a provider of electronic connectivity products, in an all-cash transaction with a combined value of approximately $500 million, which included the assumption of approximately $160 million in debt.

         Through the acquisition of AML, Quest Diagnostics acquired all of AML's operations, including two full-service laboratories, 51 patient service centers, and hospital sales, service and logistics capabilities. The all-cash purchase price of approximately $335 million and related transaction costs, together with the repayment of approximately $150 million of principal and related accrued interest representing substantially all of the acquired debt was financed by Quest Diagnostics with cash on-hand and $300 million of borrowings under its existing secured receivables credit facility and $175 million of borrowings under its existing unsecured revolving credit facility. The acquisition of AML will be accounted for under the purchase method of accounting.

         On May 2, 2002, Quest Diagnostics repaid $100 million of the $175 million borrowed under the Company's unsecured revolving credit facility.

         The following table summarizes the Company's preliminary purchase price allocation related to the acquisition of AML based on the estimated fair value of the assets acquired and liabilities assumed on the acquisition date:


                                                                            Estimated
                                                                           Fair Values
                                                                              as of
                                                                          April 1, 2002
                                                                          -------------
         Current assets ..............................................      $ 83,517
         Property, plant and equipment ...............................        34,450
         Goodwill ....................................................       417,302
         Other assets ................................................         2,554
                                                                            --------
           Total assets acquired .....................................       537,823
                                                                            --------
         Current portion of long-term debt............................        11,834
         Other current liabilities ...................................        40,369
         Long-term debt ..............................................       139,465
         Other liabilities............................................         6,105
                                                                            --------
           Total liabilities assumed .................................       197,773
                                                                            --------
           Net assets acquired .......................................      $340,050
                                                                            ========


         Based on management's review of the net assets acquired and consultations with valuation specialists, no intangible assets meeting the criteria under SFAS 141, "Business Combinations", were identified. Of the $417 million allocated to goodwill, approximately $18 million is expected to be deductible for tax purposes.

         The all-cash purchase price for LabPortal of approximately $4 million and related transaction costs, together with the repayment of all of LabPortal's outstanding debt of approximately $7 million and related accrued interest was financed by Quest Diagnostics with cash on-hand. The acquisition of LabPortal will be accounted for under the purchase method of accounting.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


         Acquisition of Unilab Corporation

         On April 2, 2002, the Company entered into a definitive agreement with Unilab Corporation ("Unilab") under which Quest Diagnostics will acquire all of the outstanding shares of Unilab common stock and assume Unilab's existing debt of approximately $200 million. In exchange for their Unilab shares, Unilab stockholders may elect to receive $26.50 in cash, 0.3256 shares of Quest Diagnostics common stock or a combination of cash and stock. The aggregate amount of cash available to Unilab stockholders will be limited to 30% of the total consideration available for the Unilab shares. Unilab has approximately
37.4 million shares of common stock outstanding on a fully diluted basis. If Unilab stockholders elect to receive 30% of the consideration in cash and if all options are exercised, Quest Diagnostics would issue approximately 8.5 million shares and pay $297 million in cash to the stockholders of Unilab.
The transaction, which has been approved by the Boards of Directors of both companies, is subject to the satisfaction of customary conditions, including the tender of a majority of Unilab's common stock on a fully diluted basis, and regulatory review. The Company expects that the transaction will close late in the second quarter of 2002. As part of the acquisition, Quest Diagnostics will acquire all of Unilab's operations, including its primary testing facilities in Los Angeles, San Jose and Sacramento, California, its more than 400 regional service and testing facilities located throughout California and its operations in Arizona. The Company expects to finance the cash portion of the purchase price and any retirements of Unilab's existing debt with the proceeds from a new $550 million one-year bridge loan facility, which the Company expects to refinance shortly after the closing of the Unilab acquisition. The Company has received a commitment for the bridge loan facility. Since the transaction has yet to close, a preliminary purchase price allocation is not practical at this time.

6.       SUMMARIZED FINANCIAL INFORMATION

          The Company's 6 3/4% senior notes due 2006, 7 1/2% senior notes due 2011 and 1 3/4% contingent convertible debentures due 2021 are guaranteed by the Company's wholly owned subsidiaries that operate clinical laboratories in the United States (the "Subsidiary Guarantors"). With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign and less than wholly owned subsidiaries.

         In conjunction with the Company's secured receivables credit facility, the Company formed a new wholly-owned non-guarantor subsidiary, Quest Diagnostics Receivables Incorporated ("QDRI"). The Company and the Subsidiary Guarantors transferred all private domestic receivables (principally excluding receivables due from Medicare, Medicaid and other federal programs and receivables due from customers of its joint ventures) to QDRI. QDRI utilized the transferred receivables to collateralize the secured receivables credit facility. The Company and the Subsidiary Guarantors provide collection services to QDRI. QDRI uses cash collections principally to purchase new receivables from the Company and the Subsidiary Guarantors.

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

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2002


                                                                Subsidiary   Non-Guarantor
                                                  Parent        Guarantors   Subsidiaries    Eliminations   Consolidated
                                                  ------        ----------   ------------    ------------   ------------

Net revenues ........................            $168,208       $730,552       $120,939       $(72,937)      $946,762

Costs and expenses:
  Cost of services ..................             119,948        405,068         32,722             --        557,738
  Selling, general and administrative              41,278        153,764         67,120         (3,759)       258,403
  Interest, net .....................              18,178         60,943          2,732        (69,178)        12,675
  Amortization of intangibles .......                 590          1,565             --             --          2,155
  Royalty (income) expense ..........             (61,521)        61,521             --             --             --
  Other, net ........................               2,994            (18)           292             --          3,268
                                                 --------       --------       --------       --------       --------
   Total ............................             121,467        682,843        102,866        (72,937)       834,239
                                                 --------       --------       --------       --------       --------
Income before taxes .................              46,741         47,709         18,073             --        112,523
Income tax expense ..................              23,270         15,391          7,173             --         45,834
Equity earnings from subsidiaries ...              43,218             --             --        (43,218)            --
                                                 --------       --------       --------       --------       --------
Net income ..........................            $ 66,689       $ 32,318       $ 10,900       $(43,218)      $ 66,689
                                                 ========       ========       ========       ========       ========



Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2001

                                                                Subsidiary   Non-Guarantor
                                                  Parent        Guarantors   Subsidiaries    Eliminations   Consolidated
                                                  ------        ----------   ------------    ------------   ------------

Net revenues ........................            $146,089       $700,864        $93,072       $(57,472)      $882,553

Costs and expenses:
  Cost of services ..................              97,526        407,916         23,623             --        529,065
  Selling, general and administrative              41,652        152,668         62,074         (3,592)       252,802
  Interest, net .....................              14,386         54,791          7,403        (53,880)        22,700
  Amortization of intangibles .......                 791         10,168            141             --         11,100
  Royalty (income) expense ..........             (59,983)        59,983             --             --             --
  Other, net ........................                (974)          (882)         3,270             --          1,414
                                                 --------       --------        -------       --------       --------
   Total ............................              93,398        684,644         96,511        (57,472)       817,081
                                                 --------       --------        -------       --------       --------
Income (loss) before taxes ..........              52,691         16,220         (3,439)            --         65,472
Income tax expense (benefit) ........              25,100          5,858         (1,234)            --         29,724
Equity earnings from subsidiaries ...               8,157             --             --         (8,157)            --
                                                 --------       --------        -------       --------       --------
Net income (loss) ...................            $ 35,748       $ 10,362        $(2,205)      $ (8,157)      $ 35,748
                                                 ========       ========        =======       ========       ========


                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


Condensed Consolidating Balance Sheet
March 31, 2002


                                                               Subsidiary      Non-Guarantor
                                                 Parent        Guarantors      Subsidiaries     Eliminations     Consolidated
                                                 ------        ----------      ------------     ------------     ------------
Assets
Current assets:
Cash and cash equivalents .........            $       --      $  141,911      $     7,516      $        --       $  149,427
Accounts receivable, net ..........                 3,915          61,072          483,413               --          548,400
Other current assets ..............                92,872          46,637          112,531               --          252,040
                                               ----------      ----------      -----------      -----------       ----------
   Total current assets ...........                96,787         249,620          603,460               --          949,867
Property, plant and equipment, net                166,644         331,331           21,969               --          519,944
Intangible assets, net ............               154,073       1,188,186           36,303               --        1,378,562
Intercompany receivable (payable) .               532,720          19,554         (552,274)              --               --
Investment in subsidiaries ........             1,144,658              --               --       (1,144,658)              --
Other assets ......................                70,642          48,877           37,824             --            157,343
                                               ----------      ----------      -----------      -----------       ----------
   Total assets ...................            $2,165,524      $1,837,568      $   147,282      $(1,144,658)      $3,005,716
                                               ==========      ==========      ===========      ===========       ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses          $  365,792      $  224,024      $    32,466      $        --       $  622,282
Short-term borrowings and current
  portion of long-term debt .......                    21           1,041              343               --            1,405
                                               ----------      ----------      -----------      -----------       ----------
   Total current liabilities ......               365,813         225,065           32,809               --          623,687
Long-term debt ....................               310,735         502,327            7,128               --          820,190
Other liabilities .................                43,378          57,716           15,147               --          116,241
Common stockholders' equity .......             1,445,598       1,052,460           92,198       (1,144,658)       1,445,598
                                               ----------      ----------      -----------      -----------       ----------
   Total liabilities and stockholders'
     equity .......................            $2,165,524      $1,837,568      $   147,282      $(1,144,658)      $3,005,716
                                               ==========      ==========      ===========      ===========       ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Balance Sheet
December 31, 2001


                                                                Subsidiary     Non-Guarantor
                                                  Parent        Guarantors     Subsidiaries    Eliminations     Consolidated
                                                  ------        ----------     ------------    ------------     ------------

Assets
Current assets:
Cash and cash equivalents ...............       $       --      $  110,571        $  11,761      $        --       $  122,332
Accounts receivable, net ................            9,083          52,232          447,025               --          508,340
Other current assets ....................           93,144          52,755           99,943               --          245,842
                                                ----------      ----------        ---------      -----------       ----------
   Total current assets .................          102,227         215,558          558,729               --          876,514
Property, plant and equipment, net .....           170,494         320,244           17,881               --          508,619
Intangible assets, net ..................          154,809       1,188,031           36,303               --        1,379,143
Intercompany receivable (payable) . ....           425,735          92,378         (518,113)              --               --
Investment in subsidiaries ..............        1,096,647              --               --       (1,096,647)              --
Other assets ............................           75,633          54,998           35,648               --          166,279
                                                ----------      ----------        ---------      -----------       ----------
   Total assets .........................       $2,025,545      $1,871,209        $ 130,448      $(1,096,647)      $2,930,555
                                                ==========      ==========        =========      ===========       ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses ..        $  334,666      $  290,039        $  32,514      $        --       $  657,219
Short-term borrowings and current portion of
  long-term debt ........................               21           1,040              343               --            1,404
                                                ----------      ----------        ---------      -----------       ----------
   Total current liabilities ............          334,687         291,079           32,857               --          658,623
Long-term debt ..........................          310,690         502,519            7,128               --          820,337
Other liabilities .......................           44,181          57,469           13,958               --          115,608
Common stockholders' equity .............        1,335,987       1,020,142           76,505       (1,096,647)       1,335,987
                                                ----------      ----------        ---------      -----------       ----------
   Total liabilities and stockholders'
    equity .............................        $2,025,545      $1,871,209        $ 130,448      $(1,096,647)      $2,930,555
                                                ==========      ==========        =========      ===========       ==========


                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2002


                                                                    Subsidiary     Non-Guarantor
                                                      Parent        Guarantors     Subsidiaries    Eliminations   Consolidated
                                                      ------        ----------     ------------    ------------   ------------

Cash flows from operating activities:
Net income .....................................      $66,689         $32,318        $10,900         $(43,218)     $66,689
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
  Depreciation and amortization ................        11,351         17,600           1,359              --       30,310
  Provision for doubtful accounts ..............         1,729          4,243          49,343              --       55,315
  Other, net ...................................       (45,134)         8,354           5,189          43,218       11,627
  Changes in operating assets and liabilities...       (32,729)          (609)        (77,749)             --     (111,087)
                                                     ---------       --------       ---------       ---------    ---------
Net cash provided by (used in) operating
  activities ...................................         1,906         61,906         (10,958)             --       52,854
Net cash used in investing activities...........       (11,620)       (30,374)           (533)         10,224      (32,303)
Net cash provided by (used in) financing
  activities ...................................         9,714           (192)          7,246         (10,224)       6,544
                                                     ---------       --------       ---------       ---------    ---------
Net change in cash and cash equivalents.........            --         31,340          (4,245)             --       27,095
Cash and cash equivalents, beginning of year....            --        110,571          11,761              --      122,332
                                                     ---------       --------       ---------       ---------    ---------
Cash and cash equivalents, end of period........      $     --       $141,911        $  7,516        $     --    $ 149,427
                                                     =========       ========       =========       =========    =========


Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2001


                                                                    Subsidiary     Non-Guarantor
                                                      Parent        Guarantors     Subsidiaries    Eliminations   Consolidated
                                                      ------        ----------     ------------    ------------   ------------

Cash flows from operating activities:
Net income (loss) ...............................       $ 35,748       $ 10,362       $ (2,205)       $(8,157)      $ 35,748
Adjustments to reconcile net income (loss) to
  net cash provided by (used in) operating
  activities:
  Depreciation and amortization .................          9,010         24,130          1,125             --         34,265
  Provision for doubtful accounts ........ .....            (114)         5,303         50,094             --         55,283
  Other, net ....................................        (27,084)        19,158          7,445          8,157          7,676
  Changes in operating assets and liabilities ...          4,983        (33,963)       (63,261)            --        (92,241)
                                                       ---------      ---------      ---------      ---------      ---------
Net cash provided by (used in) operating
  activities ....................................         22,543         24,990         (6,802)            --         40,731
Net cash used in investing activities .... ......        (17,671)       (69,479)          (484)        (2,634)       (90,268)
Net cash (used in) provided by financing
  activities ....................................         (4,872)        (7,746)         8,774          2,634         (1,210)
                                                       ---------      ---------      ---------      ---------      ---------
Net change in cash and cash equivalents .. ......             --        (52,235)         1,488             --        (50,747)
Cash and cash equivalents, beginning of year ....             --        163,863          7,614             --        171,477
                                                       ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period . ......       $     --       $111,628       $  9,102        $    --       $120,730
                                                       =========      =========      =========      =========      =========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straight-forward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about half of all our costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our 2001 Annual Report on Form 10-K, with the following accounting policy adopted effective January 1, 2002:

         Accounting for and recoverability of goodwill

         In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The provisions of SFAS 142 are summarized in Note 2 to the interim consolidated financial statements. The new criteria for recording intangible assets separate from goodwill did not require us to reclassify any of our intangible assets. Our transitional impairment test indicated that there was no impairment of goodwill upon adoption of SFAS 142. Our annual impairment test of goodwill will be performed at the end of our fiscal year on December 31st. Assuming the nonamortization provisions of SFAS 142 had been effective at the beginning of fiscal 2001, net income for the three months ended March 31, 2001 would have increased by $8.6 million, representing the reduction in goodwill amortization, net of taxes.

         Effective January 1, 2002, we evaluate the recoverability and measure the possible impairment of our goodwill under SFAS 142. The impairment test is a two step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our Company as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for the Company to the book value of our consolidated net assets. If the book value of our consolidated net assets is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess.

         On a quarterly basis, we perform a review of our business to determine if events or changes in circumstances have occurred which could have a material adverse effect on the fair value of the Company and its goodwill. If such events or changes in circumstances were deemed to have occurred, we would consult with one or more valuation specialists in estimating the impact on our estimate of fair value. We believe the estimation methods are reasonable and reflective of common valuation practices.

Integration of Acquired Businesses

         American Medical Laboratories, Incorporated & Unilab Corporation

         On April 1, 2002, we completed our previously announced acquisition of all of the outstanding voting stock of American Medical Laboratories, Incorporated, ("AML"). On April 2, 2002, we entered into a definitive agreement with Unilab Corporation ("Unilab") under which we will acquire all of the outstanding shares of Unilab common stock. We expect that the Unilab transaction will close late in the second quarter of 2002. See Note 5 to the interim consolidated financial statements for a full discussion of these transactions.

         We estimate that we will incur up to $20 million of costs to integrate Quest Diagnostics and AML and up to $20 million of additional costs to integrate Quest Diagnostics and Unilab. A significant portion of these costs is expected to require cash outlays and are expected to primarily relate to severance and other integration-related activities for 2002 and 2003, including the elimination of duplicate facilities and excess capacity, operational realignment and related workforce reductions. These estimates are preliminary and will be subject to revisions as integration plans are developed and finalized. To the extent that the costs relate to actions that impact the employees and operations of the acquired companies, such costs will be accounted for as a cost of the acquisitions. To the extent that the costs relate to actions that impact Quest Diagnostics' employees and operations, such costs will be accounted for as a charge to earnings in the periods that the integration plans are approved and communicated. We expect to finalize and record these costs during the second or third quarter of 2002.

Results of Operations

         Three Months Ended March 31, 2002 Compared with Three Months Ended March 31, 2001

         Net income for the three months ended March 31, 2002 increased to $66.7 million from $35.7 million for the three months ended March 31, 2001. As a result of the adoption of SFAS 142 as of January 1, 2002, net income increased $8.6 million, representing the reduction in goodwill amortization, net of taxes. The remaining $22.4 million increase in earnings was primarily attributable to revenue growth, driven by improvements in average revenue per requisition and clinical testing volume, the realization of the remaining benefits associated with the integration of SmithKline Beecham Clinical Laboratories, Inc. ("SBCL"), improved efficiencies generated from our Six Sigma and Standardization initiatives, and a reduction in net interest expense, partially offset by increases in employee compensation and supply costs and investments in our information technology strategy and strategic growth opportunities.

         Net Revenues

         Net revenues for the three months ended March 31, 2002 grew by 7.3%, compared to the prior year period, primarily due to a 6.7% increase in revenues in our core testing business. This increase was due to improvements in average revenue per requisition of 4.1% and an increase in requisition volume of 2.5%. The improvement in average revenue per requisition was primarily attributable to a shift in test mix to higher value testing and a shift in payer mix to fee-for-service reimbursement. Our drugs-of-abuse testing business reduced total Company volume growth by 1.4% in the first quarter of 2002, reflecting continued softness in hiring as well as an increasing acceptance of alternative drug screening methods.

         Operating Costs and Expenses

         Total operating costs for the three months ended March 31, 2002 increased approximately $34.3 million from the year earlier period, primarily due to increases in our clinical testing volume, employee compensation and supply costs, partially offset by a reduction in bad debt expense. While our cost structure has been favorably impacted by the synergies realized as a result of the SBCL integration and the improved efficiencies generated from our Six Sigma and Standardization initiatives, we continue to make investments to enhance our infrastructure to pursue our overall business strategy. These investments include those related to:

          o Skills training for all employees, which together with our competitive pay and benefits, helps to increase employee satisfaction and performance, which we believe will result in better service to our customers;

          o    Our information technology strategy; and

          o    Our strategic growth opportunities.

         Cost of services, which include the costs of obtaining, transporting and testing specimens, decreased during the first quarter of 2002 as a percentage of net revenues to 58.9% from 59.9% a year ago. This decrease was primarily attributable to the improvement in average revenue per requisition and efficiencies from our Six Sigma and Standardization efforts, partially offset by increases in employee compensation and supply costs.

         Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense, general management and administrative support, decreased during the first quarter of 2002 as a percentage of net revenues to 27.3% from 28.6% in the prior year period. This decrease was primarily due to improvements in average revenue per requisition and bad debt expense, as well as efficiencies generated from our Six Sigma and Standardization initiatives, partially offset by an increase in employee compensation costs. During the first quarter of 2002, bad debt expense was 5.8% of net revenues, compared to 6.3% of net revenues in the first quarter of 2001. The improvement in bad debt expense was principally attributable to the continued progress we have made in our overall collection experience through process improvements, primarily related to the collection of diagnosis, patient and insurance information necessary to effectively bill for services performed. Based on prior experience as well as the continued sharing of internal best practices in the billing functions, we believe that additional opportunities exist to improve our overall collection experience.

         Interest, Net

         Net interest expense for the first quarter of 2002 decreased from the prior year period by $10.0 million. The reduction was primarily due to an overall reduction in debt levels, the favorable impact of our debt refinancings in 2001 and lower interest rates, all of which have served to lower the weighted average borrowing rate on our outstanding debt.

         Amortization of Goodwill and Other Intangible Assets

         Amortization of goodwill and other intangible assets for the first quarter of 2002 decreased from the prior year period by $8.9 million, principally as the result of adopting SFAS 142, effective January 1, 2002. See "Critical Accounting Policies - Accounting for and recoverability of goodwill" for further details regarding the impact of SFAS 142.

         Minority Share of Income

         Minority share of income for the first quarter of 2002 increased from the prior year level, primarily due to the improved performance of our consolidated joint ventures.

         Other, Net

         Other, net for the first quarter of 2002 decreased from the prior year level, primarily due to an increase in equity earnings from our unconsolidated joint ventures.

          Income Taxes

         During 2001, our effective tax rate was significantly impacted by goodwill amortization, the majority of which was not deductible for tax purposes, and had the effect of increasing the overall tax rate. The reduction in the effective tax rate for the first quarter of 2002 was primarily due to the reduction in amortization of goodwill (as a result of adopting SFAS 142, effective January 1, 2002) the majority of which was not deductible for tax purposes.

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

         EBITDA for the first quarter of 2002 improved to $155.5 million, or 16.4% of net revenues, from $122.4 million, or 13.9% of net revenues, in the prior year period. The improvement in EBITDA is primarily due to revenue growth, driven by improvements in average revenue per requisition and clinical testing volume, the realization of the remaining benefits associated with the SBCL integration and improved efficiencies resulting from our Six Sigma and Standardization initiatives. These increases were offset in part by increases in employee compensation and supply costs and investments in our information technology strategy and strategic growth opportunities.

         Impact of Contingent Convertible Debentures on Earnings per Common
         Share

         On November 26, 2001, we completed our $250 million offering of 1 3/4% contingent convertible debentures due 2021 (the "Debentures"). Each one thousand dollar principal amount of Debentures is convertible into 11.429 shares of our common stock, which represents an initial conversion price of $87.50 per share. Holders may surrender the Debentures for conversion into shares of our common stock under any of the following circumstances: (i) if the sales price of our common stock is above 120% of the conversion price (or $105 per share) for specified periods; (ii) if we call the Debentures or (iii) if specified corporate transactions have occurred. See Note 12 to the Consolidated Financial Statements contained in our 2001 Annual Report on Form 10-K for a further discussion of the Debentures.

         The if-converted method is used in determining the dilutive effect of the Debentures in periods when the holders of such securities are permitted to exercise their conversion rights. As of and for the three months ended March 31, 2002, the holders of our Debentures did not have the ability to exercise their conversion rights. Had the requirements to allow the holders to exercise their conversion rights been met as of March 31, 2002, diluted net income per common share would have been reduced by approximately 2% during the first quarter of 2001.

Quantitative and Qualitative Disclosures About Market Risk

         We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. We do not believe that our foreign exchange exposure is material to our financial position or results of operations. See Note 2 to the Consolidated Financial Statements contained in our 2001 Annual Report on Form 10-K for additional discussion of our financial instruments and hedging activities.

         At March 31, 2002 and December 31, 2001, the fair value of our debt was estimated at approximately $868 million and $857 million, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2002 and December 31, 2001, the estimated fair value exceeded the carrying value of the debt by approximately $47 million and $35 million, respectively. An assumed 10% increase in interest rates (representing approximately 60 basis points) would potentially reduce the estimated fair value of our debt by approximately $24 million and $26 million at March 31, 2002 and December 31, 2001, respectively.

         At both March 31, 2002 and December 31, 2001, we had approximately $7 million of variable interest rate debt outstanding. Based on our net exposure to interest rate changes, an assumed 10% increase in interest rates (representing approximately 35 basis points) would not have a material impact on our after-tax earnings and cash flows for the three months ended March 31, 2002 based on debt levels as of March 31, 2002. The primary interest rate exposures on the variable interest rate debt are with respect to interest rates on United States dollars as quoted in the London interbank market.

         Our Debentures have a contingent interest component that will require us to pay contingent interest based on certain thresholds, as outlined in the Indenture. The contingent interest component which is more fully described in
Note 12 to the Consolidated Financial Statements contained in our 2001 Annual Report on Form 10-K, is considered to be a derivative instrument subject to SFAS 133, "Accounting for

Derivative Instruments and Hedging Activities", as amended. As such, the derivative is recorded at its fair value in the consolidated balance sheet with changes in its fair value recorded each period in current earnings. On a quarterly basis, management consults with one or more valuation specialists to estimate the fair value of the contingent interest derivative. The fair value of the derivative at March 31, 2002 and December 31, 2001 was not material.

         Borrowings under our unsecured revolving credit facility under our Credit Agreement and our secured receivables credit facility are subject to variable interest rates. Interest rates on our unsecured revolving credit facility are also subject to a pricing schedule that fluctuates based on changes in our credit ratings from Standard & Poor's and Moody's Investor Services. As such, our borrowing cost under these credit facilities will be subject to both fluctuations in interest rates and changes in our credit profile. At March 31, 2002 and December 31, 2001, there were no borrowings outstanding under our $325 million unsecured revolving credit facility and our $300 million secured receivables credit facility. At the close of the AML acquisition on April 1, 2002, we borrowed $300 million under our secured receivables credit facility and $175 million under our unsecured revolving credit facility to finance the cash purchase price and related transaction costs associated with the AML acquisition and to repay substantially all of AML's then outstanding debt. On May 2, 2002, we repaid $100 million of the $175 million borrowed under our unsecured revolving credit facility at the closing of the AML acquisition.

Liquidity and Capital Resources

         Cash and Cash Equivalents

         Cash and cash equivalents at March 31, 2002 totaled $149.4 million, an increase of $27.1 million from December 31, 2001. Cash flows from operating and financing activities in 2002 provided cash of $52.9 million and $6.5 million, respectively, which was used to fund investing activities which required cash of $32.3 million. Cash and cash equivalents at March 31, 2001 totaled $120.7 million, a decrease of $50.7 million from December 31, 2000. Cash flows from operating activities in 2001 provided cash of $40.7 million, which was used to fund investing and financing activities which required cash of $91.5 million.

         Cash From Operating Activities

         Net cash from operating activities for 2002 was $12.1 million higher than the 2001 level. The increase was primarily due to improved operating performance. Days sales outstanding, a measure of billing and collection efficiency, improved to 52 days at March 31, 2002 from 54 days at December 31, 2001.

         Cash From Investing Activities

         Net cash used in investing activities in 2002 was $32.3 million for the first quarter, consisting primarily of capital expenditures of $41.3 million offset by a $10.7 million collection of a note receivable. Net cash used in investing activities in 2001 was $90.3 million for the first quarter, consisting primarily of acquisition and related costs of $47.2 million to acquire the assets of Clinical Laboratories of Colorado, LLC in Denver, Colorado and capital expenditures of $43.6 million.

         Cash From Financing Activities

         Net cash provided by financing activities for 2002 was $6.5 million, consisting primarily of $9.9 million of proceeds from the exercise of stock options, partially offset by $3.0 million of distributions to minority partners. Net cash used in financing activities for 2001 was $1.2 million, consisting primarily of $2.6 million of debt repayments and $1.2 million of distributions to minority partners, partially offset by $3.1 million of proceeds from the exercise of stock options.

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

         Contractual Obligations and Commitments

         A full description of the terms of our indebtedness, related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 12 to the Consolidated Financial Statements in our 2001 Annual Report on Form 10-K. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases, noncancelable commitments to purchase products or services, and reserves with respect to insurance claims is contained in Note 17 to the Consolidated Financial Statements in our 2001 Annual Report on Form 10-K. See Note 3 to the interim consolidated financial statements for information regarding the status of billing-related claims.

         On April 1, 2002, we completed our previously announced acquisition of all of the outstanding voting stock of AML and an affiliated company of AML, LabPortal, Inc. ("LabPortal"), a provider of electronic connectivity products in an all-cash transaction with a combined value of approximately $500 million, which included the assumption of approximately $160 million in debt. See Note 5 to the interim consolidated financial statements for a full discussion and analysis regarding the transactions.

         On May 2, 2002, we repaid $100 million of the $175 million borrowed under our unsecured revolving credit facility used to finance the acquisition of AML.

         On April 2, 2002, we entered into a definitive agreement with Unilab to acquire all of the outstanding shares of Unilab common stock and assume Unilab's debt of approximately $200 million. See Note 5 to the interim consolidated financial statements for a full discussion and analysis regarding the transactions.

         Our Credit Agreement contains various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness, repurchase shares of our outstanding common stock, make additional investments and consummate acquisitions. We do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

         Unconsolidated Joint Ventures

         At March 31, 2002 and December 31, 2001, we had investments in unconsolidated joint ventures in Phoenix, Arizona; Indianapolis, Indiana; and Dayton, Ohio, which are accounted for under the equity method of accounting. We believe that our transactions with our joint ventures are conducted at arm's length, reflecting current market conditions and pricing. Total annual net revenues of our unconsolidated joint ventures, on a combined basis, are less than 6% of our consolidated net revenues. As of March 31, 2002 and December
31, 2001, total assets associated with our unconsolidated joint ventures are less than 3% of our consolidated total assets. We have no material obligations or guarantees to, or in support of, our unconsolidated joint ventures and their operations.

         Requirements and Capital Resources

         We estimate that we will invest approximately $160 million to $170 million during 2002 for capital expenditures, principally related to investments in information technology, equipment, and facility upgrades and expansions. Other than the reduction for outstanding letters of credit, which approximated $24 million, all of our $325 million unsecured revolving credit facility and all of our $300 million secured receivables credit facility remained available to us for future borrowing at March 31, 2002. After considering the $475 million borrowed to fund the acquisition of AML on April 1, 2002 and the subsequent repayment of $100 million of such borrowings on May 2, as well as a $5 million increase in outstanding letters of credit, approximately $221 million of the unsecured revolving credit facility remains available to us for future borrowings.

         We believe that cash from operations, our borrowing capacity under our unsecured revolving credit facility and our secured receivables credit facility, together with the indemnification by SmithKline Beecham plc against monetary fines, penalties or losses from outstanding government and other related claims, will provide sufficient financial flexibility to meet seasonal working capital requirements and to fund capital expenditures, debt service requirements and additional growth opportunities for the foreseeable future.
Our credit ratings from both Standard & Poor's and Moody's Investor Services have had a favorable impact on our cost of and access to capital.
Additionally, we believe that our improved financial performance should provide us with access to additional financing, if necessary, to fund growth opportunities which cannot be funded from existing sources.


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

         We would like to take advantage of the "safe harbor" provisions of the Litigation Reform Act in connection with the forward-looking statements included in this document. The risks and other factors that could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements are detailed in our 2001 Annual Report on Form 10-K.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

         See Note 3 to the interim consolidated financial statements for information regarding the status of government investigations and private claims, including those related to SBCL.

Item 6. Exhibits and Reports on Form 8-K

         (a)  Exhibits:

              Exhibit Number        Description

              None.

         (b)  Reports on Form 8-K:

              On April 12, 2002, the Company filed a current report on Form 8-K (Date of Report: April 1, 2002) reporting under Item 5 on the acquisition of American Medical Laboratories, Incorporated and the guarantee of certain indebtedness of the Company by certain of the Company's subsidiaries.

              On April 2, 2002, the Company filed a current report on Form 8-K (Date of Report: April 2, 2002) reporting under Item 5 on the execution of a definitive agreement and plan of merger with Unilab Corporation and the execution of a stockholders agreement with certain stockholders of Unilab Corporation.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 9, 2002

Quest Diagnostics Incorporated

By   /s/Kenneth W. Freeman
     ---------------------
        Kenneth W. Freeman                            Chairman of the Board and
                                                      Chief Executive Officer


By   /s/Robert A. Hagemann
     ---------------------
        Robert A. Hagemann                            Vice President and
                                                      Chief Financial Officer