Form 10-Q
period 2002-06-30
QUEST DIAGNOSTICS INC
filed 2002-08-13
CIK 1022079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2002
                         Commission file number 1-12215

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

As of August 2, 2002, there were outstanding 97,424,717 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Index to consolidated financial statements filed as part of this report:

                                                                                   Page
       Consolidated Statements of Operations for the
       Three and Six Months Ended June 30, 2002 and 2001                            2

       Consolidated Balance Sheets as of
       June 30, 2002 and December 31, 2001                                          3

       Consolidated Statements of Cash Flows for the
       Six Months Ended June 30, 2002 and 2001                                      4

       Notes to Consolidated Financial Statements                                   5


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                      19

Item 3. Quantitative and Qualitative Disclosures About Market Risk

       See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations"

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                      (in thousands, except per share data)
                                   (unaudited)

                                                     Three Months Ended          Six Months Ended
                                                           June 30,                  June 30,
                                                   ----------------------    ------------------------

                                                      2002         2001         2002          2001
                                                   ----------    --------    ----------    ----------
Net revenues ...................................   $1,068,810    $931,589    $2,015,572    $1,814,142
                                                   ----------    --------    ----------    ----------

Costs and expenses:
   Cost of services ............................      630,258     549,391     1,187,996     1,078,456
   Selling, general and administrative .........      276,821     256,474       535,224       509,276
   Interest expense, net .......................       14,916      20,458        27,591        43,158
   Amortization of goodwill and other intangible
     assets ....................................        2,065      12,139         4,220        23,239
   Provision for special charge ................            -       5,997             -         5,997
   Minority share of income ....................        3,938       2,851         7,820         3,967
   Other, net ..................................       (5,660)     (1,432)       (6,274)       (1,134)
                                                   ----------    --------    ----------    ----------
     Total .....................................      922,338     845,878     1,756,577     1,662,959
                                                   ----------    --------    ----------    ----------
Income before taxes and extraordinary loss .....      146,472      85,711       258,995       151,183
Income tax expense .............................       59,321      38,607       105,155        68,331
                                                   ----------    --------    ----------    ----------
Income before extraordinary loss ...............       87,151      47,104       153,840        82,852
Extraordinary loss, net of taxes ...............            -     (21,609)            -       (21,609)
                                                   ----------    --------    ----------    ----------
Net income .....................................   $   87,151    $ 25,495    $  153,840    $   61,243
                                                   ==========    ========    ==========    ==========

Basic net income per common share:
Income before extraordinary loss ...............   $     0.90    $   0.51    $     1.60    $     0.90
Extraordinary loss, net of taxes ...............            -       (0.23)            -         (0.24)
                                                   ----------    --------    ----------    ----------
Net income .....................................   $     0.90    $   0.28    $     1.60    $     0.66
                                                   ==========    ========    ==========    ==========

Diluted net income per common share:
Income before extraordinary loss ...............   $     0.87    $   0.48    $     1.54    $     0.85
Extraordinary loss, net of  taxes ..............            -       (0.22)            -         (0.22)
                                                   ----------    --------    ----------    ----------
Net  income ....................................   $     0.87    $   0.26    $     1.54    $     0.63
                                                   ==========    ========    ==========    ==========

Weighted average common shares
   outstanding - basic .........................       96,393      92,566        95,907        92,228

Weighted average common shares
   outstanding - diluted .......................      100,297      97,304        99,802        96,962


The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                      (in thousands, except per share data)
                                   (unaudited)

                                                                              June 30,       December 31,
                                                                                2002            2001
                                                                            -----------      -----------
Assets
Current assets:
   Cash and cash equivalents .........................................      $   89,840       $  122,332
   Accounts receivable, net of allowance of $207,392 and $216,203
   at June 30, 2002 and December 31, 2001, respectively ..............         597,667          508,340
   Inventories .......................................................          57,930           49,906
   Deferred taxes on income ..........................................         146,782          157,649
   Prepaid expenses and other current assets .........................          41,595           38,287
                                                                            ----------       ----------
     Total current assets ............................................         933,814          876,514
Property, plant and equipment, net ...................................         568,994          508,619
Goodwill, net ........................................................       1,778,297        1,351,123
Intangible assets, net ...............................................          24,184           28,020
Deferred taxes on income .............................................          46,444           52,678
Other assets .........................................................          99,752          113,601
                                                                            ----------       ----------
Total assets .........................................................      $3,451,485       $2,930,555
                                                                            ==========       ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses .............................      $  644,813       $  657,219
   Short-term borrowings and current portion of long-term debt .......         301,768            1,404
                                                                            ----------       ----------
     Total current liabilities .......................................         946,581          658,623
Long-term debt .......................................................         820,819          820,337
Other liabilities ....................................................         114,091          115,608
Commitments and contingencies
Common stockholders' equity:
   Common stock, par value $0.01 per share; 300,000 shares authorized;
     97,424 and 96,024 shares issued at June 30, 2002 and December 31,
     2001, respectively ..............................................             974              960
   Additional paid-in capital ........................................       1,788,479        1,714,676
   Accumulated deficit ...............................................        (209,086)        (362,926)
   Unearned compensation .............................................          (8,118)         (13,253)
   Accumulated other comprehensive loss ..............................          (2,255)          (3,470)
                                                                            ----------       ----------
     Total common stockholders' equity ...............................       1,569,994        1,335,987
                                                                            ----------       ----------
Total liabilities and stockholders' equity ...........................      $3,451,485       $2,930,555
                                                                            ==========       ==========


The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                 (in thousands)
                                   (unaudited)

                                                                                       2002                2001
                                                                                    ----------          ----------
Cash flows from operating activities:
Net income...................................................................       $ 153,840          $  61,243
Extraordinary loss, net of taxes...........................................                 -             21,609
Adjustments to reconcile net income to net cash provided by
operating activities:
   Depreciation and amortization.............................................          63,815             70,903
   Provision for doubtful accounts...........................................         110,477            110,854
   Provision for special charge..............................................               -              5,997
   Deferred income tax provision.............................................          17,563              1,247
   Minority share of income..................................................           7,820              3,967
   Stock compensation expense................................................           4,953             11,814
   Tax benefits associated with stock-based compensation plans...............          38,189             22,898
   Other, net................................................................          (2,056)             2,962
   Changes in operating assets and liabilities:
     Accounts receivable.....................................................        (136,837)          (146,154)
     Accounts payable and accrued expenses...................................         (38,040)           (20,253)
     Integration, settlement and other special charges.......................         (12,668)           (33,439)
     Other assets and liabilities, net.......................................          10,890             37,987
                                                                                    ---------          ---------
Net cash provided by operating activities....................................         217,946            151,635
                                                                                    ---------          ---------

Cash flows from investing activities:
Business acquisitions, net of cash acquired..................................        (333,512)           (55,746)
Capital expenditures.........................................................         (83,390)           (78,432)
Collection of note receivable ...............................................          10,660              2,000
Proceeds from disposition of assets..........................................           1,043             21,492
Increase in investments and other assets.....................................          (2,917)            (9,901)
                                                                                    ---------          ---------
Net cash used in investing activities........................................        (408,116)          (120,587)
                                                                                    ---------          ---------

Cash flows from financing activities:
Repayments of long-term debt.................................................        (333,265)          (734,025)
Proceeds from borrowings.....................................................         475,237            722,333
Costs paid in connection with debt refinancing...............................               -            (23,684)
Exercise of stock options....................................................          22,103             10,132
Distributions to minority partners...........................................          (6,268)            (2,969)
Preferred stock dividends paid...............................................               -               (147)
Other........................................................................            (129)                 -
                                                                                    ---------          ---------
Net cash provided by (used in) financing activities..........................         157,678            (28,360)
                                                                                    ---------          ---------

Net change in cash and cash equivalents......................................         (32,492)             2,688
Cash and cash equivalents, beginning of year.................................         122,332            171,477
                                                                                    ---------          ---------
Cash and cash equivalents, end of period.....................................       $  89,840          $ 174,165
                                                                                    =========          =========

Cash paid during the period for:
Interest.....................................................................       $  30,504          $  50,704
Income taxes.................................................................          38,760             20,442

Businesses acquired:
Fair value of assets acquired..............................................         $ 549,947          $  55,746
Fair value of liabilities acquired.........................................           204,490                  -


The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


1.   BASIS OF PRESENTATION

     Background

     Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") is the largest clinical laboratory testing business in the United States. As the nation's leading provider of diagnostic testing and related services for the healthcare industry, Quest Diagnostics offers a broad range of clinical laboratory testing services to physicians, hospitals, managed care organizations, employers, governmental institutions and other independent clinical laboratories. Quest Diagnostics has the leading market share in clinical laboratory testing and esoteric testing, including molecular diagnostics, as well as non-hospital based anatomic pathology services and testing for drugs of abuse. Through the Company's national network of laboratories and patient service centers, and its esoteric testing laboratory and development facilities, Quest Diagnostics offers comprehensive and innovative diagnostic testing, information and related services used by physicians and other healthcare customers to diagnose, treat and monitor diseases and other medical conditions. Quest Diagnostics also offers clinical testing and services to support clinical trials of new pharmaceuticals worldwide.

     On an annualized basis, Quest Diagnostics processes over 115 million requisitions through its extensive network of laboratories and patient service centers in virtually every major metropolitan area throughout the United States.

     Basis of Presentation

     The interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K.

     Earnings Per Share

     Basic net income per common share is calculated by dividing net income, less preferred stock dividends (approximately $30 thousand per quarter in 2001), by the weighted average number of common shares outstanding. Diluted net income per common share is calculated by dividing net income, less preferred stock dividends, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. The if-converted method is used in determining the dilutive effect of the Company's 1 3/4% contingent convertible debentures in periods when the holders of such securities are permitted to exercise their conversion rights. Potentially dilutive common shares include outstanding stock options and restricted common shares granted under the Company's Employees Equity Participation Program. These dilutive securities increased the weighted average number of common shares outstanding by 3.9 million shares and 4.7 million shares, respectively, for both the three and six months ended June 30, 2002 and 2001. During the fourth quarter of 2001, the Company redeemed all of its then issued and outstanding shares of preferred stock.

     Stock-Based Compensation

     Quest Diagnostics has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and follows Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations to account for its stock-based compensation plans. Under this approach, the cost of restricted stock awards is expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense. Stock-based compensation expense recorded in accordance with APB 25, related to restricted stock awards, was $2.5 million and $4.9 million for the three months ended June 30, 2002 and 2001, respectively, and $5.0 million and $11.8 million for the six months ended June 30, 2002 and 2001, respectively.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


     The following table presents net income and basic and diluted earnings per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts granted for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123:

                                                        Three Months Ended           Six Months Ended
                                                            June 30,                      June 30,
                                                      ---------------------       -----------------------
                                                        2002          2001          2002           2001
                                                      -------       -------       --------       --------
Net income
Net income .....................................      $87,151       $25,495       $153,840       $ 61,243
Impact of recognizing compensation cost pursuant
   to provisions of SFAS 123 ...................       (9,909)       (6,759)       (17,953)       (10,010)
                                                      -------       -------       --------       --------
Net income, adjusted for impact of SFAS 123 ....      $77,242       $18,736       $135,887       $ 51,233
                                                      =======       =======       ========       ========

Basic net income per common share
Net income .....................................      $  0.90       $  0.28       $   1.60       $   0.66
Impact of recognizing compensation cost pursuant
   to provisions of SFAS 123 ...................        (0.10)        (0.08)         (0.18)         (0.11)
                                                      -------       -------       --------       --------
Net income, adjusted for impact of SFAS 123 ....      $  0.80       $  0.20       $   1.42       $   0.55
                                                      =======       =======       ========       ========
Diluted net income per common share
Net income .....................................      $  0.87       $  0.26       $   1.54       $   0.63
Impact of recognizing compensation cost pursuant
   to provisions of SFAS 123 ...................        (0.10)        (0.07)         (0.18)         (0.10)
                                                      -------       -------       --------       --------
Net income, adjusted for impact of SFAS 123 ....      $  0.77       $  0.19       $   1.36       $   0.53
                                                      =======       =======       ========       ========

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                        Three Months Ended           Six Months Ended
                                                            June 30,                      June 30,
                                                      ---------------------       -----------------------
                                                        2002          2001          2002           2001
                                                      -------       -------       --------       --------
Dividend yield.....................................     0.0%          0.0%           0.0%          0.0%
Risk-free interest rate............................     4.3%          5.3%           4.2%          5.2%
Expected volatility................................    45.2%         47.7%          45.2%         47.7%
Expected holding period, in years..................       5             5              5             5

     New Accounting Standards

     In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 144 further refines SFAS 121's requirement that companies recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. SFAS 144 also extends the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company). The Company's adoption of SFAS 144 did not result in any impairment loss being recorded.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers"

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


("SFAS 44") and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("SFAS 64") and amends SFAS No. 13, "Accounting for Leases" ("SFAS 13"). This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", will be used to classify gains and losses from extinguishment of debt. SFAS 44 was no longer necessary because the transitions under the Motor Carrier Act of 1980 were completed. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to existing pronouncements. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. The Company expects to adopt SFAS 145 effective January 1, 2003 and reflect any necessary reclassifications in its consolidated statements of operations. The adoption of SFAS 145 will not have a material impact on the Company's financial position.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company expects to adopt SFAS 146, effective January 1, 2003. For exit or disposal activities initiated prior to January 1, 2003, the Company plans to follow the accounting guidance outlined in EITF 94-3.

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

     Effective January 1, 2002, the Company evaluates the recoverability and measures the possible impairment of its goodwill under SFAS 142. The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Management's estimate of fair value considers publicly available information regarding the market capitalization of the Company as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of the Company's business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value for the Company to the book value of the Company's consolidated net assets. If the book value of the consolidated net assets is greater than the estimate of fair value, the Company would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit's goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. Management believes its estimation methods are reasonable and reflective of common valuation practices.

     On a quarterly basis, management performs a review of the Company's business to determine if events or changes in circumstances have occurred which could have a material adverse effect on the fair value of the Company and its goodwill. If such events or changes in circumstances were deemed to have occurred, the Company would perform an impairment test of goodwill as of the end of the quarter, consistent with the annual impairment test, and record any noted impairment loss.

     The following table presents net income and basic and diluted earnings per common share, adjusted to reflect results as if the nonamortization provisions of SFAS 142 had been in effect for the periods presented:

                                                        Three Months Ended          Six Months Ended
                                                              June 30,                  June 30,
                                                       --------------------      ----------------------

                                                         2002         2001         2002          2001
                                                       -------      -------      --------      --------
Net income
Reported net income .............................      $87,151      $25,495      $153,840      $ 61,243
Add back: Amortization of goodwill, net of taxes             -        9,543             -        18,190
                                                       -------      -------      --------      --------
Adjusted net income .............................      $87,151      $35,038      $153,840      $ 79,433
                                                       =======      =======      ========      ========

Income before extraordinary loss, adjusted to
   exclude amortization of goodwill, net of taxes      $87,151      $56,647      $153,840      $101,042

Basic net income per common share
Reported net income .............................      $  0.90      $  0.28      $   1.60      $   0.66
Amortization of goodwill ........................            -         0.10             -          0.20
                                                       -------      -------      --------      --------
Adjusted net income .............................      $  0.90      $  0.38      $   1.60      $   0.86
                                                       =======      =======      ========      ========

Income before extraordinary loss, adjusted to
   exclude amortization of goodwill, net of taxes      $  0.90      $  0.61      $   1.60      $   1.09

Diluted net income per common share
Reported net income .............................      $  0.87      $  0.26      $   1.54      $   0.63
Amortization of goodwill ........................            -         0.10             -          0.19
                                                       -------      -------      --------      --------
Adjusted net income .............................      $  0.87      $  0.36      $   1.54      $   0.82
                                                       =======      =======      ========      ========

Income before extraordinary loss, adjusted to
   exclude amortization of goodwill, net of taxes      $  0.87      $  0.58      $   1.54      $   1.04

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


     Other intangible assets consist of the following:

                        Weighted
                        Average
                      Amortization
                         Period                      June 30, 2002                         December 31, 2001
                     ----------------   ------------------------------------      -----------------------------------
                                                      Accumulated                              Accumulated
                                          Cost       Amortization      Net          Cost      Amortization      Net
                                        --------     ------------    -------      --------    ------------    -------
Non-compete
  agreements..........   5 years         $43,943      $(29,391)      $14,552       $43,943     $(26,566)      $17,377
Customer lists........  15 years          41,301       (32,822)        8,479        41,331      (31,787)        9,544
Other.................  12 years           3,267        (2,114)        1,153         3,067       (1,968)        1,099
                                         -------      --------       -------       -------     --------       -------
   Total..............   8 years         $88,511      $(64,327)      $24,184       $88,341     $(60,321)      $28,020
                                         =======      ========       =======       =======     ========       =======

     For the three months ended June 30, 2002 and 2001, amortization expense related to other intangible assets was $2,065 and $1,989, respectively. For the six months ended June 30, 2002 and 2001, amortization expense related to other intangible assets was $4,220 and $3,852, respectively.

     The estimated amortization expense related to other intangible assets for each of the five succeeding fiscal years as of June 30, 2002 is as follows:

                       Fiscal year ending
                          December 31,
                       -------------------
                     Remainder of 2002 .........      $ 3,725
                     2003.......................        7,355
                     2004.......................        5,830
                     2005.......................        2,503
                     2006.......................        1,389
                     2007.......................          639
                     Thereafter.................        2,743
                                                      -------
                       Total....................      $24,184
                                                      =======

3.   BUSINESS ACQUISITION

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

     Through the acquisition of AML, Quest Diagnostics acquired all of AML's operations, including two full-service laboratories, 51 patient service centers, and hospital sales, service and logistics capabilities. The all-cash purchase price of approximately $335 million and related transaction costs, together with the repayment of approximately $150 million of principal and related accrued interest, representing substantially all of AML's debt, was financed by Quest Diagnostics with cash on-hand, $300 million of borrowings under its secured receivables credit facility and $175 million of borrowings under its unsecured revolving credit facility. During the second quarter of 2002, Quest Diagnostics repaid all of the $175 million borrowed under the Company's unsecured revolving credit facility.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


     The acquisition of AML was accounted for under the purchase method of accounting. As such, the cost to acquire AML has been allocated on a preliminary basis to the assets and liabilities acquired based on estimated fair values as of the closing date. The consolidated financial statements include the results of operations of AML subsequent to the closing of the acquisition.

     The following table summarizes the Company's preliminary purchase price allocation related to the acquisition of AML based on the estimated fair value of the assets acquired and liabilities assumed on the acquisition date. The purchase price allocation will be finalized after completion of the valuation of certain assets and liabilities, including costs to integrate AML's operations.

                                                                    Estimated
                                                                   Fair Values
                                                                      as of
                                                                  April 1, 2002
                                                                  -------------
         Current assets........................................     $ 83,517
         Property, plant and equipment.........................       32,207
         Goodwill..............................................      419,871
         Other assets..........................................        3,134
                                                                    --------
           Total assets acquired...............................      538,729
                                                                    --------

         Current portion of long-term debt.....................       11,834
         Other current liabilities.............................       43,461
         Long-term debt........................................      139,465
         Other liabilities.....................................        2,193
                                                                    --------
           Total liabilities assumed...........................      196,953
                                                                    --------

           Net assets acquired.................................     $341,776
                                                                    ========

     Based on management's review of the net assets acquired and consultations with valuation specialists, no intangible assets meeting the criteria under SFAS No. 141, "Business Combinations", were identified. Of the $420 million allocated to goodwill, approximately $17 million is expected to be deductible for tax purposes.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


     The following unaudited pro forma combined financial information for the six months ended June 30, 2002 and the three and six months ended
June 30, 2001 assumes that the AML acquisition was effected on January 1, 2001 (in thousands, except per share data):

                                                                                                     Three Months
                                                                                                        Ended
                                                                 Six Months Ended June 30,             June 30,
                                                                 2002                2001                2001
                                                              ----------          ----------          ----------
     Net revenues...........................................  $2,093,987          $1,958,962          $1,006,049
     Income before extraordinary loss.......................     153,437              89,423              49,269
     Net income.............................................     153,437              67,815              27,661

     Basic earnings per common share:
     Income before extraordinary loss.......................  $     1.60          $     0.97          $     0.53
     Net income.............................................        1.60                0.74                0.30
     Weighted average common shares outstanding - basic.....      95,907              92,228              92,566

     Diluted earnings per common share:
     Income before extraordinary loss.......................  $     1.54          $     0.92          $     0.51
     Net income.............................................        1.54                0.70                0.28
     Weighted average common shares outstanding - diluted...      99,802              96,962              97,304

     Proforma results for the six months ended June 30, 2002 exclude $14.5 million of non-recurring merger costs which were incurred and expensed by AML immediately prior to the closing of the AML acquistion.

     The all-cash purchase price for LabPortal of approximately $4 million and related transaction costs, together with the repayment of all of LabPortal's outstanding debt of approximately $7 million and related accrued interest, was financed by Quest Diagnostics with cash on-hand. The acquisition of LabPortal was accounted for under the purchase method of accounting. As such, the cost to acquire LabPortal has been allocated on a preliminary basis to the assets and liabilities acquired based on estimated fair values as of the closing date, including approximately $7 million of goodwill. The consolidated financial statements include the results of operations of LabPortal subsequent to the closing of the acquisition.

4.   PROVISION FOR SPECIAL CHARGE

     During the second quarter of 2001, the Company recorded a special charge of $6.0 million in connection with the refinancing of its debt and settlement of the Company's interest rate swap agreements. Prior to the Company's debt refinancing in June 2001, the Company's secured credit agreement required the Company to maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with a portion of its variable interest rate indebtedness. These interest rate swap agreements were considered a hedge against changes in the amount of future cash flows associated with the interest payments of the Company's variable rate debt obligations. Accordingly, the interest rate swap agreements were recorded at their estimated fair value in the Company's consolidated balance sheet and the related losses on these contracts were deferred in shareholders' equity as a component of comprehensive income. In conjunction with the debt refinancing, the interest rate swap agreements were terminated and the losses which were included in shareholders' equity as a component of comprehensive income were reflected as a special charge in the consolidated statement of operations for the three and six months ended June 30, 2001.

5.   EXTRAORDINARY LOSS

     In conjunction with the Company's debt refinancing in the second quarter of 2001, the Company recorded an extraordinary loss of $36.0 million, ($21.6 million, net of taxes). The loss represented the write-off of deferred financing costs of $23.2 million, associated with the Company's debt which was refinanced, and $12.8 million of payments related primarily to the tender premium incurred in connection with the Company's cash tender offer of the Company's 10 3/4% Senior Subordinated Notes. See Note 1,"New Accounting Standards", for a discussion regarding the impact of SFAS 145.

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

     SmithKline Beecham plc ("SmithKline Beecham") has agreed to indemnify Quest Diagnostics, on an after-tax basis, against monetary payments for governmental claims or investigations relating to the billing practices of SBCL that had been settled before or were pending as of the closing date of the SBCL acquisition. SmithKline Beecham has also agreed to indemnify Quest Diagnostics, on an after-tax basis, against monetary payments to private payers, relating to or arising out of the governmental claims. The indemnification with respect to governmental claims is for 100% of those claims. SmithKline Beecham will indemnify Quest Diagnostics, in respect of private claims for: 100% of those claims, up to an aggregate amount of $80 million; 50% of those claims to the extent the aggregate amount exceeds $80 million but is less than $130 million; and 100% of such claims to the extent the aggregate amount exceeds $130 million. The indemnification also covers 80% of out-of-pocket costs and expenses relating to investigations of the claims indemnified against by SmithKline Beecham. SmithKline Beecham has also agreed to indemnify the Company with respect to pending actions relating to a former SBCL employee that at times reused certain needles when drawing blood from patients. In addition, SmithKline Beecham has agreed to indemnify the Company against all monetary payments relating to professional liability claims of SBCL for services provided prior to the closing of the SBCL acquisition. Amounts due from SmithKline Beecham at June 30, 2002, related principally to indemnified professional liability claims discussed above, totaled approximately $11 million. The estimated reserves and related amounts due from SmithKline Beecham are subject to change as additional information regarding the outstanding claims is gathered and evaluated.

     At June 30, 2002, recorded reserves relating to billing claims approximated $10 million. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

     In addition to the billing-related settlement reserves discussed above, the Company is involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against the Company involve claims that are substantial in amount. Some of these claims involve contracts of SBCL that were terminated following the Company's acquisition of SBCL. During the second quarter of 2002, the Company paid approximately $5 million to settle a claim related to a contract of SBCL that was terminated following the Company's acquisition of SBCL. The settlement had been fully reserved for. Although management cannot predict the outcome of such proceedings or any claims made against the Company, management does not anticipate that the ultimate outcome of the various proceedings or claims will have a material adverse effect on the Company's financial position but may be material to the Company's results of operations and cash flows in the period in which such claims are resolved.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


7.   COMMON STOCKHOLDERS' EQUITY

     Changes in common stockholders' equity for the six months ended June 30, 2002 were as follows:

                                                                                            Accumulated
                                              Additional                                       Other
                                   Common       Paid-In      Accumulated     Unearned      Comprehensive   Comprehensive
                                    Stock       Capital        Deficit     Compensation        (Loss)         Income
                                  ---------------------------------------------------------------------------------------
Balance,
   December 31, 2001                $960      $1,714,676      $(362,926)     $(13,253)       $(3,470)
Net income....................                                  153,840                                      $153,840
Other comprehensive income....                                                                 1,215            1,215
                                                                                                             --------
  Comprehensive income........                                                                               $155,055
                                                                                                             ========
Issuance of common stock under
  benefit plans (214 common
  shares).....................         2         13,523
Exercise of options (1,186
  common shares)..............        12         22,091
Tax benefits associated with
  stock-based compensation
  plans.......................                   38,189
Amortization of unearned
  compensation................                                                  5,135
----------------------------------------------------------------------------------------------------
Balance,
   June 30, 2002                    $974      $1,788,479      $(209,086)     $ (8,118)       $(2,255)
                                    ================================================================

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


     Changes in common stockholders' equity for the six months ended June 30, 2001 were as follows:

                                                                                            Accumulated
                                              Additional                                       Other
                                   Common       Paid-In      Accumulated     Unearned      Comprehensive   Comprehensive
                                    Stock       Capital        Deficit     Compensation        (Loss)         Income
                                  ---------------------------------------------------------------------------------------
Balance,
   December 31, 2000                $465      $1,591,976      $(525,111)     $(31,077)       $(5,458)
Net income....................                                   61,243                                      $61,243
Other comprehensive income....                                                                 1,859           1,859
                                                                                                             -------
  Comprehensive income........                                                                               $63,102
                                                                                                             =======
Two-for-one stock split (47,149
  common shares)..............       472            (472)
Preferred dividends declared                                        (59)
Issuance of common stock under
  benefit plans (193 common
  shares).....................         2          24,764                       (4,053)
Exercise of options (606 common
  shares).....................         6          10,126
Shares to cover employee
  payroll tax withholdings on
  exercised options (2 common
  shares).....................                      (189)
Tax benefits associated with
  stock-based compensation
  plans.......................                    22,898
Amortization of unearned
  compensation................                                                 12,481
-----------------------------------------------------------------------------------------------------
Balance,
   June 30, 2001                    $945      $1,649,103      $(463,927)     $(22,649)       $(3,599)
                                    ====      ==========      ==========     =========       ========

     During the six months ended June 30, 2001, two thousand common shares were surrendered to cover employee payroll tax withholdings related to the exercise of stock options. For reporting purposes, these shares were accounted for as treasury purchases which were immediately retired.

     For the six months ended June 30, 2001, other comprehensive income included the cumulative effect of the change in accounting for derivative financial instruments upon adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which reduced comprehensive income by approximately $1 million. In addition, in conjunction with the Company's debt refinancing, the interest rate swap agreements were terminated and the losses which were included in shareholders' equity as a component of comprehensive income were reflected as a special charge in the consolidated statements of operations for the three and six months ended June 30, 2001 (See
Note 4).

8.   PENDING ACQUISITION

     Acquisition of Unilab Corporation

     On April 2, 2002, the Company entered into a definitive agreement with Unilab Corporation ("Unilab"), which provides that Quest Diagnostics will acquire all of the outstanding shares of Unilab common stock and assume Unilab's existing debt of approximately $200 million. In exchange for their Unilab shares, Unilab stockholders may elect to receive $26.50 in cash, 0.3256 shares of Quest Diagnostics common stock or a combination of cash and stock. The aggregate amount of cash available to Unilab stockholders will be limited to 30% of the total consideration available for the Unilab shares. Unilab has approximately 37.4 million shares of common stock outstanding on a fully diluted basis. If Unilab stockholders elect to receive 30% of the consideration in cash and if all options are exercised, Quest Diagnostics

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


would issue approximately 8.5 million shares and pay $297 million in cash to the stockholders of Unilab. If Unilab stockholders elect to receive 100% of the consideration in Quest Diagnostics common stock and all Unilab options were exercised, Quest Diagnostics would issue approximately 12.2 million common shares to the stockholders of Unilab. The transaction, which has been approved by the Boards of Directors of both companies, is subject to the satisfaction of customary conditions, including the tender of a majority of Unilab's common stock on a fully diluted basis, and regulatory review.

     During the second quarter of 2002, the Company and Unilab received a request for additional information (commonly referred to as a "second request") from the Federal Trade Commission ("FTC") under the Hart-Scott-Rodino Antitrust Improvements Act (the "HSR Act") in connection with the Company's pending acquisition of Unilab. Subject to completion of the HSR process and satisfaction of the other conditions to the cash election exchange offer and the agreement and plan of merger, the Company hopes to close the transaction in the third quarter of 2002. The Company and Unilab are continuing their discussions with the FTC regarding the proposed transaction and the process is taking longer than anticipated. The Company continues to believe that the transaction is not anti-competitive.

     As part of the acquisition, Quest Diagnostics would acquire all of Unilab's operations, including its primary testing facilities in Los Angeles, San Jose and Sacramento, California, its more than 400 regional service and testing facilities located throughout California and its operations in Arizona. The Company expects to finance the cash portion of the purchase price and any retirements of Unilab's existing debt with the proceeds from a new $450 million five-year amortizing term loan commitment, which is available for the acquisition of Unilab, available borrowings under its unsecured revolving credit facility and cash on hand. The term loan, which is contingent upon the completion of the Unilab transaction, will carry interest at LIBOR plus 1.3125% and require principal repayments of the initial amount borrowed equal to 15%, 20%, 20%, 20% and 25% in years one through five, respectively. Since the transaction has yet to close, a preliminary purchase price allocation is not practical at this time.

9.   SUMMARIZED FINANCIAL INFORMATION

     The Company's 6 3/4% senior notes due 2006, 7 1/2% senior notes due 2011 and 1 3/4% contingent convertible debentures are guaranteed by each of the Company's wholly owned subsidiaries that operate clinical laboratories in the United States (the "Subsidiary Guarantors"). With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign and less than wholly owned subsidiaries.

     In conjunction with the Company's receivables financing in 2000, the Company formed a new wholly owned non-guarantor subsidiary, Quest Diagnostics Receivables Incorporated ("QDRI"). The Company and the Subsidiary Guarantors, with the exception of AML, transfer all private domestic receivables (principally excluding receivables due from Medicare, Medicaid and other federal programs and receivables due from customers of its joint ventures) to QDRI. QDRI utilizes the transferred receivables to collateralize the Company's secured receivables credit facility. The Company and the Subsidiary Guarantors provide collection services to QDRI. QDRI uses cash collections principally to purchase new receivables from the Company and the Subsidiary Guarantors.

     The following condensed consolidating financial data illustrates the composition of the combined guarantors. Investments in subsidiaries are accounted for by the parent using the equity method for purposes of the supplemental consolidating presentation. Earnings (losses) of subsidiaries are therefore reflected in the parent's investment accounts and earnings. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. On April 1, 2002, Quest Diagnostics acquired AML (see Note 3) which has been included in the accompanying condensed consolidating financial data, subsequent to the closing of the acquisition, as a Subsidiary Guarantor.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2002

                                                                  Subsidiary     Non-Guarantor
                                                    Parent        Guarantors     Subsidiaries    Eliminations   Consolidated
                                                    ------        ----------     ------------    ------------   ------------
Net revenues................................     $ 363,269         $1,545,617      $254,858       $(148,172)    $2,015,572

Costs and expenses:
  Cost of services..........................       244,113            867,811        76,072               -      1,187,996
  Selling, general and administrative.......        84,571            327,658       130,633          (7,638)       535,224
  Interest, net.............................        40,409            122,626         5,090        (140,534)        27,591
  Amortization of intangible assets.........           996              3,224             -               -          4,220
  Royalty (income) expense..................      (124,157)           124,157             -               -              -
  Other, net................................         1,687               (693)          552               -          1,546
                                                 ---------        -----------      --------       ---------     ----------
   Total....................................       247,619          1,444,783       212,347        (148,172)     1,756,577
                                                 ---------        -----------      --------       ---------     ----------
Income before taxes and extraordinary loss..       115,650            100,834        42,511               -        258,995
Income tax expense..........................        45,094             40,511        19,550               -        105,155
                                                 ---------        -----------      --------       ---------     ----------
Income before equity earnings...............        70,556             60,323        22,961               -        153,840
Equity earnings from subsidiaries...........        83,284                  -             -         (83,284)             -
                                                 ---------        -----------      --------       ---------     ----------
Net income..................................     $ 153,840        $    60,323      $ 22,961       $ (83,284)    $  153,840
                                                 =========        ===========      ========       =========     ==========

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2001

                                                                  Subsidiary     Non-Guarantor
                                                    Parent        Guarantors     Subsidiaries    Eliminations   Consolidated
                                                    ------        ----------     ------------    ------------   ------------
Net revenues................................     $ 301,626        $1,437,653       $217,717       $(142,854)    $1,814,142

Costs and expenses:
  Cost of services..........................       219,952           808,689         49,815               -      1,078,456
  Selling, general and administrative.......        78,758           312,868        125,014          (7,364)       509,276
  Interest, net.............................        33,461           131,882         13,305        (135,490)        43,158
  Amortization of goodwill and other
    intangible assets.......................         2,324            20,616            299               -         23,239
  Provision for special charge..............         5,997                 -              -               -          5,997
  Royalty (income) expense..................      (122,054)          122,054              -               -              -
  Other, net................................           685              (877)         3,025               -          2,833
                                                 ---------        ----------       --------       ---------     ----------
   Total....................................       219,123         1,395,232        191,458        (142,854)     1,662,959
                                                 ---------        ----------       --------       ---------     ----------
Income before taxes and extraordinary loss..        82,503            42,421         26,259               -        151,183
Income tax expense..........................        36,922            20,517         10,892               -         68,331
                                                 ---------        ----------       --------       ---------     ----------
Income before equity earnings and
extraordinary loss..........................        45,581            21,904         15,367               -         82,852
Equity earnings from subsidiaries...........        19,542                 -              -         (19,542)             -
                                                 ---------        ----------       --------       ---------     ----------
Income before extraordinary loss............        65,123            21,904         15,367         (19,542)        82,852
Extraordinary loss, net of taxes............        (3,880)          (15,567)        (2,162)              -        (21,609)
                                                 ---------        ----------       --------       ---------     ----------
Net income..................................     $  61,243        $    6,337       $ 13,205       $ (19,542)    $   61,243
                                                 =========        ==========       ========       =========     ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


Condensed Consolidating Balance Sheet
June 30, 2002

                                                                  Subsidiary     Non-Guarantor
                                                    Parent        Guarantors     Subsidiaries    Eliminations   Consolidated
                                                    ------        ----------     ------------    ------------   ------------
Assets
Current assets:
Cash and cash equivalents...................     $         -      $   82,958      $    6,882      $         -     $   89,840
Accounts receivable, net....................          15,072         106,775         475,820                -        597,667
Other current assets........................          85,893          64,511          95,903                -        246,307
                                                 -----------      ----------      ----------      -----------     ----------
   Total current assets.....................         100,965         254,244         578,605                -        933,814
Property, plant and equipment, net..........         200,684         342,595          25,715                -        568,994
Intangible assets, net .....................         153,765       1,605,326          43,390                -      1,802,481
Intercompany receivable (payable)...........          13,791         181,441        (195,232)               -              -
Investment in subsidiaries..................       1,709,595               -               -       (1,709,595)             -
Other assets................................          67,095          39,454          39,647                -        146,196
                                                 -----------      ----------      ----------      -----------     ----------
   Total assets.............................     $ 2,245,895      $2,423,060      $  492,125      $(1,709,595)    $3,451,485
                                                 ===========      ==========      ==========      ===========     ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses.......     $   318,592      $  292,008      $   34,213      $         -     $  644,813
Short-term borrowings and current portion of
  long-term debt............................               -           1,425         300,343                -        301,768
                                                 -----------      ----------      ----------      -----------     ----------
   Total current liabilities................         318,592         293,433         334,556                -        946,581
Long-term debt..............................         313,930         503,729           3,160                -        820,819
Other liabilities...........................          43,379          54,494          16,218                -        114,091
Common stockholders' equity.................       1,569,994       1,571,404         138,191       (1,709,595)     1,569,994
                                                 -----------      ----------      ----------      -----------     ----------
   Total liabilities and stockholders' equity    $ 2,245,895      $2,423,060      $  492,125      $(1,709,595)    $3,451,485
                                                 ===========      ==========      ==========      ===========     ==========

Condensed Consolidating Balance Sheet
December 31, 2001
                                                                  Subsidiary     Non-Guarantor
                                                    Parent        Guarantors     Subsidiaries    Eliminations   Consolidated
                                                    ------        ----------     ------------    ------------   ------------
Assets
Current assets:
Cash and cash equivalents...................     $         -      $  110,571      $   11,761      $         -     $  122,332
Accounts receivable, net....................           9,083          52,232         447,025                -        508,340
Other current assets........................          93,144          52,755          99,943                -        245,842
                                                 -----------      ----------      ----------      -----------     ----------
   Total current assets.....................         102,227         215,558         558,729                -        876,514
Property, plant and equipment, net..........         170,494         320,244          17,881                -        508,619
Intangible assets, net .....................         154,809       1,188,031          36,303                -      1,379,143
Intercompany receivable (payable)...........         425,735          92,378        (518,113)               -              -
Investment in subsidiaries..................       1,096,647               -               -       (1,096,647)             -
Other assets................................          75,633          54,998          35,648                -        166,279
                                                 -----------      ----------      ----------      -----------     ----------
   Total assets.............................     $ 2,025,545      $1,871,209      $  130,448      $(1,096,647)    $2,930,555
                                                 ===========      ==========      ==========      ===========     ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses.......     $   334,666      $  290,039      $   32,514      $         -     $  657,219
Short-term borrowings and current portion of
  long-term debt............................              21           1,040             343                -          1,404
                                                 -----------      ----------      ----------      -----------     ----------
   Total current liabilities................         334,687         291,079          32,857                -        658,623
Long-term debt..............................         310,690         502,519           7,128                -        820,337
Other liabilities...........................          44,181          57,469          13,958                -        115,608
Common stockholders' equity.................       1,335,987       1,020,142          76,505       (1,096,647)     1,335,987
                                                 -----------      ----------      ----------      -----------     ----------
   Total liabilities and stockholders' equity    $ 2,025,545      $1,871,209      $  130,448      $(1,096,647)    $2,930,555
                                                 ===========      ==========      ==========      ===========     ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2002

                                                                  Subsidiary     Non-Guarantor
                                                    Parent        Guarantors     Subsidiaries    Eliminations   Consolidated
                                                    ------        ----------     ------------    ------------   ------------
Cash flows from operating activities:
Net income..................................     $   153,840      $   60,323      $   22,961      $  (83,284)    $ 153,840
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization.............          22,605          37,647           3,563               -        63,815
  Provision for doubtful accounts...........           2,460          15,679          92,338               -       110,477
  Other, net................................         (29,804)         (2,787)         15,776          83,284        66,469
  Changes in operating assets and liabilities         31,859         (89,358)       (119,156)              -      (176,655)
                                                 -----------      ----------      ----------      ----------     ---------
Net cash provided by operating activities...         180,960          21,504          15,482               -       217,946
Net cash used in investing activities.......        (205,897)        (54,056)         (1,930)       (146,233)     (408,116)
Net cash provided by (used in) financing
  activities................................          24,937           4,939         (18,431)        146,233       157,678
                                                 -----------      ----------      ----------      ----------     ---------
Net change in cash and cash equivalents.....               -         (27,613)         (4,879)              -       (32,492)
Cash and cash equivalents, beginning of year               -         110,571          11,761               -       122,332
                                                 -----------      ----------      ----------      ----------     ---------
Cash and cash equivalents, end of period....     $         -      $   82,958      $    6,882      $        -     $  89,840
                                                 ===========      ==========      ==========      ==========     =========

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2001
                                                                  Subsidiary     Non-Guarantor
                                                    Parent        Guarantors     Subsidiaries    Eliminations   Consolidated
                                                    ------        ----------     ------------    ------------   ------------
Cash flows from operating activities:
Net income..................................     $    61,243      $    6,337      $   13,205      $  (19,542)    $  61,243
Extraordinary loss, net of taxes                       3,880          15,567           2,162               -        21,609
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization.............          19,443          49,106           2,354               -        70,903
  Provision for doubtful accounts...........             715          10,047         100,092               -       110,854
  Provision for special charge..............           5,997               -               -               -         5,997
  Other, net................................          27,480          30,349         (34,483)         19,542        42,888
  Changes in operating assets and liabilities       (101,123)         (4,194)        (56,542)              -      (161,859)
                                                 -----------      ----------      ----------      ----------     ---------
Net cash provided by operating activities...          17,635         107,212          26,788               -       151,635
Net cash used in investing activities.......         (23,888)        (91,941)           (194)         (4,564)     (120,587)
Net cash provided by (used in) financing
  activities................................           6,253         (14,318)        (24,859)          4,564       (28,360)
                                                 -----------      ----------      ----------      ----------     ---------
Net change in cash and cash equivalents.....               -             953           1,735               -         2,688
Cash and cash equivalents, beginning of year               -         163,863           7,614               -       171,477
                                                 -----------      ----------      ----------      ----------     ---------
Cash and cash equivalents, end of period....     $         -      $  164,816      $    9,349      $        -     $ 174,165
                                                 ===========      ==========      ==========      ==========     =========

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

     Accounting for and recoverability of goodwill

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The impact of adopting SFAS 142 is summarized in Note 2 to the interim consolidated financial statements.

     Effective January 1, 2002, we evaluate the recoverability and measure the possible impairment of our goodwill under SFAS 142. The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our Company, as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for the Company to the book value of our consolidated net assets. If the book value of our consolidated net assets is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. We believe our estimation methods are reasonable and reflective of common valuation practices.

     On a quarterly basis, we perform a review of our business to determine if events or changes in circumstances have occurred which could have a material adverse effect on the fair value of the Company and its goodwill. If such events or changes in circumstances were deemed to have occurred, we would perform an impairment test of goodwill as of the end of the quarter, consistent with the annual impairment test, and record any noted impairment loss.

Integration of Acquired Businesses

     American Medical Laboratories, Incorporated

     On April 1, 2002, we completed our previously announced acquisition of all of the outstanding voting stock of American Medical Laboratories, Incorporated, ("AML"). See Note 3 to the interim consolidated financial statements for a full discussion of this transaction.

     We estimate that we will incur between $10 million and $15 million of costs to integrate Quest Diagnostics and AML. The majority of these costs are expected to require cash outlays and are expected to primarily relate to severance and other integration-related costs during 2002 and 2003, including the elimination of excess capacity and workforce reductions. Of the total costs indicated above, estimated costs related to actions that impact the employees and operations of AML, which will be accounted for as a cost of the AML acquisition and included in goodwill, are expected to total between $7 million and $10 million. Of the total costs indicated above, estimated costs related to actions that impact Quest Diagnostics' employees and operations, which will be accounted for as a charge to earnings in the period that the integration plans are approved and communicated, are expected to total between $3 million and $5 million. We expect to finalize and record these costs during the third quarter of 2002. We expect that the AML integration will result in approximately $15 million of annual synergies and that we will achieve this annual rate of synergies by the end of 2003.

     Unilab Corporation

     On April 2, 2002, we entered into a definitive agreement with Unilab Corporation ("Unilab") which provides that we will acquire all of the outstanding shares of Unilab common stock. See Note 8 to the interim consolidated financial statements for a full discussion of this transaction.

     We estimate that we will incur up to $20 million of costs to integrate Quest Diagnostics and Unilab. A significant portion of these costs is expected to require cash outlays and are expected to primarily relate to severance and other integration-related costs during 2002 and 2003, including the elimination of excess capacity and workforce reductions. These estimates are preliminary and will be subject to revisions as integration plans are developed and finalized. To the extent that the costs relate to actions that impact the employees and operations of Unilab, such costs will be accounted for as a cost of the Unilab acquisition and included in goodwill. To the extent that the costs relate to actions that impact Quest Diagnostics' employees and operations, such costs will be accounted for as a charge to earnings in the period that the integration plans are approved and communicated. We expect to finalize and record these costs during the fourth quarter of 2002.

Results of Operations

     Three and Six Months Ended June 30, 2002 Compared with Three and Six Months Ended June 30, 2001

     Reported net income for the three months ended June 30, 2002 increased to $87 million from $25 million for the three months ended June 30, 2001. For the six months ended June 30, 2002, reported net income increased to $154 million from $61 million for the prior year period. Assuming the nonamortization provisions of SFAS 142 had been in effect in 2001, net income for the three and six months ended June 30, 2001 would have been $35 million and $79 million, respectively. In addition, results for the three and six months ended June 30, 2001 included an extraordinary loss of $36 million ($22 million, net of tax) and a special charge of $6.0 million ($3.6 million, net of tax), both of which were incurred in conjunction with our debt refinancing in the second quarter of 2001. After considering the impact of SFAS 142 and excluding the extraordinary loss and special charge in 2001, income for the three months ended June 30, 2002 increased by $27 million, compared to the prior year period, an increase of 45%. After considering the impact of SFAS 142 and excluding the extraordinary loss and special charge in 2001, income for the six months ended June 30, 2002 increased by $49 million, compared to the prior year period, an increase of 47%. These increases in earnings were primarily attributable to revenue growth, driven by improvements in average revenue per requisition and clinical testing volume, improved efficiencies generated from our Six Sigma and Standardization initiatives, and a reduction in net interest expense, partially offset by increases in employee compensation and supply costs, depreciation expense and investments in our information technology strategy and strategic growth opportunities.

     Net Revenues

     Net revenues for the three and six months ended June 30, 2002 grew by 14.7% and 11.1%, respectively, compared to the prior year period. The acquisition of AML, which was completed on April 1, 2002, contributed approximately 60% and 40% to the increase in net revenues for the three and six months ended June 30, 2002. For the three and six months ended June 30, 2002, clinical testing volume, measured by the number of requisitions, increased 12% and 7.3%, respectively, compared to the prior year period. Assuming AML had been part of Quest Diagnostics in 2001, clinical testing volume would have increased 3.7% and 3.5%, respectively, on a pro forma basis, for the three and six months ended June 30, 2002, compared to the prior year period. Average revenue per requisition increased 2.4% and 3.2%, respectively, for the three and six months ended June 30, 2002. Our drugs-of-abuse testing business continued to negatively impact total company volume comparisons, reducing volume growth by approximately 1% for the three and six months ended June 30, 2002. The improvement in average revenue per requisition was primarily attributable to a continuing shift in test mix to higher value testing, contributing more than half of the improvement in average revenue per requisition, and a shift in payer mix to higher priced fee-for-service reimbursement.

     Operating Costs and Expenses

     Total operating costs for the three and six months ended June 30, 2002 increased $101 million and $135 million, respectively, from the year earlier period primarily due to increases in our clinical testing volume, largely as a result of the AML acquisition, employee compensation and supply costs and depreciation expense; partially offset by a reduction in bad debt expense. While our cost structure has been favorably impacted by the synergies realized as a result of the integration of SmithKline Beecham Clinical Laboratories, Inc. ("SBCL") and the improved efficiencies generated from our Six Sigma and Standardization initiatives, we continue to make investments to enhance our infrastructure to pursue our overall business strategy. These investments include those related to:

     o Skills training for all employees, which together with our competitive pay and benefits, helps to increase employee satisfaction and performance, which we believe will result in better service to our customers;

     o Our information technology strategy, which is designed to result in better service to our customers; and

     o    Our strategic growth opportunities.

     Cost of services, which includes the costs of obtaining, transporting and testing specimens was 59.0% of net revenues for the three months ended June 30, 2002 and remained unchanged from the prior year period. For the six months ended June 30, 2002, costs of services, as a percentage of net revenues, decreased to 58.9% from 59.4% a year ago. The positive net impact of increased average revenue per requisition and our Six Sigma and Standardization efforts on reducing cost of services as a percentage of net revenues was offset by the addition of AML's cost structure as of April 1, 2002.

     Selling, general and administrative expenses, which includes the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased during the three months ended June 30, 2002 as a percentage of net revenues to 25.9% from 27.5% in the prior year period. For the six months ended June 30, 2002, selling, general and administrative expenses decreased as a percentage of net revenues to 26.6% from 28.1% in the prior year period. These decreases were primarily due to improvements in average revenue per requisition, efficiencies from our Six Sigma and Standardization efforts, in particular bad debt expense, and the addition of AML's cost structure as of April 1, 2002. During the second quarter of 2002, bad debt expense was reduced to 5.2% of net revenues, compared to 6.0% of net revenues a year ago. For the six months ended June 30, 2002, bad debt expense was 5.5% of net revenues, compared to 6.1% of net revenues in the prior year. The improvements in bad debt expense were principally attributable to the continued progress that we have made in our overall collection experience through process improvements, driven by our Six Sigma and Standardization initiatives, primarily related to the collection of diagnosis, patient and insurance information necessary to effectively bill for services performed. Based on prior experience, as well as the continued sharing of internal best practices in the billing functions, we believe that additional opportunities exist to further improve our overall collection experience.

     Interest, Net

     Net interest expense for the three and six months ended June 30, 2002 decreased from the prior year periods by $5.5 million and $15.6 million, respectively. These reductions were primarily due to the favorable impact of our debt refinancings in 2001 and a favorable interest rate environment.

     Amortization of Goodwill and Other Intangible Assets

     Amortization of goodwill and other intangible assets for the three and six months ended June 30, 2002 decreased from the prior year period by $10.1 million and $19.0 million, respectively, principally as the result of adopting SFAS 142, effective January 1, 2002. See Note 2 to the interim consolidated financial statements for further details regarding the impact of SFAS 142.

     Provision for Special Charge

     During the second quarter of 2001, we recorded a special charge of $6.0 million in connection with the refinancing of our debt and settlement of our interest rate swap agreements. Prior to our debt refinancing in June 2001, our secured credit agreement required us to maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with a portion of our variable interest rate indebtedness. These interest rate swap agreements were considered a hedge against changes in the amount of future cash flows associated with the interest payments of our variable rate debt obligations. Accordingly, the interest rate swap agreements were recorded at their estimated fair value in our consolidated balance sheet and the related losses on these contracts were deferred in shareholders' equity as a component of comprehensive income. In conjunction with the debt refinancing, the interest rate swap agreements were terminated and the losses which were reflected in shareholders' equity as a component of comprehensive income were reflected as a special charge in the consolidated statement of operations for the three and six months ended June 30, 2001.

     Minority Share of Income

     Minority share of income for the three and six months ended June 30, 2002 increased from the prior year level, primarily due to the improved performance of our consolidated joint ventures.

     Other, Net

     Other, net, which represents income for each of the periods presented, increased $4.2 million and $5.1 million, for the three and six months ended June 30, 2002, respectively. The increases are primarily due to improved operating performance at our unconsolidated joint ventures, which resulted in an increase in equity earnings of $2.5 million and $3.9 million for the three and six months ended June 30, 2002. The second quarter of 2001 reflects the net impact of writing-off $7.0 million of impaired assets, partially offset by a $6.3 million gain on the sale of an investment. The remainder of the increases for both periods is primarily due to miscellaneous real estate and investment gains and losses in both 2002 and 2001.

     Income Taxes

     During 2001, our effective tax rate was significantly impacted by goodwill amortization, the majority of which was not deductible for tax purposes, and had the effect of increasing the overall tax rate. The reduction in the effective tax rate for the three and six months ended June 30, 2002 was primarily due to the reduction in amortization of goodwill (as a result of adopting SFAS 142, effective January 1, 2002) the majority of which was not deductible for tax purposes.

     Extraordinary Loss

     In conjunction with our debt refinancing in the second quarter of 2001, we recorded an extraordinary loss of $36 million, ($22 million, net of taxes). The loss represented the write-off of deferred financing costs of $23 million, associated with our debt which was refinanced, and $12.8 million of payments related primarily to the tender premium incurred in connection with our cash tender offer of our 10 3/4% senior subordinated notes due 2006 (the "Subordinated Notes").

     EBITDA

     EBITDA represents income before net interest expense, income taxes, depreciation and amortization, and special items in 2001. The specials items represented the extraordinary loss and the special charge associated with our debt refinancing in the second quarter of 2001. EBITDA is presented and discussed because management believes it is a useful adjunct to net income and other measurements under accounting principles generally accepted in the United States since it is a meaningful measure of a company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to (i) net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

     EBITDA for the three months ended June 30, 2002 improved to $195 million, or 18.2% of net revenues, from $149 million, or 16.0% of net revenues, in 2001. For the six months ended June 30, 2002, EBITDA improved to $350 million, or 17.4% of net revenues, from $271 million, or 15.0% of net revenues, in 2001. The increases in EBITDA were primarily due to revenue growth, driven by improvements in average revenue per requisition and clinical testing volume and improved efficiencies generated from our Six Sigma and Standardization initiatives, partially offset by increases in employee compensation and supply costs, and investments in our information technology strategy and strategic growth opportunities. The improvements in EBITDA as a percentage of net revenues were also driven by these same factors and were partially offset by the acquisition of AML, which had EBITDA percentages lower than those of Quest Diagnostics.

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

     The if-converted method is used in determining the dilutive effect of the Debentures in periods when the holders of such securities are permitted to exercise their conversion rights. As of and for the three and six months ended June 30, 2002, the holders of our Debentures did not have the ability to exercise their conversion rights. Had the requirements to allow the holders to exercise their conversion rights been met and the Debentures remained outstanding for the entire period, diluted net income per common share would have been reduced by approximately 2% during the quarter and six months ended June 30, 2002.

Quantitative and Qualitative Disclosures About Market Risk

     We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that may include the use of derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. We do not believe that our foreign exchange exposure is material to our financial position or results of operations taken as a whole. See Note 2 to the Consolidated Financial Statements contained in our 2001 Annual Report on Form 10-K for additional discussion of our financial instruments and hedging activities.

     At June 30, 2002 and December 31, 2001, the fair value of our debt was estimated at approximately $1.2 billion and $857 million, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At June 30, 2002 and December 31, 2001, the estimated fair value exceeded the carrying value of the debt by approximately $70 million and $35 million, respectively. An assumed 10% increase in interest rates (representing approximately 50 basis points) would potentially reduce the estimated fair value of our debt by approximately $23 million and $26 million at June 30, 2002 and December 31, 2001, respectively.

     Our Debentures have a contingent interest component that will require us to pay contingent interest based on certain thresholds, as outlined in the Indenture. The contingent interest component which is more fully described in
Note 12 to the Consolidated Financial Statements contained in our 2001 Annual Report on Form 10-K, is considered to be a derivative instrument subject to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. As such, the derivative was recorded at its fair value in the consolidated balance sheet and was not material at June 30, 2002 and December 31, 2001.

     Borrowings under our unsecured revolving credit facility under our Credit Agreement and our secured receivables credit facility are subject to variable interest rates. Interest rates on our unsecured revolving credit facility are also subject to a pricing schedule that fluctuates over an approximate range of 50 basis points, based on changes in our credit rating. As such, our borrowing cost under these credit facilities will be subject to both fluctuations in interest rates and changes in our credit rating. As of June 30, 2002, our borrowing rate for LIBOR-based loans was LIBOR plus 1.3125%. At June 30, 2002 and December 31, 2001, we had approximately $307 million and $7 million, respectively, of variable interest rate debt outstanding, which included $300 million outstanding under our secured receivables credit facility at June 30, 2002.

     Based on our net exposure to interest rate changes, an assumed 10% change in interest rates on our variable rate indebtedness (representing approximately 20 basis points) would impact net interest expense by approximately $0.6 million on an annual basis, assuming no changes to the debt outstanding at June
30, 2002.

Liquidity and Capital Resources

     Cash and Cash Equivalents

     Cash and cash equivalents at June 30, 2002 totaled $90 million, a decrease of $32 million from December 31, 2001. Cash flows from operating activities in 2002 provided cash of $218 million, which along with cash flows from financing activities of $158 million, were used to fund investing activities, which required cash of $408 million. Cash and cash equivalents at June 30, 2001 totaled $174 million, an increase of $2.7 million from December 31, 2000. Cash flows from operating activities in 2001 provided cash of $152 million, which was used to fund investing and financing activities, which required cash of $149 million.

     Cash From Operating Activities

     Net cash from operating activities for 2002 was $66 million higher than the 2001 level. This increase was primarily due to improved operating performance. Days sales outstanding, a measure of billing and collection efficiency, was 52 days at both June 30, 2002 and March 31, 2002, compared to 54 days at December 31, 2001.

     Cash From Investing Activities

     Net cash used in investing activities in 2002 was $408 million, consisting primarily of acquisition and related costs of $334 million, primarily to acquire the outstanding voting stock of AML, and capital expenditures of $83 million. Net cash used in investing activities in 2001 was $121 million, consisting primarily of capital expenditures of $78 million, acquisition and related costs of $56 million, including $47 million to acquire the assets of Clinical Laboratories of Colorado, Inc., and $21 million in proceeds from the disposition of assets, principally related to the sale of an investment in the second quarter of 2001.

     Cash From Financing Activities

     Net cash provided by financing activities in 2002 was $158 million, consisting primarily of the net cash activity associated with our acquisition of AML and proceeds from the exercise of stock options. AML's all-cash purchase price of approximately $335 million and related transaction costs, together with the repayment of approximately $150 million of acquired AML debt and accrued interest was financed by us with cash on-hand and $300 million of borrowings under our existing secured receivables credit facility and $175 million of borrowings under our existing unsecured revolving credit facility. During the second quarter of 2002, we repaid all of the $175 million borrowed under our unsecured revolving credit facility.

     Net cash used in financing activities for 2001 was $28 million, consisting primarily of the net cash activity associated with our debt refinancing in the second quarter of 2001, partially offset by proceeds from the exercise of stock options. During the second quarter of 2001, we refinanced the majority of our long-term debt. The gross proceeds of $722 million from our senior notes offering and the new term loan under our unsecured credit agreement, together with cash on-hand, was used to repay the entire outstanding principal under our then existing secured credit agreement and to consummate the cash tender offer and consent solicitation for our Subordinated Notes. Of the $734 million in debt repayments for the six months ended June 30, 2001, $584 million related to the repayment of the entire outstanding principal under our then existing secured credit agreement and $147 million represented the aggregate principal amount of outstanding Subordinated Notes which were tendered. During the remainder of 2001, we redeemed all of the remaining $3 million of our outstanding Subordinated Notes. During 2001, we incurred approximately $30 million of costs associated with the debt refinancing. Of that amount, $24 million was included in financing activities and principally represented $11 million of costs associated with placing the new debt, and a $13 million tender premium incurred in conjunction with our cash tender offer of the Subordinated Notes, which was included in the extraordinary loss recorded in the second quarter of 2001. The remaining $6 million was reflected in cash from operations and represented the cost to settle the interest rate swap agreements on the debt which was refinanced.

     Dividend Policy

     We have never declared or paid cash dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to retire debt and fund the growth of our business.

     Contractual Obligations and Commitments

     A full description of the terms of our indebtedness, related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 12 to the Consolidated Financial Statements in our 2001 Annual Report on Form 10-K. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases, noncancelable commitments to purchase products or services, and reserves with respect to insurance claims is contained in Note 17 to the Consolidated Financial Statements in our 2001 Annual Report on Form 10-K. See Note 6 to the interim consolidated financial statements for information regarding the status of billing-related claims. See Note 3 to the interim consolidated financial statements for a full discussion and analysis regarding our acquisition of AML.

     As more fully described in Note 12 to the Consolidated Financial Statements in our 2001 Annual Report on Form 10-K, the borrowings outstanding under our secured receivables credit facility are classified as a current liability. However, it is our current intention to roll-over this facility annually, as we have done since 2001. If we are not able to roll-over all or a part of this facility, we will need to refinance the secured receivables credit facility with cash on-hand, our unsecured revolving credit facility or a new financing agreement.

     Our Credit Agreement relating to our unsecured revolving credit facility contains various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness, repurchase shares of our outstanding common stock, make additional investments and consummate acquisitions. We do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

     On April 2, 2002, we entered into a definitive agreement with Unilab to acquire all of the outstanding shares of Unilab common stock and assume Unilab's debt of approximately $200 million. See Note 8 to the interim consolidated financial statements for a full discussion and analysis regarding the transaction.

     Unconsolidated Joint Ventures

     At June 30, 2002 and December 31, 2001, we had investments in unconsolidated joint ventures in Phoenix, Arizona; Indianapolis, Indiana; and Dayton, Ohio. At June 30, 2002, as a result of the AML acquisition, we also had an investment in an unconsolidated joint venture in Chesapeake, Virginia. Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting. We believe that our transactions with our joint ventures are conducted at arm's length, reflecting current market conditions and pricing. Total annual net revenues of our unconsolidated joint ventures, on a combined basis, are less than 6% of our consolidated net revenues. As of June 30, 2002 and December 31, 2001, total assets associated with our unconsolidated joint ventures are less than 3% of our consolidated total assets. We have no material obligations or guarantees to, or in support of, our unconsolidated joint ventures and their operations.

     Requirements and Capital Resources

     We estimate that we will invest approximately $160 million to $170 million during 2002 for capital expenditures, principally related to investments in information technology, equipment, and facility upgrades and expansions. Other than the reduction for outstanding letters of credit under our unsecured revolving credit facility, which approximated $33 million at July 25, 2002, all of our $325 million unsecured revolving credit facility remains available to us for future borrowing.

     We believe that cash from operations and our borrowing capacity under our revolving credit facilities, together with the indemnification by SmithKline Beecham plc against monetary fines, penalties or losses from outstanding government and other related claims, will provide sufficient financial flexibility to meet seasonal working capital requirements and to fund capital expenditures, debt service requirements and additional growth opportunities for the foreseeable future. Improvements in our industry and in particular our financial performance have resulted in improvements to our credit ratings from both Standard & Poor's and Moody's Investor Services. Our investment grade credit ratings have had a favorable impact on our cost of and access to capital. We believe that our improved financial performance should provide us with access to additional financing, if necessary, to fund growth opportunities which cannot be funded from existing sources.

     As discussed above in "Contractual Obligations and Commitments", on April 2, 2002, we entered into a definitive agreement with Unilab to acquire all of the outstanding shares of Unilab common stock and assume Unilab's debt of approximately $200 million. We have obtained a commitment, which is contingent upon the completion of the Unilab acquisition, for a $450 million five-year amortizing term loan to be used to finance the transaction. See Note 8 to the interim consolidated financial statements for a full discussion and analysis regarding the transaction.

Impact of New Accounting Standards

     In August 2001, the FASB issued SFAS No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets". In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".

     The impact of the above referenced accounting standards is discussed in
Note 1 to the interim consolidated financial statements.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     (a) The annual meeting of stockholders of the Company was held on May 7, 2002. At the meeting the matters described below were approved by the stockholders.

     (b-c) The following nominees for the office of director were elected for terms expiring at the 2005 annual meeting of stockholders, with the following number of votes for and withheld:

                                      For                  Withheld
     William F. Buehler            89,212,102               576,729
     Van C. Campbell               88,573,611             1,215,220
     Rosanne Haggerty              89,189,648               599,183
     Dan C. Stanzione              88,715,994             1,072,837


     The following persons continue as directors:

     Kenneth D. Brody
     Mary A. Cirillo
     Kenneth W. Freeman
     William R. Grant
     Gail R. Wilensky
     John B. Ziegler

     The appointment of PricewaterhouseCoopers LLP as independent accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2002, was approved, with the following number of votes for, against, and abstained:

     For: 86,776,549        Against: 2,893,155        Abstained: 119,127


Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

           2.1 Agreement and Plan of Merger, dated as of April 2, 2002, among the Company, Quest Diagnostics Newco Incorporated and Unilab Corporation (incorporated by reference to Exhibit 2.1 to the current report on Form 8-K (Date of Report: April 2, 2002)).

           2.2 Amendment to the Agreement and Plan of Merger, dated as of May 13, 2002 among the Company, Quest Diagnostics Newco Incorporated and Unilab Corporation (incorporated by reference to Annex to the prospectus forming a part of the Company's registration statement on Form S-4 (No. 333-88330)).

           2.3 Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 20, 2002 among the Company, Quest Diagnostics Newco Incorporated and Unilab Corporation (incorporated by reference to Annex to the prospectus forming a part of the Company's registration statement on Form S-4 (No. 333-88330)).

          10.1 Term Loan Credit Agreement dated as of June 21, 2002 among Quest Diagnostics Incorporated, certain subsidiary guarantors of the Company, the lenders party thereto, and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 99.12 of the Company's Registration Statement on Form S-4 (No. 333-88330)).

          10.2 Amendment No. 3 to the Amended and Restated Credit and Security Agreement dated as of July 24, 2002 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Initial Servicer, each of the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent.

          10.3      The Quest Diagnostics Incorporated 1996
                    Employee Equity Participation Program, as amended.

          10.4      The Quest Diagnostics Incorporated 1999
                    Employee Equity Participation Program, as amended.


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


August 12, 2002

Quest Diagnostics Incorporated



By  /s/ Kenneth W. Freeman
    ----------------------------
        Kenneth W. Freeman                   Chairman of the Board and
                                             Chief Executive Officer


By  /s/Robert A. Hagemann
    ----------------------------
        Robert A. Hagemann                   Vice President and
                                             Chief Financial Officer