Form 10-Q
period 2002-09-30
QUEST DIAGNOSTICS INC
filed 2002-10-31
CIK 1022079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2002
                         Commission file number 1-12215

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

As of October 28, 2002, there were outstanding 97,796,624 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Index to consolidated financial statements filed as part of this report:

                                                                                                 Page

       Consolidated Statements of Operations for the
       Three and Nine months ended September 30, 2002 and 2001                                    2

       Consolidated Balance Sheets as of
       September 30, 2002 and December 31, 2001                                                   3

       Consolidated Statements of Cash Flows for the
       Nine months ended September 30, 2002 and 2001                                              4

       Notes to Consolidated Financial Statements                                                 5


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                    19

Item 3. Quantitative and Qualitative Disclosures About Market Risk

       See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations"

Item 4. Controls and Procedures

       Controls and Procedures                                                                   27


                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                          SEPTEMBER 30, 2002 AND 2001
                     (in thousands, except per share data)
                                   (unaudited)

                                                                 Three Months Ended              Nine Months Ended
                                                                   September 30,                   September 30,
                                                            --------------------------      --------------------------
                                                               2002            2001            2002           2001
                                                               ----            ----            ----           ----
Net revenues ..........................................     $1,058,714        $903,189      $3,074,286      $2,717,331
                                                            ----------        --------      ----------      ----------

Costs and expenses:
   Cost of services ...................................        625,075         535,564       1,813,071       1,614,020
   Selling, general and administrative ................        272,587         251,048         807,811         760,324
   Interest expense, net ..............................         13,388          14,810          40,979          57,968
   Amortization of goodwill and other intangible assets          2,023          11,442           6,243          34,681
   Provision for special charge .......................              -               -               -           5,997
   Minority share of income ...........................          3,661           2,876          11,481           6,843
   Other, net .........................................         (4,165)         (2,437)        (10,439)         (3,571)
                                                            ----------        --------      ----------      ----------
     Total ............................................        912,569         813,303       2,669,146       2,476,262
                                                            ----------        --------      ----------      ----------
Income before taxes and extraordinary loss ............        146,145          89,886         405,140         241,069
Income tax expense ....................................         59,528          39,764         164,683         108,095
                                                            ----------        --------      ----------      ----------
Income before extraordinary loss ......................         86,617          50,122         240,457         132,974
Extraordinary loss, net of taxes ......................              -               -               -         (21,609)
                                                            ----------        --------      ----------      ----------
Net income ............................................     $   86,617        $ 50,122      $  240,457      $  111,365
                                                            ==========        ========      ==========      ==========
Basic earnings per common share:
Income before extraordinary loss ......................     $     0.89        $   0.54      $     2.50      $     1.43
Extraordinary loss, net of taxes ......................              -               -               -           (0.23)
                                                            ----------        --------      ----------      ----------
Net income ............................................     $     0.89        $   0.54      $     2.50      $     1.20
                                                            ==========        ========      ==========      ==========


Diluted earnings per common share:
Income before extraordinary loss ......................     $     0.87        $   0.51      $     2.41      $     1.37
Extraordinary loss, net of taxes ......................              -               -               -           (0.23)
                                                            ----------        --------      ----------      ----------
Net income ............................................     $     0.87        $   0.51      $     2.41      $     1.14
                                                            ==========        ========      ==========      ==========


Weighted average common shares
   outstanding - basic ................................         96,900          93,382          96,238          92,612

Weighted average common shares
   outstanding - diluted ..............................         99,712          98,046          99,772          97,323


The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                 September 30,   December 31,
                                                                                     2002            2001
                                                                                  ----------      ----------
Assets
Current assets:
   Cash and cash equivalents ................................................     $  113,854      $  122,332
   Accounts receivable, net of allowance of $207,174 and  $216,203 at
     September 30, 2002 and December 31, 2001, respectively .................        576,461         508,340
   Inventories ..............................................................         59,015          49,906
   Deferred taxes on income .................................................        139,812         157,649
   Prepaid expenses and other current assets ................................         41,003          38,287
                                                                                  ----------      ----------
     Total current assets ...................................................        930,145         876,514
Property, plant and equipment, net ..........................................        571,516         508,619
Goodwill, net ...............................................................      1,789,452       1,351,123
Intangible assets, net ......................................................         22,261          28,020
Deferred taxes on income ....................................................         53,087          52,678
Other assets ................................................................         99,276         113,601
                                                                                  ----------      ----------
Total assets ................................................................     $3,465,737      $2,930,555
                                                                                  ==========      ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses ....................................     $  610,407      $  657,219
   Short-term borrowings and current portion of long-term debt ..............        251,100           1,404
                                                                                  ----------      ----------
     Total current liabilities ..............................................        861,507         658,623
Long-term debt ..............................................................        796,778         820,337
Other liabilities ...........................................................        129,726         115,608
Commitments and contingencies
Common stockholders' equity:
   Common stock, par value $0.01 per share; 300,000 shares authorized;
     97,738 and 96,024 shares issued and outstanding at September 30,
     2002 and December 31, 2001, respectively ...............................            977             960
   Additional paid-in capital ...............................................      1,807,585       1,714,676
   Accumulated deficit ......................................................       (122,469)       (362,926)
   Unearned compensation ....................................................         (5,530)        (13,253)
   Accumulated other comprehensive loss .....................................         (2,837)         (3,470)
                                                                                  ----------      ----------
     Total common stockholders' equity ......................................      1,677,726       1,335,987
                                                                                  ----------      ----------
Total liabilities and stockholders' equity ..................................     $3,465,737      $2,930,555
                                                                                  ==========      ==========


The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                 (in thousands)
                                   (unaudited)

                                                                                        2002                2001
                                                                                     ---------           ---------
Cash flows from operating activities:
Net income...................................................................        $ 240,457           $ 111,365
Extraordinary loss, net of taxes.............................................                -              21,609
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization.............................................           96,697             108,000
   Provision for doubtful accounts...........................................          164,892             165,670
   Provision for special charge..............................................                -               5,997
   Deferred income tax provision.............................................           18,046               5,224
   Minority share of income..................................................           11,481               6,843
   Stock compensation expense................................................            6,829              16,457
   Tax benefits associated with stock-based compensation plans...............           41,307              40,664
   Other, net................................................................           (6,003)              1,078
   Changes in operating assets and liabilities:
     Accounts receivable.....................................................         (170,047)           (193,734)
     Accounts payable and accrued expenses...................................          (40,808)             (2,254)
     Integration, settlement and other special charges.......................          (26,469)            (41,397)
     Other assets and liabilities, net.......................................           13,545              55,758
                                                                                     ---------           ---------
Net cash provided by operating activities....................................          349,927             301,280
                                                                                     ---------           ---------

Cash flows from investing activities:
Business acquisitions, net of cash acquired..................................         (333,512)            (55,746)
Capital expenditures.........................................................         (118,403)           (110,183)
Collection of note receivable ...............................................           10,660               2,989
Proceeds from disposition of assets..........................................            5,919              21,562
Increase in investments and other assets.....................................           (4,450)            (11,206)
                                                                                     ---------           ---------
Net cash used in investing activities........................................         (439,786)           (152,584)
                                                                                     ---------           ---------

Cash flows from financing activities:
Repayments of debt...........................................................         (408,842)           (790,126)
Proceeds from borrowings.....................................................          475,237             722,439
Costs paid in connection with debt refinancing...............................                -             (25,164)
Exercise of stock options....................................................           24,251              17,512
Distributions to minority partners...........................................           (9,071)             (5,779)
Preferred stock dividends paid...............................................                -                (176)
Other........................................................................             (194)                  -
                                                                                     ---------           ---------
Net cash provided by (used in) financing activities..........................           81,381             (81,294)
                                                                                     ---------           ---------

Net change in cash and cash equivalents......................................           (8,478)             67,402
Cash and cash equivalents, beginning of year.................................          122,332             171,477
                                                                                     ---------           ---------
Cash and cash equivalents, end of period.....................................        $ 113,854           $ 238,879
                                                                                     =========           =========

Cash paid during the period for:
Interest.....................................................................        $  52,224           $  56,300
Income taxes.................................................................           82,776              23,048

Businesses acquired:
Fair value of assets acquired................................................        $ 559,540           $  55,746
Fair value of liabilities assumed............................................          214,083                   -


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

         Earnings Per Share

         Basic earnings per common share is calculated by dividing net income, less preferred stock dividends (approximately $30 thousand per quarter in 2001), by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income, less preferred stock dividends, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. The if-converted method is used in determining the dilutive effect of the Company's 1 3/4% contingent convertible debentures in periods when the holders of such securities are permitted to exercise their conversion rights. Potentially dilutive common shares include outstanding stock options and restricted common shares granted under the Company's Employees Equity Participation Program. These dilutive securities increased the weighted average number of common shares outstanding by 2.8 and 3.5 million shares for the three and nine months ended September 30, 2002, respectively. For both the three and nine months ended September 30, 2001, these dilutive securities increased the weighted average number of common shares outstanding by 4.7 million shares. During the fourth quarter of 2001, the Company redeemed all of its then issued and outstanding shares of preferred stock.

         Stock-Based Compensation

         Quest Diagnostics has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and follows Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations to account for its stock-based compensation plans. Under this approach, the cost of restricted stock awards is expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense. Stock-based compensation expense recorded in accordance with APB 25, related to restricted stock awards, was $1.9 million and $4.6 million for the three months ended September 30, 2002 and 2001, respectively, and $6.8 million and $16.5 million for the nine months ended September 30, 2002 and 2001, respectively.

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

         The following table presents net income and basic and diluted earnings per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts granted for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123:


                                                         Three Months Ended            Nine Months Ended
                                                           September 30,                  September 30,
                                                      -----------------------        -------------------------
                                                        2002            2001           2002            2001
                                                      --------        -------        --------        --------
Net income:
Net income .....................................      $ 86,617        $50,122        $240,457        $111,365
Impact of recognizing compensation cost pursuant
   to provisions of SFAS 123 ...................       (10,232)        (7,095)        (28,185)        (17,105)
                                                      --------        -------        --------        --------
Net income, adjusted for impact of SFAS 123 ....      $ 76,385        $43,027        $212,272        $ 94,260
                                                      ========        =======        ========        ========

Basic earnings per common share:
Net income .....................................         $0.89          $0.54           $2.50           $1.20
Impact of recognizing compensation cost pursuant
   to provisions of SFAS 123 ...................         (0.10)         (0.08)          (0.29)          (0.18)
                                                      --------        -------        --------        --------
Net income, adjusted for impact of SFAS 123 ....         $0.79          $0.46           $2.21           $1.02
                                                      ========        =======        ========        ========

Diluted earnings per common share:
Net income .....................................         $0.87          $0.51           $2.41           $1.14
Impact of recognizing compensation cost pursuant
   to provisions of SFAS 123 ...................         (0.10)         (0.07)          (0.28)          (0.17)
                                                      --------        -------        --------        --------
Net income, adjusted for impact of SFAS 123 ....         $0.77          $0.44           $2.13           $0.97
                                                      ========        =======        ========        ========

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                             Three Months Ended   Nine Months Ended
                                                September 30,       September 30,
                                             ------------------  --------------------
                                               2002      2001      2002     2001
                                               ----      ----      ----     ----
Dividend yield .........................        0.0%      0.0%      0.0%      0.0%
Risk-free interest rate ................        3.8%      5.1%      4.2%      5.2%
Expected volatility ....................       46.2%     47.7%     45.2%     47.7%
Expected holding period, in years ......          5         5         5         5



         New Accounting Standards

         In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 144 further refines SFAS 121's requirement that companies recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable based on its undiscounted future cash flows and measure an impairment loss as the difference between the carrying amount and fair value of the asset. In addition, SFAS 144 provides guidance on accounting and disclosure issues surrounding long-lived assets to be disposed of by sale. SFAS 144 also extends the presentation of discontinued operations to include more disposal transactions. SFAS 144 is effective for all fiscal quarters of all fiscal years beginning after December 15, 2001 (January 1, 2002 for the Company). The Company's adoption of SFAS 144 did not result in any impairment loss being recorded.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" ("SFAS 44") and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("SFAS 64") and

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


amends SFAS No. 13, "Accounting for Leases" ("SFAS 13"). This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", will be used to classify gains and losses from extinguishment of debt. SFAS 44 was no longer necessary because the transitions under the Motor Carrier Act of 1980 were completed. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to existing pronouncements. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. The Company expects to adopt SFAS 145 effective January 1, 2003 and reflect any necessary reclassifications in its consolidated statements of operations. The adoption of SFAS 145 will not have a material impact on the Company's financial position.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company expects to adopt SFAS 146, effective January 1, 2003.

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

         The following table presents net income and basic and diluted earnings per common share, adjusted to reflect results as if the nonamortization provisions of SFAS 142 had been in effect for the periods presented:

                                                         Three Months Ended            Nine Months Ended
                                                            September 30,                September 30,
                                                      ---------------------------  --------------------------
                                                         2002          2001          2002            2001
                                                        -------       -------       --------       --------
Net income:
Reported net income .............................       $86,617       $50,122       $240,457       $111,365
Add back: Amortization of goodwill, net of taxes              -         8,887              -         27,077
                                                        -------       -------       --------       --------
Adjusted net income .............................       $86,617       $59,009       $240,457       $138,442
                                                        =======       =======       ========       ========

Income before extraordinary loss, adjusted to
   exclude amortization of goodwill, net of taxes       $86,617       $59,009       $240,457       $160,051

Basic earnings per common share:
Reported net income .............................       $  0.89       $  0.54       $   2.50       $   1.20
Amortization of goodwill, net of taxes ..........             -          0.09              -           0.29
                                                        -------       -------       --------       --------
Adjusted net income .............................       $  0.89       $  0.63       $   2.50       $   1.49
                                                        =======       =======       ========       ========

Income before extraordinary loss, adjusted to
   exclude amortization of goodwill, net of taxes       $  0.89       $  0.63       $   2.50       $   1.73

Diluted earnings per common share:
Reported net income .............................       $  0.87       $  0.51       $   2.41       $   1.14
Amortization of goodwill, net of taxes ..........             -          0.09              -           0.28
                                                        -------       -------       --------       --------
Adjusted net income .............................       $  0.87       $  0.60       $   2.41       $   1.42
                                                        =======       =======       ========       ========

Income before extraordinary loss, adjusted to
   exclude amortization of goodwill, net of
   taxes ........................................       $  0.87       $  0.60       $   2.41       $   1.64


                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


         Other intangible assets consist of the following:

                      Weighted
                      Average
                   Amortization
                      Period                    September 30, 2002                           December 31, 2001
                   ------------     -----------------------------------------      ---------------------------------------
                                                  Accumulated                                   Accumulated
                                      Cost        Amortization        Net           Cost        Amortization        Net
                                    --------      -------------     -------        ------       ------------      -------
Non-compete
  agreements .        5 years        $43,943       $(30,757)        $13,186        $43,943       $(26,566)        $17,377
Customer lists       15 years         41,301        (33,307)          7,994         41,331        (31,787)          9,544
Other ........       12 years          3,267         (2,186)          1,081          3,067         (1,968)          1,099
                                     -------       --------         -------        -------       --------         -------
   Total .....        8 years        $88,511       $(66,250)        $22,261        $88,341       $(60,321)        $28,020
                                     =======       ========         =======        =======       ========         =======


         For the three months ended September 30, 2002 and 2001, amortization expense related to other intangible assets was $2,023 and $1,940, respectively. For the nine months ended September 30, 2002 and 2001, amortization expense related to other intangible assets was $6,243 and $5,792, respectively.

         The estimated amortization expense related to other intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2002 is as follows:

                   Fiscal Year Ending
                      December 31,
                  ----------------------
                  Remainder of 2002 ....               $ 1,845
                  2003 .................                 7,355
                  2004 .................                 5,830
                  2005 .................                 2,503
                  2006 .................                 1,389
                  2007 .................                   639
                  Thereafter ...........                 2,700
                                                       -------
                    Total ..............               $22,261
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

         Through the acquisition of AML, Quest Diagnostics acquired all of AML's operations, including two full-service laboratories, 51 patient service centers, and hospital sales, service and logistics capabilities. The all-cash purchase price of approximately $335 million and related transaction costs, together with the repayment of approximately $150 million of principal and related accrued interest, representing substantially all of AML's debt, was financed by Quest Diagnostics with cash on-hand, $300 million of borrowings under its secured receivables credit facility and $175 million of borrowings under its unsecured revolving credit facility. During the second and third quarters of 2002, Quest Diagnostics repaid all of the $175 million borrowed under the Company's unsecured revolving credit facility and $75 million borrowed under the Company's

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


secured receivables credit facility, respectively. An additional $60 million of the secured receivables facility was repaid on October 24, 2002.

         The acquisition of AML was accounted for under the purchase method of accounting. As such, the cost to acquire AML has been allocated on a preliminary basis to the assets and liabilities acquired based on estimated fair values as of the closing date. The consolidated financial statements include the results of operations of AML subsequent to the closing of the acquisition.

         The following table summarizes the Company's preliminary purchase price allocation related to the acquisition of AML based on the estimated fair value of the assets acquired and liabilities assumed on the acquisition date. The purchase price allocation will be finalized after completion of the valuation of certain assets and liabilities.

                                                                           Estimated
                                                                          Fair Values
                                                                             as of
                                                                         April 1, 2002
                                                                         ---------------
         Current assets............................................        $ 83,403
         Property, plant and equipment.............................          31,475
         Goodwill..................................................         429,664
         Other assets..............................................           3,134
                                                                           --------
           Total assets acquired...................................         547,676
                                                                           --------

         Current portion of long-term debt.........................          11,834
         Other current liabilities.................................          49,676
         Long-term debt............................................         139,465
         Other liabilities.........................................           4,925
                                                                           --------
           Total liabilities assumed...............................         205,900
                                                                           --------

           Net assets acquired.....................................        $341,776
                                                                           ========

         Based on management's review of the net assets acquired and consultations with valuation specialists, no intangible assets meeting the criteria under SFAS No. 141, "Business Combinations", were identified. Of the $430 million allocated to goodwill, approximately $17 million is expected to be deductible for tax purposes.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


         The following unaudited pro forma combined financial information for the nine months ended September 30, 2002 and for the three and nine months ended September 30, 2001 assumes that the AML acquisition was effected on January 1, 2001 (in thousands, except per share data):


                                                                                                Three Months
                                                                                                    Ended
                                                           Nine Months Ended September 30,       September 30,
                                                               2002              2001               2001
                                                            ----------        ----------          --------
Net revenues .......................................        $3,152,701        $2,938,653          $979,691
Income before extraordinary loss ...................           240,054           142,478            53,055
Net income .........................................           240,054           120,870            53,055

Basic earnings per common share:
Income before extraordinary loss ...................             $2.49             $1.54             $0.57
Net income .........................................              2.49              1.31              0.57
Weighted average common shares outstanding - basic .            96,238            92,612            93,382

Diluted earnings per common share:
Income before extraordinary loss ...................             $2.41             $1.46             $0.54
Net income .........................................              2.41              1.24              0.54
Weighted average common shares outstanding - diluted            99,772            97,323            98,046


         Pro forma results for the nine months ended September 30, 2002 exclude $14.5 million of non-recurring merger costs, which were incurred and expensed by AML immediately prior to the closing of the AML acquisition.

         The all-cash purchase price for LabPortal of approximately $4 million and related transaction costs, together with the repayment of all of LabPortal's outstanding debt of approximately $7 million and related accrued interest, was financed by Quest Diagnostics with cash on-hand. The acquisition of LabPortal was accounted for under the purchase method of accounting. As such, the cost to acquire LabPortal has been allocated on a preliminary basis to the assets and liabilities acquired based on estimated fair values as of the closing date, including approximately $8 million of goodwill. The consolidated financial statements include the results of operations of LabPortal subsequent to the closing of the acquisition.

         Integration of AML

         During the third quarter of 2002, the Company finalized its plan related to the integration of AML into Quest Diagnostics' laboratory network. The plan focuses principally on improving customer service by enabling the Company to perform esoteric testing on the east and west coasts of the United States, and redirecting certain physician testing volumes within its national network to provide more local testing. As part of the plan, the Company's Chantilly, Virginia laboratory, acquired as part of the AML acquisition, will become the primary esoteric testing laboratory and hospital service center for the eastern United States and will complement the Company's Nichols Institute esoteric testing facility in San Juan Capistrano, California. Esoteric testing volumes will be redirected within the Company's national network to provide customers with improved turnaround time and customer service. Certain routine clinical laboratory testing currently performed in the Chantilly, Virginia laboratory will transition over time to other testing facilities within the Company's regional laboratory network. A reduction in staffing will occur as the Company executes the integration plan and consolidates duplicate or overlapping functions and facilities. Employee groups being affected as a result of this plan include those involved in the collection and testing of specimens, as well as administrative and other support functions.

         In connection with the AML integration plan, the Company recorded $11 million of costs associated with executing the plan. The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of the total costs indicated above, $9.5 million, related to actions that impact the employees and operations of AML, was accounted for as a cost of the AML acquisition and included in goodwill. Of the $9.5 million, $5.9 million related to employee severance benefits for approximately 200 employees, with the remainder primarily related to contractual obligations associated with leased facilities and equipment. In addition, $1.5 million of integration costs, related to actions that impact Quest Diagnostics' employees and operations and comprised principally of employee severance benefits

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


for approximately 100 employees, were accounted for as a charge to earnings in the third quarter of 2002 and included in "other, net" within the consolidated statements of operations. While the majority of the integration costs are expected to be paid in 2003, there are certain severance and facility exit costs that have payment terms extending beyond 2003.

4.       PROVISION FOR SPECIAL CHARGE

         During the second quarter of 2001, the Company recorded a special charge of $6 million in connection with the refinancing of its debt and settlement of the Company's interest rate swap agreements. Prior to the Company's debt refinancing in June 2001, the Company's secured credit agreement required the Company to maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with a portion of its variable interest rate indebtedness. These interest rate swap agreements were considered a hedge against changes in the amount of future cash flows associated with the interest payments of the Company's variable rate debt obligations. Accordingly, the interest rate swap agreements were recorded at their estimated fair value in the Company's consolidated balance sheet and the related losses on these contracts were deferred in stockholders' equity as a component of comprehensive income. In conjunction with the debt refinancing, the interest rate swap agreements were terminated and the losses which were included in stockholders' equity as a component of comprehensive income were reflected as a special charge in the consolidated statement of operations for the nine months ended September 30, 2001.

5.       EXTRAORDINARY LOSS

         In conjunction with the Company's debt refinancing in the second quarter of 2001, the Company recorded an extraordinary loss of $36 million, ($22 million, net of taxes). The loss represented the write-off of deferred financing costs of $23 million, associated with the Company's debt which was refinanced, and $12.8 million of payments related primarily to the tender premium incurred in connection with the Company's cash tender offer of the Company's 10 3/4% Senior Subordinated Notes. See Note 1,"New Accounting Standards", for a discussion regarding the impact of SFAS 145.

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

          SmithKline Beecham plc ("SmithKline Beecham") has agreed to indemnify Quest Diagnostics, on an after-tax basis, against monetary payments for governmental claims or investigations relating to the billing practices of SBCL that had been settled before or were pending as of the closing date of the SBCL acquisition. SmithKline Beecham has also agreed to indemnify the Company, on an after-tax basis, against all monetary payments relating to professional liability claims of SBCL for services provided prior to the closing of the SBCL acquisition. Amounts due from SmithKline Beecham at September 30, 2002, related principally to indemnified professional liability claims discussed above, totaled approximately $11 million. The estimated reserves and related amounts due from SmithKline Beecham are subject to change as additional information regarding the outstanding claims is gathered and evaluated.

         At September 30, 2002, recorded reserves relating to billing claims approximated $10 million. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)



         In addition to the billing-related settlement reserves discussed above, the Company is involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against the Company involve claims that are substantial in amount. Some of these claims involve contracts of SBCL that were terminated following the Company's acquisition of SBCL. During the three and nine months ended September 30, 2002, the Company paid approximately $13 million and $18 million, respectively, to settle claims related to contracts of SBCL that were terminated following the Company's acquisition of SBCL. The settlements had been fully reserved for. Although management cannot predict the outcome of such proceedings or any claims made against the Company, management does not anticipate that the ultimate outcome of the various proceedings or claims will have a material adverse effect on the Company's financial position but may be material to the Company's results of operations and cash flows in the period in which such claims are resolved.

         As a general matter, providers of clinical laboratory testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance programs for claims that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. The basis for claims reserves incorporates the actuarially determined projected losses based upon the Company's historical and projected loss experience. Management believes that present insurance coverage and reserves are sufficient to cover currently estimated exposures. Although management cannot predict the outcome of any claims made against the Company, management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial position but may be material to the Company's results of operations and cash flows in the period in which such claims are resolved.

7.       COMMON STOCKHOLDERS' EQUITY

         Changes in common stockholders' equity for the nine months ended September 30, 2002 were as follows:

                                                                                            Accumulated
                                              Additional                                       Other
                                   Common       Paid-In      Accumulated     Unearned      Comprehensive   Comprehensive
                                    Stock       Capital        Deficit     Compensation        (Loss)         Income
                                  ------------------------------------------------------------------------------------
Balance,
   December 31, 2001                  $960     $1,714,676      $(362,926)     $(13,253)     $(3,470)
Net income....................                                   240,457                                     $240,457
Other comprehensive income....                                                                  633               633
                                                                                                             --------
  Comprehensive income........                                                                               $241,090
                                                                                                             ========
Issuance of common stock under
  benefit plans (373 common
  shares).....................           4         27,364
Exercise of options (1,341
  common shares)..............          13         24,238
Tax benefits associated with
  stock-based compensation
  plans .....................                      41,307
Amortization of unearned
  compensation................                                                   7,723
                                  ------------------------------------------------------------------------
Balance,
   September 30, 2002                 $977     $1,807,585      $(122,469)     $ (5,530)     $(2,837)
                                  ========================================================================

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


         Changes in common stockholders' equity for the nine months ended September 30, 2001 were as follows:

                                                                                            Accumulated
                                              Additional                                       Other
                                   Common       Paid-In      Accumulated     Unearned      Comprehensive   Comprehensive
                                    Stock       Capital        Deficit     Compensation        (Loss)         Income
                                  --------------------------------------------------------------------------------------
Balance,
   December 31, 2000                  $465    $1,591,976       $(525,111)     $(31,077)       $(5,458)
Net income....................                                   111,365                                      $111,365
Other comprehensive income....                                                                  2,218            2,218
                                                                                                              --------
Comprehensive income........                                                                                  $113,583
                                                                                                              ========
Two-for-one stock split (47,149
  common shares)..............         472          (472)
Preferred dividends declared                                         (88)
Issuance of common stock under
  benefit plans (247 common
  shares).....................           3        26,517                        (3,599)
Exercise of options (1,422
  common shares)..............          14        17,498
Shares to cover employee
  payroll tax withholdings on
  exercised options (2 common
  shares).....................                      (189)
Tax benefits associated with
  stock-based compensation
  plans.......................                    40,664
Amortization of unearned
  compensation................                                                  17,124
Other.........................                       600
                                  ------------------------------------------------------------------------
Balance,
   September 30, 2001                 $954    $1,676,594       $(413,834)     $(17,552)       $(3,240)
                                  ========================================================================

         During the nine months ended September 30, 2001, two thousand common shares were surrendered to cover employee payroll tax withholdings related to the exercise of stock options. For reporting purposes, these shares were accounted for as treasury purchases which were immediately retired.

         For the nine months ended September 30, 2001, other comprehensive income included the cumulative effect of the change in accounting for derivative financial instruments upon adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which reduced comprehensive income by approximately $1 million. In addition, in conjunction with the Company's debt refinancing, the interest rate swap agreements were terminated and the losses which were included in stockholders' equity as a component of comprehensive income were reflected as a special charge in the consolidated statements of operations for the nine months ended September 30, 2001 (see
Note 4).

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

         During the second quarter of 2002, the Company and Unilab received a request for additional information (commonly referred to as a "second request") from the Federal Trade Commission ("FTC") under the Hart-Scott-Rodino Antitrust Improvements Act (the "HSR Act") in connection with the Company's pending acquisition of Unilab. The Company and Unilab are continuing their discussions with the FTC regarding the proposed transaction, including settlement discussions, and the process is taking longer than anticipated. During the third quarter of 2002, the Company and Unilab extended the termination date of their merger agreement to November 30, 2002. All other provisions of the agreement remain in effect. The completion of the transaction is subject to completion of the HSR process and satisfaction of the other conditions to the cash election exchange offer and the agreement and plan of merger. The Company continues to believe that the transaction is not anti-competitive, and hopes to close the transaction in the fourth quarter of 2002.

         As part of the acquisition, Quest Diagnostics would acquire all of Unilab's operations, including its primary testing facilities in Los Angeles, San Jose and Sacramento, California, its more than 400 regional service and testing facilities located throughout California and its operations in Arizona. The Company expects to finance the cash portion of the purchase price and any retirements of Unilab's existing debt with the proceeds from a new $450 million five-year amortizing term loan commitment, which is available for the acquisition of Unilab, available borrowings under its unsecured revolving credit facility and its secured receivables credit facility and cash on-hand. The term loan, which is contingent upon the completion of the Unilab transaction, will carry interest at LIBOR plus 1.3125% and require principal repayments of the initial amount borrowed equal to 15%, 20%, 20%, 20% and 25% in years one through five, respectively. Effective September 20, 2002, the term loan commitment was amended to extend the maturity of the commitment from September 30, 2002 to December 31, 2002. Since the transaction has yet to close, a preliminary purchase price allocation is not practical at this time.

9.       SUMMARIZED FINANCIAL INFORMATION

         The Company's 6 3/4% senior notes due 2006, 7 1/2% senior notes due 2011 and 1 3/4% contingent convertible debentures due 2021 are guaranteed by each of the Company's wholly owned subsidiaries that operate clinical laboratories in the United States (the "Subsidiary Guarantors"). With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign and less than wholly owned subsidiaries.

         In conjunction with the Company's receivables financing in July 2000, the Company formed a new wholly owned non-guarantor subsidiary, Quest Diagnostics Receivables Incorporated ("QDRI"). The Company and the Subsidiary Guarantors, with the exception of AML, transfer all private domestic receivables (principally excluding receivables due from Medicare, Medicaid and other federal programs, and receivables due from customers of its joint ventures) to QDRI. QDRI utilizes the transferred receivables to collateralize the Company's secured receivables credit facility. The Company and the Subsidiary Guarantors provide collection services to QDRI. QDRI uses cash collections principally to purchase new receivables from the Company and the Subsidiary Guarantors.

         The following condensed consolidating financial data illustrates the composition of the combined guarantors. Investments in subsidiaries are accounted for by the parent using the equity method for purposes of the supplemental consolidating presentation. Earnings (losses) of subsidiaries are therefore reflected in the parent's investment accounts and earnings. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. On April 1, 2002, Quest Diagnostics acquired AML (see Note 3), which has been included in the accompanying condensed consolidating financial data, subsequent to the closing of the acquisition, as a Subsidiary Guarantor.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


Condensed Consolidating Statement of Operations
Nine months ended September 30, 2002

                                                              Subsidiary     Non-Guarantor
                                                Parent        Guarantors     Subsidiaries    Eliminations   Consolidated
                                                ------        ----------     ------------    ------------   ------------
Net revenues..............................     $ 552,819      $2,361,661       $368,758       $(208,952)     $3,074,286

Costs and expenses:
  Cost of services........................       364,779       1,336,666        111,626               -       1,813,071
  Selling, general and administrative.....       124,895         498,447        195,905         (11,436)        807,811
  Interest, net...........................        59,120         172,689          6,686        (197,516)         40,979
  Amortization of intangible assets.......         1,420           4,823              -               -           6,243
  Royalty (income) expense................      (186,533)        186,533              -               -               -
  Other, net..............................            64             350            628               -           1,042
                                               ---------      ----------       --------       ---------      ----------
   Total..................................       363,745       2,199,508        314,845        (208,952)      2,669,146
                                               ---------      ----------       --------       ---------      ----------
Income before taxes.......................       189,074         162,153         53,913               -         405,140
Income tax expense........................        75,091          64,861         24,731               -         164,683
                                               ---------      ----------       --------       ---------      ----------
Income before equity earnings.............       113,983          97,292         29,182               -         240,457
Equity earnings from subsidiaries.........       126,474               -              -        (126,474)              -
                                               ---------      ----------       --------       ---------      ----------
Net income................................     $ 240,457      $   97,292       $ 29,182       $(126,474)     $  240,457
                                               =========      ==========       ========       =========      ==========

Condensed Consolidating Statement of Operations
Nine months ended September 30, 2001


                                                               Subsidiary     Non-Guarantor
                                                 Parent        Guarantors     Subsidiaries    Eliminations  Consolidated
                                                 -------       ----------     ------------    ------------  ------------
Net revenues..............................     $ 446,000      $2,156,202        $328,614      $(213,485)     $2,717,331

Costs and expenses:
  Cost of services........................       327,934       1,209,313          76,773              -       1,614,020
  Selling, general and administrative.....       115,682         467,581         188,065        (11,004)        760,324
  Interest, net...........................        47,987         194,931          17,531       (202,481)         57,968
  Amortization of goodwill and other
    intangible assets.....................         3,436          30,803             442              -          34,681
  Provision for special charge............         5,997               -               -              -           5,997
  Royalty (income) expense................      (183,325)        183,325               -              -               -
  Other, net..............................         2,820            (938)          1,390              -           3,272
                                               ---------      ----------       ---------     ----------      ----------
   Total..................................       320,531       2,085,015         284,201       (213,485)      2,476,262
                                               ---------      ----------       ---------     ----------      ----------
Income before taxes and extraordinary loss       125,469          71,187          44,413              -         241,069
Income tax expense........................        52,584          36,482          19,029              -         108,095
                                               ---------      ----------       ---------     ----------      ----------
Income before equity earnings and
  extraordinary loss......................        72,885          34,705          25,384              -         132,974
Equity earnings from subsidiaries.........        42,360               -               -        (42,360)              -
                                               ---------      ----------       ---------     ----------      ----------
Income before extraordinary loss..........       115,245          34,705          25,384        (42,360)        132,974
Extraordinary loss, net of taxes..........        (3,880)        (15,567)         (2,162)             -         (21,609)
                                               ---------      ----------       ---------     ----------      ----------
Net income................................     $ 111,365      $   19,138       $  23,222     $  (42,360)     $  111,365
                                               =========      ==========       =========     ==========      ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Balance Sheet
September 30, 2002

                                                                Subsidiary     Non-Guarantor
                                                    Parent      Guarantors     Subsidiaries    Eliminations   Consolidated
                                                    ------      ----------     ------------    ------------   ------------
Assets
Current assets:
Cash and cash equivalents...................     $  101,396      $    3,736      $   8,722      $         -     $  113,854
Accounts receivable, net....................         10,285         107,835        458,341                -        576,461
Other current assets........................         88,064          59,776         91,990                -        239,830
                                                 ----------      ----------      ---------      -----------     ----------
   Total current assets.....................        199,745         171,347        559,053                -        930,145
Property, plant and equipment, net..........        226,629         319,492         25,395                -        571,516
Intangible assets, net .....................        153,889       1,613,951         43,873                -      1,811,713
Intercompany receivable (payable)...........        (39,070)        298,355       (259,285)               -              -
Investment in subsidiaries..................      1,746,049               -              -       (1,746,049)             -
Other assets................................         72,988          38,015         41,360                -        152,363
                                                 ----------      ----------      ---------      -----------     ----------
   Total assets.............................     $2,360,230      $2,441,160      $ 410,396      $(1,746,049)    $3,465,737
                                                 ==========      ==========      =========      ===========     ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses.......     $  321,468      $  261,907      $  27,032      $         -     $  610,407
Short-term borrowings and current portion of
  long-term debt............................              -          25,757        225,343                -        251,100
                                                 ----------      ----------      ---------      -----------     ----------
   Total current liabilities................        321,468         287,664        252,375                -        861,507
Long-term debt..............................        315,247         478,997          2,534                -        796,778
Other liabilities...........................         45,789          66,125         17,812                -        129,726
Common stockholders' equity.................      1,677,726       1,608,374        137,675       (1,746,049)     1,677,726
                                                 ----------      ----------      ---------      -----------     ----------
   Total liabilities and stockholders' equity    $2,360,230      $2,441,160      $ 410,396      $(1,746,049)    $3,465,737
                                                 ==========      ==========      =========      ===========     ==========


Condensed Consolidating Balance Sheet
December 31, 2001

                                                                 Subsidiary     Non-Guarantor
                                                   Parent        Guarantors     Subsidiaries    Eliminations     Consolidated
                                                   ------        ----------     ------------    ------------     ------------
Assets
Current assets:
Cash and cash equivalents...................     $        -      $  110,571      $  11,761      $         -     $  122,332
Accounts receivable, net....................          9,083          52,232        447,025                -        508,340
Other current assets........................         93,144          52,755         99,943                -        245,842
                                                 ----------      ----------      ---------      -----------     ----------
   Total current assets.....................        102,227         215,558        558,729                -        876,514
Property, plant and equipment, net..........        170,494         320,244         17,881                -        508,619
Intangible assets, net .....................        154,809       1,188,031         36,303                -      1,379,143
Intercompany receivable (payable)...........        425,735          92,378       (518,113)               -              -
Investment in subsidiaries..................      1,096,647               -              -       (1,096,647)             -
Other assets................................         75,633          54,998         35,648                -        166,279
                                                 ----------      ----------      ---------      -----------     ----------
   Total assets.............................     $2,025,545      $1,871,209      $ 130,448      $(1,096,647)    $2,930,555
                                                 ==========      ==========      =========      ===========     ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses.......     $  334,666      $  290,039      $  32,514      $         -     $  657,219
Short-term borrowings and current portion
  of long-term debt.........................             21           1,040            343                -          1,404
                                                 ----------      ----------      ---------      -----------     ----------
   Total current liabilities................        334,687         291,079         32,857                -        658,623
Long-term debt..............................        310,690         502,519          7,128                -        820,337
Other liabilities...........................         44,181          57,469         13,958                -        115,608
Common stockholders' equity.................      1,335,987       1,020,142         76,505       (1,096,647)     1,335,987
                                                 ----------      ----------      ---------      -----------     ----------
   Total liabilities and stockholders' equity    $2,025,545      $1,871,209      $ 130,448      $(1,096,647)    $2,930,555
                                                 ==========      ==========      =========      ===========     ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2002

                                                               Subsidiary   Non-Guarantor
                                                    Parent     Guarantors   Subsidiaries    Eliminations   Consolidated
                                                    ------     ----------   ------------    ------------   ------------
Cash flows from operating activities:
Net income..................................     $ 240,457      $  97,292      $  29,182      $(126,474)    $ 240,457
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization.............        33,779         57,541          5,377              -        96,697
  Provision for doubtful accounts...........         4,307         23,773        136,812              -       164,892
  Other, net................................       (78,037)         6,660         16,563        126,474        71,660
  Changes in operating assets and liabilities       93,317       (176,487)      (140,609)             -      (223,779)
                                                 ---------      ---------      ---------      ---------     ---------
Net cash provided by operating activities...       293,823          8,779         47,325              -       349,927
Net cash used in investing activities.......      (219,894)       (18,757)        (3,147)      (197,988)     (439,786)
Net cash provided by (used in) financing
  activities................................        27,467        (96,857)       (47,217)       197,988        81,381
                                                 ---------      ---------      ---------      ---------     ---------
Net change in cash and cash equivalents.....       101,396       (106,835)        (3,039)             -        (8,478)
Cash and cash equivalents, beginning of year             -        110,571         11,761              -       122,332
                                                 ---------      ---------      ---------      ---------     ---------
Cash and cash equivalents, end of period....     $ 101,396      $   3,736      $   8,722      $       -     $ 113,854
                                                 =========      =========      =========      =========     =========


Condensed Consolidating Statement of Cash Flows
Nine months ended September 30, 2001

                                                               Subsidiary   Non-Guarantor
                                                   Parent      Guarantors   Subsidiaries   Eliminations  Consolidated
                                                   ------      ----------   ------------   ------------  ------------
Cash flows from operating activities:
Net income..................................     $ 111,365      $  19,138      $ 23,222      $(42,360)    $ 111,365
Extraordinary loss, net of taxes                     3,880         15,567         2,162             -        21,609
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization.............        29,291         75,083         3,626             -       108,000
  Provision for doubtful accounts...........           664         15,554       149,452             -       165,670
  Provision for special charge..............         5,997              -             -             -         5,997
  Other, net................................        21,797         41,771       (35,662)       42,360        70,266
  Changes in operating assets and liabilities     (147,125)        45,270       (79,772)            -      (181,627)
                                                 ---------      ---------      --------      --------     ---------
Net cash provided by operating activities...        25,869        212,383        63,028             -       301,280
Net cash used in investing activities.......       (38,730)      (107,404)         (894)       (5,556)     (152,584)
Net cash provided by (used in) financing
  activities................................        12,861        (37,967)      (61,744)        5,556       (81,294)
                                                 ---------      ---------      --------      --------     ---------
Net change in cash and cash equivalents.....             -         67,012           390             -        67,402
Cash and cash equivalents, beginning of year             -        163,863         7,614             -       171,477
                                                 ---------      ---------      --------      --------     ---------
Cash and cash equivalents, end of period....     $       -      $ 230,875      $  8,004      $      -     $ 238,879
                                                 =========      =========      ========      ========     =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about half of all our costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our 2001 Annual Report on Form 10-K, with the following accounting policy adopted effective January 1, 2002:

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

         During the third quarter of 2002, we finalized our plan related to the integration of AML into our laboratory network. The plan focuses principally on improving customer service by enabling us to perform esoteric testing on the east and west coasts of the United States, and redirecting certain physician testing volumes within our national network to provide more local testing. As part of the plan, our Chantilly, Virginia laboratory, acquired as part of the AML acquisition, will become our primary esoteric testing laboratory and hospital service center for the eastern United States and will complement our Nichols Institute esoteric testing facility in San Juan Capistrano, California. Esoteric testing volumes will be redirected within our national network to provide customers with improved turnaround time and customer service. Certain routine clinical laboratory testing currently performed in our Chantilly, Virginia laboratory will transition over time to other testing facilities within our regional laboratory network. A reduction in staffing will occur as we execute the integration plan and consolidate duplicate or overlapping functions and facilities. Employee groups being affected as a result of this plan include those involved in the collection and testing of specimens, as well as administrative and other support functions.

         In connection with the AML integration plan, we recorded $11 million of costs associated with executing the plan. The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of the total costs indicated above, $9.5 million, related to actions that impact the employees and operations of AML, was accounted for as a cost of the AML acquisition and included in goodwill. Of the $9.5 million, $5.9 million related to employee severance benefits for approximately 200 employees, with the remainder primarily related to contractual obligations associated with leased facilities and equipment. In addition, $1.5 million of integration costs, related to actions that impact Quest Diagnostics' employees and operations and comprised principally of employee severance benefits for approximately 100 employees, were accounted for as a charge to earnings in the third quarter of 2002 and included in "other, net" within the consolidated statements of operations. While the majority of the integration costs are expected to be paid in 2003, there are certain severance and facility exit costs that have payment terms extending beyond 2003. We plan to fund the costs to integrate AML through cash from operations. Upon completion of the AML integration, we expect to realize approximately $15 million of annual synergies and we expect to achieve this annual rate of synergies by the end of 2003.

         Unilab Corporation

         On April 2, 2002, we entered into a definitive agreement with Unilab Corporation ("Unilab"), which provides that we will acquire all of the outstanding shares of Unilab common stock. See Note 8 to the interim consolidated financial statements for a full discussion of this transaction.

         We hope to close the transaction in the fourth quarter of 2002, and estimate that we will incur up to $20 million of costs to integrate Quest Diagnostics and Unilab. A significant portion of these costs is expected to require cash outlays and is expected to primarily relate to severance and other integration-related costs during 2003, including the elimination of excess capacity and workforce reductions. These estimates are preliminary and will be subject to revisions as integration plans are developed and finalized. To the extent that the costs relate to actions that impact the employees and operations of Unilab, such costs will be accounted for as a cost of the Unilab acquisition and included in goodwill. To the extent that the costs relate to actions that impact Quest Diagnostics' employees and operations, such costs will be accounted for as a charge to earnings in the period that the integration plans are approved and communicated. We hope to finalize and record these costs during the fourth quarter of 2002.

Results of Operations

         Three and Nine months ended September 30, 2002 Compared with Three and Nine months ended September 30, 2001

         Reported net income for the three months ended September 30, 2002 increased to $87 million from $50 million for the prior year period. Net income for the three months ended September 30, 2002 increased by $28 million, or 47%, from $59 million for the three months ended September 30, 2001, assuming that the nonamortization provisions of SFAS 142 had been in effect in 2001. This increase in earnings was primarily attributable to revenue growth, driven by improvements in clinical testing volume and average revenue per requisition, and improved efficiencies generated from our Six Sigma and Standardization initiatives, partially offset by increases in employee compensation and supply costs, depreciation expense and investments in our information technology strategy and strategic growth opportunities. In addition, we estimate that the September 11th, 2001 national tragedy reduced our net revenues for the third quarter of 2001 by approximately $8 million, or 1%
of net revenues, and reduced net income during the third quarter of 2001 by approximately $3 million.

         Reported net income for the nine months ended September 30, 2002 increased to $240 million from $111 million for the prior year period. Assuming that the nonamortization provisions of SFAS 142 had been in effect in 2001, net income for the nine months ended September 30, 2001 would have been $138 million. In addition, results for the nine months ended September 30, 2001 included an extraordinary loss of $36 million ($22 million, net of taxes) and a special charge of $6.0 million ($3.6 million, net of taxes), both of which were incurred in conjunction with our debt refinancing in the second quarter of 2001. Assuming that SFAS 142 had been in effect during 2001, and excluding the extraordinary loss and special charge in 2001, income for the nine months ended September 30, 2002 increased by $77 million, compared to the prior year period, an increase of 47%. This increase in earnings was primarily attributable to revenue growth, driven by improvements in clinical testing volume and average revenue per requisition, improved efficiencies generated from our Six Sigma and Standardization initiatives, and a reduction in net interest expense, partially offset by increases in employee compensation and supply costs, depreciation expense and investments in our information technology strategy and strategic growth opportunities.

         Net Revenues

         Net revenues for the three and nine months ended September 30, 2002 grew by 17.2% and 13.1%, respectively, compared to the prior year period. The acquisition of AML, which was completed on April 1, 2002, contributed approximately 55% and 45% to the increase in net revenues for the three and nine months ended September 30, 2002. For the three and nine months ended September 30, 2002, clinical testing volume, measured by the number of requisitions, increased 13.7% and 9.4%, respectively, compared to the prior year period. Assuming AML had been part of Quest Diagnostics in 2001, clinical testing volume would have increased above the prior year levels by 5.0% and 4.0%, respectively, on a pro forma basis, for the three and nine months ended September 30, 2002. Our clinical testing volume and revenue comparisons to the prior year were impacted by the events of September 11th, 2001, and reduced revenues by approximately $8 million and requisition volume by approximately 1% during the third quarter of 2001. We continue to see strong growth in our gene-based and esoteric testing with gene-based testing revenues growing at more than 20%, compared to the prior year. Our drugs-of-abuse testing business which accounted for approximately 8% of our volume and 4% of our revenues, remained essentially flat during the third quarter of 2002, compared to the prior year period. This is a significant improvement from the 9% year-over-year volume decline experienced in the second quarter of 2002, which had the impact of reducing total company volume by approximately 1%. The improvement is the result of a temporary increase in drug screenings for potential candidates for newly created airport security positions within the Federal Aviation Administration ("FAA"). The additional volume from the FAA is expected to scale back to normal levels early in the fourth quarter of 2002. Average revenue per requisition increased 2.9% and 3.1%, respectively, for the three and nine months ended September 30, 2002, compared to the prior year period. The improvement in average revenue per requisition was primarily attributable to a continuing shift in test mix to higher value testing, including gene-based testing, which contributed more than half of the improvement, and a shift in payer mix to higher priced fee-for-service reimbursement.

         Operating Costs and Expenses

         Total operating costs for the three and nine months ended September 30, 2002 increased $111 million and $247 million, respectively, from the prior year period primarily due to increases in our clinical testing volume, largely as a result of the AML acquisition, employee compensation and supply costs and depreciation expense; partially offset by a reduction in bad debt expense. While our cost structure has been favorably impacted by the synergies realized as a result of the integration of SmithKline Beecham Clinical Laboratories, Inc. ("SBCL") and the improved efficiencies generated from our Six Sigma and Standardization initiatives, we continue to make investments to enhance our infrastructure to pursue our overall business strategy. These investments include those related to:

         o Skills training for all employees, which together with our competitive pay and benefits, helps to increase employee satisfaction and performance, which we believe will result in better service to our customers;

         o Our information technology strategy, which is designed to result in better service to our customers; and

         o    Our strategic growth opportunities.

         Cost of services, which includes the costs of obtaining, transporting and testing specimens was 59.0% of net revenues for the three months ended September 30, 2002, decreasing from 59.3% in the prior year period. For the nine months ended September 30, 2002, costs of services, as a percentage of net revenues, decreased to 59.0% from 59.4% a year ago. The positive impact of our Six Sigma and Standardization efforts and the increase in average revenue per requisition, which reduced cost of services as a percentage of net revenues, was partially offset by the addition of AML's higher cost of services as of April 1, 2002.

         Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased during the three months ended September 30, 2002 as a percentage of net revenues to 25.7% from 27.8% in the prior year period. For the nine months ended September 30, 2002, selling, general and administrative expenses decreased as a percentage of net revenues to 26.3% from 28.0% in the prior year period. These decreases were primarily due to efficiencies from our Six Sigma and Standardization efforts, in particular bad debt expense, the improvement in average revenue per requisition and the addition of AML's cost structure as of April 1, 2002. During the third quarter of 2002, bad debt expense improved to 5.1% of net revenues, compared to 6.1% of net revenues a year ago. For the nine months ended September 30, 2002, bad debt expense was 5.4% of net revenues, compared to 6.1% of net revenues in the prior year. The improvements in bad debt expense were principally attributable to the continued progress that we have made in our overall collection experience through process improvements, driven by our Six Sigma and Standardization initiatives. These improvements primarily relate to the collection of diagnosis, patient and insurance information necessary to effectively bill for services performed. We believe that our Six Sigma and Standardization initiatives will provide additional opportunities to further improve our overall collection experience.

         Interest, Net

         Net interest expense for the three and nine months ended September 30, 2002 decreased from the prior year periods by $1.4 million and $17.0 million, respectively. For the three months ended September 30, 2002, the reduction was primarily due to a favorable interest rate environment, compared to the prior year period. For the nine months ended September 30, 2002, the reduction was primarily due to the favorable impact of our debt refinancings in 2001 and a favorable interest rate environment.

         Amortization of Goodwill and Other Intangible Assets

         Amortization of goodwill and other intangible assets for the three and nine months ended September 30, 2002 decreased from the prior year period by $9.4 million and $28 million, respectively, principally as the result of adopting SFAS 142, effective January 1, 2002. See Note 2 to the interim consolidated financial statements for further details regarding the impact of SFAS 142.

         Provision for Special Charge

         During the second quarter of 2001, we recorded a special charge of $6 million in connection with the refinancing of our debt and settlement of our interest rate swap agreements. Prior to our debt refinancing in June 2001, our secured credit agreement required us to maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with a portion of our variable interest rate indebtedness. These interest rate swap agreements were considered a hedge against changes in the amount of future cash flows associated with the interest payments of our variable rate debt obligations. Accordingly, the interest rate swap agreements were recorded at their estimated fair value in our consolidated balance sheet and the related losses on these contracts were deferred in stockholders' equity as a component of comprehensive income. In conjunction with the debt refinancing, the interest rate swap agreements were terminated and the losses, which were reflected in stockholders' equity as a component of comprehensive income, were reflected as a special charge in the consolidated statement of operations for the nine months ended September 30, 2001.

         Minority Share of Income

         Minority share of income for the three and nine months ended September 30, 2002 increased from the prior year level, primarily due to the improved performance of our consolidated joint ventures.

         Other, Net

         "Other, net", which represents income for each of the periods presented, and includes equity earnings from our unconsolidated joint ventures and miscellaneous gains and losses, increased $1.7 million and $6.9 million, for the three and nine months ended September 30, 2002, respectively. For the three-month period, the increase was primarily due to a $3.8 million gain on an investment, partially offset by a $1.5 million charge associated with the integration of AML, both of which were recorded in the third quarter of 2002. For the nine-month period, the increase was principally due to improved operating performance at our unconsolidated joint ventures, which generated an increase of $4.0 million in equity earnings. The nine-month period of 2001 reflects the net impact of writing off $7.0 million of impaired assets, partially offset by a $6.3 million gain on the sale of an investment.

         Income Taxes

         During 2001, our effective tax rate was significantly impacted by goodwill amortization, the majority of which was not deductible for tax purposes, and had the effect of increasing the overall tax rate. The reduction in the effective tax rate for the three and nine months ended September 30, 2002 was primarily due to the reduction in amortization of goodwill (as a result of adopting SFAS 142, effective January 1, 2002) the majority of which was not deductible for tax purposes.

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

         EBITDA

         EBITDA represents income before net interest expense, income taxes, depreciation and amortization, and special items in 2001. The special items represented the extraordinary loss and the special charge associated with our debt refinancing in the second quarter of 2001. EBITDA is presented and discussed because management believes it is a useful adjunct to net income and other measurements under accounting principles generally accepted in the United States since it is a meaningful measure of a company's performance and ability to meet its future debt service requirements, fund capital expenditures and meet working capital requirements. EBITDA is not a measure of financial performance under accounting principles generally accepted in the United States and should not be considered as an alternative to (i) net income (or any other measure of performance under accounting principles generally accepted in the United States) as a measure of performance or (ii) cash flows from operating, investing or financing activities as an indicator of cash flows or as a measure of liquidity.

         EBITDA for the three months ended September 30, 2002 improved to $192 million, or 18.2% of net revenues, from $142 million, or 15.7% of net revenues, in 2001. For the nine months ended September 30, 2002, EBITDA improved to $543 million, or 17.7% of net revenues, from $413 million, or 15.2% of net revenues, in 2001. The increases in EBITDA were primarily due to revenue growth, driven by improvements in clinical testing volume and average revenue per requisition, and improved efficiencies generated from our Six Sigma and Standardization initiatives, partially offset by increases in employee compensation and supply costs, and investments in our information technology strategy and strategic growth opportunities. The improvements in EBITDA as a percentage of net revenues were also driven by these same factors and were partially offset by the acquisition of AML, which had EBITDA percentages lower than those of Quest Diagnostics.

         Impact of Contingent Convertible Debentures on Diluted Earnings per Common Share

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

         The if-converted method is used in determining the dilutive effect of the Debentures in periods when the holders of such securities are permitted to exercise their conversion rights. As of and for the three and nine months ended September 30, 2002, the holders of our Debentures did not have the ability to exercise their conversion rights. Had the requirements to allow the holders to exercise their conversion rights been met and the Debentures remained outstanding for the entire period, diluted earnings per common share would have been reduced by approximately 2% during the quarter and nine months ended September 30, 2002.

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

         At September 30, 2002 and December 31, 2001, the fair value of our debt was estimated at approximately $1.1 billion and $857 million, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At September 30, 2002 and December 31, 2001, the estimated fair value exceeded the carrying value of the debt by approximately $78 million and $35 million, respectively. An assumed 10% increase in interest rates (representing approximately 50 basis points) would potentially reduce the estimated fair value of our debt by approximately $10 million and $26 million at September 30, 2002 and December 31, 2001, respectively.

         Our Debentures have a contingent interest component that will require us to pay contingent interest based on certain thresholds, as outlined in the Indenture. The contingent interest component, which is more fully described in
Note 12 to the Consolidated Financial Statements contained in our 2001 Annual Report on Form 10-K, is considered to be a derivative instrument subject to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. As such, the derivative was recorded at its fair value in the consolidated balance sheet and was not material at September 30, 2002 and December 31, 2001.

         Borrowings under our unsecured revolving credit facility under our Credit Agreement and our secured receivables credit facility are subject to variable interest rates. Interest rates on our unsecured revolving credit facility are also subject to a pricing schedule that fluctuates over an approximate range of 50 basis points, based on changes in our credit rating. As such, our borrowing cost under these credit facilities will be subject to both fluctuations in interest rates and changes in our credit rating. As of September 30, 2002, our borrowing rate for LIBOR-based loans was LIBOR plus 1.3125%. At September 30, 2002 and December 31, 2001, we had approximately $232 million and $7 million, respectively, of variable interest rate debt outstanding, which included $225 million outstanding under our secured receivables credit facility at September 30, 2002.

         Based on our net exposure to interest rate changes, an assumed 10% change in interest rates on our variable rate indebtedness (representing approximately 20 basis points) would impact net interest expense by approximately $0.4 million on an annual basis, assuming no changes to the debt outstanding at September 30, 2002.

Liquidity and Capital Resources

         Cash and Cash Equivalents

         Cash and cash equivalents at September 30, 2002 totaled $114 million, compared to $122 million at December 31, 2001. Cash flows from operating activities in 2002 provided cash of $350 million, which along with cash flows from financing activities of $81 million, were used to fund investing activities, which required cash of $440 million. Cash and cash equivalents at September 30, 2001 totaled $239 million, an increase of $67 million from December 31, 2000. Cash flows from operating activities in 2001 provided cash of $301 million, which was used to fund investing and financing activities, which required cash of $234 million.

         Cash From Operating Activities

         Net cash from operating activities for 2002 was $49 million higher than the 2001 level. This increase was primarily due to improved operating performance, efficiencies in our billing and collection processes, and a reduction in SBCL integration costs paid. The increase was partially offset by settlement payments, primarily related to contractual disputes previously reserved for, and a decrease in accrued interest expense reflecting a change in the timing of scheduled interest payments. The year-over-year comparisons were also impacted by the payment of indemnified tax matters in 2002 and cash received from Corning Incorporated in 2001 related to an indemnified billing-related claim. Days sales outstanding, a measure of billing and collection efficiency, decreased to 51 days at September 30, 2002 from 54 days at December 31, 2001.

         Cash From Investing Activities

         Net cash used in investing activities in 2002 was $440 million, consisting primarily of acquisition and related costs of $334 million, primarily to acquire the outstanding voting stock of AML, and capital expenditures of $118 million. Net cash used in investing activities in 2001 was $153 million, consisting primarily of capital expenditures of $110 million, acquisition and related costs of $56 million, including $47 million to acquire the assets of Clinical Laboratories of Colorado, Inc., and $22 million in proceeds from the disposition of assets, principally related to the sale of an investment in the second quarter of 2001.

         Cash From Financing Activities

         Net cash provided by financing activities in 2002 was $81 million, consisting primarily of the net cash activity associated with our acquisition of AML and proceeds from the exercise of stock options. We financed AML's all-cash purchase price of approximately $335 million and related transaction costs, together with the repayment of approximately $150 million of acquired AML debt and accrued interest with cash on-hand, $300 million of borrowings under our existing secured receivables credit facility and $175 million of borrowings under our existing unsecured revolving credit facility. During the second and third quarters of 2002, we repaid all of the $175 million borrowed under our unsecured revolving credit facility and $75 million borrowed under our secured receivables credit facility, respectively.

         Net cash used in financing activities for 2001 was $81 million, consisting primarily of the net cash activity associated with our debt refinancing in the second quarter of 2001 and debt prepayments of $56 million in the third quarter of 2001, partially offset by $17.5 million of proceeds from the exercise of stock options. During the second quarter of 2001, we refinanced the majority of our long-term debt. The gross proceeds of $722 million from our senior notes offering and the new term loan under our unsecured credit agreement, together with cash on-hand, was used to repay the entire outstanding principal under our then existing secured credit agreement and to consummate the cash tender offer and consent solicitation for our Subordinated Notes. Of the $790 million in debt repayments for the nine months ended September 30, 2001, $584 million related to the repayment of the entire outstanding principal under our then existing secured credit agreement and $147 million represented the aggregate principal amount of outstanding Subordinated Notes which were tendered. During the remainder of 2001, we redeemed all of the remaining $3 million of our outstanding Subordinated Notes. During 2001, we incurred approximately $31 million of costs associated with the debt refinancing. Of that amount, $25 million was included in financing activities and principally represented $12 million of costs associated with placing the new debt, and a $12.8 million tender premium incurred in conjunction with our cash tender offer of the Subordinated Notes, which was included in the extraordinary loss recorded in the second quarter of 2001. The remaining $6 million was reflected in cash from operations and represented the cost to settle the interest rate swap agreements on the debt which was refinanced.

         Dividend Policy

         We have never declared or paid cash dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to retire debt and fund the growth of our business.

         Contractual Obligations and Commitments

         A full description of the terms of our indebtedness, related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 12 to the Consolidated Financial Statements in our 2001 Annual Report on Form 10-K. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases, noncancelable commitments to purchase products or services, and reserves with respect to insurance claims at December 31, 2001 is contained in Note 17 to the Consolidated Financial Statements in our 2001 Annual Report on Form 10-K. See
Note 6 to the interim consolidated financial statements for information regarding the status of billing-related claims. See Note 3 to the interim consolidated financial statements for a full discussion and analysis regarding our acquisition of AML.

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

         On September 24, 2002, we reduced the size of our secured receivables credit facility from $300 million to $250 million, because our borrowing capacity and cash generation are more than sufficient to meet our current and anticipated needs. Prompting our decision to reduce the size of the secured receivables credit facility was the decision by one of the banks to not renew its participation. Another bank in the group offered to increase its participation to fully offset the exiting bank. We did not accept this offer for the reasons cited above.

         On October 24, 2002, we repaid $60 million of the borrowings outstanding under our secured receivables credit facility. Since the acquisition of AML on April 1, 2002, we have repaid $310 million of the $475 million borrowed to complete the AML acquisition.

         On April 2, 2002, we entered into a definitive agreement with Unilab to acquire all of the outstanding shares of Unilab common stock and assume Unilab's debt of approximately $200 million. See Note 8 to the interim consolidated financial statements for a full discussion and analysis regarding the transaction.

         Unconsolidated Joint Ventures

         At September 30, 2002 and December 31, 2001, we had investments in unconsolidated joint ventures in Phoenix, Arizona; Indianapolis, Indiana; and Dayton, Ohio. At September 30, 2002, as a result of the AML acquisition, we also had an investment in an unconsolidated joint venture in Chesapeake, Virginia. Our investments in unconsolidated joint ventures are accounted for under the equity method of accounting. We believe that our transactions with our joint ventures are conducted at arm's length, reflecting current market conditions and pricing. Total annual net revenues of our unconsolidated joint ventures, on a combined basis, are less than 6% of our consolidated net revenues. As of September 30, 2002 and December 31, 2001, total assets associated with our unconsolidated joint ventures are less than 3% of our consolidated total assets. We have no material obligations or guarantees to, or in support of, our unconsolidated joint ventures and their operations.

         Requirements and Capital Resources

         We estimate that we will invest approximately $160 million to $165 million during 2002 for capital expenditures, principally related to investments in information technology, equipment, and facility upgrades and expansions. Other than the reduction for outstanding letters of credit under our unsecured revolving credit facility, which approximated $33 million at September 30, 2002, all of our $325 million unsecured revolving credit facility remains available to us for future borrowing. In addition, after repaying $60 million of principal outstanding under our secured receivables credit facility on October 24, 2002, $85 million of that facility remains available to us for future borrowing.

         We believe that cash from operations and our borrowing capacity under our revolving credit facilities will provide sufficient financial flexibility to meet seasonal working capital requirements and to fund capital expenditures, debt service requirements and additional growth opportunities for the foreseeable future. Improvements in our industry and in particular our financial performance have resulted in improvements to our credit ratings from both Standard & Poor's and Moody's Investor Services. Our investment grade credit ratings have had a favorable impact on our cost of and access to capital. We believe that our improved financial performance should provide us with access to additional financing, if necessary, to fund growth opportunities that cannot be funded from existing sources.

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

         We would like to take advantage of the "safe harbor" provisions of the Litigation Reform Act in connection with the forward-looking statements included in this document. The risks and other factors that could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements may include, but are not limited to, unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, conditions of the economy and other factors described in our 2001 Annual Report on Form 10-K and subsequent filings.

Item 4. Controls and Procedures

(a) Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

(b) There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of such evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 6 to the interim consolidated financial statements for information regarding the status of government investigations and private claims, including those related to SBCL.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         10.1 First Amendment to Credit Agreement dated as of September 20, 2002 among Quest Diagnostics Incorporated, certain subsidiary guarantors of the Company, the lenders party thereto, and Bank of America, N.A., as Administrative Agent.

         10.2 Waiver and Amendment No. 4 to the Amended and Restated Credit and Security Agreement dated as of September 24, 2002 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Initial Servicer, each of the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent.

         10.3 Omnibus Amendment to the Amended and Restated Credit and Security Agreement dated as of October 15, 2002 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Initial Servicer, each of the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent.

         10.4 Amendment No. 3 to the Agreement and Plan of Merger, dated as of September 25, 2002 among the Company, Quest Diagnostics Newco Incorporated and Unilab Corporation (incorporated by reference to Exhibit (a) (ii) of Amendment No. 12 to the Company's Schedule T-O with respect to Unilab Corporation).

         10.5 The Quest Diagnostics Incorporated 1996 Employee Equity Participation Program, as amended.

         10.6 The Quest Diagnostics Incorporated Stock Option Plan for Non-Employee Directors, as amended.


(b)      Report on Form 8-K:

         On August 13, 2002, the Company filed a current report on Form 8-K (Date of Report: August 12, 2002) reporting under Item 9 sworn statements of its Chief Executive Officer and Chief Financial Officer pursuant to Securities and Exchange Commission Order 4-460 and Section 906 of the Sarbanes-Oxley Act of 2002.

                                   Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


October 31, 2002

Quest Diagnostics Incorporated



By   /s/ Kenneth W. Freeman
    -----------------------
         Kenneth W. Freeman               Chairman of the Board and
                                          Chief Executive Officer


By   /s/ Robert A. Hagemann
    -----------------------
         Robert A. Hagemann               Vice President and
                                          Chief Financial Officer

                                 Certifications
I, Kenneth W. Freeman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Quest Diagnostics Incorporated;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 31, 2002

By  /s/ Kenneth W. Freeman
    ----------------------
        Kenneth W. Freeman
        Chairman of the Board and
        Chief Executive Officer

I, Robert A. Hagemann, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Quest Diagnostics Incorporated;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

October 31, 2002

By  /s/ Robert A. Hagemann
    ----------------------
        Robert A. Hagemann
        Vice President and
        Chief Financial Officer