Form 10-K
period 2002-12-31
QUEST DIAGNOSTICS INC
filed 2003-02-28
CIK 1022079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

                                                        [Quest Diagnostics Logo]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2002
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).  Yes  X   No ___

As of June 28, 2002, the aggregate market value of the approximately 74.6 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $6.4 billion, based on the closing price on such date of the Company's Common Stock on the New York Stock Exchange.

As of February 28, 2003, there were outstanding 105,181,208 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference
                                                 Part of Form 10-K into
Document                                           which incorporated
--------                                         ----------------------

Portions of the registrant's Proxy Statement
to be filed by April 30, 2003 ................         Part  III

Such Proxy Statement, except for portions thereof, which have been specifically incorporated by reference, shall not be deemed "filed" as part of this report on Form 10-K.

                                     PART I
Item 1. Business

Overview

     We are the nation's leading provider of diagnostic testing, information and services, providing insights that enable physicians, hospitals, managed care organizations and other healthcare professionals to make decisions to improve health. We offer patients and physicians the broadest access to diagnostics laboratory services through our national network of laboratories and patient service centers. We provide interpretive consultation through the largest medical and scientific staff in the industry, with over 300 physicians and Ph.D.'s around the country. We are the leading provider of esoteric testing, including gene-based testing, and testing for drugs of abuse. We are also a leading provider of anatomic pathology services and testing for clinical trials. We empower healthcare organizations and clinicians with state-of-the-art connectivity solutions that improve patient care.

     During 2002, we generated net revenues of $4.1 billion and processed over 115 million requisitions for testing. After giving effect to our recent acquisition of Unilab Corporation, we process over 130 million requisitions on an annual basis. Each requisition form accompanies a patient specimen, indicating the tests to be performed and the party to be billed for the tests. Our customers include physicians, hospitals, managed care organizations, employers, governmental institutions and other independent clinical laboratories.

     We currently operate a nationwide network of approximately 1,700 patient service centers, principal laboratories located in more than 30 major metropolitan areas throughout the United States, and approximately 140 smaller "rapid response" laboratories (including, in each case, facilities operated at our joint ventures and facilities operated by Unilab Corporation which we acquired in February 2003). We are the only company in our industry to provide full esoteric testing services, including gene-based testing, on both coasts through our Quest Diagnostics Nichols Institute facilities, located in San Juan Capistrano, California and Chantilly, Virginia. We also have laboratory facilities in Mexico City, Mexico and San Juan, Puerto Rico and near London, England.

     We are a Delaware corporation. We sometimes refer to ourselves and our subsidiaries as the "Company". We are the successor to MetPath Inc., a New York corporation that was organized in 1967. From 1982 to 1996, we were a subsidiary of Corning Incorporated ("Corning"). On December 31, 1996, Corning distributed all of the outstanding shares of our common stock to the stockholders of Corning. In August 1999, we completed the acquisition of SmithKline Beecham Clinical Laboratories, Inc. ("SBCL"), which operated the clinical laboratory business of SmithKline Beecham plc ("SmithKline Beecham").

     Our principal executive offices are located at One Malcolm Avenue, Teterboro, New Jersey 07608, telephone number: (201) 393-5000. Our filings with the Securities and Exchange Commission (the "SEC"), including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Our Internet website is located at http://www.questdiagnostics.com.

The United States Clinical Laboratory Testing Market

     Clinical laboratory testing is an essential element in the delivery of healthcare services. Physicians use laboratory tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical laboratory testing is generally categorized as clinical testing and anatomic pathology testing. Clinical testing is performed on body fluids, such as blood and urine. Anatomic pathology testing is performed on tissues and other samples, such as human cells. Most clinical laboratory tests are considered routine and can be performed by most independent clinical laboratories. Tests that are not routine and that require more sophisticated equipment and highly skilled personnel are considered esoteric tests. Esoteric tests, including gene-based tests, are generally referred to laboratories that specialize in performing those tests.

     We believe that the United States diagnostics testing industry had over $36 billion in annual revenues in 2002. Most laboratory tests are performed by one of three types of laboratories: independent clinical laboratories; hospital-affiliated laboratories; and physician-office laboratories. In 2002, we believe that hospital-affiliated laboratories performed over one half of the clinical laboratory tests in the United States, independent clinical laboratories performed approximately one-third of those tests, and physician-office laboratories performed the balance.

     After years of declining reimbursement and reduced test utilization during the early to mid-1990s, the underlying fundamentals of the diagnostics testing industry have improved during the last several years. During the early 1990s, the industry was negatively impacted by significant government regulation and investigations into various billing practices. In addition, the rapid growth of managed care, as a result of the need to reduce overall healthcare costs, and excess laboratory testing capacity, led to revenue and profit declines across the diagnostics testing industry, which in turn led to industry consolidation, particularly among commercial laboratories. As a result of these dynamics, fewer but larger commercial laboratories have emerged, which have greater economies of scale, rigorous programs designed to assure compliance with government billing regulations and other laws, and a more disciplined approach to pricing services. These changes have resulted in improved profitability and a reduced risk of non-compliance with complex government regulations. At the same time, a slowdown in the growth of managed care and decreasing influence by managed care organizations on the ordering of clinical laboratory testing by physicians has contributed to renewed growth in testing volumes and further improvements in profitability since 1999.

     We believe that during the next several years, the industry will continue to experience revenue growth of approximately 5% per year and, in the longer term, we expect industry revenue growth to increase as much as 7% per year due to the following factors:

     o    general expansion and aging of the United States population;

     o increasing focus on early detection and prevention as a means to reduce the overall cost of healthcare and development of more sophisticated and specialized tests for early detection of disease and disease management;

     o continuing research and development in the area of genomics and proteomics, which is expected to yield new genetic tests and techniques;

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

Business Strategy

     Our mission is to be recognized by our customers and employees as the best provider of comprehensive and innovative diagnostic testing, information and related services. The principal components of this strategy are to:

     o    Capitalize on Our Leading Position Within the Laboratory Testing
          Market: We are the leader in our core clinical laboratory testing business offering the broadest national access to clinical laboratory testing services, with facilities in substantially all of the major metropolitan areas in the United States. We currently operate a nationwide network of approximately 1,700 patient service centers, principal laboratories located in more than 30 major metropolitan areas throughout the United States and about 140 smaller "rapid response" laboratories that enable us to serve physicians, managed care organizations, hospitals, employers and other healthcare providers and their patients throughout the United States. We believe that customers will increasingly seek to utilize laboratory testing companies that have a nationwide presence and offer a comprehensive range of services and that, as a result, we will be able to profitably enhance our market position.

     o Compete Through Providing the Highest Quality Services: We intend to become recognized as the quality leader in the healthcare services industry. We are implementing a Six Sigma initiative throughout our organization. Six Sigma is a management approach that requires a thorough understanding of customer needs and requirements, process discipline, rigorous tracking and measuring of services, and training of employees in methodologies so that they can be held accountable for improving results. During the second half of 2001, we began to integrate our Six Sigma initiative with our initiative to standardize operations and processes across all of Quest Diagnostics by adopting identified company best practices. We plan to continue these initiatives during the next several years and expect that successful implementation of these initiatives will result in measurable improvements in customer satisfaction as well as significant economic benefits. The Quest Diagnostics Nichols Institute was the first clinical laboratory in North America to achieve ISO-9001 certification. Two of our clinical trials laboratories and our diagnostic kits facility have also achieved ISO-9001 certification. In addition, five of our laboratories, including a forensic toxicology laboratory, have achieved ISO-9002 certification. These certifications are international standards for quality management systems.

     o Continue to Lead Innovation: We intend to build upon our reputation as a leading innovator in the clinical laboratory industry by continuing to introduce new tests, technology and services. As the industry leader with the largest and broadest network and the leading provider of esoteric testing, including gene-based testing, we believe that we are the best channel for developers of new technology and tests to introduce their products to the marketplace. Through our relationship with members of the academic community and pharmaceutical and biotechnology firms, as well as our collaboration with emerging medical technology companies that develop and commercialize novel diagnostics, pharmaceutical and device technologies, we believe that we are one of the leaders in transferring technical innovation to the market.

          During 2002, through our research and development, marketing and commercial alliance with Roche Diagnostics, we were the first laboratory to offer several new tests of Roche, including its Elecsys NT-proBNP test (which aids in the diagnostics of congestive heart failure). We entered into a relationship with Celera Diagnostics that gives us access to potentially significant markers for the risk of cardiovascular disease, the leading cause of death in the United States, and diabetes. We also established a relationship with Correlogic Systems and gained access to its new ovarian cancer blood test, which we expect will be available to the marketplace later in 2003.

          In addition, we continue to introduce new tests that we develop at Nichols Institute, one of the leading esoteric testing laboratories in the world and the largest provider of molecular diagnostics testing in the United States. During 2002, we developed and introduced a new test called CF Complete'TM' for the diagnosis of cystic fibrosis in high risk patients. The CF Complete'TM' test is the only test that sequences the entire CF gene and its 1,000 mutations. We are expanding DNA based testing in the clinical laboratory to provide enhanced sensitivity, accuracy and reliability of this next generation technology.

          We believe that, with the unveiling of the human genome, new genes and the linkages of genes with disease will continue to be discovered at an accelerating pace, leading to research that will result in ever more complex and thorough predictive, diagnostic and therapeutic testing. We believe that we are well positioned to capture much of this growth.

          We continue to invest in the development and improvement of our connectivity products for customers and providers by developing differentiated products that will provide friendlier, easier access to ordering and resulting of laboratory tests and patient-centric information. In February 2003, we launched our eMaxx'TM' Internet portal to physicians nationwide, which enables doctors to order diagnostic tests and review laboratory results online, as well as check patients' insurance eligibility in real time and view clinical information from many sources.

     o Pursue Strategic Growth Opportunities: We intend to continue to leverage our network in order to capitalize on targeted strategic growth opportunities both inside and outside our core clinical laboratory testing business. These opportunities are more fully described under "Strategic Growth Opportunities" and include expanding our gene-based and specialty testing capabilities, expanding our geographic presence across the United States, and continuing to make selective acquisitions and developing connectivity products for customers and providers.

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

Recent Acquisitions

     On February 26, 2003, we accepted for payment more than 99% of the outstanding capital stock of Unilab Corporation, or Unilab, the leading independent clinical laboratory in California. On February 28, 2003, we acquired the remaining shares of Unilab through a merger. In connection with the acquisition, we issued approximately 7.4 million shares of Quest Diagnostics common stock (including 0.3 million shares of Quest Diagnostics common stock reserved for outstanding stock options of Unilab which were converted upon the completion of the acquisition into options to acquire shares of Quest Diagnostics common stock), paid $297 million in cash and we plan to repay substantially all of Unilab's outstanding indebtedness. Unilab, which generated net revenues of approximately $425 million in 2002, has three regional laboratories, approximately 365 patient service centers and 35 rapid response laboratories and approximately 4,100 employees. We expect to incur up to $20 million of costs during 2003 and 2004 to integrate Unilab and our existing California operations. Upon completion of the Unilab integration, we expect to realize approximately $25 million to $30 million of annual synergies. We expect to achieve this annual rate of synergies by the end of 2005.

     In connection with the acquisition of Unilab, as part of a settlement agreement with the United States Federal Trade Commission, we entered into an agreement to sell to Laboratory Corporation of America Holdings, Inc., or LabCorp, certain assets in northern California, including the assignment of agreements with four independent physician associations ("IPA") and leases for 46 patient service centers (five of which also serve as rapid response laboratories) for $4.5 million. Approximately $27 million in annual net revenues are generated by capitated fees under the IPA contracts and associated fee-for-service testing for physicians whose patients use these patient service centers, as well as from specimens received directly from the IPA physicians.

     On April 1, 2002, we acquired American Medical Laboratories, Incorporated, or AML, and an affiliated company of AML, LabPortal, Inc., a provider of electronic connectivity products, in an all-cash transaction valued at approximately $500 million, which included the assumption of approximately $160 million in debt. AML is a national provider of esoteric testing to hospitals and specialty physicians and is a leading provider of diagnostics testing services in the Nevada and metropolitan Washington, D.C. markets. The Company's Chantilly, Virginia laboratory, acquired as part of the AML acquisition, has become the primary esoteric testing laboratory and hospital service center for the eastern United States and will complement our Nichols Institute esoteric testing facility in San Juan Capistrano, California. Esoteric testing volumes will be redirected within our national network to provide customers with improved turnaround time and customer service. Certain routine clinical laboratory testing currently performed in the Chantilly, Virginia laboratory will transition over time to other testing facilities within our regional laboratory network. During 2002, we repaid all of the $475 million in indebtedness we incurred in connection with the acquisition.

     Following an acquisition, the integration process requires the dedication of significant management resources, which could result in a loss of momentum in the activities of our business and may cause an interruption of, or deterioration in, our services. Since most of our clinical laboratory testing is performed under arrangements that are terminable at will or on short notice, any interruption of, or deterioration in, our services may also result in a customer's decision to stop using us for clinical laboratory testing. These events could have a material adverse impact on our business. However, management believes that the successful implementation of our integration plans and our value proposition based on expanded patient access, our broad testing capabilities and most importantly, the quality of the services we provide, will mitigate customer attrition.

Our Services

     Our laboratory testing business consists of routine testing, esoteric testing, and clinical trials testing. Routine testing generates approximately 83% of our net revenues, esoteric and gene-based testing generates approximately 13% of our net revenues, and clinical trials testing generates less than 3% of our net revenues. We derive less than 2% of our net revenues from foreign operations.

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

Esoteric Testing

     Esoteric tests are those tests that are performed less frequently than routine tests and require more sophisticated technology, equipment and materials, professional "hands-on" attention and more highly skilled professional and technical personnel. Because it is not cost-effective for most clinical laboratories to perform the low volume of esoteric tests in-house, they generally refer many esoteric tests to an esoteric clinical testing laboratory. Due to their complexity, esoteric tests are generally reimbursed at higher levels than routine tests.

     Our Quest Diagnostics Nichols Institute is one of the leading esoteric clinical testing laboratories in the world. In 1998, Nichols Institute, located in San Juan Capistrano, California, became the first clinical laboratory in North America to achieve ISO-9001 certification. Our esoteric testing laboratory in Chantilly, Virginia, acquired as part of the AML acquisition, now enables us to provide full esoteric testing services, including gene-based testing, on the east coast. Our two esoteric testing laboratories, which conduct business as Quest Diagnostics Nichols Institute, perform hundreds of esoteric tests that are not routinely performed by our regional laboratories. These esoteric tests are generally in the following fields:

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

     Through our relationship with members of the academic community and pharmaceutical and biotechnology firms, as well as our collaboration with emerging medical technology companies that develop and commercialize novel diagnostics, pharmaceutical and device technologies, we believe that we are one of the leaders in transferring technical innovation to the market. For example, through our relationships with Roche Diagnostics, Celera Diagnostics and Correlogic Systems, we have either introduced or gained access to new innovative tests that help provide insights to detect, treat and monitor various diseases and disorders. In addition, Nichols Institute continues to introduce new tests, such as the CF Complete'TM' test, the most comprehensive genetic test available to sequence cystic fibrosis gene mutations (see "Business Strategy - Continue to Lead Innovation").

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

Clinical Trials Testing

     We believe that we are the second largest provider of clinical laboratory testing performed in connection with clinical research trials on new drugs in the world. Clinical research trials are required by the Food and Drug Administration, or FDA, to assess the safety and efficacy of new drugs. We have clinical trials testing centers in the United States and in England. We also provide clinical trials testing in Australia, Singapore, and South Africa through arrangements with third parties. Clinical trials involving new drugs are increasingly being performed both inside and outside the United States. Approximately 40% of our net revenues from clinical trials testing in 2002 represented testing for GlaxoSmithKline plc ("GSK"). We currently have a long-term contractual relationship with GSK, under which we are the primary provider of testing to support GSK's clinical trials testing requirements worldwide.

Other Services and Products

     We manufacture and market diagnostic test kits and systems primarily for esoteric testing under the Nichols Institute Diagnostics brand name. These are sold principally to hospitals and clinical laboratories, both domestically and internationally. Our MedPlus subsidiary is a developer and integrator for clinical connectivity and data management solutions for healthcare organizations and clinicians primarily through its ChartMaxx'TM' electronic medical record system, and provides workflow and content management solutions to customers in a variety of industries. Recently, Quest Diagnostics has begun deploying eMaxx'TM', a new state-of-the-art physician's Internet portal across the United States. The Internet portal was developed in conjunction with MedPlus and will give physicians greater access to laboratory testing and other clinical information on-line.

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

     During 2002, only two customers accounted for more than 5% of our net revenues, and no single customer accounted for more than 7% of our net revenues. We believe that the loss of any one of our customers would not have a material adverse effect on our financial condition, results of operations, or cash flow.

Payers

     The following table shows current estimates of the breakdown of the percentage of our total volume of requisitions and total clinical laboratory revenues during 2002 applicable to each payer group:

                                                                  Revenue
                                                                  as % of
                                       Requisition Volume          Total
                                             as % of        Clinical Laboratory
                                          Total Volume            Revenues
                                       ------------------   -------------------
Patient.............................        2% -- 5%             5% -- 10%
Medicare and Medicaid...............       15% -- 20%           15% -- 20%
Physicians, Hospitals, Employers
and Other Monthly-Billed Payers.....       30% -- 35%           25% -- 30%
Third Party Fee-for-Service.........       30% -- 35%           40% -- 45%
Managed Care-Capitated..............       15% -- 20%            5% -- 10%

Customers

Physicians

     Physicians requiring testing for patients are the primary source of our clinical laboratory testing volume. We typically bill physician accounts on a fee-for-service basis. Fees billed to physicians are based on the laboratory's client fee schedule and are typically negotiated. Fees billed to patients and insurance companies are based on the laboratory's patient fee schedule, subject to any limitations on fees negotiated with the insurance companies or with physicians on behalf of their patients. Medicare and Medicaid reimbursements are based on fee schedules set by governmental authorities.

Managed Care Organizations and Other Insurance Providers

     Managed care organizations and other insurance providers, which typically contract with a limited number of clinical laboratories for their members, represent approximately one half of our total testing volumes and one half of our net revenues. Larger managed care organizations and other insurance providers typically prefer to use large independent clinical laboratories because they can provide services on a national or regional basis and can manage networks of local or regional laboratories. In addition, larger laboratories are better able to achieve the low-cost structures necessary to profitably service large managed care organizations and can provide test utilization data across their various plans. In certain markets, such as California, managed care organizations may delegate their covered members to independent physician associations, which in turn contract with laboratories for clinical laboratory services.

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

     In the last several years, there has been a shift in the way major managed care organizations contract with clinical laboratories. Managed care organizations have begun to offer more freedom of choice to their affiliated physicians, including greater freedom to determine which laboratory to use and which tests to order. Accordingly, most of our agreements with major managed care organizations are non-exclusive contracts. As a result, under these non-exclusive arrangements, physicians have more freedom of choice in selecting laboratories, and laboratories are likely to compete more on the basis of service and quality rather than price alone. Also, managed care organizations have been giving patients greater freedom of choice and patients have increasingly been selecting plans (such as preferred provider organizations) that offer a greater choice of providers. Pricing for these preferred provider organizations is typically negotiated on a fee-for-service basis, which generally results in higher revenue per requisition than under a capitated fee arrangement. Despite these trends, managed care organizations continue to aggressively seek cost reductions in order to keep their premiums to their customers competitive. If we are unable to agree on pricing with a managed care organization, we would become a "non-participating" provider and could then only bill the ordering physician or the patient rather than the managed care organization. This "non-participating" status could lead to loss of business since the physician is likely to refer testing to a participating provider whose testing is covered by the patient's managed care benefit plan. We cannot assure investors that we will continue to be successful in negotiating contracts with major managed care organizations. Loss of multiple major managed care agreements could have a material adverse effect on our financial condition, results of operations and cash flow.

     Quest Diagnostics offers QuestNet'TM', an innovative product to develop and manage a customized network of clinical laboratory providers for managed care organizations. Through QuestNet'TM', physicians and members are provided multiple choices for clinical laboratory testing while managed care organizations realize cost reductions under a single capitated arrangement.

Hospitals

     We provide services to hospitals throughout the United States that vary from esoteric testing to helping manage their laboratories. We believe that we are the industry's market leader in servicing hospitals. Testing for hospitals accounts for approximately 12% of our net revenues. Hospitals generally maintain an on-site laboratory to perform testing on patients and refer less frequently needed and highly specialized procedures to outside laboratories, which typically charge the hospitals on a negotiated fee-for-service basis. We believe that most hospital laboratories perform approximately 90% to 95% of their patients' clinical laboratory tests. In addition, many hospitals compete with independent clinical laboratories for outreach (non-hospital patients) testing. Most physicians have admitting privileges or other relationships with hospitals as part of their medical practice. Many hospitals leverage their relationships with community physicians and encourage the physicians to send their outreach testing to the hospital's laboratory. In addition, hospitals that own physician practices generally require the physicians to refer tests to the hospital's affiliated laboratory. As a result, hospital-affiliated laboratories can be both customers and competitors for independent clinical laboratories.

     During 2002, in conjunction with the acquisition of AML, we launched dedicated sales and service teams focused on serving the unique needs of hospital customers. We believe that the combination of full-service, bi-coastal esoteric testing capabilities, medical and scientific professionals for consultation, innovative connectivity products, focus on Six Sigma quality and dedicated sales and service professionals positions us to be the partner of choice for hospital customers.

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

Employers, Governmental Institutions and Other Clinical Laboratories

     We provide testing services to governmental agencies, including the Department of Defense and state and federal prison systems, and to large employers. We believe that we are the leading provider of clinical laboratory testing to employers for substance abuse, occupational exposures, and comprehensive wellness programs. Wellness programs enable employers to take an active role in lowering their overall healthcare costs. Testing services for employers account for approximately 4% of our net revenues. The volume of testing services for employers, which generally have relatively low profit margins, declined significantly during 2001 and 2002, driven by a general slowing of the economy and a corresponding slowdown in hiring. We also perform esoteric testing services for other independent clinical laboratories that do not have the full range of our testing capabilities. All of these customers are charged on a fee-for-service basis.

Consumers

     Consumers are becoming increasingly interested in managing their own health and health records. Currently, almost all the testing we perform is ordered directly by a physician, who then receives the test results. However, over time, we believe that consumers will increasingly want to order clinical laboratory tests themselves.

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

     Most sales representatives market routine laboratory services primarily to physicians. Some sales representatives focus on particular market segments or on testing niches. For example, some representatives concentrate on market segments such as managed care organizations and others concentrate on testing niches such as substance-abuse testing. During 2001, we created a team of sales representatives who concentrate on gene-based and other esoteric testing. During 2002, following our acquisition of AML, we created a team of sales representatives who are dedicated to sales to hospital clients and we increased the number of sales representatives who concentrate on gene-based testing.

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

     o Gene-Based and Other Esoteric Tests: We intend to remain a leading innovator in the clinical laboratory industry by continuing to introduce new tests, technology and services. We estimate that the current United States market in esoteric testing, including gene-based testing, is $3 billion to $4 billion per year. We believe that we have the largest gene-based testing business in the United States, with approximately $400 million in annual net revenues, and that this business is growing by more than 20% per year. We believe that the unveiling of the human genome, the discovery of new genes and the linkages of these genes with disease will result in more complex and thorough predictive, diagnostic and therapeutic testing. We believe that we are well positioned to realize this growth. We intend to focus on commercializing diagnostic applications of discoveries in the areas of functional genomics (the analysis of genes and their functions), and proteomics (the discovery of new proteins made possible by the human genome project).

     o Anatomic Pathology: While we are one of the leading providers of anatomic pathology services in the United States, we have traditionally been strongest in cytology, and specifically in the analysis of pap smears to detect cervical cancer. During the last several years, we have led the industry in converting approximately 80% of our pap smear business to the use of monolayer technology for cervical cancer screening, a higher quality, and more profitable product offering. We intend to continue to expand our anatomic pathology business into higher growth segments, including histology (tissue pathology). We estimate that the current United States market for anatomic pathology services is approximately $6 billion per year. We estimate that cytology represents about $1 billion per year of this market, and that tissue pathology represents about $5 billion per year of this market. We generate approximately $400 million in net revenues from such services each year.

     o Selective Regional Acquisitions: The clinical laboratory industry remains highly fragmented. We expect to continue to acquire other regional clinical laboratories that can be integrated with our existing laboratories, thereby enabling us to reduce costs and improve efficiencies through the elimination of redundant facilities and equipment, and reductions in personnel. (See "Recent Acquisitions" for a discussion of our recent acquisitions). We may also consider acquisitions of ancillary businesses as part of our overall growth strategy, such as our November 2001 acquisition of MedPlus Inc., which develops clinical connectivity products designed to enhance patient care (see "Connectivity Solutions").

     o Connectivity Solutions: We continue to invest in the development and improvement of connectivity products for customers and providers by developing differentiated products that will provide friendlier, easier access to ordering and resulting of laboratory tests and patient-centric information. In February 2003, we launched our eMaxx'TM' Internet portal to physicians nationwide. The eMaxx'TM' Internet portal helps doctors order diagnostic tests and review laboratory results online, as well as check patients' insurance eligibility in real time and view clinical information from many sources. The eMaxx'TM' Internet portal is the gateway that physicians can now use to access our Internet-based Test Orders and Results On-Line service, which is experiencing acceptance in the marketplace today. This service will allow us to replace older technology desktop products that we currently provide to many physicians and thereby streamline our support structure. Demand has been growing for our electronic connectivity solutions as physician offices have expanded their usage of the Internet. By the end of 2002, we were receiving approximately 10% of all test orders and delivering about 15% of all test results via our secure on-line service.

          The eMaxx'TM' Internet portal was developed in conjunction with MedPlus, which we acquired in November 2001. MedPlus' ChartMaxx'TM' and E. Maxx'TM' patient record systems are designed to support the creation and management of electronic patient records, by bringing together in one patient-centric view information from various sources, including the physician's records and laboratory and hospital data. We intend to expand the services offered through our portal over time as other strategic arrangements are realized, which will enhance our ability to introduce a broad range of electronic services to healthcare providers.

Information Systems

     Information systems are used extensively in virtually all aspects of our business, including laboratory testing, billing, customer service, logistics, and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our information technology (IT) systems. Computer systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. We have taken precautionary measures to prevent unanticipated problems that could affect our systems. Sustained or repeated system failures that interrupt our ability to process test orders, deliver test results or perform tests in a timely manner could adversely affect our reputation and result in a loss of customers and net revenues.

     During the 1980s and early 1990s when we acquired many of our laboratory facilities, our regional laboratories were operated as local, decentralized units, and we did not standardize their billing, laboratory, and some of their other information systems. As a result, by the end of 1995 we had many different information systems for billing, test results reporting, and other transactions. Over time, the growth in the size and network of our customers and the increasing complexity of billing demonstrated a greater need for standardized systems.

     During 2002, we began implementation of a standard laboratory information system and a standard billing system. We expect that deployment of the standardized systems will take several years to complete and will result in significantly more centralized systems than we have today. We expect the integration of these systems will improve operating efficiency and provide management with more timely and comprehensive information with which to make management decisions. However, failure to properly implement this standardization process could materially adversely impact us. During system conversions of this type, workflow may be re-engineered to take advantage of enhanced system capabilities, which may cause temporary disruptions in service. In addition, the implementation process, including the transfer of databases and master files to new data centers, presents significant conversion risks which need to be managed carefully.

Billing

     Billing for laboratory services is complicated. Laboratories must bill various payers, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, all of which have different requirements. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures add further complexity to the billing process. Among many other factors complicating billing are:

     o pricing differences between our fee schedules and the reimbursement rates of the payers;

     o    disputes with payers as to which party is responsible for payment; and

     o disparity in coverage and information requirements among various payers.

     We incur significant additional costs as a result of our participation in Medicare and Medicaid programs, as billing and reimbursement for clinical laboratory testing is subject to considerable and complex federal and state regulations. These additional costs include those related to: (1) complexity added to our billing processes; (2) training and education of our employees and customers; (3) compliance and legal costs; and (4) costs related to, among other factors, medical necessity denials and advanced beneficiary notices. Compliance with applicable laws and regulations, as well as internal compliance policies and procedures, adds further complexity and costs to the billing process. Changes in laws and regulations could negatively impact our ability to bill our clients. The Center for Medicare and Medicaid Services, or CMS (formerly the Health Care Financing Administration), establishes procedures and continuously evaluates and implements changes in the reimbursement process.

     We believe that most of our bad debt expense, which was 5.3% of our net revenues in 2002, is primarily the result of missing or incorrect billing information on requisitions received from healthcare providers rather than credit related issues. In general, we perform the requested tests and report test results regardless of whether the billing information is incorrect or missing. We subsequently attempt to contact the provider to obtain any missing information and rectify incorrect billing information. Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable. When all issues relating to the missing or incorrect information are not resolved in a timely manner, the related receivables are written-off to the allowance for doubtful accounts.

     We have implemented "best practices" for billing that have significantly reduced the percentage of requisitions with missing billing information from approximately 16% at the beginning of 1996 to approximately 5% in 2002. These initiatives, together with our Six Sigma and Standardization initiatives and progress in dealing with Medicare medical necessity documentation requirements, have significantly reduced bad debt expense as a percentage of net revenues from about 7% during 1996 to 5.3% during 2002. We believe that in the longer term, with a continuing focus on process discipline, bad debt as a percentage of net revenues can be reduced to 4% or less (see "Regulation of Reimbursement for Clinical Laboratory Services").

Competition

     The clinical laboratory testing business remains fragmented and highly competitive. We compete with three types of providers: hospital-affiliated laboratories, other independent clinical laboratories, and physician-office laboratories. We are the leading clinical laboratory provider in the United States, with net revenues of $4.1 billion during 2002, and facilities in substantially all of the country's major metropolitan areas. Our largest competitor is LabCorp. In addition, we compete with, and service, many smaller regional and local independent clinical laboratories, as well as laboratories owned by physicians and hospitals (see "Payers and Customers - Customers").

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

     We believe that large independent clinical laboratories may be able to increase their share of the overall clinical laboratory testing market due to their large service networks and lower cost structures. These advantages should enable larger clinical laboratories to more effectively serve large customers, including managed care organizations. In addition, we believe that consolidation in the clinical laboratory testing business will continue. However, a majority of the clinical laboratory testing is likely to continue to be performed by hospitals, which generally have affiliations with community physicians that refer testing to us (see "Payers and Customers - Customers - Hospitals"). As a result of these affiliations, we compete against hospital-affiliated laboratories primarily on the basis of service capability and quality as well as other non-pricing factors. Our failure to provide service superior to hospital-affiliated laboratories and other laboratories could negatively impact our net revenues.

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

     Internal Proficiency Testing, Quality Control and Audits. Quality control samples are processed in parallel with the analysis of patient specimens. The results of tests on quality control samples are then monitored to identify trends, biases or imprecision in the analytical processes. In addition, we administer an internal proficiency testing program, where proficiency testing samples are processed through our systems the same way as are routine patient specimens. We also perform internal process audits as part of our comprehensive Quality Assurance program.

     External Proficiency Testing and Accreditation. All our laboratories participate in various quality surveillance programs conducted externally. They include proficiency testing programs administered by the College of American Pathologists, or CAP, as well as some state agencies.

     CAP is an independent, non-governmental organization of board certified pathologists. CAP is approved by the CMS to inspect clinical laboratories to determine compliance with the standards required by the Clinical Laboratory Improvement Amendments of 1988, or CLIA. CAP offers an accreditation program to which laboratories may voluntarily subscribe. All of our major regional laboratories are accredited by the CAP. Accreditation includes on-site inspections and participation in the CAP (or equivalent) proficiency testing program.

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

     CLIA and State Regulation. All of our laboratories and patient service centers are licensed and accredited by applicable federal and state agencies. CLIA regulates virtually all clinical laboratories by requiring they be certified by the federal government to ensure that all clinical laboratory testing services are uniformly accurate, reliable and timely. CLIA permits states to adopt regulations that are more stringent than federal law. For example, state laws may require additional personnel qualifications, quality control, record maintenance and proficiency testing. Currently, most of our clinical laboratory testing is categorized as "high" or "moderate" complexity, and therefore subject to extensive and costly regulation under CLIA. The cost of compliance with CLIA makes it cost prohibitive for many physicians to operate clinical laboratories in their offices. However, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling test kits approved for home use to both physicians and patients. Diagnostic tests approved or cleared by the FDA for home use are automatically deemed to be "waived" tests under CLIA and may be performed in physician office laboratories with minimal regulatory oversight as well as by patients in their homes.

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

     FDA. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories and has taken responsibility from the Centers for Disease Control and Prevention, or CDC, for test classification. In the past, the FDA has claimed regulatory authority over laboratory-developed tests, but has exercised enforcement discretion in not regulating tests performed by CLIA-certified laboratories. In December 2000, the Department of Health and Human Services, or HHS, Secretary's Advisory Committee on Genetic Testing recommended that the FDA regulate laboratory developed genetic testing. In late 2002, a new HHS Secretary's Advisory Committee on Genetics, Health and Society was appointed to replace the prior Advisory Committee, but it has not yet met or made any recommendations. In the meantime, the FDA continues to consider whether to regulate laboratory developed genetic testing. Representatives of clinical laboratories (including Quest Diagnostics) and the American Clinical Laboratory Association (the industry's trade association) have met with two branches of the FDA to address their respective issues pertaining to regulation of genetic testing in general and issues with regard to premarket approval of the analyte specific reagents used in laboratory-developed HIV Genotype tests in particular. We expect those discussions to continue. FDA regulation of laboratory-developed genetic testing could lead to increased costs and delay in introducing new genetic tests.

     Occupational Safety. The federal Occupational Safety and Health Administration, or OSHA, has established extensive requirements relating specifically to workplace safety for healthcare employers. This includes protecting workers from exposure to blood-borne pathogens, such as HIV and hepatitis B and C, and requiring employers to develop a program to reduce or eliminate needle stick injuries such as through the use of safety needles.

     Specimen Transportation. Transportation of infectious substances such as clinical laboratory specimens is subject to regulation by the Department of Transportation, the Public Health Service, the United States Postal Service and the International Civil Aviation Organization.

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

Privacy and Security of Health Information; Standard Transactions

     Pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, on December 28, 2000, the Secretary of HHS issued final regulations that would establish comprehensive federal privacy standards with respect to the uses and disclosures of protected health information by health plans, healthcare providers or healthcare data clearinghouses. The regulations establish a complex regulatory framework on a variety of subjects, including:

     o the circumstances under which uses and disclosures of protected health information are permitted or required without a specific authorization by the patient;

     o a patient's rights to access, amend and receive an accounting of the disclosures and uses of protected health information;

     o the content of notices of privacy practices for protected health information; and

     o administrative, technical and physical safeguards required of entities that use or receive protected health information.

     The federal healthcare privacy regulations establish a "floor" and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy standards and varying state privacy laws. In addition, for healthcare data transfers relating to citizens of other countries, we will need to comply with the laws of other countries. The federal privacy regulations became effective in April 2001 for healthcare providers, who have until April 2003 to comply. In March 2002, HHS issued a notice of proposed rulemaking to modify the final privacy standards and a final rule modifying the privacy standards was published on August 14, 2002. In addition, final standards for electronic transactions were issued in August 2000 and became effective in October 2002, although covered entities were eligible to obtain a one year extension if approved through an application to the Secretary of HHS, that includes a plan for achieving compliance by October 16, 2003. We received from HHS a one-year extension through October 16, 2003. The regulation on electronic transactions provide uniform standards for code sets (billing codes representing medical procedures, such as laboratory tests, and diagnosis codes, which are used, among others, in connection with the identification and billing of medical procedures and laboratory tests), electronic claims, remittance advice, enrollment, eligibility and other electronic transactions. Finally, the security and electronic signature regulations were published on February 20, 2003 and will become effective on April 21, 2003, although healthcare providers have until April 21, 2005 to comply. HIPAA provides for significant fines and other penalties for wrongful disclosure of protected health information. We have completed our analyses and are engaged in finalizing our standard operating procedures and policies for implementation in 2003. Compliance with the HIPAA requirements, when finalized, will require significant capital and personnel resources from all healthcare organizations, including Quest Diagnostics. These regulations, when effective, will likely restrict our ability to use our laboratory database to provide medical information for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes outlined in the final privacy standards and information that does not specifically identify a patient.

Regulation of Reimbursement for Clinical Laboratory Services

     Overview. The healthcare industry has experienced significant changes in reimbursement practices during the past several years. Governmental payers, such as Medicare (which principally serves patients 65 years and older) and Medicaid (which principally serves indigent patients), as well as private insurers and large employers, have taken steps to control the cost, utilization and delivery of healthcare services. Principally as a result of reimbursement reductions and measures adopted by CMS to reduce utilization described below, the percentage of our aggregate net revenues derived from Medicare and Medicaid programs declined from approximately 20% in 1995 to approximately 15% in 2002. While the total cost to comply with Medicare administrative requirements is disproportionate to our cost to bill other payers, average Medicare reimbursement rates approximate the Company's overall average reimbursement rate from all payers, making this business generally less profitable. However, we believe that our other business may significantly depend on continued participation in the Medicare and Medicaid programs, because many customers may want a single laboratory to perform all of their clinical laboratory testing services, regardless of whether reimbursements are ultimately made by themselves, Medicare, Medicaid or other payers.

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

     Reduced Reimbursements. In 1984, Congress established a Medicare fee schedule payment methodology for clinical laboratory services performed for patients covered under Part B of the Medicare program. Congress then imposed a national ceiling on the amount that carriers could pay under their local Medicare fee schedules. Since then, Congress has periodically reduced the national ceilings. The Medicare national fee schedule limitations were reduced in 1996 to 76% of the 1984 national median of the local fee schedules and in 1998 to 74% of the 1984 national median. The Balanced Budget Act of 1997 eliminated the provision for annual fee schedule increases based on the consumer price index from 1998 through 2002. However, a 1.1% increase based on the consumer price index became effective on January 1, 2003. The limitation amount for new clinical laboratory tests as determined by the Secretary of HHS, for which no limitation amount has previously been established, is 100% of the median of all the fee schedules established for that test.

     Pathology services are reimbursed by Medicare based on a resource-based relative value scale ("RBRVS") that is periodically updated by CMS. Less than 1% of our aggregate net revenues are derived from pathology services reimbursed by Medicare based on RBRVS.

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

     A proposed rule released in September 1997 would have authorized the OIG to exclude providers from participation in the Medicare program, including clinical laboratories, that charge Medicare and other programs fees that are "substantially in excess of . . . usual charges . . . to any of [their] customers, clients or patients." This proposal was withdrawn by the OIG in 1998. In November 1999, the OIG issued an advisory opinion which indicated that a clinical laboratory offering discounts on client bills may violate the "usual charges" regulation if the "charge to Medicare substantially exceeds the amount the laboratory most frequently charges or has contractually agreed to accept from non-Federal payers." The OIG subsequently issued a letter clarifying that the usual charges regulation is not a blanket prohibition on discounts to private pay customers.

     The 1997 Balanced Budget Act permits CMS to adjust statutorily prescribed fees for some medical services, including clinical laboratory services, if the fees are "grossly excessive." In December 2002, CMS issued an interim final rule setting forth a process and factors for establishing a "realistic and equitable" payment amount for all Medicare Part B services (except physician services and services paid under a prospective payment system) when the existing payment amounts are determined to be inherently unreasonable. Payment amounts may be considered unreasonable because they are either grossly excessive or deficient. We cannot provide any assurances to investors that fees payable by Medicare could not be reduced as a result of the application of this rule or that the government might not assert claims for reimbursement by purporting to retroactively apply this rule or the OIG interpretation concerning "usual charges."

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

     We are generally permitted to bill patients directly for some statutorily excluded clinical laboratory services. We are also generally permitted to bill patients for clinical laboratory tests that Medicare does not pay for due to "medical necessity" limitations (these tests include limited coverage tests for which a carrier-approved diagnosis code is not provided by the ordering physician and certain tests ordered at a frequency greater than covered by Medicare) if the patient signs an advance beneficiary notice ("ABN") under which the patient makes an informed decision as to whether to personally assume financial liability for laboratory tests which are likely to be not covered by Medicare because they are deemed to be not medically necessary. We do not have any direct contact with most of these patients and, in such cases, cannot control the proper use of the ABN by the physician or the physician's office staff. If the ABN is not timely completed or is not completed properly, we end up performing tests that we cannot subsequently bill to the patient if they are not reimbursable by Medicare. In 2002, CMS adopted a standard, CMS-approved ABN form. Because the new form is longer and more complex than the format previously used by most laboratories, adoption of the new ABN form could result in even fewer valid ABNs and consequently prevent us from billing additional beneficiaries for services denied by Medicare for lack of medical necessity.

     Inconsistent Practices. Currently, many different local carriers administer Medicare. They have inconsistent policies on matters such as: (1) test coverage;
(2) automated chemistry panels; (3) diagnosis coding; (4) claims documentation; and (5) fee schedules (subject to the national limitations). Inconsistent regulation has increased the complexity of the billing process for clinical laboratories. As part of the 1997 Balanced Budget Act, HHS was required to adopt uniform policies on the above matters by January 1, 1999, and replace the current local carriers with no more than five regional carriers. Although HHS has finalized a number of uniform policies, it has not taken any final action to replace the local carriers with five regional carriers. However, in November 2000, CMS published a solicitation in the Commerce Business Daily seeking two contractors to process Part B clinical laboratory claims. In the solicitation, CMS stated that the Secretary has decided to limit the number of carriers processing clinical diagnostic laboratory test claims to two contractors. The solicitation indicated that the Request for Proposal would be released on or before December 31, 2000 but as of February 2003, it had not been issued; the solicitation did not indicate the effective date for a final transition to the regional carrier model. We are not aware of any plans by CMS to transition to fewer regional carriers for laboratory services despite the legislative mandate of the 1997 Balanced Budget Act.

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

     During the mid-1990s, Quest Diagnostics and SBCL settled government claims that primarily involved industry-wide billing and marketing practices that both companies believed to be lawful. The aggregate amount of the settlements for these claims exceeded $500 million. The federal or state governments may bring additional claims based on new theories as to our practices that we believe to be in compliance with law. The federal government has substantial leverage in negotiating settlements since the amount of potential fines far exceeds the rates at which we are reimbursed, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs, which represented approximately 15% of our net revenues during 2002.

     Although management believes that established reserves for claims are sufficient, it is possible that additional information may become available that may cause the final resolution of these matters to exceed established reserves by an amount which could be material to our results of operations and cash flows in the period in which such claims are settled. We do not believe that these issues will have a material adverse effect on our overall financial condition. However, we understand that there may be pending qui tam claims brought by former employees or other "whistle blowers" as to which we have not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

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

Insurance

     As a general matter, providers of clinical laboratory testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on our client base and reputation. We maintain various liability insurance programs for claims that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results and other exposures. Our insurance coverage limits our maximum exposure on individual claims; however, we are essentially self-insured for a significant portion of these claims. The basis for claims reserves incorporates actuarially determined losses based upon our historical and projected loss experience. Management believes that present insurance coverage and reserves are sufficient to cover currently estimated exposures, but we cannot assure you that we will not incur liabilities in excess of recorded reserves. Similarly, although we believe that we will be able to obtain adequate insurance coverage in the future at acceptable costs, we cannot assure you that we will be able to do so.

Employees

     At December 31, 2002 and 2001, we employed approximately 33,400 and 29,000 people, respectively. These totals exclude employees of the joint ventures where we do not have a majority interest. Unilab, which we acquired in February 2003, had approximately 4,100 employees at December 31, 2002. We have no collective bargaining agreements with any unions, and we believe that our overall relations with our employees are good.

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "estimate", "anticipate", "plan" or "continue". These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could significantly cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. The Private Securities Litigation Reform Act of 1995 ("Litigation Reform Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation.

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

     (b) Impact of changes in payer mix, including any shift from traditional, fee-for-service medicine to capitated managed-cost healthcare. See "Business - Payers and Customers - Customers - Managed Care Organizations and Other Insurance Providers."

     (c) Adverse actions by government or other third-party payers, including unilateral reduction of fee schedules payable to us and an increase in the practice of negotiating for exclusive contracts that involve aggressively priced capitated payments by managed care organizations. See "Business - Regulation of Reimbursement for Clinical Laboratory Services" and "Business - Payers and Customers - Customers - Managed Care Organizations and Other Insurance Providers."

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

          (3) continued inconsistent practices among the different local carriers administering Medicare; and

          (4)  recent changes by CMS to the advanced beneficiary notice form.

          See "Business - Regulation of Reimbursement for Clinical Laboratory Services" and "Business - Billing."

     (e) Adverse results from pending or future government investigations or private actions. These include, in particular significant monetary damages and/or exclusion from the Medicare and Medicaid programs and/or other significant litigation matters. See "Business - Government Investigations and Related Claims."

     (f) Failure to obtain new customers at profitable pricing or failure to retain existing customers, and reduction in tests ordered or specimens submitted by existing customers.

     (g) Failure to efficiently integrate acquired clinical laboratory businesses, including Unilab and AML, or to efficiently integrate clinical laboratory businesses from joint ventures and alliances with hospitals, and the costs related to any such integration, or to retain key technical and management personnel. See "Business - Recent Acquisitions."

     (h) Inability to obtain professional liability or other insurance coverage or a material increase in premiums for such coverage. See "Business - Insurance."

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

     (k) Inability to achieve expected synergies from the acquisition of Unilab and AML. See "Business - Recent Acquisitions."

     (l) Inability to achieve additional benefits from our Six Sigma and Standardization initiatives.

     (m) Adverse publicity and news coverage about us or the clinical laboratory industry.

     (n) Computer or other system failures that affect our ability to perform tests, report test results or properly bill customers, including potential failures resulting from systems conversions, including from the integration of the systems of Quest Diagnostics, SBCL, AML and Unilab, telecommunications failures, malicious human acts (such as electronic break-ins or computer viruses) or natural disasters. See "Business - Information Systems" and "Business - Billing."

     (o) Development of technologies that substantially alter the practice of laboratory medicine, including technology changes that lead to the development of more cost-effective tests such as (1) point-of-care tests that can be performed by physicians in their offices and (2) home testing that can be carried out without requiring the services of clinical laboratories. See "Business - Competition" and "Business - Regulation of Clinical Laboratory Operations."

     (p) Issuance of patents or other property rights to our competitors or others that could prevent, limit or interfere with our ability to develop, perform or sell our tests or operate our business.

     (q) Development of tests by our competitors or others which we may not be able to license, or usage of our technology or similar technologies or our trade secrets by competitors, any of which could negatively affect our competitive position.

     (r) Development of an Internet-based electronic commerce business model that does not require an extensive logistics and laboratory network.

     (s) The impact of the privacy and security regulations issued under HIPAA on our operations (including its medical information services) as well as the cost to comply with the regulations. See "Business - Privacy and Security of Health Information; Standard Transactions."

     (t) Changes in interest rates and changes in our credit ratings from Standard & Poor's and Moody's Investor Services causing an unfavorable impact on our cost of and access to capital.

     (u) An ability to hire and retain qualified personnel or the loss of the services of one or more of our key senior management personnel.

     (v) Terrorist and other criminal activities, which could affect our customers, transportation or power systems, or our facilities, and for which insurance may not adequately reimburse us for.

Item 2. Properties

     Our principal laboratories (listed alphabetically by state) are located in or near the following metropolitan areas. In certain areas (indicated by the number (2)), we have two principal laboratories as a result of recent acquisitions.

Location                                         Leased or Owned
--------                                         ---------------
Phoenix, Arizona                             Leased by Joint Venture
Los Angeles, California (2)                   One owned, one leased
Sacramento, California                               Leased
San Diego, California                                Leased
San Francisco, California (2)                 One owned, one leased
San Juan Capistrano, California                       Owned
Denver, Colorado                                     Leased
New Haven, Connecticut                                Owned
Washington, D.C. (Chantilly, Virginia)               Leased
Miami, Florida (2)                            One owned, one leased
Tampa, Florida                                        Owned
Atlanta, Georgia                                      Owned
Chicago, Illinois (2)                         One owned, one leased
Indianapolis, Indiana                        Leased by Joint Venture
Lexington, Kentucky                                   Owned
New Orleans, Louisiana                                Owned
Baltimore, Maryland                                   Owned
Boston, Massachusetts                                Leased
Detroit, Michigan                                    Leased
St. Louis, Missouri                                   Owned
Las Vegas, Nevada                                     Owned
New York, New York (Teterboro, New Jersey)            Owned
Long Island, New York                                Leased
Dayton, Ohio                                 Leased by Joint Venture
Oklahoma City, Oklahoma                      Leased by Joint Venture
Portland, Oregon                                     Leased
Erie, Pennsylvania                           Leased by Joint Venture
Philadelphia, Pennsylvania                           Leased
Pittsburgh, Pennsylvania                             Leased
Nashville, Tennessee                                 Leased
Dallas, Texas                                        Leased
Houston, Texas                                       Leased
Seattle, Washington                                  Leased

     Our executive offices are located at an owned facility in Teterboro, New Jersey and at a leased facility in Lyndhurst, New Jersey. We also lease a site in Norristown, Pennsylvania, that serves as a billing center; a site in West Norriton, Pennsylvania that serves as our national data center; a site in San Clemente, California that serves as the main facility for Nichols Institute Diagnostics; and a site in Cincinnati that serves as the main office of MedPlus. We also lease under a capital lease an administrative office in Collegeville, Pennsylvania. We own our laboratory facility in Mexico City and lease laboratory facilities in San Juan, Puerto Rico and near London, England. We believe that, in general, our laboratory facilities are suitable and adequate for our current and anticipated future levels of operation. We believe that if we were unable to renew a lease on any of our testing facilities, we could find alternative space at competitive market rates and relocate our operations to such new location.

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

                  High      Low
                  ----      ---

2001
First Quarter     70.47    36.60
Second Quarter    75.75    42.15
Third Quarter     75.50    48.10
Fourth Quarter    72.27    55.02

2002
First Quarter     84.10    66.00
Second Quarter    96.14    79.25
Third Quarter     85.31    51.29
Fourth Quarter    66.99    49.09

     As of February 28, 2003, we had approximately 6,200 record holders of our common stock.

     We have never declared or paid cash dividends on our common stock and do not anticipate paying any dividends on our common stock in the foreseeable future.

Item 6. Selected Financial Data

     See page 33.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     See page 35.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

     See Item 15 (a) 1 and 2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information concerning the directors of the Company is incorporated by reference to the information in the Company's Proxy Statement to be filed on or before April 30, 2003 (the "Proxy Statement") appearing under the caption "Election of Directors."

Executive Officers of the Registrant

     Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:

     Kenneth W. Freeman (52) is Chairman of the Board and Chief Executive Officer of the Company. Mr. Freeman joined the Company in May 1995 as President and Chief Executive Officer, was elected a Director in July 1995 and was elected Chairman of the Board in December 1996. Prior to 1995, he served in a variety of financial and managerial positions at Corning, which he joined in 1972. He was elected Controller and a Vice President of Corning in 1985, Senior Vice President in 1987, General Manager of the Science Products Division in 1989 and Executive Vice President in 1993. He was appointed President and Chief Executive Officer of Corning Asahi Video Products Company in 1990.

     Surya N. Mohapatra, Ph.D. (53) is President and Chief Operating Officer and a Director of the Company. Prior to joining the Company in February 1999 as Senior Vice President and Chief Operating Officer, he was Senior Vice President of Picker International, a worldwide leader in advanced medical imaging technologies, where he served in various executive positions during his 18-year tenure. Dr. Mohapatra was appointed President and Chief Operating Officer in June 1999.

     Robert A. Hagemann (46) is Vice President and Chief Financial Officer. He joined Corning Life Sciences, Inc., in 1992, where he held a variety of senior financial positions before being named Vice President and Corporate Controller of the Company in 1996. Prior to joining the Company, Mr. Hagemann was employed by Prime Hospitality, Inc. and Crompton & Knowles, Inc. in senior financial positions. He was also previously associated with Ernst & Young. Mr. Hagemann assumed his present responsibilities in August 1998.

     Gerald C. Marrone (60) is Senior Vice President, Administration. Mr. Marrone joined the Company in November 1997 as Chief Information Officer, after 12 years with Citibank, N.A. While at Citibank, he was most recently Vice President, Division Executive for Citibank's Global Production Support Division, and was also the Chief Information Officer of Citibank's Global Cash Management business. Prior to joining Citibank, he was the Chief Information Officer for Memorial Sloan-Kettering Cancer Center in New York for five years.

     Michael E. Prevoznik (41) is Vice President for Legal and Compliance and General Counsel. Prior to joining SBCL in 1994 as its Chief Legal Compliance Officer, Mr. Prevoznik was with Dechert Price & Rhodes. In 1996, he became Vice President and Chief Legal Compliance Officer for SmithKline Beecham Healthcare Services. In 1998, he was appointed Vice President, Compliance for SmithKline Beecham, assuming additional responsibilities for coordinating all compliance activities within SmithKline Beecham worldwide. Mr. Prevoznik assumed his current responsibilities with the Company in August 1999.

     David M. Zewe (51) is Senior Vice President, Diagnostics Testing Services. He leads the newly-formed Hospital Business Team and oversees diagnostic testing operations company-wide, including physician, hospital, international and drugs of abuse testing. Mr. Zewe joined the Company in 1994 as General Manager of the Philadelphia regional laboratory, became Regional Vice President Sales and Marketing for the mid-Atlantic region in August 1996, became Vice President, Revenue Services in August 1999 leading the billing function company-wide and became Senior Vice President, U.S. Operations in January 2001, responsible for all core business operations and revenue services. Mr. Zewe assumed his current position in May 2002. Prior to joining the Company, Mr. Zewe was with the Squibb Diagnostics Division of Bristol Myers Squibb, most recently serving as Vice President of Sales.

Item 11. Executive Compensation

     The information called for by this Item is incorporated by reference to the information under the caption "Executive Compensation" appearing in the Proxy Statement. The information contained in the Proxy Statement under the captions "Compensation Committee Report on Executive Compensation" and "Performance Graph" is not incorporated herein by reference.

     Reflecting its commitment to sound business planning and the establishment of best practices, the Board of Directors has established a formalized succession planning process for the position of Chairman and Chief Executive Officer. The recently renewed employment agreement with Mr. Freeman outlines the process and appears as Exhibit 10.34 to this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Except for the Equity Compensation Plan information set forth below, the information called for by this Item is incorporated by reference to the information under the caption "Security Ownership of Certain Beneficial Owners and Management" appearing in the Proxy Statement.

                      Equity Compensation Plan Information

     The following table provides information as of December 31, 2002 about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans:

-------------------------------------------------------------------------------------------------------------------
                                                                                             Number of securities
                                                                                           remaining available for
                                         Number of securities to     Weighted-average        future issuance under
                                         be issued upon exercise    exercise price of     equity compensation plans
                                         of outstanding options,   outstanding options,     (excluding securities
                                          warrants and rights      warrants and rights     reflected in column (a))
             Plan category                         (a)                     (b)                       (c)
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
   security holders                             8,921,609                $ 38.83                  7,220,964
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not approved
   by security holders                                 --             not applicable              1,680,316
-------------------------------------------------------------------------------------------------------------------
      Total                                     8,921,609                $ 38.83                  8,901,280
-------------------------------------------------------------------------------------------------------------------

     The only equity compensation plan that has not been approved by the Company's stockholders is the Company's Employee Stock Purchase Plan ("ESPP"). The ESPP permits employees to purchase the Company's common stock each calendar quarter through payroll deductions. The purchase price is 85% of the closing market price on the last business day of the calendar quarter (or, if lower, the closing market price on the first business day of the calendar quarter). The ESPP, which was adopted prior to the spinoff of the Company in 1996, authorizes the issuance of 4 million shares of the Company's common stock. The number of securities reflected in the table above for the ESPP includes the share allocation for the fourth quarter of 2002, which were purchased in January 2003.

Item 13. Certain Relationships and Related Transactions

     The information called for by this Item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" appearing in the Proxy Statement.

Item 14. Controls and Procedures

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

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of this report:

     1. Index to financial statements and supplementary data filed as part of this report:

                                  Item                                Page
                                  ----                                ----

     Report of Independent Accountants.............................    F-1
     Consolidated Balance Sheets...................................    F-2
     Consolidated Statements of Operations.........................    F-3
     Consolidated Statements of Cash Flows.........................    F-4
     Consolidated Statements of Stockholders' Equity...............    F-5
     Notes to Consolidated Financial Statements....................    F-6
     Supplementary Data: Quarterly Operating Results (unaudited)...   F-34

     2.   Financial Statement Schedule:

                                Item                                  Page

     Schedule II - Valuation Accounts and Reserves.................   F-35

     3.   Exhibits filed as part of this report:

          See (c) below.

(b)  Report on Form 8-K filed during the last quarter of 2002:

          On October 31, 2002, the Company filed a current report on Form 8-K reporting under Item 9 sworn statements of its Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(c)  Exhibits filed as part of this report:

Exhibit
 Number                                Description
-------                                -----------
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

 10.7 Third Supplemental Indenture, dated as of April 4, 2002, among Quest Diagnostics, the Additional Subsidiary Guarantors, and the Trustee to the Indenture referred to in Exhibit 10.4 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: April 1, 2002) and incorporated herein by reference)

 10.8 Credit Agreement, dated as of June 27, 2001, among the Company, the Subsidiary Guarantors and the Banks (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference)

 10.9 Amended and Restated Credit and Security Agreement, dated as of September 28, 2001, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Initial Servicer, each of the Lenders party thereto and Wachovia Bank, N.A., as Administrative Agent (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

 10.10 Amendment No. 1 to the Amended and Restated Credit and Security Agreement, dated as of October 30, 2001, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Initial Servicer, each of the Lenders party thereto and Wachovia Bank, N.A., as Administrative Agent (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference)

 10.11 Amendment No. 2 to the Amended and Restated Credit and Security Agreement, dated as of January 14, 2002, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Initial Servicer, each of the Lenders party thereto and Wachovia Bank, N.A., as Administrative Agent (filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2001 and incorporated herein by reference)

 10.12 Amendment No. 3 to the Amended and Restated Credit and Security Agreement dated as of July 24, 2002 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Initial Servicer, each of the lenders party thereto and Wachovia Bank, N.A., as Administrative Agent (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference)

 10.13 Waiver and Amendment No. 4 to the Amended and Restated Credit and Security Agreement dated as of September 24, 2002 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Initial Servicer, each of the lenders party thereto and Wachovia Bank, N.A., as Administrative Agent (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

 10.14 Omnibus Amendment to the Amended and Restated Credit and Security Agreement dated as of October 15, 2002 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Initial Servicer, each of the lenders party thereto and Wachovia Bank, N.A., as Administrative Agent (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

 10.15 Receivables Sale Agreement dated as of July 21, 2000 between the Company, each of the subsidiary sellers party thereto and Quest Diagnostics Receivables Inc. (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference)

 10.16 Term Loan Credit Agreement dated as of June 21, 2002 among Quest Diagnostics Incorporated, certain subsidiary guarantors of the Company, the lenders party thereto, and Bank of America, N.A., as Administrative Agent (filed as an Exhibit to the Company's Registration Statement on Form S-4 (No. 333-88330) and incorporated herein by reference)

 10.17 First Amendment to Credit Agreement dated as of September 20, 2002 among Quest Diagnostics Incorporated, certain subsidiary guarantors of the Company, the lenders party thereto, and Bank of America, N.A., as Administrative Agent (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

 10.18 Second Amendment to Credit Agreement dated as of December 19, 2002 among Quest Diagnostics Incorporated, certain subsidiary guarantors of the Company, the lenders party thereto, and Bank of America, N.A., as Administrative Agent (filed as an Exhibit to post effective amendment no. 1 to the Company's Registration Statement on Form S-4 (No. 333-88330) and incorporated herein by reference)

 10.19 Stock and Asset Purchase Agreement dated as of February 9, 1999 among SmithKline Beecham plc, SmithKline Beecham Corporation and the Company (the "Stock and Asset Purchase Agreement") (filed as Appendix A of the Company's Definitive Proxy Statement dated May 11, 1999 and incorporated herein by reference)

 10.20 Amendment No. 1 dated August 6, 1999 to the Stock and Asset Purchase Agreement (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference)

 10.21 Non-Competition Agreement dated as of August 16, 1999 between SmithKline Beecham plc and the Company (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference)

 10.22 Stockholders Agreement dated as of August 16, 1999 between SmithKline Beecham plc and the Company (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference)

 10.23 Amended and Restated Global Clinical Trials Agreement, dated as of December 19, 2002 between SmithKline Beecham plc dba GlaxoSmithKline and the Company (filed as an Exhibit to post effective amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-88330) and incorporated herein by reference)

 10.24 Agreement and Plan of Merger, dated as of April 2, 2002, as amended, among the Company, Quest Diagnostics Newco Incorporated and Unilab Corporation (filed as an annex to the Company's final prospectus, dated August 6, 2002, and incorporated herein by reference)

 10.25 Amendment to the Agreement and Plan of Merger, dated as of May 13, 2002, among the Company, Quest Diagnostics Newco Incorporated and Unilab Corporation (filed as an annex to the Company's final prospectus, dated August 6, 2002, and incorporated herein by reference)

 10.26 Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 20, 2002, among the Company, Quest Diagnostics Newco Incorporated and Unilab Corporation (filed as an annex to the Company's final prospectus, dated August 6, 2002, and incorporated herein by reference)

 10.27 Amendment No. 3 to the Agreement and Plan of Merger, dated as of September 25, 2002, among the Company, Quest Diagnostics Newco Incorporated and Unilab Corporation (incorporated herein by reference to Exhibit (a)(11) of the Company's Schedule TO Amendment No. 12 filed with the Commission on September 26, 2002, file No. 001-12215)

 10.28 Amendment No. 4 to the Agreement and Plan of Merger, dated as of January 4, 2003, among the Company, Quest Diagnostics Newco Incorporated and Unilab Corporation (incorporated herein by reference to Exhibit (a)(20) of Quest Diagnostics' Schedule TO Amendment No. 20 filed with the Commission on January 6, 2003, file No. 001-12215)

 10.29 Stockholders Agreement, dated as of April 2, 2002, as amended, among Quest Diagnostics, Quest Diagnostics Newco Incorporated, Kelso Investment Associates VI, L.P. and KEP VI, LLC (filed as an annex to the Company's final prospectus, dated August 6, 2002 and incorporated herein by reference)

 10.30    Form of Employees Stock Purchase Plan, as amended

 10.31 Form of 1996 Employee Equity Participation Program, as amended (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

 10.32    Form of 1999 Employee Equity Participation Program, as amended

 10.33 Form of Stock Option Plan for Non-Employee Directors (filed as an Exhibit to post effective amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-88330) and incorporated herein by reference)

 10.34 Employment Agreement between the Company and Kenneth W. Freeman dated as of January 1, 2003

 10.35 Form of Supplemental Deferred Compensation Plan (filed as an Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference)

 10.36 Amendment No. 1 to the Supplemental Deferred Compensation Plan (filed as an Exhibit to post effective amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-88330) and incorporated herein by reference)

 10.37 Amendment No. 2 to the Supplemental Deferred Compensation Plan (filed as an Exhibit to post effective amendment No. 1 to the Company's Registration Statement on Form S-4 (No. 333-88330) and incorporated herein by reference)

 10.38 Form of Executive Retirement Supplemental Plan (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)

 10.39 Form of Variable Compensation Plan (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by reference)

  21      Subsidiaries of Quest Diagnostics Incorporated

 23.1     Consent of PricewaterhouseCoopers LLP

                                   Signatures

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Quest Diagnostics Incorporated


By  /s/ Kenneth W. Freeman
  ------------------------
        Kenneth W. Freeman   Chairman of the Board and        February 27, 2003
                             Chief Executive Officer


By  /s/ Robert A. Hagemann
  ------------------------
        Robert A. Hagemann   Vice President and               February 27, 2003
                             Chief Financial Officer


By  /s/ Thomas F. Bongiorno
  ------------------------
        Thomas F. Bongiorno  Vice President, Controller and   February 27, 2003
                             Chief Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

                                        Capacity                     Date
                                        --------                     ----


  /s/ Kenneth W. Freeman
----------------------------
      Kenneth W. Freeman       Chairman of the Board and       February 27, 2003
                               Chief Executive Officer


  /s/ Surya N. Mohapatra
----------------------------
      Surya N. Mohapatra       Director, President and Chief   February 27, 2003
                               Operating Officer


  /s/ Kenneth D. Brody
----------------------------
      Kenneth D. Brody         Director                        February 27, 2003


  /s/ William F. Buehler
----------------------------
      William F. Buehler       Director                        February 27, 2003


  /s/ Van C. Campbell
----------------------------
      Van C. Campbell          Director                        February 27, 2003


  /s/ Mary A. Cirillo
----------------------------
      Mary A. Cirillo          Director                        February 27, 2003


  /s/ James F. Flaherty III
----------------------------
      James F. Flaherty III    Director                        February 27, 2003


  /s/ William R. Grant
----------------------------
      William R. Grant         Director                        February 27, 2003


  /s/ Rosanne Hagerty
----------------------------
      Rosanne Hagerty          Director                        February 27, 2003


  /s/ Dan C. Stanzione
----------------------------
      Dan C. Stanzione         Director                        February 27, 2003


  /s/ Gail R. Wilensky
----------------------------
      Gail R. Wilensky         Director                        February 27, 2003


  /s/ John B. Ziegler
----------------------------
      John B. Ziegler          Director                        February 27, 2003

                                 Certifications

I, Kenneth W. Freeman, certify that:

1. I have reviewed this annual report on Form 10-K of Quest Diagnostics Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 27, 2003


By /s/ Kenneth W. Freeman
   ------------------------------
       Kenneth W. Freeman
       Chairman of the Board and
       Chief Executive Officer

I, Robert A. Hagemann, certify that:

1. I have reviewed this annual report on Form 10-K of Quest Diagnostics Incorporated;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

February 27, 2003


By /s/ Robert A. Hagemann
   ------------------------------
       Robert A. Hagemann
       Vice President and
       Chief Financial Officer

                SELECTED HISTORICAL FINANCIAL DATA OF OUR COMPANY

     The following table summarizes selected historical financial data of our company and our subsidiaries at the dates and for each of the periods presented. We derived the selected historical financial data for the years 1998 through 2002 from the audited consolidated financial statements of our company. As discussed in Note 2 to the Consolidated Financial Statements, all per share data has been restated to reflect our two-for-one stock split effected on May 31, 2001. The selected historical financial data is only a summary and should be read together with the audited consolidated financial statements and related notes of our company and management's discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K.

                                                                            Year Ended December 31,
                                                  ----------------------------------------------------------------------
                                                  2002(a)(b)      2001          2000           1999 (c)         1998
                                                  ----------   ----------     ----------     -----------      ----------
                                                                    (in thousands, except per share data)
Operations Data:
Net revenues...................................   $4,108,051   $3,627,771     $3,421,162     $ 2,205,243      $1,458,607
Provisions for restructuring and other special
   charges.....................................           --        5,997(d)       2,100(e)       73,385(f)           --
Income (loss) before extraordinary loss........      322,154      183,912(g)     104,948(h)       (1,274)(i)      26,885
Net income (loss)..............................      322,154      162,303(g)     102,052(h)       (3,413)(i)      26,885

Basic net income (loss) per common share:
Income (loss) before extraordinary loss........   $     3.34   $     1.98     $     1.17     $     (0.02)     $     0.45
Net income (loss)..............................         3.34         1.74           1.14           (0.05)           0.45

Diluted net income (loss) per common share: (j)
Income (loss) before extraordinary loss........   $     3.23   $     1.88     $     1.11     $     (0.02)     $     0.44
Net income (loss)..............................         3.23         1.66           1.08           (0.05)           0.44

Balance Sheet Data (at end of year):
Accounts receivable, net.......................   $  522,131   $  508,340     $  485,573     $   539,256      $  220,861
Total assets...................................    3,324,197    2,930,555      2,864,536       2,878,481       1,360,240
Long-term debt.................................      796,507      820,337        760,705       1,171,442         413,426
Preferred stock ...............................           --           --(k)       1,000           1,000           1,000
Common stockholders' equity....................    1,768,863    1,335,987      1,030,795         862,062         566,930

Other Data:
Net cash provided by operating activities......   $  596,371   $  465,803     $  369,455     $   249,535      $  141,382
Net cash used in investing activities..........     (477,212)    (296,616)       (48,015)     (1,107,990)        (39,720)
Net cash provided by (used in) financing
   activities..................................     (144,714)    (218,332)      (177,247)        682,831         (60,415)
Provision for doubtful accounts................      217,360      218,271        234,694         142,333          89,428
Rent expense...................................       96,547       82,769         76,515          59,073          46,259
Capital expenditures...........................      155,196      148,986        116,450          76,029          39,575
------------------------------------------------------------------------------------------------------------------------

(a) On April 1, 2002, we completed the acquisition of AML. Consolidated operating results for 2002 include the results of operations of AML subsequent to the closing of the acquisition. See Note 3 to the Consolidated Financial Statements.

(b) In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles" ("SFAS 142"), which the Company adopted on January 1, 2002. The following table presents net income, income before extraordinary loss and basic and diluted earnings per common share data adjusted to exclude the amortization of goodwill, assuming that SFAS 142 had been in effect for the periods presented:

                                                                Year Ended December 31,
                                                        ---------------------------------------
                                                          2001       2000      1999      1998
                                                        --------   --------   -------   -------
                                                         (in thousands, except per share data)
Net income:
Reported net income (loss)...........................   $162,303   $102,052   $(3,413)  $26,885
Add back: Amortization of goodwill, net of taxes.....     35,964     36,023    22,013    14,133
                                                        --------   --------   -------   -------
Adjusted net income..................................    198,267    138,075    18,600    41,018
Add back: Extraordinary loss, net of taxes...........     21,609      2,896     2,139        --
                                                        --------   --------   -------   -------
Adjusted income before extraordinary loss............   $219,876   $140,971   $20,739   $41,018
                                                        ========   ========   =======   =======

Basic earnings per common share:
Reported net income (loss)...........................   $   1.74   $   1.14   $ (0.05)  $  0.45
Amortization of goodwill, net of taxes...............       0.39       0.40      0.31      0.24
                                                        --------   --------   -------   -------
Adjusted net income..................................       2.13       1.54      0.26      0.69
Extraordinary loss, net of taxes.....................       0.23       0.03      0.03        --
                                                        --------   --------   -------   -------
Adjusted income before extraordinary loss............   $   2.36   $   1.57   $  0.29   $  0.69
                                                        ========   ========   =======   =======

Diluted earnings per common share:
Reported net income (loss)...........................   $   1.66   $   1.08   $ (0.05)  $  0.44
Amortization of goodwill, net of taxes...............       0.37       0.38      0.31      0.24
                                                        --------   --------   -------   -------
Adjusted net income..................................       2.03       1.46      0.26      0.68
Extraordinary loss, net of taxes.....................       0.22       0.03      0.03        --
                                                        --------   --------   -------   -------
Adjusted income before extraordinary loss............   $   2.25   $   1.49   $  0.29   $  0.68
                                                        ========   ========   =======   =======

(c) On August 16, 1999, we completed the acquisition of SBCL. Consolidated operating results for 1999 include the results of operations of SBCL subsequent to the closing of the acquisition.

(d) Represents charges incurred in conjunction with our debt refinancing in the second quarter of 2001 as discussed in Note 7 to the Consolidated Financial Statements.

(e) During the second quarter of 2000, we recorded a net special charge of $2.1 million. This net charge resulted from a $13.4 million charge related to the costs to cancel certain contracts that we believed were not economically viable as a result of the SBCL acquisition, and which were principally associated with the cancellation of a co-marketing agreement for clinical trials testing services, which charges were in large part offset by a reduction in reserves attributable to a favorable resolution of outstanding claims for reimbursements associated with billings of certain tests.

(f) Represents charges principally incurred in conjunction with the acquisition and planned integration of SBCL.

(g) In conjunction with our debt refinancing in the second quarter of 2001, we recorded an extraordinary loss of $36 million ($22 million, net of taxes). The loss represented the write-off of deferred financing costs of $23 million, associated with the debt which was refinanced, and $12.8 million of payments related primarily to the tender premium incurred in connection with our cash tender offer of our 10 3/4% senior subordinated notes due 2006.

(h) During the fourth quarter of 2000, we recorded an extraordinary loss of $4.8 million ($2.9 million, net of taxes) representing the write-off of deferred financing costs resulting from the prepayment of $155 million of term loans under our then existing senior secured credit facility.

(i) In conjunction with the acquisition of SBCL, we repaid the entire amount outstanding under our then existing credit agreement. The extraordinary loss recorded in the third quarter of 1999 represented $3.6 million ($2.1 million, net of taxes) of deferred financing costs which were written-off in connection with the extinguishment of the credit agreement.

(j) Potentially dilutive common shares primarily include stock options and restricted common shares granted under our Employee Equity Participation Program. During periods in which net income available for common stockholders is a loss, diluted weighted average common shares outstanding will equal basic weighted average common shares outstanding, since under these circumstances, the incremental shares would have an anti-dilutive effect.

(k) On December 31, 2001, the Company repurchased all of its then outstanding preferred stock for its par value of $1 million plus accrued dividends.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Overview

     After years of declining reimbursement and reduced test utilization during the early to mid-1990s, the underlying fundamentals of the diagnostics testing industry have improved during the last several years. During the early 1990s, the industry was negatively impacted by significant government regulation and investigations into various billing practices. In addition, the rapid growth of managed care, as a result of the need to reduce overall healthcare costs, and excess laboratory testing capacity, led to revenue and profit declines across the diagnostics testing industry, which in turn led to industry consolidation, particularly among commercial laboratories. As a result of these dynamics, fewer but larger commercial laboratories have emerged, which have greater economies of scale, rigorous programs designed to assure compliance with government billing regulations and other laws, and a more disciplined approach to pricing services. These changes have resulted in improved profitability and a reduced risk of non-compliance with complex government regulations. At the same time, a slowdown in the growth of managed care and decreasing influence by managed care organizations on the ordering of clinical laboratory testing by physicians has contributed to renewed growth in testing volumes and further improvements in profitability since 1999. In addition, the following factors are expected to continue to fuel revenue growth for the industry:

     o    general expansion and aging of the United States population;

     o increasing focus on early detection and prevention as a means to reduce the overall cost of healthcare and development of more sophisticated and specialized tests for early detection of disease and disease management;

     o    continuing  research  and  development  in the  area of  genomics  and
          proteomics,   which  is  expected  to  yield  new  genetic  tests  and
          techniques;

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

     Payments for clinical laboratory testing services are made by the government, managed care organizations, insurance companies, physicians, hospitals, employers and patients. Physicians, hospitals and employers are typically billed on a fee-for-service basis based on fee schedules, which are typically negotiated. Fees billed to patients and insurance companies are based on the laboratory's patient fee schedule, subject to any limitations on fees negotiated with the insurance companies or with physicians on behalf of their patients. Medicare and Medicaid reimbursements are based on fee schedules set by governmental authorities.

     We incur significant additional costs as a result of our participation in Medicare and Medicaid programs, as billing and reimbursement for clinical laboratory testing is subject to considerable and complex federal and state regulations. These additional costs include those related to: (1) complexity added to our billing processes; (2) training and education of our employees and customers; (3) compliance and legal costs; and (4) costs related to, among other factors, medical necessity denials and advanced beneficiary notices. Compliance with applicable laws and regulations, as well as internal compliance policies and procedures, adds further complexity and costs to the billing process. We have implemented "best practices" for billing that have significantly improved our billing processes. These efforts, together with our Six Sigma and Standardization initiatives and progress in dealing with Medicare medical necessity documentation requirements, have significantly reduced bad debt expense as a percentage of net revenues since 1996. While the total cost to comply with Medicare administrative requirements is disproportionate to our cost to bill other payers, average Medicare reimbursement rates approximate the Company's overall average reimbursement rate from all payers, making this business generally less profitable. Principally as a result of reimbursement reductions and measures adopted by governmental agencies over the past decade to reduce clinical laboratory testing utilization, the percentage of our aggregate net revenues derived from Medicare and Medicaid programs declined from approximately 20% in 1995 to approximately 15% in 2002. We believe that our other business may significantly depend on continued participation in the Medicare and Medicaid programs, because many customers may want a single laboratory to perform all of their clinical laboratory testing services, regardless of who pays for such services.

     Managed care organizations and other insurance providers, which typically contract with a limited number of clinical laboratories for their members, represent approximately one half of our total testing volumes and one half of our net revenues. Larger managed care organizations and other insurance providers typically prefer to use large independent clinical laboratories because they can provide services on a national or regional basis and can manage networks of local or regional laboratories. In certain markets, such as California, managed care organizations may delegate their covered members to independent physician associations, which in turn contract with laboratories for clinical laboratory services.

     While the growth in the number of patients participating in managed care plans has slowed in recent years, over the last decade, the managed care industry has been consolidating, resulting in fewer but larger managed care organizations with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical laboratories. Managed care organizations frequently negotiate capitated payment contracts for a portion of their business, which shift the risk and cost of testing from the managed care organization to the clinical laboratory. Under these capitated payment contracts, the Company and managed care organization agree to a predetermined monthly contractual rate for each member of the managed care plan regardless of the number or cost of services provided by the Company. Capitated agreements with managed care organizations have historically been priced aggressively, particularly for exclusive or semi-exclusive arrangements. In 2002, we derived approximately 17% of our volume and 8% of our net revenues from capitated payment contracts with managed care organizations. Recently, there has been a shift in the way major managed care organizations contract with clinical laboratories. Managed care organizations have begun to offer more freedom of choice to their affiliated physicians, including greater freedom to determine which laboratory to use and which tests to order. Accordingly, most of our agreements with major managed care organizations are non-exclusive contracts. As a result, under these non-exclusive arrangements, physicians have more freedom of choice in selecting laboratories, and laboratories are likely to compete more on the basis of service and quality rather than price alone. Also, managed care organizations have been giving patients greater freedom of choice and patients have increasingly been selecting plans (such as preferred provider organizations) that offer a greater choice of providers. Pricing for these preferred provider organizations is typically negotiated on a fee-for-service basis, which generally results in higher revenue per requisition than under a capitated fee arrangement. Despite these trends, managed care organizations continue to aggressively seek cost reductions in order to keep their premiums to their customers competitive.

     We expect that the overall reimbursement dynamics for all payers on a combined basis are neutral to positive for the laboratory testing industry. Today, many federal and state governments face serious budget deficits and health care spending is a prime target for reductions. At this time we are not aware of any specific proposals that would reduce spending for clinical laboratory tests. While laboratory testing accounts for only about 3% of total healthcare spending, we believe diagnostic testing results are a critical factor in driving healthcare decisions. Along with our continuing efforts on the federal and state government levels to enhance reimbursement levels, we believe that our customers recognize the value clinical laboratory testing provides in assessing and managing the health of their patients.

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

     Information systems are used extensively in virtually all aspects of our business, including laboratory testing, billing, customer service, logistics, and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our information technology (IT) systems. Despite safeguards and controls that are in place, sustained or repeated system failures that interrupt our ability to process test orders, deliver test results or perform tests in a timely manner could adversely affect our reputation and result in a loss of customers and net revenues. Additionally, during 2002, we began implementation of a standard laboratory information system and a standard billing system, which we expect will take several years to complete. Through proper planning and execution, we expect to reduce the risks associated with systems conversions of this type, and minimize any disruptions in our operations.

Critical Accounting Policies

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions and select accounting policies that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses in our financial statements. Actual results could differ from those estimates.

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

     o    accounting for and recoverability of goodwill.

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

     In addition, we have implemented a monthly standardized approach to estimate and review the collectibility of our receivables based on the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to reserves for doubtful accounts. In addition, we assess the current state of our billing functions in order to identify any known collection or reimbursement issues in order to assess the impact, if any, on our reserve estimates, which involves judgment. We believe that the collectibility of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we have implemented "best practices" to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. Revisions in reserve for doubtful accounts estimates are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. We believe that our collection and reserves processes, along with our close monitoring of our billing processes, helps to reduce the risk associated with material revisions to reserve estimates resulting from adverse changes in collection and reimbursement experience and billing operations.

     Reserves for general and professional liability claims

     As a general matter, providers of clinical laboratory testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on our client base and reputation. We maintain various liability insurance programs for claims that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results and other exposures. Our insurance coverage limits our maximum exposure on individual claims; however, we are essentially self-insured for a significant portion of these claims. The basis for claims reserves incorporates actuarially determined losses based upon our historical and projected loss experience. We believe that present insurance coverage and reserves are sufficient to cover currently estimated exposures, but we cannot assure you that we will not incur liabilities in excess of recorded reserves. Similarly, although we believe that we will be able to obtain adequate insurance coverage in the future at acceptable costs, we cannot assure you that we will be able to do so.

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

     Although management believes that established reserves for billing-related claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to our results of operations and cash flows in the period in which such claims are settled. We do not believe that these issues will have a material adverse effect on our overall financial condition.

     Accounting for and recoverability of goodwill

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The impact of adopting SFAS 142 is summarized in Note 2 to the Consolidated Financial Statements.

     Effective January 1, 2002, we evaluate the recoverability and measure the potential impairment of our goodwill under SFAS 142. The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our Company, as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for the Company to the book value of our consolidated net assets. If the book value of our consolidated net assets is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit's goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. We believe our estimation methods are reasonable and reflective of common valuation practices.

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

Acquisition of Unilab Corporation

     On February 26, 2003, we accepted for payment more than 99% of the outstanding capital stock of Unilab Corporation, or Unilab, the leading independent clinical laboratory in California. On February 28, 2003, we acquired the remaining shares of Unilab through a merger. In connection with the acquisition, we issued approximately 7.4 million shares of Quest Diagnostics common stock (including 0.3 million shares of Quest Diagnostics common stock reserved for outstanding stock options of Unilab which were converted upon the completion of the acquisition into options to acquire shares of Quest Diagnostics common stock), paid $297 million in cash and we plan to repay substantially all of Unilab's outstanding indebtedness. Unilab, which generated net revenues of approximately $425 million in 2002, has three regional laboratories, approximately 365 patient service centers and 35 rapid response laboratories and approximately 4,100 employees. We financed the cash portion of the purchase price, and related transaction costs, and expect to finance the repayment of substantially all of Unilab's existing debt with the proceeds from a new $450 million amortizing term loan ("term loan") and cash on-hand.

     In connection with the acquisition of Unilab, as part of a settlement agreement with the United States Federal Trade Commission, we entered into an agreement to sell to Laboratory Corporation of America Holdings, Inc., or LabCorp, certain assets in northern California, including the assignment of agreements with four independent physician associations ("IPA") and leases for 46 patient service centers (five of which also serve as rapid response laboratories) for $4.5 million. Approximately $27 million in annual net revenues are generated by capitated fees under the IPA contracts and associated fee for service testing for physicians whose patients use these patient service centers, as well as from specimens received directly from the IPA physicians.

     In conjunction with the acquisition of Unilab, on February 6, 2003, we commenced a cash tender offer for all of the outstanding $100.8 million principal amount of Unilab 12 3/4% Senior Subordinated Notes due 2009. We expect to finance the cash tender offer and consent solicitation, including tender premium and related solicitation and banking fees estimated at approximately $25 million, with a combination of cash on hand and borrowings under the term loan. See Note 18 to the Consolidated Financial Statements for a full discussion of this transaction.

     We estimate that we will incur up to $20 million of costs to integrate Quest Diagnostics and Unilab. A significant portion of these costs is expected to require cash outlays and is expected to primarily relate to severance and other integration-related costs during 2003 and 2004, including the elimination of excess capacity and workforce reductions. These estimates are preliminary and will be subject to revisions as detail integration plans are developed and finalized. To the extent that the costs relate to actions that impact the employees and operations of Unilab, such costs will be accounted for as a cost of the Unilab acquisition and included in goodwill. To the extent that the costs relate to actions that impact Quest Diagnostics' employees and operations, such costs will be accounted for as a charge to earnings in the periods that the related actions are taken, which we expect to occur during 2003 and 2004. Upon completion of the Unilab integration, we expect to realize approximately $25 million to $30 million of annual synergies and we expect to achieve this annual rate of synergies by the end of 2005.

Integration of Acquired Businesses

     American Medical Laboratories, Incorporated

     On April 1, 2002, we completed our acquisition of all of the outstanding voting stock of American Medical Laboratories, Incorporated, or AML. See Note 3 to the Consolidated Financial Statements for a full discussion of this transaction.

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

     In connection with the AML integration plan, we recorded $11 million of costs associated with executing the plan. The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of the total costs indicated above, $9.5 million, related to actions that impact the employees and operations of AML, was accounted for as a cost of the AML acquisition and included in goodwill. Of the $9.5 million, $5.9 million related to employee severance benefits for approximately 200 employees, with the remainder primarily related to contractual obligations associated with leased facilities and equipment. In addition, $1.5 million of integration costs, related to actions that impact Quest Diagnostics' employees and operations and comprised principally of employee severance benefits for approximately 100 employees, were accounted for as a charge to earnings in the third quarter of 2002 and included in "other, net" within the consolidated statements of operations. As of December 31, 2002, accruals related to the AML integration plan totaled approximately $8 million. While the majority of the integration costs are expected to be paid in 2003, there are certain severance and facility exit costs that have payment terms extending beyond 2003. Upon completion of the AML integration, we expect to realize approximately $15 million of annual synergies and we expect to achieve this annual rate of synergies by the end of 2003.

     Clinical Diagnostic Services, Incorporated

     During the fourth quarter of 2001, we acquired all of the voting stock of Clinical Diagnostic Services, Inc., or CDS, which operated a diagnostic testing laboratory and more than 50 patient service centers in New York and New Jersey. See Note 3 to the Consolidated Financial Statements for a full discussion of this transaction.

     During the fourth quarter of 2002, we finalized our plan related to the integration of CDS into Quest Diagnostics' laboratory network in the New York metropolitan area. Of the $13.3 million of costs recorded in the fourth quarter of 2002 in connection with the execution of the CDS integration plan, all of which were associated with actions impacting the employees and operations of CDS, $3 million related to employee severance benefits for approximately 150 employees with the remainder primarily associated with contractual obligations under facilities and equipment leases. The costs outlined above were recorded as a cost of the acquisition and included in goodwill. As of December 31, 2002, accruals related to the CDS integration plan totaled $10.3 million, substantially all of which represented remaining contractual obligations under facility leases which have terms extending beyond 2003.

     SmithKline Beecham's Clinical Laboratory Testing Business

     On August 16, 1999, we completed the acquisition of SmithKline Beecham Clinical Laboratories, Inc., or SBCL, which operated the clinical laboratory business of SmithKline Beecham plc, or SmithKline Beecham. The actions associated with the SBCL integration plan, including those related to severed employees, were completed as of June 30, 2001.

     See Note 4 to the Consolidated Financial Statements for a full discussion regarding accruals related to the integration of acquired businesses.

Six Sigma and Standardization Initiatives

     We intend to become recognized as the quality leader in the healthcare services industry. We continue to implement a Six Sigma initiative throughout our organization. Six Sigma is a management approach that requires a thorough understanding of customer needs and requirements, process discipline, rigorous tracking and measuring of services, and training of employees in methodologies so that they can be held accountable for improving results. During the second half of 2001, we began to integrate our Six Sigma initiative with our initiative to standardize operations and processes across all of Quest Diagnostics by adopting identified company best practices. We plan to continue these initiatives during the next several years and expect that their successful implementation will result in measurable improvements in customer satisfaction and operating results.

Results of Operations

     Year Ended December 31, 2002 Compared with Year Ended December 31, 2001

     Net income for the year ended December 31, 2002 increased to $322 million from $162 million for the year ended December 31, 2001. Assuming that the provisions of SFAS 142 related to accounting for goodwill amortization had been in effect in 2001, net income for the year ended December 31, 2001 would have been $198 million. In addition, results for the year ended December 31, 2001 included an extraordinary loss of $36 million ($22 million, net of taxes) and a special charge of $6.0 million ($3.6 million, net of taxes), both of which were incurred in conjunction with our debt refinancing in the second quarter of 2001. Assuming that SFAS 142 had been in effect during 2001, and excluding the extraordinary loss and special charge in 2001, income for the year ended December 31, 2002 increased by $99 million, compared to the prior year period, an increase of 44%. The increase in earnings was primarily attributable to revenue growth, driven by improvements in clinical testing volume and average revenue per requisition, improved efficiencies generated from our Six Sigma and Standardization initiatives, and a reduction in net interest expense, partially offset by increases in employee compensation and supply costs, depreciation expense and investments in our information technology strategy and strategic growth opportunities.

     Net Revenues

     Net revenues for the year ended December 31, 2002 grew by 13.2% compared with the prior year period. The acquisition of AML, which was completed on April 1, 2002, contributed approximately half of the increase in net revenues. For the year ended December 31, 2002, clinical testing volume, measured by the number of requisitions, increased 9.7% compared with the prior year period. Assuming AML had been part of Quest Diagnostics in 2001, clinical testing volume would have increased above the prior year level by 3.4% on a pro forma basis, for the year ended December 31, 2002. Other smaller acquisitions completed in 2001 contributed approximately 1.5% to volume growth in 2002. Partially offsetting these increases was a decline in volumes associated with our drugs of abuse testing business, which reduced total company volume for the year ended December 31, 2002 by about half a percent. Drugs of abuse testing, which accounted for approximately 7% of our volume and 4% of our net revenues, was impacted by a general slowing of the economy and a corresponding slowdown in hiring. Average revenue per requisition increased 3.2% for the year ended December 31, 2002, compared with the prior year period. The improvement in average revenue per requisition was primarily attributable to a continuing shift in test mix to higher value testing, including gene-based testing, which contributed over half of the improvement, and a shift in payer mix to higher priced fee-for-service reimbursement. We continue to see strong growth in our gene-based and esoteric testing with gene-based testing net revenues, which approached $400 million for the year, growing at more than 20% compared with the prior year. Our businesses, other than clinical laboratory testing, which accounted for approximately 4% of our total net revenues in 2002, grew about 15% over the prior year and accounted for 0.6% of the 13.2% increase in net revenues, or approximately $20 million. Most of this increase was from our MedPlus subsidiary, which we acquired in November 2001, which develops clinical connectivity products designed to enhance patient care.

     Operating Costs and Expenses

     Total operating costs for the year ended December 31, 2002 increased $337 million from the prior year period primarily due to increases in our clinical testing volume, largely as a result of the AML acquisition, employee compensation and supply costs and depreciation expense; partially offset by a reduction in bad debt expense. While our cost structure has been favorably impacted by the synergies realized as a result of the integration of SBCL and the improved efficiencies generated from our Six Sigma and Standardization initiatives, we continue to make investments to enhance our infrastructure to pursue our overall business strategy. These investments include those related to:

o Skills training for all employees, which together with our competitive pay and benefits, helps to increase employee satisfaction and performance, which we believe will result in better service to our customers;

o Our information technology strategy, which is designed to result in better service to our customers; and

o    Our strategic growth opportunities.

     Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 59.2% of net revenues for the year ended December 31, 2002, decreasing slightly from 59.3% in the prior year period. The positive impact of our Six Sigma and Standardization efforts and the increase in average revenue per requisition, which reduced cost of services as a percentage of net revenues, was partially offset by the addition of AML's higher cost of services as of April 1, 2002. Costs of services has also increased due to a greater percentage of patients having their blood drawn in our patient service centers or by our phlebotomists placed in physicians' offices. During 2002, in an effort to reduce their costs, many physicians took action to simplify activities in their offices by ceasing blood draws by physician staff. Additionally, reflected in the cost of services are the one-time installation costs of deploying our Internet-based orders and results systems in physicians' offices. As of December 31, 2002, approximately 10% of all orders and 15% of all test results were being transmitted via the Internet. Both the reduction of blood draws in the physicians' offices and the increased use of the Internet for ordering and resulting are improving the initial collection of billing information and generating savings in the cost of billing and bad debt expense, both of which are components of selling, general and administrative expense. Increased blood draws by company-trained employee phlebotomists also improve the overall preparation of the blood sample, which can improve efficiency of the testing process.

     Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased during the year ended December 31, 2002 as a percentage of net revenues to 26.2% from 28.1% in the prior year period. This decrease was primarily due to efficiencies from our Six Sigma and Standardization efforts, in particular bad debt expense, the improvement in average revenue per requisition and the impact of AML's cost structure as of April 1, 2002. During 2002, bad debt expense improved to 5.3% of net revenues, compared to 6.0% of net revenues in 2001. The improvements in bad debt expense were principally attributable to the continued progress that we have made in our overall collection experience through process improvements, driven by our Six Sigma and Standardization initiatives. These improvements primarily relate to the collection of diagnosis, patient and insurance information necessary to effectively bill for services performed. We believe that our Six Sigma and Standardization initiatives will provide additional opportunities to further improve our overall collection experience.

     Interest Expense, Net

     Net interest expense for the year ended December 31, 2002 decreased from the prior year period by $17 million. The reduction was primarily due to the favorable impact of our debt refinancings in 2001 and a favorable interest rate environment.

     Amortization of Goodwill and Other Intangible Assets

     Amortization of goodwill and other intangible assets for the year ended December 31, 2002 decreased from the prior year period by $38 million principally as the result of adopting SFAS 142, effective January 1, 2002. See
Note 2 to the Consolidated Financial Statements for further details regarding the impact of SFAS 142.

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

     Minority Share of Income

     Minority share of income for the year ended December 31, 2002 increased from the prior year level, primarily due to the improved performance of our consolidated joint ventures.

     Other, Net

     "Other, net", which represents income for each of the periods presented, and includes equity earnings from our unconsolidated joint ventures and miscellaneous gains and losses, increased $11 million to $18 million for the year ended December 31, 2002. The increase was principally due to improved operating performance at our unconsolidated joint ventures, which generated an increase of approximately $6 million in equity earnings. For the year ended December 31, 2002, "other, net" includes $6.7 million in pretax gains on the sale of certain assets, partially offset by a

$1.5 million charge associated with the integration of AML. "Other, net" for the year ended December 31, 2001 reflects the net impact of writing-off $9.6 million of certain impaired assets, partially offset by a $6.3 million gain on the sale of an investment.

     Income Taxes

     During 2001, our effective tax rate was significantly impacted by goodwill amortization, the majority of which was not deductible for tax purposes, and had the effect of increasing the overall tax rate. The reduction in the effective tax rate for the year ended December 31, 2002 was primarily due to the elimination of amortization of goodwill (as a result of adopting SFAS 142, effective January 1, 2002) the majority of which was not deductible for tax purposes.

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

     On November 26, 2001, we completed our $250 million offering of 1 3/4% contingent convertible debentures due 2021 (the "Debentures"). Each one thousand dollar principal amount of Debentures is convertible into 11.429 shares of our common stock, which represents an initial conversion price of $87.50 per share. Holders may surrender the Debentures for conversion into shares of our common stock under any of the following circumstances: (i) if the sales price of our common stock is above 120% of the conversion price (or $105 per share) for specified periods; (ii) if we call the Debentures; or (iii) if specified corporate transactions have occurred. See "Liquidity and Capital Resources - Cash Flows from Financing Activities" and in Note 12 to the Consolidated Financial Statements for a further discussion of the Debentures.

     The if-converted method is used in determining the dilutive effect of the Debentures in periods when the holders of such securities are permitted to exercise their conversion rights. As of and for the year ended December 31, 2002, the holders of our Debentures did not have the ability to exercise their conversion rights. Had the requirements to allow the holders to exercise their conversion rights been met and the Debentures remained outstanding for the entire period, diluted earnings per common share would have been reduced by approximately 2% during the year ended December 31, 2002.

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

     Results for the year ended December 31, 2000 included the effects of testing performed by third parties under our laboratory network management arrangements. As laboratory network manager, we included in our consolidated revenues and expenses the cost of testing performed by third parties. This treatment added $49 million to both reported revenues and cost of services for the year ended December 31, 2000. This treatment also serves to increase cost of services as a percentage of net revenues and decrease selling, general and administrative expenses as a percentage of net revenues. During the first quarter of 2000, we terminated a laboratory network management arrangement with Aetna US Healthcare, and entered into a new non-exclusive contract under which we are no longer responsible for the cost of testing performed by third parties. In addition, during the third quarter of 2000, we amended our laboratory network management contract with Oxford Health to remove the financial risk associated with testing performed by third parties. As a result of these contract modifications, we are no longer required to include in our consolidated revenues and expenses, the cost of testing performed by third parties. This affects the comparability of results between the periods presented and serves to reduce the increase in reported net revenues during the year ended December 31, 2001 by $49 million.

     Net Revenues

     Excluding the effect of testing performed by third parties under our laboratory network management arrangements in 2000, net revenues for the year ended December 31, 2001 grew by 7.6%, compared to the prior year period, primarily due to a 7.3% increase in net revenues in our core testing business. This increase was due to improvements in average revenue per requisition of 6.6% and an increase in requisition volume of 1%. The improvement in average revenue per requisition was primarily attributable to improved pricing on managed care business, a shift in payer mix to fee-for-service reimbursement and a shift in test mix to higher value testing. Business contributed during 2000 to our unconsolidated joint ventures in: Phoenix, Arizona; Indianapolis, Indiana; and Dayton, Ohio reduced our reported requisition volume for the year ended December 31, 2001 by approximately 1.4%, compared to the prior year period. After adjusting for business contributed to unconsolidated joint ventures, requisition volume for the year ended December 31, 2001 increased approximately 1.7% over the prior year period. Contributing to this net increase was an increase in volume from our principal customers, physicians and hospitals, of approximately 2.5% and volume related to our acquisitions in 2001, which contributed an increase of approximately 1%. Partially offsetting these increases was a decline in volumes associated with our drugs of abuse testing business, which reduced total company volume for the year ended December 31, 2001 by about 1.8%, compared to the prior year period. Drugs of abuse testing was impacted by a general slowing of the economy and a corresponding slowdown in hiring. Our businesses, other than clinical laboratory testing, which accounted for approximately 4% of our total net revenues in 2001, grew 17.5% over the prior year and accounted for 0.6% of the 7.6% increase in net revenues, or $22 million. Most of this increase was from our clinical trials testing business.

     Operating Costs and Expenses

     Excluding the effect of testing performed by third parties under our laboratory network management arrangements in 2000, total operating costs for the year ended December 31, 2001 increased $162 million from the prior year. This increase was primarily due to increases in employee compensation, severance benefits and supply costs, partially offset by a reduction in bad debt expense. While our cost structure has been favorably impacted by the synergies realized as a result of the SBCL integration, we continue to make investments to enhance our infrastructure in support of our overall business strategy. These investments include those related to:

     o Our Six Sigma and Standardization initiatives which we believe will provide us with a competitive advantage and improve operating results;

     o Skills training for all employees, which together with our competitive pay and benefits, helps to increase employee satisfaction and performance, thereby enabling us to provide better service to our customers;

     o    Our information technology strategy; and

     o    Our strategic growth opportunities.

     The following discussion and analysis regarding cost of services, selling, general and administrative expenses and bad debt expense excludes the effect of testing performed by third parties under our laboratory network management arrangements in 2000, which serves to increase cost of services as a percentage of net revenues and reduce selling, general and administrative expenses as a percentage of net revenues. Costs of services include the costs of obtaining, transporting and testing specimens. Costs of services as a percentage of net revenues for the year ended December 31, 2001, was 59.3%, which is consistent with the prior year's level of 59.5%, as improvements in average revenue per requisition were offset by increased employee compensation, severance benefits and supply costs.

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

     Amortization of Intangible Assets

     Amortization of intangible assets for the year ended December 31, 2001 increased $0.4 million over the prior year. The increase related to 2001 acquisitions and the amortization of goodwill associated with certain investments accounted for under the equity method of accounting, in large part offset by adjustments recorded in the third and fourth quarters of 2000 which reduced the amount of goodwill associated with the SBCL acquisition by $130 million.

     Provision for Special Charges

     During the second quarter of 2001, we recorded a special charge of $6.0 million in connection with the refinancing of our debt and settlement of our interest rate swap agreements. Prior to our debt refinancing in June 2001, our credit agreement required us to maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with a portion of our variable interest rate indebtedness. These interest rate swap agreements were considered a hedge against changes in the amount of future cash flows associated with the interest payments of our variable rate debt obligations. Accordingly, the interest rate swap agreements were recorded at their estimated fair value in our consolidated balance sheet and the related losses on these contracts were deferred in stockholders' equity as a component of comprehensive income. In conjunction with the debt refinancing, the interest rate swap agreements were terminated and the losses reflected in stockholders' equity as a component of comprehensive income were reclassified to earnings and classified as a special charge in the consolidated statement of operations for the year ended December 31, 2001.

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

     During the third quarter of 2000, we reviewed our remaining restructuring reserves initially recorded in the fourth quarter of 1999 and revised certain estimates relative to integration activities, which resulted in a $2.1 million reduction in accruals associated with planned restructuring activities affecting Quest Diagnostics' operations and employees. These revisions were principally associated with lower costs for employee severance and reduced costs to exit certain leased facilities. This reduction in accruals was offset by a charge to write-off fixed assets used in the operations of Quest Diagnostics, which had no future economic benefit as a result of combining the operations of SBCL and Quest Diagnostics.

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

     While certain cost estimates, relative to integration activities, were revised during 2000, the revisions did not impact our estimate of $150 million of related annual synergies to be achieved by the end of 2002.

     Minority Share of Income

     Minority share of income for the year ended December 31, 2001 increased by $0.6 million to $10.0 million compared to the prior year level.

     Other, Net

     "Other, net," which represents income for each of the periods presented, and includes equity earnings from our unconsolidated joint ventures and miscellaneous gains and losses, was $7.7 million for the year ended December 31, 2001, which approximated the prior year level. Improved operating performance at our unconsolidated joint ventures generated an increase of $3.9 million in equity earnings during the year. Partially offsetting the increase in equity earnings is the net impact of writing off $9.6 million of certain impaired investments and realizing a gain of $6.3 million on the sale of an investment during 2001.

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

     Extraordinary Loss

     In conjunction with our debt refinancing in the second quarter of 2001, we recorded an extraordinary loss of $36 million ($22 million, net of taxes). The loss represented the write-off of deferred financing costs of $23 million, associated with the debt which was refinanced, and $12.8 million of payments related primarily to the tender premium incurred in connection with our cash tender offer of our Subordinated Notes. Our debt refinancing is more fully described under "Liquidity and Capital Resources - Cash Flows from Financing Activities" and in Note 12 to the Consolidated Financial Statements.

     During the fourth quarter of 2000, we recorded an extraordinary loss of $4.8 million ($2.9 million, net of taxes) representing the write-off of deferred financing costs resulting from the prepayment of $155 million of term loans under our then existing senior secured credit facility.

Quantitative and Qualitative Disclosures About Market Risk

     We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that may include the use of derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. We do not believe that our foreign exchange exposure is material to our financial position or results of operations. See Note 2 to the Consolidated Financial Statements for additional discussion of our financial instruments and hedging activities. Prior to our debt refinancing in June 2001, our senior secured credit facility required us to maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with a portion of our variable rate bank debt. In conjunction with our debt refinancing, the interest rate swap agreements were terminated. No interest rate swap agreements or other financial derivatives utilized to manage interest rate, foreign exchange or commodity risks were outstanding at December 31, 2002 or 2001. Our debt refinancings are more fully described under "Liquidity and Capital Resources - Cash Flows from Financing Activities" and in Note 12 to the Consolidated Financial Statements.

     At December 31, 2002 and 2001, the fair value of our debt was estimated at $899 million and $857 million, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2002 and 2001, the estimated fair value exceeded the carrying value of the debt by $77 million and $35 million, respectively. An assumed 10% increase in interest rates (representing approximately 60 basis points) would potentially reduce the estimated fair value of our debt by $21 million and $26 million, respectively, at December 31, 2002 and 2001.

     Our 1 3/4% contingent convertible debentures due 2021 have a contingent interest component that will require us to pay contingent interest based on certain thresholds, as outlined in the Indenture. The contingent interest component, which is more fully described in Note 12 to the Consolidated Financial Statements, is considered to be a derivative instrument subject to SFAS 133,"Accounting for Derivative Instruments and Hedging Activities", as amended. As such, the derivative was recorded at its fair value in the consolidated balance sheets and was not material at December 31, 2002 and 2001.

     Borrowings under our unsecured revolving credit facility under our Credit Agreement and our secured receivables credit facility are subject to variable interest rates, unless fixed through interest rate swap or other agreements. Interest rates on our unsecured revolving credit facility are also subject to a pricing schedule that fluctuates over an approximate range of 50 basis points, based on changes in our credit rating. As such, our borrowing cost under these credit facilities will be subject to both fluctuations in interest rates and changes in our credit rating. At December 31, 2002, there were no borrowings outstanding under our revolving credit facility or against our secured receivables credit facility.

Liquidity and Capital Resources

     Cash and Cash Equivalents

     Cash and cash equivalents at December 31, 2002 totaled $97 million, a decrease of $26 million from December 31, 2001. Cash flows from operating activities in 2002 provided cash of $596 million, which was used to fund investing and financing activities, which required cash of $622 million. Cash flows from operating activities in 2001 provided cash of $466 million, which was used to fund investing and financing activities, which required cash of $515 million.

     Cash Flows from Operating Activities

     Net cash from operating activities for 2002 was $131 million higher than the 2001 level. This increase was primarily due to improved operating performance, our ability to accelerate the tax deduction for certain operating expenses resulting from Internal Revenue Service rule changes enacted in 2002, efficiencies in our billing and collection processes, and a reduction in SBCL integration costs paid. The increase was partially offset by settlement payments, primarily related to contractual disputes previously reserved for, and a decrease in the tax benefits realized associated with the exercise of employee stock options. The year-over-year comparisons were also impacted by the payment of indemnifiable tax matters to GlaxoSmithKline in 2002 and cash received from Corning Incorporated in 2001 related to an indemnified billing-related claim. Days sales outstanding, a measure of billing and collection efficiency, decreased to 49 days at December 31, 2002 from 54 days at December 31, 2001.

     Net cash from operating activities for 2001 was $96 million higher than the 2000 level. Excluding a $47 million increase in cash from operations for 2000, associated with the accounting for book overdrafts, the increase in net cash from operating activities for 2001 was $144 million, compared to the prior year. This increase was primarily due to improved operating performance, partially offset by increased employee incentive payments and the costs to settle our interest rate swap agreements.

     Cash Flows from Investing Activities

     Net cash used in investing activities in 2002 was $477 million, consisting primarily of acquisition and related costs of $334 million, primarily to acquire the outstanding voting stock of AML, and capital expenditures of $155 million.

     Net cash used in investing activities in 2001 was $297 million, consisting primarily of acquisition and related transaction costs of $153 million, capital expenditures of $149 million, and an increase in investments of $20 million, partially offset by $23 million in proceeds from the disposition of assets, including $21 million from the sale of an investment in the second quarter of 2001. Acquisition and related costs included $47 million to acquire the assets of Clinical Laboratories of Colorado, LLC in Denver, Colorado; $18 million to acquire the outstanding voting shares that we did not already own of MedPlus, Inc., a leading developer and integrator of clinical connectivity and data management solutions for healthcare organizations and clinicians; $62 million to acquire all of the voting stock of Clinical Diagnostic Services, Inc., which operated a diagnostic testing laboratory and over 50 patient service centers in New York and New Jersey; and $18.5 million to acquire the assets of Las Marias Reference Lab Corp. and Laboratorio Clinico Las Marias, Inc., in San Juan, Puerto Rico.

     Cash Flows from Financing Activities

     Net cash used in financing activities in 2002 was $145 million, consisting primarily of the net cash activity associated with the financing of the AML acquisition, partially offset by proceeds from the exercise of stock options. We financed AML's all-cash purchase price of approximately $335 million and related transaction costs, together with the repayment of approximately $150 million of acquired AML debt and accrued interest with cash on-hand, $300 million of borrowings under our secured receivables credit facility and $175 million of borrowings under our unsecured revolving credit facility. During the last three quarters of 2002, we repaid all of the $475 million in borrowings related to the acquisition of AML.

     Net cash used in financing activities for 2001 was $218 million, consisting primarily of the net cash activity associated with new borrowings and debt repayments, primarily related to our debt refinancings in the second and fourth quarters of 2001, partially offset by $26 million of proceeds from the exercise of stock options.

     On June 27, 2001, we refinanced a majority of our long-term debt on a senior unsecured basis to reduce overall interest costs and obtain less restrictive covenants. Specifically, we completed a $550 million senior notes offering (the "Senior Notes") and entered into a new $500 million senior unsecured credit facility (the "Credit Agreement") which included a $175 million term loan. We used the net proceeds from the senior notes offering and new term loan, together with cash on hand, to repay all of the $584 million which was outstanding under our then existing senior secured credit facility, including the costs to settle existing interest rate swap agreements, and to consummate a cash tender offer and consent solicitation for our Subordinated Notes. The Senior Notes and borrowings under the Credit Agreement are guaranteed by our domestic wholly owned subsidiaries that operate clinical laboratories in the United States. The Senior Notes and Credit Agreement are further described in
Note 12 to the Consolidated Financial Statements.

     In conjunction with the cash tender offer for the Subordinated Notes, $147 million in aggregate principal amount, or 98% of the $150 million of outstanding Subordinated Notes was tendered. In addition, we received the requisite consents from the holders of Subordinated Notes to amend the indenture governing the Subordinated Notes to eliminate substantially all of its restrictive provisions. We made payments of $160 million to holders with respect to the cash tender offer and consent solicitation, including tender premium and related solicitation and banking fees, and accrued interest. During the fourth quarter of 2001, we used cash on hand to redeem all of the remaining $2.5 million of our outstanding Subordinated Notes.

     We incurred $31 million of costs associated with the debt refinancing. Of that amount, $12.4 million represented costs associated with placing the new debt which will be amortized over the term of the Senior Notes and Credit Agreement and $6 million represented the cost to terminate the interest rate swap agreements on the debt which was refinanced. The remaining $12.8 million represented primarily the tender premium incurred in conjunction with our cash tender offer of the Subordinated Notes which was included in the extraordinary loss recorded in the second quarter of 2001 as discussed in Note 8 to the Consolidated Financial Statements.

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

     On November 26, 2001, we completed our $250 million offering of the Debentures. The net proceeds of the offering, together with cash on hand, were used to repay all of the $256 million principal that was outstanding under our secured receivables credit facility. The borrowing capacity under our secured receivables credit facility, totaling $250 million at December 31, 2002, remains available to us for future general corporate purposes and acquisitions.

     The Debentures are guaranteed by our domestic wholly owned subsidiaries that operate clinical laboratories in the United States and do not have a sinking fund requirement. The Debentures, which pay a fixed rate of interest semi-annually commencing on May 31, 2002, have a contingent interest component that will require us to pay contingent interest based on certain thresholds, as outlined in the Indenture. For income tax purposes, the Debentures are considered to be a contingent payment security. As such, interest expense for tax purposes is based on an assumed interest rate related to a comparable fixed interest rate debt security issued by the Company without a conversion feature. The assumed rate was 7% at both December 31, 2002 and 2001.

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

     We incurred $3.3 million of costs associated with the issuance of the Debentures, which will be amortized through November 30, 2004, the initial date the holders of the Debentures may require us to repurchase the Debentures.

     Stock Split

     On May 8, 2001, the stockholders approved an amendment to the Company's restated certificate of incorporation to increase the number of common shares authorized from 100 million shares to 300 million shares. On May 31, 2001, we effected a two-for-one stock split through the issuance of a stock dividend of one new share of common stock for each share of common stock held by stockholders of record on May 16, 2001. References to the number of common shares and per common share amounts in the accompanying consolidated statements of operations, including earnings per common share calculations and related disclosures, have been restated to give retroactive effect to the stock split for all periods presented.

     Dividend Policy

     We have never declared or paid cash dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

     Contractual Obligations and Commitments

     The following table summarizes certain of our contractual obligations as of December 31, 2002. See Notes 12 and 17 to the Consolidated Financial Statements for further details.

                                                                    Payments due by period
                                              -----------------------------------------------------------------
                                                           Less than 1
           Contractual Obligations               Total        year       1-3 years   4-5 years    After 5 years
                                              ----------   -----------   ---------   ----------   -------------
Long-term debt.............................   $  795,945     $    343     $     --    $273,907      $521,695
Capital lease obligations..................       26,594       25,689          693         212            --
Operating leases...........................      478,917      100,992      142,184      83,978       151,763
Purchase obligations.......................       66,162       39,326       26,538         178           120
                                              ----------     --------     --------    --------      --------
  Total contractual obligations............   $1,367,618     $166,350     $169,415    $358,275      $673,578
                                              ==========     ========     ========    ========      ========

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

     Standby letters of credit are obtained, principally in support of our risk management program, to ensure our performance or payment to third parties and amounted to $33 million at December 31, 2002. See Note 17 to the Consolidated Financial Statements for a full description of our standby letters of credit.

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

     Unconsolidated Joint Ventures

     At December 31, 2002, we had investments in unconsolidated joint ventures in Phoenix, Arizona; Indianapolis, Indiana; Dayton, Ohio; and, as a result of the AML acquisition, Chesapeake, Virginia, which are accounted for under the equity method of accounting. We believe that our transactions with our joint ventures are conducted at arm's length, reflecting current market conditions and pricing. Total net revenues of our unconsolidated joint ventures, on a combined basis, are less than 6% of our consolidated net revenues. Total assets associated with our unconsolidated joint ventures are less than 3% of our consolidated total assets. We have no material unconditional obligations or guarantees to, or in support of, our unconsolidated joint ventures and their operations.

     Requirements and Capital Resources

     We estimate that we will invest approximately $170 million to $180 million during 2003 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades. Other than the reduction for outstanding letters of credit, which approximated $33 million at December 31, 2002, all of the $325 million revolving credit facility under the Credit Agreement and all of the $250 million secured receivables credit facility remained available to us for future borrowing at December 31, 2002.

     On February 26, 2003, we accepted for payment more than 99% of the outstanding capital stock of Unilab, the leading independent clinical laboratory in California. On February 28, 2003, we acquired the remaining shares of Unilab through a merger. In connection with the acquisition, we issued approximately
7.4 million shares of Quest Diagnostics common stock (including 0.3 million shares of Quest Diagnostics common stock reserved for outstanding stock options of Unilab which were converted upon the completion of the acquisition into options to acquire shares of Quest Diagnostics common stock), paid $297 million in cash and we plan to repay substantially all of Unilab's outstanding indebtedness. We financed the cash portion of the purchase price, and related transaction costs, and expect to finance the repayment of substantially all of Unilab's existing debt with the proceeds from a new $450 million amortizing term loan and cash on-hand.

     In conjunction with the acquisition of Unilab, on February 6, 2003, we commenced a cash tender offer for all of the outstanding $100.8 million principal amount of Unilab 12 3/4% Senior Subordinated Notes due 2009. We expect to finance the cash tender offer and consent solicitation, including tender premium and related solicitation and banking fees estimated at approximately $25 million, with a combination of cash on-hand and borrowings under the term loan. See Note 18 to the Consolidated Financial Statements for a full discussion of this transaction.

     We believe that cash from operations and our borrowing capacity under our unsecured revolving credit facility and secured receivables credit facility will provide sufficient financial flexibility to meet seasonal working capital requirements and to fund capital expenditures, debt service requirements and additional growth opportunities for the foreseeable future. Improvements in our industry and in particular our financial performance have resulted in improvements to our credit ratings from both Standard & Poor's and Moody's Investor Services. Our investment grade credit ratings have had a favorable impact on our cost of and access to capital. We believe that our improved financial performance should provide us with access to additional financing, if necessary, to fund growth opportunities that cannot be funded from existing sources.

Outlook

     As discussed in the Overview, we believe that the underlying fundamentals of the diagnostic testing industry will continue to improve and that the market for laboratory testing will expand over the long term at a revenue growth rate of approximately 5% to 7% per year. We believe that in the short term, the revenue growth rate will continue closer to the low end of the range. As the leading national provider of diagnostic testing, information and services with the most extensive network of laboratories and patient service centers throughout the United States, Quest Diagnostics will be able to further enhance patient access and customer service. We provide a broad range of benefits for customers including: continued improvements in quality; convenience and accessibility; a broad test menu; and a broad range of medical information products to help providers and insurers better manage their patients' health.

     We continue to invest in areas that are differentiating us from our competitors including: Six Sigma quality, which is benefiting margins by improving efficiencies and is beginning to attract new business by improving service quality; state-of-the-art electronic client connectivity options that enhance customer loyalty; and new tests and testing techniques including gene-based testing. We also pursue selective acquisitions when they make strategic and economic sense. While there are fewer large acquisition opportunities available as a result of industry consolidation, there remain numerous regional and local acquisition opportunities. Additionally, we see an opportunity to use our strong customer service capabilities to expand our current position in many markets around the country.

     Our credit profile continues to improve and is expected to remain strong following the completion of the Unilab transaction. Our strong cash generation and balance sheet position us well to take advantage of growth opportunities.

Inflation

     We believe that inflation generally does not have a material adverse effect on our operations or financial condition because the majority of our contracts are short term.

Impact of Recently Issued Accounting Standards

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123".

     The impact of the above referenced accounting standards is discussed in
Note 2 to the Consolidated Financial Statements.

         STATEMENT OF MANAGEMENT RESPONSIBILITY FOR FINANCIAL STATEMENTS

     The management of Quest Diagnostics Incorporated is responsible for the preparation, presentation and integrity of the consolidated financial statements and other information included in this annual report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include certain amounts based on management's best estimates and judgments.

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

     The Audit and Finance Committee of the Board of Directors is responsible for reviewing and monitoring Quest Diagnostics' financial reporting and accounting practices and the annual appointment of the independent accountants. The Audit and Finance Committee is comprised solely of non-management directors who are, in the opinion of the Board of Directors, free from any relationship that would interfere with the exercise of independent judgment. The Audit and Finance Committee meets periodically with management, the internal auditors and the independent accountants to review and assess the activities of each. Both the independent accountants and the internal auditors meet with the Audit and Finance Committee, without management present, to review the results of their audits and their assessment of the adequacy of the system of internal accounting controls and the quality of financial reporting.

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


/s/  Kenneth W. Freeman
-----------------------
     Kenneth W. Freeman
     Chairman of the Board and
     Chief Executive Officer


/s/  Robert A. Hagemann
-----------------------
     Robert A. Hagemann
     Vice President and
     Chief Financial Officer

Report of Independent Accountants

To the Board of Directors and Stockholders of Quest Diagnostics Incorporated

     In our opinion, the consolidated financial statements listed in the index appearing under Item 15 (a)(1) present fairly, in all material respects, the financial position of Quest Diagnostics Incorporated and its subsidiaries (the "Company") at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 2 to the financial statements, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which changed the method of accounting for goodwill and other intangible assets effective January 1, 2002.


/s/  PricewaterhouseCoopers LLP
-------------------------------

     PricewaterhouseCoopers LLP
     New York, New York
     January 21, 2003, except as to Note 18, which is as of February 28, 2003

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 and 2001
                      (in thousands, except per share data)

                                                                                    2002           2001
                                                                                 ----------   ----------
Assets
Current assets:
    Cash and cash equivalents ................................................   $   96,777   $  122,332
    Accounts receivable, net of allowance of $193,456 and $216,203
       at December 31, 2002 and 2001, respectively ...........................      522,131      508,340
    Inventories ..............................................................       60,899       49,906
    Deferred income taxes ....................................................      102,700      157,649
    Prepaid expenses and other current assets ................................       41,936       38,287
                                                                                 ----------   ----------
       Total current assets ..................................................      824,443      876,514
Property, plant and equipment, net ...........................................      570,149      508,619
Goodwill, net ................................................................    1,788,850    1,351,123
Intangible assets, net .......................................................       22,083       28,020
Deferred income taxes ........................................................       29,756       52,678
Other assets .................................................................       88,916      113,601
                                                                                 ----------   ----------
Total assets .................................................................   $3,324,197   $2,930,555
                                                                                 ==========   ==========

Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses ....................................   $  609,945   $  657,219
    Current portion of long-term debt ........................................       26,032        1,404
                                                                                 ----------   ----------
       Total current liabilities .............................................      635,977      658,623
Long-term debt ...............................................................      796,507      820,337
Other liabilities ............................................................      122,850      115,608
Commitments and contingencies
Common stockholders' equity:
    Common stock, par value $0.01 per share; 300,000 shares authorized; 97,963 and 96,024 shares issued and outstanding at December 31, 2002 and 2001,
       respectively ..........................................................          980          960
    Additional paid-in capital ...............................................    1,817,511    1,714,676
    Accumulated deficit ......................................................      (40,772)    (362,926)
    Unearned compensation ....................................................       (3,332)     (13,253)
    Accumulated other comprehensive loss .....................................       (5,524)      (3,470)
                                                                                 ----------   ----------
       Total common stockholders' equity .....................................    1,768,863    1,335,987
                                                                                 ----------   ----------
Total liabilities and stockholders' equity ...................................   $3,324,197   $2,930,555
                                                                                 ==========   ==========

The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                     (in thousands, except per share data)


                                                                    2002         2001         2000
                                                                 ----------   ----------   ----------
Net revenues..................................................   $4,108,051   $3,627,771   $3,421,162

Costs and expenses:
    Cost of services..........................................    2,432,388    2,151,594    2,056,237
    Selling, general and administrative.......................    1,074,841    1,018,680    1,001,443
    Interest expense, net.....................................       53,673       70,523      113,092
    Amortization of goodwill and other intangible assets......        8,373       46,107       45,665
    Provisions for restructuring and other special charges....           --        5,997        2,100
    Minority share of income..................................       14,874        9,953        9,359
    Other, net................................................      (18,475)      (7,687)      (7,715)
                                                                 ----------   ----------   ----------
       Total..................................................    3,565,674    3,295,167    3,220,181
                                                                 ----------   ----------   ----------
Income before taxes and extraordinary loss....................      542,377      332,604      200,981
Income tax expense............................................      220,223      148,692       96,033
                                                                 ----------   ----------   ----------
Income before extraordinary loss..............................      322,154      183,912      104,948
Extraordinary loss, net of taxes..............................           --      (21,609)      (2,896)
                                                                 ----------   ----------   ----------
Net income ...................................................   $  322,154   $  162,303   $  102,052
                                                                 ==========   ==========   ==========
Basic earnings per common share:
Income before extraordinary loss..............................   $     3.34   $     1.98   $     1.17
Extraordinary loss, net of taxes..............................           --        (0.24)       (0.03)
                                                                 ----------   ----------   ----------
Net income....................................................   $     3.34   $     1.74   $     1.14
                                                                 ==========   ==========   ==========
Diluted earnings per common share:
Income before extraordinary loss..............................   $     3.23   $     1.88   $     1.11
Extraordinary loss, net of taxes..............................           --        (0.22)       (0.03)
                                                                 ----------   ----------   ----------
Net income....................................................   $     3.23   $     1.66   $     1.08
                                                                 ==========   ==========   ==========

The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                 (in thousands)

                                                        2002        2001         2000
                                                     ---------   -----------   ---------
Cash flows from operating activities:
Net income........................................   $ 322,154   $   162,303   $ 102,052
Extraordinary loss, net of taxes..................          --        21,609       2,896
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization..................     131,391       147,727     134,296
   Provision for doubtful accounts................     217,360       218,271     234,694
   Provisions for restructuring and other
      special charges.............................          --         5,997       2,100
   Deferred income tax provision (benefit)........      90,401          (560)     33,837
   Minority share of income.......................      14,874         9,953       9,359
   Stock compensation expense.....................       9,028        20,672      24,592
   Tax benefits associated with stock-based
      compensation plans..........................      44,507        71,917      37,125
   Other, net.....................................        (813)        1,034      (4,078)
   Changes in operating assets and liabilities:
      Accounts receivable.........................    (168,185)     (230,131)   (250,255)
      Accounts payable and accrued expenses.......     (12,658)       12,788     100,223
      Integration, settlement and other special
         charges..................................     (29,668)      (48,664)    (68,150)
      Other assets and liabilities, net...........     (22,020)       72,887      10,764
                                                     ---------   -----------   ---------
Net cash provided by operating activities.........     596,371       465,803     369,455
                                                     ---------   -----------   ---------

Cash flows from investing activities:
Business acquisitions, net of cash acquired.......    (333,512)     (152,864)     92,225
Capital expenditures..............................    (155,196)     (148,986)   (116,450)
Proceeds from disposition of assets...............      10,564        22,673       3,625
Increase in investments and other assets..........      (9,728)      (20,428)    (27,415)
Collection of note receivable.....................      10,660         2,989          --
                                                     ---------   -----------   ---------
Net cash used in investing activities.............    (477,212)     (296,616)    (48,015)
                                                     ---------   -----------   ---------

Cash flows from financing activities:
Repayments of debt................................    (634,278)   (1,175,489)   (446,762)
Proceeds from borrowings..........................     475,237       969,939     256,000
Financing costs paid..............................        (129)      (28,459)     (1,732)
Exercise of stock options.........................      27,034        25,631      22,147
Distributions to minority partners................     (12,192)       (8,718)     (6,871)
Redemption of preferred stock.....................          --        (1,000)         --
Preferred dividends paid..........................          --          (236)        (29)
Other.............................................        (386)           --          --
                                                     ---------   -----------   ---------
Net cash used in financing activities.............    (144,714)     (218,332)   (177,247)
                                                     ---------   -----------   ---------

Net change in cash and cash equivalents...........     (25,555)      (49,145)    144,193

Cash and cash equivalents, beginning of year......     122,332       171,477      27,284
                                                     ---------   -----------   ---------

Cash and cash equivalents, end of year............   $  96,777   $   122,332   $ 171,477
                                                     =========   ===========   =========

        The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                (in thousands)

                                                                                               Accumulated
                                                         Additional                 Unearned       Other        Comprehensive
                                                Common     Paid-In    Accumulated    Compen-   Comprehensive       Income
                                                 Stock     Capital      Deficit      sation    Income (Loss)       (Loss)
                                                ------   ----------   -----------   --------   -------------   --------------
Balance, December 31, 1999...................    $444    $1,502,551    $(627,045)   $(11,438)     $(2,450)
Net income...................................                            102,052                                  $102,052
Other comprehensive loss.....................                                                      (3,008)          (3,008)
                                                                                                                  --------
Comprehensive income.........................                                                                     $ 99,044
                                                                                                                  ========
Preferred dividends declared.................                               (118)
Issuance of common stock under benefit plans
  (868 common shares)........................       8        58,039                  (45,357)
Exercise of stock options
  (1,585 common shares)......................      16        22,131
Shares to cover payroll tax withholdings on
  exercised stock options
  (265 common shares)........................      (3)      (22,012)
Tax benefits associated with stock-
  based compensation plans...................                37,125
Adjustment to Corning receivable.............                (5,858)
Amortization of unearned compensation........                                         25,718
                                                 ----    ----------    ---------    --------      -------
Balance, December 31, 2000...................     465     1,591,976     (525,111)    (31,077)      (5,458)
Net income...................................                            162,303                                  $162,303
Other comprehensive income...................                                                       1,988            1,988
                                                                                                                  --------
Comprehensive income.........................                                                                     $164,291
                                                                                                                  ========
Two-for-one stock split
  (47,149 common shares).....................     472          (472)
Preferred dividends declared.................                               (118)
Issuance of common stock under benefit plans
  (233 common shares)........................       2        25,040                   (3,540)
Exercise of stock options (2,101 common
    shares)..................................      21        25,610
Tax benefits associated with stock-based
    compensation plans.......................                71,917
Adjustment to Corning receivable.............                   605
Amortization of unearned compensation........                                         21,364
                                                 ----    ----------    ---------    --------      -------
Balance, December 31, 2001...................     960     1,714,676     (362,926)    (13,253)      (3,470)
Net income...................................                            322,154                                  $322,154
Other comprehensive loss.....................                                                      (2,054)          (2,054)
                                                                                                                  --------
Comprehensive income.........................                                                                     $320,100
                                                                                                                  ========
Issuance of common stock under benefit plans
  (418 common shares)........................       4        31,310
Exercise of stock options (1,521 common
   shares)...................................      16        27,018
Tax benefits associated with stock-based
  compensation plans.........................                44,507
Amortization of unearned compensation........                                          9,921
                                                 ----    ----------    ---------    --------      -------
Balance, December 31, 2002...................    $980    $1,817,511    $ (40,772)   $ (3,332)     $(5,524)
                                                 ====    ==========    =========    ========      =======

        The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (dollars in thousands unless otherwise indicated)

1.   DESCRIPTION OF BUSINESS

     Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") is the largest clinical laboratory testing business in the United States. Prior to January 1, 1997, Quest Diagnostics was a wholly owned subsidiary of Corning Incorporated ("Corning"). On December 31, 1996, Corning distributed all of the outstanding shares of common stock of the Company to the stockholders of Corning as part of the "Spin-Off Distribution."

     As the nation's leading provider of diagnostic testing and related services for the healthcare industry, Quest Diagnostics offers a broad range of clinical laboratory testing services to physicians, hospitals, managed care organizations, employers, governmental institutions and other independent clinical laboratories. Quest Diagnostics is the leading provider of esoteric testing, including gene-based testing, and testing for drugs of abuse. The Company is also a leading provider of anatomic pathology services and testing to support clinical trials of new pharmaceuticals worldwide. Through the Company's national network of laboratories and patient service centers, and its esoteric testing laboratory and development facilities, Quest Diagnostics offers comprehensive and innovative diagnostic testing, information and related services used by physicians and other healthcare customers to diagnose, treat and monitor diseases and other medical conditions.

     During 2002, Quest Diagnostics processed over 115 million requisitions through its extensive network of laboratories and patient service centers in virtually every major metropolitan area throughout the United States.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of all entities controlled by the Company. The equity method of accounting is used for investments in affiliates which are not Company controlled, in which the Company's ownership interest is between 20 and 50 percent and in which the Company has significant influence. The Company's share of equity earnings from investments in affiliates, accounted for under the equity method, totaled $16.7 million, $10.8 million and $5.5 million, respectively, for 2002, 2001 and 2000. The Company's share of equity earnings is included in "other, net" in the consolidated statements of operations. All significant intercompany accounts and transactions are eliminated in consolidation.

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

     Revenue Recognition

     The Company primarily recognizes revenue for services rendered upon completion of the testing process. Billings for services under third-party payer programs, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts under such programs. Adjustments to the estimated receipts, based on final settlement with the third-party payers, are recorded upon settlement. In 2002, 2001 and 2000, approximately 15%, 14% and 13%, respectively, of net revenues were generated by Medicare and Medicaid programs. Under capitated agreements with managed care customers, the Company recognizes revenue based on a predetermined monthly contractual rate for each member of the managed care plan regardless of the number or cost of services provided by the Company.

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

     Earnings Per Share

     On May 8, 2001, the stockholders approved an amendment to the Company's restated certificate of incorporation to increase the number of common shares authorized from 100 million shares to 300 million shares. On May 31, 2001, the Company effected a two-for-one stock split through the issuance of a stock dividend of one new share of common stock for each share of common stock held by stockholders of record on May 16, 2001. References to the number of common shares and per common share amounts in the accompanying consolidated statements of operations, including earnings per common share calculations and related disclosures, have been restated to give retroactive effect to the stock split for all periods presented.

     Basic earnings per common share is calculated by dividing net income, less preferred stock dividends ($30 per quarter in 2001 and 2000), by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income, less preferred stock dividends, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. The if-onverted method is used in determining the dilutive effect of the Company's
1 3/4% contingent convertible debentures in periods when the holders of such securities are permitted to exercise their conversion rights (see Note 12). Potentially dilutive common shares include outstanding stock options and restricted common shares granted under the Company's Employee Equity Participation Program. During the fourth quarter of 2001, the Company redeemed all of its then issued and outstanding shares of preferred stock.

     The computation of basic and diluted earnings before extraordinary loss per common share was as follows (in thousands except per share data):

                                               2002       2001       2000
                                             --------   -------    --------

Income before extraordinary loss..........   $322,154   $183,912   $104,948
Less: Preferred stock dividends...........         --        118        118
                                             --------   --------   --------
Income before extraordinary loss available
   to common stockholders.................   $322,154   $183,794   $104,830
                                             ========   ========   ========

Weighted average number of common shares
   outstanding - basic....................     96,467     93,053     89,525

Effect of dilutive securities:
Stock options.............................      2,879      3,854      4,191
Restricted common stock...................        444        703        584
                                             --------   --------   --------

Weighted average number of common shares
   outstanding - diluted..................     99,790     97,610     94,300
                                             ========   ========   ========

Basic earnings per common share:
Income before extraordinary loss..........   $   3.34   $   1.98   $   1.17
                                             ========   ========   ========

Diluted earnings per common share:
Income before extraordinary loss..........   $   3.23   $   1.88   $   1.11
                                             ========   ========   ========

     The following securities were not included in the diluted earnings per share calculation due to their antidilutive effect (in thousands):

                                                 2002    2001   2000
                                                -----   -----   ----

Stock options................................   2,352   1,820    126
Restricted common stock......................      --      20     22

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                         NOTES TO CONSOLIDATED FINANCIAL
                             STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

     Stock-Based Compensation

     Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148") encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. In addition, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     The Company has chosen to adopt the disclosure only provisions of SFAS 148 and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under this approach, the cost of restricted stock awards is expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense. Stock-based compensation expense recorded in accordance with APB 25, relating to restricted stock awards, was $9 million, $21 million and $25 million in 2002, 2001 and 2000, respectively.

     The Company has several stock ownership and compensation plans, which are described more fully in Note 14. The following table presents net income and basic and diluted earnings per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts granted for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148:

                                               2002       2001       2000
                                             --------   --------   --------

Net income, as reported...................   $322,154   $162,303   $102,052
Add: Stock-based compensation under
   APB 25.................................      9,028     20,672     24,592
Deduct:  Total stock-based compensation
   expense determined under fair value
   method for all awards, net of related
   tax effects............................    (47,393)   (45,079)   (45,024)
                                             --------   --------   --------
Pro forma net income......................   $283,789   $137,896   $ 81,620
                                             ========   ========   ========

Earnings per common share:
Basic - as reported.......................   $   3.34   $   1.74   $   1.14
                                             --------   --------   --------
Basic - pro forma.........................   $   2.94   $   1.48   $   0.91
                                             --------   --------   --------

Diluted - as reported.....................   $   3.23   $   1.66   $   1.08
                                             --------   --------   --------
Diluted - pro forma.......................   $   2.87   $   1.41   $   0.86
                                             --------   --------   --------

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                 2002         2001     2000
                                                 ----         ----     ----

Dividend yield............................        0.0%         0.0%     0.0%
Risk-free interest rate...................        4.2%         5.1%     6.5%
Expected volatility.......................       45.2%        47.7%    43.7%
Expected holding period, in years.........         5            5        5

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

     Property, Plant and Equipment

     Property, plant and equipment is recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and expensed as incurred for preliminary project activities and post-implementation activities. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, payroll and payroll related costs for employees who are directly associated with and who devote time to the internal-use software project and interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Certain costs, such as maintenance and training, are expensed as incurred. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Depreciation and amortization are provided on the straight-line method over expected useful asset lives as follows: buildings and improvements, ranging from ten to thirty years; laboratory equipment and furniture and fixtures, ranging from three to seven years; leasehold improvements, the lesser of the useful life of the improvement or the remaining life of the building or lease, as applicable; and computer software developed or obtained for internal use, ranging from three to five years.

     Goodwill

     Goodwill represents the cost of acquired businesses in excess of the fair value of assets acquired, including separately recognized intangible assets, less the fair value of liabilities assumed in a business combination. In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which broadens the criteria for recording intangible assets separate from goodwill and requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment. Prior to July 1, 2001, goodwill was amortized on the straight-line method over periods not exceeding forty years. Pursuant to SFAS 142, goodwill recorded in connection with acquisitions consummated prior to July 1, 2001 continued to be amortized through December 31, 2001 and has not been amortized thereafter. In addition, goodwill recognized in connection with acquisitions consummated after June 30, 2001 has not been amortized.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

     The following table presents net income, income before extraordinary loss and basic and diluted earnings per common share, adjusted to reflect results as if the nonamortization provisions of SFAS 142 had been in effect for the periods presented:

                                                                                       2002       2001       2000
                                                                                     --------   --------   --------
Net income, as reported...........................................................   $322,154   $162,303   $102,052
Add back: Amortization of goodwill, net of taxes..................................         --     35,964     36,023
                                                                                     --------   --------   --------
Adjusted net income...............................................................   $322,154   $198,267   $138,075
                                                                                     ========   ========   ========

Income before extraordinary loss, adjusted to exclude amortization of goodwill,
   net of taxes...................................................................   $322,154   $219,876   $140,971

Basic earnings per common share:
Net income, as reported...........................................................   $   3.34   $   1.74   $   1.14
Amortization of goodwill, net of taxes............................................         --       0.39       0.40
                                                                                     --------   --------   --------
Adjusted net income...............................................................   $   3.34   $   2.13   $   1.54
                                                                                     ========   ========   ========

Income before extraordinary loss, adjusted to exclude amortization of goodwill,
   net of taxes...................................................................   $   3.34   $   2.36   $   1.57

Diluted earnings per common share:
Net income, as reported...........................................................   $   3.23   $   1.66   $   1.08
Amortization of goodwill, net of taxes............................................         --       0.37       0.38
                                                                                     --------   --------   --------
Adjusted net income...............................................................   $   3.23   $   2.03   $   1.46
                                                                                     ========   ========   ========

Income before extraordinary loss, adjusted to exclude amortization of goodwill,
  net of taxes....................................................................   $   3.23   $   2.25   $   1.49

     Intangible Assets

     Intangible assets are recognized as an asset apart from goodwill if the asset arises from contractual or other legal rights, or if it is separable. Intangible assets, principally representing the cost of customer lists and non-competition agreements acquired, are capitalized and amortized on the straight-line method over their expected useful life, which generally ranges from five to fifteen years. The Company does not have any intangible assets that have an indefinite useful life.

     Recoverability and Impairment of Goodwill

     The new criteria for recording intangible assets separate from goodwill did not require the Company to reclassify any of its intangible assets. Under the nonamortization provisions of SFAS 142, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The provisions of SFAS 142 require that a transitional impairment test be performed as of the beginning of the year the statement is adopted. The provisions of SFAS 142 also require that a goodwill impairment test be performed annually or in the case of other events that indicate a potential impairment. The Company's transitional impairment test indicated that there was no impairment of goodwill upon adoption of SFAS 142 effective January 1, 2002. The annual impairment test of goodwill was performed at the end of the Company's fiscal year on December 31st and indicated that there was no impairment of goodwill as of December 31, 2002.

     Effective January 1, 2002, the Company evaluates the recoverability and measures the potential impairment of its goodwill under SFAS 142. The impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Management's estimate of fair value considers publicly available information regarding the market capitalization of the Company as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of the Company's business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

value for the Company to the book value of the Company's consolidated net assets. If the book value of the consolidated net assets is greater than the estimate of fair value, the Company would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit's goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. Management believes its estimation methods are reasonable and reflective of common valuation practices.

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

     Prior to 2002, the Company evaluated the recoverability and measured the possible impairment of goodwill under APB Opinion No. 17, "Intangible Assets" based on a fair value methodology. The fair value method was applied to each of the regional laboratories. Management's estimate of fair value was primarily based on multiples of forecasted revenue or multiples of forecasted earnings before interest, taxes, depreciation and amortization ("EBITDA"). The multiples were primarily determined based upon publicly available information regarding comparable publicly-traded companies in the industry, but also considered (i) the financial projections of each regional laboratory, (ii) the future prospects of each regional laboratory, including its growth opportunities, managed care concentration and likely operational improvements, and (iii) comparable sales prices, if available. During 2001 and 2000, no impairments of goodwill were recorded.

     Recoverability and Impairment of Intangible Assets and Other Long-Lived Assets

     Effective January 1, 2002, the Company evaluates the possible impairment of its long-lived assets, including intangible assets which are amortized pursuant to the provisions of SFAS 142, under SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company's ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset. The Company's adoption of SFAS 144 did not result in any impairment loss being recorded.

     Investments

     The Company accounts for investments in equity securities, which are included in other assets, in conformity with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), which requires the use of fair value accounting for trading or available-for-sale securities. Unrealized gains and losses for available-for-sale securities are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. Gains and losses on securities sold are based on the average cost method. "Other, net" for the year ended December 31, 2001 included a gain of $6.3 million associated with the sale of certain investments accounted for under SFAS 115. Investments in equity securities have not been material to the Company.

     Financial Instruments

     The Company's policy for managing exposure to market risks may include the use of financial instruments, including derivatives. The Company has established a control environment that includes policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These policies prohibit holding or issuing derivative financial instruments for trading purposes.

     SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Effective January 1, 2001, the Company adopted SFAS 133, as amended.The

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

cumulative effect of the change in accounting for derivative financial instruments upon adoption on January 1, 2001 of SFAS 133, as amended, reduced comprehensive income by approximately $1 million.

     Fair Value of Financial Instruments

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturity of these instruments. At December 31, 2002 and 2001, the fair value of the Company's debt was estimated at $899 million and $857 million, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2002 and 2001, the estimated fair value exceeded the carrying value of the debt by $77 million and $35 million, respectively.

     The Company's 1 3/4% contingent convertible notes due 2021 have a contingent interest component that will require the Company to pay contingent interest based on certain thresholds, as outlined in the Indenture. The contingent interest component, which is more fully described in Note 12, is considered to be a derivative instrument subject to SFAS 133, as amended. As such, the derivative was recorded at its fair value in the consolidated balance sheets and was not material at both December 31, 2002 and 2001.

     Comprehensive Income

     Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities and foreign currency translation adjustments.

     Segment Reporting

     The Company currently operates in one reportable business segment. Substantially all of the Company's services are provided within the United States, and substantially all of the Company's assets are located within the United States. No one customer accounted for ten percent or more of net sales in 2002, 2001, or 2000.

     New Accounting Standards

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" ("SFAS 44") and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("SFAS 64") and amends SFAS No. 13, "Accounting for Leases" ("SFAS 13"). This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", will be used to classify gains and losses from extinguishment of debt. SFAS 44 was no longer necessary because the transitions under the Motor Carrier Act of 1980 were completed. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to existing pronouncements. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002, with earlier application encouraged. The Company will adopt SFAS 145 effective January 1, 2003 and reflect any necessary reclassifications in its consolidated statements of operations. The adoption of SFAS 145 will not have a material impact on the Company's financial position.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company will adopt SFAS 146 effective January 1, 2003.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective on a prospective basis for guarantees issued or modified starting January 1, 2003 and requires the additional disclosures in its interim and annual financial statements effective for the period ended December 31, 2002. The Company will adopt the initial recognition and initial measurement provisions of FIN 45 effective January 1, 2003, and does not expect that the provisions of FIN 45 will have a material impact on the Company's results of operations or financial position.

3.   BUSINESS ACQUISITIONS

     2002 Acquisitions

     On April 1, 2002, the Company completed its acquisition of all of the outstanding voting stock of American Medical Laboratories, Incorporated, ("AML") and an affiliated company of AML, LabPortal, Inc. ("LabPortal"), a provider of electronic connectivity products, in an all-cash transaction with a combined value of approximately $500 million, which included the assumption of approximately $160 million in debt.

     Through the acquisition of AML, Quest Diagnostics acquired all of AML's operations, including two full-service laboratories, 51 patient service centers, and hospital sales, service and logistics capabilities. The all-cash purchase price of approximately $335 million and related transaction costs, together with the repayment of approximately $150 million of principal and related accrued interest, representing substantially all of AML's debt, was financed by Quest Diagnostics with cash on-hand, $300 million of borrowings under its secured receivables credit facility and $175 million of borrowings under its unsecured revolving credit facility. During 2002, Quest Diagnostics repaid all of the $475 million in borrowings related to the acquisition of AML.

     The acquisition of AML was accounted for under the purchase method of accounting. As such, the cost to acquire AML has been allocated to the assets and liabilities acquired based on estimated fair values as of the closing date. The consolidated financial statements include the results of operations of AML subsequent to the closing of the acquisition.

     The following table summarizes the Company's purchase price allocation related to the acquisition of AML based on the estimated fair value of the assets acquired and liabilities assumed on the acquisition date.

                                              Fair Values
                                                 as of
                                             April 1, 2002
                                             -------------
Current assets............................      $ 83,403
Property, plant and equipment.............        31,475
Goodwill..................................       426,314
Other assets..............................         8,211
                                                --------
   Total assets acquired..................       549,403
                                                --------

Current portion of long-term debt.........        11,834
Other current liabilities.................        51,403
Long-term debt............................       139,465
Other liabilities.........................         4,925
                                                --------
   Total liabilities assumed..............       207,627
                                                --------

   Net assets acquired....................      $341,776
                                                ========

     Based on management's review of the net assets acquired and consultations with valuation specialists, no intangible assets meeting the criteria under SFAS No. 141, "Business Combinations", were identified. Of the $426 million allocated to goodwill, approximately $17 million is expected to be deductible for tax purposes.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

     The following unaudited pro forma combined financial information for each of the years ended December 31, 2002 and 2001 assumes that the AML acquisition was effected on January 1, 2001 (in thousands, except per share data):

                                                           2002         2001
                                                        ----------   ----------
Net revenues.........................................   $4,186,466   $3,925,418
Income before extraordinary loss.....................      321,751      192,955
Net income...........................................      321,751      171,346

Basic earnings per common share:
Income before extraordinary loss.....................   $     3.34   $     2.07
Net income...........................................         3.34         1.84
Weighted average common shares outstanding - basic...       96,467       93,053

Diluted earnings per common share:
Income before extraordinary loss.....................   $     3.22   $     1.98
Net income...........................................         3.22         1.76
Weighted average common shares
   outstanding - diluted.............................       99,790       97,610

     Pro forma results for 2002 exclude $14.5 million of direct transaction costs incurred and expensed by AML immediately prior to the closing of the AML acquisition.

     The all-cash purchase price for LabPortal of approximately $4 million and related transaction costs, together with the repayment of all of LabPortal's outstanding debt of approximately $7 million and related accrued interest, was financed by Quest Diagnostics with cash on-hand. The acquisition of LabPortal was accounted for under the purchase method of accounting. As such, the cost to acquire LabPortal has been allocated to the assets and liabilities acquired based on estimated fair values as of the closing date, including approximately $8 million of goodwill. The consolidated financial statements include the results of operations of LabPortal subsequent to the closing of the acquisition.

     2001 Acquisitions

     During 2001, the Company acquired the assets of Clinical Laboratories of Colorado, LLC ("CLC") and the assets of Las Marias Reference Lab Corp. and Laboratorio Clinico Las Marias, Inc., a clinical laboratory based in San Juan, Puerto Rico ("Las Marias"). During 2001, the Company also acquired the outstanding voting shares that it did not already own of MedPlus, Inc. ("MedPlus"), a leading developer and integrator of clinical connectivity and data management solutions for healthcare organizations and clinicians, and all of the voting stock of Clinical Diagnostic Services, Inc. ("CDS"), which operates a diagnostic testing laboratory and more than 50 patient service centers in New York and New Jersey. Additionally, during 2001, the Company acquired the minority ownership interest of a consolidated joint venture from its joint venture partner. The combined purchase price for these acquisitions was $155 million, which was paid primarily in cash.

     The Company accounted for the above acquisitions under the purchase method of accounting. In connection with the above transactions, the Company recorded during 2001 $153 million of goodwill, representing acquisition costs in excess of the fair value of net assets acquired, and approximately $8 million associated with non-compete agreements. The amounts paid under the non-compete agreements are being amortized on the straight-line basis over their five-year terms. During 2002, the Company recorded approximately $4 million of adjustments to finalize the purchase price allocations associated with businesses acquired in 2001, primarily related to accruals for integration costs for actions impacting the employees and operations of the acquired businesses, partially offset by adjustments to finalize the deferred tax position of the acquired entities.

     The historical financial statements of Quest Diagnostics include the results of operations of each acquired company subsequent to the closing of the respective acquisition.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

4.   INTEGRATION OF ACQUIRED BUSINESSES

     Integration of American Medical Laboratories, Incorporated

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

     In connection with the AML integration plan, the Company recorded $11 million of costs associated with executing the plan. The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of the total costs indicated above, $9.5 million, related to actions that impact the employees and operations of AML, was accounted for as a cost of the AML acquisition and included in goodwill. Of the $9.5 million, $5.9 million related to employee severance benefits for approximately 200 employees, with the remainder primarily related to contractual obligations associated with leased facilities and equipment. In addition, $1.5 million of integration costs, related to actions that impact Quest Diagnostics' employees and operations and comprised principally of employee severance benefits for approximately 100 employees, were accounted for as a charge to earnings in the third quarter of 2002 and included in "other, net" within the consolidated statements of operations. As of December 31, 2002, accruals related to the AML integration plan totaled $8.3 million. While the majority of the integration costs are expected to be paid in 2003, there are certain severance and facility exit costs that have payment terms extending beyond 2003.

     Integration of Clinical Diagnostic Services, Inc.

     During the fourth quarter of 2002, the Company finalized its plan related to the integration of CDS into Quest Diagnostics' laboratory network in the New York metropolitan area. Of the $13.3 million of costs recorded in the fourth quarter of 2002 in connection with the execution of the CDS integration plan, all of which were associated with actions impacting the employees and operations of CDS, $3 million related to employee severance benefits for approximately 150 employees with the remainder primarily associated with remaining contractual obligations under facility and equipment leases. The costs outlined above were recorded as a cost of the acquisition and included in goodwill. As of December 31, 2002, accruals related to the CDS integration plan totaled $10.3 million, substantially all of which represented remaining contractual obligations under facility leases which have terms extending beyond 2003.

     Integration of SmithKline Beecham Clinical Laboratory Testing Business

     On August 16, 1999, the Company completed the acquisition of SmithKline Beecham Clinical Laboratories, Inc. ("SBCL") which operated the clinical laboratory business of SmithKline Beecham plc ("SmithKline Beecham"). During the fourth quarter of 1999, Quest Diagnostics finalized its plan to integrate SBCL into Quest Diagnostics' laboratory network and recorded the estimated costs associated with executing the integration plan. The majority of these integration costs related to employee severance, contractual obligations associated with leased facilities and equipment, and the write-off of fixed assets which management believed would have no future economic benefit upon combining the operations. The plan focused principally on laboratory consolidations in geographic markets served by more than one of the Company's laboratories, and the redirection of testing volume within the Company's national network to provide more local testing and improve customer service.

     Integration costs, including write-offs of fixed assets, totaling $56 million which related to planned activities affecting SBCL assets, liabilities and employees, were recorded as a cost of the SBCL acquisition during the fourth quarter of 1999. Of these costs, $34 million related to employee severance costs for approximately 1,250 employees, and $13.4 million related to contractual obligations including those related to facilities and equipment leases. The remaining portion of the costs was associated with the write-off of assets that management planned to dispose of in conjunction with the integration of SBCL. During the third quarter of 2000, a $2.1 million increase to goodwill was recorded in conjunction with finalizing the SBCL purchase price allocation, which included a $3.9 million

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

increase in accruals for employee severance benefits, partially offset by a reduction in accruals primarily related to facility lease obligations.

     The Company also recorded a $36 million net charge to earnings in the fourth quarter of 1999 that represented the costs related to planned integration activities affecting Quest Diagnostics' operations and employees. Of these costs, $23 million related to employee severance costs for approximately 1,050 employees, $9.7 million related primarily to lease obligations for facilities and equipment and $6.7 million was associated with the write-off of assets that management planned to dispose of in conjunction with the integration of SBCL. During the third quarter of 2000, the Company recorded a $2.1 million reduction in accruals for employee severance benefits and costs to exit leased facilities, offset by a charge to write-off fixed assets used in the operations of Quest Diagnostics.

     The following table summarizes the Company's accruals for integration costs affecting the acquired operations and employees of SBCL (in millions):

                                  Employee       Costs of
                                  Severance   Exiting Leased
                                    Costs       Facilities     Other   Total
                                  ---------   --------------   -----   ------
Balance, December 31, 1999.....    $ 32.4         $ 5.5        $ 7.8   $ 45.7
Amounts utilized in 2000.......     (16.4)         (2.0)        (5.8)   (24.2)
Adjustment to accruals.........       3.9          (1.6)        (0.2)     2.1
                                   ------         -----        -----   ------
Balance, December 31, 2000.....      19.9           1.9          1.8     23.6
Amounts utilized in 2001.......     (14.7)         (1.4)        (1.2)   (17.3)
                                   ------         -----        -----   ------
Balance, December 31, 2001.....    $  5.2         $ 0.5        $ 0.6   $  6.3
                                   ======         =====        =====   ======

     The following table summarizes the Company's accruals for restructuring costs associated with the integration of SBCL affecting Quest Diagnostics' operations and employees (in millions):

                                  Employee       Costs of
                                  Severance   Exiting Leased
                                    Costs       Facilities     Other   Total
                                  ---------   --------------   -----   ------
Balance, December 31, 1999.....    $ 20.9         $ 8.9        $ 0.8   $ 30.6
Amounts utilized in 2000.......     (10.5)         (1.5)        (0.4)   (12.4)
Adjustment to accruals.........      (1.6)         (0.8)         0.3     (2.1)
                                   ------         -----        -----   ------
Balance, December 31, 2000.....       8.8           6.6          0.7     16.1
Amounts utilized in 2001.......      (7.1)         (2.5)        (0.5)   (10.1)
                                   ------         -----        -----   ------
Balance, December 31, 2001.....    $  1.7         $ 4.1        $ 0.2   $  6.0
                                   ======         =====        =====   ======

     The actions associated with the SBCL integration plan, including those related to severed employees, were completed as of June 30, 2001. The remaining accruals associated with the SBCL integration plan, principally comprised of remaining contractual obligations under facility leases, were not material at December 31, 2002.

5.   TAXES ON INCOME

     In conjunction with the Spin-Off Distribution, the Company entered into a tax sharing agreement with its former parent and a former subsidiary, that provide the parties with certain rights of indemnification against each other. As part of the SBCL acquisition agreements, the Company entered into a tax indemnification arrangement with SmithKline Beecham that provides the parties with certain rights of indemnification against each other.

     The Company's pretax income (loss) consisted of $547 million, $332 million and $203 million from U.S. operations and approximately $(4.5) million, $0.2 million and $(1.6) million from foreign operations for the years ended December 31, 2002, 2001 and 2000, respectively.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

     The components of income tax expense for 2002, 2001 and 2000 were as follows:

                                                            2002       2001      2000
                                                          --------   --------   -------
Current:
   Federal.............................................   $105,799   $119,265   $52,852
   State and local.....................................     23,396     28,497     8,506
   Foreign.............................................        627      1,490       838

Deferred:
   Federal.............................................     73,002       (452)   21,776
   State and local.....................................     17,399       (108)   12,061
                                                          --------   --------   -------
      Total............................................   $220,223   $148,692   $96,033
                                                          ========   ========   =======

     A reconciliation of the federal statutory rate to the Company's effective tax rate for 2002, 2001 and 2000 was as follows:

                                                          2002   2001   2000
                                                          ----   ----   ----

Tax provision at statutory rate........................   35.0%  35.0%  35.0%
State and local income taxes, net of federal benefit...    5.0    5.0    5.6
Non-deductible goodwill amortization...................     --    3.9    6.7
Impact of foreign operations...........................    0.2    0.4    0.4
Non-deductible meals and entertainment expense.........    0.3    0.4    0.7
Other, net.............................................    0.1     --   (0.6)
                                                          ----   ----   ----
   Effective tax rate..................................   40.6%  44.7%  47.8%
                                                          ====   ====   ====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2002 and 2001 were as follows:

                                                            2002       2001
                                                          --------   --------
Current deferred tax asset:
   Accounts receivable reserve.........................   $ 30,449   $ 34,821
   Liabilities not currently deductible................     67,173    112,069
   Accrued settlement reserves.........................      3,456      7,116
   Accrued restructuring and integration costs.........      1,622      3,643
                                                          --------   --------
      Total............................................   $102,700   $157,649
                                                          ========   ========
Non-current deferred tax asset:
   Liabilities not currently deductible................   $ 42,074   $ 45,595
   Accrued restructuring and integration costs.........      3,334        945
   Depreciation and amortization.......................    (15,652)     6,138
                                                          --------   --------
      Total............................................   $ 29,756   $ 52,678
                                                          ========   ========

     As of December 31, 2002, the Company had estimated net operating loss carryforwards, for state income tax purposes, of $365 million, which expire at various dates through 2022. As of December 31, 2002 and 2001, deferred tax assets associated with net operating loss carryforwards of $29 million and $31 million, respectively, have each been reduced by a valuation reserve of $27 million.

     Income taxes payable at December 31, 2002 and 2001 were $20 million and $30 million, respectively, and consisted primarily of federal income taxes payable of $23 million and $36 million, respectively.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

6.   SUPPLEMENTAL CASH FLOW AND OTHER DATA

                                         2002       2001       2000
                                       --------   --------   --------

Depreciation expense................   $123,018   $101,620   $ 88,631

Interest expense....................     56,347     76,765    119,681
Interest income.....................     (2,674)    (6,242)    (6,589)
                                       --------   --------   --------
Interest, net.......................     53,673     70,523    113,092

Interest paid.......................     56,102     58,537    110,227

Income taxes paid...................     83,710     26,384     21,821

Businesses acquired:
Fair value of assets acquired.......   $561,267   $182,136   $(66,013)
Fair value of liabilities assumed...    215,810     29,272     26,212

     During 2000, the Company terminated one of its laboratory network management agreements with a customer which resulted in a reduction in accounts receivable and a corresponding decrease in accrued expenses of $69 million, neither reduction having a cash impact.

7.   PROVISIONS FOR SPECIAL CHARGES

     During the second quarter of 2001, the Company recorded a special charge of $6.0 million in connection with the refinancing of its debt and settlement of the Company's interest rate swap agreements. Prior to the Company's debt refinancing in June 2001 (see Note 12), the Company's senior secured credit agreement required the Company to maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with a portion of its variable interest rate indebtedness. These interest rate swap agreements were considered a hedge against changes in the amount of future cash flows associated with the interest payments of the Company's variable rate debt obligations. Accordingly, the interest rate swap agreements were recorded at their estimated fair value in the Company's consolidated balance sheet and the related losses on these contracts were deferred in stockholders' equity as a component of comprehensive income. In conjunction with the debt refinancing, the interest rate swap agreements were terminated and the losses reflected in stockholders' equity as a component of comprehensive income were reclassified to earnings and reflected as a special charge in the consolidated statement of operations for the year ended December 31, 2001.

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

     An extraordinary loss was recorded in 2000, representing the write-off of deferred financing costs associated with debt which was prepaid during the period. During the fourth quarter of 2000, the Company prepaid $155 million of term loans under its senior secured credit facility. The extraordinary loss recorded in the fourth quarter of 2000 in connection with this prepayment was $4.8 million ($2.9 million, net of taxes).

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

9.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 2002 and 2001 consisted of the following:

                                                        2002        2001
                                                     ----------   ---------

Land..............................................   $   33,148   $  35,331
Buildings and improvements........................      277,565     264,639
Laboratory equipment, furniture and fixtures......      569,982     461,786
Leasehold improvements............................      119,397      98,416
Computer software developed or obtained for
   internal use...................................      101,594      69,278
Construction-in-progress..........................       40,599      42,577
                                                     ----------   ---------
                                                      1,142,285     972,027
Less: accumulated depreciation and amortization...     (572,136)   (463,408)
                                                     ----------   ---------
   Total..........................................   $  570,149   $ 508,619
                                                     ==========   =========

10.  GOODWILL AND INTANGIBLE ASSETS

     Goodwill at December 31, 2002 and 2001 consisted of the following:

                                                        2002         2001
                                                     ----------   ----------

Goodwill..........................................   $1,976,903   $1,539,176
Less: accumulated amortization....................     (188,053)    (188,053)
                                                     ----------   ----------
   Goodwill, net..................................   $1,788,850   $1,351,123
                                                     ==========   ==========

     The changes in the gross carrying amount of goodwill for the years ended December 31, 2002 and 2001 are as follows:

                                                        2002         2001
                                                     ----------   ----------

Balance as of January 1...........................   $1,539,176   $1,387,242
Goodwill acquired during the year.................      437,727      151,934
                                                     ----------   ----------
Balance as of December 31.........................   $1,976,903   $1,539,176
                                                     ==========   ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

     Intangible assets at December 31, 2002 and 2001 consisted of the following:

                    Weighted Average
                      Amortization
                         Period                December 31, 2002                  December 31, 2001
                    ----------------   --------------------------------   --------------------------------
                                                 Accumulated                        Accumulated
                                        Cost     Amortization     Net      Cost     Amortization     Net
                                       -------   ------------   -------   -------   ------------   -------
Non-compete
   agreements....        5 years       $44,482     $(32,268)    $12,214   $43,943     $(26,566)    $17,377
Customer lists...       15 years        41,301      (33,751)      7,550    41,331      (31,787)      9,544
Other............       10 years         4,580       (2,261)      2,319     3,067       (1,968)      1,099
                                       -------     --------     -------   -------     --------     -------
   Total.........       10 years       $90,363     $(68,280)    $22,083   $88,341     $(60,321)    $28,020
                                       =======     ========     =======   =======     ========     =======

     Amortization expense related to other intangible assets was $8,373, $7,715 and $7,803 for the years ended December 31, 2002, 2001 and 2000, respectively.

     The estimated amortization expense related to other intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2002 is as follows:

    Fiscal Year Ending
       December 31,
-------------------------

2003.....................     7,615
2004.....................     6,057
2005.....................     2,633
2006.....................     1,520
2007.....................       769
Thereafter...............     3,489
                            -------
   Total.................   $22,083
                            =======

11.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 2002 and 2001 consisted of the following:

                                                   2002       2001
                                                 --------   --------

Accrued wages and benefits....................   $250,226   $240,202
Accrued expenses..............................    208,037    247,161
Trade accounts payable........................    111,982    112,962
Income taxes payable..........................     20,268     29,997
Accrued restructuring and integration costs...     10,791      9,107
Accrued settlement reserves...................      8,641     17,790
                                                 --------   --------
   Total......................................   $609,945   $657,219
                                                 ========   ========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

12.  DEBT

     Long-term debt at December 31, 2002 and 2001 consisted of the following:

                                                               2002       2001
                                                             --------   --------
6 3/4% Senior Notes due July 2006.........................   $273,907   $273,594
7 1/2% Senior Notes due July 2011.........................    274,060    273,950
1 3/4% Contingent Convertible Debentures
  due November 2021.......................................    247,635    247,510
Other.....................................................     26,937     26,687
                                                             --------   --------
   Total..................................................    822,539    821,741
Less current portion......................................     26,032      1,404
                                                             --------   --------
   Total long-term debt...................................   $796,507   $820,337
                                                             ========   ========

     Credit Agreement

     The Credit Agreement currently includes a $325 million unsecured revolving credit facility which expires in June 2006. Interest on the unsecured revolving credit facility is based on certain published rates plus an applicable margin that will vary over an approximate range of 50 basis points based on changes in the Company's credit ratings. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to 180 days. Interest on any outstanding amounts not covered under the LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate (as defined in the Credit Agreement). Additionally, the Company has the ability to borrow up to $200 million under the unsecured revolving credit facility at rates determined by a competitive bidding process among the lenders. As of December 31, 2002, the Company's borrowing rate for LIBOR-based loans was LIBOR plus 1.3125%. As of December 31, 2002 and 2001, there were no borrowings outstanding under the unsecured revolving credit facility.

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

     Secured Receivables Credit Facility

     On July 21, 2000, the Company completed a receivables-backed financing transaction (the "secured receivables credit facility"), the proceeds of which were used to pay down loans outstanding under the Company's then existing senior secured credit facility that was used to finance the acquisition of SBCL. The secured receivables credit facility is currently being provided by Blue Ridge Asset Funding Corporation, a commercial paper funding vehicle administered by Wachovia Bank, N.A., and La Fayette Asset Securitization LLC, a commercial funding vehicle administered by Credit Lyonnais.

     Interest on the secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Borrowings outstanding under the secured receivables credit facility, if any, are classified as a current liability on our consolidated balance sheet since the lenders fund the borrowings through the issuance of commercial paper which matures at various dates up to ninety days from the date of issuance. There were no borrowings outstanding as of December 31, 2002 and 2001.

     On September 24, 2002, the Company reduced the size of its secured receivables credit facility from $300 million to $250 million, because the Company's borrowing capacity and cash generation are more than sufficient to meet its current and anticipated needs. Prompting the Company's decision to reduce the size of the secured receivables credit facility was the decision by one of the banks to not renew its participation. Another bank in the group offered to increase its participation to fully offset the exiting bank. The Company did not accept this offer for the reasons cited above.

     The secured receivables credit facility has the benefit of one-year back-up facilities, provided on a committed basis. The back-up facility that supports the funding from Blue Ridge is provided by Wachovia Bank and the back-up facility that supports the funding from La Fayette is provided by Credit Lyonnais. Each of these back-up facilities expires on July 21, 2003, the date on which the secured receivables credit facility expires, unless extended.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

     Senior Notes

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

     1 3/4% Contingent Convertible Debentures

     On November 26, 2001, the Company completed its $250 million offering of 1 3/4% contingent convertible debentures due 2021 (the "Debentures"). The net proceeds of the offering, together with cash on hand, were used to repay all of the $256 million principal that was then outstanding under the Company's secured receivables credit facility. The Debentures, which pay a fixed rate of interest semi-annually commencing on May 31, 2002, have a contingent interest component, which is considered to be a derivative instrument subject to SFAS 133, as amended, that will require the Company to pay contingent interest based on certain thresholds, as outlined in the Indenture. For income tax purposes, the Debentures are considered to be a contingent payment security. As such, interest expense for tax purposes is based on an assumed interest rate related to a comparable fixed interest rate debt security issued by the Company without a conversion feature. The assumed interest rate for tax purposes was 7% for both 2002 and 2001.

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

     2001 Debt Refinancings

     On June 27, 2001, the Company refinanced a majority of its long-term debt on a senior unsecured basis to reduce overall interest costs and obtain less restrictive covenants. Specifically, the Company completed a $550 million senior notes offering (the "Senior Notes") and entered into a new $500 million senior unsecured credit facility (the "Credit Agreement") which included a five-year $325 million revolving credit agreement and a $175 million term loan. The Company used the net proceeds from the senior notes offering and new term loan, together with cash on hand, to repay all of the $584 million which was outstanding under its then existing senior secured credit agreement, including the costs to settle existing interest rate swap agreements, and to consummate a cash tender offer and consent solicitation for its Subordinated Notes. During the remainder of 2001, the Company repaid the $175 million term loan under the Credit Agreement.

     In conjunction with the cash tender offer for the Company's Subordinated Notes, $147 million in aggregate principal amount, or 98% of the $150 million of outstanding Subordinated Notes was tendered. In addition, the Company received the requisite consents from the holders of Subordinated Notes to amend the indenture governing the Subordinated Notes to eliminate substantially all of its

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

restrictive provisions. The Company made payments of $160 million to holders with respect to the cash tender offer and consent solicitation, including tender premium and related solicitation and banking fees, and accrued interest. On December 17, 2001, the Company redeemed the remaining Subordinated Notes that were still outstanding as of that date.

     The Company incurred $31 million of costs associated with this debt refinancing. Of that amount, $12.4 million represented costs associated with placing the new debt, which will be amortized over the term of the related debt and $6.0 million represented the cost to terminate the interest rate swap agreements on the debt that was refinanced (see Note 7). The remaining $12.8 million represented primarily the tender premium incurred in conjunction with the Company's cash tender offer of the Subordinated Notes which was included in the extraordinary loss recorded in the second quarter of 2001 (see Note 8).

     Long-term debt, including capital leases, maturing in each of the years subsequent to December 31, 2003 is as follows:

Year ending December 31,
2004....................................   $    529
2005....................................        164
2006....................................    274,096
2007....................................         23
2008 and thereafter.....................    521,695
                                           --------
   Total long-term debt.................   $796,507
                                           ========

     The table above assumes that the Debentures are repaid at their stated maturity in 2021.

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

     Accumulated Other Comprehensive Income (Loss)

     The components of accumulated other comprehensive income (loss) for 2002, 2001 and 2000 were as follows:

                                                               Foreign                     Accumulated
                                                               Currency                       Other
                                                             Translation   Market Value   Comprehensive
                                                              Adjustment    Adjustment    Income (Loss)
                                                             -----------   ------------   -------------
Balance, December 31, 1999 ...............................     $(2,450)      $    --         $(2,450)
Translation adjustment ...................................        (758)           --            (758)
Market value adjustment, net of tax benefit of $1,469 ....          --        (2,250)         (2,250)
                                                               -------       -------         -------
Balance, December 31, 2000 ...............................      (3,208)       (2,250)         (5,458)
Translation adjustment ...................................      (1,178)           --          (1,178)
Market value adjustment, net of tax expense of $2,093 ....          --         3,166           3,166
                                                               -------       -------         -------
Balance, December 31, 2001 ...............................      (4,386)          916          (3,470)
Translation adjustment ...................................       1,906            --           1,906
Market value adjustment, net of tax benefit of $2,627 ....          --        (3,960)         (3,960)
                                                               -------       -------         -------
Balance, December 31, 2002 ...............................     $(2,480)      $(3,044)        $(5,524)
                                                               =======       =======         =======

     The market value adjustments for 2002, 2001 and 2000 represented unrealized holding gains (losses), net of taxes.

     For the year ended December 31, 2001, other comprehensive income included the cumulative effect of the change in accounting for derivative financial instruments upon adoption of SFAS 133, as amended, which reduced comprehensive income by approximately $1 million. In addition, in conjunction with the Company's debt refinancing, the interest rate swap agreements were terminated and the losses reflected in stockholders' equity as a component of comprehensive income were reclassified to earnings and reflected as a special charge of $6.0 million in the consolidated statement of operations for the year ended December 31, 2001 (see Note 7).

14.  STOCK OWNERSHIP AND COMPENSATION PLANS

     Employee and Non-employee Directors Stock Ownership Programs

     In 1999, the Company established the 1999 Employee Equity Participation Program (the "1999 EEPP") to replace the Company's prior plan established in 1996 (the "1996 EEPP"). The 1999 EEPP provides for three types of awards: (a) stock options, (b) stock appreciation rights and (c) incentive stock awards. The 1999 EEPP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Quest Diagnostics' common stock at no less than the fair market value on the date of grant. The stock options are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, as determined by the Board of Directors. The stock options expire on the date designated by the Board of Directors but in no event more than eleven years from date of grant. Grants of stock appreciation rights allow eligible employees to receive a payment based on the appreciation of Quest Diagnostics' common stock in cash, shares of Quest Diagnostics' common stock or a combination thereof. The stock appreciation rights are granted at an exercise price at no less than the fair market value of Quest Diagnostics' common stock on the date of grant. Stock appreciation rights expire on the date designated by the Board of Directors but in no event more than eleven years from date of grant. No stock appreciation rights have been granted under the 1999 EEPP. Under the incentive stock provisions of the plan, the 1999 EEPP allows eligible employees to receive awards of shares, or the right to receive shares, of Quest Diagnostics' common stock, the equivalent value in cash or a combination thereof. These shares are earned on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, which ranges primarily from three to four years. The market value of the shares awarded is recorded as unearned compensation. The amount of unearned compensation is subject to adjustment based upon changes in earnings estimates during the initial year of grant and is amortized to compensation expense over the prescribed vesting period. Key executive, managerial and technical employees are eligible to participate in the 1999 EEPP. The provisions of the 1996 EEPP were similar to those outlined above for the 1999 EEPP.

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

     In 1998, the Company established the Quest Diagnostics Incorporated Stock Option Plan for Non-employee Directors (the "Director Option Plan"). The Director Option Plan provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Quest Diagnostics' common stock at no less than fair market value on the date of grant. The maximum number of shares that may be issued under the Director Option Plan is 1 million shares. The stock options expire ten years from date of grant and generally vest over three years. During 2002, 2001 and 2000, grants under the Director Option Plan totaled 94, 81 and 149 thousand shares, respectively.

     Transactions under the stock option plans were as follows (options in thousands):

                                                     2002      2001      2000
                                                    -------   -------   -------
Options outstanding, beginning of year ..........     8,695     9,246    11,482
Options granted .................................     2,052     2,413     1,496
Options exercised ...............................    (1,543)   (2,576)   (3,324)
Options terminated ..............................      (282)     (388)     (408)
                                                    -------   -------   -------
Options outstanding, end of year ................     8,922     8,695     9,246
                                                    =======   =======   =======

Exercisable .....................................     3,943     3,168     3,618

Weighted average exercise price:
   Options granted ..............................   $ 74.92   $ 55.08   $ 31.61
   Options exercised ............................     18.70     11.37      8.44
   Options terminated ...........................     26.05     25.31     14.10
   Options outstanding, end of year .............     38.83     26.33     14.59
   Exercisable, end of year .....................     22.09     13.97      9.36

Weighted average fair value of options
  at grant date                                     $ 33.74   $ 25.79   $ 14.97

     The following relates to options outstanding at December 31, 2002:

                          Options Outstanding                                  Options Exercisable
----------------------------------------------------------------------   ---------------------------------
                                   Weighted Average
                                      Remaining
   Range of           Shares       Contractual Life   Weighted Average       Shares       Weighted Average
Exercise Price    (in thousands)      (in years)       Exercise Price    (in thousands)    Exercise Price
--------------    --------------   ----------------   ----------------   --------------   ----------------
$ 5.26 - $11.28          716              4.9              $ 7.93               716            $ 7.93
$12.92 - $19.16        3,369              6.7               13.72             2,185             13.76
$28.53 - $35.64          523              7.4               30.35               288             30.40
$44.00 - $60.00        1,956              8.2               53.56               575             53.67
$60.06 - $75.94        1,983              9.1               70.09               178             65.83
$80.95 - $94.99          375              9.3               93.22                 1             82.55

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

     The following summarizes the activity relative to incentive stock awards granted in 2002, 2001 and 2000 (shares in thousands):

                                                        2002     2001     2000
                                                       ------   ------   ------
Incentive shares, beginning of year ................    1,320    1,788    1,136
Incentive shares granted ...........................       --       --      920
Incentive shares vested ............................     (570)    (439)    (224)
Incentive shares forfeited and canceled ............      (15)     (29)     (44)
                                                       ------   ------   ------
Incentive shares, end of year ......................      735    1,320    1,788
                                                       ======   ======   ======

Weighted average fair value of incentive
  shares at grant date..............................   $   --   $   --   $23.54

     The balance of the incentive stock awards at December 31, 2002 are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period.

     Employee Stock Purchase Plan

     Under the Company's Employee Stock Purchase Plan ("ESPP"), substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics' common stock. The purchase price of the stock is 85% of the lower of its beginning-of-quarter or end-of-quarter market price. Under the ESPP, the maximum number of shares of Quest Diagnostics' common stock which may be purchased by eligible employees is 4 million. Approximately 236, 203 and 463 thousand shares of common stock were purchased by eligible employees in 2002, 2001 and 2000, respectively.

     Employee Stock Ownership Plan

     Prior to 1999, the Company maintained its Employee Stock Ownership Plan ("ESOP") to account for certain shares of Quest Diagnostics' common stock which had been issued for the account of all active regular employees of the Company as of December 31, 1996. Effective with the closing of the SBCL acquisition, the Company modified certain provisions of the ESOP to provide an additional benefit to employees through ownership of the Company's common stock. During the year ended December 31, 2002, the ESOP was merged into the Company's defined contribution plan. Prior to the merger of the ESOP into the Company's defined contribution plan, substantially all of the Company's employees were eligible to participate in the ESOP. The Company's contributions to the ESOP trust were based on 2% of eligible employee compensation for those employees who were actively employed or on a leave of absence on the last day of the Plan year. Company contributions to the trust were made in the form of shares of Quest Diagnostics' common stock. The Company's contributions to this plan aggregated $10.4 million, $19.7 million and $21 million for 2002, 2001 and 2000, respectively.

15.  EMPLOYEE RETIREMENT PLAN

     The Company maintains a defined contribution plan covering substantially all of its employees. During the year ended December 31, 2002, the ESOP, to which the Company made annual contributions equal to 2% of eligible compensation, was merged into the Company's defined contribution plan and the Company increased its maximum matching contribution for its defined contribution plan from 4% to 6% of an employee's eligible wages. The Company's expense for contributions to its defined contribution plan aggregated $42 million, $30 million and $29 million for 2002, 2001 and 2000, respectively.

16.  RELATED PARTY TRANSACTIONS

     As a result of the merger of Glaxo Wellcome and SmithKline Beecham in December 2000, GlaxoSmithKline plc ("GSK") currently beneficially owns approximately 23% of the outstanding shares of Quest Diagnostics common stock.

     As part of the SBCL acquisition agreements, SmithKline Beecham and Quest Diagnostics entered into the following agreements: data access agreements under which Quest Diagnostics granted SmithKline Beecham and certain affiliated companies certain non-exclusive rights and access to use Quest Diagnostics' proprietary clinical laboratory information database, which were terminated as of December 31, 2002; and an agreement under which SmithKline Beecham agreed to provide, through December 31, 2000, various administrative services that it had previously provided to SBCL prior to its acquisition by Quest Diagnostics (the "Transitional Services Agreement").

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                (dollars in thousands unless otherwise indicated)

     In addition to the contracts outlined above, GSK has a long-term contractual relationship with Quest Diagnostics under which Quest Diagnostics is the primary provider of testing to support GSK's and SmithKline Beecham's clinical trials testing requirements worldwide (the "Clinical Trials Agreements");

     Significant transactions with GSK and SmithKline Beecham during 2002, 2001 and 2000 included:

                                                                               2002      2001      2000
                                                                             -------   -------   -------
Revenues, primarily derived under the Clinical Trials Agreements..........   $32,822   $27,806   $31,334

Purchases, primarily related to services rendered by SmithKline Beecham
   under the Transitional Services Agreement..............................   $    --   $   184   $15,901

     In addition, under the SBCL acquisition agreements, SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after tax basis, against certain matters primarily related to taxes and billing and professional liability claims (see Note 17).

     At December 31, 2002 and 2001, accounts payable and accrued expenses included $26 million and $29 million, respectively, due to SmithKline Beecham, primarily related to tax benefits associated with indemnifiable matters. During 2001, substantially all of the billing-related claims indemnified by SmithKline Beecham were settled (see Note 17). At December 31, 2002 and 2001, other assets included $1.8 million and $10.1 million, respectively, due from SmithKline Beecham, primarily related to management's best estimate of the amounts required to satisfy certain professional liability claims indemnified by SmithKline Beecham.

     During 2001, the Company received $8.7 million from Corning related to certain indemnified billing-related claims settled in 2001 and 2000.

17. COMMITMENTS AND CONTINGENCIES

     Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect at December 31, 2002 are as follows:

Year ending December 31,
2003...........................................   $100,992
2004...........................................     79,760
2005...........................................     62,424
2006...........................................     45,770
2007...........................................     38,208
2008 and thereafter............................    151,763
                                                  --------
Minimum lease payments.........................    478,917
Noncancelable sub-lease income.................       (814)
                                                  --------
Net minimum lease payments.....................   $478,103
                                                  ========

     Operating lease rental expense for 2002, 2001 and 2000 aggregated $97 million, $83 million and $77 million, respectively.

     The Company has certain noncancelable commitments to purchase products or services from various suppliers, mainly for telecommunications and standing orders to purchase reagents and other laboratory supplies. At December 31, 2002 the approximate total future purchase commitments are $66 million, of which $39 million are expected to be incurred in 2003.

     In support of its risk management program, the Company has standby letters of credit issued under its unsecured revolving credit facility to ensure its performance or payment to third parties, which amounted to $33 million at December 31, 2002. The letters of

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                (dollars in thousands unless otherwise indicated)

credit, which are renewed annually, primarily represent collateral for current and future automobile liability and workers' compensation loss payments.

     The Company has entered into several settlement agreements with various governmental and private payers during recent years relating to industry-wide billing and marketing practices that had been substantially discontinued by early 1993. In addition, the Company is aware of several pending lawsuits filed under the qui tam provisions of the civil False Claims Act and has received notices of private claims relating to billing issues similar to those that were the subject of prior settlements with various governmental payers. Some of the proceedings against the Company involve claims that are substantial in amount. Some of the cases involved the operations of SBCL prior to the closing of the SBCL acquisition. During both the second and third quarters of 2001, settlements were reached in a number of the complaints against SBCL for $30 million and $31 million, respectively. The settlements were paid directly by SmithKline Beecham under the terms of the indemnity described below.

     SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after-tax basis, against monetary payments for governmental claims or investigations relating to the billing practices of SBCL that had been settled before or were pending as of the closing date of the SBCL acquisition. SmithKline Beecham has also agreed to indemnify the Company, on an after-tax basis, against all monetary payments relating to professional liability claims of SBCL for services provided prior to the closing of the SBCL acquisition. Amounts due from SmithKline Beecham at December 31, 2002, related principally to indemnified professional liability claims discussed above, totaled approximately $4 million. The estimated reserves and related amounts due from SmithKline Beecham are subject to change as additional information regarding the outstanding claims is gathered and evaluated.

     At December 31, 2002 recorded reserves, relating primarily to billing claims approximated $9 million. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

     In addition to the billing-related settlement reserves discussed above, the Company is involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against the Company involve claims that are substantial in amount. Some of these claims involved contracts of SBCL that were terminated following the Company's acquisition of SBCL. During the year ended December 31, 2002, the Company paid approximately $18 million to settle claims related to contracts of SBCL that were terminated following the Company's acquisition of SBCL. The settlements had been fully reserved for. Although management cannot predict the outcome of such proceedings or any claims made against the Company, management does not anticipate that the ultimate outcome of the various proceedings or claims will have a material adverse effect on our financial position but may be material to the Company's results of operations and cash flows in the period in which such claims are resolved.

     As a general matter, providers of clinical laboratory testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance programs for claims that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. The basis for claims reserves incorporates actuarially determined losses based upon the Company's historical and projected loss experience. Management believes that present insurance coverage and reserves are sufficient to cover currently estimated exposures. Although management cannot predict the outcome of any claims made against the Company, management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial position but may be material to the Company's results of operations and cash flows in the period in which such claims are resolved.

18. SUBSEQUENT EVENT

     Acquisition of Unilab Corporation

     On February 26, 2003, the Company accepted for payment more than 99% of the outstanding capital stock of Unilab Corporation ("Unilab"), the leading independent clinical laboratory in California. On February 28, 2003, the Company acquired the remaining

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                (dollars in thousands unless otherwise indicated)

shares of Unilab through a merger. In connection with the acquisition, the Company issued approximately 7.4 million shares of Quest Diagnostics common stock (including 0.3 million shares of Quest Diagnostics common stock reserved for outstanding stock options of Unilab which were converted upon the completion of the acquisition into options to acquire shares of Quest Diagnostics common stock), paid $297 million in cash and plans to repay substantially all of Unilab's outstanding indebtedness.

     As part of the acquisition, Quest Diagnostics acquired all of Unilab's operations, including its primary testing facilities in Los Angeles, San Jose and Sacramento, California, and approximately 365 patient service centers and 35 rapid response laboratories.

     The Company financed the cash portion of the purchase price and related transaction costs and expects to finance the repayment of substantially all of Unilab's existing debt with the proceeds from a new $450 million amortizing term loan ("term loan") and cash on-hand. The term loan carries interest at LIBOR plus 1.3125% and requires principal repayments of the initial amount borrowed equal to 16.25%, 20%, 20%, 21.25% and 22.5% in years one through five, respectively.

     In connection with the acquisition of Unilab, as part of a settlement agreement with the United States Federal Trade Commission, the Company entered into an agreement to sell to Laboratory Corporation of America Holdings, Inc., ("LabCorp"), certain assets in northern California, including the assignment of agreements with four independent physician associations ("IPA") and leases for 46 patient service centers (five of which also serve as rapid response laboratories) for $4.5 million. Approximately $27 million in annual net revenues are generated by capitated fees under the IPA contracts and associated fee for service testing for physicians whose patients use these patient service centers, as well as from specimens received directly from the IPA physicians.

     In conjunction with the acquisition of Unilab, on February 6, 2003, the Company commenced a cash tender offer for all of the outstanding $100.8 million principal amount of Unilab 12 3/4% Senior Subordinated Notes due 2009. The Company expects to finance the cash tender offer and consent solicitation, including tender premium and related solicitation and banking fees estimated at approximately $25 million, with a combination of cash on-hand and borrowings under the $450 million amortizing term loan.

     While the acquisition of Unilab will be accounted for under the purchase method of accounting, a preliminary purchase price allocation is not practical at this time.

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

Condensed Consolidating Balance Sheet
December 31, 2002

                                                                                 Non-
                                                                Subsidiary    Guarantor
                                                     Parent     Guarantors   Subsidiaries   Eliminations   Consolidated
                                                   ----------   ----------   ------------   ------------   ------------
Assets
Current assets:
Cash and cash equivalents ......................   $   79,015   $    7,377    $  10,385      $        --    $   96,777
Accounts receivable, net .......................       15,032       89,626      417,473               --       522,131
Other current assets ...........................       52,952       63,148       89,435               --       205,535
                                                   ----------   ----------    ---------      -----------    ----------
   Total current assets ........................      146,999      160,151      517,293               --       824,443
Property, plant and equipment, net .............      227,263      317,243       25,643               --       570,149
Intangible assets, net .........................      159,293    1,607,767       43,873               --     1,810,933
Intercompany receivable (payable) ..............      194,874      236,752     (431,626)              --            --
Investment in subsidiaries .....................    1,631,868           --           --       (1,631,868)           --
Other assets ...................................       61,653       26,905       30,114               --       118,672
                                                   ----------   ----------    ---------      -----------    ----------
   Total assets ................................   $2,421,950   $2,348,818    $ 185,297      $(1,631,868)   $3,324,197
                                                   ==========   ==========    =========      ===========    ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses ..........   $  295,479   $  287,539    $  26,927      $        --    $  609,945
Current portion of long-term debt ..............           --       25,689          343               --        26,032
                                                   ----------   ----------    ---------      -----------    ----------
   Total current liabilities ...................      295,479      313,228       27,270               --       635,977
Long-term debt .................................      315,109      478,863        2,535               --       796,507
Other liabilities ..............................       42,499       62,339       18,012               --       122,850
Common stockholders' equity ....................    1,768,863    1,494,388      137,480       (1,631,868)    1,768,863
                                                   ----------   ----------    ---------      -----------    ----------
   Total liabilities and stockholders' equity...   $2,421,950   $2,348,818    $ 185,297      $(1,631,868)   $3,324,197
                                                   ==========   ==========    =========      ===========    ==========

Condensed Consolidating Balance Sheet
December 31, 2001

                                                                                 Non-
                                                                Subsidiary    Guarantor
                                                     Parent     Guarantors   Subsidiaries   Eliminations   Consolidated
                                                   ----------   ----------   ------------   ------------   ------------
Assets
Current assets:
Cash and cash equivalents ......................   $       --   $  110,571    $  11,761      $        --    $  122,332
Accounts receivable, net .......................        9,083       52,232      447,025               --       508,340
Other current assets ...........................       93,144       52,755       99,943               --       245,842
                                                   ----------   ----------    ---------      -----------    ----------
   Total current assets ........................      102,227      215,558      558,729               --       876,514
Property, plant and equipment, net .............      170,494      320,244       17,881               --       508,619
Intangible assets, net .........................      154,809    1,188,031       36,303               --     1,379,143
Intercompany receivable (payable) ..............      425,735       92,378     (518,113)              --            --
Investment in subsidiaries .....................    1,096,647           --           --       (1,096,647)           --
Other assets ...................................       75,633       54,998       35,648               --       166,279
                                                   ----------   ----------    ---------      -----------    ----------
   Total assets ................................   $2,025,545   $1,871,209    $ 130,448      $(1,096,647)   $2,930,555
                                                   ==========   ==========    =========      ===========    ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses ..........   $  334,666   $  290,039    $  32,514      $        --    $  657,219
Short-term borrowings and current portion of
  long-term debt ...............................           21        1,040          343               --         1,404
                                                   ----------   ----------    ---------      -----------    ----------
   Total current liabilities ...................      334,687      291,079       32,857               --       658,623
Long-term debt .................................      310,690      502,519        7,128               --       820,337
Other liabilities ..............................       44,181       57,469       13,958               --       115,608
Common stockholders' equity ....................    1,335,987    1,020,142       76,505       (1,096,647)    1,335,987
                                                   ----------   ----------    ---------      -----------    ----------
   Total liabilities and stockholders' equity...   $2,025,545   $1,871,209    $ 130,448      $(1,096,647)   $2,930,555
                                                   ==========   ==========    =========      ===========    ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)
                (dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2002

                                                                                 Non-
                                                                Subsidiary    Guarantor
                                                     Parent     Guarantors   Subsidiaries   Eliminations   Consolidated
                                                    ---------   ----------   ------------   ------------   ------------
Net revenues ...................................    $ 749,268   $3,143,063     $483,637      $(267,917)     $4,108,051

Costs and expenses:
   Cost of services .............................     477,683    1,804,150      150,555             --       2,432,388
   Selling, general and administrative ..........     167,736      663,560      258,667        (15,122)      1,074,841
   Interest expense, net ........................      77,033      220,912        8,523       (252,795)         53,673
   Amortization of intangibles ..................       2,154        6,219           --             --           8,373
   Royalty (income) expense .....................    (246,687)     246,687           --             --              --
   Other, net ...................................        (806)      (1,439)      (1,356)            --          (3,601)
                                                    ---------   ----------     --------      ---------      ----------
   Total .......................................      477,113    2,940,089      416,389       (267,917)      3,565,674
                                                    ---------   ----------     --------      ---------      ----------
Income before taxes.............................      272,155      202,974       67,248             --         542,377
Income tax expense .............................      109,337       81,190       29,696             --         220,223
                                                    ---------   ----------     --------      ---------      ----------
Income before equity earnings ..................      162,818      121,784       37,552             --         322,154
Equity earnings from subsidiaries ..............      159,336           --           --       (159,336)             --
                                                    ---------   ----------     --------      ---------      ----------
Net income .....................................    $ 322,154   $  121,784     $ 37,552      $(159,336)     $  322,154
                                                    =========   ==========     ========      =========      ==========

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2001

                                                                                 Non-
                                                                Subsidiary    Guarantor
                                                     Parent     Guarantors   Subsidiaries   Eliminations   Consolidated
                                                    ---------   ----------   ------------   ------------   ------------
Net revenues ...................................    $ 596,909   $2,862,536     $451,525      $(283,199)     $3,627,771

Costs and expenses:
   Cost of services .............................     431,382    1,610,902      109,310             --       2,151,594
   Selling, general and administrative ..........     159,439      623,419      250,420        (14,598)      1,018,680
   Interest expense, net ........................      73,499      243,978       21,647       (268,601)         70,523
   Amortization of goodwill and other intangible
    assets.......................................       3,826       41,696          585             --          46,107
   Provision for special charge .................       5,997           --           --             --           5,997
   Royalty (income) expense .....................    (241,886)     241,886           --             --              --
   Other, net ...................................       2,042         (989)       1,213             --           2,266
                                                    ---------   ----------     --------      ---------      ----------
      Total ......................................    434,299    2,760,892      383,175       (283,199)      3,295,167
                                                    ---------   ----------     --------      ---------      ----------
Income before taxes and extraordinary loss .....      162,610      101,644       68,350             --         332,604
Income tax expense .............................       68,932       53,023       26,737             --         148,692
                                                    ---------   ----------     --------      ---------      ----------
Income before equity earnings and
   extraordinary loss ...........................      93,678       48,621       41,613             --         183,912
Equity earnings from subsidiaries ..............       72,505           --           --        (72,505)             --
                                                    ---------   ----------     --------      ---------      ----------
Income before extraordinary loss ...............      166,183       48,621       41,613        (72,505)        183,912
Extraordinary loss, net of taxes ...............       (3,880)     (15,567)      (2,162)            --         (21,609)
                                                    ---------   ----------     --------      ---------      ----------
Net income .....................................    $ 162,303   $   33,054     $ 39,451      $ (72,505)     $  162,303
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

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2000

                                                                                    Non-
                                                                    Subsidiary    Guarantor
                                                          Parent    Guarantors   Subsidiaries   Eliminations   Consolidated
                                                         --------   ----------   ------------   ------------   ------------
Net revenues .........................................   $520,198   $2,773,568     $274,987      $(147,591)     $3,421,162

Costs and expenses:
  Cost of services ...................................    348,227    1,621,667       86,343             --       2,056,237
  Selling, general and administrative ................    233,409      638,534      139,993        (10,493)      1,001,443
  Interest expense, net ..............................     38,436      195,614       16,140       (137,098)        113,092
  Amortization of goodwill and other intangible
    assets ...........................................      4,153       41,005          507             --          45,665
  Provisions for special charge ......................      2,594       (4,134)       3,640             --           2,100
  Royalty (income) expense ...........................    (94,959)      94,959           --             --              --
  Other, net .........................................     (1,806)        (322)       3,772             --           1,644
                                                         --------   ----------     --------      ---------      ----------
    Total ............................................    530,054    2,587,323      250,395       (147,591)      3,220,181
                                                         --------   ----------     --------      ---------      ----------
Income (loss) before taxes and extraordinary loss ....     (9,856)     186,245       24,592             --         200,981
Income tax expense (benefit) .........................       (619)      86,196       10,456             --          96,033
                                                         --------   ----------     --------      ---------      ----------
Income (loss) before equity earnings and
  extraordinary loss .................................     (9,237)     100,049       14,136             --         104,948
Equity earnings from subsidiaries ....................    111,512           --           --       (111,512)             --
                                                         --------   ----------     --------      ---------      ----------
Income before extraordinary loss .....................    102,275      100,049       14,136       (111,512)        104,948
Extraordinary loss, net of taxes .....................       (223)      (2,673)          --             --          (2,896)
                                                         --------   ----------     --------      ---------      ----------
Net income ...........................................   $102,052   $   97,376     $ 14,136      $(111,512)     $  102,052
                                                         ========   ==========     ========      =========      ==========

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2002

                                                                                     Non-
                                                                     Subsidiary    Guarantor
                                                           Parent    Guarantors   Subsidiaries   Eliminations   Consolidated
                                                         ---------   ----------   ------------   ------------   ------------
Cash flows from operating activities:
Net income ...........................................   $ 322,154   $ 121,784     $  37,552      $(159,336)     $ 322,154
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization ......................      45,718      78,160         7,513             --        131,391
  Provision for doubtful accounts ....................       7,966      29,513       179,881             --        217,360
  Other, net .........................................     (52,282)     15,317        35,626        159,336        157,997
  Changes in operating assets and liabilities ........     168,559    (250,548)     (150,542)            --       (232,531)
                                                         ---------   ---------     ---------      ---------      ---------
Net cash provided by operating activities ............     492,115      (5,774)      110,030             --        596,371
Net cash used in investing activities ................    (439,848)     (2,480)       (6,075)       (28,809)      (477,212)
Net cash provided by (used in) financing activities ..      26,748     (94,940)     (105,331)        28,809       (144,714)
                                                         ---------   ---------     ---------      ---------      ---------
Net change in cash and cash equivalents ..............      79,015    (103,194)       (1,376)            --        (25,555)
Cash and cash equivalents, beginning of year .........          --     110,571        11,761             --        122,332
                                                         ---------   ---------     ---------      ---------      ---------
Cash and cash equivalents, end of year ...............   $  79,015   $   7,377     $  10,385      $      --      $  96,777
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

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2001

                                                                                     Non-
                                                                     Subsidiary    Guarantor
                                                           Parent    Guarantors   Subsidiaries   Eliminations   Consolidated
                                                         ---------   ----------   ------------   ------------   ------------
Cash flows from operating activities:
Net income ...........................................   $ 162,303   $  33,054     $  39,451      $ (72,505)     $ 162,303
Extraordinary loss, net of taxes .....................       3,880      15,567         2,162             --         21,609
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization ......................      40,726     102,020         4,981             --        147,727
  Provision for doubtful accounts ....................         627      21,198       196,446             --        218,271
  Provision for special charges ......................       5,997          --            --             --          5,997
  Other, net .........................................      34,863      35,735       (40,087)        72,505        103,016
  Changes in operating assets and liabilities ........     (81,762)    (30,157)      (81,201)            --       (193,120)
                                                         ---------   ---------     ---------      ---------      ---------
Net cash provided by operating activities ............     166,634     177,417       121,752             --        465,803
Net cash used in investing activities ................    (395,196)    (45,293)       (4,087)       147,960       (296,616)
Net cash provided by (used in) financing activities ..     228,562    (185,416)     (113,518)      (147,960)      (218,332)
                                                         ---------   ---------     ---------      ---------      ---------
Net change in cash and cash equivalents ..............          --     (53,292)        4,147             --        (49,145)
Cash and cash equivalents, beginning of year .........          --     163,863         7,614             --        171,477
                                                         ---------   ---------     ---------      ---------      ---------
Cash and cash equivalents, end of year ...............   $      --   $ 110,571     $  11,761      $      --      $ 122,332
                                                         =========   =========     =========      =========      =========

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2000

                                                                                     Non-
                                                                     Subsidiary    Guarantor
                                                           Parent    Guarantors   Subsidiaries   Eliminations   Consolidated
                                                         ---------   ----------   ------------   ------------   ------------
Cash flows from operating activities:
Net income ...........................................   $ 102,052   $  97,376     $  14,136      $(111,512)     $ 102,052
Extraordinary loss, net of taxes .....................         223       2,673            --             --          2,896
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization .....................      30,447      99,234         4,615             --        134,296
   Provision for doubtful accounts ...................      14,333     117,927       102,434             --        234,694
   Provisions for restructuring and other special
    charges ..........................................       2,594      (4,134)        3,640             --          2,100
  Other, net .........................................     (59,193)    140,905        15,850          3,273        100,835
  Changes in operating assets and liabilities ........      36,816    (168,296)     (184,177)       108,239       (207,418)
                                                         ---------   ---------     ---------      ---------      ---------
Net cash provided by (used in) operating activities ..     127,272     285,685       (43,502)            --        369,455
Net cash provided by (used in) investing activities ..      89,886     (66,325)       (4,948)       (66,628)       (48,015)
Net cash provided by (used in) financing activities ..    (217,158)    (74,361)       47,644         66,628       (177,247)
                                                         ---------   ---------     ---------      ---------      ---------
Net change in cash and cash equivalents ..............          --     144,999          (806)            --        144,193
Cash and cash equivalents, beginning of year .........          --      18,864         8,420             --         27,284
                                                         ---------   ---------     ---------      ---------      ---------
Cash and cash equivalents, end of year ...............   $      --   $ 163,863     $   7,614      $      --      $ 171,477
                                                         =========   =========     =========      =========      =========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      (in thousands, except per share data)
                     Quarterly Operating Results (unaudited)

                                          First      Second        Third        Fourth       Total
                                         Quarter     Quarter       Quarter      Quarter       Year
                                         --------   ----------   ----------   ----------   ----------
2002 (a)
Net revenues..........................   $946,762   $1,068,810   $1,058,714   $1,033,765   $4,108,051
Gross profit..........................    389,024      438,552      433,639      414,448    1,675,663
Net income............................     66,689       87,151       86,617       81,697      322,154

Basic earnings per common share:
Net income............................       0.70         0.90         0.89         0.84         3.34

Diluted earnings per common share:
Net income............................       0.67         0.87         0.87         0.82         3.23

                                           First      Second       Third      Fourth      Total
                                         Quarter      Quarter      Quarter    Quarter      Year
                                         --------   -----------   --------   --------   ----------
2001
Net revenues..........................   $882,553   $931,589      $903,189   $910,440   $3,627,771
Gross profit..........................    353,488    382,198       367,625    372,866    1,476,177
Income before extraordinary loss......     65,472     85,711 (b)    89,886     91,535      332,604
Extraordinary loss....................         --    (21,609)(c)        --         --      (21,609)
Net income............................     35,748     25,495        50,122     50,938      162,303

Basic earnings per common share:
Income before extraordinary loss......       0.39       0.51          0.54       0.54         1.98
Net income............................       0.39       0.28          0.54       0.54         1.74

Diluted earnings per common share:
Income before extraordinary loss......       0.37       0.48          0.51       0.52         1.88
Net income............................       0.37       0.26          0.51       0.52         1.66

(a) On April 1, 2002, Quest Diagnostics completed its acquisition of AML. The quarterly operating results include the results of operations of AML subsequent to the closing of the acquisition (see Note 3).

(b) During the second quarter of 2001, the Company recorded a special charge of $6.0 million (see Note 7).

(c) During the second quarter of 2001, the Company refinanced a substantial portion of its long-term debt. The extraordinary loss of $36 million ($22 million, net of taxes) represented the write-off of deferred financing costs of $23 million, associated with the Company's debt which was refinanced, and $12.8 million of payments related primarily to the tender premium incurred in connection with the Company's cash tender offer of the Subordinated Notes (see Note 8).

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                  SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
                                 (in thousands)

                                         Balance at     Provision for     Net Deductions   Balance at
                                           1-1-02     Doubtful Accounts      and Other      12-31-02
                                         ----------   -----------------   --------------   ----------
Year ended December 31, 2002
   Doubtful accounts and allowances...    $216,203        $217,360           $240,107       $193,456

                                         Balance at     Provision for     Net Deductions   Balance at
                                           1-1-01     Doubtful Accounts      and Other      12-31-01
                                         ----------   -----------------   --------------   ----------
Year ended December 31, 2001
   Doubtful accounts and allowances...    $204,358        $218,271           $206,426       $216,203

                                         Balance at     Provision for     Net Deductions   Balance at
                                           1-1-00     Doubtful Accounts      and Other      12-31-00
                                         ----------   -----------------   --------------   ----------
Year ended December 31, 2000
   Doubtful accounts and allowances...    $121,550        $234,694           $151,886       $204,358


                          STATEMENT OF DIFFERENCES
                          ------------------------

 The trademark symbol shall be expressed as............................. 'TM'