Form 10-Q
period 2003-03-31
QUEST DIAGNOSTICS INC
filed 2003-04-30
CIK 1022079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2003
                         Commission file number 1-12215

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

As of April 28, 2003, there were outstanding 105,333,961 shares of Common Stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Index to consolidated financial statements filed as part of this report:

                                                                                   Page
                                                                                   ----
   Consolidated Statements of Operations for the
   Three Months Ended March 31, 2003 and 2002                                        2

   Consolidated Balance Sheets as of
   March 31, 2003 and December 31, 2002                                              3

   Consolidated Statements of Cash Flows for the
   Three Months Ended March 31, 2003 and 2002                                        4

   Notes to Consolidated Financial Statements                                        5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Management's Discussion and Analysis of Financial Condition and Results of
      Operations                                                                    16

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations"

Item 4. Controls and Procedures

   Controls and Procedures                                                          21

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                      (in thousands, except per share data)
                                   (unaudited)

                                                             2003        2002
                                                          ----------   --------
Net revenues ..........................................   $1,092,797   $946,762
                                                          ----------   --------

Costs and expenses:
   Cost of services ...................................      648,097    557,738
   Selling, general and administrative ................      279,199    258,403
   Interest expense, net ..............................       13,909     12,675
   Amortization of intangible assets ..................        2,023      2,155
   Minority share of income ...........................        3,803      3,882
   Other, net .........................................       (3,028)      (614)
                                                          ----------   --------
      Total ...........................................      944,003    834,239
                                                          ----------   --------
Income before taxes ...................................      148,794    112,523
Income tax expense ....................................       60,758     45,834
                                                          ----------   --------
Net income ............................................   $   88,036   $ 66,689
                                                          ==========   ========

Basic earnings per common share:
Net income.............................................   $     0.88   $   0.70
                                                          ==========   ========

Diluted earnings per common share:
Net income.............................................   $     0.86   $   0.67
                                                          ==========   ========

Weighted average common shares
   outstanding - basic ................................      100,037     95,422

Weighted average common shares
   outstanding - diluted ..............................      102,455     99,307

        The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                      (in thousands, except per share data)
                                   (unaudited)

                                                                      March 31,   December 31,
                                                                        2003          2002
                                                                     ----------   ------------
Assets
Current assets:
   Cash and cash equivalents......................................   $   55,597    $   96,777
   Accounts receivable, net of allowance of $197,380 and  $193,456
      at March 31, 2003 and December 31, 2002, respectively.......      613,638       522,131
   Inventories....................................................       67,068        60,899
   Deferred income taxes..........................................      116,386       102,700
   Prepaid expenses and other current assets......................       54,231        41,936
                                                                     ----------    ----------
      Total current assets........................................      906,920       824,443
Property, plant and equipment, net................................      583,303       570,149
Goodwill, net.....................................................    2,516,432     1,788,850
Intangible assets, net............................................       21,193        22,083
Deferred income taxes.............................................       64,658        29,756
Other assets......................................................       93,789        88,916
                                                                     ----------    ----------
Total assets......................................................   $4,186,295    $3,324,197
                                                                     ==========    ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses..........................   $  592,299    $  609,945
   Short-term borrowings and current portion of long-term debt....       80,624        26,032
                                                                     ----------    ----------
      Total current liabilities...................................      672,923       635,977
Long-term debt....................................................    1,144,355       796,507
Other liabilities.................................................      125,942       122,850
Commitments and contingencies
Common stockholders' equity:
   Common stock, par value $0.01 per share; 300,000 shares
      authorized; 105,257 and 97,963 shares issued and outstanding
      at March 31, 2003 and December 31, 2002, respectively.......        1,053           980
   Additional paid-in capital.....................................    2,206,224     1,817,511
   Retained earnings (accumulated deficit) .......................       47,264       (40,772)
   Unearned compensation..........................................       (6,686)       (3,332)
   Accumulated other comprehensive loss...........................       (4,780)       (5,524)
                                                                     ----------    ----------
      Total common stockholders' equity...........................    2,243,075     1,768,863
                                                                     ----------    ----------
Total liabilities and stockholders' equity........................   $4,186,295    $3,324,197
                                                                     ==========    ==========

        The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                 (in thousands)
                                   (unaudited)

                                                                           2003       2002
                                                                        ---------   --------
Cash flows from operating activities:
Net income ..........................................................   $  88,036   $ 66,689
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization ....................................      36,701     30,310
   Provision for doubtful accounts ..................................      54,629     55,315
   Deferred income tax provision ....................................      10,046      4,894
   Minority share of income .........................................       3,803      3,882
   Stock compensation expense .......................................       1,536      2,457
   Tax benefits associated with stock-based compensation plans ......       5,637     19,226
   Other, net .......................................................      (1,027)       394
   Changes in operating assets and liabilities:
      Accounts receivable ...........................................     (84,316)   (95,375)
      Accounts payable and accrued expenses .........................     (96,236)   (44,638)
      Integration, settlement and other special charges .............      (4,898)    (4,626)
      Income taxes payable ..........................................      40,038     20,505
      Other assets and liabilities, net .............................       4,352     (6,179)
                                                                        ---------   --------
Net cash provided by operating activities ...........................      58,301     52,854
                                                                        ---------   --------

Cash flows from investing activities:
Business acquisitions, net of cash acquired .........................    (236,396)    (1,275)
Capital expenditures ................................................     (37,481)   (41,266)
Collection of note receivable .......................................          --     10,660
Proceeds from disposition of assets .................................           9        127
Increase in investments and other assets ............................      (2,628)      (549)
                                                                        ---------   --------
Net cash used in investing activities ...............................    (276,496)   (32,303)
                                                                        ---------   --------

Cash flows from financing activities:
Proceeds from borrowings ............................................     450,000         --
Repayments of debt ..................................................    (268,987)      (283)
Financing costs paid ................................................      (4,224)        --
Distributions to minority partners ..................................      (3,002)    (2,977)
Exercise of stock options ...........................................       2,799      9,879
Other ...............................................................         429        (75)
                                                                        ---------   --------
Net cash provided by financing activities ...........................     177,015      6,544
                                                                        ---------   --------

Net change in cash and cash equivalents .............................     (41,180)    27,095
Cash and cash equivalents, beginning of period ......................      96,777    122,332
                                                                        ---------   --------
Cash and cash equivalents, end of period ............................   $  55,597   $149,427
                                                                        =========   ========

Cash paid during the period for:
Interest ............................................................   $  27,111   $ 22,284
Income taxes ........................................................       7,198      1,230

Businesses acquired:
Fair value of assets acquired .......................................   $ 972,764   $     --
Fair value of liabilities assumed ...................................     275,349         --

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

     On an annualized basis, Quest Diagnostics processes over 130 million requisitions through its extensive network of laboratories and patient service centers in virtually every major metropolitan area throughout the United States.

     Basis of Presentation

     The interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K.

     Earnings Per Share

     Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. The if-converted method is used in determining the dilutive effect of the Company's 1 3/4% contingent convertible debentures in periods when the holders of such securities are permitted to exercise their conversion rights. Potentially dilutive common shares include outstanding stock options and restricted common shares granted under the Company's Employees Equity Participation Program. These dilutive securities increased the weighted average number of common shares outstanding by 2.4 and
3.9 million shares for the three months ended March 31, 2003 and 2002, respectively.

     Stock-Based Compensation

     The Company has chosen to adopt the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148") and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under this approach, the cost of restricted stock awards is expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense. Stock-based compensation expense recorded in accordance with APB 25, related to restricted stock awards, was $1.5 million and $2.5 million for the three months ended March 31, 2003 and 2002, respectively.

     The following table presents net income and basic and diluted earnings per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

granted for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148:

                                                  Three Months Ended
                                                       March 31,
                                                 -------------------
                                                   2003       2002
                                                 --------   --------
Net income:
Net income, as reported.......................   $ 88,036   $ 66,689
Add: Stock-based compensation under APB 25....      1,536      2,457
Deduct: Total stock-based compensation expense
   determined under fair value method for all
   awards, net of related tax effects.........    (14,805)   (10,501)
                                                 --------   --------
Pro forma net income..........................   $ 74,767   $ 58,645
                                                 ========   ========
Earnings per common share:
   Basic - as reported........................   $   0.88   $   0.70
                                                 --------   --------
   Basic - pro forma..........................   $   0.75   $   0.61
                                                 --------   --------

   Diluted - as reported......................   $   0.86   $   0.67
                                                 --------   --------
   Diluted - pro forma........................   $   0.74   $   0.59
                                                 --------   --------

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                       Three Months Ended
                                            March 31,
                                       ------------------
                                          2003    2002
                                          ----   -----
Dividend yield......................       0.0%   0.0%
Risk-free interest rate.............       2.9%   4.1%
Expected volatility.................      48.1%  45.2%
Expected holding period, in years...         5      5

     New Accounting Standards

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" ("SFAS 44") and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("SFAS 64") and amends SFAS No. 13, "Accounting for Leases" ("SFAS 13"). This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", is used to classify gains and losses from extinguishment of debt. SFAS 44 was no longer necessary because the transitions under the Motor Carrier Act of 1980 were completed. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to existing pronouncements. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS 145 effective January 1, 2003. The adoption of SFAS 145 did not have a material impact on the Company's financial position and had no impact on the Company's consolidated statements of operations for the periods presented.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses the recognition, measurement, and reporting of costs associated with exit or disposal activities, and supercedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). The principal difference between SFAS 146 and EITF 94-3 relates to the requirements for recognition of a liability for a cost associated with an exit or disposal activity. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity, including those related to employee termination benefits and obligations under operating leases and other contracts, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under EITF 94-3. SFAS 146 also establishes that the initial measurement of a liability recognized under SFAS 146 be based on fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted SFAS 146 effective January 1, 2003.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a guarantor to recognize a liability, at the inception of the guarantee, for the fair value of obligations it has undertaken in issuing the guarantee and also include more detailed disclosures with respect to guarantees. FIN 45 is effective on a prospective basis for guarantees issued or modified starting January 1, 2003 and requires the additional disclosures in interim and annual financial statements effective for the period ended December 31, 2002. The Company's adoption of the initial recognition and measurement provisions of FIN 45 effective January 1, 2003, did not have a material impact on the Company's results of operations or financial position.

2.   BUSINESS ACQUISITION

     Acquisition of Unilab Corporation

     On February 26, 2003, the Company accepted for payment more than 99% of the outstanding capital stock of Unilab Corporation ("Unilab"), the leading independent clinical laboratory in California. On February 28, 2003, the Company acquired the remaining shares of Unilab through a merger. In connection with the acquisition, the Company paid $297 million in cash and issued 7.1 million shares of Quest Diagnostics common stock to acquire all of the outstanding capital stock of Unilab. In addition, the Company reserved approximately 0.3 million shares of Quest Diagnostics common stock for outstanding stock options of Unilab which were converted upon the completion of the acquisition into options to acquire shares of Quest Diagnostics common stock (the "converted options").

     The aggregate purchase price of $697 million included the cash portion of the purchase price of $297 million and transaction costs of approximately $19 million with the remaining portion of the purchase price paid through the issuance of 7.1 million shares of Quest Diagnostics common stock (valued at $372 million or $52.80 per share, based on the average closing stock price of Quest Diagnostics common stock for the five trading days ended March 4, 2003) and the issuance of approximately 0.3 million converted options (valued at approximately $9 million, based on the Black Scholes option-pricing model). Of the total transaction costs incurred, approximately $8 million was paid during fiscal 2002.

     In conjunction with the acquisition of Unilab, the Company repaid $220 million of debt, representing substantially all of Unilab's then existing outstanding debt, and related accrued interest. Of the $220 million, $124 million represents payments related to the Company's cash tender offer which was completed on March 7, 2003, for all of the outstanding $100.8 million principal amount and related accrued interest of Unilab's 12 3/4% Senior Subordinated Notes due 2009 and $23 million of related tender premium and associated tender offer costs.

     The Company financed the cash portion of the purchase price and related transaction costs, and the repayment of substantially all of Unilab's outstanding debt and related accrued interest with the proceeds from a new $450 million amortizing term loan facility (the "term loan") and cash on-hand. The term loan carries interest at LIBOR plus an applicable margin that can fluctuate over a range of up to 80 basis points, based on changes in the Company's credit rating. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to 180 days. Interest on any outstanding amounts not covered under the LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of March 31, 2003, the Company's borrowing rate for LIBOR-based loans was LIBOR plus 1.3125%. The term loan requires principal repayments of the initial amount borrowed equal to 16.25%, 20%, 20%, 21.25% and 22.5% in years one through five, respectively. The term loan is guaranteed by each

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

of the Company's wholly owned subsidiaries that operate clinical laboratories in the United States. The term loan contains various covenants including the maintenance of certain financial ratios, which could impact the Company's ability to, among other things, incur additional indebtedness, repurchase shares of its outstanding common stock, make additional investments and consummate acquisitions.

     As part of the acquisition, Quest Diagnostics acquired all of Unilab's operations, including its primary testing facilities in Los Angeles, San Jose and Sacramento, California, and approximately 365 patient service centers and 35 rapid response laboratories and approximately 4,100 employees. The Company expects to realize significant benefits from the acquisition of Unilab. As the leading independent clinical laboratory in California, the acquisition of Unilab positions the Company to capitalize on its leading position within the laboratory testing industry, further enhancing its national network and access to its comprehensive range of services.

     In connection with the acquisition of Unilab, as part of a settlement agreement with the United States Federal Trade Commission, the Company entered into an agreement to sell to Laboratory Corporation of America Holdings, Inc., ("LabCorp"), certain assets in northern California, including the assignment of agreements with four independent physician associations ("IPA") and leases for 46 patient service centers (five of which also serve as rapid response laboratories) for $4.5 million (the "Divestiture"). Approximately $27 million in annual net revenues are generated by capitated fees under the IPA contracts and associated fee for service testing for physicians whose patients use these patient service centers, as well as from specimens received directly from the IPA physicians. None of these assets have yet been assigned to LabCorp. The Company expects to complete the transaction by August 2003.

     The acquisition of Unilab was accounted for under the purchase method of accounting. As such, the cost to acquire Unilab has been allocated on a preliminary basis to the assets and liabilities acquired based on estimated fair values as of the closing date. The consolidated financial statements include the results of operations of Unilab subsequent to the closing of the acquisition.

     The following table summarizes the Company's preliminary purchase price allocation related to the acquisition of Unilab based on the estimated fair value of the assets acquired and liabilities assumed on the acquisition date. The purchase price allocation will be finalized after completion of the valuation of certain assets and liabilities.

                                                            Estimated Fair
                                                             Values as of
                                                           February 28, 2003
                                                           -----------------
Current assets ............................................     $186,613
Property, plant and equipment .............................       11,289
Goodwill ..................................................      730,143
Other assets ..............................................       44,719
                                                                --------
   Total assets acquired ..................................      972,764
                                                                --------

Current liabilities .......................................       54,058
Long-term debt ............................................      221,291
                                                                --------
   Total liabilities assumed ..............................      275,349
                                                                --------

   Net assets acquired ....................................     $697,415
                                                                ========

     Based on management's review of the net assets acquired and consultations with third-party valuation specialists, no intangible assets meeting the criteria under SFAS No. 141, "Business Combinations", were identified. Of the $730 million allocated to goodwill, approximately $85 million is expected to be deductible for tax purposes.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

     The following unaudited pro forma combined financial information for the three months ended March 31, 2003 and 2002 assumes that Unilab and American Medical Laboratories, Incorporated, ("AML"), which the Company acquired on April 1, 2002, were acquired on January 1, 2002 (in thousands, except per share data):

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                 2003         2002
                                                              ----------   ----------
Net revenues ...........................................      $1,167,226   $1,131,226
Net income .............................................          97,156       75,759

Basic earnings per common share:
Net income .............................................      $     0.93   $     0.74
Weighted average common shares outstanding - basic .....         104,583      102,476

Diluted earnings per common share:
Net income .............................................      $     0.91   $     0.71
Weighted average common shares outstanding - diluted ...         107,036      106,448

     The pro forma combined financial information presented above reflects certain reclassifications to the historical financial statements of Unilab and AML to conform the acquired companies' accounting policies and classification of certain costs and expenses to that of Quest Diagnostics. These adjustments had no impact on pro forma net income. No adjustment has been made to the pro forma combined financial information to reflect the impact of the Divestiture, which would not have a material impact on Quest Diagnostics' financial condition, results of operations or cash flow. Pro forma results for the three months ended March 31, 2003 exclude $14.5 million of direct transaction costs, which were incurred and expensed by Unilab immediately prior to the closing of the Unilab acquisition.

3.   GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill, net for the period ended March 31, 2003 and for the year ended December 31, 2002 are as follows:

                                          March 31, 2003   December 31, 2002
                                          --------------   -----------------
Balance at beginning of period ........     $1,788,850         $1,351,123
Goodwill acquired during the period ...        727,582            437,727
                                            ----------         ----------
Balance at end of period ..............     $2,516,432         $1,788,850
                                            ==========         ==========

     Intangible assets at March 31, 2003 and December 31, 2002 consisted of the following:

                               Weighted              March 31, 2003                    December 31, 2002
                                Average     --------------------------------   --------------------------------
                             Amortization              Accumulated                        Accumulated
                               Period         Cost    Amortization     Net       Cost    Amortization     Net
                             ------------   -------   ------------   -------   -------   ------------   -------
Non-compete agreements ...      5 years     $44,782     $(33,708)    $11,074   $44,482     $(32,268)    $12,214
Customer lists ...........     15 years      42,035      (34,158)      7,877    41,301      (33,751)      7,550
Other ....................     10 years       4,580       (2,338)      2,242     4,580       (2,261)      2,319
                                            -------     --------     -------   -------     --------     -------
   Total .................     10 years     $91,397     $(70,204)    $21,193   $90,363     $(68,280)    $22,083
                                            =======     ========     =======   =======     ========     =======

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

     Amortization expense related to intangible assets was $2,023 and $2,155 for the three months ended March 31, 2003 and 2002, respectively.

     The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2003 is as follows:

    Fiscal Year Ending
       December 31,
---------------------------
Remainder of 2003..........   $ 5,894
2004.......................     6,329
2005.......................     2,872
2006.......................     1,758
2007.......................     1,008
2008.......................       761
Thereafter.................     2,571
                              -------
   Total...................   $21,193
                              =======

4.   COMMITMENTS AND CONTINGENCIES

     The Company has standby letters of credit issued under its unsecured revolving credit facility to ensure its performance or payment to third parties, which amounted to $48 million and $33 million at March 31, 2003 and December 31, 2002, respectively. The letters of credit, which are renewed annually, primarily represent collateral for current and future automobile liability and workers' compensation loss payments.

     The Company has entered into several settlement agreements with various governmental and private payers during recent years relating to industry-wide billing and marketing practices that had been substantially discontinued by early 1993. In addition, the Company is aware of several pending lawsuits filed under the qui tam provisions of the civil False Claims Act and has received notices of private claims relating to billing issues similar to those that were the subject of prior settlements with various governmental payers. Some of the proceedings against the Company involve claims that are substantial in amount. Some of the cases involve the operations of Unilab prior to the closing of the Unilab acquisition.

     At March 31, 2003 recorded reserves, relating primarily to billing claims approximated $11 million. Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition.

     In addition to the billing-related settlement reserves discussed above, the Company is involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against the Company involve claims that are substantial in amount. Although management cannot predict the outcome of such proceedings or any claims made against the Company, management does not anticipate that the ultimate outcome of the various proceedings or claims will have a material adverse effect on its financial position but may be material to the Company's results of operations and cash flows in the period in which such claims are resolved.

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

5.   COMMON STOCKHOLDERS' EQUITY

     Changes in common stockholders' equity for the three months ended March 31, 2003 were as follows:

                                                                 Retained                    Accumulated
                                                  Additional     Earnings                       Other        Compre-
                                        Common     Paid-In     (Accumulated     Unearned     Comprehensive   hensive
                                         Stock     Capital       Deficit)     Compensation   Income (Loss)   Income
                                        ------   -----------   ------------   ------------   -------------   --------
Balance,
   December 31, 2002.................   $  980    $1,817,511     $(40,772)       $(3,332)       $(5,524)

Net income...........................                              88,036                                     $88,036
Other comprehensive income...........                                                               744           744
                                                                                                              -------
  Comprehensive income...............                                                                         $88,780
Shares issued to acquire Unilab                                                                               =======
  (7,055 common shares)..............       71       372,393
Fair value of Unilab converted
  options............................                  8,452
Issuance of common stock under
   benefit plans (205 common
   shares)...........................        2         8,095                      (5,041)
Exercise of options (197 common
   shares)...........................        2         2,797
Shares to cover employee payroll tax
   withholdings on stock issued under
   benefit plans (163
   common shares)....................       (2)       (8,661)
Tax benefits associated with
   stock-based compensation plans....                  5,637
Amortization of unearned
   compensation......................                                              1,687
                                        ------    ----------     --------        -------        -------
Balance,
   March 31, 2003....................   $1,053    $2,206,224     $ 47,264        $(6,686)       $(4,780)
                                        ======    ==========     ========        =======        =======

     During the three months ended March 31, 2003, 163 thousand shares were surrendered to cover employee payroll tax withholdings related to the vesting of restricted stock. For reporting purposes, these shares were accounted for as treasury shares, which were immediately retired.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

     Changes in common stockholders' equity for the three months ended March 31, 2002 were as follows:

                                                                                           Accumulated
                                                 Additional                                   Other        Compre-
                                        Common    Paid-In     Accumulated     Unearned     Comprehensive   hensive
                                         Stock    Capital       Deficit     Compensation   Income (Loss)   Income
                                        ------   ----------   -----------   ------------   -------------   -------
Balance,
   December 31, 2001.................    $960    $1,714,676    $(362,926)     $(13,253)       $(3,470)
Net income...........................                             66,689                                   $66,689
Other comprehensive income...........                                                             535          535
                                                                                                           -------
   Comprehensive income..............                                                                      $67,224
Issuance of common stock under                                                                             =======
   benefit plans (165 common
   shares)...........................       2        10,751
Exercise of options (540 common
   shares)...........................       5         9,874
Tax benefits associated with
   stock-based compensation plans....                19,226
Amortization of unearned
   compensation......................                                            2,529
                                         ----    ----------    ---------      --------        -------
Balance,
   March 31, 2002....................    $967    $1,754,527    $(296,237)     $(10,724)       $(2,935)
                                         ====    ==========    =========      ========        =======

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

     In conjunction with the Company's receivables financing in July 2000, the Company formed a new wholly owned non-guarantor subsidiary, Quest Diagnostics Receivables Incorporated ("QDRI"). The Company and the Subsidiary Guarantors, with the exception of AML and Unilab, transfer all private domestic receivables (principally excluding receivables due from Medicare, Medicaid and other federal programs, and receivables due from customers of its joint ventures) to QDRI. QDRI utilizes the transferred receivables to collateralize the Company's secured receivables credit facility. The Company and the Subsidiary Guarantors provide collection services to QDRI. QDRI uses cash collections principally to purchase new receivables from the Company and the Subsidiary Guarantors.

     The following condensed consolidating financial data illustrates the composition of the combined guarantors. Investments in subsidiaries are accounted for by the parent using the equity method for purposes of the supplemental consolidating presentation. Earnings (losses) of subsidiaries are therefore reflected in the parent's investment accounts and earnings. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. On April 1, 2002, Quest Diagnostics acquired AML, which has been included in the accompanying condensed consolidating financial data, subsequent to the closing of the acquisition, as a Subsidiary Guarantor. On February 28, 2003, Quest Diagnostics acquired Unilab, which has been included in the accompanying condensed consolidating financial data, subsequent to the closing of the acquisition, as a Subsidiary Guarantor.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2003

                                                          Subsidiary   Non-Guarantor
                                                Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                               --------   ----------   -------------   ------------   ------------
Net revenues................................   $191,631    $849,370       $112,980       $(61,184)     $1,092,797

Costs and expenses:
   Cost of services.........................    115,506     495,786         36,805             --         648,097
   Selling, general and administrative......     19,227     207,039         56,757         (3,824)        279,199
   Interest, net............................     17,784      51,819          1,666        (57,360)         13,909
   Amortization of intangible assets........        289       1,734             --             --           2,023
   Royalty (income) expense.................    (69,304)     69,304             --             --              --
   Other, net...............................       (484)      1,282            (23)            --             775
                                               ---------   --------       --------       --------      ----------
      Total.................................     83,018     826,964         95,205        (61,184)        944,003
                                               --------    --------       --------       --------      ----------
Income before taxes.........................    108,613      22,406         17,775             --         148,794
Income tax expense..........................     44,191       8,963          7,604             --          60,758
                                               --------    --------       --------       --------      ----------
Income before equity earnings...............     64,422      13,443         10,171             --          88,036
Equity earnings from subsidiaries...........     23,614          --             --        (23,614)             --
                                               --------    --------       --------       --------      ----------
Net income..................................   $ 88,036    $ 13,443       $ 10,171       $(23,614)     $   88,036
                                               ========    ========       ========       ========      ==========

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2002

                                                          Subsidiary   Non-Guarantor
                                                Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                               --------   ----------   -------------   ------------   ------------
Net revenues................................   $168,208    $730,552       $120,939       $(72,937)      $946,762

Costs and expenses:
  Cost of services..........................    119,948     405,068         32,722             --        557,738
  Selling, general and administrative.......     41,278     153,764         67,120         (3,759)       258,403
  Interest, net.............................     18,178      60,943          2,732        (69,178)        12,675
  Amortization of intangible assets.........        590       1,565             --             --          2,155
  Royalty (income) expense..................    (61,521)     61,521             --             --             --
  Other, net................................      2,994         (18)           292             --          3,268
                                               --------    --------       --------       --------       --------
   Total....................................    121,467     682,843        102,866        (72,937)       834,239
                                               --------    --------       --------       --------       --------
Income before taxes.........................     46,741      47,709         18,073             --        112,523
Income tax expense .........................     23,270      15,391          7,173             --         45,834
                                               --------    --------       --------       --------       --------
Income before equity earnings...............     23,471      32,318         10,900             --         66,689
Equity earnings from subsidiaries...........     43,218          --             --        (43,218)            --
                                               --------    --------       --------       --------       --------
Net income .................................   $ 66,689    $ 32,318       $ 10,900       $(43,218)      $ 66,689
                                               ========    ========       ========       ========       ========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Balance Sheet
March 31, 2003

                                                               Subsidiary   Non-Guarantor
                                                    Parent     Guarantors    Subsidiaries   Eliminations   Consolidated
                                                  ----------   ----------   -------------   ------------   ------------
Assets
Current assets:
Cash and cash equivalents......................   $   42,968   $    4,841     $   7,788      $        --    $    55,597
Accounts receivable, net.......................       14,117      154,624       444,897               --        613,638
Other current assets...........................       57,366      105,813        74,506               --        237,685
                                                  ----------   ----------     ---------      -----------    -----------
   Total current assets........................      114,451      265,278       527,191               --        906,920
Property, plant and equipment, net.............      228,984      328,001        26,318               --        583,303
Intangible assets, net ........................      158,440    2,333,817        45,368               --      2,537,625
Intercompany receivable (payable)..............      324,065      116,161      (440,226)              --             --
Investment in subsidiaries.....................    2,084,853           --            --       (2,084,853)            --
Other assets...................................       57,182       66,663        34,602               --        158,447
                                                  ----------   ----------     ---------      -----------    -----------
   Total assets................................   $2,967,975   $3,109,920     $ 193,253      $(2,084,853)   $ 4,186,295
                                                  ==========   ==========     =========      ===========    ===========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses..........   $  365,639   $  200,094     $  26,566      $        --    $   592,299
Short-term borrowings and current portion of
   long-term debt..............................           --       80,281           343               --         80,624
                                                  ----------   ----------     ---------      -----------    -----------
   Total current liabilities...................      365,639      280,375        26,909               --        672,923
Long-term debt.................................      315,403      826,998         1,954               --      1,144,355
Other liabilities..............................       43,858       63,432        18,652               --        125,942
Common stockholders' equity....................    2,243,075    1,939,115       145,738       (2,084,853)     2,243,075
                                                  ----------   ----------     ---------      -----------    -----------
   Total liabilities and stockholders' equity..   $2,967,975   $3,109,920     $ 193,253      $(2,084,853)   $ 4,186,295
                                                  ==========   ==========     =========      ===========    ===========

Condensed Consolidating Balance Sheet
December 31, 2002

                                                               Subsidiary   Non-Guarantor
                                                    Parent     Guarantors    Subsidiaries   Eliminations   Consolidated
                                                  ----------   ----------   -------------   ------------   ------------
Assets
Current assets:
Cash and cash equivalents......................   $   79,015   $    7,377     $  10,385      $        --    $    96,777
Accounts receivable, net.......................       15,032       89,626       417,473               --        522,131
Other current assets...........................       52,952       63,148        89,435               --        205,535
                                                  ----------   ----------     ---------      -----------    -----------
   Total current assets........................      146,999      160,151       517,293               --        824,443
Property, plant and equipment, net.............      227,263      317,243        25,643               --        570,149
Intangible assets, net ........................      159,293    1,607,767        43,873               --      1,810,933
Intercompany receivable (payable)..............      194,874      236,752      (431,626)              --             --
Investment in subsidiaries.....................    1,631,868           --            --       (1,631,868)            --
Other assets...................................       61,653       26,905        30,114               --        118,672
                                                  ----------   ----------     ---------      -----------    -----------
   Total assets................................   $2,421,950   $2,348,818     $ 185,297      $(1,631,868)   $ 3,324,197
                                                  ==========   ==========     =========      ===========    ===========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses..........   $  295,479   $  287,539     $  26,927      $        --    $   609,945
Current portion of long-term debt..............           --       25,689           343               --         26,032
                                                  ----------   ----------     ---------      -----------    -----------
   Total current liabilities...................      295,479      313,228        27,270               --        635,977
Long-term debt.................................      315,109      478,863         2,535               --        796,507
Other liabilities..............................       42,499       62,339        18,012               --        122,850
Common stockholders' equity....................    1,768,863    1,494,388       137,480       (1,631,868)     1,768,863
                                                  ----------   ----------     ---------      -----------    -----------
   Total liabilities and stockholders' equity..   $2,421,950   $2,348,818     $ 185,297      $(1,631,868)   $ 3,324,197
                                                  ==========   ==========     =========      ===========    ===========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2003

                                                               Subsidiary   Non-Guarantor
                                                     Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                                   ---------   ----------   -------------   ------------   ------------
Cash flows from operating activities:
Net income......................................   $  88,036    $ 13,443      $ 10,171       $ (23,614)     $  88,036
Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
   Depreciation and amortization................      13,417      21,306         1,978              --         36,701
   Provision for doubtful accounts..............       1,757      11,184        41,688              --         54,629
   Other, net...................................      (7,421)     (5,913)        9,715          23,614         19,995
   Changes in operating assets and liabilities..       7,536     (85,134)      (63,462)             --       (141,060)
                                                   ---------    --------      --------       ---------      ---------
Net cash provided by (used in) operating
   activities...................................     103,325     (45,114)           90              --         58,301
Net cash used in investing activities...........    (546,659)    (20,633)       (4,334)        295,130       (276,496)
Net cash provided by financing activities.......     407,287      63,211         1,647        (295,130)       177,015
                                                   ---------    --------      --------       ---------      ---------
Net change in cash and cash equivalents.........     (36,047)     (2,536)       (2,597)             --        (41,180)
Cash and cash equivalents, beginning of period..      79,015       7,377        10,385              --         96,777
                                                   ---------    --------      --------       ---------      ---------
Cash and cash equivalents, end of period........   $  42,968    $  4,841      $  7,788       $      --      $  55,597
                                                   =========    ========      ========       =========      =========

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2002

                                                               Subsidiary   Non-Guarantor
                                                    Parent     Guarantors   Subsidiaries    Eliminations   Consolidated
                                                   ---------   ----------   -------------   ------------   ------------
Cash flows from operating activities:
Net income......................................   $  66,689    $ 32,318      $ 10,900        $(43,218)     $  66,689
Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
   Depreciation and amortization................      11,351      17,600         1,359              --         30,310
   Provision for doubtful accounts..............       1,729       4,243        49,343              --         55,315
   Other, net...................................     (25,908)      8,354         5,189          43,218         30,853
   Changes in operating assets and liabilities..     (51,955)       (609)      (77,749)             --       (130,313)
                                                   ---------    --------      --------        --------      ---------
Net cash provided by (used in) operating
   activities...................................       1,906      61,906       (10,958)             --         52,854
Net cash used in investing activities...........     (11,620)    (30,374)         (533)         10,224        (32,303)
Net cash provided by (used in) financing
   activities...................................       9,714        (192)        7,246         (10,224)         6,544
                                                   ---------    --------      --------        --------      ---------
Net change in cash and cash equivalents.........          --      31,340        (4,245)             --         27,095
Cash and cash equivalents, beginning of period..          --     110,571        11,761              --        122,332
                                                   ---------    --------      --------        --------      ---------
Cash and cash equivalents, end of period........   $      --    $141,911      $  7,516        $     --      $ 149,427
                                                   =========    ========      ========        ========      =========

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

     While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about half of all our costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our 2002 Annual Report on Form 10-K.

Acquisition of Unilab Corporation

     On February 26, 2003, we accepted for payment more than 99% of the outstanding capital stock of Unilab Corporation ("Unilab"), the leading independent clinical laboratory in California. On February 28, 2003, we acquired the remaining shares of Unilab through a merger. In connection with the acquisition, we paid $297 million in cash and issued 7.1 million shares of Quest Diagnostics common stock to acquire all of the outstanding capital stock of Unilab. In addition, we reserved approximately 0.3 million shares of Quest Diagnostics common stock for outstanding stock options of Unilab which were converted upon the completion of the acquisition into options to acquire shares of Quest Diagnostics common stock (the "converted options"). See Note 2 to the interim consolidated financial statements for a full discussion of the Unilab acquisition.

     We estimate that we will incur up to $20 million of costs to integrate Quest Diagnostics and Unilab. A significant portion of these costs is expected to require cash outlays and is expected to primarily relate to severance and other integration-related costs through the first half of 2005, including the elimination of excess capacity and workforce reductions. These estimates are preliminary and will be subject to revisions as detail integration plans are developed and finalized. To the extent that the costs relate to actions that impact the employees and operations of Unilab, such costs will be accounted for as a cost of the Unilab acquisition and included in goodwill. To the extent that the costs relate to actions that impact Quest Diagnostics' employees and operations, such costs will be accounted for as a charge to earnings in the periods that the related actions are taken. Upon completion of the Unilab integration, we expect to realize approximately $25 million to $30 million of annual synergies and we expect to achieve this annual rate of synergies by the end of 2005.

Results of Operations

     Three Months Ended March 31, 2003 Compared with Three Months Ended March 31, 2002

     Net income for the three months ended March 31, 2003 increased to $88 million from $67 million for the prior year period. This increase in earnings was primarily attributable to revenue growth and improved efficiencies generated from our Six Sigma and Standardization initiatives. These improvements were partially offset by the impact of severe winter weather and the recent strike by New Jersey physicians during the first quarter of 2003, as well as increases in employee compensation and benefit costs and investments in our information technology strategy.

     Net Revenues

     Net revenues for the three months ended March 31, 2003 grew by 15.4% over the prior year level and include the results of Unilab for one month and American Medical Laboratories, Incorporated ("AML") for the full quarter, which was acquired on April 1, 2002. Pro forma revenue growth, assuming that both Unilab and AML had been part of Quest Diagnostics since January 1, 2002, was 3.2%.

     For the three months ended March 31, 2003, clinical testing volume, measured by the number of requisitions, increased 11.9% compared to the prior year period. The impact of AML and Unilab contributed about 8% and 5%, respectively, to the overall volume growth during the first quarter of 2003. Severe winter storms and the New Jersey physicians' strike, reduced volume by approximately 1.6% for the quarter, compared to the prior year period. Pro forma testing volume, assuming that both Unilab and AML had been part of Quest Diagnostics since January 1, 2002, declined approximately 1% compared to the prior year period, reflecting the impact of the severe winter storms and the physicians' strike. In addition, our drugs-of-abuse testing business, which is most directly impacted by economic conditions, declined during the quarter, reducing company-wide volume growth by approximately half a percentage point.

     Average revenue per requisition increased 3.6% for the quarter, compared to the prior year period, primarily attributable to a continuing shift in test mix to higher value testing, including gene-based testing, which continued to grow at a rate greater than 20% over the prior year level. In addition, a shift in payer mix contributed a portion of the increase in revenue per requisition. The inclusion of Unilab's results for one month during the quarter reduced average revenue per requisition by approximately half a percentage point since Unilab's business has lower revenue per requisition than the rest of our business.

     Operating Costs and Expenses

     Total operating costs for the three months ended March 31, 2003 increased $111 million from the prior year period primarily due to increases in our clinical testing volume, largely as a result of the Unilab and AML acquisitions, employee compensation and benefits, supply costs and depreciation expense; partially offset by a reduction in bad debt expense. While our cost structure has been favorably impacted by the improved efficiencies generated from our Six Sigma and Standardization initiatives, we continue to make investments to enhance our infrastructure to pursue our overall business strategy.

     Cost of services, which includes the costs of obtaining, transporting and testing specimens was 59.3% of net revenues for the three months ended March 31, 2003, increasing slightly from 58.9% in the prior year period. The addition of AML's higher cost of services as of April 1, 2002, which increased cost of services as a percentage of net revenues, was partially offset by the positive impact of our Six Sigma and Standardization efforts and the increase in average revenue per requisition. Additionally, reflected in the cost of services are the one-time installation costs of deploying our Internet-based orders and results systems in physicians' offices. The increased use of the Internet for ordering and resulting are improving the initial collection of billing information and generating savings in the cost of billing and bad debt expense, both of which are components of selling, general and administrative expenses. The severe winter storms and the New Jersey physicians' strike, which reduced volume growth during the quarter, also had the impact of increasing cost of sales as a percentage of revenues, since generally there were no reductions of fixed costs associated with the decreased volume. The estimated impact during the quarter was to increase cost of sales as a percentage of revenues by 0.4%.

     Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased during the three months ended March 31, 2003 as a percentage of net revenues to 25.5% from 27.3% in the prior year period. The decrease was primarily due to efficiencies from our Six Sigma and Standardization efforts, in particular bad debt expense, the improvement in average revenue per requisition and the addition of AML's cost structure as of April 1, 2002. During the first quarter of 2003, bad debt expense improved to 5.0% of net revenues, compared to 5.8% of net revenues a year ago, despite the addition of Unilab, which has higher levels of bad debt than the rest of Quest Diagnostics. The improvement in bad debt expense was principally attributable to the continued progress that we have made in our overall collection experience through process improvements, driven by our Six Sigma and Standardization initiatives. These improvements primarily relate to the collection of diagnosis, patient and insurance information necessary to effectively bill for services performed. We believe that our Six Sigma and Standardization initiatives will provide additional opportunities to further improve our overall collection experience and cost structure. The severe winter storms and the New Jersey physicians' strike, which reduced volume growth during the quarter, also had the impact of increasing selling, general and administrative expenses as a percentage of revenues, since generally there were no reductions of fixed costs associated with the decreased volume. The estimated impact during the quarter was to increase selling, general and administrative expenses as a percentage of revenues by 0.3%.

     Interest, Net

     Net interest expense for the three months ended March 31, 2003 increased from the prior year period by $1.2 million primarily attributable to the amounts borrowed to finance the acquisition of Unilab and to repay substantially all of Unilab's outstanding debt.

     Amortization of Intangible Assets

     Amortization of intangible assets for the three months ended March 31, 2003 decreased slightly from the prior year period principally as the result of certain intangible assets becoming fully amortized during the remainder of 2002.

     Other, Net

     "Other, net", which represents income for each of the periods presented, and includes equity earnings from our unconsolidated joint ventures and miscellaneous gains and losses, increased $2.4 million for the three months ended March 31, 2003, compared to the prior year period. The increase was primarily due to the cost of a contract settlement which was recorded in the prior year quarter.

     Impact of Contingent Convertible Debentures on Diluted Earnings per Common Share

     The if-converted method is used in determining the dilutive effect of our 1 3/4% contingent convertible debentures due 2021 (the "Debentures") in periods when the holders of such securities are permitted to exercise their conversion rights. As of and for the three months ended March 31, 2003, the holders of our Debentures did not have the ability to exercise their conversion rights. Had the requirements to allow the holders to exercise their conversion rights been met and the Debentures remained outstanding for the entire period, diluted earnings per common share would have been reduced by approximately 2% during the quarter ended March 31, 2003. See Note 12 to the Consolidated Financial Statements contained in our 2002 Annual Report on Form 10-K for a further discussion of the Debentures.

Quantitative and Qualitative Disclosures About Market Risk

     We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that may include the use of derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. We do not believe that our foreign exchange exposure is material to our financial position or results of operations. See Note 2 to the Consolidated Financial Statements contained in our 2002 Annual Report on Form 10-K for additional discussion of our financial instruments and hedging activities.

     At March 31, 2003 and December 31, 2002, the fair value of our debt was estimated at approximately $1.3 billion and $899 million, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2003 and December 31, 2002, the estimated fair value exceeded the carrying value of the debt by approximately $64 million and $77 million, respectively. An assumed 10% increase in interest rates (representing approximately 50 and 60 basis points at March 31, 2003 and December 31, 2002, respectively) would potentially reduce the estimated fair value of our debt by approximately $14 million and $21 million at March 31, 2003 and December 31, 2002, respectively.

     Our Debentures have a contingent interest component that will require us to pay contingent interest based on certain thresholds, as outlined in the Indenture. The contingent interest component, which is more fully described in
Note 12 to the Consolidated Financial Statements contained in our 2002 Annual Report on Form 10-K, is considered to be a derivative instrument subject to Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. As such, the derivative was recorded at its fair value in the consolidated balance sheet and was not material at March 31, 2003 and December 31, 2002.

     Borrowings under our unsecured revolving credit facility under our credit agreement, our term loan and our secured receivables credit facility are subject to variable interest rates, unless fixed through interest rate swap or other agreements. Interest rates on our unsecured revolving credit facility and term loan are subject to a pricing schedule that can fluctuate over a range of up to 80 basis points, based on changes in our credit rating. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit rating. As of March 31, 2003, our borrowing rate for LIBOR-based loans was LIBOR plus 1.3125%. At March 31, 2003, there was $408 million outstanding under our term loan and there were no borrowings outstanding under our unsecured revolving credit facility or against our secured receivables credit facility.

     Based on our net exposure to interest rate changes, an assumed 10% change in interest rates on our variable rate indebtedness (representing approximately 15 basis points) would impact annual net interest expense by approximately $0.5 million, assuming no changes to the debt outstanding at March 31, 2003.

Liquidity and Capital Resources

     Cash and Cash Equivalents

     Cash and cash equivalents at March 31, 2003 totaled $56 million, compared to $97 million at December 31, 2002. Cash flows from operating activities in 2003 provided cash of $58 million, which along with cash flows from financing activities of $177 million, were used to fund investing activities, which required cash of $276 million. Cash and cash equivalents at March 31, 2002 totaled $149 million, an increase of $27 million from December 31, 2001. Cash flows from operating and financing activities in 2002 provided cash of $53 million and $6 million, respectively, which were used to fund investing activities, which required cash of $32 million.

     Cash From Operating Activities

     Net cash from operating activities for 2003 was $58 million compared to $53 million in 2002. This increase was primarily due to improved operating performance and efficiencies in our billing and collection processes, partially offset by a decrease in the tax benefits realized associated with the exercise of employee stock options. First quarter cash flow from operations is seasonally lower than other quarters of the year due to the timing of certain annual payments, principally associated with variable compensation and employee vacation earned in the prior year. Days sales outstanding, a measure of billing and collection efficiency, decreased to 49 days at March 31, 2003 from 52 days at March 31, 2002.

     Cash From Investing Activities

     Net cash used in investing activities was $276 million for the first quarter of 2003, consisting primarily of acquisition and related transaction costs of $236 million to acquire the outstanding capital stock of Unilab, and capital expenditures of $37 million. The acquisition and related transaction costs included the cash portion of the Unilab purchase price of $297 million and approximately $11 million of transaction costs paid in the first quarter of 2003, partially offset by $72 million of cash acquired from Unilab. Net cash used in investing activities in 2002 was $32.3 million for the first quarter, consisting primarily of capital expenditures of $41.3 million offset by a $10.7 million collection of a note receivable.

     Cash From Financing Activities

     Net cash provided by financing activities in 2003 was $177 million, consisting primarily of $450 million of borrowings under our term loan facility, partially offset by debt repayments totaling $269 million. Borrowings under our term loan facility were used to finance the cash portion of the purchase price and related transaction costs associated with the acquisition of Unilab, and to repay $220 million of debt, representing substantially all of Unilab's then existing outstanding debt, and related accrued interest. Of the $220 million, $124 million represents payments related to our cash tender offer on March 7, 2003, for all of the outstanding $100.8 million principal amount of Unilab's 12 3/4% Senior Subordinated Notes due 2009 and $23 million of related tender premium and associated tender offer costs. The remaining debt repayments in the first quarter of 2003 consisted primarily of a $42 million repayment under the term loan and a $6 million capital lease repayment.

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

     Contractual Obligations and Commitments

     A description of the terms of our indebtedness, related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 12 to the Consolidated Financial Statements in our 2002 Annual Report on Form 10-K. A discussion of our acquisition of Unilab, including the terms of our term loan facility used to finance the acquisition of Unilab and repay substantially all of Unilab's outstanding debt, is contained in Note 2 to the interim consolidated financial statements. A discussion and analysis regarding our minimum rental commitments under noncancelable operating leases, noncancelable commitments to purchase products or services, and reserves with respect to insurance claims at December 31, 2002 is contained in Note 17 to the Consolidated Financial Statements in our 2002 Annual

Report on Form 10-K. See Note 4 to the interim consolidated financial statements for information regarding the status of our remaining contractual obligations and commitments, including billing-related claims.

     Our credit agreements relating to our unsecured revolving credit facility and our term loan facility contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness, repurchase shares of our outstanding common stock, make additional investments and consummate acquisitions. We do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

     Unconsolidated Joint Ventures

     At March 31, 2003 and December 31, 2002, we had investments in unconsolidated joint ventures in Phoenix, Arizona; Indianapolis, Indiana; Dayton, Ohio; and Chesapeake, Virginia, which are accounted for under the equity method of accounting. We believe that our transactions with our joint ventures are conducted at arm's length, reflecting current market conditions and pricing. Total net revenues of our unconsolidated joint ventures, on a combined basis, are less than 6% of our consolidated net revenues. Total assets associated with our unconsolidated joint ventures are less than 3% of our consolidated total assets. We have no material unconditional obligations or guarantees to, or in support of, our unconsolidated joint ventures and their operations.

     Requirements and Capital Resources

     We estimate that we will invest approximately $180 million to $190 million during 2003 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades. Other than the reduction for outstanding letters of credit, which approximated $48 million at March 31, 2003, all of the $325 million revolving credit facility under the credit agreement and all of the $250 million secured receivables credit facility remained available to us for future borrowing at March 31, 2003.

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

Impact of New Accounting Standards

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

     The impact of the above referenced accounting standards is discussed in
Note 1 to the interim consolidated financial statements.

Forward-Looking Statements

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

     We would like to take advantage of the "safe harbor" provisions of the Litigation Reform Act in connection with the forward-looking statements included in this document. The risks and other factors that could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements may include, but are not limited to, unanticipated expenditures, changing relationships with customers, suppliers and strategic partners, conditions of the economy and other factors described in our 2002 Annual Report on Form 10-K and subsequent filings.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 4 to the interim consolidated financial statements for information regarding the status of government investigations and private claims.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     10.1 Fourth Supplemental Indenture dated as of March 19, 2003, among Unilab Corporation (f/k/a Quest Diagnostics Newco Incorporated), Quest Diagnostics Incorporated, The Bank Of New York, and the Subsidiary Guarantors.

     99.1 Statement Pursuant to 18. U.S.C. 'SS' 1350 of Chief Executive Officer dated April 30, 2003

     99.2 Statement Pursuant to 18. U.S.C. 'SS' 1350 of Chief Financial Officer dated April 30, 2003

(b)  Report on Form 8-K filed during the first quarter of 2003:

     On March 13, 2003, the Company filed a current report on Form 8-K (Date of
     Report: February 26, 2003) reporting under Item 2 on the acquisition of the outstanding capital stock of Unilab Corporation.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2003

Quest Diagnostics Incorporated


By /s/ Kenneth W. Freeman
   -----------------------------
       Kenneth W. Freeman                           Chairman of the Board and
                                                    Chief Executive Officer


By /s/ Robert A. Hagemann
   -----------------------------
       Robert A. Hagemann                           Vice President and
                                                    Chief Financial Officer

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

April 30, 2003


By /s/ Kenneth W. Freeman
   ------------------------------------
       Kenneth W. Freeman
       Chairman of the Board and
       Chief Executive Officer

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

April 30, 2003


By /s/ Robert A. Hagemann
   ----------------------------------
       Robert A. Hagemann
       Vice President and
       Chief Financial Officer

                            STATEMENT OF DIFFERENCES

The section symbol shall be expressed as....................           'SS'