Form 10-Q
period 2003-06-30
QUEST DIAGNOSTICS INC
filed 2003-07-31
CIK 1022079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2003
                         Commission file number 1-12215

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

As of July 29, 2003, there were outstanding 105,178,601 shares of the registrant's common stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Index to consolidated financial statements filed as part of this report:

                                                                            Page
                                                                            ----

        Consolidated Statements of Operations for the Three and Six
           Months Ended June 30, 2003 and 2002                                2

        Consolidated Balance Sheets as of June 30, 2003 and December 31,
           2002                                                               3

        Consolidated Statements of Cash Flows for the Six Months Ended
           June 30, 2003 and 2002                                             4

        Notes to Consolidated Financial Statements                            5

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations

        Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             17

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        See Item 2. "Management's Discussion and Analysis of Financial
           Condition and Results of Operations"

Item 4. Controls and Procedures

        Controls and Procedures                                              23

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                      (in thousands, except per share data)
                                   (unaudited)

                                                Three Months Ended        Six Months Ended
                                                    June 30,                   June 30,
                                             -----------------------   -----------------------
                                                2003         2002         2003         2002
                                             ----------   ----------   ----------   ----------
Net revenues..............................   $1,219,935   $1,068,810   $2,312,732   $2,015,572
                                             ----------   ----------   ----------   ----------
Costs and expenses:

   Cost of services.......................      703,124      630,258    1,351,221    1,187,996
   Selling, general and administrative....      296,062      276,821      575,261      535,224
   Interest expense, net..................       16,866       14,916       30,775       27,591
   Amortization of intangible assets......        2,068        2,065        4,091        4,220
   Minority share of income...............        4,415        3,938        8,218        7,820
   Other, net.............................       (6,005)      (5,660)      (9,033)      (6,274)
                                             ----------   ----------   ----------   ----------
       Total..............................    1,016,530      922,338    1,960,533    1,756,577
                                             ----------   ----------   ----------   ----------
Income before taxes.......................      203,405      146,472      352,199      258,995
Income tax expense........................       82,993       59,321      143,751      105,155
                                             ----------   ----------   ----------   ----------
Net income................................   $  120,412   $   87,151   $  208,448   $  153,840
                                             ==========   ==========   ==========   ==========

Basic earnings per common share:
Net income................................   $     1.15   $     0.90   $     2.03   $     1.60
                                             ==========   ==========   ==========   ==========
Diluted earnings per common share:
Net income................................   $     1.12   $     0.87   $     1.98   $     1.54
                                             ==========   ==========   ==========   ==========

Weighted average common shares
   outstanding - basic....................      105,049       96,393      102,543       95,907

Weighted average common shares
   outstanding - diluted..................      107,677      100,297      105,066       99,802

        The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                      (in thousands, except per share data)
                                   (unaudited)

                                                                        June 30,    December 31,
                                                                          2003          2002
                                                                       ----------   ------------
Assets
Current assets:
   Cash and cash equivalents........................................   $   88,069    $   96,777
   Accounts receivable, net of allowance of $209,782 and
      $193,456 at June 30, 2003 and December 31, 2002,
      respectively..................................................      628,404       522,131
   Inventories......................................................       68,482        60,899
   Deferred income taxes............................................      117,501       102,700
   Prepaid expenses and other current assets........................       50,676        41,936
                                                                       ----------    ----------
      Total current assets..........................................      953,132       824,443
Property, plant and equipment, net..................................      583,042       570,149
Goodwill............................................................    2,519,292     1,788,850
Intangible assets, net..............................................       19,500        22,083
Deferred income taxes...............................................       66,825        29,756
Other assets........................................................      102,250        88,916
                                                                       ----------    ----------
Total assets........................................................   $4,244,041    $3,324,197
                                                                       ==========    ==========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses............................   $  594,440    $  609,945
   Short-term borrowings and current portion of long-term debt......       74,393        26,032
                                                                       ----------    ----------
      Total current liabilities.....................................      668,833       635,977
Long-term debt......................................................    1,065,171       796,507
Other liabilities...................................................      139,145       122,850
Commitments and contingencies
Stockholders' equity:
   Common stock, par value $0.01 per share; 300,000 shares
      authorized; 105,575 and 97,963 shares issued at June 30, 2003
      and December 31, 2002, respectively...........................        1,056           980
   Additional paid-in capital.......................................    2,219,631     1,817,511
   Retained earnings (accumulated deficit) .........................      167,676       (40,772)
   Unearned compensation............................................       (5,072)       (3,332)
   Accumulated other comprehensive loss.............................       (2,334)       (5,524)
   Treasury stock, at cost; 162 shares at June 30, 2003.............      (10,065)           --
                                                                       ----------    ----------
      Total stockholders' equity....................................    2,370,892     1,768,863
                                                                       ----------    ----------
Total liabilities and stockholders' equity..........................   $4,244,041    $3,324,197
                                                                       ==========    ==========

        The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                 (in thousands)
                                   (unaudited)

                                                                            2003       2002
                                                                         ---------   ---------
Cash flows from operating activities:
Net income............................................................   $ 208,448   $ 153,840
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization......................................      74,972      63,815
   Provision for doubtful accounts....................................     113,543     110,477
   Deferred income tax provision......................................       5,891      17,563
   Minority share of income...........................................       8,218       7,820
   Stock compensation expense.........................................       2,876       4,953
   Tax benefits associated with stock-based compensation plans........       9,541      38,189
   Other, net.........................................................       1,442      (2,056)
   Changes in operating assets and liabilities:
      Accounts receivable.............................................    (157,996)   (136,837)
      Accounts payable and accrued expenses...........................     (63,821)    (38,040)
      Integration, settlement and other special charges...............      (9,283)    (12,668)
      Income taxes payable............................................      29,769       9,848
      Other assets and liabilities, net...............................       4,078       1,042
                                                                         ---------   ---------
Net cash provided by operating activities.............................     227,678     217,946
                                                                         ---------   ---------

Cash flows from investing activities:
Business acquisitions, net of cash acquired...........................    (237,411)   (333,512)
Capital expenditures..................................................     (75,806)    (83,390)
Increase in investments and other assets..............................     (11,114)     (2,917)
Proceeds from disposition of assets...................................       3,402       1,043
Collection of note receivable ........................................          --      10,660
                                                                         ---------   ---------
Net cash used in investing activities.................................    (320,929)   (408,116)
                                                                         ---------   ---------

Cash flows from financing activities:
Proceeds from borrowings..............................................     450,000     475,237
Repayments of debt....................................................    (354,539)   (333,265)
Purchases of treasury stock...........................................     (10,065)         --
Exercise of stock options.............................................       9,207      22,103
Distributions to minority partners....................................      (6,262)     (6,268)
Financing costs paid..................................................      (4,227)         --
Other.................................................................         429        (129)
                                                                         ---------   ---------
Net cash provided by financing activities.............................      84,543     157,678
                                                                         ---------   ---------

Net change in cash and cash equivalents...............................      (8,708)    (32,492)
Cash and cash equivalents, beginning of period........................      96,777     122,332
                                                                         ---------   ---------
Cash and cash equivalents, end of period..............................   $  88,069   $  89,840
                                                                         =========   =========

Cash paid during the period for:
Interest..............................................................   $  32,545   $  30,504
Income taxes..........................................................     100,630      38,760

Businesses acquired:
Fair value of assets acquired.........................................   $ 977,866   $ 549,947
Fair value of liabilities assumed.....................................     279,510     204,490

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

     Earnings Per Share

     Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. The if-converted method is used in determining the dilutive effect of the Company's 1 3/4% contingent convertible debentures in periods when the holders of such securities are permitted to exercise their conversion rights. Potentially dilutive common shares include outstanding stock options and restricted common shares granted under the Company's Employees Equity Participation Program. These dilutive securities increased the weighted average number of common shares outstanding by 2.6 and
2.5 million shares for the three and six months ended June 30, 2003, respectively. For both the three and six months ended June 30, 2002, these dilutive securities increased the weighted average number of common shares outstanding by 3.9 million shares.

     Stock-Based Compensation

     The Company has chosen to adopt the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148") and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under this approach, the cost of restricted stock awards is expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense. Stock-based compensation expense recorded in accordance with APB 25, related to restricted stock awards, was $1.3 million and $2.5 million for the three months ended June 30, 2003 and 2002, respectively, and $2.9 and $5.0 million for the six months ended June 30, 2003 and 2002, respectively.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

     The following table presents net income and basic and diluted earnings per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discount granted for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148:

                                                    Three Months Ended     Six Months Ended
                                                        June 30,              June 30,
                                                   -------------------   -------------------
                                                     2003       2002       2003       2002
                                                   --------   --------   --------   --------
Net income:
Net income, as reported ........................   $120,412   $ 87,151   $208,448   $153,840
Add: Stock-based compensation under APB 25 .....      1,340      2,496      2,876      4,953
Deduct:  Total stock-based compensation
   expense determined under fair value method
   for all awards, net of related tax effects...    (13,124)   (12,405)   (27,929)   (22,906)
                                                   --------   --------   --------   --------
Pro forma net income ...........................   $108,628   $ 77,242   $183,395   $135,887
                                                   ========   ========   ========   ========

Earnings per common share:
   Basic - as reported .........................   $   1.15   $   0.90   $   2.03   $   1.60
                                                   --------   --------   --------   --------
   Basic - pro forma ...........................   $   1.03   $   0.80   $   1.79   $   1.42
                                                   --------   --------   --------   --------

   Diluted - as reported .......................   $   1.12   $   0.87   $   1.98   $   1.54
                                                   --------   --------   --------   --------
   Diluted - pro forma .........................   $   1.02   $   0.77   $   1.77   $   1.36
                                                   --------   --------   --------   --------

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                    Three Months Ended     Six Months Ended
                                                        June 30,              June 30,
                                                   -------------------   -------------------
                                                     2003       2002       2003       2002
                                                   --------   --------   --------   --------
Dividend yield .................................      0.0%       0.0%       0.0%       0.0%
Risk-free interest rate ........................      2.6%       4.3%       2.8%       4.2%
Expected volatility ............................     48.5%      45.2%      48.1%      45.2%
Expected holding period, in years ..............        5          5          5          5

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

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company will adopt SFAS 149 effective July 1, 2003, and does not expect that the provisions of SFAS 149 will have a material impact on the Company's results of operations or financial position.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of the initial recognition and initial measurement provisions of SFAS 150 effective June 1, 2003, did not have a material impact on the Company's results of operations or financial position.

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

     The aggregate purchase price of $698 million included the cash portion of the purchase price of $297 million and transaction costs of approximately $20 million with the remaining portion of the purchase price paid through the issuance of 7.1 million shares of Quest Diagnostics common stock (valued at $372 million or $52.80 per share, based on the average closing stock price of Quest Diagnostics common stock for the five trading days ended March 4, 2003) and the issuance of approximately 0.3 million converted options (valued at approximately $9 million, based on the Black Scholes option-pricing model). Of the total transaction costs incurred, approximately $8 million was paid during fiscal 2002.

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

     The Company financed the cash portion of the purchase price and related transaction costs, and the repayment of substantially all of Unilab's outstanding debt and related accrued interest with the proceeds from a new $450 million amortizing term loan facility (the "term loan") and cash on-hand. The term loan carries interest at LIBOR plus an applicable margin that can fluctuate over a range of up to 80 basis points, based on changes in the Company's credit rating. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to 180 days. Interest on any outstanding amounts not covered under the LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of June 30, 2003, the Company's borrowing rate for LIBOR-based loans was LIBOR plus 1.1875%. The term loan requires principal repayments of the initial amount borrowed equal to 16.25%, 20%, 20%, 21.25% and 22.5% in years one through five, respectively. The term loan is guaranteed by each of the Company's wholly owned subsidiaries that operate clinical laboratories in the United States. The term loan contains various covenants including the maintenance of certain financial ratios, which could impact the Company's ability to, among other things, incur additional indebtedness, repurchase shares of its outstanding common stock, make additional investments and consummate acquisitions. Through June 30, 2003, the Company has repaid $127 million of principal under the term loan.

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

     In connection with the acquisition of Unilab, as part of a settlement agreement with the United States Federal Trade Commission, the Company entered into an agreement to sell to Laboratory Corporation of America Holdings, Inc., ("LabCorp"), certain assets in northern California, including the assignment of agreements with four independent physician associations ("IPA") and leases for 46 patient service centers (five of which also serve as rapid response laboratories) for $4.5 million (the "Divestiture"). Approximately $27 million in annual net revenues are generated by capitated fees under the IPA contracts and associated fee for service testing for physicians whose patients use these patient service centers, as well as from specimens received directly from the IPA physicians. During the second quarter of 2003, one of the IPA contracts was assigned to LabCorp. The Company expects to complete the transaction by August 2003.

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

                                                          Estimated Fair
                                                           Values as of
                                                        February 28, 2003
                                                        -----------------
Current assets ......................................        $187,617
Property, plant and equipment .......................          11,289
Goodwill ............................................         732,619
Other assets ........................................          44,845
                                                             --------
   Total assets acquired ............................         976,370
                                                             --------

Current liabilities .................................          54,945
Long-term liabilities ...............................           2,513
Long-term debt ......................................         221,291
                                                             --------
   Total liabilities assumed ........................         278,749
                                                             --------

   Net assets acquired ..............................        $697,621
                                                             ========

     Based on management's review of the net assets acquired and consultations with third-party valuation specialists, no intangible assets meeting the criteria under SFAS No. 141, "Business Combinations", were identified. Of the $733 million allocated to goodwill, approximately $85 million is expected to be deductible for tax purposes.

     The following unaudited pro forma combined financial information for the three months ended June 30, 2002 and for the six months ended June 30, 2003 and 2002 assumes that Unilab and American Medical Laboratories, Incorporated, ("AML"), which the Company acquired on April 1, 2002, were acquired on January 1, 2002 (in thousands, except per share data):

                                                                        Six Months Ended June 30,
                                                   Three Months Ended   -------------------------
                                                      June 30, 2002         2003         2002
                                                   ------------------    ----------   ----------
Net revenues ...................................       $1,182,482        $2,387,161   $2,313,708
Net income .....................................           98,894           205,231      174,653

Basic earnings per common share:
Net income .....................................       $     0.96        $     2.08   $     1.70
Weighted average common shares outstanding
   - basic .....................................          103,447           104,816      102,962

Diluted earnings per common share:
Net income .....................................       $     0.92        $     2.03   $     1.63
Weighted average common shares outstanding
   - diluted ...................................          107,453           107,360      106,950

     The pro forma combined financial information presented above reflects certain reclassifications to the historical financial statements of Unilab and AML to conform the acquired companies' accounting policies and classification of certain costs and expenses to that of Quest Diagnostics. These adjustments had no impact on pro forma net income. No adjustment has been made to the pro forma combined financial information to reflect the impact of the Divestiture, which would not have a material impact on Quest Diagnostics' financial condition, results of operations or cash flow. Pro forma results for the six months ended June 30, 2003 exclude $14.5 million of direct transaction costs, which were incurred and

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

expensed by Unilab immediately prior to the closing of the Unilab acquisition. Pro forma results for the three and six months ended June 30, 2002 exclude $14.5 million of direct transaction costs, which were incurred and expensed by AML immediately prior to the closing of the AML acquisition.

3.   GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill, net for the period ended June 30, 2003 and for the year ended December 31, 2002 are as follows:

                                            June 30, 2003   December 31, 2002
                                            -------------   -----------------
Balance at beginning of period ..........     $1,788,850       $1,351,123
Goodwill acquired during the period .....        730,442          437,727
                                              ----------       ----------
Balance at end of period ................     $2,519,292       $1,788,850
                                              ==========       ==========

     Intangible assets at June 30, 2003 and December 31, 2002 consisted of the following:

                                                             June 30, 2003                    December 31, 2002
                                                    --------------------------------   --------------------------------
                               Weighted Average                Accumulated                        Accumulated
                              Amortization Period     Cost    Amortization     Net       Cost    Amortization     Net
                              -------------------   -------   ------------   -------   -------   ------------   -------

Non-compete agreements ....         5 years         $44,862     $(35,097)    $ 9,765   $44,482     $(32,268)    $12,214
Customer lists ............        15 years          42,035      (34,660)      7,375    41,301      (33,751)      7,550
Other .....................        10 years           4,775       (2,415)      2,360     4,580       (2,261)      2,319
                                                    -------     --------     -------   -------     --------     -------
     Total ................        10 years         $91,672     $(72,172)    $19,500   $90,363     $(68,280)    $22,083
                                                    =======     ========     =======   =======     ========     =======

     Amortization expense related to intangible assets was $2,068 and $2,065 for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, amortization expense related to intangible assets was $4,091 and $4,220, respectively.

     The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2003 is as follows:

    Fiscal Year Ending
       December 31,
---------------------------
Remainder of 2003 .........   $ 4,136
2004 ......................     6,268
2005 ......................     2,844
2006 ......................     1,664
2007 ......................       912
2008 ......................       768
Thereafter ................     2,908
                              -------
    Total .................   $19,500
                              =======

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

4.   COMMITMENTS AND CONTINGENCIES

     The Company has standby letters of credit issued under its unsecured revolving credit facility to ensure its performance or payment to third parties, which amounted to $42 million and $33 million at June 30, 2003 and December 31, 2002, respectively. The letters of credit, which are renewed annually, primarily represent collateral for current and future automobile liability and workers' compensation loss payments.

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

5.   STOCKHOLDERS' EQUITY

     Changes in stockholders' equity for the six months ended June 30, 2003 were as follows:

                                                                 Retained                   Accumulated
                                                   Additional    Earnings                      Other                  Compre
                                          Common     Paid-In   (Accumulated    Unearned    Comprehensive  Treasury   -hensive
                                           Stock     Capital      Deficit)   Compensation  Income (Loss)   Stock      Income
                                          ------   ----------  ------------  ------------  -------------  --------   --------
Balance, December 31, 2002............... $  980   $1,817,511    $(40,772)     $(3,332)       $(5,524)    $     --
Net income...............................                         208,448                                            $208,448
Other comprehensive income...............                                                       3,190                   3,190
                                                                                                                     --------
   Comprehensive income..................                                                                            $211,638
                                                                                                                     ========
Shares issued to acquire Unilab
   (7,055 common shares).................     71      372,393
Fair value of Unilab converted
   options...............................               8,452
Issuance of common stock under benefit
   plans (274 common shares).............      3       11,630                   (5,041)
Exercise of options (453 common shares)..      4        9,203
Shares to cover employee payroll tax
   withholdings on stock issued under
   benefit plans (170 common shares).....     (2)      (9,099)
Tax benefits associated with
   stock-based compensation plans........               9,541
Amortization of unearned compensation....                                        3,301
Purchases of treasury stock
   (162 common shares)...................                                                                  (10,065)
                                          ------   ----------    --------      -------        -------     --------
Balance, June 30, 2003................... $1,056   $2,219,631    $167,676      $(5,072)       $(2,334)    $(10,065)
                                          ======   ==========    ========      =======        =======     ========

     During the six months ended June 30, 2003, 170 thousand shares were surrendered to cover employee payroll tax withholdings related to the vesting of restricted stock. For reporting purposes, these shares were accounted for as treasury shares and were immediately retired.

     In May 2003, the Company's Board of Directors authorized a share repurchase program which permits the Company to purchase up to $300 million of its common stock. Cumulative purchases under the program through June 30, 2003 totaled $10 million. All shares were purchased at prevailing market prices.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                  (unaudited)

     Changes in stockholders' equity for the six months ended June 30, 2002 were as follows:

                                                                                                     Accumulated
                                                        Additional                                      Other        Compre
                                               Common     Paid-In    Accumulated     Unearned       Comprehensive   -hensive
                                                Stock     Capital      Deficit     Compensation     Income (Loss)    Income
                                               ------   ----------   -----------   ------------     -------------   --------
Balance, December 31, 2001...................   $960    $1,714,676    $(362,926)     $(13,253)         $(3,470)
Net income...................................                           153,840                                     $153,840
Other comprehensive income...................                                                            1,215         1,215
                                                                                                                    --------
   Comprehensive income......................                                                                       $155,055
                                                                                                                    ========
Issuance of common stock under benefit
   plans (214 common shares).................      2        13,523
Exercise of options (1,186 common shares)....     12        22,091
Tax benefits associated with stock-based
   compensation plans........................               38,189
Amortization of unearned compensation........                                           5,135
                                                ----    ----------    ---------      --------          -------
Balance, June 30, 2002.......................   $974    $1,788,479    $(209,086)     $ (8,118)         $(2,255)
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

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2003

                                                          Subsidiary   Non-Guarantor
                                                Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                              ---------   ----------   -------------   ------------   ------------
Net revenues ..............................   $ 395,280   $1,806,325      $235,709      $(124,582)     $2,312,732

Costs and expenses:
   Cost of services .......................     229,370    1,044,281        77,570             --       1,351,221
   Selling, general and administrative ....      37,272      432,808       112,967         (7,786)        575,261
   Interest, net ..........................      35,504      108,872         3,195       (116,796)         30,775
   Amortization of intangible assets ......       1,110        2,981            --             --           4,091
   Royalty (income) expense ...............    (139,965)     139,965            --             --              --
   Other, net .............................        (665)         (14)         (136)            --            (815)
                                              ---------   ----------      --------      ---------      ----------
      Total ...............................     162,626    1,728,893       193,596       (124,582)      1,960,533
                                              ---------   ----------      --------      ---------      ----------
Income before taxes .......................     232,654       77,432        42,113             --         352,199
Income tax expense ........................      95,119       30,972        17,660             --         143,751
                                              ---------   ----------      --------      ---------      ----------
Income before equity earnings .............     137,535       46,460        24,453             --         208,448
Equity earnings from subsidiaries .........      70,913           --            --        (70,913)             --
                                              ---------   ----------      --------      ---------      ----------
Net income ................................   $ 208,448   $   46,460      $ 24,453      $ (70,913)     $  208,448
                                              =========   ==========      ========      =========      ==========

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2002

                                                          Subsidiary   Non-Guarantor
                                                Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                              ---------   ----------   -------------   ------------   ------------
Net revenues ..............................   $ 363,269   $1,545,617      $254,858       $(148,172)    $2,015,572

Costs and expenses:
   Cost of services .......................     244,113      867,811        76,072              --      1,187,996
   Selling, general and administrative ....      84,571      327,658       130,633          (7,638)       535,224
   Interest, net ..........................      40,409      122,626         5,090        (140,534)        27,591
   Amortization of intangible assets ......         996        3,224            --              --          4,220
   Royalty (income) expense ...............    (124,157)     124,157            --              --             --
   Other, net .............................       1,687         (693)          552              --          1,546
                                              ---------   ----------      --------       ---------     ----------
      Total ...............................     247,619    1,444,783       212,347        (148,172)     1,756,577
                                              ---------   ----------      --------       ---------     ----------
Income before taxes .......................     115,650      100,834        42,511              --        258,995
Income tax expense ........................      45,094       40,511        19,550              --        105,155
                                              ---------   ----------      --------       ---------     ----------
Income before equity earnings .............      70,556       60,323        22,961              --        153,840
Equity earnings from subsidiaries .........      83,284           --            --         (83,284)            --
                                              ---------   ----------      --------       ---------     ----------
Net income ................................   $ 153,840   $   60,323      $ 22,961       $ (83,284)    $  153,840
                                              =========   ==========      ========       =========     ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Balance Sheet
June 30, 2003

                                                                   Subsidiary   Non-Guarantor
                                                        Parent     Guarantors    Subsidiaries   Eliminations   Consolidated
                                                      ----------   ----------   -------------   ------------   ------------
Assets
Current assets:
Cash and cash equivalents .........................   $   70,670   $    8,409     $   8,990      $        --    $   88,069
Accounts receivable, net ..........................       18,296      169,788       440,320               --       628,404
Other current assets ..............................       57,701       99,274        79,684               --       236,659
                                                      ----------   ----------     ---------      -----------    ----------
   Total current assets ...........................      146,667      277,471       528,994               --       953,132
Property, plant and equipment, net ................      228,838      327,439        26,765               --       583,042
Intangible assets, net ............................      158,321    2,335,043        45,428               --     2,538,792
Intercompany receivable (payable) .................      686,690     (259,810)     (426,880)              --            --
Investment in subsidiaries ........................    1,857,294           --            --       (1,857,294)           --
Other assets ......................................       60,809       75,279        32,987               --       169,075
                                                      ----------   ----------     ---------      -----------    ----------
   Total assets ...................................   $3,138,619   $2,755,422     $ 207,294      $(1,857,294)   $4,244,041
                                                      ==========   ==========     =========      ===========    ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses .............   $  403,073   $  163,269     $  28,098      $        --    $  594,440
Short-term borrowings and current portion of
   long-term debt .................................           --       74,050           343               --        74,393
                                                      ----------   ----------     ---------      -----------    ----------
   Total current liabilities ......................      403,073      237,319        28,441               --       668,833
Long-term debt ....................................      315,663      747,553         1,955               --     1,065,171
Other liabilities .................................       48,991       69,841        20,313               --       139,145
Stockholders' equity ..............................    2,370,892    1,700,709       156,585       (1,857,294)    2,370,892
                                                      ----------   ----------     ---------      -----------    ----------
   Total liabilities and stockholders' equity .....   $3,138,619   $2,755,422     $ 207,294      $(1,857,294)   $4,244,041
                                                      ==========   ==========     =========      ===========    ==========

Condensed Consolidating Balance Sheet
December 31, 2002

                                                                   Subsidiary   Non-Guarantor
                                                        Parent     Guarantors    Subsidiaries   Eliminations   Consolidated
                                                      ----------   ----------   -------------   ------------   ------------
Assets

Current assets:
Cash and cash equivalents .........................   $   79,015   $    7,377     $  10,385      $        --    $   96,777
Accounts receivable, net ..........................       15,032       89,626       417,473               --       522,131
Other current assets ..............................       52,952       63,148        89,435               --       205,535
                                                      ----------   ----------     ---------      -----------    ----------
   Total current assets ...........................      146,999      160,151       517,293               --       824,443
Property, plant and equipment, net ................      227,263      317,243        25,643               --       570,149
Intangible assets, net ............................      159,293    1,607,767        43,873               --     1,810,933
Intercompany receivable (payable) .................      194,874      236,752      (431,626)              --            --
Investment in subsidiaries ........................    1,631,868           --            --       (1,631,868)           --
Other assets ......................................       61,653       26,905        30,114               --       118,672
                                                      ----------   ----------     ---------      -----------    ----------
   Total assets ...................................   $2,421,950   $2,348,818     $ 185,297      $(1,631,868)   $3,324,197
                                                      ==========   ==========     =========      ===========    ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses .............   $  295,479   $  287,539     $  26,927      $        --    $  609,945
Current portion of long-term debt .................           --       25,689           343               --        26,032
                                                      ----------   ----------     ---------      -----------    ----------
   Total current liabilities ......................      295,479      313,228        27,270               --       635,977
Long-term debt ....................................      315,109      478,863         2,535               --       796,507
Other liabilities .................................       42,499       62,339        18,012               --       122,850
Stockholders' equity ..............................    1,768,863    1,494,388       137,480       (1,631,868)    1,768,863
                                                      ----------   ----------     ---------      -----------    ----------
   Total liabilities and stockholders' equity .....   $2,421,950   $2,348,818     $ 185,297      $(1,631,868)   $3,324,197
                                                      ==========   ==========     =========      ===========    ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2003

                                                                     Subsidiary   Non-Guarantor
                                                           Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                                         ---------   ----------   -------------   ------------   ------------
Cash flows from operating activities:
Net income............................................   $ 208,448    $ 46,460       $ 24,453       $(70,913)      $ 208,448
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization......................      27,165      43,502          4,305             --          74,972
   Provision for doubtful accounts....................       2,943      29,917         80,683             --         113,543
   Other, net.........................................     (44,043)    (12,476)        13,574         70,913          27,968
   Changes in operating assets and liabilities........     (33,699)    (78,008)       (85,546)            --        (197,253)
                                                         ---------    --------       --------       --------       ---------
Net cash provided by operating activities.............     160,814      29,395         37,469             --         227,678
Net cash used in investing activities.................    (260,004)    (39,305)        (6,306)       (15,314)       (320,929)
Net cash provided by (used in) financing activities...      90,845      10,942        (32,558)        15,314          84,543
                                                         ---------    --------       --------       --------       ---------
Net change in cash and cash equivalents...............      (8,345)      1,032         (1,395)            --          (8,708)
Cash and cash equivalents, beginning of period........      79,015       7,377         10,385             --          96,777
                                                         ---------    --------       --------       --------       ---------
Cash and cash equivalents, end of period..............   $  70,670    $  8,409       $  8,990       $     --       $  88,069
                                                         =========    ========       ========       ========       =========

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2002

                                                                     Subsidiary   Non-Guarantor
                                                           Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                                         ---------   ----------   -------------   ------------   ------------
Cash flows from operating activities:
Net income............................................   $ 153,840    $ 60,323      $  22,961      $ (83,284)      $ 153,840
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization......................      22,605      37,647          3,563             --          63,815
   Provision for doubtful accounts....................       2,460      15,679         92,338             --         110,477
   Other, net.........................................     (29,804)     (2,787)        15,776         83,284          66,469
   Changes in operating assets and liabilities........      31,859     (89,358)      (119,156)            --        (176,655)
                                                         ---------    --------      ---------      ---------       ---------
Net cash provided by operating activities.............     180,960      21,504         15,482             --         217,946
Net cash used in investing activities.................    (205,897)    (54,056)        (1,930)      (146,233)       (408,116)
Net cash provided by (used in) financing activities...      24,937       4,939        (18,431)       146,233         157,678
                                                         ---------    --------      ---------      ---------       ---------
Net change in cash and cash equivalents...............          --     (27,613)        (4,879)            --         (32,492)
Cash and cash equivalents, beginning of period........          --     110,571         11,761             --         122,332
                                                         ---------    --------      ---------      ---------       ---------
Cash and cash equivalents, end of period..............   $      --    $ 82,958      $   6,882      $      --       $  89,840
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

Acquisition of Unilab Corporation

     On February 26, 2003, we accepted for payment more than 99% of the outstanding capital stock of Unilab Corporation ("Unilab"), the leading independent clinical laboratory in California. On February 28, 2003, we acquired the remaining shares of Unilab through a merger. In connection with the acquisition, we paid $297 million in cash and issued 7.1 million shares of Quest Diagnostics common stock to acquire all of the outstanding capital stock of Unilab. In addition, we reserved approximately 0.3 million shares of Quest Diagnostics common stock for outstanding stock options of Unilab which were converted upon the completion of the acquisition into options to acquire shares of Quest Diagnostics common stock. See Note 2 to the interim consolidated financial statements for a full discussion of the Unilab acquisition.

     We estimate that we will incur up to $20 million of costs to integrate Quest Diagnostics and Unilab. A significant portion of these costs is expected to require cash outlays and is expected to primarily relate to severance and other integration-related costs through 2005, including the elimination of excess capacity and workforce reductions. These estimates are preliminary and will be subject to revisions as detail integration plans are developed and implemented. To the extent that the costs relate to actions that impact the employees and operations of Unilab, such costs will be accounted for as a cost of the Unilab acquisition and included in goodwill. To the extent that the costs relate to actions that impact Quest Diagnostics' employees and operations, such costs will be accounted for as a charge to earnings in the periods that the related actions are taken. Upon completion of the Unilab integration, we expect to realize approximately $25 million to $30 million of annual synergies and we expect to achieve this annual rate of synergies by the end of 2005.

Results of Operations

     Three and Six Months Ended June 30, 2003 Compared with Three and Six Months Ended June 30, 2002

     Net income for the three months ended June 30, 2003 increased to $120 million from $87 million for the prior year period. For the six months ended June 30, 2003, net income increased to $208 million from $154 million for the prior year period. These increases in earnings were primarily attributable to revenue growth and improved efficiencies generated from our Six Sigma and standardization initiatives. These improvements were partially offset by increases in employee compensation and benefit costs, investments in our information technology strategy and, for the six months ended June 30, 2003, the impact of severe winter weather and the strike by New Jersey physicians during the first quarter of 2003.

     Net Revenues

     Net revenues for the three months ended June 30, 2003 grew by 14.1% over the prior year level, driven by the acquisition of Unilab and by continued strength in average revenue per requisition. Net revenues for the six months ended June 30, 2003 grew by 14.7% over the prior year level and include the results of Unilab for four months and American Medical Laboratories, Incorporated ("AML"), which was acquired on April 1, 2002, for six months. Pro forma revenue growth, assuming that both Unilab and AML had been part of Quest Diagnostics since January 1, 2002, was 3.4% and 3.3% for the three and six months ended June 30, 2003, respectively, compared to the prior year periods.

     For the three and six months ended June 30, 2003, clinical testing volume, measured by the number of requisitions, increased 9.9% and 10.8%, respectively, compared to the prior year periods. The acquisition of Unilab contributed about 12.5% and 9% to the overall volume growth during the three and six months ended June 30, 2003, respectively. The acquisition of AML contributed about 3.5% to the overall volume growth during the six months ended June 30, 2003. Volume for the second quarter of 2003 also reflects the timing of the Easter and Passover holidays, which reduced volume by 1%, compared to the prior year period. Severe winter storms and the New Jersey physicians' strike during the first quarter of 2003, reduced year-to-date volume by approximately 0.8% for the six months ended June 30, 2003, compared to the prior year period. In addition, our drugs-of-abuse testing business, which is most directly impacted by economic conditions, declined during the three and six months ended June 30, 2003, reducing company-wide volume growth by approximately half a percentage point for both periods. The remainder of the volume reduction for the three and six months ended June 30, 2003, is primarily attributable to general economic conditions, which we believe are impacting patient spending behaviors, and reducing utilization of healthcare services.

     Pro forma testing volume, assuming that both Unilab and AML had been part of Quest Diagnostics since January 1, 2002, declined approximately 2.3% and 1.6% for the three and six months ended June 30, 2003, respectively, compared to the prior year periods. The timing of the holidays also reduced pro forma volume in the second quarter of 2003 by 1%. Pro forma testing volume for the three and six months ended June 30, 2003 was impacted by continued economic uncertainty, the severe winter storms and the physicians' strike during the first quarter of 2003 and continued softness in the drugs-of-abuse testing business.

     Average revenue per requisition improved 3.5% and 3.6% for the three and six months ended June 30, 2003, compared to the prior year periods, primarily attributable to a continuing shift in test mix to higher value testing, including gene-based testing, which continued to grow at a rate greater than 20% over the prior year level. In addition, a shift in payer mix contributed a portion of the increase in average revenue per requisition. The inclusion of Unilab's results as of February 28, 2003 reduced average revenue per requisition by approximately 1.5% and 1% for the three and six months ended June 30, 2003, respectively, since Unilab's business has lower revenue per requisition than the rest of our business.

     Operating Costs and Expenses

     Total operating costs for the three and six months ended June 30, 2003 increased $92 million and $203 million, respectively, from the prior year periods primarily due to increases in our clinical testing volume, largely as a result of the Unilab acquisition, employee compensation and benefits, supply costs and depreciation expense; partially offset by a reduction in bad debt expense. Total operating costs for the six months ended June 30, 2003 were also impacted by the AML acquisition. While our cost structure has been favorably impacted by the improved efficiencies generated from our Six Sigma and standardization initiatives, we continue to make investments to enhance our infrastructure to pursue our overall business strategy.

     Cost of services, which includes the costs of obtaining, transporting and testing specimens was 57.6% of net revenues for the three months ended June 30, 2003, decreasing from 59.0% of net revenues in the prior year period. For the six months ended June 30, 2003, cost of services, as a percentage of net revenues, decreased to 58.4% from 58.9% a year ago. These improvements were primarily the result of efficiency gains resulting from our Six Sigma and standardization efforts and the increase in average revenue per requisition. These improvements were partially offset by one-time installation costs of deploying our Internet-based orders and results systems in physicians' offices. The increase in ordering and obtaining test results via our Internet-based systems is improving the initial collection of billing information and generating savings in the cost of billing and bad debt expense, both of which are components of selling, general and administrative expenses. At June 30, 2003, excluding Unilab where our Internet connectivity is not yet available, approximately 20% of our orders and approximately 25% of our test results were Internet-based.

     Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased during the three months ended June 30, 2003 as a percentage of net revenues to 24.3% from 25.9% in the prior year period. For the six months ended June 30, 2003, selling, general and administrative expenses decreased as a percentage of net revenues to 24.9% from 26.6% in the prior year period. These improvements were primarily due to efficiencies from our Six Sigma and standardization efforts, in particular bad debt expense, and the improvement in average revenue per requisition. During the second quarter of 2003, bad debt expense improved to 4.8% of net revenues, compared to 5.2% of net revenues in the prior year period. For the six months ended June 30, 2003, bad debt expense was 4.9% of net revenues, compared to 5.5% of net revenues in the prior year period. The improvement in bad debt expense was principally attributable to the continued progress that we have made in our overall collection experience through process improvements, driven by our Six Sigma and standardization initiatives. The reduction in bad debt as a percentage of net revenues occurred despite the addition of

Unilab, which has higher levels of bad debt than the rest of Quest Diagnostics. These improvements primarily relate to the collection of diagnosis, patient and insurance information necessary to effectively bill for services performed. We believe that our Six Sigma and standardization initiatives will provide additional opportunities to further improve our overall collection experience and cost structure.

     Interest, Net

     Net interest expense for the three and six months ended June 30, 2003 increased from the prior year periods by $2.0 million and $3.2 million, respectively, and was primarily attributable to the amounts borrowed to finance the acquisition of Unilab and to repay substantially all of Unilab's outstanding debt.

     Amortization of Intangible Assets

     Amortization of intangible assets for the three months ended June 30, 2003 was comparable to the prior year period. Amortization of intangible assets for the six months ended June 30, 2003 decreased slightly from the prior year period principally as the result of certain intangible assets becoming fully amortized during the remainder of 2002.

     Other, Net

     "Other, net", which represents income for each of the periods presented, and includes equity earnings from our unconsolidated joint ventures and miscellaneous gains and losses, increased $0.3 million and $2.8 million for the three and six months ended June 30, 2003, respectively, compared to the prior year periods. The increase for the three and six months ended June 30, 2003 reflects investment gains and an increase in equity earnings from our unconsolidated joint ventures in 2003, offset in part by miscellaneous real estate gains and investment losses in 2002. The increase for the six months ended June 30, 2003 also reflects the costs of a contract settlement, which was recorded in 2002.

     Impact of Contingent Convertible Debentures on Diluted Earnings per Common Share

     The if-converted method is used in determining the dilutive effect of our 1 3/4% contingent convertible debentures due 2021 (the "Debentures") in periods when the holders of such securities are permitted to exercise their conversion rights. As of and for the three and six months ended June 30, 2003, the holders of the Debentures did not have the ability to exercise their conversion rights. Had the requirements to allow the holders to exercise their conversion rights been met and the Debentures remained outstanding for the entire period, diluted earnings per common share would have been reduced by approximately 2% during the three and six months ended June 30, 2003. See Note 12 to the Consolidated Financial Statements contained in our 2002 Annual Report on Form 10-K for a further discussion of the Debentures.

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

     At June 30, 2003 and December 31, 2002, the fair value of our debt was estimated at approximately $1.2 billion and $899 million, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At June 30, 2003 and December 31, 2002, the estimated fair value exceeded the carrying value of the debt by approximately $90 million and $77 million, respectively. An assumed 10% increase in interest rates (representing approximately 50 and 60 basis points at June 30, 2003 and December 31, 2002, respectively) would potentially reduce the estimated fair value of our debt by approximately $18 million and $21 million at June 30, 2003 and December 31, 2002, respectively.

     The Debentures have a contingent interest component that will require us to pay contingent interest based on certain thresholds, as outlined in the indenture governing the Debentures. The contingent interest component, which is more fully described in Note 12 to the Consolidated Financial Statements contained in our 2002 Annual Report on Form 10-K, is considered to be a derivative instrument subject to Statement of Financial Accounting Standards ("SFAS") No. 133,

"Accounting for Derivative Instruments and Hedging Activities", as amended. As such, the derivative was recorded at its fair value in the consolidated balance sheet and was not material at June 30, 2003 and December 31, 2002.

     Borrowings under our unsecured revolving credit facility under our credit agreement, our term loan and our secured receivables credit facility are subject to variable interest rates, unless fixed through interest rate swap or other agreements. Interest rates on our unsecured revolving credit facility and term loan are subject to a pricing schedule that can fluctuate over a range of up to 80 basis points, based on changes in our credit rating. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit rating. As of June 30, 2003, our borrowing rate for LIBOR-based loans was LIBOR plus 1.1875%. At June 30, 2003, there was $323 million outstanding under our term loan and there were no borrowings outstanding under our unsecured revolving credit facility or secured receivables credit facility.

     Based on our net exposure to interest rate changes, an assumed 10% change in interest rates on our variable rate indebtedness (representing approximately 15 basis points) would impact annual net interest expense by approximately $0.4 million, assuming no changes to the debt outstanding at June 30, 2003.

Liquidity and Capital Resources

     Cash and Cash Equivalents

     Cash and cash equivalents at June 30, 2003 totaled $88 million, compared to $97 million at December 31, 2002. Cash flows from operating activities in 2003 provided cash of $228 million, which along with cash flows from financing activities of $85 million, were used to fund investing activities, which required cash of $321 million. Cash and cash equivalents at June 30, 2002 totaled $90 million, a decrease of $32 million from December 31, 2001. Cash flows from operating activities in 2002 provided cash of $218 million, which along with cash flows from financing activities of $158 million, were used to fund investing activities, which required cash of $408 million.

     Cash Flows From Operating Activities

     Net cash provided by operating activities for the six months ended June 30, 2003 was $228 million compared to $218 million in the prior year period. This increase was primarily due to improved operating performance and efficiencies in our billing and collection processes, partially offset by an increase in income tax payments and a decrease in the tax benefits realized associated with the exercise of employee stock options. Days sales outstanding, a measure of billing and collection efficiency, improved to 47 days at June 30, 2003 from 52 days at June 30, 2002.

     Cash Flows From Investing Activities

     Net cash used in investing activities for the six months ended June 30, 2003 was $321 million, consisting primarily of acquisition and related transaction costs of $237 million to acquire the outstanding capital stock of Unilab, and capital expenditures of $76 million. The acquisition and related transaction costs included the cash portion of the Unilab purchase price of $297 million and approximately $12 million of transaction costs paid in 2003, partially offset by $72 million of cash acquired from Unilab. Net cash used in investing activities for the six months ended June 30, 2002 was $408 million, consisting primarily of acquisition and related costs of $334 million to acquire the outstanding voting stock of AML, and capital expenditures of $83 million.

     Cash Flows From Financing Activities

     Net cash provided by financing activities for the six months ended June 30, 2003 was $85 million, consisting primarily of $450 million of borrowings under our term loan facility, partially offset by debt repayments totaling $355 million. Borrowings under our term loan facility were used to finance the cash portion of the purchase price and related transaction costs associated with the acquisition of Unilab, and to repay $220 million of debt, representing substantially all of Unilab's then existing outstanding debt, and related accrued interest. Of the $220 million, $124 million represents payments related to our cash tender offer which was completed on March 7, 2003, for all of the outstanding $100.8 million principal amount of Unilab's 12 3/4% Senior Subordinated Notes due 2009 and $23 million of related tender premium and associated tender offer costs. The remaining debt repayments in 2003 consisted primarily of $127 million of repayments under our term loan facility and a $6 million capital lease repayment. During the six months ended June 30, 2003, we repurchased $10 million of our common stock.

     Net cash provided by financing activities for the six months ended June 30, 2002 was $158 million, consisting primarily of the net cash activity associated with our acquisition of AML and proceeds from the exercise of stock options. AML's all-cash purchase price of approximately $335 million and related transaction costs, together with the repayment of approximately $150 million of acquired AML debt and accrued interest was financed by us with cash on-hand and $300 million of borrowings under our existing secured receivables credit facility and $175 million of borrowings under our existing unsecured revolving credit facility. During the second quarter of 2002, we repaid all of the $175 million borrowed under our unsecured revolving credit facility.

     Dividend Policy

     We have never declared or paid cash dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

     Share Repurchase Plan

     In May 2003, our Board of Directors authorized a share repurchase program, which permits us to purchase up to $300 million of our common stock. Cumulative purchases under the program through June 30, 2003 totaled $10 million. We expect to fund the share repurchase program through cash flows from operations and we expect to increase the rate of share repurchases under the program during the second half of 2003. We do not expect the share repurchase program to have a material impact on our ability to finance future growth.

     Contractual Obligations and Commitments

     A description of the terms of our indebtedness, related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 12 to the Consolidated Financial Statements in our 2002 Annual Report on Form 10-K. A discussion of our acquisition of Unilab, including the terms of our term loan facility used to finance the acquisition of Unilab and repayment of substantially all of Unilab's outstanding debt, is contained in Note 2 to the interim consolidated financial statements. On June 27, 2003, we extended the expiration date of the back-up facilities of our secured receivables credit facility from July 21, 2003 to April 21, 2004. A discussion and analysis regarding our minimum rental commitments under noncancelable operating leases, noncancelable commitments to purchase products or services, and reserves with respect to insurance claims at December 31, 2002 is contained in Note 17 to the Consolidated Financial Statements in our 2002 Annual Report on Form 10-K. See Note 4 to the interim consolidated financial statements for information regarding the status of our remaining contractual obligations and commitments, including billing-related claims.

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

     Unconsolidated Joint Ventures

     At June 30, 2003 and December 31, 2002, we had investments in unconsolidated joint ventures in Phoenix, Arizona; Indianapolis, Indiana; Dayton, Ohio; and Chesapeake, Virginia, which are accounted for under the equity method of accounting. We believe that our transactions with our joint ventures are conducted at arm's length, reflecting current market conditions and pricing. Total net revenues of our unconsolidated joint ventures, on a combined basis, are less than 6% of our consolidated net revenues. Total assets associated with our unconsolidated joint ventures are less than 3% of our consolidated total assets. We have no material unconditional obligations or guarantees to, or in support of, our unconsolidated joint ventures and their operations.

     Requirements and Capital Resources

     We estimate that we will invest approximately $170 million to $180 million during 2003 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades. Other than the reduction for outstanding letters of credit, which approximated $42 million at June 30, 2003, all of the $325 million revolving credit facility under the credit agreement and all of the $250 million secured receivables credit facility remained available to us for future borrowing at June 30, 2003.

     We believe that cash from operations and our borrowing capacity under our unsecured revolving credit facility and secured receivables credit facility will provide sufficient financial flexibility to meet seasonal working capital requirements and to fund capital expenditures, debt service requirements and additional growth opportunities for the foreseeable future, exclusive of any potential temporary impact of the Health Insurance Portability and Accountability Act of 1996, as discussed below. Improvements in our industry and in particular our financial performance have resulted in improvements to our credit ratings from both Standard & Poor's and Moody's Investor Services. Our investment grade credit ratings have had a favorable impact on our cost of and access to capital. We believe that our improved financial performance should provide us with access to additional financing, if necessary, to fund growth opportunities that cannot be funded from existing sources.

Health Insurance Portability and Accountability Act of 1996

     The Secretary of the Department of Human Health and Services, or HHS, has issued final regulations under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), designed to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in health care transactions while protecting the privacy and security of the information exchanged. Three principal regulations have been issued: privacy regulations, security regulations, and standards for electronic transactions.

     We implemented the HIPAA privacy regulations by April 2003, as required, and are evaluating the costs of enhancing our systems and procedures when necessary to comply with the security regulations by the compliance deadline of April 20, 2005.

     The HIPAA transaction regulations provide uniform standards for electronic transactions and code sets, including the code set used for billing and electronic transactions for claims, remittance advices, enrollment, and eligibility. Payers were supposed to be ready to test with providers beginning April 16, 2003. We are testing claims submissions with many of our payers, but many payers are behind in being ready to test. It is unlikely that all payers will be ready by the compliance deadline of October 16, 2003.

     There is a divergence of interpretation on how the new standards for electronic transactions are to be implemented such as whether payers may require us to provide information we may not readily obtain from physicians today (for example certain demographic information not usually provided by physicians). In addition, it is possible that providers may have to bill some payers using paper claims until such payers are ready to implement the new requirements. As a result, we could face increased costs and complexity, as well as a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues. We are working closely with our payers and our trade association to present issues and problems as they arise to the proper regulators and standards setting organizations. The Centers for Medicare and Medicaid Services (CMS) issued Guidance on July 24, 2003 that it will not penalize a covered entity for post-implementation date transactions that are not fully compliant with the transactions standards, if the covered entity can demonstrate its good faith efforts to comply with the standards. CMS' stated purpose for this flexible enforcement position is to "permit health plans to mitigate unintended adverse effects on covered entities' cash flow and business operations during the transition to the standards, as well as on the availability and quality of patient care." Quest Diagnostics is working with its payers in good faith to reach agreement on each payer's data requirements and to test claims submissions, while, at the same time, developing contingency plans to minimize the potential impact in the event payers are not ready. At this time, we cannot estimate the potential impact of implementing the HIPAA transaction standards.

Impact of New Accounting Standards

     In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity".

     The impact of the above referenced accounting standards is discussed in
Note 1 to the interim consolidated financial statements.

Forward-Looking Statements

     Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "estimate", "anticipate", "plan" or "continue". These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could significantly cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the "Litigation Reform Act") provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation.

     We would like to take advantage of the "safe harbor" provisions of the Litigation Reform Act in connection with the forward-looking statements included in this document. The risks and other factors that could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements may include, but are not limited to, unanticipated expenditures, changing relationships with customers, payers, suppliers and strategic partners, competitive environment, changes in government regulations, conditions of the economy and other factors described in our 2002 Annual Report on Form 10-K and subsequent filings.

Item 4. Controls and Procedures

(a) Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

(b) During the quarterly period covered by this report, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 4 to the interim consolidated financial statements for information regarding the status of government investigations and private claims.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The annual meeting of stockholders of the Company was held on May 13, 2003. At the meeting the matters described below were approved by the stockholders.

(b-c) The following nominees for the office of director were elected for terms expiring at the 2006 annual meeting of stockholders, by the following votes:

                                For        Withheld
                             ----------   ---------
     James F. Flaherty III   93,134,122   1,182,576
     Kenneth W. Freeman      92,408,602   1,908,096
     Gail R. Wilensky        93,143,354   1,173,344
     John B. Ziegler         93,043,395   1,273,303

     The following persons continue as directors:

     Kenneth D. Brody
     William F. Buehler
     Mary A. Cirillo
     William R. Grant
     Rosanne Haggerty
     Surya N. Mohapatra
     Dan C. Stanzione

     The appointment of the PricewaterhouseCoopers LLP as independent accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2003, was approved by the following number of stockholder votes for, against, and abstained:

          For: 91,975,247    Against: 1,636,188    Abstained: 705,263

     The Senior Management Incentive Plan was approved by the following number of stockholder votes for, against, and abstained:

          For: 83,870,530    Against: 8,191,360    Abstained: 2,254,808

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     10.1 Amendment No. 6 to the Amended and Restated Credit and Security Agreement dated as of June 27, 2003 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Initial Servicer, each of the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent

     10.2 The Quest Diagnostics Incorporated Amended and Restated Deferred Compensation Plan For Directors

     10.3 Quest Diagnostics Incorporated Procedures for the Exercise of Designated Options by Covered Employees

     10.4 Quest Diagnostics Incorporated 1999 Employee Equity Participation Program, as amended as of July 31, 2003

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C.
          'SS' 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C.
          'SS' 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Report on Form 8-K filed during the second quarter of 2003:

     On May 1, 2003, the Company filed an amended current report on Form 8-K (Date of Report: February 26, 2003) reporting under Item 2 on the acquisition of the outstanding capital stock of Unilab Corporation.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 31, 2003

Quest Diagnostics Incorporated


By /s/ Kenneth W. Freeman
   ------------------------------
       Kenneth W. Freeman
       Chairman of the Board and
       Chief Executive Officer


By /s/ Robert A. Hagemann
   ------------------------------
       Robert A. Hagemann
       Vice President and
       Chief Financial Officer

                          STATEMENT OF DIFFERENCES
                          ------------------------

 The section symbol shall be expressed as............................... 'SS'