Form 10-Q
period 2003-09-30
QUEST DIAGNOSTICS INC
filed 2003-10-31
CIK 1022079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2003
                         Commission file number 1-12215

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

As of October 28, 2003, there were outstanding 103,953,001 shares of the registrant's common stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

                                                                                     Page
                                                                                     ----
Item 1.   Financial Statements

          Index to consolidated financial statements filed as part of this report:

          Consolidated Statements of Operations for the
             Three and Nine Months Ended September 30, 2003 and 2002                   2

          Consolidated Balance Sheets as of
             September 30, 2003 and December 31, 2002                                  3

          Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 2003 and 2002                             4

          Notes to Consolidated Financial Statements                                   5

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations

          Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                      19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          See Item 2. "Management's Discussion and Analysis of Financial Condition
             and Results of Operations"                                               26

Item 4.   Controls and Procedures

          Controls and Procedures                                                     26

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                      (in thousands, except per share data)
                                   (unaudited)

                                                        Three Months Ended         Nine Months Ended
                                                           September 30,             September 30,
                                                      -----------------------   -----------------------
                                                         2003         2002         2003         2002
                                                      ----------   ----------   ----------   ----------
Net revenues ......................................   $1,221,221   $1,058,714   $3,533,953   $3,074,286
                                                      ----------   ----------   ----------   ----------

Operating costs and expenses:
Cost of services ..................................      711,180      625,075    2,062,401    1,813,071
Selling, general and administrative ...............      292,413      272,587      867,674      807,811
Amortization of intangible assets .................        2,055        2,023        6,146        6,243
Other operating (income) expense, net .............       (1,950)       1,074       (1,717)       2,901
                                                      ----------   ----------   ----------   ----------
   Total operating cost and expenses ..............    1,003,698      900,759    2,934,504    2,630,026
                                                      ----------   ----------   ----------   ----------

Operating income ..................................      217,523      157,955      599,449      444,260

Other income (expense):
Interest expense, net .............................      (14,472)     (13,388)     (45,247)     (40,979)
Minority share of income ..........................       (4,607)      (3,661)     (12,825)     (11,481)
Equity earnings in unconsolidated joint ventures ..        4,371        3,834       12,981       11,762
Other income (expense), net .......................          (62)       1,405          594        1,578
                                                      ----------   ----------   ----------   ----------
   Total non-operating expenses, net...............      (14,770)     (11,810)     (44,497)     (39,120)
                                                      ----------   ----------   ----------   ----------

Income before taxes ...............................      202,753      146,145      554,952      405,140
Income tax expense ................................       82,729       59,528      226,480      164,683
                                                      ----------   ----------   ----------   ----------
Net income ........................................   $  120,024   $   86,617   $  328,472   $  240,457
                                                      ==========   ==========   ==========   ==========

=======================================================================================================

Basic earnings per common share:
Net income ........................................   $     1.15   $     0.89   $     3.18   $     2.50

Weighted average common shares
   outstanding - basic ............................      104,787       96,900      103,291       96,238

=======================================================================================================

Diluted earnings per common share:
Net income ........................................   $     1.12   $     0.87   $     3.10   $     2.41

Weighted average common shares
   outstanding - diluted ..........................      107,278       99,712      105,804       99,772

        The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                  September 30,   December 31,
                                                                                      2003            2002
                                                                                  -------------   ------------
Assets
Current assets:
Cash and cash equivalents .....................................................     $   91,068     $   96,777
Accounts receivable, net of allowance of $211,922 and $193,456 at
   September 30, 2003 and December 31, 2002, respectively .....................        643,840        522,131
Inventories ...................................................................         68,424         60,899
Deferred income taxes .........................................................        115,665        102,700
Prepaid expenses and other current assets .....................................         53,005         41,936
                                                                                    ----------     ----------
   Total current assets .......................................................        972,002        824,443
Property, plant and equipment, net ............................................        592,099        570,149
Goodwill ......................................................................      2,518,683      1,788,850
Intangible assets, net ........................................................         17,694         22,083
Deferred income taxes .........................................................         57,201         29,756
Other assets ..................................................................        103,087         88,916
                                                                                    ----------     ----------
Total assets ..................................................................     $4,260,766     $3,324,197
                                                                                    ==========     ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses .........................................     $  617,260     $  609,945
Short-term borrowings and current portion of long-term debt ...................         56,290         26,032
                                                                                    ----------     ----------
   Total current liabilities ..................................................        673,550        635,977
Long-term debt ................................................................      1,065,141        796,507
Other liabilities .............................................................        140,715        122,850
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share; 300,000 shares authorized;
   106,101 and 97,963 shares issued at September 30, 2003 and
   December 31, 2002, respectively ............................................          1,061            980
Additional paid-in capital ....................................................      2,238,199      1,817,511
Retained earnings (accumulated deficit) .......................................        287,700        (40,772)
Unearned compensation .........................................................         (3,604)        (3,332)
Accumulated other comprehensive loss ..........................................           (662)        (5,524)
Treasury stock, at cost; 2,355 shares at September 30, 2003 ...................       (141,334)            --
                                                                                    ----------     ----------
   Total stockholders' equity .................................................      2,381,360      1,768,863
                                                                                    ----------     ----------
Total liabilities and stockholders' equity ....................................     $4,260,766     $3,324,197
                                                                                    ==========     ==========

        The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                 (in thousands)
                                   (unaudited)

                                                                               2003        2002
                                                                            ---------   ----------
Cash flows from operating activities:
Net income ..............................................................   $ 328,472   $ 240,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization ...........................................     113,500      96,697
Provision for doubtful accounts .........................................     172,102     164,892
Deferred income tax provision ...........................................      16,589      18,046
Minority share of income ................................................      12,825      11,481
Stock compensation expense ..............................................       4,093       6,829
Tax benefits associated with stock-based compensation plans .............      17,880      41,307
Other, net ..............................................................      (1,791)     (6,003)
Changes in operating assets and liabilities:
   Accounts receivable ..................................................    (231,991)   (170,047)
   Accounts payable and accrued expenses ................................     (67,359)    (40,808)
   Integration, settlement and other special charges ....................     (13,769)    (26,469)
   Income taxes payable .................................................      43,707      21,569
   Other assets and liabilities, net ....................................       6,255      (8,024)
                                                                            ---------   ---------
Net cash provided by operating activities ...............................     400,513     349,927
                                                                            ---------   ---------

Cash flows from investing activities:
Business acquisitions, net of cash acquired .............................    (237,538)   (333,512)
Capital expenditures ....................................................    (121,690)   (118,403)
Increase in investments and other assets ................................     (11,450)     (4,450)
Proceeds from disposition of assets .....................................       9,034       5,919
Collection of note receivable ...........................................          --      10,660
                                                                            ---------   ---------
Net cash used in investing activities ...................................    (361,644)   (439,786)
                                                                            ---------   ---------

Cash flows from financing activities:
Proceeds from borrowings ................................................     450,000     475,237
Repayments of debt ......................................................    (372,806)   (408,842)
Purchases of treasury stock .............................................    (124,081)         --
Exercise of stock options ...............................................      16,773      24,251
Distributions to minority partners ......................................     (10,580)     (9,071)
Financing costs paid ....................................................      (4,227)         --
Other ...................................................................         343        (194)
                                                                            ---------   ---------
Net cash (used in) provided by financing activities .....................     (44,578)     81,381
                                                                            ---------   ---------

Net change in cash and cash equivalents .................................      (5,709)     (8,478)

Cash and cash equivalents, beginning of period ..........................      96,777     122,332
                                                                            ---------   ---------

Cash and cash equivalents, end of period ................................   $  91,068   $ 113,854
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

          Basis of Presentation

          The interim consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2002 Annual Report on Form 10-K. Certain amounts reported in the Company's consolidated statements of operations for the three and nine months ended September 30, 2002 have been reclassified to conform to the 2003 presentation.

          Earnings Per Share

          Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. The if-converted method is used in determining the dilutive effect of the Company's 1 3/4% contingent convertible debentures in periods when the holders of such securities are permitted to exercise their conversion rights. Potentially dilutive common shares include outstanding stock options and restricted common shares granted under the Company's Employee Equity Participation Program. These dilutive securities increased the weighted average number of common shares outstanding by
2.5 million shares for both the three and nine months ended September 30, 2003. For the three and nine months ended September 30, 2002, these dilutive securities increased the weighted average number of common shares outstanding by
2.8 million and 3.5 million shares, respectively.

          Stock-Based Compensation

          The Company has chosen to adopt the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under this approach, the cost of restricted stock awards is expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense. Stock-based compensation expense recorded in accordance with APB 25, related to restricted stock awards, was $1.2 million and $1.9 million for the three months ended September 30, 2003 and 2002, respectively, and $4.1 million and $6.8 million for the nine months ended September 30, 2003 and 2002, respectively.

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

          The following table presents net income and basic and diluted earnings per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discount granted for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148:

                                                        Three Months Ended    Nine Months Ended
                                                           September 30,        September 30,
                                                       -------------------   -------------------
                                                         2003       2002       2003       2002
                                                       --------   --------   --------   --------
Net income:
Net income, as reported.............................   $120,024   $ 86,617   $328,472   $240,457
Add: Stock-based compensation under APB 25..........      1,217      1,876      4,093      6,829
Deduct: Total stock-based compensation expense
   determined under fair value method for all
   awards, net of related tax effects...............    (12,215)   (12,108)   (40,144)   (35,014)
                                                       --------   --------   --------   --------
Pro forma net income................................   $109,026   $ 76,385   $292,421   $212,272
                                                       ========   ========   ========   ========
Earnings per common share:
Basic - as reported.................................   $   1.15   $   0.89   $   3.18   $   2.50
                                                       --------   --------   --------   --------
Basic - pro forma...................................   $   1.04   $   0.79   $   2.83   $   2.21
                                                       --------   --------   --------   --------

Diluted - as reported...............................   $   1.12   $   0.87   $   3.10   $   2.41
                                                       --------   --------   --------   --------
Diluted - pro forma.................................   $   1.03   $   0.77   $   2.80   $   2.13
                                                       --------   --------   --------   --------

          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       Three Months Ended   Nine Months Ended
                                                          September 30,       September 30,
                                                       ------------------   -----------------
                                                          2003   2002          2003   2002
                                                          ----   ----          ----   ----
Dividend yield .....................................       0.0%   0.0%          0.0%   0.0%
Risk-free interest rate ............................       3.3%   3.8%          2.8%   4.2%
Expected volatility ................................      48.1%  46.2%         48.1%  45.2%
Expected holding period, in years ..................         5      5             5      5

          New Accounting Standards

          In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt" ("SFAS 4"), SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers" ("SFAS 44") and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("SFAS 64") and amends SFAS No. 13, "Accounting for Leases" ("SFAS 13"). This statement updates, clarifies and simplifies existing accounting pronouncements. As a result of rescinding SFAS 4 and SFAS 64, the criteria in APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", is used to classify gains and losses from extinguishment of debt. SFAS 44 was no longer necessary because the transitions under the Motor Carrier Act of 1980 were completed. SFAS 13 was amended to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and makes technical corrections to existing pronouncements. The provisions of SFAS 145 are effective for fiscal years beginning after May 15, 2002. The Company's adoption of SFAS 145 effective January 1, 2003, did not have a material impact on the Company's results of operations or financial position.

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

          In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. On October 8, 2003, the FASB deferred the implementation date for FIN 46 as it relates to variable interest entities that existed prior to February 1, 2003. The consolidation requirements of FIN 46 will apply to variable interest entities that existed prior to February 1, 2003 in financial statements issued for periods ending after December 15, 2003 (December 31, 2003 for the Company). Also, certain disclosure requirements apply to all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

          In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS 149"), which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149, effective July 1, 2003, did not have a material impact on the Company's results of operations or financial position.

          In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company's adoption of the initial recognition and initial measurement provisions of SFAS 150, effective June 1, 2003, did not have a material impact on the Company's results of operations or financial position.

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

          The aggregate purchase price of $698 million included the cash portion of the purchase price of $297 million and transaction costs of approximately $20 million, with the remaining portion of the purchase price paid through the issuance of 7.1 million shares of Quest Diagnostics common stock (valued at $372 million or $52.80 per share, based on the average closing stock price of Quest Diagnostics common stock for the five trading days ended March 4, 2003) and the issuance of approximately 0.3 million converted options (valued at approximately $9 million, based on the Black Scholes option-pricing model). Of the total transaction costs incurred, approximately $8 million was paid during fiscal 2002.

          In conjunction with the acquisition of Unilab, the Company repaid $220 million of debt, representing substantially all of Unilab's then existing outstanding debt, and related accrued interest. Of the $220 million, $124 million represents payments related to the Company's cash tender offer, which was completed on March 7, 2003, for all of the outstanding $101 million principal amount and related accrued interest of Unilab's 12 3/4% Senior Subordinated Notes due 2009 and $23 million of related tender premium and associated tender offer costs.

          The Company financed the cash portion of the purchase price and related transaction costs, and the repayment of substantially all of Unilab's outstanding debt and related accrued interest, with the proceeds from a new $450 million amortizing term loan facility (the "term loan") and cash on-hand. The term loan carries interest at LIBOR plus an applicable margin that can fluctuate over a range of up to 80 basis points, based on changes in the Company's credit rating. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to 180 days. Interest on any outstanding amounts not covered under the LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of September 30, 2003, the Company's borrowing rate for LIBOR-based loans was LIBOR plus 1.1875%. The term loan requires principal repayments of the initial amount borrowed equal to 16.25%, 20%, 20%, 21.25% and 22.5% in years one through five, respectively. The term loan is guaranteed by each of the Company's wholly owned subsidiaries that operate clinical laboratories in the United States. The term loan contains various covenants including the maintenance of certain financial ratios, which could impact the Company's ability to, among other things, incur additional indebtedness, repurchase shares of its outstanding common stock, make additional investments and consummate acquisitions. Through September 30, 2003, the Company has repaid $127 million of principal under the term loan.

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

          In connection with the acquisition of Unilab, as part of a settlement agreement with the United States Federal Trade Commission, the Company entered into an agreement to sell to Laboratory Corporation of America Holdings, Inc., ("LabCorp"), certain assets in northern California, including the assignment of agreements with four independent physician associations ("IPA") and leases for 46 patient service centers (five of which also serve as rapid response laboratories) for $4.5 million (the "Divestiture"). Approximately $27 million in annual net revenues are generated by capitated fees under the IPA contracts and associated fee for service testing for physicians whose patients use these patient service centers, as well as from specimens received directly from the IPA physicians. The Company completed the transfer of assets and assignment of the

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

IPA agreements to LabCorp during the third quarter of 2003. A gain of $1.5 million was recognized in the third quarter of 2003 in connection with the Divestiture.

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

                                        Estimated Fair
                                         Values as of
                                      February 28, 2003
                                      -----------------
Current assets.....................        $188,221
Property, plant and equipment......          11,282
Goodwill...........................         733,645
Other assets.......................          44,351
                                           --------
   Total assets acquired...........         977,499
                                           --------
Current liabilities................          55,468
Long-term liabilities..............           3,119
Long-term debt.....................         221,291
                                           --------
   Total liabilities assumed.......         279,878
                                           --------
   Net assets acquired.............        $697,621
                                           ========

          Based on management's review of the net assets acquired and consultations with third-party valuation specialists, no intangible assets meeting the criteria under SFAS No. 141, "Business Combinations", were identified. Of the $734 million allocated to goodwill, approximately $85 million is expected to be deductible for tax purposes.

          The following unaudited pro forma combined financial information for the three months ended March 31, 2003, and for the nine months ended September 30, 2003 assumes that Unilab was acquired on January 1, 2003 (in thousands, except per share data):


                                                                   Three Months Ended            Nine Months
                                                          -------------------------------------     Ended
                                                           March 31,    June 30,   September 30,  September 30,
                                                             2003         2003         2003          2003
                                                          ----------   ----------  ------------  -------------
                                                           Pro forma   Historical   Historical    Pro forma
Net revenues ..........................................   $1,167,226   $1,219,935   $1,221,221   $3,608,382

Net income ............................................       97,156      120,412      120,024      337,592

Basic earnings per common share:
Net income ............................................   $     0.93   $     1.15   $     1.15   $     3.22

Weighted average common shares outstanding - basic.....      104,583      105,049      104,787      104,807

Diluted earnings per common share:
Net income ............................................   $     0.91   $     1.12   $     1.12   $     3.15

Weighted average common shares outstanding - diluted...      107,036      107,677      107,278      107,333

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

          The following unaudited pro forma combined financial information for the each of the quarters and the nine months ended September 30, 2002 assumes that Unilab and American Medical Laboratories, Incorporated, ("AML"), which the Company acquired on April 1, 2002, were acquired on January 1, 2002 (in thousands, except per share data):


                                                                Three Months Ended              Nine Months
                                                     ---------------------------------------       Ended
                                                      March 31,    June 30,    September 30,   September 30,
                                                        2002         2002          2002            2002
                                                     ----------   ----------   -------------   -------------
                                                      Pro forma    Pro forma     Pro forma        Pro forma
Net revenues .....................................   $1,131,226   $1,180,232     $1,171,437      $3,482,895

Net income .......................................       75,759       98,894        100,311         274,964

Basic earnings per common share:
Net income .......................................   $     0.74   $     0.96     $     0.96      $     2.66

Weighted average common shares outstanding - basic      102,476      103,447        103,954         103,293

Diluted earnings per common share:
Net income .......................................   $     0.71   $     0.92     $     0.94      $     2.57

Weighted average common shares outstanding -
   diluted .......................................      106,448      107,453        106,838         106,913

          The pro forma combined financial information presented above reflects certain reclassifications to the historical financial statements of Unilab and AML to conform the acquired companies' accounting policies and classification of certain costs and expenses to that of Quest Diagnostics. These adjustments had no impact on pro forma net income. No adjustment has been made to the pro forma combined financial information to reflect the impact of the Divestiture, which would not have a material impact on Quest Diagnostics' financial condition, results of operations or cash flow. Pro forma results for the three months ended March 31, 2003 exclude $14.5 million of direct transaction costs, which were incurred and expensed by Unilab in conjunction with its acquisition by Quest Diagnostics. Pro forma results for the three months ended June 30, 2002 and September 30, 2002 exclude $14.5 million and $4.5 million, respectively, of direct transaction costs, which were incurred and expensed by AML and Unilab, respectively, in conjunction with their acquisitions by Quest Diagnostics.

3.   GOODWILL AND INTANGIBLE ASSETS

          The changes in the carrying amount of goodwill for the period ended September 30, 2003 and for the year ended December 31, 2002 are as follows:

                                                 September 30,   December 31,
                                                     2003            2002
                                                 -------------   ------------
Balance at beginning of period ...............     $1,788,850     $1,351,123
Goodwill acquired during the period ..........        729,833        437,727
                                                   ----------     ----------
Balance at end of period .....................     $2,518,683     $1,788,850
                                                   ==========     ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

          Intangible assets at September 30, 2003 and December 31, 2002 consisted of the following:

                      Weighted             September 30, 2003                   December 31, 2002
                       Average     ---------------------------------   --------------------------------
                    Amortization             Accumulated                          Accumulated
                       Period        Cost    Amortization      Net       Cost    Amortization     Net
                                   -------   ------------   --------   -------   ------------   -------
Non-compete
   agreements....      5 years     $44,862     $(36,522)     $ 8,340   $44,482     $(32,268)    $12,214
Customer lists...     15 years      42,035      (35,114)       6,921    41,301      (33,751)      7,550
Other............     10 years       4,925       (2,492)       2,433     4,580       (2,261)      2,319
                                   -------     --------      -------   -------     --------     -------
   Total.........     10 years     $91,822     $(74,128)     $17,694   $90,363     $(68,280)    $22,083
                                   =======     ========      =======   =======     ========     =======

          Amortization expense related to intangible assets was $2,055 and $2,023 for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, amortization expense related to intangible assets was $6,146 and $6,243, respectively.

          The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2003 is as follows:

 Fiscal Year Ending
    December 31,
--------------------
Remainder of 2003...   $ 1,933
2004................     6,450
2005................     2,941
2006................     1,712
2007................       928
2008................       754
Thereafter..........     2,976
                       -------
  Total.............   $17,694
                       =======

4.   COMMITMENTS AND CONTINGENCIES

          The Company has standby letters of credit issued under its unsecured revolving credit facility to ensure its performance or payment to third parties, which amounted to $50 million and $33 million at September 30, 2003 and December 31, 2002, respectively. The letters of credit, which are renewed annually, primarily represent collateral for current and future automobile liability and workers' compensation loss payments.

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

          Although management believes that established reserves for both indemnified and non-indemnified claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial position.

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

5.   STOCKHOLDERS' EQUITY

          Changes in stockholders' equity for the nine months ended September 30, 2003 were as follows:

                                                       Retained                     Accumulated
                                        Additional     Earnings                        Other
                               Common     Paid-In    (Accumulated     Unearned     Comprehensive    Treasury   Comprehensive
                                Stock     Capital       Deficit)    Compensation    Income(Loss)      Stock        Income
                               ---------------------------------------------------------------------------------------------
Balance,
   December 31, 2002........   $  980   $1,817,511     $(40,772)      $(3,332)        $(5,524)     $      --
Net income..................                            328,472                                                   $328,472
Other comprehensive income..                                                            4,862                        4,862
                                                                                                                  --------
   Comprehensive income.....                                                                                      $333,334
Shares issued to acquire                                                                                          ========
   Unilab (7,055 common
   shares)..................       71      372,393
Fair value of Unilab
   converted options........                 8,452
Issuance of common stock
   under benefit plans (329
   common shares)...........        3       14,527                     (4,365)
Exercise of options (928
   common shares)...........        9       16,764
Shares to cover employee
   payroll tax withholdings
   on stock issued under
   benefit plans (174
   common shares)...........       (2)      (9,328)
Tax benefits associated with
   stock-based compensation
   plans....................                17,880
Amortization of unearned
   compensation.............                                            4,093
Purchases of treasury stock
   (2,355 common shares)....                                                                        (141,334)
                               ------------------------------------------------------------------------------
Balance,
   September 30, 2003.......   $1,061   $2,238,199     $287,700       $(3,604)         $ (662)     $(141,334)
                               ==============================================================================

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

          During the nine months ended September 30, 2003, 174 thousand shares were surrendered to cover employee payroll tax withholdings related to the vesting of restricted stock. For reporting purposes, these shares were accounted for as treasury shares and were immediately retired.

          In May 2003, the Company's Board of Directors authorized a share repurchase program, which permits the Company to purchase up to $300 million of its common stock. In October 2003, the Company's Board of Directors increased the share repurchase authorization by an additional $300 million. Through September 30, 2003, the Company has repurchased 2.4 million shares of its common stock at an average price of $60.00 per share for a total of $141 million. At September 30, 2003, $17 million of the purchases had not been settled and as such are not included in "cash flows from financing activities" on the consolidated statement of cash flows.

          Changes in stockholders' equity for the nine months ended September 30, 2002 were as follows:

                                                                                              Accumulated
                                                   Additional                                    Other
                                          Common     Paid-In    Accumulated      Unearned    Comprehensive    Comprehensive
                                           Stock     Capital      Deficit     Compensation   Income (Loss)       Income
                                          ---------------------------------------------------------------------------------
Balance,
   December 31, 2001...................    $960    $1,714,676    $(362,926)     $(13,253)      $(3,470)
Net income.............................                            240,457                                      $240,457
Other comprehensive income.............                                                            633               633
                                                                                                                --------
   Comprehensive income................                                                                         $241,090
Issuance of common stock under                                                                                  ========
   benefit plans (373 common shares)...       4        27,364
Exercise of options (1,341 common
   shares).............................      13        24,238
Tax benefits associated with
   stock-based compensation plans......                41,307
Amortization of unearned
   compensation........................                                            7,723
                                           ------------------------------------------------------------
Balance,
   September 30, 2002..................    $977    $1,807,585    $(122,469)     $ (5,530)      $(2,837)
                                           ============================================================

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

6.   SUPPLEMENTAL CASH FLOW & OTHER DATA

                                                Three Months Ended    Nine Months Ended
                                                   September 30,        September 30,
                                               -------------------   -------------------
                                                 2003       2002       2003       2002
                                               --------   --------   --------   --------
Depreciation expense........................   $ 36,473   $ 30,859   $107,354   $ 90,454

Interest expense............................    (14,580)   (14,115)   (45,758)   (42,751)
Interest income.............................        108        727        511      1,772
                                               --------   --------   --------   --------
Interest expense, net.......................    (14,472)   (13,388)   (45,247)   (40,979)

Interest paid...............................     22,455     21,720     55,000     52,224
Income taxes paid...........................     49,637     44,016    150,267     82,776

Businesses acquired:
Fair value of assets acquired...............   $  1,129   $  9,593   $978,995   $559,540
Fair value of liabilities assumed...........      1,129      9,593    280,639    214,083

Non-cash financing activities:
Treasury stock purchases not settled........   $ 17,253   $     --   $ 17,253   $     --
Fair value of common stock issued to acquire
   Unilab...................................         --         --    372,464         --
Fair value of converted options issued in
   conjunction with the Unilab acquisition..         --         --      8,452         --

7.   SUMMARIZED FINANCIAL INFORMATION

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

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2003

                                                          Subsidiary   Non-Guarantor
                                                Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                              ---------   ----------   -------------   ------------   ------------
Net revenues...............................    $199,163    $962,175       $113,763       $(53,880)     $1,221,221

Operating costs and expenses:
   Cost of services........................     118,426     551,450         41,304             --         711,180
   Selling, general and administrative.....      17,602     223,405         55,398         (3,992)        292,413
   Amortization of intangible assets.......         218       1,828              9             --           2,055
   Royalty (income) expense................     (73,098)     73,098             --             --              --
   Other operating (income) expense, net...          --      (2,217)           267             --          (1,950)
                                               --------    --------       --------       --------      ----------
      Total operating costs and expenses...      63,148     847,564         96,978         (3,992)      1,003,698
                                               --------    --------       --------       --------      ----------
Operating income...........................     136,015     114,611         16,785        (49,888)        217,523
Non-operating expenses, net................     (15,953)    (47,250)        (1,455)        49,888         (14,770)
                                               --------    --------       --------       --------      ----------
Income before taxes........................     120,062      67,361         15,330             --         202,753
Income tax expense.........................      49,813      26,945          5,971             --          82,729
                                               --------    --------       --------       --------      ----------
Income before equity earnings..............      70,249      40,416          9,359             --         120,024
Equity earnings from subsidiaries..........      49,775          --             --        (49,775)             --
                                               --------    --------       --------       --------      ----------
Net income.................................    $120,024    $ 40,416       $  9,359       $(49,775)     $  120,024
                                               ========    ========       ========       ========      ==========

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2002

                                                          Subsidiary   Non-Guarantor
                                                Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                               --------   ----------   -------------   ------------   ------------
Net revenues...............................    $189,550    $816,044       $113,900       $(60,780)     $1,058,714

Operating costs and expenses:
   Cost of services........................     120,666     468,855         35,554             --         625,075
   Selling, general and administrative.....      40,324     170,789         65,272         (3,798)        272,587
   Amortization of intangible assets.......         424       1,599             --             --           2,023
   Royalty (income) expense................     (62,376)     62,376             --             --              --
   Other operating (income) expense, net...       1,071        (245)           248             --           1,074
                                               --------    ---------      --------       --------      ----------
      Total operating costs and expenses...     100,109     703,374        101,074         (3,798)        900,759
                                               --------    ---------      --------       --------      ----------
Operating income...........................      89,441     112,670         12,826        (56,982)        157,955
Non-operating expenses, net................     (16,017)    (51,351)        (1,424)        56,982         (11,810)
                                               --------    ---------      --------       --------      ----------
Income before taxes........................      73,424      61,319         11,402             --         146,145
Income tax expense.........................      29,997      24,350          5,181             --          59,528
                                               --------    ---------      --------       --------      ----------
Income before equity earnings..............      43,427      36,969          6,221             --          86,617
Equity earnings from subsidiaries..........      43,190          --             --        (43,190)             --
                                               --------    ---------      --------       --------      ----------
Net income.................................    $ 86,617    $ 36,969       $  6,221       $(43,190)     $   86,617
                                               ========    ========       ========       ========      ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2003

                                                          Subsidiary   Non-Guarantor
                                                Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                              ---------   ----------   -------------   ------------   ------------
Net revenues...............................   $ 594,443   $2,768,500      $349,472       $(178,462)    $3,533,953

Operating costs and expenses:
   Cost of services........................     347,796    1,595,731       118,874              --      2,062,401
   Selling, general and administrative.....      54,874      656,213       168,365         (11,778)       867,674
   Amortization of intangible assets.......       1,328        4,809             9              --          6,146
   Royalty (income) expense................    (213,063)     213,063            --              --             --
   Other operating (income) expense, net...          --       (2,224)          507              --         (1,717)
                                              ---------   ----------      --------       ---------     -----------
      Total operating costs and expenses...     190,935    2,467,592       287,755         (11,778)     2,934,504
                                              ---------   ----------      --------       ---------     ----------
Operating income...........................     403,508      300,908        61,717        (166,684)       599,449
Non-operating expenses, net................     (50,792)    (156,115)       (4,274)        166,684        (44,497)
                                              ---------   ----------      --------       ---------     ----------
Income before taxes........................     352,716      144,793        57,443              --        554,952
Income tax expense.........................     144,932       57,917        23,631              --        226,480
                                              ---------   ----------      --------       ---------     ----------
Income before equity earnings..............     207,784       86,876        33,812              --        328,472
Equity earnings from subsidiaries..........     120,688           --            --        (120,688)            --
                                              ---------   ----------      --------       ---------     ----------
Net income.................................   $ 328,472   $   86,876      $ 33,812       $(120,688)    $  328,472
                                              =========   ==========      ========       =========     ==========

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2002

                                                          Subsidiary   Non-Guarantor
                                                Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                              ---------   ----------   -------------   ------------   ------------
Net revenues...............................   $ 552,819   $2,361,661      $368,758       $(208,952)     $3,074,286

Operating costs and expenses:
   Cost of services........................     364,779    1,336,666       111,626              --       1,813,071
   Selling, general and administrative.....     124,895      498,447       195,905         (11,436)        807,811
   Amortization of intangible assets.......       1,420        4,823            --              --           6,243
   Royalty (income) expense................    (186,533)     186,533            --              --              --
   Other operating (income) expense, net...       2,930         (922)          893              --           2,901
                                              ---------   ----------      --------       ---------      ----------
      Total operating costs and expenses...     307,491    2,025,547       308,424         (11,436)      2,630,026
                                              ---------   ----------      --------       ---------      ----------
Operating income...........................     245,328      336,114       60,334         (197,516)        444,260
Non-operating expenses, net................     (56,254)    (173,961)      (6,421)         197,516         (39,120)
                                              ---------   ----------      --------       ---------      ----------
Income before taxes........................     189,074      162,153        53,913              --         405,140
Income tax expense ........................      75,091       64,861        24,731              --         164,683
                                              ---------   ----------      --------       ---------      ----------
Income before equity earnings..............     113,983       97,292        29,182              --         240,457
Equity earnings from subsidiaries..........     126,474           --            --        (126,474)             --
                                              ---------   ----------      --------       ---------      ----------
Net income ................................   $ 240,457   $   97,292      $ 29,182       $(126,474)     $  240,457
                                              =========   ==========      ========       =========      ==========


                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Balance Sheet
September 30, 2003

                                                                    Subsidiary   Non-Guarantor
                                                         Parent     Guarantors    Subsidiaries   Eliminations   Consolidated
                                                       ----------   ----------   -------------   ------------   ------------
Assets
Current assets:
Cash and cash equivalents ..........................   $   79,301   $    3,167     $   8,600      $        --    $   91,068
Accounts receivable, net ...........................       18,493      185,915       439,432               --       643,840
Other current assets ...............................       56,588       95,800        84,706               --       237,094
                                                       ----------   ----------     ---------      -----------    ----------
   Total current assets ............................      154,382      284,882       532,738               --       972,002
Property, plant and equipment, net .................      225,996      337,961        28,142               --       592,099
Intangible assets, net .............................      158,151    2,332,807        45,419               --     2,536,377
Intercompany receivable (payable) ..................      592,568     (166,188)     (426,380)              --            --
Investment in subsidiaries .........................    1,907,899           --            --       (1,907,899)           --
Other assets .......................................       51,934       71,428        36,926               --       160,288
                                                       ----------   ----------     ---------      -----------    ----------
   Total assets ....................................   $3,090,930   $2,860,890     $ 216,845      $(1,907,899)   $4,260,766
                                                       ==========   ==========     =========      ===========    ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses ..............   $  346,983   $  240,411     $  29,866      $        --    $  617,260
Short-term borrowings and current portion of
 long-term debt ....................................           --       55,947           343               --        56,290
                                                       ----------   ----------     ---------      -----------    ----------
   Total current liabilities .......................      346,983      296,358        30,209               --       673,550
Long-term debt .....................................      315,796      747,390         1,955               --     1,065,141
Other liabilities ..................................       46,791       73,152        20,772               --       140,715
Stockholders' equity ...............................    2,381,360    1,743,990       163,909       (1,907,899)    2,381,360
                                                       ----------   ----------     ---------      -----------    ----------
   Total liabilities and stockholders' equity ......   $3,090,930   $2,860,890     $ 216,845      $(1,907,899)   $4,260,766
                                                       ==========   ==========     =========      ===========    ==========


Condensed Consolidating Balance Sheet
December 31, 2002

                                                                    Subsidiary   Non-Guarantor
                                                         Parent     Guarantors    Subsidiaries   Eliminations   Consolidated
                                                       ----------   ----------   -------------   ------------   ------------
Assets
Current assets:
Cash and cash equivalents ..........................   $   79,015   $    7,377     $  10,385      $        --    $   96,777
Accounts receivable, net ...........................       15,032       89,626       417,473               --       522,131
Other current assets ...............................       52,952       63,148        89,435               --       205,535
                                                       ----------   ----------     ---------      -----------    ----------
   Total current assets ............................      146,999      160,151       517,293               --       824,443
Property, plant and equipment, net .................      227,263      317,243        25,643               --       570,149
Intangible assets, net .............................      159,293    1,607,767        43,873               --     1,810,933
Intercompany receivable (payable) ..................      194,874      236,752      (431,626)              --            --
Investment in subsidiaries .........................    1,631,868           --            --       (1,631,868)           --
Other assets .......................................       61,653       26,905        30,114               --       118,672
                                                       ----------   ----------     ---------      -----------    ----------
   Total assets ....................................   $2,421,950   $2,348,818     $ 185,297      $(1,631,868)   $3,324,197
                                                       ==========   ==========     =========      ===========    ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses ..............   $  295,479   $  287,539     $  26,927      $        --    $  609,945
Short-term borrowings and current portion of
 long-term debt ....................................           --       25,689           343               --        26,032
                                                       ----------   ----------     ---------      -----------    ----------
   Total current liabilities .......................      295,479      313,228        27,270               --       635,977
Long-term debt .....................................      315,109      478,863         2,535               --       796,507
Other liabilities ..................................       42,499       62,339        18,012               --       122,850
Stockholders' equity ...............................    1,768,863    1,494,388       137,480       (1,631,868)    1,768,863
                                                       ----------   ----------     ---------      -----------    ----------
   Total liabilities and stockholders' equity ......   $2,421,950   $2,348,818     $ 185,297      $(1,631,868)   $3,324,197
                                                       ==========   ==========     =========      ===========    ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2003

                                                                 Subsidiary   Non-Guarantor
                                                       Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                                     ---------   ----------   -------------   ------------   ------------
Cash flows from operating activities:
Net income .......................................   $ 328,472    $  86,876     $  33,812       $(120,688)     $ 328,472
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization .................      39,945       67,017         6,538              --        113,500
   Provision for doubtful accounts ...............       4,468       47,867       119,767              --        172,102
   Other, net ....................................     (76,240)      (6,874)       12,022         120,688         49,596
   Changes in operating assets and liabilities ...     (15,149)    (140,340)     (107,668)             --       (263,157)
                                                     ---------    ---------     ---------       ---------      ---------
Net cash provided by operating activities ........     281,496       54,546        64,471              --        400,513
Net cash used in investing activities ............    (265,518)     (62,282)      (13,202)        (20,642)      (361,644)
Net cash (used in) provided by financing
   activities ....................................     (15,692)       3,526       (53,054)         20,642        (44,578)
                                                     ---------    ---------     ---------       ---------      ---------
Net change in cash and cash equivalents ..........         286       (4,210)       (1,785)             --         (5,709)
Cash and cash equivalents, beginning of period ...      79,015        7,377        10,385              --         96,777
                                                     ---------    ---------     ---------       ---------      ---------
Cash and cash equivalents, end of period .........   $  79,301    $   3,167     $   8,600       $      --      $  91,068
                                                     =========    =========     =========       =========      =========

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2002

                                                                 Subsidiary   Non-Guarantor
                                                       Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                                     ---------   ----------   -------------   ------------   ------------
Cash flows from operating activities:
Net income .......................................   $ 240,457    $  97,292     $  29,182       $(126,474)     $ 240,457
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization .................      33,779       57,541         5,377              --         96,697
   Provision for doubtful accounts ...............       4,307       23,773       136,812              --        164,892
   Other, net ....................................     (78,037)       6,660        16,563         126,474         71,660
   Changes in operating assets and liabilities ...      93,317     (176,487)     (140,609)             --       (223,779)
                                                     ---------    ---------     ---------       ---------      ---------
Net cash provided by operating activities ........     293,823        8,779        47,325              --        349,927
Net cash used in investing activities ............    (219,894)     (18,757)       (3,147)       (197,988)      (439,786)
Net cash provided by (used in) financing
   activities ....................................      27,467      (96,857)      (47,217)        197,988         81,381
                                                     ---------    ---------     ---------       ---------      ---------
Net change in cash and cash equivalents ..........     101,396     (106,835)       (3,039)             --         (8,478)
Cash and cash equivalents, beginning of period ...          --      110,571        11,761              --        122,332
                                                     ---------    ---------     ---------       ---------      ---------
Cash and cash equivalents, end of period .........   $ 101,396    $   3,736     $   8,722       $      --      $ 113,854
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

Acquisition of Unilab Corporation

          On February 26, 2003, we accepted for payment more than 99% of the outstanding capital stock of Unilab Corporation ("Unilab"), the leading independent clinical laboratory in California. On February 28, 2003, we acquired the remaining shares of Unilab through a merger. In connection with the acquisition, we paid $297 million in cash and issued 7.1 million shares of Quest Diagnostics common stock to acquire all of the outstanding capital stock of Unilab. In addition, we reserved approximately 0.3 million shares of Quest Diagnostics common stock for outstanding stock options of Unilab which were converted upon the completion of the acquisition into options to acquire shares of Quest Diagnostics common stock. In connection with the acquisition of Unilab, as part of a settlement agreement with the United States Federal Trade Commission, we entered into an agreement to sell to Laboratory Corporation of America Holdings, Inc., certain assets in northern California, including the assignment of agreements with four independent physician associations and leases for 46 patient service centers (five of which also serve as rapid response laboratories) for $4.5 million (the "Divestiture"). See Note 2 to the interim consolidated financial statements for a full discussion of the Unilab acquisition and the Divestiture.

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

Results of Operations

          Three and Nine Months Ended September 30, 2003 Compared with Three and Nine Months Ended September 30, 2002

          Net income for the three months ended September 30, 2003 increased to $120 million from $87 million for the prior year period. For the nine months ended September 30, 2003, net income increased to $328 million from $240 million for the prior year period. These increases in earnings were primarily attributable to revenue growth and improved efficiencies generated from our Six Sigma and standardization initiatives.

          Net Revenues

          Net revenues for the three months ended September 30, 2003 grew by 15.3% over the prior year level, driven by the acquisition of Unilab and by continued strength in average revenue per requisition. Net revenues for the nine months ended September 30, 2003 grew by 15.0% over the prior year level and include the results of Unilab for seven months and American Medical Laboratories, Incorporated ("AML"), which was acquired on April 1, 2002, for nine months. Pro forma revenue growth, assuming that the Unilab and AML acquisitions and the Divestiture had been completed on January 1, 2002, was 4.6% and 3.7% for the three and nine months ended September 30, 2003, respectively, compared to the prior year periods.

          For both the three and nine months ended September 30, 2003, clinical testing volume, measured by the number of requisitions, increased 10.8% compared to the prior year periods. The acquisition of Unilab contributed about 12.5% and 10% to the overall volume growth during the three and nine months ended September 30, 2003, respectively. The acquisition of AML contributed more than 2% to the overall volume growth during the nine months ended September 30, 2003. Hurricane Isabel and the blackout on the East Coast negatively impacted volume by approximately a quarter of a percentage point during the third quarter of 2003. The combined effect of the severe winter storms and the New Jersey physicians' strike during the first quarter of 2003 and Hurricane Isabel and the blackout in the third quarter of 2003 reduced year-to-date volume by approximately half a percentage point for the nine months ended September 30, 2003. In addition, our drugs-of-abuse testing business, which is most directly impacted by economic conditions, declined during the three and nine months ended September 30, 2003, reducing company-wide volume growth by approximately 1% and 0.5%, respectively. Pro forma testing volume, assuming that the Unilab and AML acquisitions and the Divestiture had been completed on January 1, 2002, declined approximately 1.5% and 1.6% for the three and nine months ended September 30, 2003, respectively, compared to the prior year periods. Both reported volume and pro forma volume for the three and nine months ended September 30, 2003, have been impacted by general economic conditions, which have increased the number of uninsured and unemployed, and we believe have reduced utilization of healthcare services.

          Average revenue per requisition improved 3.8% and 3.7% for the three and nine months ended September 30, 2003, compared to the prior year periods, primarily attributable to a continuing shift in test mix to higher value testing, including gene-based testing, which continued to grow at approximately a 20% rate over the prior year level. In addition, a shift in payer mix contributed a portion of the increase in average revenue per requisition for both the three and nine months ended September 30, 2003. The inclusion of Unilab's results subsequent to February 28, 2003 reduced average revenue per requisition by approximately 1.5% and 1% for the three and nine months ended September 30, 2003, respectively, since Unilab's business has lower revenue per requisition than the rest of our business.

          Our businesses, other than clinical laboratory testing, which represent approximately 4% of our consolidated net revenues, contributed about 0.7% and 0.5% to the reported growth in revenues for the three and nine months ended September 30, 2003, respectively.

          Operating Costs and Expenses

          Total operating costs and expenses for the three and nine months ended September 30, 2003 increased $103 million and $304 million, respectively, from the prior year periods primarily due to increases in our clinical testing volume, largely as a result of the Unilab acquisition, employee compensation and benefits, supply costs and depreciation expense; partially offset by a reduction in bad debt expense as a percentage of revenues. Total operating costs for the nine months ended September 30, 2003 were also impacted by the AML acquisition. While our cost structure has been favorably impacted by the improved efficiencies generated from our Six Sigma and standardization initiatives, we continue to make investments to enhance our infrastructure to pursue our overall business strategy.

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 58.2% of net revenues for the three months ended September 30, 2003, decreasing from 59.0% of net revenues in the prior year period. For the nine months ended September 30, 2003, cost of services, as a percentage of net revenues, decreased to 58.4% from 59.0% in the prior year period. These improvements were primarily the result of efficiency gains resulting from our Six Sigma and standardization efforts and the increase in average revenue per requisition. These improvements were partially offset by initial installation costs of deploying our Internet-based orders and results systems in physicians' offices. The increase in the number of orders and test results reported via our Internet-based systems is improving the initial collection of billing information which is reducing the cost of billing and bad debt expense, both of which are components of selling, general and administrative expenses. At September 30, 2003, approximately 20% of our orders and approximately 25% of our test results were transmitted via the Internet.

Additionally, we are seeing an increase in the number of physicians who no longer draw blood in their office, which is resulting in an increase in the number of blood draws in our patient service centers. This shift has increased our operating costs associated with our patient service centers, but is reducing costs in accessioning and other parts of our operations due to improved billing information and a reduction in the number of inadequate patient samples obtained by our trained phlebotomists compared to samples collected in physicians' offices.

          Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased during the three months ended September 30, 2003, as a percentage of net revenues, to 23.9% from 25.7% in the prior year period. For the nine months ended September 30, 2003, selling, general and administrative expenses decreased as a percentage of net revenues to 24.6% from 26.3% in the prior year period. These improvements were primarily due to efficiencies from our Six Sigma and standardization efforts, in particular bad debt expense, and the improvement in average revenue per requisition. During the third quarter of 2003, bad debt expense improved to 4.8% of net revenues, compared to 5.1% of net revenues in the prior year period. For the nine months ended September 30, 2003, bad debt expense was 4.9% of net revenues, compared to 5.4% of net revenues in the prior year period. The reduction in bad debt expense as a percentage of net revenues in both the three and nine months ended September 30, 2003, occurred despite the addition of Unilab, which has higher levels of bad debt than the rest of Quest Diagnostics. These improvements primarily relate to the collection of diagnosis, patient and insurance information necessary to more effectively bill for services performed. We believe that our Six Sigma and standardization initiatives will provide additional opportunities to further improve our overall collection experience and cost structure.

          Amortization of intangible assets for the three and nine months ended September 30, 2003 was comparable to the prior year periods.

          Other operating (income) expense, net represents miscellaneous income and expense items related to operating activities, such as gains and losses associated with the disposal of operating assets. For the three and nine months ended September 30, 2003, other operating (income) expense, net primarily includes $3.3 million of gains on the sale of certain operating assets, partially offset by a $1.1 million charge associated with the integration of Unilab, primarily comprised of severance benefits for employees of Quest Diagnostics. For the three and nine months ended September 30, 2002, other operating (income) expense, net includes a $1.5 million charge associated with the integration of AML, primarily comprised of severance benefits for employees of Quest Diagnostics. In addition, other operating (income) expense, net for the nine months ended September 30, 2002 includes the costs of a contract settlement.

          Operating Income

          Operating income for the three months ended September 30, 2003 improved to $218 million, or 17.8% of net revenues, from $158 million, or 14.9% of net revenues, in 2002. For the nine months ended September 30, 2003, operating income improved to $599 million, or 17.0% of net revenues, from $444 million, or 14.5% of net revenues, in 2002. The increases in operating income were primarily due to revenue growth and improved efficiencies generated from our Six Sigma and standardization initiatives.

          Other Income (Expense)

          Net interest expense for the three and nine months ended September 30, 2003 increased from the prior year periods by $1.1 million and $4.3 million, respectively, and was primarily attributable to the amounts borrowed to finance the acquisition of Unilab and to repay substantially all of Unilab's outstanding debt, partially offset by decreased amounts borrowed under our secured receivables credit facility.

          Other income (expense), net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the three and nine months ended September 30, 2002, other income (expense), net includes a $3.8 million gain on the sale of an investment, partially offset by losses on miscellaneous non-operating assets.

Impact of Contingent Convertible Debentures on Diluted Earnings per Common Share

          The if-converted method is used in determining the dilutive effect of our 1 3/4% contingent convertible debentures due 2021 (the "Debentures") in periods when the holders of such securities are permitted to exercise their conversion rights. As of and for the three and nine months ended September 30, 2003, the holders of the Debentures did not have the ability to exercise their conversion rights. Had the requirements to allow the holders to exercise their conversion rights been met and the Debentures remained outstanding for the entire period, diluted earnings per common share would have been reduced by approximately 2% during the three and nine months ended September 30, 2003. See
Note 12 to the Consolidated Financial Statements contained in our 2002 Annual Report on Form 10-K for a further discussion of the Debentures.

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

         At September 30, 2003 and December 31, 2002, the fair value of our debt was estimated at approximately $1.2 billion and $899 million, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At September 30, 2003 and December 31, 2002, the estimated fair value exceeded the carrying value of the debt by approximately $75 million and $77 million, respectively. An assumed 10% increase in interest rates (representing approximately 50 and 60 basis points at September 30, 2003 and December 31, 2002, respectively) would potentially reduce the estimated fair value of our debt by approximately $18 million and $21 million at September 30, 2003 and December 31, 2002, respectively.

          The Debentures have a contingent interest component that will require us to pay contingent interest based on certain thresholds, as outlined in the indenture governing the Debentures. The contingent interest component, which is more fully described in Note 12 to the Consolidated Financial Statements contained in our 2002 Annual Report on Form 10-K, is considered to be a derivative instrument subject to Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. As such, the derivative was recorded at its fair value in the consolidated balance sheet and was not material at September 30, 2003 and December 31, 2002.

          Borrowings under our unsecured revolving credit facility under our credit agreement, our term loan and our secured receivables credit facility are subject to variable interest rates, unless fixed through interest rate swap or other agreements. Interest rates on our unsecured revolving credit facility and term loan are subject to a pricing schedule that can fluctuate over a range of up to 80 basis points, based on changes in our credit rating. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit rating. As of September 30, 2003, our borrowing rate for LIBOR-based loans was LIBOR plus 1.1875%. At September 30, 2003, there was $323 million outstanding under our term loan and there were no borrowings outstanding under our unsecured revolving credit facility or secured receivables credit facility.

          Based on our net exposure to interest rate changes, an assumed 10% change in interest rates on our variable rate indebtedness (representing approximately 11 basis points) would impact annual net interest expense by approximately $0.4 million, assuming no changes to the debt outstanding at September 30, 2003.

Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at September 30, 2003 totaled $91 million, compared to $97 million at December 31, 2002. Cash flows from operating activities for the nine months ended September 30, 2003 provided cash of $401 million, which together with cash on-hand were used to fund investing and financing activities, which required cash of $362 million and $45 million, respectively. Cash and cash equivalents at September 30, 2002 totaled $114 million, a decrease of $8 million from December 31, 2001. Cash flows from operating activities for the nine months ended September 30, 2002 provided cash of $350 million, which together with cash flows from financing activities of $81 million and cash on-hand, were used to fund investing activities, which required cash of $440 million.

         Cash Flows From Operating Activities

         Net cash provided by operating activities for the nine months ended September 30, 2003 was $401 million compared to $350 million in the prior year period. This increase was primarily due to improved operating performance, partially offset by an increase in net working capital, which was principally due to an increase in accounts receivable associated with growth in revenues. Days sales outstanding, a measure of billing and collection efficiency, improved to 48 days at September 30, 2003 from 51 days at September 30, 2002.

         Cash Flows From Investing Activities

         Net cash used in investing activities for the nine months ended September 30, 2003 was $362 million, consisting primarily of acquisition and related transaction costs of $238 million to acquire the outstanding capital stock of Unilab, and capital expenditures of $122 million. The acquisition and related transaction costs included the cash portion of the Unilab purchase price of $297 million and approximately $12 million of transaction costs paid in 2003, partially offset by $72 million of cash acquired from Unilab. Net cash used in investing activities for the nine months ended September 30, 2002 was $440 million, consisting primarily of acquisition and related costs of $334 million to acquire the outstanding voting stock of AML, and capital expenditures of $118 million.

          Cash Flows From Financing Activities

          Net cash used in financing activities for the nine months ended September 30, 2003 was $45 million, consisting primarily of $450 million of borrowings under our term loan facility, partially offset by debt repayments totaling $373 million. Borrowings under our term loan facility were used to finance the cash portion of the purchase price and related transaction costs associated with the acquisition of Unilab, and to repay $220 million of debt, representing substantially all of Unilab's then existing outstanding debt, and related accrued interest. Of the $220 million, $124 million represents payments related to our cash tender offer, which was completed on March 7, 2003, for all of the outstanding $101 million principal amount of Unilab's 12 3/4% Senior Subordinated Notes due 2009 and $23 million of related tender premium and associated tender offer costs. The remaining debt repayments in 2003 consisted primarily of $127 million of repayments under our term loan facility and $24 million of capital lease repayments. In addition, during the nine months ended September 30, 2003, we repurchased 2.4 million shares of our common stock at an average price of $60.00 per share for a total of $141 million. At September 30, 2003, $17 million of the purchases had not been settled and as such are not included in "cash flows from financing activities" on the consolidated statement of cash flows.

          Net cash provided by financing activities for the nine months ended September 30, 2002 was $81 million, consisting primarily of the net cash activity associated with our acquisition of AML and proceeds from the exercise of stock options. AML's all-cash purchase price of approximately $335 million and related transaction costs, together with the repayment of approximately $150 million of acquired AML debt and accrued interest, was financed by us with cash on-hand, $300 million of borrowings under our existing secured receivables credit facility and $175 million of borrowings under our existing unsecured revolving credit facility. During the second and third quarters of 2002, we repaid all of the $175 million borrowed under our unsecured revolving credit facility and $75 million borrowed under our secured receivables credit facility, respectively.

          Dividend Policy

          Through September 30, 2003, we have never declared or paid cash dividends on our common stock. On October 21, 2003, we announced that our Board of Directors had approved the payment of a quarterly cash dividend of $0.15 per common share. The initial quarterly dividend will be payable on January 23, 2004 to shareholders of record on January 8, 2004. We expect to fund the dividend payment with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchase Plan

          In May 2003, our Board of Directors authorized a share repurchase program, which permits us to purchase up to $300 million of our common stock. In October 2003, our Board of Directors increased our share repurchase authorization by an additional $300 million. Through September 30, 2003, we have repurchased 2.4 million shares of our common stock at an average price of $60.00 per share for a total of $141 million under the program. We expect to fund the share repurchase program with cash flows from operations. We do not expect the share repurchase program to have a material impact on our ability to finance future growth.

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

          Unconsolidated Joint Ventures

          At September 30, 2003 and December 31, 2002, we had investments in unconsolidated joint ventures in Phoenix, Arizona; Indianapolis, Indiana; Dayton, Ohio; and Chesapeake, Virginia, which are accounted for under the equity method of accounting. We believe that our transactions with our joint ventures are conducted at arm's length, reflecting current market conditions and pricing. Total net revenues of our unconsolidated joint ventures, on a combined basis, are less than 6% of our consolidated net revenues. Total assets associated with our unconsolidated joint ventures are less than 3% of our consolidated total assets. We have no material unconditional obligations or guarantees to, or in support of, our unconsolidated joint ventures and their operations.

          Requirements and Capital Resources

          We estimate that we will invest approximately $170 million to $180 million during 2003 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment and facility upgrades. Other than the reduction for outstanding letters of credit, which approximated $50 million at September 30, 2003, all of the $325 million revolving credit facility under the credit agreement and all of the $250 million secured receivables credit facility remained available to us for future borrowing at September 30, 2003.

          We believe that cash flows from operations and our borrowing capacity under our unsecured revolving credit facility and secured receivables credit facility will provide sufficient financial flexibility to meet seasonal working capital requirements and to fund capital expenditures, debt service requirements, cash dividends on common shares, share repurchases and additional growth opportunities for the foreseeable future, exclusive of any potential temporary impact of the Health Insurance Portability and Accountability Act of 1996, as discussed below. Our investment grade credit ratings have had a favorable impact on our cost of and access to capital, and we believe that our improved financial performance should provide us with access to additional financing, if necessary, to fund growth opportunities that cannot be funded from existing sources.

Health Insurance Portability and Accountability Act of 1996

          The Secretary of the Department of Human Health and Services, or HHS, has issued final regulations under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), designed to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions while protecting the privacy and security of the information exchanged. Three principal regulations have been issued: privacy regulations, security regulations, and standards for electronic transactions.

          We implemented the HIPAA privacy regulations by April 2003, as required, and are conducting an analysis to determine the proper security measures to reasonably and appropriately implement the standards and implementation specifications of the security regulations by the compliance deadline of April 20, 2005.

          The HIPAA regulations on electronic transactions, which we refer to as the transaction standards, establish uniform standards for electronic transactions and code sets, including the electronic transactions and code sets used for claims, remittance advices, enrollment and eligibility. The transaction standards became effective in October 2002, although covered entities were eligible to obtain a one-year extension if approved through an application to the Secretary of HHS. We received this one-year extension through October 16, 2003 from HHS.

          The HIPAA transaction standards are complex, and subject to differences in interpretation by payers. For instance, certain types of information, including demographic information not usually provided to us by physicians, could be required by certain payers. As a result of inconsistent application of requirements or inability to obtain billing information, we could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues. We are working closely with our payers to establish acceptable requirements for claims submissions and with our trade association and an industry coalition to present issues and problems as they arise to the appropriate regulators and standards setting organizations.

          HHS issued Guidance on July 24, 2003 stating that it will not penalize a covered entity for post-implementation date transactions that are not fully compliant with the transactions standards, if the covered entity can demonstrate its good faith efforts to comply with the standards. HHS' stated purpose for this flexible enforcement position was to "permit health plans to mitigate unintended adverse effects on covered entities' cash flow and business operations during the transition to the standards, as well as on the availability and quality of patient care."

          On September 23, 2003, The Centers for Medicare and Medicaid Services ("CMS") announced that it will implement a contingency plan for the Medicare program to accept electronic transactions that are not fully compliant with the transaction standards after the October 16, 2003 compliance deadline. CMS' contingency plan allows Medicare carriers to continue to accept and process Medicare claims in the traditional electronic formats now in use in order to give its healthcare providers additional time to complete the testing process, provided they are making a good faith effort to comply with the new standards. As part of its plan, CMS is expected to regularly reassess the readiness of its healthcare providers to determine how long the contingency plan will remain in effect.

          In its announcement, CMS encouraged other payers to assess the readiness of their trading partners and to implement contingency plans, if appropriate. A number of other major payers have announced they intend to follow CMS' lead, but we cannot assure you that all payers will develop similar contingency plans. Many of our payers were not ready to implement the transaction standards by the October 2003 compliance deadline and many payers were not ready to test or trouble-shoot claims submissions. We are working with our payers in good faith to reach agreement on each payer's data requirements and to test claims submissions, while, at the same time, implementing contingency plans to minimize the potential impact in cases where payers have not been successfully converted to the new standards as of the October 2003 compliance deadline. At this time, we cannot estimate the potential impact of implementing (or failing to implement) the HIPAA transaction standards on our cash flows and results of operations.

Impact of New Accounting Standards

          In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of both Liabilities and Equity".

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Item 6.   Exhibits and Reports on Form 8-K

(a)       Exhibits:

          10.1 Second Amended and Restated Credit and Security Agreement dated as of September 30, 2003 among Quest Diagnostics Receivables Inc., as Borrower, Quest Diagnostics Incorporated, as Servicer, each of the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent

          10.2 Amended and Restated Receivables Sale Agreement dated as of September 30, 2003 among Quest Diagnostics Incorporated and each of its direct or indirect wholly-owned subsidiaries who is or hereafter becomes a seller hereunder, as the Sellers, and Quest Diagnostics Receivables Inc., as the Buyer

          31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

(b)       Reports on Form 8-K filed during the third quarter of 2003:

              None.

                                   Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 31, 2003

Quest Diagnostics Incorporated


By /s/ Kenneth W. Freeman
   ----------------------------
   Kenneth W. Freeman
   Chairman of the Board and
   Chief Executive Officer


By /s/ Robert A. Hagemann
   --------------------------
   Robert A. Hagemann
   Vice President and
   Chief Financial Officer

                            STATEMENT OF DIFFERENCES

The section symbol shall be expressed as............................... 'SS'