Form 10-K
period 2003-12-31
QUEST DIAGNOSTICS INC
filed 2004-02-27
CIK 1022079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

                                                        [QUEST DIAGNOSTICS LOGO]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2003
Commission File Number 1-12215

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

-----------------------------------------------------------------------------------------------------------

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes   X    No
                                       -----     -----


As of June 30, 2003, the aggregate market value of the approximately 83 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $5.3 billion, based on the closing price on such date of the registrant's Common Stock on the New York Stock Exchange.

As of February 23, 2004, there were outstanding 103,604,635 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference

                                                              PART OF FORM 10-K INTO
DOCUMENT                                                        WHICH INCORPORATED
--------                                                        ------------------
Portions of the registrant's Proxy Statement to be filed by
  April 29, 2004............................................         Part III

Such Proxy Statement, except for portions thereof, which have been specifically incorporated by reference, shall not be deemed "filed" as part of this report on Form 10-K.

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    We are the nation's leading provider of diagnostic testing, information and related services, providing insights that enable physicians, hospitals, managed care organizations and other healthcare professionals to make decisions to improve health. We offer patients and physicians the broadest access to diagnostic laboratory services through our national network of laboratories and patient service centers. We provide interpretive consultation through the largest medical and scientific staff in the industry, with over 300 physicians and Ph.D.'s around the country. We are the leading provider of esoteric testing, including gene-based testing, and testing for drugs of abuse. We are also a leading provider of anatomic pathology services and testing for clinical trials. We empower healthcare organizations and clinicians with state-of-the-art information technology solutions that can improve practice management and patient care.

    During 2003, we generated net revenues of $4.7 billion and processed over 130 million requisitions for testing. Each requisition form accompanies a patient specimen, indicating the tests to be performed and the party to be billed for the tests. Our customers include physicians, hospitals, managed care organizations, employers, governmental institutions and other commercial clinical laboratories.

    We currently operate a nationwide network of approximately 1,925 patient service centers, principal laboratories located in more than 30 major metropolitan areas throughout the United States, and approximately 155 smaller "rapid response" laboratories (including, in each case, facilities operated at our joint ventures). We are the only company in our industry to provide full esoteric testing services, including gene-based testing, on both coasts through our Quest Diagnostics Nichols Institute facilities, located in San Juan Capistrano, California and Chantilly, Virginia. We also have laboratory facilities in Mexico City, Mexico and San Juan, Puerto Rico and near London, England.

    We are a Delaware corporation. We sometimes refer to our subsidiaries and ourselves as the "Company". We are the successor to MetPath Inc., a New York corporation that was organized in 1967. From 1982 to 1996, we were a subsidiary of Corning Incorporated, or Corning. On December 31, 1996, Corning distributed all of the outstanding shares of our common stock to the stockholders of Corning. In August 1999, we completed the acquisition of SmithKline Beecham Clinical Laboratories, Inc., or SBCL, which operated the clinical laboratory business of SmithKline Beecham plc, or SmithKline Beecham.

    Our principal executive offices are located at One Malcolm Avenue, Teterboro, New Jersey 07608, telephone number: (201) 393-5000. Our filings with the Securities and Exchange Commission, or the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Our Internet website is located at http://www.questdiagnostics.com.

THE UNITED STATES CLINICAL LABORATORY TESTING MARKET

    Clinical laboratory testing is an essential element in the delivery of healthcare services. Physicians use laboratory tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical laboratory testing is generally categorized as clinical testing and anatomic pathology testing. Clinical testing is performed on body fluids, such as blood and urine. Anatomic pathology testing is performed on tissues and other samples, such as human cells. Most clinical laboratory tests are considered routine and can be performed by most commercial clinical laboratories. Tests that are not routine and that require more sophisticated equipment and highly skilled personnel are considered esoteric tests. Esoteric tests, including gene-based tests, are generally referred to laboratories that specialize in performing those tests.

    We believe that the United States diagnostic testing industry had over $37 billion in annual revenues in 2003. Most laboratory tests are performed by one of three types of laboratories: commercial clinical laboratories; hospital-affiliated laboratories; and physician-office laboratories. In 2003, we believe that hospital-affiliated laboratories performed over one-half of the clinical laboratory tests in the United States, commercial clinical laboratories performed approximately one-third of those tests, and physician-office laboratories performed the balance.

    The underlying fundamentals of the diagnostic testing industry have improved since the early to mid-1990s, which was a period of declining reimbursement and reduced test utilization. During the early 1990s, the industry was negatively impacted by changes in government regulation and investigations into various billing practices. In addition, the rapid growth of managed care, as a result of the need to reduce overall healthcare costs, and excess laboratory testing capacity, led to revenue and profit declines across the diagnostic testing industry, which in turn led to industry consolidation, particularly among commercial laboratories. As a result of these dynamics, fewer but larger commercial laboratories have emerged, which have greater economies of scale, rigorous programs designed to assure compliance with government billing regulations and other laws, and a more disciplined approach to pricing services. These changes have resulted in improved profitability and a reduced risk of non-compliance with complex government regulations. At the same time, a slowdown in the growth of managed care and decreasing influence by managed care organizations on the ordering of clinical laboratory testing by physicians has contributed to renewed growth in testing volumes and further improvements in profitability since 1999. Partially offsetting these favorable trends have been changes in the United States economy during the last several years, which have resulted in an increase in the number of unemployed and uninsured. In addition, in an attempt to slow the rapidly rising costs of healthcare, employers and healthcare insurers have made design changes to healthcare plans which shift a larger portion of healthcare costs to consumers. We believe these factors have reduced the utilization of healthcare services in general. Orders for laboratory testing are generated from physician offices, hospitals and employers. As such, factors such as the number of unemployed and uninsured and design changes in healthcare plans, which impact the level of employment or the number of physicians' office and hospital visits, will impact the utilization of laboratory testing.

    We believe the diagnostic testing industry has continued to grow during the last several years despite the slowdown in the United States economy and the changes in healthcare plan design, and that growth will accelerate as the economy improves. In addition, over the longer term, growth is expected to accelerate as a result of the following factors:

    o  general expansion and aging of the United States population;

    o continuing research and development in the area of genomics and proteomics, which is expected to yield new, more sophisticated and specialized diagnostic tests;

    o increasing recognition by consumers and payers of the value of early detection and prevention, which can be provided through laboratory testing, as a means to improve health and reduce the overall cost of healthcare; and

    o increasing affordability of tests due to advances in technology and cost efficiencies.

BUSINESS STRATEGY

    Our mission is to be recognized by our customers and employees as the best provider of comprehensive and innovative diagnostic testing, information and related services. The principal components of this strategy are to:

    o COMPETE THROUGH PROVIDING THE HIGHEST QUALITY SERVICES: We intend to become recognized as the quality leader in the healthcare services industry. We continue to implement our Six Sigma and standardization initiatives throughout all aspects of our organization. Six Sigma is a management approach that requires a thorough understanding of customer needs and requirements, root cause analysis, process improvements and rigorous tracking and measuring. We have integrated our Six Sigma initiative with our initiative to standardize operations and processes across the Company by adopting identified Company best practices. We plan to continue these initiatives during the next several years and expect that successful implementation of these initiatives will result in measurable improvements in customer satisfaction as well as significant economic benefits.

    o  CAPITALIZE ON OUR LEADING POSITION WITHIN THE LABORATORY TESTING MARKET:
       We are the leader in the core clinical laboratory testing business offering the broadest national access to clinical laboratory testing services, with facilities in substantially all of the major metropolitan areas in the United States. We currently operate a nationwide network of approximately 1,925 patient service centers, principal laboratories located in more than 30 major metropolitan areas throughout the United States and about 155 smaller "rapid response" laboratories that enable us to serve physicians, managed care organizations, hospitals, employers and other healthcare providers and their patients throughout the United States. We believe that customers will increasingly seek to utilize laboratory testing providers that have a nationwide presence and offer a comprehensive range of services and that, as a result, we will be able to profitably enhance our market position.

    o CONTINUE TO LEAD INNOVATION: We intend to build upon our reputation as a leading innovator in the clinical laboratory industry by continuing to introduce new tests, technology and services. As the industry leader with the largest and broadest network and the leading provider of esoteric testing, including gene-based testing, we believe that we are the best partner for developers of new technology and tests to introduce their products to the marketplace. Through our relationship with members of the academic community, pharmaceutical and biotechnology firms, and emerging medical technology companies that develop and commercialize novel diagnostics, pharmaceutical and device technologies, we believe that we are one of the leaders in transferring technical innovation to the market (see "Our Services -- New Test Introductions").

       We believe that, with the unveiling of the human genome, new genes and the linkages of genes with disease will continue to be discovered at an accelerating pace, leading to research that will result in ever more complex and thorough predictive, diagnostic and therapeutic testing. We believe that we are well positioned to capture much of this growth.

       We continue to invest in the development and improvement of our information technology products for customers and providers by developing differentiated products that will provide friendlier, easier access to ordering and resulting of laboratory tests and patient-centric information. In February 2003, we launched our proprietary eMaxx'r' Internet portal to physicians nationwide, which enables doctors to order diagnostic tests and review laboratory results online, as well as check patients' insurance eligibility in real time and view clinical information from many sources.

    o PURSUE STRATEGIC GROWTH OPPORTUNITIES: We intend to continue to leverage our network in order to capitalize on targeted strategic growth opportunities both inside and outside our core clinical laboratory testing business. These opportunities are more fully described under "Strategic Growth Opportunities" and include expanding our gene-based and specialty testing capabilities, developing information technology products for customers and providers, expanding our geographic presence across the United States, and continuing to make selective acquisitions.

    o LEVERAGE OUR SATISFACTION MODEL: Our approach to conducting business states that satisfied employees lead to satisfied customers, which in turn benefits our stockholders. We regularly survey our employees and customers and follow up on their concerns. We emphasize skills training for all employees and leadership training for our supervisory employees, which includes Six Sigma training to manage high-impact quality improvement projects throughout our organization, and annual compliance training. We are committed to engaging each of our employees with dignity and respect and expect them to treat our customers the same way. We believe that our treatment and training of employees, together with our competitive pay and benefits, helps increase employee satisfaction and performance, thereby enabling us to provide better services to our customers.

RECENT ACQUISITIONS

    On February 28, 2003, we completed the acquisition of Unilab Corporation, or Unilab, the leading commercial clinical laboratory in California. In connection with the acquisition, we issued approximately 7.4 million shares of Quest Diagnostics common stock (including 0.3 million shares of Quest Diagnostics common stock reserved for outstanding stock options of Unilab which were converted upon the completion of the acquisition into options to acquire shares of Quest Diagnostics common stock), paid $297 million in cash and repaid $220 million of debt, representing substantially all of Unilab's then existing outstanding indebtedness.

    In connection with the acquisition of Unilab, as part of a settlement agreement with the United States Federal Trade Commission, we entered into an agreement to sell to Laboratory Corporation of America Holdings, Inc., or LabCorp, certain assets in northern California for $4.5 million, including the assignment of agreements with four independent physician associations, or IPA, and leases for 46 patient service centers (five of which also serve as rapid response laboratories). Approximately $27 million in annual net revenues were generated by capitated fees under the IPA contracts and associated fee-for-service testing for physicians whose patients use these patient service centers, as well as from specimens received directly from the IPA physicians. We completed the transfer of assets and assignment of the IPA agreements to LabCorp during the third quarter of 2003.

    As part of the Unilab acquisition, we acquired all of Unilab's operations, including its primary testing facilities in Los Angeles, San Jose and Sacramento, California, approximately 365 patient service centers, 35 rapid response laboratories and approximately 4,100 employees. Following the sale of certain assets to LabCorp, we closed our previously owned clinical laboratory in the San Francisco Bay area and completed the integration of remaining customers in the northern California area to Unilab's laboratories in San Jose and Sacramento. We continue to have two laboratories in the Los Angeles metropolitan area (our facilities in Van Nuys and Tarzana). We plan to open a new regional laboratory in the Los Angeles metropolitan area and then integrate our business in the Los Angeles metropolitan area into the new facility. We expect to incur up to $20 million of costs through 2005 to integrate Unilab and our existing California operations. Upon completion of the Unilab integration, we expect to realize approximately $25 million to $30 million of annual synergies. We expect to achieve this annual rate of synergies by the end of 2005.

    On April 1, 2002, we acquired American Medical Laboratories, Incorporated, or AML, and an affiliated company of AML, LabPortal, Inc., a provider of electronic connectivity products, in an all-cash transaction valued at approximately $500 million, which included the assumption of approximately $160 million in debt. AML was a national provider of esoteric testing to hospitals and specialty physicians and a leading provider of diagnostic testing services in the Nevada and metropolitan Washington, D.C. markets. The Company's Chantilly, Virginia laboratory, acquired as part of the AML acquisition, has become our primary esoteric testing laboratory and hospital service center for the eastern United States, complementing our Nichols Institute esoteric testing facility in San Juan Capistrano, California. Esoteric testing volumes have been redirected within our national network to provide customers with improved turnaround time and customer service. We have completed the transition of certain routine clinical laboratory testing previously performed in the Chantilly, Virginia laboratory to other testing facilities within our regional laboratory network.

    Following an acquisition, the integration process requires the dedication of significant management resources, which could result in a loss of momentum in the activities of our business and may cause an interruption of, or deterioration in, our services as a result of the following difficulties, among others:

    o  a loss of key customers or employees;

    o inconsistencies in standards, controls, procedures and policies between the acquired company and our existing operations may make it more difficult to implement and harmonize company-wide financial, accounting, billing, information and other systems;

    o failure to maintain the quality of services that the Company has historically provided;

    o diversion of management's attention from the day-to-day business of our Company as a result of the need to deal with the foregoing disruptions and difficulties; and

    o  the added costs of dealing with such disruptions.

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

OUR SERVICES

    Our laboratory testing business consists of routine testing, esoteric testing, and clinical trials testing. Routine testing generates approximately 80% of our net revenues, esoteric and gene-based testing generates approximately 16% of our net revenues, and clinical trials testing generates less than 3% of our net revenues. We derive less than 2% of our net revenues from foreign operations.

ROUTINE TESTING

    Routine tests measure various important bodily health parameters such as the functions of the kidney, heart, liver, thyroid and other organs. Commonly ordered tests include:

    o  blood cholesterol level tests;

    o  complete blood cell counts;

    o  Pap tests;

    o  HIV-related tests;

    o  urinalyses;

    o  pregnancy and other prenatal tests; and

    o  alcohol and other substance-abuse tests.

    We perform routine testing through our network of major laboratories, rapid response laboratories, or "stat" labs, and patient service centers. We also perform routine testing at the hospital laboratories we manage. Major laboratories offer a full line of routine clinical tests. Rapid response laboratories are local facilities where we can quickly perform an abbreviated group of routine tests for customers that require rapid turnaround times. Patient service centers are facilities where specimens are collected. These centers are typically located in or near a building used by medical professionals.

    We operate 24 hours a day, 365 days a year. We perform and report most routine procedures within 24 hours. Most test results are delivered electronically.

ESOTERIC TESTING

    Esoteric tests are those tests that require more sophisticated technology, equipment and materials, professional "hands-on" attention and more highly skilled professional and technical personnel, and may be performed less frequently than routine tests. Because it is not cost-effective for most clinical laboratories to perform a low volume of esoteric tests in-house, they generally refer many of these tests to an esoteric clinical testing laboratory that specializes in performing these more complex tests. Due to their complexity, esoteric tests are generally reimbursed at higher levels than routine tests.

    Our two esoteric testing laboratories, which conduct business as Quest Diagnostics Nichols Institute, are among the leading esoteric clinical testing laboratories in the world. In 1998, our esoteric testing laboratory in San Juan Capistrano, California, became the first clinical laboratory in North America to achieve ISO-9001 certification. Our esoteric testing laboratory in Chantilly, Virginia, acquired as part of the AML acquisition, now enables us to provide full esoteric testing services, including gene-based testing, on the east coast. Our two esoteric testing laboratories perform hundreds of esoteric tests that are not routinely performed by our regional laboratories. These esoteric tests are generally in the following fields:

    o endocrinology and metabolism (the study of glands, their hormone secretions and their effects on body growth and metabolism);

    o genetics (the study of chromosomes, genes and their protein products and effects);

    o hematology (the study of blood and bone marrow cells) and coagulation (the process of blood clotting);

    o immunology (the study of the immune system including antibodies, immune system cells and their effects);

    o microbiology and infectious diseases (the study of microscopic forms of life including bacteria, viruses, fungi and other infectious agents);

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

NEW TEST INTRODUCTIONS

    We intend to build upon our reputation as a leading innovator in the clinical laboratory industry by continuing to introduce new diagnostic tests. As the industry leader with the largest and broadest network and the leading provider of esoteric testing, including gene-based testing, we believe that we are the best partner for developers of new technology and tests to introduce their products to the marketplace.

    During 2003, we continued to be a leading innovator in the industry through both tests that we developed at Nichols Institute, the largest provider of molecular diagnostic testing in the United States, as well as through relationships with technology developers. During 2003, we developed and introduced:

    o more than 15 comprehensive panels utilizing our menu of over 100 tests to assist physicians with diagnosis and management of patients with bleeding or blood clotting disorders;

    o over 15 new infectious disease tests including DNA assays for West Nile and SARS infection; and

    o a biomarker assay that provides information on recurrence risk and biologic behavior of node negative breast cancer to guide therapy for the 30% of women with node negative disease.

    During 2003, we inaugurated a molecular endocrinology laboratory, with introduction of the first commercial DNA tests for central and nephrogenic Diabetes Insipidus (DI), Congenital Adrenal Hyperplasia (CAH), and Thyroid Hormone Resistance (THR). The DI tests bypass the complicated perturbation tests used for differential diagnosis of the several disorders. CAH testing is offered as a DNA analysis for the most common mutations and as a CAH complete gene sequencing for the 60 deleterious mutations known to be associated with this wide spectrum of adrenal function disorders. The THR testing provides definitive diagnosis for children with hypothyroidism of variable extent associated with the defective hormone receptor.

    Through our relationship with members of the academic community and pharmaceutical and biotechnology firms, as well as our collaboration with emerging medical technology companies that develop and commercialize novel diagnostics, pharmaceutical and device technologies, we believe that we are one of the leaders in transferring technical innovation to the market. During 2003, we entered into a variety of strategic technology arrangements including:

    o an agreement with Enterix, Inc. under which we have begun to offer the Insure'TM' test, an FDA-cleared fecal immunochemical screening test for colorectal cancer. Unlike other non-invasive colorectal cancer screening technologies, the Insure'TM' test is easy for patients to use and requires no handling of fecal matter;

    o an agreement with diaDexus under which we are expanding our heart disease test offering through the Lp-PLA2 test, which enables physicians to detect a new risk factor for cardiovascular disease by measuring levels of the enzyme lipoprotein-associated phospholipase A2; and

    o a relationship with Thermo Electron under which we are developing a biochip-based test for the detection of cystic fibrosis (CF) gene mutations during prenatal screening.

    Through our research and development, marketing and commercial alliance with Roche Diagnostics, we were the first laboratory to offer several new tests developed by Roche, including its Elecsys NT-proBNP test (which aids in the diagnosis of congestive heart failure). Our relationship with Celera Diagnostics gives us access to potentially significant markers for the risk of cardiovascular disease, the leading cause of death in the United States, and diabetes. Our relationship with Correlogic Systems has gained access to its new ovarian cancer blood test, which we hope will be available to the marketplace in 2004 and will be the first protein pattern recognition blood test to detect ovarian cancer in women who are already considered high risk.

    We believe that, with the unveiling of the human genome, new genes and the linkages of genes with disease will continue to be discovered at an accelerating pace, leading to research that will result in ever more complex and thorough predictive, diagnostic and therapeutic testing. We believe that we are well positioned to capture much of this growth.

CLINICAL TRIALS TESTING

    We believe that we are the world's second largest provider of clinical laboratory testing performed in connection with clinical research trials on new drugs in the world. Clinical research trials are required by the Food and Drug Administration, or FDA, and other international regulatory authorities to assess the safety and efficacy of new drugs. We have clinical trials testing centers in the United States and in England. We also provide clinical trials testing in Australia, Singapore, and South Africa through arrangements with third parties. Clinical trials involving new drugs are increasingly being performed both inside and outside the United States. Approximately 45% of our net revenues from clinical trials testing in 2003 represented testing for GlaxoSmithKline plc, or GSK. We currently have a long-term contractual relationship with GSK, under which we are the primary provider of testing to support GSK's clinical trials testing requirements worldwide.

OTHER SERVICES AND PRODUCTS

    We manufacture and market diagnostic test kits and systems primarily for esoteric testing under the Nichols Institute Diagnostics brand name. These are sold principally to hospitals, clinical laboratories and dialysis centers, both domestically and internationally. Our MedPlus subsidiary is a developer and integrator of clinical connectivity and data management solutions for healthcare organizations and clinicians primarily through its ChartMaxx'r' electronic medical record system. During 2003, we began deploying eMaxx'r', a new physician's Internet portal across the United States. The Internet portal was developed by MedPlus and can provide physicians a "patient-centric" view of laboratory test results and other clinical information on-line.

PAYERS AND CUSTOMERS

    We provide testing services to a broad range of healthcare providers. We consider a "payer" as the party that pays for the test and a "customer" as the party who refers the test to us. Depending on the billing arrangement and applicable law, the payer may be (1) the physician or other party (such as another laboratory or an employer) who referred the testing to us, (2) the patient, or (3) a third party who pays the bill for the patient, such as an insurance company, Medicare or Medicaid. Some states, including New York, New Jersey and Rhode Island, prohibit us from billing physician clients. We consider a managed care organization as both our customer and a payer, when it contracts with us on an exclusive or semi-exclusive basis on behalf of its patients.

    During 2003, only two customers accounted for more than 5% of our net revenues, and no single customer accounted for more than 7% of our net revenues. We believe that the loss of any one of our customers would not have a material adverse effect on our financial condition, results of operations or cash flows.

PAYERS

    The following table shows current estimates of the breakdown of the percentage of our total volume of requisitions and total clinical laboratory net revenues during 2003 applicable to each payer group:


                                                                             NET REVENUES AS
                                                                                  % OF
                                                      REQUISITION VOLUME     TOTAL CLINICAL
                                                           AS % OF           LABORATORY NET
                                                         TOTAL VOLUME           REVENUES
                                                         ------------           --------
Patient.............................................        2%- 5%               5%-10%
Medicare and Medicaid...............................       15%-20%              15%-20%
Physicians, Hospitals, Employers and Other
  Monthly-Billed Payers.............................       35%-40%              20%-25%
Third Party Fee-for-Service.........................       30%-35%              40%-45%
Managed Care-Capitated..............................       10%-15%               5%-10%

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

    Managed Care Organizations and Other Insurance Providers

    Health insurers, which typically contract with a limited number of clinical laboratories for their members, represent approximately one-half of our total testing volumes and one-half of our net revenues. Larger health insurers typically prefer to use large commercial clinical laboratories because they can provide services on a national or regional basis and can manage networks of local or regional laboratories to provide even broader access to their members and physicians. In addition, larger laboratories are better able to achieve the low-cost structures necessary to profitably service large health insurers and can provide test utilization data across their various plans in a consistent format. In certain markets, such as California, many health insurers delegate their covered members to independent physician associations, which in turn contract with laboratories for clinical laboratory services.

    Over the last decade, health insurers have been consolidating, resulting in fewer but larger insurers with significant bargaining power in negotiating fee arrangements with healthcare providers, including clinical laboratories. These health insurers demand that clinical laboratory service providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment contracts. Under these capitated payment contracts, the Company and health insurers agree to a predetermined monthly contractual rate for each member of the health insurer's plan regardless of the number or cost of services provided by the Company. Some services, such as various esoteric tests, new technologies and anatomic pathology services, may be carved out from a capitated rate and, if carved out, are charged on a fee-for-service basis. We work closely with health insurers as they evaluate new tests; however, as innovation in the testing area increases, there is no guarantee that health insurers will agree to carve out these services or reimburse them at rates that reflect the true cost or value associated with such services.

    In recent years, there has been a shift in the way major insurers contract with clinical laboratories. Health insurers have begun to offer more freedom of choice to their affiliated physicians, including greater freedom to determine which laboratory to use and which tests to order. Accordingly, most of our agreements with major health insurers are non-exclusive contracts. As a result, under these non-exclusive arrangements, physicians have more freedom of choice in selecting laboratories, and laboratories are likely to compete more on the basis of service and quality rather than price alone. Also, health insurers have been giving patients greater freedom of choice and patients have increasingly been selecting plans (such as preferred provider organizations and consumer driven plans) that offer a greater choice of providers. Pricing for these preferred provider organizations is typically negotiated on a fee-for-service basis, which generally results in higher revenue per requisition than under a capitated fee arrangement. Despite these trends, health insurers continue to aggressively seek cost reductions in order to keep their premiums to their customers competitive. If we are unable to agree on pricing with a health insurer, we would become a "non-participating" provider and could then only bill the ordering physician or the patient rather than the health insurer.
This "non-participating" status could lead to loss of business since the physician is likely to refer testing to a participating provider whose testing is covered by the patient's health insurance benefit plan. We cannot assure investors that we will continue to be successful in negotiating contracts with major insurers. Loss of multiple major insurer or other payer agreements could have a material adverse effect on our financial condition, results of operations and cash flows.

    We offer QuestNet'TM', an innovative product to develop and manage a customized network of clinical laboratory providers for health insurers. Through QuestNet'TM', physicians and members are provided multiple choices for clinical laboratory testing while health insurers realize cost reductions under a single capitated arrangement.

    Hospitals

    We provide services to hospitals throughout the United States that vary from esoteric testing to helping manage their laboratories. We believe that we are the industry's market leader in servicing hospitals. Our hospital customers account for approximately 13% of our net revenues, the majority of which represents services billed to the hospitals under reference testing arrangements, based on negotiated fee schedules, for certain testing that the hospitals do not perform internally. Hospitals generally maintain an on-site laboratory to perform testing on patients and refer less frequently needed and highly specialized procedures to outside laboratories, which typically charge the hospitals on a negotiated fee-for-service basis. We believe that most hospital laboratories perform approximately 90% to 95% of their patients' clinical laboratory tests. In addition, many hospitals compete with commercial clinical laboratories for outreach (non-hospital patients) testing. Most physicians have admitting privileges or other relationships with hospitals as part of their medical practice. Many hospitals leverage their relationships with community physicians and encourage the physicians to send their outreach testing to the hospital's laboratory. In addition, hospitals that own physician practices generally require the physicians to refer tests to the hospital's affiliated laboratory. As a result, hospital-affiliated laboratories can be both customers and competitors for commercial clinical laboratories.

    During 2002, in conjunction with the acquisition of AML, we launched dedicated sales and service teams focused on serving the unique needs of hospital customers. We believe that the combination of full-service, bi-coastal esoteric testing capabilities, medical and scientific professionals for consultation, innovative connectivity products, focus on Six Sigma quality and dedicated sales and service professionals has positioned us to be a partner of choice for hospital customers.

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

    Employers, Governmental Institutions and Other Clinical Laboratories

    We provide testing services to federal, state and local governmental agencies and to large employers. We believe that we are the leading provider of clinical laboratory testing to employers for drugs of abuse. We also provide wellness testing to employers to enable employees to take an active role in improving their health. Testing services for employers account for approximately 3% of our net revenues. The volume of testing services for employers, which generally have relatively low profit margins, has declined significantly during 2001 through 2003 driven by a slowdown in hiring. We also perform esoteric testing services for other commercial clinical laboratories that do not have a full range of testing capabilities. All of these customers are charged on a fee-for-service basis.

    Consumers

    Consumers are becoming increasingly interested in managing their own health and health records. Currently, almost all the testing we perform is ordered directly by a physician, who then receives the test results. However, over time, we believe that consumers will increasingly want to order clinical laboratory tests themselves. To that end, we offer a focused menu of clinical laboratory testing directly to consumers in certain states. Consumers pay for and receive the test results directly. In each case, a physician reviews the order and result. We believe this market will continue to grow over time.

SALES AND MARKETING

    We market to and service our customers through our direct sales force, customer service and patient service representatives and couriers.

    We focus our sales efforts on obtaining and retaining profitable accounts. We have an active account management process to evaluate the profitability of all of our accounts. Where appropriate, we change the service levels, terminate accounts that are not profitable or adjust pricing.

    Our sales force is organized by customer type with the majority of representatives focused on marketing laboratory services to physicians, including specialty physicians such as oncologists, cardiologists and gastroenterologists. Additionally, we have a managed care sales organization that maintains relationships with regional and national insurance and managed care organizations. We also have a hospital sales organization that focuses on meeting the unique needs of hospitals and leverages the specialized capabilities of our Nichols Institute esoteric testing laboratories. Supporting our hospital and physician sales teams are genomics and esoteric testing specialists, who are specially trained and focused on marketing and selling more complex tests to our customers. A smaller portion of our sales force focuses on selling substance-of-abuse testing to employers.

    Customer service representatives perform a number of services for patients and customers. They monitor services, answer questions and help resolve problems. Our couriers pick up specimens from most clients daily.

    Our corporate marketing function is organized by customer and is responsible for developing and executing marketing strategies, new product launches, and promotional and advertising support. The marketing function is also responsible for customer satisfaction surveys, market research, tradeshow administration, database marketing tools, and marketplace trending and analysis.

STRATEGIC GROWTH OPPORTUNITIES

    In addition to expanding our core clinical laboratory business through internal growth and pursuing our strategy to become a leading provider of medical information, we intend to continue to leverage our network in order to capitalize on targeted growth opportunities both inside and outside our core laboratory testing business. These opportunities include:

    o GENE-BASED AND OTHER ESOTERIC TESTS: We intend to remain a leading innovator in the clinical laboratory industry by continuing to introduce new tests, technology and services. We estimate that the current United States market in esoteric testing, including gene-based testing, is $3 billion to $4 billion per year. We believe that we have the largest gene-based testing business in the United States, with greater than $500 million in net revenues during 2003, and that this business has been growing by more than 20% per year. We believe that the unveiling of the human genome, the discovery of new genes and the linkages of these genes with disease will result in more complex and thorough predictive, diagnostic and therapeutic testing. We believe that we are well positioned to realize this growth. We intend to focus on commercializing diagnostic applications of discoveries in the areas of functional genomics (the analysis of genes and their functions) and proteomics (the discovery of new proteins made possible by the human genome project).

    o ANATOMIC PATHOLOGY: While we are one of the leading providers of anatomic pathology services in the United States, we have traditionally been strongest in cytology, and specifically in the analysis of Pap tests to detect cervical cancer. During the last several years, we have led the industry in converting over 80% of our Pap smear business to the use of liquid-based technology for cervical cancer screening, a higher quality and more profitable product offering. We intend to continue to expand our anatomic pathology business into higher growth segments, including histology (tissue pathology), and actively participate in the emerging use of molecular testing as a screening tool in conjunction with Pap tests. We estimate that the current United States market for anatomic pathology services is approximately $6 billion per year. We estimate that cytology represents about $1 billion per year of this market, and that tissue pathology represents about $5 billion per year of this market. We generated approximately $500 million in net revenues from such services during 2003.

    o INFORMATION TECHNOLOGY: We continue to invest in the development and improvement of information technology products for customers and providers by developing differentiated products that will provide friendlier, easier access to ordering and resulting of laboratory tests and patient-centric information. In February 2003, we launched our proprietary eMaxx'r' Internet portal to physicians nationwide. The eMaxx'r' Internet portal enables doctors to order diagnostic tests and review laboratory results online, as well as check patients' insurance eligibility in real time and view clinical information from many sources. In pilot markets, physicians are also able to use eMaxx'r' to prescribe pharmaceuticals. This service allows us to replace older technology desktop products that we currently provide to many physicians and thereby streamline our support structure. Demand has been growing for our information technology solutions as physician offices have expanded their usage of the Internet. By the end of 2003, we were receiving approximately 25% of all test orders and delivering about 35% of all test results via the Internet.

       The eMaxx'r' Internet portal was developed by MedPlus Inc., or MedPlus, which we acquired in November 2001. MedPlus' ChartMaxx'r' and eMaxx'r' patient record systems are designed to support the creation and management of electronic patient records, by bringing together in one patient-centric view information from various sources, including the physician's records and laboratory and hospital data. We intend to expand the services offered through our portal over time as other strategic arrangements are realized, which will enhance our ability to introduce a broad range of electronic services to healthcare providers.

    o SELECTIVE REGIONAL ACQUISITIONS: The clinical laboratory industry remains highly fragmented. We expect to continue to acquire other regional clinical laboratories that can be integrated with our existing laboratories, thereby enabling us to reduce costs and improve efficiencies through the elimination of redundant facilities and equipment, and reductions in personnel (see "Recent Acquisitions" for a discussion of our recent acquisitions). We may also consider acquisitions of ancillary businesses as part of our overall growth strategy, such as our November 2001 acquisition of MedPlus, which develops clinical connectivity products designed to enhance patient care (see "Information Technology").

INFORMATION SYSTEMS

    Information systems are used extensively in virtually all aspects of our business, including laboratory testing, billing, customer service, logistics, and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our information technology, or IT systems. Computer systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures that we have taken to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to process test orders, deliver test results or perform tests in a timely manner could adversely affect our reputation and result in a loss of customers and net revenues.

    During the 1980s and early 1990s when we acquired many of our laboratory facilities, our regional laboratories were operated as local, decentralized units, and we did not standardize their billing, laboratory and some of their other information systems. As a result, by the end of 1995 we had many different information systems for billing, test results reporting, and other transactions. Over time, the growth in the size and network of our customers and the increasing complexity of billing demonstrated a greater need for standardized systems.

    During 2002, we began implementation of a standard laboratory information system and a standard billing system. We expect that deployment of the standardized systems will take several more years to complete and will result in significantly more centralized systems than we have today. We expect the integration of these systems will improve operating efficiency and provide management with more timely and comprehensive information with which to make management decisions. However, failure to properly implement this standardization process could materially adversely impact us. During system conversions of this type, workflow may be re-engineered to take advantage of enhanced system capabilities, which may cause temporary disruptions in service. In addition, the implementation process, including the transfer of databases and master files to new data centers, presents significant conversion risks that need to be managed carefully.

BILLING

    Billing for laboratory services is complicated. Depending on the billing arrangement and applicable law, we must bill various payers, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, all of which have different requirements. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further complexity to the billing process. Among many other factors complicating billing are:

    o pricing differences between our fee schedules and the reimbursement rates of the payers;

    o  disputes with payers as to which party is responsible for payment; and

    o  disparity in coverage and information requirements among various payers.

    We incur significant additional costs as a result of our participation in Medicare and Medicaid programs, as billing and reimbursement for clinical laboratory testing is subject to considerable and complex federal and state regulations. These additional costs include those related to: (1) complexity added to our billing processes; (2) training and education of our employees and customers; (3) compliance and legal costs; and (4) costs related to, among other factors, medical necessity denials and advance beneficiary notices. Compliance with applicable laws and regulations, as well as internal compliance policies and procedures, adds further complexity and costs to the billing process. Changes in laws and regulations could negatively impact our ability to bill our clients. The Centers for Medicare & Medicaid Services, or CMS (formerly the Health Care Financing Administration), establishes procedures and continuously evaluates and implements changes in the reimbursement process.

    We believe that most of our bad debt expense, which was 4.8% of our net revenues in 2003, is primarily the result of missing or incorrect billing information on requisitions received from healthcare providers rather than credit related issues. In general, we perform the requested tests and report test results regardless of whether the billing information is incorrect or missing. We subsequently attempt to contact the provider to obtain any missing information and rectify incorrect billing information. Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable. When all issues relating to the missing or incorrect information are not resolved in a timely manner, the related receivables are written off to the allowance for doubtful accounts.

    We have implemented "best practices" for billing that have significantly reduced the percentage of requisitions with missing billing information from approximately 16% at the beginning of 1996 to approximately 4% in 2003. These initiatives, together with our Six Sigma and standardization initiatives and progress in dealing with Medicare medical necessity documentation requirements, have significantly reduced bad debt expense as a percentage of net revenues from about 7% during 1996 to 4.8% during 2003. We believe that in the longer term, with a continuing focus on process discipline and the increased use of electronic ordering by our customers, bad debt as a percentage of net revenues can be reduced to 4% or less (see "Regulation of Reimbursement for Clinical Laboratory Services").

COMPETITION

    While there has been significant consolidation in the clinical laboratory testing business in recent years, our industry remains fragmented and highly competitive. We compete with three types of laboratory providers: hospital-affiliated laboratories, other commercial clinical laboratories and physician-office laboratories. We are the leading clinical laboratory provider in the United States, with net revenues of $4.7 billion during 2003, and facilities in substantially all of the country's major metropolitan areas. Our largest competitor is LabCorp. In addition, we compete with, and service, many smaller regional and local commercial clinical laboratories, as well as laboratories owned by physicians and hospitals (see "Payers and Customers -- Customers").

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

    We believe that large commercial clinical laboratories may be able to increase their share of the overall clinical laboratory testing market due to their large service networks and lower cost structures. These advantages should enable larger clinical laboratories to more effectively serve large customers, including managed care organizations. In addition, we believe that consolidation in the clinical laboratory testing business will continue. However, a majority of the clinical laboratory testing is likely to continue to be performed by hospitals, which generally have affiliations with community physicians that refer testing to us (see "Payers and Customers -- Customers -- Hospitals"). As a result of these affiliations, we compete against hospital-affiliated laboratories primarily on the basis of service capability and quality as well as other non-pricing factors. Our failure to provide service superior to hospital-affiliated laboratories and other laboratories could negatively impact our net revenues.

    The diagnostic testing industry is faced with changing technology and new product introductions. Advances in technology may lead to the development of more cost-effective tests that can be performed outside of a commercial clinical laboratory such as (1) point-of-care tests that can be performed by physicians in their offices and (2) home testing that can be performed by patients or by physicians in their offices. Development of such technology and its use by our customers would reduce the demand for our laboratory testing services and negatively impact our net revenues (see "Regulation of Clinical Laboratory Operations").

QUALITY ASSURANCE

    Our goal is to continually improve the processes for collection, storage and transportation of patient specimens, as well as the precision and accuracy of analysis and result reporting. Our quality assurance efforts focus on proficiency testing, process audits, statistical process control and personnel training for all of our laboratories and patient service centers. We continue to implement our Six Sigma and standardization initiatives to help achieve our goal of becoming recognized as the undisputed quality leader in the healthcare services industry. Our Nichols Institute facility in San Juan Capistrano was the first clinical laboratory in North America to achieve ISO-9001 certification. Two of our clinical trials laboratories, our diagnostic kits facility and one of our routine laboratories have also achieved ISO-9001 certification. These certifications are international standards for quality management systems.

    INTERNAL PROFICIENCY TESTING, QUALITY CONTROL AND AUDITS. Quality control samples are processed in parallel with the analysis of patient specimens. The results of tests on quality control samples are monitored to identify trends, biases or imprecision in the analytical processes. We also perform internal process audits as part of our comprehensive Quality Assurance program.

    EXTERNAL PROFICIENCY TESTING AND ACCREDITATION. All of our laboratories participate in various external quality surveillance programs. They include proficiency testing programs administered by the College of American Pathologists, or CAP, as well as some state agencies.

    CAP is an independent, non-governmental organization of board certified pathologists. CAP is approved by CMS to inspect clinical laboratories to determine compliance with the standards required by the Clinical Laboratory Improvement Amendments of 1988, or CLIA. CAP offers an accreditation program to which laboratories may voluntarily subscribe. All of our major regional laboratories are accredited by CAP. Accreditation includes on-site inspections and participation in the CAP (or equivalent) proficiency testing program.

REGULATION OF CLINICAL LABORATORY OPERATIONS

    The clinical laboratory industry is subject to significant federal and state regulation, including inspections and audits by governmental agencies. Governmental authorities may impose fines or criminal penalties or take other actions to enforce laws and regulations, including revoking a clinical laboratory's federal certification to operate a clinical laboratory operation. Changes in regulation may increase the costs of performing clinical laboratory tests, increase the administrative requirements of claims or decrease the amount of reimbursement.

    CLIA AND STATE REGULATION. All of our laboratories and (where applicable) patient service centers are licensed and accredited by the appropriate federal and state agencies. CLIA regulates virtually all clinical laboratories by requiring they be certified by the federal government and comply with various operational, personnel and quality requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA does not preempt state laws that are more stringent than federal law. For example, state laws may require additional personnel qualifications, quality control, record maintenance and/or proficiency testing. The cost of compliance with CLIA makes it cost prohibitive for many physicians to operate clinical laboratories in their offices. However, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling test kits approved for home use to both physicians and patients. Diagnostic tests approved or cleared by the FDA for home use are automatically deemed to be "waived" tests under CLIA and may be performed in physician office laboratories with minimal regulatory oversight as well as by patients in their homes.

    DRUG TESTING. The Substance Abuse and Mental Health Services Administration, or SAMHSA, regulates drug testing for public sector employees and employees of certain federally regulated businesses. SAMHSA has established detailed performance and quality standards that laboratories must meet to perform drug testing on these employees. All laboratories that perform such testing must be certified as meeting SAMHSA standards.

    CONTROLLED SUBSTANCES. The federal Drug Enforcement Administration, or DEA, regulates access to controlled substances used to perform drugs of abuse testing. Laboratories that use controlled substances are licensed by the DEA.

    MEDICAL WASTE, HAZARDOUS WASTE AND RADIOACTIVE MATERIALS. Clinical laboratories are also subject to federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and radioactive materials. We generally use outside vendors to dispose of such waste.

    FDA. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used to perform diagnostic testing by clinical laboratories. In the past, the FDA has claimed regulatory authority over laboratory-developed tests, but has exercised enforcement discretion in not regulating most laboratory-developed tests performed by high complexity CLIA-certified laboratories. In December 2000, the Department of Health and Human Services, or HHS, Secretary's Advisory Committee on Genetic Testing recommended that the FDA be the lead federal agency to regulate genetic testing. In late 2002, a new HHS Secretary's Advisory Committee on Genetics, Health and Society was appointed to replace the prior Advisory Committee, but it has not yet made any final recommendations. In the meantime, the FDA is considering revising its regulations on analyte specific reagents, which are used in laboratory-developed tests, including laboratory developed genetic testing. Representatives of clinical laboratories (including Quest Diagnostics) and the American Clinical Laboratory Association (our industry trade association) have met with representatives of the FDA to address industry issues pertaining to potential FDA regulation of genetic testing in general and issues with regard to the impact of potential increased oversight over analyte specific reagents. We expect those discussions to continue. Increased FDA regulation of the reagents used in laboratory-developed testing could lead to increased costs and delays in introducing new tests, including genetic tests.

    OCCUPATIONAL SAFETY. The federal Occupational Safety and Health Administration, or OSHA, has established extensive requirements relating specifically to workplace safety for healthcare employers. This includes developing and implementing multi-faceted programs to protect workers from exposure to blood-borne pathogens, such as HIV and hepatitis B and C, including preventing or minimizing any exposure through sharps or needle stick injuries.

    SPECIMEN TRANSPORTATION. Transportation of most clinical laboratory specimens and hazardous materials is subject to regulation by the Department of Transportation, the Public Health Service, the United States Postal Service and the International Civil Aviation Organization.

    CORPORATE PRACTICE OF MEDICINE. Many states, including some in which our principal laboratories are located, prohibit corporations from engaging in the practice of medicine. The corporate practice of medicine doctrine has been interpreted in certain states to prohibit corporations from employing licensed healthcare professionals to provide services on the corporation's behalf. The scope of the doctrine, and how it applies, varies from state to state. In certain states these restrictions affect our ability to directly provide anatomic pathology services and/or to provide clinical laboratory services directly to consumers.

PRIVACY AND SECURITY OF HEALTH INFORMATION; STANDARD TRANSACTIONS

    Pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Secretary of HHS has issued final regulations designed to improve the efficiency and effectiveness of the health care system by facilitating the electronic exchange of information in certain financial and administrative transactions while protecting the privacy and security of the information exchanged. Three principal regulations have been issued in final form: privacy regulations, security regulations, and standards for electronic transactions.

    The HIPAA privacy regulations, which fully came into effect in April 2003, establish comprehensive federal standards with respect to the uses and disclosures of protected health information by health plans, healthcare providers and healthcare clearinghouses. The regulations establish a complex regulatory framework on a variety of subjects, including:

    o the circumstances under which uses and disclosures of protected health information are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payment for our services, and our health care operations activities;

    o a patient's rights to access, amend and receive an accounting of certain disclosures of protected health information;

    o the content of notices of privacy practices for protected health information; and

    o administrative, technical and physical safeguards required of entities that use or receive protected health information.

    We have implemented the HIPAA privacy regulations, as required by law. The HIPAA privacy regulations establish a "floor" and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy standards and varying state privacy laws. In addition, for healthcare data transfers relating to citizens of other countries, we need to comply with the laws of other countries. The federal privacy regulations restrict our ability to use or disclose patient-identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA) except for disclosures for various public policy purposes and other permitted purposes outlined in the final privacy regulations. The privacy regulations provide for significant fines and other penalties for wrongful use or disclosure of protected health information, including potential loss of licensure and civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

    The final HIPAA security regulations, which establish requirements for safeguarding electronic patient information, were published on February 20, 2003 and became effective on April 21, 2003, although healthcare providers have until April 20, 2005 to comply. We are conducting an analysis to determine the proper security measures to reasonably and appropriately comply with the standards and implementation specifications by the compliance deadline of April 20, 2005.

    The final HIPAA regulations for electronic transactions, which we refer to as the transaction standards, establish uniform standards for electronic transactions and code sets, including the electronic transactions and code sets used for claims, remittance advices, enrollment and eligibility. The transaction standards became effective in October 2002, although covered entities were eligible to obtain a one-year extension if approved through an application to the Secretary of HHS. We received this one-year extension through October 16, 2003 from HHS.

    HHS issued guidance on July 24, 2003 stating that it would not penalize a covered entity for post-implementation date transactions that are not fully compliant with the transactions standards, if the covered entity could demonstrate its good faith efforts to comply with the standards. HHS' stated purpose for this flexible enforcement position was to "permit health plans to mitigate unintended adverse effects on covered entities' cash flow and business operations during the transition to the standards, as well as on the availability and quality of patient care." We continue to work in good faith to complete the implementation of these standards with those payers who either were not ready to exchange files in the standard formats as of the compliance date, or who have varying interpretations of the requirements. Working with these payers requires that we continue to trade electronic claims files and payments in legacy formats, even after the compliance deadline of October 16, 2003.

    On September 23, 2003, CMS announced that it would implement a contingency plan for the Medicare program to accept electronic transactions that are not fully compliant with the transaction standards after the October 16, 2003 compliance deadline. The CMS contingency plan, as announced, allows Medicare carriers to continue to accept and process Medicare claims in the pre-October 16 electronic formats to give healthcare providers additional time to complete the testing process, provided that they continue to make a good faith effort to comply with the new standards. Almost all other payers have followed the lead of CMS, accepting legacy formats until both parties to the transactions are ready to implement the new electronic transaction standards.

    As part of its plan, CMS is expected to regularly reassess the readiness of its healthcare providers to determine how long the contingency plan will remain in effect. Many of our payers were not ready to implement the transaction standards by the October 2003 compliance deadline or were not ready to test or trouble-shoot claims submissions. We are working in good faith with payers that have not converted to the new standards to reach agreement on each payer's data requirements and to test claims submissions.

    The HIPAA transaction standards are complex, and subject to differences in interpretation by payers. For instance, some payers may interpret the standards to require us to provide certain types of information, including demographic information not usually provided to us by physicians. As a result of inconsistent interpretations of transaction standards by payers or our inability to obtain certain billing information not usually provided to us by physicians, we could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues. We are working closely with our payers to establish acceptable protocols for claims submissions and with our trade association and an industry coalition to present issues and problems as they arise to the appropriate regulators and standards setting organizations.

    Compliance with all of the HIPAA requirements requires significant capital and personnel resources from all healthcare organizations, not just Quest Diagnostics. While we believe that our total costs to comply with HIPAA will not be material to our results of operations or cash flows, the potential need for additional customer contact to obtain data for billing as a result of different interpretations of the current regulations could impose significant additional costs on us.

REGULATION OF REIMBURSEMENT FOR CLINICAL LABORATORY SERVICES

    OVERVIEW. The healthcare industry has experienced significant changes in reimbursement practices during the past several years. Government payers, such as Medicare (which principally serves patients 65 years and older) and Medicaid (which principally serves indigent patients), as well as private payers and large employers, have taken steps and may continue to take steps to control the cost, utilization and delivery of healthcare services, including clinical laboratory services. If we cannot offset additional reductions in the payments we receive for our services by reducing costs, increasing test volume and/or introducing new procedures, it could have a material adverse impact on our net revenues and profitability. On the other hand, we believe that laboratory tests are an effective means to detect certain medical conditions at an earlier point in time, leading to potential reduction in other healthcare costs such as the cost of hospitalization.

    Principally as a result of government reimbursement reductions and measures adopted by CMS to reduce utilization described below, the percentage of our net revenues derived from Medicare and Medicaid programs declined from approximately 20% in 1995 to approximately 15% in 2002. This percentage increased to approximately 17% in 2003 principally as a result of our acquisition of Unilab, which had a higher percentage of its net revenues derived from Medicare and Medicaid programs. While the cost to comply with Medicare administrative requirements is disproportionately higher than our cost to bill other payers, average Medicare reimbursement rates approximate the Company's overall average reimbursement rate from all sources, making the Medicare business generally less profitable. However, we believe that our other business may significantly depend on continued participation in the Medicare and Medicaid programs, because many customers want a single laboratory to perform all of their clinical laboratory testing services, regardless of whether reimbursements are ultimately made by themselves, Medicare, Medicaid or other payers.

    Billing and reimbursement for clinical laboratory testing is subject to significant and complex federal and state regulation. Penalties for violations of laws relating to billing federal healthcare programs and for violations of federal fraud and abuse laws include: (1) exclusion from participation in Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate some or all of a clinical laboratory's business. Civil monetary penalties for a wide range of violations are not more than $10,000 per violation plus three times the amount claimed and, in the case of kickback violations, not more than $50,000 per violation plus up to three times the amount of remuneration involved. A parallel civil remedy under the federal False Claims Act provides for damages not more than $11,000 per violation plus up to three times the amount claimed.

    REDUCED REIMBURSEMENTS. In 1984, Congress established a Medicare fee schedule payment methodology for clinical laboratory services performed for patients covered under Part B of the Medicare program. Congress then imposed a national ceiling on the amount that carriers could pay under their local Medicare fee schedules. Since then, Congress has periodically reduced the national ceilings. The Medicare national fee schedule limitations were reduced in 1996 to 76% of the 1984 national median of the local fee schedules and in 1998 to 74% of the 1984 national median. The national ceiling applies to tests for which limitation amounts were established before January 1, 2001. For more recent tests (tests for which a limitation amount is first established on or after January 1, 2001), the limitation amount is set at 100% of the median of all the local fee schedules established for that test in accordance with the Social Security Act. The Balanced Budget Act of 1997 eliminated the provision for annual increases to the Medicare national fee schedule based on the consumer price index from 1998 through 2002. A 1.1% increase based on the consumer price index became effective on January 1, 2003. The Prescription Drug, Improvement, and Modernization Act of 2003 eliminated for five years (beginning January 1, 2004) the provision for annual increases to the Medicare national fee schedule based on the consumer price index, including the adjustment (which would have been 2.6%) that had been scheduled for January 1, 2004. Thus, by law an adjustment to the national fee schedule for clinical laboratory services based on the consumer price index cannot occur before January 1, 2009.

    Pathology services are reimbursed by Medicare based on a resource-based relative value scale, or RBRVS, that is periodically updated by CMS. Less than 1% of our net revenues are derived from pathology services reimbursed by Medicare based on RBRVS.

    With regard to the rest of our laboratory services performed on behalf of Medicare beneficiaries, we must bill the Medicare program directly and must accept the carrier's fee schedule amount as payment in full. In addition, state Medicaid programs are prohibited from paying more (and in most instances, pay significantly less) than Medicare. Major clinical laboratories, including Quest Diagnostics, typically use two fee schedules for tests billed on a fee-for-service basis:

    o "Client" fees charged to physicians, hospitals, and institutions for which a clinical laboratory performs testing services on a wholesale basis and which are billed on a monthly basis. These fees are generally subject to negotiation or discount.

    o "Patient" fees charged to individual patients and third-party payers, like Medicare and Medicaid. These fees generally require separate bills for each requisition.

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

    In September 2003, the OIG published a Notice of Proposed Rulemaking that would amend the OIG's exclusion regulations addressing excessive claims. Under the proposed exclusion rule, the OIG would have the authority to exclude a provider for submitting claims to Medicare that contain charges that are substantially in excess of the provider's usual charges. The proposal would define "usual charges" as the average payment from non-government entities, on a test by test basis, excluding capitated payments; and would define "substantially in excess" to be an amount that is more than 20% greater than the usual charge. We believe that the rule is unnecessary because Congress has already established fee schedules for the services that the rule proposes to regulate. We also believe that the rule is unworkable and overly burdensome. Through our industry trade association, we filed comments opposing the proposed rule and we are working with our trade association and a coalition of other healthcare providers who also oppose this proposed regulation as drafted. If this regulation is adopted as proposed, it could potentially reduce the amounts reimbursed to us by Medicare and other federal payers or affect the fees we charge to other payers and could also be costly for us to administer.

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

    Currently, Medicare does not require the beneficiary to pay a co-payment for clinical laboratory testing. When co-payments were last in effect before adoption of the clinical laboratory services fee schedules in 1984, clinical laboratories received from Medicare carriers only 80% of the Medicare allowed amount and were required to bill Medicare beneficiaries for the unpaid balance of the Medicare allowed amount. If re-enacted, a co-payment requirement could adversely affect the revenues of the clinical laboratory industry, including us, by exposing the testing laboratory to the credit of individuals and by increasing the number of bills. In addition, a laboratory could be subject to potential fraud and abuse violations if adequate procedures to bill and collect the co-payments are not established and followed. The Medicare reform bill approved by the United State Senate in June 2003 included a co-payment provision, under which clinical laboratories would receive from Medicare carriers only 80% of the Medicare allowed amount for clinical laboratory tests and would be required to bill Medicare beneficiaries for the 20% balance of the Medicare allowed amount. The co-payment provision was dropped from the bill as passed (known as Prescription Drug, Improvement, and Modernization Act of 2003), although the final legislation did include (as discussed above) a five year freeze on adjustments to the Medicare national fee schedule based on the consumer price index. Certain Medicaid programs do provide co-payments for clinical laboratory testing.

    REDUCED UTILIZATION OF CLINICAL LABORATORY TESTING. In recent years, CMS has taken several steps to reduce utilization of clinical laboratory testing. Since 1995, Medicare carriers have adopted policies under which they do not pay for many commonly ordered clinical tests unless the ordering physician has provided an appropriate diagnosis code supporting the medical necessity of the test. Physicians are required by law to provide diagnostic information when they order clinical tests for Medicare and Medicaid patients. However, CMS has not prescribed any penalty for physicians who fail to provide diagnostic information to laboratories. Moreover, regulations adopted in accordance with HIPAA require submission of diagnosis codes as part of the standard claims transaction.

    We are generally permitted to bill patients directly for some statutorily excluded clinical laboratory services. If a patient signs an advance beneficiary notice, or ABN, we are also generally permitted to bill patients for clinical laboratory tests that Medicare does not cover due to "medical necessity" limitations (these tests include limited coverage tests for which the ordering physician did not provide an appropriate diagnosis code and certain tests ordered on a patient at a frequency greater than covered by Medicare). An ABN is a notice signed by the beneficiary which documents the patient's informed decision to personally assume financial liability for laboratory tests which are likely to be not covered by Medicare because they are deemed to be not medically necessary. We do not have any direct contact with most of these patients and, in such cases, cannot control the proper use of the ABN by the physician or the physician's office staff. If the ABN is not timely provided to the beneficiary or is not completed properly, we end up performing tests that we cannot subsequently bill to the patient if they are not reimbursable by Medicare due to coverage limitations.

    INCONSISTENT PRACTICES. Currently, many different local carriers administer Medicare. They have inconsistent policies on matters such as: (1) test coverage;
(2) automated chemistry panels; (3) diagnosis coding; (4) claims documentation; and (5) fee schedules (subject to the national fee schedule limitations). Inconsistent carrier rules and policies have increased the complexity of the billing process for clinical laboratories. As part of the 1997 Balanced Budget Act, HHS was required to adopt uniform policies on the above matters by January 1, 1999, and replace the current local carriers with no more than five regional carriers. Although HHS has finalized a number of uniform test coverage/diagnosis coding policies, it has not taken any final action to replace the local carriers with five regional carriers. However, in November 2000, CMS published a solicitation in the Commerce Business Daily seeking two contractors to process Part B clinical laboratory claims. In the solicitation, CMS stated that the Secretary has decided to limit the number of carriers processing clinical diagnostic laboratory test claims to two contractors. The solicitation indicated that the request for proposals, or RFP, would be released on or before December 31, 2000 but as of February 2004, the RFP had not been issued; the solicitation did not indicate the effective date for a final transition to the regional carrier model. CMS plans to achieve standardization in part through implementing a single claims processing system for all carriers. This initiative, however, was suspended due to CMS's Year 2000 compliance priorities.

    CARRIER JURISDICTION CHANGES FOR LAB-TO-LAB REFERRALS. On October 31, 2003, CMS announced its intention to change the manner in which Medicare contractors currently process claims for lab-to-lab referrals. While laboratories are, under certain criteria, permitted to directly bill Medicare for tests they refer to other laboratories, they must be reimbursed at the correct fee schedule amount based on the Medicare fee schedule in effect in the Medicare carrier region in which the test was actually performed. Historically, laboratories needed to enroll with and file claims to multiple carriers in order to bill for such out-of-area test referrals, to ensure receipt of the appropriate payment amount. This has proven to be an administratively difficult process, with many obstacles to obtaining accurate claims payment, including applying the correct fee schedule. The announced change will enable the laboratory's "home" carrier to maintain and apply the clinical laboratory fee schedule applicable to the carrier region where the test was performed. This will streamline the claims filing process by allowing a laboratory to file all of its claims to its "home" carrier. As of January 2004, CMS has indicated a July 1, 2004 effective date for this change.

    COMPETITIVE BIDDING. The Prescription Drug, Improvement and Modernization Act of 2003 requires CMS to conduct and complete by December 31, 2005, a demonstration project on the application of competitive acquisition to clinical laboratory tests. The details of how this federal demonstration project will be implemented are unknown at this time. Florida has issued a proposal for competitive bidding for its Medicaid program. If competitive bidding were implemented on a regional or national basis for clinical laboratory testing, it could materially adversely affect the clinical laboratory industry and us.

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

    In addition, since 1992, a federal anti-"self-referral" law, commonly known as the "Stark" law, prohibits, with certain exceptions, Medicare payments for laboratory tests referred by physicians who have, personally or through a family member, an investment interest in, or a compensation arrangement with, the testing laboratory. Since January 1995, these restrictions have also applied to Medicaid-covered services. Many states have similar anti-"self-referral" and other laws that are not limited to Medicare and Medicaid referrals and could also affect investment and compensation arrangements with physicians. We cannot predict if some of the state laws will be interpreted contrary to our practices. In April 2003, the OIG issued a Special Advisory Bulletin addressing what it described as "questionable contractual arrangements" in contractual joint ventures. The OIG Bulletin focused on arrangements where a health care provider, or Owner, expands into a related health care business by contracting with a health care provider, or Manager, that already is engaged in that line of business for the Manager to provide related health care items or services to the patients of the Owner in return for a share of the profits of the new line of business. While we believe that the Bulletin is directed at "sham" arrangements intended to induce referrals, we cannot predict whether the OIG might choose to investigate all contractual joint ventures, including our joint ventures with various hospitals or hospital systems.

GOVERNMENT INVESTIGATIONS AND RELATED CLAIMS

    We are subject to extensive and frequently changing federal, state and local laws and regulations. We believe that, based on our experience with government settlements and public announcements by various government officials, the federal government continues to strengthen its position on healthcare fraud. In addition, legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected cases of fraud and abuse. Many of the regulations applicable to us, including those relating to billing and reimbursement of tests and those relating to relationships with physicians and hospitals, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our billing practices. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

    During the mid-1990s, Quest Diagnostics and SBCL settled government claims that primarily involved industry-wide billing and marketing practices that both companies believed to be lawful. The aggregate amount of the settlements for these claims exceeded $500 million. The federal or state governments may bring additional claims based on new theories as to our practices that we believe to be in compliance with law. The federal government has substantial leverage in negotiating settlements since the amount of potential fines far exceeds the rates at which we are reimbursed, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs, which represented approximately 17% of our net revenues during 2003.

    Although management believes that established reserves for claims are sufficient, including qui tam cases, of which management is aware, it is possible that additional information may become available that may cause the final resolution of these matters to exceed established reserves by an amount which could be material to our results of operations and cash flows in the period in which such claims are settled. We do not believe that these issues will have a material adverse effect on our overall financial condition. However, we understand that there may be pending qui tam claims brought by former employees or other "whistle blowers" as to which we have not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

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

COMPLIANCE PROGRAM

    Compliance with all government rules and regulations has become a significant concern throughout the clinical laboratory industry because of evolving interpretations of regulations and the national debate over healthcare. We established a compliance program early in 1993.

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

    We seek to conduct our business in compliance with all statutes and regulations applicable to our operations. Many of these statutes and regulations have not been interpreted by the courts. We cannot assure investors that applicable statutes or regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect us. Potential sanctions for violation of these statutes include significant damages, penalties, and fines, exclusion from participation in governmental healthcare programs and the loss of various licenses, certificates and authorization necessary to operate some or all of our business, which could have a material adverse effect on our business.

INTELLECTUAL PROPERTY RIGHTS

    Other companies or individuals, including our competitors, may obtain patents or other property rights that would prevent, limit or interfere with our ability to develop, perform or sell our tests or operate our business. As a result, we may be involved in intellectual property litigation and we may be found to infringe on the proprietary rights of others, which could force us to do one or more of the following:

    o cease developing, performing or selling products or services that incorporate the challenged intellectual property;

    o obtain and pay for licenses from the holder of the infringed intellectual property right;

    o  redesign or reengineer our tests;

    o  change our business processes; or

    o pay substantial damages, court costs and attorneys' fees, including potentially increased damages for any infringement held to be willful.

    Patents generally are not issued until several years after an application is filed. The possibility that, before a patent is issued to a third party, we may be performing a test or other activity covered by the patent is not a defense to an infringement claim. Thus, even tests that we develop could become the subject of infringement claims if a third party obtains a patent covering those tests.

    Infringement and other intellectual property claims, regardless of their merit, can be expensive and time-consuming to litigate. In addition, any requirement to reengineer our tests or change our business processes could substantially increase our costs, force us to interrupt product sales or delay new test releases. In the past, we have settled several disputes regarding our alleged infringement of intellectual property rights of third parties. We are currently involved in settling several additional disputes. We do not believe that resolution of these disputes will have a material adverse effect on our results of operations, cash flows or financial condition. However, infringement claims could arise in the future as patents could be issued on tests or processes that we may be performing, particularly in such emerging areas as gene-based testing and other specialty testing.

INSURANCE

    As a general matter, providers of clinical laboratory testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on our client base and reputation. We maintain various liability insurance programs for claims that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results and other exposures. Our insurance coverage limits our maximum exposure on individual claims; however, we are essentially self-insured for a significant portion of these claims. The basis for claims reserves incorporates actuarially determined losses based upon our historical and projected loss experience. Management believes that present insurance coverage and reserves are sufficient to cover currently estimated exposures. Although management cannot predict the outcome of any claims made against the Company, management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on our financial position but may be material to our results of operations and cash flows in the period in which such claims are resolved. Similarly, although we believe that we will be able to obtain adequate insurance coverage in the future at acceptable costs, we cannot assure you that we will be able to do so.

EMPLOYEES

    At December 31, 2003 and 2002, we employed approximately 37,200 and 33,400 people, respectively. These totals exclude employees of the joint ventures where we do not have a majority interest. We have no collective bargaining agreements with any unions covering any employees in the United States, and we believe that our overall relations with our employees are good.

    CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

    Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as "may", "believe", "will", "expect", "project", "estimate", "anticipate", "plan" or "continue". These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could significantly cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. The Private Securities Litigation Reform Act of 1995, or the Litigation Reform Act, provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation.

    We would like to take advantage of the "safe harbor" provisions of the Litigation Reform Act in connection with the forward-looking statements included in this document. Investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this document. The following important factors could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements:

    (a) Heightened competition, including increased pricing pressure, competition from hospitals for testing for non-patients and competition from physicians. See "Business -- Competition".

    (b) Impact of changes in payer mix, including any shift from fee-for-service to capitated fee arrangements. See "Business -- Payers and Customers -- Customers -- Managed Care Organizations and Other Insurance Providers".

    (c) Adverse actions by government or other third-party payers, including unilateral reduction of fee schedules payable to us, competitive bidding, or an increase in the practice of negotiating for exclusive contracts that involve aggressively priced capitated payments by managed care organizations. See "Business -- Regulation of Reimbursement for Clinical Laboratory Services" and "Business -- Payers and
        Customers -- Customers -- Managed Care Organizations and Other Insurance Providers".

    (d) The impact upon our testing volume and collected revenue or general or administrative expenses resulting from our compliance with Medicare and Medicaid administrative policies and requirements of third party payers. These include:

        (1) the requirements of Medicare carriers to provide diagnosis codes for many commonly ordered tests and the possibility that third party payers will increasingly adopt similar requirements;

        (2) the policy of CMS to limit Medicare reimbursement for tests contained in automated chemistry panels to the amount that would have been paid if only the covered tests, determined on the basis of demonstrable "medical necessity", had been ordered;

        (3) continued inconsistent practices among the different local carriers administering Medicare;

        (4) inability to obtain from patients an advance beneficiary notice form for tests that cannot be billed without prior receipt of the form; and

        (5) the potential need to monitor charges and lower certain fees to Medicare to comply with the OIG's proposed rule pertaining to exclusion of providers for submitting claims to Medicare containing charges that are substantially in excess of the provider's usual charges.

        See "Business -- Regulation of Reimbursement for Clinical Laboratory Services" and "Business -- Billing".

    (e) Adverse results from pending or future government investigations, lawsuits or private actions. These include, in particular significant monetary damages, loss or suspension of licenses, and/or suspension or exclusion from the Medicare and Medicaid programs and/or other significant litigation matters. See "Business -- Government Investigations and Related Claims".

    (f) Failure to obtain new customers at profitable pricing or failure to retain existing customers, and a reduction in tests ordered or specimens submitted by existing customers.

    (g) Failure to efficiently integrate acquired clinical laboratory businesses, including Unilab, or to efficiently integrate clinical laboratory businesses from joint ventures and alliances with hospitals, and to manage the costs related to any such integration, or to retain key technical and management personnel. See "Business -- Recent Acquisitions".

    (h) Inability to obtain professional liability or other insurance coverage or a material increase in premiums for such coverage or reserves for self-insurance. See "Business -- Insurance".

    (i) Denial of CLIA certification or other licenses for any of our clinical laboratories under the CLIA standards, revocation or suspension of the right to bill the Medicare and Medicaid programs or other adverse regulatory actions by federal, state and local agencies. See
         "Business -- Regulation of Clinical Laboratory Operations".

    (j) Changes in federal, state or local laws or regulations, including changes that result in new or increased federal or state regulation of commercial clinical laboratories, including regulation by the FDA.

    (k) Inability to achieve expected synergies from our acquisitions of other business, including Unilab. See "Business -- Recent Acquisitions".

    (l) Inability to achieve additional benefits from our Six Sigma and standardization initiatives.

    (m) Adverse publicity and news coverage about the clinical laboratory industry or us.

    (n) Computer or other system failures that affect our ability to perform tests, report test results or properly bill customers, including potential failures resulting from the standardization of our IT systems and other system conversions, telecommunications failures, malicious human acts (such as electronic break-ins or computer viruses) or natural disasters. See "Business -- Information Systems" and "Business -- Billing".

    (o) Development of technologies that substantially alter the practice of laboratory medicine, including technology changes that lead to the development of more cost-effective tests such as (1) point-of-care tests that can be performed by physicians in their offices and (2) home testing that can be carried out without requiring the services of clinical laboratories. See "Business -- Competition" and "Business -- Regulation of Clinical Laboratory Operations".

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

    (r) Inability to commercialize newly licensed tests or technologies or to obtain appropriate reimbursements for such tests.

    (s) Inability to obtain or maintain adequate patent and other proprietary rights protections of our products and services or to successfully enforce our proprietary rights.

    (t) Development of an Internet-based electronic commerce business model that does not require an extensive logistics and laboratory network.

    (u) The impact of the privacy regulations, security regulations and standards for electronic transactions regulations issued under HIPAA on our operations as well as the cost to comply with the regulations, including the failure of third party payers to complete testing with us, failure to agree on data content for claims, failure to accept default diagnosis codes in the absence of physician-supplied codes, or inability of payers to accept or remit transactions in HIPAA-required standard transaction and code set format. See "Business -- Privacy and Security of Health Information; Standard Transactions".

    (v) Inability to promptly or properly bill for our services or to obtain appropriate payments for services that we do bill. See "Business -- Billing".

    (w) Changes in interest rates and changes in our credit ratings from Standard & Poor's and Moody's Investor Services causing an unfavorable impact on our cost of and access to capital.

    (x) Inability to hire and retain qualified personnel or the loss of the services of one or more of our key senior management personnel.

    (y) Terrorist and other criminal activities, which could affect our customers, transportation or power systems, or our facilities, and for which insurance may not adequately reimburse us for.

ITEM 2. PROPERTIES

    Our principal laboratories (listed alphabetically by state) are located in or near the following metropolitan areas. In certain areas (indicated by the number (2)), we have two principal laboratories as a result of recent acquisitions.

LOCATION                                        LEASED OR OWNED
--------                                        ---------------
Phoenix, Arizona                            Leased by Joint Venture
Los Angeles, California(2)                   One owned, one leased
Sacramento, California                              Leased
San Diego, California                               Leased
San Jose, California                                Leased
San Juan Capistrano, California                      Owned
Denver, Colorado                                    Leased
New Haven, Connecticut                               Owned
Washington, D.C. (Chantilly, Virginia)              Leased
Miami, Florida(2)                            One owned, one leased
Tampa, Florida                                       Owned
Atlanta, Georgia                                     Owned
Chicago, Illinois(2)                         One owned, one leased
Indianapolis, Indiana                       Leased by Joint Venture
Lexington, Kentucky                                  Owned
New Orleans, Louisiana                               Owned
Baltimore, Maryland                                  Owned
Boston, Massachusetts                               Leased
Detroit, Michigan                                   Leased
St. Louis, Missouri                                  Owned
Las Vegas, Nevada                                    Owned
New York, New York (Teterboro, New Jersey)           Owned
Long Island, New York                               Leased
Dayton, Ohio                                Leased by Joint Venture
Oklahoma City, Oklahoma                     Leased by Joint Venture
Portland, Oregon                                    Leased
Erie, Pennsylvania                          Leased by Joint Venture
Philadelphia, Pennsylvania                          Leased
Pittsburgh, Pennsylvania                            Leased
Nashville, Tennessee                                Leased
Dallas, Texas                                       Leased
Houston, Texas                                      Leased
Seattle, Washington                                 Leased

    Our executive offices are located at an owned facility in Teterboro, New Jersey and at leased facilities in Lyndhurst, New Jersey. We also lease a site in Norristown, Pennsylvania, that serves as a billing center; a site in San Clemente, California, that serves as the main facility for Nichols Institute Diagnostics; a site in Cincinnati that serves as the main office for MedPlus; and an additional site in West Hills, California, that will serve as our regional laboratory in the Los Angeles metropolitan area after we complete the integration of Unilab. We also own an administrative office in Collegeville, Pennsylvania, and a site in Norriton, Pennsylvania, that serves as our national data center. We own our laboratory facility in Mexico City and lease laboratory facilities in San Juan, Puerto Rico and near London, England. We believe that, in general, our laboratory facilities are suitable and adequate for our current and anticipated future levels of operation. We believe that if we were unable to renew a lease on any of our testing facilities, we could find alternative space at competitive market rates and relocate our operations to such new location.

ITEM 3. LEGAL PROCEEDINGS

    In addition to the investigations described in "Business -- Government Investigations and Related Claims", we are involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against us involve claims that are substantial in amount. Although we cannot predict the outcome of such proceedings or any claims made against us, we do not anticipate that the ultimate outcome of the various proceedings or claims will have a material adverse effect on our financial position, but may be material to our results of operations and cash flows in the period in which such proceedings or claims are resolved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    Our common stock is listed and traded on the New York Stock Exchange under the symbol "DGX." The following table sets forth, for the periods indicated, the high and low sales price per share as reported on the New York Stock Exchange Consolidated Tape:

                                                       HIGH     LOW
                                                       ----     ---
2002
First Quarter.......................................  $84.10   $66.00
Second Quarter......................................   96.14    79.25
Third Quarter.......................................   85.31    51.29
Fourth Quarter......................................   66.99    49.09

2003
First Quarter.......................................  $60.90   $47.36
Second Quarter......................................   66.24    55.14
Third Quarter.......................................   69.25    56.42
Fourth Quarter......................................   74.99    59.47

    As of February 23, 2004, we had approximately 5,900 record holders of our common stock.

    On October 21, 2003, we declared a quarterly cash dividend of $.15 per common share, payable on January 23, 2004 to holders of record on January 8, 2004. On February 19, 2004, we declared a quarterly cash dividend of $.15 per common share, payable on April 21, 2004 to holders of record on April 7, 2004. Prior to October 2003, we had not previously declared or paid cash dividends on our common stock. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

    In May 2003, our Board of Directors authorized a share repurchase program, which permits us to purchase up to $300 million of our common stock. In October 2003, our Board of Directors increased the share repurchase authorization by an additional $300 million. Through December 31, 2003, we repurchased approximately 4 million shares of our common stock at an average price of $64.54 per share for a total of $258 million.

ITEM 6. SELECTED FINANCIAL DATA

    See page 34.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    See page 37.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    See Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Item 15 (a) 1 and 2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A. CONTROLS AND PROCEDURES

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

(b) During the quarter ended December 31, 2003, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the directors of the Company is incorporated by reference to the information in the Company's Proxy Statement to be filed on or before April 29, 2004, or the Proxy Statement, appearing under the caption "Election of Directors."

EXECUTIVE OFFICERS OF THE REGISTRANT

    Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:

    Kenneth W. Freeman (53) is Chairman of the Board and Chief Executive Officer of the Company. Mr. Freeman joined the Company in May 1995 as President and Chief Executive Officer, was elected a Director in July 1995 and was elected Chairman of the Board in December 1996. Prior to 1995, he served in a variety of financial and managerial positions at Corning, which he joined in 1972. He was elected Controller and a Vice President of Corning in 1985, Senior Vice President in 1987, General Manager of the Science Products Division in 1989 and Executive Vice President in 1993. He was appointed President and Chief Executive Officer of Corning Asahi Video Products Company in 1990.

    Surya N. Mohapatra, Ph.D. (54) is President and Chief Operating Officer and a Director of the Company. Prior to joining the Company in February 1999 as Senior Vice President and Chief Operating Officer, he was Senior Vice President of Picker International, a worldwide leader in advanced medical imaging technologies, where he served in various executive positions during his 18-year tenure. Dr. Mohapatra was appointed President and Chief Operating Officer in June 1999.

    The Company is implementing an orderly succession plan under which Dr. Mohapatra will succeed Mr. Freeman as Chief Executive Officer by the date of the 2004 annual meeting of stockholders, scheduled to be held on May 4, 2004. At that time Mr. Freeman will continue as Chairman of the Board.

    Robert A. Hagemann (47) is Senior Vice President and Chief Financial Officer. He joined Corning Life Sciences, Inc., in 1992, where he held a variety of senior financial positions before being named Vice President and Corporate Controller of the Company in 1996. Prior to joining the Company, Mr. Hagemann was employed by Prime Hospitality, Inc. and Crompton & Knowles, Inc. in senior financial positions. He was also previously associated with Ernst & Young. Mr. Hagemann assumed his present responsibilities in August 1998.

    Gerald C. Marrone (61) is Senior Vice President, Administration. Mr. Marrone joined the Company in November 1997 as Chief Information Officer, after 12 years with Citibank, N.A. He assumed his current position in October 2002. While at Citibank, he served as Vice President, Division Executive for Citibank's Global Production Support Division, and was also the Chief Information Officer of Citibank's Global Cash Management business. Prior to joining Citibank, he served for five years as the Chief Information Officer for Memorial Sloan-Kettering Cancer Center in New York.

    Michael E. Prevoznik (42) is Senior Vice President and General Counsel. Prior to joining SBCL in 1994 as its Chief Legal Compliance Officer, Mr. Prevoznik was with Dechert Price & Rhodes. In 1996, he became Vice President and Chief Legal Compliance Officer for SmithKline Beecham Healthcare Services. In 1998, he was appointed Vice President, Compliance for SmithKline Beecham, assuming additional responsibilities for coordinating all compliance activities within SmithKline Beecham worldwide. Mr. Prevoznik joined the Company as Vice President and General Counsel in August 1999. In 2003, he assumed additional responsibilities for coporate communication and governmental affairs.

    David M. Zewe (52) is Senior Vice President, Diagnostics Testing Services. Mr. Zewe oversees diagnostic testing operations company-wide, including physician, clinical trials, international and drugs of abuse testing, as well as the diagnostic instruments business. Mr. Zewe joined the Company in 1994 as General Manager of the Philadelphia regional laboratory, became Regional Vice President Sales and Marketing for the mid-Atlantic region in August 1996, became Vice President, Revenue Services in August 1999, leading the billing function company-wide, and became Senior Vice President, U.S. Operations in January 2001, responsible for all core business operations and revenue services. Mr. Zewe assumed his current position in May 2002. Prior to joining the Company, Mr. Zewe was with the Squibb Diagnostics Division of Bristol Myers Squibb, most recently serving as Vice President of Sales.

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

                      EQUITY COMPENSATION PLAN INFORMATION

    The following table provides information as of December 31, 2003 about our common stock that may be issued upon the exercise of options, warrants and rights under our existing equity compensation plans:

                                                                                              NUMBER OF SECURITIES
                                                                                             REMAINING AVAILABLE FOR
                                          NUMBER OF SECURITIES                                FUTURE ISSUANCE UNDER
                                              TO BE ISSUED            WEIGHTED-AVERAGE         EQUITY COMPENSATION
                                            UPON EXERCISE OF          EXERCISE PRICE OF         PLANS (EXCLUDING
                                          OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,     SECURITIES REFLECTED IN
             PLAN CATEGORY               WARRANTS AND RIGHTS (a)   WARRANTS AND RIGHTS (b)       COLUMN (a)) (c)
---------------------------------------  -----------------------   -----------------------   -----------------------
Equity compensation plans approved by
  security holders.....................        10,239,921                  $44.85                   4,790,768
Equity compensation plans not approved
  by security holders..................                 -              not applicable               1,419,381
                                               ----------              --------------               ---------
Total..................................        10,239,921                  $44.85                   6,210,149
                                               ----------                  ------                   ---------
                                               ----------                  ------                   ---------

    The only equity compensation plan that has not been approved by the Company's stockholders is the Company's Employee Stock Purchase Plan, or ESPP. The ESPP permits employees to purchase the Company's common stock each calendar quarter through payroll deductions. The purchase price is 85% of the closing market price on the last business day of the calendar quarter (or, if lower, the closing market price on the first business day of the calendar quarter). The ESPP authorizes the issuance of 4 million shares of the Company's common stock. The number of securities reflected in the table above for the ESPP includes the share allocation for the fourth quarter of 2003, which were issued in January 2004. The ESPP was adopted prior to the spinoff of the Company in 1996 and, as a result of action taken by the Board in 2001, has a term ending on December 31, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by this Item is incorporated by reference to the information under the caption "Certain Relationships and Related Transactions" appearing in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information called for by this Item is incorporated by reference to the information under the caption "Ratification of Appointment of PricewaterhouseCoopers LLP" appearing in the Proxy Statement.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  Documents filed as part of this report:

     1. Index to financial statements and supplementary data filed as part of this report:

                            ITEM                              PAGE
                            ----                              ----
Report of Independent Auditors..............................   F-1
Consolidated Balance Sheets.................................   F-2
Consolidated Statements of Operations.......................   F-3
Consolidated Statements of Cash Flows.......................   F-4
Consolidated Statements of Stockholders' Equity.............   F-5
Notes to Consolidated Financial Statements..................   F-6
Supplementary Data: Quarterly Operating Results
  (unaudited)...............................................  F-36

    2.  Financial Statement Schedule:

                            ITEM                              PAGE
                            ----                              ----
Schedule II -- Valuation Accounts and Reserves..............  F-37

    3.  Exhibits filed as part of this report:

        See (c) below.

(b)  Report on Form 8-K filed during the fourth quarter of 2003:

     On October 21, 2003, the Company furnished a current report on Form 8-K reporting under Item 7 its press release of October 31, 2003 announcing, among other things, its results for the quarter and nine months ended September 30, 2003 and its press release announcing a quarterly cash dividend and the expansion of the Company's share repurchase program.

     On October 31, 2003, the Company filed a current report on Form 8-K reporting under Item 5 operating income for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 and the nine months ended September 30, 2003 and for the quarters ended March 31, 2002, June 30, 2002, September 30, 2002 and December 31, 2002 and the year ended December 31, 2002 on a basis consistent with the preparation of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

     On November 20, 2003, the Company filed an amended current report on Form 8-K (Date of Report: February 26, 2003) reporting under Item 2 on the acquisition of the outstanding capital stock of Unilab Corporation.

(c)  Exhibits filed as part of this report:

    EXHIBIT
    NUMBER                            DESCRIPTION
    ------                            -----------
     3.1      Restated Certificate of Incorporation (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report:
              May 31, 2001) and incorporated herein by reference)
     3.2      Amended and Restated By-Laws of the Registrant (filed as an
              Exhibit to the Company's 2000 annual report on Form 10-K and incorporated herein by reference)
     4.1      Form of Rights Agreement dated December 31, 1996 (the
              "Rights Agreement") between Corning Clinical Laboratories
              Inc. and Harris Trust and Savings Bank as Rights Agent
              (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 1-12215) and incorporated herein by
              reference)
     4.2      Form of Amendment No. 1 effective as of July 1, 1999 to the
              Rights Agreement (filed as an Exhibit to the Company's
              current report on Form 8-K (Date of Report: August 16, 1999)
              and incorporated herein by reference)
     4.3      Form of Amendment No. 2 to the Rights Agreement (filed as an
              Exhibit to the Company's 1999 annual report on Form 10-K and incorporated herein by reference)
     4.4      Form of Amendment No. 3 to the Rights Agreement (filed as an
              Exhibit to the Company's 2000 annual report on Form 10-K and incorporated herein by reference)
     4.5      Form of Acceptance by National City Bank as successor Rights
              Agent under the Rights Agreement

    10.1 Form of 6 3/4% Senior Notes due 2006, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report:
              June 27, 2001) and incorporated herein by reference)
    10.2 Form of 7 1/2% Senior Notes due 2011, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report:
              June 27, 2001) and incorporated herein by reference)
    10.3 Form of 1.75% Contingent Convertible Debentures due 2021, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: November 26, 2001) and incorporated herein by reference)
    10.4 Indenture dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and the Trustee (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report:
              June 27, 2001) and incorporated herein by reference)
    10.5 First Supplemental Indenture, dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and the Trustee to the Indenture referred to in Exhibit 10.4 (filed as an Exhibit to the Company's current report on Form 8-K
              (Date of Report: June 27, 2001) and incorporated herein by reference)
    10.6      Second Supplemental Indenture, dated as of November 26,
              2001, among the Company, the Subsidiary Guarantors, and the Trustee to the Indenture referred to in Exhibit 10.4 (filed as an Exhibit to the Company's current report on Form 8-K
              (Date of Report: November 26, 2001) and incorporated herein by reference)
    10.7 Third Supplemental Indenture, dated as of April 4, 2002, among Quest Diagnostics, the Additional Subsidiary
              Guarantors, and the Trustee to the Indenture referred to in
              Exhibit 10.4 (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: April 1, 2002) and incorporated herein by reference)
    10.8 Fourth Supplemental Indenture dated as of March 19, 2003, among Unilab Corporation (f/k/a Quest Diagnostics Newco
              Incorporated), Quest Diagnostics Incorporated, The Bank Of
              New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference)
    10.9      Credit Agreement, dated as of June 27, 2001, among the
              Company, the Subsidiary Guarantors and the Banks (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference)
    10.10 Second Amended and Restated Credit and Security Agreement dated as of September 30, 2003 among Quest Diagnostics
              Receivables Inc., as Borrower, Quest Diagnostics
              Incorporated, as Servicer, each of the lenders party thereto and Wachovia Bank, National Association, as Administrative
              Agent (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)
    10.11     Amended and Restated Receivables Sale Agreement dated as of
              September 30, 2003 among Quest Diagnostics Incorporated and each of its direct or indirect wholly owned subsidiaries who is or hereafter becomes a seller hereunder, as the Sellers, and Quest Diagnostics Receivables Inc., as the Buyer (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference)
    10.12     Term Loan Credit Agreement dated as of June 21, 2002 among
              Quest Diagnostics Incorporated, certain subsidiary guarantors of the Company, the lenders party thereto, and Bank of America, N.A., as Administrative Agent (filed as an
              Exhibit to the Company's Registration Statement on Form S-4
              (No. 333-88330) and incorporated herein by reference)
    10.13     First Amendment to Credit Agreement dated as of
              September 20, 2002 among Quest Diagnostics Incorporated, certain subsidiary guarantors of the Company, the lenders party thereto, and Bank of America, N.A., as Administrative
              Agent (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)
    10.14     Second Amendment to Credit Agreement dated as of
              December 19, 2002 among Quest Diagnostics Incorporated, certain subsidiary guarantors of the Company, the lenders party thereto, and Bank of America, N.A., as Administrative
              Agent (filed as an Exhibit to post effective Amendment No. 1 to the Company's Registration Statement on Form S-4
              (No. 333-88330) and incorporated herein by reference)

    10.15 Term Loan Credit Agreement dated as of December 19, 2003 among Quest Diagnostics Incorporated, certain subsidiary guarantors of the Company, the lenders party thereto, and Sumitomo Mitsui Banking Corporation
    10.16     Stock and Asset Purchase Agreement dated as of February 9,
              1999 among SmithKline Beecham plc, SmithKline Beecham
              Corporation and the Company (the "Stock and Asset Purchase
              Agreement") (filed as Appendix A of the Company's Definitive
              Proxy Statement dated May 11, 1999 and incorporated herein by reference)
    10.17     Amendment No. 1 dated August 6, 1999 to the Stock and Asset
              Purchase Agreement (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference)
    10.18 Non-Competition Agreement dated as of August 16, 1999 between SmithKline Beecham plc and the Company (filed as an Exhibit to the Company's current report on Form 8-K (Date of
              Report: August 16, 1999) and incorporated herein by reference)
    10.19     Stockholders Agreement dated as of August 16, 1999 between
              SmithKline Beecham plc and the Company (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report:
              August 16, 1999) and incorporated herein by reference)
    10.20 Amended and Restated Global Clinical Trials Agreement, dated as of December 19, 2002 between SmithKline Beecham plc dba
              GlaxoSmithKline and the Company (filed as an Exhibit to post effective amendment No. 1 to the Company's Registration
              Statement on Form S-4 (No. 333-88330) and incorporated herein by reference)
    10.21 Agreement and Plan of Merger, dated as of April 2, 2002, as amended, among the Company, Quest Diagnostics Newco
              Incorporated and Unilab Corporation (filed as an annex to the Company's final prospectus, dated August 6, 2002, and incorporated herein by reference)
    10.22 Amendment to the Agreement and Plan of Merger, dated as of May 13, 2002, among the Company, Quest Diagnostics Newco
              Incorporated and Unilab Corporation (filed as an annex to the Company's final prospectus, dated August 6, 2002, and incorporated herein by reference)
    10.23 Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 20, 2002, among the Company, Quest Diagnostics
              Newco Incorporated and Unilab Corporation (filed as an annex to the Company's final prospectus, dated August 6, 2002, and incorporated herein by reference)
    10.24 Amendment No. 3 to the Agreement and Plan of Merger, dated as of September 25, 2002, among the Company, Quest
              Diagnostics Newco Incorporated and Unilab Corporation
              (incorporated herein by reference to Exhibit (a)(11) of the Company's Schedule TO Amendment No. 12 filed with the
              Commission on September 26, 2002, file No. 001-12215)
    10.25 Amendment No. 4 to the Agreement and Plan of Merger, dated as of January 4, 2003, among the Company, Quest Diagnostics
              Newco Incorporated and Unilab Corporation (incorporated herein by reference to Exhibit (a)(20) of Quest Diagnostics'
              Schedule TO Amendment No. 20 filed with the Commission on
              January 6, 2003, file No. 001-12215)
    10.26     Form of Employees Stock Purchase Plan, as amended (filed as an
              Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 2002 and incorporated herein by reference)
    10.27 Form of 1996 Employee Equity Participation Program, as amended (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)
    10.28 Form of 1999 Employee Equity Participation Program, as amended as of July 31, 2003 (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)
    10.29     Procedures for the Exercise of Designated Options by Covered
              Employees (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)
    10.30 Form of Stock Option Plan for Non-Employee Directors (filed as an Exhibit to post effective amendment No. 1 to the Company's Registration Statement on Form S-4
              (No. 333-88330) and incorporated herein by reference)
    10.31     Form of Amended and Restated Deferred Compensation Plan For
              Directors (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

    10.32     Employment Agreement between the Company and Kenneth W.
              Freeman dated as of January 1, 2003 (filed as an Exhibit to the Company's annual report on Form 10-K for the year ended
              December 31, 2002 and incorporated herein by reference)
    10.33     Employment Agreement between the Company and Surya N.
              Mohapatra dated as of November 9, 2003
    10.34     Form of Supplemental Deferred Compensation Plan (filed as an
              Exhibit to the Company's annual report on Form 10-K for the year ended December 31, 1998 and incorporated herein by
              reference)
    10.35     Amendment No. 1 to the Supplemental Deferred Compensation
              Plan (filed as an Exhibit to post effective amendment No. 1 to the Company's Registration Statement on Form S-4
              (No. 333-88330) and incorporated herein by reference)
    10.36     Amendment No. 2 to the Supplemental Deferred Compensation
              Plan (filed as an Exhibit to post effective amendment No. 1 to the Company's Registration Statement on Form S-4
              (No. 333-88330) and incorporated herein by reference)
    10.37     Form of Executive Retirement Supplemental Plan (filed as an
              Exhibit to the Company's Registration Statement on Form 10
              (File No. 1-12215) and incorporated herein by reference)
    10.38     Form of Senior Management Incentive Plan (filed as Appendix A to the Company's proxy statement dated March 28, 2003 and
              incorporated herein by reference)
    14        Code of Business Ethics
    21        Subsidiaries of Quest Diagnostics Incorporated
    23.1      Consent of PricewaterhouseCoopers LLP
    31.1      Certification of Chief Executive Officer Pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002
    31.2      Certification of Chief Financial Officer Pursuant to Section
              302 of the Sarbanes-Oxley Act of 2002
    32.1      Certification of Chief Executive Officer Pursuant to 18
              U.S.C. 'SS' 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002
    32.2      Certification of Chief Financial Officer Pursuant to 18
              U.S.C. 'SS' 1350, as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002

                                   SIGNATURES

    Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    Quest Diagnostics Incorporated

    By /s/ Kenneth W. Freeman                         Chairman of the Board and Chief         February 26, 2004
       ----------------------------                     Executive Officer
            Kenneth W. Freeman

    By /s/ Robert A. Hagemann                         Senior Vice President and Chief         February 26, 2004
       -----------------------------                    Financial Officer
           Robert A. Hagemann

    By /s/ Thomas F. Bongiorno                        Vice President, Controller and          February 26, 2004
       -----------------------------                    Chief Accounting Officer
           Thomas F. Bongiorno

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

                                                                   CAPACITY                      DATE
                                                                   --------                      ----
       /s/ Kenneth W. Freeman                         Chairman of the Board and Chief      February 26, 2004
       -----------------------------                    Executive Officer
           Kenneth W. Freeman

       /s/ Surya N. Mohapatra                         Director, President and Chief        February 26, 2004
       ----------------------------                     Operating Officer
           Surya N. Mohapatra

       /s/ Kenneth D. Brody                           Director                             February 26, 2004
       ----------------------------
           Kenneth D. Brody


       /s/ William F. Buehler                         Director                             February 26, 2004
       ----------------------------
           William F. Buehler


       /s/ Mary A. Cirillo                            Director                             February 26, 2004
       ----------------------------
           Mary A. Cirillo

       /s/ James F. Flaherty III                      Director                             February 26, 2004
       ----------------------------
           James F. Flaherty III


       /s/ William R. Grant                           Director                             February 26, 2004
       ----------------------------
           William R. Grant


       /s/ Rosanne Haggerty                           Director                             February 26, 2004
       ----------------------------
           Rosanne Haggerty


       /s/ Dan C. Stanzione                           Director                             February 26, 2004
       ----------------------------
           Dan C. Stanzione


       /s/ Gail R. Wilensky                           Director                             February 26, 2004
       ----------------------------
           Gail R. Wilensky


       /s/ John B. Ziegler                            Director                             February 26, 2004
       ----------------------------
           John B. Ziegler

               SELECTED HISTORICAL FINANCIAL DATA OF OUR COMPANY

    The following table summarizes selected historical financial data of our Company and our subsidiaries at the dates and for each of the periods presented. We derived the selected historical financial data for the years 1999 through 2003 from the audited consolidated financial statements of our Company. As discussed in Note 2 to the Consolidated Financial Statements, all per share data has been restated to reflect our two-for-one stock split effected on May 31, 2001. In April 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", or SFAS 145. Pursuant to SFAS 145, extraordinary losses associated with the extinguishment of debt in 1999, 2000 and 2001, previously presented net of applicable taxes, were reclassified to other non-operating expenses. The selected historical financial data is only a summary and should be read together with the audited consolidated financial statements and related notes of our Company and management's discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K.

                                                             YEAR ENDED DECEMBER 31,
                                 -------------------------------------------------------------------------------
                                  2003(a)         2002(b)           2001             2000              1999(c)
                                 ----------      ----------      ----------       ----------         -----------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operations Data:
Net revenues...................  $4,737,958      $4,108,051      $3,627,771       $3,421,162         $ 2,205,243
Amortization of goodwill(d)....           -               -          38,392           37,862              23,530
Provisions for restructuring
 and other special charges.....           -               -               -            2,100 (e)          73,385 (f)
Operating income...............     796,454         592,142         411,550          317,527 (e)          78,980 (f)
Loss on debt extinguishment....           -               -          42,012 (g)        4,826 (h)           3,566 (i)
Net income (loss)..............     436,717         322,154         162,303 (g)      102,052 (e),(h)      (3,413)(f),(i)

Basic net income (loss) per
 common share:
Net income (loss)..............  $     4.22      $     3.34      $     1.74       $      1.14        $      (0.05)

Diluted net income (loss) per
 common share:(j)
Net income (loss)..............  $     4.12      $     3.23      $     1.66       $      1.08        $      (0.05)

Dividends per common share.....  $     0.15      $        -      $        -       $        -         $         -

Balance Sheet Data (at end of
 year):
Accounts receivable, net.......  $  609,187      $  522,131      $  508,340       $  485,573         $   539,256
Total assets...................   4,301,418       3,324,197       2,930,555        2,864,536           2,878,481
Long-term debt.................   1,028,707         796,507         820,337          760,705           1,171,442
Preferred stock................           -               -               - (k)        1,000               1,000
Common stockholders' equity....   2,394,694       1,768,863       1,335,987        1,030,795             862,062

Other Data:
Net cash provided by operating
 activities....................  $  662,799      $  596,371      $  465,803       $  369,455         $   249,535
Net cash used in investing
 activities....................    (417,050)       (477,212)       (296,616)         (48,015)         (1,107,990)
Net cash (used in) provided by
 financing activities..........    (187,568)       (144,714)       (218,332)        (177,247)            682,831
Provision for doubtful
 accounts......................     228,222         217,360         218,271          234,694             142,333
Rent expense...................     120,748          96,547          82,769           76,515              59,073
Capital expenditures...........     174,641         155,196         148,986          116,450              76,029

--------------------------------------------------------------------------------

 (a) On February 28, 2003, we completed the acquisition of Unilab Corporation, or Unilab. Consolidated operating results for 2003 include the results of operations of Unilab subsequent to the closing of the acquisition. See
     Note 3 to the Consolidated Financial Statements.

 (b) On April 1, 2002, we completed the acquisition of American Medical Laboratories, Incorporated, or AML. Consolidated operating results for 2002 include the results of operations of AML subsequent to the closing of the acquisition. See Note 3 to the Consolidated Financial Statements.

 (c) On August 16, 1999, we completed the acquisition of SmithKline Beecham Clinical Laboratories, Inc., or SBCL. Consolidated operating results for 1999 include the results of operations of SBCL subsequent to the closing of the acquisition.

 (d) In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangibles", or SFAS 142, which the Company adopted on January 1, 2002. The following table presents net income and basic and diluted earnings per common share data adjusted to exclude the amortization of goodwill, assuming that SFAS 142 had been in effect for the periods presented:

                                                                          YEAR ENDED DECEMBER 31,
                                                                    -----------------------------------
                                                                      2001          2000         1999
                                                                    --------      --------      -------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE
                                                                                   DATA)
      Net income:
      Reported net income (loss)..................................  $162,303      $102,052      $(3,413)
      Add back: Amortization of goodwill, net of taxes............    35,964        36,023       22,013
                                                                    --------      --------      -------
      Adjusted net income.........................................  $198,267      $138,075      $18,600
                                                                    --------      --------      -------
                                                                    --------      --------      -------

      Basic earnings per common share:
      Reported net income (loss)..................................  $   1.74      $   1.14      $ (0.05)
      Amortization of goodwill, net of taxes......................      0.39          0.40         0.31
                                                                    --------      --------      -------
      Adjusted net income.........................................  $   2.13      $   1.54      $  0.26
                                                                    --------      --------      -------
                                                                    --------      --------      -------

      Diluted earnings per common share:
      Reported net income (loss)..................................  $   1.66      $   1.08      $ (0.05)
      Amortization of goodwill, net of taxes......................      0.37          0.38         0.31
                                                                    --------      --------      -------
      Adjusted net income.........................................  $   2.03      $   1.46      $  0.26
                                                                    --------      --------      -------
                                                                    --------      --------      -------

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

 (f) During 1999, we recorded provisions for restructuring and other special charges of $73 million in conjunction with the acquisition and planned integration of SBCL. Of the $73 million charge, $19.8 million represented stock-based employee compensation related to special one-time grants to certain employees of the combined company and accelerated vesting, $12.7 million represented professional and consulting fees related to planned integration activities and $3.5 million represented special recognition awards granted to certain employees involved in the transaction and integration planning processes of the SBCL acquisition. The remaining $36 million represented a charge to earnings in the fourth quarter of 1999 representing the costs associated with planned integration activities affecting Quest Diagnostics' operations and employees. See Note 4 to the Consolidated Financial Statements for further details.

 (g) In conjunction with our debt refinancing in 2001, we recorded a loss on debt extinguishment of $42 million. The loss represented the write-off of deferred financing costs of $23 million, associated with the debt which was refinanced, and $13 million of payments related primarily to the tender premium incurred in connection with our cash tender offer of our 10 3/4% senior subordinated notes due 2006. The remaining $6 million of losses represented amounts incurred in conjunction with the cancellation of certain interest rate swap agreements which were terminated in connection with the debt that was refinanced. See Note 7 to the Consolidated Financial Statements for further details.

 (h) During the fourth quarter of 2000, we recorded a $4.8 million loss on the extinguishment of debt representing the write-off of deferred financing costs resulting from the prepayment of $155 million of term loans under our then existing senior secured credit facility.

 (i) In conjunction with the acquisition of SBCL, we repaid the entire amount outstanding under our then existing credit agreement. The loss on the extinguishment of debt recorded in the third quarter of 1999 represented $3.6 million of deferred financing costs, which were written-off in connection with the extinguishment of the then existing credit agreement.

 (j) Potentially dilutive common shares primarily include stock options and restricted common shares granted under our Employee Equity Participation Program. During the period in which net income available for common stockholders is a loss, diluted weighted average common shares outstanding equals basic weighted average common shares outstanding, since under this circumstance, the incremental shares would have an anti-dilutive effect.

 (k) On December 31, 2001, the Company repurchased all of its then outstanding preferred stock for its par value of $1 million plus accrued dividends.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

OVERVIEW

    The underlying fundamentals of the diagnostic testing industry have improved since the early to mid-1990s, which was a period of declining reimbursement and reduced test utilization. During the early 1990s, the industry was negatively impacted by significant government regulation and investigations into various billing practices. In addition, the rapid growth of managed care, as a result of the need to reduce overall healthcare costs, and excess laboratory testing capacity, led to revenue and profit declines across the diagnostic testing industry, which in turn led to industry consolidation, particularly among commercial laboratories. As a result of these dynamics, fewer but larger commercial laboratories have emerged, which have greater economies of scale, rigorous programs designed to assure compliance with government billing regulations and other laws, and a more disciplined approach to pricing services. These changes have resulted in improved profitability and a reduced risk of non-compliance with complex government regulations. At the same time, a slowdown in the growth of managed care and decreasing influence by managed care organizations on the ordering of clinical laboratory testing by physicians has contributed to renewed growth in testing and further improvements in profitability since 1999. Partially offsetting these favorable trends have been changes in the United States economy during the last several years, which has resulted in an increase in the number of unemployed and uninsured. In addition, in an attempt to slow the rapidly rising costs of healthcare, employers and healthcare insurers have made design changes to healthcare plans, which shift a larger portion of healthcare costs to consumers. We believe that these factors have reduced the utilization of healthcare services in general. Orders for laboratory testing are generated from physician offices, hospitals and employers. As such, factors such as the number of unemployed and uninsured and design changes in healthcare plans, which impact the level of employment or the number of physicians office and hospital visits, will impact the utilization of laboratory testing.

    We believe the diagnostic testing industry has continued to grow during the last several years despite the slowdown in the United States economy and the changes in healthcare plan design, and that growth will accelerate as the economy improves. In addition, over the longer term, growth is expected to accelerate as a result of the following factors:

    o  general expansion and aging of the United States population;

    o continuing research and development in the area of genomics and proteomics, which is expected to yield new, more sophisticated and specialized diagnostics tests;

    o increasing recognition by consumers and payers of the value of early detection and prevention which can be provided through laboratory testing as a means to improve health and reduce the overall cost of healthcare; and

    o increasing affordability of tests due to advances in technology and cost efficiencies.

    Quest Diagnostics, as the largest clinical laboratory testing company with a leading position in most of its geographic markets and service offerings, is well positioned to benefit from the growth expected in the industry.

    Payments for clinical laboratory testing services are made by the government, health insurers, physicians, hospitals, employers and patients. Physicians, hospitals and employers are typically billed on a fee-for-service basis based on fee schedules, which are typically negotiated. Fees billed to patients and health insurers are based on the laboratory's patient fee schedule, subject to any limitations on fees negotiated with the health insurers or with physicians on behalf of their patients. Medicare and Medicaid reimbursements are based on fee schedules set by governmental authorities.

    We incur significant additional costs as a result of our participation in Medicare and Medicaid programs, as billing and reimbursement for clinical laboratory testing is subject to considerable and complex federal and state regulations. These additional costs include those related to: (1) complexity added to our billing processes; (2) training and education of our employees and customers; (3) compliance and legal costs; and (4) costs related to, among other factors, medical necessity denials and advance beneficiary notices. Compliance with applicable laws and regulations, as well as internal compliance policies and procedures, adds further complexity and costs to the billing process. We have implemented "best practices" that have significantly improved our billing and collection processes. These efforts, together with our Six Sigma and standardization initiatives, have significantly reduced bad debt expense as a percentage of net revenues over the last several years. While the total cost to comply with Medicare administrative requirements is disproportionate to our cost to bill other payers, average Medicare reimbursement rates approximate the Company's overall average reimbursement rate from all payers, making this business generally less profitable. Government payers, such as Medicare and Medicaid, as well as insurers and larger employers have taken steps and may continue to take steps to control the cost, utilization and delivery of healthcare services, including clinical laboratory services. Principally as a result of reimbursement reductions and measures adopted by the Centers for Medicare & Medicaid Services, or CMS (formerly the Health Care Financing Administration) which establishes procedures and continuously evaluates and implements changes in the reimbursement process to control utilization, the percentage of our aggregate net revenues derived from Medicare and Medicaid programs declined from approximately 20% in 1995 to approximately 17% in 2003. Despite the added cost and complexity of participating in the Medicare and Medicaid programs, we continue to participate in such programs because we believe that our other business may significantly depend on continued participation in the Medicare and Medicaid programs, because many customers want a single laboratory to perform all of their clinical laboratory testing services, regardless of who pays for such services.

    Health insurers, which typically contract with a limited number of clinical laboratories for their members, represent approximately one-half of our total testing volumes and one-half of our net revenues. Larger health insurers typically prefer to use large commercial clinical laboratories because they can provide services on a national or regional basis and can manage networks of local or regional laboratories to provide even broader access to their members and physicians. In certain markets, such as California, health insurers delegate their covered members to independent physician associations, or IPA, which in turn contract with laboratories for clinical laboratory services.

    Over the last decade, health insurers have been consolidating, resulting in fewer but larger insurers with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical laboratories. These health insurers demand that clinical laboratory service providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment contracts. Under these capitated payment contracts, the Company and health insurers agree to a predetermined monthly contractual rate for each member of the health insurer's plan regardless of the number or cost of services provided by the Company. Capitated agreements have historically been priced aggressively, particularly for exclusive or semi-exclusive arrangements. In 2003, we derived approximately 14% of our testing volume and 8% of our net revenues from capitated payment contracts. In recent years, there has been a shift in the way major insurers contract with clinical laboratories. Health insurers have begun to offer more freedom of choice to their affiliated physicians, including greater freedom to determine which laboratory to use and which tests to order. Accordingly, most of our agreements with major health insurers are non-exclusive arrangements. As a result, under these non-exclusive arrangements, physicians have more freedom of choice in selecting laboratories, and laboratories are likely to compete more on the basis of service and quality rather than price alone. Also, health insurers have been giving patients greater freedom of choice and patients have increasingly been selecting plans (such as preferred provider organizations and consumer driven plans) that offer a greater choice of providers. Pricing for these preferred provider organizations is typically negotiated on a fee-for-service basis, which generally results in higher revenue per requisition than under a capitated fee arrangement. Despite these trends, health insurers continue to aggressively seek cost reductions in order to keep their premiums to their customers competitive.

    We expect that the overall reimbursement dynamics for all payers on a combined basis are neutral for the diagnostic testing industry. Today, many federal and state governments face serious budget deficits and healthcare spending is a prime target for reductions. For example, the Prescription Drug, Improvement, and Modernization Act of 2003 eliminated for five years (beginning January 1, 2004) the provision for annual increases to the Medicare national fee schedule based on the consumer price index. Efforts to impose reduced reimbursements and more stringent cost controls by government and other payers for existing tests may continue. However, we believe that as new tests are developed which either improve on the effectiveness of existing tests or provide new diagnostic capabilities, government and other payers will add these tests as covered services, because of the importance of laboratory testing in assessing and managing the health of patients. We continue to emphasize the importance and the high value of laboratory testing with insurers and government payers at the federal and state level.

    The diagnostic testing industry is subject to seasonal fluctuations in operating results and cash flows. Typically, testing volume declines during the summer months, year-end holiday periods and other major holidays, reducing net revenues and operating cash flows below annual averages. Testing volume is also subject to declines in winter months due to inclement weather, which varies in severity from year to year.

    The diagnostic testing industry is labor intensive. Employee compensation and benefits constitute approximately one-half of our total costs and expenses. Cost of services consists principally of costs for obtaining, transporting and testing specimens. Selling, general and administrative expenses consist principally of the costs associated with our sales force, billing operations (including bad debt expense), and general management and administrative support.

    Information systems are used extensively in virtually all aspects of our business, including laboratory testing, billing, customer service, logistics, and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our information technology systems. In 2002, we began implementation of a standard laboratory information system and a standard billing system, which we expect will take several more years to complete. Through proper planning and execution, we expect to reduce the risks associated with systems conversions of this type, and minimize any disruptions in our operations.

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

    While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about one-half of our total costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments:

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

    Reserves for general and professional liability claims

    As a general matter, providers of clinical laboratory testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on our client base and reputation. We maintain various liability insurance programs for claims that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results and other exposures. Our insurance coverage limits our maximum exposure on individual claims; however, we are essentially self-insured for a significant portion of these claims. While the basis for claims reserves incorporates actuarially determined losses based upon our historical and projected loss experience, the process of analyzing, assessing and establishing reserve estimates relative to these types of claims involves a high degree of judgment. Changes in the facts and circumstances associated with a claim could have a material impact on our results of operations, principally costs of services, and cash flows in the period that reserve estimates are revised. We believe that present insurance coverage and reserves are sufficient to cover currently estimated exposures, but we cannot assure investors that we will not incur liabilities in excess of recorded reserves. Similarly, although we believe that we will be able to obtain adequate insurance coverage in the future at acceptable costs, we cannot assure investors that we will be able to do so.

    Billing-related settlement reserves

    Our business is subject to extensive and frequently changing federal, state and local laws and regulations. We have entered into several settlement agreements with various government and private payers during recent years relating to industry-wide billing and marketing practices that had been substantially discontinued by early 1993. In addition, we are aware of several pending lawsuits filed under the qui tam provisions of the civil False Claims Act and have received notices of private claims relating to billing issues similar to those that were the subject of prior settlements with various government payers. We have a comprehensive compliance program that is intended to ensure the strict implementation and observance of all applicable laws, regulations and Company policies. The Quality, Safety and Compliance Committee of the Board of Directors requires periodic reporting of compliance operations from management. As an integral part of our compliance program, we investigate all reported or suspected failures to comply with federal healthcare reimbursement requirements. Any non-compliance that results in Medicare or Medicaid overpayments is reported to the government and reimbursed by us. As a result of these efforts, we have periodically identified and reported overpayments. While we have reimbursed these overpayments and have taken corrective action where appropriate, we cannot assure investors that in each instance the government will necessarily accept these actions as sufficient.

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

    Accounting for and recoverability of goodwill

    In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 142, "Goodwill and Other Intangible Assets", or SFAS 142. The impact of adopting SFAS 142 is summarized in Note 2 to the Consolidated Financial Statements.

    Effective January 1, 2002, we evaluate the recoverability and measure the potential impairment of our goodwill under SFAS 142. The annual impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our Company, as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for the Company to the book value of our consolidated net assets. If the book value of our consolidated net assets is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit's goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. We believe our estimation methods are reasonable and reflective of common valuation practices.

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

ACQUISITION OF UNILAB CORPORATION

    On February 28, 2003, we completed the acquisition of Unilab Corporation, or Unilab, the leading commercial clinical laboratory in California. In connection with the acquisition, we paid $297 million in cash and issued 7.1 million shares of Quest Diagnostics common stock to acquire all of the outstanding capital stock of Unilab. In addition, we reserved approximately 0.3 million shares of Quest Diagnostics common stock for outstanding stock options of Unilab which were converted upon the completion of the acquisition into options to acquire shares of Quest Diagnostics common stock. In connection with the acquisition of Unilab, as part of a settlement agreement with the United States Federal Trade Commission, we entered into an agreement to sell to Laboratory Corporation of America Holdings, Inc., or LabCorp, certain assets in northern California for $4.5 million, including the assignment of agreements with four IPA's and leases for 46 patient service centers (five of which also serve as rapid response laboratories), or the Divestiture. We completed the transfer of assets and assignment of the IPA agreements to LabCorp and recorded a $1.5 million gain in the third quarter of 2003 in connection with the Divestiture, which is included in "other operating (income) expense, net" in the consolidated statements of operations. See Note 3 to the Consolidated Financial Statements for a full discussion of the Unilab acquisition and the Divestiture.

INTEGRATION OF ACQUIRED BUSINESSES

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", or SFAS 146. SFAS 146, which we adopted effective January 1, 2003, requires that a liability for a cost associated with an exit activity, including those related to employee termination benefits and contractual obligations, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under previous accounting guidance. The provisions of SFAS 146 apply to integration costs associated with actions that impact the employees and operations of Quest Diagnostics. Costs associated with actions that impact the employees and operations of an acquired company, such as Unilab, are accounted for as a cost of the acquisition and included in goodwill in accordance with Emerging Issues Task Force No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination".

    Unilab Corporation

    As part of the Unilab acquisition, we acquired all of Unilab's operations, including its primary testing facilities in Los Angeles, San Jose and Sacramento, California, and approximately 365 patient service centers and 35 rapid response laboratories and approximately 4,100 employees. During the fourth quarter of 2003, we finalized our plan related to the integration of Unilab into our laboratory network. As part of the plan, following the sale of certain assets to LabCorp as part of the Divestiture, we closed our previously owned clinical laboratory in the San Francisco Bay area and completed the integration of remaining customers in the northern California area to Unilab's laboratories in San Jose and Sacramento. We continue to have two laboratories in the Los Angeles metropolitan area (our facilities in Van Nuys and Tarzana). We plan to open a new regional laboratory in the Los Angeles metropolitan area and then integrate our business in the Los Angeles metropolitan area into the new facility.

    We expect to incur up to $20 million of costs through 2005 to integrate Unilab and our existing California operations. During 2003, we recorded $9 million of such costs associated with executing the plan. The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Employee groups affected as a result of this plan include those involved in the collection and testing of specimens, as well as administrative and other support functions. Of the $9 million in costs, $7.9 million was recorded in the fourth quarter and related to actions that impact the employees and operations of Unilab, was accounted for as a cost of the Unilab acquisition and included in goodwill. Of the $7.9 million, $6.8 million related to employee severance benefits for approximately 150 employees, with the remainder primarily related to contractual obligations. In addition, $1.1 million of integration costs, related to actions that impact Quest Diagnostics' employees and operations and comprised principally of employee severance benefits for approximately 30 employees, were accounted for as a charge to earnings in the third quarter of 2003 and included in "other operating (income) expense, net" within the consolidated statements of operations. As of December 31, 2003, accruals related to the Unilab integration plan totaled approximately $7 million. While the majority of the accrued costs at December 31, 2003 are expected to be paid in 2004, there are certain severance costs that have payment terms extending into 2005. The remaining estimated costs associated with executing the Unilab integration plan relate to actions which are expected to take place through 2005. Such costs will be accounted for as a charge to earnings in the periods that the related actions are taken.

    Upon completion of the Unilab integration, we expect to realize approximately $25 million to $30 million of annual synergies and we expect to achieve this annual rate of synergies by the end of 2005.

    American Medical Laboratories, Incorporated and Clinical Diagnostics Services, Incorporated

    On April 1, 2002, we completed our acquisition of all of the outstanding voting stock of American Medical Laboratories, Incorporated, or AML. In addition, during the fourth quarter of 2001, we acquired all of the voting stock of Clinical Diagnostic Services, Inc.

    See Notes 3 and 4 to the Consolidated Financial Statements for a full discussion of these transactions.

SIX SIGMA AND STANDARDIZATION INITIATIVES

    We intend to become recognized as the quality leader in the healthcare services industry. We continue to implement our Six Sigma and standardization initiatives throughout all aspects of our organization. Six Sigma is a management approach that requires a thorough understanding of customer needs and requirements, root cause analysis, process improvements and rigorous tracking and measuring of services. We have integrated our Six Sigma initiative with our initiative to standardize operations and processes across all of our Company by adopting identified Company best practices. We plan to continue these initiatives during the next several years and expect that their successful implementation will result in measurable improvements in customer satisfaction and operating results.

RESULTS OF OPERATIONS

    YEAR ENDED DECEMBER 31, 2003 COMPARED WITH YEAR ENDED DECEMBER 31, 2002

    Net income for the year ended December 31, 2003 increased to $437 million from $322 million for the prior year period. This increase in earnings was primarily attributable to revenue growth and improved efficiencies generated from our Six Sigma and standardization initiatives.

    Net Revenues

    Net revenues for the year ended December 31, 2003 grew by 15.3% over the prior year level and include the results of Unilab, which was acquired on February 28, 2003, for ten months. Net revenues for 2003 also included twelve months of results for AML, which was acquired on April 1, 2002. Pro forma revenue growth, assuming that the Unilab and AML acquisitions and the related Divestiture had been completed on January 1, 2002, was 4.3% for the year ended December 31, 2003.

    For the year ended December 31, 2003, clinical testing volume, measured by the number of requisitions, increased 11.3% compared to 2002. On a pro forma basis, assuming that the Unilab and AML acquisitions and the Divestiture had been completed on January 1, 2002, testing volume declined 1.2%. The combined effect of the severe winter storms and the New Jersey physicians' strike during the first quarter of 2003 and Hurricane

Isabel and the blackout in the third quarter of 2003 reduced testing volume by approximately 0.5% for the year ended December 31, 2003. In addition, our drugs-of-abuse testing business, which is most directly impacted by economic conditions and accounts for approximately 3% of our net revenues and 6% of our testing volume, declined during 2003, reducing Company-wide testing volume growth by approximately 0.5%. Both reported and pro forma testing volume have been impacted by general economic conditions, which have increased the number of uninsured and unemployed and, we believe, have reduced utilization of healthcare services in 2003.

    For the year ended December 31, 2003, average revenue per requisition improved 3.6%, or 5.1% on a pro forma basis, assuming that the Unilab and AML acquisitions and the Divestiture had been completed on January 1, 2002. These improvements in average revenue per requisition were primarily attributable to a continuing shift in test mix to higher value testing, including gene-based and esoteric testing. Gene-based testing net revenues exceeded $500 million for 2003, and grew over 20% compared to the prior year. In addition, a shift in payer mix to higher priced fee-for-service reimbursement contributed a portion of the increase in average revenue per requisition. The inclusion of Unilab's results subsequent to February 28, 2003 served to reduce average revenue per requisition, reflecting Unilab's lower revenue per requisition.

    Our businesses, other than clinical laboratory testing, which represent approximately 4% of our consolidated net revenues, grew approximately 16% during the year and contributed about 0.5% to the reported growth in net revenues.

    Operating Costs and Expenses

    Total operating costs and expenses for 2003 increased $426 million from 2002 primarily due to increases in our clinical testing volume (largely as a result of the Unilab acquisition), employee compensation and benefits, testing supply costs and depreciation expense. While our cost structure has been favorably impacted by the improved efficiencies generated from our Six Sigma and standardization initiatives, we continue to make investments to enhance our infrastructure to pursue our overall business strategy. These investments include:

    o Skills training for all employees, which together with our competitive pay and benefits, helps to increase employee satisfaction and performance, which we believe will result in better service to our customers;

    o Our information technology strategy, which is designed to improve our efficiency and provide better service to our customers; and

    o  Our strategic growth opportunities.

    Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 58.4% of net revenues for 2003, compared to 59.2% in the prior year. This improvement was primarily the result of efficiency gains resulting from our Six Sigma and standardization initiatives and the increase in average revenue per requisition. This improvement was partially offset by initial installation costs of deploying our Internet-based orders and results systems in physicians' offices and our patient service centers. The increase in the number of orders and test results reported via our Internet-based systems is improving the initial collection of billing information which is reducing the cost of billing and bad debt expense, both of which are components of selling, general and administrative expenses. At December 31, 2003, approximately 25% of our orders and approximately 35% of our test results were being transmitted via the Internet. Additionally, we are seeing an increase in the number of physicians who no longer draw blood in their office, which is resulting in an increase in the number of blood draws in our patient service centers or by our phlebotomists placed in physicians' offices. This shift has increased our operating costs associated with our blood draws, but is reducing costs in accessioning and other parts of our operations due to improved billing information and a reduction in the number of inadequate patient samples obtained by our trained phlebotomists compared to samples collected by physician employed phlebotomists.

    Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased during 2003, as a percentage of net revenues, to 24.6% from 26.2% in the prior year. This improvement was primarily due to efficiencies from our Six Sigma and standardization initiatives and the improvement in average revenue per requisition. During 2003, bad debt expense improved to 4.8% of net revenues, compared to 5.3% in 2002. The reduction in bad debt expense as a percentage of net revenues occurred despite the addition of Unilab, which has higher levels of bad debt than the rest of Quest Diagnostics. This improvement primarily relates to the collection of diagnosis, patient and insurance information necessary to more effectively bill for services performed. We believe that our Six Sigma and standardization initiatives and the increased use of electronic ordering by our customers will provide additional opportunities to further improve our overall collection experience and cost structure.

    Other operating (income) expense, net represents miscellaneous income and expense items related to operating activities, and includes gains and losses associated with the disposal of operating assets.

    Operating Income

    Operating income for the year ended December 31, 2003 improved to $796 million, or 16.8% of net revenues, from $592 million, or 14.4% of net revenues, in 2002. The increase in operating income was primarily due to revenue growth and improved efficiencies generated from our Six Sigma and standardization initiatives.

    Other Income (Expense)

    Net interest expense for the year ended December 31, 2003 increased from 2002 by $6 million and was primarily attributable to the amounts borrowed to finance the acquisition of Unilab and to repay substantially all of Unilab's outstanding debt, partially offset by decreased amounts borrowed under our secured receivables credit facility.

    Other income (expense), net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets.

    YEAR ENDED DECEMBER 31, 2002 COMPARED WITH YEAR ENDED DECEMBER 31, 2001

    Net income for the year ended December 31, 2002 increased to $322 million from $162 million for the year ended December 31, 2001. Assuming that the provisions of SFAS 142 related to accounting for goodwill amortization had been in effect in 2001, net income for the year ended December 31, 2001 would have been $198 million. The increase in earnings was primarily attributable to revenue growth, improved efficiencies generated from our Six Sigma and standardization initiatives, and a reduction in net interest expense, partially offset by increases in employee compensation and supply costs, depreciation expense and investments in our information technology strategy and strategic growth opportunities. In addition, results for the year ended December 31, 2001 included a loss on debt extinguishment of $42 million, which was incurred in conjunction with our debt refinancing in the second quarter of 2001.

    Net Revenues

    Net revenues for the year ended December 31, 2002 grew by 13.2% compared with the prior year. The acquisition of AML, which was completed on April 1, 2002, contributed approximately one-half of the increase in net revenues. For the year ended December 31, 2002, clinical testing volume, measured by the number of requisitions, increased 9.7% compared with the prior year.
Assuming AML had been part of Quest Diagnostics in 2001, clinical testing volume would have increased above the prior year level by 3.4% on a pro forma basis. Other smaller acquisitions completed in 2001 contributed approximately 1.5% to testing volume growth in 2002. Partially offsetting these increases was a decline in testing volumes associated with our drugs of abuse testing business, which reduced total Company testing volume for the year ended December 31, 2002 by about one-half of a percent. Drugs of abuse testing, which accounted for approximately 7% of our testing volume and 4% of our net revenues, was impacted by a general slowing of the economy and a corresponding slowdown in hiring. Average revenue per requisition increased 3.2% for the year ended December 31, 2002, compared with the prior year. The improvement in average revenue per requisition was primarily attributable to a continuing shift in test mix to higher value testing, including gene-based testing, which contributed over one-half of the improvement, and a shift in payer mix to higher priced fee-for-service reimbursement. We continued to see strong growth in our gene-based and esoteric testing with gene-based testing net revenues, which approached $400 million for the year, growing at more than 20% compared with the prior year. Our businesses, other than clinical laboratory testing, which accounted for approximately 4% of our total net revenues in 2002, grew about
15% over the prior year and accounted for 0.6% of the 13.2% increase in net revenues, or approximately $20 million. Most of this increase was from our MedPlus subsidiary, which we acquired in November 2001, which develops clinical connectivity products designed to enhance patient care.

    Operating Costs and Expenses

    Total operating costs for the year ended December 31, 2002 increased $300 million from the prior year primarily due to increases in our clinical testing volume, largely as a result of the AML acquisition, employee compensation and supply costs and depreciation expense; partially offset by reductions in amortization of goodwill and bad debt expense. While our cost structure has been favorably impacted by the synergies realized as a result of the integration of SBCL and the improved efficiencies generated from our Six Sigma and standardization initiatives, we continue to make investments to enhance our infrastructure to pursue our overall business strategy. These investments include those related to:

    o Skills training for all employees, which together with our competitive pay and benefits, helps to increase employee satisfaction and performance, which we believe will result in better service to our customers;

    o Our information technology strategy, which is designed to improve our efficiency and provide better service to our customers; and

    o  Our strategic growth opportunities.

    Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 59.2% of net revenues for the year ended December 31, 2002, decreasing slightly from 59.3% in the prior year. The positive impact of our Six Sigma and standardization initiatives and the increase in average revenue per requisition, which reduced cost of services as a percentage of net revenues, was partially offset by the addition of AML's higher cost of services as of April 1, 2002. Cost of services has also increased due to a greater percentage of patients having their blood drawn in our patient service centers or by our phlebotomists placed in physicians' offices. During 2002, in an effort to reduce their costs, many physicians took action to simplify activities in their offices by ceasing blood draws by physician staff. Additionally, reflected in the cost of services are the one-time installation costs of deploying our Internet-based orders and results systems in physicians' offices. As of December 31, 2002, approximately 10% of all orders and 15% of all test results were being transmitted via the Internet. Both the reduction of blood draws in the physicians' offices and the increased use of the Internet for ordering and resulting are improving the initial collection of billing information and generating savings in the cost of billing and bad debt expense, both of which are components of selling, general and administrative expense. Increased blood draws by Company-trained employee phlebotomists also improve the overall preparation of the blood sample, which can improve efficiency of the testing process.

    Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased during the year ended December 31, 2002 as a percentage of net revenues to 26.2% from 28.1% in the prior year. This decrease was primarily due to efficiencies from our Six Sigma and standardization initiatives, in particular bad debt expense, the improvement in average revenue per requisition and the impact of AML's cost structure as of April 1, 2002. During 2002, bad debt expense improved to 5.3% of net revenues, compared to 6.0% of net revenues in 2001. The improvements in bad debt expense were principally attributable to the continued progress that we have made in our overall collection experience through process improvements, driven by our Six Sigma and standardization initiatives. These improvements primarily relate to the collection of diagnosis, patient and insurance information necessary to effectively bill for services performed. We believe that our Six Sigma and standardization initiatives will provide additional opportunities to further improve our overall collection experience.

    Amortization of goodwill for the year ended December 31, 2002 decreased from the prior year by $38 million as the result of adopting SFAS 142, effective January 1, 2002. See Note 2 to the Consolidated Financial Statements for further details regarding the impact of SFAS 142.

    Other operating (income) expense, net represents miscellaneous income and expense items related to operating activities, such as gains and losses associated with the disposal of operating assets.

    Operating Income

    Operating income for the year ended December 31, 2002 improved to $592 million, or 14.4% of net revenues, from $412 million, or 11.3% of net revenues, in 2001. The increase in operating income was primarily due to revenue growth, improved efficiencies generated from our Six Sigma and standardization initiatives and a reduction in amortization of goodwill, partially offset by increases in employee compensation and supply costs, depreciation expense and investments in our information technology strategy and strategic growth opportunities.

    Other Income (Expense)

    Net interest expense for the year ended December 31, 2002 decreased from the prior year by $17 million. The reduction was primarily due to the favorable impact of our debt refinancings in 2001 and a favorable interest rate environment.

    In 2001, we refinanced a majority of our long-term debt on a senior unsecured basis. Specifically, we completed a $550 million senior notes offering, or the Senior Notes, and entered into a new $500 million senior unsecured credit facility, or the Credit Agreement, which included a five-year $325 million revolving credit agreement and a $175 million term loan. We used the net proceeds from the senior notes offering and the term loan, together with cash on hand, to repay all of the $584 million which was outstanding under our then existing senior secured credit agreement, including the costs to settle existing interest rate swap agreements, and to consummate a cash tender offer of our 10 3/4% senior subordinated notes due 2006, or the Subordinated Notes. In conjunction with our debt refinancing, we recorded a loss on debt extinguishment of $42 million, $36 million of which represented the write-off of $23 million of deferred financing costs, associated with the debt which was refinanced, and $13 million of payments related primarily to the tender premium incurred in connection with our cash tender offer for our Subordinated Notes. The remaining $6 million of losses represented amounts incurred in conjunction with the cancellation of certain interest rate swap agreements, which were terminated in connection with the debt that was refinanced. Prior to our debt refinancing, our secured credit agreement required us to maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with a portion of our variable interest rate indebtedness.

    Other income (expense), net, represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets. For the year ended December 31, 2002, other income (expense), net includes a $4.9 million pretax gain on the sale of certain assets, partially offset by losses on miscellaneous non-operating assets. For the year ended December 31, 2001, other income (expense), net includes the net impact of writing-off $9.6 million of certain impaired assets, partially offset by a $6.3 million gain on the sale of an investment.

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

IMPACT OF CONTINGENT CONVERTIBLE DEBENTURES ON DILUTED EARNINGS PER COMMON SHARE

    On November 26, 2001, we completed our $250 million offering of 1 3/4% contingent convertible debentures due 2021, or the Debentures. Each one thousand dollar principal amount of Debentures is convertible into 11.429 shares of our common stock, which represents an initial conversion price of $87.50 per share. Holders may surrender the Debentures for conversion into shares of our common stock under any of the following circumstances: (i) if the sales price of our common stock is above 120% of the conversion price (or $105 per share) for specified periods; (ii) if we call the Debentures; or (iii) if specified corporate transactions have occurred. See Note 11 to the Consolidated Financial Statements for a further discussion of the Debentures.

    The if-converted method is used in determining the dilutive effect of the Debentures in periods when the holders of such securities are permitted to exercise their conversion rights. As of and for each of the years ended December 31, 2003 and 2002, the holders of our Debentures did not have the ability to exercise their conversion rights. Had the requirements to allow the holders to exercise their conversion rights been met and the Debentures remained outstanding for the entire period, diluted earnings per common share would have been reduced by approximately 2% during each of the years ended December 31, 2003 and 2002.

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

    At December 31, 2003 and 2002, the fair value of our debt was estimated at $1.2 billion and $899 million, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2003 and 2002, the estimated fair value exceeded the carrying value of the debt by approximately $86 million and $77 million, respectively. An assumed 10% increase in interest rates (representing approximately 50 and 60 basis points at December 31, 2003 and 2002, respectively) would potentially reduce the estimated fair value of our debt by approximately $17 million and $21 million, respectively, at December 31, 2003 and 2002.

    The Debentures have a contingent interest component that will require us to pay contingent interest based on certain thresholds, as outlined in the indenture governing the Debentures. The contingent interest component, which is more fully described in Note 11 to the Consolidated Financial Statements, is considered to be a derivative instrument subject to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. As such, the derivative was recorded at its fair value in the consolidated balance sheets and was not material at December 31, 2003 and 2002.

    Borrowings under our unsecured revolving credit facility under our Credit Agreement, our term loan facilities and our secured receivables credit facility are subject to variable interest rates, unless fixed through interest rate swaps or other agreements. Interest rates on our unsecured revolving credit facility and term loans are subject to a pricing schedule that can fluctuate based on changes in our credit rating. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit rating. As of December 31, 2003, our borrowing rate for LIBOR-based loans was principally LIBOR plus 1.1875%. At December 31, 2003, there was $305 million outstanding under our term loan due June 2007 and there were no borrowings outstanding under our unsecured revolving credit facility or secured receivables credit facility.

    Based on our net exposure to interest rate changes, an assumed 10% change in interest rates on our variable rate indebtedness (representing approximately 12 basis points) would impact annual net interest expense by approximately $0.4 million, assuming no changes to the debt outstanding at December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

    Cash and Cash Equivalents

    Cash and cash equivalents at December 31, 2003 totaled $155 million, compared to $97 million at December 31, 2002. Cash flows from operating activities in 2003 provided cash of $663 million, which together with cash on-hand were used to fund investing and financing activities, which required cash of $417 million and $188 million, respectively. Cash and cash equivalents at December 31, 2002 totaled $97 million, a decrease of $26 million from December 31, 2001. Cash flows from operating activities in 2002 provided cash of $596 million, which together with cash on-hand were used to fund investing and financing activities, which required cash of $477 million and $145 million, respectively.

    Cash Flows from Operating Activities

    Net cash provided by operating activities for 2003 was $663 million compared to $596 million in the prior year period. This increase was primarily due to improved operating performance, partially offset by an increase in accounts receivable associated with growth in net revenues. Days sales outstanding, a measure of billing and collection efficiency, improved to 48 days at December 31, 2003 from 49 days at December 31, 2002. Net cash provided by operating activities for 2002 benefited from our ability to accelerate the tax deduction for certain operating expenses resulting from Internal Revenue Service rule changes.

    Net cash from operating activities for 2002 was $131 million higher than the 2001 level. This increase was primarily due to improved operating performance, our ability to accelerate the tax deductions resulting from Internal Revenue Service rule changes, efficiencies in our billing and collection processes and a reduction in SBCL integration costs paid. The increase was partially offset by settlement payments, primarily related to contractual disputes previously reserved for, and a decrease in the tax benefits realized associated with the exercise of employee stock options. The year-over-year comparisons were also impacted by the payment of indemnifiable tax matters to GlaxoSmithKline in 2002 and cash received from Corning Incorporated in 2001 related to an indemnified billing-related claim. Days sales outstanding decreased to 49 days at December 31, 2002 from 54 days at December 31, 2001.

    Cash Flows from Investing Activities

    Net cash used in investing activities in 2003 was $417 million, consisting primarily of acquisition and related transaction costs of $238 million to acquire the outstanding capital stock of Unilab and capital expenditures of $175 million. The acquisition and related transaction costs included the cash portion of the

Unilab purchase price of $297 million and approximately $12 million of transaction costs paid in 2003, partially offset by $72 million of cash acquired from Unilab.

    Net cash used in investing activities in 2002 was $477 million, consisting primarily of acquisition and related costs of $334 million, primarily to acquire the outstanding voting stock of AML, and capital expenditures of $155 million.

    Cash Flows from Financing Activities

    Net cash used in financing activities in 2003 was $188 million, consisting primarily of debt repayments totaling $392 million and purchases of treasury stock totaling $258 million, partially offset by $450 million of borrowings under our term loan due June 2007. Borrowings under our term loan due
June 2007 were used to finance the cash portion of the purchase price and related transaction costs associated with the acquisition of Unilab, and to repay $220 million of debt, representing substantially all of Unilab's then existing outstanding debt, and related accrued interest. Of the $220 million, $124 million represented payments related to our cash tender offer, which was completed on March 7, 2003, for all of the outstanding $101 million principal amount of Unilab's 12 3/4% Senior Subordinated Notes due 2009 and $23 million of related tender premium and associated tender offer costs. The remaining debt repayments in 2003 consisted primarily of $145 million of repayments under our term loan due June 2007 and $24 million of capital lease repayments. The $258 million in treasury stock purchases represents 4.0 million shares of our common stock repurchased at an average price of $64.54 per share.

    Net cash used in financing activities in 2002 was $145 million, consisting primarily of the net cash activity associated with the financing of the AML acquisition. We financed AML's all-cash purchase price of approximately $335 million and related transaction costs, together with the repayment of approximately $150 million of acquired AML debt and accrued interest with cash on-hand, $300 million of borrowings under our secured receivables credit facility and $175 million of borrowings under our unsecured revolving credit facility. During the last three quarters of 2002, we repaid all of the $475 million in borrowings related to the acquisition of AML.

    Dividend Policy

    Through October 20, 2003, we had never declared or paid cash dividends on our common stock. On October 21, 2003, our Board of Directors declared the payment of a quarterly cash dividend of $0.15 per common share. The initial quarterly dividend was paid on January 23, 2004 to shareholders of record on January 8, 2004 and totaled $15.4 million. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

    Share Repurchase Plan

    In May 2003, our Board of Directors authorized a share repurchase program, which permits us to purchase up to $300 million of our common stock. In October 2003, our Board of Directors increased our share repurchase authorization by an additional $300 million. Through December 31, 2003, we have repurchased 4.0 million shares of our common stock at an average price of $64.54 per share for a total of $258 million under the program. We expect to fund the share repurchase program with cash flows from operations and do not expect the share repurchase program to have a material impact on our ability to finance future growth.

    Contingent Convertible Debentures

    On November 30, 2004, 2005, 2008, 2012 and 2016 each holder of the Debentures may require us to repurchase the holder's Debentures for the principal amount of the Debentures plus any accrued and unpaid interest. We may repurchase the $250 million Debentures for cash, common stock, or a combination of both. We expect to settle any repurchases from any put on the Debentures with a cash payment, funding such payment with a combination of cash on-hand and borrowings under our credit facilities.

    Contractual Obligations and Commitments

    The following table summarizes certain of our contractual obligations as of December 31, 2003. See Notes 11 and 15 to the Consolidated Financial Statements for further details.

                                                                    PAYMENTS DUE BY PERIOD
                                                                    ----------------------
                                                                        (IN THOUSANDS)
                                                            LESS THAN                                    AFTER
           CONTRACTUAL OBLIGATIONS               TOTAL       1 YEAR       1-3 YEARS       4-5 YEARS     5 YEARS
           -----------------------               -----       ------      -----------     -----------    -------
Long-term debt...............................  $1,101,071   $ 72,817      $424,404        $ 81,919      $521,931
Capital lease obligations....................       1,586      1,133           421              32             -
Operating leases.............................     529,781    122,596       170,236         100,799       136,150
Purchase obligations.........................      75,046     39,269        35,420             202           155
                                               ----------   --------      --------        --------      --------
    Total contractual obligations............  $1,707,484   $235,815      $630,481        $182,952      $658,236
                                               ----------   --------      --------        --------      --------
                                               ----------   --------      --------        --------      --------

    See Note 11 to the Consolidated Financial Statements for a full description of the terms of our indebtedness and related debt service requirements. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases, noncancelable commitments to purchase products or services, and reserves with respect to insurance and billing-related claims is contained in Note 15 to the Consolidated Financial Statements.

    In December 2003, we entered into two lines of credit with two financial institutions totaling $68 million for the issuance of letters of credit, which mature in December 2004. Standby letters of credit are obtained, principally in support of our risk management program, to ensure our performance or payment to third parties and amounted to $57 million at December 31, 2003, of which $44 million was issued against the $68 million letter of credit lines with the remaining $13 million issued against our $325 million unsecured revolving credit facility. The letters of credit, which are renewed annually, primarily represent collateral for automobile liability and workers' compensation loss payments.

    Our credit agreements relating to our unsecured revolving credit facility and our term loan facilities contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness, repurchase shares of our outstanding common stock, make additional investments and consummate acquisitions. We do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

    Unconsolidated Joint Ventures

    We have investments in unconsolidated joint ventures in Phoenix, Arizona; Indianapolis, Indiana; and Dayton, Ohio, which are accounted for under the equity method of accounting. We believe that our transactions with our joint ventures are conducted at arm's length, reflecting current market conditions and pricing. Total net revenues of our unconsolidated joint ventures, on a combined basis, are less than 6% of our consolidated net revenues. Total assets associated with our unconsolidated joint ventures are less than 3% of our consolidated total assets. We have no material unconditional obligations or guarantees to, or in support of, our unconsolidated joint ventures and their operations.

    Requirements and Capital Resources

    We estimate that we will invest approximately $180 million to $190 million during 2004 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades. During January 2004, $13 million in letters of credit issued against our $325 million unsecured revolving credit facility were cancelled and $17 million of letters of credit were issued under the letter of credit lines. As of February 26, 2004, all of the $325 million unsecured revolving credit facility and all of the $250 million secured receivables credit facility remained available to us for future borrowing. Our secured receivables credit facility is set to expire on April 21, 2004. We are currently in discussions with our lenders regarding a replacement for the facility and expect to have a replacement in place during the second quarter of 2004. If in the unexpected instance the facility is not renewed, we expect that other sources of liquidity could be readily obtained.

    We believe that cash from operations and our borrowing capacity under our credit facilities and any replacement facilities will provide sufficient financial flexibility to meet seasonal working capital requirements and to fund capital expenditures, debt service requirements, cash dividends on common shares, share repurchases and additional growth opportunities for the foreseeable future, exclusive of any potential temporary impact of the Health Insurance Portability and Accountability Act of 1996, as discussed below. Our investment grade credit ratings have had a favorable impact on our cost of and access to capital, and we believe that our improved financial performance should provide us with access to additional financing, if necessary, to fund growth opportunities that cannot be funded from existing sources.

HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT OF 1996

    The Secretary of the Department of Human Health and Services, or HHS, has issued final regulations under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, designed to improve the efficiency and effectiveness of the healthcare system by facilitating the electronic exchange of information in certain financial and administrative transactions while protecting the privacy and security of the information exchanged. Three principal regulations have been issued: privacy regulations, security regulations, and standards for electronic transactions.

    We implemented the HIPAA privacy regulations by April 2003, as required, and are conducting an analysis to determine the proper security measures to reasonably and appropriately comply with the standards and implementation specifications by the compliance deadline of April 20, 2005.

    The HIPAA regulations on electronic transactions, which we refer to as the transaction standards, establish uniform standards for electronic transactions and code sets, including the electronic transactions and code sets used for claims, remittance advices, enrollment and eligibility.

    On September 23, 2003, CMS announced that it would implement a contingency plan for the Medicare program to accept electronic transactions that are not fully compliant with the transaction standards after the October 16, 2003 compliance deadline. The CMS contingency plan, as announced, allows Medicare carriers to continue to accept and process Medicare claims in the pre-October 16 electronic formats to give healthcare providers additional time to complete the testing process, provided that they continue to make a good faith effort to comply with the new standards. Almost all other payers have followed the lead of CMS, accepting legacy formats until both parties to the transactions are ready to implement the new electronic transaction standards.

    As part of its plan, CMS is expected to regularly reassess the readiness of its healthcare providers to determine how long the contingency plan will remain in effect. Many of our payers were not ready to implement the transaction standards by the October 2003 compliance deadline or were not ready to test or trouble-shoot claims submissions. We are working in good faith with payers that have not converted to the new standards to reach agreement on each payer's data requirements and to test claims submissions.

    The HIPAA transaction standards are complex, and subject to differences in interpretation by payers. For instance, some payers may interpret the standards to require us to provide certain types of information, including demographic information not usually provided to us by physicians. As a result of inconsistent interpretation of transaction standards by payers or our inability to obtain certain billing information not usually provided to us by physicians, we could face increased costs and complexity, a temporary disruption in receipts and ongoing reductions in reimbursements and net revenues. We are working closely with our payers to establish acceptable protocols for claims submissions and with our trade association and an industry coalition to present issues and problems as they arise to the appropriate regulators and standards setting organizations. Compliance with the HIPAA requirements requires significant capital and personnel resources from all healthcare organizations. While we believe that our total costs to comply with HIPAA will not be material to our results of operations or cash flows, additional customer contact to obtain data for billing as a result of different interpretations of the current regulations could impose significant additional costs on us.

OUTLOOK

    As discussed in the Overview, we believe that the underlying fundamentals of the diagnostic testing industry will continue to improve and that the growth in the market for laboratory testing will accelerate over the long term. We believe that in the short term, the market will continue to expand, despite the negative impact which the current levels of unemployed and uninsured, and healthcare plan design changes are having on our business. As the leading national provider of diagnostic testing, information and related services with the most extensive network of laboratories and patient service centers throughout the United States, we expect to further enhance patient access and customer service. We provide a broad range of benefits for customers including: continued improvements in quality; convenience and accessibility; a broad test menu; and a broad range of information technology products to help providers and insurers better manage their patients' health.

    We continue to invest in areas that are differentiating us from our competitors, including: Six Sigma quality, which is benefiting margins by improving efficiencies and is beginning to attract new business by improving service quality; state-of-the-art electronic client connectivity options that enhance customer loyalty; and new tests and testing techniques including gene-based testing. We also pursue selective acquisitions when they make strategic and economic sense. While there are fewer large acquisition opportunities available as a result of industry consolidation, there remain numerous regional and local acquisition opportunities. Additionally, we see an opportunity to use our strong customer service capabilities to expand our current position in many markets around the country.

    Our credit profile continues to improve. Our strong cash generation and balance sheet position us well to take advantage of growth opportunities.

INFLATION

    We believe that inflation generally does not have a material adverse effect on our results of operations or financial condition because the majority of our contracts are short term.

IMPACT OF NEW ACCOUNTING STANDARDS

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", as revised in December 2003. The impact of this accounting standard is discussed in Note 2 to the Consolidated Financial Statements.

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

    The Audit and Finance Committee of the Board of Directors is responsible for reviewing and monitoring Quest Diagnostics' financial reporting and accounting practices and the annual appointment of the independent auditors. The Audit and Finance Committee meets periodically with management, the internal auditors and the independent auditors to review and assess the activities of each. Both the independent auditors and the internal auditors meet with the Audit and Finance Committee, without management present, to review the results of their audits.

    The consolidated financial statements have been audited by our independent auditors, PricewaterhouseCoopers LLP. Their responsibility is to express an opinion with respect to the consolidated financial statements on the basis of an audit conducted in accordance with auditing standards generally accepted in the United States of America.

    By /s/ Kenneth W. Freeman                         Chairman of the Board and               February 26, 2004
       ----------------------------                     Chief Executive Officer
           Kenneth W. Freeman

    By /s/ Surya N. Mohapatra                         President and                           February 26, 2004
       ----------------------------                     Chief Operating Officer
           Surya N. Mohapatra

    By /s/ Robert A. Hagemann                         Senior Vice President and               February 26, 2004
       ----------------------------                     Chief Financial Officer
           Robert A. Hagemann

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Quest Diagnostics Incorporated

    In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Quest Diagnostics Incorporated and its subsidiaries (the "Company") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 2 to the financial statements, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which changed the method of accounting for goodwill and other intangible assets effective January 1, 2002.

/s/ PricewaterhouseCoopers LLP
_______________________________
  PricewaterhouseCoopers LLP
  Stamford, Connecticut
  January 23, 2004

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 2003         2002
                                                              ----------   ----------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $  154,958   $   96,777
Accounts receivable, net of allowance of $211,739 and
  $193,456 at December 31, 2003 and 2002, respectively......     609,187      522,131
Inventories.................................................      72,484       60,899
Deferred income taxes.......................................     108,975      102,700
Prepaid expenses and other current assets...................      50,182       41,936
                                                              ----------   ----------
    Total current assets....................................     995,786      824,443
PROPERTY, PLANT AND EQUIPMENT, NET..........................     607,305      570,149
GOODWILL, NET...............................................   2,518,875    1,788,850
INTANGIBLE ASSETS, NET......................................      16,978       22,083
DEFERRED INCOME TAXES.......................................      49,635       29,756
OTHER ASSETS................................................     112,839       88,916
                                                              ----------   ----------
TOTAL ASSETS................................................  $4,301,418   $3,324,197
                                                              ----------   ----------
                                                              ----------   ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses.......................  $  649,850   $  609,945
Current portion of long-term debt...........................      73,950       26,032
                                                              ----------   ----------
    Total current liabilities...............................     723,800      635,977
LONG-TERM DEBT..............................................   1,028,707      796,507
OTHER LIABILITIES...........................................     154,217      122,850
COMMITMENTS AND CONTINGENCIES
COMMON STOCKHOLDERS' EQUITY:
Common stock, par value $0.01 per share; 300,000 shares
  authorized; 106,804 and 97,963 shares issued at December
  31, 2003 and 2002, respectively...........................       1,068          980
Additional paid-in capital..................................   2,267,014    1,817,511
Retained earnings (accumulated deficit).....................     380,559      (40,772)
Unearned compensation.......................................      (2,346)      (3,332)
Accumulated other comprehensive income (loss)...............       5,947       (5,524)
Treasury stock, at cost; 3,990 shares at December 31,
  2003......................................................    (257,548)           -
                                                              ----------   ----------
    Total common stockholders' equity.......................   2,394,694    1,768,863
                                                              ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..................  $4,301,418   $3,324,197
                                                              ----------   ----------
                                                              ----------   ----------

The accompanying notes are an integral part of these statements.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 2003         2002         2001
                                                              ----------   ----------   ----------
NET REVENUES................................................  $4,737,958   $4,108,051   $3,627,771

OPERATING COSTS AND EXPENSES:
Cost of services............................................   2,768,623    2,432,388    2,151,594
Selling, general and administrative.........................   1,165,700    1,074,841    1,018,680
Amortization of goodwill....................................           -            -       38,392
Amortization of intangible assets...........................       8,201        8,373        7,715
Other operating (income) expense, net.......................      (1,020)         307         (160)
                                                              ----------   ----------   ----------

    Total operating costs and expenses......................   3,941,504    3,515,909    3,216,221
                                                              ----------   ----------   ----------

OPERATING INCOME............................................     796,454      592,142      411,550

OTHER INCOME (EXPENSE):
Interest expense, net.......................................     (59,789)     (53,673)     (70,523)
Minority share of income....................................     (17,630)     (14,874)      (9,953)
Equity earnings in unconsolidated joint ventures............      17,439       16,714       10,763
Loss on debt extinguishment.................................           -            -      (42,012)
Other income (expense), net.................................       1,324        2,068       (3,236)
                                                              ----------   ----------   ----------
    Total non-operating expenses, net.......................     (58,656)     (49,765)    (114,961)
                                                              ----------   ----------   ----------

INCOME BEFORE TAXES.........................................     737,798      542,377      296,589
INCOME TAX EXPENSE..........................................     301,081      220,223      134,286
                                                              ----------   ----------   ----------
NET INCOME..................................................  $  436,717   $  322,154   $  162,303
                                                              ----------   ----------   ----------
                                                              ----------   ----------   ----------
BASIC EARNINGS PER COMMON SHARE:
Net income..................................................  $     4.22   $     3.34   $     1.74
Weighted average common shares outstanding -- basic.........     103,416       96,467       93,053

DILUTED EARNINGS PER COMMON SHARE:
Net income..................................................  $     4.12   $     3.23   $     1.66
Weighted average common shares outstanding -- diluted.......     105,932       99,790       97,610

The accompanying notes are an integral part of these statements.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                                2003        2002         2001
                                                              ---------   ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $ 436,717   $ 322,154   $   162,303
Adjustments to reconcile net income to net cash provided by
  operating activities:
Depreciation and amortization...............................    153,903     131,391       147,727
Provision for doubtful accounts.............................    228,222     217,360       218,271
Loss on debt extinguishment.................................          -           -        42,012
Deferred income tax provision (benefit).....................     33,853      90,401          (560)
Minority share of income....................................     17,630      14,874         9,953
Stock compensation expense..................................      5,297       9,028        20,672
Tax benefits associated with stock-based compensation
  plans.....................................................     30,496      44,507        71,917
Other, net..................................................     (1,583)       (813)        1,034
Changes in operating assets and liabilities:
    Accounts receivable.....................................   (254,865)   (168,185)     (230,131)
    Accounts payable and accrued expenses...................     (6,795)    (12,658)       12,788
    Integration, settlement and other special charges.......    (18,942)    (29,668)      (48,664)
    Income taxes payable....................................     26,493      (3,912)       23,131
    Other assets and liabilities, net.......................     12,373     (18,108)       35,350
                                                              ---------   ---------   -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES...................    662,799     596,371       465,803
                                                              ---------   ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions, net of cash acquired.................   (237,610)   (333,512)     (152,864)
Capital expenditures........................................   (174,641)   (155,196)     (148,986)
Increase in investments and other assets....................    (13,842)     (9,728)      (20,428)
Proceeds from disposition of assets.........................      9,043      10,564        22,673
Collection of note receivable...............................          -      10,660         2,989
                                                              ---------   ---------   -----------
NET CASH USED IN INVESTING ACTIVITIES.......................   (417,050)   (477,212)     (296,616)
                                                              ---------   ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings....................................    450,000     475,237       969,939
Repayments of debt..........................................   (391,718)   (634,278)   (1,175,489)
Purchases of treasury stock.................................   (257,548)          -             -
Exercise of stock options...................................     29,887      27,034        25,631
Distributions to minority partners..........................    (14,253)    (12,192)       (8,718)
Financing costs paid........................................     (4,227)       (129)      (28,459)
Redemption of preferred stock...............................          -           -        (1,000)
Preferred dividends paid....................................          -           -          (236)
Other.......................................................        291        (386)            -
                                                              ---------   ---------   -----------

NET CASH USED IN FINANCING ACTIVITIES.......................   (187,568)   (144,714)     (218,332)
                                                              ---------   ---------   -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS.....................     58,181     (25,555)      (49,145)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR................     96,777     122,332       171,477
                                                              ---------   ---------   -----------

CASH AND CASH EQUIVALENTS, END OF YEAR......................  $ 154,958   $  96,777   $   122,332
                                                              ---------   ---------   -----------
                                                              ---------   ---------   -----------

The accompanying notes are an integral part of these statements.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                                 (IN THOUSANDS)

                                                              RETAINED                 ACCUMULATED
                                                ADDITIONAL    EARNINGS      UNEARNED     OTHER                     COMPRE-
                                       COMMON    PAID-IN     (ACCUMULATED   COMPEN-    COMPREHENSIVE   TREASURY    HENSIVE
                                       STOCK     CAPITAL      DEFICIT)       SATION    INCOME (LOSS)     STOCK      INCOME

BALANCE, DECEMBER 31, 2000..........  $ 465    $1,591,976    $(525,111)    $(31,077)     $(5,458)     $       -
Net income..........................                           162,303                                            $162,303
Other comprehensive income..........                                                       1,988                     1,988
                                                                                                                  --------
Comprehensive income................                                                                              $164,291
                                                                                                                  --------
                                                                                                                  --------
Two-for-one stock split
 (47,149 common shares).............    472          (472)
Preferred dividends declared........                              (118)
Issuance of common stock under
 benefit plans (233 common shares)..      2        25,040                   (3,540)
Exercise of stock options
 (2,101 common shares)..............     21        25,610
Tax benefits associated with
 stock-based compensation plans.....               71,917
Adjustment to Corning receivable....                  605
Amortization of unearned
 compensation.......................                                        21,364
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2001..........    960     1,714,676     (362,926)    (13,253)       (3,470)             -
Net income..........................                           322,154                                            $322,154
Other comprehensive loss............                                                      (2,054)                   (2,054)
                                                                                                                  --------
Comprehensive income................                                                                              $320,100
                                                                                                                  --------
                                                                                                                  --------
Issuance of common stock under
 benefit plans (418 common shares)..      4        31,310
Exercise of stock options
 (1,521 common shares)..............     16        27,018
Tax benefits associated with
 stock-ased compensation plans.....                44,507
Amortization of unearned
 compensation.......................                                         9,921
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2002..........    980     1,817,511      (40,772)     (3,332)       (5,524)             -
Net income..........................                           436,717                                            $436,717
Other comprehensive income..........                                                      11,471                    11,471
                                                                                                                  --------
Comprehensive income................                                                                              $448,188
                                                                                                                  --------
                                                                                                                  --------
Dividend declared...................                           (15,386)
Shares issued to acquire Unilab
 (7,055 common shares)..............     71       372,393
Fair value of Unilab converted
 options............................                8,452
Issuance of common stock under
 benefit plans (400 common shares)..      4        18,081                   (4,313)
Exercise of stock options
 (1,567 common shares)..............     15        29,872
Shares to cover employee payroll tax
 withholdings on stock issued under
 benefit plans (181 common shares)..     (2)       (9,791)
Tax benefits associated with
 stock-based compensation plans.....               30,496
Amortization of unearned
 compensation.......................                                         5,299
Purchases of treasury stock
 (3,990 common shares)..............                                                                   (257,548)
----------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 2003.......... $1,068    $2,267,014    $ 380,559     $(2,346)      $ 5,947      $(257,548)
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------

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

    As the nation's leading provider of diagnostic testing and related services for the healthcare industry, Quest Diagnostics offers a broad range of clinical laboratory testing services to physicians, hospitals, managed care organizations, employers, governmental institutions and other commercial clinical laboratories. Quest Diagnostics is the leading provider of esoteric testing, including gene-based testing, and testing for drugs of abuse. The Company is also a leading provider of anatomic pathology services and testing to support clinical trials of new pharmaceuticals worldwide. Through the Company's national network of laboratories and patient service centers, and its esoteric testing laboratory and development facilities, Quest Diagnostics offers comprehensive and innovative diagnostic testing, information and related services used by physicians and other healthcare customers to diagnose, treat and monitor diseases and other medical conditions.

    During 2003, Quest Diagnostics processed over 130 million requisitions through its extensive network of laboratories and patient service centers in virtually every major metropolitan area throughout the United States.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation

    The consolidated financial statements include the accounts of all entities controlled by the Company. The equity method of accounting is used for investments in affiliates which are not Company controlled, in which the Company's ownership interest is between 20 and 49 percent and in which the Company has significant influence. The Company's share of equity earnings from investments in affiliates, accounted for under the equity method, totaled $17.4 million, $16.7 million and $10.8 million, respectively, for 2003, 2002 and 2001. All significant intercompany accounts and transactions are eliminated in consolidation.

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



Reclassifications

    Certain amounts reported in the Company's consolidated statements of operations for the years ended December 31, 2002 and 2001 have been reclassified to conform to the December 31, 2003 presentation, which reports operating income on the face of the consolidated statements of operations. In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections"
("SFAS 145"). Pursuant to SFAS 145, the extraordinary loss associated with the extinguishment of debt in 2001, previously presented net of applicable taxes, was reclassified to other non-operating expenses. Certain amounts reported in the Company's consolidated statements of cash flows for the years ended
December 31, 2002 and 2001 have been reclassified to conform to the December 31, 2003 presentation.

    Revenue Recognition

    The Company primarily recognizes revenue for services rendered upon completion of the testing process. Billings for services under third-party payer programs, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts under such

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

programs. Adjustments to the estimated receipts, based on final settlement with the third-party payers, are recorded upon settlement. In 2003, 2002 and 2001, approximately 17%, 15% and 14%, respectively, of net revenues were generated by Medicare and Medicaid programs. Under capitated agreements with health insurers, the Company recognizes revenue based on a predetermined monthly contractual rate for each member of the insurers' health plan regardless of the number or cost of services provided by the Company.

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

    Basic earnings per common share is calculated by dividing net income, less preferred stock dividends ($30 per quarter in 2001), by the weighted average common shares outstanding. Diluted earnings per common share is calculated by dividing net income, less preferred stock dividends, by the weighted average common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. The if-converted method is used in determining the dilutive effect of the Company's 1 3/4% contingent convertible debentures in periods when the holders of such securities are permitted to exercise their conversion rights (see Note 11). Potentially dilutive common shares include outstanding stock options and restricted common shares granted under the Company's Employee Equity Participation Program. During the fourth quarter of 2001, the Company redeemed all of its then issued and outstanding shares of preferred stock.

    The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

                                                       2003       2002       2001
                                                       ----       ----       ----
Net income.........................................  $436,717   $322,154   $162,303
Less: Preferred stock dividends....................         -          -        118
                                                     --------   --------   --------
Net income available to common stockholders........  $436,717   $322,154   $162,185
                                                     --------   --------   --------
                                                     --------   --------   --------

Weighted average common shares
  outstanding -- basic.............................   103,416     96,467     93,053

Effect of dilutive securities:
Stock options......................................     2,343      2,879      3,854
Restricted common stock............................       173        444        703
                                                     --------   --------   --------
Weighted average common shares
  outstanding -- diluted...........................   105,932     99,790     97,610
                                                     --------   --------   --------
                                                     --------   --------   --------

Basic earnings per common share:
Net income.........................................  $   4.22   $   3.34   $   1.74
                                                     --------   --------   --------
                                                     --------   --------   --------

Diluted earnings per common share:
Net income.........................................  $   4.12   $   3.23   $   1.66
                                                     --------   --------   --------
                                                     --------   --------   --------

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

    The following securities were not included in the diluted earnings per share calculation due to their antidilutive effect (in thousands):

                                                        2003       2002       2001
                                                        ----       ----       ----
Stock options......................................     2,009      2,352      1,820
Restricted common stock............................        -          -         20

    Stock-Based Compensation

    SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment of FASB Statement No. 123" ("SFAS 148") encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. In addition, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

    The Company has chosen to adopt the disclosure only provisions of SFAS 148 and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under this approach, the cost of restricted stock awards is expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense. Stock-based compensation expense recorded in accordance with APB 25, relating to restricted stock awards, was $5 million, $9 million and $21 million in 2003, 2002 and 2001, respectively.

    The Company has several stock ownership and compensation plans, which are described more fully in Note 13. The following table presents net income and basic and diluted earnings per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts granted for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148:

                                                       2003       2002       2001
                                                       ----       ----       ----
Net income, as reported............................  $436,717   $322,154   $162,303
Add: Stock-based compensation under APB 25.........     5,297      9,028     20,672
Deduct: Total stock-based compensation expense
  determined under fair value method for all
  awards, net of related tax effects...............   (52,351)   (47,393)   (45,079)
                                                     --------   --------   --------
Pro forma net income...............................  $389,663   $283,789   $137,896
                                                     --------   --------   --------
                                                     --------   --------   --------
Earnings per common share:
Basic -- as reported...............................  $   4.22   $   3.34   $   1.74
                                                     --------   --------   --------
                                                     --------   --------   --------
Basic -- pro forma.................................  $   3.77   $   2.94   $   1.48
                                                     --------   --------   --------
                                                     --------   --------   --------

Diluted -- as reported.............................  $   4.12   $   3.23   $   1.66
                                                     --------   --------   --------
                                                     --------   --------   --------
Diluted -- pro forma...............................  $   3.72   $   2.87   $   1.41
                                                     --------   --------   --------
                                                     --------   --------   --------

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       2003       2002       2001
                                                       ----       ----       ----
Dividend yield.....................................    0.0%       0.0%       0.0%
Risk-free interest rate............................    2.8%       4.2%       5.1%
Expected volatility................................   48.1%      45.2%      47.7%
Expected holding period, in years..................       5          5          5

    The majority of options granted in 2003 were issued prior to the declaration of the Company's quarterly cash dividend in the fourth quarter of 2003 and as such carry a dividend yield of 0%, thereby reducing the weighted average dividend yield for 2003 to 0.0%.

    Foreign Currency

    Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. Gains and losses from foreign currency transactions are included within "other operating (income) expense, net" in the consolidated statements of operations. Transaction gains and losses have not been material.

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

    Property, Plant and Equipment

    Property, plant and equipment is recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and expensed as incurred for preliminary project activities and post-implementation activities. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project and interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Certain costs, such as

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

maintenance and training, are expensed as incurred. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Depreciation and amortization are provided on the straight-line method over expected useful asset lives as follows: buildings and improvements, ranging from ten to thirty years; laboratory equipment and furniture and fixtures, ranging from three to seven years; leasehold improvements, the lesser of the useful life of the improvement or the remaining life of the building or lease, as applicable; and computer software developed or obtained for internal use, ranging from three to five years.

    Goodwill

    Goodwill represents the cost of acquired businesses in excess of the fair value of assets acquired, including separately recognized intangible assets, less the fair value of liabilities assumed in a business combination. In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which broadens the criteria for recording intangible assets separate from goodwill and requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment. Prior to July 1, 2001, goodwill was amortized on the straight-line method over periods not exceeding forty years. Pursuant to SFAS 142, goodwill recorded in connection with acquisitions consummated prior to July 1, 2001 continued to be amortized through December 31, 2001 and has not been amortized thereafter. In addition, goodwill recognized in connection with acquisitions consummated after June 30, 2001 has not been amortized.

    The following table presents net income and basic and diluted earnings per common share, adjusted to reflect results as if the nonamortization provisions of SFAS 142 had been in effect for the periods presented:

                                                       2003       2002       2001
                                                       ----       ----       ----
Net income, as reported............................  $436,717   $322,154   $162,303
Add back: Amortization of goodwill, net of taxes...         -          -     35,964
                                                     --------   --------   --------
Adjusted net income................................  $436,717   $322,154   $198,267
                                                     --------   --------   --------
                                                     --------   --------   --------
Basic earnings per common share:
Net income, as reported............................  $   4.22   $   3.34   $   1.74
Amortization of goodwill, net of taxes.............         -          -       0.39
                                                     --------   --------   --------
Adjusted net income................................  $   4.22   $   3.34   $   2.13
                                                     --------   --------   --------
                                                     --------   --------   --------
Diluted earnings per common share:
Net income, as reported............................  $   4.12   $   3.23   $   1.66
Amortization of goodwill, net of taxes.............         -          -       0.37
                                                     --------   --------   --------
Adjusted net income................................  $   4.12   $   3.23   $   2.03
                                                     --------   --------   --------
                                                     --------   --------   --------

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

    Recoverability and Impairment of Goodwill

    The new criteria for recording intangible assets separate from goodwill did not require the Company to reclassify any of its intangible assets. Under the nonamortization provisions of SFAS 142, goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

intangibles is more than its estimated fair value. The provisions of SFAS 142 require that a transitional impairment test be performed as of the beginning of the year the statement is adopted. The provisions of SFAS 142 also require that a goodwill impairment test be performed annually or in the case of other events that indicate a potential impairment. The Company's transitional impairment test indicated that there was no impairment of goodwill upon adoption of SFAS 142 effective January 1, 2002. The annual impairment test of goodwill was performed at the end of the Company's fiscal year on December 31st and indicated that there was no impairment of goodwill as of December 31, 2003.

    Effective January 1, 2002, the Company evaluates the recoverability and measures the potential impairment of its goodwill under SFAS 142. The annual impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Management's estimate of fair value considers publicly available information regarding the market capitalization of the Company as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of the Company's business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value for the Company to the book value of the Company's consolidated net assets. If the book value of the consolidated net assets is greater than the estimate of fair value, the Company would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit's goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. Management believes its estimation methods are reasonable and reflective of common valuation practices.

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

    Prior to 2002, the Company evaluated the recoverability and measured the possible impairment of goodwill under APB Opinion No. 17, "Intangible Assets" based on a fair value methodology. The fair value method was applied to each of the regional laboratories. Management's estimate of fair value was primarily based on multiples of forecasted revenue or multiples of forecasted earnings before interest, taxes, depreciation and amortization. The multiples were primarily determined based upon publicly available information regarding comparable publicly-traded companies in the industry, but also considered
(i) the financial projections of each regional laboratory, (ii) the future prospects of each regional laboratory, including its growth opportunities, managed care concentration and likely operational improvements, and
(iii) comparable sales prices, if available. During 2001, no impairments of goodwill were recorded.

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

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

    Investments

    The Company accounts for investments in equity securities, which are included in "other assets" in conformity with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the use of fair value accounting for trading or available-for-sale securities. Both realized and unrealized gains and losses for trading securities are recorded currently in earnings as a component of non-operating expenses within "other income (expense), net" in the consolidated statements of operations. Unrealized gains and losses for available-for-sale securities are recorded as a component of accumulated other comprehensive income (loss) within stockholders' equity. Gains and losses on securities sold are based on the average cost method.

    Investments at December 31, 2003 and 2002 consisted of the following:

                                                               2003      2002
                                                               ----      ----
Available-for-sale equity securities........................  $26,195   $ 5,692
Trading equity securities...................................   19,168    14,808
Other investments...........................................   12,598     9,744
                                                              -------   -------
Total.......................................................  $57,961   $30,244
                                                              -------   -------
                                                              -------   -------

    Investments in available-for-sale equity securities consist primarily of equity securities in public corporations. Investments in trading equity securities represent participant directed investments of deferred employee compensation and related Company matching contributions held in a trust pursuant to the Company's supplemental deferred compensation plan (see Note 13). Other investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of privately held companies.

    As of December 31, 2003 and 2002, the Company had gross unrealized gains (losses) from available-for-sale equity securities of $15.5 million and $(6.6) million, respectively. "Other income (expense), net" for the year ended December 31, 2001 included a gain of $6.3 million associated with the sale of certain available-for-sale equity securities. For the years ended December 31, 2003, 2002 and 2001, gains (losses) from trading equity securities totaled $1.9 million, $(1.0) million and $(0.1) million, respectively, and are included in "other income (expense), net" within the consolidated statements of operations.

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

    Fair Value of Financial Instruments

    The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturity of these instruments. At December 31, 2003 and 2002, the fair value of the Company's debt was estimated at $1.2 billion and $899 million, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2003 and 2002, the estimated fair value exceeded the carrying value of the debt by $86 million and $77 million, respectively.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

    The Company's 1 3/4% contingent convertible notes due 2021 have a contingent interest component that will require the Company to pay contingent interest based on certain thresholds, as outlined in the indenture governing such notes. The contingent interest component, which is more fully described in Note 11, is considered to be a derivative instrument subject to SFAS 133, as amended. As such, the derivative was recorded at its fair value in the consolidated balance sheets and was not material at both December 31, 2003 and 2002.

    Comprehensive Income

    Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities and foreign currency translation adjustments.

    Segment Reporting

    The Company currently operates in one reportable business segment. Substantially all of the Company's services are provided within the United States, and substantially all of the Company's assets are located within the United States. No one customer accounted for ten percent or more of net revenues in 2003, 2002, or 2001.

    New Accounting Standards

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", as revised in December 2003 ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 will apply to variable interest entities as of March 31, 2004 for the Company. Also, certain disclosure requirements apply to all financial statements issued after December 31, 2003, regardless of when the variable interest entity was established. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

3.  BUSINESS ACQUISITIONS

    Acquisition of Unilab Corporation

    On February 28, 2003, the Company completed the acquisition of Unilab Corporation ("Unilab"), the leading commercial clinical laboratory in California. In connection with the acquisition, the Company paid $297 million in cash and issued 7.1 million shares of Quest Diagnostics common stock to acquire all of the outstanding capital stock of Unilab. In addition, the Company reserved approximately 0.3 million shares of Quest Diagnostics common stock for outstanding stock options of Unilab which were converted upon the completion of the acquisition into options to acquire shares of Quest Diagnostics common stock (the "converted options").

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

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

Senior Subordinated Notes due 2009 and $23 million of related tender premium and associated tender offer costs.

    The Company financed the cash portion of the purchase price and related transaction costs, and the repayment of substantially all of Unilab's outstanding debt and related accrued interest, with the proceeds from a new $450 million amortizing term loan due 2007 (see Note 11) and cash on-hand.

    As part of the Unilab acquisition, Quest Diagnostics acquired all of Unilab's operations, including its primary testing facilities in Los Angeles, San Jose and Sacramento, California, and approximately 365 patient service centers and 35 rapid response laboratories and approximately 4,100 employees. The Company expects to realize significant benefits from the acquisition of Unilab. As the leading commercial clinical laboratory in California, the acquisition of Unilab positions the Company to capitalize on its leading position within the laboratory testing industry, further enhancing its national network and access to its comprehensive range of services. Customers and patients are expected to benefit from the acquisition by having greater access to diagnostic testing services through the Company's expanded network of patient service centers. In addition, customers will be provided with state-of-the-art electronic connectivity services, innovative technologies and an expanded esoteric testing menu from the Company's Nichols Institute based in San Juan Capistrano, California.

    In connection with the acquisition of Unilab, as part of a settlement agreement with the United States Federal Trade Commission, the Company entered into an agreement to sell to Laboratory Corporation of America Holdings, Inc., ("LabCorp"), certain assets in northern California for $4.5 million, including the assignment of agreements with four independent physician associations ("IPA") and leases for 46 patient service centers (five of which also serve as rapid response laboratories) (the "Divestiture"). Approximately $27 million in annual net revenues were generated by capitated fees under the IPA contracts and associated fee-for-service testing for physicians whose patients use these patient service centers, as well as from specimens received directly from the IPA physicians. The Company completed the transfer of assets and assignment of the IPA agreements to LabCorp and recorded a $1.5 million gain in the third quarter of 2003 in connection with the Divestiture, which is included in "other operating (income) expense, net" within the consolidated statements of operations.

    The acquisition of Unilab was accounted for under the purchase method of accounting. As such, the cost to acquire Unilab has been allocated to the assets and liabilities acquired based on estimated fair values as of the closing date. The consolidated financial statements include the results of operations of Unilab subsequent to the closing of the acquisition.

    The following table summarizes the Company's purchase price allocation related to the acquisition of Unilab based on the estimated fair value of the assets acquired and liabilities assumed on the acquisition date.

                                                                 FAIR VALUES
                                                                    AS OF
                                                              FEBRUARY 28, 2003
                                                              -----------------
Current assets..............................................      $193,798
Property, plant and equipment...............................        10,855
Goodwill....................................................       735,853
Other assets................................................        47,777
                                                                  --------
    Total assets acquired...................................       988,283
                                                                  --------

Current liabilities.........................................        62,002
Long-term liabilities.......................................         7,369
Long-term debt..............................................       221,291
                                                                  --------
    Total liabilities assumed...............................       290,662
                                                                  --------

    Net assets acquired.....................................      $697,621
                                                                  --------
                                                                  --------

    Based on management's review of the net assets acquired and consultations with third-party valuation specialists, no intangible assets meeting the criteria under SFAS No. 141, "Business Combinations", were

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

identified. Of the $736 million allocated to goodwill, approximately $85 million is expected to be deductible for tax purposes.

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

                                                               FAIR VALUES
                                                                  AS OF
                                                              APRIL 1, 2002
                                                              -------------
Current assets..............................................    $ 83,403
Property, plant and equipment...............................      31,475
Goodwill....................................................     426,314
Other assets................................................       8,211
                                                                --------
    Total assets acquired...................................     549,403
                                                                --------

Current portion of long-term debt...........................      11,834
Other current liabilities...................................      51,403
Long-term debt..............................................     139,465
Other liabilities...........................................       4,925
                                                                --------
    Total liabilities assumed...............................     207,627
                                                                --------

    Net assets acquired.....................................    $341,776
                                                                --------
                                                                --------

    Based on management's review of the net assets acquired and consultations with valuation specialists, no intangible assets meeting the criteria under SFAS No. 141, "Business Combinations", were identified. Of the $426 million allocated to goodwill, approximately $17 million is expected to be deductible for tax purposes.

    Acquisition of LabPortal

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

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

    Pro Forma Combined Financial Information

    The following unaudited pro forma combined financial information for the years ended December 31, 2003 and 2002 assumes that the Unilab and AML acquisitions and the Divestiture were completed on January 1, 2002. The unaudited pro forma combined financial information for the year ended December 31, 2001 assumes that the AML acquisition was completed on January 1, 2001 (in thousands, except per share data):

                                                           2003         2002         2001
                                                           ----         ----         ----
Net revenues..........................................  $4,803,875   $4,607,242   $3,925,418
Net income............................................     444,944      365,448      171,346

Basic earnings per common share:
Net income............................................  $     4.26   $     3.53   $     1.84
Weighted average common shares outstanding -- basic...     104,552      103,522       93,053

Diluted earnings per common share:
Net income............................................  $     4.16   $     3.42   $     1.76
Weighted average common shares
  outstanding -- diluted..............................     107,079      106,926       97,610

    The pro forma combined financial information presented above reflects certain reclassifications to the historical financial statements of Unilab and AML to conform the acquired companies' accounting policies and classification of certain costs and expenses to that of Quest Diagnostics. These adjustments had no impact on pro forma net income. Pro forma results for the year ended December 31, 2003 exclude $14.5 million of direct transaction costs, which were incurred and expensed by Unilab in conjunction with its acquisition by Quest Diagnostics. Pro forma results for the year ended December 31, 2002 exclude $14.5 million and $6.3 million, respectively, of direct transaction costs, which were incurred and expensed by AML and Unilab, respectively, in conjunction with their acquisitions by Quest Diagnostics.

    2001 Acquisitions

    During 2001, the Company acquired the assets of Clinical Laboratories of Colorado, LLC and the assets of Las Marias Reference Lab Corp. and Laboratorio Clinico Las Marias, Inc., a clinical laboratory based in San Juan, Puerto Rico. During 2001, the Company also acquired the outstanding voting shares that it did not already own of MedPlus, Inc., a leading developer and integrator of clinical connectivity and data management solutions for healthcare organizations and clinicians, and all of the voting stock of Clinical Diagnostic Services, Inc. ("CDS"), which operated a diagnostic testing laboratory and more than 50 patient service centers in New York and New Jersey. Additionally, during 2001, the Company acquired the minority ownership interest of a consolidated joint venture from its joint venture partner. The combined purchase price for these acquisitions was $155 million, which was paid primarily in cash.

    The Company accounted for the above acquisitions under the purchase method of accounting. In connection with the above transactions, the Company recorded $153 million of goodwill during 2001, representing acquisition costs in excess of the fair value of net assets acquired, and approximately $8 million associated with non-compete agreements. The amounts paid under the non-compete agreements are being amortized on the straight-line basis over their five-year terms. During 2002, the Company recorded approximately $4 million of adjustments to finalize the purchase price allocations associated with the businesses acquired in 2001, primarily related to accruals for integration costs for actions impacting the employees and operations of the acquired businesses, partially offset by adjustments to finalize the deferred tax position of the acquired entities.

    The historical financial statements of Quest Diagnostics include the results of operations of each acquired company subsequent to the closing of the respective acquisition.

4.  INTEGRATION OF ACQUIRED BUSINESSES

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146, which the Company adopted effective January 1, 2003, requires that a liability for a cost associated with an exit activity, including those related to employee termination benefits and contractual obligations, be recognized when the liability is incurred, and not necessarily the date of an entity's

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

commitment to an exit plan, as under previous accounting guidance. The provisions of SFAS 146 apply to integration costs associated with actions that impact the employees and operations of Quest Diagnostics. Costs associated with actions that impact the employees and operations of an acquired company, such as Unilab, are accounted for as a cost of the acquisition and included in goodwill in accordance with Emerging Issues Task Force No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination".

Integration of Unilab Corporation

    During the fourth quarter of 2003, the Company finalized its plan related to the integration of Unilab into Quest Diagnostics' laboratory network. As part of the plan, following the sale of certain assets to LabCorp as part of the Divestiture, the Company closed its previously owned clinical laboratory in the San Francisco Bay area and completed the integration of remaining customers in the northern California area to Unilab's laboratories in San Jose and Sacramento. The Company currently operates two laboratories in the Los Angeles metropolitan area. As part of the integration plan, the Company plans to open a new regional laboratory in the Los Angeles metropolitan area into which it will integrate all of its business in the area.

    During 2003, the Company recorded $9 million of costs associated with executing the Unilab integration plan. The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Employee groups affected as a result of this plan include those involved in the collection and testing of specimens, as well as administrative and other support functions. Of the $9 million in costs, $7.9 million was recorded in the fourth quarter of 2003 and related to actions that impact the employees and operations of Unilab, was accounted for as a cost of the Unilab acquisition and included in goodwill. Of the $7.9 million, $6.8 million related to employee severance benefits for approximately 150 employees, with the remainder primarily related to contractual obligations. In addition, $1.1 million of integration costs, related to actions that impact Quest Diagnostics' employees and operations and comprised principally of employee severance benefits for approximately 30 employees, were accounted for as a charge to earnings in the third quarter of 2003 and included in "other operating (income) expense, net" within the consolidated statements of operations. As of December 31, 2003, accruals related to the Unilab integration plan totaled
$6.6 million. While the majority of the accrued costs at December 31, 2003 are expected to be paid in 2004, there are certain severance costs that have payment terms extending into 2005.

    Integration of American Medical Laboratories, Incorporated

    During the third quarter of 2002, the Company finalized its plan related to the integration of AML into Quest Diagnostics' laboratory network. The plan focused principally on improving customer service by enabling the Company to perform esoteric testing on the east and west coasts of the United States, and redirecting certain physician testing volumes within its national network to provide more local testing. As part of the plan, the Company's Chantilly, Virginia laboratory, acquired as part of the AML acquisition, has become the primary esoteric testing laboratory and hospital service center for the eastern United States, complementing the Company's Nichols Institute esoteric testing facility in San Juan Capistrano, California. Esoteric testing volumes have been redirected within the Company's national network to provide customers with improved turnaround time and customer service. The Company has completed the transition of certain routine clinical laboratory testing previously performed in the Chantilly, Virginia laboratory to other testing facilities within the Company's regional laboratory network. A reduction in staffing occurred as the Company executed the integration plan and consolidated duplicate or overlapping functions and facilities. Employee groups affected as a result of this plan included those involved in the collection and testing of specimens, as well as administrative and other support functions.

    In connection with the AML integration plan, the Company recorded $11 million of costs associated with executing the plan. The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of the total costs indicated above, $9.5 million, related to actions that impact the employees and operations of AML, was accounted for as a cost of the AML acquisition and included in goodwill. Of the $9.5 million, $5.9 million related to employee severance benefits for approximately 200 employees, with the remainder primarily related to contractual obligations associated with leased facilities and equipment. In addition, $1.5 million of integration costs, related to actions that impact

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

Quest Diagnostics' employees and operations and comprised principally of employee severance benefits for approximately 100 employees, were accounted for as a charge to earnings in the third quarter of 2002 and included in "other operating (income) expense, net" within the consolidated statements of operations. As of December 31, 2003 and 2002, accruals related to the AML integration plan totaled $4.1 million and $8.3 million, respectively. The actions associated with the AML integration plan, including those related to severed employees, were completed in 2003. The remaining accruals at December 31, 2003, substantially all of which represented severance and facility exit costs, are expected to be paid in 2004.

    Integration of Clinical Diagnostic Services, Inc.

    During the fourth quarter of 2002, the Company finalized its plan related to the integration of CDS into Quest Diagnostics' laboratory network in the New York metropolitan area. Of the $13.3 million of costs recorded in the fourth quarter of 2002 in connection with the execution of the CDS integration plan, all of which were associated with actions impacting the employees and operations of CDS, $3 million related to employee severance benefits for approximately 150 employees with the remainder primarily associated with remaining contractual obligations under facility and equipment leases. The costs outlined above were recorded as a cost of the acquisition and included in goodwill. As of December 31, 2003 and 2002, accruals related to the CDS integration plan totaled $5.3 million and $10.3 million, respectively. The actions associated with the CDS integration plan, including those related to severed employees, were completed in 2003. The remaining accruals at December 31, 2003, substantially all of which represented remaining contractual obligations under facility leases, have terms extending beyond 2004.

    Integration of SmithKline Beecham Clinical Laboratory Testing Business

    On August 16, 1999, the Company completed the acquisition of SmithKline Beecham Clinical Laboratories, Inc. ("SBCL"), which operated the clinical laboratory business of SmithKline Beecham plc ("SmithKline Beecham"). During the fourth quarter of 1999, Quest Diagnostics finalized its plan to integrate SBCL into Quest Diagnostics' laboratory network and recorded the estimated costs associated with executing the integration plan. The majority of these integration costs related to employee severance, contractual obligations associated with leased facilities and equipment, and the write-off of fixed assets which management believed would have no future economic benefit upon combining the operations. The plan focused principally on laboratory consolidations in geographic markets served by more than one of the Company's laboratories, and the redirection of testing volume within the Company's national network to provide more local testing and improve customer service. The actions associated with the SBCL integration plan, including those related to severed employees, were completed as of June 30, 2001. During 2001, the Company utilized $27 million of the remaining accruals established in connection with the SBCL integration, principally related to the payment of severance benefits to terminated employees. The remaining accruals associated with the SBCL integration plan, principally comprised of remaining contractual obligations under facility leases, were not material at December 31, 2002.

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

    The Company's pretax income (loss) consisted of $736 million, $547 million and $290 million from U.S. operations and approximately $1.4 million, $(4.5) million and $6.6 million from foreign operations for the years ended
December 31, 2003, 2002 and 2001, respectively.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

    The components of income tax expense for 2003, 2002 and 2001 were as follows:

                                                               2003       2002       2001
                                                               ----       ----       ----
Current:
    Federal................................................  $214,729   $105,799   $107,629
    State and local........................................    51,771     23,396     25,727
    Foreign................................................       728        627      1,490

Deferred:
    Federal................................................    29,271     73,002       (452)
    State and local........................................     4,582     17,399       (108)
                                                             --------   --------   --------
        Total..............................................  $301,081   $220,223   $134,286
                                                             --------   --------   --------
                                                             --------   --------   --------

    A reconciliation of the federal statutory rate to the Company's effective tax rate for 2003, 2002 and 2001 was as follows:

                                                               2003       2002       2001
                                                               ----       ----       ----
Tax provision at statutory rate............................    35.0%      35.0%      35.0%
State and local income taxes, net of federal benefit.......     5.0        5.0        5.0
Non-deductible goodwill amortization.......................       -          -        4.4
Impact of foreign operations...............................     0.2        0.2        0.5
Non-deductible meals and entertainment expense.............     0.3        0.3        0.4
Other, net.................................................     0.3        0.1          -
                                                               ----       ----       ----
    Effective tax rate.....................................    40.8%      40.6%      45.3%
                                                               ----       ----       ----
                                                               ----       ----       ----

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2003 and 2002 were as follows:

                                                               2003       2002
                                                               ----       ----
Current deferred tax asset:
    Accounts receivable reserve............................  $ 33,797   $ 30,449
    Liabilities not currently deductible...................    65,352     67,173
    Accrued settlement reserves............................     4,972      3,456
    Accrued restructuring and integration costs............     4,854      1,622
                                                             --------   --------
        Total..............................................  $108,975   $102,700
                                                             --------   --------
                                                             --------   --------
Non-current deferred tax asset:
    Liabilities not currently deductible...................  $ 44,978   $ 40,422
    Net operating loss carryforwards.......................    17,914      1,652
    Accrued restructuring and integration costs............     1,613      3,334
    Depreciation and amortization..........................   (14,870)   (15,652)
                                                             --------   --------
        Total..............................................  $ 49,635   $ 29,756
                                                             --------   --------
                                                             --------   --------

    As of December 31, 2003, the Company had estimated net operating loss carryforwards for federal and state income tax purposes of $45 million and $430 million, respectively, which expire at various dates through 2023. As of December 31, 2003 and 2002, deferred tax assets associated with net operating loss carryforwards for federal and state income tax purposes of $51 million and $29 million, respectively, have each been reduced by a valuation reserve of $33 million and $27 million respectively.

    Income taxes payable at December 31, 2003 and 2002 were $29 million and $20 million, respectively, and consisted primarily of federal income taxes payable of $22 million and $23 million, respectively.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

6.  SUPPLEMENTAL CASH FLOW AND OTHER DATA

                                                                   2003        2002       2001
                                                                   ----        ----       ----
   Depreciation expense........................................  $ 145,701   $123,018   $101,620

   Interest expense............................................    (60,630)   (56,347)   (76,765)
   Interest income.............................................        841      2,674      6,242
                                                                 ---------   --------   --------
   Interest, net...............................................    (59,789)   (53,673)   (70,523)

   Interest paid...............................................     59,394     56,102     58,537

   Income taxes paid...........................................    211,966     83,710     26,384

   Businesses acquired:
   Fair value of assets acquired...............................  $ 989,778   $561,267   $182,136
   Fair value of liabilities assumed...........................    291,422    215,810     29,272

   Non-cash financing activities:
   Fair value of common stock issued to acquire Unilab.........  $ 372,464          -          -
   Fair value of converted options issued in conjunction with
     the Unilab acquisition....................................      8,452          -          -

7.  LOSS ON DEBT EXTINGUISHMENT

    On June 27, 2001, the Company refinanced a majority of its long-term debt on a senior unsecured basis to reduce overall interest costs and obtain less restrictive covenants. Specifically, the Company completed a $550 million senior notes offering (the "Senior Notes") and entered into a new $500 million senior unsecured credit facility (the "Credit Agreement") which included a five-year $325 million revolving credit agreement and a $175 million term loan. The Company used the net proceeds from the senior notes offering and the term loan, together with cash on hand, to repay all of the $584 million which was outstanding under its then existing senior secured credit agreement, including the costs to settle existing interest rate swap agreements, and to consummate a cash tender offer and consent solicitation for its 10 3/4% senior subordinated notes due 2006 (the "Subordinated Notes"). During the remainder of 2001, the Company repaid the $175 million term loan under the Credit Agreement.

    In conjunction with its debt refinancing, the Company recorded a loss on debt extinguishment of $42 million, $36 million of which represented the write-off of $23 million of deferred financing costs, associated with the Company's debt which was refinanced, and $13 million of payments related primarily to the tender premium incurred in connection with the Company's cash tender offer of the Subordinated Notes. The remaining $6 million of losses represented amounts incurred in conjunction with the cancellation of certain interest rate swap agreements, which were terminated in connection with the debt that was refinanced. Prior to the Company's debt refinancing in June 2001, the Company's senior secured credit agreement required the Company to maintain interest rate swap agreements to mitigate the risk of changes in interest rates associated with a portion of its variable interest rate indebtedness. These interest rate swap agreements were considered a hedge against changes in the amount of future cash flows associated with the interest payments of the Company's variable rate debt obligations. Accordingly, the interest rate swap agreements were recorded at their estimated fair value in the Company's consolidated balance sheet and the related losses on these contracts were deferred in stockholders' equity as a component of comprehensive income. In conjunction with the debt refinancing, the interest rate swap agreements were terminated and the losses reflected in stockholders' equity as a component of comprehensive income were reclassified to earnings and reflected as a charge within the loss on debt extinguishment in the consolidated statements of operations for the year ended December 31, 2001.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

8.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment at December 31, 2003 and 2002 consisted of the following:

                                                                 2003         2002
                                                                 ----         ----
Land........................................................  $   34,909   $   33,148
Buildings and improvements..................................     273,548      277,565
Laboratory equipment, furniture and fixtures................     670,671      569,982
Leasehold improvements......................................     148,508      119,397
Computer software developed or obtained for internal use....     124,469      101,594
Construction-in-progress....................................      40,083       40,599
                                                              ----------   ----------
                                                               1,292,188    1,142,285
Less: accumulated depreciation and amortization.............    (684,883)    (572,136)
                                                              ----------   ----------
    Total...................................................  $  607,305   $  570,149
                                                              ----------   ----------
                                                              ----------   ----------

9.  GOODWILL AND INTANGIBLE ASSETS

    Goodwill at December 31, 2003 and 2002 consisted of the following:

                                                                 2003         2002
                                                                 ----         ----
Goodwill....................................................  $2,706,928   $1,976,903
Less: accumulated amortization..............................    (188,053)    (188,053)
                                                              ----------   ----------
    Goodwill, net...........................................  $2,518,875   $1,788,850
                                                              ----------   ----------
                                                              ----------   ----------

    The changes in the gross carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

                                                                 2003         2002
                                                                 ----         ----
Balance as of January 1.....................................  $1,976,903   $1,539,176
Goodwill acquired during the year...........................     730,025      437,727
                                                              ----------   ----------
Balance as of December 31...................................  $2,706,928   $1,976,903
                                                              ----------   ----------
                                                              ----------   ----------

    Intangible assets at December 31, 2003 and 2002 consisted of the following:

                                   WEIGHTED
                                   AVERAGE
                                 AMORTIZATION
                                    PERIOD             DECEMBER 31, 2003                  DECEMBER 31, 2002
                                 ------------   --------------------------------   --------------------------------
                                                          ACCUMULATED                        ACCUMULATED
                                                 COST     AMORTIZATION     NET      COST     AMORTIZATION     NET
                                                -------   ------------   -------   -------   ------------   -------
Non-compete agreements.........     5 years     $44,942     $(37,947)    $ 6,995   $44,482     $(32,268)    $12,214
Customer lists.................    15 years      42,225      (35,568)      6,657    41,301      (33,751)      7,550
Other..........................    10 years       5,895       (2,569)      3,326     4,580       (2,261)      2,319
                                                -------     --------     -------   -------     --------     -------
    Total......................    10 years     $93,062     $(76,084)    $16,978   $90,363     $(68,280)    $22,083
                                                -------     --------     -------   -------     --------     -------
                                                -------     --------     -------   -------     --------     -------

    Amortization expense related to intangible assets was $8,201, $8,373 and $7,715 for the years ended December 31, 2003, 2002 and 2001, respectively.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

    The estimated amortization expense related to other intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2003 is as follows:

FISCAL YEAR ENDING
   DECEMBER 31,
  ------------
     2004....................................................    6,558
     2005....................................................    3,048
     2006....................................................    1,819
     2007....................................................    1,035
     2008....................................................      861
     Thereafter..............................................    3,657
                                                               -------
         Total...............................................  $16,978
                                                               -------
                                                               -------

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses at December 31, 2003 and 2002 consisted of the following:

                                                                2003       2002
                                                                ----       ----
Accrued wages and benefits..................................  $255,340   $250,226
Accrued expenses............................................   221,783    208,037
Trade accounts payable......................................   118,731    111,982
Income taxes payable........................................    29,073     20,268
Accrued restructuring and integration costs.................    12,493     10,791
Accrued settlement reserves.................................    12,430      8,641
                                                              --------   --------
    Total...................................................  $649,850   $609,945
                                                              --------   --------
                                                              --------   --------

11. DEBT

    Long-term debt at December 31, 2003 and 2002 consisted of the following:

                                                                 2003        2002
                                                                 ----        ----
Term loan due June 2007.....................................  $  304,921   $      -
6 3/4% Senior Notes due July 2006...........................     274,219    273,907
7 1/2% Senior Notes due July 2011...........................     274,171    274,060
1 3/4% Contingent Convertible Debentures due November
  2021......................................................     247,760    247,635
Other.......................................................       1,586     26,937
                                                              ----------   --------
    Total...................................................   1,102,657    822,539
Less: current portion.......................................      73,950     26,032
                                                              ----------   --------
    Total long-term debt....................................  $1,028,707   $796,507
                                                              ----------   --------
                                                              ----------   --------

    Secured Receivables Credit Facility

    On July 21, 2000, the Company completed a receivables-backed financing transaction (the "secured receivables credit facility"), the proceeds of which were used to pay down loans outstanding under the Company's then existing senior secured credit facility that was used to finance the acquisition of SBCL. The secured receivables credit facility is currently being provided by Blue Ridge Asset Funding Corporation, a commercial paper funding vehicle administered by Wachovia Bank, N.A., La Fayette Asset Securitization LLC, a commercial funding vehicle administered by Credit Lyonnais and Jupiter Securitization Corporation, a commercial funding vehicle administered by Bank One, N.A.

    Interest on the $250 million secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Borrowings outstanding under the secured receivables credit facility, if any, are classified as a current liability on our consolidated balance sheet since the

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

lenders fund the borrowings through the issuance of commercial paper which matures at various dates within one year from the date of issuance and the term of the one-year back-up facilities described below. There were no borrowings outstanding as of December 31, 2003 and 2002.

    The secured receivables credit facility has the benefit of one-year back-up facilities provided by three banks on a committed basis. On June 27, 2003, the Company extended the expiration date of the back-up facilities of its secured receivables credit facility from July 21, 2003 to April 21, 2004. The Company is currently in discussions with its lenders regarding a replacement for the facility and expects to have a replacement in place during the second quarter of 2004.

    Credit Agreement

    The Credit Agreement currently includes a $325 million unsecured revolving credit facility which expires in June 2006. Interest on the unsecured revolving credit facility is based on certain published rates plus an applicable margin that will vary over an approximate range of 50 basis points based on changes in the Company's credit ratings. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to 180 days. Interest on any outstanding amounts not covered under the LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate (as defined in the Credit Agreement). Additionally, the Company has the ability to borrow up to $200 million under the $325 million unsecured revolving credit facility at rates determined by a competitive bidding process among the lenders. As of December 31, 2003, the Company's borrowing rate for LIBOR-based loans was LIBOR plus 1.1875%. As of December 31, 2003 and 2002, there were no borrowings outstanding under the unsecured revolving credit facility.

    Borrowings under the Credit Agreement are guaranteed by our wholly owned subsidiaries that operate clinical laboratories in the United States (the "Subsidiary Guarantors"). The Credit Agreement contains various covenants, including the maintenance of certain financial ratios, which could impact the Company's ability to, among other things, incur additional indebtedness, repurchase shares of its outstanding common stock, make additional investments and consummate acquisitions.

    Term Loan due June 2007

    As discussed in Note 3, the Company financed the cash portion of the purchase price and related transaction costs associated with the Unilab acquisition, and the repayment of substantially all of Unilab's outstanding debt and related accrued interest, with the proceeds from a $450 million amortizing term loan facility (the "term loan due June 2007") and cash on-hand. The term loan due June 2007 carries interest at LIBOR plus an applicable margin that can fluctuate over a range of up to 80 basis points, based on changes in the Company's credit rating. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to 180 days. Interest on any outstanding amounts not covered under the LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of December 31, 2003, the Company's borrowing rate for LIBOR-based loans was LIBOR plus 1.1875%. As of December 31, 2003, the term loan due June 2007 required remaining principal repayments of the initial amount borrowed equal to 16.18%, 16.18%, 17.19% and 18.2% in 2004 through 2007, respectively. The term loan due June 2007 is guaranteed by the Subsidiary Guarantors and contains various covenants similar to those under the Credit Agreement. Through December 31, 2003, the Company has repaid $145 million of principal under the term loan due June 2007. On January 12, 2004, the Company repaid an additional $75 million of principal under the term loan due June 2007 with the proceeds from a lower cost term loan due Decemeber
2008. The repayment in 2004 reduces the remaining principal payments of the initial amount borrowed equal to 9.7%, 13.0%, 13.8% and 14.6% in 2004 through 2007, respectively.

    Term Loan due December 2008

    On December 19, 2003, the Company entered into a new $75 million amortizing term loan facility (the "term loan due December 2008"), which was funded on January 12, 2004 and the proceeds of which were used to repay $75 million under the term loan due June 2007. The term loan due December 2008 carries a lower interest rate than the

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

term loan due June 2007 and is based on LIBOR plus an applicable margin that can fluctuate over a range of up to 119 basis points, based on changes in the Company's public debt rating. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to 180 days. Interest on any outstanding amounts not covered under the LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of December 31, 2003, the Company's borrowing rate for LIBOR-based loans was LIBOR plus 0.55%. The term loan due December 2008 requires principal repayments of the initial amount borrowed equal to 20% on each of the third and fourth anniversary dates of the funding and the remainder of the outstanding balance on December 31, 2008. The term loan due December 2008 is guaranteed by the Subsidiary Guarantors and contains various covenants similar to those under the Credit Agreement.

    Senior Notes

    In conjunction with its 2001 debt refinancing (see Note 7), the Company completed a $550 million senior notes offering in June 2001. The Senior Notes were issued in two tranches: (a) $275 million aggregate principal amount of 6 3/4% senior notes due 2006 ("Senior Notes due 2006"), issued at a discount of approximately $1.6 million and (b) $275 million aggregate principal amount of 7 1/2% senior notes due 2011 ("Senior Notes due 2011"), issued at a discount of approximately $1.1 million. After considering the discounts, the effective interest rate on the Senior Notes due 2006 and Senior Notes due 2011 is 6.9% and 7.6%, respectively. The Senior Notes require semiannual interest payments which commenced January 12, 2002. The Senior Notes are unsecured obligations of the Company and rank equally with the Company's other unsecured senior obligations. The Senior Notes are guaranteed by the Subsidiary Guarantors and do not have a sinking fund requirement.

    1 3/4% Contingent Convertible Debentures

    On November 26, 2001, the Company completed its $250 million offering of 1 3/4% contingent convertible debentures due 2021 (the "Debentures"). The net proceeds of the offering, together with cash on hand, were used to repay all of the $256 million principal that was then outstanding under the Company's secured receivables credit facility. The Debentures, which pay a fixed rate of interest semi-annually commencing on May 31, 2002, have a contingent interest component, which is considered to be a derivative instrument subject to SFAS 133, as amended, that will require the Company to pay contingent interest based on certain thresholds, as outlined in the indenture governing the Debentures. For income tax purposes, the Debentures are considered to be a contingent payment security. As such, interest expense for tax purposes is based on an assumed interest rate related to a comparable fixed interest rate debt security issued by the Company without a conversion feature. The assumed interest rate for tax purposes was 7% for both 2003 and 2002.

    The Debentures are guaranteed by the Subsidiary Guarantors and do not have a sinking fund requirement.

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

    The Company may call the Debentures at any time on or after November 30, 2004 for the principal amount of the Debentures plus any accrued and unpaid interest. On November 30, 2004, 2005, 2008, 2012 and 2016 each holder of the Debentures may require the Company to repurchase the holder's Debentures for the principal amount of the Debentures plus any accrued and unpaid interest. The Company may repurchase the Debentures for cash, common stock, or a combination of both. The Company intends to settle any repurchases with a cash payment, funding such payment with a combination of cash on-hand and borrowings under its unsecured revolving credit facility. The Debentures are classified as long-term debt on the consolidated balance sheet at December 31, 2003 due to the Company's existing ability and intent to refinance the Debentures on a long-term basis in the event the Debentures are put to the Company in November 2004.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

    Letter of Credit Lines

    In December 2003, the Company entered into two lines of credit with two financial institutions totaling $68 million for the issuance of letters of credit (the "letter of credit lines"). The letter of credit lines mature in December 2004 and are guaranteed by the Subsidiary Guarantors. As of December 31, 2003, there $44 million of outstanding letters of credit under the letter of credit lines.

    As of December 31, 2003, long-term debt, including capital leases, maturing in each of the years subsequent to December 31, 2004, is as follows:

YEAR ENDING DECEMBER 31,
------------------------
2005........................................................  $   73,035
2006........................................................     351,790
2007........................................................      81,951
2008........................................................           -
2009 and thereafter.........................................     521,931
                                                              ----------
    Total long-term debt....................................  $1,028,707
                                                              ----------
                                                              ----------

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

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

    Accumulated Other Comprehensive Income (Loss)

    The components of accumulated other comprehensive income (loss) for 2003, 2002 and 2001 were as follows:

                                                               FOREIGN                   ACCUMULATED
                                                              CURRENCY       MARKET         OTHER
                                                             TRANSLATION     VALUE      COMPREHENSIVE
                                                             ADJUSTMENT    ADJUSTMENT   INCOME (LOSS)
                                                             ----------    ----------   -------------
Balance, December 31, 2000.................................    $(3,208)     $(2,250)       $(5,458)
Translation adjustment.....................................     (1,178)           -         (1,178)
Market value adjustment, net of tax expense of $2,093......          -        3,166          3,166
                                                               -------      -------        -------
Balance, December 31, 2001.................................     (4,386)         916         (3,470)
Translation adjustment.....................................      1,906            -          1,906
Market value adjustment, net of tax benefit of $2,627......          -       (3,960)        (3,960)
                                                               -------      -------        -------
Balance, December 31, 2002.................................     (2,480)      (3,044)        (5,524)
Translation adjustment.....................................      2,169            -          2,169
Market value adjustment, net of tax expense of $6,201......          -        9,302          9,302
                                                               -------      -------        -------
Balance, December 31, 2003.................................    $  (311)     $ 6,258        $ 5,947
                                                               -------      -------        -------
                                                               -------      -------        -------

    The market value adjustments for 2003, 2002 and 2001 represented unrealized holding gains (losses), net of taxes.

    For the year ended December 31, 2001, other comprehensive income included the cumulative effect of the change in accounting for derivative financial instruments upon adoption of SFAS 133, as amended, which reduced comprehensive income by approximately $1 million. In addition, in conjunction with the Company's debt refinancing, the interest rate swap agreements were terminated and the losses reflected in stockholders' equity as a component of comprehensive income were reclassified to earnings and reflected within the loss on debt extinguishment in the consolidated statements of operations for the year ended December 31, 2001 (see Note 7).

    Dividend Policy

    Through October 20, 2003, the Company never declared or paid cash dividends on its common stock. On October 21, 2003, the Company's Board of Directors declared a quarterly cash dividend of $0.15 per common share. The initial $15.4 million quarterly dividend was paid on January 23, 2004 to shareholders of record on January 8, 2004.

    Share Repurchase Plan

    In May 2003, the Company's Board of Directors authorized a share repurchase program, which permits the Company to purchase up to $300 million of its common stock. In October 2003, the Board of Directors increased the share repurchase authorization by an additional $300 million. Through December 31, 2003, the Company has repurchased 4.0 million shares of its common stock at an average price of $64.54 per share for a total of $258 million under the program.

13. STOCK OWNERSHIP AND COMPENSATION PLANS

    Employee and Non-employee Directors Stock Ownership Programs

    In 1999, the Company established the 1999 Employee Equity Participation Program (the "1999 EEPP") to replace the Company's prior plan established in 1996 (the "1996 EEPP"). The 1999 EEPP provides for three types of awards: (a) stock options, (b) stock appreciation rights and (c) incentive stock awards. The 1999 EEPP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Quest Diagnostics common stock at no less than the fair market value on the date of grant. The stock options are subject to forfeiture if employment terminates prior to the end of the prescribed vesting

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

period, as determined by the Board of Directors. The stock options expire on the date designated by the Board of Directors but in no event more than eleven years from date of grant. Grants of stock appreciation rights allow eligible employees to receive a payment based on the appreciation of Quest Diagnostics common stock in cash, shares of Quest Diagnostics common stock or a combination thereof. The stock appreciation rights are granted at an exercise price at no less than the fair market value of Quest Diagnostics common stock on the date of grant. Stock appreciation rights expire on the date designated by the Board of Directors but in no event more than eleven years from date of grant. No stock appreciation rights have been granted under the 1999 EEPP. Under the incentive stock provisions of the plan, the 1999 EEPP allows eligible employees to receive awards of shares, or the right to receive shares, of Quest Diagnostics common stock, the equivalent value in cash or a combination thereof. These shares are generally earned on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, which ranges primarily from three to four years. The market value of the shares awarded is recorded as unearned compensation. The amount of unearned compensation is subject to adjustment based upon changes in earnings estimates, if any, during the initial year of grant and is amortized to compensation expense over the prescribed vesting period. Key executive, managerial and technical employees are eligible to participate in the 1999 EEPP. The provisions of the 1996 EEPP were similar to those outlined above for the 1999 EEPP.

    The 1999 EEPP increased the maximum number of shares of Quest Diagnostics common stock that may be optioned or granted to 18 million shares. In addition, any remaining shares under the 1996 EEPP are available for issuance under the 1999 EEPP.

    In 1998, the Company established the Quest Diagnostics Incorporated Stock Option Plan for Non-employee Directors (the "Director Option Plan"). The Director Option Plan provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Quest Diagnostics common stock at no less than fair market value on the date of grant. The maximum number of shares that may be issued under the Director Option Plan is 1 million shares. The stock options expire ten years from date of grant and generally vest over three years. During 2003, 2002 and 2001, grants under the Director Option Plan totaled 94, 94 and 81 thousand shares, respectively.

    Transactions under the stock option plans were as follows (options in thousands, except per share amounts):

                                                               2003      2002      2001
                                                               ----      ----      ----
Options outstanding, beginning of year......................    8,922     8,695     9,246
Options granted.............................................    3,176     2,052     2,413
Options exercised...........................................   (1,616)   (1,543)   (2,576)
Options terminated..........................................     (242)     (282)     (388)
                                                              -------   -------   -------
Options outstanding, end of year............................   10,240     8,922     8,695
                                                              -------   -------   -------
                                                              -------   -------   -------

Exercisable.................................................    5,706     3,943     3,168
Weighted average exercise price:
    Options granted.........................................  $ 53.33   $ 74.92   $ 55.08
    Options exercised.......................................    20.29     18.70     11.37
    Options terminated......................................    58.31     26.05     25.31
    Options outstanding, end of year........................    44.85     38.83     26.33
    Exercisable, end of year................................    34.01     22.09     13.97

Weighted average fair value of options at grant date........  $ 23.21   $ 33.74   $ 25.79

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

    The following relates to options outstanding at December 31, 2003:

                           OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
-------------------------------------------------------------------------   --------------------------------
                                            WEIGHTED
                                            AVERAGE
                                           REMAINING          WEIGHTED                           WEIGHTED
      RANGE OF             SHARES       CONTRACTUAL LIFE      AVERAGE           SHARES           AVERAGE
   EXERCISE PRICE      (IN THOUSANDS)      (IN YEARS)      EXERCISE PRICE   (IN THOUSANDS)    EXERCISE PRICE
   --------------      --------------      ----------      --------------   --------------    --------------
$ 5.26 - $11.28......        564              3.8              $ 7.91              564            $ 7.91
$12.92 - $19.16......      2,431              5.8               14.02            2,431             14.02
$28.53 - $35.64......        360              6.4               30.44              360             30.44
$44.00 - $60.00......      4,142              8.3               51.44            1,349             53.13
$60.06 - $75.94......      2,376              8.5               68.43              836             69.16
$80.95 - $94.99......        367              8.4               93.06              166             91.15

    The following summarizes the activity relative to incentive stock awards granted in 2003, 2002 and 2001 (shares in thousands):

                                                               2003     2002     2001
                                                               ----     ----     ----
Incentive shares, beginning of year.........................     735    1,320    1,788
Incentive shares granted....................................     102        -        -
Incentive shares vested.....................................    (533)    (570)    (439)
Incentive shares forfeited and canceled.....................     (16)     (15)     (29)
                                                              ------   ------   ------
Incentive shares, end of year...............................     288      735    1,320
                                                              ------   ------   ------
                                                              ------   ------   ------

Weighted average fair value of incentive shares at grant
  date......................................................  $49.88   $    -   $    -

    The balance of the incentive stock awards at December 31, 2003 are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period.

    Employee Stock Purchase Plan

    Under the Company's Employee Stock Purchase Plan ("ESPP"), substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics common stock. The purchase price of the stock is 85% of the lower of its beginning-of-quarter or end-of-quarter market price. Under the ESPP, the maximum number of shares of Quest Diagnostics common stock which may be purchased by eligible employees is 4 million. Approximately 272, 236 and 203 thousand shares of common stock were purchased by eligible employees in 2003, 2002 and 2001, respectively.

    Employee Stock Ownership Plan

    Prior to 1999, the Company maintained its Employee Stock Ownership Plan ("ESOP") to account for certain shares of Quest Diagnostics common stock which had been issued for the account of all active regular employees of the Company as of December 31, 1996. Effective with the closing of the SBCL acquisition, the Company modified certain provisions of the ESOP to provide an additional benefit to employees through ownership of the Company's common stock. During the year ended December 31, 2002, the ESOP was merged into the Company's defined contribution plan. Prior to the merger of the ESOP into the Company's defined contribution plan, substantially all of the Company's employees were eligible to participate in the ESOP. The Company's contributions to the ESOP trust were based on 2% of eligible employee compensation for those employees who were actively employed or on a leave of absence on the last day of the Plan year. Company contributions to the trust were made in the form of shares of Quest Diagnostics common stock. The Company's contributions to this plan aggregated $10.4 million and $19.7 million for 2002 and 2001, respectively.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

    Defined Contribution Plan

    The Company maintains a qualified defined contribution plan covering substantially all of its employees. During the year ended December 31, 2002, the ESOP, to which the Company made annual contributions equal to 2% of eligible compensation, was merged into the Company's defined contribution plan and the Company increased its maximum matching contribution for its defined contribution plan from 4% to 6% of an employee's eligible wages. The Company's expense for contributions to its defined contribution plan aggregated $54 million, $42 million and $30 million for 2003, 2002 and 2001, respectively.

    Supplemental Deferred Compensation Plan

    The Company's supplemental deferred compensation plan is an unfunded, non-qualified plan that provides for certain management and highly compensated employees to defer up to 50% of their eligible compensation. The compensation deferred under this plan, together with Company matching amounts, are credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each plan participant is fully vested in all deferred compensation, Company match and earnings credited to their account. Although the Company is currently contributing all participant deferrals and matching amounts to a trust, the funds in the trust, totaling $19.2 million and $14.8 million at December 31, 2003 and 2002, respectively, are general assets of the Company and are subject to any claims of the Company's creditors. The Company's expense for matching contributions to this plan were $0.4 million, $0.4 million and $0.6 million for 2003, 2002 and 2001, respectively.

14. RELATED PARTY TRANSACTIONS

    As a result of the merger of Glaxo Wellcome and SmithKline Beecham in December 2000, GlaxoSmithKline plc ("GSK") currently beneficially owns approximately 22% of the outstanding shares of Quest Diagnostics common stock.

    As part of the SBCL acquisition agreements, SmithKline Beecham and Quest Diagnostics entered into data access agreements under which Quest Diagnostics granted SmithKline Beecham and certain affiliated companies certain non-exclusive rights and access to use Quest Diagnostics' proprietary clinical laboratory information database, which were terminated as of December 31, 2002.

    In addition to the contracts outlined above, GSK has a long-term contractual relationship with Quest Diagnostics under which Quest Diagnostics is the primary provider of testing to support GSK's and SmithKline Beecham's clinical trials testing requirements worldwide (the "Clinical Trials Agreements").

    Significant transactions with GSK and SmithKline Beecham during 2003, 2002 and 2001 included:

                                                               2003      2002      2001
                                                               ----      ----      ----
Net revenues, primarily derived under the Clinical Trials
  Agreements................................................ $50,060   $32,822   $27,806

    In addition, under the SBCL acquisition agreements, SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after tax basis, against certain matters primarily related to taxes and billing and professional liability claims.

    At December 31, 2003 and 2002, accounts payable and accrued expenses included $21 million and $26 million, respectively, due to SmithKline Beecham, primarily related to tax benefits associated with indemnifiable matters.

    During 2001, the Company received $8.7 million from Corning related to certain indemnified billing-related claims settled in 2001 and 2000.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

15. COMMITMENTS AND CONTINGENCIES

    Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect at December 31, 2003 are as follows:

YEAR ENDING DECEMBER 31,
------------------------
2004........................................................  $122,596
2005........................................................    96,987
2006........................................................    73,249
2007........................................................    56,690
2008........................................................    44,109
2009 and thereafter.........................................   136,150
                                                              --------
Minimum lease payments......................................   529,781
Noncancelable sub-lease income..............................      (763)
                                                              --------
Net minimum lease payments..................................  $529,018
                                                              --------
                                                              --------

    Operating lease rental expense for 2003, 2002 and 2001 aggregated $121 million, $97 million and $83 million, respectively.

    The Company has certain noncancelable commitments to purchase products or services from various suppliers, mainly for telecommunications and standing orders to purchase reagents and other laboratory supplies. At December 31, 2003, the approximate total future purchase commitments are $75 million, of which $39 million are expected to be incurred in 2004.

    In support of its risk management program, the Company has standby letters of credit issued under its letter of credit lines and unsecured revolving credit facility to ensure its performance or payment to third parties, which amounted to $57 million at December 31, 2003, of which $44 million was issued against the letter of credit lines with the remaining $13 million issued against our $325 million unsecured revolving credit facility. The letters of credit, which are renewed annually, primarily represent collateral for current and future automobile liability and workers' compensation loss payments. During January 2004, $13 million in letters of credit issued against the $325 million unsecured revolving credit facility were cancelled and $17 million of letters of credit were issued under the letter of credit lines.

    The Company has entered into several settlement agreements with various government and private payers during recent years relating to industry-wide billing and marketing practices that had been substantially discontinued by the mid-1990s. In addition, the Company is aware of several pending lawsuits filed under the qui tam provisions of the civil False Claims Act and has received notices of private claims relating to billing issues similar to those that were the subject of prior settlements with various government payers. Some of the proceedings against the Company involve claims that are substantial in amount. Some of the cases involve the operations of Unilab prior to the closing of the Unilab acquisition.

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

    In addition to the billing-related settlement reserves discussed above, the Company is involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against the Company involve claims that are substantial in amount. Although management cannot predict the outcome of such proceedings or any claims made against the Company, management does not anticipate that the ultimate outcome of the various proceedings or claims will have a material adverse effect on our financial position but may be material to the Company's results of operations and cash flows in the period in which such proceedings or claims are resolved.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

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

16. SUMMARIZED FINANCIAL INFORMATION

    As described in Note 11, the Senior Notes and the Debentures are guaranteed by the Subsidiary Guarantors. With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign and less than wholly owned subsidiaries.

    In conjunction with the Company's secured receivables credit facility described in Note 11, the Company formed a new wholly owned non-guarantor subsidiary, Quest Diagnostics Receivables Incorporated ("QDRI"). The Company and the Subsidiary Guarantors, with the exception of AML and Unilab, transfer all private domestic receivables (principally excluding receivables due from Medicare, Medicaid and other federal programs, and receivables due from customers of its joint ventures) to QDRI. QDRI utilizes the transferred receivables to collateralize the Company's secured receivables credit facility. The Company and the Subsidiary Guarantors provide collection services to QDRI. QDRI uses cash collections principally to purchase new receivables from the Company and the Subsidiary Guarantors.

    The following condensed consolidating financial data illustrates the composition of the combined guarantors. Investments in subsidiaries are accounted for by the parent using the equity method for purposes of the supplemental consolidating presentation. Earnings (losses) of subsidiaries are therefore reflected in the parent's investment accounts and earnings. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. On April 1, 2002, Quest Diagnostics acquired AML (see Note 3), which has been included in the accompanying condensed consolidating financial data, subsequent to the closing of the acquisition, as a Subsidiary Guarantor. On February 28, 2003, Quest Diagnostics acquired Unilab (see Note 3), which has been included in the accompanying condensed consolidating financial data, subsequent to the closing of the acquisition, as a Subsidiary Guarantor.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

Condensed Consolidating Balance Sheet
December 31, 2003

                                                                              NON-
                                                             SUBSIDIARY    GUARANTOR
                                                  PARENT     GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                  ------     ----------   ------------   ------------   ------------
Assets
Current assets:
Cash and cash equivalents.....................  $  141,588   $    1,991    $  11,379     $         -     $  154,958
Accounts receivable, net......................      17,919      164,247      427,021               -        609,187
Other current assets..........................      36,576      114,758       80,307               -        231,641
                                                ----------   ----------    ---------     -----------     ----------
    Total current assets......................     196,083      280,996      518,707               -        995,786
Property, plant and equipment, net............     228,109      350,196       29,000               -        607,305
Goodwill and intangible assets, net...........     158,295    2,332,147       45,411               -      2,535,853
Intercompany receivable (payable).............     510,958     (106,078)    (404,880)              -              -
Investment in subsidiaries....................   1,929,235            -            -      (1,929,235)             -
Other assets..................................      73,398       50,053       39,023               -        162,474
                                                ----------   ----------    ---------     -----------     ----------
    Total assets..............................  $3,096,078   $2,907,314    $ 227,261     $(1,929,235)    $4,301,418
                                                ----------   ----------    ---------     -----------     ----------
                                                ----------   ----------    ---------     -----------     ----------
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses.........  $  337,635   $  281,753    $  30,462     $         -     $  649,850
Current portion of long-term debt.............           -       73,950            -               -         73,950
                                                ----------   ----------    ---------     -----------     ----------
    Total current liabilities.................     337,635      355,703       30,462               -        723,800
Long-term debt................................     315,844      710,908        1,955               -      1,028,707
Other liabilities.............................      47,905       83,781       22,531               -        154,217
Common stockholders' equity...................   2,394,694    1,756,922      172,313      (1,929,235)     2,394,694
                                                ----------   ----------    ---------     -----------     ----------
    Total liabilities and stockholders'
      equity..................................  $3,096,078   $2,907,314    $ 227,261     $(1,929,235)    $4,301,418
                                                ----------   ----------    ---------     -----------     ----------
                                                ----------   ----------    ---------     -----------     ----------

Condensed Consolidating Balance Sheet
December 31, 2002

                                                                              NON-
                                                             SUBSIDIARY    GUARANTOR
                                                  PARENT     GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                  ------     ----------   ------------   ------------   ------------
Assets
Current assets:
Cash and cash equivalents.....................  $   79,015   $    7,377    $  10,385     $         -     $   96,777
Accounts receivable, net......................      15,032       89,626      417,473               -        522,131
Other current assets..........................      52,952       63,148       89,435               -        205,535
                                                ----------   ----------    ---------     -----------     ----------
    Total current assets......................     146,999      160,151      517,293               -        824,443
Property, plant and equipment, net............     227,263      317,243       25,643               -        570,149
Goodwill and intangible assets, net...........     159,293    1,607,767       43,873               -      1,810,933
Intercompany receivable (payable).............     194,874      236,752     (431,626)              -              -
Investment in subsidiaries....................   1,631,868            -            -      (1,631,868)             -
Other assets..................................      61,653       26,905       30,114               -        118,672
                                                ----------   ----------    ---------     -----------     ----------
    Total assets..............................  $2,421,950   $2,348,818    $ 185,297     $(1,631,868)    $3,324,197
                                                ----------   ----------    ---------     -----------     ----------
                                                ----------   ----------    ---------     -----------     ----------
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses.........  $  295,479   $  287,539    $  26,927     $         -     $  609,945
Current portion of long-term debt.............           -       25,689          343               -         26,032
                                                ----------   ----------    ---------     -----------     ----------
    Total current liabilities.................     295,479      313,228       27,270               -        635,977
Long-term debt................................     315,109      478,863        2,535               -        796,507
Other liabilities.............................      42,499       62,339       18,012               -        122,850
Common stockholders' equity...................   1,768,863    1,494,388      137,480      (1,631,868)     1,768,863
                                                ----------   ----------    ---------     -----------     ----------
    Total liabilities and stockholders'
      equity..................................  $2,421,950   $2,348,818    $ 185,297     $(1,631,868)    $3,324,197
                                                ----------   ----------    ---------     -----------     ----------
                                                ----------   ----------    ---------     -----------     ----------

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2003

                                                                             NON-
                                                            SUBSIDIARY    GUARANTOR
                                                 PARENT     GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 ------     ----------   ------------   ------------   ------------
Net revenues..................................  $ 791,399   $3,709,590     $467,559      $(230,590)     $4,737,958
Operating costs and expenses:
    Cost of services..........................    457,819    2,147,387      163,417              -       2,768,623
    Selling, general and administrative.......     76,626      880,951      223,762        (15,639)      1,165,700
    Amortization of intangible assets.........      1,723        6,461           17              -           8,201
    Royalty (income) expense..................   (308,495)     308,495            -              -               -
    Other operating (income) expense, net.....        119       (2,197)       1,058              -          (1,020)
                                                ---------   ----------     --------      ---------      ----------
        Total operating costs and expenses....    227,792    3,341,097      388,254        (15,639)      3,941,504
                                                ---------   ----------     --------      ---------      ----------
Operating income..............................    563,607      368,493       79,305       (214,951)        796,454
Non-operating expenses, net...................    (65,689)    (202,146)      (5,772)       214,951         (58,656)
                                                ---------   ----------     --------      ---------      ----------
Income before taxes...........................    497,918      166,347       73,533              -         737,798
Income tax expense............................    204,795       66,539       29,747              -         301,081
                                                ---------   ----------     --------      ---------      ----------
Income before equity earnings.................    293,123       99,808       43,786              -         436,717
Equity earnings from subsidiaries.............    143,594            -            -       (143,594)              -
                                                ---------   ----------     --------      ---------      ----------
Net income....................................  $ 436,717   $   99,808     $ 43,786      $(143,594)     $  436,717
                                                ---------   ----------     --------      ---------      ----------
                                                ---------   ----------     --------      ---------      ----------


Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2002

                                                                             NON-
                                                            SUBSIDIARY    GUARANTOR
                                                 PARENT     GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 ------     ----------   ------------   ------------   ------------
Net revenues..................................  $ 749,268   $3,143,063     $483,637      $(267,917)     $4,108,051
Operating costs and expenses:
    Cost of services..........................    477,683    1,804,150      150,555              -       2,432,388
    Selling, general and administrative.......    167,736      663,560      258,667        (15,122)      1,074,841
    Amortization of intangible assets.........      2,154        6,219            -              -           8,373
    Royalty (income) expense..................   (246,687)     246,687            -              -               -
    Other operating (income) expense, net.....      2,527         (923)      (1,297)             -             307
                                                ---------   ----------     --------      ---------      ----------
        Total operating costs and expenses....    403,413    2,719,693      407,925        (15,122)      3,515,909
                                                ---------   ----------     --------      ---------      ----------
Operating income..............................    345,855      423,370       75,712       (252,795)        592,142
Non-operating expenses, net...................    (73,700)    (220,396)      (8,464)       252,795         (49,765)
                                                ---------   ----------     --------      ---------      ----------
Income before taxes...........................    272,155      202,974       67,248              -         542,377
Income tax expense............................    109,337       81,190       29,696              -         220,223
                                                ---------   ----------     --------      ---------      ----------
Income before equity earnings.................    162,818      121,784       37,552              -         322,154
Equity earnings from subsidiaries.............    159,336            -            -       (159,336)              -
                                                ---------   ----------     --------      ---------      ----------
Net income....................................  $ 322,154   $  121,784     $ 37,552      $(159,336)     $  322,154
                                                ---------   ----------     --------      ---------      ----------
                                                ---------   ----------     --------      ---------      ----------

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2001

                                                                             NON-
                                                            SUBSIDIARY    GUARANTOR
                                                 PARENT     GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 ------     ----------   ------------   ------------   ------------
Net revenues..................................  $ 596,909   $2,862,536     $451,525      $(283,199)     $3,627,771
Operating costs and expenses:
    Cost of services..........................    431,382    1,610,902      109,310              -       2,151,594
    Selling, general and administrative.......    159,439      623,419      250,420        (14,598)      1,018,680
    Amortization of goodwill and other
      intangible assets.......................      3,826       41,696          585              -          46,107
    Royalty (income) expense..................   (241,886)     241,886            -              -               -
    Other operating (income) expense, net.....       (370)         172           38              -            (160)
                                                ---------   ----------     --------      ---------      ----------
        Total operating costs and expenses....    352,391    2,518,075      360,353        (14,598)      3,216,221
                                                ---------   ----------     --------      ---------      ----------
Operating income..............................    244,518      344,461       91,172       (268,601)        411,550
Non-operating expenses, net...................    (88,375)    (268,762)     (26,425)       268,601        (114,961)
                                                ---------   ----------     --------      ---------      ----------
Income before taxes...........................    156,143       75,699       64,747              -         296,589
Income tax expense............................     66,345       42,645       25,296              -         134,286
                                                ---------   ----------     --------      ---------      ----------
Income before equity earnings.................     89,798       33,054       39,451              -         162,303
Equity earnings from subsidiaries.............     72,505            -            -        (72,505)              -
                                                ---------   ----------     --------      ---------      ----------
Net income....................................  $ 162,303   $   33,054     $ 39,451      $ (72,505)     $  162,303
                                                ---------   ----------     --------      ---------      ----------
                                                ---------   ----------     --------      ---------      ----------


Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2003

                                                                               NON-
                                                              SUBSIDIARY    GUARANTOR
                                                   PARENT     GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                   ------     ----------   ------------   ------------   ------------
  Cash flows from operating activities:
  Net income...................................   $ 436,717   $  99,808     $  43,786      $(143,594)     $ 436,717
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation and amortization............      53,611      91,501         8,791              -        153,903
      Provision for doubtful accounts..........       4,944      64,835       158,443              -        228,222
      Other, net...............................     (78,968)      2,463        18,604        143,594         85,693
      Changes in operating assets and
        liabilities............................      54,277    (178,027)     (117,986)             -       (241,736)
                                                  ---------   ---------     ---------      ---------      ---------
  Net cash provided by operating activities....     470,581      80,580       111,638              -        662,799
  Net cash used in investing activities........    (271,820)    (96,957)      (17,342)       (30,931)      (417,050)
  Net cash provided by (used in) financing
    activities.................................    (136,188)     10,991       (93,302)        30,931       (187,568)
                                                  ---------   ---------     ---------      ---------      ---------
  Net change in cash and cash equivalents......      62,573      (5,386)          994              -         58,181
  Cash and cash equivalents, beginning of
    year.......................................      79,015       7,377        10,385              -         96,777
                                                  ---------   ---------     ---------      ---------      ---------
  Cash and cash equivalents, end of year.......   $ 141,588   $   1,991     $  11,379      $       -      $ 154,958
                                                  ---------   ---------     ---------      ---------      ---------
                                                  ---------   ---------     ---------      ---------      ---------

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- CONTINUED
               (DOLLARS IN THOUSANDS UNLESS OTHERWISE INDICATED)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2002

                                                                             NON-
                                                            SUBSIDIARY    GUARANTOR
                                                 PARENT     GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 ------     ----------   ------------   ------------   ------------
Cash flows from operating activities:
Net income....................................  $ 322,154   $ 121,784     $  37,552      $(159,336)     $ 322,154
Adjustments to reconcile net income to net
  cash provided by (used in) operating
  activities:
    Depreciation and amortization.............     45,718      78,160         7,513              -        131,391
    Provision for doubtful accounts...........      7,966      29,513       179,881              -        217,360
    Other, net................................    (52,282)     15,317        35,626        159,336        157,997
    Changes in operating assets and
      liabilities.............................    168,559    (250,548)     (150,542)             -       (232,531)
                                                ---------   ---------     ---------      ---------      ---------
Net cash provided (used in) by operating
     activities...............................    492,115      (5,774)      110,030              -        596,371
Net cash used in investing activities.........   (439,848)     (2,480)       (6,075)       (28,809)      (477,212)
Net cash provided by (used in) financing
  activities..................................     26,748     (94,940)     (105,331)        28,809       (144,714)
                                                ---------   ---------     ---------      ---------      ---------
Net change in cash and cash equivalents.......     79,015    (103,194)       (1,376)             -        (25,555)
Cash and cash equivalents, beginning of
  year........................................          -     110,571        11,761              -        122,332
                                                ---------   ---------     ---------      ---------      ---------
Cash and cash equivalents, end of year........  $  79,015   $   7,377     $  10,385      $       -      $  96,777
                                                ---------   ---------     ---------      ---------      ---------
                                                ---------   ---------     ---------      ---------      ---------

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2001

                                                                             NON-
                                                            SUBSIDIARY    GUARANTOR
                                                 PARENT     GUARANTORS   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                                 ------     ----------   ------------   ------------   ------------
Cash flows from operating activities:
Net income....................................  $ 162,303   $  33,054     $  39,451      $ (72,505)     $ 162,303
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization.............     40,726     102,020         4,981              -        147,727
    Provision for doubtful accounts...........        627      21,198       196,446              -        218,271
    Loss on debt extinguishment...............     12,464      25,945         3,603              -         42,012
    Other, net................................     34,863      35,735       (40,087)        72,505        103,016
    Changes in operating assets and
      liabilities.............................    (84,349)    (40,535)      (82,642)             -       (207,526)
                                                ---------   ---------     ---------      ---------      ---------
Net cash provided by operating activities.....    166,634     177,417       121,752              -        465,803
Net cash used in investing activities.........   (395,196)    (45,293)       (4,087)       147,960       (296,616)
Net cash provided by (used in) financing
  activities..................................    228,562    (185,416)     (113,518)      (147,960)      (218,332)
                                                ---------   ---------     ---------      ---------      ---------
Net change in cash and cash equivalents.......          -     (53,292)        4,147              -        (49,145)
Cash and cash equivalents, beginning of
  year........................................          -     163,863         7,614              -        171,477
                                                ---------   ---------     ---------      ---------      ---------
Cash and cash equivalents, end of year........  $       -   $ 110,571     $  11,761      $       -      $ 122,332
                                                ---------   ---------     ---------      ---------      ---------
                                                ---------   ---------     ---------      ---------      ---------

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                    QUARTERLY OPERATING RESULTS (UNAUDITED)

                                           FIRST        SECOND       THIRD        FOURTH
                                          QUARTER      QUARTER      QUARTER      QUARTER     TOTAL YEAR
                                          -------      -------      -------      -------     ----------
2003(a)
Net revenues...........................  $1,092,797   $1,219,935   $1,221,221   $1,204,005   $4,737,958
Gross profit...........................     444,700      516,811      510,041      497,783    1,969,335
Net income.............................      88,036      120,412      120,024      108,245      436,717

Basic earnings per common share:
Net income.............................        0.88         1.15         1.15         1.04         4.22

Diluted earnings per common share:
Net income.............................        0.86         1.12         1.12         1.02         4.12


                                           FIRST        SECOND       THIRD        FOURTH
                                          QUARTER      QUARTER      QUARTER      QUARTER     TOTAL YEAR
                                          -------      -------      -------      -------     ----------
2002(b)
Net revenues...........................  $  946,762   $1,068,810   $1,058,714   $1,033,765   $4,108,051
Gross profit...........................     389,024      438,552      433,639      414,448    1,675,663
Net income.............................      66,689       87,151       86,617       81,697      322,154

Basic earnings per common share:
Net income.............................        0.70         0.90         0.89         0.84         3.34

Diluted earnings per common share:
Net income.............................        0.67         0.87         0.87         0.82         3.23

 (a) On February 28, 2003, Quest Diagnostics completed the acquisition of Unilab. The quarterly operating results include the results of operations of Unilab subsequent to the closing of the acquisition (see Note 3).

 (b) On April 1, 2002, Quest Diagnostics completed its acquisition of AML. The quarterly operating results include the results of operations of AML subsequent to the closing of the acquisition (see Note 3).

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                 SCHEDULE II -- VALUATION ACCOUNTS AND RESERVES
                                 (IN THOUSANDS)

                                                              PROVISION FOR
                                                BALANCE AT       DOUBTFUL      NET DEDUCTIONS   BALANCE AT
                                                  1-1-03         ACCOUNTS        AND OTHER       12-31-03
                                                  ------         --------        ---------       --------
Year ended December 31, 2003
    Doubtful accounts and allowances..........   $193,456        $228,222         $209,939       $211,739


                                                              PROVISION FOR
                                                BALANCE AT       DOUBTFUL      NET DEDUCTIONS   BALANCE AT
                                                  1-1-02         ACCOUNTS        AND OTHER       12-31-02
                                                  ------         --------        ---------       --------
Year ended December 31, 2002
    Doubtful accounts and allowances..........   $216,203        $217,360         $240,107       $193,456


                                                              PROVISION FOR
                                                BALANCE AT       DOUBTFUL      NET DEDUCTIONS   BALANCE AT
                                                  1-1-01         ACCOUNTS        AND OTHER       12-31-01
                                                  ------         --------        ---------       --------
Year ended December 31, 2001
    Doubtful accounts and allowances..........   $204,358        $218,271         $206,426       $216,203

                         STATEMENT OF DIFFERENCES
                         ------------------------

The trademark symbol shall be expressed as.............................. 'TM'
The registered trademark symbol shall be expressed as...................  'r'
The section symbol shall be expressed as................................ 'SS'