Form 10-Q
period 2004-03-31
QUEST DIAGNOSTICS INC
filed 2004-04-30
CIK 1022079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter ended March 31, 2004
                         Commission file number 1-12215

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

As of April 23, 2004, there were outstanding 103,467,426 shares of the registrant's common stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

                                                                                   Page
                                                                                   ----
Item 1. Financial Statements

        Index to consolidated financial statements filed as part of this report:

        Consolidated Statements of Operations for the
           Three Months Ended March 31, 2004 and 2003                                2

        Consolidated Balance Sheets as of
           March 31, 2004 and December 31, 2003                                      3

        Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2004 and 2003                                4

        Notes to Consolidated Financial Statements                                   5

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations

        Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                17

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        See Item 2. "Management's Discussion and Analysis of Financial
           Condition and Results of Operations"                                     22

Item 4. Controls and Procedures

        Controls and Procedures                                                     22

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                      (in thousands, except per share data)
                                   (unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                           -----------------------
                                                              2004         2003
                                                           ----------   ----------
Net revenues ...........................................   $1,255,742   $1,092,797
                                                           ----------   ----------
Operating costs and expenses:
Cost of services .......................................      737,281      648,097
Selling, general and administrative ....................      307,545      279,199
Amortization of intangible assets ......................        2,064        2,023
Other operating (income) expense, net ..................          (27)         223
                                                           ----------   ----------
   Total operating costs and expenses ..................    1,046,863      929,542
                                                           ----------   ----------

Operating income .......................................      208,879      163,255

Other income (expense):
Interest expense, net ..................................      (14,644)     (13,909)
Minority share of income ...............................       (4,454)      (3,803)
Equity earnings in unconsolidated joint ventures .......        4,557        4,056
Other income (expense), net ............................        1,199         (805)
                                                           ----------   ----------
   Total non-operating expenses, net ...................      (13,342)     (14,461)
                                                           ----------   ----------

Income before taxes ....................................      195,537      148,794
Income tax expense .....................................       79,388       60,758
                                                           ----------   ----------
Net income .............................................   $  116,149   $   88,036
                                                           ==========   ==========
Basic earnings per common share:
Net income .............................................   $     1.13   $     0.88
Weighted average common shares outstanding - basic .....      103,142      100,037

Diluted earnings per common share:
Net income .............................................   $     1.10   $     0.86
Weighted average common shares outstanding - diluted ...      105,742      102,455

        The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                      (in thousands, except per share data)
                                   (unaudited)

                                                                             March 31,   December 31,
                                                                               2004          2003
                                                                            ----------   ------------
Assets
Current assets:
Cash and cash equivalents................................................   $  190,075    $  154,958
Accounts receivable, net of allowance of $207,210 and $211,739 at
   March 31, 2004 and December 31, 2003, respectively....................      650,511       609,187
Inventories..............................................................       72,625        72,484
Deferred income taxes....................................................       98,114       108,975
Prepaid expenses and other current assets................................       62,296        50,182
                                                                            ----------    ----------
   Total current assets..................................................    1,073,621       995,786
Property, plant and equipment, net.......................................      609,765       607,305
Goodwill, net............................................................    2,517,338     2,518,875
Intangible assets, net...................................................       15,013        16,978
Deferred income taxes....................................................       50,829        49,635
Other assets.............................................................      113,491       112,839
                                                                            ----------    ----------
Total assets.............................................................   $4,380,057    $4,301,418
                                                                            ==========    ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses....................................   $  617,399    $  649,850
Short-term borrowings and current portion of long-term debt..............       44,597        73,950
                                                                            ----------    ----------
   Total current liabilities.............................................      661,996       723,800
Long-term debt...........................................................    1,057,749     1,028,707
Other liabilities........................................................      155,857       154,217
Commitments and contingencies
Common stockholders' equity:
Common stock, par value $0.01 per share; 300,000 shares authorized;
   106,819 and 106,804 shares issued at March 31, 2004 and December
   31, 2003, respectively................................................        1,068         1,068
Additional paid-in capital...............................................    2,252,801     2,267,014
Retained earnings  ......................................................      481,151       380,559
Unearned compensation....................................................       (1,798)       (2,346)
Accumulated other comprehensive income...................................        3,549         5,947
Treasury stock, at cost; 3,453 and 3,990 shares at March 31, 2004 and
   December 31, 2003, respectively.......................................     (232,316)     (257,548)
                                                                            ----------    ----------
   Total common stockholders' equity.....................................    2,504,455     2,394,694
                                                                            ----------    ----------
Total liabilities and stockholders' equity...............................   $4,380,057    $4,301,418
                                                                            ==========    ==========

        The accompanying notes are an integral part of these statements.

                QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                 (in thousands)
                                  (unaudited)

                                                                             2004        2003
                                                                           --------   ---------
Cash flows from operating activities:
Net income..............................................................   $116,149   $  88,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization...........................................     41,070      36,701
Provision for doubtful accounts.........................................     56,626      54,629
Deferred income tax provision...........................................     11,419      10,046
Minority share of income................................................      4,454       3,803
Stock compensation expense..............................................        548       1,536
Tax benefits associated with stock-based compensation plans.............     24,447       5,637
Other, net..............................................................     (1,080)     (1,027)
Changes in operating assets and liabilities:
   Accounts receivable..................................................    (97,950)    (84,316)
   Accounts payable and accrued expenses................................    (63,895)    (96,236)
   Integration, settlement and other special charges....................    (13,975)     (4,898)
   Income taxes payable.................................................     41,544      40,038
   Other assets and liabilities, net....................................     (8,666)      4,352
                                                                           --------   ---------
Net cash provided by operating activities...............................    110,691      58,301
                                                                           --------   ---------

Cash flows from investing activities:
Business acquisitions, net of cash acquired.............................         --    (236,396)
Capital expenditures....................................................    (45,137)    (37,481)
Increase in investments and other assets................................     (3,614)     (2,628)
Proceeds from disposition of assets.....................................      3,293           9
                                                                           --------   ---------
Net cash used in investing activities...................................    (45,458)   (276,496)
                                                                           --------   ---------

Cash flows from financing activities:
Proceeds from borrowings................................................     75,000     450,000
Repayments of debt......................................................    (75,359)   (268,987)
Purchases of treasury stock.............................................    (44,871)         --
Exercise of stock options...............................................     34,483       2,799
Dividends paid..........................................................    (15,429)         --
Distributions to minority partners......................................     (3,940)     (3,002)
Financing costs paid....................................................         --      (4,224)
Other ..................................................................         --         429
                                                                           --------   ---------
Net cash (used in) provided by financing activities.....................    (30,116)    177,015
                                                                           --------   ---------

Net change in cash and cash equivalents.................................     35,117     (41,180)

Cash and cash equivalents, beginning of period..........................    154,958      96,777
                                                                           --------   ---------

Cash and cash equivalents, end of period................................   $190,075   $  55,597
                                                                           ========   =========

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

     On an annualized basis, Quest Diagnostics processes over 130 million requisitions for testing through its extensive network of laboratories and patient service centers in virtually every major metropolitan area throughout the United States.

     Basis of Presentation

     The interim consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2003 Annual Report on Form 10-K. Certain amounts reported in the Company's consolidated statements of operations for the three months ended March 31, 2003 have been reclassified to conform to the 2004 presentation, which reports operating income on the face of the consolidated statements of operations.

     Earnings Per Share

     Basic earnings per common share is calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted average common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. The if-converted method is used in determining the dilutive effect of the Company's 1 3/4% contingent convertible debentures in periods when the holders of such securities are permitted to exercise their conversion rights. Potentially dilutive common shares include outstanding stock options and restricted common shares granted under the Company's Employee Equity Participation Program. These dilutive securities increased the weighted average common shares outstanding by 2.6 million shares and 2.4 million shares for the three months ended March 31, 2004 and 2003, respectively.

     Stock-Based Compensation

     The Company has chosen to adopt the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under this approach, the cost of restricted stock awards is expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense. Stock-based compensation expense recorded in accordance with APB 25, related to restricted stock awards, was $0.5 million and $1.5 million for the three months ended March 31, 2004 and 2003, respectively.

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

                                                Three Months Ended
                                                     March 31,
                                                -------------------
                                                  2004       2003
                                                --------   --------
Net income:
Net income, as reported .....................   $116,149   $ 88,036
Add: Stock-based compensation under APB 25...        548      1,536
Deduct: Total stock-based compensation
   expense determined under fair value
   method for all awards, net of related tax
   effects ..................................    (10,962)   (14,805)
                                                --------   --------
Pro forma net income ........................   $105,735   $ 74,767
                                                ========   ========

Earnings per common share:
Basic - as reported .........................   $   1.13   $   0.88
                                                --------   --------
Basic - pro forma ...........................   $   1.03   $   0.75
                                                --------   --------

Diluted - as reported .......................   $   1.10   $   0.86
                                                --------   --------
Diluted - pro forma .........................   $   1.01   $   0.74
                                                --------   --------

     The fair value of each option grant was estimated on the date of grant currently calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                                 2004       2003
                                               --------   -------
Dividend yield..............................      0.7%      0.0%
Risk-free interest rate.....................      3.0%      2.9%
Expected volatility.........................     47.3%     48.1%
Expected holding period, in years...........        5         5

     New Accounting Standard

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", as revised in December 2003 ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The adoption of FIN 46 did not have an impact on the Company's consolidated financial statements.

2.   BUSINESS ACQUISITION

     On February 28, 2003, the Company completed the acquisition of Unilab Corporation ("Unilab"), the leading commercial clinical laboratory in California. In connection with the acquisition of Unilab, the Company entered into an agreement to sell to Laboratory Corporation of America Holdings, Inc., certain assets in northern California (the "Divestiture"). During the fourth quarter of 2003, the Company finalized its plan related to the integration of Unilab into the Company's laboratory network. As part of the plan, and following the Divestiture, the Company closed its previously owned clinical laboratory in the San Francisco Bay area and completed the integration of remaining customers in the northern California area to Unilab's laboratories in San Jose and Sacramento. The Company currently operates two laboratories in the Los Angeles metropolitan area. The Company plans to open a new regional laboratory in the Los Angeles metropolitan area

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

and then integrate its business in the Los Angeles metropolitan area into the new facility. As of March 31, 2004 and December 31, 2003, accruals related to the Unilab integration plan totaled approximately $6 million and $7 million, respectively. While the majority of the accrued costs at March 31, 2004 are expected to be paid during the remainder of 2004, there are certain severance costs that have payment terms extending into 2005.

     The following unaudited pro forma combined financial information for the three months ended March 31, 2003, assumes that the acquisition of Unilab and the related Divestiture were completed on January 1, 2003 (in thousands, except per share data):

                                                              Three Months Ended
                                                                March 31, 2003
                                                              ------------------
                                                                   Pro forma
                                                              ------------------
Net revenues ..............................................       $1,163,023
Net income ................................................           96,715

Basic earnings per common share:
Net income ................................................       $     0.92
Weighted average common shares outstanding - basic ........          104,583

Diluted earnings per common share:
Net income ................................................       $     0.90
Weighted average common shares outstanding - diluted ......          107,036

     The unaudited pro forma combined financial information presented above reflects certain reclassifications to the historical financial statements of Unilab to conform the acquired company's accounting policies and classification of certain costs and expenses to that of Quest Diagnostics. These adjustments had no impact on pro forma net income. Pro forma results for the three months ended March 31, 2003 exclude $14.5 million of direct transaction costs, which were incurred and expensed by Unilab immediately prior to the closing of the Unilab acquisition.

3.   GOODWILL AND INTANGIBLE ASSETS

     Goodwill at March 31, 2004 and December 31, 2003 consisted of the following:

                                                        March 31,   December 31,
                                                          2004          2003
                                                       ----------   ------------
Goodwill ...........................................   $2,705,391    $2,706,928
Less: accumulated amortization .....................     (188,053)     (188,053)
                                                       ----------    ----------
Goodwill, net ......................................   $2,517,338    $2,518,875
                                                       ==========    ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

     The changes in the gross carrying amount of goodwill for the period ended March 31, 2004 and for the year ended December 31, 2003 are as follows:

                                                        March 31,   December 31,
                                                          2004          2003
                                                       ----------   ------------
Balance at beginning of period......................   $2,706,928    $1,976,903
Goodwill acquired during the period.................           --       730,025
Other...............................................       (1,537)           --
                                                       ----------    ----------
Balance at end of period............................   $2,705,391    $2,706,928
                                                       ==========    ==========

     Intangible assets at March 31, 2004 and December 31, 2003 consisted of the following:

                               Weighted              March 31, 2004                    December 31, 2003
                                Average     --------------------------------   --------------------------------
                             Amortization              Accumulated                        Accumulated
                                Period        Cost    Amortization     Net       Cost    Amortization     Net
                             ------------   -------   ------------   -------   -------   ------------   -------
Non-compete agreements....      5 years     $44,942     $(39,381)    $ 5,561   $44,942     $(37,947)    $ 6,995
Customer lists............     15 years      42,225      (36,023)      6,202    42,225      (35,568)      6,657
Other.....................     10 years       5,895       (2,645)      3,250     5,895       (2,569)      3,326
                                            -------     --------     -------    ------     --------     -------
   Total..................     10 years     $93,062     $(78,049)    $15,013   $93,062     $(76,084)    $16,978
                                            =======     ========     =======   =======     ========     =======

     Amortization expense related to intangible assets was $2,064 and $2,023 for the three months ended March 31, 2004 and 2003, respectively.

     The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2004 is as follows:

    Fiscal Year Ending
       December 31,
----------------------
Remainder of 2004.........   $ 4,404
2005......................     3,168
2006......................     1,891
2007......................     1,057
2008......................       867
2009......................       769
Thereafter................     2,857
                             -------
   Total..................   $15,013
                             =======

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

4.   DEBT

     Term Loan due December 2008

     On December 19, 2003, the Company entered into a new $75 million amortizing term loan facility (the "term loan due December 2008"), which was funded on January 12, 2004 and the proceeds of which were used to repay $75 million of outstanding principal under the Company's term loan due June 2007. Interest is based on LIBOR plus an applicable margin that can fluctuate over a range of up to 119 basis points, based on changes in the Company's public debt rating. As of March 31, 2004, the Company's borrowing rate for LIBOR-based loans was LIBOR plus 0.55%. The term loan due December 2008 requires principal repayments of the initial amount borrowed equal to 20% on each of the third and fourth anniversary dates of the funding and the remainder of the outstanding balance on December 31, 2008. The term loan due December 2008 is guaranteed by the Company's wholly owned subsidiaries that operate clinical laboratories in the United States
(the "Subsidiary Guarantors").

     2004 Debt Refinancings

     On April 20, 2004, the Company entered into a new $500 million senior unsecured revolving credit facility to replace its existing $325 million unsecured revolving credit facility. Under the new $500 million senior unsecured revolving credit facility (the "Credit Facility"), which matures in April 2009, interest is based on certain published rates plus an applicable margin that will vary over an approximate range of 90 basis points based on changes in the Company's credit ratings. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to 180 days. Interest on any outstanding amounts not covered under the LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of April 30, 2004, the Company's borrowing rate for LIBOR-based loans was LIBOR plus 0.625%. The Credit Facility is guaranteed by the Subsidiary Guarantors. The Credit Facility contains various covenants, including the maintenance of certain financial ratios, which could impact the Company's ability to, among other things, incur additional indebtedness.

     In addition, on April 20, 2004, the Company entered into a new $300 million receivables securitization facility to replace its existing $250 million receivables securitization facility which matured in April 2004. The new $300 million receivables securitization facility (the "secured receivables credit facility") matures in April 2007. Interest on the $300 million secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. The secured receivables credit facility is supported by one-year back-up facilities provided by two banks on a committed basis. Borrowings outstanding under the secured receivables credit facility, if any, are classified as a current liability on our consolidated balance sheet since the lenders fund the borrowings through the issuance of commercial paper which matures at various dates within one year from the date of issuance and the term of the one-year back-up facilities described above.

     On April 30, 2004, the Company repaid the remaining $230 million of principal outstanding under its term loan due June 2007 with $100 million of borrowings under its new $500 million unsecured revolving credit facility and $130 million of borrowings under its new $300 million secured receivables credit facility.

     In conjunction with the debt refinancings outlined above, the Company is expected to record a charge to earnings of approximately $3 million in the second quarter of 2004, representing the write-off of deferred financing costs associated with the Company's debt and credit facilities which were refinanced.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

5.   COMMITMENTS AND CONTINGENCIES

     The Company has standby letters of credit issued under its $68 million letter of credit lines to ensure its performance or payment to third parties, which amounted to $61 million at March 31, 2004. The letters of credit, which are renewed annually, primarily represent collateral for current and future automobile liability and workers' compensation loss payments.

     The Company has entered into several settlement agreements with various government and private payers during recent years relating to industry-wide billing and marketing practices that had been substantially discontinued by the mid-1990s. The Company is aware of certain pending lawsuits filed under the qui tam provisions of the civil False Claims Act. Some of the proceedings against the Company involve claims that are substantial in amount.

     Although management believes that established reserves for billing-related claims are sufficient, including qui tam cases of which management is aware, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial position. However, the Company understands that there may be pending qui tam claims brought by former employees or other "whistle blowers" as to which it has not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

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

6.   STOCKHOLDERS' EQUITY

     Changes in stockholders' equity for the three months ended March 31, 2004 were as follows:

                                                                                         Accumulated
                                 Shares of                                                  Other
                                  Common             Additional                            Compre-     Treasury   Compre-
                                   Stock     Common   Paid-In    Retained    Unearned      hensive      Stock,    hensive
                                Outstanding   Stock    Capital   Earnings  Compensation    Income      at Cost    Income
                                -----------  ------  ----------  --------  ------------  -----------  ---------  --------
Balance,
   December 31, 2003..........    102,814    $1,068  $2,267,014  $380,559     $(2,346)     $ 5,947    $(257,548)
Net income....................                                    116,149                                        $116,149
Other comprehensive
   loss.......................                                                              (2,398)                (2,398)
                                                                                                                 --------
   Comprehensive income.......                                                                                   $113,751
                                                                                                                 ========
Dividend declared ............                                    (15,557)
Issuance of common stock
   under benefit plans........         49         1       3,065
Exercise of stock options.....      1,124              (35,620)                                         70,103
Shares to cover employee
   payroll tax withholdings
   on stock issued under
   benefit plans..............        (74)       (1)     (6,105)
Tax benefits associated
   with stock-based
   compensation plans ........                           24,447
Amortization of unearned
   compensation...............                                                    548
Purchases of treasury stock...       (547)                                                              (44,871)
                                  -------    ------  ----------  --------     -------      ------     ---------
Balance,
   March 31, 2004.............    103,366    $1,068  $2,252,801  $481,151     $(1,798)     $3,549     $(232,316)
                                  =======    ======  ==========  ========     =======      ======     =========

     In 2003, the Company's Board of Directors authorized a share repurchase program, which permits the Company to purchase up to $600 million of its common stock. For the quarter ended March 31, 2004, the Company repurchased 0.5 million shares of its common stock at an average price of $81.97 per share for a total of $45 million. Since the inception of the share repurchase program, the Company has repurchased approximately 4.5 million shares of its common stock at an average price of $66.64 per share for a total of $303 million. For the quarter ended March 31, 2004, the Company reissued 1.0 million of these shares held in treasury in connection with employee benefit plans. At March 31, 2004, $297 million of the share repurchase authorization remains available.

     During the first quarter of 2004, the Company's Board of Directors declared a quarterly cash dividend of $0.15 per common share payable on April 21, 2004 to shareholders of record on April 7, 2004.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

     Changes in stockholders' equity for the three months ended March 31, 2003 were as follows:

                                                                                             Accumulated
                                 Shares of                         Retained                     Other
                                  Common             Additional    Earnings                    Compre-      Compre-
                                   Stock     Common   Paid-In    (Accumulated    Unearned      hensive      hensive
                                Outstanding   Stock    Capital     Deficit)    Compensation  Income (Loss)   Income
                                -----------  ------  ----------  ------------  ------------  -------------  -------
Balance,
   December 31, 2002..........     97,963    $  980  $1,817,511    $(40,772)      $(3,332)      $(5,524)
Net income....................                                       88,036                                 $88,036
Other comprehensive income....                                                                      744         744
                                                                                                            -------
   Comprehensive income.......                                                                              $88,780
                                                                                                            =======
Shares issued to acquire
   Unilab.....................      7,055        71     372,393
Fair value of Unilab
   converted options..........                            8,452
Issuance of common stock
   under benefit plans........        205         2       8,095                    (5,041)
Exercise of stock options.....        197         2       2,797
Shares to cover employee
   payroll tax withholdings
   on stock issued under
   benefit plans..............       (163)       (2)     (8,661)
Tax benefits associated with
   stock-based compensation
   plans......................                            5,637
Amortization of unearned
   compensation...............                                                      1,687
                                  -------    ------  ----------    --------       -------       -------
Balance,
   March 31, 2003.............    105,257    $1,053  $2,206,224    $ 47,264       $(6,686)      $(4,780)
                                  =======    ======  ==========    ========       =======       =======

7.   SUPPLEMENTAL CASH FLOW & OTHER DATA

                                                                Three Months Ended
                                                                    March 31,
                                                               --------   --------
                                                                 2004       2003
                                                               --------   --------
Depreciation expense........................................   $ 39,006   $ 34,678

Interest expense............................................    (15,050)   (14,185)
Interest income.............................................        406        276
                                                               --------   --------
Interest expense, net.......................................    (14,644)   (13,909)

Interest paid...............................................     21,903     27,111
Income taxes paid...........................................      3,571      7,198

Businesses acquired:
Fair value of assets acquired...............................   $     --   $972,764
Fair value of liabilities assumed...........................         --    275,349

Non-cash financing activities:
Fair value of common stock issued to acquire Unilab.........   $     --   $372,464
Fair value of converted options issued in conjunction with
   the Unilab acquisition...................................         --      8,452

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

8.   SUMMARIZED FINANCIAL INFORMATION

     The Company's 6 3/4% senior notes due 2006, 7 1/2% senior notes due 2011 and 1 3/4% contingent convertible debentures due 2021 are guaranteed by the Subsidiary Guarantors. With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign and less than wholly owned subsidiaries.

     In conjunction with the receivables securitization, the Company formed a new wholly owned non-guarantor subsidiary, Quest Diagnostics Receivables Incorporated ("QDRI"). Through March 31, 2004, the Company and the Subsidiary Guarantors, with the exception of American Medical Laboratories, Incorporated ("AML") and Unilab, transfer all private domestic receivables (principally excluding receivables due from Medicare, Medicaid and other federal programs, and receivables due from customers of its joint ventures) to QDRI. In conjunction with the Company's new $300 million secured receivables credit facility in April 2004, effective in the second quarter of 2004, the Company and the Subsidiary Guarantors, including AML and Unilab, will transfer all private domestic receivables to QDRI. QDRI utilizes the transferred receivables to collateralize the Company's secured receivables credit facility. The Company and the Subsidiary Guarantors provide collection services to QDRI. QDRI uses cash collections principally to purchase new receivables from the Company and the Subsidiary Guarantors.

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

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2004

                                                           Subsidiary   Non-Guarantor
                                                 Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                                --------   ----------   -------------   ------------   ------------
Net revenues.................................   $200,225    $992,321      $121,658        $(58,462)     $1,255,742

Operating costs and expenses:
   Cost of services .........................    120,820     573,835        42,626              --         737,281
   Selling, general and administrative ......     27,916     225,625        58,335          (4,331)        307,545
   Amortization of intangible assets ........        523       1,532             9              --           2,064
   Royalty (income) expense .................    (80,999)     80,999            --              --              --
   Other operating (income) expense, net ....       (736)         19           690              --             (27)
                                                --------    --------      --------        --------      ----------
      Total operating costs and expenses ....     67,524     882,010       101,660          (4,331)      1,046,863
                                                --------    --------      --------        --------      ----------
Operating income ............................    132,701     110,311        19,998         (54,131)        208,879
Non-operating expenses, net .................    (14,696)    (51,719)       (1,058)         54,131         (13,342)
                                                --------    --------      --------        --------      ----------
Income before taxes .........................    118,005      58,592        18,940              --         195,537
Income tax expense ..........................     49,705      23,437         6,246              --          79,388
                                                --------    --------      --------        --------      ----------
Income before equity earnings ...............     68,300      35,155        12,694              --         116,149
Equity earnings from subsidiaries ...........     47,849          --            --         (47,849)             --
                                                --------    --------      --------        --------      ----------
Net income ..................................   $116,149    $ 35,155      $ 12,694        $(47,849)     $  116,149
                                                ========    ========      ========        ========      ==========

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2003

                                                           Subsidiary   Non-Guarantor
                                                 Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                                --------   ----------   -------------   ------------   ------------
Net revenues ................................   $191,631    $849,370       $112,980       $(61,184)     $1,092,797

Operating costs and expenses:
   Cost of services .........................    115,506     495,786         36,805             --         648,097
   Selling, general and administrative ......     19,227     207,039         56,757         (3,824)        279,199
   Amortization of intangible assets ........        289       1,734             --             --           2,023
   Royalty (income) expense .................    (69,304)     69,304             --             --              --
   Other operating (income) expense, net ....         --          (3)           226             --             223
                                                --------    --------       --------       --------      ----------
      Total operating costs and expenses ....     65,718     773,860         93,788         (3,824)        929,542
                                                --------    --------       --------       --------      ----------
Operating income ............................    125,913      75,510         19,192        (57,360)        163,255
Non-operating expenses, net .................    (17,300)    (53,104)        (1,417)        57,360         (14,461)
                                                --------    --------       --------       --------      ----------
Income before taxes .........................    108,613      22,406         17,775             --         148,794
Income tax expense ..........................     44,191       8,963          7,604             --          60,758
                                                --------    --------       --------       --------      ----------
Income before equity earnings ...............     64,422      13,443         10,171             --          88,036
Equity earnings from subsidiaries ...........     23,614          --             --        (23,614)             --
                                                --------    --------       --------       --------      ----------
Net income ..................................   $ 88,036    $ 13,443       $ 10,171       $(23,614)     $   88,036
                                                ========    ========       ========       ========      ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Balance Sheet
March 31, 2004

                                                             Subsidiary   Non-Guarantor
                                                  Parent     Guarantors    Subsidiaries   Eliminations   Consolidated
                                                ----------   ----------   -------------   ------------   ------------
Assets
Current assets:
Cash and cash equivalents ...................   $  177,215   $    1,195     $  11,665     $        --     $  190,075
Accounts receivable, net ....................       20,420       85,378       544,713              --        650,511
Other current assets ........................       39,058      101,404        92,573              --        233,035
                                                ----------   ----------     ---------     -----------     ----------
   Total current assets .....................      236,693      187,977       648,951              --      1,073,621
Property, plant and equipment, net ..........      222,626      358,808        28,331              --        609,765
Goodwill and intangible assets, net .........      157,954    2,328,995        45,402              --      2,532,351
Intercompany receivable (payable) ...........      602,976      (72,147)     (530,829)             --             --
Investment in subsidiaries ..................    1,970,807           --            --      (1,970,807)            --
Other assets ................................       51,770       71,425        41,125              --        164,320
                                                ----------   ----------     ---------     -----------     ----------
   Total assets .............................   $3,242,826   $2,875,058     $ 232,980     $(1,970,807)    $4,380,057
                                                ==========   ==========     =========     ===========     ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses .......   $  373,073   $  214,820     $  29,506     $        --     $  617,399
Current portion of long-term debt ...........           --       44,597            --              --         44,597
                                                ----------   ----------     ---------     -----------     ----------
   Total current liabilities ................      373,073      259,417        29,506              --        661,996
Long-term debt ..............................      315,916      739,877         1,956              --      1,057,749
Other liabilities ...........................       49,382       83,687        22,788              --        155,857
Common stockholders' equity .................    2,504,455    1,792,077       178,730      (1,970,807)     2,504,455
                                                ----------   ----------     ---------     -----------     ----------
   Total liabilities and stockholders' equity   $3,242,826   $2,875,058     $ 232,980     $(1,970,807)    $4,380,057
                                                ==========   ==========     =========     ===========     ==========

Condensed Consolidating Balance Sheet
December 31, 2003

                                                             Subsidiary   Non-Guarantor
                                                  Parent     Guarantors    Subsidiaries   Eliminations   Consolidated
                                                ----------   ----------   -------------   ------------   ------------
Assets
Current assets:
Cash and cash equivalents ...................   $  141,588   $    1,991     $  11,379     $        --     $  154,958
Accounts receivable, net ....................       17,919      164,247       427,021              --        609,187
Other current assets ........................       36,576      114,758        80,307              --        231,641
                                                ----------   ----------     ---------     -----------     ----------
   Total current assets .....................      196,083      280,996       518,707              --        995,786
Property, plant and equipment, net ..........      228,109      350,196        29,000              --        607,305
Goodwill and intangible assets, net .........      158,295    2,332,147        45,411              --      2,535,853
Intercompany receivable (payable) ...........      510,958     (106,078)     (404,880)             --             --
Investment in subsidiaries ..................    1,929,235           --            --      (1,929,235)            --
Other assets ................................       73,398       50,053        39,023              --        162,474
                                                ----------   ----------     ---------     -----------     ----------
   Total assets .............................   $3,096,078   $2,907,314     $ 227,261     $(1,929,235)    $4,301,418
                                                ==========   ==========     =========     ===========     ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses .......   $  337,635   $  281,753     $  30,462     $        --     $  649,850
Current portion of long-term debt ...........           --       73,950            --              --         73,950
                                                ----------   ----------     ---------     -----------     ----------
   Total current liabilities ................      337,635      355,703        30,462              --        723,800
Long-term debt ..............................      315,844      710,908         1,955              --      1,028,707
Other liabilities ...........................       47,905       83,781        22,531              --        154,217
Common stockholders' equity .................    2,394,694    1,756,922       172,313      (1,929,235)     2,394,694
                                                ----------   ----------     ---------     -----------     ----------
   Total liabilities and stockholders' equity   $3,096,078   $2,907,314     $ 227,261     $(1,929,235)    $4,301,418
                                                ==========   ==========     =========     ===========     ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2004

                                                                      Subsidiary   Non-Guarantor
                                                            Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                                          ---------   ----------   -------------   ------------   ------------
Cash flows from operating activities:
Net income ............................................   $116,149    $  35,155      $  12,694       $(47,849)     $ 116,149
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization ......................     13,803       24,848          2,419             --         41,070
   Provision for doubtful accounts ....................      1,148       15,510         39,968             --         56,626
   Other, net .........................................      9,342       (7,805)        (9,598)        47,849         39,788
   Changes in operating assets and liabilities ........    (68,855)      59,399       (133,486)            --       (142,942)
                                                          --------    ---------      ---------       --------      ---------
Net cash provided by (used in) operating activities ...     71,587      127,107        (88,003)            --        110,691
Net cash used in investing activities .................    (10,169)     (23,914)        (1,983)        (9,392)       (45,458)
Net cash (used in) provided by financing activities ...    (25,791)    (103,989)        90,272          9,392        (30,116)
                                                          --------    ---------      ---------       --------      ---------
Net change in cash and cash equivalents ...............     35,627         (796)           286             --         35,117
Cash and cash equivalents, beginning of period ........    141,588        1,991         11,379             --        154,958
                                                          --------    ---------      ---------       --------      ---------
Cash and cash equivalents, end of period ..............   $177,215    $   1,195      $  11,665       $     --      $ 190,075
                                                          ========    =========      =========       ========      =========

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2003

                                                                      Subsidiary   Non-Guarantor
                                                            Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                                          ---------   ----------   -------------   ------------   ------------
Cash flows from operating activities:
Net income ............................................   $  88,036    $ 13,443      $ 10,171       $ (23,614)     $  88,036
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization ......................      13,417      21,306         1,978              --         36,701
   Provision for doubtful accounts ....................       1,757      11,184        41,688              --         54,629
   Other, net .........................................      (7,421)     (5,913)        9,715          23,614         19,995
   Changes in operating assets and liabilities ........       7,536     (85,134)      (63,462)             --       (141,060)
                                                          ---------    --------      --------       ---------      ---------
Net cash provided by (used in) operating activities ...     103,325     (45,114)           90              --         58,301
Net cash used in investing activities .................    (546,659)    (20,633)       (4,334)        295,130       (276,496)
Net cash provided by financing activities .............     407,287      63,211         1,647        (295,130)       177,015
                                                          ---------    --------      --------       ---------      ---------
Net change in cash and cash equivalents ...............     (36,047)     (2,536)       (2,597)             --        (41,180)
Cash and cash equivalents, beginning of period ........      79,015       7,377        10,385              --         96,777
                                                          ---------    --------      --------       ---------      ---------
Cash and cash equivalents, end of period ..............   $  42,968    $  4,841      $  7,788       $      --      $  55,597
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

     While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for it is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our 2003 Annual Report on Form 10-K.

Integration of Unilab Corporation

     On February 28, 2003, we completed the acquisition of Unilab Corporation, or Unilab, the leading commercial clinical laboratory in California. In connection with the acquisition of Unilab, we entered into an agreement to sell to Laboratory Corporation of America Holdings, Inc., certain assets in northern California, or the Divestiture. During the fourth quarter of 2003, we finalized our plan related to the integration of Unilab into our laboratory network. As part of the plan, and following the Divestiture, we closed our previously owned clinical laboratory in the San Francisco Bay area and completed the integration of remaining customers in the northern California area to Unilab's laboratories in San Jose and Sacramento. We currently operate two laboratories in the Los Angeles metropolitan area. We plan to open a new regional laboratory in the Los Angeles metropolitan area and then integrate our business in the Los Angeles metropolitan area into the new facility.

     As of March 31, 2004 and December 31, 2003, accruals related to the Unilab integration plan totaled approximately $6 million and $7 million, respectively. While the majority of the accrued costs at March 31, 2004 are expected to be paid during the remainder of 2004, there are certain severance costs that have payment terms extending into 2005.

Results of Operations

     Three Months Ended March 31, 2004 Compared with Three Months Ended March 31, 2003

     Net income for the three months ended March 31, 2004 increased to $116 million from $88 million for the prior year period. This increase in earnings was primarily attributable to revenue growth and improved efficiencies generated from our Six Sigma and standardization initiatives.

     Net Revenues

     Net revenues for the three months ended March 31, 2004 grew by 14.9% over the prior year level and include three months of results of Unilab, which was acquired on February 28, 2003, compared to one month of Unilab results in the prior year. Pro forma revenue growth, assuming that the Unilab acquisition and the related Divestiture had been completed on January 1, 2003, was 8.0% for the three months ended March 31, 2004.

     For the three months ended March 31, 2004, clinical testing volume, measured by the number of requisitions, increased 11.1% compared to the prior year period. On a pro forma basis, assuming that the Unilab acquisition and the Divestiture had been completed on January 1, 2003, testing volume increased 2.9%. Approximately 2% of the improved volume is due to an extra day in the current quarter caused by Leap Year and less severe weather than the year before.

     For the three months ended March 31, 2004, average revenue per requisition improved 3.1%, or 4.4% on a pro forma basis, assuming that the Unilab acquisition and the Divestiture had been completed on January 1, 2003. The improvement in average revenue per requisition was primarily attributable to a continuing shift in test mix to higher value testing, including gene-based and esoteric testing. The inclusion of Unilab's results subsequent to February 28, 2003 served to reduce average revenue per requisition, reflecting Unilab's lower revenue per requisition.

     Drugs of abuse testing, which is among our lowest priced services and accounts for approximately 6% of our volume and 3% of our consolidated net revenues, showed modest growth during the quarter, the first reported growth in several years.

     Our businesses, other than clinical laboratory testing, which represent approximately 4% of our consolidated net revenues, grew over 20% during the three months ended March 31, 2004 and contributed approximately one-half of a percent to reported revenue growth.

     Operating Costs and Expenses

     Total operating costs and expenses for the three months ended March 31, 2004 increased $117 million from the prior year period primarily due to increases in our clinical testing volume (largely as a result of the Unilab acquisition). The increased costs were primarily in the areas of employee compensation and benefits and testing supplies. While our cost structure has been favorably impacted by the improved efficiencies generated from our Six Sigma and standardization initiatives, we continue to make investments to enhance our infrastructure to pursue our overall business strategy.

     Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 58.7% of net revenues for the three months ended March 31, 2004, compared to 59.3% in the prior year period. This improvement was primarily the result of the increase in average revenue per requisition and efficiency gains resulting from our Six Sigma and standardization initiatives. This improvement was partially offset by initial installation costs of deploying our Internet-based orders and results systems in physicians' offices and our patient service centers. The increase in the number of orders and test results reported via our Internet-based systems is improving the initial collection of billing information which is reducing the cost of billing and bad debt expense, both of which are components of selling, general and administrative expenses. At March 31, 2004, approximately 30% of our orders and approximately 40% of our test results were being transmitted via the Internet. Additionally, we believe that the number of physicians who no longer draw blood in their office continues to increase, which is resulting in an increase in the number of blood draws in our patient service centers or by our phlebotomists placed in physicians' offices. This shift has increased our operating costs associated with our blood draws, but is reducing costs in accessioning and other parts of our operations due to improved billing information and a reduction in the number of inadequate patient samples obtained by our trained phlebotomists compared to samples collected by physician employed phlebotomists.

     Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased during the three months ended March 31, 2004, as a percentage of net revenues, to 24.5% from 25.5% in the prior year period. This improvement was primarily due to efficiencies from our Six Sigma and standardization initiatives and the improvement in average revenue per requisition. During the first quarter of 2004, bad debt expense improved to 4.5% of net revenues, compared to 5.0% in the prior year period. The reduction in bad debt expense as a percentage of net revenues occurred despite the addition of Unilab, which has higher levels of bad debt than the rest of Quest Diagnostics. This improvement primarily relates to the collection of diagnosis, patient and insurance information necessary to more effectively bill for services performed. We believe that our Six Sigma and standardization initiatives and the increased use of electronic ordering by our customers will provide additional opportunities to further improve our overall collection experience and cost structure.

     Operating Income

     Operating income for the three months ended March 31, 2004 improved to $209 million, or 16.6% of net revenues, from $163 million, or 14.9% of net revenues, in the prior year period. The increase in operating income was driven by revenue growth and continuing efficiencies generated from our Six Sigma and standardization efforts, which have reduced both the cost of services and selling, general and administrative expenses as a percentage of net revenues.

     Other Income (Expense)

     Other income (expense), net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets.

Impact of Contingent Convertible Debentures on Diluted Earnings per Common Share

     The if-converted method is used in determining the dilutive effect of our 1 3/4% contingent convertible debentures due 2021 (the "Debentures") in periods when the holders of such securities are permitted to exercise their conversion rights. As of and for the three months ended March 31, 2004, the holders of the Debentures did not have the ability to exercise their conversion rights. Had the requirements to allow the holders to exercise their conversion rights been met and the Debentures remained outstanding for the entire period, diluted earnings per common share would have been reduced by approximately 2% during the three months ended March 31, 2004. See Note 11 to the Consolidated Financial Statements contained in our 2003 Annual Report on Form 10-K for a further discussion of the Debentures.

Quantitative and Qualitative Disclosures About Market Risk

     We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that may include the use of derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. We do not believe that our foreign exchange exposure is material to our financial position or results of operations. See Note 2 to the Consolidated Financial Statements contained in our 2003 Annual Report on Form 10-K for additional discussion of our financial instruments and hedging activities.

     At both March 31, 2004 and December 31, 2003, the fair value of our debt was estimated at approximately $1.2 billion, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2004 and December 31, 2003, the estimated fair value exceeded the carrying value of the debt by approximately $100 million and $86 million, respectively. An assumed 10% increase in interest rates (representing approximately 50 basis points at both March 31, 2004 and December 31, 2003) would potentially reduce the estimated fair value of our debt by approximately $23 million and $17 million at March 31, 2004 and December 31, 2003, respectively.

     The Debentures have a contingent interest component that will require us to pay contingent interest based on certain thresholds, as outlined in the indenture governing the Debentures. The contingent interest component, which is more fully described in Note 11 to the Consolidated Financial Statements contained in our 2003 Annual Report on Form 10-K, is considered to be a derivative instrument subject to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. As such, the derivative was recorded at its fair value in the consolidated balance sheet and was not material at March 31, 2004 and December 31, 2003.

     Borrowings under our $325 million unsecured revolving credit facility, our term loan facilities and our $250 million secured receivables credit facility are subject to variable interest rates. Interest rates on our $325 million unsecured revolving credit facility and term loans are subject to a pricing schedule that can fluctuate based on changes in our credit rating. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit rating. As of March 31, 2004, our borrowing rate for LIBOR-based loans was principally LIBOR plus 1.1875%. At March 31, 2004, there was $230 million outstanding under our term loan due June 2007, $75 million outstanding under our term loan due December 2008, and there were no borrowings outstanding under our $325 million unsecured revolving credit facility or our $250 million secured receivables credit facility. See Note 4 to the interim consolidated financial statements for details regarding the 2004 debt refinancings.

     Based on our net exposure to interest rate changes, an assumed 10% change in interest rates on our variable rate indebtedness (representing approximately 11 basis points) would impact annual net interest expense by approximately $0.3 million, assuming no changes to the debt outstanding at March 31, 2004.

Liquidity and Capital Resources

     Cash and Cash Equivalents

     Cash and cash equivalents at March 31, 2004 totaled $190 million, compared to $155 million at December 31, 2003. Cash flows from operating activities in 2004 provided cash of $111 million, which together with cash on-hand were used to fund investing and financing activities, which required cash of $45 million and $30 million, respectively. Cash and cash equivalents at March 31, 2003 totaled $56 million, compared to $97 million at December 31, 2002. Cash flows from operating activities in the first quarter of 2003 were $58 million, which along with cash flows from financing activities of $177 million and cash on-hand, were used to fund investing activities, which required cash of $276 million.

     Cash Flows From Operating Activities

     Net cash provided by operating activities for the three months ended March 31, 2004 was $111 million compared to $58 million in the prior year period. This increase was primarily due to improved operating performance and increased tax benefits associated with stock-based compensation plans, partially offset by an increase in accounts receivable associated with growth in net revenues. Days sales outstanding, a measure of billing and collection efficiency, improved to 45 days at March 31, 2004 from 48 days at December 31, 2003.

     Cash Flows From Investing Activities

     Net cash used in investing activities for the three months ended March 31, 2004 was $45 million, consisting primarily of capital expenditures of $45 million.

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

     Cash Flows From Financing Activities

     Net cash used in financing activities in the three months ended March 31, 2004 was $30 million, consisting primarily of purchases of treasury stock totaling $45 million and a $15 million dividend payment, partially offset by $34 million received from the exercise of stock options. In addition, $75 million of borrowings under our term loan due December 2008 were used to repay $75 million under our term loan due June 2007. The $45 million in treasury stock purchases represents 547 thousand shares of our common stock repurchased at an average price of $81.97 per share.

     Net cash provided by financing activities in 2003 was $177 million, consisting primarily of $450 million of borrowings under our term loan due June 2007, partially offset by debt repayments totaling $269 million. Borrowings under our term loan due June 2007 were used to finance the cash portion of the purchase price and related transaction costs associated with the acquisition of Unilab, and to repay $220 million of debt, representing substantially all of Unilab's then existing outstanding debt, and related accrued interest. Of the $220 million, $124 million represents payments related to our cash tender offer on March 7, 2003, for all of the outstanding $100.8 million principal amount of Unilab's 12 3/4% Senior Subordinated Notes due 2009 and $23 million of related tender premium and associated tender offer costs. The remaining debt repayments in the first quarter of 2003 consisted primarily of a $42 million repayment under our term loan due June 2007 and a $6 million capital lease repayment.

     Dividend Policy

     On October 21, 2003, our Board of Directors declared the payment of a quarterly cash dividend of $0.15 per common share. The quarterly dividend was paid on January 23, 2004 to shareholders of record on January 8, 2004 and totaled $15.4 million. During the first quarter of 2004, our Board of Directors declared a quarterly cash dividend of $0.15 per common share payable on April 21, 2004 to shareholders of record on April 7, 2004. The quarterly dividend was paid on April 21, 2004 and totaled approximately $15.5 million. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

     Share Repurchase Plan

     In 2003, our Board of Directors authorized a share repurchase program, which permits us to purchase up to $600 million of our common stock. During the three months ended March 31, 2004, we repurchased 547 thousand shares of our common stock at an average price of $81.97 per share for a total of $45 million. Since the inception of the share repurchase program, we have repurchased approximately 4.5 million shares of our common stock at an average price of $66.64 per share for a total of $303 million. During the first quarter of 2004, we reissued 1.0 million of these shares held in treasury in connection with employee benefit plans. At March 31, 2004, $297 million of the share repurchase authorization remains available. We expect to fund the share repurchase program with cash flows from operations and do not expect the share repurchase program to have a material impact on our ability to finance future growth.

     Contractual Obligations and Commitments

     A description of the terms of our indebtedness, related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 11 to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K. A discussion of our debt refinancings in April 2004 is contained in Note 4 to the interim consolidated financial statements. A discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase products or services at December 31, 2003 is contained in Note 15 to the Consolidated Financial Statements in our 2003 Annual Report on Form 10-K. See
Note 5 to the interim consolidated financial statements for information regarding the status of our remaining contractual obligations and commitments.

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

     In April 2004, we entered into a new $500 million senior unsecured revolving credit facility to replace our existing $325 million unsecured revolving credit facility. In addition, we entered into a new $300 million secured receivables credit facility to replace our existing $250 million secured receivables credit facility, which matured in April 2004. On April 30, 2004, we repaid the remaining $230 million of principal outstanding under our term loan due June 2007 with $100 million of borrowings under our new $500 million senior unsecured revolving credit facility and $130 million of borrowings under our new $300 million secured receivables credit facility. The refinancings were done to take advantage of the improved lending environment and our improved credit profile. See Note 4 to the interim consolidated financial statements for further details regarding the refinancings. As of April 30, 2004, $400 million of our new $500 million senior unsecured revolving credit facility and $170 million of our new $300 million secured receivables credit facility remained available to us for future borrowing.

     We believe that cash from operations and our borrowing capacity under our credit facilities will provide sufficient financial flexibility to meet seasonal working capital requirements and to fund capital expenditures, debt service requirements, cash dividends on common shares, share repurchases and additional growth opportunities for the foreseeable future. Our investment grade credit ratings have had a favorable impact on our cost of and access to capital, and we believe that our improved financial performance should provide us with access to additional financing, if necessary, to fund growth opportunities that cannot be funded from existing sources.

Impact of New Accounting Standard

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", as revised in December 2003. The impact of this accounting standard is discussed in Note 1 to the interim consolidated financial statements.

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

     We would like to take advantage of the "safe harbor" provisions of the Litigation Reform Act in connection with the forward-looking statements included in this document. The risks and other factors that could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements may include, but are not limited to, unanticipated expenditures, changing relationships with customers, payers, suppliers and strategic partners, competitive environment, changes in government regulations, conditions of the economy and other factors described in our 2003 Annual Report on Form 10-K and subsequent filings.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 5 to the interim consolidated financial statements for information regarding the status of government investigations and private claims.

Item 2. Changes in Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES

-----------------------------------------------------------------------------------------------------------------
                                                                                  (d) Approximate Dollar Value of
                     (a) Total                       (c) Total Number of Shares        Shares that May Yet Be
                     Number of                          Purchased as Part of        Purchased Under the Plans or
                       Shares    (b) Average Price    Publicly Announced Plans                Programs
     Period          Purchased     Paid per Share            or Programs                   (in thousands)
-----------------------------------------------------------------------------------------------------------------
January 1, 2004 -
January 31, 2004           --              --                       --                        $342,452
-----------------------------------------------------------------------------------------------------------------
February 1, 2004 -
February 29, 2004          --              --                       --                        $342,452
-----------------------------------------------------------------------------------------------------------------
March 1, 2004 -
March 31, 2004        547,400          $81.97                  547,400                        $297,580
-----------------------------------------------------------------------------------------------------------------
Total                 547,400          $81.97                  547,400                        $297,580
-----------------------------------------------------------------------------------------------------------------

     In 2003, our Board of Directors authorized a share repurchase program, which permits us to purchase up to $600 million of our common stock.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

        10.1     Fifth Supplemental Indenture dated as of April 16, 2004, among
                 Unilab Acquisition Corporation (d/b/a FNA Clinics of America),
                 Quest Diagnostics Incorporated, The Bank Of New York, and the
                 Subsidiary Guarantors

        10.2 Third Amended and Restated Credit and Security Agreement dated as of April 20, 2004 among Quest Diagnostics Receivables Inc., as Borrower, Quest Diagnostics Incorporated, as Servicer, each of the lenders party thereto and Wachovia Bank, National
                 Association, as Administrative Agent

        10.3 Second Amended and Restated Receivables Sale Agreement dated as of April 20, 2004 among Quest Diagnostics Incorporated and each of its direct or indirect wholly owned subsidiaries who is or hereafter becomes a seller hereunder, as the Sellers, and Quest
                 Diagnostics Receivables Inc., as the Buyer

        10.4     Amended and Restated Credit Agreement dated as of April 20,
                 2004 among Quest Diagnostics Incorporated, the Subsidiary
                 Guarantors and the Banks

        10.5     Form of Supplemental Deferred Compensation Plan

        10.6     Letter Agreement dated April 21, 2004 between the Company and
                 Kenneth W. Freeman (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report: April 22, 2004) and incorporated herein by reference)

        31.1     Certification of Chief Executive Officer Pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002

        31.2     Certification of Chief Financial Officer Pursuant to Section
                 302 of the Sarbanes-Oxley Act of 2002

        32.1     Certification of Chief Executive Officer Pursuant to 18
                 U.S.C. 'SS' 1350, as Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002

        32.2     Certification of Chief Financial Officer Pursuant to 18
                 U.S.C. 'SS' 1350, as Adopted Pursuant to Section 906 of the
                 Sarbanes-Oxley Act of 2002

(b)  Report on Form 8-K filed during the first quarter of 2004:

     On January 27, 2004, the Company furnished a current report on Form 8-K reporting its press release of January 27, 2004 announcing, among other things, its results for the quarter and year ended December 31, 2003.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 30, 2004

Quest Diagnostics Incorporated


By /s/ Kenneth W. Freeman
   -----------------------------
       Kenneth W. Freeman
       Chairman of the Board and
       Chief Executive Officer


By /s/ Robert A. Hagemann
   -----------------------------
       Robert A. Hagemann
       Senior Vice President and
       Chief Financial Officer

                      STATEMENT OF DIFFERENCES

The section symbol shall be expressed as............................'SS'
The greater-than-or-equal-to sign shall be expressed as................. >=