Form 10-Q
period 2004-06-30
QUEST DIAGNOSTICS INC
filed 2004-07-30
CIK 1022079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter ended June 30, 2004
                         Commission file number 1-12215

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

As of July 23, 2004, there were 101,884,157 outstanding shares of the registrant's common stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

                                                                                   Page
                                                                                   ----
Item 1. Financial Statements

        Index to consolidated financial statements filed as part of this report:

        Consolidated Statements of Operations for the
        Three and Six Months Ended June 30, 2004 and 2003                            2

        Consolidated Balance Sheets as of
        June 30, 2004 and December 31, 2003                                          3

        Consolidated Statements of Cash Flows for the
        Six Months Ended June 30, 2004 and 2003                                      4

        Notes to Consolidated Financial Statements                                   5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                      18

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        See Item 2. "Management's Discussion and Analysis of Financial Condition
           and Results of Operations"                                               24

Item 4. Controls and Procedures

        Controls and Procedures                                                     24

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                      (in thousands, except per share data)
                                   (unaudited)

                                                 Three Months Ended         Six Months Ended
                                                      June 30,                  June 30,
                                              -----------------------   -----------------------
                                                 2004         2003         2004         2003
                                              ----------   ----------   ----------   ----------
Net revenues ..............................   $1,297,674   $1,219,935   $2,553,416   $2,312,732
                                              ----------   ----------   ----------   ----------
Operating costs and expenses:
Cost of services ..........................      747,577      703,124    1,484,858    1,351,221
Selling, general and administrative .......      307,402      296,062      614,947      575,261
Amortization of intangible assets .........        2,058        2,068        4,122        4,091
Other operating expense, net ..............       10,618           10       10,591          233
                                              ----------   ----------   ----------   ----------
   Total operating costs and expenses .....    1,067,655    1,001,264    2,114,518    1,930,806
                                              ----------   ----------   ----------   ----------

Operating income ..........................      230,019      218,671      438,898      381,926

Other income (expense):
Interest expense, net .....................      (16,346)     (16,866)     (30,990)     (30,775)
Minority share of income ..................       (5,019)      (4,415)      (9,473)      (8,218)
Equity earnings in unconsolidated joint
   ventures ...............................        5,397        4,554        9,954        8,610
Other income (expense), net ...............       (1,223)       1,461          (24)         656
                                              ----------   ----------   ----------   ----------
   Total non-operating expenses, net ......      (17,191)     (15,266)     (30,533)     (29,727)
                                              ----------   ----------   ----------   ----------

Income before taxes .......................      212,828      203,405      408,365      352,199
Income tax expense ........................       85,999       82,993      165,387      143,751
                                              ----------   ----------   ----------   ----------
Net income ................................   $  126,829   $  120,412   $  242,978   $  208,448
                                              ==========   ==========   ==========   ==========

Basic earnings per common share:
Net income ................................   $     1.23   $     1.15   $     2.36   $     2.03
Weighted average common shares outstanding
   - basic ................................      103,009      105,049      103,075      102,543

Diluted earnings per common share:
Net income ................................   $     1.20   $     1.12   $     2.30   $     1.98
Weighted average common shares outstanding
   - diluted ..............................      105,397      107,677      105,569      105,066

        The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2004 AND DECEMBER 31, 2003
                      (in thousands, except per share data)
                                   (unaudited)

                                                                              June 30,    December 31,
                                                                                2004          2003
                                                                             ----------   ------------
Assets
Current assets:
Cash and cash equivalents ................................................   $  137,802    $  154,958
Accounts receivable, net of allowance of $202,894 and $211,739 at
   June 30, 2004 and December 31, 2003, respectively .....................      677,710       609,187
Inventories ..............................................................       72,848        72,484
Deferred income taxes ....................................................       97,764       108,975
Prepaid expenses and other current assets ................................       57,996        50,182
                                                                             ----------    ----------
   Total current assets ..................................................    1,044,120       995,786
Property, plant and equipment, net .......................................      615,301       607,305
Goodwill, net ............................................................    2,517,338     2,518,875
Intangible assets, net ...................................................       12,760        16,978
Deferred income taxes ....................................................       54,675        49,635
Other assets .............................................................      102,657       112,839
                                                                             ----------    ----------
Total assets .............................................................   $4,346,851    $4,301,418
                                                                             ==========    ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses ....................................   $  639,633    $  649,850
Short-term borrowings and current portion of long-term debt ..............      130,409        73,950
                                                                             ----------    ----------
   Total current liabilities .............................................      770,042       723,800
Long-term debt ...........................................................      971,717     1,028,707
Other liabilities ........................................................      165,719       154,217
Commitments and contingencies
Common stockholders' equity:
Common stock, par value $0.01 per share; 300,000 shares authorized;
   106,797 and 106,804 shares issued at June 30, 2004 and December 31,
   2003, respectively ....................................................        1,068         1,068
Additional paid-in capital ...............................................    2,231,752     2,267,014
Retained earnings ........................................................      592,708       380,559
Unearned compensation ....................................................         (419)       (2,346)
Accumulated other comprehensive income ...................................        1,009         5,947
Treasury stock, at cost; 5,083 and 3,990 shares at June 30, 2004 and
   December 31, 2003, respectively .......................................     (386,745)     (257,548)
                                                                             ----------    ----------
   Total common stockholders' equity .....................................    2,439,373     2,394,694
                                                                             ----------    ----------
Total liabilities and stockholders' equity ...............................   $4,346,851    $4,301,418
                                                                             ==========    ==========

        The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                 (in thousands)
                                   (unaudited)

                                                                              2004        2003
                                                                           ---------   ---------
Cash flows from operating activities:
Net income..............................................................   $ 242,978   $ 208,448
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization...........................................      83,917      74,972
Provision for doubtful accounts.........................................     112,338     113,543
Deferred income tax provision...........................................       9,748       5,891
Minority share of income................................................       9,473       8,218
Stock compensation expense..............................................         965       2,876
Tax benefits associated with stock-based compensation plans.............      39,983       9,541
Other, net..............................................................       2,592       1,442
Changes in operating assets and liabilities:
   Accounts receivable..................................................    (180,861)   (157,996)
   Accounts payable and accrued expenses................................        (461)    (63,821)
   Integration, settlement and other special charges....................     (16,341)     (9,283)
   Income taxes payable.................................................       4,920      29,769
   Other assets and liabilities, net....................................       8,873       4,078
                                                                           ---------   ---------
Net cash provided by operating activities...............................     318,124     227,678
                                                                           ---------   ---------

Cash flows from investing activities:
Business acquisitions, net of cash acquired.............................          --    (237,411)
Capital expenditures....................................................     (90,847)    (75,806)
Proceeds from disposition of assets.....................................       4,741       3,402
Increase in investments and other assets................................      (2,876)    (11,114)
                                                                           ---------   ---------
Net cash used in investing activities...................................     (88,982)   (320,929)
                                                                           ---------   ---------

Cash flows from financing activities:
Proceeds from borrowings................................................     304,921     450,000
Repayments of debt......................................................    (305,637)   (354,539)
Purchases of treasury stock.............................................    (271,103)    (10,065)
Exercise of stock options...............................................      66,839       9,207
Dividends paid..........................................................     (30,943)         --
Distributions to minority partners......................................      (8,314)     (6,262)
Financing costs paid....................................................      (2,061)     (4,227)
Other...................................................................          --         429
                                                                           ---------   ---------
Net cash (used in) provided by financing activities.....................    (246,298)     84,543
                                                                           ---------   ---------

Net change in cash and cash equivalents.................................     (17,156)     (8,708)

Cash and cash equivalents, beginning of period..........................     154,958      96,777
                                                                           ---------   ---------
Cash and cash equivalents, end of period................................   $ 137,802   $  88,069
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

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

1.   BASIS OF PRESENTATION

     Background

     Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") is the largest clinical laboratory testing business in the United States. As the nation's leading provider of diagnostic testing and related services for the healthcare industry, Quest Diagnostics offers a broad range of clinical laboratory testing services to physicians, hospitals, managed care organizations, employers, governmental institutions and other commercial clinical laboratories. Quest Diagnostics is the leading provider of esoteric testing, including gene-based testing, and testing for drugs of abuse. The Company is also a leading provider of anatomic pathology services and testing to support clinical trials of new pharmaceuticals worldwide. Through the Company's national network of laboratories and patient service centers, and its esoteric testing laboratories and development facilities, Quest Diagnostics offers comprehensive and innovative diagnostic testing, information and related services used by physicians and other healthcare customers to diagnose, treat and monitor diseases and other medical conditions.

     On an annual basis, Quest Diagnostics processes over 130 million requisitions for testing through its extensive network of laboratories and patient service centers in virtually every major metropolitan area throughout the United States.

     Basis of Presentation

     The interim consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's 2003 Annual Report on Form 10-K. Certain amounts reported in the Company's consolidated statements of operations for the three and six months ended June 30, 2003 have been reclassified to conform to the 2004 presentation, which reports operating income on the face of the consolidated statements of operations.

     Earnings Per Share

     Basic earnings per common share is calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted average common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. The if-converted method is used in determining the dilutive effect of the Company's 1 3/4% contingent convertible debentures (the "Debentures") in periods when the holders of such securities are permitted to exercise their conversion rights. Potentially dilutive common shares include outstanding stock options and restricted common shares granted under the Company's Employee Equity Participation Program. These dilutive securities increased the weighted average common shares outstanding by 2.4 million shares and 2.5 million shares for the three and six months ended June 30, 2004, respectively. For the three and six months ended June 30, 2003, these dilutive securities increased the weighted average common shares outstanding by 2.6 million and 2.5 million shares, respectively.

     Stock-Based Compensation

     The Company has chosen to adopt the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under this approach, the cost of restricted stock awards is expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense. Stock-based compensation expense recorded in accordance with APB 25, related to restricted stock awards, was $0.5 million and $1.3 million for the three months ended June 30, 2004 and 2003, respectively, and $1.0 million and $2.9 million for the six months ended June 30, 2004 and 2003, respectively.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

     The following table presents net income and basic and diluted earnings per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts granted for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148 (in thousands, except per share data):

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                     -------------------   -------------------
                                                       2004       2003       2004       2003
                                                     --------   --------   --------   --------
Net income:
Net income, as reported...........................   $126,829   $120,412   $242,978   $208,448
Add: Stock-based compensation under APB 25........        417      1,340        965      2,876
Deduct: Total stock-based compensation expense
   determined under fair value method for all
   awards, net of related tax effects.............    (10,796)   (13,124)   (21,760)   (27,929)
                                                     --------    -------   --------   --------
Pro forma net income..............................   $116,450   $108,628   $222,183   $183,395
                                                     ========   ========   ========   ========

Earnings per common share:
Basic - as reported...............................   $   1.23   $   1.15   $   2.36   $   2.03
                                                     --------   --------   --------   --------
Basic - pro forma.................................   $   1.13   $   1.03   $   2.16   $   1.79
                                                     --------   --------   --------   --------

Diluted - as reported.............................   $   1.20   $   1.12   $   2.30   $   1.98
                                                     --------   --------   --------   --------
Diluted - pro forma...............................   $   1.11   $   1.02   $   2.12   $   1.77
                                                     --------   --------   --------   --------

     The fair value of each option grant was estimated on the date of grant currently calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                       Three Months Ended   Six Months Ended
                                            June 30,             June 30,
                                       ------------------   ----------------
                                         2004      2003       2004     2003
                                       --------  --------   -------  -------
Dividend yield......................      0.7%      0.0%       0.7%     0.0%
Risk-free interest rate.............      3.7%      2.6%       3.1%     2.8%
Expected volatility.................     47.1%     48.5%      47.2%    48.1%
Expected holding period, in years...       5         5          5        5

     New Accounting Standards

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities", as revised in December 2003 ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The adoption of FIN 46 did not have an impact on the Company's consolidated financial statements.

     In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share", ("Issue 03-6"), effective June 30, 2004. Issue 03-6 requires the use of the two-class method to compute earnings per share for companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The contingent interest feature of the Debentures represents a participation right, thereby qualifying the Debentures as a participating security and requiring the use of the two-class method for purposes of calculating earnings per share when holders of the security are entitled to receive contingent interest.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)


The holders of the Debentures will receive contingent interest, and the Company would be required to utilize the two-class method, if the Debentures trade at a price greater than or equal to 120% of the principal amount of the Debentures (or $1,200 per Debenture) for periods specified under the indenture. For the periods presented, the holders of the Debentures were not entitled to contingent interest and as such, the two-class method has not been utilized to compute earnings per common share. For purposes of presenting diluted earnings per common share, a company would reflect the more dilutive effect of either the if-converted or the two-class methods. Had utilization of the two-class method been required, basic and diluted earnings per common share for the three and six months ended June 30, 2004, as presented, would have been reduced by approximately 3%. The if-converted method is used in determining the dilutive effect of the Debentures in periods when the holders of such securities are permitted to exercise their conversion rights. For the periods presented, the holders of the Debentures did not have the ability to exercise their conversion rights. Had the use of the if-converted method been required to give effect to the conversion of the Debentures, diluted earnings per common share for the the three and six months ended June 30, 2004 would have been reduced by approximately 2%. As such, the use of the two-class method would have resulted in an additional 1% dilution beyond the 2% dilution calculated using the if-converted method.

2.   BUSINESS ACQUISITION

     On February 28, 2003, the Company completed the acquisition of Unilab Corporation ("Unilab"), the leading commercial clinical laboratory in California. In connection with the acquisition of Unilab, the Company entered into an agreement to sell to Laboratory Corporation of America Holdings, Inc., certain assets in northern California (the "Divestiture"). During the fourth quarter of 2003, the Company finalized its plan related to the integration of Unilab into the Company's laboratory network. As part of the plan, and following the Divestiture, the Company closed its previously owned clinical laboratory in the San Francisco Bay area and completed the integration of remaining customers in the northern California area to Unilab's laboratories in San Jose and Sacramento. The Company currently operates two laboratories in the Los Angeles metropolitan area. The Company plans to open a new regional laboratory in the Los Angeles metropolitan area and then integrate its business in the Los Angeles metropolitan area into the new facility. As of June 30, 2004 and December 31, 2003, accruals related to the Unilab integration plan totaled approximately $5 million and $7 million, respectively. While the majority of the accrued costs at June 30, 2004 are expected to be paid during the remainder of 2004, there are certain severance costs that have payment terms extending into 2005.

     The following unaudited pro forma combined financial information for the three and six months ended June 30, 2003, assumes that the acquisition of Unilab and the related Divestiture were completed on January 1, 2003 (in thousands, except per share data):

                                                          Three Months Ended   Six Months Ended
                                                             June 30, 2003       June 30, 2003
                                                          ------------------   ----------------
                                                               Pro forma           Pro forma
                                                          ------------------   ----------------
Net revenues...........................................       $1,215,626          $2,378,649
Net income.............................................          119,959             216,675

Basic earnings per common share:
Net income.............................................       $     1.14          $     2.07
Weighted average common shares outstanding - basic.....          105,049             104,816

Diluted earnings per common share:
Net income.............................................       $     1.11          $     2.02
Weighted average common shares outstanding - diluted...          107,677             107,360

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

3.   GOODWILL AND INTANGIBLE ASSETS

     Goodwill at June 30, 2004 and December 31, 2003 consisted of the following:

                                                                               June 30,    December 31,
                                                                                 2004          2003
                                                                              ----------   ------------
Goodwill...................................................................   $2,705,391    $2,706,928
Less: accumulated amortization ............................................     (188,053)     (188,053)
                                                                              ----------    ----------
Goodwill, net..............................................................   $2,517,338    $2,518,875
                                                                              ==========    ==========

     The changes in the gross carrying amount of goodwill for the six month period ended June 30, 2004 and for the year ended December 31, 2003 are as follows:

                                                                               June 30,    December 31,
                                                                                 2004          2003
                                                                              ----------   ------------
Balance at beginning of period.............................................   $2,706,928    $1,976,903
Goodwill acquired during the period........................................           --       730,025
Other......................................................................       (1,537)           --
                                                                              ----------    ----------
Balance at end of period...................................................   $2,705,391    $2,706,928
                                                                              ==========    ==========

     Intangible assets at June 30, 2004 and December 31, 2003 consisted of the following:

                                             June 30, 2004                     December 31, 2003
                                   ---------------------------------   --------------------------------
                      Weighted
                       Average
                    Amortization               Accumulated                        Accumulated
                       Period        Cost     Amortization     Net       Cost    Amortization     Net
                    ------------   --------   ------------   -------   -------    -----------   -------
Non-compete
   agreements....      5 years      $44,942     $(40,811)    $ 4,131   $44,942     $(37,947)    $ 6,995
Customer lists...     15 years       42,225      (36,477)      5,748    42,225      (35,568)      6,657
Other............     10 years        5,600       (2,719)      2,881     5,895       (2,569)      3,326
                                    -------       ------     -------   -------     --------     -------
   Total.........     10 years      $92,767     $(80,007)    $12,760   $93,062     $(76,084)    $16,978
                                    =======     ========     =======   =======     ========     =======

         Amortization expense related to intangible assets was $2,058 and $2,068 for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, amortization expense related to intangible assets was $4,122 and $4,091, respectively.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

     The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2004 is as follows:

 Fiscal Year Ending
    December 31,
--------------------
Remainder of 2004...   $ 2,478
2005................     3,148
2006................     1,872
2007................     1,037
2008................       847
2009................       750
Thereafter..........     2,628
                       -------
  Total.............   $12,760
                       =======

4.   DEBT

     Term Loan due December 2008

     On December 19, 2003, the Company entered into a new $75 million amortizing term loan facility (the "term loan due December 2008"), which was funded on January 12, 2004 and the proceeds of which were used to repay $75 million of outstanding principal under the Company's term loan due June 2007. Interest is based on LIBOR plus an applicable margin that can fluctuate over a range of up to 119 basis points, based on changes in the Company's public debt rating. As of June 30, 2004, the Company's borrowing rate for LIBOR-based loans was LIBOR plus 0.55%. The term loan due December 2008 requires principal repayments of the initial amount borrowed equal to 20% on each of the third and fourth anniversary dates of the funding and the remainder of the outstanding balance on December 31, 2008. The term loan due December 2008 is guaranteed by the Company's wholly owned subsidiaries that operate clinical laboratories in the United States (the "Subsidiary Guarantors").

     2004 Debt Refinancings

     On April 20, 2004, the Company entered into a new $500 million senior unsecured revolving credit facility which replaced a $325 million unsecured revolving credit facility. Under the new $500 million senior unsecured revolving credit facility (the "Credit Facility"), which matures in April 2009, interest is based on certain published rates plus an applicable margin that will vary over an approximate range of 90 basis points based on changes in the Company's credit ratings. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to 180 days. Interest on any outstanding amounts not covered under the LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of June 30, 2004, the Company's borrowing rate for LIBOR-based loans was LIBOR plus 0.625%. The Credit Facility is guaranteed by the Subsidiary Guarantors. The Credit Facility contains various covenants, including the maintenance of certain financial ratios, which could impact the Company's ability to, among other things, incur additional indebtedness.

     In addition, on April 20, 2004, the Company entered into a new $300 million receivables securitization facility which replaced a $250 million receivables securitization facility that matured in April 2004. The new $300 million receivables securitization facility (the "secured receivables credit facility") matures in April 2007. Interest on the secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. The secured receivables credit facility is supported by one-year back-up facilities provided by two banks on a committed basis. Borrowings outstanding under the secured receivables credit facility, if any, are classified as a current liability on the Company's consolidated balance sheet since the lenders fund the borrowings through the issuance of commercial paper which matures at various dates within one year from the date of issuance and the term of the one-year back-up facilities described above.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

     On April 30, 2004, the Company repaid the remaining $230 million of principal outstanding under its term loan due June 2007 with $100 million of borrowings under the Credit Facility and $130 million of borrowings under the secured receivables credit facility.

     In conjunction with the debt refinancings, the Company recorded a $2.9 million charge to earnings in the second quarter of 2004 representing the write-off of deferred financing costs associated with the debt that was refinanced. The $2.9 million charge was included in interest expense, net within the consolidated statements of operations for the three and six months ended June 30, 2004.

5.   COMMITMENTS AND CONTINGENCIES

     The Company has standby letters of credit issued under its $68 million letter of credit lines to ensure its performance or payment to third parties, which amounted to $61 million at June 30, 2004. The letters of credit, which are renewed annually, primarily represent collateral for current and future automobile liability and workers' compensation loss payments.

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

6.   STOCKHOLDERS' EQUITY

     Changes in stockholders' equity for the six months ended June 30, 2004 were as follows:

                                                                                         Accumulated
                                 Shares of                                                  Other
                                   Common            Additional                            Compre-     Treasury   Compre-
                                   Stock     Common    Paid-In   Retained    Unearned      hensive    Stock, at  hensive
                                Outstanding   Stock    Capital   Earnings  Compensation     Income       Cost     Income
                                -----------  ------  ----------  --------  ------------  -----------  ---------  --------
Balance,
   December 31, 2003..........    102,814    $1,068  $2,267,014  $380,559    $(2,346)      $ 5,947    $(257,548)
Net income....................                                    242,978                                        $242,978
Other comprehensive loss......                                                              (4,938)                (4,938)
                                                                                                                 --------
   Comprehensive income.......                                                                                   $238,040
                                                                                                                 ========
Dividends declared ...........                                    (30,829)
Issuance of common stock
   under benefit plans........         93         1       1,777                  962                      4,310
Exercise of stock options.....      2,081               (70,757)                                        137,596
Shares to cover employee
   payroll tax
   withholdings on stock
   issued under benefit
   plans......................        (76)       (1)     (6,265)
Tax benefits associated
   with stock-based
   compensation plans.........                           39,983
Amortization of unearned
   compensation...............                                                   965
Purchases of treasury stock ..     (3,198)                                                             (271,103)
                                  -------    ------  ----------  --------    -------       -------    ---------
Balance,
   June 30, 2004..............    101,714    $1,068  $2,231,752  $592,708    $  (419)      $ 1,009    $(386,745)
                                  =======    ======  ==========  ========    =======       =======    =========

     In 2003, the Company's Board of Directors authorized a share repurchase program, which permits the Company to purchase up to $600 million of its common stock. For the three months ended June 30, 2004, the Company repurchased approximately 2.7 million shares of its common stock at an average price of $85.34 per share for a total of $226 million. For the six months ended June 30, 2004, the Company repurchased approximately 3.2 million shares of its common stock at an average price of $84.76 per share for a total of $271 million. Through June 30, 2004, the Company has repurchased approximately 7.2 million shares of its common stock at an average price of $73.54 for a total of $529 million. At June 30, 2004, $71 million of the share repurchase authorization remained available. In July 2004, the Company's Board of Directors authorized the Company to purchase up to an additional $300 million of its common stock, bringing the total available for repurchases under the combined authorizations to $371 million as of July 22, 2004. For the three and six months ended
June 30, 2004, the Company reissued approximately 1.0 million shares and
2.1 million shares, respectively, in connection with employee benefit plans.

     During the first quarter of 2004, the Company's Board of Directors declared a quarterly cash dividend of $0.15 per common share payable on April 21, 2004 to shareholders of record on April 7, 2004. The quarterly dividend was paid on April 21, 2004 and totaled approximately $15.5 million. During the second quarter of 2004, the Company's Board of Directors declared a quarterly cash dividend of $0.15 per common share payable on July 21, 2004 to shareholders of record on July 7, 2004 and totaled approximately $15.3 million.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

     Changes in stockholders' equity for the six months ended June 30, 2003 were as follows:

                                                                                             Accumulated
                                                                                                Other
                                 Shares of                         Retained                    Compre-
                                   Common            Additional    Earnings                    hensive     Treasury   Compre-
                                   Stock     Common    Paid-In   (Accumulated    Unearned       Income    Stock, at   hensive
                                Outstanding   Stock    Capital     Deficit)    Compensation     (Loss)       Cost     Income
                                -----------  ------  ----------  ------------  ------------  -----------  ---------  --------
Balance,
   December 31, 2002..........     97,963    $  980  $1,817,511    $(40,772)     $(3,332)      $(5,524)    $     --
Net income....................                                      208,448                                          $208,448
Other comprehensive income....                                                                   3,190                  3,190
                                                                                                                     --------
   Comprehensive income.......                                                                                       $211,638
                                                                                                                     ========
Shares issued to acquire
   Unilab.....................      7,055        71     372,393
Fair value of Unilab
   converted options..........                            8,452
Issuance of common stock
   under benefit plans........        274         3      11,630                   (5,041)
Exercise of stock options.....        453         4       9,203
Shares to cover employee
   payroll tax
   withholdings on stock
   issued under benefit
   plans......................       (170)       (2)     (9,099)
Tax benefits associated
   with stock-based
   compensation plans.........                            9,541
Amortization of unearned
   compensation...............                                                     3,301
Purchases of treasury stock...       (162)                                                                  (10,065)
                                  -------    ------  ----------    --------      -------       -------     --------
Balance,
   June 30, 2003..............    105,413    $1,056  $2,219,631    $167,676      $(5,072)      $(2,334)    $(10,065)
                                  =======    ======  ==========    ========      =======       =======     ========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

7.   SUPPLEMENTAL CASH FLOW & OTHER DATA

                                                   Three Months Ended     Six Months Ended
                                                        June 30,              June 30,
                                                  -------------------   -------------------
                                                    2004       2003       2004       2003
                                                  --------   --------   --------   --------
Depreciation expense...........................   $ 40,789   $ 36,203   $ 79,795   $ 70,881

Interest expense...............................    (16,768)   (16,993)   (31,818)   (31,178)
Interest income................................        422        127        828        403
                                                  --------   --------   --------   --------
Interest expense, net..........................    (16,346)   (16,866)   (30,990)   (30,775)

Interest paid..................................      4,012      5,434     25,915     32,545
Income taxes paid..............................    108,820     93,432    112,391    100,630

Businesses acquired:
Fair value of assets acquired..................   $     --   $  5,102   $     --   $977,866
Fair value of liabilities assumed..............         --      4,161         --    279,510

Non-cash financing activities:
Fair value of common stock issued to acquire
   Unilab......................................   $     --   $     --   $     --   $372,464
Fair value of converted options issued in
   conjunction with the Unilab acquisition.....         --         --         --      8,452

8.   SUMMARIZED FINANCIAL INFORMATION

     The Company's 6 3/4% senior notes due 2006, 7 1/2% senior notes due 2011 and 1 3/4% contingent convertible debentures due 2021 are guaranteed by the Subsidiary Guarantors. With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign subsidiaries and less than wholly owned subsidiaries.

     In conjunction with the receivables securitization, the Company formed a new wholly owned non-guarantor subsidiary, Quest Diagnostics Receivables Incorporated ("QDRI"). Through March 31, 2004, the Company and the Subsidiary Guarantors, with the exception of American Medical Laboratories, Incorporated ("AML") and Unilab, transferred all private domestic receivables (principally excluding receivables due from Medicare, Medicaid and other federal programs, and receivables due from customers of its joint ventures) to QDRI. In conjunction with the Company's new $300 million secured receivables credit facility, effective in the second quarter of 2004, the Company and the Subsidiary Guarantors, including AML and Unilab, transfer all private domestic receivables to QDRI. QDRI utilizes the transferred receivables to collateralize the Company's secured receivables credit facility. The Company and the Subsidiary Guarantors provide collection services to QDRI. QDRI uses cash collections principally to purchase new receivables from the Company and the Subsidiary Guarantors.

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

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2004

                                                             Subsidiary   Non-Guarantor
                                                   Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                                   ------    ----------    ------------   ------------   ------------
Net revenues...................................   $209,548   $1,021,661     $133,259        $(66,794)     $1,297,674

Operating costs and expenses:
   Cost of services............................    115,462      586,962       45,153              --         747,577
   Selling, general and administrative.........     27,528      220,894       63,927          (4,947)        307,402
   Amortization of intangible assets...........        503        1,546            9              --           2,058
   Royalty (income) expense....................    (82,968)      82,968           --              --              --
   Other operating (income) expense, net.......     10,622            3           (7)             --          10,618
                                                  --------   ----------     --------        --------      -----------
      Total operating costs and expenses.......     71,147      892,373      109,082          (4,947)       1,067,655
                                                  --------   ----------     --------        --------      -----------
Operating income...............................    138,401      129,288       24,177         (61,847)        230,019
Non-operating expenses, net....................    (20,832)     (57,301)        (905)         61,847         (17,191)
                                                  --------   ----------     --------        --------      ----------
Income before taxes............................    117,569       71,987       23,272              --         212,828
Income tax expense.............................     47,280       28,795        9,924              --          85,999
                                                  --------   ----------     --------        --------      ----------
Income before equity earnings..................     70,289       43,192       13,348              --         126,829
Equity earnings from subsidiaries..............     56,540           --           --         (56,540)             --
                                                  --------   ----------     --------        --------      ----------
Net income.....................................   $126,829   $   43,192     $ 13,348        $(56,540)     $  126,829
                                                  ========   ==========     ========        ========      ==========

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2003

                                                             Subsidiary   Non-Guarantor
                                                   Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                                   ------    ----------    ------------   ------------   ------------
Net revenues...................................   $203,649    $956,955       $122,729       $(63,398)     $1,219,935

Operating costs and expenses:
   Cost of services............................    113,864     548,495         40,765             --         703,124
   Selling, general and administrative.........     18,045     225,769         56,210         (3,962)        296,062
   Amortization of intangible assets...........        821       1,247             --             --           2,068
   Royalty (income) expense....................    (70,661)     70,661             --             --              --
   Other operating (income) expense, net.......         --          (4)            14             --              10
                                                  --------    --------       --------       --------      ----------
      Total operating costs and expenses.......     62,069     846,168         96,989         (3,962)      1,001,264
                                                  --------    --------       --------       --------      ----------
Operating income...............................    141,580     110,787         25,740        (59,436)        218,671
Non-operating expenses, net....................    (17,539)    (55,761)        (1,402)        59,436         (15,266)
                                                  --------    --------       --------       --------      ----------
Income before taxes............................    124,041      55,026         24,338             --         203,405
Income tax expense.............................     50,928      22,009         10,056             --          82,993
                                                  --------    --------       --------       --------      ----------
Income before equity earnings..................     73,113      33,017         14,282             --         120,412
Equity earnings from subsidiaries..............     47,299          --             --        (47,299)             --
                                                  --------    --------       --------       ---------     ----------
Net income.....................................   $120,412    $ 33,017       $ 14,282       $(47,299)     $  120,412
                                                  ========    ========       ========       =========     ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2004

                                                              Subsidiary   Non-Guarantor
                                                    Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                                    ------    ----------    ------------   ------------   ------------
Net revenues...................................   $ 409,773   $2,013,982      $254,917      $(125,256)     $2,553,416

Operating costs and expenses:
   Cost of services............................     236,282    1,160,797        87,779             --       1,484,858
   Selling, general and administrative.........      55,444      446,519       122,262         (9,278)        614,947
   Amortization of intangible assets...........       1,026        3,078            18             --           4,122
   Royalty (income) expense....................    (163,967)     163,967            --             --              --
   Other operating expense, net................       9,886           22           683             --          10,591
                                                  ---------   ----------      --------      ---------      ----------
      Total operating costs and expenses.......     138,671    1,774,383       210,742         (9,278)      2,114,518
                                                  ---------   ----------      --------      ---------      -----------
Operating income...............................     271,102      239,599        44,175       (115,978)        438,898
Non-operating expenses, net....................     (35,528)    (109,020)       (1,963)       115,978         (30,533)
                                                  ---------   ----------      --------      ---------      ----------
Income before taxes............................     235,574      130,579        42,212             --         408,365
Income tax expense.............................      96,985       52,232        16,170             --         165,387
                                                  ---------   ----------      --------      ---------      ----------
Income before equity earnings..................     138,589       78,347        26,042             --         242,978
Equity earnings from subsidiaries..............     104,389           --            --       (104,389)             --
                                                  ---------   ----------      --------      ---------      ----------
Net income.....................................   $ 242,978   $   78,347      $ 26,042      $(104,389)     $  242,978
                                                  =========   ==========      ========      =========      ==========

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2003

                                                              Subsidiary   Non-Guarantor
                                                    Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                                    ------    ----------    ------------   ------------   ------------
Net revenues...................................   $ 395,280   $1,806,325      $235,709      $(124,582)     $2,312,732

Operating costs and expenses:
   Cost of services............................     229,370    1,044,281        77,570             --       1,351,221
   Selling, general and administrative.........      37,272      432,808       112,967         (7,786)        575,261
   Amortization of intangible assets...........       1,110        2,981            --             --           4,091
   Royalty (income) expense....................    (139,965)     139,965            --             --              --
   Other operating (income) expense, net.......          --           (7)          240             --             233
                                                  ---------   ----------      --------      ---------      ----------
      Total operating costs and expenses.......     127,787    1,620,028       190,777         (7,786)      1,930,806
                                                  ---------   ----------      --------      ---------      ----------
Operating income...............................     267,493      186,297        44,932       (116,796)        381,926
Non-operating expenses, net....................     (34,839)    (108,865)       (2,819)       116,796         (29,727)
                                                  ---------   ----------      --------      ---------      ----------
Income before taxes............................     232,654       77,432        42,113             --         352,199
Income tax expense.............................      95,119       30,972        17,660             --         143,751
                                                  ---------   ----------      --------      ---------      ----------
Income before equity earnings..................     137,535       46,460        24,453             --         208,448
Equity earnings from subsidiaries..............      70,913           --            --        (70,913)             --
                                                  ---------   ----------      --------      ---------      ----------
Net income.....................................   $ 208,448   $   46,460      $ 24,453      $ (70,913)     $  208,448
                                                  =========   ==========      ========      =========      ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Balance Sheet
June 30, 2004

                                                                          Non-
                                                         Subsidiary     Guarantor
                                              Parent     Guarantors   Subsidiaries   Eliminations   Consolidated
                                            ----------   ----------   ------------   ------------   ------------
Assets
Current assets:
Cash and cash equivalents................   $  123,002   $    2,869    $  11,931     $        --     $  137,802
Accounts receivable, net.................       21,965       85,097      570,648              --        677,710
Other current assets.....................       33,324      107,655       87,629              --        228,608
                                            ----------   ----------    ---------     -----------     ----------
   Total current assets..................      178,291      195,621      670,208              --      1,044,120
Property, plant and equipment, net.......      222,820      365,745       26,736              --        615,301
Goodwill and intangible assets, net .....      157,355    2,327,350       45,393              --      2,530,098
Intercompany receivable (payable)........      637,737     (228,221)    (409,516)             --             --
Investment in subsidiaries...............    2,022,950           --           --      (2,022,950)            --
Other assets.............................       50,207       69,036       38,089               -        157,332
                                            ----------   ----------    ---------     -----------     ----------
   Total assets..........................   $3,269,360   $2,729,531    $ 370,910     $(2,022,950)    $4,346,851
                                            ==========   ==========    =========     ===========     ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses....   $  355,033   $  256,690    $  27,910     $        --     $  639,633
Short-term borrowings and current
  portion of long-term debt..............           --          488      129,921              --        130,409
                                            ----------   ----------    ---------     -----------     ----------
   Total current liabilities.............      355,033      257,178      157,831              --        770,042
Long-term debt...........................      416,004      553,757        1,956              --        971,717
Other liabilities........................       58,950       83,327       23,442              --        165,719
Common stockholders' equity..............    2,439,373    1,835,269      187,681      (2,022,950)     2,439,373
                                            ----------   ----------    ---------     -----------     ----------
   Total liabilities and stockholders'
      equity.............................   $3,269,360   $2,729,531    $ 370,910     $(2,022,950)    $4,346,851
                                            ==========   ==========    =========     ===========     ==========

Condensed Consolidating Balance Sheet
December 31, 2003

                                                                          Non-
                                                         Subsidiary     Guarantor
                                              Parent     Guarantors   Subsidiaries   Eliminations    Consolidated
                                            ----------   ----------   ------------   ------------    ------------
Assets
Current assets:
Cash and cash equivalents................   $  141,588   $    1,991    $  11,379     $        --     $  154,958
Accounts receivable, net.................       17,919      164,247      427,021              --        609,187
Other current assets.....................       36,576      114,758       80,307              --        231,641
                                            ----------   ----------    ---------     -----------     ----------
   Total current assets..................      196,083      280,996      518,707              --        995,786
Property, plant and equipment, net.......      228,109      350,196       29,000              --        607,305
Goodwill and intangible assets, net......      158,295    2,332,147       45,411              --      2,535,853
Intercompany receivable (payable)........      510,958     (106,078)    (404,880)             --             --
Investment in subsidiaries...............    1,929,235           --           --      (1,929,235)            --
Other assets.............................       73,398       50,053       39,023              --        162,474
                                            ----------   ----------    ---------     -----------     ----------
   Total assets..........................   $3,096,078   $2,907,314    $ 227,261     $(1,929,235)    $4,301,418
                                            ==========   ==========    =========     ===========     ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses....   $  337,635   $  281,753    $  30,462     $        --     $  649,850
Current portion of long-term debt........           --       73,950           --              --         73,950
                                            ----------   ----------    ---------     -----------     ----------
   Total current liabilities.............      337,635      355,703       30,462              --        723,800
Long-term debt...........................      315,844      710,908        1,955              --      1,028,707
Other liabilities........................       47,905       83,781       22,531              --        154,217
Common stockholders' equity..............    2,394,694    1,756,922      172,313      (1,929,235)     2,394,694
                                            ----------   ----------    ---------     -----------     ----------
   Total liabilities and stockholders'
      equity.............................   $3,096,078   $2,907,314    $ 227,261     $(1,929,235)    $4,301,418
                                            ==========   ==========    =========     ===========     ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2004

                                                        Subsidiary   Non-Guarantor
                                              Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                            ---------   ----------   -------------   ------------   ------------
Cash flows from operating activities:
Net income ..............................   $ 242,978   $  78,347      $  26,042      $(104,389)     $ 242,978
Adjustments to reconcile net income to
   net cash provided by (used in)
   operating activities:
   Depreciation and amortization ........      28,519      50,474          4,924             --         83,917
   Provision for doubtful accounts ......       2,409      25,143         84,786             --        112,338
   Other, net ...........................     (29,288)    (17,501)         5,161        104,389         62,761
   Changes in operating assets and
      liabilities ......................       (4,162)     24,705       (204,413)            --       (183,870)
                                            ---------   ---------      ---------      ---------      ---------
Net cash provided by (used in) operating
   activities ...........................     240,456     161,168        (83,500)            --        318,124
Net cash provided by (used in) investing
   activities ...........................     107,719     (52,066)        (3,957)      (140,678)       (88,982)
Net cash (used in) provided by financing
   activities ...........................    (366,761)   (108,224)        88,009        140,678       (246,298)
                                            ---------   ---------      ---------      ---------      ---------
Net change in cash and cash
   equivalents ..........................     (18,586)        878            552             --        (17,156)
Cash and cash equivalents, beginning of
   period ...............................     141,588       1,991         11,379             --        154,958
                                            ---------   ---------      ---------      ---------      ---------
Cash and cash equivalents, end of
   period ...............................   $ 123,002   $   2,869      $  11,931      $      --      $ 137,802
                                            =========   =========      =========      =========      =========

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2003

                                                        Subsidiary   Non-Guarantor
                                              Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                            ---------   ----------   -------------   ------------   ------------
Cash flows from operating activities:
Net income ..............................   $ 208,448    $ 46,460      $ 24,453        $(70,913)     $ 208,448
Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation and amortization ........      27,165      43,502         4,305              --         74,972
   Provision for doubtful accounts ......       2,943      29,917        80,683              --        113,543
   Other, net ...........................     (44,043)    (12,476)       13,574          70,913         27,968
   Changes in operating assets and
      liabilities .......................     (33,699)    (78,008)      (85,546)             --       (197,253)
                                            ---------    --------      --------        --------      ---------
Net cash provided by operating
   activities ...........................     160,814      29,395        37,469              --        227,678
Net cash used in investing
   activities ...........................    (260,004)    (39,305)       (6,306)        (15,314)      (320,929)
Net cash provided by (used in) financing
   activities ...........................      90,845      10,942       (32,558)         15,314         84,543
                                            ---------    --------      --------        --------      ---------
Net change in cash and cash
   equivalents ..........................      (8,345)      1,032        (1,395)             --         (8,708)
Cash and cash equivalents, beginning of
   period ...............................      79,015       7,377        10,385              --         96,777
                                            ---------    --------      --------        --------      ---------
Cash and cash equivalents, end of
   period ...............................   $  70,670    $  8,409      $  8,990        $     --      $  88,069
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

     As of June 30, 2004 and December 31, 2003, accruals related to the Unilab integration plan totaled approximately $5 million and $7 million, respectively. While the majority of the accrued costs at June 30, 2004 are expected to be paid during the remainder of 2004, there are certain severance costs that have payment terms extending into 2005.

Results of Operations

     Three and Six Months Ended June 30, 2004 Compared with Three and Six Months Ended June 30, 2003

     Net income for the three months ended June 30, 2004 increased to $127 million from $120 million for the prior year period. For the six months ended June 30, 2004, net income increased to $243 million from $208 million for the prior year period. These increases in earnings were primarily attributable to revenue growth and efficiencies generated from our Six Sigma and standardization initiatives, partially offset by investments in our operations and the impact of $13.2 million in pre-tax charges recorded in the second quarter of 2004. Of the $13.2 million of charges incurred in the second quarter of 2004, $10.3 million related to the acceleration of certain pension obligations in connection with the recently completed CEO succession process with the remaining $2.9 million representing the write-off of deferred financing costs associated with the refinancing of our bank debt and credit facility. These charges served to reduce reported net income for both the three and six months ended June 30, 2004 by $7.9 million.

     Net Revenues

     Net revenues for the three months ended June 30, 2004 grew by 6.4% over the prior year level, driven by increases in average revenue per requisition and improvements in testing volumes. Net revenues for the six months ended June 30, 2004 grew by 10.4% over the prior year level and include six months of Unilab's results, which was acquired on February 28, 2003, compared to four months of Unilab's results in the prior year. Pro forma revenue growth, assuming that the Unilab acquisition and the related Divestiture had been completed on January 1, 2003, was 7.3% for the six months ended June 30, 2004.

     For the three and six months ended June 30, 2004, clinical testing volume, measured by the number of requisitions, increased 2.1% and 6.4%, respectively, compared to the prior year periods. On a pro forma basis, assuming that the Unilab acquisition and the Divestiture had been completed on January 1, 2003, testing volume increased 2.6% for the six months ended June 30, 2004.

     Average revenue per requisition improved 3.7% and 3.4% for the three and six months ended June 30, 2004, respectively, compared to the prior year periods, primarily attributable to a continuing shift in test mix to higher value testing, including gene-based testing, which continued to grow at approximately 15% over the prior year level, and increases in the number of tests ordered per requisition. The inclusion of Unilab's results subsequent to February 28, 2003 served to reduce average revenue per requisition by approximately 0.7% for the six months ended June 30, 2004, reflecting Unilab's lower revenue per requisition.

     Drugs of abuse testing, which is among our lowest priced services and accounts for approximately 6% of our volume and 3% of our consolidated net revenues, grew for the second consecutive quarter after several years of decline. The growth in drugs of abuse testing had an insignificant impact on our overall volume growth and revenue per requisition for the three and six months ended June 30, 2004.

     Our businesses, other than clinical laboratory testing, which represent approximately 4% of our consolidated net revenues, grew over 15% and 20% during the three and six months ended June 30, 2004, respectively, compared to the prior year periods and contributed approximately one-half of a percent to reported net revenue growth in both periods.

     Operating Costs and Expenses

     Total operating costs and expenses for the three and six months ended June 30, 2004 increased $66 million and $184 million, respectively, from the prior year periods primarily due to increases in our clinical testing volume. The increased costs were primarily in the areas of employee compensation and benefits and testing supplies. While our cost structure has been favorably impacted by efficiencies generated from our Six Sigma and standardization initiatives, we continue to make investments to further improve customer service levels and pursue our overall business strategy.

     Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 57.6% of net revenues for the three months ended June 30, 2004, unchanged from the prior year period. For the six months ended June 30, 2004, cost of services, as a percentage of net revenues, decreased to 58.2% from 58.4% in the prior year period. This improvement was primarily the result of the increase in average revenue per requisition and efficiency gains resulting from our Six Sigma and standardization initiatives. This improvement was partially offset by initial installation costs associated with deploying our Internet-based orders and results systems in physicians' offices and an increase in the number of phlebotomists in our patient service centers to support an increasing percentage of our volume generated from these sites. At June 30, 2004, greater than 30% of our orders and greater than 40% of our test results were being transmitted via the Internet, approximately double the level of a year ago. The increase in the number of orders and test results reported via our Internet-based systems is improving the initial collection of billing information which is reducing the cost of billing and bad debt expense, both of which are components of selling, general and administrative expenses. Additionally, we believe that the number of physicians who no longer draw blood in their office continues to increase, which is resulting in an increase in the number of blood draws in our patient service centers or by our phlebotomists placed in physicians' offices. This shift has increased our operating costs associated with our blood draws, but is reducing costs in accessioning and other parts of our operations due to improved billing information and a reduction in the number of inadequate patient samples obtained by our trained phlebotomists compared to samples collected by physician employed phlebotomists.

     Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased during the three months ended June 30, 2004, as a percentage of net revenues, to 23.7% from 24.3% in the prior year period. For the six months ended June 30, 2004, selling, general and administrative expenses, as a percentage of net revenues, decreased to 24.1% from 24.9% in the prior year period. The improvements were primarily due to efficiencies from our Six Sigma and standardization initiatives and the improvement in average revenue per requisition. Partially offsetting these improvements are additional costs for expanding our sales force and enhancing their training. During the second quarter of 2004, bad debt expense improved to 4.3% of net revenues, compared to 4.8% in the prior year period. For the six months ended June 30, 2004, bad debt expense was 4.4% of net revenues, compared to 4.9% of net revenues in the prior year period. This improvement primarily relates to the collection of diagnosis, patient and insurance information necessary to more effectively bill for services performed. We believe that our Six Sigma and standardization initiatives and the increased use of electronic ordering by our customers will provide additional opportunities to further improve our overall collection experience and cost structure.

     Other operating expense, net represents miscellaneous income and expense items related to operating activities including gains and losses associated with the disposal of operating assets. For the three and six months ended June 30, 2004, other operating expense, net includes a $10.3 million charge associated with the acceleration of certain pension obligations in connection with the recently completed CEO succession process.

     Operating Income

     Operating income for the three months ended June 30, 2004 improved to $230 million, or 17.7% of net revenues, from $219 million, or 17.9% of net revenues, in the prior year period. For the six months ended June 30, 2004, operating income improved to $439 million, or 17.2% of net revenues, from $382 million, or 16.5% of net revenues, in the prior year period. The increases in operating income for the three and six months ended June 30, 2004 were principally driven by revenue growth and efficiencies generated from our Six Sigma and standardization initiatives, which have reduced both the cost of services and selling, general and administrative expenses as a percentage of net revenues. Offsetting these improvements were investments in our operations and a charge in the second quarter of 2004 of $10.3 million related to the acceleration of certain pension obligations associated with the recently completed CEO succession process. This charge reduced operating income, as a percentage of net revenues, by 0.8% and 0.4%, respectively, for the three and six months ended June 30, 2004.

     Other Income (Expense)

     Interest expense, net for both the three and six months ended June 30, 2004 included a $2.9 million charge representing the write-off of deferred financing costs associated with the second quarter 2004 refinancing of our bank debt and credit facility. Our 2004 debt refinancing, which was done to take advantage of the improved lending environment and our improved credit profile, is discussed further in Note 4 to the interim consolidated financial statements. Serving to reduce interest expense, net for the three and six months ended June 30, 2004 was a reduction in the amount of debt outstanding during the periods, compared to the prior year, as well as a reduction in borrowing costs associated with our 2004 refinancing.

     Other income (expense), net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets.

Impact of Contingent Convertible Debentures on Earnings per Common Share

     The if-converted method is used in determining the dilutive effect of our 1 3/4% contingent convertible debentures due 2021, or the Debentures, in periods when the holders of such securities are permitted to exercise their conversion rights. As of and for the three and six months ended June 30, 2004, the holders of the Debentures did not have the ability to exercise their conversion rights. Had the requirements to allow the holders to exercise their conversion rights been met and the Debentures remained outstanding for the entire period, diluted earnings per common share would have been reduced by approximately 2% during the three and six months ended June 30, 2004. See Note 1 to the interim consolidated financial statements for a discussion of the potential impact of the Debentures on earnings per common share calculations as a result of a new accounting standard. Also, see Note 11 to the Consolidated Financial Statements contained in our 2003 Annual Report on Form 10-K for a further discussion of the Debentures.

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

     At both June 30, 2004 and December 31, 2003, the fair value of our debt was estimated at approximately $1.2 billion, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At June 30, 2004 and December 31, 2003, the estimated fair value exceeded the carrying value of the debt by approximately $70 million and $86 million, respectively. An assumed 10% increase in interest rates (representing approximately 45 and 50 basis points at June 30, 2004 and December 31, 2003, respectively) would potentially reduce the estimated fair value of our debt by approximately $16 million and $17 million at June 30, 2004 and December 31, 2003, respectively.

     The Debentures have a contingent interest component that will require us to pay contingent interest based on certain thresholds, as outlined in the indenture governing the Debentures. The contingent interest component is considered to be a derivative instrument subject to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. As such, the derivative was recorded at its fair value in the consolidated balance sheet and was not material at June 30, 2004 and December 31, 2003.

     Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility and our term loan due December 2008 are subject to variable interest rates. Interest rates on our senior unsecured revolving credit facility and term loan are subject to a pricing schedule that can fluctuate based on changes in our credit rating. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit rating. As of June 30, 2004, our borrowing rates for our LIBOR-based loans ranged from LIBOR plus 0.55% to LIBOR plus 0.625%. At June 30, 2004, there was $130 million of borrowings outstanding under our $300 million secured receivables credit facility, $100 million of borrowings outstanding under our $500 million senior unsecured revolving credit facility and $75 million outstanding under our term loan due December 2008. See Note 4 to the interim consolidated financial statements for details regarding the 2004 debt refinancings.

     Based on our net exposure to interest rate changes, an assumed 10% change in interest rates on our variable rate indebtedness (representing approximately 12 basis points) would impact annual net interest expense by approximately $0.4 million, assuming no changes to the debt outstanding at June 30, 2004.

Liquidity and Capital Resources

     Cash and Cash Equivalents

     Cash and cash equivalents at June 30, 2004 totaled $138 million, compared to $155 million at December 31, 2003. Cash flows from operating activities in 2004 provided cash of $318 million, which together with cash on-hand were used to fund investing and financing activities, which required cash of $89 million and $246 million, respectively. Cash and cash equivalents at June 30, 2003 totaled $88 million, compared to $97 million at December 31, 2002. Cash flows from operating activities in 2003 provided cash of $228 million, which along with cash flows from financing activities of $85 million and cash on-hand, were used to fund investing activities, which required cash of $321 million.

     Cash Flows From Operating Activities

     Net cash provided by operating activities for the six months ended June 30, 2004 was $318 million compared to $228 million in the prior year period. This increase was primarily due to improved operating performance and increased tax benefits associated with stock-based compensation plans, partially offset by an increase in accounts receivable associated with growth in net revenues. Days sales outstanding, a measure of billing and collection efficiency, improved to 47 days at June 30, 2004 from 48 days at December 31, 2003.

     Cash Flows From Investing Activities

     Net cash used in investing activities for the six months ended June 30, 2004 was $89 million, consisting primarily of capital expenditures of $91 million.

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

     Cash Flows From Financing Activities

     Net cash used in financing activities in the six months ended June 30, 2004 was $246 million, consisting primarily of purchases of treasury stock totaling $271 million, and dividend payments totaling $31 million, partially offset by $67 million received from the exercise of stock options. In addition, we repaid the remaining $305 million of principal outstanding under our term loan due June 2007 with $100 million of borrowings under our senior unsecured revolving credit facility, $130 million of borrowings under our secured receivables credit facility and $75 million of borrowings under our term loan due December 2008. The $271 million in treasury stock purchases represents 3.2 million shares of our common stock repurchased at an average price of $84.76 per share.

     Net cash provided by financing activities for the six months ended June 30, 2003 was $85 million, consisting primarily of $450 million of borrowings under our term loan due June 2007, partially offset by debt repayments totaling $355 million. Borrowings under our term loan facility due June 2007 were used to finance the cash portion of the purchase price and related transaction costs associated with the acquisition of Unilab, and to repay $220 million of debt, representing substantially all of Unilab's then existing outstanding debt, and related accrued interest. Of the $220 million, $124 million represents payments related to our cash tender offer which was completed on March 7, 2003, for all of the outstanding $100.8 million principal amount of Unilab's 12 3/4% senior subordinated notes due 2009 and $23 million of related tender premium and associated tender offer costs. The remaining debt repayments in 2003 consisted primarily of $127 million of repayments under our term loan facility due June 2007 and a $6 million capital lease repayment. During the six months ended June 30, 2003, we repurchased $10 million of our common stock.

     Dividend Policy

     On October 21, 2003, our Board of Directors declared our first payment of a quarterly cash dividend of $0.15 per common share, which was paid on January 23, 2004. We have paid a $0.15 per share dividend each quarter since the first quarter's payment. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

     Share Repurchase Plan

     In 2003, our Board of Directors authorized a share repurchase program, which permitted us to purchase up to $600 million of our common stock. For the three months ended June 30, 2004, we repurchased approximately 2.7 million shares of our common stock at an average price of $85.34 per share for a total of $226 million. For the six months ended June 30, 2004, we repurchased approximately 3.2 million shares of our common stock at an average price of $84.76 per share for a total of $271 million. Through June 30, 2004, we have repurchased approximately 7.2 million shares of our common stock at an average price of $73.54 for a total of $529 million under our share repurchase program. In July 2004, our Board of Directors authorized us to purchase up to an additional $300 million of our common stock, bringing the total available for repurchases under the combined authorizations to $371 million as of July 22, 2004.

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

     Our credit agreements relating to our senior unsecured revolving credit facility and our term loan due December 2008 contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. We do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

     In April 2004, we entered into a new $500 million senior unsecured revolving credit facility which replaced a $325 million unsecured revolving credit facility. In addition, we entered into a new $300 million secured receivables credit facility which replaced a $250 million secured receivables credit facility that matured in April 2004. On April 30, 2004, we repaid the remaining $230 million of principal outstanding under our term loan due June 2007 with $100 million of borrowings under the $500 million senior unsecured revolving credit facility and $130 million of borrowings under the $300 million secured receivables credit facility. See Note 4 to the interim consolidated financial statements for further details regarding the refinancings. As of June 30, 2004, $400 million of the $500 million senior unsecured revolving credit facility and $170 million of the $300 million secured receivables credit facility remained available to us for future borrowing.

     We believe that cash from operations and our borrowing capacity under our credit facilities will provide sufficient financial flexibility to meet seasonal working capital requirements and to fund capital expenditures, debt service requirements, cash dividends on common shares, share repurchases and additional growth opportunities for the foreseeable future. Our investment grade credit ratings have had a favorable impact on our cost of and access to capital, and we believe that our strong financial performance should provide us with access to additional financing, if necessary, to fund growth opportunities that cannot be funded from existing sources.

Impact of New Accounting Standards

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities", as revised in December 2003. In March 2004, the Emerging Issues Task Force reached a final consensus on Issue 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share". The impacts of these accounting standards are discussed in Note 1 to the interim consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     See Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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


Item 2. Changes in Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES

-----------------------------------------------------------------------------------------------------------
                                                                               (d) Approximate Dollar Value
                  (a) Total                       (c) Total Number of Shares     of Shares that May Yet Be
                  Number of                          Purchased as Part of      Purchased Under the Plans or
                   Shares     (b) Average Price       Publicly Announced                  Programs
    Period        Purchased     Paid per Share         Plans or Programs               (in thousands)
-----------------------------------------------------------------------------------------------------------
April 1, 2004 -
April 30, 2004      270,500         $84.96                   270,500                     $274,600
-----------------------------------------------------------------------------------------------------------
May 1, 2004 -
May 31, 2004        892,900         $86.15                   892,900                     $197,672
-----------------------------------------------------------------------------------------------------------
June 1, 2004 -
June 30, 2004     1,487,518         $84.92                 1,487,518                     $ 71,348
-----------------------------------------------------------------------------------------------------------
Total             2,650,918         $85.34                 2,650,918                     $ 71,348
-----------------------------------------------------------------------------------------------------------

     In 2003, our Board of Directors authorized a share repurchase program, which permits us to purchase up to $600 million of our common stock. In July 2004, our Board of Directors authorized us to purchase up to an additional $300 million of our common stock, bringing the total available for repurchases under the combined authorizations to $371 million as of July 22, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders of the Company was held on May 4, 2004. At the meeting the matters described below were approved by the stockholders.

(b-c) The following nominees for the office of director were elected for terms expiring at the 2007 Annual Meeting of Stockholders, by the following votes:

                                  For       Withheld
                              ----------   ---------
     Dr. John C. Baldwin      84,250,137   7,416,589
     Mr. William R. Grant     84,054,787   7,611,939
     Dr. Surya N. Mohapatra   84,030,540   4,636,186

     The following persons continue as directors:

     Mr. William F. Buehler
     Mr. James F. Flaherty III
     Mr. Kenneth W. Freeman
     Ms. Rosanne Haggerty
     Dr. Dan C. Stanzione
     Dr. Gail R. Wilensky
     Mr. John B. Ziegler

     The appointment of PricewaterhouseCoopers LLP as independent accountants to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2004, was approved by the following number of stockholder votes for, against, and abstained:

          For: 89,787,655   Against: 1,349,558   Abstained: 528,713

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits:

     10.1 First Amendment to Term Loan Credit Agreement dated as April 20, 2004 among Quest Diagnostics Incorporated, certain subsidiary guarantors of the Company, the lenders party thereto, and Sumitomo Mitsui Banking Corporation

     31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. 'SS' 1350, as Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002

     32.2 Certification of Chief Financial Officer Pursuant to 18 U.S.C. 'SS' 1350, as Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K filed during the second quarter of 2004:

     On April 22, 2004, the Company furnished a current report on Form 8-K reporting its press release of April 22, 2004 announcing, among other things, its results for the quarter ended March 31, 2004.

     On April 22, 2004, the Company filed a current report on Form 8-K announcing that Surya N. Mohapatra, Ph.D., will be appointed President and Chief Executive Officer on May 4, 2004, the date of its 2004 Annual Meeting of Stockholders, completing the CEO succession plan announced in November 2003.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 30, 2004
Quest Diagnostics Incorporated


By /s/ Surya N. Mohapatra
   -----------------------------------------
       Surya N. Mohapatra, Ph.D.
       President and Chief Executive Officer


By /s/ Robert A. Hagemann
   -----------------------------------------
       Robert A. Hagemann
       Senior Vice President and
       Chief Financial Officer

                         STATEMENT OF DIFFERENCES
                         ------------------------
The section symbol shall be expressed as................................ 'SS'