Form 10-Q
period 2004-09-30
QUEST DIAGNOSTICS INC
filed 2004-10-29
CIK 1022079

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

--------------------------------------------------------------------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter ended September 30, 2004
                         Commission file number 1-12215

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of October 26, 2004, there were 101,199,780 outstanding shares of the registrant's common stock, $.01 par value.

                         PART I - FINANCIAL INFORMATION

                                                                            Page
Item 1.   Financial Statements

          Index to consolidated financial statements filed as part of this report:

          Consolidated Statements of Operations for the
          Three and Nine Months Ended September 30, 2004 and 2003             2

          Consolidated Balance Sheets as of
          September 30, 2004 and December 31, 2003                            3

          Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 2004 and 2003                       4

          Notes to Consolidated Financial Statements                          5

Item 2.   Management's Discussion and Analysis of Financial Condition
             and Results of Operations

          Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          See Item 2. "Management's Discussion and Analysis of Financial
             Condition and Results of Operations"                            24

Item 4.   Controls and Procedures

          Controls and Procedures                                            24

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                      (in thousands, except per share data)
                                   (unaudited)

                                               Three Months Ended        Nine Months Ended
                                                 September 30,             September 30,
                                            -----------------------   -----------------------
                                               2004         2003         2004         2003
                                            ----------   ----------   ----------   ----------
Net revenues ............................   $1,289,897   $1,221,221   $3,843,313   $3,533,953
                                            ----------   ----------   ----------   ----------

Operating costs and expenses:
Cost of services ........................      748,424      711,180    2,233,282    2,062,401
Selling, general and administrative .....      308,248      292,413      923,195      867,674
Amortization of intangible assets .......        1,664        2,055        5,786        6,146
Other operating (income) expense, net ...         (142)      (1,950)      10,449       (1,717)
                                            ----------   ----------   ----------   ----------
   Total operating costs and expenses ...    1,058,194    1,003,698    3,172,712    2,934,504
                                            ----------   ----------   ----------   ----------

Operating income ........................      231,703      217,523      670,601      599,449

Other income (expense):
Interest expense, net ...................      (13,630)     (14,472)     (44,620)     (45,247)
Minority share of income ................       (4,893)      (4,607)     (14,366)     (12,825)
Equity earnings in unconsolidated
   joint ventures .......................        5,548        4,371       15,502       12,981
Other income (expense), net .............            3          (62)         (21)         594
                                            ----------   ----------   ----------   ----------
   Total non-operating expenses, net ....      (12,972)     (14,770)     (43,505)     (44,497)
                                            ----------   ----------   ----------   ----------

Income before taxes .....................      218,731      202,753      627,096      554,952
Income tax expense ......................       88,587       82,729      253,974      226,480
                                            ----------   ----------   ----------   ----------
Net income ..............................   $  130,144   $  120,024   $  373,122   $  328,472
                                            ==========   ==========   ==========   ==========

Basic earnings per common share:
Net income ..............................   $     1.29   $     1.15   $     3.64   $     3.18
Weighted average common shares
   outstanding - basic ..................      101,244      104,787      102,465      103,291

Diluted earnings per common share:
Net income ..............................   $     1.26   $     1.12   $     3.56   $     3.10
Weighted average common shares
   outstanding - diluted ................      103,272      107,278      104,799      105,804

        The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003
                      (in thousands, except per share data)
                                   (unaudited)

                                                    September 30,   December 31,
                                                         2004           2003
                                                    -------------   ------------
Assets
Current assets:
Cash and cash equivalents .......................    $  201,036      $  154,958
Accounts receivable, net of allowance of
   $205,584 and $211,739 at September 30,
   2004 and December 31, 2003, respectively .....       686,045         609,187
Inventories .....................................        73,219          72,484
Deferred income taxes ...........................        98,242         108,975
Prepaid expenses and other current assets .......        54,293          50,182
                                                     ----------      ----------
    Total current assets ........................     1,112,835         995,786
Property, plant and equipment, net ..............       618,001         607,305
Goodwill, net ...................................     2,517,338       2,518,875
Intangible assets, net ..........................        12,378          16,978
Deferred income taxes ...........................        33,031          49,635
Other assets ....................................       101,375         112,839
                                                     ----------      ----------
Total assets ....................................    $4,394,958      $4,301,418
                                                     ==========      ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses ...........    $  649,710      $  649,850
Short-term borrowings and current portion
   of long-term debt ............................       130,182          73,950
                                                     ----------      ----------
    Total current liabilities ...................       779,892         723,800
Long-term debt ..................................       971,810       1,028,707
Other liabilities ...............................       165,572         154,217
Commitments and contingencies
Common stockholders' equity:
Common stock, par value $0.01 per share;
   300,000 shares authorized; 106,797 and
   106,804 shares issued at September 30,
   2004 and December 31, 2003, respectively .....         1,068           1,068
Additional paid-in capital ......................     2,214,259       2,267,014
Retained earnings ...............................       707,684         380,559
Unearned compensation ...........................          (205)         (2,346)
Accumulated other comprehensive income ..........           190           5,947
Treasury stock, at cost; 5,760 and 3,990
   shares at September 30, 2004 and
   December 31, 2003, respectively ..............      (445,312)       (257,548)
                                                     ----------      ----------
    Total common stockholders' equity ...........     2,477,684       2,394,694
                                                     ----------      ----------
Total liabilities and stockholders' equity ......    $4,394,958      $4,301,418
                                                     ==========      ==========

        The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                 (in thousands)
                                   (unaudited)

                                                              2004        2003
                                                           ---------   ---------
Cash flows from operating activities:
Net income .............................................   $ 373,122   $ 328,472
Adjustments to reconcile net income to net cash
   provided by operating activities:
Depreciation and amortization ..........................     126,455     113,500
Provision for doubtful accounts ........................     172,027     172,102
Deferred income tax provision ..........................      31,391      16,589
Minority share of income ...............................      14,366      12,825
Stock compensation expense .............................       1,179       4,093
Tax benefits associated with stock-based
   compensation plans ..................................      54,156      17,880
Other, net .............................................       2,526      (1,791)
Changes in operating assets and liabilities:
   Accounts receivable .................................    (248,885)   (231,991)
   Accounts payable and accrued expenses ...............     (10,251)    (67,359)
   Integration, settlement and other special charges ...     (17,426)    (13,769)
   Income taxes payable ................................      27,161      43,707
   Other assets and liabilities, net ...................       9,386       6,255
                                                           ---------   ---------
Net cash provided by operating activities ..............     535,207     400,513
                                                           ---------   ---------

Cash flows from investing activities:
Business acquisitions, net of cash acquired ............          --    (237,538)
Capital expenditures ...................................    (134,146)   (121,690)
Proceeds from disposition of assets ....................       7,551       9,034
Increase in investments and other assets ...............      (3,177)    (11,450)
                                                           ---------   ---------
Net cash used in investing activities ..................    (129,772)   (361,644)
                                                           ---------   ---------

Cash flows from financing activities:
Proceeds from borrowings ...............................     304,921     450,000
Repayments of debt .....................................    (305,908)   (372,806)
Purchases of treasury stock ............................    (381,145)   (124,081)
Exercise of stock options ..............................      83,085      16,773
Dividends paid .........................................     (46,214)         --
Distributions to minority partners .....................     (11,982)    (10,580)
Financing costs paid ...................................      (2,114)     (4,227)
Other ..................................................          --         343
                                                           ---------   ---------
Net cash used in financing activities ..................    (359,357)    (44,578)
                                                           ---------   ---------

Net change in cash and cash equivalents ................      46,078      (5,709)

Cash and cash equivalents, beginning of period .........     154,958      96,777
                                                           ---------   ---------

Cash and cash equivalents, end of period ...............   $ 201,036   $  91,068
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

     Earnings Per Share

     Basic earnings per common share is calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted average common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. The if-converted method is used in determining the dilutive effect of the Company's 1 3/4% contingent convertible debentures (the "Debentures") in periods when the holders of such securities are permitted to exercise their conversion rights. Other potentially dilutive securities include outstanding stock options and restricted common shares granted under the Company's Employee Equity Participation Program. These securities increased the weighted average common shares outstanding by 2.0 million shares and 2.3 million shares for the three and nine months ended September 30, 2004, respectively. For both the three and nine months ended September 30, 2003, these securities increased the weighted average common shares outstanding by 2.5 million shares.

     Stock-Based Compensation

     The Company has chosen to adopt the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148"), and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under this approach, the cost of restricted stock awards is expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense. Stock-based compensation expense recorded in accordance with APB 25, related to restricted stock awards, was $0.2 million and $1.2 million for the three months ended September 30, 2004 and 2003, respectively, and $1.2 million and $4.1 million for the nine months ended September 30, 2004 and 2003, respectively.

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

     The following table presents net income and basic and diluted earnings per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts granted for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148 (in thousands, except per share data):

                                          Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                         -------------------   -------------------
                                           2004       2003       2004       2003
                                         --------   --------   --------   --------
Net income:
Net income, as reported ..............   $130,144   $120,024   $373,122   $328,472
Add: Stock-based compensation under
   APB 25 ............................        214      1,217      1,179      4,093
Deduct: Total stock-based compensation
   expense determined under fair value
   method for all awards, net of
   related tax effects ...............    (11,770)   (12,215)   (33,531)   (40,144)
                                         --------   --------   --------   --------
Pro forma net income .................   $118,588   $109,026   $340,770   $292,421
                                         ========   ========   ========   ========
Earnings per common share:
Basic - as reported ..................   $   1.29   $   1.15   $   3.64   $   3.18
                                         --------   --------   --------   --------
Basic - pro forma ....................   $   1.17   $   1.04   $   3.33   $   2.83
                                         --------   --------   --------   --------

Diluted - as reported ................   $   1.26   $   1.12   $   3.56   $   3.10
                                         --------   --------   --------   --------
Diluted - pro forma ..................   $   1.15   $   1.03   $   3.27   $   2.80
                                         --------   --------   --------   --------

     The fair value of each option grant was estimated on the date of grant currently calculated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                         Three Months Ended   Nine Months Ended
                                           September 30,        September 30,
                                         ------------------   ------------------
                                           2004      2003       2004      2003
                                         --------  --------   --------  --------
Dividend yield .......................     0.7%      0.0%       0.7%      0.0%
Risk-free interest rate ..............     3.7%      3.3%       3.1%      2.8%
Expected volatility ..................    46.6%     48.1%      47.2%     48.1%
Expected holding period, in years ....      5         5          5         5

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

     In March 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share", ("Issue 03-6"), effective June 30, 2004. Issue 03-6 requires the use of the two-class method to compute earnings per share for companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The contingent interest feature of the Debentures represents a participation right, thereby qualifying the Debentures as a participating security and requiring the use of the two-class method for purposes of calculating earnings per common share when holders of the security are entitled to receive contingent interest. The holders of the Debentures will receive contingent interest, and the Company would be required to utilize the two-class method, if the Debentures trade at a price greater than or equal to 120% of the principal amount of the Debentures (or $1,200

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

per Debenture) for periods specified under the indenture. For the periods presented, the holders of the Debentures were not entitled to contingent interest and as such, the two-class method has not been utilized to compute earnings per common share. For purposes of presenting diluted earnings per common share, a company would reflect the more dilutive effect of either the if-converted or the two-class methods. Had utilization of the two-class method been required, basic and diluted earnings per common share for the three and nine months ended September 30, 2004, as presented, would have been reduced by approximately 3%. The if-converted method is used in determining the dilutive effect of the Debentures in periods when the holders of such securities are permitted to exercise their conversion rights. For the periods presented, the holders of the Debentures did not have the ability to exercise their conversion rights. Had the use of the if-converted method been required to give effect to the conversion of the Debentures, diluted earnings per common share for the three and nine months ended September 30, 2004 would have been reduced by approximately 2%. As such, the use of the two-class method would have resulted in an additional 1% dilution beyond the 2% dilution calculated using the if-converted method.

     In September 2004, the EITF reached a final consensus on Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", ("Issue 04-8"), effective December 31, 2004. Issue 04-8 requires that the Debentures be included in the dilutive earnings per common share calculation (if dilutive) using the if-converted method, regardless of whether the holders of these securities are permitted to exercise their conversion rights, and be applied by retroactively restating previously reported diluted earnings per common share. As noted above, the use of the if-converted method to account for the impact of the Debentures would have reduced diluted earnings per common share by approximately 2%. The Company expects that this change in accounting will reduce diluted earnings per common share for the three and twelve months ended December 31, 2004 by approximately $0.03 and $0.10, respectively, and for the three and twelve months ended December 31, 2003 by $0.02 and $0.08, respectively.

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

     The following unaudited pro forma combined financial information for the nine months ended September 30, 2003, assumes that the acquisition of Unilab and the related Divestiture were completed on January 1, 2003 (in thousands, except per share data):

                                          Nine Months Ended
                                         September 30, 2003
                                         ------------------
                                              Pro forma
                                         ------------------
Net revenues .........................       $3,599,870
Net income ...........................          336,698

Basic earnings per common share:
Net income ...........................       $     3.21
Weighted average common shares
   outstanding - basic ...............          104,807

Diluted earnings per common share:
Net income ...........................       $     3.14
Weighted average common shares
   outstanding - diluted .............          107,333

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

     The unaudited pro forma combined financial information presented above reflects certain reclassifications to the historical financial statements of Unilab to conform the acquired company's accounting policies and classification of certain costs and expenses to that of Quest Diagnostics. These adjustments had no impact on pro forma net income. Pro forma results for the nine months ended September 30, 2003 exclude $14.5 million of direct transaction costs, which were incurred and expensed by Unilab immediately prior to the closing of the Unilab acquisition.

3.   GOODWILL AND INTANGIBLE ASSETS

     Goodwill at September 30, 2004 and December 31, 2003 consisted of the following:

                                         September 30,   December 31,
                                              2004           2003
                                         -------------   ------------
Goodwill .............................    $2,705,391      $2,706,928
Less: accumulated amortization .......      (188,053)       (188,053)
                                          ----------      ----------
Goodwill, net ........................    $2,517,338      $2,518,875
                                          ==========      ==========

     The changes in the gross carrying amount of goodwill for the nine month period ended September 30, 2004 and for the year ended December 31, 2003 are as follows:

                                         September 30,   December 31,
                                              2004           2003
                                         -------------   ------------
Balance at beginning of period .......    $2,706,928      $1,976,903
Goodwill acquired during the period ..            --         730,025
Other ................................        (1,537)             --
                                          ----------      ----------
Balance at end of period .............    $2,705,391      $2,706,928
                                          ==========      ==========

     Intangible assets at September 30, 2004 and December 31, 2003 consisted of the following:

                                           Weighted            September 30, 2004                  December 31, 2003
                                            Average     --------------------------------   --------------------------------
                                         Amortization              Accumulated                        Accumulated
                                            Period        Cost    Amortization     Net       Cost    Amortization     Net
                                         ------------   -------   ------------   -------   -------   ------------   -------
Non-compete agreements ...............      5 years     $44,942     $(41,910)    $ 3,032   $44,942     $(37,947)    $ 6,995
Customer lists .......................     15 years      42,225      (36,931)      5,294    42,225      (35,568)      6,657
Other ................................     10 years       6,850       (2,798)      4,052     5,895       (2,569)      3,326
                                                        -------     --------     -------   -------     --------     -------
   Total .............................     10 years     $94,017     $(81,639)    $12,378   $93,062     $(76,084)    $16,978
                                                        =======     ========     =======   =======     ========     =======

     Amortization expense related to intangible assets was $1,664 and $2,055 for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, amortization expense related to intangible assets was $5,786 and $6,146, respectively.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

     The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2004 is as follows:

     Fiscal Year Ending
        December 31,
---------------------------
Remainder of 2004..........   $   986
2005.......................     3,704
2006.......................     2,428
2007.......................     1,038
2008.......................       847
2009.......................       750
Thereafter.................     2,625
                              -------
   Total...................   $12,378
                              =======

4.   DEBT

     Term Loan due December 2008

     On December 19, 2003, the Company entered into a new $75 million amortizing term loan facility (the "term loan due December 2008"), which was funded on January 12, 2004 and the proceeds of which were used to repay $75 million of outstanding principal under the Company's term loan due June 2007. Interest is based on LIBOR plus an applicable margin that can fluctuate over a range of up to 119 basis points, based on changes in the Company's public debt ratings. As of September 30, 2004, the Company's borrowing rate for LIBOR-based loans was LIBOR plus 0.55%. The term loan due December 2008 requires principal repayments of the initial amount borrowed equal to 20% on each of the third and fourth anniversary dates of the funding and the remainder of the outstanding balance on December 31, 2008. The term loan due December 2008 is guaranteed by the Company's wholly owned subsidiaries that operate clinical laboratories in the United States (the "Subsidiary Guarantors").

     2004 Debt Refinancings

     On April 20, 2004, the Company entered into a new $500 million senior unsecured revolving credit facility which replaced a $325 million unsecured revolving credit facility. Under the new $500 million senior unsecured revolving credit facility (the "Credit Facility"), which matures in April 2009, interest is based on certain published rates plus an applicable margin that will vary over an approximate range of 90 basis points based on changes in the Company's public debt ratings. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to 180 days. Interest on any outstanding amounts not covered under the LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of September 30, 2004, the Company's borrowing rate for LIBOR-based loans was LIBOR plus 0.625%. The Credit Facility is guaranteed by the Subsidiary Guarantors. The Credit Facility contains various covenants, including the maintenance of certain financial ratios, which could impact the Company's ability to, among other things, incur additional indebtedness.

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

     In conjunction with the debt refinancings, the Company recorded a $2.9 million charge to earnings in the second quarter of 2004 representing the write-off of deferred financing costs associated with the debt that was refinanced. The $2.9 million charge was included in interest expense, net within the consolidated statements of operations for the nine months ended September 30, 2004.

5.   COMMITMENTS AND CONTINGENCIES

     The Company has standby letters of credit issued under its $68 million letter of credit lines to ensure its performance or payment to third parties, which amounted to $55 million at September 30, 2004. The letters of credit, which are renewed annually, primarily represent collateral for current and future automobile liability and workers' compensation loss payments.

     The Company has entered into several settlement agreements with various government and private payers during recent years relating to industry-wide billing and marketing practices that had been substantially discontinued by the mid-1990s. The Company is aware of certain pending lawsuits relating to billing practices filed under the qui tam provisions of the civil False Claims Act and other state and local statutes. Some of the proceedings against the Company involve claims that are substantial in amount.

     On October 25, 2004, the Company and its test kit manufacturing subsidiary, Nichols Institute Diagnostics, each received a subpoena from the United States Attorney's office for the Eastern District of New York. The subpoenas seek the production of various business records, including documents related to tests cleared by the Food and Drug Administration for parathyroid hormone, or PTH, levels. The Company intends to cooperate with the government's investigation. Nichols Institute Diagnostics manufactures and markets diagnostic test kits and systems primarily for esoteric testing. These tests are sold principally to hospitals, clinical laboratories and dialysis centers. Quest Diagnostics' net revenues from sales of the PTH test kits and related PTH laboratory testing are estimated to be less than 1% of consolidated net revenues.

     In addition, the Company is involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against the Company involve claims that are substantial in amount.

     Although management believes that established reserves for legal matters are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial position. However, the Company understands that there may be pending qui tam claims brought by former employees or other "whistle blowers", or other pending claims as to which the Company has not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

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

6.   STOCKHOLDERS' EQUITY

     Changes in stockholders' equity for the nine months ended September 30, 2004 were as follows:

                                                                                           Accumulated
                                   Shares of                                                  Other
                                     Common            Additional                            Compre-     Treasury   Compre-
                                     Stock     Common    Paid-In   Retained    Unearned      hensive    Stock, at   hensive
                                  Outstanding   Stock    Capital   Earnings  Compensation     Income       Cost     Income
                                  -----------------------------------------------------------------------------------------
Balance,
   December 31, 2003 ..........     102,814    $1,068  $2,267,014  $380,559    $(2,346)     $ 5,947     $(257,548)
Net income ....................                                     373,122                                        $373,122
Other comprehensive loss ......                                                              (5,757)                 (5,757)
                                                                                                                   --------
   Comprehensive income .......                                                                                    $367,365
                                                                                                                   ========
Dividends declared ............                                     (45,997)
Issuance of common stock
   under benefit plans ........         144         1       1,524                  962                      8,126
Exercise of stock options .....       2,701              (102,170)                                        185,255
Shares to cover employee
   payroll tax withholdings
   on stock issued under
   benefit plans ..............         (76)       (1)     (6,265)
Tax benefits associated
   with stock-based
   compensation plans .........                            54,156
Amortization of unearned
   compensation ...............                                                  1,179
Purchases of treasury stock ...      (4,546)                                                             (381,145)
                                  -------------------------------------------------------------------------------
Balance,
   September 30, 2004 .........     101,037    $1,068  $2,214,259  $707,684    $  (205)     $   190     $(445,312)
                                  ===============================================================================

     In 2003, the Company's Board of Directors authorized a share repurchase program, which permits the Company to purchase up to $600 million of its common stock. In July 2004, the Company's Board of Directors authorized the Company to purchase up to an additional $300 million of its common stock. For the three months ended September 30, 2004, the Company repurchased approximately 1.3 million shares of its common stock at an average price of $81.64 per share for a total of $110 million. For the nine months ended September 30, 2004, the Company repurchased approximately 4.5 million shares of its common stock at an average price of $83.84 per share for a total of $381 million. Through September 30, 2004, the Company has repurchased approximately 8.5 million shares of its common stock at an average price of $74.82 for a total of $639 million. At September 30, 2004, $261 million of the share repurchase authorization remained available. For the three and nine months ended September 30, 2004, the Company reissued approximately 0.7 million shares and 2.8 million shares, respectively, in connection with employee benefit plans.

     During the first quarter of 2004, the Company's Board of Directors declared a quarterly cash dividend of $0.15 per common share payable on April 21, 2004 to shareholders of record on April 7, 2004. The quarterly dividend was paid on April 21, 2004 and totaled $15.5 million. During the second quarter of 2004, the Company's Board of Directors declared a quarterly cash dividend of $0.15 per common share payable on July 21, 2004 to shareholders of record on July 7, 2004 and totaled $15.3 million. During the third quarter of 2004, the Company's Board of Directors declared a quarterly cash dividend of $0.15 per common share payable on October 22, 2004 to shareholders of record on October 8, 2004 and totaled $15.2 million.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

     Changes in stockholders' equity for the nine months ended September 30, 2003 were as follows:

                                                                                               Accumulated
                                                                                                  Other
                                   Shares of                         Retained                    Compre-
                                     Common            Additional    Earnings                    hensive    Treasury    Compre-
                                     Stock     Common    Paid-In   (Accumulated    Unearned       Income    Stock, at   hensive
                                  Outstanding   Stock    Capital     Deficit)    Compensation     (Loss)       Cost     Income
-------------------------------------------------------------------------------------------------------------------------------
Balance,
   December 31, 2002 ..........      97,963    $  980  $1,817,511    $(40,772)     $(3,332)      $(5,524)   $      --
Net income ....................                                       328,472                                          $328,472
Other comprehensive
   income .....................                                                                    4,862                  4,862
                                                                                                                       --------
   Comprehensive income .......                                                                                        $333,334
                                                                                                                       ========
Shares issued to acquire
   Unilab .....................       7,055        71     372,393
Fair value of Unilab
   converted options ..........                             8,452
Issuance of common stock
   under benefit plans ........         329         3      14,527                   (4,365)
Exercise of stock options .....         928         9      16,764
Shares to cover employee
   payroll tax withholdings
   on stock issued under
   benefit plans ..............        (174)       (2)     (9,328)
Tax benefits associated with
   stock-based compensation
   plans ......................                            17,880
Amortization of unearned
   compensation ...............                                                      4,093
Purchases of treasury stock ...      (2,355)                                                                 (141,334)
                                  -----------------------------------------------------------------------------------
Balance,
   September 30, 2003 .........     103,746    $1,061  $2,238,199    $287,700      $(3,604)      $  (662)   $(141,334)
                                  ===================================================================================

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

7.   SUPPLEMENTAL CASH FLOW & OTHER DATA

                                         Three Months Ended    Nine Months Ended
                                           September 30,         September 30,
                                        -------------------   -------------------
                                          2004       2003       2004       2003
                                        --------   --------   --------   --------
Depreciation expense ................   $ 40,874   $ 36,473   $120,669   $107,354

Interest expense ....................    (14,067)   (14,580)   (45,885)   (45,758)
Interest income .....................        437        108      1,265        511
                                        --------   --------   --------   --------
Interest expense, net ...............    (13,630)   (14,472)   (44,620)   (45,247)

Interest paid .......................     21,505     22,455     47,420     55,000
Income taxes paid ...................     30,952     49,637    143,343    150,267

Businesses acquired:
Fair value of assets acquired .......   $     --   $  1,129   $     --   $978,995
Fair value of liabilities assumed ...         --      1,129         --    280,639

Non-cash financing activities:
Treasury stock purchases not
   settled ..........................   $     --   $ 17,253   $     --   $ 17,253
Fair value of common stock issued
   to acquire Unilab ................         --         --         --    372,464
Fair value of converted options
   issued in conjunction with the
   Unilab acquisition ...............         --         --         --      8,452

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

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2004

                                                         Subsidiary   Non-Guarantor
                                               Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                              --------   ----------   -------------   ------------   ------------
Net revenues ..............................   $208,270   $1,016,843     $ 131,491       $(66,707)    $ 1,289,897

Operating costs and expenses:
   Cost of services .......................    111,829      592,352        44,243             --         748,424
   Selling, general and administrative ....     22,871      221,531        68,788         (4,942)        308,248
   Amortization of intangible assets ......        381        1,274             9             --           1,664
   Royalty (income) expense ...............    (83,418)      83,418            --             --              --
   Other operating income, net ............         (3)          (3)         (136)            --            (142)
                                              --------   ----------     ---------       --------     -----------
      Total operating costs and expenses ..     51,660      898,572       112,904         (4,942)      1,058,194
                                              --------   ----------     ---------       --------     -----------
Operating income ..........................    156,610      118,271        18,587        (61,765)        231,703
Non-operating expenses, net ...............    (18,611)     (55,217)         (909)        61,765         (12,972)
                                              --------   ----------     ---------       --------     -----------
Income before taxes .......................    137,999       63,054        17,678             --         218,731
Income tax expense ........................     56,127       25,221         7,239             --          88,587
                                              --------   ----------     ---------       --------     -----------
Income before equity earnings .............     81,872       37,833        10,439             --         130,144
Equity earnings from subsidiaries .........     48,272           --            --        (48,272)             --
                                              --------   ----------     ---------       --------     -----------
Net income ................................   $130,144   $   37,833     $  10,439       $(48,272)    $   130,144
                                              ========   ==========     =========       ========     ===========

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2003

                                                         Subsidiary   Non-Guarantor
                                               Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                              --------   ----------   -------------   ------------   ------------
Net revenues ..............................   $199,163    $962,175      $113,763        $(53,880)     $1,221,221

Operating costs and expenses:
   Cost of services .......................    118,426     551,450        41,304              --         711,180
   Selling, general and administrative ....     17,602     223,405        55,398          (3,992)        292,413
   Amortization of intangible assets ......        218       1,828             9              --           2,055
   Royalty (income) expense ...............    (73,098)     73,098            --              --              --
   Other operating (income) expense, net ..         --      (2,217)          267              --          (1,950)
                                              --------    --------      --------        --------      ----------
      Total operating costs and expenses ..     63,148     847,564        96,978          (3,992)      1,003,698
                                              --------    --------      --------        --------      ----------
Operating income ..........................    136,015     114,611        16,785         (49,888)        217,523
Non-operating expenses, net ...............    (15,953)    (47,250)       (1,455)         49,888         (14,770)
                                              --------    --------      --------        --------      ----------
Income before taxes .......................    120,062      67,361        15,330              --         202,753
Income tax expense ........................     49,813      26,945         5,971              --          82,729
                                              --------    --------      --------        --------      ----------
Income before equity earnings .............     70,249      40,416         9,359              --         120,024
Equity earnings from subsidiaries .........     49,775          --            --         (49,775)             --
                                              --------    --------      --------        --------      ----------
Net income ................................   $120,024    $ 40,416      $  9,359        $(49,775)     $  120,024
                                              ========    ========      ========        ========      ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2004

                                                           Subsidiary   Non-Guarantor
                                                 Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                               ---------   ----------   -------------   ------------   ------------
Net revenues ...............................   $ 618,043   $3,030,825      $386,408      $(191,963)     $3,843,313

Operating costs and expenses:
   Cost of services ........................     348,111    1,753,149       132,022             --       2,233,282
   Selling, general and administrative .....      78,315      668,050       191,050        (14,220)        923,195
   Amortization of intangible assets .......       1,407        4,352            27             --           5,786
   Royalty (income) expense ................    (247,385)     247,385            --             --              --
   Other operating expense, net ............       9,883           19           547             --          10,449
                                               ---------   ----------      --------      ---------      ----------
      Total operating costs and expenses ...     190,331    2,672,955       323,646        (14,220)      3,172,712
                                               ---------   ----------      --------      ---------      ----------
Operating income ...........................     427,712      357,870        62,762       (177,743)        670,601
Non-operating expenses, net ................     (54,139)    (164,237)       (2,872)       177,743         (43,505)
                                               ---------   ----------      --------      ---------      ----------
Income before taxes ........................     373,573      193,633        59,890             --         627,096
Income tax expense .........................     153,112       77,453        23,409             --         253,974
                                               ---------   ----------      --------      ---------      ----------
Income before equity earnings ..............     220,461      116,180        36,481             --         373,122
Equity earnings from subsidiaries ..........     152,661           --            --       (152,661)             --
                                               ---------   ----------      --------      ---------      ----------
Net income .................................   $ 373,122   $  116,180      $ 36,481      $(152,661)     $  373,122
                                               =========   ==========      ========      =========      ==========

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2003

                                                           Subsidiary   Non-Guarantor
                                                 Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                               ---------   ----------   -------------   ------------   ------------
Net revenues ...............................   $ 594,443   $2,768,500      $349,472      $(178,462)     $3,533,953

Operating costs and expenses:
   Cost of services ........................     347,796    1,595,731       118,874             --       2,062,401
   Selling, general and administrative .....      54,874      656,213       168,365        (11,778)        867,674
   Amortization of intangible assets .......       1,328        4,809             9             --           6,146
   Royalty (income) expense ................    (213,063)     213,063            --             --              --
   Other operating (income) expense, net ...          --       (2,224)          507             --          (1,717)
                                               ---------   ----------      --------      ---------      ----------
      Total operating costs and expenses ...     190,935    2,467,592       287,755        (11,778)      2,934,504
                                               ---------   ----------      --------      ---------      ----------
Operating income ...........................     403,508      300,908        61,717       (166,684)        599,449
Non-operating expenses, net ................     (50,792)    (156,115)       (4,274)       166,684         (44,497)
                                               ---------   ----------      --------      ---------      ----------
Income before taxes ........................     352,716      144,793        57,443             --         554,952
Income tax expense .........................     144,932       57,917        23,631             --         226,480
                                               ---------   ----------      --------      ---------      ----------
Income before equity earnings ..............     207,784       86,876        33,812             --         328,472
Equity earnings from subsidiaries ..........     120,688           --            --       (120,688)             --
                                               ---------   ----------      --------      ---------      ----------
Net income .................................   $ 328,472   $   86,876      $ 33,812      $(120,688)     $  328,472
                                               =========   ==========      ========      =========      ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Balance Sheet
September 30, 2004

                                                                            Non-
                                                           Subsidiary     Guarantor
                                                Parent     Guarantors   Subsidiaries   Eliminations   Consolidated
                                              ----------   ----------   ------------   ------------   ------------
Assets
Current assets:
Cash and cash equivalents .................   $  185,315   $    3,237     $  12,484     $        --    $  201,036
Accounts receivable, net ..................       25,504       92,070       568,471              --       686,045
Other current assets ......................       30,802      106,955        87,997              --       225,754
                                              ----------   ----------     ---------     -----------    ----------
   Total current assets ...................      241,621      202,262       668,952              --     1,112,835
Property, plant and equipment, net ........      218,687      373,889        25,425              --       618,001
Goodwill and intangible assets, net .......      158,289    2,326,043        45,384              --     2,529,716
Intercompany receivable (payable) .........      606,013     (205,733)     (400,280)             --            --
Investment in subsidiaries ................    2,065,716           --            --      (2,065,716)           --
Other assets ..............................       42,421       54,011        37,974              --       134,406
                                              ----------   ----------     ---------     -----------    ----------
   Total assets ...........................   $3,332,747   $2,750,472     $ 377,455     $(2,065,716)   $4,394,958
                                              ==========   ==========     =========     ===========    ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses .....   $  379,253   $  241,987     $  28,470     $        --    $  649,710
Short-term borrowings and current portion
  of long-term debt .......................           --          261       129,921              --       130,182
                                              ----------   ----------     ---------     -----------    ----------
   Total current liabilities ..............      379,253      242,248       158,391              --       779,892
Long-term debt ............................      416,092      553,762         1,956              --       971,810
Other liabilities .........................       59,718       81,360        24,494              --       165,572
Common stockholders' equity ...............    2,477,684    1,873,102       192,614      (2,065,716)    2,477,684
                                              ----------   ----------     ---------     -----------    ----------
   Total liabilities and stockholders'
      equity ..............................   $3,332,747   $2,750,472     $ 377,455     $(2,065,716)   $4,394,958
                                              ==========   ==========     =========     ===========    ==========

Condensed Consolidating Balance Sheet
December 31, 2003

                                                                            Non-
                                                           Subsidiary     Guarantor
                                                Parent     Guarantors   Subsidiaries   Eliminations   Consolidated
                                              ----------   ----------   ------------   ------------   ------------
Assets
Current assets:
Cash and cash equivalents .................   $  141,588   $    1,991     $  11,379     $        --    $  154,958
Accounts receivable, net ..................       17,919      164,247       427,021              --       609,187
Other current assets ......................       36,576      114,758        80,307              --       231,641
                                              ----------   ----------     ---------     -----------    ----------
   Total current assets ...................      196,083      280,996       518,707              --       995,786
Property, plant and equipment, net ........      228,109      350,196        29,000              --       607,305
Goodwill and intangible assets, net .......      158,295    2,332,147        45,411              --     2,535,853
Intercompany receivable (payable) .........      510,958     (106,078)     (404,880)             --            --
Investment in subsidiaries ................    1,929,235           --            --      (1,929,235)           --
Other assets ..............................       73,398       50,053        39,023              --       162,474
                                              ----------   ----------     ---------     -----------    ----------
   Total assets ...........................   $3,096,078   $2,907,314     $ 227,261     $(1,929,235)   $4,301,418
                                              ==========   ==========     =========     ===========    ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses .....   $  337,635   $  281,753     $  30,462     $        --    $  649,850
Current portion of long-term debt .........           --       73,950            --              --        73,950
                                              ----------   ----------     ---------     -----------    ----------
   Total current liabilities ..............      337,635      355,703        30,462              --       723,800
Long-term debt ............................      315,844      710,908         1,955              --     1,028,707
Other liabilities .........................       47,905       83,781        22,531              --       154,217
Common stockholders' equity ...............    2,394,694    1,756,922       172,313      (1,929,235)    2,394,694
                                              ----------   ----------     ---------     -----------    ----------
   Total liabilities and stockholders'
      equity ..............................   $3,096,078   $2,907,314     $ 227,261     $(1,929,235)   $4,301,418
                                              ==========   ==========     =========     ===========    ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   (in thousands, unless otherwise indicated)
                                   (unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2004

                                                           Subsidiary   Non-Guarantor
                                                 Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                               ---------   ----------   -------------   ------------   ------------
Cash flows from operating activities:
Net income .................................   $ 373,122    $116,180      $  36,481      $(152,661)     $ 373,122
Adjustments to reconcile net income to net
   cash provided by (used in) operating
   activities:
   Depreciation and amortization ...........      42,786      76,047          7,622             --        126,455
   Provision for doubtful accounts .........       3,662      34,724        133,641             --        172,027
   Other, net ..............................     (59,065)        406          9,616        152,661        103,618
   Changes in operating assets and
      liabilities ..........................      69,567     (50,924)      (258,658)            --       (240,015)
                                               ---------    --------      ---------      ---------      ---------
Net cash provided by (used in) operating
   activities ..............................     430,072     176,433        (71,298)            --        535,207
Net cash used in investing activities ......    (140,390)    (78,038)        (5,466)        94,122       (129,772)
Net cash (used in) provided by financing
   activities ..............................    (245,955)    (97,149)        77,869        (94,122)      (359,357)
                                               ---------    --------      ---------      ---------      ---------
Net change in cash and cash equivalents ....      43,727       1,246          1,105             --         46,078
Cash and cash equivalents, beginning
   of period ...............................     141,588       1,991         11,379             --        154,958
                                               ---------    --------      ---------      ---------      ---------
Cash and cash equivalents, end of period ...   $ 185,315    $  3,237      $  12,484      $      --      $ 201,036
                                               =========    ========      =========      =========      =========

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2003

                                                           Subsidiary   Non-Guarantor
                                                 Parent    Guarantors    Subsidiaries   Eliminations   Consolidated
                                               ---------   ----------   -------------   ------------   ------------
Cash flows from operating activities:
Net income .................................   $ 328,472    $  86,876     $  33,812      $(120,688)     $ 328,472
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization ...........      39,945       67,017         6,538             --        113,500
   Provision for doubtful accounts .........       4,468       47,867       119,767             --        172,102
   Other, net ..............................     (76,240)      (6,874)       12,022        120,688         49,596
   Changes in operating assets and
      liabilities ..........................     (15,149)    (140,340)     (107,668)            --       (263,157)
                                               ---------    ---------     ---------      ---------      ---------
Net cash provided by operating
   activities ..............................     281,496       54,546        64,471             --        400,513
Net cash used in investing activities ......    (265,518)     (62,282)      (13,202)       (20,642)      (361,644)
Net cash (used in) provided by financing
   activities ..............................     (15,692)       3,526       (53,054)        20,642        (44,578)
                                               ---------    ---------     ---------      ---------      ---------
Net change in cash and cash equivalents ....         286       (4,210)       (1,785)            --         (5,709)
Cash and cash equivalents, beginning
   of period ...............................      79,015        7,377        10,385             --         96,777
                                               ---------    ---------     ---------      ---------      ---------
Cash and cash equivalents, end of period ...   $  79,301    $   3,167     $   8,600      $      --      $  91,068
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

Results of Operations

     Three and Nine Months Ended September 30, 2004 Compared with Three and Nine Months Ended September 30, 2003

     Net income for the three months ended September 30, 2004 increased to $130 million from $120 million for the prior year period. For the nine months ended September 30, 2004, net income increased to $373 million from $328 million for the prior year period. These increases in earnings were primarily attributable to revenue growth and efficiencies generated from our Six Sixma and standardization initiatives, partially offset by investments in our operations. During the quarter ended September 30, 2004, we estimate the impact of hurricanes on our business in the southeastern part of the United States reduced revenue growth by slightly more than one-half of a percent and reduced earnings per common share by $0.03. In addition, for the nine-month period ended September 30, 2004, the increase in earnings was partially offset by the impact of $13.2 million in pre-tax charges recorded in the second quarter of 2004. Of the $13.2 million of charges incurred in the second quarter of 2004, $10.3 million related to the acceleration of certain pension obligations in connection with the CEO succession process with the remaining $2.9 million representing the write-off of deferred financing costs associated with the refinancing of our bank debt and credit facility. These charges served to reduce reported net income for the nine months ended September 30, 2004 by $7.9 million.

     Net Revenues

     Net revenues for the three months ended September 30, 2004 grew by 5.6% over the prior year level. This increase was driven by improvements in testing volumes and increases in average revenue per requisition, partially offset by the impact of hurricanes, which we estimate reduced revenue growth by slightly more than one-half of a percent. Net revenues for the nine months ended September 30, 2004 grew by 8.8% over the prior year level and include nine months of Unilab's results, which was acquired on February 28, 2003, compared to seven months of Unilab's results in the prior year. Pro forma revenue growth, assuming that the Unilab acquisition and the related Divestiture had been completed on January 1, 2003, was 6.8% for the nine months ended September 30, 2004.

     For the three and nine months ended September 30, 2004, clinical testing volume, measured by the number of requisitions, increased 3.3% and 5.3%, respectively, compared to the prior year periods. The improvement in testing volume for the three months ended September 30, 2004 reflects an estimated reduction of just over one-half of a percent due to hurricanes. On a pro forma basis, assuming that the Unilab acquisition and the Divestiture had been completed on January 1, 2003, testing volume increased 2.8% for the nine months ended September 30, 2004.

     Average revenue per requisition improved 1.9% and 2.9% for the three and nine months ended September 30, 2004, respectively, compared to the prior year periods. These improvements are primarily attributable to a continuing shift in test mix to higher value testing, including gene-based testing, and increases in the number of tests ordered per requisition. The improvement for the third quarter reflects a slower rate of growth than reported in the first half of 2004, and reflects about one-half of a percent reduction from a shift in payer mix associated with certain new business. The inclusion of Unilab's results subsequent to February 28, 2003 served to reduce average revenue per requisition by approximately 0.5% for the nine months ended September 30, 2004, reflecting Unilab's lower revenue per requisition.

     Drugs of abuse testing, which is among our lowest priced services and accounts for approximately 6% of our volume and 3% of our consolidated net revenues, grew for the third consecutive quarter after several years of decline. The growth in drugs of abuse testing contributed to the shift in payer mix referenced above.

     Our businesses, other than clinical laboratory testing, which represent approximately 4% of our consolidated net revenues, grew approximately 15% and 20% during the three and nine months ended September 30, 2004, respectively, compared to the prior year periods and contributed approximately one-half of a percent to reported net revenue growth in both periods.

     Operating Costs and Expenses

     Total operating costs and expenses for the three and nine months ended September 30, 2004 increased $54 million and $238 million, respectively, from the prior year periods primarily due to increases in our clinical testing volume. The increased costs were primarily in the areas of employee compensation and benefits and testing supplies. While our cost structure has been favorably impacted by efficiencies generated from our Six Sigma and standardization initiatives, we continue to make investments to further improve customer service levels and pursue our overall business strategy.

     Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 58.0% of net revenues for the three months ended September 30, 2004, decreasing from 58.2% of net revenues in the prior year period. For the nine months ended September 30, 2004, cost of services, as a percentage of net revenues, decreased to 58.1% from 58.4% in the prior year period. This improvement was primarily the result of the increase in average revenue per requisition and efficiency gains resulting from our Six Sigma and standardization initiatives. This improvement was partially offset by initial installation costs associated with deploying our Internet-based orders and results systems in physicians' offices and an increase in the number of phlebotomists in our patient service centers to support an increasing percentage of our volume generated from these sites. At September 30, 2004, nearly 40% of our orders and more than 50% of our test results were being transmitted via the Internet. The increase in the number of orders and test results reported via our Internet-based systems is improving the initial collection of billing information which is reducing the cost of billing and bad debt expense, both of which are components of selling, general and administrative expenses. Additionally, we believe that the number of physicians who no longer draw blood in their office continues to increase, which is resulting in an increase in the number of blood draws in our patient service centers or by our phlebotomists placed in physicians' offices. This shift has increased our operating costs associated with our blood draws, but is reducing costs in accessioning and other parts of our operations due to improved billing information and a reduction in the number of inadequate patient samples obtained by physician employed phlebotomists compared to samples collected by our phlebotomists.

     Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, was 23.9% of net revenues during the three months ended September 30, 2004, unchanged from the prior year period. For the nine months ended September 30, 2004, selling, general and administrative expenses, as a percentage of net revenues, decreased to 24.0% from 24.6% in the prior year period. The improvement for the nine-month period was primarily due to efficiencies from our Six Sigma and standardization initiatives and the improvement in average revenue per requisition. Partially offsetting these improvements are additional costs for expanding our sales force and enhancing their training. During the third quarter of 2004, bad debt expense improved to 4.6% of net revenues, compared to 4.8% in the prior year period. For the nine months ended September 30, 2004, bad debt expense was 4.5% of net revenues, compared to 4.9% of net revenues in the prior year period. This decrease primarily relates to the improved collection of diagnosis, patient and insurance information necessary to more effectively bill for services performed. We believe that our Six Sigma and standardization initiatives and the increased use of electronic ordering by our customers will provide additional opportunities to further improve our overall collection experience and cost structure.

     Other operating (income) expense, net represents miscellaneous income and expense items related to operating activities including gains and losses associated with the disposal of operating assets. For the nine months ended September 30, 2004, other operating (income) expense, net includes a $10.3 million charge associated with the acceleration of certain pension obligations in connection with the CEO succession process. For the three and nine months ended September 30, 2003, other operating (income) expense, net includes $3.3 million of gains on the sale of certain operating assets, partially offset by a $1.1 million charge associated with the integration of Unilab.

     Operating Income

     Operating income for the three months ended September 30, 2004 improved to $232 million, or 18.0% of net revenues, from $218 million, or 17.8% of net revenues, in the prior year period. The percentage for the third quarter of 2004 reflects a reduction of approximately 0.6%, contributed equally by the estimated impact of hurricanes and an increase in bad debt expense compared to the second quarter of 2004. For the nine months ended September 30, 2004, operating income improved to $671 million, or 17.4% of net revenues, from $599 million, or 17.0% of net revenues, in the prior year period. The increases in operating income for the three and nine months ended September 30, 2004 were principally driven by revenue growth and efficiencies generated from our Six Sigma and standardization initiatives, which have reduced both the cost of services and, for the nine-month period, selling, general and administrative expenses as a percentage of net revenues. Offsetting these improvements were investments in our operations and, for the nine-month period, a charge in the second quarter of 2004 of $10.3 million related to the acceleration of certain pension obligations associated with the CEO succession process. This charge reduced operating income, as a percentage of net revenues, by 0.3% for the nine months ended September 30, 2004.

     Other Income (Expense)

     Interest expense, net for the three and nine months ended September 30, 2004 decreased from the prior year periods primarily due to a reduction in borrowing costs associated with our 2004 refinancing as well as a reduction in the amount of debt outstanding, compared to the prior year. In addition, interest expense, net for the nine months ended September 30, 2004 included a $2.9 million charge representing the write-off of deferred financing costs associated with the second quarter 2004 refinancing of our bank debt and credit facility. Our 2004 debt refinancing, which was done to take advantage of the improved lending environment and our improved credit profile, is discussed further in Note 4 to the interim consolidated financial statements.

     Other income (expense), net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets.

Impact of Contingent Convertible Debentures on Earnings per Common Share

     The if-converted method is used in determining the dilutive effect of our 1 3/4% contingent convertible debentures due 2021, or the Debentures, in periods when the holders of such securities are permitted to exercise their conversion rights. As of and for the three and nine months ended September 30, 2004, the holders of the Debentures did not have the ability to exercise their conversion rights. Had the requirements to allow the holders to exercise their conversion rights been met and the Debentures remained outstanding for the entire period, diluted earnings per common share would have been reduced by approximately 2% during the three and nine months ended September 30, 2004. See Note 1 to the interim consolidated financial statements for a discussion of the potential impact of the Debentures on earnings per common share calculations as a result of new accounting standards. Also, see Note 11 to the Consolidated Financial Statements contained in our 2003 Annual Report on Form 10-K for a further discussion of the Debentures.

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

     At both September 30, 2004 and December 31, 2003, the fair value of our debt was estimated at approximately $1.2 billion, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At September 30, 2004 and December 31, 2003, the estimated fair value exceeded the carrying value of the debt by approximately $74 million and $86 million, respectively. An assumed 10% increase in interest rates (representing approximately 45 and 50 basis points at September 30, 2004 and December 31, 2003, respectively) would reduce the estimated fair value of our debt by approximately $15 million and $17 million at September 30, 2004 and December 31, 2003, respectively.

     The Debentures have a contingent interest component that will require us to pay contingent interest based on certain thresholds, as outlined in the indenture governing the Debentures. The contingent interest component is considered to be a derivative instrument subject to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. As such, the derivative was recorded at its fair value in the consolidated balance sheet and was not material at September 30, 2004 and December 31, 2003.

     Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility and our term loan due December 2008 are subject to variable interest rates. Interest on the secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Interest rates on our senior unsecured revolving credit facility and term loan are subject to a pricing schedule that can fluctuate based on changes in our credit rating. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit rating. As of September 30, 2004, our borrowing rates for our LIBOR-based loans ranged from LIBOR plus 0.55% to LIBOR plus 0.625%. At September 30, 2004, there was $130 million of borrowings outstanding under our $300 million secured receivables credit facility, $100 million of borrowings outstanding under our $500 million senior unsecured revolving credit facility and $75 million outstanding under our term loan due December 2008. See
Note 4 to the interim consolidated financial statements for details regarding the 2004 debt refinancings.

     Based on our net exposure to interest rate changes, an assumed 10% change in interest rates on our variable rate indebtedness (representing approximately 12 basis points) would impact annual net interest expense by approximately $0.6 million, assuming no changes to the debt outstanding at September 30, 2004.

Liquidity and Capital Resources

     Cash and Cash Equivalents

     Cash and cash equivalents at September 30, 2004 totaled $201 million, compared to $155 million at December 31, 2003. Cash flows from operating activities in 2004 were $535 million which were used to fund investing and financing activities, which required cash of $130 million and $359 million, respectively. Cash and cash equivalents at September 30, 2003 totaled $91 million, compared to $97 million at December 31, 2002. Cash flows from operating activities in 2003 provided cash of $401 million which, together with cash on-hand, were used to fund investing and financing activities, which required cash of $362 million and $45 million, respectively.

     Cash Flows From Operating Activities

     Net cash provided by operating activities for the nine months ended September 30, 2004 was $535 million compared to $401 million in the prior year period. This increase was primarily due to improved operating performance and increased tax benefits associated with stock-based compensation plans, partially offset by an increase in accounts receivable associated with growth in net revenues. Days sales outstanding, a measure of billing and collection efficiency, was 48 days at September 30, 2004 unchanged from December 31, 2003.

     Cash Flows From Investing Activities

     Net cash used in investing activities for the nine months ended September 30, 2004 was $130 million, consisting primarily of capital expenditures of $134 million.

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

     Cash Flows From Financing Activities

     Net cash used in financing activities for the nine months ended September 30, 2004 was $359 million, consisting primarily of purchases of treasury stock totaling $381 million and dividend payments totaling $46 million, partially offset by $83 million received from the exercise of stock options. In addition, we repaid the remaining $305 million of principal outstanding under our term loan due June 2007 with $100 million of borrowings under our senior unsecured revolving credit facility, $130 million of borrowings under our secured receivables credit facility and $75 million of borrowings under our term loan due December 2008. The $381 million in treasury stock purchases represents 4.5 million shares of our common stock repurchased at an average price of $83.84 per share.

     Net cash used in financing activities for the nine months ended September 30, 2003 was $45 million, consisting primarily of $450 million of borrowings under our term loan due June 2007, partially offset by debt repayments totaling $373 million. Borrowings under our term loan due June 2007 were used to finance the cash portion of the purchase price and related transaction costs associated with the acquisition of Unilab, and to repay $220 million of debt, representing substantially all of Unilab's then existing outstanding debt, and related accrued interest. Of the $220 million, $124 million represents payments related to our cash tender offer which was completed on March 7, 2003, for all of the outstanding $100.8 million principal amount of Unilab's 12 3/4% senior subordinated notes due 2009 and $23 million of related tender premium and associated tender offer costs. The remaining debt repayments in 2003 consisted primarily of $127 million of repayments under our term loan due June 2007 and $24 million of capital lease repayments. In addition during the nine months ended September 30, 2003, we repurchased 2.4 million shares of our common stock at an average price of $60.00 per share for a total of $141 million. At September 30, 2003, $17 million of the purchases had not been settled and as such are not included in "cash flows from financing activities" on the consolidated statement of cash flows.

     Dividend Policy

     On October 21, 2003, our Board of Directors declared our first payment of a quarterly cash dividend of $0.15 per common share, which was paid on January 23, 2004. We have paid a $0.15 per common share dividend each quarter since the first quarter's payment. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

     Share Repurchase Plan

     In 2003, our Board of Directors authorized a share repurchase program, which permitted us to purchase up to $600 million of our common stock. In July 2004, our Board of Directors authorized us to purchase up to an additional $300 million of our common stock. For the three months ended September 30, 2004, we repurchased approximately 1.3 million shares of our common stock at an average price of $81.64 per share for a total of $110 million. For the nine months ended September 30, 2004, we repurchased approximately 4.5 million shares of our common stock at an average price of $83.84 per share for a total of $381 million. Through September 30, 2004, we have repurchased approximately 8.5 million shares of our common stock at an average price of $74.82 for a total of $639 million under our share repurchase program. At September 30, 2004, the total available for repurchases under the remaining authorizations was $261 million.

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

     In April 2004, we entered into a new $500 million senior unsecured revolving credit facility which replaced a $325 million unsecured revolving credit facility. In addition, we entered into a new $300 million secured receivables credit facility which replaced a $250 million secured receivables credit facility that matured in April 2004. See Note 4 to the interim consolidated financial statements for further details regarding the refinancings. As of September 30, 2004, $400 million of the $500 million senior unsecured revolving credit facility and $170 million of the $300 million secured receivables credit facility remained available to us for future borrowing.

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

Impact of New Accounting Standards

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, "Consolidation of Variable Interest Entities", as revised in December 2003. In March 2004, the Emerging Issues Task Force, or EITF, reached a final consensus on Issue 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share". In September 2004, the EITF reached a final consensus on Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share". The impacts of these accounting standards are discussed in Note 1 to the interim consolidated financial statements.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 5 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                      ISSUER PURCHASES OF EQUITY SECURITIES

---------------------------------------------------------------------------------------------------------------
                                                                                   (d) Approximate Dollar Value
                      (a) Total                       (c) Total Number of Shares     of Shares that May Yet Be
                      Number of                          Purchased as Part of      Purchased Under the Plans or
                        Shares    (b) Average Price    Publicly Announced Plans              Programs
       Period         Purchased     Paid per Share            or Programs                 (in thousands)
---------------------------------------------------------------------------------------------------------------
July 1, 2004 -
July 31, 2004           409,000         $81.33                   409,000                     $338,083
---------------------------------------------------------------------------------------------------------------
August 1, 2004 -
August 31, 2004         938,900         $81.77                   938,900                     $261,306
---------------------------------------------------------------------------------------------------------------
September 1, 2004 -
September 30, 2004           --             --                        --                     $261,306
---------------------------------------------------------------------------------------------------------------
Total                 1,347,900         $81.64                 1,347,900                     $261,306
---------------------------------------------------------------------------------------------------------------

     In 2003, our Board of Directors authorized a share repurchase program, which permits us to purchase up to $600 million of our common stock. In July 2004, our Board of Directors authorized us to purchase up to an additional $300 million of our common stock.

Item 6. Exhibits

Exhibits:
   31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            'SS'1350, as Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002

   32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            'SS'1350, as Adopted Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002

     Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 29, 2004
Quest Diagnostics Incorporated


By /s/ Surya N. Mohapatra
   -------------------------------------
       Surya N. Mohapatra, Ph.D.
       President and Chief Executive Officer


By /s/ Robert A. Hagemann
   -------------------------------------
       Robert A. Hagemann
       Senior Vice President and
       Chief Financial Officer

                         STATEMENT OF DIFFERENCES
                         ------------------------
The section symbol shall be expressed as................................ 'SS'