Form 10-K
period 2004-12-31
QUEST DIAGNOSTICS INC
filed 2005-03-10
CIK 1022079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K
                                                        [Quest Diagnostics Logo]

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2004
Commission File Number 001-12215

--------------------------------------------------------------------------------

Quest Diagnostics Incorporated
1290 Wall Street West, Lyndhurst, NJ 07071
(201) 393-5000

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes  X   No
    ---    ---

As of June 30, 2004, the aggregate market value of the approximately 80 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $6.8 billion, based on the closing price on such date of the registrant's Common Stock on the New York Stock Exchange.

As of February 28, 2005, there were outstanding 101,422,952 shares of Common Stock, $.01 par value.

Documents Incorporated by Reference

                                                                                Part of Form 10-K into
Document                                                                          which incorporated
--------                                                                          ------------------
Portions of the registrant's Proxy Statement to be filed by April 29, 2005             Part  III

Such Proxy Statement, except for portions thereof, which have been specifically incorporated by reference, shall not be deemed "filed" as part of this report on Form 10-K.

                                  TABLE OF CONTENTS

                                         Item                                           Page
                                         ----                                           ----
Item 1.   Business....................................................................    1
          Overview....................................................................    1
          The United States Clinical Laboratory Testing Market........................    1
          Corporate Strategy and Growth Opportunities.................................    2
          Our Services................................................................    4
              Routine Testing........................................................     4
              Esoteric Testing.......................................................     5
              New Test Introductions.................................................     5
              Clinical Trials Testing................................................     6
              Other Services and Products............................................     6
          Payers and Customers........................................................    7
          Sales and Marketing.........................................................    9
          Information Systems.........................................................    9
          Billing.....................................................................   10
          Competition.................................................................   11
          Quality Assurance...........................................................   11
          Regulation of Clinical Laboratory Operations................................   12
          Healthcare Information Technology...........................................   13
          Privacy and Security of Health Information; Standard Transactions...........   13
          Regulation of Reimbursement for Clinical Laboratory Services................   14
          Government Investigations and Related Claims................................   18
          Compliance Program..........................................................   19
          Intellectual Property Rights................................................   19
          Insurance...................................................................   19
          Employees...................................................................   20
          Cautionary Statement For Purposes Of The "Safe Harbor" Provisions Of The
              Private Securities Litigation Reform Act Of 1995.......................    21
Item 2.   Properties.................................................................    24
Item 3.   Legal Proceedings..........................................................    24
Item 4.   Submission of Matters to a Vote of Security Holders........................    24
Item 5.   Market for Registrant's Common Stock, Related Stockholder Matters and
          Issuer Purchases of Equity Securities.......................................   25
Item 6.   Selected Financial Data....................................................    25
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations..................................................................   26
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk...................  26
Item 8.   Financial Statements and Supplementary Data................................    26
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure..................................................................   26
Item 9A.  Controls and Procedures.....................................................   26
Item 9B.  Other Information...........................................................   26
Item 10.  Directors and Executive Officers of the Registrant.........................    27
Item 11.  Executive Compensation.....................................................    27
Item 12.  Security Ownership of Certain Beneficial Owners and Management.............    28
Item 13.  Certain Relationships and Related Transactions.............................    28
Item 14.  Principal Accounting Fees and Services.....................................    28
Item 15.  Exhibits, Financial Statement Schedules....................................    28
Selected Historical Financial Data of Our Company....................................    33
Management's Discussion and Analysis of Financial Condition and Results of
          Operations.................................................................    35
Report of Management on Internal Control Over Financial Reporting....................    48
Report of Independent Registered Public Accounting Firm..............................    F-1
Consolidated Financial Statements and Related Notes..................................    F-3
Supplementary Data: Quarterly Operating Results (unaudited)..........................    F-36
Schedule II - Valuation Accounts and Reserves........................................    F-37

                                     PART I

Item 1. Business


Overview

          We are the nation's leading provider of diagnostic testing, information and services, providing insights that enable physicians and other healthcare professionals to make decisions to improve health. We offer patients and physicians the broadest access to diagnostic laboratory services through our nation-wide network of laboratories and patient service centers. We provide interpretive consultation through the largest medical and scientific staff in the industry, with approximately 400 M.D.'s and Ph.D.'s around the country. We are the leading provider of esoteric testing, including gene-based testing, and testing for drugs of abuse. We are also a leading provider of anatomic pathology services and testing for clinical trials. We empower healthcare organizations and clinicians with state-of-the-art information technology solutions that can improve patient care and medical practice.

          During 2004, we generated net revenues of $5.1 billion and processed over 137 million requisitions for testing. Each requisition form accompanies a patient specimen, indicating the tests to be performed and the party to be billed for the tests. Our customers include patients, physicians, hospitals, healthcare insurers, employers, governmental institutions and other commercial clinical laboratories.

          We operate a nationwide network of greater than 1,900 patient service centers, principal laboratories located in more than 30 major metropolitan areas throughout the United States, and approximately 140 smaller "rapid response" laboratories (including, in each case, facilities operated at our joint ventures). We provide full esoteric testing services, including gene-based testing, on both coasts through our Quest Diagnostics Nichols Institute facilities, located in San Juan Capistrano, California and Chantilly, Virginia. We also have laboratory facilities in Mexico City, Mexico, San Juan, Puerto Rico and Heston, England.

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

          Our principal executive offices are located at 1290 Wall Street West, Lyndhurst, New Jersey 07071, telephone number: (201) 393-5000. Our filings with the Securities and Exchange Commission, or the SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, are available free of charge on our website as soon as reasonably practicable after they are filed with, or furnished to, the SEC. Our website is www.questdiagnostics.com.

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

          We believe that the United States clinical laboratory testing market approximated $40 billion in annual revenues in 2004. Most laboratory tests are performed by one of three types of laboratories: commercial clinical laboratories; hospital-affiliated laboratories; and physician-office laboratories. In 2004, we believe that hospital-affiliated laboratories accounted for approximately 60% of the market, commercial clinical laboratories approximately one-third, and physician-office laboratories the balance.

          The underlying fundamentals of the diagnostic testing industry have improved since the early to mid-1990s. Since that time there has been significant industry consolidation, particularly among commercial laboratories, resulting in fewer but larger commercial laboratories with greater economies of scale, better equipped to service the members of large healthcare plans, and more disciplined in their approach to operating their business. Orders for laboratory testing are generated from physician offices, hospitals, and employers. As such, factors including changes in the United States economy which can affect the number of unemployed and uninsured, and design changes in healthcare plans, which impact the number of physician office and hospital visits, can impact the utilization of laboratory testing.

          While the diagnostic testing industry may be impacted by a number of factors, we believe it will continue to grow over the long term as a result of the following:

          o  the growing and aging population of the United States;

          o continuing research and development in the area of genomics (the study of DNA, genes and chromosomes) and proteomics (the analysis of individual proteins and collections of proteins), which is expected to yield new, more sophisticated and specialized diagnostics tests;

          o increasing recognition by consumers and payers of the value of laboratory testing as a means to improve health and reduce the overall cost of healthcare through early detection and prevention; and

          o increasing affordability of, and access to, tests due to advances in technology and cost efficiencies.


Corporate Strategy and Growth Opportunities

          Our mission is to be the undisputed world leader in diagnostic testing, information and services. We focus on Patients, Growth and People to help achieve our goals.

          Patients are at the center of everything we do. Increasingly, patients and their doctors have a choice when it comes to selecting a healthcare provider, and we strive to give them new and compelling reasons to put their trust in us. We differentiate our Company to patients and doctors by:

          o Providing the Highest Quality Services: We continue to implement Six Sigma initiatives throughout all aspects of our organization and we are utilizing Lean Six Sigma principles to further increase the efficiency of our operations. Six Sigma is a management approach that enhances quality and requires a thorough understanding of customer needs and requirements, root cause analysis, process improvements and rigorous tracking and measuring. Lean Six Sigma streamlines processes and eliminates waste. We have integrated our Six Sigma initiative with our initiative to standardize operations and processes across the Company by adopting identified Company best practices. Additionally, we are focusing our Six Sigma resources on improving all aspects of our interactions with patients and customers. This goes beyond ordering tests and getting results - it also covers our couriers picking up samples; phlebotomists drawing blood; medical staff performing the tests and providing consultations; and interactions during the billing cycle.

          o Offering Unparalleled Access and Distribution: We are the leader in the clinical laboratory testing business offering the broadest test menu and national access to testing services, with facilities in substantially all of the major metropolitan areas in the United States. We operate a nationwide network of greater than 1,900 patient service centers, principal laboratories located in more than 30 major metropolitan areas throughout the United States and about 140 smaller "rapid response" laboratories that enable us to serve patients, physicians, hospitals, employers and other healthcare providers throughout the United States. We believe that customers will increasingly seek to utilize laboratory-testing providers that offer a comprehensive range of tests and services and the most convenient access to those services.

          Growth will be driven organically and through acquisition. We expect to grow organically at or above the industry growth rate by gaining more customers and selling more to existing customers. Historically, our industry has focused primarily on service levels and aggressive pricing to drive organic growth. We believe that the differentiation we are creating through our focus on Six Sigma quality, unparalleled access and distribution, the most comprehensive test menu, and innovative test and information technology offerings will provide us with opportunities to effectively compete beyond pricing, as we drive organic growth. Additionally, we are expanding our sales force, providing them better tools and training, and adding innovative, new products to sell. We are specifically focused on driving organic growth in higher-growth areas and by being a leading innovator. Our principal areas of focus include:

          o Physician Sub Specialists: With the aging of the population, the incidence of cancer and other disease states are increasing, driving higher-growth in several physician sub specialties, including urology, gastoenterology, dermatology and oncology. Historically, we have had a smaller market share in these sub specialties. While we provide a strong value proposition in the routine clinical testing category, we have not been the provider of choice for their more complex testing needs. We are enhancing our test menu and service capabilities to more effectively compete in these markets. We have added innovative tests, such as CellSearch'TM' for women with metastatic breast cancer (see "Our Services - New Test Introductions"), introduced new specialized medical reports, customized specimen collection kits and added specially trained sales representatives.

          o Anatomic Pathology: We estimate that the current United States market for anatomic pathology services is approximately $7 billion per year. We estimate that cytology represents approximately $1.3 billion per year of this market, and that tissue pathology represents approximately $5.7 billion per year of this market. With the aging of the population and the increased incidence of cancer, we believe that the tissue pathology business is growing more rapidly than the cytology business. We are one of the leading providers of anatomic pathology services in the United States. We have traditionally been strongest in cytology, and specifically in the analysis of Pap tests to detect cervical cancer. During the last several years, we have led the industry in converting over 85% of our Pap testing business to the use of liquid-based technology, a more effective means of screening for cervical cancer. We have also enhanced patient service by adding significant choices to our test menu, including SurePath'TM' liquid-based Pap tests and human papilloma virus (HPV) molecular testing as part of a primary screening tool. We intend to continue to expand our anatomic pathology business, particularly in tissue pathology, the higher growth and more profitable segment. In conjunction with our physician sub-specialty focus, we have been enhancing our anatomic pathology capabilities and service offerings and are adding specially trained sales representatives. We generated approximately $500 million in net revenues from anatomic pathology services during 2004.

          o Innovation Leadership: We intend to build upon our reputation as a leading innovator in the clinical laboratory industry by continuing to introduce new tests, technology and services. As the industry leader with the largest and broadest network and the leading provider of esoteric testing, we believe that we are the best partner for developers of new technologies and tests to introduce their products to the marketplace. Through our relationships with members of the academic community, pharmaceutical and biotechnology firms, and emerging medical technology companies that develop and commercialize novel diagnostics, pharmaceutical and device technologies, we believe that we are one of the leaders in transferring technical innovation to the market. Our innovation activities are focused on:

             - Gene-Based and Other Esoteric Testing Capabilities: We intend to remain a leading innovator in the diagnostic testing industry by continuing to introduce new tests, technology and services. We believe that gene-based and other esoteric tests are the fastest growing segments of the diagnostic testing industry. We believe that we have the largest gene-based testing business in the United States, with approximately $600 million in net revenues during 2004, and that this business is growing by over 10% per year. We believe that the unveiling of the human genome, the discovery of new genes and the linkages of these genes with disease will result in more complex and thorough predictive and diagnostic testing. We believe that we are well positioned to benefit from this growth. We intend to focus on commercializing diagnostic applications of discoveries in the areas of functional genomics and proteomics.

             - Information Technology: We continue to invest in the development and improvement of information technology products for customers and healthcare providers. We plan to develop differentiated products that will provide more convenient ordering and resulting of laboratory tests and patient-centric information. We believe that these products will enhance the value we provide to our customers and result in increased customer loyalty. Our Care360'r' Physician Portal'TM', or Care360, enables doctors to order diagnostic tests and review laboratory results online, electronically prescribe and order medication at the point of care, view clinical and administrative information from many sources, file documents received electronically or in hard copy into a health record, and share confidential information with medical colleagues in a manner consistent with the Health Insurance Portability and Accountability Act of 1996, or HIPAA. Further, Care360 is designed to receive, store and view clinical information from many sources, including other healthcare providers. Care360 allows us to replace older technology desktop products that we currently provide to many physicians and thereby streamline our support structure. Demand has been growing for our information technology solutions as physicians have expanded their usage of the Internet. By the end of 2004, we were receiving approximately 40% of all test orders and delivering about 60% of all test results via the Internet.

                Care360 was developed by MedPlus Inc., or MedPlus, our wholly owned subsidiary. MedPlus' ChartMaxx'r' and Care360 patient record systems are designed to support the creation and management of electronic patient records, by bringing together, in one patient-centric view, information from various sources, including physician's records and laboratory and hospital data. We intend to expand the services offered through our portal over time through internal development and forming strategic relationships.

          We expect to continue pursuing growth through acquisitions. Historically, as the clinical laboratory industry consolidated, acquisitions contributed a significant portion of our growth. We believe that organic growth will become more significant, while acquisitions will continue to be an important contributor to growth.

          The clinical laboratory industry remains highly fragmented. We expect to continue to selectively evaluate potential acquisitions of regional clinical laboratories that can be integrated into our existing laboratories, thereby increasing access for patients and enabling us to reduce costs and improve efficiencies. We will also selectively assess potential acquisition opportunities that will increase clinical capabilities or geographic presence, both domestically and internationally.

          Technology is making possible the convergence of various healthcare disciplines. Information technology will eventually enable doctors to diagnose and treat disease by aggregating a patient's genetic predisposition, diagnostic test results and diagnostic images into a single patient-centric electronic medical record. Having such clinical data in one easily accessed place will drive better decision-making and improved outcomes for patients. Accordingly, potential acquisitions in adjacent industries such as healthcare information technology and diagnostic imaging will also be considered. Our acquisition of MedPlus in 2001 was our first acquisition of a healthcare information technology company.

          Acquisitions and their integration into our operations could potentially create issues, which could cause an interruption of, or deterioration in, our services provided to customers. Since most of our clinical laboratory testing is performed under arrangements that are terminable at will or on short notice, any interruption of, or deterioration in, our services may also result in a customer's decision to stop using us for clinical laboratory testing. These events could have a material adverse impact on our business. However, management believes that our rigorous integration planning and execution, and our value proposition based on expanded patient access, broad testing capabilities, and most importantly, the quality of the services we provide, will mitigate customer attrition.

          People are the key to us being able to realize our mission. In this regard, an important challenge is to prepare the workforce for the future. Our people strategy is built on concepts of stringent employee selection, effective engagement, and ongoing development which results in a staff of highly qualified and motivated employees who are committed to our goals. Quest Diagnostics is recognized as a "best place to work" in numerous locales as a consequence of our workplace initiatives that reflect our belief that people are our most important asset. We take diversity seriously, believing that every person who joins our organization should be comfortable in the workplace and that we should reasonably reflect the communities that we serve. We strive to make all of our employees effective ambassadors of our Company.

Our Services

          Our laboratory testing business accounts for approximately 96% of our net revenues, with the balance derived from clinical trials testing and other services and products. Laboratory testing includes routine testing and esoteric testing, which generate approximately 82% and 14%, respectively, of our net revenues. Clinical trials testing generates less than 3% of our net revenues. We derive approximately 2% of our net revenues from foreign operations.

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

         We perform routine testing through our network of major laboratories, rapid response laboratories and patient service centers. We also perform routine testing at the hospital laboratories we manage. Major laboratories offer a full line of routine clinical tests. Rapid response laboratories are smaller facilities where we can quickly perform an abbreviated group of routine tests for customers that require rapid turnaround times. Patient service centers are facilities where specimens are collected, and are typically located in or near a building used by medical professionals.

         We operate 24 hours a day, 365 days a year. We perform and report most routine procedures within 24 hours. The majority of test results are delivered electronically.

Esoteric Testing

         Esoteric tests are those tests that require more sophisticated technology, equipment and materials, professional "hands-on" attention and more highly skilled professional and technical personnel, and may be performed less frequently than routine tests. Because it is not cost-effective for most hospital and clinical laboratories to perform low-volume esoteric tests in-house, they generally refer many of these tests to an esoteric clinical testing laboratory that specializes in performing these more complex tests. Due to their complexity, esoteric tests are generally reimbursed at higher levels than routine tests.

         Our two esoteric testing laboratories, which conduct business as Quest Diagnostics Nichols Institute, are among the leading esoteric clinical testing laboratories in the world. In 1998, our esoteric testing laboratory in San Juan Capistrano, California, became the first clinical laboratory in North America to achieve ISO-9001 certification. Our esoteric testing laboratory in Chantilly, Virginia enables us to provide full esoteric testing services on the east coast. Our two esoteric testing laboratories perform hundreds of esoteric tests that are not routinely performed by our regional laboratories. These esoteric tests are generally in the following fields:

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

         o serology (a science dealing with body fluids and their analysis, including antibodies, proteins and other characteristics); and

         o toxicology (the study of chemicals and drugs and their effects on the body's metabolism).

New Test Introductions

         We intend to build upon our reputation as a leading innovator in the clinical laboratory industry by continuing to introduce new diagnostic tests. As the industry leader with the largest and broadest network and the leading provider of esoteric testing, we believe that we are the best partner for developers of new technology and tests to introduce their products to the marketplace.

         We continued to be a leading innovator in the industry in 2004, through tests that we developed at Quest Diagnostics Nichols Institute, the largest provider of molecular diagnostic testing in the United States, as well as through relationships with technology developers. We believe that we are one of the leaders in transferring technical innovations to the market, through our relationships with members of the academic community and pharmaceutical and biotechnology firms, as well as collaborations with emerging medical technology companies that develop and commercialize novel diagnostics, pharmaceutical and device technologies.

         During 2004, we introduced:

         o The new CellSearch'TM' circulating tumor cell assay, licensed from the Veridex division of Johnson & Johnson. This assay identifies and counts circulating tumor cells in blood samples from patients being treated for metastatic breast cancer. Results of a prospective, multi-center study published August 19, 2004, in the New England Journal of Medicine demonstrated that the number of circulating tumor cells is predictive of progression free survival and overall survival in metastatic breast cancer patients. We are the only national commercial reference laboratory to offer this test. Veridex received clearance from the U.S. Food and Drug Administration in January, 2004, for the CellSearch'TM' Epithelial Cell Kit to be used for the enumeration of circulating tumor cells of epithelial origin in whole blood.

         o Gene-based tests to detect hereditary nonpolyposis colon cancer (HNPCC). To complement mutation analysis we developed novel deletion assays to identify the at least 10% of HNPCC patients with gene deletions.

         o Next generation testing technology for measurement of steroid hormones and other small molecules in blood and body fluids. Tandem mass spectrometry (MS/MS) is a technology that offers greater sensitivity and specificity with shorter testing time. In the short-term, it has potential application in tests for ovarian and testicular hormones, adrenal steroids, vitamin D, and catecholamine metabolites.

         o The TA 90 serum assay for malignant melanoma, licensed from the John Wayne Cancer Institute in Los Angeles, California, one of the foremost melanoma treatment centers in the world. This assay is both sensitive and specific for melanoma and measures circulating immune complexes to detect recurrence of disease following curative surgery.

         o New test panels to identify patients with immune-mediated gluten sensitivity, known as celiac disease. In addition, we began to perform HVALA typing for celiac disease risk assessment in our Nichols Institute esoteric testing laboratory in Chantilly, Virginia. Celiac disease is associated with specific HVALA types.

         o New tests in hematopathology to help doctors diagnose, predict response to therapy, and monitor patients with chronic lymphocytic leukemia, the most common leukemia in the Western world. Additionally, several assays were introduced in 2004 to monitor the effectiveness of targeted therapy in patients with chronic myeloid leukemia.

         We believe that, with the unveiling of the human genome, new genes and the linkages of genes with disease will continue to be discovered at an accelerating pace, and will result in ever more complex and thorough predictive and diagnostic testing. We believe that we are well positioned to benefit from these advances.

Clinical Trials Testing

         We believe that we are the world's second largest provider of clinical laboratory testing performed in connection with clinical research trials on new drugs. Clinical research trials are required by the Food and Drug Administration, or FDA, and other international regulatory authorities to assess the safety and efficacy of new drugs. We have clinical trials testing centers in the United States and in the United Kingdom. We also provide clinical trials testing in Australia, Singapore, and South Africa through arrangements with third parties. Clinical trials involving new drugs are increasingly being performed both inside and outside the United States. Approximately 55% of our net revenues from clinical trials testing in 2004 represented testing for GlaxoSmithKline plc, or GSK. We currently have a long-term contractual relationship with GSK, under which we are the primary provider of testing to support GSK's clinical trials testing requirements worldwide.

Other Services and Products

         We manufacture and market diagnostic test kits and systems primarily for esoteric testing through our Nichols Institute Diagnostics subsidiary. These are sold principally to hospitals, clinical laboratories and dialysis centers, both domestically and internationally. Our MedPlus subsidiary is a developer and integrator of clinical connectivity and data management solutions for healthcare organizations, physicians and clinicians primarily through its ChartMaxx'r' electronic medical record system for hospitals and Care360. Care360 was developed by MedPlus and enables physicians to order diagnostic tests and review laboratory results online; electronically prescribe and order medication at the point of care; view clinical and administrative information from multiple sources; file documents received electronically or in hard copy into a health record; and share confidential patient information with medical colleagues in a manner that is consistent with HIPAA privacy and security requirements.

Payers and Customers

         We provide testing services to a broad range of healthcare providers. We consider a "payer" as the party that pays for the test and a "customer" as the party who refers the test to us. Depending on the billing arrangement and applicable law, the payer may be (1) the physician or other party (such as a hospital, another laboratory or an employer) who referred the testing to us, (2) the patient, or (3) a third party who pays the bill for the patient, such as an insurance company, Medicare or Medicaid. Some states, including New York, New Jersey and Rhode Island, prohibit us from billing physician clients. During 2004, only two customers accounted for more than 5% of our net revenues, and no single customer accounted for more than 6% of our net revenues. We believe that the loss of any one of our customers would not have a material adverse effect on our financial condition, results of operations or cash flows.

         The following table shows current estimates of the breakdown of the percentage of our total volume of requisitions and total clinical laboratory net revenues during 2004 applicable to each payer group:

                                                                              Net Revenues
                                                                                as % of
                                                    Requisition Volume           Total
                                                         as % of          Clinical Laboratory
                                                       Total Volume           Net Revenues
                                                       ------------           ------------
         Patient.................................        2% - 5%                5% - 10%
         Medicare and Medicaid...................       15% - 20%              15% - 20%
         Physicians, Hospitals, Employers and
            Other Monthly-Billed Clients.........       30% - 35%              20% - 25%
         Healthcare Insurers-Fee-for-Service.....       30% - 35%              40% - 45%
         Healthcare Insurers-Capitated...........       15% - 20%               5% - 10%

Physicians

         Physicians requiring testing for patients are the primary referral source of our clinical laboratory testing volume. Testing referred by physicians is typically billed to healthcare insurers, government programs such as Medicare and Medicaid, patients and physicians. We typically bill physician accounts on a fee-for-service basis. Fees billed to physicians are based on the laboratory's client fee schedule and are typically negotiated. Fees billed to patients and insurance companies are based on the laboratory's patient fee schedule, subject to any limitations on fees negotiated with the insurance companies or with physicians on behalf of their patients. Medicare and Medicaid reimbursements are based on fee schedules set by governmental authorities.

Healthcare Insurers

         Healthcare insurers, including managed care organizations and other healthcare insurance providers, which typically directly or indirectly contract with a number of clinical laboratories on behalf of their members, represent approximately one-half of our total testing volumes and one-half of our net revenues. Larger healthcare insurers typically prefer to use large commercial clinical laboratories because they can provide services to their members on a national or regional basis. In addition, larger laboratories are better able to achieve the low-cost structures necessary to profitably service the members of large healthcare plans, and can provide test utilization data across various products in a consistent format. Healthcare insurers frequently require test utilization data in order to meet the reporting requirements of the National Committee for Quality Assurance, or NCQA, to implement disease management programs and for other health plan operation purposes. In certain markets, such as California, healthcare insurers delegate their covered members to independent physician associations, or IPAs, which in turn contract with laboratories for clinical laboratory services on behalf of their members.

         In recent years, there has been a shift in the way major healthcare insurers reimburse clinical laboratories. Healthcare insurers have begun to offer more freedom of choice to their members, including greater freedom to determine which laboratory to use and which tests to order. Accordingly, most of our agreements with major healthcare insurers are non-exclusive arrangements. As a result, under these non-exclusive arrangements, physicians and patients have more freedom of choice in selecting laboratories, and laboratories are likely to compete more on the basis of service and quality rather than price alone. Also, healthcare insurers are increasingly offering programs such as preferred provider organizations, or PPOs, and consumer driven plans that offer a greater choice of healthcare providers. Pricing for these programs is typically negotiated on a fee-for-service basis, which generally results in higher revenue per requisition than under capitation arrangements. If consumer driven plans and PPO plans increase in popularity, it will be increasingly important for healthcare providers to differentiate themselves based on quality, service and convenience to avoid competing on price alone. Under a capitation arrangement, the Company and healthcare insurers agree to a predetermined monthly reimbursement rate for each member of the healthcare insurer's plan, regardless of the number or cost of services provided by the Company. Despite these trends, healthcare insurers continue to aggressively seek cost reductions in order to keep premiums to their customers competitive. If the Company is unable to agree on pricing with a healthcare insurer, we could become a "non-participating" provider which may require us to bill the patient, or in certain cases the physician, rather than the healthcare insurer. This "non-participating" status could lead to loss of business since typically in these instances patients have a higher co-insurance responsibility and physicians may not refer testing to a non-participating provider in order to avoid the additional expense for the patient.

         The trend of consolidation among healthcare insurers has continued, resulting in fewer but larger insurers with significant bargaining power in negotiating fee arrangements with healthcare providers, including clinical laboratories. These healthcare insurers, as well as IPAs, demand that clinical laboratory service providers accept discounted fee structures, or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment arrangements. Some services, such as various esoteric tests, new technologies and anatomic pathology services, may be carved out from a capitated rate and, if carved out, are charged on a fee-for-service basis. We work closely with healthcare insurers as they evaluate new tests; however, as innovation in the testing area increases, there is no guarantee that healthcare insurers will agree to offer the technology as a covered service, carve out these services or reimburse them at rates that reflect the true cost or value associated with such services.

         Historically most Medicare beneficiaries were covered under the traditional Medicare program, but the federal government has over the last several years affected various proposals in an effort to increase enrollment of Medicare beneficiaries in the private managed care system. With the enactment of The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, which renamed the private Medicare program "Medicare Advantage" and created an additional product that allows for regional Preferred Provider Organization, it is possible that the Company may begin to experience a shift of traditional Medicare beneficiaries to private Medicare Advantage programs.

         A significant portion of the laboratory costs incurred by healthcare insurers is for payments made to non-contracted providers (primarily hospitals) at rates exceeding those of contracted providers. We offer QuestNet'TM', a service whereby we develop and administer customized networks of clinical laboratory providers for healthcare insurers. Through QuestNet'TM', physicians and members are provided multiple choices for clinical laboratory testing while healthcare insurers realize cost reductions from reducing testing performed by non-contracted providers.

Hospitals

         Hospitals generally maintain an on-site laboratory to perform testing on patients and refer less frequently needed and highly specialized procedures to outside laboratories, which typically charge the hospitals on a negotiated fee-for-service basis. Fee schedules for hospital reference testing are typically negotiated on behalf of the hospitals by group purchasing organizations. We believe that most hospital laboratories perform approximately 90% to 95% of their patients' clinical laboratory tests. We provide services to hospitals throughout the United States that vary from esoteric testing to helping manage their laboratories. We believe that we are the industry's market leader in servicing hospitals. Our hospital customers account for approximately 13% of our net revenues, the majority of which represents services billed to the hospitals for certain testing that the hospitals do not perform internally. Hospitals continue to look for ways to fully utilize their existing laboratory capacity through test internalization as well as competing with commercial laboratories for outreach (non-hospital patients) testing. Most physicians have admitting privileges or other relationships with hospitals as part of their medical practice. Many hospitals leverage their relationships with community physicians and encourage the physicians to send their outreach testing to the hospital's laboratory. In addition, hospitals that own physician practices generally require the physicians to refer tests to the hospital's affiliated laboratory.

         We have dedicated sales and service teams focused on serving the unique needs of hospital customers. We believe that the combination of full-service, bi-coastal esoteric testing capabilities, medical and scientific professionals for consultation, innovative connectivity products, focus on Six Sigma quality and dedicated sales and service professionals has positioned us to be a partner of choice for hospital customers.

         We have joint venture arrangements with leading integrated healthcare delivery networks in several metropolitan areas. These joint venture arrangements, which provide testing for affiliated hospitals as well as for unaffiliated physicians and other healthcare providers in their geographic areas, serve as our principal laboratory facilities in their service areas. Typically, we have either a majority ownership interest in, or day-to-day management responsibilities for, our hospital joint venture relationships. We also manage the laboratories at a number of other hospitals.

Employers, Governmental Institutions and Other Clinical Laboratories

         We provide testing services to federal, state and local governmental agencies and to large employers. We believe that we are the leading provider of clinical laboratory testing to employers for drugs of abuse. We also provide wellness testing to employers to enable employees to take an active role in improving their health. Testing services for employers account for approximately 3% of our net revenues. The volume of testing services for employers, which generally have relatively low profit margins, has increased moderately in 2004, driven by an increase in hiring. We also perform esoteric testing services for other commercial clinical laboratories that do not have a full range of testing capabilities. All of these customers are charged on a fee-for-service basis.

Consumers

         Consumers are becoming increasingly interested in managing their own health and health records. Currently, almost all the testing we perform is ordered directly by physicians who then receive the test results. Certain states limit the ability of consumers to order tests themselves or to obtain test results directly. However, over time, we believe that consumers will increasingly want to order clinical laboratory tests themselves. We offer a focused menu of clinical laboratory testing directly to consumers in certain states that permit us to do so. Consumers pay for and receive the test results directly. In each case, a physician reviews the order and result. We believe this market will continue to grow over time.

Sales and Marketing

         We market to and service our customers through our direct sales force, healthcare insurers sales force, customer service representatives and couriers.

         We focus our sales efforts on obtaining and retaining profitable accounts. We have an active customer management process to evaluate the growth potential and profitability of all accounts. Where appropriate, we manage service levels, to ensure our growth and profitability goals are achieved.

         Our sales force is organized by customer type with the majority of representatives focused on marketing laboratory services to physicians, including specialty physicians such as oncologists, urologists and gastroenterologists. Additionally, we have a healthcare insurer sales organization that focuses on regional and national insurance and healthcare organizations. We also have a hospital sales organization that focuses on meeting the unique needs of hospitals and leverages the specialized capabilities of our Nichols Institute esoteric testing laboratories. Supporting our hospital and physician sales teams are genomics and esoteric testing specialists, who are specially trained and focused on educating our clients on new and more complex tests. A smaller portion of our sales force focuses on selling substance-of-abuse testing to employers.

         Customer service representatives perform a number of services for patients and customers. They monitor services, answer questions and help resolve problems. Our couriers pick up specimens from most clients daily.

         Our corporate marketing function is organized by customer type and is responsible for developing and executing marketing strategies, new product launches, and promotional and advertising support. The marketing function is also responsible for customer satisfaction surveys, market research, tradeshow administration, database marketing tools, and market analysis.

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

         Historically, when we acquired many of our laboratory facilities, our regional laboratories were operated as local, decentralized units, and we did not standardize their billing, laboratory and some of their other information systems. This resulted in many different information systems for billing, test results reporting, and other transactions.

         During 2002, we began implementation of a standard laboratory information system and a standard billing system. We expect the deployment of the standardized systems will take several more years to complete and will result in fewer systems than we have today. We expect the integration of these systems will improve operating efficiency and provide management with more timely and comprehensive information with which to make management decisions. However, failure to properly implement this standardization process could materially adversely impact us. During system conversions of this type, workflow may be re-engineered to take advantage of enhanced system capabilities and may cause temporary disruptions in service. In addition, the implementation process, including the transfer of databases and master files to new data centers, presents significant conversion risks that need to be managed carefully.

Billing

         Billing for laboratory services is complicated. Depending on the billing arrangement and applicable law, we must bill various payers, such as patients, insurance companies, Medicare, Medicaid, doctors and employer groups, all of which have different requirements. Additionally, other factors that complicate billing include:

         o differences between our fee schedules and the reimbursement rates of the payers;

         o disparity in coverage and information requirements among various payers;

         o incomplete or inaccurate billing information provided by ordering physicians;

         o auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures; and

         o disputes with payers as to which party is responsible for payment.

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

         We believe that most of our bad debt expense, which was 4.4% of our net revenues in 2004, is primarily the result of missing or incorrect billing information on requisitions received from healthcare providers rather than credit related issues. In general, we perform the requested tests and report test results regardless of whether the billing information is incorrect or missing. We subsequently attempt to contact the healthcare provider to obtain any missing information and rectify incorrect billing information. Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable. When all issues relating to the missing or incorrect information are not resolved in a timely manner, the related receivables are written off to the allowance for doubtful accounts.

         We have significantly reduced bad debt expense as a percentage of net revenues from about 7% during 1996 to 4.4% during 2004 by using Six Sigma and implementing our standardization initiatives and billing "best practices". We believe that in the longer term, with a continuing focus on process discipline and the increased use of electronic ordering by our customers, bad debt as a percentage of net revenues can be reduced to 4% or less (see "Regulation of Reimbursement for Clinical Laboratory Services").

Competition

         While there has been significant consolidation in the clinical laboratory testing business in recent years, our industry remains fragmented and highly competitive. We compete with three types of laboratory providers: hospital-affiliated laboratories, other commercial clinical laboratories and physician-office laboratories. We are the leading clinical laboratory provider in the United States, with net revenues of $5.1 billion during 2004, and facilities in substantially all of the country's major metropolitan areas. Our largest competitor is Laboratory Corporation of America Holdings, Inc. In addition, we compete with many smaller regional and local commercial clinical laboratories, as well as laboratories owned by physicians and hospitals (see "Payers and Customers").

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

         We believe that large commercial clinical laboratories may be able to increase their share of the overall clinical laboratory testing market due to their large service networks and lower cost structures. These advantages should enable larger clinical laboratories to more effectively serve large customers and members of large healthcare plans. In addition, we believe that consolidation in the clinical laboratory testing business will continue. However, a majority of the clinical laboratory testing is likely to continue to be performed by hospitals, which generally have affiliations with community physicians that refer testing to us (see "Payers and Customers - Hospitals"). As a result of these affiliations, we compete against hospital-affiliated laboratories primarily on the basis of service capability and quality as well as other non-pricing factors. Our failure to provide service superior to hospital-affiliated laboratories and other laboratories could negatively impact our net revenues.

         The diagnostic testing industry is faced with changing technology and new product introductions. Advances in technology may lead to the development of more cost-effective tests that can be performed outside of a commercial clinical laboratory such as (1) point-of-care tests that can be performed by physicians in their offices; (2) esoteric tests that can be performed by hospitals in their own laboratories; and (3) testing that can be performed by patients in their homes. Development of such technology and its use by our customers and patients would reduce the demand for our laboratory testing services and negatively impact our net revenues (see "Regulation of Clinical Laboratory Operations").

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

         CAP is an independent, non-governmental organization of board certified pathologists. CAP is approved by CMS to inspect clinical laboratories to determine compliance with the standards required by the Clinical Laboratory Improvement Amendments of 1988, or CLIA. CAP offers an accreditation program to which laboratories may voluntarily subscribe. All of our major regional laboratories are accredited by CAP. Accreditation includes on-site inspections and participation in the CAP (or equivalent) proficiency testing program. Recently the CAP has required all CAP accredited laboratories to post "whistle blower" hotline posters to escalate quality and laboratory safety issues to CAP that have not been resolved through other internal reporting.

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

         CLIA and State Regulation. All of our laboratories and (where applicable) patient service centers are licensed and accredited by the appropriate federal and state agencies. CLIA regulates virtually all clinical laboratories by requiring they be certified by the federal government and comply with various operational, personnel and quality requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA does not preempt state laws that are more stringent than federal law. For example, state laws may require additional personnel qualifications, quality control, record maintenance and/or proficiency testing. The cost of compliance with CLIA makes it cost prohibitive for many physicians to operate clinical laboratories in their offices. However, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling to both physicians and patients test kits approved by the FDA for home use. Diagnostic tests approved or cleared by the FDA for home use are automatically deemed to be "waived" tests under CLIA and may be performed in physician office laboratories with minimal regulatory oversight under CLIA as well as by patients in their homes.

         Drug Testing. The Substance Abuse and Mental Health Services Administration, or SAMHSA, regulates drug testing for public sector employees and employees of certain federally regulated businesses. SAMHSA has established detailed performance and quality standards that laboratories must meet to perform drug testing on these employees. All laboratories that perform such testing must be certified as meeting SAMHSA standards. All of our laboratories that perform such testing are certified as meeting SAMHSA standards.

         Controlled Substances. The federal Drug Enforcement Administration, or DEA, regulates access to controlled substances used to perform drugs of abuse testing. Laboratories that use controlled substances must be licensed by the DEA. All of our laboratories that use controlled substances are licensed by the DEA.

         Medical Waste, Hazardous Waste and Radioactive Materials. Clinical laboratories are also subject to federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and radioactive materials. We generally use outside vendors to dispose of such waste.

         FDA. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used to perform diagnostic testing by clinical laboratories. In the past, the FDA has claimed regulatory authority over laboratory-developed tests, but has exercised enforcement discretion in not regulating most laboratory-developed tests performed by high complexity CLIA-certified laboratories. In December 2000, the Department of Health and Human Services, or HHS, Secretary's Advisory Committee on Genetic Testing recommended that the FDA be the lead federal agency to regulate genetic testing. In late 2002, a new HHS Secretary's Advisory Committee on Genetics, Health and Society was appointed to replace the prior Advisory Committee, but it has not yet made any final recommendations. In the meantime, the FDA is considering revising its regulations on analyte specific reagents, which are used in laboratory-developed tests, including laboratory-developed genetic testing. Representatives of clinical laboratories (including Quest Diagnostics) and the American Clinical Laboratory Association (our industry trade association) have communicated industry concerns to representatives of the FDA regarding potential FDA regulation of genetic testing in general and issues with regard to the impact of potential increased oversight over analyte specific reagents. We expect those discussions to continue. Increased FDA regulation of the reagents used in laboratory-developed testing could lead to increased costs and delays in introducing new tests, including genetic tests.

         Occupational Safety. The federal Occupational Safety and Health Administration, or OSHA, has established extensive requirements relating specifically to workplace safety for healthcare employers. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, such as HIV and hepatitis B and C, including preventing or minimizing any exposure through sharps or needle stick injuries.

         Specimen Transportation. Transportation of most clinical laboratory specimens and some laboratory supplies are considered hazardous materials subject to regulation by the Department of Transportation, the Public Health Service, the United States Postal Service and the International Air Transport Association (IATA).

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

Healthcare Information Technology

         Clinical laboratories use information technology to obtain laboratory orders and to communicate results and provide other reporting. Innovations in healthcare information technology (HCIT) have the potential to improve patient care, promote efficiency and reduce expense. Both at the federal and state levels, there are public and private efforts to bring together healthcare providers, information technology vendors, and other stakeholders to coordinate federal healthcare information systems and develop a national healthcare network, including developing standards for electronic interoperability (standards for the exchange and use of electronic healthcare data).

         Both the Company and MedPlus, its HCIT subsidiary, could be impacted by any national healthcare information network and the adoption of standards for HCIT interoperability, because of substantial existing investments in software and hardware and the potential for having to make substantial future investments to comply with new or different standards. The Company and ACLA, its trade association, are monitoring and providing relevant information to policy makers to ensure that issues important to medical laboratories are reflected in any interoperability standards and that the voice of the industry and the Company are heard.

Privacy and Security of Health Information; Standard Transactions

         Pursuant to HIPAA, the Secretary of HHS has issued final regulations designed to improve the efficiency and effectiveness of the healthcare system by facilitating the electronic exchange of information in certain financial and administrative transactions while protecting the privacy and security of the information exchanged. Three principal regulations have been issued in final form: privacy regulations, security regulations, and standards for electronic transactions.

         The HIPAA privacy regulations, which fully came into effect in April 2003, establish comprehensive federal standards with respect to the uses and disclosures of protected health information by health plans, healthcare providers and healthcare clearinghouses. The regulations establish a complex regulatory framework on a variety of subjects, including:

         o the circumstances under which uses and disclosures of protected health information are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payment for our services, and our healthcare operations activities;

         o a patient's rights to access, amend and receive an accounting of certain disclosures of protected health information;

         o the content of notices of privacy practices for protected health information; and

         o administrative, technical and physical safeguards required of entities that use or receive protected health information.

           We have implemented the HIPAA privacy regulations, as required by law. The HIPAA privacy regulations establish a "floor" and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy standards and varying state privacy laws. In addition, for healthcare data transfers relating to citizens of other countries, we need to comply with the laws of other countries. The federal privacy regulations restrict our ability to use or disclose patient-identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA) except for disclosures for various public policy purposes and other permitted purposes outlined in the final privacy regulations. The privacy regulations provide for significant fines and other penalties for wrongful use or disclosure of protected health information, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

         The final HIPAA security regulations, which establish requirements for safeguarding electronic patient information, were published on February 20, 2003 and became effective on April 21, 2003, although healthcare providers have until April 20, 2005 to comply. We have conducted analyses and have been implementing policies and standards to implement security measures to reasonably and appropriately comply with the regulations' requirements by the compliance deadline of April 20, 2005.

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

         Many of our payers were not ready to implement the transaction standards by the October 2003 compliance deadline or were not ready to test or trouble-shoot claims submissions. Since that time, significant progress has been made in implementing the transaction standards with our payers. As of December 31, 2004, greater than 95% of our electronic fee-for-service claim transactions are submitted in the new standard format and greater than 85% of our electronic fee-for-service remittance transactions are received in the new standard format. We are working in good faith with payers that have not converted to the new standards to reach agreement on each payer's data requirements and to test claims submissions.

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

          Principally as a result of government reimbursement reductions and measures adopted by CMS to reduce utilization described below, the percentage of our net revenues derived from Medicare and Medicaid programs is lower that it was prior to these measures being implemented. The cost to comply with Medicare administrative requirements is disproportionately higher than our cost to bill other payers, making the Medicare business generally less profitable. Medicaid also pays substantially less, on an average per-requisition basis, than other third party payers. However, we believe that our other business may depend, in part, on continued participation in the Medicare and Medicaid programs, because certain customers may want a single laboratory capable of performing all of their clinical laboratory testing services, regardless of whether reimbursements are ultimately made by themselves, Medicare, Medicaid or other payers.

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

         Reduced Reimbursements. In 1984, Congress established a Medicare fee schedule payment methodology for clinical laboratory services performed for patients covered under Part B of the Medicare program. Congress then imposed a national ceiling on the amount that carriers could pay under their local Medicare fee schedules. Since then, Congress has periodically reduced the national ceilings. The Medicare national fee schedule limitations were reduced in 1996 to 76% of the 1984 national median of the local fee schedules and in 1998 to 74% of the 1984 national median. The national ceiling applies to tests for which limitation amounts were established before January 1, 2001. For more recent tests (tests for which a limitation amount is first established on or after January 1, 2001), the limitation amount is set at 100% of the median of all the local fee schedules established for that test in accordance with the Social Security Act. The MMA eliminated for five years (beginning January 1,
2004) the provision for annual increases to the Medicare national fee schedule based on the consumer price index, including the adjustment (which would have been 2.6%) that had been scheduled for January 1, 2004. Thus, by law an adjustment to the national fee schedule for clinical laboratory services based on the consumer price index cannot occur before January 1, 2009. However, the MMA added coverage for certain cardiovascular screening tests and diabetes screening tests, subject to certain frequency limitations. The MMA evaluates new diagnostic tests for coverage as they are introduced. In addition, the 2005 Physician Fee Schedule rule proposes to lower Medicare's payment rates for flow cytometry services in 2005. Quest Diagnostics believes that CMS failed to properly value these services and is commenting on this proposed change through ACLA. Pathology services are reimbursed by Medicare based on a resource-based relative value scale, or RBRVS, that is periodically updated by CMS. Approximately 1% of our net revenues are derived from pathology services reimbursed by Medicare based on RBRVS.

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

         The fee schedule amounts established by Medicare are typically substantially lower than patient fees otherwise charged by us, but are sometimes higher than our fees actually charged to certain other clients. During 1992, the Office of the Inspector General, or OIG, of the HHS issued final regulations that prohibited charging Medicare fees substantially in excess of a provider's usual charges. The laboratory industry believes that the term "usual charges" specifically applies to amounts charged to similarly-situated third-party payers and to patients and that client fees should not be included in "usual charges". The OIG, however, declined to provide any guidance concerning interpretation of these rules, including whether or not discounts to non-governmental clients and payers or the dual-fee structure might be inconsistent with these rules.

         A proposed rule released in September 1997 would have authorized the OIG to exclude providers from participation in the Medicare program, including clinical laboratories, that charge Medicare and other programs fees that are "substantially in excess of . . . usual charges . . . to any of [their] customers, clients or patients". This proposal was withdrawn by the OIG in 1998. In November 1999, the OIG issued an advisory opinion which indicated that a clinical laboratory offering discounts on client bills may violate the "usual charges" regulation if the "charge to Medicare substantially exceeds the amount the laboratory most frequently charges or has contractually agreed to accept from non-Federal payers". The OIG subsequently issued a letter clarifying that the usual charges regulation is not a blanket prohibition on discounts to private pay customers.

         In September 2003, the OIG published a Notice of Proposed Rulemaking that would amend the OIG's exclusion regulations addressing excessive claims. Under the proposed exclusion rule, the OIG would have the authority to exclude a provider for submitting claims to Medicare that contain charges that are substantially in excess of the provider's usual charges. The proposal would define "usual charges" as the average payment from non-government entities, on a test by test basis, excluding capitated payments; and would define "substantially in excess" to be an amount that is more than 20% greater than the usual charge. We believe that the rule is unnecessary for the clinical laboratory industry because Congress has already established fee schedules for the services that the rule proposes to regulate. We also believe that the rule is unworkable and overly burdensome. Through our industry trade association, we filed comments opposing the proposed rule and we are working with our trade association and a coalition of other healthcare providers who also oppose this proposed regulation as drafted. If this regulation is adopted as proposed, it could potentially reduce the amounts we bill and collect from Medicare and other federal payers, affect the fees we charge to other payers, or subject the Company to penalties for non-compliance, and could also be costly for us to administer.

         The 1997 Balanced Budget Act permits CMS to adjust statutorily prescribed fees for some medical services, including clinical laboratory services, if the fees are "grossly excessive". In December 2002, CMS issued an interim final rule setting forth a process and factors for establishing a "realistic and equitable" payment amount for all Medicare Part B services (except physician services and services paid under a prospective payment system) when the existing payment amounts are determined to be inherently unreasonable. Payment amounts may be considered unreasonable because they are either grossly excessive or deficient. CMS is expected to issue instructions to carriers on implementation of the inherent reasonableness authority. Upon receipt of those instructions, the carriers can then implement the final rule. We cannot provide any assurances to investors that fees payable by Medicare could not be reduced as a result of the application of this rule or that the government might not assert claims for reimbursement by purporting to retroactively apply this rule or the OIG interpretation concerning "usual charges".

         Currently, Medicare does not require the beneficiary to pay a co-payment for clinical laboratory testing. When co-payments were last in effect before adoption of the clinical laboratory services fee schedules in 1984, clinical laboratories received from Medicare carriers only 80% of the Medicare allowed amount and were required to bill Medicare beneficiaries for the unpaid balance of the Medicare allowed amount. If re-enacted, a co-payment requirement could adversely affect the revenues of the clinical laboratory industry, including us, by exposing the testing laboratory to the credit of individuals and by increasing the number of bills. In addition, a laboratory could be subject to potential fraud and abuse violations if adequate procedures to bill and collect the co-payments are not established and followed. The Medicare reform bill approved by the United State Senate in June 2003 included a co-payment provision, under which clinical laboratories would receive from Medicare carriers only 80% of the Medicare allowed amount for clinical laboratory tests and would be required to bill Medicare beneficiaries for the 20% balance of the Medicare allowed amount. The co-payment provision was dropped from the bill as passed (known as the Medicare Prescription Drug, Improvement, and Modernization Act of 2003). We cannot provide any assurances to investors that Congress would not seek to re-impose a copayment requirement payable by Medicare beneficiaries for clinical laboratory services. Certain Medicaid programs already require Medicaid recipients to pay co-payment amounts for clinical laboratory testing.

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

         We are generally permitted to bill patients directly for some statutorily excluded clinical laboratory services. If a patient signs an advance beneficiary notice, or ABN, we are also generally permitted to bill patients for clinical laboratory tests that Medicare does not cover due to "medical necessity" limitations (these tests include limited coverage tests for which the ordering physician did not provide an appropriate diagnosis code and certain tests ordered on a patient at a frequency greater than covered by Medicare). An ABN is a notice signed by the beneficiary which documents the patient's informed decision to personally assume financial liability for laboratory tests which are likely to be denied and not reimbursed by Medicare because they are deemed to be not medically necessary. We do not have any direct contact with most of these patients and, in such cases, cannot control the proper use of the ABN by the physician or the physician's office staff. If the ABN is not timely provided to the beneficiary or is not completed properly, we may end up performing tests that we cannot subsequently bill to the patient if they are not reimbursable by Medicare due to coverage limitations.

         Inconsistent Practices. Currently, many different local carriers administer Medicare. They have inconsistent policies on matters such as: (1) test coverage; (2) automated chemistry panels; (3) diagnosis coding; (4) claims documentation; and (5) fee schedules (subject to the national fee schedule limitations). Inconsistent carrier rules and policies have increased the complexity of the billing process for clinical laboratories. As part of the 1997 Balanced Budget Act, HHS was required to adopt uniform policies on the above matters by January 1, 1999, and to replace the current local carriers with no more than five regional carriers. Although HHS has finalized a number of uniform test coverage/diagnosis coding policies, it has not taken any final action to replace the local carriers with five regional carriers.

         Carrier Jurisdiction Changes for Lab-to-lab Referrals. On October 31, 2003, CMS announced its intention to change the manner in which Medicare contractors currently process claims for lab-to-lab referrals of clinical laboratory tests. While laboratories are, under certain criteria, permitted to directly bill Medicare for clinical laboratory tests they refer to other laboratories, they must be reimbursed at the correct fee schedule amount based on the Medicare fee schedule in effect in the Medicare carrier region in which the test was actually performed. Historically, laboratories needed to enroll with and file claims to multiple carriers in order to bill for such out-of-area test referrals, to ensure receipt of the appropriate payment amount. This has proven to be an administratively difficult process, with many obstacles to obtaining accurate claims payment, including applying the correct fee schedule. On July 1, 2004, CMS implemented a change that mandated that the laboratory's "home" carrier maintain and apply the clinical laboratory fee schedule applicable to the carrier region where the test was performed. This streamlined process allows a laboratory to file all of its clinical laboratory claims to its "home" carrier.

         CMS also has announced a parallel change with regard to purchased diagnostic interpretations (pathology services). A previously announced change in Medicare carrier jurisdiction rules required laboratories to bill the carrier where a purchased diagnostic interpretation service was performed. This would have required carriers to issue Medicare provider numbers to the billing laboratory. In October 2004, CMS posted a "change notice" permitting laboratories to temporarily bill their local carriers for purchased diagnostic tests or interpretations regardless of the location where the service was furnished. The final change notice was issued on October 29, 2004, effective April 1, 2005. The final notice requires carriers to implement a new edit to check for duplicate claims for referred clinical diagnostic laboratory and purchased diagnostic services submitted by physicians/suppliers to more than one carrier.

         Competitive Bidding. The MMA requires CMS to conduct a demonstration project on the application of competitive acquisition to clinical laboratory tests. CMS awarded the clinical laboratory competitive bidding demonstration design and implementation contract to RTI International, Research Triangle Park, North Carolina, and its subcontractor, Palmetto GBA. Palmetto is a Part B carrier and previously conducted for CMS a competitive bidding demonstration for Durable Medical Equipment (DME). A timeline in the bid package for the design and implementation phase of the competitive bidding demonstration calls for distribution of bid packages in December 2005. The clinical laboratory competitive bidding demonstration project is expected to take place in two separate locations, but other key details of the demonstration have not been determined. Quest Diagnostics and ACLA, its trade association, will monitor the design and implementation phase carefully because of industry concerns that the competitive bidding demonstrations will not take into account all of the factors involved in the timely delivery of high quality clinical laboratory testing to a broad range of clients in diverse geographic settings.

         Early in 2004, the State of Florida issued but later withdrew a Request for Proposals for competitive bidding of clinical laboratory testing for its Medicaid program. However, in December 2004, Florida issued an Invitation to Negotiate (ITN) seeking competitive bids for the provision of clinical laboratory tests on a capitated-basis for some Medicaid recipients and on a reduced fee-for-service basis for other Medicaid recipients. The ITN contemplates that the Florida Medicaid Agency (AHCA) will negotiate with the three highest-scoring bidders for an exclusive statewide contract of at least three years plus a potential renewal period. ACLA, the trade association for clinical laboratories, filed two petitions with AHCA challenging the ITN on public policy and legal grounds. In addition, Quest Diagnostics and another large laboratory independently filed bid protests with AHCA. On February 18, 2005, AHCA announced, without further explanation, that it was withdrawing the ITN. If competitive bidding were implemented on a regional or national basis for clinical laboratory testing, it could materially adversely affect the clinical laboratory industry and us.

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

         In April 2003, the OIG issued a Special Advisory Bulletin addressing what it described as "questionable contractual arrangements" in contractual joint ventures. The OIG Bulletin focused on arrangements where a healthcare provider, or Owner, expands into a related healthcare business by contracting with a healthcare provider, or Manager, that already is engaged in that line of business for the Manager to provide related healthcare items or services to the patients of the Owner in return for a share of the profits of the new line of business. While we believe that the Bulletin is directed at "sham" arrangements intended to induce referrals, we cannot predict whether the OIG might choose to investigate all contractual joint ventures, including our joint ventures with various hospitals or hospital systems.

Government Investigations and Related Claims

         We are subject to extensive and frequently changing federal, state and local laws and regulations. We believe that, based on our experience with government settlements and public announcements by various government officials, the federal government continues to strengthen its position on healthcare fraud. In addition, legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected cases of fraud and abuse. Many of the regulations applicable to us, including those relating to billing and reimbursement of tests and those relating to relationships with physicians and hospitals, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our billing practices. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal damages, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs. In addition, certain federal and state statues, including the qui tam provisions of the federal False Claim Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers alleging inappropriate billing practices.

         During the mid-1990s, Quest Diagnostics and SBCL settled significant government claims that primarily involved industry-wide billing and marketing practices that both companies believed to be lawful. The federal or state governments may bring additional claims based on new theories as to our practices that we believe to be in compliance with law. The federal government has substantial leverage in negotiating settlements since the amount of potential damages far exceeds the rates at which we are reimbursed, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs, which represented approximately 17% of our net revenues during 2004.

         There are certain pending lawsuits regarding our billing practices filed under the qui tam provisions of the federal false claims statute and other federal and state statutes. Some of the cases involve claims that are substantial in amount. We have also received subpoenas from the United States Attorney's Office for the Eastern District of New York requiring the production of various business records including documents related to parathyroid hormone testing and parathyroid hormone test kits manufactured by our subsidiary Nichols Institute Diagnostics. We are cooperating with the government's investigation.

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

         We emphasize the development of training programs intended to ensure the strict implementation and observance of all applicable laws, regulations and Company policies. Further, we conduct in-depth reviews of procedures, personnel and facilities to assure regulatory compliance throughout our operations. The Quality, Safety & Compliance Committee of the Board of Directors requires periodic reporting of compliance operations from management.

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

Insurance

         As a general matter, providers of clinical laboratory testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on our client base and reputation. We maintain various liability insurance coverages for claims that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results and other exposures. Our insurance coverage limits our maximum exposure on individual claims; however, we are essentially self-insured for a significant portion of these claims. The basis for claims reserves considers actuarially determined losses based upon our historical and projected loss experience. Management believes that present insurance coverage and reserves are sufficient to cover currently estimated exposures. Although management cannot predict the outcome of any claims made against the Company, management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on our financial position but may be material to our results of operations and cash flows in the period in which such claims are resolved. Similarly, although we believe that we will be able to obtain adequate insurance coverage in the future at acceptable costs, we cannot assure you that we will be able to do so.

Employees

         At December 31, 2004, we employed approximately 38,600 people. This total excludes employees of the joint ventures where we do not have a majority interest. We have no collective bargaining agreements with any unions covering any employees in the United States, and we believe that our overall relations with our employees are good.

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

         We would like to take advantage of the "safe harbor" provisions of the Litigation Reform Act in connection with the forward-looking statements included in this document. Investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this document. The following important factors could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements:

         (a) Heightened competition, including increased pricing pressure, competition from hospitals for testing for non-patients and competition from physicians. See "Business - Competition".

         (b) Impact of changes in payer mix, including any shift from fee-for-service to capitated fee arrangements. See "Business - Payers and Customers - Healthcare Insurers".

         (c) Adverse actions by government or other third-party payers, including unilateral reduction of fee schedules payable to us, competitive bidding, or an increase in the practice of negotiating for exclusive arrangements that involve aggressively priced capitated payments by healthcare insurers or other payers. See "Business - Regulation of Reimbursement for Clinical Laboratory Services" and "Business - Payers and Customers - Healthcare Insurers".

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

              See "Business - Regulation of Reimbursement for Clinical Laboratory Services" and "Business - Billing".

         (e) Adverse results from pending or future government investigations, lawsuits or private actions. These include, in particular significant monetary damages, loss or suspension of licenses, and/or suspension or exclusion from the Medicare and Medicaid programs and/or other significant litigation matters. See "Business - Government Investigations and Related Claims".

         (f) Failure to obtain new customers at profitable pricing or failure to retain existing customers, and a reduction in tests ordered or specimens submitted by existing customers. Failure to negotiate reimbursements with major healthcare insurers or other third party payers on favorable terms.

         (g) Failure to efficiently integrate acquired businesses, or to efficiently integrate clinical laboratory businesses from joint ventures and alliances with hospitals. See "Business - Corporate Strategy and Growth Opportunities - Growth".

         (h) Inability to obtain professional liability or other insurance coverage or a material increase in premiums for such coverage or reserves for self-insurance. See "Business - Insurance".

         (i) Denial of CLIA certification or other licenses for any of our clinical laboratories under the CLIA standards, revocation or suspension of the right to bill the Medicare and Medicaid programs or other adverse regulatory actions by federal, state and local agencies. See "Business - Regulation of Clinical Laboratory Operations".

         (j) Changes in federal, state or local laws or regulations, including changes that result in new or increased federal or state regulation of commercial clinical laboratories, including regulation by the FDA.

         (k) Inability to achieve expected benefits from our acquisitions of other businesses. See "Business - Corporate Strategy and Growth Opportunities - Growth".

         (l) Inability to achieve additional benefits from our Six Sigma and standardization initiatives.

         (m) Adverse publicity and news coverage about the clinical laboratory industry or us.

         (n) Computer or other system failures that affect our ability to perform tests, report test results or properly bill customers, including potential failures resulting from the standardization of our IT systems and other system conversions, telecommunications failures, malicious human acts (such as electronic break-ins or computer viruses) or natural disasters. See "Business - Information Systems" and "Business - Billing".

         (o) Development of technologies that substantially alter the practice of laboratory medicine, including technology changes that lead to the development of more cost-effective or convenient tests such as
              (1) point-of-care tests that can be performed by physicians in their offices, (2) esoteric tests that can be performed by hospitals in their own laboratories or (3) testing that can be performed by patients in their homes without requiring the services of clinical laboratories. See "Business - Competition" and "Business - Regulation of Clinical Laboratory Operations".

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

         (r) Regulatory delay or inability to commercialize newly licensed tests or technologies or to obtain appropriate reimbursements for such tests.

         (s) Inability to obtain or maintain adequate patent and other propriety rights protections of our products and services or to successfully enforce our proprietary rights.

         (t) Development of an Internet-based electronic commerce business model that does not require an extensive logistics and laboratory network.

         (u) Impact of any national healthcare information network and the adoption of standards for health information technology interoperability that are incompatible with existing software and hardware infrastructure requiring widespread replacement of systems and/or software.

         (v) The impact of the privacy regulations, security regulations and standards for electronic transactions regulations issued under HIPAA and any applicable state laws or regulations. See "Business
              - Privacy and Security of Health Information; Standard Transactions".

         (w) Inability to promptly or properly bill for our services or to obtain appropriate payments for services that we do bill. See "Business--Billing".

         (x) Changes in interest rates and changes in our credit ratings from Standard & Poor's and Moody's Investor Services causing an unfavorable impact on our cost of and access to capital.

         (y) Inability to hire and retain qualified personnel or the loss of the services of one or more of our key senior management personnel.

         (z) Terrorist and other criminal activities, which could affect our customers, transportation or power systems, or our facilities, and for which insurance may not adequately reimburse us for.

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

Location                                                           Leased or Owned
--------                                                           ---------------
Phoenix, Arizona                                               Leased by Joint Venture
Los Angeles, California (2)                                     One owned, one leased
Sacramento, California                                                  Leased
San Diego, California                                                   Leased
San Jose, California                                                    Leased
San Juan Capistrano, California                                         Owned
Denver, Colorado                                                        Leased
New Haven, Connecticut                                                  Owned
Washington, D.C. (Chantilly, Virginia)                                  Leased
Miami, Florida (2)                                              One owned, one leased
Tampa, Florida                                                          Owned
Atlanta, Georgia                                                        Owned
Chicago, Illinois (2)                                           One owned, one leased
Indianapolis, Indiana                                          Leased by Joint Venture
Lexington, Kentucky                                                     Owned
Louisville, Kentucky                                                    Leased
New Orleans, Louisiana                                                  Owned
Baltimore, Maryland                                                     Owned
Boston, Massachusetts                                                   Leased
Detroit, Michigan                                                       Leased
St. Louis, Missouri                                                     Owned
Las Vegas, Nevada                                                       Owned
New York, New York (Teterboro, New Jersey)                              Owned
Long Island, New York                                                   Leased
Dayton, Ohio                                                   Leased by Joint Venture
Oklahoma City, Oklahoma                                        Leased by Joint Venture
Portland, Oregon                                                        Leased
Erie, Pennsylvania                                             Leased by Joint Venture
Philadelphia, Pennsylvania                                              Leased
Pittsburgh, Pennsylvania                                                Leased
Nashville, Tennessee                                                    Leased
Dallas, Texas                                                           Leased
Houston, Texas                                                          Leased
Seattle, Washington                                                     Leased


         Our executive offices are located at a leased facility in Lyndhurst, New Jersey. We also lease a site in Norristown, Pennsylvania, that serves as a billing center; a site in San Clemente, California, that serves as the main facility for Nichols Institute Diagnostics; a site in Cincinnati that serves as the main office for MedPlus; and we are reconfiguring an additional leased building in West Hills, California, that will serve as our regional laboratory in the Los Angeles metropolitan area. We also own an administrative office in Collegeville, Pennsylvania, and a site in West Norriton, Pennsylvania, that serves as our national data center. We own our laboratory facility in Mexico City, Mexico and lease laboratory facilities in San Juan, Puerto Rico, and Heston, England. We believe that, in general, our laboratory facilities are suitable and adequate for our current and anticipated future levels of operation. We believe that if we were unable to renew a lease on any of our testing facilities, we could find alternative space at competitive market rates and relocate our operations to such new location.

Item 3. Legal Proceedings

         In addition to the investigations described in "Business - Government Investigations and Related Claims", we are involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against us involve claims that are substantial in amount. Although we cannot predict the outcome of such proceedings or any claims made against us, we do not anticipate that the ultimate outcome of the various proceedings or claims will have a material adverse effect on our financial position, but may be material to our results of operations and cash flows in the period in which such proceedings or claims are resolved.

Item 4. Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5. Market for Registrant's Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

         Our common stock is listed and traded on the New York Stock Exchange under the symbol "DGX". The following table sets forth, for the periods indicated, the high and low sales price per share as reported on the New York Stock Exchange Consolidated Tape and dividend information:


                                                        Common Stock Market Price         Dividends
                                                          High              Low           Declared
                                                          ----              ---           --------
                      2003
                      First Quarter....................  $60.90            $47.36            $   -
                      Second Quarter....................  66.24             55.14                -
                      Third Quarter.....................  69.25             56.42                -
                      Fourth Quarter....................  74.99             59.47             0.15

                      2004
                      First Quarter....................  $85.87            $71.87            $0.15
                      Second Quarter....................  88.99             80.90             0.15
                      Third Quarter.....................  88.39             79.10             0.15
                      Fourth Quarter....................  96.82             83.16             0.15


         As of February 28, 2005, we had approximately 5,600 record holders of our common stock.

         Prior to October 2003, we had not previously declared or paid cash dividends on our common stock. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.


                      Issuer Purchases Of Equity Securities

                                                                                      (d) Approximate Dollar Value
                                                                                             of Shares that
                                                                                                May Yet Be
                             (a) Total                   (c) Total Number of Shares          Purchased Under
                             Number of     (b) Average       Purchased as Part of             the Plans or
                              Shares      Price Paid per   Publicly Announced Plans              Programs
           Period            Purchased        Share               or Programs                 (in thousands)
    ------------------      -----------   -------------- ---------------------------  ----------------------------
    October 1, 2004 -
    October 31, 2004           90,000       $ 87.13                 90,000                   $ 253,464
    November 1, 2004 -
    November 30, 2004         815,200       $ 91.60                815,200                   $ 178,794
    December 1, 2004 -
    December 31, 2004       2,876,000       $ 94.20              2,876,000                   $ 162,186
    Total                   3,781,200       $ 93.47              3,781,200                   $ 162,186

         In 2003, our Board of Directors authorized a share repurchase program, which permitted us to purchase up to $600 million of our common stock. In July 2004, our Board of Directors authorized us to purchase up to an additional $300 million of our common stock. Under a separate authorization from our Board of Directors, in December 2004 we repurchased 2.7 million shares of our common stock for approximately $254 million from GlaxoSmithKline plc. In January 2005, our Board of Directors expanded the share repurchase authorization by an additional $350 million, bringing the total amount authorized and available for repurchases to $512 million as of January 27, 2005.

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

         See Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

         See Item 15 (a) 1 and 2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 9A. Controls and Procedures

         Evaluation of Disclosure Controls and Procedures - Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

         Changes in Internal Control - During the fourth quarter of 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         Management's Report on Internal Control Over Financial Reporting

         See page 48.

Item 9B. Other Information

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         Information concerning the directors of the Company is incorporated by reference to the information in the Company's Proxy Statement to be filed on or before April 29, 2005, or the Proxy Statement, appearing under the caption "Election of Directors".

Executive Officers of the Registrant

         Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:

         Surya N. Mohapatra, Ph.D. (55) is Chairman of the Board, President and Chief Executive Officer of the Company. Prior to joining the Company in February 1999 as Senior Vice President and Chief Operating Officer, he was Senior Vice President of Picker International, a worldwide leader in advanced medical imaging technologies, where he served in various executive positions during his 18-year tenure. Dr. Mohapatra was appointed President and Chief Operating Officer in June 1999, the Chief Executive Officer in May 2004, and Chairman of the Board in December 2004.

         Robert A. Hagemann (48) is Senior Vice President and Chief Financial Officer. He joined Corning Life Sciences, Inc., in 1992, where he held a variety of senior financial positions before being named Vice President and Corporate Controller of the Company in 1996. Prior to joining the Company, Mr. Hagemann was employed by Prime Hospitality, Inc. and Crompton & Knowles, Inc. in senior financial positions. He was also previously employed by Arthur Young, a predecessor company to Ernst & Young. Mr. Hagemann assumed his present responsibilities in August 1998.

         Robert E. Peters (57) is Vice President - Sales and Marketing. He oversees sales and marketing for our clinical laboratory testing business. Mr. Peters joined the Company in 1997 as Managing Director of our Teterboro laboratory, became Senior Managing Director of the New York/New Jersey region in 2000 and Regional Vice President for the East region in 2002. Mr. Peters assumed his current position in March 2003. Prior to joining the Company, Mr. Peters was with Ciba-Geigy Corporation, most recently serving as Vice President of Pharmaceutical Operations.

         Michael E. Prevoznik (43) is Senior Vice President and General Counsel. Prior to joining SBCL in 1994 as its Chief Legal Compliance Officer, Mr. Prevoznik was with Dechert Price & Rhodes. In 1996, he became Vice President and Chief Legal Compliance Officer for SmithKline Beecham Healthcare Services. In 1998, he was appointed Vice President, Compliance for SmithKline Beecham, assuming additional responsibilities for coordinating all compliance activities within SmithKline Beecham worldwide. Mr. Prevoznik joined the Company as Vice President and General Counsel in August 1999. In 2003, he assumed additional responsibilities for corporate communications and governmental affairs, and in 2004, assumed additional responsibilities relating to the Six Sigma function.

         David M. Zewe (53) is Senior Vice President, Diagnostics Testing Services. Mr. Zewe oversees diagnostic testing operations company-wide, including physician, clinical trials and drugs of abuse testing, as well as the diagnostic instruments business. Mr. Zewe joined the Company in 1994 as General Manager of the Philadelphia regional laboratory, became Regional Vice President Sales and Marketing for the mid-Atlantic region in August 1996, became Vice President, Revenue Services in August 1999, leading the billing function company-wide, and became Senior Vice President, U.S. Operations in January 2001, responsible for all core business operations and revenue services. Mr. Zewe assumed his current position in May 2002. Prior to joining the Company, Mr. Zewe was with the Squibb Diagnostics Division of Bristol Myers Squibb, most recently serving as Vice President of Sales.

Item 11. Executive Compensation

         The information called for by this Item is incorporated by reference to the information under the caption "Additional Information Regarding Executive Compensation" appearing in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information called for by this Item is incorporated by reference to the information under the caption "Stock Ownership Information" and "Additional Information Regarding Executive Compensation - Equity Compensation Plan Information" appearing in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

         The information called for by this Item is incorporated by reference to the information under the caption "Information About Our Corporate Governance - Related Transactions" appearing in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

         The information called for by this Item is incorporated by reference to the information under the caption "Ratification of PricewaterhouseCoopers LLP as the Company's Independent Registered Public Accounting Firm for 2005" appearing in the Proxy Statement.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

         1.Index to financial statements and supplementary data filed as part of this report:


                                    Item                                                 Page
                                    ----                                                 ----
              Report of Independent Registered Public Accounting Firm..........           F-1
              Consolidated Balance Sheets......................................           F-3
              Consolidated Statements of Operations............................           F-4
              Consolidated Statements of Cash Flows............................           F-5
              Consolidated Statements of Stockholders' Equity..................           F-6
              Notes to Consolidated Financial Statements.......................           F-7
              Supplementary Data: Quarterly Operating Results (unaudited)......           F-36

         2.Financial Statement Schedule:

                                    Item                                                 Page
                                    ----                                                 ----
              Schedule II - Valuation Accounts and Reserves....................          F-37

         3.Exhibits filed as part of this report:

               See (b) below.

(b) Exhibits filed as part of this report:

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

               4.1      Form of Rights Agreement dated December 31, 1996 (the
                        "Rights Agreement") between Corning Clinical
                        Laboratories Inc. and Harris Trust and Savings Bank as
                        Rights Agent (filed as an Exhibit to the Company's
                        Registration Statement on Form 10 (File No. 001-12215) and incorporated herein by reference)

               4.2 Form of Amendment No. 1 effective as of July 1, 1999 to the Rights Agreement (filed as an Exhibit to the Company's current report on Form 8-K (Date of Report:
                        August 16, 1999) and incorporated herein by reference)

               4.3 Form of Amendment No. 2 to the Rights Agreement (filed as an Exhibit to the Company's 1999 annual report on Form 10-K and incorporated herein by reference)

               4.4 Form of Amendment No. 3 to the Rights Agreement (filed as an Exhibit to the Company's 2000 annual report on Form 10-K and incorporated herein by reference)

               4.5      Form of Acceptance by National City Bank as successor
                        Rights Agent under the Rights Agreement (filed as an
                        Exhibit to the Company's 2003 annual report on Form 10-K and incorporated herein by reference)

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

              10.9 Fifth Supplemental Indenture dated as of April 16, 2004, among Unilab Acquisition Corporation (d/b/a FNA Clinics of America), Quest Diagnostics Incorporated, The Bank Of
                        New York, and the Subsidiary Guarantors (filed as an
                        Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

              10.10     Amended and Restated Credit Agreement, dated as of April
                        20, 2004, among the Company, the Subsidiary Guarantors, the lenders party thereto, and Bank of America, N.A., as Administrative Agent (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

              10.11 Third Amended and Restated Credit and Security Agreement dated as of April 20, 2004 among Quest Diagnostics
                        Receivables Inc., as Borrower, Quest Diagnostics
                        Incorporated, as Servicer, each of the lenders party thereto and Wachovia Bank, National Association, as
                        Administrative Agent (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

              10.12 Second Amended and Restated Receivables Sale Agreement dated as of April 20, 2004 among Quest Diagnostics
                        Incorporated and each of its direct or indirect wholly owned subsidiaries who is or hereafter becomes a seller hereunder, as the Sellers, and Quest Diagnostics
                        Receivables Inc., as the Buyer (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

              10.13 Term Loan Credit Agreement dated as of December 19, 2003 among Quest Diagnostics Incorporated, certain subsidiary guarantors of the Company, the lenders party thereto, and Sumitomo Mitsui Banking Corporation (filed as an
                        Exhibit to the Company's 2003 annual report on Form 10-K and incorporated herein by reference)

              10.14     First Amendment to Term Loan Credit Agreement dated as
                        April 20, 2004 among Quest Diagnostics Incorporated, certain subsidiary guarantors of the Company, the lenders party thereto, and Sumitomo Mitsui Banking
                        Corporation (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June
                        30, 2004 and incorporated herein by reference)

              10.15     Stock and Asset Purchase Agreement dated as of February
                        9, 1999 among SmithKline Beecham plc, SmithKline Beecham
                        Corporation and the Company (the "Stock and Asset
                        Purchase Agreement") (filed as Appendix A of the
                        Company's Definitive Proxy Statement dated May 11, 1999 and incorporated herein by reference)

              10.16     Amendment No. 1 dated August 6, 1999 to the Stock and
                        Asset Purchase Agreement (filed as an Exhibit to the
                        Company's current report on Form 8-K (Date of Report:
                        August 16, 1999) and incorporated herein by reference)

              10.17 Stockholders Agreement dated as of August 16, 1999 between SmithKline Beecham plc and the Company (filed as an Exhibit to the Company's current report on Form 8-K
                        (Date of Report: August 16, 1999) and incorporated herein by reference)

              10.18 Amended and Restated Global Clinical Trials Agreement, dated as of December 19, 2002 between SmithKline Beecham plc dba GlaxoSmithKline and the Company (filed as an Exhibit to post effective amendment No. 1 to the Company's Registration Statement on Form S-4 (No.
                        333-88330) and incorporated herein by reference)

              10.19 Agreement and Plan of Merger, dated as of April 2, 2002, as amended, among the Company, Quest Diagnostics Newco
                        Incorporated and Unilab Corporation (filed as an annex to the Company's final prospectus, dated August 6, 2002, and incorporated herein by reference)

              10.20 Amendment to the Agreement and Plan of Merger, dated as of May 13, 2002, among the Company, Quest Diagnostics
                        Newco Incorporated and Unilab Corporation (filed as an annex to the Company's final prospectus, dated August 6, 2002, and incorporated herein by reference)

              10.21 Amendment No. 2 to the Agreement and Plan of Merger, dated as of June 20, 2002, among the Company, Quest
                        Diagnostics Newco Incorporated and Unilab Corporation
                        (filed as an annex to the Company's final prospectus, dated August 6, 2002, and incorporated herein by reference)

              10.22 Amendment No. 3 to the Agreement and Plan of Merger, dated as of September 25, 2002, among the Company, Quest
                        Diagnostics Newco Incorporated and Unilab Corporation
                        (incorporated herein by reference to Exhibit (a)(11) of the Company's Schedule TO Amendment No. 12 filed with the Commission on September 26, 2002, File No.
                        001-12215)

              10.23 Amendment No. 4 to the Agreement and Plan of Merger, dated as of January 4, 2003, among the Company, Quest
                        Diagnostics Newco Incorporated and Unilab Corporation
                        (incorporated herein by reference to Exhibit (a)(20) of Quest Diagnostics' Schedule TO Amendment No. 20 filed with the Commission on January 6, 2003, File No.
                        001-12215)

              10.24     Form of Employees Stock Purchase Plan, as amended

              10.25 Form of 1996 Employee Equity Participation Program, as amended (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

              10.26 Form of 1999 Employee Equity Participation Program, as amended as of July 31, 2003 (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

              10.27     Form of Amended and Restated Stock Option Plan for
                        Non-Employee Directors (filed as an Exhibit to the Company's current report on Form 8-K (Date of report:
                        December 13, 2004) and incorporated herein by reference)

              10.28     Form of Amended and Restated Deferred Compensation Plan
                        For Directors (filed as an Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June
                        30, 2003 and incorporated herein by reference)

              10.29     Employment Agreement between the Company and Kenneth W.
                        Freeman dated as of January 1, 2003 (filed as an Exhibit to the Company's 2002 annual report on Form 10-K and incorporated herein by reference)

              10.30     Letter Agreement dated April 21, 2004 between the
                        Company and Kenneth W. Freeman (filed as an Exhibit to the Company's current report on Form 8-K (Date of report: April 22, 2004) and incorporated herein by reference)

              10.31     Letter Agreement dated August 26, 2004 between the
                        Company and Kenneth W. Freeman (filed as an Exhibit to the Company's current report on Form 8-K (Date of report: August 26, 2004) and incorporated herein by reference)

              10.32     Employment Agreement between the Company and Surya N.
                        Mohapatra dated as of November 9, 2003 (filed as an Exhibit to the Company's 2003 annual report on Form 10-K and incorporated herein by reference)

              10.33 Form of Supplemental Deferred Compensation Plan (filed as an Exhibit to the Company's quarterly report on Form
                        10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

              10.34 Form of Executive Retirement Supplemental Plan (filed as an Exhibit to the Company's Registration Statement on Form 10 (File No. 001-12215) and incorporated herein by reference)

              10.35     Form of Quest Diagnostics Incorporated Supplemental
                        Executive Retirement Plan, effective December 14, 2004
                        (filed as an exhibit to the Company's current report on Form 8-K (Date of report: December 14, 2004) and incorporated herein by reference)

              10.36     Form of Senior Management Incentive Plan (filed as
                        Appendix A to the Company's Definitive Proxy Statement dated March 28, 2003 and incorporated herein by reference)

                14 Code of Business Ethics (filed as an exhibit to the Company's current report on Form 8-K (Date of report:
                        October 21, 2004) and incorporated herein by reference)

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

(c) None.

Signatures

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Quest Diagnostics Incorporated


         By    /s/ Surya N. Mohapatra
               ---------------------------
                  Surya N. Mohapatra, Ph.D.        Chairman, President and              March 10, 2005
                                                   Chief Executive Officer

         By    /s/ Robert A. Hagemann
               ----------------------------
                  Robert A. Hagemann               Senior Vice President and            March 10, 2005
                                                   Chief Financial Officer

         By    /s/ Thomas F. Bongiorno
               ----------------------------
                  Thomas F. Bongiorno              Vice President, Controller and       March 10, 2005
                                                   Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

                                                                Capacity                       Date
                                                                --------                       ----
               /s/ Surya N. Mohapatra
               ------------------------------
                   Surya N. Mohapatra, Ph.D.        Chairman, President and              March 10, 2005
                                                    Chief Executive Officer

               /s/ John C. Baldwin
               ------------------------------
                   John C. Baldwin, M.D.            Director                             March 10, 2005

               /s/ William F. Buehler
               ------------------------------
                   William F. Buehler               Director                             March 10, 2005

               /s/ James F. Flaherty III
               ------------------------------
                   James F. Flaherty III            Director                             March 10, 2005

               /s/ William R. Grant
               ------------------------------
                   William R. Grant                 Director                             March 10, 2005

               /s/ Rosanne Haggerty
               ------------------------------
                   Rosanne Haggerty                 Director                             March 10, 2005

               /s/ Gary M. Pfeiffer
               ------------------------------
                   Gary M. Pfeiffer                 Director                             March 10, 2005

               /s/ Daniel C. Stanzione
               ------------------------------
                   Daniel C. Stanzione, Ph.D.       Director                             March 10, 2005

               /s/ Gail R. Wilensky
               ------------------------------
                   Gail R. Wilensky, Ph.D.          Director                             March 10, 2005

               /s/ John B. Ziegler
               ------------------------------
                   John B. Ziegler                  Director                             March 10, 2005

                SELECTED HISTORICAL FINANCIAL DATA OF OUR COMPANY


         The following table summarizes selected historical financial data of our Company and our subsidiaries at the dates and for each of the periods presented. We derived the selected historical financial data for the years 2000 through 2004 from the audited consolidated financial statements of our Company. All per share data has been restated to reflect our two-for-one stock split effected on May 31, 2001. In April 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections", or SFAS 145. Pursuant to SFAS 145, extraordinary losses associated with the extinguishment of debt in 2000 and 2001, previously presented net of applicable taxes, were reclassified to other non-operating expenses. In September 2004, the Emerging Issues Task Force reached a final consensus on Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", ("Issue 04-8"), effective December 31, 2004. Pursuant to Issue 04-8, we included the dilutive effect of our 1 3/4% contingent convertible debentures issued November 26, 2001 in our dilutive earnings per common share calculations using the if-converted method, regardless of whether or not the holders of these securities were permitted to exercise their conversion rights, and retroactively restated previously reported diluted earnings per common share. References to previously reported diluted weighted average common shares outstanding, diluted earnings per share and related disclosures have been restated to give retroactive effect of the required change in accounting for the years 2001 through 2003. The selected historical financial data is only a summary and should be read together with the audited consolidated financial statements and related notes of our Company and management's discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K.


                                                                      Year Ended December 31,
                                      ------------------------------------------------------------------------------------
                                          2004              2003 (a)         2002 (b)          2001             2000
                                      --------------     -------------  --------------  --------------   --------------
                                                       (in thousands, except per share data)
Operations Data:
Net revenues.......................... $5,126,601          $4,737,958      $4,108,051      $3,627,771       $3,421,162
Amortization of goodwill(c)...........          -                   -               -          38,392           37,862
Operating income......................    891,217 (d)         796,454         592,142         411,550          317,527 (e)
Loss on debt extinguishment...........          -                   -               -          42,012(f)         4,826 (g)
Net income ...........................    499,195 (d),(h)     436,717         322,154         162,303(f)       102,052 (e),(g)

Basic earnings per common share ...... $     4.90          $     4.22      $     3.34      $     1.74      $      1.14

Diluted earnings per common
   share(i)........................... $     4.69          $     4.04      $     3.17      $     1.66      $      1.08

Dividends per common share............ $     0.60          $     0.15      $        -      $        -      $        -

Balance Sheet Data (at end of year):
Accounts receivable, net.............. $  649,281          $  609,187      $  522,131      $  508,340      $   485,573
Goodwill, net.........................  2,506,950           2,518,875       1,788,850       1,351,123        1,235,933
Total assets..........................  4,203,788           4,301,418       3,324,197       2,930,555        2,864,536
Long-term debt........................    724,021           1,028,707         796,507         820,337          760,705
Preferred stock ......................          -                   -               -               -(j)         1,000
Common stockholders' equity...........  2,288,651           2,394,694       1,768,863       1,335,987        1,030,795

Other Data:
Net cash provided by operating
   activities......................... $  798,780          $  662,799      $  596,371      $  465,803      $   369,455
Net cash used in investing activities.   (173,700)           (417,050)       (477,212)       (296,616)         (48,015)
Net cash used in financing activities.   (706,736)           (187,568)       (144,714)       (218,332)        (177,247)
Provision for doubtful accounts.......    226,310             228,222         217,360         218,271          234,694
Rent expense..........................    132,883             120,748          96,547          82,769           76,515
Capital expenditures..................    176,125             174,641         155,196         148,986          116,450

-------------------------------------------------------------------------------------------------------------------------

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

(c) In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", or SFAS 142, which the Company adopted on January 1, 2002. The following table presents net income and basic and diluted earnings per common share data adjusted to exclude the amortization of goodwill, assuming that SFAS 142 had been in effect for the periods presented:

                                                               Year Ended December 31,
                                                             ------------------------------
                                                                  2001            2000
                                                             --------------  --------------
                                                                (in thousands, except per
                                                                       share data)
     Net income ..........................................      $162,303        $102,052
     Add back: Amortization of goodwill, net of taxes.....        35,964          36,023
                                                                --------        --------
     Adjusted net income..................................      $198,267        $138,075
                                                                ========        ========

     Basic earnings per common share .....................      $   1.74        $   1.14
     Amortization of goodwill, net of taxes...............          0.39            0.40
                                                                --------        --------
     Adjusted basic earnings per common share.............      $   2.13        $   1.54
                                                                ========        ========

     Diluted earnings per common share ...................      $   1.66        $   1.08
     Amortization of goodwill, net of taxes...............          0.37            0.38
                                                                --------        --------
     Adjusted diluted earnings per common share...........      $   2.03        $   1.46
                                                                ========        ========



(d) During the second quarter of 2004, we recorded a $10.3 million charge associated with the acceleration of certain pension obligations in connection with the CEO succession process.

(e) During the second quarter of 2000, we recorded a net special charge of $2.1 million. This net charge resulted from a $13.4 million charge related to the costs to cancel certain contracts that we believed were not economically viable as a result of the acquisition of SmithKline Beecham Clinical Laboratories, Inc., and which were principally associated with the cancellation of a co-marketing agreement for clinical trials testing services, which charges were in large part offset by a reduction in reserves attributable to a favorable resolution of outstanding claims for reimbursements associated with billings of certain tests.

(f) In conjunction with our debt refinancing in 2001, we recorded a loss on debt extinguishment of $42 million. The loss represented the write-off of deferred financing costs of $23 million, associated with the debt which was refinanced, and $13 million of payments related primarily to the tender premium incurred in connection with our cash tender offer of our 10 3/4% senior subordinated notes due 2006. The remaining $6 million of losses represented amounts incurred in conjunction with the cancellation of certain interest rate swap agreements which were terminated in connection with the debt that was refinanced.

(g) During the fourth quarter of 2000, we recorded a $4.8 million loss on the extinguishment of debt representing the write-off of deferred financing costs resulting from the prepayment of $155 million of term loans under our then existing senior secured credit facility.

(h) During the second quarter of 2004, we recorded a $2.9 million charge to interest expense, net representing the write-off of deferred financing costs associated with the refinancing of our bank debt and credit facility.

(i) Potentially dilutive common shares primarily include the dilutive effect of our 1 3/4% contingent convertible debentures, and outstanding stock options and restricted common shares granted under our Employee Equity Participation Program.

(j) On December 31, 2001, the Company repurchased all of its then outstanding preferred stock for its par value of $1 million plus accrued dividends.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


Overview

         The underlying fundamentals of the diagnostic testing industry have improved since the early to mid-1990s. Since that time there has been significant industry consolidation, particularly among commercial laboratories, resulting in fewer but larger commercial laboratories with greater economies of scale, better equipped to service the members of large healthcare plans, and more disciplined in their approach to operating their business. Orders for laboratory testing are generated from physician offices, hospitals and employers. As such, factors including changes in the United States economy which can affect the number of unemployed and uninsured, and design changes in healthcare plans which impact the number of physician office and hospital visits, can impact the utilization of laboratory testing.

         While the diagnostic testing industry may be impacted by a number of factors, we believe it will continue to grow over the long term as a result of the following:

         o    the growing and aging population of the United States;

         o continuing research and development in the area of genomics (the study of DNA, genes and chromosomes) and proteomics (the analysis of individual proteins and collections of proteins), which is expected to yield new, more sophisticated and specialized diagnostics tests;

         o increasing recognition by consumers and payers of the value of laboratory testing as a means to improve health and reduce the overall cost of healthcare through early detection and prevention; and

         o increasing affordability of, and access to, tests due to advances in technology and cost efficiencies.

         Quest Diagnostics, as the largest clinical laboratory testing company with a leading position in most of its geographic markets and service offerings, is well positioned to benefit from the growth expected in the industry.

         Payments for clinical laboratory testing services are made by the government, healthcare insurers, physicians, hospitals, employers and patients. Physicians, hospitals and employers are typically billed on a fee-for-service basis based on negotiated fee schedules. Fees billed to patients and healthcare insurers are based on the laboratory's patient fee schedule, subject to any limitations on fees negotiated with the healthcare insurers or with physicians on behalf of their patients. Medicare and Medicaid reimbursements are based on fee schedules set by governmental authorities.

         We incur additional costs as a result of our participation in Medicare and Medicaid programs, as billing and reimbursement for clinical laboratory testing is subject to considerable and complex federal and state regulations. Compliance with applicable laws and regulations, as well as internal compliance policies and procedures, adds further complexity and costs to our operations. While the total cost to comply with Medicare administrative requirements is disproportionate to our cost to bill other payers, average Medicare reimbursement rates approximate the Company's overall average reimbursement rate from all payers, making this business generally less profitable. Government payers, such as Medicare and Medicaid, as well as healthcare insurers and larger employers have taken steps and may continue to take steps to control the cost, utilization and delivery of healthcare services, including clinical laboratory services. Principally as a result of reimbursement reductions and measures adopted by the Centers for Medicare & Medicaid Services, or CMS, which establishes procedures and continuously evaluates and implements changes in the reimbursement process to control utilization, the percentage of our aggregate net revenues derived from Medicare and Medicaid programs declined from approximately 20% in 1995 to approximately 17% in 2004. Despite the added cost and complexity of participating in the Medicare and Medicaid programs, we continue to participate in such programs because we believe that our other business may depend, in part, on continued participation in these programs, since certain customers may want a single laboratory capable of performing all of their clinical laboratory testing services, regardless of who pays for such services.

         Healthcare insurers, including managed care organizations and other healthcare insurance providers, which typically contract directly or indirectly with a number of clinical laboratories on behalf of their members, represent approximately one-half of our total testing volumes and one-half of our net revenues. Larger healthcare insurers typically prefer to use large commercial clinical laboratories because they can provide services to their members on a national or regional basis. In addition, larger laboratories are better able to achieve the low-cost structures necessary to profitably service the members of large healthcare plans, and can provide test utilization data across various products in a consistent format. In certain markets, such as California, healthcare insurers delegate their covered members to independent physician associations, or IPAs, which in turn contract with laboratories for clinical laboratory services on behalf of their members.

         The trend of consolidation among healthcare insurers has continued, resulting in fewer but larger insurers with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical laboratories. These healthcare insurers, as well as IPAs, demand that clinical laboratory service providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment arrangements. Under these capitated payment arrangements, we and healthcare insurers agree to a predetermined monthly reimbursement rate for each member of the healthcare insurer's plan, regardless of the number or cost of services provided by us. Our cost to perform work reimbursed under capitated payment arrangements is not materially different from our cost to perform work reimbursed under other arrangements with healthcare insurers. Since average reimbursement rates under capitated payment arrangements are typically less than our overall average reimbursement rate, the testing services reimbursed under capitated payment arrangements are generally less profitable. In 2004, we derived approximately 19% of our testing volume and 7% of our net revenues from capitated payment arrangements. In recent years, there has been a shift in the way major healthcare insurers reimburse clinical laboratories. Healthcare insurers have begun to offer more freedom of choice to their members, including greater freedom to determine which laboratory to use and which tests to order. Accordingly, most of our agreements with major healthcare insurers are non-exclusive arrangements. As a result, under these non-exclusive arrangements, physicians and patients have more freedom of choice in selecting laboratories, and laboratories are likely to compete more on the basis of service and quality rather than price alone. Also, healthcare plans are increasingly offering programs such as preferred provider organizations, or PPOs, and consumer driven health plans that offer a greater choice of healthcare providers. Pricing for these programs is typically negotiated on a fee-for-service basis, which generally results in higher revenue per requisition than under capitation arrangements. If consumer driven plans and PPO plans increase in popularity, it will be increasingly important for healthcare providers to differentiate themselves based on quality, service and convenience to avoid competing on price alone.

         We expect that the overall reimbursement dynamics are neutral to slightly positive for the diagnostic testing industry. Today, many federal and state governments face serious budget deficits and healthcare spending is a prime target for reductions and efforts to reduce reimbursements and stringent cost controls by government and other payers for existing tests may continue. However, we believe that as new tests are developed which either improve on the effectiveness of existing tests or provide new diagnostic capabilities, government and other payers will add these tests as covered services, because of the importance of laboratory testing in assessing and managing the health of patients. We continue to emphasize the importance and the high value of laboratory testing with healthcare insurers and government payers at the federal and state level.

         The diagnostic testing industry is labor intensive. Employee compensation and benefits constitute approximately one-half of our total costs and expenses. Cost of services consists principally of costs for obtaining, transporting and testing specimens. Selling, general and administrative expenses consist principally of the costs associated with our sales and marketing efforts, billing operations (including bad debt expense), and general management and administrative support.

         Information systems are used extensively in virtually all aspects of our business, including laboratory testing, billing, customer service, logistics, and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our information technology systems. Through proper maintenance, staffing and investment in our information technology systems, we expect to reduce the risks associated with our heavy reliance on these systems.

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

Six Sigma and Standardization Initiatives

         We intend to become recognized as the quality leader in the healthcare services industry through utilizing a Six Sigma approach and Lean Six Sigma principles to further increase the efficiency of our operations. Six Sigma is a management approach that enhances quality and requires a thorough understanding of customer needs and requirements, root cause analysis, process improvements and rigorous tracking and measuring of key metrics. Lean Six Sigma streamlines processes and eliminates waste. We have integrated our Six Sigma initiative with our initiative to standardize our operations and processes through adopting identified Company best practices. We plan to utilize Six Sigma and continue these initiatives to drive growth by further differentiating us from our competition, and to improve the efficiency of our operations.

Critical Accounting Policies

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect our reported financial results and the disclosure of contingent assets and liabilities.

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

         o revenues and accounts receivable associated with clinical laboratory testing;

         o    reserves for general and professional liability claims;

         o    billing-related settlement reserves; and

         o    accounting for and recoverability of goodwill.

         Revenues and accounts receivable associated with clinical laboratory testing

         The process for estimating the ultimate collection of receivables associated with our clinical laboratory testing involves significant assumptions and judgments. Billings for services reimbursed by third-party payers, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers. Adjustments to the estimated receipts, based on final settlement with the third-party payers, are recorded upon settlement as an adjustment to net revenues.

         We have implemented a standardized approach to estimate and review the collectibility of our receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, we regularly assess the state of our billing operations in order to identify issues which may impact the collectibility of receivables or allowance estimates. We believe that the collectibility of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we have implemented "best practices" to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. We believe that our collection and allowance estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material revisions to reserve estimates. Less than 5% of our net accounts receivable as of December 31, 2004 were outstanding more than 150 days.

         Healthcare insurers

         Healthcare insurers, including managed care organizations, reimburse us for approximately one-half of our net revenues. Reimbursements from healthcare insurers are based on negotiated fee-for-service schedules and on capitated payment rates.

         Receivables due from healthcare insurers represent approximately 25% of our net accounts receivable. Substantially all of the accounts receivable due from healthcare insurers represent amounts billed under negotiated fee-for-service arrangements. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increases. Our approach also considers historical collection experience and other factors. Collection of such receivables is normally a function of providing complete and correct billing information to the healthcare insurers within the various filing deadlines. For healthcare insurers that are invoiced electronically and remit payment electronically, collection typically occurs within 30 days of billing. For healthcare insurers that are invoiced electronically but remit payment manually, collection typically occurs within 60 days of billing. For healthcare insurers that we do not invoice electronically, collection typically occurs within 90 days of billing. Provided healthcare insurers have been billed accurately with complete information prior to the established filing deadline, there has historically been little to no collection risk. If there has been a delay in billing, we determine if the amounts in question will likely go past the filing deadline, and if so, we will reserve accordingly for the billing.

         Approximately 7% of our net revenues are reimbursed under capitated payment arrangements in which case the healthcare insurers typically reimburse us in the same month services are performed, essentially giving rise to no outstanding accounts receivable at month-end. If any capitated payments are not received on a timely basis, we determine the cause and make a separate determination as to whether or not the collection of the amount from the healthcare insurer is at risk and if so, would reserve accordingly.

         Government payers

         Payments for clinical laboratory services made by the government are based on fee schedules set by governmental authorities. Receivables due from government payers under the Medicare and Medicaid programs represent approximately 15% of our net accounts receivable. Collection of such receivables is normally a function of providing the complete and correct billing information within the various filing deadlines. Collection typically occurs within 30 days of billing. Our processes for billing, collecting and estimating uncollectible amounts for receivables due from government payers, as well as the risk of non-collection, are substantially the same as those noted above for healthcare insurers under negotiated fee-for-service arrangements.

         Client payers

         Client payers include physicians, hospitals, employers and other commercial laboratories, and are billed based on a negotiated fee schedule. Receivables due from client payers represent approximately 30% of our net accounts receivable. Credit risk and ability to pay are more of a consideration for these payers than healthcare insurers and government payers. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increases. Our approach also considers specific account reviews, historical collection experience and other factors.

         Patient receivables

         Patients are billed based on established patient fee schedules, subject to any limitations on fees negotiated with healthcare insurers or physicians on behalf of the patient. Receivables due from patients represent approximately 30% of our net accounts receivable. Collection of receivables due from patients is subject to credit risk and ability of the patients to pay. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increases. Our approach also considers historical collection experience and other factors. Patient receivables are generally fully reserved for when the related billing reaches 210 days outstanding. Balances are automatically written off when they are sent to collection agencies. Reserves are adjusted for estimated recoveries of amounts sent to collection agencies based on historical collection experience, which is regularly monitored.

         Reserves for general and professional liability claims

         As a general matter, providers of clinical laboratory testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on our client base and reputation. We maintain various liability insurance coverages for claims that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results and other exposures. Our insurance coverage limits our maximum exposure on individual claims; however, we are essentially self-insured for a significant portion of these claims. While the basis for claims reserves considers actuarially determined losses based upon our historical and projected loss experience, the process of analyzing, assessing and establishing reserve estimates relative to these types of claims involves a high degree of judgment. Changes in the facts and circumstances associated with claims could have a material impact on our results of operations, principally costs of services, and cash flows in the period that reserve estimates are revised. Although we believe that our present insurance coverage and reserves are sufficient to cover currently estimated exposures, it is possible that we may incur liabilities in excess of our insurance coverage or recorded reserves. Similarly, although we believe that we will be able to obtain adequate insurance coverage in the future at acceptable costs, it is possible that we may not be able to do so.

         Billing-related settlement reserves

         Our business is subject to extensive and frequently changing federal, state and local laws and regulations. We have previously entered into several settlement agreements with various government and private payers relating to industry-wide billing and marketing practices that had been substantially discontinued by the mid-1990s. In addition, we are aware of several pending lawsuits filed under the qui tam provisions of the civil False Claims Act and other federal and state statutes. We have a comprehensive compliance program that is intended to ensure the strict implementation and observance of all applicable laws, regulations and Company policies. The Quality, Safety & Compliance Committee of the Board of Directors requires periodic reporting of compliance operations from management. As an integral part of our compliance program, we investigate all reported or suspected failures to comply with federal healthcare reimbursement requirements. Any non-compliance that results in Medicare or Medicaid overpayments is reported to the government and reimbursed by us. As a result of these efforts, we have periodically identified and reported overpayments. Upon becoming aware of potential overpayments, we will consider all available facts and circumstances to estimate and record the amounts to be reimbursed. While we have reimbursed these overpayments and have taken corrective action where appropriate, we cannot assure investors that in each instance the government will necessarily accept these actions as sufficient.

         Although management believes that established reserves for claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to our results of operations and cash flows in the period in which such claims are settled. We do not believe that these issues will have a material adverse effect on our overall financial condition. However, we understand that there may be pending qui tam claims brought by former employees or other "whistle blowers", or other pending claims as to which we have not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

         Accounting for and recoverability of goodwill

         Goodwill is our single largest asset. We evaluate the recoverability and measure the potential impairment of our goodwill under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets". The annual impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our Company, as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for the Company to the book value of our consolidated net assets. If the book value of our consolidated net assets is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit's goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. We believe our estimation methods are reasonable and reflect common valuation practices.

         On a quarterly basis, we perform a review of our business to determine if events or changes in circumstances have occurred which could have a material adverse effect on the fair value of the Company and its goodwill. If such events or changes in circumstances were deemed to have occurred, we would perform an impairment test of goodwill as of the end of the quarter, consistent with the annual impairment test performed at the end of our fiscal year on December 31st, and record any noted impairment loss.

Results of Operations

         Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

         Net income for the year ended December 31, 2004 increased to $499 million from $437 million for the prior year period. This increase in earnings was primarily attributable to revenue growth and efficiencies generated from our Six Sigma and standardization initiatives, partially offset by investments in our operations. For the year ended December 31, 2004, the increase in earnings was partially offset by the impact of $13.2 million in pre-tax charges recorded in the second quarter of 2004. Included in the second quarter charges was $10.3 million related to the acceleration of certain pension obligations in connection with the CEO succession process with the remaining $2.9 million representing the write-off of deferred financing costs associated with a refinancing. These charges served to reduce reported net income for the year ended December 31, 2004 by $7.9 million and reduced basic and diluted earnings per common share by $0.08.

         Net Revenues

         Net revenues for the year ended December 31, 2004 grew by 8.2% over the prior year level. Including twelve months of Unilab Corporation's, or Unilab's, results in 2004 (which was acquired on February 28, 2003), versus ten months of Unilab's results in the prior year, contributed 1.5% to consolidated revenue growth. The increase in net revenues was primarily driven by improvements in testing volumes and increases in average revenue per requisition. Pro forma revenue growth was 6.7% for the year ended December 31, 2004, assuming that the Unilab acquisition and the related sale of certain assets in northern California, or the Divestiture, had been completed on January 1, 2003.

         For the year ended December 31, 2004, clinical testing volume, measured by the number of requisitions, increased 5.0% compared to the prior year period. On a pro forma basis, assuming that the Unilab acquisition and the Divestiture had been completed on January 1, 2003, testing volume increased 3.2% for the year ended December 31, 2004.

         Average revenue per requisition improved 2.6% for the year ended December 31, 2004 compared to the prior year period. This improvement is primarily attributable to a continuing shift in test mix to higher value testing, including gene-based testing, and increases in the number of tests ordered per requisition. These factors are expected to continue as the primary drivers of increases in revenue per requisition, although to a lesser extent than the past several years. Gene-based testing revenues approximated $600 million for 2004, and grew over 10% compared to the prior year. The inclusion of Unilab's results subsequent to February 28, 2003 served to reduce average revenue per requisition by 0.4% for the year ended December 31, 2004, reflecting Unilab's lower revenue per requisition.

         Drugs of abuse testing, which is among our lowest priced services and accounts for approximately 6% of our volume and 3% of our consolidated net revenues, grew for the first year after several years of decline. However, growth in this business remained below that for our consolidated business.

         Our businesses other than clinical laboratory testing, which represent approximately 4% of our consolidated net revenues, grew approximately 20% during the year ended December 31, 2004 compared to the prior year period, and contributed about one-half of a percent to reported net revenue growth.

         Operating Costs and Expenses

         Total operating costs and expenses for the year ended December 31, 2004 increased $294 million from the prior year period primarily due to increases in our clinical testing volume. The increased costs were primarily in the areas of employee compensation and benefits and testing supplies. While our cost structure has been favorably impacted by efficiencies generated from our Six Sigma and standardization initiatives, we continue to make investments in sales, service, science, and information technology to further differentiate our company. These investments include:

         o Expansion of our sales force, particularly in high-growth specialty testing areas, and improved sales training and sales tools;

         o Continuously improving service levels and their consistency using Six Sigma;

         o Making specimen collection more convenient for patients by adding phlebotomists and expanding hours of operation in our patient service centers;

         o Continuing to strengthen our medical and scientific capabilities by adding leading experts in various disease states and emerging diagnostic areas; and

         o Enhancing our information technology infrastructure and development capabilities supporting our products which enable healthcare providers to order and receive laboratory test results, order prescriptions electronically, and create, collect, manage and exchange healthcare information.

         Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 58.3% of net revenues for the year ended December 31, 2004, decreasing from 58.4% of net revenues in the prior year period. This improvement was primarily the result of the increase in average revenue per requisition and efficiency gains resulting from our Six Sigma and standardization initiatives. This improvement was partially offset by initial installation costs associated with deploying our Internet-based orders and results systems in physicians' offices and an increase in the number of phlebotomists in our patient service centers to support an increasing percentage of our volume generated from these sites. At December 31, 2004, approximately 40% of our orders and 60% of our test results were being transmitted via the Internet. The increase in the number of orders and test results reported via our Internet-based systems is improving the initial collection of billing information which is reducing the cost of billing and bad debt expense, both of which are components of selling, general and administrative expenses. Additionally, we believe that the number of physicians who no longer draw blood in their offices continues to increase, which is resulting in an increase in the number of blood draws in our patient service centers and by our phlebotomists placed in physicians' offices. This shift has increased our operating costs associated with our blood draws, but is reducing costs in accessioning and other parts of our operations due to improved billing information, and a reduction in the number of inadequate patient samples because our phlebotomists are specifically trained in these areas.

         Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, was 23.9% of net revenues during the year ended December 31, 2004, decreasing from 24.6% in the prior year period. This improvement was primarily due to efficiencies from our Six Sigma and standardization initiatives and the improvement in average revenue per requisition. Partially offsetting these improvements are additional costs for expanding our sales force and enhancing their training. During 2004, bad debt expense improved to 4.4% of net revenues, compared to 4.8% in the prior year period. This decrease primarily relates to the improved collection of diagnosis, patient and insurance information necessary to more effectively bill for services performed. We believe that our Six Sigma and standardization initiatives and the increased use of electronic ordering by our customers will provide additional opportunities to further improve our overall collection experience and cost structure.

         Other operating expense (income), net represents miscellaneous income and expense items related to operating activities, including gains and losses associated with the disposal of operating assets. For the year ended December 31, 2004, other operating expense (income), net includes a $10.3 million second quarter charge associated with the acceleration of certain pension obligations in connection with the CEO succession process. For the year ended December 31, 2003, other operating expense (income), net includes $3.3 million of gains on the sale of certain operating assets, partially offset by a $1.1 million charge associated with the integration of Unilab.

         Operating Income

         Operating income for the year ended December 31, 2004 improved to $891 million, or 17.4% of net revenues, from $796 million, or 16.8% of net revenues, in the prior year period. The increase in operating income for the year ended December 31, 2004 was principally driven by revenue growth and efficiencies generated from our Six Sigma and standardization initiatives, which have reduced both the cost of services and selling, general and administrative expenses as a percentage of net revenues. Partially offsetting these improvements were investments in our operations and a charge in the second quarter of 2004 of $10.3 million associated with the CEO succession process. This charge reduced operating income, as a percentage of net revenues, by 0.2% for the year ended December 31, 2004.

         Other Income (Expense)

         Interest expense, net for the year ended December 31, 2004 decreased from the prior year period primarily due to a reduction in borrowing costs associated with our 2004 refinancing. In addition, interest expense, net for 2004 included a $2.9 million second quarter charge representing the write-off of deferred financing costs associated with the refinancing of our bank debt and credit facility. Our 2004 debt refinancing, which was done to take advantage of the improved lending environment and our improved credit profile, is discussed further in Note 10 to the Consolidated Financial Statements.

         Other income, net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets.

         Year Ended December 31, 2003 Compared with Year Ended December 31, 2002

         Net income for the year ended December 31, 2003 increased to $437 million from $322 million for the prior year period. This increase in earnings was primarily attributable to revenue growth and improved efficiencies generated from our Six Sigma and standardization initiatives.

         Net Revenues

         Net revenues for the year ended December 31, 2003 grew by 15.3% over the prior year level and included the results of Unilab, which was acquired on February 28, 2003, for ten months. Net revenues for 2003 also included twelve months of results for American Medical Laboratories, Incorporated, or AML, which was acquired on April 1, 2002. Pro forma revenue growth was 4.3% for the year ended December 31, 2003, assuming that the Unilab and AML acquisitions and the related Divestiture had been completed on January 1, 2002.

         For the year ended December 31, 2003, clinical testing volume, measured by the number of requisitions, increased 11.3% compared to 2002. On a pro forma basis, assuming that the Unilab and AML acquisitions and the Divestiture had been completed on January 1, 2002, testing volume declined 1.2%. The combined effect of the severe winter storms and the New Jersey physicians' strike during the first quarter of 2003, and Hurricane Isabel and the blackout in the third quarter of 2003 reduced testing volume by approximately 0.5% for the year ended December 31, 2003. In addition, our drugs-of-abuse testing business, which is most directly impacted by economic conditions and accounts for approximately 3% of our net revenues and 6% of our testing volume, declined during 2003, reducing company-wide testing volume growth by approximately 0.5%. Both reported and pro forma testing volume were impacted by general economic conditions, which increased the number of uninsured and unemployed and, we believe, reduced utilization of healthcare services in 2003.

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

         Operating Costs and Expenses

         Total operating costs and expenses for 2003 increased $426 million from 2002 primarily due to increases in our clinical testing volume (largely as a result of the Unilab acquisition), employee compensation and benefits, testing supply costs and depreciation expense. While our cost structure was favorably impacted by the improved efficiencies generated from our Six Sigma and standardization initiatives, we continued to make investments to enhance our infrastructure to pursue our overall business strategy. These investments included:

         o Skills training for all employees, which together with our competitive pay and benefits, helps to increase employee satisfaction and performance, which we believe will result in better service to our customers;

         o Our information technology strategy, which is designed to improve our efficiency and provide better service to our customers; and

         o    Our strategic growth opportunities.

         Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 58.4% of net revenues for 2003, compared to 59.2% in the prior year. This improvement was primarily the result of efficiency gains resulting from our Six Sigma and standardization initiatives and the increase in average revenue per requisition. This improvement was partially offset by initial installation costs of deploying our Internet-based orders and results systems in physicians' offices and our patient service centers. The increase in the number of orders and test results reported via our Internet-based systems is improving the initial collection of billing information which is reducing the cost of billing and bad debt expense, both of which are components of selling, general and administrative expenses. At December 31, 2003, approximately 25% of our orders and approximately 35% of our test results were being transmitted via the Internet. Additionally, due to an increase in the number of physicians who no longer draw blood in their office, the number of blood draws in our patient service centers or by our phlebotomists placed in physicians' offices increased in 2003. This shift increased our operating costs associated with our blood draws, but reduced costs in accessioning and other parts of our operations due to improved billing information and a reduction in the number of inadequate patient samples because our phlebotomists are specifically trained in these areas.

         Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, decreased during 2003, as a percentage of net revenues, to 24.6% from 26.2% in the prior year. This improvement was primarily due to efficiencies from our Six Sigma and standardization initiatives and the improvement in average revenue per requisition. During 2003, bad debt expense improved to 4.8% of net revenues, compared to 5.3% in 2002. The reduction in bad debt expense as a percentage of net revenues occurred despite the addition of Unilab, which has higher levels of bad debt than the rest of Quest Diagnostics. This improvement primarily related to the collection of diagnosis, patient and insurance information necessary to more effectively bill for services performed. We believe that our Six Sigma and standardization initiatives and the increased use of electronic ordering by our customers will provide additional opportunities to further improve our overall collection experience and cost structure.

         Other operating expense (income), net represents miscellaneous income and expense items related to operating activities, and includes gains and losses associated with the disposal of operating assets.

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

         Other income, net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets.

Impact of Contingent Convertible Debentures on Diluted Earnings per Common Share

         Due to a required change in accounting effective December 31, 2004, we included the dilutive effect of our 1 3/4% contingent convertible debentures, or the Debentures, in our dilutive earnings per common share calculations using the if-converted method, regardless of whether or not the holders of these securities were permitted to exercise their conversion rights, and retroactively restated previously reported diluted earnings per common share. References to previously reported diluted weighted average common shares outstanding, including diluted earnings per common share calculations and related disclosures, have been restated to give effect to the required change in accounting for all periods presented. This change reduced diluted earnings per common share by approximately 2% for each of the years ended December 31, 2004, 2003 and 2002. See Note 10 to the Consolidated Financial Statements for a further discussion of the Debentures.

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

         At both December 31, 2004 and 2003, the fair value of our debt was estimated at $1.2 billion, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2004 and 2003, the estimated fair value exceeded the carrying value of the debt by approximately $84 million and $86 million, respectively. An assumed 10% increase in interest rates (representing approximately 45 and 50 basis points at December 31, 2004 and 2003, respectively) would potentially reduce the estimated fair value of our debt by approximately $17 million at both December 31, 2004 and 2003.

         The Debentures, which were satisfied in January 2005 as more fully discussed in Note 10 to the Consolidated Financial Statements, have a contingent interest component that will require us to pay contingent interest based on certain thresholds, as outlined in the indenture governing the Debentures. The thresholds were not met for, and as of, the year ended December 31, 2004. The contingent interest component, which is more fully described in Note 10 to the Consolidated Financial Statements, is considered to be a derivative instrument subject to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. As such, the derivative was recorded at its fair value in the consolidated balance sheets and was not material at December 31, 2004 and 2003.

         Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility and our term loan due December 2008 are subject to variable interest rates. Interest on the secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Interest rates on our senior unsecured revolving credit facility and term loan due December 2008 are subject to a pricing schedule that can fluctuate based on changes in our credit rating. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit rating. As of December 31, 2004, our borrowing rates for our LIBOR-based loans ranged from LIBOR plus 0.55% to LIBOR plus 0.625%. At December 31, 2004, there was
$130 million of borrowings outstanding under our $300 million secured receivables credit facility, $100 million of borrowings outstanding under our $500 million senior unsecured revolving credit facility and $75 million outstanding under our term loan due December 2008. Based on our net exposure to interest rate changes, an assumed 10% change in interest rates on our variable rate indebtedness (representing approximately 26 basis points) would impact annual net interest expense by approximately $0.8 million, assuming no changes to the debt outstanding at December 31, 2004. See Note 10 to the Consolidated Financial Statements for details regarding the 2004 debt refinancings and our debt outstanding.

Liquidity and Capital Resources

         Cash and Cash Equivalents

         Cash and cash equivalents at December 31, 2004 totaled $73 million, compared to $155 million at December 31, 2003. Cash flows from operating activities in 2004 were $799 million, which together with cash on-hand were used to fund investing and financing activities, which required cash of $174 million and $707 million, respectively. Cash and cash equivalents at December 31, 2003 totaled $155 million, compared to $97 million at December 31, 2002. Cash flows from operating activities in 2003 provided cash of $663 million, which were used to fund investing and financing activities, which required cash of $417 million and $188 million, respectively.

         Cash Flows from Operating Activities

         Net cash provided by operating activities for 2004 was $799 million compared to $663 million in the prior year period. This increase was primarily due to improved operating performance and increased tax benefits associated with stock-based compensation plans, partially offset by an increase in accounts receivable associated with growth in net revenues. Days sales outstanding, a measure of billing and collection efficiency, improved to 47 days at December 31, 2004 from 48 days at December 31, 2003.

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

         Cash Flows from Investing Activities

         Net cash used in investing activities in 2004 was $174 million, consisting primarily of capital expenditures of $176 million.

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

         Cash Flows from Financing Activities

         Net cash used in financing activities in 2004 was $707 million, consisting primarily of purchases of treasury stock totaling $735 million and dividend payments totaling $61 million, partially offset by $109 million received from the exercise of stock options. In addition, we repaid the remaining $305 million of principal outstanding under our term loan due June 2007 with $100 million of borrowings under our senior unsecured revolving credit facility, $130 million of borrowings under our secured receivables credit facility and $75 million of borrowings under our term loan due December 2008. The $735 million in treasury stock purchases represents 8.3 million shares of our common stock purchased at an average price of $88.21 per share.

         Net cash used in financing activities in 2003 was $188 million, consisting primarily of debt repayments totaling $392 million and purchases of treasury stock totaling $258 million, partially offset by $450 million of borrowings under our term loan due June 2007. Borrowings under our term loan due June 2007 were used to finance the cash portion of the purchase price and related transaction costs associated with the acquisition of Unilab, and to repay $220 million of debt, representing substantially all of Unilab's then existing outstanding debt, and related accrued interest. Of the $220 million, $124 million represented payments related to our cash tender offer, which was completed on March 7, 2003, for all of the outstanding $101 million principal amount of Unilab's 12 3/4% Senior Subordinated Notes due 2009 and $23 million of related tender premium and associated tender offer costs. The remaining debt repayments in 2003 consisted primarily of $145 million of repayments under our term loan due June 2007 and $24 million of capital lease repayments. The $258 million in treasury stock purchases represents 4.0 million shares of our common stock purchased at an average price of $64.54 per share.

         Dividend Policy

         On October 21, 2003, our Board of Directors declared our first payment of a quarterly cash dividend of $0.15 per common share, which was paid on January 23, 2004. We have paid a dividend of $0.15 per common share each quarter since the first quarterly payment. On January 27, 2005, our Board of Directors declared a quarterly cash dividend of $0.18 per common share, payable on April 20, 2005, to shareholders of record on April 6, 2005. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

         Share Repurchase Plan

         In 2003, our Board of Directors authorized a share repurchase program, which permitted us to purchase up to $600 million of our common stock. In July 2004, our Board of Directors authorized us to purchase up to an additional $300 million of our common stock. Under a separate authorization from our Board of Directors, in December 2004 we repurchased 2.7 million shares of our common stock for approximately $254 million from GlaxoSmithKline plc. For the year ended December 31, 2004, we repurchased approximately 8.3 million shares of our common stock at an average price of $88.21 per share for $735 million. Through December 31, 2004, we have repurchased approximately 12.3 million shares of our common stock at an average price of $80.54 for $992 million under our share repurchase program. At December 31, 2004, the total available for repurchases under the remaining authorizations was $162 million. In January 2005, our Board of Directors expanded the share repurchase authorization by an additional $350 million, bringing the total amount authorized and the total available for repurchases to $512 million as of January 27, 2005.

         Contingent Convertible Debentures

         In December 2004, we called for redemption all of our outstanding Debentures. Under the terms of the Debentures, the holders of the Debentures had an option to submit their Debentures for redemption at par plus accrued and unpaid interest or convert their Debentures into shares of our common stock at a conversion price of $87.50 per share. Through December 31, 2004, $3.2 million of principal of the Debentures were converted into less than 0.1 million shares of our common stock. The outstanding principal of the Debentures at December 31, 2004 is classified as a current liability within short-term borrowings and current portion of long-term debt on the Company's consolidated balance sheet. As of January 18, 2005, the redemption was completed and approximately
$0.4 million of principal was redeemed for cash and $249.6 million of principal was converted into approximately 2.9 million shares of our common stock.

         Contractual Obligations and Commitments

         The following table summarizes certain of our contractual obligations as of December 31, 2004. See Notes 10 and 14 to the Consolidated Financial Statements for further details.

                                                                     Payments due by period
                                                                         (in thousands)
                                             ---------------------------------------------------------------------
                                                           Less than 1
        Contractual Obligations                Total          year        1-3 years    4 -5 years    After 5 years
        -----------------------                -----          ----        ---------    ----------    -------------
Long-term debt........................       $  723,812     $      -      $304,531      $145,000        $274,281
Capital lease obligations.............              429          220           209             -               -
Operating leases......................          523,275      128,854       172,896        98,961         122,564
Purchase obligations..................           42,339       34,600         7,492           145             102
                                             ----------     --------      --------      --------        --------
  Total contractual obligations.......       $1,289,855     $163,674      $485,128      $244,106        $396,947
                                             ==========     ========      ========      ========        ========

         See Note 10 to the Consolidated Financial Statements for a full description of the terms of our indebtedness and related debt service requirements. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases, noncancelable commitments to purchase products or services, and reserves with respect to insurance and other legal matters is contained in Note 14 to the Consolidated Financial Statements.

         In December 2003, we entered into two lines of credit with two financial institutions totaling $68 million for the issuance of letters of credit, which were renewed in December 2004 and mature in December 2005. At renewal, one of the lines of credit was increased by $7 million, resulting in letter of credit lines totaling $75 million. Standby letters of credit are obtained, principally in support of our risk management program, to ensure our performance or payment to third parties and amounted to $55 million at December 31, 2004, all of which was issued against the $75 million letter of credit lines. The letters of credit, which are renewed annually, primarily represent collateral for automobile liability and workers' compensation loss payments.

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

         Unconsolidated Joint Ventures

         We have investments in unconsolidated joint ventures in Phoenix, Arizona; Indianapolis, Indiana; and Dayton, Ohio, which are accounted for under the equity method of accounting. We believe that our transactions with our joint ventures are conducted at arm's length, reflecting current market conditions and pricing. Total net revenues of our unconsolidated joint ventures equal less than 6% of our consolidated net revenues. Total assets associated with our unconsolidated joint ventures are less than 3% of our consolidated total assets. We have no material unconditional obligations or guarantees to, or in support of, our unconsolidated joint ventures and their operations.

         Requirements and Capital Resources

         We estimate that we will invest approximately $210 million to $230 million during 2005 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades.

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

Outlook

         As discussed in the Overview, we believe that the underlying fundamentals of the diagnostic testing industry will continue to improve and that over the long term the industry will continue to grow. As the leading provider of diagnostic testing, information and services with the most extensive network of laboratories and patient service centers throughout the United States, we believe we are well positioned to benefit from the growth expected in our industry.

         We believe our focus on Six Sigma quality and the investments we are continuing to make in sales, service, science, and information technology will further differentiate us and strengthen our industry leadership position. In addition, we plan to pursue selective acquisitions of regional and local laboratory testing providers. We also expect to pursue opportunities to expand into other areas of diagnostics and other markets outside the United States.

         Our strong cash generation, balance sheet and credit profile position us well to take advantage of growth opportunities.

Inflation

         We believe that inflation generally does not have a material adverse effect on our results of operations or financial condition because the majority of our contracts are short term.

Impact of New Accounting Standards

         In January 2003, the Financial Accounting Standards Board, or FASB, issued Interpretation No. 46, "Consolidation of Variable Interest Entities", as revised in December 2003. In March 2004, the Emerging Issues Task Force, or EITF, reached a final consensus on Issue 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share". In September 2004, the EITF reached a final consensus on Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share". In December 2004, the FASB issued SFAS No. 123, revised 2004, "Share-Based Payment". The impact of these accounting standards is discussed in Note 2 to the Consolidated Financial Statements.

        REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         The management of Quest Diagnostics Incorporated (the "Company"), including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that:

         o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

         o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

         o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

         Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. Management based this assessment on criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included an evaluation of the design of the Company's internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting.

         Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2004 is effective.

         Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages F-1 and F-2, which expresses unqualified opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Quest Diagnostics Incorporated

          We have completed an integrated audit of Quest Diagnostics Incorporated's 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

          Consolidated financial statements and financial statement schedule

          In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Quest Diagnostics Incorporated and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          Internal control over financial reporting

          Also, in our opinion, management's assessment, included in Report of Management On Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

          A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.


/s/ PricewaterhouseCoopers LLP
----------------------------------------
    PricewaterhouseCoopers LLP
    Florham Park, New Jersey
    March 10, 2005

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2004 AND 2003
                      (in thousands, except per share data)

                                                                                    2004         2003
                                                                                 ----------   ----------
Assets
Current assets:
Cash and cash equivalents ....................................................   $   73,302   $  154,958
Accounts receivable, net of allowance for doubtful accounts of $202,857 and
   $211,739 at December 31, 2004 and 2003, respectively ......................      649,281      609,187
Inventories ..................................................................       75,327       72,484
Deferred income taxes ........................................................       83,030      108,975
Prepaid expenses and other current assets ....................................       50,140       50,182
                                                                                 ----------   ----------
   Total current assets ......................................................      931,080      995,786
Property, plant and equipment, net ...........................................      619,485      607,305
Goodwill, net ................................................................    2,506,950    2,518,875
Intangible assets, net .......................................................       11,462       16,978
Deferred income taxes ........................................................       29,374       49,635
Other assets .................................................................      105,437      112,839
                                                                                 ----------   ----------
Total assets .................................................................   $4,203,788   $4,301,418
                                                                                 ==========   ==========

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses ........................................   $  668,987   $  649,850
Short-term borrowings and current portion of long-term debt ..................      374,801       73,950
                                                                                 ----------   ----------
   Total current liabilities .................................................    1,043,788      723,800
Long-term debt ...............................................................      724,021    1,028,707
Other liabilities ............................................................      147,328      154,217
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.01 per share; 300,000 shares authorized; 106,784
   and 106,804 shares issued at December 31, 2004 and 2003, respectively .....        1,068        1,068
Additional paid-in capital ...................................................    2,195,346    2,267,014
Retained earnings ............................................................      818,734      380,559
Unearned compensation ........................................................          (11)      (2,346)
Accumulated other comprehensive income .......................................        3,866        5,947
Treasury stock, at cost; 8,674 and 3,990 shares at December 31, 2004 and 2003,
   respectively ..............................................................     (730,352)    (257,548)
                                                                                 ----------   ----------
   Total stockholders' equity ................................................    2,288,651    2,394,694
                                                                                 ----------   ----------
Total liabilities and stockholders' equity ...................................   $4,203,788   $4,301,418
                                                                                 ==========   ==========

The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                      (in thousands, except per share data)

                                                      2004         2003         2002
                                                   ----------   ----------   ----------
Net revenues ...................................   $5,126,601   $4,737,958   $4,108,051

Operating costs and expenses:
Cost of services ...............................    2,990,712    2,768,623    2,432,388
Selling, general and administrative ............    1,227,746    1,165,700    1,074,841
Amortization of intangible assets ..............        6,703        8,201        8,373
Other operating expense (income), net ..........       10,223       (1,020)         307
                                                   ----------   ----------   ----------
   Total operating costs and expenses ..........    4,235,384    3,941,504    3,515,909
                                                   ----------   ----------   ----------

Operating income ...............................      891,217      796,454      592,142

Other income (expense):
Interest expense, net ..........................      (57,949)     (59,789)     (53,673)
Minority share of income .......................      (19,353)     (17,630)     (14,874)
Equity earnings in unconsolidated joint ventures       21,049       17,439       16,714
Other income, net ..............................          162        1,324        2,068
                                                   ----------   ----------   ----------
   Total non-operating expenses, net ...........      (56,091)     (58,656)     (49,765)
                                                   ----------   ----------   ----------

Income before taxes ............................      835,126      737,798      542,377
Income tax expense .............................      335,931      301,081      220,223
                                                   ----------   ----------   ----------
Net income .....................................   $  499,195   $  436,717   $  322,154
                                                   ==========   ==========   ==========

Earnings per common share:
Basic ..........................................   $     4.90   $     4.22   $     3.34
Diluted ........................................   $     4.69   $     4.04   $     3.17

Weighted average common shares outstanding:
Basic ..........................................      101,960      103,416       96,467
Diluted ........................................      107,072      108,789      102,647

Dividends per common share .....................   $     0.60   $     0.15   $       --

The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (in thousands)

                                                              2004        2003        2002
                                                           ---------   ---------   ---------
Cash flows from operating activities:
Net income .............................................   $ 499,195   $ 436,717   $ 322,154
Adjustments to reconcile net income to net cash provided
   by operating activities:
Depreciation and amortization ..........................     168,726     153,903     131,391
Provision for doubtful accounts ........................     226,310     228,222     217,360
Deferred income tax provision ..........................      52,451      33,853      90,401
Minority share of income ...............................      19,353      17,630      14,874
Stock compensation expense .............................       1,384       5,297       9,028
Tax benefits associated with stock-based compensation
   plans ...............................................      71,276      30,496      44,507
Other, net .............................................       4,739      (1,583)       (813)
Changes in operating assets and liabilities:
   Accounts receivable .................................    (266,404)   (254,865)   (168,185)
   Accounts payable and accrued expenses ...............      22,336      (6,795)    (12,658)
   Integration, settlement and other special charges ...     (18,274)    (18,942)    (29,668)
   Income taxes payable ................................       1,163      26,493      (3,912)
   Other assets and liabilities, net ...................      16,525      12,373     (18,108)
                                                           ---------   ---------   ---------
Net cash provided by operating activities ..............     798,780     662,799     596,371
                                                           ---------   ---------   ---------

Cash flows from investing activities:
Business acquisitions, net of cash acquired ............          --    (237,610)   (333,512)
Capital expenditures ...................................    (176,125)   (174,641)   (155,196)
Increase in investments and other assets ...............      (5,151)    (13,842)     (9,728)
Proceeds from disposition of assets ....................       7,576       9,043      10,564
Collection of note receivable ..........................          --          --      10,660
                                                           ---------   ---------   ---------
Net cash used in investing activities ..................    (173,700)   (417,050)   (477,212)
                                                           ---------   ---------   ---------

Cash flows from financing activities:
Proceeds from borrowings ...............................     304,921     450,000     475,237
Repayments of debt .....................................    (306,018)   (391,718)   (634,278)
Purchases of treasury stock ............................    (734,577)   (257,548)         --
Exercise of stock options ..............................     109,116      29,887      27,034
Dividends paid .........................................     (61,387)         --          --
Distributions to minority partners .....................     (16,677)    (14,253)    (12,192)
Financing costs paid ...................................      (2,114)     (4,227)       (129)
Other ..................................................          --         291        (386)
                                                           ---------   ---------   ---------
Net cash used in financing activities ..................    (706,736)   (187,568)   (144,714)
                                                           ---------   ---------   ---------
Net change in cash and cash equivalents ................     (81,656)     58,181     (25,555)
Cash and cash equivalents, beginning of year ...........     154,958      96,777     122,332
                                                           ---------   ---------   ---------
Cash and cash equivalents, end of year .................   $  73,302   $ 154,958   $  96,777
                                                           =========   =========   =========

The accompanying notes are an integral part of these statements.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (in thousands)

                                                                                       Accumulated
                                                                                          Other
                                                                 Retained                Compre-
                               Shares of           Additional    Earnings    Unearned    hensive               Compre-
                             Common Stock  Common    Paid-In   (Accumulated   Compen-     Income    Treasury    hensive
                              Outstanding  Stock     Capital     Deficit)     sation      (Loss)      Stock     Income
                             ------------  ------  ----------  ------------  --------  -----------  ---------  --------
Balance, December 31,
   2001....................      96,024    $  960  $1,714,676   $(362,926)   $(13,253)   $(3,470)   $      --
Net income.................                                       322,154                                      $322,154
Other comprehensive loss...                                                               (2,054)                (2,054)
                                                                                                               --------
Comprehensive income.......                                                                                    $320,100
                                                                                                               ========
Issuance of common stock
   under benefit plans.....         418         4      31,310
Exercise of stock options..       1,521        16      27,018
Tax benefits associated
   with stock-based
   compensation plans......                            44,507
Amortization of unearned
   compensation............                                                     9,921
                                -------    ------  ----------   ---------    --------    -------    ---------
Balance, December 31,
   2002....................      97,963       980   1,817,511     (40,772)     (3,332)    (5,524)          --
Net income.................                                       436,717                                      $436,717
Other comprehensive
   income...................                                                              11,471                 11,471
                                                                                                               --------
Comprehensive income.......                                                                                    $448,188
                                                                                                               ========
Dividend declared..........                                       (15,386)
Shares issued to acquire
   Unilab..................       7,055        71     372,393
Fair value of Unilab
   converted options.......                             8,452
Issuance of common stock
   under benefit plans.....         400         4      18,081                  (4,313)
Exercise of stock
   options.................       1,567        15      29,872
Shares to cover employee
   payroll tax withholdings
   on stock issued under
   benefit plans...........        (181)       (2)     (9,791)
Tax benefits associated
   with stock-based
   compensation plans......                            30,496
Amortization of unearned
   compensation............                                                     5,299
Purchases of treasury
   stock ..................      (3,990)                                                             (257,548)
                                -------    ------  ----------   ---------    --------    -------    ---------
Balance, December 31,
  2003.....................     102,814     1,068   2,267,014     380,559      (2,346)     5,947     (257,548)
Net income.................                                       499,195                                      $499,195
Other comprehensive loss...                                                               (2,081)                (2,081)
                                                                                                               --------
Comprehensive income.......                                                                                    $497,114
                                                                                                               ========
Dividend declared..........                                       (61,020)
Issuance of common stock
   under benefit plans.....         202         1       1,314                     951                  12,623
Exercise of stock
   options.................       3,474              (136,932)                                        246,048
Shares to cover employee
   payroll tax withholdings
   on stock issued under
   benefit plans...........         (90)       (1)     (7,548)
Tax benefits associated
   with stock-based
   compensation plans......                            71,276
Conversion of contingent
   convertible debentures..          37                   222                                           3,102
Amortization of unearned
   compensation............                                                     1,384
Purchases of treasury
   stock ..................      (8,327)                                                             (734,577)
                                -------    ------  ----------   ---------    --------    -------    ---------
Balance, December 31,
   2004....................      98,110    $1,068  $2,195,346   $ 818,734    $    (11)   $ 3,866    $(730,352)
                                =======    ======  ==========   =========    ========    =======    =========

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

          As the nation's leading provider of diagnostic testing and services for the healthcare industry, Quest Diagnostics offers a broad range of clinical laboratory testing services to patients, physicians, hospitals, healthcare insurers, employers, governmental institutions and other commercial clinical laboratories. Quest Diagnostics is the leading provider of esoteric testing, including gene-based testing, and testing for drugs of abuse. The Company is also a leading provider of anatomic pathology services and testing to support clinical trials of new pharmaceuticals worldwide. Through the Company's national network of laboratories and patient service centers, and its esoteric testing laboratory and development facilities, Quest Diagnostics offers comprehensive and innovative diagnostic testing, information and services used by physicians and other healthcare professionals to make decisions to improve health.

          During 2004, Quest Diagnostics processed over 137 million requisitions through its extensive network of laboratories and patient service centers in virtually every major metropolitan area throughout the United States.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation

          The consolidated financial statements include the accounts of all entities controlled by the Company through its direct or indirect ownership of a majority voting interest. While the Company does not have any relationships with variable interest entities, as defined in Financial Accounting Standards Board ("FASB") Interpretation No. 46 "Consolidation of Variable Interest Entities", as revised ("FIN 46"), the existence of any such entity would require consolidation if the Company were subject to a majority of the risk of loss from the variable interest entity's activities, or entitled to receive a majority of the entity's residual returns or both. Investments in entities which the Company does not control, but in which it has a substantial ownership interest (generally between 20% and 49%) and can exercise significant influence, are accounted for using the equity method of accounting. The Company's share of equity earnings from investments in affiliates, accounted for under the equity method, totaled $21.0 million, $17.4 million and $16.7 million, respectively, for 2004, 2003 and 2002. All significant intercompany accounts and transactions are eliminated in consolidation.

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

          Revenue Recognition

          The Company primarily recognizes revenue for services rendered upon completion of the testing process. Billings for services reimbursed by third-party payers, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers. Adjustments to the estimated receipts, based on final settlement with the third-party payers, are recorded upon settlement. In 2004, 2003 and 2002, approximately 17%, 17% and 15%, respectively, of net revenues were generated by Medicare and Medicaid programs. Under capitated arrangements with healthcare insurers, the Company recognizes revenue based on a predetermined monthly reimbursement rate for each member of an insurer's health plan regardless of the number or cost of services provided by the Company.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

          Taxes on Income

          The Company uses the asset and liability approach to account for income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of differences between the carrying amounts of assets and liabilities and their respective tax bases using tax rates in effect for the year in which the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period when the change is enacted.

          Earnings Per Share

          Basic earnings per common share is calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per common share is calculated by dividing net income, adjusted for the after-tax impact of the interest expense associated with the Company's 1 3/4% contingent convertible debentures due 2021 (the "Debentures"), by the weighted average common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the dilutive effect of the Debentures, and outstanding stock options and restricted common shares granted under the Company's Employee Equity Participation Program.

          In September 2004, the Emerging Issues Task Force ("EITF") reached a final consensus on Issue 04-8, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share", ("Issue 04-8"), effective December 31, 2004. Pursuant to Issue 04-8, the Company included the dilutive effect of its Debentures in its dilutive earnings per common share calculations using the if-converted method, regardless of whether or not the holders of these securities were permitted to exercise their conversion rights, and retroactively restated previously reported diluted earnings per common share. References to previously reported diluted weighted average common shares outstanding and diluted earnings per common share amounts in the accompanying consolidated statements of operations and related disclosures, have been restated to give retroactive effect of the required change in accounting for all periods presented.

          The computation of basic and diluted earnings per common share (using the if-converted method) was as follows (in thousands, except per share data):

                                                              2004       2003       2002
                                                            --------   --------   --------
Net income available to commons stockholders - basic.....   $499,195   $436,717   $322,154
Add: Interest expense associated with the Debentures, net
   of related tax effects................................      3,275      3,303      3,341
                                                            --------   --------   --------
Net income available to common stockholders - diluted....   $502,470   $440,020   $325,495
                                                            ========   ========   ========
Weighted average common shares outstanding - basic.......    101,960    103,416     96,467

Effect of dilutive securities:
Debentures...............................................      2,857      2,857      2,857
Stock options............................................      2,236      2,343      2,879
Restricted common stock..................................         19        173        444
                                                            --------   --------   --------
Weighted average common shares outstanding - diluted.....    107,072    108,789    102,647
                                                            ========   ========   ========
Basic earnings per common share..........................   $   4.90   $   4.22   $   3.34
                                                            ========   ========   ========
Diluted earnings per common share........................   $   4.69   $   4.04   $   3.17
                                                            ========   ========   ========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

          The following securities were not included in the diluted earnings per share calculation due to their antidilutive effect (in thousands):

                                                     2004      2003       2002
                                                    ------    ------    ------
Stock options.................................        302      2,009      2,352

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

          The Company has chosen to adopt the disclosure only provisions of SFAS 148 and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. Under this approach, the cost of restricted stock awards is expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company's Employee Stock Purchase Plan ("ESPP") is disclosed, based on the vesting provisions of the individual grants, but not charged to expense. Stock-based compensation expense recorded in accordance with APB 25, relating to restricted stock awards, was $1.4 million, $5.3 million and $9.0 million in 2004, 2003 and 2002, respectively.

          The Company has several stock ownership and compensation plans, which are described more fully in Note 12. The following table presents net income and basic and diluted earnings per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts granted for stock purchases under the Company's ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148 (in thousands, except per share data):

                                                              2004       2003       2002
                                                            --------   --------   --------
Net income, as reported..................................   $499,195   $436,717   $322,154
Add: Stock-based compensation under APB 25...............      1,384      5,297      9,028
Deduct: Total stock-based compensation expense determined
   under fair value method for all awards, net of related
   tax effects...........................................    (43,710)   (52,351)   (47,393)
                                                             -------   --------   --------
Pro forma net income.....................................   $456,869   $389,663   $283,789
                                                            ========   ========   ========

Earnings per common share:
Basic - as reported......................................   $   4.90   $   4.22   $   3.34
                                                            --------   --------   --------
Basic - pro forma........................................   $   4.47   $   3.77   $   2.94
                                                            --------   --------   --------

Diluted - as reported....................................   $   4.69   $   4.04   $   3.17
                                                            --------   --------   --------
Diluted - pro forma......................................   $   4.27   $   3.65   $   2.83
                                                            --------   --------   --------

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

          The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                        2004   2003   2002
                                        ----   ----   ----
Dividend yield ......................    0.7%   0.0%   0.0%
Risk-free interest rate .............    3.1%   2.8%   4.2%
Expected volatility .................   47.2%  48.1%  45.2%
Expected holding period, in years ...      5      5      5

          The majority of options granted in 2003 were issued prior to the declaration of the Company's quarterly cash dividend in the fourth quarter of 2003 and as such carry a dividend yield of 0%, thereby reducing the weighted average dividend yield for 2003 to 0.0%.

          Foreign Currency

          Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders' equity. Gains and losses from foreign currency transactions are included within "other operating expense (income), net" in the consolidated statements of operations. Transaction gains and losses have not been material.

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

          Accounts Receivable and Allowance for Doubtful Accounts

          Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period of the related revenue. The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectibility of receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

          Inventories

          Inventories, which consist principally of supplies, are valued at the lower of cost (first in, first out method) or market.

          Property, Plant and Equipment

          Property, plant and equipment is recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and expensed as incurred for preliminary project activities and post-implementation activities. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Certain costs, such as maintenance and training, are expensed as incurred. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. Depreciation and amortization are provided on the straight-line method over expected useful asset lives as follows: buildings and improvements, ranging from ten to thirty years; laboratory equipment and furniture and fixtures, ranging from three to seven years; leasehold improvements, the lesser of the useful life of the improvement or the remaining life of the building or lease, as applicable; and computer software developed or obtained for internal use, ranging from three to five years.

          Goodwill

          Goodwill represents the cost of acquired businesses in excess of the fair value of assets acquired, including separately recognized intangible assets, less the fair value of liabilities assumed in a business combination. The Company uses a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles are not amortized, but instead are reviewed for impairment.

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

          Recoverability and Impairment of Goodwill

          Under the nonamortization provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The provisions of SFAS 142 require that a goodwill impairment test be performed annually or in the case of other events that indicate a potential impairment. The annual impairment tests of goodwill were performed at the end of each of the Company's fiscal years on December 31st and indicated that there was no impairment of goodwill as of December 31, 2004 or 2003.

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

          Recoverability and Impairment of Intangible Assets and Other Long-Lived Assets

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

          Investments

          The Company accounts for investments in equity securities, which are included in "other assets" in conformity with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires the use of fair value accounting for trading or available-for-sale securities. Both realized and unrealized gains and losses for trading securities are recorded currently in earnings as a component of non-operating expenses within "other income, net" in the consolidated statements of operations. Unrealized gains and losses for available-for-sale securities are recorded as a component of accumulated other comprehensive income within stockholders' equity. Gains and losses on securities sold are based on the average cost method.

          Investments at December 31, 2004 and 2003 consisted of the following:

                                             2004      2003
                                           -------   -------
Available-for-sale equity securities ...   $21,949   $26,195
Trading equity securities ..............    20,917    19,168
Other investments ......................    13,601    12,598
                                           -------   -------
Total ..................................   $56,467   $57,961
                                           =======   =======

          Investments in available-for-sale equity securities consist primarily of equity securities in public corporations. Investments in trading equity securities represent participant directed investments of deferred employee compensation and related Company matching contributions held in a trust pursuant to the Company's supplemental deferred compensation plan (see Note 12). Other investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of privately held companies.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

          As of December 31, 2004 and 2003, the Company had gross unrealized gains (losses) from available-for-sale equity securities of $(6.2) million and $15.5 million, respectively. For the years ended December 31, 2004, 2003 and 2002, gains (losses) from trading equity securities totaled $1.8 million, $1.9 million and $(1.0) million, respectively, and are included in "other income, net" within the consolidated statements of operations.

          Financial Instruments

          The Company's policy for managing exposure to market risks may include the use of financial instruments, including derivatives. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These policies prohibit holding or issuing derivative financial instruments for trading purposes.

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

          Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturity of these instruments. At both December 31, 2004 and 2003, the fair value of the Company's debt was estimated at $1.2 billion, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2004 and 2003, the estimated fair value exceeded the carrying value of the debt by $84 million and $86 million, respectively.

          The Company's Debentures have a contingent interest component that will require the Company to pay contingent interest based on certain thresholds, as outlined in the indenture governing such notes. The contingent interest component, which is more fully described in Note 10 is considered to be a derivative instrument subject to SFAS 133, as amended. As such, the derivative was recorded at its fair value in the consolidated balance sheets and was not material at both December 31, 2004 and 2003.

          Comprehensive Income

          Comprehensive income encompasses all changes in stockholders' equity (except those arising from transactions with stockholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities and foreign currency translation adjustments.

          Segment Reporting

          The Company currently operates in one reportable business segment. Substantially all of the Company's services are provided within the United States, and substantially all of the Company's assets are located within the United States. No one customer accounted for ten percent or more of net revenues in 2004, 2003, or 2002.

          New Accounting Standards

          In January 2003, the FASB issued FIN 46, which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities, or entitled to receive a majority of the entity's residual returns or both. Historically, entities generally were not consolidated unless the entity was controlled through voting interests. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The adoption of FIN 46 did not have an impact on the Company's consolidated financial statements.

          In March 2004, the EITF reached a final consensus on Issue 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings Per Share", ("Issue 03-6"), effective June 30, 2004. Issue

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

03-6 requires the use of the two-class method to compute earnings per share for companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The contingent interest feature of the Debentures represents a participation right, thereby qualifying the Debentures as a participating security and requiring the use of the two-class method for purposes of calculating earnings per common share when holders of the security are entitled to receive contingent interest. The holders of the Debentures will receive contingent interest, and the Company would be required to utilize the two-class method, if the Debentures trade at a price greater than or equal to 120% of the principal amount of the Debentures (or $1,200 per Debenture) for periods specified under the indenture. For the periods presented, the holders of the Debentures were not entitled to contingent interest and as such, the two-class method has not been utilized to compute earnings per common share.

          In December 2004, the FASB issued SFAS No. 123, revised 2004, "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that companies recognize compensation cost relating to share-based payment transactions based on the fair value of the equity or liability instruments issued. SFAS 123R is effective for interim or annual periods beginning after June 15, 2005. The Company expects to adopt SFAS 123R effective July 1, 2005 using the modified prospective approach. Under this approach, awards that are granted, modified or settled after July 1, 2005 will be measured and accounted for in accordance with SFAS 123R. Unvested awards that were granted prior to July 1, 2005 will continue to be accounted for in accordance with SFAS 123 except that compensation costs will be recognized in the Company's results of operations. The Company has not finalized what, if any, changes may be made to its equity compensation plans in light of the accounting change, and therefore is not yet in a position to quantify its impact. Assuming there are no changes to the Company's equity compensation plans, and an adoption date of July 1, 2005 for the new accounting standard, the Company estimates that the adoption of the new accounting standard will reduce diluted earnings per common share by up to $0.23 and operating income, as a percentage of revenues, by up to approximately 1%. The impact on cash flows from operating activities of adopting the new accounting standard cannot be estimated at this time.

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

          The Company financed the cash portion of the purchase price and related transaction costs, and the repayment of substantially all of Unilab's outstanding debt and related accrued interest, with the proceeds from a new $450 million amortizing term loan due June 2007 and cash on-hand. During 2003, the Company repaid $145 million of principal outstanding under the term loan due June 2007. During 2004, the Company refinanced the remaining $305 million of principal outstanding under the term loan due June 2007 (see Note 10).

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

          As part of the Unilab acquisition, Quest Diagnostics acquired all of Unilab's operations, including its primary testing facilities in Los Angeles, San Jose and Sacramento, California, and approximately 365 patient service centers and 35 rapid response laboratories and approximately 4,100 employees. As the leading commercial clinical laboratory in California, the acquisition of Unilab further solidified the Company's leading position within the clinical laboratory testing industry, and further enhanced its national network and access to its comprehensive range of services for physicians, hospitals, patients and healthcare insurers.

          In connection with the acquisition of Unilab, as part of a settlement agreement with the United States Federal Trade Commission, the Company entered into an agreement to sell to Laboratory Corporation of America Holdings, Inc., ("LabCorp"), certain assets in northern California for $4.5 million, including the assignment of agreements with four independent physician associations ("IPA") and leases for 46 patient service centers (five of which also serve as rapid response laboratories) (the "Divestiture"). Approximately $27 million in annual net revenues were generated by capitated fees under the IPA agreements and associated fee-for-service testing for physicians whose patients use these patient service centers, as well as from specimens received directly from the IPA physicians. The Company completed the transfer of assets and assignment of the IPA agreements to LabCorp and recorded a $1.5 million gain in the third quarter of 2003 in connection with the Divestiture, which is included in "other operating expense (income), net" within the consolidated statements of operations.

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

                                                               Fair Values as of
                                                               February 28, 2003
                                                               -----------------
Current assets..............................................        $193,798
Property, plant and equipment...............................          10,855
Goodwill....................................................         735,853
Other assets................................................          47,777
                                                                    --------
  Total assets acquired.....................................         988,283
                                                                    --------

Current liabilities.........................................          62,002
Long-term liabilities.......................................           7,369
Long-term debt..............................................         221,291
                                                                    --------
  Total liabilities assumed.................................         290,662
                                                                    --------

  Net assets acquired.......................................        $697,621
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

                                                               Fair Values as of
                                                                 April 1, 2002
                                                               -----------------
Current assets .............................................        $ 83,403
Property, plant and equipment ..............................          31,475
Goodwill ...................................................         426,314
Other assets ...............................................           8,211
                                                                    --------
   Total assets acquired....................................         549,403
                                                                    --------

Current portion of long-term debt ..........................          11,834
Other current liabilities ..................................          51,403
Long-term debt .............................................         139,465
Other liabilities ..........................................           4,925
                                                                    --------
   Total liabilities assumed ...............................         207,627
                                                                    --------

   Net assets acquired .....................................        $341,776
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

          Pro Forma Combined Financial Information

          The following unaudited pro forma combined financial information for the years ended December 31, 2003 and 2002 assumes that the Unilab and AML acquisitions and the Divestiture were completed on January 1, 2002 (in thousands, except per share data):

                                                            2003         2002
                                                         ----------   ----------
Net revenues..........................................   $4,803,875   $4,607,242
Net income............................................      444,944      365,448

Basic earnings per common share:
Net income............................................   $     4.26   $     3.53
Weighted average common shares outstanding - basic....      104,552      103,522

Diluted earnings per common share:
Net income............................................   $     4.08   $     3.36
Weighted average common shares outstanding - diluted..      109,936      109,783

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

4.        INTEGRATION OF ACQUIRED BUSINESSES

          In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146, which the Company adopted effective January 1, 2003, requires that a liability for a cost associated with an exit activity, including those related to employee termination benefits and contractual obligations, be recognized when the liability is incurred, and not necessarily the date of an entity's commitment to an exit plan, as under previous accounting guidance. The provisions of SFAS 146 apply to integration costs associated with actions that impact the employees and operations of Quest Diagnostics. Costs associated with actions that impact the employees and operations of an acquired company, such as Unilab, are accounted for as a cost of the acquisition and included in goodwill in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination".

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

          During 2003, the Company recorded $9 million of costs associated with executing the Unilab integration plan. The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Employee groups affected as a result of this plan include those involved in the

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

collection and testing of specimens, as well as administrative and other support functions. Of the $9 million in costs, $7.9 million was recorded in the fourth quarter of 2003 and related to actions that impact the employees and operations of Unilab, was accounted for as a cost of the Unilab acquisition and included in goodwill. Of the $7.9 million, $6.8 million related to employee severance benefits for approximately 150 employees, with the remainder primarily related to contractual obligations. In addition, $1.1 million of integration costs, related to actions that impact Quest Diagnostics' employees and operations and comprised principally of employee severance benefits for approximately 30 employees, were accounted for as a charge to earnings in the third quarter of 2003 and included in "other operating expense (income), net" within the consolidated statements of operations. As of December 31, 2004 and 2003, accruals related to the Unilab integration plan totaled $3.0 million and $6.6 million respectively. The remaining accruals at December 31, 2004, substantially all of which represented severance costs, are expected to be paid in 2005.

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

          In connection with the AML integration plan, the Company recorded $11 million of costs associated with executing the plan. The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Of the total costs indicated above, $9.5 million, related to actions that impact the employees and operations of AML, was accounted for as a cost of the AML acquisition and included in goodwill. Of the $9.5 million, $5.9 million related to employee severance benefits for approximately 200 employees, with the remainder primarily related to contractual obligations associated with leased facilities and equipment. In addition, $1.5 million of integration costs, related to actions that impact Quest Diagnostics' employees and operations and comprised principally of employee severance benefits for approximately 100 employees, were accounted for as a charge to earnings in the third quarter of 2002 and included in "other operating expense (income), net" within the consolidated statements of operations. As of December 31, 2003, accruals related to the AML integration plan totaled $4.1 million. The actions associated with the AML integration plan, including those related to severed employees, were completed in 2003. The remaining accruals associated with the AML integration were not material at December 31, 2004.

          Integration of Clinical Diagnostic Services, Inc.

          During 2001, the Company acquired Clinical Diagnostics Services, Inc. ("CDS"), which operated a diagnostic testing laboratory and more than 50 patient service centers in New York and New Jersey. During the fourth quarter of 2002, the Company finalized its plan related to the integration of CDS into Quest Diagnostics' laboratory network in the New York metropolitan area. Of the $13.3 million of costs recorded in the fourth quarter of 2002 in connection with the execution of the CDS integration plan, all of which were associated with actions impacting the employees and operations of CDS, $3 million related to employee severance benefits for approximately 150 employees with the remainder primarily associated with remaining contractual obligations under facility and equipment leases. The costs outlined above were recorded as a cost of the acquisition and included in goodwill. As of December 31, 2004 and 2003, accruals related to the CDS integration plan totaled $4.0 million and $5.3 million, respectively. The actions associated with the CDS integration plan, including those related to severed employees, were completed in 2003. The remaining accruals at December 31, 2004, substantially all of which represented remaining contractual obligations under facility leases, have terms extending beyond 2005.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

5.        TAXES ON INCOME

          In conjunction with the Spin-Off Distribution, the Company entered into a tax sharing agreement with its former parent and a former subsidiary, that provide the parties with certain rights of indemnification against each other. In conjunction with its acquisition of SmithKline Beecham Clinical Laboratories, Inc. ("SBCL"), which operated the clinical laboratory testing business of SmithKline Beecham plc ("SmithKline Beecham"), the Company entered into a tax indemnification arrangement with SmithKline Beecham that provides the parties with certain rights of indemnification against each other.

          The Company's pretax income (loss) consisted of $826 million, $736 million and $547 million from U.S. operations and approximately $9.1 million, $1.4 million and $(4.5) million from foreign operations for the years ended December 31, 2004, 2003 and 2002, respectively.

          The components of income tax expense for 2004, 2003 and 2002 were as follows:

                                                    2004       2003       2002
                                                  --------   --------   --------
Current:
   Federal.....................................   $233,635   $214,729   $105,799
   State and local.............................     50,527     51,771     23,396
   Foreign.....................................       (682)       728        627

Deferred:
   Federal.....................................     41,316     29,271     73,002
   State and local.............................     11,135      4,582     17,399
                                                  --------   --------   --------
      Total....................................   $335,931   $301,081   $220,223
                                                  ========   ========   ========

          A reconciliation of the federal statutory rate to the Company's effective tax rate for 2004, 2003 and 2002 was as follows:

                                                             2004   2003   2002
                                                             ----   ----   ----
Tax provision at statutory rate...........................   35.0%  35.0%  35.0%
State and local income taxes, net of federal benefit......    4.6    5.0    5.0
Impact of foreign operations..............................    0.1    0.2    0.2
Non-deductible meals and entertainment expense............    0.2    0.3    0.3
Other, net................................................    0.3    0.3    0.1
                                                             ----   ----   ----
   Effective tax rate.....................................   40.2%  40.8%  40.6%
                                                             ====   ====   ====

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2004 and 2003 were as follows:

                                                               2004       2003
                                                             -------   ---------
Current deferred tax asset:
   Accounts receivable reserve............................   $28,020   $  33,797
   Liabilities not currently deductible...................    53,306      65,352
   Accrued settlement reserves............................        --       4,972
   Accrued restructuring and integration costs............     1,704       4,854
                                                             -------   ---------
      Total...............................................   $83,030   $ 108,975
                                                             =======   =========
Non-current deferred tax asset:
   Liabilities not currently deductible...................   $54,497   $  44,978
   Net operating loss carryforwards.......................    14,247      17,914
   Accrued restructuring and integration costs............     1,037       1,613
   Depreciation and amortization..........................   (40,407)    (14,870)
                                                             -------   ---------
      Total...............................................   $29,374   $  49,635
                                                             =======   =========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

          As of December 31, 2004, the Company had estimated net operating loss carryforwards for federal and state income tax purposes of $32 million and $401 million, respectively, which expire at various dates through 2024. As of December 31, 2004 and 2003, deferred tax assets associated with net operating loss carryforwards for federal and state income tax purposes of $30 million and $51 million, respectively, have each been reduced by a valuation allowance of $16 million and $33 million, respectively.

          Income taxes payable at December 31, 2004 and 2003 were $28 million and $29 million, respectively, and consisted primarily of federal income taxes payable of $25 million and $22 million, respectively.

          The American Jobs Creation Act of 2004 (the "Act") was signed into law on October 22, 2004. Management does not believe that the provisions of the Act will have a material effect on the Company's consolidated results of operations or financial position.

6.        SUPPLEMENTAL CASH FLOW AND OTHER DATA

                                                               2004       2003       2002
                                                             --------   --------   --------
Depreciation expense......................................   $162,024   $145,701   $123,018

Interest expense..........................................    (60,154)   (60,630)   (56,347)
Interest income ..........................................      2,205        841      2,674
                                                             --------   --------   --------
Interest, net.............................................    (57,949)   (59,789)   (53,673)

Interest paid.............................................     51,781     59,394     56,102

Income taxes paid.........................................    209,156    211,966     83,710


Businesses acquired:
Fair value of assets acquired.............................   $     --   $989,778   $561,267
Fair value of liabilities assumed.........................         --    291,422    215,810

Non-cash financing activities:
Conversion of contingent convertible debentures...........   $  3,197   $     --   $     --
Fair value of common stock issued to acquire Unilab.......         --    372,464         --
Fair value of converted options issued in conjunction with
   the Unilab acquisition ................................         --      8,452         --

7.        PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment at December 31, 2004 and 2003 consisted of the following:

                                                                 2004        2003
                                                             ----------   ----------
Land......................................................   $   34,301   $   34,909
Buildings and improvements................................      276,661      273,548
Laboratory equipment, furniture and fixtures..............      761,926      670,671
Leasehold improvements....................................      167,656      148,508
Computer software developed or obtained for internal use..      149,292      124,469
Construction-in-progress..................................       43,291       40,083
                                                              ---------   ----------
                                                              1,433,127    1,292,188
Less: accumulated depreciation and amortization...........     (813,642)    (684,883)
                                                             ----------   ----------
   Total..................................................   $  619,485   $  607,305
                                                             ==========   ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

8.        GOODWILL AND INTANGIBLE ASSETS

          Goodwill at December 31, 2004 and 2003 consisted of the following:

                                                           2004         2003
                                                        ----------   ----------
Goodwill.............................................   $2,695,003   $2,706,928
Less: accumulated amortization.......................     (188,053)    (188,053)
                                                        ----------   ----------
   Goodwill, net.....................................   $2,506,950   $2,518,875
                                                        ==========   ==========

          The changes in the gross carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

                                                           2004         2003
                                                        ----------   ----------
Balance as of January 1..............................   $2,706,928   $1,976,903
Goodwill acquired during the year....................           --      730,025
Other................................................      (11,925)          --
                                                        ----------   ----------
Balance as of December 31............................   $2,695,003   $2,706,928
                                                        ==========   ==========

          For the year ended December 31, 2004, the reduction in goodwill was primarily related to an increase in pre-acquisition tax net operating losses and credit carryforwards associated with businesses acquired.

          Intangible assets at December 31, 2004 and 2003 consisted of the following:

                      Weighted             December 31, 2004                  December 31, 2003
                       Average     --------------------------------   --------------------------------
                    Amortization              Accumulated                        Accumulated
                       Period        Cost    Amortization      Net      Cost    Amortization     Net
                    ------------   -------   ------------   -------   -------   ------------   -------
Non-compete
   agreements....      5 years     $44,942     $(42,348)    $ 2,594   $44,942     $(37,947)    $ 6,995
Customer lists...     15 years      42,225      (37,197)      5,028    42,225      (35,568)      6,657
Other............      6 years       6,850       (3,010)      3,840     5,895       (2,569)      3,326
                                   -------     --------     -------   -------     --------     -------
   Total.........     10 years     $94,017     $(82,555)    $11,462   $93,062     $(76,084)    $16,978
                                   =======     ========     =======   =======     ========     =======

          Amortization expense related to intangible assets was $6,703, $8,201 and $8,373 for the years ended December 31, 2004, 2003 and 2002, respectively.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

          The estimated amortization expense related to other intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2004 is as follows:

     Fiscal Year Ending
        December 31,
---------------------------
2005.......................   $ 3,718
2006.......................     2,539
2007.......................     1,149
2008.......................       959
2009.......................       862
Thereafter.................     2,235
                              -------
   Total...................   $11,462
                              =======

9.        ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses at December 31, 2004 and 2003 consisted of the following:

                                                               2004       2003
                                                             --------   --------
Accrued wages and benefits.................................  $265,126   $255,340
Accrued expenses...........................................   242,767    221,783
Trade accounts payable.....................................   128,488    118,731
Income taxes payable.......................................    28,239     29,073
Accrued restructuring and integration costs................     3,949     12,493
Accrued settlement reserves................................       418     12,430
                                                             --------   --------
   Total...................................................  $668,987   $649,850
                                                             ========   ========

10.       DEBT

          Short-term borrowings and current portion of long-term debt at December 31, 2004 and 2003 consisted of the following:

                                                               2004       2003
                                                             --------   -------
Contingent Convertible Debentures called for redemption in
   December 2004..........................................   $244,660   $    --
Borrowings under Secured Receivables Credit Facility......    129,921        --
Current portion of long-term debt.........................        220    73,950
                                                             --------   -------
   Total short-term borrowings and current portion of
      long-term debt......................................   $374,801   $73,950
                                                             ========   =======

          Long-term debt at December 31, 2004 and 2003 consisted of the following:

                                                               2004        2003
                                                             --------   ----------
Borrowings under Credit Facility..........................   $100,000   $       --
Term loan due June 2007...................................         --      304,921
Term loan due December 2008...............................     75,000           --
Senior Notes due July 2006................................    274,531      274,219
Senior Notes due July 2011................................    274,281      274,171
Contingent Convertible Debentures.........................         --      247,760
Other.....................................................        429        1,586
                                                             --------   ----------
   Total..................................................    724,241    1,102,657
Less: current portion.....................................        220       73,950
                                                             --------   ----------
   Total long-term debt...................................   $724,021   $1,028,707
                                                             ========   ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

          2004 Debt Refinancings

          On April 20, 2004, the Company entered into a new $500 million senior unsecured revolving credit facility which replaced a $325 million unsecured revolving credit facility. Under the new $500 million senior unsecured revolving credit facility (the "Credit Facility"), which matures in April 2009, interest is based on certain published rates plus an applicable margin that will vary over an approximate range of 90 basis points based on changes in the Company's public debt rating. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to 180 days. Interest on any outstanding amounts not covered under the LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of December 31, 2004, the Company's borrowing rate for LIBOR-based loans was LIBOR plus 0.625%. The Credit Facility is guaranteed by the Company's wholly owned subsidiaries that operate clinical laboratories in the United States (the "Subsidiary Guarantors"). The Credit Facility contains various covenants, including the maintenance of certain financial ratios, which could impact the Company's ability to, among other things, incur additional indebtedness.

          In addition, on April 20, 2004, the Company entered into a new $300 million receivables securitization facility which replaced a $250 million receivables securitization facility that matured in April 2004. The new $300 million receivables securitization facility (the "Secured Receivables Credit Facility") matures in April 2007. Interest on the Secured Receivables Credit Facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. At December 31, 2004, the Company's borrowing rate under the Secured Receivables Credit Facility was 2.7%. The Secured Receivables Credit Facility is supported by one-year back-up facilities provided by two banks on a committed basis. Borrowings outstanding under the Secured Receivables Credit Facility, if any, are classified as a current liability on the Company's consolidated balance sheet since the lenders fund the borrowings through the issuance of commercial paper which matures at various dates within one year from the date of issuance and the term of the one-year back-up facilities described above.

          In conjunction with the debt refinancings, the Company recorded a $2.9 million charge to earnings in the second quarter of 2004 representing the write-off of deferred financing costs associated with the debt that was refinanced. The $2.9 million charge was included in interest expense, net within the consolidated statements of operations for the year ended December 31, 2004.

          Term Loan due June 2007

          As discussed in Note 3, the Company financed the cash portion of the purchase price and related transaction costs associated with the Unilab acquisition, and the repayment of substantially all of Unilab's outstanding debt and related accrued interest, with the proceeds from a $450 million amortizing term loan facility (the "term loan due June 2007") and cash on-hand. Through December 31, 2003, the Company had repaid $145 million of principal under the term loan due June 2007. On January 12, 2004, the Company repaid an additional $75 million of principal under the term loan due June 2007 with the proceeds from a lower cost term loan due December 2008. On April 30, 2004, the Company repaid the remaining $230 million of principal outstanding under its term loan due June 2007 with $100 million of borrowings under the Credit Facility and $130 million of borrowings under the Secured Receivables Credit Facility.

          Term Loan due December 2008

          On December 19, 2003, the Company entered into a $75 million amortizing term loan facility (the "term loan due December 2008"), which was funded on January 12, 2004 and the proceeds of which were used to repay $75 million under the term loan due June 2007. The term loan due December 2008 carries a lower interest rate than the term loan due June 2007 and is based on LIBOR plus an applicable margin that can fluctuate over a range of up to 119 basis points, based on changes in the Company's public debt rating. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to 180 days. Interest on any outstanding amounts not covered under the LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of both December 31, 2004 and 2003, the Company's borrowing rate for LIBOR-based loans was LIBOR plus 0.55%. The term loan due December 2008 requires principal repayments of the initial amount borrowed equal to 20% on each of the third and fourth anniversary dates of the

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

funding and the remainder of the outstanding balance on December 31, 2008. The term loan due December 2008 is guaranteed by the Subsidiary Guarantors and contains various covenants similar to those under the Credit Facility.

          Senior Notes

          In conjunction with its 2001 debt refinancing, the Company completed a $550 million senior notes offering in June 2001 (the "Senior Notes"). The Senior Notes were issued in two tranches: (a) $275 million aggregate principal amount of 6 3/4% senior notes due 2006 ("Senior Notes due 2006"), issued at a discount of approximately $1.6 million and (b) $275 million aggregate principal amount of 7 1/2% senior notes due 2011 ("Senior Notes due 2011"), issued at a discount of approximately $1.1 million. After considering the discounts, the effective interest rate on the Senior Notes due 2006 and the Senior Notes due 2011 is 6.9% and 7.6%, respectively. The Senior Notes require semiannual interest payments which commenced January 12, 2002. The Senior Notes are unsecured obligations of the Company and rank equally with the Company's other unsecured senior obligations. The Senior Notes are guaranteed by the Subsidiary Guarantors and do not have a sinking fund requirement.

          Contingent Convertible Debentures

          On November 26, 2001, the Company completed its $250 million offering of its Debentures. The net proceeds of the offering, together with cash on hand, were used to repay all of the $256 million principal that was then outstanding under the Company's secured receivables credit facility. The Debentures, which pay a fixed rate of interest semi-annually commencing on May 31, 2002, have a contingent interest component, which is considered to be a derivative instrument subject to SFAS 133, as amended, that will require the Company to pay contingent interest based on certain thresholds, as outlined in the indenture governing the Debentures. For income tax purposes, the Debentures are considered to be a contingent payment security. As such, interest expense for tax purposes is based on an assumed interest rate related to a comparable fixed interest rate debt security issued by the Company without a conversion feature. The assumed interest rate for tax purposes was 7% for both 2004 and 2003.

          The Debentures are guaranteed by the Subsidiary Guarantors and do not have a sinking fund requirement.

          Each one thousand dollar principal amount of Debentures is convertible initially into 11.429 shares of the Company's common stock, which represents an initial conversion price of $87.50 per share. Holders may surrender the Debentures for conversion into shares of the Company's common stock under any of the following circumstances: (1) if the sales price of the Company's common stock is above 120% of the conversion price (or $105 per share) for specified periods; (2) if the Company calls the Debentures; or (3) if specified corporate transactions have occurred.

          The Company may call the Debentures at any time on or after November 30, 2004 for the principal amount of the Debentures plus any accrued and unpaid interest. On November 30, 2004, 2005, 2008, 2012 and 2016 each holder of the Debentures may require the Company to repurchase the holder's Debentures for the principal amount of the Debentures plus any accrued and unpaid interest. The Company may repurchase the Debentures for cash, common stock, or a combination of both. The Company intended to settle any repurchases with a cash payment, funding such payment with a combination of cash on-hand and borrowings under the Credit Facility. The Debentures were classified as long-term debt on the consolidated balance sheet at December 31, 2003 due to the Company's ability and intent to refinance the Debentures on a long-term basis in the event the Debentures were put to the Company in November 2004.

          In December 2004, the Company called for redemption all of its outstanding Debentures. Under the terms of the Debentures, the holders of the Debentures had an option to submit their Debentures for redemption at par plus accrued and unpaid interest or convert their Debentures into shares of the Company's common stock at a conversion price of $87.50 per share. Through December 31, 2004, $3.2 million of principal of the Debentures were converted into less than 0.1 million shares of the Company's common stock. The outstanding principal of the Debentures at December 31, 2004 is classified as a current liability within short-term borrowings and current portion of long-term debt on the Company's consolidated balance sheet. As of January 18, 2005, the redemption was completed and $0.4 million of principal was redeemed for cash and $249.6 million of principal was converted into approximately 2.9 million shares of the Company's common stock.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

          Letter of Credit Lines

          In December 2003, the Company entered into two lines of credit with two financial institutions totaling $68 million for the issuance of letters of credit (the "letter of credit lines"). Upon renewal in December 2004, one of the lines of credit was increased by $7 million, resulting in letter of credit lines totaling $75 million. The letter of credit lines mature in December 2005 and are guaranteed by the Subsidiary Guarantors. As of December 31, 2004, there are $55 million of outstanding letters of credit under the letter of credit lines.

          As of December 31, 2004 long-term debt, including capital leases, maturing in each of the years subsequent to December 31, 2005, is as follows:

Year ending December 31,
------------------------
2006 ..............................................................   $289,718
2007 ..............................................................     15,022
2008 ..............................................................     45,000
2009 ..............................................................    100,000
2010 ..............................................................         --
Thereafter ........................................................    274,281
                                                                      --------
   Total long-term debt ...........................................   $724,021
                                                                      ========

          On January 31, 2005, the Company repaid $100 million of principal outstanding under its Credit Facility with $100 million of borrowings under its Secured Receivables Credit Facility.

11.       PREFERRED STOCK AND COMMON STOCKHOLDERS' EQUITY

          Series Preferred Stock

          Quest Diagnostics is authorized to issue up to 10 million shares of Series Preferred Stock, par value $1.00 per share. The Company's Board of Directors has the authority to issue such shares without stockholder approval and to determine the designations, preferences, rights and restrictions of such shares. Of the authorized shares, 1,300,000 shares have been designated Series A Preferred Stock and 1,000 shares have been designated Voting Cumulative Preferred Stock. No shares are currently outstanding.

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

          Accumulated Other Comprehensive Income (Loss)

          The components of accumulated other comprehensive income (loss) for 2004, 2003 and 2002 were as follows:

                                                              Foreign                     Accumulated
                                                              Currency                       Other
                                                            Translation   Market Value   Comprehensive
                                                             Adjustment    Adjustment    Income (Loss)
                                                            -----------   ------------   -------------
Balance, December 31, 2001 ..............................     $(4,386)      $   916         $(3,470)
Translation adjustment ..................................       1,906            --           1,906
Market value adjustment, net of tax benefit of $2,627 ...          --        (3,960)         (3,960)
                                                              -------       -------         -------
Balance, December 31, 2002 ..............................      (2,480)       (3,044)         (5,524)
Translation adjustment ..................................       2,169            --           2,169
Market value adjustment, net of tax expense of $6,201 ...          --         9,302           9,302
                                                              -------       -------         -------
Balance, December 31, 2003 ..............................        (311)        6,258           5,947
Translation adjustment ..................................       1,650            --           1,650
Market value adjustment, net of tax benefit of $2,515 ...          --        (3,731)         (3,731)
                                                              -------       -------         -------
Balance, December 31, 2004 ..............................     $ 1,339       $ 2,527         $ 3,866
                                                              =======       =======         =======

          The market value adjustments for 2004, 2003 and 2002 represented unrealized holding gains (losses), net of taxes.

          Dividend Policy

          Through October 20, 2003, the Company never declared or paid cash dividends on its common stock. On October 21, 2003, the Company's Board of Directors declared its first payment of a quarterly cash dividend of $0.15 per common share. The Company has paid a $0.15 per common share dividend each quarter since the first quarter's payment. On January 27, 2005, the Company's Board of Directors declared a quarterly cash dividend of $0.18 per common share, payable on April 20, 2005, to shareholders of record on April 6, 2005.

          Share Repurchase Plan

          In 2003, the Company's Board of Directors authorized a share repurchase program, which permits the Company to purchase up to $600 million of its common stock. In July 2004, the Company's Board of Directors authorized the Company to purchase up to an additional $300 million of its common stock. Under a separate authorization from the Board of Directors, in December 2004 the Company repurchased 2.7 million shares of its common stock for approximately $254 million from GlaxoSmithKline plc. For the year ended December 31, 2004, the Company repurchased approximately 8.3 million shares of its common stock at an average price of $88.21 per share for $735 million. Through December 31, 2004, the Company has repurchased approximately 12.3 million shares of its common stock at an average price of $80.54 for $992 million. At December 31, 2004, $162 million of the share repurchase authorization remained available. For the year ended December 31, 2004, the Company reissued approximately 3.6 million shares in connection with employee benefit plans. In January 2005, the Company's Board of Directors expanded the share repurchase authorization by an additional $350 million, bringing the total amount authorized and available for repurchases to $512 million as of January 27, 2005.

12.       STOCK OWNERSHIP AND COMPENSATION PLANS

          Employee and Non-employee Directors Stock Ownership Programs

          In 1999, the Company established the 1999 Employee Equity Participation Program (the "1999 EEPP") to replace the Company's prior plan established in 1996 (the "1996 EEPP"). The 1999 EEPP provides for three types of awards: (a) stock options, (b) stock appreciation rights and (c) incentive stock awards. The 1999 EEPP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Quest

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

Diagnostics common stock at no less than the fair market value on the date of grant. The stock options are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, as determined by the Board of Directors. The stock options expire on the date designated by the Board of Directors but in no event more than eleven years from date of grant. Grants of stock appreciation rights allow eligible employees to receive a payment based on the appreciation of Quest Diagnostics common stock in cash, shares of Quest Diagnostics common stock or a combination thereof. The stock appreciation rights are granted at an exercise price at no less than the fair market value of Quest Diagnostics common stock on the date of grant. Stock appreciation rights expire on the date designated by the Board of Directors but in no event more than eleven years from date of grant. No stock appreciation rights have been granted under the 1999 EEPP. Under the incentive stock provisions of the plan, the 1999 EEPP allows eligible employees to receive awards of shares, or the right to receive shares, of Quest Diagnostics common stock, the equivalent value in cash or a combination thereof. These shares are generally earned on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, which ranges primarily from three to four years. The fair market value of the shares awarded is recorded as unearned compensation. The amount of unearned compensation is subject to adjustment based upon changes in earnings estimates, if any, during the initial year of grant and is amortized to compensation expense over the prescribed vesting period. Key executive, managerial and technical employees are eligible to participate in the 1999 EEPP. The provisions of the 1996 EEPP were similar to those outlined above for the 1999 EEPP.

          The 1999 EEPP increased the maximum number of shares of Quest Diagnostics common stock that may be optioned or granted to 18 million shares. In addition, any remaining shares under the 1996 EEPP are available for issuance under the 1999 EEPP.

          In 1998, the Company established the Quest Diagnostics Incorporated Stock Option Plan for Non-employee Directors (the "Director Option Plan"). The Director Option Plan provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Quest Diagnostics common stock at no less than the fair market value on the date of grant. The maximum number of shares that may be issued under the Director Option Plan is 1 million shares. The stock options expire ten years from date of grant and generally vest over three years. During 2004, 2003 and 2002, grants under the Director Option Plan totaled 90, 94 and 94 thousand shares, respectively.

          Transactions under the stock option plans were as follows (options in thousands, except per share amounts):

                                                            2004      2003      2002
                                                          -------   -------   -------
Options outstanding, beginning of year.................    10,240     8,922     8,695
Options granted........................................     2,214     3,176     2,052
Options exercised......................................    (3,521)   (1,616)   (1,543)
Options terminated.....................................      (557)     (242)     (282)
                                                           ------    ------    ------
Options outstanding, end of year.......................     8,376    10,240     8,922
                                                           ======    ======    ======

Exercisable............................................     4,258     5,706     3,943

Weighted average exercise price:
   Options granted.....................................   $ 81.69   $ 53.33   $ 74.92
   Options exercised...................................     32.12     20.29     18.70
   Options terminated..................................     59.30     58.31     26.05
   Options outstanding, end of year....................     58.98     44.85     38.83
   Exercisable, end of year............................     47.89     34.01     22.09

Weighted average fair value of options at grant date...   $ 34.45   $ 23.21   $ 33.74

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

          The following relates to options outstanding at December 31, 2004:

                        Options Outstanding                                  Options Exercisable
--------------------------------------------------------------------   -------------------------------
                                       Weighted
                                        Average
                                       Remaining         Weighted                          Weighted
    Range of          Shares       Contractual Life       Average          Shares           Average
 Exercise Price   (in thousands)      (in years)      Exercise Price   (in thousands)   Exercise Price
---------------   --------------   ----------------   --------------   --------------   --------------
 $5.26 - $11.28          262              2.5             $ 7.53              262           $ 7.53
$12.92 - $19.16          728              4.7              13.74              728            13.74
$28.53 - $35.64          199              5.3              30.72              199            30.72
$44.00 - $60.00        3,011              7.3              51.22            1,841            51.88
$60.06 - $74.53        1,756              7.6              68.40            1,010            69.15
$80.29 - $96.05        2,420              9.0              83.31              218            93.82

          The following summarizes the activity relative to incentive stock awards granted in 2004, 2003 and 2002 (shares in thousands):

                                                      2004    2003     2002
                                                     -----   ------   ------
Incentive shares, beginning of year...............     288      735    1,320
Incentive shares granted..........................      --      102       --
Incentive shares vested...........................    (269)    (533)    (570)
Incentive shares forfeited and canceled...........     (19)     (16)     (15)
                                                     -----   ------   ------
Incentive shares, end of year.....................      --      288      735
                                                     =====   ======   ======

Weighted average fair value of incentive shares
   at grant date .................................   $  --   $49.88   $   --

          Employee Stock Purchase Plan

          Under the Company's Employee Stock Purchase Plan ("ESPP"), substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics common stock. The purchase price of the stock is 85% of the lower of its beginning-of-quarter or end-of-quarter market price. In 2005, the Company's ESPP was amended such that effective July 1, 2005, the purchase price of the stock will be 85% of the market price of the Company's common stock on the last business day of each calendar month. Under the ESPP, the maximum number of shares of Quest Diagnostics common stock which may be purchased by eligible employees is 4 million. Approximately 230, 272 and 236 thousand shares of common stock were purchased by eligible employees in 2004, 2003 and 2002, respectively.

          Employee Stock Ownership Plan

          Prior to 1999, the Company maintained its Employee Stock Ownership Plan ("ESOP") to account for certain shares of Quest Diagnostics common stock which had been issued for the account of all active regular employees of the Company as of December 31, 1996. Effective with the closing of the SBCL acquisition, the Company modified certain provisions of the ESOP to provide an additional benefit to employees through ownership of the Company's common stock. During the year ended December 31, 2002, the ESOP was merged into the Company's defined contribution plan. Prior to the merger of the ESOP into the Company's defined contribution plan, substantially all of the Company's employees were eligible to participate in the ESOP. The Company's contributions to the ESOP trust were based on 2% of eligible employee compensation for those employees who were actively employed or on a leave of absence on the last day of the plan year. Company contributions to the trust were made in the form of shares of Quest Diagnostics common stock. The Company's contributions to this plan aggregated $10.4 million for 2002.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

          Defined Contribution Plan

          The Company maintains a qualified defined contribution plan covering substantially all of its employees. During the year ended December 31, 2002, the ESOP, to which the Company made annual contributions equal to 2% of eligible compensation, was merged into the Company's defined contribution plan and the Company increased its maximum matching contribution for its defined contribution plan from 4% to 6% of an employee's eligible wages. The Company's expense for contributions to its defined contribution plan aggregated $62 million, $54 million and $42 million for 2004, 2003 and 2002, respectively.

          Supplemental Deferred Compensation Plan

          The Company's supplemental deferred compensation plan is an unfunded, non-qualified plan that provides for certain management and highly compensated employees to defer up to 50% of their eligible compensation in excess of their defined contribution plan limits. In addition, certain members of senior management have an additional opportunity to defer up to 95% of their variable incentive compensation. The compensation deferred under this plan, together with Company matching amounts, are credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each plan participant is fully vested in all deferred compensation, Company match and earnings credited to their account. Although the Company is currently contributing all participant deferrals and matching amounts to a trust, the funds in the trust, totaling $20.9 million and $19.2 million at December 31, 2004 and 2003, respectively, are general assets of the Company and are subject to any claims of the Company's creditors. The Company's expense for matching contributions to this plan were $0.7 million, $0.4 million and $0.4 million for 2004, 2003 and 2002, respectively.

13.       RELATED PARTY TRANSACTIONS

          At December 31, 2004, GlaxoSmithKline plc ("GSK"), the result of the merger of Glaxo Wellcome and SmithKline Beecham in December 2000, beneficially owned approximately 19% of the outstanding shares of Quest Diagnostics common stock. During 2004, the Company repurchased approximately 3.9 million shares of its common stock for approximately $355 million from GSK.

          GSK has a long-term contractual relationship with Quest Diagnostics under which Quest Diagnostics is the primary provider of testing to support GSK's clinical trials testing requirements worldwide (the "Clinical Trials Agreements").

          Significant transactions with GSK during 2004, 2003 and 2002 included:

                                                              2004      2003      2002
                                                            -------   -------   -------

Net revenues, primarily derived under the Clinical Trials
   Agreements............................................   $73,894   $50,060   $32,822

          In addition, under the SBCL acquisition agreements, SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after tax basis, against certain matters primarily related to taxes and billing and professional liability claims.

          At December 31, 2004 and 2003, accounts payable and accrued expenses included $28 million and $21 million, respectively, due to SmithKline Beecham, primarily related to tax benefits associated with indemnifiable matters.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

14.       COMMITMENTS AND CONTINGENCIES

          Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect at December 31, 2004 are as follows:

Year ending December 31,
------------------------
2005................................................................   $128,854
2006................................................................     99,332
2007................................................................     73,564
2008................................................................     55,436
2009................................................................     43,525
2010 and thereafter.................................................    122,564
                                                                       --------
Minimum lease payments..............................................    523,275
Noncancelable sub-lease income......................................       (128)
                                                                       --------
Net minimum lease payments..........................................   $523,147
                                                                       ========

          Operating lease rental expense for 2004, 2003 and 2002 aggregated $133 million, $121 million and $97 million, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays, is recorded on a straight-line basis over the term of the lease.

          The Company has certain noncancelable commitments to purchase products or services from various suppliers, mainly for telecommunications and standing orders to purchase reagents and other laboratory supplies. At December 31, 2004, the approximate total future purchase commitments are $42 million, of which $35 million are expected to be incurred in 2005.

          In support of its risk management program, the Company has standby letters of credit issued under its letter of credit lines to ensure its performance or payment to third parties, which amounted to $55 million at December 31, 2004. The letters of credit, which are renewed annually, primarily represent collateral for current and future automobile liability and workers' compensation loss payments.

          The Company has entered into several settlement agreements with various government and private payers during recent years relating to industry-wide billing and marketing practices that had been substantially discontinued by the mid-1990s. The Company is aware of certain pending lawsuits related to billing practices filed under the qui tam provisions of the civil False Claims Act and other federal and state statutes. Some of the proceedings against the Company involve claims that are substantial in amount.

          The Company and its test kit manufacturing subsidiary, Nichols Institute Diagnostics, each received a subpoena from the United States Attorney's office for the Eastern District of New York. The subpoenas seek the production of various business records, including documents related to parathyroid hormone testing and parathyroid hormone test kits manufactured by Nichols Institute Diagnostics. In addition, the Company is involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against the Company involve claims that are substantial in amount.

          Although management believes that established reserves for claims are sufficient, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government's or private claimants' theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company's results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition. However, the Company understands that there may be pending qui tam claims brought by former employees or other "whistle blowers", or other pending claims as to which the Company has not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

          As a general matter, providers of clinical laboratory testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for claims that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. The basis for claims reserves considers actuarially determined losses based upon the Company's historical and projected loss experience. Management believes that present insurance coverage and reserves are sufficient to cover currently estimated exposures. Although management cannot predict the outcome of any claims made against the Company, management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial position but may be material to the Company's results of operations and cash flows in the period in which such claims are resolved.

15.       SUMMARIZED FINANCIAL INFORMATION

          As described in Note 10, the Senior Notes and the Debentures are guaranteed by the Subsidiary Guarantors. With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign and less than wholly owned subsidiaries.

          In conjunction with the Company's Secured Receivables Credit Facility described in Note 10, the Company maintains a wholly owned non-guarantor subsidiary, Quest Diagnostics Receivables Incorporated ("QDRI"). Through March 31, 2004, the Company and the Subsidiary Guarantors, with the exception of AML and Unilab, transferred all private domestic receivables (principally excluding receivables due from Medicare, Medicaid and other federal programs, and receivables due from customers of its joint ventures) to QDRI. Effective with the second quarter of 2004, the Company and Subsidiary Guarantors, including AML and Unilab, transfer all private domestic receivables to QDRI. QDRI utilizes the transferred receivables to collateralize the Company's Secured Receivables Credit Facility. The Company and the Subsidiary Guarantors provide collection services to QDRI. QDRI uses cash collections principally to purchase new receivables from the Company and the Subsidiary Guarantors.

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

Condensed Consolidating Balance Sheet
December 31, 2004

                                                                         Non-
                                                        Subsidiary    Guarantor
                                             Parent     Guarantors   Subsidiaries   Eliminations   Consolidated
                                           ----------   ----------   ------------   ------------   ------------
Assets
Current assets:
Cash and cash equivalents...............   $   56,424   $    6,058    $  10,820     $        --     $   73,302
Accounts receivable, net................       22,365       75,359      551,557              --        649,281
Other current assets....................       12,032      109,100       87,365              --        208,497
                                           ----------   ----------    ---------     -----------     ----------
   Total current assets.................       90,821      190,517      649,742              --        931,080
Property, plant and equipment, net......      213,416      379,952       26,117              --        619,485
Goodwill and intangible assets, net ....      158,021    2,315,015       45,376              --      2,518,412
Intercompany receivable (payable).......      493,578     (124,047)    (369,531)             --             --
Investment in subsidiaries..............    2,109,612           --           --      (2,109,612)            --
Other assets............................       49,031       49,100       36,680              --        134,811
                                           ----------   ----------    ---------     -----------     ----------
   Total assets.........................   $3,114,479   $2,810,537    $ 388,384     $(2,109,612)    $4,203,788
                                           ==========   ==========    =========     ===========     ==========
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses...   $  368,363   $  268,420    $  32,204     $        --     $  668,987
Short-term borrowings and current
   portion of long-term debt............      244,713          167      129,921              --        374,801
                                           ----------   ----------    ---------     -----------     ----------
   Total current liabilities............      613,076      268,587      162,125              --      1,043,788
Long-term debt..........................      170,293      551,771        1,957              --        724,021
Other liabilities.......................       42,459       80,155       24,714              --        147,328
Stockholders' equity....................    2,288,651    1,910,024      199,588      (2,109,612)     2,288,651
                                           ----------   ----------    ---------     -----------     ----------
   Total liabilities and stockholders'
      equity............................   $3,114,479   $2,810,537    $ 388,384     $(2,109,612)    $4,203,788
                                           ==========   ==========    =========     ===========     ==========

Condensed Consolidating Balance Sheet
December 31, 2003

                                                                         Non-
                                                        Subsidiary    Guarantor
                                             Parent     Guarantors   Subsidiaries   Eliminations   Consolidated
                                           ----------   ----------   ------------   ------------   ------------
Assets
Current assets:
Cash and cash equivalents...............   $  141,588   $    1,991    $  11,379     $        --     $  154,958
Accounts receivable, net................       17,919      164,247      427,021              --        609,187
Other current assets....................       36,576      114,758       80,307              --        231,641
                                           ----------   ----------    ---------     -----------     ----------
   Total current assets.................      196,083      280,996      518,707              --        995,786
Property, plant and equipment, net......      228,109      350,196       29,000              --        607,305
Goodwill and intangible assets, net.....      158,295    2,332,147       45,411              --      2,535,853
Intercompany receivable (payable).......      510,958     (106,078)    (404,880)             --             --
Investment in subsidiaries..............    1,929,235           --           --      (1,929,235)            --
Other assets............................       73,398       50,053       39,023              --        162,474
                                           ----------   ----------    ---------     -----------     ----------
   Total assets.........................   $3,096,078   $2,907,314    $ 227,261     $(1,929,235)    $4,301,418
                                           ==========   ==========    =========     ===========     ==========
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses...   $  337,635   $  281,753    $  30,462     $        --     $  649,850
Current portion of long-term debt.......           --       73,950           --              --         73,950
                                           ----------   ----------    ---------     -----------     ----------
   Total current liabilities............      337,635      355,703       30,462              --        723,800
Long-term debt..........................      315,844      710,908        1,955              --      1,028,707
Other liabilities.......................       47,905       83,781       22,531              --        154,217
Stockholders' equity....................    2,394,694    1,756,922      172,313      (1,929,235)     2,394,694
                                           ----------   ----------    ---------     -----------     ----------
   Total liabilities and stockholders'
      equity............................   $3,096,078   $2,907,314    $ 227,261     $(1,929,235)    $4,301,418
                                           ==========   ==========    =========     ===========     ==========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                (dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2004

                                                                            Non-
                                                           Subsidiary    Guarantor
                                                Parent     Guarantors   Subsidiaries   Eliminations   Consolidated
                                              ----------   ----------   ------------   ------------   ------------
Net revenues ..............................   $ 822,020    $4,041,608     $513,500      $(250,527)     $5,126,601

Operating costs and expenses:
   Cost of services .......................     460,768     2,351,348      178,596             --       2,990,712
   Selling, general and administrative ....     108,401       886,332      252,113        (19,100)      1,227,746
   Amortization of intangible assets ......       1,399         5,269           35             --           6,703
   Royalty (income) expense ...............    (330,751)      330,751           --             --              --
   Other operating expense, net ...........       9,883            79          261             --          10,223
                                              ---------    ----------     --------      ---------      ----------
      Total operating costs and expenses ..     249,700     3,573,779      431,005        (19,100)      4,235,384
                                              ---------    ----------     --------      ---------      ----------
Operating income ..........................     572,320       467,829       82,495       (231,427)        891,217
Non-operating expenses, net ...............     (70,821)     (212,658)      (4,039)       231,427         (56,091)
                                              ---------    ----------     --------      ---------      ----------
Income before taxes .......................     501,499       255,171       78,456             --         835,126
Income tax expense ........................     204,280       102,069       29,582             --         335,931
                                              ---------    ----------     --------      ---------      ----------
Income before equity earnings .............     297,219       153,102       48,874             --         499,195
Equity earnings from subsidiaries .........     201,976            --           --       (201,976)             --
                                              ---------    ----------     --------      ---------      ----------
Net income ................................   $ 499,195    $  153,102     $ 48,874      $(201,976)     $  499,195
                                              =========    ==========     ========      =========      ==========

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2003

                                                                            Non-
                                                           Subsidiary    Guarantor
                                                Parent     Guarantors   Subsidiaries   Eliminations   Consolidated
                                              ----------   ----------   ------------   ------------   ------------
Net revenues ..............................   $ 791,399    $3,709,590     $467,559      $(230,590)     $4,737,958

Operating costs and expenses:
   Cost of services .......................     457,819     2,147,387      163,417             --       2,768,623
   Selling, general and administrative ....      76,626       880,951      223,762        (15,639)      1,165,700
   Amortization of intangible assets ......       1,723         6,461           17             --           8,201
   Royalty (income) expense ...............    (308,495)      308,495           --             --              --
   Other operating (income) expense, net...         119        (2,197)       1,058             --          (1,020)
                                              ---------    ----------     --------      ---------      ----------
      Total operating costs and expenses ..     227,792     3,341,097      388,254        (15,639)      3,941,504
                                              ---------    ----------     --------      ---------      ----------
Operating income ..........................     563,607       368,493       79,305       (214,951)        796,454
Non-operating expenses, net ...............     (65,689)     (202,146)      (5,772)       214,951         (58,656)
                                              ---------    ----------     --------      ---------      ----------
Income before taxes .......................     497,918       166,347       73,533             --         737,798
Income tax expense ........................     204,795        66,539       29,747             --         301,081
                                              ---------    ----------     --------      ---------      ----------
Income before equity earnings .............     293,123        99,808       43,786             --         436,717
Equity earnings from subsidiaries .........     143,594            --           --       (143,594)             --
                                              ---------    ----------     --------      ---------      ----------
Net income ................................   $ 436,717    $   99,808     $ 43,786      $(143,594)     $  436,717
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

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2002

                                                                           Non-
                                                          Subsidiary     Guarantor
                                                Parent    Guarantors   Subsidiaries   Eliminations   Consolidated
                                              ---------   ----------   ------------   ------------   ------------
Net revenues ..............................   $ 749,268   $3,143,063     $483,637      $(267,917)     $4,108,051

Operating costs and expenses:
   Cost of services .......................     477,683    1,804,150      150,555             --       2,432,388
   Selling, general and administrative ....     167,736      663,560      258,667        (15,122)      1,074,841
   Amortization of intangible assets ......       2,154        6,219           --             --           8,373
   Royalty (income) expense ...............    (246,687)     246,687           --             --              --
   Other operating (income) expense, net ..       2,527         (923)      (1,297)            --             307
                                              ---------   ----------     --------      ---------      ----------
      Total operating costs and expenses ..     403,413    2,719,693      407,925        (15,122)      3,515,909
                                              ---------   ----------     --------      ---------      ----------
Operating income ..........................     345,855      423,370       75,712       (252,795)        592,142
Non-operating expenses, net ...............     (73,700)    (220,396)      (8,464)       252,795         (49,765)
                                              ---------   ----------     --------      ---------      ----------
Income before taxes .......................     272,155      202,974       67,248             --         542,377
Income tax expense ........................     109,337       81,190       29,696             --         220,223
                                              ---------   ----------     --------      ---------      ----------
Income before equity earnings .............     162,818      121,784       37,552             --         322,154
Equity earnings from subsidiaries .........     159,336           --           --       (159,336)             --
                                              ---------   ----------     --------      ---------      ----------
Net income ................................   $ 322,154   $  121,784     $ 37,552      $(159,336)     $  322,154
                                              =========   ==========     ========      =========      ==========

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004

                                                                                 Non-
                                                                Subsidiary    Guarantor
                                                      Parent    Guarantors   Subsidiaries   Eliminations   Consolidated
                                                    ---------   ----------   ------------   ------------   ------------
Cash flows from operating activities:
Net income ......................................   $ 499,195    $ 153,102     $  48,874     $(201,976)      $ 499,195
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization ................      56,399      101,856        10,471            --         168,726
   Provision for doubtful accounts ..............       4,940       43,638       177,732            --         226,310
   Other, net ...................................     (71,374)       1,754        16,847       201,976         149,203
   Changes in operating assets and liabilities ..     163,057     (118,129)     (289,582)           --        (244,654)
                                                    ---------    ---------     ---------     ---------       ---------
Net cash provided by (used in) operating
   activities ...................................     652,217      182,221       (35,658)           --         798,780
Net cash used in investing activities ...........    (150,826)    (105,597)       (7,841)       90,564        (173,700)
Net cash provided by (used in) financing
   activities ...................................    (586,555)     (72,557)       42,940       (90,564)       (706,736)
                                                    ---------    ---------     ---------     ---------       ---------
Net change in cash and cash equivalents .........     (85,164)       4,067          (559)           --         (81,656)
Cash and cash equivalents, beginning of year ....     141,588        1,991        11,379            --         154,958
                                                    ---------    ---------     ---------     ---------       ---------
Cash and cash equivalents, end of year ..........   $  56,424    $   6,058     $  10,820     $      --       $  73,302
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

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2003

                                                                                 Non-
                                                                Subsidiary     Guarantor
                                                      Parent    Guarantors   Subsidiaries   Eliminations   Consolidated
                                                    ---------   ----------   ------------   ------------   ------------
Cash flows from operating activities:
Net income ......................................   $ 436,717   $  99,808     $  43,786      $(143,594)     $ 436,717
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization ................      53,611      91,501         8,791             --        153,903
   Provision for doubtful accounts ..............       4,944      64,835       158,443             --        228,222
   Other, net ...................................     (78,968)      2,463        18,604        143,594         85,693
   Changes in operating assets and liabilities ..      54,277    (178,027)     (117,986)            --       (241,736)
                                                    ---------   ---------     ---------      ---------      ---------
Net cash provided by operating activities .......     470,581      80,580       111,638             --        662,799
Net cash used in investing activities ...........    (271,820)    (96,957)      (17,342)       (30,931)      (417,050)
Net cash provided by (used in) financing
   activities ...................................    (136,188)     10,991       (93,302)        30,931       (187,568)
                                                    ---------   ---------     ---------      ---------      ---------
Net change in cash and cash equivalents .........      62,573      (5,386)          994             --         58,181
Cash and cash equivalents, beginning of year ....      79,015       7,377        10,385             --         96,777
                                                    ---------   ---------     ---------      ---------      ---------
Cash and cash equivalents, end of year ..........   $ 141,588   $   1,991     $  11,379      $      --      $ 154,958
                                                    =========   =========     =========      =========      =========

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2002

                                                                                 Non-
                                                                Subsidiary     Guarantor
                                                      Parent    Guarantors   Subsidiaries   Eliminations   Consolidated
                                                    ---------   ----------   ------------   ------------   ------------
Cash flows from operating activities:
Net income ......................................   $ 322,154   $ 121,784     $  37,552      $(159,336)     $ 322,154
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization ................      45,718      78,160         7,513             --        131,391
   Provision for doubtful accounts ..............       7,966      29,513       179,881             --        217,360
   Other, net ...................................     (52,282)     15,317        35,626        159,336        157,997
   Changes in operating assets and liabilities ..     168,559    (250,548)     (150,542)            --       (232,531)
                                                    ---------   ---------     ---------      ---------      ---------
Net cash provided by (used in) operating
   activities ...................................     492,115      (5,774)      110,030             --        596,371
Net cash used in investing activities ...........    (439,848)     (2,480)       (6,075)       (28,809)      (477,212)
Net cash provided by (used in) financing
   activities ...................................      26,748     (94,940)     (105,331)        28,809       (144,714)
                                                    ---------   ---------     ---------      ---------      ---------
Net change in cash and cash equivalents .........      79,015    (103,194)       (1,376)            --        (25,555)
Cash and cash equivalents, beginning of year ....          --     110,571        11,761             --        122,332
                                                    ---------   ---------     ---------      ---------      ---------
Cash and cash equivalents, end of year ..........   $  79,015   $   7,377     $  10,385      $      --      $  96,777
                                                    =========   =========     =========      =========      =========

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                      (in thousands, except per share data)
                     Quarterly Operating Results (unaudited)

                                              First       Second          Third       Fourth        Total
                                             Quarter      Quarter        Quarter      Quarter       Year
                                           ----------   ----------     ----------   ----------   ----------
2004
Net revenues ...........................   $1,255,742   $1,297,674     $1,289,897   $1,283,288   $5,126,601
Gross profit ...........................      518,461      550,097        541,473      525,858    2,135,889
Net income .............................      116,149      126,829(a)     130,144      126,073      499,195

Basic earnings per common share ........         1.13         1.23           1.29         1.26         4.90

Diluted earnings per common share (b)...         1.08         1.18           1.23         1.20         4.69

                                              First       Second          Third       Fourth        Total
                                             Quarter      Quarter        Quarter      Quarter       Year
                                           ----------   ----------     ----------   ----------   ----------
2003 (c)
Net revenues ...........................   $1,092,797   $1,219,935     $1,221,221   $1,204,005   $4,737,958
Gross profit ...........................      444,700      516,811        510,041      497,783    1,969,335
Net income .............................       88,036      120,412        120,024      108,245      436,717

Basic earnings per common share ........         0.88         1.15           1.15         1.04         4.22

Diluted earnings per common share (b)...         0.84         1.10           1.10         1.00         4.04

(a) During the second quarter of 2004, the Company recorded a $10.3 million charge associated with the acceleration of certain pension obligations in connection with the CEO succession process and a $2.9 million charge to interest expense, net representing the write-off of deferred financing costs associated with the refinancing of the Company's bank debt and credit facility.

(b) Previously reported diluted earnings per share have been restated to give retroactive effect of the required change in accounting for the Company's 1 3/4% contingent convertible debentures for all periods presented (see
     Note 2).

(c) On February 28, 2003, Quest Diagnostics completed the acquisition of Unilab. The quarterly operating results include the results of operations of Unilab subsequent to the closing of the acquisition (see Note 3).

                 QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
                  SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
                                 (in thousands)

                                        Balance at     Provision for     Net Deductions   Balance at
                                          1-1-04     Doubtful Accounts    and Other (a)    12-31-04
                                        ----------   -----------------   --------------   ----------
Year ended December 31, 2004
   Doubtful accounts and allowances..    $211,739         $226,310          $235,192       $202,857

                                        Balance at     Provision for     Net Deductions   Balance at
                                          1-1-03     Doubtful Accounts    and Other (a)    12-31-03
                                        ----------   -----------------   --------------   ----------
Year ended December 31, 2003
   Doubtful accounts and allowances..    $193,456         $228,222          $209,939       $211,739

                                        Balance at     Provision for     Net Deductions   Balance at
                                          1-1-02     Doubtful Accounts    and Other (a)    12-31-02
                                        ----------   -----------------   --------------   ----------
Year ended December 31, 2002
   Doubtful accounts and allowances..    $216,203         $217,360          $240,107       $193,456

----------
(a) "Net Deductions and Other" primarily represent accounts written-off, net of recoveries.

                           STATEMENT OF DIFFERENCES

The trademark symbol shall be expressed as...............................   'TM'
The section symbol shall be expressed as.................................   'SS'