Form 10-Q
period 2005-03-31
QUEST DIAGNOSTICS INC
filed 2005-04-29
CIK 1022079

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2005

Commission file number 001-12215

Quest Diagnostics Incorporated

1290 Wall Street West

Lyndhurst, NJ 07071

(201) 393-5000

Delaware

(State of Incorporation)

16-1387862

(I.R.S. Employer Identification Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X          No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No ____

As of April 22, 2005 there were 101,168,879 outstanding shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Index to consolidated financial statements filed as part of this report:

	Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004	2

	Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”	21

Item 4.	Controls and Procedures

	Controls and Procedures	21

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,

	2005	2004

Net revenues	$1,319,485	$1,255,742

Operating costs and expenses:
Cost of services	780,082	737,281
Selling, general and administrative	308,348	307,545
Amortization of intangible assets	931	2,064
Other operating expense (income), net	211	(27)

Total operating costs and expenses	1,089,572	1,046,863

Operating income	229,913	208,879

Other income (expense):
Interest expense, net	(12,783)	(14,644)
Minority share of income	(5,013)	(4,454)
Equity earnings in unconsolidated joint ventures	7,214	4,557
Other income, net	755	1,199

Total non-operating expenses, net	(9,827)	(13,342)

Income before taxes	220,086	195,537
Income tax expense	88,475	79,388

Net income	$131,611	$116,149

Earnings per common share:
Basic	$1.30	$1.13
Diluted	$1.28	$1.08

Weighted average common shares outstanding:
Basic	100,859	103,142
Diluted	103,071	108,599

Dividends per common share	$0.18	$0.15

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2005 AND DECEMBER 31, 2004

(in thousands, except per share data)

(unaudited)

	March 31, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$86,162	$73,302
Accounts receivable, net of allowance for doubtful accounts of $210,499 and $202,857 at March 31, 2005 and December 31, 2004, respectively	702,419	649,281
Inventories	76,260	75,327
Deferred income taxes	106,330	83,030
Prepaid expenses and other current assets	68,094	50,140

Total current assets	1,039,265	931,080
Property, plant and equipment, net	633,762	619,485
Goodwill, net	2,524,596	2,506,950
Intangible assets, net	11,281	11,462
Deferred income taxes	28,326	29,374
Other assets	104,737	105,437

Total assets	$4,341,967	$4,203,788

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$702,149	$668,987
Short-term borrowings and current portion of long-term debt	230,107	374,801

Total current liabilities	932,256	1,043,788
Long-term debt	624,086	724,021
Other liabilities	147,664	147,328
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 300,000 shares authorized; 106,821 and 106,784 shares issued at March 31, 2005 and December 31, 2004, respectively	1,068	1,068
Additional paid-in capital	2,197,084	2,195,346
Retained earnings	932,135	818,734
Unearned compensation	(3,488)	(11)
Accumulated other comprehensive income	1,166	3,866
Treasury stock, at cost; 5,710 and 8,674 shares at March 31, 2005 and December 31, 2004, respectively	(490,004)	(730,352)

Total stockholders’ equity	2,637,961	2,288,651

Total liabilities and stockholders’ equity	$4,341,967	$4,203,788

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(in thousands)

(unaudited)

	2005	2004

Cash flows from operating activities:
Net income	$131,611	$116,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,528	41,070
Provision for doubtful accounts	59,417	56,626
Deferred income tax provision (benefit)	(15,993)	11,419
Minority share of income	5,013	4,454
Stock compensation expense	190	548
Tax benefits associated with stock-based compensation plans	11,274	24,447
Other, net	(785)	(1,080)
Changes in operating assets and liabilities:
Accounts receivable	(112,555)	(97,950)
Accounts payable and accrued expenses	(51,451)	(63,895)
Integration, settlement and other special charges	(673)	(13,975)
Income taxes payable	86,698	41,544
Other assets and liabilities, net	(19,245)	(8,666)

Net cash provided by operating activities	136,029	110,691

Cash flows from investing activities:
Capital expenditures	(55,381)	(45,137)
Business acquisition, net of cash acquired	(19,323)	–
Increase in investments and other assets	(500)	(3,614)
Proceeds from disposition of assets	11	3,293

Net cash used in investing activities	(75,193)	(45,458)

Cash flows from financing activities:
Proceeds from borrowings	99,999	75,000
Repayments of debt	(100,402)	(75,359)
Purchases of treasury stock	(62,300)	(44,871)
Exercise of stock options	35,488	34,483
Dividends paid	(15,019)	(15,429)
Distributions to minority partners	(5,742)	(3,940)

Net cash used in financing activities	(47,976)	(30,116)

Net change in cash and cash equivalents	12,860	35,117

Cash and cash equivalents, beginning of period	73,302	154,958

Cash and cash equivalents, end of period	$86,162	$190,075

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, unless otherwise indicated)

(unaudited)

1.	BASIS OF PRESENTATION

Background

Quest Diagnostics Incorporated and its subsidiaries (“Quest Diagnostics” or the “Company”) is the largest clinical laboratory testing business in the United States. As the nation’s leading provider of diagnostic testing and services for the healthcare industry, Quest Diagnostics offers a broad range of clinical laboratory testing services to patients, physicians, hospitals, healthcare insurers, employers, governmental institutions and other commercial clinical laboratories. Quest Diagnostics is the leading provider of esoteric testing, including gene-based testing, and testing for drugs of abuse. The Company is also a leading provider of anatomic pathology services and testing to support clinical trials of new pharmaceuticals worldwide. Through the Company’s national network of laboratories and patient service centers, and its esoteric testing laboratories and development facilities, Quest Diagnostics offers comprehensive and innovative diagnostic testing, information and services used by physicians and other healthcare professionals to make decisions to improve health.

On an annual basis, Quest Diagnostics processes approximately 140 million requisitions for testing through its extensive network of laboratories and patient service centers in virtually every major metropolitan area throughout the United States.

Basis of Presentation

The interim consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2004 Annual Report on Form 10-K.

Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per common share is calculated by dividing net income, adjusted for the after-tax impact of the interest expense associated with the Company’s 1¾% contingent convertible debentures due 2021 (the “Debentures”), by the weighted average common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the dilutive effect of the Debentures, and outstanding stock options and restricted common shares granted under the Company’s Employee Equity Participation Program.

In September 2004, the Emerging Issues Task Force reached a final consensus on Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, (“Issue 04-8”), effective December 31, 2004. Pursuant to Issue 04-8, the Company included the dilutive effect of its Debentures in its dilutive earnings per common share calculations using the if-converted method, regardless of whether or not the holders of these securities were permitted to exercise their conversion rights, and retroactively restated previously reported diluted earnings per common share. The Debentures were called for redemption by the Company in December 2004, and redeemed as of January 18, 2005. See Note 3 for a further discussion of the Debentures. References to previously reported diluted weighted average common shares outstanding and diluted earnings per common share amounts in the accompanying consolidated statements of operations and related disclosures, have been restated to give retroactive effect of the required change in accounting for all periods presented.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

The computation of basic and diluted earnings per common share (using the if-converted method) was as follows (in thousands, except per share data):

	Three Months Ended March 31,

	2005	2004

Net income available to common stockholders – basic	$131,611	$116,149
Add: Interest expense associated with the Debentures, net of related tax effects	82	831

Net income available to commons stockholders – diluted	$131,693	$116,980

Weighted average common shares outstanding – basic	100,859	103,142

Effect of dilutive securities:
Stock options and restricted common stock	1,906	2,600
Debentures	306	2,857

Weighted average common shares outstanding – diluted	103,071	108,599

Basic earnings per common share	$1.30	$1.13

Diluted earnings per common share	$1.28	$1.08

Stock-Based Compensation

The Company has chosen to adopt the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure - an amendment of FASB Statement No. 123” (“SFAS 148”), and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under this approach, the cost of restricted stock awards is expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company’s Employee Stock Purchase Plan (“ESPP”) is disclosed, based on the vesting provisions of the individual grants, but not charged to expense. Stock-based compensation expense recorded in accordance with APB 25, related to restricted stock awards, was $0.2 million and $0.5 million for the three months ended March 31, 2005 and 2004, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

The following table presents net income and basic and diluted earnings per common share, had the Company elected to recognize compensation cost based on the fair value at the grant dates for stock option awards and discounts granted for stock purchases under the Company’s ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148 (in thousands, except per share data):

	Three Months Ended March 31,

	2005	2004

Net income:
Net income, as reported	$131,611	$116,149
Add: Stock-based compensation under APB 25	190	548
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(10,581)	(10,962)

Pro forma net income	$121,220	$105,735

Earnings per common share:
Basic – as reported	$1.30	$1.13

Basic – pro forma	$1.20	$1.03

Diluted – as reported	$1.28	$1.08

Diluted – pro forma	$1.17	$0.98

The fair value of each stock option award granted prior to January 1, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each stock option award granted subsequent to January 1, 2005 was estimated on the date of grant using a lattice-based option-valuation model. Management believes a lattice-based option-valuation model provides a more accurate measure of fair value. The expected volatility in connection with the Black-Scholes option-pricing model was based on the historical volatility of the Company’s stock, while the expected volatility under the lattice-based option-valuation model was based on the current and the historical implied volatilities from traded options of the Company’s stock. The weighted average assumptions used in valuing options granted in the periods presented are noted in the following table.

	Three Months Ended March 31,

	2005	2004

Dividend yield	0.7%	0.7%
Risk-free interest rate	4.0%	3.0%
Expected volatility	23.3%	47.3%
Expected holding period, in years	6	5

New Accounting Standard

In December 2004, the FASB issued SFAS No. 123, revised 2004, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that companies recognize compensation cost relating to share-based payment transactions based on the fair value of the equity or liability instruments issued. SFAS 123R is effective for annual periods beginning after June 15, 2005. The Company expects to adopt SFAS 123R effective January 1, 2006 using the modified prospective approach. Under this approach, awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS 123R. Unvested awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123 except that compensation costs will be recognized in the Company’s results of operations. The Company has not completely finalized what changes will be made to its equity compensation plans in light of the accounting change, and therefore is not yet in a position to quantify its impact.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

2.	GOODWILL AND INTANGIBLE ASSETS

Goodwill at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004

Goodwill	$2,712,649	$2,695,003
Less: accumulated amortization	(188,053)	(188,053)

Goodwill, net	$2,524,596	$2,506,950

The changes in the gross carrying amount of goodwill for the three month period ended March 31, 2005 and for the year ended December 31, 2004 are as follows:

	March 31, 2005	December 31, 2004

Balance at beginning of period	$2,695,003	$2,706,928
Goodwill acquired during the period	17,646	–
Other	–	(11,925)

Balance at end of period	$2,712,649	$2,695,003

During the quarter ended March 31, 2005, the Company completed an acquisition of a small regional laboratory for $19 million in cash.

For the year ended December 31, 2004, the reduction in goodwill was primarily related to an increase in pre-acquisition tax net operating losses and credit carryforwards associated with businesses acquired.

Intangible assets at March 31, 2005 and December 31, 2004 consisted of the following:

		March 31, 2005			December 31, 2004

	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Non-compete agreements	5 years	$45,692	$(42,824)	$2,868	$44,942	$(42,348)	$2,594
Customer lists	15 years	42,225	(37,463)	4,762	42,225	(37,197)	5,028
Other	6 years	6,850	(3,199)	3,651	6,850	(3,010)	3,840

Total	10 years	$94,767	$(83,486)	$11,281	$94,017	$(82,555)	$11,462

Amortization expense related to intangible assets was $931 and $2,064 for the three months ended March 31, 2005 and 2004, respectively.

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2005 is as follows:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

Fiscal Year Ending December 31,

Remainder of 2005	$2,839
2006	2,689
2007	1,299
2008	1,109
2009	1,012
2010	569
Thereafter	1,764

Total	$11,281

3.	DEBT

Short-term borrowings and current portion of long-term debt at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004

Borrowings under Secured Receivables Credit Facility	$229,920	$129,921
Debentures called for redemption in December 2004	–	244,660
Current portion of long-term debt	187	220

Total short-term borrowings and current portion of long-term debt	$230,107	$374,801

Long-term debt at March 31, 2005 and December 31, 2004 consisted of the following:

	March 31, 2005	December 31, 2004

Term loan due December 2008	$75,000	$75,000
Borrowings under Credit Facility	–	100,000
6¾% senior notes due July 2006	274,609	274,531
7½% senior notes due July 2011	274,309	274,281
Other	355	429

Total	624,273	724,241
Less: current portion	187	220

Total long-term debt	$624,086	$724,021

In December 2004, the Company called for redemption all of its outstanding Debentures. Under the terms of the Debentures, the holders of the Debentures had an option to submit their Debentures for redemption at par plus accrued and unpaid interest or convert their Debentures into shares of the Company’s common stock at a conversion price of $87.50 per share. Through December 31, 2004, $3.2 million of principal of the Debentures were converted into less than 0.1 million shares of the Company’s common stock. The outstanding principal of the Debentures at December 31, 2004 was classified as a current liability within short-term borrowings and current portion of long-term debt on the Company’s consolidated balance sheet. As of January 18, 2005, the redemption was completed and $0.4 million of principal was redeemed for cash and $249.6 million of principal was converted into approximately 2.9 million shares of the Company’s common stock.

On January 31, 2005, the Company repaid $100 million of principal outstanding under its $500 million senior unsecured revolving credit facility (the “Credit Facility”) with $100 million of borrowings under its $300 million receivables securitization facility (the “Secured Receivables Credit Facility”).

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

4.	COMMITMENTS AND CONTINGENCIES

The Company has standby letters of credit issued under its $75 million letter of credit lines to ensure its performance or payment to third parties, which amounted to $72 million at March 31, 2005. The letters of credit, which are renewed annually, primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

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

During the fourth quarter of 2004, the Company and its test kit manufacturing subsidiary, Nichols Institute Diagnostics, each received a subpoena from the United States Attorney’s office for the Eastern District of New York. The subpoenas seek the production of various business records, including documents related to parathyroid hormone testing and parathyroid hormone test kits manufactured by Nichols Institute Diagnostics. In addition, the Company is involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against the Company involve claims that are substantial in amount.

Although management believes that established reserves for claims are appropriate, it is possible that additional information (such as the indication by the government of criminal activity, additional tests being questioned or other changes in the government’s or private claimants’ theories of wrongdoing) may become available which may cause the final resolution of these matters to exceed established reserves by an amount which could be material to the Company’s results of operations and cash flows in the period in which such claims are settled. The Company does not believe that these issues will have a material adverse effect on its overall financial condition. However, the Company understands that there may be pending qui tam claims brought by former employees or other “whistle blowers”, or other pending claims as to which the Company has not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

As a general matter, providers of clinical laboratory testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company’s client base and reputation. The Company maintains various liability insurance coverages for claims that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results and other exposures. The Company’s insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. The basis for claims reserves considers actuarially determined losses based upon the Company’s historical and projected loss experience. Management believes that present insurance coverage and reserves are sufficient to cover currently estimated exposures. Although management cannot predict the outcome of any claims made against the Company, management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company’s financial position but may be material to the Company’s results of operations and cash flows in the period in which such claims are resolved.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

5.	STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three months ended March 31, 2005 were as follows:

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Compre- hensive Income	Treasury Stock, at Cost	Compre- hensive Income
Balance, December 31, 2004	98,110	$1,068	$2,195,346	$818,734	$(11)	$3,866	$(730,352)
Net income				131,611				$131,611
Other comprehensive loss						(2,700)		(2,700)
Comprehensive income								$128,911
Dividend declared				(18,210)
Issuance of common stock under benefit plans	94		3,182		(3,667)		4,801
Exercise of stock options	719		(25,223)				60,711
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(5)
Conversion of contingent convertible debentures	2,816		12,510				237,136
Tax benefits associated with stock-based compensation plans			11,274
Amortization of unearned compensation					190
Purchases of treasury stock	(628)						(62,300)
Balance, March 31, 2005	101,111	$1,068	$2,197,084	$932,135	$(3,488)	$1,166	$(490,004)

For the three months ended March 31, 2005, the Company repurchased approximately 628 thousand shares of its common stock at an average price of $99.16 per share for $62 million. For the three months ended March 31, 2005, the Company reissued approximately 2.8 million shares and 0.8 million shares in connection with the conversion of its Debentures and for employee benefit plans, respectively. Through March 31, 2005, the Company has repurchased approximately 12.9 million shares of its common stock at an average price of $81.45 for $1.1 billion. At March 31, 2005, $450 million of the share repurchase authorization remained available.

During the first quarter of 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per common share payable on April 20, 2005 to shareholders of record on April 6, 2005.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

Changes in stockholders’ equity for the three months ended March 31, 2004 were as follows:

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Compre- hensive Income	Treasury Stock, at Cost	Compre- hensive Income
Balance, December 31, 2003	102,814	$1,068	$2,267,014	$380,559	$(2,346)	$5,947	$(257,548)
Net income				116,149				$116,149
Other comprehensive loss						(2,398)		(2,398)
Comprehensive income								$113,751
Dividend declared				(15,557)
Issuance of common stock under benefit plans	49	1	3,065
Exercise of stock options	1,124		(35,620)				70,103
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(74)	(1)	(6,105)
Tax benefits associated with stock-based compensation plans			24,447
Amortization of unearned compensation					548
Purchases of treasury stock	(547)						(44,871)
Balance, March 31, 2004	103,366	$1,068	$2,252,801	$481,151	$(1,798)	$3,549	$(232,316)

For the three months ended March 31, 2004, the Company purchased 547 thousand shares of its common stock at an average price of $81.97 per share for $45 million and reissued 1.0 million shares in connection with employee benefit plans.

6.	SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended March 31,
	2005	2004
Depreciation expense	$41,597	$39,006

Interest expense	(13,017)	(15,050)
Interest income	234	406
Interest expense, net	(12,783)	(14,644)

Interest paid	22,001	21,903
Income taxes paid	6,396	3,571

Non-cash financing activities:
Conversion of contingent convertible debentures	$244,338	$–

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

7.	SUMMARIZED FINANCIAL INFORMATION

The Company’s 6¾% senior notes due 2006, 7½% senior notes due 2011 and the Debentures are guaranteed by the Company’s wholly owned subsidiaries that operate clinical laboratories in the United States (the “Subsidiary Guarantors”). With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign subsidiaries and less than wholly owned subsidiaries. In January 2005, the Company completed its redemption of all of its outstanding Debentures (see Note 3 for further details).

In conjunction with the Company’s Secured Receivables Credit Facility, the Company maintains a wholly owned non-guarantor subsidiary, Quest Diagnostics Receivables Incorporated (“QDRI”). Through March 31, 2004, the Company and the Subsidiary Guarantors, with the exception of American Medical Laboratories, Incorporated (“AML”) and Unilab Corporation (“Unilab”), transferred all private domestic receivables (principally excluding receivables due from Medicare, Medicaid and other federal programs, and receivables due from customers of its joint ventures) to QDRI. Effective with the second quarter of 2004, the Company and Subsidiary Guarantors, including AML and Unilab, transfer all private domestic receivables to QDRI. QDRI utilizes the transferred receivables to collateralize the Company’s Secured Receivables Credit Facility. The Company and the Subsidiary Guarantors provide collection services to QDRI. QDRI uses cash collections principally to purchase new receivables from the Company and the Subsidiary Guarantors.

The following condensed consolidating financial data illustrates the composition of the combined guarantors. Investments in subsidiaries are accounted for by the parent using the equity method for purposes of the supplemental consolidating presentation. Earnings (losses) of subsidiaries are therefore reflected in the parent’s investment accounts and earnings. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2005

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$207,294	$1,047,183	$127,619	$(62,611)	$1,319,485

Operating costs and expenses:
Cost of services	119,482	614,547	46,053	–	780,082
Selling, general and administrative	21,802	225,454	66,101	(5,009)	308,348
Amortization of intangible assets	453	469	9	–	931
Royalty (income) expense	(85,785)	85,785	–	–	–
Other operating expense, net	–	2	209	–	211

Total operating costs and expenses	55,952	926,257	112,372	(5,009)	1,089,572

Operating income	151,342	120,926	15,247	(57,602)	229,913
Non-operating (expenses) income, net	(13,544)	(54,577)	692	57,602	(9,827)

Income before taxes	137,798	66,349	15,939	–	220,086
Income tax expense	55,150	26,539	6,786	–	88,475

Income before equity earnings	82,648	39,810	9,153	–	131,611
Equity earnings from subsidiaries	48,963	–	–	(48,963)	–

Net income	$131,611	$39,810	$9,153	$(48,963)	$131,611

Condensed Consolidating Statement of Operations

Three Months Ended March 31, 2004

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$200,225	$992,321	$121,658	$(58,462)	$1,255,742

Operating costs and expenses:
Cost of services	120,820	573,835	42,626	–	737,281
Selling, general and administrative	27,916	225,625	58,335	(4,331)	307,545
Amortization of intangible assets	523	1,532	9	–	2,064
Royalty (income) expense	(80,999)	80,999	–	–	–
Other operating (income) expense, net	(736)	19	690	–	(27)

Total operating costs and expenses	67,524	882,010	101,660	(4,331)	1,046,863

Operating income	132,701	110,311	19,998	(54,131)	208,879
Non-operating expenses, net	(14,696)	(51,719)	(1,058)	54,131	(13,342)

Income before taxes	118,005	58,592	18,940	–	195,537
Income tax expense	49,705	23,437	6,246	–	79,388

Income before equity earnings	68,300	35,155	12,694	–	116,149
Equity earnings from subsidiaries	47,849	–	–	(47,849)	–

Net income	$116,149	$35,155	$12,694	$(47,849)	$116,149

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

Condensed Consolidating Balance Sheet

March 31, 2005

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$70,014	$4,939	$11,209	$–	$86,162
Accounts receivable, net	21,347	86,792	594,280	–	702,419
Other current assets	42,555	116,504	91,625	–	250,684

Total current assets	133,916	208,235	697,114	–	1,039,265
Property, plant and equipment, net	213,965	393,334	26,463	–	633,762
Goodwill and intangible assets, net	157,568	2,332,706	45,603	–	2,535,877
Intercompany receivable (payable)	474,905	(154,857)	(320,048)	–	–
Investment in subsidiaries	2,148,514	–	–	(2,148,514)	–
Other assets	49,276	46,246	37,541	–	133,063

Total assets	$3,178,144	$2,825,664	$486,673	$(2,148,514)	$4,341,967

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$426,323	$243,423	$32,403	$–	$702,149
Short-term borrowings and current portion of long-term debt	20	167	229,920	–	230,107

Total current liabilities	426,343	243,590	262,323	–	932,256
Long-term debt	70,516	551,613	1,957	–	624,086
Other liabilities	43,324	80,627	23,713	–	147,664
Stockholders’ equity	2,637,961	1,949,834	198,680	(2,148,514)	2,637,961

Total liabilities and stockholders’ equity	$3,178,144	$2,825,664	$486,673	$(2,148,514)	$4,341,967

Condensed Consolidating Balance Sheet

December 31, 2004

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$56,424	$6,058	$10,820	$–	$73,302
Accounts receivable, net	22,365	75,359	551,557	–	649,281
Other current assets	12,032	109,100	87,365	–	208,497

Total current assets	90,821	190,517	649,742	–	931,080
Property, plant and equipment, net	213,416	379,952	26,117	–	619,485
Goodwill and intangible assets, net	158,021	2,315,015	45,376	–	2,518,412
Intercompany receivable (payable)	493,578	(124,047)	(369,531)	–	–
Investment in subsidiaries	2,109,612	–	–	(2,109,612)	–
Other assets	49,031	49,100	36,680	–	134,811

Total assets	$3,114,479	$2,810,537	$388,384	$(2,109,612)	$4,203,788

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$368,363	$268,420	$32,204	$–	$668,987
Short-term borrowings and current portion of long-term debt	244,713	167	129,921	–	374,801

Total current liabilities	613,076	268,587	162,125	–	1,043,788
Long-term debt	170,293	551,771	1,957	–	724,021
Other liabilities	42,459	80,155	24,714	–	147,328
Stockholders’ equity	2,288,651	1,910,024	199,588	(2,109,612)	2,288,651

Total liabilities and stockholders’ equity	$3,114,479	$2,810,537	$388,384	$(2,109,612)	$4,203,788

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2005

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$131,611	$39,810	$9,153	$(48,963)	$131,611
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,173	26,793	2,562	–	42,528
Provision for doubtful accounts	1,323	9,818	48,276	–	59,417
Other, net	(51,065)	978	823	48,963	(301)
Changes in operating assets and liabilities	(15,916)	(771)	(80,539)	–	(97,226)

Net cash provided by (used in) operating activities	79,126	76,628	(19,725)	–	136,029
Net cash provided by (used in) investing activities	76,657	(54,899)	(3,031)	(93,920)	(75,193)
Net cash (used in) provided by financing activities	(142,193)	(22,848)	23,145	93,920	(47,976)

Net change in cash and cash equivalents	13,590	(1,119)	389	–	12,860
Cash and cash equivalents, beginning of period	56,424	6,058	10,820	–	73,302

Cash and cash equivalents, end of period	$70,014	$4,939	$11,209	$–	$86,162

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2004

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$116,149	$35,155	$12,694	$(47,849)	$116,149
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,803	24,848	2,419	–	41,070
Provision for doubtful accounts	1,148	15,510	39,968	–	56,626
Other, net	9,342	(7,805)	(9,598)	47,849	39,788
Changes in operating assets and liabilities	(68,855)	59,399	(133,486)	–	(142,942)

Net cash provided by (used in) operating activities	71,587	127,107	(88,003)	–	110,691
Net cash used in investing activities	(10,169)	(23,914)	(1,983)	(9,392)	(45,458)
Net cash (used in) provided by financing activities	(25,791)	(103,989)	90,272	9,392	(30,116)

Net change in cash and cash equivalents	35,627	(796)	286	–	35,117
Cash and cash equivalents, beginning of period	141,588	1,991	11,379	–	154,958

Cash and cash equivalents, end of period	$177,215	$1,195	$11,665	$–	$190,075

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for it is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our 2004 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2005 Compared with Three Months Ended March 31, 2004

Net income for the three months ended March 31, 2005 increased to $132 million from $116 million for the prior year period. This increase in earnings was primarily attributable to revenue growth, partially offset by investments in our operations.

Net Revenues

Net revenues for the three months ended March 31, 2005 grew by 5.1% over the prior year level. The increase in net revenues was driven by improvements in testing volumes, measured by the number of requisitions, and increases in average revenue per requisition.

For the three months ended March 31, 2005, clinical testing volume increased 2.8% compared to the prior year period. First quarter volume growth compared to the prior year was reduced by about one percent due to the benefit from Leap Year in 2004.

Average revenue per requisition improved 2.3% compared to the prior year period. This improvement is primarily attributable to a continuing shift in test mix to higher value testing, including gene-based testing, and increases in the number of tests ordered per requisition, in addition to modest price increases. These factors are expected to continue as the primary drivers of increases in revenue per requisition, although to a lesser extent than the past several years.

Operating Costs and Expenses

Total operating costs and expenses for the three months ended March 31, 2005 increased $43 million from the prior year period primarily due to increases in our clinical testing volume. The increased costs were primarily in the areas of employee compensation and benefits and testing supplies. While our cost structure has been favorably impacted by efficiencies generated from our Six Sigma and standardization initiatives, we continue to make investments in sales, service, science, and information technology to further differentiate our Company.

Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 59.1% of net revenues for the three months ended March 31, 2005, increasing from 58.7% of net revenues in the prior year period. This increase was primarily the result of increases related to testing supplies, initial installation costs associated with deploying our Internet-based orders and results systems in physicians’ offices and an increase in the number of phlebotomists in our patient service centers to support an increasing percentage of our volume generated from these sites, partially offset by the increase in average revenue per requisition and efficiency gains resulting from our Six Sigma and standardization initiatives. At March 31, 2005, 43% of our orders and 64% of our test results were being transmitted via the Internet. This compares to approximately 30% and 40%, respectively, at March 31, 2004. The increase in the number of orders and test results reported via our Internet-based systems is improving the initial collection of billing information which is reducing the cost of billing and bad debt expense, both of which are components of selling, general and administrative expenses.

Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, was 23.4% of net revenues during the three months ended March 31, 2005, decreasing from 24.5% in the prior year period. This improvement was primarily due to revenue growth, which has allowed us to leverage our expense base, as well as efficiencies from our Six Sigma and standardization initiatives. During the first quarter of 2005, bad debt expense was 4.5% of net revenues, consistent with the prior year period. We believe that our Six Sigma and standardization initiatives and the increased use of electronic ordering by our customers will provide additional opportunities to further improve our overall collection experience and cost structure.

Operating Income

Operating income improved to $230 million, or 17.4% of net revenues, from $209 million, or 16.6% of net revenues, in the prior year period. The increase in operating income was principally driven by revenue growth and a reduction in selling, general and administrative expenses as a percentage of net revenues. Partially offsetting these improvements were increased costs of services as a percentage of net revenues as a result of investments in our operations.

Interest Expense, net

Interest expense, net for the three months ended March 31, 2005 decreased from the prior year period primarily due to the redemption of our contingent convertible debentures in January 2005, as well as our 2004 refinancing. See Note 10 to the Consolidated Financial Statements contained in our 2004 Annual Report on Form 10-K for a further discussion of the redemption and the debt refinancing.

Other Income, net

Other income, net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets.

Impact of Contingent Convertible Debentures on Earnings per Common Share

Due to a required change in accounting effective December 31, 2004, we included the dilutive effect of our 1¾% contingent convertible debentures, or the Debentures, in our dilutive earnings per common share calculations using the if-converted method, regardless of whether or not the holders of these securities were permitted to exercise their conversion rights, and retroactively restated previously reported diluted earnings per common share. References to previously reported diluted weighted average common shares outstanding, including diluted earnings per common share calculations and related disclosures, have been restated to give effect to the required change in accounting for all periods presented. This change reduced previously reported diluted earnings per common share by approximately 2% for the quarter ended March 31, 2004. See Note 10 to the Consolidated Financial Statements contained in our 2004 Annual Report on Form 10-K for a further discussion of the Debentures.

Quantitative and Qualitative Disclosures About Market Risk

We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that may include the use of derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. We do not believe that our foreign exchange exposure is material to our financial position or results of operations. See Note 2 to the Consolidated Financial Statements contained in our 2004 Annual Report on Form 10-K for additional discussion of our financial instruments and hedging activities.

At March 31, 2005 and December 31, 2004, the fair value of our debt was estimated at approximately $0.9 billion and $1.2 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2005 and December 31, 2004, the estimated fair value exceeded the carrying value of the debt by approximately $49 million and $84 million, respectively. An assumed 10% increase in interest rates (representing approximately 55 and 45 basis points at March 31, 2005 and December 31, 2004, respectively) would reduce the estimated fair value of our debt by approximately $9 million and $17 million at March 31, 2005 and December 31, 2004, respectively.

Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility and our term loan due December 2008 are subject to variable interest rates. Interest on the secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Interest rates on our senior unsecured revolving credit facility and term loan due December 2008 are subject to a pricing schedule that can fluctuate based on changes in our credit rating. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit rating. As of March 31, 2005, our borrowing rates for our LIBOR-based loans ranged from LIBOR plus 0.55% to LIBOR plus 0.625%. At March 31, 2005, there was $230 million of borrowings outstanding under our $300 million secured receivables credit facility, $75 million outstanding under our term loan due December 2008 and no borrowings outstanding under our $500 million senior unsecured revolving credit facility. Based on our net exposure to interest rate changes, an assumed 10% change in interest rates on our variable rate indebtedness (representing approximately 28 basis points) would impact annual net interest expense by approximately $0.8 million, assuming no changes to the debt outstanding at March 31, 2005. See Note 3 to the interim consolidated financial statements for details regarding our debt outstanding.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2005 totaled $86 million, compared to $73 million at December 31, 2004. Cash flows from operating activities in 2005 were $136 million, which were used to fund investing and financing activities, which required cash of $75 million and $48 million, respectively. Cash and cash equivalents at March 31, 2004 totaled $190 million, compared to $155 million at December 31, 2003. Cash flows from operating activities in 2004 provided cash of $111 million, which were used to fund investing and financing activities of $45 million and $30 million, respectively.

Cash Flows From Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2005 was $136 million compared to $111 million in the prior year period. This increase was primarily due to improved operating performance as well as the timing and net amount of various payments for taxes and other liabilities, partially offset by an increase in accounts receivable associated with growth in net revenues. Days sales outstanding, a measure of billing and collection efficiency, was 46 days at March 31, 2005, compared to 47 days at December 31, 2004.

Cash Flows From Investing Activities

Net cash used in investing activities for the three months ended March 31, 2005 was $75 million, consisting primarily of capital expenditures of $55 million and an acquisition of a small regional laboratory for $19 million.

Net cash used in investing activities for the three months ended March 31, 2004 was $45 million, consisting primarily of capital expenditures.

Cash Flows From Financing Activities

Net cash used in financing activities for the three months ended March 31, 2005 was $48 million, consisting primarily of purchases of treasury stock totaling $62 million and dividend payments of $15 million, partially offset by $35 million received from the exercise of stock options. In addition, we repaid the remaining $100 million of principal outstanding under our senior unsecured revolving credit facility with $100 million of borrowings under our secured receivables credit facility, which carries a slightly lower borrowing cost. The $62 million in treasury stock purchases represents 628 thousand shares of our common stock purchased at an average price of $99.16 per share.

Net cash used in financing activities in the three months ended March 31, 2004 was $30 million, consisting primarily of purchases of treasury stock totaling $45 million and $15 million in dividend payments, partially offset by $34 million received from the exercise of stock options. In addition, $75 million of borrowings under our term loan due December 2008 were used to repay $75 million under our term loan due June 2007. The $45 million in treasury stock purchases represents 547 thousand shares of our common stock purchased at an average price of $81.97 per share.

Dividend Policy

On January 27, 2005, our Board of Directors increased the quarterly cash dividend per common share by $0.03 to $0.18, payable on April 20, 2005, to shareholders of record on April 6, 2005. We have paid a dividend each quarter since January 2004. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

Share Repurchase Plan

For the three months ended March 31, 2005, we repurchased 628 thousand shares of our common stock at an average price of $99.16 per share for $62 million. Through March 31, 2005, we have repurchased approximately 12.9 million shares of our common stock at an average price of $81.45 for $1.1 billion under our share repurchase program. At March 31, 2005, our remaining authorizations for share repurchases totaled $450 million.

Contractual Obligations and Commitments

A description of the terms of our indebtedness, related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 10 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K. A discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase products or services at December 31, 2004 is contained in Note 14 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K. See Note 4 to the interim consolidated financial statements for information regarding the status of our remaining contractual obligations and commitments as of March 31, 2005. See Note 3 to the interim consolidated financial statements for information regarding the components of our outstanding indebtedness.

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

Unconsolidated Joint Ventures

We have investments in unconsolidated joint ventures in Phoenix, Arizona; Indianapolis, Indiana; and Dayton, Ohio, which are accounted for under the equity method of accounting. We believe that our transactions with our joint ventures are conducted at arm’s length, reflecting current market conditions and pricing. Total net revenues of our unconsolidated joint ventures, on a combined basis, are less than 6% of our consolidated net revenues. Total assets associated with our unconsolidated joint ventures are less than 3% of our consolidated total assets. We have no material unconditional obligations or guarantees to, or in support of, our unconsolidated joint ventures and their operations.

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

Impact of New Accounting Standard

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123, revised 2004, “Share-Based Payment”. The impact of this accounting standard is discussed in Note 1 to the interim consolidated financial statements.

Forward-Looking Statements

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may”, “believe”, “will”, “expect”, “project”, “estimate”, “anticipate”, “plan” or “continue”. These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could significantly cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. The Private Securities Litigation Reform Act of 1995 (the “Litigation Reform Act”) provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation.

We would like to take advantage of the “safe harbor” provisions of the Litigation Reform Act in connection with the forward-looking statements included in this document. The risks and other factors that could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements may include, but are not limited to, unanticipated expenditures, changing relationships with customers, payers, suppliers and strategic partners, competitive environment, changes in government regulations, conditions of the economy and other factors described in our 2004 Annual Report on Form 10-K and subsequent filings.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

(b)

During the first quarter of 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 4 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2005 - January 31, 2005	23,600	$94.99	23,600	$509,944
February 1, 2005 - February 28, 2005	176,900	$98.61	176,900	$492,499
March 1, 2005 - March 31, 2005	427,800	$99.61	427,800	$449,886
Total	628,300	$99.16	628,300	$449,886

In 2003, our Board of Directors authorized a share repurchase program, which permitted us to purchase up to $600 million of our common stock. In July 2004, our Board of Directors authorized us to purchase up to an additional $300 million of our common stock. Under a separate authorization from our Board of Directors, in December 2004 we repurchased 2.7 million shares of our common stock for approximately $254 million from GlaxoSmithKline plc. In January 2005, our Board of Directors expanded the share repurchase authorization by an additional $350 million.

Item 6.	Exhibits

Exhibits:
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 29, 2005

Quest Diagnostics Incorporated

By	/s/ Surya N. Mohapatra
Surya N. Mohapatra, Ph.D. Chairman, President and Chief Executive Officer

By	/s/ Robert A. Hagemann
Robert A. Hagemann Senior Vice President and Chief Financial Officer