Form 10-Q
period 2005-06-30
QUEST DIAGNOSTICS INC
filed 2005-07-28
CIK 1022079

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2005
Commission file number 001-12215

Quest Diagnostics Incorporated

1290 Wall Street West
Lyndhurst, NJ  07071
(201) 393-5000

Delaware
(State of Incorporation)

16-1387862
(I.R.S. Employer Identification Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   ☒   No   ☐

As of July 26, 2005 there were 202,988,456 outstanding shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net revenues	$1,377,529	$1,297,674	$2,697,014	$2,553,416

Operating costs and expenses:
Cost of services	798,678	747,577	1,578,760	1,484,858
Selling, general and administrative	315,674	307,402	624,022	614,947
Amortization of intangible assets	933	2,058	1,864	4,122
Other operating expense, net	1,091	10,618	1,302	10,591

Total operating costs and expenses	1,116,376	1,067,655	2,205,948	2,114,518

Operating income	261,153	230,019	491,066	438,898

Other income (expense):
Interest expense, net	(12,640)	(16,346)	(25,423)	(30,990)
Minority share of income	(5,072)	(5,019)	(10,085)	(9,473)
Equity earnings in unconsolidated joint ventures	6,440	5,397	13,654	9,954
Other income (expense), net	(544)	(1,223)	211	(24)

Total non-operating expenses, net	(11,816)	(17,191)	(21,643)	(30,533)

Income before taxes	249,337	212,828	469,423	408,365
Income tax expense	100,248	85,999	188,723	165,387

Net income	$149,089	$126,829	$280,700	$242,978

Earnings per common share:
Basic	$0.74	$0.62	$1.39	$1.18
Diluted	$0.72	$0.59	$1.36	$1.13

Weighted average common shares outstanding:
Basic	202,597	206,017	202,158	206,151
Diluted	206,554	216,508	206,348	216,853

Dividends per common share	$0.09	$0.075	$0.18	$0.15

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2005 AND DECEMBER 31, 2004
(in thousands, except per share data)
(unaudited)

	June 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$204,107	$73,302
Accounts receivable, net of allowance for doubtful accounts of $215,492 and $202,857 at June 30, 2005 and December 31, 2004, respectively	693,378	649,281
Inventories	76,264	75,327
Deferred income taxes	104,217	83,030
Prepaid expenses and other current assets	66,618	50,140

Total current assets	1,144,584	931,080
Property, plant and equipment, net	658,972	619,485
Goodwill, net	2,524,596	2,506,950
Intangible assets, net	10,546	11,462
Deferred income taxes	24,276	29,374
Other assets	144,630	105,437

Total assets	$4,507,604	$4,203,788

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$710,081	$668,987
Short-term borrowings and current portion of long-term debt	230,086	374,801

Total current liabilities	940,167	1,043,788
Long-term debt	624,150	724,021
Other liabilities	162,952	147,328
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 300,000 shares authorized; 213,647 and 213,567 shares issued at June 30, 2005 and December 31, 2004, respectively	2,136	1,068
Additional paid-in capital	2,187,299	2,195,346
Retained earnings	1,062,957	818,734
Unearned compensation	(3,149)	(11)
Accumulated other comprehensive income	684	3,866
Treasury stock, at cost; 10,815 and 17,347 shares at June 30, 2005 and December 31, 2004, respectively	(469,592)	(730,352)

Total stockholders’ equity	2,780,335	2,288,651

Total liabilities and stockholders’ equity	$4,507,604	$4,203,788

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$280,700	$242,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	85,531	83,917
Provision for doubtful accounts	119,266	112,338
Deferred income tax provision (benefit)	(10,439)	9,748
Minority share of income	10,085	9,473
Stock compensation expense	790	965
Tax benefits associated with stock-based compensation plans	19,920	39,983
Other, net	(1,135)	2,592
Changes in operating assets and liabilities:
Accounts receivable	(163,363)	(180,861)
Accounts payable and accrued expenses	14,688	(461)
Integration, settlement and other special charges	(1,105)	(16,341)
Income taxes payable	30,248	4,920
Other assets and liabilities, net	(14,677)	8,873

Net cash provided by operating activities	370,509	318,124

Cash flows from investing activities:
Capital expenditures	(123,870)	(90,847)
Business acquisition, net of cash acquired	(19,323)	—
Increase in investments and other assets	(23,698)	(2,876)
Proceeds from disposition of assets	34	4,741

Net cash used in investing activities	(166,857)	(88,982)

Cash flows from financing activities:
Proceeds from borrowings	99,999	304,921
Repayments of debt	(100,465)	(305,637)
Purchases of treasury stock	(91,988)	(271,103)
Exercise of stock options	64,163	66,839
Dividends paid	(33,228)	(30,943)
Distributions to minority partners	(11,328)	(8,314)
Financing costs paid	—	(2,061)

Net cash used in financing activities	(72,847)	(246,298)

Net change in cash and cash equivalents	130,805	(17,156)

Cash and cash equivalents, beginning of period	73,302	154,958

Cash and cash equivalents, end of period	$204,107	$137,802

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

                    On June 20, 2005, the Company effected a two-for-one stock split through the issuance of a stock dividend of one new share of common stock for each share of common stock held by stockholders of record on June 6, 2005.  References to the number of common shares and per common share amounts in the accompanying consolidated balance sheets and consolidated statements of operations, including earnings per common share calculations and related disclosures, have been restated to give retroactive effect to the stock split for all periods presented.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

                    The computation of basic and diluted earnings per common share (using the if-converted method) was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income available to common stockholders – basic	$149,089	$126,829	$280,700	$242,978
Add: Interest expense associated with the Debentures, net of related tax effects	—	831	82	1,662

Net income available to common stockholders – diluted	$149,089	$127,660	$280,782	$244,640

Weighted average common shares outstanding – basic	202,597	206,017	202,158	206,151

Effect of dilutive securities:
Stock options and restricted common stock	3,957	4,777	3,884	4,988
Debentures	—	5,714	306	5,714

Weighted average common shares outstanding – diluted	206,554	216,508	206,348	216,853

Basic earnings per common share	$0.74	$0.62	$1.39	$1.18

Diluted earnings per common share	$0.72	$0.59	$1.36	$1.13

                    Stock-Based Compensation

                    The Company has chosen to adopt the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure - an amendment of FASB Statement No. 123” (“SFAS 148”), and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations.  Under this approach, the cost of restricted stock awards is expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company’s Employee Stock Purchase Plan (“ESPP”) is disclosed, based on the vesting provisions of the individual grants, but not charged to expense.  Stock-based compensation expense recorded in accordance with APB 25, related to restricted stock awards, was $0.6 million and $0.5 million for the three months ended June 30, 2005 and 2004, respectively, and $0.8 million and $1.0 million for the six months ended June 30, 2005 and 2004, respectively.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
 (in thousands, unless otherwise indicated)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Net income:
Net income, as reported	$149,089	$126,829	$280,700	$242,978
Add: Stock-based compensation under APB 25	600	417	790	965
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(8,596)	(10,796)	(19,189)	(21,760)

Pro forma net income	$141,093	$116,450	$262,301	$222,183

Earnings per common share:
Basic – as reported	$0.74	$0.62	$1.39	$1.18

Basic – pro forma	$0.70	$0.57	$1.30	$1.08

Diluted – as reported	$0.72	$0.59	$1.36	$1.13

Diluted – pro forma	$0.68	$0.54	$1.27	$1.03

                    The fair value of each stock option award granted prior to January 1, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model.  The fair value of each stock option award granted subsequent to January 1, 2005 was estimated on the date of grant using a lattice-based option-valuation model.  Management believes a lattice-based option-valuation model provides a more accurate measure of fair value.  The expected volatility in connection with the Black-Scholes option-pricing model was based on the historical volatility of the Company’s stock, while the expected volatility under the lattice-based option-valuation model was based on the current and the historical implied volatilities from traded options of the Company’s stock.  The weighted average assumptions used in valuing options granted in the periods presented are noted in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Dividend yield	0.7%	0.7%	0.7%	0.7%
Risk-free interest rate	4.0%	3.7%	4.0%	3.1%
Expected volatility	22.4%	47.1%	23.0%	47.2%
Expected holding period, in years	6	5	6	5

                    New Accounting Standards

                    In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, revised 2004, “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires that companies recognize compensation cost relating to share-based payment transactions based on the fair value of the equity or liability instruments issued.  SFAS 123R is effective for annual periods beginning after June 15, 2005. The Company expects to adopt SFAS 123R effective January 1, 2006 using the modified prospective approach.  Under this approach, awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS 123R.  Unvested awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123 except that compensation costs will be recognized in the Company’s results of operations.  The Company has not completely finalized what changes will be made to its equity compensation plans in light of the accounting change, and therefore is not yet in a position to quantify its impact.

                    In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB No. 20 “Accounting Changes”, and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for the Company beginning January 1, 2006.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
 (in thousands, unless otherwise indicated)
(unaudited)

2.	GOODWILL AND INTANGIBLE ASSETS

                    Goodwill at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004

Goodwill	$2,712,649	$2,695,003
Less: accumulated amortization	(188,053)	(188,053)

Goodwill, net	$2,524,596	$2,506,950

                    The changes in the gross carrying amount of goodwill for the six-month period ended June 30, 2005 and for the year ended December 31, 2004 are as follows:

	June 30, 2005	December 31, 2004

Balance at beginning of period	$2,695,003	$2,706,928
Goodwill acquired during the period	17,646	—
Other	—	(11,925)

Balance at end of period	$2,712,649	$2,695,003

                    During the six months ended June 30, 2005, the Company completed an acquisition of a small regional laboratory for $19 million in cash.

                    For the year ended December 31, 2004, the reduction in goodwill was primarily related to an increase in pre-acquisition tax net operating losses and credit carryforwards associated with businesses acquired.

                    Intangible assets at June 30, 2005 and December 31, 2004 consisted of the following:

		June 30, 2005			December 31, 2004

	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Non-compete agreements	5 years	$45,692	$(43,301)	$2,391	$44,942	$(42,348)	$2,594
Customer lists	15 years	42,423	(37,729)	4,694	42,225	(37,197)	5,028
Other	6 years	6,850	(3,389)	3,461	6,850	(3,010)	3,840

Total	10 years	$94,965	$(84,419)	$10,546	$94,017	$(82,555)	$11,462

                    Amortization expense related to intangible assets was $933 and $2,058 for the three months ended June 30, 2005 and 2004, respectively.  For the six months ended June 30, 2005 and 2004, amortization expense related to intangible assets was $1,864 and $4,122, respectively.

                    The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2005 is as follows:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
 (in thousands, unless otherwise indicated)
(unaudited)

Fiscal Year Ending December 31,

Remainder of 2005	$1,718
2006	2,712
2007	1,321
2008	1,127
2009	1,028
2010	784
Thereafter	1,856

Total	$10,546

3.	DEBT

                    Short-term borrowings and current portion of long-term debt at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004

Borrowings under $300 million Secured Receivables Credit Facility	$229,920	$129,921
Debentures called for redemption in December 2004	—	244,660
Current portion of long-term debt	166	220

Total short-term borrowings and current portion of long-term debt	$230,086	$374,801

                    Long-term debt at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30, 2005	December 31, 2004

Term loan due December 2008	$75,000	$75,000
Borrowings under $500 million Credit Facility	—	100,000
6¾% senior notes due July 2006	274,687	274,531
7½% senior notes due July 2011	274,337	274,281
Other	292	429

Total	624,316	724,241
Less: current portion	166	220

Total long-term debt	$624,150	$724,021

                    In December 2004, the Company called for redemption all of its outstanding Debentures.  Under the terms of the Debentures, the holders of the Debentures had an option to submit their Debentures for redemption at par plus accrued and unpaid interest or convert their Debentures into shares of the Company’s common stock at a conversion price of $43.75 per share.  Through December 31, 2004, $3.2 million of principal of the Debentures were converted into less than 0.1 million shares of the Company’s common stock.  The outstanding principal of the Debentures at December 31, 2004 was classified as a current liability within short-term borrowings and current portion of long-term debt on the Company’s consolidated balance sheet.  As of January 18, 2005, the redemption was completed and $0.4 million of principal was redeemed for cash and $249.6 million of principal was converted into approximately 5.7 million shares of the Company’s common stock.

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

                    The Company has standby letters of credit issued under its $75 million letter of credit lines to ensure its performance or payment to third parties, which amounted to $72 million at June 30, 2005.  The letters of credit, which are renewed annually, primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

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

                    During the second quarter of 2005, the Company received a subpoena from the United States Attorney’s office for the District of New Jersey.  The subpoena seeks the production of business and financial records regarding capitation and risk sharing arrangements with government and private payers for the years 1993 through 1999.

                    During the fourth quarter of 2004, the Company and its test kit manufacturing subsidiary, NID, each received a subpoena from the United States Attorney’s office for the Eastern District of New York.  The subpoenas seek the production of various business records, including documents related to parathyroid hormone testing and parathyroid hormone test kits manufactured by NID. NID is currently undergoing an inspection by the U.S. Food and Drug Administration (“FDA”).  As a result of such inspection, it is likely that the FDA will give notice to NID that it is not in compliance with applicable regulatory requirements.  Noncompliance with FDA regulatory requirements or failure to take adequate and timely corrective action on the part of NID, could lead to regulatory or enforcement action by the FDA against NID, including, but not limited to, a warning letter, injunction, suspension of production and/or distribution, seizure or recall of products, fines or penalties, denial of premarket clearance, recommendation against award of government contracts, and criminal prosecution.  NID is fully cooperating with the FDA.

                    In addition, the Company is involved in various legal proceedings arising in the ordinary course of business.  Some of the proceedings against the Company involve claims that are substantial in amount.

                     Although management believes that reserves for the matters discussed above are adequate, it is possible that the final resolution of these matters could be material to the Company’s results of operations or cash flows in the period in which such matters are settled.  The Company does not believe that these issues will have a material adverse effect on its overall financial condition.  However, the Company understands that there may be pending qui tam claims brought by former employees or other “whistle blowers”, or other pending claims as to which the Company has not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

                    As a general matter, providers of clinical laboratory testing services may be subject to lawsuits alleging negligence or other similar legal claims.  These suits could involve claims for substantial damages.  Any professional liability litigation could also have an adverse impact on the Company’s client base and reputation.  The Company maintains various liability insurance coverage for claims that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results and other exposures.  The Company’s insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims.  The basis for claims reserves considers actuarially determined losses based upon the Company’s historical and projected loss experience.  Management believes that present insurance coverage and reserves are sufficient to cover currently estimated exposures.  management cannot predict the outcome of any claims made against the Company, management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company’s financial

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

position but may be material to the Company’s results of operations or cash flows in the period in which such claims are resolved.

5.	STOCKHOLDERS’ EQUITY

                    Changes in stockholders’ equity for the six months ended June 30, 2005 were as follows:

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Compre- hensive Income	Treasury Stock, at Cost	Compre- hensive Income

Balance, December 31, 2004	196,220	$1,068	$2,195,346	$818,734	$(11)	$3,866	$(730,352)
Net income				280,700				$280,700
Other comprehensive loss						(3,182)		(3,182)

Comprehensive income								$277,518

Adjustment for 2-for-1 stock split		1,068	(1,068)
Dividends declared				(36,477)
Issuance of common stock under benefit plans	288		3,237		(3,928)		8,808
Exercise of stock options	2,508		(42,641)				106,804
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(5)
Conversion of contingent convertible debentures	5,632		12,510				237,136
Tax benefits associated with stock-based compensation plans			19,920
Amortization of unearned compensation					790
Purchases of treasury stock	(1,816)						(91,988)

Balance, June 30, 2005	202,832	$2,136	$2,187,299	$1,062,957	$(3,149)	$684	$(469,592)

                    For the three months ended June 30, 2005, the Company repurchased approximately 0.6 million shares of its common stock at an average price of $53.03 per share for $30 million.  For the six months ended June 30, 2005, the Company repurchased approximately 1.8 million shares of its common stock at an average price of $50.64 per share for $92 million. For the three and six months ended June 30, 2005, the Company reissued approximately 1.2 million and 2.7 million shares, respectively, for employee benefit plans.  For the six months ended June 30, 2005, the Company has reissued approximately 5.6 million shares in connection with the conversion of its Debentures.  Through June 30, 2005, the Company has repurchased approximately 26.5 million shares of its common stock at an average price of $40.98 for $1.1 billion.  At June 30, 2005, $420 million of the share repurchase authorization remained available.

                    During each of the first and second quarters of 2005, the Company’s Board of Directors declared a quarterly cash dividend of $0.09 per common share payable on April 20, 2005 to shareholders of record on April 6, 2005 and July 22, 2005 to shareholders of record on July 8, 2005, respectively.  The quarterly dividends were paid on April 20, 2005 and July 22, 2005 and totaled approximately $18.2 million each quarter.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

                    Changes in stockholders’ equity for the six months ended June 30, 2004 were as follows:

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Compre- hensive Income	Treasury Stock, at Cost	Compre- hensive Income

Balance, December 31, 2003	205,627	$1,068	$2,267,014	$380,559	$(2,346)	$5,947	$(257,548)
Net income				242,978				$242,978
Other comprehensive loss						(4,938)		(4,938)

Comprehensive income								$238,040

Dividends declared				(30,829)
Issuance of common stock under benefit plans	188	1	1,777		962		4,310
Exercise of stock options	4,163		(70,757)				137,596
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(152)	(1)	(6,265)
Tax benefits associated with stock-based compensation plans			39,983
Amortization of unearned compensation					965
Purchases of treasury stock	(6,397)						(271,103)

Balance, June 30, 2004	203,429	$1,068	$2,231,752	$592,708	$(419)	$1,009	$(386,745)

                    For the three months ended June 30, 2004, the Company purchased 5.3 million shares of its common stock at an average price of $42.67 per share for $226 million and reissued 2.0 million shares in connection with employee benefit plans.  For the six months ended June 30, 2004, the Company purchased 6.4 million shares of its common stock at an average price of $42.38 per share for $271 million and reissued 4.2 million shares in connection with employee benefit plans.

6.	SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended June 30,		Six Months Ended June 30,

	2005	2004	2005	2004

Depreciation expense	$42,071	$40,789	$83,667	$79,795

Interest expense	(13,359)	(16,768)	(26,376)	(31,818)
Interest income	719	422	953	828

Interest expense, net	(12,640)	(16,346)	(25,423)	(30,990)

Interest paid	2,974	4,012	24,975	25,915
Income taxes paid	142,581	108,820	148,977	112,391

Non-cash financing activities:
Conversion of Debentures	$—	$—	$244,338	$—

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2005

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$224,352	$1,086,547	$132,474	$(65,844)	$1,377,529

Operating costs and expenses:
Cost of services	122,143	630,079	46,456	—	798,678
Selling, general and administrative	24,495	227,745	68,702	(5,268)	315,674
Amortization of intangible assets	457	467	9	—	933
Royalty (income) expense	(89,446)	89,446	—	—	—
Other operating expense (income), net	1,088	(2)	5	—	1,091

Total operating costs and expenses	58,737	947,735	115,172	(5,268)	1,116,376

Operating income	165,615	138,812	17,302	(60,576)	261,153
Non-operating expenses, net	(15,519)	(56,084)	(789)	60,576	(11,816)

Income before taxes	150,096	82,728	16,513	—	249,337
Income tax expense	60,324	33,091	6,833	—	100,248

Income before equity earnings	89,772	49,637	9,680	—	149,089
Equity earnings from subsidiaries	59,317	—	—	(59,317)	—

Net income	$149,089	$49,637	$9,680	$(59,317)	$149,089

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2004

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$209,548	$1,021,661	$133,259	$(66,794)	$1,297,674

Operating costs and expenses:
Cost of services	115,462	586,962	45,153	—	747,577
Selling, general and administrative	27,528	220,894	63,927	(4,947)	307,402
Amortization of intangible assets	503	1,546	9	—	2,058
Royalty (income) expense	(82,968)	82,968	—	—	—
Other operating expense (income), net	10,622	3	(7)	—	10,618

Total operating costs and expenses	71,147	892,373	109,082	(4,947)	1,067,655

Operating income	138,401	129,288	24,177	(61,847)	230,019
Non-operating expenses, net	(20,832)	(57,301)	(905)	61,847	(17,191)

Income before taxes	117,569	71,987	23,272	—	212,828
Income tax expense	47,280	28,795	9,924	—	85,999

Income before equity earnings	70,289	43,192	13,348	—	126,829
Equity earnings from subsidiaries	56,540	—	—	(56,540)	—

Net income	$126,829	$43,192	$13,348	$(56,540)	$126,829

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2005

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$431,646	$2,133,730	$260,093	$(128,455)	$2,697,014

Operating costs and expenses:
Cost of services	241,625	1,244,626	92,509	—	1,578,760
Selling, general and administrative	46,297	453,199	134,803	(10,277)	624,022
Amortization of intangible assets	910	936	18	—	1,864
Royalty (income) expense	(175,231)	175,231	—	—	—
Other operating expense, net	1,088	—	214	—	1,302

Total operating costs and expenses	114,689	1,873,992	227,544	(10,277)	2,205,948

Operating income	316,957	259,738	32,549	(118,178)	491,066
Non-operating expenses, net	(29,063)	(110,661)	(97)	118,178	(21,643)

Income before taxes	287,894	149,077	32,452	—	469,423
Income tax expense	115,474	59,630	13,619	—	188,723

Income before equity earnings	172,420	89,447	18,833	—	280,700
Equity earnings from subsidiaries	108,280	—	—	(108,280)	—

Net income	$280,700	$89,447	$18,833	$(108,280)	$280,700

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2004

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$409,773	$2,013,982	$254,917	$(125,256)	$2,553,416

Operating costs and expenses:
Cost of services	236,282	1,160,797	87,779	—	1,484,858
Selling, general and administrative	55,444	446,519	122,262	(9,278)	614,947
Amortization of intangible assets	1,026	3,078	18	—	4,122
Royalty (income) expense	(163,967)	163,967	—	—	—
Other operating expense, net	9,886	22	683	—	10,591

Total operating costs and expenses	138,671	1,774,383	210,742	(9,278)	2,114,518

Operating income	271,102	239,599	44,175	(115,978)	438,898
Non-operating expenses, net	(35,528)	(109,020)	(1,963)	115,978	(30,533)

Income before taxes	235,574	130,579	42,212	—	408,365
Income tax expense	96,985	52,232	16,170	—	165,387

Income before equity earnings	138,589	78,347	26,042	—	242,978
Equity earnings from subsidiaries	104,389	—	—	(104,389)	—

Net income	$242,978	$78,347	$26,042	$(104,389)	$242,978

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Balance Sheet
June 30, 2005

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$193,873	$3,421	$6,813	$—	$204,107
Accounts receivable, net	29,730	84,994	578,654	—	693,378
Other current assets	31,154	121,808	94,137	—	247,099

Total current assets	254,757	210,223	679,604	—	1,144,584
Property, plant and equipment, net	212,255	416,444	30,273	—	658,972
Goodwill and intangible assets, net	157,113	2,332,435	45,594	—	2,535,142
Intercompany receivable (payable)	376,416	(66,998)	(309,418)	—	—
Investment in subsidiaries	2,195,899	—	—	(2,195,899)	—
Other assets	87,635	43,090	38,181	—	168,906

Total assets	$3,284,075	$2,935,194	$484,234	$(2,195,899)	$4,507,604

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$384,411	$293,957	$31,713	$—	$710,081
Short-term borrowings and current portion of long-term debt	—	166	229,920	—	230,086

Total current liabilities	384,411	294,123	261,633	—	940,167
Long-term debt	70,528	551,664	1,958	—	624,150
Other liabilities	48,801	89,936	24,215	—	162,952
Stockholders’ equity	2,780,335	1,999,471	196,428	(2,195,899)	2,780,335

Total liabilities and stockholders’ equity	$3,284,075	$2,935,194	$484,234	$(2,195,899)	$4,507,604

Condensed Consolidating Balance Sheet
December 31, 2004

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$56,424	$6,058	$10,820	$—	$73,302
Accounts receivable, net	22,365	75,359	551,557	—	649,281
Other current assets	12,032	109,100	87,365	—	208,497

Total current assets	90,821	190,517	649,742	—	931,080
Property, plant and equipment, net	213,416	379,952	26,117	—	619,485
Goodwill and intangible assets, net	158,021	2,315,015	45,376	—	2,518,412
Intercompany receivable (payable)	493,578	(124,047)	(369,531)	—	—
Investment in subsidiaries	2,109,612	—	—	(2,109,612)	—
Other assets	49,031	49,100	36,680	—	134,811

Total assets	$3,114,479	$2,810,537	$388,384	$(2,109,612)	$4,203,788

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$368,363	$268,420	$32,204	$—	$668,987
Short-term borrowings and current portion of long-term debt	244,713	167	129,921	—	374,801

Total current liabilities	613,076	268,587	162,125	—	1,043,788
Long-term debt	170,293	551,771	1,957	—	724,021
Other liabilities	42,459	80,155	24,714	—	147,328
Stockholders’ equity	2,288,651	1,910,024	199,588	(2,109,612)	2,288,651

Total liabilities and stockholders’ equity	$3,114,479	$2,810,537	$388,384	$(2,109,612)	$4,203,788

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2005

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$280,700	$89,447	$18,833	$(108,280)	$280,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,426	53,946	5,159	—	85,531
Provision for doubtful accounts	2,690	19,788	96,788	—	119,266
Other, net	(89,198)	(1,883)	2,022	108,280	19,221
Changes in operating assets and liabilities	21,573	(48,657)	(107,125)	—	(134,209)

Net cash provided by operating activities	242,191	112,641	15,677	—	370,509
Net cash provided by (used in) investing activities	56,692	(101,450)	(10,647)	(111,452)	(166,857)
Net cash used in financing activities	(161,434)	(13,828)	(9,037)	111,452	(72,847)

Net change in cash and cash equivalents	137,449	(2,637)	(4,007)	—	130,805
Cash and cash equivalents, beginning of period	56,424	6,058	10,820	—	73,302

Cash and cash equivalents, end of period	$193,873	$3,421	$6,813	$—	$204,107

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2004

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$242,978	$78,347	$26,042	$(104,389)	$242,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,519	50,474	4,924	—	83,917
Provision for doubtful accounts	2,409	25,143	84,786	—	112,338
Other, net	(29,288)	(17,501)	5,161	104,389	62,761
Changes in operating assets and liabilities	(4,162)	24,705	(204,413)	—	(183,870)

Net cash provided by (used in) operating activities	240,456	161,168	(83,500)	—	318,124
Net cash provided by (used in) investing activities	107,719	(52,066)	(3,957)	(140,678)	(88,982)
Net cash (used in) provided by financing activities	(366,761)	(108,224)	88,009	140,678	(246,298)

Net change in cash and cash equivalents	(18,586)	878	552	—	(17,156)
Cash and cash equivalents, beginning of period	141,588	1,991	11,379	—	154,958

Cash and cash equivalents, end of period	$123,002	$2,869	$11,931	$—	$137,802

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

                    Three and Six Months Ended June 30, 2005 Compared with Three and Six Months Ended June 30, 2004

                    Net income for the three months ended June 30, 2005 increased to $149 million from $127 million for the prior year period. For the six months ended June 30, 2005, net income increased to $281 million from $243 million for the prior year period. The increases in earnings were primarily attributable to revenue growth, partially offset by investments in our operations.  In addition, during the second quarter of 2004, $13.2 million in pre-tax charges were recorded which served to reduce our reported net income for both the three and six months ended June 30, 2004 by $7.9 million.  Of the $13.2 million of charges incurred in the second quarter of 2004, $10.3 million related to the acceleration of certain pension obligations in connection with the succession of the Company’s prior CEO, and the remaining $2.9 million represented the write-off of deferred financing costs associated with the refinancing of our bank debt and credit facility.

                    Net Revenues

                    Net revenues for the three and six months ended June 30, 2005 grew by 6.2% and 5.6%, respectively, over the prior year levels.  The increases in net revenues were driven by improvements in testing volumes, measured by the number of requisitions, and increases in average revenue per requisition in our clinical laboratory testing business.  Revenues from our other businesses, which represent approximately 4% of our consolidated net revenues, approximated those of the prior year for both the quarter and the year-to-date period.

                    For the three and six months ended June 30, 2005, clinical testing volume increased 5.3% and 4.0%, respectively, compared to the prior year periods.

                    Average revenue per requisition improved 1.2% and 1.7% for the three and six months ended June 30, 2005, respectively, compared to the prior year periods.  These improvements are primarily attributable to a continuing shift in test mix to higher value testing, including gene-based and esoteric testing, and increases in the number of tests ordered per requisition, partially offset by payer mix changes which served to reduce average revenue per requisition.  Management continues to expect that average revenue per requisition will typically grow approximately 2% in a given year, with some fluctuations on a quarter-to-quarter basis.

                    Operating Costs and Expenses

                    Total operating costs and expenses for the three and six months ended June 30, 2005 increased $49 million and $91 million, respectively, from the prior year periods primarily due to increases in our clinical testing volume.  The increased costs were primarily in the areas of employee compensation and benefits, and testing supplies.  While our cost structure has been favorably impacted by efficiencies generated from our Six Sigma and standardization initiatives, we continue to make investments in sales, service, science, and information technology to further differentiate our Company.

                    Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 58.0% of net revenues for the three months ended June 30, 2005, increasing from 57.6% of net revenues in the prior year period.  For the six months ended June 30, 2005, cost of services, as a percentage of net revenues, increased to 58.5% from 58.2% in the prior year period.  These increases were primarily the result of increases related to testing supplies, initial installation costs associated with deploying our Internet-based orders and results systems in physicians’ offices, and an increase in the number of phlebotomists in our patient service centers to support an increasing percentage of our volume generated from these sites, partially offset by the increase in average revenue per requisition and efficiency gains resulting from our Six Sigma and standardization initiatives.  At June 30, 2005, 44% of our orders and 69% of our test results were being transmitted via the Internet, both substantially greater than a year ago.  The increased use of our Internet-based systems is improving the initial collection of billing information which is reducing the cost of billing and bad debt expense, both of which are components of selling, general and administrative expenses, and reducing the cost associated with specimen processing, which is included in cost of services.

                    Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, was 22.9% of net revenues during the three months ended June 30, 2005, decreasing from 23.7% in the prior year period.  For the six months ended June 30, 2005, selling, general and administrative expenses, as a percentage of net revenues, decreased to 23.1% from 24.1% in the prior year period.  These improvements were primarily due to revenue growth, which has allowed us to leverage our expense base, as well as efficiencies from our Six Sigma and standardization initiatives.  For the three and six months ended June 30, 2005, bad debt expense was 4.3% and 4.4% of net revenues, respectively, consistent with the prior year levels.  We believe that our Six Sigma and standardization initiatives and the increased use of electronic ordering by our customers will provide additional opportunities to further improve our overall collection experience and cost structure.

                    Other operating expense, net represents miscellaneous income and expense items related to operating activities including gains and losses associated with the disposal of operating assets.  For the three and six months ended June 30, 2004, other operating expense, net includes a $10.3 million charge associated with the acceleration of certain pension obligations in connection with the succession of the Company’s prior CEO.

                    Operating Income

                    Operating income for the three months ended June 30, 2005 improved to $261 million, or 19.0% of net revenues, from $230 million, or 17.7% of net revenues, in the prior year period.  For the six months ended June 30, 2005, operating income improved to $491 million, or 18.2% of net revenues, from $439 million or 17.2% of net revenues, in the prior year period. Reflected in operating income and impacting cost of sales for both the three and six months ended June 30, 2005 is a charge of approximately $3 million, principally associated with a write-down of inventory and equipment, stemming from a voluntary product hold instituted at our test kit manufacturing subsidiary, NID. The increases in operating income for the three and six months ended June 30, 2005 were principally driven by revenue growth.  Also contributing to the increases is a $10.3 million charge in the second quarter of 2004 related to the acceleration of certain pension obligations associated with the succession of the Company’s prior CEO, which reduced operating income, as a percentage of net revenues, by 0.8% and 0.4%, respectively, for the three and six months ended June 30, 2004.  Partially offsetting these improvements were increased costs of services as a percentage of net revenues as a result of investments in our operations.

                    Other Income (Expense)

                    Interest expense, net for the three and six months ended June 30, 2005 decreased from the prior year periods primarily due to the redemption of our contingent convertible debentures in January 2005, as well as the 2004 refinancing of certain of our debt.   Interest expense, net for both the three and six months ended June 30, 2004, included a $2.9 million charge representing the write-off of deferred financing costs associated with our 2004 refinancing. See Note 10 to the Consolidated Financial Statements contained in our 2004 Annual Report on Form 10-K for a further discussion of the redemption and the debt refinancing.

                    Other income, net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets.

Impact of Contingent Convertible Debentures on Earnings per Common Share

                    Due to a required change in accounting effective December 31, 2004, we included the dilutive effect of our 1¾% contingent convertible debentures, or the Debentures, in our dilutive earnings per common share calculations using the if-converted method, regardless of whether or not the holders of these securities were permitted to exercise their conversion rights, and retroactively restated previously reported diluted earnings per common share.  References to previously reported diluted weighted average common shares outstanding, including diluted earnings per common share calculations and related disclosures, have been restated to give effect to the required change in accounting for all periods presented.  This change reduced previously reported diluted earnings per common share by approximately 2% for the three and six months ended June 30, 2004.  The Debentures were redeemed, principally through a conversion into common shares, as of January 18, 2005.  See Note 10 to the Consolidated Financial Statements contained in our 2004 Annual Report on Form 10-K and Note 3 to the interim consolidated financial statements for a further discussion of the Debentures.

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

                    At June 30, 2005 and December 31, 2004, the fair value of our debt was estimated at approximately $0.9 billion and $1.2 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At June 30, 2005 and December 31, 2004, the estimated fair value exceeded the carrying value of the debt by approximately $51 million and $84 million, respectively.  An assumed 10% increase in interest rates (representing approximately 60 and 45 basis points at June 30, 2005 and December 31, 2004, respectively) would reduce the estimated fair value of our debt by approximately $8 million and $17 million at June 30, 2005 and December 31, 2004, respectively.

                    Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility and our term loan due December 2008 are subject to variable interest rates. Interest on the secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers.  Interest rates on our senior unsecured revolving credit facility and term loan due December 2008 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings.  As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings.  As of June 30, 2005, our borrowing rates for our LIBOR-based loans ranged from LIBOR plus 0.55% to LIBOR plus 0.625%.  At June 30, 2005, there was $230 million of borrowings outstanding under our $300 million secured receivables credit facility, $75 million outstanding under our term loan due December 2008 and no borrowings outstanding under our $500 million senior unsecured revolving credit facility.  Based on our net exposure to interest rate changes, an assumed 10% change in interest rates on our variable rate indebtedness (representing approximately 33 basis points) would impact annual net interest expense by approximately $1.0 million, assuming no changes to the debt outstanding at June 30, 2005.  See Note 3 to the interim consolidated financial statements for details regarding our debt outstanding.

Liquidity and Capital Resources

                    Cash and Cash Equivalents

                    Cash and cash equivalents at June 30, 2005 totaled $204 million, compared to $73 million at December 31, 2004.  Cash flows from operating activities in 2005 were $371 million, which were used to fund investing and financing activities, which required cash of $167 million and $73 million, respectively.  Cash and cash equivalents at June 30, 2004 totaled $138 million, compared to $155 million at December 31, 2003.  Cash flows from operating activities in 2004 provided cash of $318 million, which were used to fund investing and financing activities of $89 million and $246 million, respectively.

                    Cash Flows From Operating Activities

                    Net cash provided by operating activities for the six months ended June 30, 2005 was $371 million compared to $318 million in the prior year period.  This increase was primarily due to improved operating performance, a smaller increase in net accounts receivable compared to the prior year, and the timing and net amount of various payments for taxes and other liabilities.  Days sales outstanding, a measure of billing and collection efficiency, was 45 days at June 30, 2005, compared to 47 days at December 31, 2004.

                    Cash Flows From Investing Activities

                    Net cash used in investing activities for the six months ended June 30, 2005 was $167 million, consisting primarily of capital expenditures of $124 million, equity investments of $24 million in companies which develop diagnostic tests, and an acquisition of a small regional laboratory for $19 million.

                    Net cash used in investing activities for the six months ended June 30, 2004 was $89 million, consisting primarily of capital expenditures.

                    Contributing the majority of the increase in capital expenditures is the construction of a new laboratory facility in California, into which we plan to consolidate certain of our operations in the Los Angeles area.

                    Cash Flows From Financing Activities

                    Net cash used in financing activities for the six months ended June 30, 2005 was $73 million, consisting primarily of purchases of treasury stock totaling $92 million and dividend payments of $33 million, partially offset by $64 million received from the exercise of stock options.  In addition, we repaid the remaining $100 million of principal outstanding under our senior unsecured revolving credit facility with $100 million of borrowings under our secured receivables credit facility, which carries a slightly lower borrowing cost.  The $92 million in treasury stock purchases represents 1.8 million shares of our common stock purchased at an average price of $50.64 per share.

                    Net cash used in financing activities for the six months ended June 30, 2004 was $246 million, consisting primarily of purchases of treasury stock totaling $271 million and $31 million in dividend payments, partially offset by $67 million received from the exercise of stock options.  In addition, we repaid the remaining $305 million of principal outstanding under our term loan due June 2007 with $100 million of borrowings under our senior unsecured revolving credit facility, $130 million of borrowings under our secured receivables credit facility and $75 million of borrowings under our term loan due December 2008.  The $271 million in treasury stock purchases represents 6.4 million shares of our common stock purchased at an average price of $42.38 per share, including 2.4 million shares purchased from GlaxoSmithKline in the second quarter of 2004.

                    Stock Split

                    On June 20, 2005, the Company effected a two-for-one stock split through the issuance of a stock dividend of one new share of common stock for each share of common stock held by stockholders of record on June 6, 2005.  References to previously reported number of common shares and per common share amounts including earnings per common share calculations and related disclosures, have been restated to give retroactive effect to the stock split for all periods presented.

                    Dividend Policy

                    On January 27, 2005, our Board of Directors increased the quarterly cash dividend per common share to $0.09, payable to shareholders of record on April 6, 2005 and paid on April 20, 2005. A cash dividend of $0.09 per common share was also declared on May 10, 2005, payable to shareholders of record on July 8, 2005 and paid on July 22, 2005. We have paid a dividend each quarter since January 2004.  We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

                    Share Repurchase Plan

                    For the three months ended June 30, 2005, we repurchased 560 thousand shares of our common stock at an average price of $53.03 per share for $30 million.  For the six months ended June 30, 2005, we repurchased 1.8 million shares of our common stock at an average price of $50.64 for $92 million under our share repurchase program.  Through June 30, 2005, we have repurchased approximately 26 million shares of our common stock at an average price of $40.98 for $1.1 billion under our share repurchase program.  At June 30, 2005, our remaining authorizations for share repurchases totaled $420 million.

                    Contractual Obligations and Commitments

                    A description of the terms of our indebtedness, related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 10 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.  A discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase products or services at December 31, 2004 is contained in Note 14 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K.  See Note 4 to the interim consolidated financial statements for information regarding the status of our remaining contractual obligations and commitments as of June 30, 2005.  See Note 3 to the interim consolidated financial statements for information regarding the components of our outstanding indebtedness.

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

Impact of New Accounting Standards

                    In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123, revised 2004, “Share-Based Payment” and in May 2005, issued SFAS No. 154, “Accounting Changes and Error Corrections”. The impact of these accounting standards are discussed in Note 1 to the interim consolidated financial statements.

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

(b)

During the second quarter of 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

                    See Note 4 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

April 1, 2005 – April 30, 2005	—	$ —	—	$ 449,886
May 1, 2005 – May 31, 2005	176,600	$ 53.04	176,600	$ 440,519
June 1, 2005 – June 30, 2005	383,200	$ 53.03	383,200	$ 420,198
Total	559,800	$ 53.03	559,800	$ 420,198

                    In 2003, our Board of Directors authorized a share repurchase program, which permitted us to purchase up to $600 million of our common stock.  In July 2004, our Board of Directors authorized us to purchase up to an additional $300 million of our common stock.  Under a separate authorization from our Board of Directors, in December 2004 we repurchased 5.4 million shares of our common stock for approximately $254 million from GlaxoSmithKline plc.  In January 2005, our Board of Directors expanded the share repurchase authorization by an additional $350 million.

Item 4.	Submission of Matters to a Vote of Security Holders

                    The Annual Meeting of Stockholders of the Company was held on May 10, 2005.  The matters voted on by the stockholders and the results of the vote were as follows:

(a)	The following individuals were elected as directors of the Company for terms expiring at the 2008 annual meeting of stockholders. The results of the vote were as follows:

	Votes Received	Votes Withheld

William F. Buehler	86,074,042	7,181,044
Rosanne Haggerty	91,524,314	1,730,772
Gary M. Pfeiffer	91,492,574	1,762,512
Dr. Daniel C. Stanzione	86,082,161	7,172,925

                    The following individuals continue as directors:

                    Dr. John C. Baldwin
                    James F. Flaherty III
                    William R. Grant
                    Dr. Surya N. Mohapatra
                    Dr. Gail R. Wilensky
                    John B. Ziegler

(b)

The ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2005, was approved.  The results of the vote were as follows:

Votes For	Votes Against	Abstentions

90,915,494	1,779,462	560,130

(c)	The proposal to approve the Amended and Restated Employee Long-Term Incentive Plan was approved. The results of the vote were as follows:

Votes For	Votes Against	Abstentions

63,929,628	20,639,904	740,163

(d)	The proposal to approve the Amended and Restated Director Long-Term Incentive Plan was approved. The results of the vote were as follows:

Votes For	Votes Against	Abstentions

63,573,856	20,922,244	782,097

Item 6.	Exhibits

Exhibits:

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

                    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 28, 2005
Quest Diagnostics Incorporated

By	/s/ Surya N. Mohapatra

Surya N. Mohapatra, Ph.D.
Chairman, President and
Chief Executive Officer

By	/s/ Robert A. Hagemann

Robert A. Hagemann
Senior Vice President and
Chief Financial Officer