Form 10-Q
period 2005-09-30
QUEST DIAGNOSTICS INC
filed 2005-10-28
CIK 1022079

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Yes     X        No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                No      X

As of October 26, 2005 there were 202,086,845 outstanding shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Index to consolidated financial statements filed as part of this report:

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2005 and 2004	2

	Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”	25

Item 4.	Controls and Procedures

	Controls and Procedures	25

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net revenues	$1,371,821	$1,289,897	$4,068,835	$3,843,313

Operating costs and expenses:
Cost of services	807,020	748,424	2,385,780	2,233,282
Selling, general and administrative	313,426	308,248	937,448	923,195
Amortization of intangible assets	912	1,664	2,776	5,786
Other operating (income) expense, net	7,267	(142)	8,569	10,449

Total operating costs and expenses	1,128,625	1,058,194	3,334,573	3,172,712

Operating income	243,196	231,703	734,262	670,601

Other income (expense):
Interest expense, net	(11,840)	(13,630)	(37,263)	(44,620)
Minority share of income	(4,833)	(4,893)	(14,918)	(14,366)
Equity earnings in unconsolidated joint ventures	5,852	5,548	19,506	15,502
Other income (expense), net	(6,336)	3	(6,125)	(21)

Total non-operating expenses, net	(17,157)	(12,972)	(38,800)	(43,505)

Income before taxes	226,039	218,731	695,462	627,096
Income tax expense	90,791	88,587	279,514	253,974

Net income	$135,248	$130,144	$415,948	$373,122

Earnings per common share:
Basic	$0.67	$0.64	$2.06	$1.82
Diluted	$0.66	$0.62	$2.02	$1.75

Weighted average common shares outstanding:
Basic	202,681	202,489	202,332	204,930
Diluted	206,126	212,258	206,214	215,312

Dividends per common share	$0.09	$0.075	$0.27	$0.225

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(in thousands, except per share data)

(unaudited)

	September 30, 2005	December 31, 2004

Assets
Current assets:
Cash and cash equivalents	$210,089	$73,302
Accounts receivable, net of allowance for doubtful accounts of $205,832 and $202,857 at September 30, 2005 and December 31, 2004, respectively	693,792	649,281
Inventories	78,173	75,327
Deferred income taxes	101,458	83,030
Prepaid expenses and other current assets	67,830	50,140

Total current assets	1,151,342	931,080
Property, plant and equipment, net	670,862	619,485
Goodwill, net	2,524,596	2,506,950
Intangible assets, net	9,824	11,462
Deferred income taxes	30,583	29,374
Other assets	147,527	105,437

Total assets	$4,534,734	$4,203,788

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$686,607	$668,987
Short-term borrowings and current portion of long-term debt	504,900	374,801

Total current liabilities	1,191,507	1,043,788
Long-term debt	349,399	724,021
Other liabilities	166,087	147,328
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 300,000 shares authorized; 213,646 and 213,567 shares issued at September 30, 2005 and December 31, 2004, respectively	2,136	1,068
Additional paid-in capital	2,180,056	2,195,346
Retained earnings	1,180,047	818,734
Unearned compensation	(2,538)	(11)
Accumulated other comprehensive (loss) income	(4,241)	3,866
Treasury stock, at cost; 11,845 and 17,347 shares at September 30, 2005 and December 31, 2004, respectively	(527,719)	(730,352)

Total stockholders’ equity	2,827,741	2,288,651

Total liabilities and stockholders’ equity	$4,534,734	$4,203,788

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(in thousands)

(unaudited)

	Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net income	$415,948	$373,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	128,986	126,455
Provision for doubtful accounts	177,954	172,027
Deferred income tax provision (benefit)	(10,930)	31,391
Minority share of income	14,918	14,366
Stock compensation expense	1,407	1,179
Tax benefits associated with stock-based compensation plans	28,396	54,156
Other, net	8,472	2,526
Changes in operating assets and liabilities:
Accounts receivable	(222,465)	(248,885)
Accounts payable and accrued expenses	(6,109)	(10,251)
Integration, settlement and other special charges	(1,604)	(17,426)
Income taxes payable	30,276	27,161
Other assets and liabilities, net	(17,075)	9,386

Net cash provided by operating activities	548,174	535,207

Cash flows from investing activities:
Capital expenditures	(178,332)	(134,146)
Business acquisition, net of cash acquired	(19,323)	–
Transaction costs	(1,264)	–
Increase in investments and other assets	(40,138)	(3,177)
Proceeds from disposition of assets	74	7,551

Net cash used in investing activities	(238,983)	(129,772)

Cash flows from financing activities:
Proceeds from borrowings	99,999	304,921
Repayments of debt	(100,507)	(305,908)
Purchases of treasury stock	(190,467)	(381,145)
Exercise of stock options	84,845	83,085
Dividends paid	(51,492)	(46,214)
Distributions to minority partners	(14,782)	(11,982)
Financing costs paid	–	(2,114)

Net cash used in financing activities	(172,404)	(359,357)

Net change in cash and cash equivalents	136,787	46,078

Cash and cash equivalents, beginning of period	73,302	154,958

Cash and cash equivalents, end of period	$210,089	$201,036

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

The computation of basic and diluted earnings per common share (using the if-converted method) was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income available to common stockholders – basic	$135,248	$130,144	$415,948	$373,122
Add: Interest expense associated with the Debentures, net of related tax effects	–	832	82	2,494

Net income available to common stockholders – diluted	$135,248	$130,976	$416,030	$375,616

Weighted average common shares outstanding – basic	202,681	202,489	202,332	204,930

Effect of dilutive securities:
Stock options and restricted common stock	3,445	4,055	3,678	4,668
Debentures	–	5,714	204	5,714

Weighted average common shares outstanding – diluted	206,126	212,258	206,214	215,312

Basic earnings per common share	$0.67	$0.64	$2.06	$1.82

Diluted earnings per common share	$0.66	$0.62	$2.02	$1.75

Stock-Based Compensation

The Company has chosen to adopt the disclosure only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure - an amendment of FASB Statement No. 123” (“SFAS 148”), and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under this approach, the cost of restricted stock awards is expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company’s Employee Stock Purchase Plan (“ESPP”) is disclosed, based on the vesting provisions of the individual grants, but not charged to expense. Stock-based compensation expense recorded in accordance with APB 25, related to restricted stock awards, was $0.6 million and $0.2 million for the three months ended September 30, 2005 and 2004, respectively, and $1.4 million and $1.2 million for the nine months ended September 30, 2005 and 2004, respectively.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income:
Net income, as reported	$135,248	$130,144	$415,948	$373,122
Add: Stock-based compensation under APB 25	617	214	1,407	1,179
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(8,282)	(11,770)	(27,471)	(33,531)

Pro forma net income	$127,583	$118,588	$389,884	$340,770

Earnings per common share:
Basic – as reported	$0.67	$0.64	$2.06	$1.82

Basic – pro forma	$0.63	$0.59	$1.93	$1.66

Diluted – as reported	$0.66	$0.62	$2.02	$1.75

Diluted – pro forma	$0.62	$0.56	$1.88	$1.59

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Dividend yield	0.7%	0.7%	0.7%	0.7%
Risk-free interest rate	3.9%	3.7%	4.0%	3.1%
Expected volatility	22.4%	46.6%	23.2%	47.2%
Expected holding period, in years	5	5	6	5

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123, revised 2004, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that companies recognize compensation cost relating to share-based payment transactions based on the fair value of the equity or liability instruments issued. SFAS 123R is effective for annual periods beginning after June 15, 2005. The Company expects to adopt SFAS 123R effective January 1, 2006 using the modified prospective approach. Under this approach, awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS 123R. Unvested awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, except that compensation costs will be recognized in the Company’s results of operations over their remaining vesting period. The Company has not completely finalized what changes will be made to its equity compensation plans in light of the accounting change, and therefore is not yet in a position to quantify its impact.

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

2.	GOODWILL AND INTANGIBLE ASSETS

Goodwill at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004

Goodwill	$2,712,649	$2,695,003
Less: accumulated amortization	(188,053)	(188,053)

Goodwill, net	$2,524,596	$2,506,950

The changes in the gross carrying amount of goodwill for the nine-month period ended September 30, 2005 and for the year ended December 31, 2004 are as follows:

	September 30, 2005	December 31, 2004

Balance at beginning of period	$2,695,003	$2,706,928
Goodwill acquired during the period	17,646	–
Other	–	(11,925)

Balance at end of period	$2,712,649	$2,695,003

During the nine months ended September 30, 2005, the Company completed an acquisition of a small regional laboratory for $19 million in cash.

For the year ended December 31, 2004, the reduction in goodwill was primarily related to an increase in pre-acquisition tax net operating losses and credit carryforwards associated with businesses acquired.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

Intangible assets at September 30, 2005 and December 31, 2004 consisted of the following:

		September 30, 2005			December 31, 2004

	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Non-compete agreements	5 years	$45,707	$(43,765)	$1,942	$44,942	$(42,348)	$2,594
Customer lists	15 years	42,422	(37,986)	4,436	42,225	(37,197)	5,028
Other	7 years	7,026	(3,580)	3,446	6,850	(3,010)	3,840

Total	10 years	$95,155	$(85,331)	$9,824	$94,017	$(82,555)	$11,462

Amortization expense related to intangible assets was $912 and $1,664 for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, amortization expense related to intangible assets was $2,776 and $5,786, respectively.

The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2005 is as follows:

Fiscal Year Ending December 31,

Remainder of 2005	$828
2006	2,603
2007	1,213
2008	1,019
2009	920
2010	672
Thereafter	2,569

Total	$9,824

3.	DEBT

Short-term borrowings and current portion of long-term debt at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004

Borrowings under $300 million Secured Receivables Credit Facility	$229,920	$129,921
Debentures called for redemption in December 2004	–	244,660
6¾% senior notes due July 2006	274,766	–
Current portion of long-term debt	214	220

Total short-term borrowings and current portion of long-term debt	$504,900	$374,801

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

Long-term debt at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30, 2005	December 31, 2004

Term loan due December 2008	$75,000	$75,000
Borrowings under $500 million Credit Facility	–	100,000
6¾% senior notes due July 2006	–	274,531
7½% senior notes due July 2011	274,364	274,281
Other	249	429

Total	349,613	724,241
Less: current portion	214	220

Total long-term debt	$349,399	$724,021

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

The Company has standby letters of credit issued under its $75 million letter of credit lines to ensure its performance or payment to third parties, which amounted to $72 million at September 30, 2005. The letters of credit, which are renewed annually, primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

The Company has entered into several settlement agreements with various government and private payers during recent years relating to industry-wide billing and marketing practices that had been substantially discontinued by the mid-1990s. The Company is aware of certain pending lawsuits related to billing practices filed under the qui tam provisions of the civil False Claims Act, and other federal and state statutes. In addition, the Company is involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against the Company involve claims that are substantial in amount.

During the second quarter of 2005, the Company received a subpoena from the United States Attorney’s office for the District of New Jersey. The subpoena seeks the production of business and financial records regarding capitation and risk sharing arrangements with government and private payers for the years 1993 through 1999. During the third quarter of 2005, the Company received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General. The subpoena seeks the production of various business records including records regarding our relationship with health maintenance organizations, independent physician associations, group purchasing organizations, and preferred provider organizations from 1995 to the present. The Company is cooperating with the United States Attorney’s Office and the Office of the Inspector General.

During the fourth quarter of 2004, the Company and its test kit manufacturing subsidiary, NID, each received a subpoena from the United States Attorney’s office for the Eastern District of New York. The Company and NID have been cooperating with the United States Attorney’s Office. In connection with such cooperation, we have been producing various business records, including documents related to testing and test kits manufactured by NID. In the second and third quarters of 2005, the U.S. Food and Drug Administration (“FDA”) conducted an inspection of NID and issued a Form 483 listing the observations made by the FDA during the course of the inspection. NID has filed its initial response to the Form 483 and is in the process of preparing a supplemental response. Noncompliance with FDA regulatory requirements or failure to take adequate and timely corrective action on the part of NID, could lead to regulatory or enforcement action by the FDA against

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

NID, including, but not limited to, a warning letter, injunction, suspension of production and/or distribution, seizure or recall of products, fines or penalties, denial of pre-market clearance for new or changed products, recommendation against award of government contracts, and criminal prosecution. NID is cooperating with the FDA.

Management has established reserves in accordance with generally accepted accounting principles for the matters discussed above. Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial position but may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid. However, the Company understands that there may be pending qui tam claims brought by former employees or other “whistle blowers”, or other pending claims as to which the Company has not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

As a general matter, providers of clinical laboratory testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company’s client base and reputation. The Company maintains various liability insurance coverage for claims that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results and other exposures. The Company’s insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. The basis for claims reserves considers actuarially determined losses based upon the Company’s historical and projected loss experience. Management believes that present insurance coverage and reserves are sufficient to cover currently estimated exposures. Although management cannot predict the outcome of any claims made against the Company, management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company’s financial position but may be material to the Company’s results of operations or cash flows in the period in which the impact of such claims is determined or paid.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

5.	STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the nine months ended September 30, 2005 were as follows:

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at Cost	Compre- hensive Income
Balance, December 31, 2004	196,220	$1,068	$2,195,346	$818,734	$(11)	$3,866	$(730,352)
Net income				415,948				$415,948
Other comprehensive loss						(8,107)		(8,107)
Comprehensive income								$407,841
Adjustment for 2-for-1 stock split		1,068	(1,068)
Dividends declared				(54,635)
Issuance of common stock under benefit plans	374		3,386		(3,934)		12,612
Exercise of stock options	3,345		(58,507)				143,352
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(7)
Conversion of contingent convertible debentures	5,632		12,510				237,136
Tax benefits associated with stock-based compensation plans			28,396
Amortization of unearned compensation					1,407
Purchases of treasury stock	(3,770)						(190,467)
Balance, September 30, 2005	201,801	$2,136	$2,180,056	$1,180,047	$(2,538)	$(4,241)	$(527,719)

For the three months ended September 30, 2005, the Company repurchased 2.0 million shares of its common stock at an average price of $50.41 per share for $98 million. For the nine months ended September 30, 2005, the Company repurchased 3.8 million shares of its common stock at an average price of $50.52 per share for $190 million. For the three and nine months ended September 30, 2005, the Company reissued 0.9 million and 3.7 million shares, respectively, for employee benefit plans. For the nine months ended September 30, 2005, the Company has reissued 5.6 million shares in connection with the conversion of its Debentures. Since the inception of the share repurchase program in May 2003 through September 30, 2005, the Company has repurchased 28.4 million shares of its common stock at an average price of $41.63 for approximately $1.2 billion. At September 30, 2005, $322 million of the share repurchase authorizations remained available.

During each of the quarters of 2005 and 2004, the Company’s Board of Directors has declared a quarterly cash dividend of $0.09 and $0.075 per common share, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

Changes in stockholders’ equity for the nine months ended September 30, 2004 were as follows:

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Compre- hensive Income	Treasury Stock, at Cost	Compre- hensive Income
Balance, December 31, 2003	205,627	$1,068	$2,267,014	$380,559	$(2,346)	$5,947	$(257,548)
Net income				373,122				$373,122
Other comprehensive loss						(5,757)		(5,757)
Comprehensive income								$367,365
Dividends declared				(45,997)
Issuance of common stock under benefit plans	288	1	1,524		962		8,126
Exercise of stock options	5,403		(102,170)				185,255
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(152)	(1)	(6,265)
Tax benefits associated with stock-based compensation plans			54,156
Amortization of unearned compensation					1,179
Purchases of treasury stock	(9,092)						(381,145)
Balance, September 30, 2004	202,074	$1,068	$2,214,259	$707,684	$(205)	$190	$(445,312)

For the three months ended September 30, 2004, the Company purchased 2.7 million shares of its common stock at an average price of $40.82 per share for $110 million and reissued 1.3 million shares in connection with employee benefit plans. For the nine months ended September 30, 2004, the Company purchased 9.1 million shares of its common stock at an average price of $41.92 per share for $381 million and reissued 5.6 million shares in connection with employee benefit plans.

6.	SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Depreciation expense	$42,543	$40,874	$126,210	$120,669

Interest expense	(13,232)	(14,067)	(39,608)	(45,885)
Interest income	1,392	437	2,345	1,265
Interest expense, net	(11,840)	(13,630)	(37,263)	(44,620)

Interest paid	22,914	21,505	47,889	47,420
Income taxes paid	82,969	30,952	231,946	143,343

Non-cash financing activities:
Conversion of Debentures	$–	$–	$244,338	$–

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

7.	PENDING ACQUISITION

Acquisition of LabOne, Inc.

On August 8, 2005, the Company signed a definitive agreement to acquire LabOne, Inc. (“LabOne”). LabOne provides health screening and risk assessment services to life insurance companies, as well as clinical diagnostic testing services to healthcare providers and drugs-of-abuse testing to employers. LabOne, which is headquartered in Lenexa, Kansas, reported revenues of $468 million for the year ended December 31, 2004, and has 3,100 employees. LabOne operates major laboratories in Lenexa, Kansas, and Cincinnati, Ohio, as well as a state-of-the-art call center in Lee’s Summit, Missouri, and provides paramedical examination services throughout the United States and Canada.

Under the terms of the agreement, which was unanimously approved by both companies’ Boards of Directors, Quest Diagnostics will acquire all outstanding common shares of LabOne for $43.90 per share in an all-cash transaction valued at $934 million, after the assumed settlement of LabOne’s convertible debt for $132 million. The total cash required to complete the transaction is approximately $980 million, which includes the $934 million payment for the common shares and settlement of the convertible debt, as well as transaction costs, and the repayment of substantially all of LabOne’s other debt. The transaction, which is expected to be completed during the first week of November 2005, is subject to the satisfaction of customary conditions. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, expired on October 13, 2005. On October 27, 2005, the shareholders of LabOne approved the agreement and plan of merger.

The Company expects to finance the acquisition and repayment of substantially all of LabOne’s existing debt through a combination of the net proceeds of a private placement of senior notes, cash on hand, and if necessary, borrowings under its existing credit facilities.

The acquisition will be accounted for under the purchase method of accounting.

8.	SUBSEQUENT EVENTS

Treasury Lock Agreements

In October 2005, the Company entered into interest rate lock agreements with two financial institutions for a total notional amount of $300 million to lock the U.S. treasury rate component of the Company’s anticipated offering of at least $300 million of debt securities in the fourth quarter of 2005 (the “Treasury Lock Agreements”). The Treasury Lock Agreements, which had an original maturity date of November 9, 2005, were entered into to hedge part of the Company’s interest rate exposure associated with the minimum amount of debt securities to be issued in the fourth quarter of 2005. In connection with the Company’s private placement of senior notes on October 25, 2005 (which is discussed below), the Treasury Lock Agreements were settled and the Company received $2.5 million, representing the gain on the settlement of the Treasury Lock Agreements. These gains will be deferred in stockholders’ equity (as a component of comprehensive income) and will be amortized as an adjustment to interest expense over the term of the senior notes due 2015.

Private Placement of Senior Notes

On October 25, 2005, the Company commenced a $900 million private placement of senior notes (the “Senior Notes”) pursuant to rule 144A under the Securities Act. The Company expects the transaction to be completed by October 31, 2005. The Senior Notes were priced in two tranches: (a) $400 million aggregate principal amount of 5.125% senior notes due November 1, 2010 (“Senior Notes due 2010”); and (b) $500 million aggregate principal amount of 5.45% senior notes due November 1, 2015 (“Senior Notes due 2015”). The Senior Notes will require semiannual interest payments. The Senior Notes will be unsecured obligations of the Company and will rank equally with the Company’s other unsecured senior obligations. The Senior Notes will be guaranteed by the Company’s wholly owned subsidiaries that operate clinical laboratories in the United States (the “Subsidiary Guarantors”). The Company expects to use the net proceeds from the Senior Notes, together with cash on hand and, if necessary, borrowings under its existing credit facilities, to pay the cash purchase price and transaction costs of the LabOne acquisition and to repay substantially all of the debt of LabOne. Under a registration rights agreement to be executed in connection with the offering and sale of the Senior Notes and

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

related guarantees, the Company has agreed to file a registration statement intended to enable the holders of the Senior Notes to exchange the notes and guarantees for publicly registered notes and guarantees.

9.	SUMMARIZED FINANCIAL INFORMATION

The Company’s 6¾% senior notes due 2006, 7½% senior notes due 2011 and the Debentures are guaranteed by the Subsidiary Guarantors. With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign subsidiaries and less than wholly owned subsidiaries. In January 2005, the Company completed its redemption of all of its outstanding Debentures (see Note 3 for further details).

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2005

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$225,287	$1,083,255	$139,534	$(76,255)	$1,371,821

Operating costs and expenses:
Cost of services	121,551	639,025	46,444	–	807,020
Selling, general and administrative	27,679	223,512	67,494	(5,259)	313,426
Amortization of intangible assets	421	491	–	–	912
Royalty (income) expense	(89,462)	89,462	–	–	–
Other operating expense (income), net	7,200	(1)	68	–	7,267

Total operating costs and expenses	67,389	952,489	114,006	(5,259)	1,128,625

Operating income	157,898	130,766	25,528	(70,996)	243,196
Non-operating expenses, net	(22,451)	(64,775)	(927)	70,996	(17,157)

Income before taxes	135,447	65,991	24,601	–	226,039
Income tax expense	52,543	26,397	11,851	–	90,791

Income before equity earnings	82,904	39,594	12,750	–	135,248
Equity earnings from subsidiaries	52,344	–	–	(52,344)	–

Net income	$135,248	$39,594	$12,750	$(52,344)	$135,248

Condensed Consolidating Statement of Operations

Three Months Ended September 30, 2004

	Parent	Subsidiary Guarantors	Non– Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$208,270	$1,016,843	$131,491	$(66,707)	$1,289,897

Operating costs and expenses:
Cost of services	111,829	592,352	44,243	–	748,424
Selling, general and administrative	22,871	221,531	68,788	(4,942)	308,248
Amortization of intangible assets	381	1,274	9	–	1,664
Royalty (income) expense	(83,418)	83,418	–	–	–
Other operating expense (income), net	(3)	(3)	(136)	–	(142)

Total operating costs and expenses	51,660	898,572	112,904	(4,942)	1,058,194

Operating income	156,610	118,271	18,587	(61,765)	231,703
Non–operating expenses, net	(18,611)	(55,217)	(909)	61,765	(12,972)

Income before taxes	137,999	63,054	17,678	–	218,731
Income tax expense	56,127	25,221	7,239	–	88,587

Income before equity earnings	81,872	37,833	10,439	–	130,144
Equity earnings from subsidiaries	48,272	–	–	(48,272)	–

Net income	$130,144	$37,833	$10,439	$(48,272)	$130,144

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2005

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$656,933	$3,216,985	$399,627	$(204,710)	$4,068,835
Operating costs and expenses:
Cost of services	363,176	1,883,651	138,953	–	2,385,780
Selling, general and administrative	73,976	676,711	202,297	(15,536)	937,448
Amortization of intangible assets	1,331	1,427	18	–	2,776
Royalty (income) expense	(264,693)	264,693	–	–	–
Other operating expense, net	8,288	(1)	282	–	8,569

Total operating costs and expenses	182,078	2,826,481	341,550	(15,536)	3,334,573

Operating income	474,855	390,504	58,077	(189,174)	734,262
Non-operating expenses, net	(51,514)	(175,436)	(1,024)	189,174	(38,800)

Income before taxes	423,341	215,068	57,053	–	695,462
Income tax expense	168,017	86,027	25,470	–	279,514

Income before equity earnings	255,324	129,041	31,583	–	415,948
Equity earnings from subsidiaries	160,624	–	–	(160,624)	–

Net income	$415,948	$129,041	$31,583	$(160,624)	$415,948

Condensed Consolidating Statement of Operations

Nine Months Ended September 30, 2004

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$618,043	$3,030,825	$386,408	$(191,963)	$3,843,313
Operating costs and expenses:
Cost of services	348,111	1,753,149	132,022	–	2,233,282
Selling, general and administrative	78,315	668,050	191,050	(14,220)	923,195
Amortization of intangible assets	1,407	4,352	27	–	5,786
Royalty (income) expense	(247,385)	247,385	–	–	–
Other operating expense, net	9,883	19	547	–	10,449

Total operating costs and expenses	190,331	2,672,955	323,646	(14,220)	3,172,712

Operating income	427,712	357,870	62,762	(177,743)	670,601
Non-operating expenses, net	(54,139)	(164,237)	(2,872)	177,743	(43,505)

Income before taxes	373,573	193,633	59,890	–	627,096
Income tax expense	153,112	77,453	23,409	–	253,974

Income before equity earnings	220,461	116,180	36,481	–	373,122
Equity earnings from subsidiaries	152,661	–	–	(152,661)	–

Net income	$373,122	$116,180	$36,481	$(152,661)	$373,122

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

Condensed Consolidating Balance Sheet

September 30, 2005

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$197,357	$2,429	$10,303	$–	$210,089
Accounts receivable, net	33,981	77,701	582,110	–	693,792
Other current assets	27,814	129,012	90,635	–	247,461

Total current assets	259,152	209,142	683,048	–	1,151,342
Property, plant and equipment, net	206,111	435,020	29,731	–	670,862
Goodwill and intangible assets, net	156,690	2,332,136	45,594	–	2,534,420
Intercompany receivable (payable)	363,805	(64,622)	(299,183)	–	–
Investment in subsidiaries	2,244,260	–	–	(2,244,260)	–
Other assets	98,623	41,906	37,581	–	178,110

Total assets	$3,328,641	$2,953,582	$496,771	$(2,244,260)	$4,534,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$379,541	$272,719	$34,347	$–	$686,607
Short-term borrowings and current portion of long-term debt	35,296	238,704	230,900	–	504,900

Total current liabilities	414,837	511,423	265,247	–	1,191,507
Long-term debt	35,245	313,176	978	–	349,399
Other liabilities	50,818	89,918	25,351	–	166,087
Stockholders’ equity	2,827,741	2,039,065	205,195	(2,244,260)	2,827,741

Total liabilities and stockholders’ equity	$3,328,641	$2,953,582	$496,771	$(2,244,260)	$4,534,734

Condensed Consolidating Balance Sheet

December 31, 2004

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$56,424	$6,058	$10,820	$–	$73,302
Accounts receivable, net	22,365	75,359	551,557	–	649,281
Other current assets	12,032	109,100	87,365	–	208,497

Total current assets	90,821	190,517	649,742	–	931,080
Property, plant and equipment, net	213,416	379,952	26,117	–	619,485
Goodwill and intangible assets, net	158,021	2,315,015	45,376	–	2,518,412
Intercompany receivable (payable)	493,578	(124,047)	(369,531)	–	–
Investment in subsidiaries	2,109,612	–	–	(2,109,612)	–
Other assets	49,031	49,100	36,680	–	134,811

Total assets	$3,114,479	$2,810,537	$388,384	$(2,109,612)	$4,203,788

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$368,363	$268,420	$32,204	$–	$668,987
Short-term borrowings and current portion of long-term debt	244,713	167	129,921	–	374,801

Total current liabilities	613,076	268,587	162,125	–	1,043,788
Long-term debt	170,293	551,771	1,957	–	724,021
Other liabilities	42,459	80,155	24,714	–	147,328
Stockholders’ equity	2,288,651	1,910,024	199,588	(2,109,612)	2,288,651

Total liabilities and stockholders’ equity	$3,114,479	$2,810,537	$388,384	$(2,109,612)	$4,203,788

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(in thousands, unless otherwise indicated)

(unaudited)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2005

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$415,948	$129,041	$31,583	$(160,624)	$415,948
Extraordinary loss	–	–	–	–	–
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39,230	81,802	7,954	–	128,986
Provision for doubtful accounts	4,180	29,897	143,877	–	177,954
Provisions for restructuring and other special activities	–	–	–	–	–
Other, net	(124,588)	(3,767)	9,994	160,624	42,263
Changes in operating assets and liabilities	34,719	(105,626)	(146,070)	–	(216,977)

Net cash provided by (used in) operating activities	369,489	131,347	47,338	–	548,174
Net cash provided by (used in) investing activities	28,940	(142,788)	(13,086)	(112,049)	(238,983)
Net cash used in provided by financing activities	(257,496)	(7,812)	(34,769)	112,049	(172,404)

Net change in cash and cash equivalents	140,933	(3,629)	(517)	–	136,787
Cash and cash equivalents, beginning of period	56,424	6,058	10,820	–	73,302

Cash and cash equivalents, end of period	$197,357	$2,429	$10,303	$–	$210,089

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2004

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$373,122	$116,180	$36,481	$(152,661)	$373,122
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	42,786	76,047	7,622	–	126,455
Provision for doubtful accounts	3,662	34,724	133,641	–	172,027
Other, net	(59,065)	406	9,616	152,661	103,618
Changes in operating assets and liabilities	69,567	(50,924)	(258,658)	–	(240,015)

Net cash provided by (used in) operating activities	430,072	176,433	(71,298)	–	535,207
Net cash (used in) investing activities	(140,390)	(78,038)	(5,466)	94,122	(129,772)
Net cash (used in) provided by financing activities	(245,955)	(97,149)	77,869	(94,122)	(359,357)

Net change in cash and cash equivalents	(43,727)	1,246	1,105	–	46,078
Cash and cash equivalents, beginning of period	141,588	1,991	11,379	–	154,958

Cash and cash equivalents, end of period	$185,315	$3,237	$12,484	$–	$201,036

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Pending Acquisition

On August 8, 2005, we signed a definitive agreement to acquire LabOne, Inc., or LabOne, under which we will acquire all of the outstanding shares of LabOne in an all-cash transaction valued at approximately $934 million, after the assumed settlement of LabOne’s convertible debt for $132 million. The total cash required to complete the transaction is approximately $980 million, which includes the $934 million payment for the common shares and settlement of the convertible debt. We expect the transaction to close during the first week of November 2005. See Note 7 to the interim consolidated financial statements for a discussion of this transaction.

Results of Operations

Three and Nine Months Ended September 30, 2005 Compared with Three and Nine Months Ended September 30, 2004

Net income for the three months ended September 30, 2005 increased to $135 million, or $0.66 per diluted share, compared to $130 million, or $0.62 per diluted share, in 2004. The increases were principally driven by revenue growth in our clinical laboratory testing operations; partially offset by the effect of hurricanes, which impacted the Gulf Coast of the United States during the third quarter of 2005, and the write-down of an investment in 2005. Net income for the quarter was reduced by $11 million ($0.05 per share) as a result of these items.

The 2005 hurricanes reduced revenues by approximately half a percent, operating income by $11 million and earnings per share by $0.03. This includes a pre-tax charge of $6.2 million ($0.02 per share) included in other operating expense, primarily related to forgiveness of amounts owed by patients and physicians in the affected areas and related property damage. During the third quarter of 2004, hurricanes in the Southeastern part of the United Stated reduced revenue by approximately one half percent and earnings per share by $0.01.

Also impacting the year over year comparison was a 2005 third quarter pre-tax charge of $7.1 million ($0.02 per share) to write down an investment, and the performance at our test kit manufacturing subsidiary (NID), which reduced operating income and earnings per share compared to the prior year by $10 million and $0.03, respectively.

For the nine months ended September 30, 2005, net income increased to $416 million, or $2.02 per diluted share, compared to $373 million, or $1.75 per diluted share, in 2004. The year-to-date comparisons were impacted by the items which affected the third quarter comparison, as well as 2004 charges totaling $13.2 million ($0.04 per share), related to the acceleration of certain pension obligations in connection with the succession of our prior CEO ($10.3 million) and a $2.9 million write-off of deferred financing costs associated with the refinancing of our bank debt and credit facility.

Net Revenues

Net revenues for the three and nine months ended September 30, 2005 grew by 6.4% and 5.9%, respectively, over the prior year levels. The increases in net revenues were driven by improvements in testing volumes, measured by the number of requisitions, and increases in average revenue per requisition in our clinical laboratory testing business. During the third quarter of 2005, revenues were reduced by approximately one half percent due to the impact of hurricanes in the Gulf Cost of the United States. This is similar to the revenue impact of hurricanes in the third quarter of 2004. Therefore, the impact of hurricanes did not significantly impact the year over year comparisons for revenue and volume growth for either the quarter or the year to date period. The performance of NID, which accounts for approximately 1% of consolidated revenues, and whose operations have been impacted by a voluntary product hold instituted late in the second quarter of 2005 in connection with an additional quality review of all its products, reported revenues during the third quarter which were $4 million below the prior year level. NID’s performance served to reduce consolidated revenue growth for the quarter by about one half a percent. NID products, which previously contributed about $30 million in annual revenue, have not been released. NID is actively working to complete its product review and return products to market. However, we do not expect NID’s revenues to return to pre-product hold levels for the foreseeable future.

For the three and nine months ended September 30, 2005, clinical testing volume increased 4.0% compared to the prior year periods. Average revenue per requisition improved 3.0% and 2.2% for the three and nine months ended September 30, 2005, respectively, compared to the prior year periods. These improvements are primarily attributable to a continuing shift in test mix to higher value testing, including gene-based and esoteric testing, and increases in the number of tests ordered per requisition. Management continues to expect that average revenue per requisition will typically grow approximately 2% in a given year, with some fluctuations on a quarter-to-quarter basis.

Operating Costs and Expenses

Total operating costs and expenses for the three and nine months ended September 30, 2005 increased $70 million and $162 million, respectively, from the prior year periods primarily due to increases in our clinical testing volume. The increased costs were primarily in the areas of employee compensation and benefits, and testing supplies. While our cost structure has been favorably impacted by efficiencies generated from our Six Sigma and standardization initiatives, we continue to make investments in sales, service, science, and information technology to further differentiate our Company. Additionally, costs incurred at NID associated with completing the quality review of its products and cooperating with the government regarding subpoenas, which were received during the fourth quarter of 2004, have served to increase costs over the prior year and are impacting costs of services and selling, general and administrative expense as a percentage of revenue.

Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 58.8% of net revenues for the three months ended September 30, 2005, increasing from 58.0% of net revenues in the prior year period. Approximately half of this increase is related to the performance of NID. For the nine months ended September 30, 2005, cost of services, as a percentage of net revenues, increased to 58.6% from 58.1% in the prior year period. The performance of NID accounted for approximately 0.2% of the year-to-date change. The remainder of the increase in cost of services as a percentage of revenues for both the quarterly and year-to-date period is principally due to increased costs of testing supplies, initial installation costs associated with deploying our Internet-based orders and results systems in physicians’ offices, and an increase in the number of phlebotomists in our patient service centers to support an increasing percentage of our volume generated from these sites, partially offset by the increase in average revenue per requisition and efficiency gains resulting from our Six Sigma and standardization initiatives. At September 30, 2005, 44% of our orders and 75% of our test results were being transmitted via the Internet. The increased use of our Internet-based systems is improving the initial collection of billing information which is reducing the cost of billing and bad debt expense, both of which are components of selling, general and administrative expenses, and reducing the cost associated with specimen processing, which is included in cost of services.

Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, was 22.8% of net revenues during the three months ended September 30, 2005, decreasing from 23.9% in the prior year period. For the nine months ended September 30, 2005, selling, general and administrative expenses, as a percentage of net revenues, decreased to 23.0% from 24.0% in the prior year period. These improvements were primarily due to revenue growth, which has allowed us to leverage our expense base, as well as efficiencies from our Six Sigma and standardization initiatives. The performance at NID served to reduce the improvement for the quarter and year-to-date periods by approximately 0.3%. For the three and nine months ended September 30, 2005, bad debt expense was 4.3% and 4.4% of net revenues, respectively, compared to 4.6% and 4.5% for the comparable prior year periods. We believe that our Six Sigma and standardization initiatives and the increased use of electronic ordering by our customers will provide additional opportunities to further improve our overall collection experience and cost structure.

Other operating (income) expense, net represents miscellaneous income and expense items related to operating activities including gains and losses associated with the disposal of operating assets. For the three and nine months ended

September 30, 2005, other operating expense, net includes a $6.2 million charge primarily related to forgiveness of amounts owed by patients and physicians, and related property damage as a result of hurricanes in the Gulf Coast. For the nine months ended September 30, 2004, other operating expense, net includes a $10.3 million charge associated with the acceleration of certain pension obligations in connection with the succession of the Company’s prior CEO.

Operating Income

Operating income for the three months ended September 30, 2005 was $243.2 million, or 17.7% of net revenues, compared to $232 million, or 18.0% of net revenues, in the prior year period. For the nine months ended September 30, 2005, operating income was $734.3 million, or 18.0% of net revenues, compared to $671 million or 17.4% of net revenues, in the prior year period. The increases in operating income for the three and nine month periods ended September 30, 2005 were principally driven by revenue growth. The decrease in operating income as a percentage for the three month period is primarily attributable to the performance at NID, which reduced operating income by $10 million compared to the prior year, and the $6.2 million charge recorded during the third quarter of 2005 related to the hurricanes. These items reduced operating income as a percentage of revenue compared to the prior year by 1.2% during the third quarter of 2005. Also, impacting the comparisons for the nine month period is a $10.3 million charge in the second quarter of 2004 related to the acceleration of certain pension obligations associated with the succession of the Company’s prior CEO, which reduced operating income, as a percentage of net revenues, by 0.3%, for the nine months ended September 30, 2004.

Other Income (Expense)

Interest expense, net for the three and nine months ended September 30, 2005 decreased from the prior year periods primarily due to the redemption of our contingent convertible debentures in January 2005, as well as the 2004 refinancing of certain of our debt. Interest expense, net for the nine months ended September 30, 2004, included a $2.9 million charge representing the write-off of deferred financing costs associated with our 2004 refinancing. See Note 10 to the Consolidated Financial Statements contained in our 2004 Annual Report on Form 10-K for a further discussion of the redemption and the debt refinancing.

Other income (expense), net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the three and nine months ended September 30, 2005, other income (expense), net includes a $7.1 million charge associated with the write-down of an investment.

Impact of Contingent Convertible Debentures on Earnings per Common Share

Due to a required change in accounting effective December 31, 2004, we included the dilutive effect of our 1¾% contingent convertible debentures, or the Debentures, in our dilutive earnings per common share calculations using the if-converted method, regardless of whether or not the holders of these securities were permitted to exercise their conversion rights, and retroactively restated previously reported diluted earnings per common share. References to previously reported diluted weighted average common shares outstanding, including diluted earnings per common share calculations and related disclosures, have been restated to give effect to the required change in accounting for all periods presented. This change reduced previously reported diluted earnings per common share by approximately 2% for the three and nine months ended September 30, 2004. The Debentures were redeemed, principally through a conversion into common shares, as of January 18, 2005. See Note 10 to the Consolidated Financial Statements contained in our 2004 Annual Report on Form 10-K and Note 3 to the interim consolidated financial statements for a further discussion of the Debentures.

Quantitative and Qualitative Disclosures About Market Risk

We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that may include the use of derivative financial instruments. In October 2005 we entered into interest rate lock agreements with two financial institutions for a total notional amount of $300 million to lock the U.S. treasury bond rate component of a portion of our offering of debt securities later that same month. We do not hold or issue derivative financial instruments for trading purposes. We do not believe that our foreign exchange exposure is material to our financial position or results of operations. See Note 2 to the Consolidated Financial Statements contained in our 2004 Annual Report on Form 10-K for additional discussion of our financial instruments and hedging activities. See Note 8 to the interim consolidated financial statements for information regarding our treasury lock agreements entered into during October 2005.

At September 30, 2005 and December 31, 2004, the fair value of our debt was estimated at approximately $0.9 billion and $1.2 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At September 30, 2005 and December 31, 2004, the estimated fair value exceeded the carrying value of the debt by approximately $39 million and $84 million, respectively. An assumed 10% increase in interest rates (representing approximately 46 and 45 basis points at September 30, 2005 and December 31, 2004, respectively) would reduce the estimated fair value of our debt by approximately $8 million and $17 million at September 30, 2005 and December 31, 2004, respectively.

Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility and our term loan due December 2008 are subject to variable interest rates. Interest on the secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Interest rates on our senior unsecured revolving credit facility and term loan due December 2008 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of September 30, 2005, our borrowing rates for our LIBOR-based loans ranged from LIBOR plus 0.55% to LIBOR plus 0.625%. At September 30, 2005, there was $230 million of borrowings outstanding under our $300 million secured receivables credit facility, $75 million outstanding under our term loan due December 2008 and no borrowings outstanding under our $500 million senior unsecured revolving credit facility. Based on our net exposure to interest rate changes, an assumed 10% change in interest rates on our variable rate indebtedness (representing approximately 37 basis points) would impact annual net interest expense by approximately $1.1 million, assuming no changes to the debt outstanding at September 30, 2005. See Note 3 to the interim consolidated financial statements for details regarding our debt outstanding.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2005 totaled $210 million, compared to $73 million at December 31, 2004. Cash flows from operating activities in 2005 were $548 million, which were used to fund investing and financing activities, which required cash of $239 million and $172 million, respectively. Cash and cash equivalents at September 30, 2004 totaled $201 million, compared to $155 million at December 31, 2003. Cash flows from operating activities in 2004 provided cash of $535 million, which were used to fund investing and financing activities of $130 million and $359 million, respectively.

Cash Flows From Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2005 was $548 million compared to $535 million in the prior year period. This increase was primarily due to improved operating performance and a smaller increase in net accounts receivable compared to the prior year, partially offset by the timing and net amount of various payments for taxes and other liabilities. Days sales outstanding, a measure of billing and collection efficiency, was 45 days at September 30, 2005, compared to 47 days at December 31, 2004.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2005 was $239 million, consisting primarily of capital expenditures of $178 million, investments in companies which develop diagnostic tests of $38 million, and an acquisition of a small regional laboratory for $19 million.

Net cash used in investing activities for the nine months ended September 30, 2004 was $130 million, consisting primarily of capital expenditures.

Contributing the majority of the increase in capital expenditures is the construction of a new laboratory facility in California, into which we plan to consolidate certain of our operations in the Los Angeles area.

Cash Flows From Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2005 was $172 million, and includes purchases of treasury stock totaling $190 million and dividend payments of $51 million, partially offset by $85 million received from the exercise of stock options. In addition, we repaid the remaining $100 million of principal outstanding under our senior unsecured revolving credit facility with $100 million of borrowings under our secured receivables credit facility, which carries a slightly lower borrowing cost. The $190 million in treasury stock purchases represents 3.8 million shares of our common stock purchased at an average price of $50.52 per share.

Net cash used in financing activities for the nine months ended September 30, 2004 was $359 million, and includes purchases of treasury stock totaling $381 million and $46 million in dividend payments, partially offset by $83 million received from the exercise of stock options. In addition, we repaid the remaining $305 million of principal outstanding under our term loan due June 2007 with $100 million of borrowings under our senior unsecured revolving credit facility, $130 million of borrowings under our secured receivables credit facility and $75 million of borrowings under our term loan due December 2008. The $381 million in treasury stock purchases represents 9.1 million shares of our common stock purchased at an average price of $41.92 per share, including 2.4 million shares purchased from GlaxoSmithKline in the second quarter of 2004.

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

Dividend Policy

During each of the quarters of 2005 and 2004, our Board of Directors has declared a quarterly cash dividend of $0.09 and $0.075 per common share, respectively. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

Share Repurchase Plan

For the three months ended September 30, 2005, we repurchased 2 million shares of our common stock at an average price of $50.41 per share for $98 million. For the nine months ended September 30, 2005, we repurchased 3.8 million shares of our common stock at an average price of $50.52 for $190 million. Through September 30, 2005, we have repurchased 28.4 million shares of our common stock at an average price of $41.63 for approximately $1.2 billion under our share repurchase program. At September 30, 2005, our remaining authorizations for share repurchases totaled $322 million.

Contractual Obligations and Commitments

See Note 8 to the interim consolidated financial statements for information regarding our treasury lock agreements and our $900 million private placement of senior notes commenced in October 2005. A description of the terms of our other indebtedness, related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 10 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K. A discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase products or services at December 31, 2004 is contained in Note 14 to the Consolidated Financial Statements in our 2004 Annual Report on Form 10-K. See Note 4 to the interim consolidated financial statements for information regarding the status of our remaining contractual obligations and commitments as of September 30, 2005. See Note 3 to the interim consolidated financial statements for information regarding the components of our outstanding indebtedness as of September 30, 2005.

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

Requirements and Capital Resources

We estimate that we will invest approximately $235 million during 2005 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades.

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

Impact of New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123, revised 2004, “Share-Based Payment” and in May 2005, issued SFAS No. 154, “Accounting Changes and Error Corrections”. The impact of these accounting standards is discussed in Note 1 to the interim consolidated financial statements.

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

(b)

During the third quarter of 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

See Note 4 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2005 – July 31, 2005	–	$–	–	$420,198
August 1, 2005 – August 31, 2005	838,900	$49.99	838,900	$378,257
September 1, 2005 – September 30, 2005	1,114,500	$50.73	1,114,500	$321,719
Total	1,953,400	$50.41	1,953,400	$321,719

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

October 28, 2005

Quest Diagnostics Incorporated

By	/s/ Surya N. Mohapatra
Surya N. Mohapatra, Ph.D. Chairman, President and Chief Executive Officer

By	/s/ Robert A. Hagemann
Robert A. Hagemann Senior Vice President and Chief Financial Officer