Form 10-K
period 2005-12-31
QUEST DIAGNOSTICS INC
filed 2006-02-28
CIK 1022079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2005 Commission File Number 001-12215

Quest Diagnostics Incorporated 1290 Wall Street West, Lyndhurst, NJ 07071 (201) 393-5000 Delaware (State of Incorporation) 16-1387862 (I.R.S. Employer Identification Number)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share
with attached Preferred Share Purchase Right	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:          None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Role 405 of the Securities Act.

Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒    Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

As of June 30, 2005, the aggregate market value of the approximately 166 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $8.8 billion, based on the closing price on such date of the registrant’s Common Stock on the New York Stock Exchange.

As of February 24, 2006, there were outstanding 198,393,619 shares of Common Stock, $.01 par value per share.

Documents Incorporated by Reference

Part of Form 10-K into
Document	which incorporated

Portions of the registrant’s Proxy Statement to be filed by April 28, 2006	Part III
Such Proxy Statement, except for portions thereof, which have been specifically incorporated by reference, shall not be deemed “filed” as part of this report on Form 10-K.

i

Item 1. Business

Overview

          We are the nation’s leading provider of diagnostic testing, information and services, providing insights that enable physicians and other healthcare professionals to make decisions to improve health. We offer patients and physicians the broadest access to diagnostic laboratory services through our nationwide network of laboratories and patient service centers. We provide interpretive consultation through the largest medical and scientific staff in the industry, with more than 500 M.D.’s and Ph.D.’s around the country. We are the leading provider of esoteric testing, including gene-based testing and the leading provider of testing for drugs of abuse. We are also a leading provider of anatomic pathology services, testing for clinical trials and risk assessment services for the life insurance industry. We empower healthcare organizations and clinicians with state-of-the-art information technology solutions that can improve patient care and medical practice.

          During 2005, we generated net revenues of $5.5 billion and processed approximately 144 million requisitions for testing. Each requisition form accompanies a patient specimen, indicating the tests to be performed and the party to be billed for the tests. Our customers include patients, physicians, hospitals, employers, governmental institutions and other commercial clinical laboratories.

          We operate a nationwide network of greater than 2,000 patient service centers, principal laboratories located in more than 35 major metropolitan areas throughout the United States, and approximately 150 smaller “rapid response” laboratories (including, in each case, facilities operated at our joint ventures). We provide full esoteric testing services, including gene-based testing, on both coasts through our Quest Diagnostics Nichols Institute laboratory facilities, located in San Juan Capistrano, California and Chantilly, Virginia. We also have laboratory facilities in Mexico City, Mexico, San Juan, Puerto Rico and Heston, England.

          We are a Delaware corporation. We sometimes refer to our subsidiaries and ourselves as the “Company”. We are the successor to MetPath Inc., a New York corporation that was organized in 1967. From 1982 to 1996, we were a subsidiary of Corning Incorporated, or Corning. On December 31, 1996, Corning distributed all of the outstanding shares of our common stock to the stockholders of Corning. In August 1999, we completed the acquisition of SmithKline Beecham Clinical Laboratories, Inc., or SBCL, which operated the clinical laboratory business of SmithKline Beecham plc, or SmithKline Beecham.

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

The United States Clinical Laboratory Testing Market

          Clinical laboratory testing is an essential element in the delivery of healthcare services. Physicians use laboratory tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical laboratory testing is generally categorized as clinical testing and anatomic pathology testing. Clinical testing is performed on body fluids, such as blood and urine. Anatomic pathology testing is performed on tissues, including biopsies, and other samples, such as human cells. Many clinical laboratory tests are considered routine and can be performed by most commercial clinical laboratories. Tests that are not routine and that require more sophisticated equipment and highly skilled personnel are considered esoteric tests. Esoteric tests, including gene-based tests, are generally referred to laboratories that specialize in performing those tests.

          We believe that the United States clinical laboratory testing market exceeded $40 billion in annual revenues in 2005. Most laboratory tests are performed by one of three types of laboratories: commercial clinical laboratories; hospital-affiliated laboratories; and physician-office laboratories. In 2005, we believe that hospital-affiliated laboratories accounted for approximately 60% of the market, commercial clinical laboratories approximately one-third and physician-office laboratories the balance.

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

          While the diagnostic testing industry in the United States may be impacted by a number of factors, we believe it will continue to grow over the long term as a result of the following:

•	the growing and aging population;

•

continuing research and development in the area of genomics (the study of DNA, genes and chromosomes) and proteomics (the analysis of individual proteins and collections of proteins), which is expected to yield new, more sophisticated and specialized diagnostic tests;

•	increasing recognition by consumers and payers of the value of laboratory testing as a means to improve health and reduce the overall cost of healthcare through early detection and prevention; and

•	increasing affordability of, and access to, tests due to advances in technology and cost efficiencies.

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

          Patients are at the center of everything we do. Increasingly, patients and their doctors have a choice when it comes to selecting a healthcare provider, and we strive to give them new and compelling reasons to put their trust in us. We differentiate our Company to patients and doctors by:

•

Providing the Highest Quality Services: We strive to provide the highest quality in all that we do including: phlebotomy and specimen transport services; analytical testing processes in our laboratories; providing accurate and timely lab reports; and billing information. We use Six Sigma processes to continuously reduce defects and enhance quality, and we are utilizing Lean Six Sigma principles to further increase the efficiency of our operations. Six Sigma is a management approach that utilizes a thorough understanding of customer needs and requirements, root cause analysis, process improvements and rigorous tracking and measuring to enhance quality. Lean Six Sigma streamlines processes and eliminates waste. We also use Six Sigma and Lean principles to help to standardize operations and processes across the Company and adopt identified Company best practices.

•

Offering Unparalleled Access and Distribution: We offer the broadest test menu and national access to testing services, with facilities in substantially all of the major metropolitan areas in the United States. We operate a nationwide network of greater than 2,000 patient service centers, principal laboratories located in more than 35 major metropolitan areas throughout the United States and about 150 smaller “rapid response” laboratories that enable us to serve patients, physicians, hospitals, employers and other healthcare providers throughout the United States. We believe that customers will increasingly seek to utilize laboratory-testing providers that offer a comprehensive range of tests and services and the most convenient access to those services.

          Growth is driven organically and through acquisition. We expect to grow organically at or above the industry growth rate by gaining more customers and selling more to existing customers. Historically, our industry has focused primarily on service levels and aggressive pricing to drive organic volume growth. We believe that the differentiation we are creating through our focus on Six Sigma quality, unparalleled access and distribution, the most comprehensive test menu and innovative test and information technology offerings will provide us with a competitive advantage and enable us to maintain pricing discipline as we drive profitable organic growth. Additionally, we are investing in sales and marketing, providing the sales force with better tools and training and adding innovative new products to sell. We are specifically focused on driving profitable organic growth in higher-growth areas by being a leading innovator. Our principal areas of focus include:

•

Physician Sub Specialties: While we provide a strong value proposition in routine and esoteric clinical testing, we have not been the provider of choice for certain pathology testing needs. We are enhancing our test menu and service capabilities to more effectively compete in several physician sub specialties, including urology, gastroenterology, dermatology and oncology, where we have had a smaller market share.

•

Anatomic Pathology: Of the total United States clinical laboratory testing market, which we believe exceeded $40 billion in annual revenues in 2005, we estimate that the current United States market for anatomic pathology services is approximately $7 billion per year. We estimate that cytology represents approximately $1 billion per year of this market, and that tissue pathology represents approximately $6 billion per year of this market. With the aging of the population and the increased incidence of cancer, we believe that the tissue pathology business is growing more rapidly and is more profitable than the cytology business. We are one of the leading providers of anatomic pathology services in the United States. We have traditionally been strongest in cytology, specifically in the analysis of Pap tests to detect cervical cancer. We led the industry in converting Pap testing to the use of liquid-based technology, a more effective means of screening for cervical cancer. We are also leading the industry in educating physicians about human papilloma virus (HPV) molecular testing. The American College of Obstetricians and Gynecologists (ACOG) and the American Cancer Society recommend women over 30 are screened for HPV in addition to a Pap test. We intend to continue to expand our anatomic pathology business, particularly in tissue pathology. In conjunction with our physician sub-specialty focus, we have been enhancing our anatomic pathology capabilities and service offerings and are adding specially trained sales representatives. We generated approximately $550 million in net revenues from anatomic pathology services during 2005.

•

Innovation Leadership: We intend to build upon our reputation as a leading innovator in the clinical laboratory industry by continuing to introduce new tests, technology and services. As the industry leader with the largest and broadest network and the leading provider of esoteric testing, we believe that we are the best partner for developers of new technologies and tests to introduce their products to the marketplace. Through our relationships with the academic community, pharmaceutical and biotechnology firms and emerging medical technology companies that develop and commercialize novel diagnostics, pharmaceutical and device technologies, we believe that we are one of the leaders in transferring technical innovation to the market. Our innovation activities are focused on:

–

Gene-Based and Other Esoteric Testing Capabilities: We intend to remain a leading innovator in the diagnostic testing industry by continuing to introduce new tests, technology and services. We believe that gene-based and other esoteric tests are the fastest growing area within the diagnostic testing industry. We believe that we have the largest gene-based testing business in the United States, with over $660 million in net revenues during 2005, and that this business is growing approximately 10% per year. We believe that the unveiling of the human genome, the discovery of new genes and the linkages of these genes and the proteins they produce with disease will result in more complex and thorough predictive and diagnostic testing. We believe that we are well positioned to benefit from this growth. We intend to focus on commercializing diagnostic applications of discoveries in the areas of functional genomics and proteomics.

–

Information Technology: We continue to invest in the development and improvement of information technology products for customers and healthcare providers. We develop differentiated products that provide more convenient ordering and reporting of laboratory tests and better access to patient-centric information. We believe that these products enhance the value we provide to our customers and result in increased customer loyalty. Our Care360™ products, including our Care360 Physician Portal, enable doctors to order diagnostic tests and review laboratory results from Quest Diagnostics online. In addition, the Care360 Physician Portal enables doctors to electronically prescribe medication, view clinical and administrative information from various sources, file certain documents into a patient-centric health record maintained in our repository and share confidential information with medical colleagues in a manner consistent with the Health Insurance Portability and Accountability Act of 1996, or HIPAA. The Care360 Physician Portal and related Care360 products allow us to replace older technology products that we currently provide to many physicians and thereby streamline our support structure. Demand has been growing for our information technology solutions as physicians have expanded their usage of the Internet. By the end of 2005, approximately 45% of our orders were being transmitted via the Internet.

The Care360 Physician Portal was developed by MedPlus Inc., or MedPlus, our wholly owned healthcare information technology subsidiary. MedPlus’ ChartMaxx® patient record systems and Care360 connectivity system are designed to support the creation and management of electronic patient records, by bringing together, in one patient-centric view, information from various sources, including physician’s records and laboratory and hospital data. We intend to expand the services offered through our portal over time through both internal development and the formation of strategic relationships.

          We expect to continue pursuing growth through acquisitions. Historically, as the clinical laboratory industry consolidated, acquisitions contributed a significant portion of our growth. We believe that organic growth will become more significant, while acquisitions will continue to be an important contributor to growth.

          The clinical laboratory industry remains highly fragmented. We expect to continue to selectively evaluate potential acquisitions of regional clinical laboratories that can be integrated into our existing laboratories, thereby increasing access for patients and enabling us to reduce costs and improve efficiencies. See “Recent Acquisition” for a discussion of our recent acquisitions. We will also selectively assess potential acquisition opportunities that will increase clinical capabilities, geographic presence, or move us into related adjacent spaces, both domestically and internationally. During 2005, through the acquisition of LabOne, we entered into a new testing-related field, providing laboratory testing and risk assessment services to the life insurance industry.

          Rapid development of new tests and technologies continues. In addition, hospitals and physician office laboratories increasingly are internalizing testing, moving testing closer to the patient. As a result, we will consider acquiring or exclusively licensing selective products to complement the services we provide.

          Technology is making possible the convergence of various healthcare disciplines. Information technology will eventually enable doctors to diagnose and treat disease by aggregating a patient’s genetic predisposition, diagnostic test results and diagnostic images into a patient-centric electronic medical record available in a timely fashion at the point of care. Having such clinical data in one easily accessed place will enable better decision-making and drive improved outcomes for patients. Accordingly, potential acquisitions in adjacent industries such as healthcare information technology and diagnostic imaging may also be considered. Our acquisition of MedPlus in 2001 was our first acquisition of a healthcare information technology company.

          People enable us to realize our mission. In this regard, an important challenge is to prepare our workforce for the future. Our people strategy is built on concepts of stringent employee selection, effective engagement and ongoing development resulting in a staff of highly qualified and motivated employees who are committed to our goals. In addition, we are committed to improving the health of our employees and reducing healthcare costs for them and our Company. Through our HealthyQuest initiative, we provide employees with the opportunity to lose weight, quit smoking and generally pursue healthier lifestyles. Quest Diagnostics is recognized as a “best place to work” in numerous locales as a consequence of our workplace initiatives that reflect our belief that people are our most important asset. We take diversity seriously, believing that our organization should reasonably reflect the communities that we serve. We strive to make all of our employees effective ambassadors of our Company.

Recent Acquisition

          On November 1, 2005, we acquired LabOne, Inc., or LabOne, in a transaction valued at approximately $947 million, including approximately $138 million of assumed debt of LabOne. LabOne provides health screening and risk assessment services to life insurance companies, as well as clinical diagnostic testing services to healthcare providers and drugs-of-abuse testing to employers. LabOne operates major laboratories in Lenexa, Kansas, and Cincinnati, Ohio, as well as a state-of-the-art call center in Lee’s Summit, Missouri, and provides paramedical examination services throughout the United States and Canada to serve the life insurance industry. The acquisition of LabOne supports our growth strategy in a number of ways, including: solidifying our leadership position in diagnostic testing by expanding access for physicians and patients and giving us added presence in several geographic areas; strengthening our drugs-of-abuse testing business and establishing us as the leader in a new testing net related business, providing health screening and risk assessment services to the life insurance industry.

Our Services

          For 2005, our clinical laboratory testing business accounted for approximately 95% of our net revenues, with the balance derived from clinical trials testing, risk assessment services and other services and products. Laboratory testing includes routine testing and gene-based and esoteric testing, which generated approximately 78% and 17%, respectively, of our net revenues. Clinical trials testing generated less than 3% of our net revenues and risk assessment services generated less than 1% of our net revenues. We derive approximately 2% of our net revenues from foreign operations. We expect that the risk assessment business will represent approximately 4% of our net revenues in 2006, bringing the total net revenues attributable to our non-clinical testing businesses to approximately 8% of our consolidated net revenues.

Routine Testing

          Routine tests measure various important bodily health parameters such as the functions of the kidney, heart, liver, thyroid and other organs. Commonly ordered tests include:

•	blood cholesterol level;

•	blood chemistries;

•	complete blood cell counts;

•	Pap tests;

•	urinalyses;

•	pregnancy and other prenatal tests; and

•	alcohol and other substance-abuse tests.

          We perform routine testing through our network of major laboratories, rapid response laboratories and patient service centers. We also perform routine testing at the hospital laboratories we manage. Major laboratories offer a full line of routine clinical tests. Rapid response laboratories are smaller facilities where we can quickly perform an abbreviated menu of routine tests for customers that require rapid turnaround times. Patient service centers are facilities where specimens are collected, and are typically located in or near a building used by medical professionals.

          We operate 24 hours a day, 365 days a year. We perform and report most routine procedures within 24 hours. The majority of test results are delivered electronically.

Esoteric Testing

          Esoteric tests are those tests that require more sophisticated technology, equipment or materials, professional “hands-on” attention from highly skilled and technical personnel, and that may be performed less frequently than routine tests. Because it is not cost-effective for most hospital and clinical laboratories to perform low-volume esoteric tests in-house, they generally refer many of these tests to an esoteric clinical testing laboratory that specializes in performing these more complex tests. Due to their complexity, esoteric tests are generally reimbursed at higher levels than routine tests.

          Our two esoteric testing laboratories, which conduct business as Quest Diagnostics Nichols Institute, are among the leading esoteric clinical testing laboratories in the world. In 1998, our esoteric testing laboratory in San Juan Capistrano, California, was the first clinical laboratory in North America to achieve International Organization for Standardization, or ISO, 9001 certification. Our esoteric testing laboratory in Chantilly, Virginia enables us to provide full esoteric testing services on the east coast. Our two esoteric testing laboratories perform hundreds of esoteric tests that are not routinely performed by our regional laboratories. These esoteric tests are generally in the following fields:

•	endocrinology and metabolism (the study of glands, their hormone secretions and their effects on body growth and metabolism);

•	genetics (the study of chromosomes, genes and their protein products and effects);

•	hematology (the study of blood and bone marrow cells) and coagulation (the process of blood clotting);

•	HLA and immunogenetics (solid organ and bone marrow transplantation; eligibility for vaccines and immunotherapy);

•	immunology (the study of the immune system including antibodies, immune system cells and their effects);

•	microbiology and infectious diseases (the study of microscopic forms of life including bacteria, viruses, fungi and other infectious agents);

•	oncology (the study of abnormal cell growth including benign tumors and cancer);

•	serology (a science dealing with body fluids and their analysis, including antibodies, proteins and other characteristics); and

•	toxicology (the study of chemicals and drugs and their effects on the body’s metabolism).

New Test Introductions

          We intend to build upon our reputation as a leading innovator in the clinical laboratory industry by continuing to introduce new diagnostic tests. As the industry leader with the largest and broadest laboratory network and the leading provider of esoteric testing, we believe that we are the best partner for developers of new technology and tests to introduce their products to the marketplace.

          We continued to be a leading innovator in the industry in 2005, through tests that we developed at Quest Diagnostics Nichols Institute, the largest provider of molecular diagnostic testing in the United States, as well as through relationships with technology developers. We believe that we are one of the leaders in transferring technical innovations to the market, through our relationships with the academic community and pharmaceutical and biotechnology firms, as well as collaborations with emerging medical technology companies that develop and commercialize novel diagnostics, pharmaceutical and device technologies.

          We primarily focus our resources on three disease states, cardiovascular disease, cancer and infectious disease, as well as on continued advancements in molecular diagnostics. During 2005, we introduced approximately 75 new and improved assays, including:

•

The initial two tests in a family of new plasma-based tests for leukemia and lymphoma. We believe that these tests, which are based on technology licensed from M.D. Anderson Cancer Center, will reduce and, in the future, might replace the need for painful bone marrow biopsies.

•

A gene-based assay to help physicians identify metastatic Cancers of Unknown Primary origin. Cancer of unknown primary origin refers to metastatic cancer in which cancer cells are found somewhere in the body, but the place of origin where they first started growing cannot be identified from physical examination, pathologic analysis or other forms of diagnostic testing. This test is intended to aid physicians in identifying the primary site of origin of cancer, establishing prognosis and determining appropriate therapy.

•

We also added tests to support our leadership in infectious diseases and endocrinology, including testing using Liquid chromoatrography-tandem mass spectrometry (LC-MS/MS), as well as tests in immunology, particularly autoimmune disorders and coagulation, an increasingly important factor in cancer treatment, cardiovascular health and pre-surgical preparation.

          We proactively search for new opportunities in screening, diagnosis, prognosis, treatment choice and treatment monitoring. We believe that, with the unveiling of the human genome, and its extension into proteomics, new genes and combinations of proteins will continue to be discovered at an accelerating pace and will result in ever more complex and thorough predictive and diagnostic testing. We believe that we are well positioned to benefit from these advances.

          As testing methods become more complex, we believe that it is also important to provide sound medical and scientific consultation to ensure the correct application and interpretation of the test results. Our medical and scientific directors are always available for consultation to our customers. In 2005, we further enhanced our consultation programs, supported with our enhanced reporting initiatives, particularly in the complex areas of hematopathology and coagulation. We believe consultation services will provide higher confidence in the adoption of the new tests we develop and lead to improved client satisfaction and improved patient outcomes.

Risk Assessment Services

          We believe that we are the largest provider of risk assessment services to the life insurance industry in the United States. Our risk assessment services comprise underwriting support services to the life insurance industry including teleunderwriting, specimen collection and paramedical examinations, laboratory testing, medical record retrieval, motor vehicle reports, telephone inspections and credit checks. The laboratory tests performed and data gathered by us are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants, but also includes specimens of individuals applying for individual and group medical and disability policies. We also provide risk assessment services in Canada.

Clinical Trials Testing

          We believe that we are the world’s second largest provider of clinical laboratory testing performed in connection with clinical research trials on new drugs. Clinical research trials are required by the Food and Drug Administration, or FDA, and other international regulatory authorities to assess the safety and efficacy of new drugs. We have clinical trials testing centers in the United States and in the United Kingdom. We also provide clinical trials testing in Australia, Singapore and South Africa through arrangements with third parties. Clinical trials involving new drugs are increasingly being performed both inside and outside the United States. Approximately 50% of our net revenues from clinical trials testing in 2005 represented testing for GlaxoSmithKline plc, or GSK. We currently have a long-term contractual relationship with GSK, under which we are the primary provider of testing to support GSK’s clinical trials testing requirements worldwide.

Other Services and Products

          We manufacture and market diagnostic test kits and systems primarily for esoteric testing through our Nichols Institute Diagnostics subsidiary. These are sold principally to hospitals, clinical laboratories and dialysis centers, both domestically and internationally.

          Our MedPlus subsidiary is a developer and integrator of clinical connectivity and data management solutions for healthcare organizations, physicians and clinicians primarily through its ChartMaxx® electronic medical record system for hospitals and our Care360 suite of products. The Care360 Physician Portal was developed by MedPlus and enables physicians to order diagnostic tests and review laboratory results from Quest Diagnostics online. In addition, the Care360 Physician Portal enables physicians to electronically prescribe medications, view clinical and administrative information from multiple sources, file certain documents into a patient-centric health record maintained in our repository and share confidential patient information with medical colleagues in a manner that is consistent with HIPAA privacy and security requirements.

Payers and Customers

          We provide testing services to a broad range of healthcare providers. We consider a “payer” as the party that pays for the test and a “customer” as the party who refers the test to us. Depending on the billing arrangement and applicable law, the payer may be (1) the physician or other party (such as a hospital, another laboratory or an employer) who referred the testing to us, (2) the patient, or (3) a third party who pays the bill for the patient, such as an insurance company, Medicare or Medicaid. Some states, including New York, New Jersey and Rhode Island, prohibit us from billing physician clients. During 2005, only three customers accounted for 5% or more of our net revenues, and no single customer accounted for more than 8% of our net revenues. We believe that the loss of any one of our customers would not have a material adverse effect on our financial condition, results of operations or cash flows.

        The following table shows current estimates of the breakdown of the percentage of our total volume of requisitions and net revenues associated with our clinical laboratory testing business during 2005 applicable to each payer group:

	Requisition Volume as % of Total Volume			Net Revenues as % of Total Clinical Laboratory Testing Net Revenues

Patient	2%	—	5%	5%	—	10%
Medicare and Medicaid	15%	—	20%	15%	—	20%
Physicians, Hospitals, Employers and Other Monthly-Billed Clients	30%	—	35%	20%	—	25%
Healthcare Insurers-Fee-for-Service	30%	—	35%	40%	—	45%
Healthcare Insurers-Capitated	15%	—	20%	5%	—	10%

Physicians

          Physicians requiring testing for patients are the primary referral source of our clinical laboratory testing volume. Testing referred by physicians is typically billed to healthcare insurers, government programs such as Medicare and Medicaid, patients and physicians. Physicians are typically billed on a fee-for-service basis based on negotiated fee schedules. Fees billed to patients and healthcare insurers are based on the laboratory’s patient fee schedule, subject to any limitations on fees negotiated with the healthcare insurers or with physicians on behalf of their patients. Medicare and Medicaid reimbursements are based on fee schedules set by governmental authorities.

Healthcare Insurers

          Healthcare insurers, including managed care organizations and other healthcare insurance providers, which typically negotiate directly or indirectly with a number of clinical laboratories on behalf of their members, represent approximately one-

half of our total testing volumes and one-half of our net revenues. Larger healthcare insurers typically prefer to use large commercial clinical laboratories because they can provide services to their members on a national or regional basis. In addition, larger laboratories are better able to achieve the low-cost structures necessary to profitably service the members of large healthcare plans and can provide test utilization data across various products in a consistent format. Healthcare insurers frequently require test utilization data in order to meet the reporting requirements of the National Committee for Quality Assurance, or NCQA, to implement disease management programs and for other health plan operation purposes. In certain markets, such as California, healthcare insurers may delegate their covered members to independent physician associations, or IPAs, which in turn negotiate with laboratories for clinical laboratory services on behalf of their members.

          In recent years, healthcare insurers have begun to offer more freedom of choice to their members, including greater freedom to determine which laboratory to use and which tests to order. Accordingly, most of our agreements with major healthcare insurers are non-exclusive arrangements. As a result, under these non-exclusive arrangements, physicians and patients have more freedom of choice in selecting laboratories, and laboratories are likely to compete more on the basis of service and quality than they may otherwise. Also, healthcare plans are increasingly offering programs such as preferred provider organizations, or PPOs, and consumer driven health plans that offer a greater choice of healthcare providers. Pricing for these programs is typically negotiated on a fee-for-service basis, which generally results in higher revenue per requisition than under capitation arrangements. If consumer driven plans and PPO plans increase in popularity, it will be increasingly important for healthcare providers to differentiate themselves based on quality, service and convenience to avoid competing on price alone. Despite these trends, healthcare insurers continue to aggressively seek cost reductions in order to keep premiums to their customers competitive. If the Company is unable to agree on terms with a healthcare insurer, we could become a “non-participating” provider which may require us to bill the patient, or in certain cases the physician, rather than the healthcare insurer. This “non-participating” status could lead to loss of business since typically in these instances patients have a higher co-insurance responsibility and physicians may therefore not refer testing to a non-participating provider.

          The trend of consolidation among healthcare insurers has continued, resulting in fewer but larger insurers with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical laboratories. These healthcare insurers, as well as IPAs, demand that clinical laboratory service providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment arrangements. Under these capitated payment arrangements, we and healthcare insurers agree to a predetermined monthly reimbursement rate for each member of the healthcare insurer’s plan, regardless of the number or cost of services provided by us. Some services, such as various esoteric tests, new technologies and anatomic pathology services, may be carved out from a capitated rate and, if carved out, are charged on a fee-for-service basis. We work closely with healthcare insurers as they evaluate new tests; however, as innovation in the testing area increases, there is no guarantee that healthcare insurers will agree to offer the technology as a covered service, carve out these services or reimburse them at rates that reflect the true cost or value associated with such services.

          Historically, most Medicare beneficiaries were covered under the traditional Medicare program, but the federal government has, over the last several years, effected various proposals in an effort to increase enrollment of Medicare beneficiaries in the private managed care system. With the enactment of The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, which renamed the private Medicare program “Medicare Advantage” and created an additional product that allows for regional Preferred Provider Organization, it is possible that the Company may begin to experience a shift of traditional Medicare beneficiaries to private Medicare Advantage programs.

          A significant portion of the laboratory costs incurred by healthcare insurers is for payments made to non-contracted providers (primarily hospitals) at rates exceeding those of contracted providers. We offer QuestNet™, a service whereby we develop and administer customized networks of clinical laboratory providers for healthcare insurers. Through QuestNet™, physicians and members are provided multiple choices for clinical laboratory testing while healthcare insurers realize cost reductions from reducing testing performed by non-contracted providers.

Hospitals

          Hospitals generally maintain an on-site laboratory to perform testing on patients and refer less frequently needed and highly specialized procedures to outside laboratories, which typically charge the hospitals on a negotiated fee-for-service basis. Fee schedules for hospital reference testing are typically negotiated on behalf of the hospitals by group purchasing organizations. We believe that most hospital laboratories perform approximately 90% to 95% of their patients’ clinical laboratory tests. We provide services to hospitals throughout the United States that vary from esoteric testing to helping manage their laboratories. We believe that we are the industry’s market leader in servicing hospitals. Our hospital customers account for approximately 12% of our net revenues, the majority of which represents services billed to the hospitals for certain testing that the hospitals do not perform internally. Hospitals continue to look for ways to fully utilize their existing laboratory capacity through test internalization as well as competing with commercial laboratories for outreach (non-hospital patients)

testing. Most physicians have admitting privileges or other relationships with hospitals as part of their medical practice. Many hospitals leverage their relationships with community physicians and encourage the physicians to send their outreach testing to the hospital’s laboratory. In addition, hospitals that own physician practices generally require the physicians to refer tests to the hospital’s affiliated laboratory.

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

Employers, Governmental Institutions and Other Clinical Laboratories

          We provide testing services to federal, state and local governmental agencies and to large employers. We believe that we are the leading provider of clinical laboratory testing to employers for drugs of abuse. We also provide wellness testing to employers to enable employees to take an active role in improving their health. Testing services for employers account for approximately 3% of our net revenues. The volume of testing services for employers, which generally have relatively low profit margins, has increased moderately in 2005, driven by an increase in hiring. We also perform esoteric testing services for other commercial clinical laboratories that do not have a full range of testing capabilities. All of these customers are charged on a fee-for-service basis.

Sales and Marketing

          We market to and service our customers through our direct sales force, healthplan sales force, customer service representatives and couriers.

          We focus our sales efforts on obtaining and retaining profitable accounts. We have an active customer management process to evaluate the growth potential and profitability of all accounts.

          Our sales force is organized by customer type with the majority of representatives focused on marketing clinical laboratory testing and related services to physicians, including specialty physicians such as oncologists, urologists and gastroenterologists. Additionally, we have a healthplan sales organization that focuses on regional and national insurance and healthcare organizations. We also have a hospital sales organization that focuses on meeting the unique needs of hospitals and promotes the specialized capabilities of our Nichols Institute esoteric testing laboratories. Supporting our physician sales teams are genomics and esoteric testing specialists, who are specially trained and focused on educating our clients on new and more complex tests. A smaller portion of our sales force focuses on selling substance-of-abuse and wellness testing to employers. With the completion of the LabOne acquisition, we now have a sales force that focuses on selling risk assessment testing services to life insurance companies.

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

Information Systems

          Information systems are used extensively in virtually all aspects of our business, including laboratory testing, billing, customer service, logistics and management of medical data. The successful delivery of our services depends, in part, on the continued and uninterrupted performance of our information technology, or IT, systems. IT systems are vulnerable to damage from a variety of root causes, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers are potentially exposed to physical or electronic break-in attempts, computer viruses and similar disruptive problems. Despite the precautionary measures that we have taken to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that would interrupt our ability to process test orders, deliver test results or perform tests in a timely manner could adversely affect our reputation and result in a loss of customers and net revenues.

          Historically, acquired companies were often operated as local decentralized units, and we did not standardize their billing, laboratory or their other core information systems. This resulted in many different information systems for billing, test results reporting and other transactions.

          During 2002, we began implementation of a standard laboratory information system and a standard billing system across all of our operations, including those from our most recent acquisitions. The deployment of standardized systems is continuing and we expect that it will take several years to complete. It will result in significantly more centralized systems than we have even today and better control over the operational environment. We expect the integration of these systems will improve operating efficiency and provide management with more timely and comprehensive information with which to make management decisions. However, failure or delays in properly implementing this standardization process could materially adversely affect our business. During system conversions of this magnitude, workflow is re-engineered to take advantage of best practices and enhanced system capabilities and may temporarily affect the delivery of our services. In addition, the implementation process, including the transfer of databases and master files to new data centers, presents significant conversion risks that need to be managed very carefully.

Billing

          Billing for laboratory services is complicated. Depending on the billing arrangement and applicable law, we must bill various payers, such as patients, insurance companies, Medicare, Medicaid, physicians and employer groups, all of which have different billing requirements. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further complexity to the billing process. Other factors that complicate billing include:

•	differences between our fee schedules and the reimbursement rates of the payers;

•	disparity in coverage and information requirements among various payers;

•	missing, incomplete or inaccurate billing information provided by ordering physicians; and

•	disputes with payers as to which party is responsible for payment.

          We incur additional costs as a result of our participation in Medicare and Medicaid programs, as billing and reimbursement for clinical laboratory testing is subject to considerable and complex federal and state regulations. These additional costs include those related to: (1) complexity added to our billing processes; (2) training and education of our employees and customers; (3) compliance and legal costs; and (4) costs related to, among other factors, medical necessity denials and advance beneficiary notices. Compliance with applicable laws and regulations, as well as internal compliance policies and procedures, adds further complexity and costs to our operations. Changes in laws and regulations could negatively impact our ability to bill our clients. The Centers for Medicare & Medicaid Services, or CMS, establishes procedures and continuously evaluates and implements changes to the reimbursement process.

          We believe that most of our bad debt expense, which was 4.2% of our net revenues in 2005, is primarily the result of missing or incorrect billing information on requisitions received from healthcare providers and the failure of patients to pay the portion of the receivable that is their responsibility rather than credit related issues. In general, we perform the requested tests and report test results regardless of whether the billing information is incorrect or missing. We subsequently attempt to contact the healthcare provider or patient to obtain any missing information and rectify incorrect billing information. Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable and bad debt expense (see “Regulation of Reimbursement for Clinical Laboratory Services”).

Competition

          While there has been significant consolidation in the clinical laboratory testing industry in recent years, our industry remains fragmented and highly competitive. We primarily compete with three types of laboratory providers: hospital-affiliated laboratories, other commercial clinical laboratories and physician-office laboratories. We are the leading clinical laboratory testing provider in the United States, with net revenues of $5.5 billion during 2005, and facilities in substantially all of the country’s major metropolitan areas. Our largest competitor is Laboratory Corporation of America Holdings, Inc. In addition, we compete with many smaller regional and local commercial clinical laboratories, specialized esoteric labs, as well as laboratories owned by physicians and hospitals (see “Payers and Customers”).

          We believe that healthcare providers consider a number of factors when selecting a laboratory, including:

•	service capability and quality;

•	accuracy, timeliness and consistency in reporting test results;

•	number and type of tests performed by the laboratory;

•	number, convenience and geographic coverage of patient service centers;

•	reputation in the medical community; and

•	pricing.

          We believe that we compete favorably in each of these areas.

          We believe that large commercial clinical laboratories may be able to increase their share of the overall clinical laboratory testing market due to their large service networks and lower cost structures. These advantages should enable larger clinical laboratories to more effectively serve large customers and members of large healthcare plans. In addition, we believe that consolidation in the clinical laboratory testing industry will continue. However, a majority of the clinical laboratory testing is likely to continue to be performed by hospitals, which generally have affiliations with community physicians that refer testing to us (see “Payers and Customers– Hospitals”). As a result of these affiliations, we compete against hospital-affiliated laboratories primarily on the basis of service capability and quality as well as other non-pricing factors. Our failure to provide service superior to hospital-affiliated laboratories and other laboratories could have a material adverse effect on our net revenues and profitability.

          The diagnostic testing industry is faced with changing technology and new product introductions. Advances in technology may lead to the development of more cost-effective tests that can be performed outside of a commercial clinical laboratory such as (1) point-of-care tests that can be performed by physicians in their offices; (2) esoteric tests that can be performed by hospitals in their own laboratories; and (3) home testing that can be carried out without requiring the services of clinical laboratories. Development of such technology and its use by our customers and patients would reduce the demand for our laboratory testing services and negatively impact our net revenues (see “Regulation of Clinical Laboratory Operations”).

Quality Assurance

          Our goal is to continually improve the processes for collection, storage and transportation of patient specimens, as well as the precision and accuracy of analysis and result reporting. Our quality assurance efforts focus on proficiency testing, process audits, statistical process control and personnel training for all of our laboratories and patient service centers. We continue to implement our Six Sigma and standardization initiatives to help achieve our goal of becoming recognized as the undisputed quality leader in the healthcare services industry. Our Nichols Institute facility in San Juan Capistrano was the first clinical laboratory in North America to achieve ISO certification. Two of our clinical trials laboratories, our diagnostic kits facility and two of our routine laboratories are also ISO certified. These certifications are international standards for quality management systems.

          Internal Proficiency Testing, Quality Control and Audits. Quality control samples are processed in parallel with the analysis of patient specimens. The results of tests on quality control samples are monitored to identify trends, biases or imprecision in our analytical processes. We also perform internal process audits as part of our comprehensive Quality Assurance program.

          External Proficiency Testing and Accreditation. All of our laboratories participate in various external quality surveillance programs. They include, but are not limited to, proficiency testing programs administered by the College of American Pathologists, or CAP, as well as some state agencies.

          CAP is an independent, non-governmental organization of board certified pathologists. CAP is approved by CMS to inspect clinical laboratories to determine compliance with the standards required by the Clinical Laboratory Improvement Amendments of 1988, or CLIA. CAP offers an accreditation program to which laboratories may voluntarily subscribe. All of our major regional laboratories are accredited by CAP. Accreditation includes on-site inspections and participation in the CAP (or equivalent) proficiency testing program. “CAP whistle blower” hotline posters, which are used to escalate unresolved quality and laboratory safety concerns to CAP, are posted in all of our CAP accredited laboratories.

Regulation of Clinical Laboratory Operations

          The clinical laboratory industry is subject to significant federal and state regulation, including inspections and audits by governmental agencies. Governmental authorities may impose fines or criminal penalties or take other actions to enforce laws and regulations, including revoking a clinical laboratory’s federal certification, which is required to operate a clinical laboratory operation. Changes in regulations may (i) increase our operating costs including, but not limited to, those costs associated with performing clinical laboratory tests, and administrative requirements related to billing or (ii) decrease the amount of reimbursement related to testing services performed.

          CLIA and State Regulation. All of our laboratories and (where applicable) patient service centers are licensed and accredited by the appropriate federal and state agencies. CLIA regulates virtually all clinical laboratories by requiring they be certified by the federal government and comply with various operational, personnel and quality requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. CLIA does not preempt state laws that are more stringent than federal law. For example, state laws may require additional personnel qualifications, quality control, record maintenance and/or proficiency testing. The cost of compliance with CLIA makes it cost prohibitive for many physicians to operate clinical laboratories in their offices. However, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling to both physicians and patients test kits approved by the FDA for home use. Diagnostic tests approved or cleared by the FDA for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories with minimal regulatory oversight under CLIA as well as by patients in their homes.

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

          Controlled Substances. The federal Drug Enforcement Administration, or DEA, regulates access to controlled substances used to perform drugs of abuse testing. To obtain access to controlled substances, laboratories must be licensed by the DEA. All of our laboratories that use controlled substances are licensed by the DEA.

          Medical Waste, Hazardous Waste and Radioactive Materials. Clinical laboratories are also subject to federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and radioactive materials. We generally use outside vendors to dispose of such waste.

          FDA. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used to perform diagnostic testing by clinical laboratories. In the past, the FDA has claimed regulatory authority over laboratory-developed tests, but has exercised enforcement discretion in not regulating most laboratory-developed tests performed by high complexity CLIA-certified laboratories. In December 2000, the Department of Health and Human Services, or HHS, Secretary’s Advisory Committee on Genetic Testing recommended that the FDA be the lead federal agency to regulate genetic testing. In late 2002, a new HHS Secretary’s Advisory Committee on Genetics, Health and Society, or SACGHS, was appointed to replace the prior Advisory Committee. In June 2004, SACGHS announced that its priorities included Overview of the Oversight of Genetic Technologies. Ultimately, SACGHS decided that it would continue to monitor the progress of the federal agencies in the oversight of genetic technologies, but it did not believe that further action was warranted. In the meantime, the FDA is considering revising its regulations on analyte specific reagents, which are used in laboratory-developed tests, including laboratory-developed genetic testing. FDA interest in or actual regulation of laboratory-developed tests or increased regulation of the various medical devices used in laboratory-developed testing could lead to periodic inquiry letters from the FDA and increased costs and delays in introducing new tests, including genetic tests. Representatives of clinical laboratories (including Quest Diagnostics) and the American Clinical Laboratory Association (our industry trade association), or ACLA, have communicated industry concerns to representatives of the FDA regarding potential FDA regulation of genetic testing in general and issues with regard to the impact of potential increased oversight over analyte specific reagents. We expect those discussions to continue.

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

          Specimen Transportation. Transportation of most clinical laboratory specimens and some laboratory supplies are considered hazardous materials subject to regulation by the Department of Transportation, the Public Health Service, the United States Postal Service and the International Air Transport Association.

          Corporate Practice of Medicine. Many states, including some in which our principal laboratories are located, prohibit corporations from engaging in the practice of medicine. The corporate practice of medicine doctrine has been interpreted in certain states to prohibit corporations from employing licensed healthcare professionals to provide services on the corporation’s behalf. The scope of the doctrine, and how it applies, varies from state to state. In certain states these restrictions affect our ability to directly provide anatomic pathology services and/or to provide clinical laboratory services directly to consumers.

Healthcare Information Technology

          Clinical laboratories use information technology to obtain laboratory orders and to communicate results and provide other laboratory reporting. Innovations in healthcare information technology, or HCIT, have the potential to improve patient care, promote efficiency and reduce expense. Both at the federal and state levels, there are public and private efforts to bring together healthcare providers, information technology vendors, and other stakeholders to coordinate federal healthcare information standards and develop a national healthcare network, including adopting standard code sets and developing standards for electronic interoperability (standards for the exchange and use of electronic healthcare data).

          We and MedPlus, our HCIT subsidiary, could be impacted by any national healthcare information network and the adoption of standards for HCIT interoperability, because of substantial existing investments in software and hardware and the potential for having to make substantial future investments to comply with new or different standards. On October 11, 2005, as required by the MMA, the Office of the Inspector General, or OIG, published a proposed safe harbor to the federal anti-kickback statute and CMS published proposed exceptions to the Stark self-referral prohibition law that would permit certain providers other than clinical laboratories to provide e-prescribing items and services to physicians for free. If these regulations are adopted as proposed, certain providers would be able to provide broader packages of HCIT items or services than clinical laboratories which could create incentives for some customers to choose such providers. We are commenting on the proposed rules through our industry trade association, ACLA, reflecting our position that if any providers are permitted to be donors of e-prescribing or EHR items or services, then all providers should be entitled to the same protections afforded by the proposed safe harbor and self-referral prohibition exceptions.

          We and ACLA, our trade association, are monitoring standards development, proposed legislation and rulemaking proceedings and we are providing relevant information to policy makers to ensure that issues important to medical laboratories are reflected in any interoperability standards, HCIT legislation and proposed regulations.

Privacy and Security of Health Information; Standard Transactions

          Pursuant to HIPAA, the Secretary of HHS has issued final regulations designed to improve the efficiency and effectiveness of the healthcare system by facilitating the electronic exchange of information in certain financial and administrative transactions while protecting the privacy and security of the information exchanged. Three principal regulations have been issued in final form: privacy regulations, security regulations and standards for electronic transactions.

          The HIPAA privacy regulations, which fully came into effect in April 2003, establish comprehensive federal standards with respect to the uses and disclosures of protected health information by health plans, healthcare providers and healthcare clearinghouses. The regulations establish a complex regulatory framework on a variety of subjects, including:

•

the circumstances under which uses and disclosures of protected health information are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payment for our services and our healthcare operations activities;

•	a patient’s rights to access, amend and receive an accounting of certain disclosures of protected health information;

•	the content of notices of privacy practices for protected health information; and

•	administrative, technical and physical safeguards required of entities that use or receive protected health information.

          We have implemented practices to meet the requirements of the HIPAA privacy regulations. The HIPAA privacy regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy standards and varying state privacy laws. In addition, for healthcare data transfers relating to citizens of other countries, we need to comply with the laws of other countries. The federal privacy regulations restrict our ability to use or disclose patient-identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA) except for disclosures for various public policy purposes and other permitted purposes outlined in the final privacy regulations. The privacy regulations provide for significant fines and other penalties for wrongful use or disclosure of protected health information, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

          The final HIPAA security regulations, which establish requirements for safeguarding electronic patient information, were published on February 20, 2003 and became effective on April 21, 2003, although healthcare providers had until April 20, 2005 to comply. We have implemented policies and standards to reasonably and appropriately comply with the requirements of the regulations.

          The final HIPAA regulations for electronic transactions, which we refer to as the transaction standards, establish uniform standards for electronic transactions and code sets, including the electronic transactions and code sets used for billing claims, remittance advices, enrollment and eligibility. HHS issued guidance on July 24, 2003 stating that it would not penalize a covered entity for post-implementation date transactions that are not fully compliant with the transactions standards, if the covered entity could demonstrate its good faith efforts to comply with the standards. However, beginning October 1, 2005, CMS no longer processes incoming non-HIPAA compliant electronic Medicare claims.

          Many of our payers were not ready to implement the transaction standards by the October 2003 compliance deadline or were not ready to test or trouble-shoot claims submissions. Since that time, significant progress has been made in implementing the transaction standards with our payers. As of December 31, 2005, we are substantially complete with the conversion to the required standard format for our electronic fee-for-service claim transactions and our electronic fee-for-service remittance transactions. In September 2005, as part of HIPAA Administrative Simplification, HHS published a Notice of Proposed Rulemaking on Standards for Electronic Health Care Claims Attachments. We are commenting on this proposal through ACLA, our industry trade association, and final rule publication from HHS is not anticipated prior to mid-2006. Upon final rule publication, the implementation period for electronic health care claim attachments is anticipated to be two years at a minimum.

          The HIPAA transaction standards are complex and subject to differences in interpretation by payers. For instance, some payers may interpret the standards to require us to provide certain types of information, including demographic information not usually provided to us by physicians. We are working closely with our payers to establish acceptable protocols for claims submissions and with our industry trade association and an industry coalition to present issues and problems as they arise to the appropriate regulators and standards setting organizations.

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

          While the total cost to comply with Medicare administrative requirements is disproportionate to our cost to bill other payers, average Medicare reimbursement rates are not materially different than our overall average reimbursement rate from all payers, making this business generally less profitable. Despite the added cost and complexity of participating in the Medicare and Medicaid programs, we continue to participate in such programs because we believe that our other business may depend, in part, on continued participation in these programs, since certain customers may want a single laboratory capable of performing all of their clinical laboratory testing services, regardless of who pays for such services.

          Billing and reimbursement for clinical laboratory testing is subject to significant and complex federal and state regulation. Penalties for violations of laws relating to billing federal healthcare programs and for violations of federal fraud and abuse laws include: (1) exclusion from participation in Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate some or all of a clinical laboratory’s business. Civil monetary penalties for a wide range of violations are not more than $10,000 per violation plus three times the amount claimed and, in the case of kickback violations, not more than $50,000 per violation plus up to three times the amount of remuneration involved. A parallel civil remedy under the federal False Claims Act provides for damages not more than $11,000 per violation plus up to three times the amount claimed.

          Reduced Reimbursements. In 1984, Congress established a Medicare fee schedule payment methodology for clinical laboratory services performed for patients covered under Part B of the Medicare program. Congress then imposed a national ceiling on the amount that carriers could pay under their local Medicare fee schedules. Since then, Congress has periodically reduced the national ceilings. The Medicare national fee schedule limitations were reduced in 1996 to 76% of the 1984 national median of the local fee schedules and in 1998 to 74% of the 1984 national median. The national ceiling applies to tests for which limitation amounts were established before January 1, 2001. For more recent tests (tests for which a limitation amount is first established on or after January 1, 2001), the limitation amount is set at 100% of the median of all the local fee schedules established for that test in accordance with the Social Security Act. The MMA eliminated for five years (beginning January 1, 2004) the provision for annual increases to the Medicare national fee schedule based on the consumer price index. Thus, by law an adjustment to the national fee schedule for clinical laboratory services based on the consumer price index cannot occur before January 1, 2009. However, the MMA added coverage for certain cardiovascular screening tests and diabetes screening tests, subject to certain frequency limitations. The MMA evaluates new diagnostic tests for coverage as they are introduced. In addition, the 2005 Physician Fee Schedule rule proposed to lower Medicare’s payment rates for flow cytometry services in 2005. Quest Diagnostics believed that CMS failed to properly value these services and commented on this proposed change through ACLA. Pathology services are reimbursed by Medicare according to a Physician Fee Schedule based on a resource-based relative value scale, or RBRVS, that is periodically updated by CMS. On November 21, 2005, CMS published its Final Physician Fee Schedule Rule (effective January 1, 2006) but did not implement any changes to the Practice Expense values in the new fee schedule, leaving the lower reimbursement for flow cytometry in place for 2006. In addition, the formula used for RBRVS calls for a 4.4% reduction in the 2006 payment level for physicians services, including anatomic pathology services payable to clinical laboratories. In February 2006, Congress eliminated the 4.4% reduction in the 2006 Physician Fee Schedule, keeping the reimbursement for physician services (including anatomic pathology services billed by clinical laboratories) unchanged from 2005. Approximately 1% of our net revenues are derived from pathology services reimbursed by Medicare based on RBRVS.

          With regard to the clinical laboratory services performed on behalf of Medicare beneficiaries, we must bill the Medicare program directly and must accept the carrier’s fee schedule amount as payment in full. In addition, state Medicaid programs are prohibited from paying more (and in most instances, pay significantly less) than Medicare. Major clinical laboratories, including Quest Diagnostics, typically use two fee schedules for tests billed on a fee-for-service basis:

•

“Client” fees charged to physicians, hospitals, and institutions for which a clinical laboratory performs testing services on a wholesale basis and which are billed on a monthly basis. These fees are generally subject to negotiation or discount.

•	“Patient” fees charged to individual patients and third-party payers, like Medicare and Medicaid. These fees generally require separate bills for each requisition.

          The fee schedule amounts established by Medicare are typically substantially lower than patient fees otherwise charged by us, but are sometimes higher than our fees actually charged to certain clients. During 1992, the OIG of the HHS issued final regulations that prohibited charging Medicare fees substantially in excess of a provider’s usual charges. The laboratory industry believes that the term “usual charges” specifically applies to amounts charged to similarly-situated third-party payers and to patients and that client fees should not be included in “usual charges”. The OIG, however, declined to provide any guidance concerning interpretation of these rules, including whether or not discounts to non-governmental clients and payers or the dual-fee structure might be inconsistent with these rules.

          A proposed rule released in September 1997 would have authorized the OIG to exclude providers from participation in the Medicare program, including clinical laboratories, that charge Medicare and other programs fees that are “substantially in excess of . . . usual charges . . . to any of [their] customers, clients or patients”. This proposal was withdrawn by the OIG in 1998. In November 1999, the OIG issued an advisory opinion which indicated that a clinical laboratory offering discounts on client bills may violate the “usual charges” regulation if the “charge to Medicare substantially exceeds the amount the laboratory most frequently charges or has contractually agreed to accept from non-Federal payers”. The OIG subsequently issued a letter clarifying that the usual charges regulation is not a blanket prohibition on discounts to private pay customers.

          In September 2003, the OIG published a Notice of Proposed Rulemaking that would amend the OIG’s exclusion regulations addressing excessive claims. Under the proposed exclusion rule, the OIG would have the authority to exclude a provider for submitting claims to Medicare that contain charges that are substantially in excess of the provider’s usual charges. The proposal would define “usual charges” as the average payment from non-government entities, on a test by test basis, excluding capitated payments; and would define “substantially in excess” to be an amount that is more than 20% greater than the usual charge. We believe that the rule is unnecessary for the clinical laboratory industry because Congress has already established fee schedules for the services that the rule proposes to regulate. We also believe that the rule is unworkable and overly burdensome. Through our industry trade association, we filed comments opposing the proposed rule and we are working with our trade association and a coalition of other healthcare providers who also oppose this proposed regulation as drafted. If this regulation is adopted as proposed, it could potentially reduce the amounts we bill and collect from Medicare and other federal payers, affect the fees we charge to other payers, or subject the Company to penalties for non-compliance, and could also be costly for us to administer.

          The 1997 Balanced Budget Act permits CMS to adjust statutorily prescribed fees for some medical services, including clinical laboratory services, if the fees are “grossly excessive”. In December 2002, CMS issued an interim final rule setting forth a process and factors for establishing a “realistic and equitable” payment amount for all Medicare Part B services (except physician services and services paid under a prospective payment system) when the existing payment amounts are determined to be inherently unreasonable. Payment amounts may be considered unreasonable because they are either grossly excessive or deficient. In December 2005, CMS published the final rule clarifying that if CMS or a carrier determines that an overall payment adjustment of less than 15% is needed to produce a realistic and equitable payment amount, then the payment amount is not considered “grossly excessive or deficient.” However, if a determination is made that a payment adjustment of 15% or more is justified, CMS could provide an adjustment of less than 15%, but not more than 15%, in any given year. We cannot provide any assurances to investors that fees payable by Medicare could not be reduced as a result of the application of this rule or that the government might not assert claims for reimbursement by purporting to retroactively apply this rule or the OIG interpretation concerning “usual charges.”

          Currently, Medicare does not require the beneficiary to pay a co-payment for clinical laboratory testing. When co-payments were last in effect before adoption of the clinical laboratory services fee schedules in 1984, clinical laboratories received from Medicare carriers only 80% of the Medicare allowed amount and were required to bill Medicare beneficiaries for the unpaid balance of the Medicare allowed amount. If re-enacted, a co-payment requirement could adversely affect the revenues of the clinical laboratory industry, including us, by exposing the testing laboratory to the credit of individuals and by increasing the number of bills. In addition, a laboratory could be subject to potential fraud and abuse violations if adequate procedures to bill and collect the co-payments are not established and followed. The Medicare reform bill approved by the United States Senate in June 2003 included a co-payment provision, under which clinical laboratories would receive from Medicare carriers only 80% of the Medicare allowed amount for clinical laboratory tests and would be required to bill Medicare beneficiaries for the 20% balance of the Medicare allowed amount. The co-payment provision was dropped from the bill as passed (known as the Medicare Prescription Drug, Improvement, and Modernization Act of 2003). We cannot provide any assurances to investors that Congress would not seek to re-impose a copayment requirement payable by Medicare beneficiaries for clinical laboratory services. Certain Medicaid programs already require Medicaid recipients to pay co-payment amounts for clinical laboratory testing.

          Reduced Utilization of Clinical Laboratory Testing. In recent years, CMS has taken several steps to reduce utilization of clinical laboratory testing. Since 1995, Medicare carriers have adopted policies under which they do not pay for many commonly ordered clinical tests unless the ordering physician has provided an appropriate diagnosis code supporting the medical necessity of the test. Physicians are required by law to provide diagnostic information when they order clinical tests for Medicare and Medicaid patients. However, CMS has not prescribed any penalty for physicians who fail to provide this diagnostic information to laboratories. Moreover, regulations adopted in accordance with HIPAA require submission of diagnosis codes as part of the standard claims transaction.

          We are generally permitted to bill patients directly for some statutorily excluded clinical laboratory services. If a patient signs an advance beneficiary notice, or ABN, we are also generally permitted to bill patients for clinical laboratory tests that Medicare does not cover due to “medical necessity” limitations (these tests include limited coverage tests for which the ordering physician did not provide an appropriate diagnosis code and certain tests ordered on a patient at a frequency greater than covered by Medicare). An ABN is a notice signed by the beneficiary which documents the patient’s informed decision to personally assume financial liability for laboratory tests which are likely to be denied and not reimbursed by Medicare because they are deemed to be not medically necessary. We do not have any direct contact with most of these patients and, in such cases, cannot control the proper use of the ABN by the physician or the physician’s office staff. If the ABN is not timely provided to the beneficiary or is not completed properly, we may end up performing tests that we cannot subsequently bill to the patient if they are not reimbursable by Medicare due to coverage limitations.

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

          Carrier Jurisdiction Changes for Lab-to-Lab Referrals. On October 31, 2003, CMS announced its intention to change the manner in which Medicare contractors currently process claims for lab-to-lab referrals of clinical laboratory tests. While laboratories are, under certain criteria, permitted to directly bill Medicare for clinical laboratory tests they refer to other laboratories, they must be reimbursed at the correct fee schedule amount based on the Medicare fee schedule in effect in the Medicare carrier region in which the test was actually performed. Historically, laboratories needed to enroll with and file claims to multiple carriers in order to bill for such out-of-area test referrals, to ensure receipt of the appropriate payment amount. This has proven to be an administratively difficult process, with many obstacles to obtaining accurate claims payment, including applying the correct fee schedule. On July 1, 2004, CMS implemented a change that mandated that the laboratory’s “home” carrier maintain and apply the clinical laboratory fee schedule applicable to the carrier region where the test was performed. This streamlined process allows a laboratory to file all of its clinical laboratory claims to its “home” carrier.

          CMS also has announced a parallel change with regard to purchased diagnostic interpretations (pathology services). A previously announced change in Medicare carrier jurisdiction rules required laboratories to bill the carrier where a purchased diagnostic interpretation service was performed. This would have required carriers to issue Medicare provider numbers to the billing laboratory. In October 2004, CMS posted a “change notice” permitting laboratories to temporarily bill their local carriers for purchased diagnostic tests or interpretations regardless of the location where the service was furnished. The final change notice was issued on October 29, 2004, effective April 1, 2005. The final notice requires carriers to implement a new edit to check for duplicate claims for referred clinical diagnostic laboratory and purchased diagnostic services submitted by physicians/suppliers to more than one carrier.

          Competitive Bidding. The MMA requires CMS to conduct two demonstration projects of competitive bidding for clinical laboratory tests. CMS awarded the clinical laboratory competitive bidding demonstration design and implementation contract to RTI International, Research Triangle Park, North Carolina, and its subcontractor, Palmetto GBA. Palmetto is a Part B carrier and previously conducted for CMS a competitive bidding demonstration for Durable Medical Equipment (DME). In August 2005, RTI presented its draft design at a public meeting. The RTI proposal incorporated several ACLA recommendations, including having bidders bid on the full range of tests paid under the laboratory fee schedule, utilizing a fee-for-service basis for bidding, and allowing bidders to subcontract. CMS has not made any final decisions on the RTI draft design, but was required to submit its initial report on the competitive bidding proposal by December 31, 2005. CMS’ status report is currently in the clearance process at CMS and has not yet been submitted to Congress. The President’s 2007 Budget Proposal presented in January 2006 included cost savings from competitive bidding for clinical laboratory services. The budget proposal did not contain substantive details. ACLA, the trade association for the clinical laboratory industry, issued a press release commenting negatively on the budget proposal. Quest Diagnostics and ACLA will monitor the design and implementation phase of the competitive bidding pilot and the Congressional reaction to the 2007 budget proposal. The diagnostic testing industry is concerned that the competitive bidding demonstrations or nation-wide expansion of competitive bidding will not take into account all of the factors involved in the timely delivery of high quality clinical laboratory testing to a broad range of clients in diverse geographic settings.

          In December 2004, the State of Florida issued an Invitation to Negotiate (ITN) seeking competitive bids for the provision of clinical laboratory tests on a capitated-basis for some Medicaid recipients and on a reduced fee-for-service basis for other Medicaid recipients. The ITN contemplates that the Florida Medicaid Agency (AHCA) will negotiate with the three highest-scoring bidders for an exclusive statewide contract of at least three years plus a potential renewal period. ACLA, the industry trade association for clinical laboratories, filed two petitions with AHCA challenging the ITN on public policy and legal grounds. In addition, Quest Diagnostics and another large laboratory independently filed bid protests with AHCA. On February 18, 2005, AHCA announced, without further explanation, that it was withdrawing the ITN. AHCA has not yet reissued its ITN. If competitive bidding were implemented on a regional or national basis for clinical laboratory testing, it could materially adversely affect the clinical laboratory industry and us.

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

          In November 1999, the OIG issued an advisory opinion concluding that the industry practice of discounting client bills may constitute a kickback if the discounted price is below a laboratory’s overall cost (including overhead) and below the amounts reimbursed by Medicare. Advisory opinions are not binding but may be indicative of the position that prosecutors may take in enforcement actions. The OIG’s opinion, if enforced, could result in fines and possible exclusion and could require us to eliminate offering discounts to clients below the rates reimbursed by Medicare. The OIG subsequently issued a letter clarifying that it did not intend to imply that discounts are a per se violation of the federal anti-kickback statute, but may merit further investigation depending on the facts and circumstances presented.

          In addition, since 1992, a federal anti-“self-referral” law, commonly known as the “Stark” law, prohibits, with certain exceptions, Medicare payments for laboratory tests referred by physicians who have personally, or through a family member, an investment interest in, or a compensation arrangement with, the testing laboratory. Since January 1995, these restrictions have also applied to Medicaid-covered services. Many states have similar anti-“self-referral” and other laws that are not limited to Medicare and Medicaid referrals and could also affect investment and compensation arrangements with physicians. We cannot predict if some of the state laws will be interpreted contrary to our practices.

          In April 2003, the OIG issued a Special Advisory Bulletin addressing what it described as “questionable contractual arrangements” in contractual joint ventures. The OIG Bulletin focused on arrangements where a healthcare provider, or Owner, expands into a related healthcare business by contracting with a healthcare provider, or Manager, that already is engaged in that line of business for the Manager to provide related healthcare items or services to the patients of the Owner in return for a share of the profits of the new line of business. While we believe that the Bulletin is directed at “sham” arrangements intended to induce referrals, we cannot predict whether the OIG might choose to investigate all contractual joint ventures, including our joint ventures with various hospitals or hospital systems.

Government Investigations and Related Claims

          We are subject to extensive and frequently changing federal, state and local laws and regulations. We believe that, based on our experience with government settlements and public announcements by various government officials, the federal government continues to strengthen its position on healthcare fraud. In addition, legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected cases of fraud and abuse. Many of the regulations applicable to us, including those relating to billing and reimbursement of tests and those relating to relationships with physicians and hospitals, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our billing practices. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal damages, fines and penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs and additional liabilities from third party claims. In addition, certain federal and state statues, including the qui tam provisions of the federal False Claim Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers alleging inappropriate billing practices.

          During the mid-1990s, Quest Diagnostics and SBCL settled significant government claims that primarily involved industry-wide billing and marketing practices that both companies believed to be lawful. The federal or state governments may bring additional claims based on new theories as to our practices that we believe to be in compliance with law. The federal government has substantial leverage in negotiating settlements since the amount of potential damages far exceeds the rates at which we are reimbursed, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs, which represented approximately 18% of our net revenues during 2005.

          We understand that there may be pending qui tam claims brought by former employees or other “whistle blowers” as to which we have not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability. We are also aware of certain pending lawsuits related to billing practices filed under the qui tam provisions of the civil False Claims Act and other federal and state statutes. These lawsuits include class action and individual claims by patients arising out of the Company’s billing policies. In addition, we are involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against us involve claims that are substantial in amount.

          During the fourth quarter of 2004, Quest Diagnostics Incorporated and Nichols Institute Diagnostics (NID), our test kit manufacturing subsidiary, each received a subpoena from the United States Attorney’s Office for the Eastern District of New York. Quest Diagnostics and NID have been cooperating with the United States Attorney’s Office. In connection with such cooperation, we have been providing information and producing various business records of NID and Quest Diagnostics, including documents related to testing and test kits manufactured by NID. This investigation by the United States Attorney’s Office could lead to civil and criminal damages, fines and penalties and additional liabilities from third party claims. In the second and third quarters of 2005, the FDA conducted an inspection of NID and issued a Form 483 listing the observations made by the FDA during the course of the inspection. NID is cooperating with the FDA and has filed its responses to the Form 483. Noncompliance with the FDA regulatory requirements or failure to take adequate and timely corrective action could lead to regulatory or enforcement action against NID and/or Quest Diagnostics, including, but not limited to, a warning letter, injunction, suspension of production and/or distribution, seizure or recall of products, fines or penalties, denial of pre-market clearance for new or changed products, recommendation against award of government contracts and criminal prosecution.

          During the second quarter of 2005, we received a subpoena from the United States Attorney’s Office for the District of New Jersey. The subpoena seeks the production of business and financial records regarding capitation and risk sharing arrangements with government and private payers for the years 1993 through 1999. Also, during the third quarter of 2005, we received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General. The subpoena seeks the production of various business records including records regarding our relationship with health maintenance organizations, independent physician associations, group purchasing organizations, and preferred provider organizations from 1995 to the present. We are cooperating with the United States Attorney’s Office and the Office of the Inspector General.

          Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on our financial condition, but may be material to our results of operations and cash flows in the period in which the impact of such matters is determined or paid.

          As an integral part of our compliance program discussed below, we investigate all reported or suspected failures to comply with federal and state healthcare reimbursement requirements. Any non-compliance that results in Medicare or Medicaid overpayments is reported to the government and reimbursed by us. As a result of these efforts, we have periodically identified and reported overpayments. While we have reimbursed these overpayments and have taken corrective action where appropriate, we cannot assure investors that in each instance the government will necessarily accept these actions as sufficient.

Compliance Program

          Compliance with all government rules and regulations has become a significant concern throughout the clinical laboratory industry because of evolving interpretations of regulations and the emerging changes in laboratory science and healthcare technology. We established a compliance program early in 1993.

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

Intellectual Property Rights

          Other companies or individuals, including our competitors, may obtain patents or other property rights that would prevent, limit or interfere with our ability to develop, perform or sell our tests or operate our business. As a result, we may be involved in intellectual property litigation and we may be found to infringe on the proprietary rights of others, which could force us to do one or more of the following:

•	cease developing, performing or selling products or services that incorporate the challenged intellectual property;

•	obtain and pay for licenses from the holder of the infringed intellectual property right;

•	redesign or reengineer our tests;

•	change our business processes; or

•	pay substantial damages, court costs and attorneys’ fees, including potentially increased damages for any infringement held to be willful.

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

Insurance

          As a general matter, providers of clinical laboratory testing services may be subject to lawsuits alleging negligence or other similar legal claims. Some of these suits involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on our client base and reputation. We maintain various liability insurance coverages for claims that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results and other exposures. Our insurance coverage limits our maximum exposure on individual claims; however, we are essentially self-insured for a significant portion of these claims. The basis for claims reserves considers actuarially determined losses based upon our historical and projected loss experience. Management believes that present insurance coverage and reserves are sufficient to cover currently estimated exposures. Although management cannot predict the outcome of any claims made against the Company, management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on our financial condition but may be material to our results of operations and cash flows in the period in which the impact of such claims is determined or paid. Similarly, although we believe that we will be able to obtain adequate insurance coverage in the future at acceptable costs, we cannot assure you that we will be able to do so.

Employees

          At December 31, 2005, we employed approximately 41,500 people. This total excludes employees of the joint ventures where we do not have a majority interest. We have no collective bargaining agreements with any unions covering any employees in the United States, and we believe that our overall relations with our employees are good.

Item 1A. Risk Factors

Efforts by third party payers, including the government, to reduce utilization and pricing could have a material adverse effect on our net revenues and profitability.

          Government payers, such as Medicare and Medicaid, as well as private payers and larger employers have taken steps and may continue to take steps to control the cost, utilization and delivery of healthcare services, including clinical laboratory services. The Center for Medicare and Medicaid Services, or CMS (formerly the Health Care Financing Administration) has, over the years, sought to control clinical laboratory expenditures by the Medicare and Medicaid programs through various means, including reimbursement rate reductions, measures designed to control over-utilization by some physicians, and limited coverage policies. For a more detailed description of the developments in government regulations, we urge investors to read “Business - Regulation of Reimbursement for Clinical Laboratory Services”.

          In November 2003, the House of Representatives and the United States Senate passed a Medicare reform bill that includes a five-year freeze on adjustments to the Medicare national fee schedule based on the consumer price index. Congressional budget reconciliation efforts could result in further reductions in Medicare and/or Medicaid expenditures for laboratory services in 2006. In addition, as required by the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (MMA), CMS will conduct two demonstration projects of competitive bidding for clinical laboratory services. The impact of competitive bidding on our revenues is not known and is impossible to accurately predict. Furthermore, on January 1, 2006, CMS began implementing Medicare Part D in accordance with the MMA. CMS has projected that a sizeable percentage of traditional Medicare beneficiaries will shift into new private health plans (Medicare Advantage). It is not known and we cannot predict the impact that a shift from traditional Medicare fee-for-service to Medicare Advantage may have on our revenues.

          The healthcare industry has experienced a trend of consolidation among healthcare insurers, resulting in fewer but larger insurers with significant bargaining power in negotiating fee arrangements with healthcare providers, including clinical laboratories. These healthcare insurers, as well as independent physician associations, demand that clinical laboratory service providers accept discounted fee structures, or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment arrangements. Under capitated payment arrangements, clinical laboratories receive a fixed monthly fee per enrolled individual for all laboratory tests performed during the month, regardless of the number or cost of the tests actually performed, although some services, such as various esoteric tests, new technologies and anatomic pathology services, may be carved out from a capitated arrangement. Services that are carved out from a capitated arrangement are charged on a fee-for-service basis. We work closely with healthcare insurers as they evaluate new tests; however, as innovation in the testing area increases, there is no guarantee that healthcare insurers will agree to offer new tests as a covered service, reimburse them at rates that reflect the true cost or value associated with such services or carve out these services from capitated arrangements.

          Efforts to impose reduced reimbursements and more stringent cost controls by government and other payers may continue. If we cannot offset additional reductions in the payments we receive for our services by reducing costs, increasing test volume and/or introducing new procedures, our net revenues and profitability could be materially adversely affected.

          In September 2003, the Office of the Inspector General, or OIG, published a Notice of Proposed Rulemaking (NPRM) that would amend the OIG’s exclusion regulations addressing claims containing “excessive charges”. Under the exclusion rule, the OIG has the authority to exclude a provider for submitting claims to Medicare that contain charges that are substantially in excess of the provider’s usual charges. The proposal would define “substantially in excess” and “usual charges” and clarify the “good cause” exception to the existing exclusion rule. We believe that the proposed regulation is flawed and are working with the American Clinical Laboratory Association, ACLA (our industry trade association), and a coalition of other healthcare providers to oppose this proposed regulation as drafted. If this regulation is adopted as proposed, it could potentially reduce the amounts reimbursed to us by Medicare and other federal payers or affect the fees charged to other payers by us. For additional information, see “Business - Regulation of Reimbursement for Clinical Laboratory Services”.

If we fail to comply with extensive laws and regulations, we could suffer fines and penalties or be required to make significant changes to our operations.

          We are subject to extensive and frequently changing federal, state and local laws and regulations. We believe that, based on our experience with government settlements and public announcements by various government officials, the federal government continues to strengthen its position on healthcare fraud. In addition, legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse. While we believe that we are in material compliance with all applicable laws, many of the regulations applicable to us, including those relating to billing and reimbursement of tests and those relating to relationships with physicians and hospitals, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal damages, fines and penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs and additional liabilities from third-party claims.

          During the mid-1990s, Quest Diagnostics and SBCL settled government claims that primarily involved industry-wide billing and marketing practices that both companies believed to be lawful. The aggregate amount of the settlements for these claims exceeded $500 million. The federal or state governments may bring additional claims based on new theories as to our practices that we believe to be in compliance with law. The federal government has substantial leverage in negotiating settlements since the amount of potential damages far exceeds the rates at which we are reimbursed, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs, which represented approximately 18% of our consolidated net revenues for the year ended December 31, 2005.

          We understand that there may be pending qui tam claims brought by former employees or other “whistle blowers” as to which we have not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability. We are also aware of certain pending lawsuits related to billing practices filed under the qui tam provisions of the civil False Claims Act and other federal and state statutes. These lawsuits include class action and individual claims by patients arising out of the Company’s billing practices. In addition, we are involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against us involve claims that are substantial in amount.

          During the fourth quarter of 2004, Quest Diagnostics Incorporated and Nichols Institute Diagnostics (NID), our test kit manufacturing subsidiary, each received a subpoena from the United States Attorney’s Office for the Eastern District of New York. Quest Diagnostics and NID have been cooperating with the United States Attorney’s Office. In connection with such cooperation, we have been providing information and producing various business records of NID and Quest Diagnostics, including documents related to testing and test kits manufactured by NID. This investigation by the United States Attorney’s Office could lead to civil and criminal damages, fines and penalties and additional liabilities from third party claims. In the second and third quarters of 2005, the U.S. Food and Drug Administration (FDA) conducted an inspection of NID and issued a Form 483 listing the observations made by the FDA during the course of the inspection. NID is cooperating with the FDA and has filed its responses to the Form 483. Noncompliance with the FDA regulatory requirements or failure to take adequate and timely corrective action could lead to regulatory or enforcement action against NID and/or Quest Diagnostics, including, but not limited to, a warning letter, injunction, suspension of production and/or distribution, seizure or recall of products, fines or penalties, denial of pre-market clearance for new or changed products, recommendation against award of government contracts, and criminal prosecution.

          During the second quarter of 2005, we received a subpoena from the United States Attorney’s Office for the District of New Jersey. The subpoena seeks the production of business and financial records regarding capitation and risk sharing arrangements with government and private payers for the years 1993 through 1999. Also, during the third quarter of 2005, we received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General. The subpoena seeks the production of various business records including records regarding our relationship with health maintenance organizations, independent physician associations, group purchasing organizations, and preferred provider organizations from 1995 to the present. We are cooperating with the United States Attorney’s Office and the Office of the Inspector General.

          Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on our financial condition, but may be material to our results of operations and cash flows in the period in which the impact of such matters is determined or paid.

          The Clinical Laboratory Improvement Amendments of 1988 (CLIA) regulates virtually all clinical laboratories by requiring that they be certified by the federal government and comply with various operational, personnel and quality requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. Furthermore, CLIA does not preempt state laws that are more stringent than federal law. Some state laws may require additional personnel qualifications, quality control, record maintenance and/or proficiency testing. Intentional and serious failures to comply with these requirements can lead to loss of licenses, exclusion from the Medicare and Medicaid programs, fines and other penalties.

          Billing and reimbursement for clinical laboratory testing is subject to significant and complex federal and state regulation. Penalties for violations of laws relating to billing federal healthcare programs and for violations of federal fraud and abuse laws include: (1) exclusion from participation in the Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate some or all of a clinical laboratory’s business. Civil monetary penalties for a wide range of violations are not more than $10,000 per violation plus three times the amount claimed and, in the case of kickback violations, not more than $50,000 per violation plus up to three times the amount of remuneration involved. A parallel civil remedy under the federal False Claims Act provides for damages not more than $11,000 per violation plus up to three times the amount claimed.

          As an integral part of our compliance program, we investigate all reported or suspected failures to comply with federal and state healthcare reimbursement requirements. Any non-compliance that results in Medicare or Medicaid overpayments is reported to the government and reimbursed by us. As a result of these efforts, we have periodically identified and reported overpayments. While we have reimbursed these overpayments and have taken corrective action where appropriate, we cannot assure investors that in each instance the government will necessarily accept these actions as sufficient.

Failure in our information technology systems, including failures resulting from our systems conversions or failures to adapt existing systems to proposed Health Information Technology (HIT) standards, could significantly increase turnaround time, otherwise disrupt our operations, or lead to increased competition by other providers of laboratory services, all of which could reduce our customer base and result in lost net revenues.

          Information systems are used extensively in virtually all aspects of our business, including laboratory testing, billing, customer service, logistics and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our information technology, or IT, systems. IT systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters. Moreover, despite network security measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our IT systems, sustained or repeated system failures that interrupt our ability to process test orders, deliver test results or perform tests in a timely manner could adversely affect our reputation and result in a loss of customers and net revenues.

          During 2002, we began implementation of a standard laboratory information system and a standard billing system. The deployment of standardized systems is continuing and we expect that it will take several years to complete and will result in significantly more centralized systems than we have today. Failure to properly implement this standardization process could materially adversely affect our business. During system conversions of this type, workflow may be reengineered to take advantage of enhanced system capabilities, which may cause temporary disruptions in service. In addition, the implementation process, including the transfer of databases and master files to new data centers, presents significant conversion risks that need to be managed carefully.

          In addition, public and private initiatives at the federal, state and regional levels to create HIT standards for the electronic exchange of clinical information, including laboratory results, could require costly modifications to our existing IT systems. While we do not expect HIT standards to be adopted or implemented without adequate time to comply with new standards, failure or delay in implementing HIT interoperability standards or in adopting and incorporating standardized clinical coding systems in our IT systems, could result in a loss of customers, a loss of business opportunities, and could adversely affect our reputation. On October 11, 2005, the OIG and CMS published separate NPRMs intended to create incentives to foster the quicker adoption of HIT by physicians. The OIG issued a proposed “safe harbor” exception from the federal anti-kickback laws for certain electronic e-prescribing arrangements and CMS issued a virtually identical proposed exception to the federal self-referral prohibition laws with regard to these same types of e-prescribing arrangements. In addition, CMS issued proposed exceptions to the federal self-referral prohibition laws with regard to certain Electronic Health Record (EHR) arrangements. If these regulations are adopted as proposed, certain providers other than clinical laboratories would be able to provide broader packages of HIT items or services than laboratories which could create incentives for some customers to choose such providers. We are commenting on the proposed rules through our industry trade association, ACLA, reflecting our position that if any providers are permitted to be donors of e-prescribing or EHR items or services, then all providers should be entitled to the same protections afforded by the proposed safe harbor and self-referral prohibition exceptions.

Integrating our operations with LabOne may be difficult and, if unsuccessfully executed, may have a material adverse effect on our business.

          On November 1, 2005, we completed the acquisition of LabOne in a transaction valued at approximately $947 million, including approximately $138 million of assumed debt of LabOne. LabOne reported revenues of $468 million for the year ended December 31, 2004. The acquisition involves the integration of a separate company that previously operated independently and has different systems, processes and cultures. The process of combining LabOne with our operations may be disruptive to both of our businesses and may cause an interruption of, or a loss of momentum in, such businesses as a result of the following difficulties, among others:

•	loss of key customers or employees;

•	failure to maintain the quality of services that our company has historically provided;

•	diversion of management’s attention from the day-to-day business of our company as a result of the need to deal with the foregoing disruptions and difficulties; and

•	the added costs of dealing with such disruptions.

          In addition, because most of our clinical laboratory testing is performed under arrangements that are terminable at will or on short notice, any such interruption of or deterioration in our services may result in a customer’s decision to stop using us for clinical laboratory testing. We cannot assure you that we will be able to retain key technical and management personnel or that we will realize the anticipated benefits of the LabOne acquisition, either at all or in a timely manner. Additionally, as part of our growth strategy, we may in the future acquire additional clinical laboratories or other healthcare-related businesses, which could have integration risks.

The acquisition of LabOne may not produce the anticipated benefits.

          Even if we are able to successfully complete the integration of the operations of LabOne, we may not be able to realize all or any of the benefits that we expect to result from such integration. We expect the acquisition to generate annual synergies of approximately $30 million upon the completion of integration, which is expected to occur within two years of closing. However, there can be no assurance that such synergies will be realized.

Failure to timely or accurately bill for our services could have a material adverse effect on our net revenues and bad debt expense.

          Billing for laboratory services is extremely complicated. We provide testing services to a broad range of healthcare providers. We consider a “payer” to be the party that pays for the test and a “customer” to be the party who refers the test to us. Depending on the billing arrangement and applicable law, we must bill various payers, such as patients, insurance companies, Medicare, Medicaid, physicians and employer groups, all of which have different billing requirements. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further complexity to the billing process. Among many other factors complicating billing are:

•	differences between our fee schedules and the reimbursement rates of the payers;

•	disparity in coverage and information requirements among various carriers;

•	missing, incomplete or inaccurate billing information provided by ordering physicians; and

•	disputes with payers as to which party is responsible for payment.

          We incur additional costs as a result of our participation in Medicare and Medicaid programs, as billing and reimbursement for clinical laboratory testing is subject to considerable and complex federal and state regulations. These additional costs include those related to: (1) complexity added to our billing processes; (2) training and education of our employees and customers; (3) compliance and legal costs; and (4) costs related to, among other factors, medical necessity denials and advanced beneficiary notices. Compliance with applicable laws and regulations, as well as internal compliance policies and procedures, adds further complexity and costs to the billing process. Changes in laws and regulations could negatively impact our ability to bill our clients. CMS establishes procedures and continuously evaluates and implements changes to the reimbursement process.

          We believe that much of our bad debt expense, which was 4.2% of our net revenues for the year ended December 31, 2005, is primarily the result of missing or incorrect billing information on requisitions received from healthcare providers and the failure of patients to pay the portion of the receivable that is their responsibility, rather than credit related issues. In general, we perform the requested tests and report test results regardless of whether the billing information is incorrect or missing. We subsequently attempt to contact the healthcare provider or patient to obtain any missing information and rectify incorrect billing information. Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable and bad debt expense.

Our outstanding debt may impair our financial and operating flexibility.

          As of December 31, 2005, we had approximately $1.6 billion of debt outstanding, with approximately $740 million of available capacity under our senior unsecured revolving credit facility and secured receivables credit facility. Except for outstanding letters of credit and operating leases, we do not have any off-balance sheet financing arrangements in place or available. See Note 10 to the Consolidated Financial Statements for further details related to our outstanding debt. Set forth in the table below, for each of the next five years, is the aggregate amount of scheduled principal, estimated interest and total payments with respect to our debt outstanding as of December 31, 2005, including capital leases, assuming that maturing debt is refinanced for purposes of estimating interest.

Twelve Months Ended December 31,	Principal	Interest	Total

		(in thousands)
2006	$336,995	$98,520	$435,515
2007	16,829	88,902	105,731
2008	61,806	88,145	149,951
2009	1,800	85,839	87,639
2010	400,000	86,719	486,719

          Our debt portfolio is sensitive to changes in interest rates. As of December 31, 2005, we had approximately $142 million of floating rate debt. Based on our net exposure to interest rate changes, an assumed 10% change in interest rates on our variable rate indebtedness (representing approximately 44 basis points) would impact annual net interest expense by approximately $0.6 million, assuming no changes to the debt outstanding at December 31, 2005. In addition, any future borrowings by us under the unsecured revolving credit facility, the secured receivables credit facility or the issuance of other floating rate debt will expose us to additional interest rate risk. Interest rates on our unsecured revolving credit facility, term loan and secured receivables credit facility are also subject to a pricing schedule that fluctuates based on changes in our credit rating.

          Our 6¾% senior notes, which have an aggregate principal amount of $275 million outstanding, mature in July 2006. We may repay the notes with cash on hand or refinance the notes with borrowings under our unsecured revolving credit facility, secured receivables credit facility or other financing arrangements.

          Our debt agreements contain various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt.

          We have obtained ratings on our debt from Standard and Poor’s and Moody’s Investors Service. There can be no assurance that any rating so assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if in that rating agency’s judgment future circumstances relating to the basis of the rating, such as adverse changes in our company or our industry, so warrant. If such ratings are lowered, the borrowing costs on our senior unsecured revolving credit facility, secured receivables facility and term loan would increase. Changes in our credit ratings do not require repayment or acceleration of any of our debt.

          We, or our subsidiaries, may incur additional indebtedness in the future. Our ability to make principal and interest payments will depend on our ability to generate cash in the future. If additional debt is added to our current debt, a greater portion of our cash flows will be needed to satisfy our debt service obligations; and if we do not generate sufficient cash to meet our debt service requirements, we may need to seek additional financing. In this case, it may be more difficult, or we may be unable, to obtain financing on terms that are acceptable to us. As a result, we would be more vulnerable to general adverse economic, industry and capital markets conditions as well as the other risks associated with indebtedness.

Professional liability litigation could have an adverse financial impact and an adverse impact on our client base and reputation.

          As a general matter, providers of clinical laboratory testing services may be subject to lawsuits alleging negligence or other similar legal claims. Some of these suits involve claims for substantial damages. Any professional liability litigation could have an adverse impact on our client base and reputation. We maintain various liability insurance programs for claims that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results and other exposures. Our insurance coverage limits our maximum exposure on individual claims; however, we are essentially self-insured for a significant portion of these claims. The basis for claims reserves considers actuarially determined losses based upon our historical and projected loss experience. Management believes that present insurance coverage and reserves are sufficient to cover currently estimated exposures. Although management cannot predict the outcome of any claims made against the Company, management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on our financial condition but may be material to our results of operations and cash flows in the period in which the impact of such claims is determined or paid. Similarly, although we believe that we will be able to obtain adequate insurance coverage in the future at acceptable costs, we cannot assure you that we will be able to do so.

Failure to provide a higher quality of service than that of our competitors could have a material adverse effect on our net revenues and profitability.

          While there has been significant consolidation in recent years in the clinical laboratory testing business, it remains a fragmented and highly competitive industry. We believe that healthcare providers consider a number of factors when selecting a laboratory, including:

•	service capability and quality;

•	accuracy, timeliness and consistency in reporting test results;

•	number and type of tests performed by the laboratory;

•	number, convenience and geographic coverage of patient service centers;

•	reputation in the medical community; and

•	pricing.

          We believe that we compete favorably in each of these areas.

          We primarily compete with three types of laboratory providers—hospital-affiliated laboratories, other independent clinical laboratories and physician-office laboratories. Hospitals generally maintain an on-site laboratory to perform testing on their patients. In addition, many hospitals compete with independent clinical laboratories for outreach (non-hospital patients) testing. Most physicians have admitting privileges or other relationships with hospitals as part of their medical practice and many hospitals leverage their relationships with community physicians and encourage the physicians to send their outreach testing to the hospital’s laboratory. In addition, hospitals that own physician practices generally require the physicians to refer tests to the hospital’s laboratory. As a result of this affiliation between hospitals and community physicians, we compete against hospital-affiliated laboratories primarily based on quality of service. Our failure to provide service superior to hospital-affiliated laboratories and other laboratories could have a material adverse effect on our net revenues and profitability.

Regulations requiring the use of “standard transactions” for healthcare services issued under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, may negatively impact our profitability and cash flows.

          Pursuant to the Health Insurance Portability and Accountability Act of 1996, or HIPAA, the Secretary of the Department of Health and Human Services, or HHS, has issued final regulations designed to improve the efficiency and effectiveness of the healthcare system by facilitating the electronic exchange of information in certain financial and administrative transactions while protecting the privacy and security of the information exchanged. Three principal regulations have been issued in final form: standards for electronic transactions, security regulations and privacy regulations.

          The HIPAA transaction standards are complex, and subject to differences in interpretation by payers. For instance, some payers may interpret the standards to require us to provide certain types of information, including demographic information not usually provided to us by physicians. While most of our transactions are submitted and / or received in ANSI standard format, inconsistent application of transaction standards by some remaining payers or our inability to obtain certain billing information not usually provided to us by physicians could increase our costs and the complexity of billing. In addition, new requirements for additional standard transactions, such as claims attachments, could prove technically difficult, time-consuming or expensive to implement. We are working closely with our payers to establish acceptable protocols for claims submissions and with our industry trade association and an industry coalition to present issues and problems as they arise to the appropriate regulators and standards setting organizations.

Compliance with the HIPAA security regulations and privacy regulations may increase our costs.

          The HIPAA privacy and security regulations, which became fully effective in April 2003 and April 2005, respectively, establish comprehensive federal standards with respect to the uses and disclosures of protected health information by health plans, healthcare providers and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and availability of protected health information. The regulations establish a complex regulatory framework on a variety of subjects, including:

•

the circumstances under which uses and disclosures of protected health information are permitted or required without a specific authorization by the patient, including but not limited to treatment purposes, activities to obtain payments for our services, and our healthcare operations activities;

•	a patient’s rights to access, amend and receive an accounting of certain disclosures of protected health information;

•	the content of notices of privacy practices for protected health information; and

•	administrative, technical and physical safeguards required of entities that use or receive protected health information.

          We have implemented practices to meet the requirements of the HIPAA privacy and security regulations, as required by law. The privacy regulations establish a “floor” and do not supersede state laws that are more stringent. Therefore, we are required to comply with both federal privacy regulations and varying state privacy laws. In addition, for healthcare data transfers from other countries relating to citizens of those countries, we must comply with the laws of those other countries. The federal privacy regulations restrict our ability to use or disclose patient-identifiable laboratory data, without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes outlined in the privacy regulations. The privacy and security regulations provide for significant fines and other penalties for wrongful use or disclosure of protected health information, including potential civil and criminal fines and penalties. Although the HIPAA statute and regulations do not expressly provide for a private right of damages, we also could incur damages under state laws to private parties for the wrongful use or disclosure of confidential health information or other private personal information.

          Compliance with all of the HIPAA regulations, including new standard transactions, requires ongoing resources from all healthcare organizations, not just Quest Diagnostics. While we believe our total costs to comply with HIPAA will not be material to our operations or cash flows, new standard transactions and additional customer requirements resulting from different interpretations of the current regulations could impose additional costs on us.

FDA regulation of laboratory-developed tests, analyte specific reagents, or genetic testing could lead to increased costs and delays in introducing new genetic tests.

          The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used to perform diagnostic testing by clinical laboratories. In the past, the FDA has claimed regulatory authority over laboratory-developed tests, but has exercised enforcement discretion in not regulating tests performed by high complexity CLIA-certified laboratories. In December 2000, the HHS Secretary’s Advisory Committee on Genetic Testing recommended that the FDA be the lead federal agency to regulate genetic testing. In late 2002, a new HHS Secretary’s Advisory Committee on Genetics, Health and Society, or SACGHS, was appointed to replace the prior Advisory Committee. Ultimately, SACGHS decided that it would continue to monitor the progress of the federal agencies in the oversight of genetic technologies, but it did not believe that further action was warranted. In the meantime, the FDA is considering revising its regulations on analyte specific reagents, which are used in laboratory-developed tests, including laboratory-developed genetic testing. Representatives of clinical laboratories (including Quest Diagnostics) and the American Clinical Laboratory Association (our industry trade association) have met with representatives of the FDA to address industry issues pertaining to potential FDA regulation of genetic testing in general and issues with regard to increased oversight over the analyte specific reagents used in laboratory-developed tests in particular. We expect those discussions to continue. FDA interest in or actual regulation of laboratory-developed tests or increased regulation of the various medical devices used in laboratory-developed testing could lead to periodic inquiry letters from the FDA and increased costs and delays in introducing new tests, including genetic tests.

The development of new, more cost-effective tests that can be performed by physicians in their offices or by patients could negatively impact our testing volume and net revenues.

          The diagnostics testing industry is faced with changing technology and new product introductions. Advances in technology may lead to the development of more cost-effective tests that can be performed outside of an independent clinical laboratory such as (1) point-of-care tests that can be performed by physicians in their offices, (2) esoteric tests that can be performed by hospitals in their own laboratories or (3) home testing that can be performed by patients in their homes or by physicians in their offices. Development of such technology and its use by our customers would reduce the demand for our laboratory-based testing services and negatively impact our net revenues. Currently, most of our clinical laboratory testing is categorized as “high” or “moderate” complexity, and thereby subject to extensive and costly regulation, under CLIA. Manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point of care laboratory equipment to physicians and by selling test kits approved for home use to both physicians and patients. Diagnostic tests approved or cleared by the FDA for over the counter (OTC) or prescription home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories with minimal regulatory oversight as well as by patients in their homes. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories and the Secretary of HHS has delegated to the FDA the authority to determine whether particular tests (waived tests) are “simple” and have “an insignificant risk of an erroneous result” under CLIA. Increased approval of OTC or home test kits and/or increased numbers and types of waived tests could lead to increased testing by physicians in their offices, which could affect our market for laboratory testing services and negatively impact our net revenues.

Our operations may be adversely impacted by the effects of natural disasters such as hurricanes and earthquakes, or acts of terrorism and other criminal activities.

          Our operations may be adversely impacted by the effects of natural disasters such as hurricanes and earthquakes, or acts of terrorism or other criminal activities. Such events may result in a temporary decline in the number of patients who seek laboratory testing services. In addition, such events may temporarily interrupt our ability to transport specimens or to receive materials from our suppliers.

Our tests and business processes may infringe on the intellectual property rights of others, which could cause us to engage in costly litigation, pay substantial damages or prohibit us from selling certain of our tests.

          Other companies or individuals, including our competitors, may obtain patents or other property rights that would prevent, limit or interfere with our ability to develop, perform or sell our tests or operate our business. As a result, we may be involved in intellectual property litigation and we may be found to infringe on the proprietary rights of others, which could force us to do one or more of the following:

•	cease developing, performing or selling products or services that incorporate the challenged intellectual property;

•	obtain and pay for licenses from the holder of the infringed intellectual property right;

•	redesign or reengineer our tests;

•	change our business processes; or

•	pay substantial damages, court costs and attorneys’ fees, including potentially increased damages for any infringement held to be willful.

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

          Infringement and other intellectual property claims, regardless of their merit, can be expensive and time-consuming to litigate. In addition, any requirement to reengineer our tests or change our business processes could substantially increase our costs, force us to interrupt product sales or delay new test releases. In the past, we have settled several disputes regarding our alleged infringement of intellectual property of third parties. We are currently involved in settling several additional disputes. We do not believe that resolution of these disputes will have a material adverse effect on our operations or financial condition. However, infringement claims could arise in the future as patents could be issued on tests or processes that we may be performing, particularly in such emerging areas as gene-based testing and other specialty testing.

Our organizational documents and other agreements contain restrictions that might prevent a takeover or change in management.

          Provisions of our articles of incorporation and by-laws might have the effect of discouraging a potential acquirer from attempting a takeover on terms that some shareholders might favor, reducing the opportunity for shareholders to sell shares at a premium over then-prevailing market prices and prevent or frustrate attempts to replace or remove current management. These provisions include:

•	a requirement that the board of directors be classified;

•	the authorization of a “blank check” preferred stock to be issued at the discretion of the board of directors; and

•	a requirement that we receive advance notice of shareholder nominees for director and shareholder proposals.

          In addition, we have a shareholder rights plan, which grants shareholders other than the acquiring person the right to purchase common stock at one-half of market price if any person becomes the beneficial owner of 20% or more of the outstanding shares of common stock, subject to a number of exceptions set forth in the plan.

CAUTIONARY STATEMENT FOR PURPOSES OF THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may”, “believe”, “will”, “expect”, “project”, “estimate”, “anticipate”, “plan” or “continue”. These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could significantly cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. The Private Securities Litigation Reform Act of 1995, or the Litigation Reform Act, provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation.

          We would like to take advantage of the “safe harbor” provisions of the Litigation Reform Act in connection with the forward-looking statements included in this document. Investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this document. The following important factors could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements:

(a)	Heightened competition, including increased pricing pressure, competition from hospitals for testing for non-patients and competition from physicians. See “Business – Competition”.

(b)	Impact of changes in payer mix, including any shift from fee-for-service to capitated fee arrangements. See “Business – Payers and Customers –Healthcare Insurers”.

(c)

Adverse actions by government or other third-party payers, including unilateral reduction of fee schedules payable to us, competitive bidding, or an increase in the practice of negotiating for exclusive arrangements that involve aggressively priced capitated payments by healthcare insurers or other payers. See “Business – Regulation of Reimbursement for Clinical Laboratory Services” and “Business – Payers and Customers –Healthcare Insurers”.

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

(2)

the policy of CMS to limit Medicare reimbursement for tests contained in automated chemistry panels to the amount that would have been paid if only the covered tests, determined on the basis of demonstrable “medical necessity”, had been ordered;

	(3)	continued inconsistent practices among the different local carriers administering Medicare;

	(4)	inability to obtain from patients an advance beneficiary notice form for tests that cannot be billed without prior receipt of the form; and

(5)

the potential need to monitor charges and lower certain fees to Medicare to comply with the OIG’s proposed rule pertaining to exclusion of providers for submitting claims to Medicare containing charges that are substantially in excess of the provider’s usual charges.

See “Business – Regulation of Reimbursement for Clinical Laboratory Services” and “Business – Billing”.

(e)

Adverse results from pending or future government investigations, lawsuits or private actions. These include, in particular significant monetary damages, loss or suspension of licenses, and/or suspension or exclusion from the Medicare and Medicaid programs and/or other significant litigation matters. See “Business – Government Investigations and Related Claims”.

(f)

Failure to efficiently integrate acquired businesses, and to manage the costs related to any such integration, or to retain key technical and management personnel. See “Business – Corporate Strategy and Growth Opportunities – Growth”.

(g)	Inability to obtain professional liability or other insurance coverage or a material increase in premiums for such coverage or reserves for self-insurance. See “Business – Insurance”.

(h)

Denial of CLIA certification or other licenses for any of our clinical laboratories under the CLIA standards, revocation or suspension of the right to bill the Medicare and Medicaid programs or other adverse regulatory actions by federal, state and local agencies. See “Business – Regulation of Clinical Laboratory Operations”.

(i)

Changes in federal, state or local laws or regulations, including changes that result in new or increased federal or state regulation of commercial clinical laboratories, including regulation by the FDA.

(j)	Inability to achieve expected benefits from our acquisitions of other businesses. See “Business – Corporate Strategy and Growth Opportunities – Growth”.

(k)	Inability to achieve additional benefits from our Six Sigma and standardization initiatives.

(l)	Adverse publicity and news coverage about the clinical laboratory industry or us.

(m)

Computer or other IT system failures that affect our ability to perform tests, report test results or properly bill customers, including potential failures resulting from the standardization of our IT systems and other system conversions, telecommunications failures, malicious human acts (such as electronic break-ins or computer viruses) or natural disasters. See “Business – Information Systems” and “Business – Billing”.

(n)

Development of technologies that substantially alter the practice of laboratory medicine, including technology changes that lead to the development of more cost-effective tests such as (1) point-of-care tests that can be performed by physicians in their offices, (2) esoteric tests that can be performed by hospitals in their own laboratories or (3) home testing that can be carried out without requiring the services of clinical laboratories. See “Business – Competition” and “Business – Regulation of Clinical Laboratory Operations”.

(o)	Issuance of patents or other property rights to our competitors or others that could prevent, limit or interfere with our ability to develop, perform or sell our tests or operate our business.

(p)

Development of tests by our competitors or others which we may not be able to license, or usage of our technology or similar technologies or our trade secrets by competitors, any of which could negatively affect our competitive position.

(q)	Regulatory delay or inability to commercialize newly licensed tests or technologies or to obtain appropriate reimbursements for such tests.

(r)	Inability to obtain or maintain adequate patent and other proprietary rights protections of our products and services or to successfully enforce our proprietary rights.

(s)

Impact of any national healthcare information network and the adoption of standards for health information technology interoperability that are incompatible with existing software and hardware infrastructure requiring widespread replacement of systems and/or software.

(t)

The impact of the privacy regulations, security regulations and standards for electronic transactions regulations issued under HIPAA and any applicable state laws or regulations. See “Business – Privacy and Security of Health Information; Standard Transactions”.

(u)	Inability to promptly or properly bill for our services or to obtain appropriate payments for services that we do bill. See “Business—Billing”.

(v)	Changes in interest rates and changes in our credit ratings from Standard & Poor’s and Moody’s Investor Services causing an unfavorable impact on our cost of and access to capital.

(w)	Inability to hire and retain qualified personnel or the loss of the services of one or more of our key senior management personnel.

(x)

Terrorist and other criminal activities, hurricanes, earthquakes or other natural disasters, which could affect our customers, transportation or systems, or our facilities, and for which insurance may not adequately reimburse us.

Item 1B. Unresolved Staff Comments

          None.

Item 2. Properties

          Our principal laboratories (listed alphabetically by state) are located in or near the following metropolitan areas. In certain areas, we have more than one principal laboratory facility as a result of recent acquisitions.

Location	Leased or Owned

Phoenix, Arizona	Leased by Joint Venture
Los Angeles, California (3)	One owned, two leased
Sacramento, California	Leased
San Diego, California	Leased
San Jose, California	Leased
San Juan Capistrano, California	Owned
Denver, Colorado	Leased
New Haven, Connecticut	Owned
Washington, D.C. (Chantilly, Virginia)	Leased
Miami, Florida (2)	One owned, one leased
Tampa, Florida	Owned
Atlanta, Georgia	Owned
Chicago, Illinois (2)	One owned, one leased
Indianapolis, Indiana	Leased by Joint Venture
Kansas City, Kansas	Leased
Lexington, Kentucky	Owned
Louisville, Kentucky	Leased
New Orleans, Louisiana	Owned
Baltimore, Maryland	Owned
Boston, Massachusetts	Leased
Detroit, Michigan	Leased
St. Louis, Missouri	Owned
Las Vegas, Nevada	Owned
New York, New York (Teterboro, New Jersey)	Owned
Long Island, New York	Leased
Cincinnati, Ohio	Owned
Dayton, Ohio	Leased by Joint Venture
Oklahoma City, Oklahoma	Leased by Joint Venture
Portland, Oregon	Leased
Erie, Pennsylvania	Leased by Joint Venture
Philadelphia, Pennsylvania	Leased
Pittsburgh, Pennsylvania	Leased
Nashville, Tennessee	Leased
Dallas, Texas	Leased
Houston, Texas	Leased
Seattle, Washington	Leased

          Our executive offices are located at a leased facility in Lyndhurst, New Jersey. We also lease a site in Norristown, Pennsylvania, that serves as a billing center; a site in Tampa, Florida that serves as a billing call center; a site in Lee’s Summit, Missouri that serves as a call center for our risk assessment services business; a site in San Clemente, California, that serves as the main facility for Nichols Institute Diagnostics; a site in Cincinnati that serves as the main office for MedPlus; a site in Northgate, California that serves as an administrative office for our clinical trials business; and we are in the process of transitioning our operations to leased facilities in West Hills, California, that will serve as our regional laboratory in the Los Angeles metropolitan area. We also own an administrative office in Collegeville, Pennsylvania, and a site in West Norriton, Pennsylvania, that serves as our national data center. We own our laboratory facility in Mexico City, Mexico and lease laboratory facilities in San Juan, Puerto Rico, and Heston, England. We believe that, in general, our laboratory facilities are suitable and adequate for our current and anticipated future levels of operation. We believe that if we were unable to renew a lease on any of our testing facilities, we could find alternative space at competitive market rates and relocate our operations to such new location.

Item 3. Legal Proceedings

          In addition to the investigations described in “Business – Government Investigations and Related Claims”, we are involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against us involve claims that are substantial in amount. Although we cannot predict the outcome of such proceedings or any claims made against us, we do not anticipate that the ultimate outcome of the various proceedings or claims will have a material adverse effect on our financial condition, but may be material to our results of operations and cash flows in the period in which the impact of such matters is determined or paid.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock is listed and traded on the New York Stock Exchange under the symbol “DGX”. The following table sets forth, for the periods indicated, the high and low sales price per share as reported on the New York Stock Exchange Consolidated Tape and dividend information (all per share data has been restated to reflect the two-for-one stock split effected on June 20, 2005 – See Note 2 to the Consolidated Financial Statements):

	Common Stock Market Price		Dividends

	High	Low	Declared

2004
First Quarter	$42.94	$35.94	$0.075
Second Quarter	44.50	40.45	0.075
Third Quarter	44.20	39.55	0.075
Fourth Quarter	48.41	41.58	0.075

2005
First Quarter	$52.95	$44.32	$0.09
Second Quarter	54.80	50.58	0.09
Third Quarter	54.45	46.80	0.09
Fourth Quarter	52.97	45.00	0.09

          As of February 24, 2006, we had approximately 5,500 record holders of our common stock.

          We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

Issuer Purchases Of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

October 1, 2005 –
October 31, 2005	539,700	$46.21	539,700	$296,777
November 1, 2005 –
November 30, 2005	2,159,900	$49.00	2,159,900	$190,940
December 1, 2005 –
December 31, 2005	1,336,860	$51.55	1,336,860	$122,022
Total	4,036,460	$49.47	4,036,460	$122,022

          In 2003, our Board of Directors authorized a share repurchase program, which permitted us to purchase up to $600 million of our common stock. In July 2004, our Board of Directors authorized us to purchase up to an additional $300 million of our common stock. Under a separate authorization from our Board of Directors, in December 2004 we repurchased 5.4 million shares of our common stock for approximately $254 million from GlaxoSmithKline plc. In January 2005, our Board of Directors expanded the share repurchase authorization by an additional $350 million. As of December 31, 2005 and since the inception of the share repurchase program in May 2003, we have repurchased 32.4 million shares of our common stock at an average price of $42.61 for $1.4 billion. At December 31, 2005, $122 million of the share repurchase authorizations remained available. In January 2006, our Board of Directors expanded the share repurchase authorization by an additional $600 million, bringing the total amount authorized and available for repurchases to $722 million.

          Information required by this section is incorporated by reference to the information in the Company’s Proxy Statement to be filed on or before April 28, 2006, or the Proxy Statement, appearing under the caption “Equity Compensation Plan Information”.

Item 6. Selected Financial Data

          See page 43.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          See page 45.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

          See Item 15 (a) 1 and 2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A. Controls and Procedures

          Evaluation of Disclosure Controls and Procedures - Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

          Changes in Internal Control - During the fourth quarter of 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

          See page 59.

Item 9B. Other Information

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant

          Information concerning the directors of the Company is incorporated by reference to the information in the Proxy Statement appearing under the caption “Election of Directors”.

Executive Officers of the Registrant

          Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:

          Surya N. Mohapatra, Ph.D. (56) is Chairman of the Board, President and Chief Executive Officer of the Company. Prior to joining the Company in February 1999 as Senior Vice President and Chief Operating Officer, he was Senior Vice President of Picker International, a worldwide leader in advanced medical imaging technologies, where he served in various executive positions during his 18-year tenure. Dr. Mohapatra was appointed President and Chief Operating Officer in June 1999, the Chief Executive Officer in May 2004 and Chairman of the Board in December 2004.

          W. Thomas Grant II (55) is Senior Vice President - Insurance and Employer Services. He oversees the risk assessment and employer services businesses of the Company. Mr. Grant joined the Company in November 2005 with the acquisition of LabOne, Inc. Prior to joining the Company, Mr. Grant was the Chairman, President and Chief Executive Officer of LabOne, Inc. from 1995 to October 2005.

          Robert A. Hagemann (49) is Senior Vice President and Chief Financial Officer. He joined Corning Life Sciences, Inc., in 1992, where he held a variety of senior financial positions before being named Vice President and Corporate Controller of the Company in 1996. Prior to joining the Company, Mr. Hagemann was employed by Prime Hospitality, Inc. and Crompton & Knowles, Inc. in senior financial positions. He was also previously employed by Arthur Young, a predecessor company to Ernst & Young. Mr. Hagemann assumed his present responsibilities in August 1998.

          Robert E. Peters (58) is Vice President – Sales and Marketing. He oversees sales and marketing for our clinical laboratory testing business. Mr. Peters joined the Company in 1997 as Managing Director of our Teterboro laboratory, became Senior Managing Director of the New York/New Jersey region in 2000 and Regional Vice President for the East region in 2002. Mr. Peters assumed his current position in March 2003. Prior to joining the Company, Mr. Peters was with Ciba-Geigy Corporation, most recently serving as Vice President of Pharmaceutical Operations.

          Michael E. Prevoznik (44) is Senior Vice President and General Counsel. Prior to joining SBCL in 1994 as its Chief Legal Compliance Officer, Mr. Prevoznik was with Dechert Price & Rhodes. In 1996, he became Vice President and Chief Legal Compliance Officer for SmithKline Beecham Healthcare Services. In 1998, he was appointed Vice President, Compliance for SmithKline Beecham, assuming additional responsibilities for coordinating all compliance activities within SmithKline Beecham worldwide. Mr. Prevoznik joined the Company as Vice President and General Counsel in August 1999. In 2003, he assumed additional responsibilities for corporate communications and governmental affairs, and in 2004, assumed additional responsibilities relating to the Six Sigma function.

          David M. Zewe (54) is Senior Vice President, Diagnostics Testing Services. Mr. Zewe oversees diagnostic testing operations company-wide, including physician, clinical trials and drugs of abuse testing, as well as the diagnostic instruments business. Mr. Zewe joined the Company in 1994 as General Manager of the Philadelphia regional laboratory, became Regional Vice President Sales and Marketing for the mid-Atlantic region in August 1996, became Vice President, Revenue Services in August 1999, leading the billing function company-wide, and became Senior Vice President, U.S. Operations in January 2001, responsible for all core business operations and revenue services. Mr. Zewe assumed his current position in May 2002. Prior to joining the Company, Mr. Zewe was with the Squibb Diagnostics Division of Bristol Myers Squibb, most recently serving as Vice President of Sales.

Item 11. Executive Compensation

          The information called for by this Item is incorporated by reference to the information under the caption “Additional Information Regarding Executive Compensation” appearing in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders’ Matters

          The information called for by this Item is incorporated by reference to the information under the caption “Stock Ownership Information” and “Additional Information Regarding Executive Compensation – Equity Compensation Plan Information” appearing in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

          The information called for by this Item is incorporated by reference to the information under the caption “Information About Our Corporate Governance – Related Transactions” appearing in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

          The information called for by this Item is incorporated by reference to the information under the caption “Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for 2006” appearing in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report:

1.	Index to financial statements and supplementary data filed as part of this report:

2.	Financial Statement Schedule:

Item	Page

Schedule II - Valuation Accounts and Reserves	F-38

3.	Exhibits filed as part of this report:

          See (b) below.

(b)	Exhibits filed as part of this report:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 31, 2001) and incorporated herein by reference)

3.2	Amended and Restated By-Laws of the Registrant (filed as an Exhibit to the Company’s 2000 annual report on Form 10-K and incorporated herein by reference)

4.1

Form of Rights Agreement dated December 31, 1996 (the “Rights Agreement”) between Corning Clinical Laboratories Inc. and Harris Trust and Savings Bank as Rights Agent (filed as an Exhibit to the Company’s Registration Statement on Form 10 (File No. 001-12215) and incorporated herein by reference)

4.2

Form of Amendment No. 1 effective as of July 1, 1999 to the Rights Agreement (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference)

4.3	Form of Amendment No. 2 to the Rights Agreement (filed as an Exhibit to the Company’s 1999 annual report on Form 10-K and incorporated herein by reference)

4.4	Form of Amendment No. 3 to the Rights Agreement (filed as an Exhibit to the Company’s 2000 annual report on Form 10-K and incorporated herein by reference)

4.5

Form of Acceptance by National City Bank as successor Rights Agent under the Rights Agreement (filed as an Exhibit to the Company’s 2003 annual report on Form 10-K and incorporated herein by reference)

4.6

Registration Rights Agreement dated October 31, 2005, among Quest Diagnostics Incorporated and the Subsidiary Guarantors, Banc of America Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley as representatives of the initial purchasers (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: October 31, 2005) and incorporated herein by reference)

10.1

Form of 6¾% Senior Notes due 2006, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference)

10.2

Form of 7½% Senior Notes due 2011, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference)

10.3

Form of 5.125% Exchange Senior Note due 2010, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 1, 2005) and incorporated herein by reference)

10.4

Form of 5.45% Exchange Senior Note due 2015, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 1, 2005) and incorporated herein by reference)

10.5

Indenture dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and the Trustee (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference)

10.6

First Supplemental Indenture, dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and the Trustee to the Indenture referred to in Exhibit 10.5 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference)

10.7

Second Supplemental Indenture, dated as of November 26, 2001, among the Company, the Subsidiary Guarantors, and the Trustee to the Indenture referred to in Exhibit 10.5 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 26, 2001) and incorporated herein by reference)

10.8

Third Supplemental Indenture, dated as of April 4, 2002, among Quest Diagnostics, the Additional Subsidiary Guarantors, and the Trustee to the Indenture referred to in Exhibit 10.5 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: April 1, 2002) and incorporated herein by reference)

10.9

Fourth Supplemental Indenture dated as of March 19, 2003, among Unilab Corporation (f/k/a Quest Diagnostics Newco Incorporated), Quest Diagnostics Incorporated, The Bank Of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference)

10.10

Fifth Supplemental Indenture dated as of April 16, 2004, among Unilab Acquisition Corporation (d/b/a FNA Clinics of America), Quest Diagnostics Incorporated, The Bank Of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.11

Sixth Supplemental Indenture dated as of October 31, 2005, among Quest Diagnostics Incorporated, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: October 31, 2005) and incorporated herein by reference)

10.12

Seventh Supplemental Indenture dated as of November 21, 2005, among Quest Diagnostics Incorporated, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 21, 2005) and incorporated herein by reference)

10.13

Amended and Restated Credit Agreement, dated as of April 20, 2004, among the Company, the Subsidiary Guarantors, the lenders party thereto, and Bank of America, N.A., as Administrative Agent (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.14

Third Amended and Restated Credit and Security Agreement dated as of April 20, 2004 among Quest Diagnostics Receivables Inc., as Borrower, Quest Diagnostics Incorporated, as Servicer, each of the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.15

Second Amended and Restated Receivables Sale Agreement dated as of April 20, 2004 among Quest Diagnostics Incorporated and each of its direct or indirect wholly owned subsidiaries who is or hereafter becomes a seller hereunder, as the Sellers, and Quest Diagnostics Receivables Inc., as the Buyer (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.16

Term Loan Credit Agreement dated as of December 19, 2003 among Quest Diagnostics Incorporated, certain subsidiary guarantors of the Company, the lenders party thereto, and Sumitomo Mitsui Banking Corporation (filed as an Exhibit to the Company’s 2003 annual report on Form 10-K and incorporated herein by reference)

10.17

First Amendment to Term Loan Credit Agreement dated as April 20, 2004 among Quest Diagnostics Incorporated, certain subsidiary guarantors of the Company, the lenders party thereto, and Sumitomo Mitsui Banking Corporation (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

10.18

Stock and Asset Purchase Agreement dated as of February 9, 1999 among SmithKline Beecham plc, SmithKline Beecham Corporation and the Company (the “Stock and Asset Purchase Agreement”) (filed as Appendix A of the Company’s Definitive Proxy Statement dated May 11, 1999 and incorporated herein by reference)

10.19

Amendment No. 1 dated August 6, 1999 to the Stock and Asset Purchase Agreement (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference)

10.20

Stockholders Agreement dated as of August 16, 1999 between SmithKline Beecham plc and the Company (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference)

10.21

Amended and Restated Global Clinical Trials Agreement, dated as of December 19, 2002 between SmithKline Beecham plc dba GlaxoSmithKline and the Company (filed as an Exhibit to post effective amendment No. 1 to the Company’s Registration Statement on Form S-4 (No. 333-88330) and incorporated herein by reference)

10.22	Form of Employees Stock Purchase Plan, as amended (filed as an Exhibit to the Company’s 2004 annual report on Form 10-K and incorporated herein by reference)

10.23

Form of 1996 Employee Equity Participation Program, as amended (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

10.24

Form of 1999 Employee Equity Participation Program, as amended as of July 31, 2003 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.25	Form of Amended and Restated Employee Long-Term Incentive Plan (filed as an Exhibit to the Company’s current report on Form 8-K (Date of report: May 10, 2005) and incorporated herein by reference)

10.26	Form of Amended and Restated Director Long-Term Incentive Plan (filed as an Exhibit to the Company’s current report on Form 8-K (Date of report: May 10, 2005) and incorporated herein by reference)

10.27

Form of Amended and Restated Deferred Compensation Plan For Directors (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.28	Employment Agreement between the Company and Surya N. Mohapatra dated as of November 9, 2003 (filed as an Exhibit to the Company’s 2003 annual report on Form 10-K and incorporated herein by reference)

10.29	Form of Supplemental Deferred Compensation Plan (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.30	Form of Executive Retirement Supplemental Plan (filed as an Exhibit to the Company’s Registration Statement on Form 10 (File No. 001-12215) and incorporated herein by reference)

10.31

Form of Quest Diagnostics Incorporated Supplemental Executive Retirement Plan, effective December 14, 2004 (filed as an exhibit to the Company’s current report on Form 8-K (Date of report: December 14, 2004) and incorporated herein by reference)

10.32	Form of Senior Management Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement dated March 28, 2003 and incorporated herein by reference)

14.1	Code of Business Ethics (filed as an exhibit to the Company’s current report on Form 8-K (Date of report: October 21, 2004) and incorporated herein by reference)

21.1	Subsidiaries of Quest Diagnostics Incorporated

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)	None.

Signatures

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Quest Diagnostics Incorporated

By	/s/ Surya N. Mohapatra

	Surya N. Mohapatra, Ph.D.	Chairman of the Board, President and Chief Executive Officer	February 28, 2006

By	/s/ Robert A. Hagemann

	Robert A. Hagemann	Senior Vice President and	February 28, 2006
Chief Financial Officer

By	/s/ Thomas F. Bongiorno

	Thomas F. Bongiorno	Vice President, Corporate Controller and Chief Accounting Officer	February 28, 2006

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and on the dates indicated.

	Capacity	Date

/s/ Surya N. Mohapatra

Surya N. Mohapatra, Ph.D.	Chairman of the Board, President and Chief Executive Officer	February 28, 2006

/s/ John C. Baldwin

John C. Baldwin, M.D.	Director	February 28, 2006

/s/ Jenne K. Britell

Jenne K. Britell, Ph.D.	Director	February 28, 2006

/s/ William F. Buehler

William F. Buehler	Director	February 28, 2006

/s/ James F. Flaherty III

James F. Flaherty III	Director	February 28, 2006

/s/ William R. Grant

William R. Grant	Director	February 28, 2006

/s/ Rosanne Haggerty

Rosanne Haggerty	Director	February 28, 2006

/s/ Gary M. Pfeiffer

Gary M. Pfeiffer	Director	February 28, 2006

/s/ Daniel C. Stanzione

Daniel C. Stanzione, Ph.D.	Director	February 28, 2006

/s/ Gail R. Wilensky

Gail R. Wilensky, Ph.D.	Director	February 28, 2006

/s/ John B. Ziegler

John B. Ziegler	Director	February 28, 2006

SELECTED HISTORICAL FINANCIAL DATA OF OUR COMPANY

          The following table summarizes selected historical financial data of our Company and our subsidiaries at the dates and for each of the periods presented. We derived the selected historical financial data for the years 2001 through 2005 from the audited consolidated financial statements of our Company. In April 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, or SFAS 145. Pursuant to SFAS 145, extraordinary losses associated with the extinguishment of debt in 2001, previously presented net of applicable taxes, were reclassified to other non-operating expenses. In September 2004, the Emerging Issues Task Force reached a final consensus on Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, or Issue 04-8, effective December 31, 2004. Pursuant to Issue 04-8, we included the dilutive effect of our 1¾% contingent convertible debentures issued November 26, 2001 in our dilutive earnings per common share calculations using the if-converted method, regardless of whether or not the holders of these securities were permitted to exercise their conversion rights, and retroactively restated previously reported diluted earnings per common share. The selected historical financial data is only a summary and should be read together with the audited consolidated financial statements and related notes of our Company and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2005 (a)		2004		2003 (b)	2002 (c)	2001

	(in thousands, except per share data)
Operations Data:
Net revenues	$5,503,711		$5,126,601		$4,737,958	$4,108,051	$3,627,771
Amortization of goodwill (d)	—		—		—	—	38,392
Operating income	968,111	(e)	891,217	(f)	796,454	592,142	411,550
Loss on debt extinguishment	—		—		—	—	42,012	(g)
Net income	546,277	(e),(h)	499,195	(f),(i)	436,717	322,154	162,303	(g)

Basic earnings per common share (j)	$2.71		$2.45		$2.11	$1.67	$0.87

Diluted earnings per common share (j)(k)	$2.66		$2.35		$2.02	$1.59	$0.83

Dividends per common share (j)	$0.36		$0.30		$0.075	$—	$—

Balance Sheet Data (at end of year):
Cash and cash equivalents	$92,130		$73,302		$154,958	$96,777	$122,332
Accounts receivable, net	732,907		649,281		609,187	522,131	508,340
Goodwill, net	3,197,227		2,506,950		2,518,875	1,788,850	1,351,123
Total assets	5,306,115		4,203,788		4,301,418	3,324,197	2,930,555
Long-term debt	1,255,386		724,021		1,028,707	796,507	820,337
Total debt	1,592,225		1,098,822		1,102,657	822,539	821,741
Total stockholders’ equity	2,762,984		2,288,651		2,394,694	1,768,863	1,335,987

Other Data:
Net cash provided by operating activities	$851,583		$798,780		$662,799	$596,371	$465,803
Net cash used in investing activities	(1,079,793)		(173,700)		(417,050)	(477,212)	(296,616)
Net cash provided by (used in) financing activities	247,038		(706,736)		(187,568)	(144,714)	(218,332)
Provision for doubtful accounts	233,628		226,310		228,222	217,360	218,271
Rent expense	139,660		132,883		120,748	96,547	82,769
Capital expenditures	224,270		176,125		174,641	155,196	148,986
Depreciation and amortization	176,124		168,726		153,903	131,391	147,727

(a)

On November 1, 2005, we completed the acquisition of LabOne, Inc., or LabOne. Consolidated operating results for 2005 include the results of operations of LabOne subsequent to the closing of the acquisition. See Note 3 to the Consolidated Financial Statements.

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

(d)

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, which we adopted on January 1, 2002. The following table presents net income and basic and diluted earnings per common share data adjusted to exclude the amortization of goodwill, assuming that SFAS 142 had been in effect for the year ended December 31, 2001 (in thousands, except per share data):

2001

Net income	$162,303
Add back: Amortization of goodwill, net of taxes	35,964

Adjusted net income	$198,267

Basic earnings per common share	$0.87
Amortization of goodwill, net of taxes	0.20

Adjusted basic earnings per common share	$1.07

Diluted earnings per common share	$0.83
Amortization of goodwill, net of taxes	0.18

Adjusted diluted earnings per common share	$1.01

(e)

During the third quarter of 2005, we recorded a $6.2 million charge primarily related to forgiveness of amounts owed by patients and physicians, and related property damage as a result of hurricanes in the Gulf Coast. During the fourth quarter of 2005, we recorded a $16 million charge to write-off certain assets in connection with a product hold at NID.

(f)	During the second quarter of 2004, we recorded a $10.3 million charge associated with the acceleration of certain pension obligations in connection with the succession of our prior CEO.

(g)

In conjunction with our debt refinancing in 2001, we recorded a loss on debt extinguishment of $42 million. The loss represented the write-off of deferred financing costs of $23 million, associated with the debt which was refinanced, and $13 million of payments related primarily to the tender premium incurred in connection with our cash tender offer of our 10¾% senior subordinated notes due 2006. The remaining $6 million of losses represented amounts incurred in conjunction with the cancellation of certain interest rate swap agreements which were terminated in connection with the debt that was refinanced.

(h)	During the third quarter of 2005, we recorded a $7.1 million charge associated with the write-down of an investment.

(i)

During the second quarter of 2004, we recorded a $2.9 million charge to interest expense, net representing the write-off of deferred financing costs associated with the refinancing of our bank debt and credit facility.

(j)

Previously reported basic and diluted earnings per share have been restated to give retroactive effect of our two-for-one stock split effected on June 20, 2005. See Note 2 to the Consolidated Financial Statements.

(k)

Potentially dilutive common shares primarily include the dilutive effect of our 1¾% contingent convertible debentures issued November 26, 2001, which were redeemed principally through a conversion into common shares as of January 18, 2005, and outstanding stock options and restricted common shares granted under our Amended and Restated Employee Long-Term Incentive Plan and our Amended and Restated Director Long-Term Incentive Plan.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
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

          While the diagnostic testing industry in the United States may be impacted by a number of factors, we believe it will continue to grow over the long term as a result of the following:

•	the growing and aging population;

•

continuing research and development in the area of genomics (the study of DNA, genes and chromosomes) and proteomics (the analysis of individual proteins and collections of proteins), which is expected to yield new, more sophisticated and specialized diagnostic tests;

•	increasing recognition by consumers and payers of the value of laboratory testing as a means to improve health and reduce the overall cost of healthcare through early detection and prevention; and

•	increasing affordability of, and access to, tests due to advances in technology and cost efficiencies.

          Quest Diagnostics, as the largest clinical laboratory testing company with a leading position in most of its domestic geographic markets and service offerings, is well positioned to benefit from the growth expected in the industry.

          Payments for clinical laboratory testing services are made by the government, healthcare insurers, physicians, hospitals, employers and patients. Physicians, hospitals and employers are typically billed on a fee-for-service basis based on negotiated fee schedules. Fees billed to patients and healthcare insurers are based on the laboratory’s patient fee schedule, subject to any limitations on fees negotiated with the healthcare insurers or with physicians on behalf of their patients. Medicare and Medicaid reimbursements are based on fee schedules set by governmental authorities.

          We incur additional costs as a result of our participation in Medicare and Medicaid programs, as billing and reimbursement for clinical laboratory testing is subject to considerable and complex federal and state regulations. Compliance with applicable laws and regulations, as well as internal compliance policies and procedures, adds further complexity and costs to our operations. While the total cost to comply with Medicare administrative requirements is disproportionate to our cost to bill other payers, average Medicare reimbursement rates are not materially different than our overall average reimbursement rate from all payers, making this business generally less profitable. Government payers, such as Medicare and Medicaid, as well as healthcare insurers and larger employers have taken steps and may continue to take steps to control the cost, utilization and delivery of healthcare services, including clinical laboratory services. Despite the added cost and complexity of participating in the Medicare and Medicaid programs, we continue to participate in such programs because we believe that our other business may depend, in part, on continued participation in these programs, since certain customers may want a single laboratory capable of performing all of their clinical laboratory testing services, regardless of who pays for such services.

          Healthcare insurers, including managed care organizations and other healthcare insurance providers, which typically negotiate directly or indirectly with a number of clinical laboratories on behalf of their members, represent approximately one-half of our total testing volumes and one-half of our net revenues. Larger healthcare insurers typically prefer to use large commercial clinical laboratories because they can provide services to their members on a national or regional basis. In addition, larger laboratories are better able to achieve the low-cost structures necessary to profitably service the members of large healthcare plans and can provide test utilization data across various products in a consistent format. In certain markets, such as California, healthcare insurers may delegate their covered members to independent physician associations, or IPAs, which in turn negotiate with laboratories for clinical laboratory services on behalf of their members.

          The trend of consolidation among healthcare insurers has continued, resulting in fewer but larger insurers with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical laboratories. These healthcare insurers, as well as IPAs, demand that clinical laboratory service providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment arrangements. Under these capitated payment arrangements, we and healthcare insurers agree to a predetermined monthly reimbursement rate for each member of the healthcare insurer’s plan, regardless of the number or cost of services provided by us. Our cost to perform work reimbursed under capitated payment arrangements is not materially different from our cost to perform work reimbursed under other arrangements with healthcare insurers. Since average reimbursement rates under capitated payment arrangements are typically less than our overall average reimbursement rate, the testing services reimbursed under capitated payment arrangements are generally less profitable. In 2005, we derived approximately 17% of our testing volume and 7% of our net revenues from capitated payment arrangements. In recent years, healthcare insurers have begun to offer more freedom of choice to their members, including greater freedom to determine which laboratory to use and which tests to order. Accordingly, most of our agreements with major healthcare insurers are non-exclusive arrangements. As a result, under these non-exclusive arrangements, physicians and patients have more freedom of choice in selecting laboratories, and laboratories are likely to compete more on the basis of service and quality than they may otherwise. Also, healthcare plans are increasingly offering programs such as preferred provider organizations, or PPOs, and consumer driven health plans that offer a greater choice of healthcare providers. Pricing for these programs is typically negotiated on a fee-for-service basis, which generally results in higher revenue per requisition than under capitation arrangements. If consumer driven plans and PPO plans increase in popularity, it will be increasingly important for healthcare providers to differentiate themselves based on quality, service and convenience to avoid competing on price alone.

          We expect that reimbursements for the diagnostic testing industry will continue to remain under pressure. Today, many federal and state governments face serious budget deficits and healthcare spending is a prime target for reductions, and efforts to reduce reimbursements and stringent cost controls by government and other payers for existing tests may continue. However, we believe that as new tests are developed which either improve on the effectiveness of existing tests or provide new diagnostic capabilities, government and other payers will add these tests as covered services, because of the importance of laboratory testing in assessing and managing the health of patients. We continue to emphasize the importance and the high value of laboratory testing with healthcare insurers, and government payers at the federal and state level.

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

          The diagnostic testing industry is subject to seasonal fluctuations in operating results and cash flows. Typically, testing volume declines during the summer months, year-end holiday periods and other major holidays, reducing net revenues and operating cash flows below annual averages. Testing volume is also subject to declines due to inclement weather or other events, which can deter patients from having testing performed and which can vary in severity from year to year.

Acquisition of LabOne, Inc.

          On November 1, 2005, we completed the acquisition of LabOne, Inc., or LabOne,in an all-cash transaction with a combined value of approximately $947 million, including approximately $138 million of assumed debt of LabOne. See Note 3 to the Consolidated Financial Statements for a full discussion of the LabOne acquisition.

          Through the acquisition, Quest Diagnostics acquired all of LabOne’s operations, including its health screening and risk assessment services to life insurance companies, as well as its clinical diagnostic testing services to healthcare providers and drugs-of-abuse testing to employers. LabOne, with 2004 revenues of $468 million, has 3,100 employees and principal laboratories in Lenexa, Kansas, as well as in Cincinnati, Ohio. We financed the acquisition and related transaction costs together with the repayment of substantially all of LabOne’s debt outstanding with proceeds from a $900 million private placement of senior notes, as described in Note 10 to the Consolidated Financial Statements, and from cash on hand.

          We are in the process of finalizing our integration plans for LabOne and the related costs of the integration. A significant portion of these costs is expected to require cash outlays and is expected to primarily relate to integration-related activities for 2006 and 2007, including the elimination of excess capacity, operational realignment and workforce reductions. To the extent that the costs relate to actions that impact the employees and operations of LabOne, such costs will be accounted for as a cost of the acquisition and will be included in goodwill. To the extent that the costs relate to actions that impact Quest Diagnostics’ employees and operations, such costs will be accounted for as a charge to earnings in the periods that the integration plans are approved and communicated. We expect to finalize the major components of our integration plans during the first quarter of 2006.

          Upon completion of the LabOne integration, we expect to realize approximately $30 million of annual synergies and we expect to achieve this annual rate of synergies by the end of 2007.

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

          While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about one-half of our total costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments:

•	revenues and accounts receivable associated with clinical laboratory testing;

•	reserves for general and professional liability claims;

•	reserves for legal proceedings; and

•	accounting for and recoverability of goodwill.

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

          We have implemented a standardized approach to estimate and review the collectibility of our receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, we regularly assess the state of our billing operations in order to identify issues, which may impact the collectibility of receivables or allowance estimates. We believe that the collectibility of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we have implemented “best practices” to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. We believe that our collection and allowance estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material revisions to reserve estimates. Less than 5% of our net accounts receivable as of December 31, 2005 were outstanding more than 150 days.

          Healthcare insurers

          Healthcare insurers, including managed care organizations, reimburse us for approximately one-half of our net revenues. Reimbursements from healthcare insurers are based on negotiated fee-for-service schedules and on capitated payment rates.

          Receivables due from healthcare insurers represent approximately 30% of our net accounts receivable. Substantially all of the accounts receivable due from healthcare insurers represent amounts billed under negotiated fee-for-service arrangements. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increases. Our approach also considers historical collection experience and other factors. Collection of such receivables is normally a function of providing complete and correct billing information to the healthcare insurers within the various filing deadlines. For healthcare insurers, collection typically occurs within 30 to 60 days of billing. Provided healthcare insurers have been billed accurately with complete information prior to the established filing deadline, there has historically been little to no collection risk. If there has been a delay in billing, we determine if the amounts in question will likely go past the filing deadline, and if so, we will reserve accordingly for the billing.

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

          Client payers

          Client payers include physicians, hospitals, employers and other commercial laboratories, and are billed based on a negotiated fee schedule. Receivables due from client payers represent approximately 30% of our net accounts receivable. Credit risk and ability to pay are more of a consideration for these payers than healthcare insurers and government payers. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increase. Our approach also considers specific account reviews, historical collection experience and other factors.

          Patient receivables

          Patients are billed based on established patient fee schedules, subject to any limitations on fees negotiated with healthcare insurers or physicians on behalf of the patient. Receivables due from patients represent approximately 25% of our net accounts receivable. Collection of receivables due from patients is subject to credit risk and ability of the patients to pay. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increases. Our approach also considers historical collection experience and other factors. Patient receivables are generally fully reserved for when the related billing reaches 210 days outstanding. Balances are automatically written off when they are sent to collection agencies. Reserves are adjusted for estimated recoveries of amounts sent to collection agencies based on historical collection experience, which is regularly monitored.

          Reserves for general and professional liability claims

          As a general matter, providers of clinical laboratory testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on our client base and reputation. We maintain various liability insurance coverages for claims that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results and other exposures. Our insurance coverage limits our maximum exposure on individual claims; however, we are essentially self-insured for a significant portion of these claims. While the basis for claims reserves considers actuarially determined losses based upon our historical and projected loss experience, the process of analyzing, assessing and establishing reserve estimates relative to these types of claims involves a high degree of judgment. Changes in the facts and circumstances associated with claims could have a material impact on our results of operations, principally costs of services, and cash flows in the period that reserve estimates are revised or paid. Although we believe that our present insurance coverage and reserves are sufficient to cover currently estimated exposures, it is possible that we may incur liabilities in excess of our insurance coverage or recorded reserves.

          Reserves for legal proceedings

          Our business is subject to extensive and frequently changing federal, state and local laws and regulations. We have previously entered into several settlement agreements with various government and private payers relating to industry-wide billing and marketing practices that had been substantially discontinued by the mid-1990s. In addition, we are aware of certain pending lawsuits related to billing practices filed under the qui tam provisions of the civil False Claims Act and other federal and state statutes. See Note 14 to the Consolidated Financial Statements for a discussion of the various legal proceedings that involve the Company. We have a comprehensive compliance program that is intended to ensure the strict implementation and observance of all applicable laws, regulations and Company policies. The Quality, Safety & Compliance Committee of the Board of Directors requires periodic reporting of compliance operations from management. As an integral part of our compliance program, we investigate all reported or suspected failures to comply with federal and state healthcare reimbursement requirements. Any non-compliance that results in Medicare or Medicaid overpayments is reported to the government and reimbursed by us. As a result of these efforts, we have periodically identified and reported overpayments. Upon becoming aware of potential overpayments, we will consider all available facts and circumstances to estimate and record the amounts to be reimbursed. While we have reimbursed these overpayments and have taken corrective action where appropriate, we cannot assure investors that in each instance the government will necessarily accept these actions as sufficient.

          The process of analyzing, assessing and establishing reserve estimates relative to legal proceedings involves a high degree of judgment. Changes in facts and circumstances related to such proceedings could lead to significant revisions to reserve estimates for such matters and could have a material impact on our results of operations and cash flows in the period that reserve estimates are revised or paid.

          Management has established reserves for legal proceedings in accordance with generally accepted accounting principles. Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid. However, we understand that there may be pending qui tam claims brought by former employees or other “whistle blowers”, or other pending claims as to which we have not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

          Accounting for and recoverability of goodwill

          Goodwill is our single largest asset. We evaluate the recoverability and measure the potential impairment of our goodwill under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The annual impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our Company, as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for the reporting unit to the book value of the reporting unit. If the book value is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. We believe our estimation methods are reasonable and reflect common valuation practices.

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

Results of Operations

Our clinical laboratory testing business currently represents our one reportable business segment. The clinical laboratory testing business accounts for approximately 95% of consolidated net revenues in each of the three years ended December 31, 2005. Our other operating segments include our non-clinical laboratory testing businesses and consist of our risk assessment services business, our clinical trials testing business, our test kit manufacturing subsidiary, NID, and our healthcare information technology business, MedPlus. Our business segment information is disclosed in Note 15 to the Consolidated Financial Statements.

          Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

          Net income for the year ended December 31, 2005 increased to $546 million, or $2.66 per diluted share, compared to $499 million, or $2.35 per diluted share in 2004. The increase in earnings was primarily attributable to organic revenue growth, and increases in operating efficiencies in our clinical testing business resulting from our Six Sigma and standardization efforts, in addition to efficiencies resulting from increased use of electronic ordering by physicians. Partially offsetting the increase was the performance at our test kit manufacturing subsidiary, NID, which reduced consolidated revenue growth and earnings per share growth by 0.2% and $0.16 per share, respectively, compared to the prior year. The impact of NID and our plans for that business are discussed in greater detail under NID.

          Net Revenues

          Net revenues for the year ended December 31, 2005 grew by 7.4% over the prior year level to $5.5 billion. The acquisition of LabOne, which was completed on November 1, 2005, contributed 1.7% of the consolidated revenue growth. Approximately 55% of LabOne’s net revenues are generated from risk assessment services provided to life insurance companies, with the remainder classified as clinical laboratory testing.

          Our clinical testing business, which accounted for over 95% of our 2005 consolidated net revenues, grew approximately 7.0% for the year. The acquisition of LabOne contributed approximately 1% to the growth in clinical laboratory testing net revenues, principally reflected in volume. The increase in clinical testing revenues was driven by improvements in both testing volumes, measured by the number of requisitions, and increases in average revenue per requisition.

          For the year ended December 31, 2005, clinical testing volume increased 4.4% compared to the prior year period.

          For the year ended December 31, 2005, average revenue per requisition improved 2.3%. These improvements are primarily attributable to a continuing shift in test mix to higher value testing, including gene-based and esoteric testing, and increases in the number of tests ordered per requisition. Gene-based testing net revenues were over $660 million for 2005, and grew approximately 10% compared to the prior year.Although LabOne’s clinical testing business carries a lower revenue per requisition than our average, principally due to a higher concentration of lower priced drugs-of-abuse testing, the acquisition of LabOne did not have a significant impact on our average revenue per requisition. Management continues to expect that average revenue per requisition will typically grow approximately 2% in a given year, with some fluctuations on a quarter-to-quarter basis.

          Our businesses other than clinical laboratory testing accounted for approximately 5% of our consolidated net revenues in 2005. These businesses include our clinical trials testing business, and our healthcare information technology business (MedPlus), whose growth rates did not significantly affect our consolidated growth rate. In addition, we consider the risk assessment business acquired in the LabOne acquisition and NID to be non-clinical laboratory testing businesses. As discussed elsewhere, NID’s net revenues were approximately 1% of consolidated net revenues in 2005; however, due to two product holds, NID’s net revenues were below the prior year level, and reduced consolidated revenue growth by 0.2%. We expect that NID’s net revenues will represent less than 1% of our consolidated net revenues in 2006. The risk assessment business currently generates approximately $280 million in annual revenues and has been growing approximately 3% per year. The net revenues from this business for the two months we owned it during 2005, contributed just under 1% to consolidated revenue growth. We expect that this business will represent approximately 4% of our consolidated net revenues in 2006, bringing the total net revenues attributable to our non-clinical laboratory testing businesses to approximately 8% of our consolidated net revenues.

          Operating Costs and Expenses

          Total operating costs and expenses for the year ended December 31, 2005 increased $300 million from the prior year period primarily due to organic growth in our clinical testing volume and, to a lesser degree, the LabOne acquisition. The increased costs were primarily in the areas of employee compensation and benefits, and testing supplies. While our cost structure has been favorably impacted by efficiencies generated from our Six Sigma and standardization initiatives, we continue to make investments in sales, service, science and information technology to further differentiate our company. These investments include:

•	Expanding our sales force, particularly in high-growth specialty testing areas, and improved sales training and sales tools;

•	Continuously improving service levels and their consistency using Six Sigma;

•	Making specimen collection more convenient for patients by adding phlebotomists and expanding hours of operation in our patient service centers;

•	Continuing to strengthen our medical and scientific capabilities by adding leading experts in various disease states and emerging diagnostic areas; and

•

Enhancing our information technology infrastructure and development capabilities supporting our products which enable healthcare providers to order and receive laboratory test results, order prescriptions electronically, and create, collect, manage and exchange healthcare information.

          Additionally, costs incurred at NID associated with completing its quality review and cooperating with an ongoing government investigation and regulatory review have served to increase operating costs over the prior year and are impacting costs of services and selling, general and administrative expense as a percentage of net revenues.

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 59.2% of net revenues for the year ended December 31, 2005, increasing from 58.3% of net revenues in the prior year period. The increase over the prior year is primarily due to the impact of NID’s results, and the addition of the LabOne business, which carries a higher cost of sales percentage than the Company average. Also serving to increase cost of services as a percentage of net revenues for the year is increased costs of testing supplies, initial installation costs associated with deploying our Internet-based orders and results systems in physicians’ offices, and an increase in phlebotomists to support an increasing percentage of our volume collected in our patient service centers and by phlebotomists we have in physicians’ offices. At December 31, 2005, approximately 45% of our orders were being transmitted via the Internet. The increase in the number of orders received through our Internet-based systems is (i) improving the initial collection of billing information which is reducing the cost of billing and bad debt expense, both of which are components of selling, general and administrative expenses, and (ii) reducing the cost associated with specimen processing, which is included in cost of services.

          Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, were 22.9% of net revenues during the year ended December 31, 2005, decreasing from 23.9% in the prior year period. These improvements were primarily due to revenue growth, which has allowed us to leverage our expense base, as well as continued benefits from our Six Sigma and standardization initiatives. The financial results of NID served to reduce the improvement for the year by approximately 0.3%. For the year ended December 31, 2005, bad debt expense was 4.2% of net revenues, compared to 4.4% in the prior year period. This decrease primarily relates to the improved collection of diagnosis, patient and insurance information necessary to more effectively bill for services performed. We believe that our Six Sigma and standardization initiatives and the increased use of electronic ordering by our customers will provide additional opportunities to further improve our overall collection experience and cost structure.

          Other operating expense (income), net represents miscellaneous income and expense items related to operating activities, including gains and losses associated with the disposal of operating assets. For the year ended December 31, 2005, other operating expense (income), net includes a $6.2 million charge primarily related to forgiveness of amounts owed by patients and physicians, and related property damage as a result of hurricanes in the Gulf Coast, and the write-off of $7.5 million of goodwill associated with NID. For the year ended December 31, 2004, other operating expense (income), net includes a $10.3 million charge associated with the acceleration of certain pension obligations in connection with the succession of the Company’s prior CEO.

          Operating Income

          Operating income for the year ended December 31, 2005 improved to $968 million, or 17.6% of net revenues, from $891 million, or 17.4% of net revenues, in the prior year period. The increases in operating income for the year ended December 31, 2005 were principally driven by revenue growth and continued benefits from our Six Sigma and standardization initiatives. Operating income as a percentage of revenues compared to the prior year was reduced by approximately 1% due to the performance at NID, and by 0.2% due to LabOne’s lower margins.

          Other Income (Expense)

          Interest expense, net for the year ended December 31, 2005 approximated the prior year level. The redemption of our contingent convertible debentures in January 2005 and increased interest income principally served to reduce net interest expense in 2005, which was offset by the interest expense related to the financing of the LabOne acquisition. Interest expense, net for the year ended December 31, 2004 included a $2.9 million charge representing the write-off of deferred financing costs associated with the second quarter 2004 refinancing of our bank debt and credit facility.

          Other, net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the year ended December 31, 2005, other, net includes a $7.1 million charge associated with the write-down of an investment.

          NID

          NID is the Company’s test kit manufacturing subsidiary, which prior to two product holds initiated during 2005, accounted for about 1% of consolidated net revenues. During the fourth quarter of 2005, NID instituted its second product hold due to quality issues. The hold remains in effect for substantially all of NID’s products while NID works to address the issues and return product to market. The latest product hold has caused us to reevaluate the financial outlook for NID. As a result of this analysis we recorded a pre-tax charge of $16 million ($0.06 per diluted share) in the fourth quarter to write off certain of NID’s assets. The charge includes the write-off of all of the goodwill associated with NID of $7.5 million, which is included in other operating expense (income), net, and other write-offs totaling $8.5 million, principally related to products and equipment inventory, which are included in cost of services. In addition, during the second quarter, in connection with its first product hold, NID recorded a charge of approximately $3 million, principally related to products and equipment inventory. These charges, coupled with the operating losses at NID stemming from the product holds, together with the costs to rectify NID’s quality issues and comply with an ongoing government investigation and regulatory review of NID, have reduced pre-tax earnings compared to the prior year by approximately $50 million or $0.16 per diluted share.

          While NID is continuing to work to address its quality issues and return products to market, we are also evaluating all of our strategic options for NID, including but not limited to repositioning NID as a smaller more narrowly focused business, selling some or all of the assets of NID, or exiting the business. Although we expect that the negative impact of NID on the Company’s financial performance will be for a finite period, we cannot estimate at this time how long a period it will be, even after we decide which strategic option we will select. We currently expect to finalize our plans for NID before the end of the second quarter of 2006, at which time we expect to be in a position to estimate the financial impact, including potential restructuring and other charges, resulting from our decision.

          The ongoing government investigation and regulatory review of NID continue. While we do not believe that these matters will have a material adverse impact on our overall financial condition, their final resolution could be material to our results of operations or cash flows in the period in which the impact of such matters is determined or paid. Please refer to Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies” for a further description of these matters.

          Year Ended December 31, 2004 Compared with Year Ended December 31, 2003

          Net income for the year ended December 31, 2004 increased to $499 million, or $2.35 per diluted share, from $437 million, or $2.02 per diluted share, for the prior year period. This increase in earnings was primarily attributable to revenue growth and efficiencies generated from our Six Sigma and standardization initiatives, partially offset by investments in our operations. For the year ended December 31, 2004, the increase in earnings was partially offset by the impact of $13.2 million in pre-tax charges recorded in the second quarter of 2004. Included in the second quarter charges was $10.3 million related to the acceleration of certain pension obligations in connection with the succession of our prior CEO with the remaining $2.9 million representing the write-off of deferred financing costs associated with a refinancing. These charges served to reduce reported net income for the year ended December 31, 2004 by $7.9 million and reduced basic and diluted earnings per common share by $0.08.

          Net Revenues

          Net revenues for the year ended December 31, 2004 grew by 8.2% over the prior year level. Including twelve months of Unilab Corporation’s, or Unilab’s, results in 2004 (which was acquired on February 28, 2003), versus ten months of Unilab’s results in the prior year, contributed 1.5% to consolidated revenue growth. The increase in net revenues was primarily driven by improvements in testing volumes and increases in average revenue per requisition. Pro forma revenue growth was 6.7% for the year ended December 31, 2004, assuming that the Unilab acquisition and the related sale of certain assets in northern California, or the Divestiture, had been completed on January 1, 2003. See Note 3 to the Consolidated Financial Statements for a full discussion of the Unilab acquisition and the Divestiture.

          For the year ended December 31, 2004, clinical testing volume, measured by the number of requisitions, increased 5.0% compared to the prior year period. On a pro forma basis, assuming that the Unilab acquisition and the Divestiture had been completed on January 1, 2003, testing volume increased 3.2% for the year ended December 31, 2004.

          Average revenue per requisition improved 2.6% for the year ended December 31, 2004 compared to the prior year period. This improvement is primarily attributable to a continuing shift in test mix to higher value testing, including gene-based testing, and increases in the number of tests ordered per requisition. These factors are expected to continue as the primary drivers of increases in revenue per requisition, although to a lesser extent than the past several years. Gene-based testing net revenues approximated $600 million for 2004, and grew over 10% compared to the prior year.The inclusion of Unilab’s results subsequent to February 28, 2003 served to reduce average revenue per requisition by 0.4% for the year ended December 31, 2004, reflecting Unilab’s lower revenue per requisition.

          Drugs-of-abuse testing, which is among our lowest priced services and accounts for approximately 6% of our volume and 3% of our consolidated net revenues, grew for the first year after several years of decline. However, growth in this business remained below that for our consolidated business.

          Our businesses other than clinical laboratory testing, which represent approximately 4% of our consolidated net revenues, grew approximately 20% during the year ended December 31, 2004 compared to the prior year period, and contributed about one-half of a percent to reported net revenue growth.

          Operating Costs and Expenses

          Total operating costs and expenses for the year ended December 31, 2004 increased $294 million from the prior year period primarily due to increases in our clinical testing volume. The increased costs were primarily in the areas of employee compensation and benefits and testing supplies. While our cost structure has been favorably impacted by efficiencies generated from our Six Sigma and standardization initiatives, we continue to make investments in sales, service, science and information technology to further differentiate our company. These investments include:

•	Expanding our sales force, particularly in high-growth specialty testing areas, and improved sales training and sales tools;

•	Continuously improving service levels and their consistency using Six Sigma;

•	Making specimen collection more convenient for patients by adding phlebotomists and expanding hours of operation in our patient service centers;

•	Continuing to strengthen our medical and scientific capabilities by adding leading experts in various disease states and emerging diagnostic areas; and

•

Enhancing our information technology infrastructure and development capabilities supporting our products which enable healthcare providers to order and receive laboratory test results, order prescriptions electronically, and create, collect, manage and exchange healthcare information.

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 58.3% of net revenues for the year ended December 31, 2004, decreasing from 58.4% of net revenues in the prior year period. This improvement was primarily the result of the increase in average revenue per requisition and efficiency gains resulting from our Six Sigma and standardization initiatives. This improvement was partially offset by initial installation costs associated with deploying our Internet-based orders and results systems in physicians’ offices and an increase in the number of phlebotomists in our patient service centers to support an increasing percentage of our volume generated from these sites. At December 31, 2004, approximately 40% of our orders and 60% of our test results were being transmitted via the Internet. The increase in the number of orders and test results reported via our Internet-based systems is improving the initial collection of billing information which is reducing the cost of billing and bad debt expense, both of which are components of selling, general and administrative expenses. Additionally, we believe that the number of physicians who no longer draw blood in their offices continues to increase, which is resulting in an increase in the number of blood draws in our patient service centers and by our phlebotomists placed in physicians’ offices. This shift has increased our operating costs associated with our blood draws, but is reducing costs in accessioning and other parts of our operations due to improved billing information, and a reduction in the number of inadequate patient samples because our phlebotomists are specifically trained in these areas.

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

          Other operating expense (income), net represents miscellaneous income and expense items related to operating activities, including gains and losses associated with the disposal of operating assets. For the year ended December 31, 2004, other operating expense (income), net includes a $10.3 million second quarter charge associated with the acceleration of certain pension obligations in connection with the succession of our prior CEO. For the year ended December 31, 2003, other operating expense (income), net includes $3.3 million of gains on the sale of certain operating assets, partially offset by a $1.1 million charge associated with the integration of Unilab.

          Operating Income

          Operating income for the year ended December 31, 2004 improved to $891 million, or 17.4% of net revenues, from $796 million, or 16.8% of net revenues, in the prior year period. The increase in operating income for the year ended December 31, 2004 was principally driven by revenue growth and efficiencies generated from our Six Sigma and standardization initiatives, which have reduced both the cost of services and selling, general and administrative expenses as a percentage of net revenues. Partially offsetting these improvements were investments in our operations and a charge in the second quarter of 2004 of $10.3 million associated with the succession of our prior CEO. This charge reduced operating income, as a percentage of net revenues, by 0.2% for the year ended December 31, 2004.

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

          Other, net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets.

Quantitative and Qualitative Disclosures About Market Risk

          We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that may include the use of derivative financial instruments. In October 2005, we entered into interest rate lock agreements with two financial institutions for a total notional amount of $300 million to lock the U.S. treasury bond rate component of a portion of our offering of debt securities later that same month. We do not hold or issue derivative financial instruments for trading purposes. We do not believe that our foreign exchange exposure is material to our financial condition or results of operations. See Note 2 to the Consolidated Financial Statements for additional discussion of our financial instruments and hedging activities. See Note 10 to the Consolidated Financial Statements for information regarding our treasury lock agreements.

          At December 31, 2005 and 2004, the fair value of our debt was estimated at approximately $1.6 billion and $1.2 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2005 and 2004, the estimated fair value exceeded the carrying value of the debt by approximately $39 million and $84 million, respectively. An assumed 10% increase in interest rates (representing approximately 59 and 45 basis points at December 31, 2005 and 2004, respectively) would potentially reduce the estimated fair value of our debt by approximately $36 million and $17 million at December 31, 2005 and 2004, respectively.

          Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility and our term loan due December 2008, are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Interest rates on our senior unsecured revolving credit facility and term loan due December 2008 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of December 31, 2005, our borrowing rate for our LIBOR-based loans was LIBOR plus 0.5%. At December 31, 2005, there was $60 million of borrowings outstanding under our $300 million secured receivables credit facility, $75 million outstanding under our term loan due December 2008 and no borrowings outstanding under our $500 million senior unsecured revolving credit facility. Based on our net exposure to interest rate changes, an assumed 10% change in interest rates on our variable rate indebtedness (representing approximately 44 basis points) would impact annual net interest expense by approximately $0.6 million, assuming no changes to the debt outstanding at December 31, 2005.See Note 10 to the Consolidated Financial Statements for details regarding our debt outstanding.

Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at December 31, 2005 totaled $92 million, compared to $73 million at December 31, 2004. Cash flows from operating activities in 2005 were $852 million, which together with cash flows from financing activities of $247 million, were used to fund investing activities of $1.1 billion. Cash and cash equivalents at December 31, 2004 totaled $73 million, compared to $155 million at December 31, 2003. Cash flows from operating activities in 2004 provided cash of $799 million, which together with cash on hand were used to fund investing and financing activities, which required cash of $174 million and $707 million, respectively.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for 2005 was $852 million compared to $799 million in the prior year period. This increase was primarily due to improved operating performance and a smaller increase in net accounts receivable compared to the prior year, partially offset by the timing and net amount of various payments for taxes. Days sales outstanding, a measure of billing and collection efficiency, improved to 46 days at December 31, 2005 from 47 days at December 31, 2004.

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

          Cash Flows from Investing Activities

          Net cash used in investing activities in 2005 was $1.1 billion, consisting primarily of the acquisition of LabOne and related transaction costs for $795 million, the acquisition of a small regional laboratory for $19 million, equity investments of $38 million in companies which develop diagnostic tests, and capital expenditures of $224 million.

          Net cash used in investing activities in 2004 was $174 million, consisting primarily of capital expenditures of $176 million.

          Cash Flows from Financing Activities

          Net cash provided by financing activities in 2005 was $247 million, consisting primarily of proceeds from borrowings of $1.1 billion and $98 million in proceeds from the exercise of stock options, reduced by repayments of debt totaling $497 million, purchases of treasury stock totaling $390 million and dividend payments of $70 million. Proceeds from borrowings consisted primarily of $892 million net proceeds from the private placement of $900 million of senior notes, or the 2005 Senior Notes, used to finance the acquisition of LabOne and $200 million of borrowings under our secured receivable credit facility to fund the repayment of $100 million of principal outstanding under our senior unsecured revolving credit facility and seasonal cash flow requirements. During 2005, we repaid $270 million of borrowings associated with our secured receivables credit facility and $100 million of principal outstanding under our senior unsecured revolving credit facility. In addition, we repaid approximately $127 million of principal, representing substantially all of LabOne’s outstanding debt that was assumed by us in connection with the LabOne acquisition. At December 31, 2005, we had $60 million outstanding, and $740 million of available borrowing capacity under our combined credit facilities. Our credit facilities and the 2005 Senior Notes, along with our other debt outstanding are more fully described in Note 10 to the Consolidated Financial Statements. The $390 million in treasury stock purchases represents 7.8 million shares of our common stock purchased at an average price of $49.98 per share.

          Net cash used in financing activities in 2004 was $707 million, consisting primarily of purchases of treasury stock totaling $735 million and dividend payments totaling $61 million, partially offset by $109 million received from the exercise of stock options. In addition, we repaid the remaining $305 million of principal outstanding under our term loan due June 2007 with $100 million of borrowings under our senior unsecured revolving credit facility, $130 million of borrowings under our secured receivables credit facility and $75 million of borrowings under our term loan due December 2008. The $735 million in treasury stock purchases represents 16.7 million shares of our common stock purchased at an average price of $44.11 per share.

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

          Dividend Policy

          During each of the quarters of 2005 and 2004, our Board of Directors has declared a quarterly cash dividend of $0.09 and $0.075 per common share, respectively. On January 26, 2006, our Board of Directors declared a quarterly cash dividend per common share of $0.10, payable on April 19, 2006, to shareholders of record on April 5, 2006. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchase Plan

          For the year ended December 31, 2005, we repurchased approximately 7.8 million shares of our common stock at an average price of $49.98 per share for $390 million. Through December 31, 2005, we have repurchased approximately 32.4 million shares of our common stock at an average price of $42.61 for $1.4 billion under our share repurchase program. At December 31, 2005, the total available for repurchases under the remaining authorizations was $122 million. In January 2006, our Board of Directors expanded the share repurchase authorization by an additional $600 million, bringing the total amount authorized and available for repurchases to $722 million.

          Contractual Obligations and Commitments

          The following table summarizes certain of our contractual obligations as of December 31, 2005. See Notes 10 and 14 to the Consolidated Financial Statements for further details.

	Payments due by period

	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4 –5 years	After 5 years

Long-term debt	$1,255,350	$—	$80,399	$673,665	$501,286
Capital lease obligations	231	195	36	—	—
Operating leases	587,026	134,406	188,057	117,721	146,842
Purchase obligations	55,108	28,312	20,016	6,777	3

Total contractual obligations	$1,897,715	$162,913	$288,508	$798,163	$648,131

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

          During 2005, we had two lines of credit with two financial institutions totaling $75 million for the issuance of letters of credit, which were renewed and increased to a total of $85 million in December 2005. Standby letters of credit are obtained, principally in support of our risk management program, to ensure our performance or payment to third parties and amounted to $69 million at December 31, 2005, all of which was issued against the $85 million letter of credit lines. The letters of credit, which are renewed annually, primarily represent collateral for automobile liability and workers’ compensation loss payments.

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

          Unconsolidated Joint Ventures

          We have investments in unconsolidated joint ventures in Phoenix, Arizona; Indianapolis, Indiana; and Dayton, Ohio, which are accounted for under the equity method of accounting. We believe that our transactions with our joint ventures are conducted at arm’s length, reflecting current market conditions and pricing. Total net revenues of our unconsolidated joint ventures equal less than 6% of our consolidated net revenues. Total assets associated with our unconsolidated joint ventures are less than 2% of our consolidated total assets. We have no material unconditional obligations or guarantees to, or in support of, our unconsolidated joint ventures and their operations.

          Requirements and Capital Resources

          We estimate that we will invest approximately $225 million to $245 million during 2006 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades.

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

          We believe our focus on Six Sigma quality and the investments we are continuing to make in sales, service, science and information technology will further differentiate us and strengthen our industry leadership position. In addition, we plan to pursue selective acquisitions of regional and local laboratory testing providers. We also expect to pursue opportunities to expand into other areas of diagnostics and other markets outside the United States.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

          The management of Quest Diagnostics Incorporated (the “Company”), including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005 is effective.

          The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management has excluded from the scope of its assessment the business of LabOne, Inc., which the Company acquired during the fourth quarter of 2005. LabOne, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 3.3% and 1.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

          Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages F-1 and F-2, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Quest Diagnostics Incorporated

          We have completed integrated audits of Quest Diagnostics Incorporated’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

          Consolidated financial statements and financial statement schedule

          In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Quest Diagnostics Incorporated and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          Internal control over financial reporting

          Also, in our opinion, management’s assessment, included in Report of Management On Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          As described in the Report of Management On Internal Control Over Financial Reporting, management has excluded LabOne, Inc. from its assessment of internal control over financial reporting as of December 31, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded LabOne, Inc. from our audit of internal control over financial reporting. LabOne, Inc. is a wholly-owned subsidiary whose total assets and total revenues represent 3.3% and 1.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 28, 2006

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(in thousands, except per share data)

	2005	2004

Assets
Current assets:
Cash and cash equivalents	$92,130	$73,302
Accounts receivable, net of allowance for doubtful accounts of $193,754 and $202,857 at December 31, 2005 and 2004, respectively	732,907	649,281
Inventories	77,939	75,327
Deferred income taxes	107,442	83,030
Prepaid expenses and other current assets	59,079	50,140

Total current assets	1,069,497	931,080
Property, plant and equipment, net	753,663	619,485
Goodwill, net	3,197,227	2,506,950
Intangible assets, net	147,383	11,462
Deferred income taxes	—	29,374
Other assets	138,345	105,437

Total assets	$5,306,115	$4,203,788

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$764,453	$668,987
Short-term borrowings and current portion of long-term debt	336,839	374,801

Total current liabilities	1,101,292	1,043,788
Long-term debt	1,255,386	724,021
Other liabilities	186,453	147,328
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 300,000 shares authorized; 213,674 and 213,567 shares issued at December 31, 2005 and 2004, respectively	2,137	1,068
Additional paid-in capital	2,175,533	2,195,346
Retained earnings	1,292,510	818,734
Unearned compensation	(3,321)	(11)
Accumulated other comprehensive (loss) income	(6,205)	3,866
Treasury stock, at cost; 15,219 and 17,347 shares at December 31, 2005 and 2004, respectively	(697,670)	(730,352)

Total stockholders’ equity	2,762,984	2,288,651

Total liabilities and stockholders’ equity	$5,306,115	$4,203,788

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(in thousands, except per share data)

	2005	2004	2003

Net revenues	$5,503,711	$5,126,601	$4,737,958

Operating costs and expenses:
Cost of services	3,257,335	2,990,712	2,768,623
Selling, general and administrative	1,257,775	1,227,746	1,165,700
Amortization of intangible assets	4,730	6,703	8,201
Other operating expense (income), net	15,760	10,223	(1,020)

Total operating costs and expenses	4,535,600	4,235,384	3,941,504

Operating income	968,111	891,217	796,454

Other income (expense):
Interest expense, net	(57,471)	(57,949)	(59,789)
Minority share of income	(19,495)	(19,353)	(17,630)
Equity earnings in unconsolidated joint ventures	26,185	21,049	17,439
Other, net	(6,876)	162	1,324

Total non-operating expenses, net	(57,657)	(56,091)	(58,656)

Income before taxes	910,454	835,126	737,798
Income tax expense	364,177	335,931	301,081

Net income	$546,277	$499,195	$436,717

Earnings per common share:
Basic	$2.71	$2.45	$2.11
Diluted	$2.66	$2.35	$2.02

Weighted average common shares outstanding:
Basic	201,833	203,920	206,832
Diluted	205,530	214,145	217,578

Dividends per common share	$0.36	$0.30	$0.075

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(in thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income	$546,277	$499,195	$436,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,124	168,726	153,903
Provision for doubtful accounts	233,628	226,310	228,222
Deferred income tax provision	661	52,451	33,853
Minority share of income	19,495	19,353	17,630
Stock compensation expense	2,037	1,384	5,297
Tax benefits associated with stock-based compensation plans	33,823	71,276	30,496
Other, net	21,673	4,739	(1,583)
Changes in operating assets and liabilities:
Accounts receivable	(238,421)	(266,404)	(254,865)
Accounts payable and accrued expenses	36,038	22,336	(6,795)
Integration, settlement and other special charges	(5,400)	(18,274)	(18,942)
Income taxes payable	15,382	1,163	26,493
Other assets and liabilities, net	10,266	16,525	12,373

Net cash provided by operating activities	851,583	798,780	662,799

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(814,219)	—	(237,610)
Capital expenditures	(224,270)	(176,125)	(174,641)
Increase in investments and other assets	(41,389)	(5,151)	(13,842)
Proceeds from disposition of assets	85	7,576	9,043

Net cash used in investing activities	(1,079,793)	(173,700)	(417,050)

Cash flows from financing activities:
Proceeds from borrowings	1,100,186	304,921	450,000
Repayments of debt	(497,276)	(306,018)	(391,718)
Increase in book overdrafts	33,384	—	—
Purchases of treasury stock	(390,163)	(734,577)	(257,548)
Exercise of stock options	98,335	109,116	29,887
Dividends paid	(69,673)	(61,387)	—
Distributions to minority partners	(21,477)	(16,677)	(14,253)
Financing costs paid	(6,278)	(2,114)	(4,227)
Other	—	—	291

Net cash provided by (used in) financing activities	247,038	(706,736)	(187,568)

Net change in cash and cash equivalents	18,828	(81,656)	58,181

Cash and cash equivalents, beginning of year	73,302	154,958	96,777

Cash and cash equivalents, end of year	$92,130	$73,302	$154,958

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Unearned Compen- sation	Accumulated Other Compre- hensive (Loss) Income	Treasury Stock	Compre- hensive Income

Balance, December 31, 2002	195,926	$980	$1,817,511	$(40,772)	$(3,332)	$(5,524)	$—

Net income				436,717				$436,717
Other comprehensive income						11,471		11,471

Comprehensive income								$448,188

Dividend declared				(15,386)
Shares issued to acquire Unilab	14,110	71	372,393
Fair value of Unilab converted options			8,452
Issuance of common stock under benefit plans	800	4	18,081		(4,313)
Exercise of stock options	3,133	15	29,872
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(361)	(2)	(9,791)
Tax benefits associated with stock-based compensation plans			30,496
Amortization of unearned compensation					5,299
Purchases of treasury stock	(7,981)						(257,548)

Balance, December 31, 2003	205,627	1,068	2,267,014	380,559	(2,346)	5,947	(257,548)

Net income				499,195				$499,195
Other comprehensive loss						(2,081)		(2,081)

Comprehensive income								$497,114

Dividends declared				(61,020)
Issuance of common stock under benefit plans	404	1	1,314		951		12,623
Exercise of stock options	6,949		(136,932)				246,048
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(179)	(1)	(7,548)
Tax benefits associated with stock-based compensation plans			71,276
Conversion of contingent convertible debentures	74		222				3,102
Amortization of unearned compensation					1,384
Purchases of treasury stock	(16,655)						(734,577)

Balance, December 31, 2004	196,220	1,068	2,195,346	818,734	(11)	3,866	(730,352)

Net income				546,277				$546,277
Other comprehensive loss						(10,071)		(10,071)

Comprehensive income								$536,206

Adjustment for 2-for-1 stock split		1,068	(1,068)
Dividends declared				(72,501)
Issuance of common stock under benefit plans	516	1	4,620		(5,347)		17,683
Exercise of stock options	3,893		(69,691)				168,026
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(7)
Tax benefits associated with stock-based compensation plans			33,823
Conversion of contingent convertible debentures	5,632		12,510				237,136
Amortization of unearned compensation					2,037
Purchases of treasury stock	(7,806)						(390,163)

Balance, December 31, 2005	198,455	$2,137	$2,175,533	$1,292,510	$(3,321)	$(6,205)	$(697,670)

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands unless otherwise indicated)

1. DESCRIPTION OF BUSINESS

          Quest Diagnostics Incorporated and its subsidiaries (“Quest Diagnostics” or the “Company”) is the largest clinical laboratory testing business in the United States. Prior to January 1, 1997, Quest Diagnostics was a wholly owned subsidiary of Corning Incorporated (“Corning”). On December 31, 1996, Corning distributed all of the outstanding shares of common stock of the Company to the stockholders of Corning as part of the “Spin-Off Distribution”.

          As the nation’s leading provider of diagnostic testing and services for the healthcare industry, Quest Diagnostics offers a broad range of clinical laboratory testing services to patients, physicians, hospitals, healthcare insurers, employers, governmental institutions and other commercial clinical laboratories. Quest Diagnostics is the leading provider of esoteric testing, including gene-based testing. The Company is also the leading provider of testing for drugs-of-abuse. Through the Company’s national network of laboratories and patient service centers, and its esoteric testing laboratory and development facilities, Quest Diagnostics offers comprehensive and innovative diagnostic testing, information and services used by physicians and other healthcare professionals to make decisions to improve health. The Company is also a leading provider of anatomic pathology services, testing to support clinical trials of new pharmaceuticals worldwide, and risk assessment services for the life insurance industry.

          During 2005, Quest Diagnostics processed approximately 144 million requisitions through its extensive network of laboratories and patient service centers in virtually every major metropolitan area throughout the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation

          The consolidated financial statements include the accounts of all entities controlled by the Company through its direct or indirect ownership of a majority voting interest. While the Company does not have any relationships with variable interest entities, as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities”, as revised (“FIN 46”), the existence of any such entity would require consolidation if the Company were subject to a majority of the risk of loss from the variable interest entity’s activities, or entitled to receive a majority of the entity’s residual returns or both. Investments in entities which the Company does not control, but in which it has a substantial ownership interest (generally between 20% and 49%) and can exercise significant influence, are accounted for using the equity method of accounting. As of December 31, 2005 and 2004, the Company’s investments in affiliates accounted for under the equity method of accounting totaled $36.5 million and $35.8 million, respectively. The Company’s share of equity earnings from investments in affiliates, accounted for under the equity method, totaled $26.2 million, $21.0 million and $17.4 million, respectively, for 2005, 2004 and 2003. All significant intercompany accounts and transactions are eliminated in consolidation.

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

          Revenue Recognition

          The Company primarily recognizes revenue for services rendered upon completion of the testing process. Billings for services reimbursed by third-party payers, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers. Adjustments to the estimated receipts, based on final settlement with the third-party payers, are recorded upon settlement. In 2005, 2004 and 2003, approximately 18%, 17% and 17%, respectively, of net revenues were generated by Medicare and Medicaid programs. Under capitated arrangements with healthcare insurers, the Company recognizes revenue based

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

on a predetermined monthly reimbursement rate for each member of an insurer’s health plan regardless of the number or cost of services provided by the Company.

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

          Earnings Per Share

          Basic earnings per common share is calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per common share is calculated by dividing net income, adjusted for the after-tax impact of the interest expense associated with the Company’s 1¾% contingent convertible debentures due 2021 (the “Debentures”), by the weighted average common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the dilutive effect of the Debentures, and outstanding stock options and restricted common shares granted under the Company’s Amended and Restated Employee Long-Term Incentive Plan and Amended and Restated Director Long-Term Incentive Plan.

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

          In September 2004, the Emerging Issues Task Force (“EITF”) reached a final consensus on Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, (“Issue 04-8”), effective December 31, 2004. Pursuant to Issue 04-8, the Company included the dilutive effect of its Debentures in its dilutive earnings per common share calculations using the if-converted method, regardless of whether or not the holders of these securities were permitted to exercise their conversion rights. The Debentures were called for redemption by the Company in December 2004, and redeemed as of January 18, 2005. See Note 10 for further discussion of the Debentures.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          The computation of basic and diluted earnings per common share (using the if-converted method) was as follows (in thousands, except per share data):

	2005	2004	2003

Net income available to commons stockholders – basic	$546,277	$499,195	$436,717
Add: Interest expense associated with the Debentures, net of related tax effects	82	3,275	3,303

Net income available to common stockholders – diluted	$546,359	$502,470	$440,020

Weighted average common shares outstanding – basic	201,833	203,920	206,832

Effect of dilutive securities:
Debentures	153	5,714	5,714
Stock options	3,533	4,472	4,687
Restricted common stock	11	39	345

Weighted average common shares outstanding – diluted	205,530	214,145	217,578

Basic earnings per common share	$2.71	$2.45	$2.11

Diluted earnings per common share	$2.66	$2.35	$2.02

          The following securities were not included in the diluted earnings per share calculation due to their antidilutive effect (in thousands):

	2005	2004	2003

Stock options	337	603	4,018

          Stock-Based Compensation

          Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”  (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure - an amendment of FASB Statement No. 123” (“SFAS 148”) encourages, but does not require, companies to record compensation cost for stock-based compensation plans at fair value. In addition, SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

          The Company has chosen to adopt the disclosure only provisions of SFAS 148 and continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Under this approach, the cost of restricted stock awards is expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company’s Employee Stock Purchase Plan (“ESPP”) is disclosed, based on the vesting provisions of the individual grants, but not charged to expense. Stock-based compensation expense recorded in accordance with APB 25, relating to restricted stock awards, was $2.0 million, $1.4 million and $5.3 million in 2005, 2004 and 2003, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

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

	2005	2004	2003

Net income, as reported	$546,277	$499,195	$436,717
Add: Stock-based compensation under APB 25	2,037	1,384	5,297
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(32,623)	(43,710)	(52,351)

Pro forma net income	$515,691	$456,869	$389,663

Earnings per common share:
Basic – as reported	$2.71	$2.45	$2.11

Basic – pro forma	$2.56	$2.23	$1.88

Diluted – as reported	$2.66	$2.35	$2.02

Diluted – pro forma	$2.50	$2.13	$1.82

          The fair value of each option granted prior to January 1, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each stock option award granted subsequent to January 1, 2005 was estimated on the date of grant using a lattice-based option valuation model. Management believes a lattice-based option valuation model provides a more accurate measure of fair value. The expected volatility in connection with the Black-Scholes option-pricing model was based on the historical volatility of the Company’s stock, while the expected volatility under the lattice-based option valuation model was based on the current and the historical implied volatilities from traded options of the Company’s stock. The weighted average assumptions used in valuing options granted in the periods presented are:

	2005	2004	2003

Dividend yield	0.7%	0.7%	0.0%
Risk-free interest rate	4.0%	3.1%	2.8%
Expected volatility	23.0%	47.2%	48.1%
Expected holding period, in years	6	5	5

          The majority of options granted in 2003 were issued prior to the declaration of the Company’s initial quarterly cash dividend in the fourth quarter of 2003 and as such carry a dividend yield of 0%, thereby reducing the weighted average dividend yield for 2003 to 0.0%.

          Foreign Currency

          Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity. Gains and losses from foreign currency transactions are included within “other operating expense (income), net” in the consolidated statements of operations. Transaction gains and losses have not been material.

          Cash and Cash Equivalents

          Cash and cash equivalents include all highly-liquid investments with maturities, at the time acquired by the Company, of three months or less.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Concentration of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments and accounts receivable. The Company’s policy is to place its cash, cash equivalents and short-term investments in highly rated financial instruments and institutions. Concentration of credit risk with respect to accounts receivable is mitigated by the diversity of the Company’s clients and their dispersion across many different geographic regions, and is limited to certain customers who are large buyers of the Company’s services. To reduce risk, the Company routinely assesses the financial strength of these customers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these customers, is limited. While the Company has receivables due from federal and state governmental agencies, the Company does not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent on submitting appropriate documentation.

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

          Goodwill

          Goodwill represents the cost of acquired businesses in excess of the fair value of assets acquired, including separately recognized intangible assets, less the fair value of liabilities assumed in a business combination. The Company uses a nonamortization approach to account for purchased goodwill. Under a nonamortization approach, goodwill is not amortized, but instead is reviewed for impairment.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Intangible Assets

          Intangible assets are recognized as an asset apart from goodwill if the asset arises from contractual or other legal rights, or if it is separable. Intangible assets, principally representing the cost of customer relationships, customer lists and non-competition agreements acquired, are capitalized and amortized on the straight-line method over their expected useful life, which generally ranges from five to twenty years. Intangible assets with indefinite useful lives, consisting principally of acquired tradenames, are not amortized, but instead are reviewed for impairment.

          Recoverability and Impairment of Goodwill

          Under the nonamortization provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and certain intangibles are not amortized into results of operations, but instead are reviewed for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The provisions of SFAS 142 require that a goodwill impairment test be performed annually or in the case of other events that indicate a potential impairment. The annual impairment tests of goodwill were performed at the end of each of the Company’s fiscal years on December 31st and indicated that there was no impairment of goodwill as of December 31, 2005 or 2004.

          The Company evaluates the recoverability and measures the potential impairment of its goodwill under SFAS 142. The annual impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Management’s estimate of fair value considers publicly available information regarding the market capitalization of the Company as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of the Company’s business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value for the reporting unit to the book value of the reporting unit. If the book value is greater than the estimate of fair value, the Company would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. Management believes its estimation methods are reasonable and reflective of common valuation practices.

          On a quarterly basis, management performs a review of the Company’s business to determine if events or changes in circumstances have occurred which could have a material adverse effect on the fair value of the Company and its goodwill. If such events or changes in circumstances were deemed to have occurred, the Company would perform an impairment test of goodwill as of the end of the quarter, consistent with the annual impairment test, and record any noted impairment loss.

          Recoverability and Impairment of Intangible Assets and Other Long-Lived Assets

          The Company evaluates the possible impairment of its long-lived assets, including intangible assets which are amortized pursuant to the provisions of SFAS 142, under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Investments

          The Company accounts for investments in equity securities, which are included in “other assets” in conformity with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”), which requires the use of fair value accounting for trading or available-for-sale securities. Both realized and unrealized gains and losses for trading securities are recorded currently in earnings as a component of non-operating expenses within “other, net” in the consolidated statements of operations. Unrealized gains and losses for available-for-sale securities are recorded as a component of accumulated other comprehensive income within stockholders’ equity. Gains and losses on securities sold are based on the average cost method.

          Investments at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Available-for-sale equity securities	$20,429	$21,949
Trading equity securities	25,738	20,917
Other investments	29,726	13,601

Total	$75,893	$56,467

          Investments in available-for-sale equity securities consist primarily of equity securities in public corporations. Investments in trading equity securities represent participant directed investments of deferred employee compensation and related Company matching contributions held in a trust pursuant to the Company’s supplemental deferred compensation plan (see Note 12). Other investments do not have readily determinable fair values and consist primarily of investments in preferred and common shares of privately held companies.

          As of December 31, 2005 and 2004, the Company had gross unrealized (losses) gains from available-for-sale equity securities of ($11.1) million and $4.2 million, respectively. For the years ended December 31, 2005, 2004 and 2003, gains from trading equity securities totaled $1.6 million, $1.8 million and $1.9 million, respectively, and are included in “other, net” within the consolidated statements of operations. In addition, for the year ended December 31, 2005, “other, net” includes a $7.1 million charge associated with the write-down of an investment.

          Financial Instruments

          The Company’s policy for managing exposure to market risks may include the use of financial instruments, including derivatives. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These policies prohibit holding or issuing derivative financial instruments for trading purposes.

          SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.

          Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturity of these instruments. At December 31, 2005 and 2004, the fair value of the Company’s debt was estimated at $1.6 billion and $1.2 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2005 and 2004, the estimated fair value exceeded the carrying value of the debt by $39 million and $84 million, respectively.

          The Company’s Debentures had a contingent interest component that would have required the Company to pay contingent interest based on certain thresholds, as outlined in the indenture governing such notes. The contingent interest component, which is more fully described in Note 10, was considered to be a derivative instrument subject to

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

SFAS 133, as amended. The Debentures were called for redemption by the Company in December 2004, and redeemed as of January 18, 2005. At December 31, 2004 the derivative was recorded at its fair value in the consolidated balance sheet and was not material.

          Comprehensive (Loss) Income

          Comprehensive (loss) income encompasses all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities, foreign currency translation adjustments and deferred gains related to the settlement of certain treasury lock agreements (see Note 10).

          New Accounting Standards

          In December 2004, the FASB issued SFAS No. 123, revised 2004, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that companies recognize compensation cost relating to share-based payment transactions based on the fair value of the equity or liability instruments issued. SFAS 123R is effective for annual periods beginning after January 1, 2006. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective approach. Under this approach, awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS 123R. Unvested awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123 except that compensation costs will be recognized in the Company’s results of operations. The Company expects the estimated impact of SFAS 123R to (i) reduce diluted earnings per common share by approximately $0.20, (ii) reduce operating income as a percentage of revenues by approximately 1%, and (iii) require the tax benefits associated with the exercise of stock options be included in cash flows from financing activities. In 2005, tax benefits from the exercise of stock options increased cash from operations by $33.8 million.

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

3. BUSINESS ACQUISITIONS

          Acquisition of LabOne, Inc.

          On November 1, 2005, the Company completed its acquisition of LabOne, Inc. (“LabOne”) in a transaction valued at approximately $947 million, including approximately $138 million of assumed debt of LabOne. LabOne provides health screening and risk assessment services to life insurance companies, as well as clinical diagnostic testing services to healthcare providers and drugs-of-abuse testing to employers.

          Under the terms of the merger agreement, the Company paid $43.90 per common share in cash or $768 million in total to acquire all of the outstanding common shares of LabOne. In addition, the Company paid $33 million in cash for outstanding stock options of LabOne. Pursuant to the terms of the merger agreement, upon the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

change in control of LabOne, LabOne’s outstanding stock options became fully vested and exercisable and were cancelled in exchange for the right to receive an amount, for each share subject to the stock option, equal to the excess of $43.90 per share over the exercise price per share of such option. The aggregate purchase price of $809 million includes transaction costs of approximately $8 million.

          In conjunction with the acquisition of LabOne, the Company repaid approximately $127 million of debt, representing substantially all of LabOne’s existing outstanding debt as of November 1, 2005.

          The Company financed the all cash purchase price and related transaction costs associated with the LabOne acquisition, and the repayment of substantially all of LabOne’s outstanding debt with the net proceeds from a $900 million private placement of senior notes (see Note 10) and cash on-hand.

          Through the acquisition of LabOne, the Company acquired all of LabOne’s operations, including its health screening and risk assessment services for life insurance companies, its clinical diagnostic testing services, and its drugs-of-abuse testing for employers. LabOne has 3,100 employees and principal laboratories in Lenexa, Kansas, as well as in Cincinnati, Ohio.

          The acquisition of LabOne was accounted for under the purchase method of accounting. As such, the cost to acquire LabOne was allocated to the respective assets and liabilities acquired based on their estimated fair values as of the closing date. A preliminary allocation of the costs to acquire LabOne has been made to certain assets and liabilities of LabOne based on preliminary estimates. The Company is continuing to assess the estimated fair values of the assets and liabilities acquired and the portion of goodwill allocable to its clinical laboratory testing business and its risk assessment business. The consolidated financial statements include the results of operations of LabOne subsequent to the closing of the acquisition.

          The preliminary allocation of the cost to acquire LabOne is as follows:

Estimated
Fair Values as of
November 1,
2005

Current assets	$132,699
Property, plant and equipment	86,396
Intangible assets	139,500
Goodwill	680,109
Other assets	596

Total assets acquired	1,039,300

Current liabilities	48,402
Long-term liabilities	46,754
Long-term debt	135,079

Total liabilities assumed	230,235

Net assets acquired	$809,065

          Of the $139 million of acquired intangible assets, $130 million was assigned to customer relationships that are being amortized over 20 years and $9 million was assigned to trade names that are not subject to amortization. Of the $680 million allocated to goodwill, approximately $47 million is expected to be deductible for tax purposes.

          Acquisition of Unilab Corporation

          On February 28, 2003, the Company completed the acquisition of Unilab Corporation (“Unilab”), the leading commercial clinical laboratory in California. In connection with the acquisition, the Company paid $297 million in cash and issued 14.1 million shares of Quest Diagnostics common stock to acquire all of the outstanding capital stock of Unilab. In addition, the Company reserved approximately 0.6 million shares of Quest Diagnostics

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

common stock for outstanding stock options of Unilab which were converted upon the completion of the acquisition into options to acquire shares of Quest Diagnostics common stock (the “converted options”).

          The aggregate purchase price of $698 million included the cash portion of the purchase price of $297 million and transaction costs of approximately $20 million, with the remaining portion of the purchase price paid through the issuance of 14.1 million shares of Quest Diagnostics common stock (valued at $372 million or $26.40 per share, based on the average closing stock price of Quest Diagnostics common stock for the five trading days ended March 4, 2003) and the issuance of approximately 0.6 million converted options (valued at approximately $9 million, based on the Black Scholes option-pricing model).

          In conjunction with the acquisition of Unilab, the Company repaid $220 million of debt, representing substantially all of Unilab’s then existing outstanding debt, and related accrued interest. Of the $220 million, $124 million represents payments related to the Company’s cash tender offer, which was completed on March 7, 2003, for all of the outstanding $101 million principal amount and related accrued interest of Unilab’s 12¾% Senior Subordinated Notes due 2009 and $23 million of related tender premium and associated tender offer costs.

          The Company financed the cash portion of the purchase price and related transaction costs, and the repayment of substantially all of Unilab’s outstanding debt and related accrued interest, with the proceeds from a new $450 million amortizing term loan due June 2007 and cash on-hand. During 2003, the Company repaid $145 million of principal outstanding under the term loan due June 2007. During 2004, the Company refinanced the remaining $305 million of principal outstanding under the term loan due June 2007 with $100 million of borrowings under the Company’s senior unsecured revolving credit facility, $130 million of borrowings under the Company’s secured receivables credit facility and $75 million of borrowings under the Company’s term loan due December 2008.

          As part of the Unilab acquisition, Quest Diagnostics acquired all of Unilab’s operations, including its primary testing facilities in Los Angeles, San Jose and Sacramento, California, and approximately 365 patient service centers and 35 rapid response laboratories and approximately 4,100 employees. As the leading commercial clinical laboratory in California, the acquisition of Unilab further solidified the Company’s leading position within the clinical laboratory testing industry, and further enhanced its national network and access to its comprehensive range of services for physicians, hospitals, patients and healthcare insurers.

          In connection with the acquisition of Unilab, as part of a settlement agreement with the United States Federal Trade Commission, the Company entered into an agreement to sell to Laboratory Corporation of America Holdings, Inc., (“LabCorp”), certain assets in northern California for $4.5 million, including the assignment of agreements with four independent physician associations (“IPA”) and leases for 46 patient service centers (five of which also serve as rapid response laboratories) (the “Divestiture”). Approximately $27 million in annual net revenues were generated by capitated fees under the IPA agreements and associated fee-for-service testing for physicians whose patients use these patient service centers, as well as from specimens received directly from the IPA physicians. The Company completed the transfer of assets and assignment of the IPA agreements to LabCorp and recorded a $1.5 million gain in the third quarter of 2003 in connection with the Divestiture, which is included in “other operating expense (income), net” within the consolidated statements of operations.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

          Pro Forma Combined Financial Information

          The following unaudited pro forma combined financial information for the years ended December 31, 2005 and 2004 assumes that the LabOne acquisition was completed on January 1, 2004. The unaudited pro forma combined financial information for the year ended December 31, 2003 assumes that the Unilab acquisition and the Divestiture were completed on January 1, 2003 (in thousands, except per share data):

	2005	2004	2003

Net revenues	$5,936,600	$5,610,919	$4,803,875
Net income	547,643	497,758	444,944

Basic earnings per common share:
Net income	$2.71	$2.44	$2.13
Weighted average common shares outstanding – basic	201,833	203,920	209,104

Diluted earnings per common share:
Net income	$2.66	$2.34	$2.04
Weighted average common shares outstanding – diluted	205,530	214,145	219,872

          The unaudited pro forma combined financial information presented above reflects certain reclassifications to the historical financial statements of LabOne and Unilab to conform the acquired companies’ accounting policies and classification of certain costs and expenses to that of Quest Diagnostics. These adjustments had no impact on pro forma net income. Pro forma results for the year ended December 31, 2005 exclude $14.3 million of transaction related costs, which were incurred and expensed by LabOne in conjunction with its acquisition by Quest Diagnostics. Pro forma results for the year ended December 31, 2003 exclude $14.5 million of transaction related costs, which were incurred and expensed by Unilab in conjunction with its acquisition by Quest Diagnostics.

4. INTEGRATION OF ACQUIRED BUSINESSES

          In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146, which the Company adopted effective January 1, 2003, requires that a liability for a cost associated with an exit activity, including those related to employee termination benefits and contractual obligations, be recognized when the liability is incurred, and not necessarily the date of an entity’s commitment to an exit plan, as under previous accounting guidance. The provisions of SFAS 146 apply to integration costs associated with actions that impact the employees and operations of Quest Diagnostics. Costs associated with actions that impact the employees and operations of an acquired company, such as LabOne or Unilab, are accounted for as a cost of the acquisition and included in goodwill in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination”.

          Integration of LabOne, Inc.

          The plan and related costs associated with the integration of LabOne’s operations into the Company’s laboratory network have not been finalized, as such, management has not yet finalized its estimate of integration costs. Mangement expects a significant portion of these costs will require cash outlays and will primarily relate to severance and other integration-related costs, including the elimination of excess capacity and workforce reductions.

          Integration of Unilab Corporation

          During the fourth quarter of 2003, the Company finalized its plan related to the integration of Unilab into Quest Diagnostics’ laboratory network. As part of the plan, following the sale of certain assets to LabCorp as part of the Divestiture, the Company closed its previously owned clinical laboratory in the San Francisco Bay area and completed the integration of remaining customers in the northern California area into its laboratories in San Jose and Sacramento. As of December 31, 2005, the Company operated two laboratories in the Los Angeles metropolitan

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

area. As part of the integration plan, the Company plans to open a new regional laboratory in the Los Angeles metropolitan area into which it will integrate all of its business in the area. The Company expects to integrate its business into this new facility during the first quarter of 2006.

          During 2003, the Company recorded $9 million of costs associated with executing the Unilab integration plan. The majority of these integration costs related to employee severance and contractual obligations associated with leased facilities and equipment. Employee groups affected as a result of this plan include those involved in the collection and testing of specimens, as well as administrative and other support functions. Of the $9 million in costs, $7.9 million was recorded in the fourth quarter of 2003 and related to actions that impact the employees and operations of Unilab, was accounted for as a cost of the Unilab acquisition and included in goodwill. Of the $7.9 million, $6.8 million related to employee severance benefits for approximately 150 employees, with the remainder primarily related to contractual obligations. In addition, $1.1 million of integration costs, related to actions that impact Quest Diagnostics’ employees and operations and comprised principally of employee severance benefits for approximately 30 employees, were accounted for as a charge to earnings in the third quarter of 2003 and included in “other operating expense (income), net” within the consolidated statements of operations. As of December 31, 2004, accruals related to the Unilab integration plan totaled $3.0 million. The actions associated with the Unilab integration plan, including those related to severed employees, were completed in 2005. The remaining accruals associated with the Unilab integration were not material at December 31, 2005.

5. TAXES ON INCOME

          The Company’s pretax income consisted of $904 million, $826 million and $736 million from U.S. operations and approximately $6.0 million, $9.1 million and $1.4 million from foreign operations for the years ended December 31, 2005, 2004 and 2003, respectively.

          The components of income tax expense (benefit) for 2005, 2004 and 2003 were as follows:

	2005	2004	2003

Current:
Federal	$298,991	$233,635	$214,729
State and local	62,232	50,527	51,771
Foreign	2,293	(682)	728

Deferred:
Federal	(2,320)	41,316	29,271
State and local	2,981	11,135	4,582

Total	$364,177	$335,931	$301,081

          A reconciliation of the federal statutory rate to the Company’s effective tax rate for 2005, 2004 and 2003 was as follows:

	2005	2004	2003

Tax provision at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.6	4.6	5.0
Impact of foreign operations	0.1	0.1	0.2
Non-deductible meals and entertainment expense	0.2	0.2	0.3
Other, net	0.1	0.3	0.3

Effective tax rate	40.0%	40.2%	40.8%

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

          The tax effects of temporary differences that give rise to significant portions of the deferred taxes at December 31, 2005 and 2004 were as follows:

	2005	2004

Current deferred tax asset:
Accounts receivable reserve	$32,598	$28,020
Liabilities not currently deductible	74,844	55,010

Total current deferred tax asset	$107,442	$83,030

Non-current deferred tax asset (liability):
Liabilities not currently deductible	$69,071	$55,534
Net operating loss carryforwards	9,663	14,247
Depreciation and amortization	(100,752)	(40,407)

Total non-current deferred tax (liability) asset	$(22,018)	$29,374

          The non-current deferred tax liability of $22 million at December 31, 2005 is included in other liabilities in the consolidated balance sheet.

          As of December 31, 2005, the Company had estimated net operating loss carryforwards for federal and state income tax purposes of $24 million and $311 million, respectively, which expire at various dates through 2025. As of December 31, 2005 and 2004, deferred tax assets associated with net operating loss carryforwards for federal and state income tax purposes of $22 million and $30 million, respectively, have each been reduced by a valuation allowance of $14 million and $16 million, respectively.

          Income taxes payable at December 31, 2005 and 2004 were $29 million and $28 million, respectively, and consisted primarily of federal income taxes payable of $19 million and $25 million, respectively.

          The Company provides reserves for potential tax exposures that may arise from examinations by federal or state tax authorities. Management believes that while the ultimate resolution of these matters will not be material to the Company’s financial position, resolution of these matters could be material to the Company’s results of operations or cash flows in the period in which the resolution of such matters is determined.

          In conjunction with the Spin-Off Distribution, the Company entered into a tax sharing agreement with its former parent and a former subsidiary, that provide the parties with certain rights of indemnification against each other. In conjunction with its acquisition of SmithKline Beecham Clinical Laboratories, Inc. (“SBCL”), which operated the clinical laboratory testing business of SmithKline Beecham plc (“SmithKline Beecham”), the Company entered into a tax indemnification arrangement with SmithKline Beecham that provides the parties with certain rights of indemnification against each other.

          The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The provisions of the Act did not have a material effect on the Company’s consolidated results of operations or financial condition.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

6. SUPPLEMENTAL CASH FLOW AND OTHER DATA

	2005	2004	2003

Depreciation expense	$171,394	$162,024	$145,701

Interest expense	(61,446)	(60,154)	(60,630)
Interest income	3,975	2,205	841

Interest, net	(57,471)	(57,949)	(59,789)

Interest paid	49,976	51,781	59,394

Income taxes paid	314,534	209,156	211,966

Businesses acquired:
Fair value of assets acquired	$1,039,300	$—	$989,778
Fair value of liabilities assumed	230,235	—	291,422

Non-cash financing activities:
Conversion of contingent convertible debentures	$244,338	$3,197	$—
Fair value of common stock issued to acquire Unilab	—	—	372,464
Fair value of converted options issued in conjunction with the Unilab acquisition	—	—	8,452

7. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Land	$36,255	$34,301
Buildings and improvements	329,441	276,661
Laboratory equipment, furniture and fixtures	823,799	761,926
Leasehold improvements	190,329	167,656
Computer software developed or obtained for internal use	171,724	149,292
Construction-in-progress	98,897	43,291

	1,650,445	1,433,127
Less: accumulated depreciation and amortization	(896,782)	(813,642)

Total	$753,663	$619,485

8. GOODWILL AND INTANGIBLE ASSETS

     Goodwill at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Goodwill	$3,385,280	$2,695,003
Less: accumulated amortization	(188,053)	(188,053)

Goodwill, net	$3,197,227	$2,506,950

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

          The changes in the gross carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

	2005	2004

Balance as of January 1	$2,695,003	$2,706,928
Goodwill acquired during the year	697,766	—
Other	(7,489)	(11,925)

Balance as of December 31	$3,385,280	$2,695,003

          For the year ended December 31, 2005, the Company recorded a $7.5 million charge which is included in other operating expense (income), net in the consolidated statement of operations, to write-off all of the goodwill associated with its test kit manufacturing subsidiary, NID. See Note 15 for further details. For the year ended December 31, 2004, the reduction in goodwill was primarily related to an increase in pre-acquisition tax net operating losses and credit carryforwards associated with businesses acquired.

          Amortizing intangible assets at December 31, 2005 and 2004 consisted of the following:

	Weighted Average Amortization Period	December 31, 2005			December 31, 2004

		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Amortizing intangible assets:
Customer-related intangibles	20 years	$172,522	$(39,297)	$133,225	$42,225	$(37,197)	$5,028
Non-compete agreements	5 years	45,707	(44,221)	1,486	44,942	(42,348)	2,594
Other	6 years	7,044	(3,772)	3,272	6,850	(3,010)	3,840

Total	20 years	$225,273	$(87,290)	$137,983	$94,017	$(82,555)	$11,462

          Amortization expense related to intangible assets was $4,730, $6,703 and $8,201 for the years ended December 31, 2005, 2004 and 2003, respectively.

          The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2005 is as follows:

Fiscal Year Ending
December 31,

2006	$9,374
2007	7,983
2008	7,790
2009	7,375
2010	7,128
Thereafter	98,333

Total	$137,983

          Intangible assets not subject to amortization at December 31, 2005 consisted of $9.4 million of tradenames resulting from the acquisition of LabOne on November 1, 2005 (see Note 3).

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Accrued wages and benefits	$275,709	$265,126
Accrued expenses	266,716	247,134
Trade accounts payable	193,385	128,488
Income taxes payable	28,643	28,239

Total	$764,453	$668,987

10. DEBT

       Short-term borrowings and current portion of long-term debt at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Borrowings under Secured Receivables Credit Facility	$60,000	$129,921
Senior Notes due July 2006	274,844	—
Contingent Convertible Debentures called for redemption in December 2004	—	244,660
Current portion of long-term debt	1,995	220

Total short-term borrowings and current portion of long-term debt	$336,839	$374,801

       Long-term debt at December 31, 2005 and 2004 consisted of the following:

	2005	2004

Industrial Revenue Bonds due September 2009	$7,200	$—
Borrowings under Credit Facility	—	100,000
Term loan due December 2008	75,000	75,000
Senior Notes due July 2006	—	274,531
Senior Notes due November 2010	399,273	—
Senior Notes due July 2011	274,392	274,281
Senior Notes due November 2015	498,427	—
Debentures due June 2034	2,858	—
Other	231	429

Total	1,257,381	724,241
Less: current portion	1,995	220

Total long-term debt	$1,255,386	$724,021

          2004 Debt Refinancings

          On April 20, 2004, the Company entered into a new $500 million senior unsecured revolving credit facility which replaced a $325 million unsecured revolving credit facility. Under the new $500 million senior unsecured revolving credit facility (the “Credit Facility”), which matures in April 2009, interest is based on certain published rates plus an applicable margin that will vary over an approximate range of 90 basis points based on changes in the Company’s public debt rating. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to 180 days. Interest on any outstanding amounts not covered under the LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of December 31, 2005 and 2004, the Company’s borrowing rate for LIBOR-based loans was LIBOR plus 0.50% and 0.625%, respectively. The Credit Facility is guaranteed by the Company’s wholly owned subsidiaries that operate clinical laboratories in the United States (the “Subsidiary Guarantors”). The Credit Facility contains various covenants, including the maintenance of certain financial ratios, which could impact the Company’s ability to, among other things, incur additional indebtedness.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

          In addition, on April 20, 2004, the Company entered into a new $300 million receivables securitization facility which replaced a $250 million receivables securitization facility that matured in April 2004. The new $300 million receivables securitization facility (the “Secured Receivables Credit Facility”) matures in April 2007. Interest on the Secured Receivables Credit Facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. At December 31, 2005 and 2004, the Company’s borrowing rate under the Secured Receivables Credit Facility was 4.7% and 2.7%, respectively. The Secured Receivables Credit Facility is supported by one-year back-up facilities provided by two banks on a committed basis. Borrowings outstanding under the Secured Receivables Credit Facility, if any, are classified as a current liability on the Company’s consolidated balance sheet since the lenders fund the borrowings through the issuance of commercial paper which matures at various dates within one year from the date of issuance and the term of the one-year back-up facilities described above.

          In conjunction with the debt refinancings, the Company recorded a $2.9 million charge to earnings in the second quarter of 2004 representing the write-off of deferred financing costs associated with the debt that was refinanced. The $2.9 million charge was included in interest expense, net within the consolidated statements of operations for the year ended December 31, 2004.

          Industrial Revenue Bonds

          In connection with the acquisition of LabOne, the Company assumed $7.2 million of Industrial Revenue Bonds. Principal is payable annually in equal installments through September 1, 2009. Interest is payable monthly at a rate adjusted weekly based on LIBOR plus approximately 0.08% or 4.5% as of December 31, 2005. The bonds are secured by the Lenexa, Kansas laboratory facility and an irrevocable bank letter of credit.

          Senior Notes

          In conjunction with its 2001 debt refinancing, the Company completed a $550 million senior notes offering in June 2001 (the “2001 Senior Notes”). The 2001 Senior Notes were issued in two tranches: (a) $275 million aggregate principal amount of 6¾% senior notes due 2006 (“Senior Notes due 2006”), issued at a discount of approximately $1.6 million and (b) $275 million aggregate principal amount of 7½% senior notes due 2011 (“Senior Notes due 2011”), issued at a discount of approximately $1.1 million. After considering the discounts, the effective interest rates on the Senior Notes due 2006 and the Senior Notes due 2011 are 6.9% and 7.6%, respectively. The 2001 Senior Notes require semiannual interest payments which commenced January 12, 2002. The 2001 Senior Notes are unsecured obligations of the Company and rank equally with the Company’s other unsecured senior obligations. The 2001 Senior Notes are guaranteed by the Subsidiary Guarantors and do not have a sinking fund requirement.

          On October 31, 2005, the Company completed its $900 million private placement of senior notes (the “2005 Senior Notes”). The 2005 Senior Notes were priced in two tranches: (a) $400 million aggregate principal amount of 5.125% senior notes due November 1, 2010 (“Senior Notes due 2010”); and (b) $500 million aggregate principal amount of 5.45% senior notes due November 1, 2015 (“Senior Notes due 2015”). The Company used the net proceeds from the 2005 Senior Notes, together with cash on hand, to pay the cash purchase price and transaction costs of the LabOne acquisition and to repay $127 million of LabOne’s debt. The Senior Notes due 2010 were issued at a discount of $0.8 million, and the Senior Notes due 2015 were issued at a discount of $1.6 million. After considering the discounts, the effective interest rates on the Senior Notes due 2010 and 2015 are approximately 5.3% and 5.6%, respectively. The 2005 Senior Notes require semiannual interest payments, which will commence on May 1, 2006. The 2005 Senior Notes are unsecured obligations of the Company and rank equally with the Company’s other unsecured senior obligations. The 2005 Senior Notes are guaranteed by the Subsidiary Guarantors. Under a registration rights agreement executed in connection with the offering and sale of the 2005 Senior Notes and related guarantees, the Company filed a registration statement which was declared effective on February 16, 2006, to enable the holders of the 2005 Senior Notes to exchange the notes and guarantees for publicly registered notes and guarantees.

          Treasury Lock Agreements

          In October 2005, the Company entered into interest rate lock agreements with two financial institutions for a total notional amount of $300 million to lock the U.S. treasury rate component of a portion of the Company’s offering of its debt securities in the fourth quarter of 2005 (the “Treasury Lock Agreements”). The Treasury Lock Agreements,

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

which had an original maturity date of November 9, 2005, were entered into to hedge part of the Company’s interest rate exposure associated with the minimum amount of debt securities that were issued in the fourth quarter of 2005. In connection with the Company’s private placement of its Senior Notes due 2015 on October 25, 2005, the Treasury Lock Agreements were settled and the Company received $2.5 million, representing the gain on the settlement of the Treasury Lock Agreements. These gains are deferred in stockholders’ equity (as a component of comprehensive income) and amortized as an adjustment to interest expense over the term of the Senior Notes due 2015.

          Term Loan due December 2008

          On December 19, 2003, the Company entered into a $75 million amortizing term loan facility (the “term loan due December 2008”), which was funded on January 12, 2004. Interest under the term loan due December 2008 is based on LIBOR plus an applicable margin that can fluctuate over a range of up to 119 basis points, based on changes in the Company’s public debt rating. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to 180 days. Interest on any outstanding amounts not covered under the LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of December 31, 2005 and 2004, the Company’s borrowing rate for LIBOR-based loans was LIBOR plus 0.50% and 0.55%, respectively. The term loan due December 2008 requires principal repayments of the initial amount borrowed equal to 20% on each of the third and fourth anniversary dates of the funding and the remainder of the outstanding balance on December 31, 2008. The term loan due December 2008 is guaranteed by the Subsidiary Guarantors and contains various covenants similar to those under the Credit Facility.

          Debentures due June 2034

          In connection with the acquisition of LabOne, the Company assumed $103.5 million of 3.50% convertible senior debentures of LabOne due June 15, 2034 (the “Debentures due June 2034”). As a result of the change in control of LabOne, the holders of the debentures had the right from November 1, 2005 to December 1, 2005 to: (i) have their debentures repurchased by LabOne for 100% of the principal amount of the debentures, plus accrued and unpaid interest thereon through November 30, 2005; or (ii) have their debentures converted into the amount the respective holder would have received if the holder had converted the debentures prior to November 1, 2005, plus an additional premium. As a result of the change in control of LabOne, and as provided in the indenture to the debentures, the conversion rate increased so that each $1,000 principal amount of the debentures was convertible into cash in the amount of $1,280.88 if converted by December 1, 2005. As a result of the change in control of LabOne, of the total outstanding principal balance of the Debentures due June 2034 of $103.5 million, $99 million of principal was converted for $126.8 million in cash, reflecting a premium of $27.8 million. The remaining outstanding principal of the Debentures due June 2034 totaling $4.5 million was adjusted to its estimated fair value of $2.9 million, reflecting a discount of $1.6 million based on the net present value of the estimated remaining obligations, at current interest rates. The Debentures due June 2034 are no longer convertible into shares of common stock of LabOne or the Company. The Debentures due June 2034 require semi-annual interest payments in June and December.

          Contingent Convertible Debentures

          On November 26, 2001, the Company completed its $250 million offering of its Debentures. The net proceeds of the offering, together with cash on hand, were used to repay all of the $256 million principal that was then outstanding under the Company’s secured receivables credit facility. The Debentures, which paid a fixed rate of interest semi-annually commencing on May 31, 2002, had a contingent interest component, which was considered to be a derivative instrument subject to SFAS 133, as amended, that would have required the Company to pay contingent interest based on certain thresholds, as outlined in the indenture governing the Debentures. For income tax purposes, the Debentures were considered to be a contingent payment security. As such, interest expense for tax purposes was based on an assumed interest rate related to a comparable fixed interest rate debt security issued by the Company without a conversion feature. The assumed interest rate for tax purposes was 7% for 2004.

          The Debentures were guaranteed by the Subsidiary Guarantors and did not have a sinking fund requirement.

          Each one thousand dollar principal amount of Debentures was convertible initially into 22.858 shares of the Company’s common stock, which represented an initial conversion price of $43.75 per share. Holders were able to surrender the Debentures for conversion into shares of the Company’s common stock under any of the following

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

circumstances: (1) if the sales price of the Company’s common stock was above 120% of the conversion price (or $52.50 per share) for specified periods; (2) if the Company called the Debentures; or (3) if specified corporate transactions occurred.

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

          Letter of Credit Lines

          The Company has two lines of credit with two financial institutions totaling $85 million for the issuance of letters of credit (the “letter of credit lines”). The letter of credit lines mature in December 2006 and are guaranteed by the Subsidiary Guarantors. As of December 31, 2005, there are $69 million of outstanding letters of credit under the letter of credit lines.

          As of December 31, 2005 long-term debt, including capital leases, maturing in each of the years subsequent to December 31, 2006, is as follows:

Year ending December 31,

2007	$16,829
2008	61,806
2009	1,800
2010	399,273
2011	274,392
Thereafter	501,286

Total long-term debt	$1,255,386

11. PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY

          Series Preferred Stock

          Quest Diagnostics is authorized to issue up to 10 million shares of Series Preferred Stock, par value $1.00 per share. The Company’s Board of Directors has the authority to issue such shares without stockholder approval and to determine the designations, preferences, rights and restrictions of such shares. Of the authorized shares, 1,300,000 shares have been designated Series A Preferred Stock and 1,000 shares have been designated Voting Cumulative Preferred Stock. No shares are currently outstanding.

          Preferred Share Purchase Rights

          Each share of Quest Diagnostics common stock trades with a preferred share purchase right, which entitles stockholders to purchase one-hundredth of a share of Series A Preferred Stock upon the occurrence of certain events. In conjunction with the SBCL acquisition, the Board of Directors of the Company approved an amendment to the preferred share purchase rights. The amended rights entitle stockholders to purchase shares of Series A Preferred Stock at a predefined price in the event a person or group (other than SmithKline Beecham) acquires 20% or more of the Company’s outstanding common stock. The preferred share purchase rights expire December 31, 2006.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

          Accumulated Other Comprehensive (Loss) Income

          The components of accumulated other comprehensive (loss) income for 2005, 2004 and 2003 were as follows:

	Foreign Currency Translation Adjustment	Market Value Adjustment	Deferred Gain	Accumulated Other Comprehensive (Loss) Income

Balance, December 31, 2002	$(2,480)	$(3,044)	$—	$(5,524)
Translation adjustment	2,169	—	—	2,169
Market value adjustment, net of tax expense of $6,201	—	9,302	—	9,302

Balance, December 31, 2003	(311)	6,258	—	5,947
Translation adjustment	1,650	—	—	1,650
Market value adjustment, net of tax benefit of $2,515	—	(3,731)	—	(3,731)

Balance, December 31, 2004	1,339	2,527	—	3,866
Translation adjustment	(3,287)	—	—	(3,287)
Market value adjustment, net of tax benefit of $6,057	—	(9,238)	—	(9,238)
Deferred gain, less reclassifications	—	—	2,454	2,454

Balance, December 31, 2005	$(1,948)	$(6,711)	$2,454	$(6,205)

          The market value adjustments for 2005, 2004 and 2003 represented unrealized holding gains (losses), net of taxes. The deferred gain for 2005 represented the $2.5 million the Company received upon the settlement of its Treasury Lock Agreements, net of amounts reclassified as a reduction to interest expense (see Note 10).

          Dividend Policy

          On October 21, 2003, the Company’s Board of Directors declared its first payment of a quarterly cash dividend of $0.075 per common share. During each of the quarters of 2005 and 2004, the Company’s Board of Directors has declared a quarterly cash dividend of $0.09 and $0.075 per common share, respectively. On January 26, 2006, the Company’s Board of Directors increased the quarterly cash dividend per common share to $0.10.

          Share Repurchase Plan

          In 2003, the Company’s Board of Directors authorized a share repurchase program, which permitted the Company to purchase up to $600 million of its common stock. In July 2004 and January 2005, the Company’s Board of Directors authorized the Company to purchase up to an additional $300 million and $350 million, respectively, of its common stock. Under a separate authorization from the Board of Directors, in December 2004 the Company repurchased 5.4 million shares of its common stock for approximately $254 million from GlaxoSmithKline plc. For the year ended December 31, 2005, the Company repurchased approximately 7.8 million shares of its common stock at an average price of $49.98 per share for $390 million. For the year ended December 31, 2005, the Company reissued approximately 5.6 million shares and 4.3 million shares, respectively, in connection with the conversion of it’s Debentures and for employee benefit plans. At December 31, 2005, $122 million of the share repurchase authorization remained available. In January 2006, the Company’s Board of Directors expanded the share repurchase authorization by an additional $600 million, bringing the total amount authorized and available for repurchases to $722 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

12. STOCK OWNERSHIP AND COMPENSATION PLANS

          Employee and Non-employee Directors Stock Ownership Programs

          In 2005, the Company established the Amended and Restated Employee Long-Term Incentive Plan (the “ELTIP”) to replace the Company’s prior Employee Equity Participation Programs established in 1999 (the “1999 EEPP”) and 1996 (the “1996 EEPP”). The ELTIP provides for three types of awards: (a) stock options, (b) stock appreciation rights and (c) incentive stock awards. The ELTIP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Quest Diagnostics common stock at no less than the fair market value on the date of grant. The stock options are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, as determined by the Board of Directors. The stock options expire on the date designated by the Board of Directors but in no event more than seven years from date of grant. Grants of stock appreciation rights allow eligible employees to receive a payment based on the appreciation of Quest Diagnostics common stock in cash, shares of Quest Diagnostics common stock or a combination thereof. The stock appreciation rights are granted at an exercise price at no less than the fair market value of Quest Diagnostics common stock on the date of grant. Stock appreciation rights expire on the date designated by the Board of Directors but in no event more than seven years from date of grant. No stock appreciation rights have been granted under the ELTIP or the 1999 EEPP. Under the incentive stock provisions of the plan, the ELTIP allows eligible employees to receive awards of shares, or the right to receive shares, of Quest Diagnostics common stock, the equivalent value in cash or a combination thereof. These shares are generally earned on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, which ranges primarily from three to four years. The fair market value of the shares awarded is recorded as unearned compensation. The amount of unearned compensation is subject to adjustment based upon changes in earnings estimates, if any, during the initial year of grant and is amortized to compensation expense over the prescribed vesting period. Key executive, managerial and technical employees are eligible to participate in the ELTIP. The provisions of the 1999 EEPP and the 1996 EEPP were similar to those outlined above for the ELTIP. Certain options granted under the 1999 EEPP and the 1996 EEPP remain outstanding.

          The ELTIP increased the maximum number of shares of Quest Diagnostics common stock that may be optioned or granted to 48 million shares, after giving effect for the Company’s two-for-one stock split effected on June 20, 2005 (see Note 2). In addition, any remaining shares under the 1996 EEPP are available for issuance under the ELTIP.

          In 2005, the Company established the Amended and Restated Director Long-Term Incentive Plan (the “DLTIP”), to replace the Company’s prior plan established in 1998. The DLTIP provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Quest Diagnostics common stock at no less than the fair market value on the date of grant and incentive stock awards. The incentive stock awards are generally earned on achievement of certain performance goals. The maximum number of shares that may be issued under the DLTIP is 2 million shares, after giving effect for the Company’s two-for-one stock split effected on June 20, 2005 (see Note 2). The stock options expire seven years from date of grant and generally vest over three years. During 2005, 2004 and 2003, grants under the DLTIP totaled 110, 180 and 188 thousand shares, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

          Transactions under the stock option plans were as follows (options in thousands, except per share amounts):

	2005	2004	2003

Options outstanding, beginning of year	16,752	20,480	17,844
Options granted	2,777	4,428	6,352
Options exercised	(3,990)	(7,042)	(3,232)
Options terminated	(491)	(1,114)	(484)

Options outstanding, end of year	15,048	16,752	20,480

Exercisable	8,660	8,516	11,412

Weighted average exercise price:
Options granted	$49.66	$40.85	$26.67
Options exercised	25.87	16.06	10.15
Options terminated	24.48	29.65	29.16
Options outstanding, end of year	34.33	29.49	22.43
Exercisable, end of year	28.81	23.95	17.01

Weighted average fair value of options at grant date	$14.15	$17.23	$11.61

          The following relates to options outstanding at December 31, 2005:

Options Outstanding						Options Exercisable

Range of Exercise Price			Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price

$3.97	-	$5.10	86	2.5	$4.36	86	$4.36
$6.46	-	$9.58	842	3.7	6.84	842	6.84
$15.03	-	$22.38	245	4.4	15.26	245	15.26
$23.27	-	$34.79	5,457	6.6	26.35	4,320	26.42
$35.01	-	$52.50	7,895	7.2	42.45	3,160	39.59
$52.62	-	$53.27	523	6.4	53.25	7	52.84

          The following summarizes the activity relative to incentive stock awards granted in 2005, 2004 and 2003 (shares in thousands):

	2005	2004	2003

Incentive shares, beginning of year	—	576	1,470
Incentive shares granted	113	—	204
Incentive shares vested	(1)	(538)	(1,066)
Incentive shares forfeited and canceled	(5)	(38)	(32)

Incentive shares, end of year	107	—	576

Weighted average fair value of incentive shares at grant date	$49.71	$—	$24.94

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

          Employee Stock Purchase Plan

          Under the Company’s Employee Stock Purchase Plan (“ESPP”), substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics common stock. The purchase price of the stock is 85% of the lower of its beginning-of-quarter or end-of-quarter market price. In 2005, the Company’s ESPP was amended such that effective July 1, 2005, the purchase price of the stock will be 85% of the market price of the Company’s common stock on the last business day of each calendar month. Under the ESPP, the maximum number of shares of Quest Diagnostics common stock which may be purchased by eligible employees is 8 million. The ESPP will terminate effective December 31, 2006. The Company plans to submit for approval by the shareholders at its 2006 Annual Meeting of Shareholders an extension of the plan. Approximately 409, 460 and 544 thousand shares of common stock were purchased by eligible employees in 2005, 2004 and 2003, respectively.

          Defined Contribution Plan

          The Company maintains a qualified defined contribution plan covering substantially all of its employees, and matches employee contributions up to a maximum of 6%. The Company’s expense for contributions to its defined contribution plan aggregated $64 million, $62 million and $54 million for 2005, 2004 and 2003, respectively.

          Supplemental Deferred Compensation Plan

          The Company’s supplemental deferred compensation plan is an unfunded, non-qualified plan that provides for certain management and highly compensated employees to defer up to 50% of their eligible compensation in excess of their defined contribution plan limits. In addition, certain members of senior management have an additional opportunity to defer up to 95% of their variable incentive compensation. The compensation deferred under this plan, together with Company matching amounts, are credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each plan participant is fully vested in all deferred compensation, Company match and earnings credited to their account. Although the Company is currently contributing all participant deferrals and matching amounts to a trust, the funds in the trust, totaling $25.7 million and $20.9 million at December 31, 2005 and 2004, respectively, are general assets of the Company and are subject to any claims of the Company’s creditors. The Company’s expense for matching contributions to this plan were $0.8 million, $0.7 million and $0.4 million for 2005, 2004 and 2003, respectively.

13. RELATED PARTY TRANSACTIONS

          At December 31, 2005, GlaxoSmithKline plc (“GSK”), the result of the merger of Glaxo Wellcome and SmithKline Beecham in December 2000, beneficially owned approximately 18% of the outstanding shares of Quest Diagnostics common stock. During 2004, the Company repurchased approximately 7.8 million shares of its common stock for approximately $355 million from GSK.

          GSK has a long-term contractual relationship with Quest Diagnostics under which Quest Diagnostics is the primary provider of testing to support GSK’s clinical trials testing requirements worldwide (the “Clinical Trials Agreements”). Net revenues, primarily derived under the Clinical Trials Agreements were $68,806, $73,894 and $50,060 for 2005, 2004 and 2003 respectively.

          In addition, under the SBCL acquisition agreements, SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after tax basis, against certain matters primarily related to taxes and billing and professional liability claims.

          At both December 31, 2005 and 2004, accounts payable and accrued expenses included $28 million due to SmithKline Beecham, primarily related to tax benefits associated with indemnifiable matters.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

14. COMMITMENTS AND CONTINGENCIES

          Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect at December 31, 2005 are as follows:

Year ending December 31,

2006	$134,406
2007	105,705
2008	82,352
2009	67,499
2010	50,222
2011 and thereafter	146,842

Minimum lease payments	587,026
Noncancelable sub-lease income	(94)

Net minimum lease payments	$586,932

          Operating lease rental expense for 2005, 2004 and 2003 aggregated $140 million, $133 million and $121 million, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays, is recorded on a straight-line basis over the term of the lease.

          The Company is subject to contingent obligations under certain leases and other instruments incurred in connection with real estate activities and other operations associated with LabOne and certain of its predecessor companies. The contingent obligations arise out of certain land leases with two Hawaiian trusts relating to land in Waikiki upon which a hotel is built and a land lease for a parking garage in Reno, Nevada. While its title and interest to the subject leases have been transferred to third parties, the land owners have not released the original obligors, including predecessors of LabOne, from their obligations under the leases. In early February 2006, the subtenant of the hotel in Waikiki filed for Chapter 11 bankruptcy protection in Honolulu. The subtenant has publicly indicated that the filing will have no impact on the operations of the hotel and therefore, the Company believes the subtenant will continue to pay the rent and real estate taxes on the subject leased property. Should the current subtenants of the leased properties fail to pay their rent and real estate taxes for the subject leased property, the default could trigger liability for LabOne as well as other sublessors. The rent payments under the Hawaiian land leases are subject to market value adjustments every ten years beginning in 2007. Given that the Hawaiian land leases are subject to market value adjustments, the total contingent obligations under such leases cannot be precisely estimated, but are likely to total several hundred million dollars. The contingent obligation of the Nevada lease is estimated to be approximately $6 million. The Company believes that the leasehold improvements on the leased properties are significantly more valuable than the related lease obligations. Based on the circumstances above, no liability has been recorded for any potential contingent obligations related to the land leases. The Company has certain noncancelable commitments to purchase products or services from various suppliers, mainly for telecommunications and standing orders to purchase reagents and other laboratory supplies. At December 31, 2005, the approximate total future purchase commitments are $55 million, of which $28 million are expected to be incurred in 2006.

          In support of its risk management program, the Company has standby letters of credit issued under its letter of credit lines to ensure its performance or payment to third parties, which amounted to $69 million at December 31, 2005. The letters of credit, which are renewed annually, primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

          The Company has entered into several settlement agreements with various government and private payers during recent years relating to industry-wide billing and marketing practices that had been substantially discontinued by the mid-1990s. The federal or state governments may bring additional claims based on new theories as to the Company’s practices which management believes to be in compliance with law. In addition, certain federal and state statues, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers alleging inappropriate billing practices. The Company is aware of certain pending lawsuits related to billing practices filed under the qui tam provisions of the False Claims Act and other federal and state statutes. These lawsuits include class action and individual claims by patients arising out of the Company’s billing practices. In addition, the Company is involved in various legal

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

proceedings arising in the ordinary course of business. Some of the proceedings against the Company involve claims that are substantial in amount.

          During the fourth quarter of 2004, the Company and its test kit manufacturing subsidiary, NID, each received a subpoena from the United States Attorney’s Office for the Eastern District of New York. The Company and NID have been cooperating with the United States Attorney’s Office. In connection with such cooperation, the Company has been providing information and producing various business records of NID and the Company, including documents related to testing and test kits manufactured by NID. This investigation by the United States Attorney’s Office could lead to civil and criminal damages, fines and penalties and additional liabilities from third party claims. In the second and third quarters of 2005, the U.S. Food and Drug Administration (“FDA”) conducted an inspection of NID and issued a Form 483 listing the observations made by the FDA during the course of the inspection. NID is cooperating with the FDA and has filed its responses to the Form 483. Noncompliance with the FDA regulatory requirements or failure to take adequate and timely corrective action could lead to regulatory or enforcement action against NID and/or the Company, including, but not limited to, a warning letter, injunction, suspension of production and/or distribution, seizure or recall of products, fines or penalties, denial of pre-market clearance for new or changed products, recommendation against award of government contracts and criminal prosecution.

          During the second quarter of 2005, the Company received a subpoena from the United States Attorney’s Office for the District of New Jersey. The subpoena seeks the production of business and financial records regarding capitation and risk sharing arrangements with government and private payers for the years 1993 through 1999. Also, during the third quarter of 2005, the Company received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General. The subpoena seeks the production of various business records including records regarding our relationship with health maintenance organizations, independent physician associations, group purchasing organizations, and preferred provider organizations from 1995 to the present. The Company is cooperating with the United States Attorney’s Office and the Office of the Inspector General.

          Management has established reserves in accordance with generally accepted accounting principles for the matters discussed above. Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid. However, the Company understands that there may be pending qui tam claims brought by former employees or other “whistle blowers”, or other pending claims as to which the Company has not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

          As a general matter, providers of clinical laboratory testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company’s client base and reputation. The Company maintains various liability insurance coverage for claims that could result from providing or failing to provide clinical laboratory testing services, including inaccurate testing results and other exposures. The Company’s insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. The basis for claims reserves considers actuarially determined losses based upon the Company’s historical and projected loss experience. Management believes that present insurance coverage and reserves are sufficient to cover currently estimated exposures. Although management cannot predict the outcome of any claims made against the Company, management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such claims is determined or paid.

15. BUSINESS SEGMENT INFORMATION

The Company’s clinical laboratory testing business currently represents its one reportable business segment. The clinical laboratory testing business accounts for approximately 95% of consolidated net revenues in each of the three years ended December 31, 2005. Clinical laboratory testing is an essential element in the delivery of healthcare services. Physicians use laboratory tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical laboratory testing is generally categorized as clinical testing and anatomic pathology testing. Clinical testing is performed on body fluids, such as blood and urine. Anatomic pathology testing is performed on tissues, including biopsies, and other samples, such as human cells. Customers of the clinical laboratory testing business include patients, physicians, hospitals, employers, governmental institutions and other commercial clinical laboratories.

All other operating segments include the Company’s non-clinical laboratory testing businesses and consist of its risk assessment services business, its clinical trials testing business, its test kit manufacturing subsidiary, NID, and its healthcare information technology business, MedPlus. The Company’s risk assessment business, acquired as part of the LabOne acquisition in 2005 (see Note 3), provides underwriting support services to the life insurance industry including teleunderwriting, specimen collection and paramedical examinations, laboratory testing, medical record retrieval, motor vehicle reports, telephone inspections and credit checks. The Company’s clinical trials testing business provides clinical laboratory testing performed in connection with clinical research trials on new drugs. NID manufactures and markets diagnostic test kits and systems. MedPlus is a developer and integrator of clinical connectivity and data management solutions for healthcare organizations, physicians and clinicians.

Substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States. No one customer accounted for ten percent or more of net revenues in 2005, 2004, or 2003.

The following table is a summary of segment information for the years ended December 31, 2005, 2004 and 2003. Segment asset information is not presented since it is not reported to or used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, including amortization of intangible assets, are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2.

	2005		2004		2003
Net revenues:
Clinical laboratory testing business	$5,247,465		$4,910,753		$4,555,688
All other operating segments	256,246		215,848		182,270

Total net revenues	$5,503,711		$5,126,601		$4,737,958

Operating earnings (loss):
Clinical laboratory testing business	$1,083,395	(a)	$971,395		$863,498	(b)
All other operating segments	(30,750)	(c)	19,331		18,227
General corporate expenses	(84,534)		(99,509)	(d)	(85,271)

Total operating income	968,111		891,217		796,454
Non-operating expenses, net	(57,657)		(56,091)		(58,656)

Income before income taxes	910,454		835,126		737,798
Income tax expense	364,177		335,931		301,081

Net income	$546,277		$499,195		$436,717

	2005		2004		2003
Depreciation and amortization:
Clinical laboratory testing business	$156,920		$148,803		$134,101
All other operating segments	13,289		11,987		10,263
General corporate	5,915		7,936		9,539

Total depreciation and amortization	$176,124		$168,726		$153,903

Capital expenditures:
Clinical laboratory testing business	$204,471		$167,203		$161,421
All other operating segments	15,889		6,543		9,706
General corporate	3,910		2,379		3,514

Total capital expenditures	$224,270		$176,125		$174,641

(a)

During 2005, the Company recorded a $6.2 million charge primarily related to forgiving amounts owed by patients and physicians, and related property damage as a result of the hurricanes in the Gulf Coast.

(b)	During 2003, operating income includes $3.3 million of gains on the sale of certain operating assets, partially offset by a $1.1 million charge associated with the integration of Unilab (See Note 4).
(c)

During the fourth quarter of 2005, NID instituted its second product hold due to quality issues. The hold remains in effect for substantially all of NID’s products while NID works to address the issues and return product to market. The latest product hold has caused the Company to reevaluate the financial outlook for NID. As a result of this analysis, the Company recorded a charge of $16 million in the fourth quarter to write off certain of NID’s assets. The charge includes the write-off of all of the goodwill associated with NID of $7.5 million and other write-offs totaling $8.5 million, principally related to products and equipment inventory. In addition, during the second quarter of 2005, in connection with its first product hold, NID recorded a charge of approximately $3 million, principally related to products and equipment inventory. These charges, coupled with the operating losses at NID stemming from the product holds, together with the costs to rectify NID’s quality issues and comply with an ongoing government investigation and regulatory review of NID, have reduced operating income compared to the prior year by approximately $50 million.

(d)	During 2004, the Company recorded a $10.3 million charge associated with the acceleration of certain pension obligations in connection with the succession of the Company’s prior CEO.

16. SUMMARIZED FINANCIAL INFORMATION

          As described in Note 10, the 2005 Senior Notes, the 2001 Senior Notes and the Debentures are fully and unconditionally guaranteed by the Subsidiary Guarantors. With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign and less than wholly owned subsidiaries. In January 2005, the Company completed its redemption of all of its outstanding Debentures (see Note 10 for further details).

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

          In conjunction with the Company’s Secured Receivables Credit Facility described in Note 10, the Company maintains a wholly owned non-guarantor subsidiary, Quest Diagnostics Receivables Incorporated (“QDRI”). Through March 31, 2004, the Company and the Subsidiary Guarantors, with the exception of American Medical Laboratories, Incorporated (“AML”) and Unilab, transferred all private domestic receivables (principally excluding receivables due from Medicare, Medicaid and other federal programs, and receivables due from customers of its joint ventures) to QDRI. Effective with the second quarter of 2004, the Company and Subsidiary Guarantors, including AML and Unilab, transfer all private domestic receivables to QDRI. However, LabOne, which was acquired by Quest Diagnostics on November 1, 2005 (see Note 3), does not transfer its private domestic receivables to QDRI. QDRI utilizes the transferred receivables to collateralize the Company’s Secured Receivables Credit Facility. The Company and the Subsidiary Guarantors provide collection services to QDRI. QDRI uses cash collections principally to purchase new receivables from the Company and the Subsidiary Guarantors.

          The following condensed consolidating financial data illustrates the composition of the combined guarantors. Investments in subsidiaries are accounted for by the parent using the equity method for purposes of the supplemental consolidating presentation. Earnings (losses) of subsidiaries are therefore reflected in the parent’s investment accounts and earnings. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. On February 28, 2003, Quest Diagnostics acquired Unilab (see Note 3), which has been included in the accompanying condensed consolidating financial data, subsequent to the closing of the acquisition, as a Subsidiary Guarantor. LabOne has been included in the accompanying condensed consolidating financial data, subsequent to the closing of the acquisition, as a Subsidiary Guarantor.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Balance Sheet
December 31, 2005

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$76,941	$4,759	$10,430	$—	$92,130
Accounts receivable, net	31,611	152,314	548,982	—	732,907
Other current assets	43,932	116,099	84,429	—	244,460

Total current assets	152,484	273,172	643,841	—	1,069,497
Property, plant and equipment, net	200,438	523,907	29,318	—	753,663
Goodwill and intangible assets, net	156,314	3,142,702	45,594	—	3,344,610
Intercompany receivable (payable)	418,892	(14,091)	(404,801)	—	—
Investment in subsidiaries	3,199,319	—	—	(3,199,319)	—
Other assets	94,050	7,754	37,784	(1,243)	138,345

Total assets	$4,221,497	$3,933,444	$351,736	$(3,200,562)	$5,306,115

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$433,310	$293,705	$37,438	$—	$764,453
Short-term borrowings and current portion of long-term debt	35,306	240,553	60,980	—	336,839

Total current liabilities	468,616	534,258	98,418	—	1,101,292
Long-term debt	932,950	321,458	978	—	1,255,386
Other liabilities	56,947	107,121	23,628	(1,243)	186,453
Stockholders’ equity	2,762,984	2,970,607	228,712	(3,199,319)	2,762,984

Total liabilities and stockholders’ equity	$4,221,497	$3,933,444	$351,736	$(3,200,562)	$5,306,115

Condensed Consolidating Balance Sheet
December 31, 2004

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets:
Current assets:
Cash and cash equivalents	$56,424	$6,058	$10,820	$—	$73,302
Accounts receivable, net	22,365	75,359	551,557	—	649,281
Other current assets	12,032	109,100	87,365	—	208,497

Total current assets	90,821	190,517	649,742	—	931,080
Property, plant and equipment, net	213,416	379,952	26,117	—	619,485
Goodwill and intangible assets, net	158,021	2,315,015	45,376	—	2,518,412
Intercompany receivable (payable)	493,578	(124,047)	(369,531)	—	—
Investment in subsidiaries	2,109,612	—	—	(2,109,612)	—
Other assets	49,031	49,100	36,680	—	134,811

Total assets	$3,114,479	$2,810,537	$388,384	$(2,109,612)	$4,203,788

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$368,363	$268,420	$32,204	$—	$668,987
Short-term borrowings and current portion of long-term debt	244,713	167	129,921	—	374,801

Total current liabilities	613,076	268,587	162,125	—	1,043,788
Long-term debt	170,293	551,771	1,957	—	724,021
Other liabilities	42,459	80,155	24,714	—	147,328
Stockholders’ equity	2,288,651	1,910,024	199,588	(2,109,612)	2,288,651

Total liabilities and stockholders’ equity	$3,114,479	$2,810,537	$388,384	$(2,109,612)	$4,203,788

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2005

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$874,113	$4,356,819	$553,965	$(281,186)	$5,503,711

Operating costs and expenses:
Cost of services	491,029	2,572,377	193,929	—	3,257,335
Selling, general and administrative	102,040	916,153	260,216	(20,634)	1,257,775
Amortization of intangible assets	1,628	3,084	18	—	4,730
Royalty (income) expense	(352,743)	352,743	—	—	—
Other operating expense, net	8,288	7,447	25	—	15,760

Total operating costs and expenses	250,242	3,851,804	454,188	(20,634)	4,535,600

Operating income	623,871	505,015	99,777	(260,552)	968,111
Non-operating expenses, net	(97,718)	(219,654)	(837)	260,552	(57,657)

Income before taxes	526,153	285,361	98,940	—	910,454
Income tax expense	206,703	117,140	40,344	—	364,177

Income before equity earnings	319,450	168,221	58,606	—	546,277
Equity earnings from subsidiaries	226,827	—	—	(226,827)	—

Net income	$546,277	$168,221	$58,606	$(226,827)	$546,277

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2004

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$822,020	$4,041,608	$513,500	$(250,527)	$5,126,601

Operating costs and expenses:
Cost of services	460,768	2,351,348	178,596	—	2,990,712
Selling, general and administrative	108,401	886,332	252,113	(19,100)	1,227,746
Amortization of intangible assets	1,399	5,269	35	—	6,703
Royalty (income) expense	(330,751)	330,751	—	—	—
Other operating expense, net	9,883	79	261	—	10,223

Total operating costs and expenses	249,700	3,573,779	431,005	(19,100)	4,235,384

Operating income	572,320	467,829	82,495	(231,427)	891,217
Non-operating expenses, net	(70,821)	(212,658)	(4,039)	231,427	(56,091)

Income before taxes	501,499	255,171	78,456	—	835,126
Income tax expense	204,280	102,069	29,582	—	335,931

Income before equity earnings	297,219	153,102	48,874	—	499,195
Equity earnings from subsidiaries	201,976	—	—	(201,976)	—

Net income	$499,195	$153,102	$48,874	$(201,976)	$499,195

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2003

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$791,399	$3,709,590	$467,559	$(230,590)	$4,737,958

Operating costs and expenses:
Cost of services	457,819	2,147,387	163,417	—	2,768,623
Selling, general and administrative	76,626	880,951	223,762	(15,639)	1,165,700
Amortization of intangible assets	1,723	6,461	17	—	8,201
Royalty (income) expense	(308,495)	308,495	—	—	—
Other operating expense (income), net	119	(2,197)	1,058	—	(1,020)

Total operating costs and expenses	227,792	3,341,097	388,254	(15,639)	3,941,504

Operating income	563,607	368,493	79,305	(214,951)	796,454
Non-operating expenses, net	(65,689)	(202,146)	(5,772)	214,951	(58,656)

Income before taxes	497,918	166,347	73,533	—	737,798
Income tax expense	204,795	66,539	29,747	—	301,081

Income before equity earnings	293,123	99,808	43,786	—	436,717
Equity earnings from subsidiaries	143,594	—	—	(143,594)	—

Net income	$436,717	$99,808	$43,786	$(143,594)	$436,717

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$546,277	$168,221	$58,606	$(226,827)	$546,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,943	113,506	10,675	—	176,124
Provision for doubtful accounts	5,659	43,669	184,300	—	233,628
Other, net	(203,458)	33,809	20,511	226,827	77,689
Changes in operating assets and liabilities	174,884	(214,707)	(142,312)	—	(182,135)

Net cash provided by operating activities	575,305	144,498	131,780	—	851,583
Net cash used in investing activities	(1,020,236)	(176,202)	(15,243)	131,888	(1,079,793)
Net cash provided by (used in) financing activities	465,448	30,405	(116,927)	(131,888)	247,038

Net change in cash and cash equivalents	20,517	(1,299)	(390)	—	18,828
Cash and cash equivalents, beginning of year	56,424	6,058	10,820	—	73,302

Cash and cash equivalents, end of year	$76,941	$4,759	$10,430	$—	$92,130

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$499,195	$153,102	$48,874	$(201,976)	$499,195
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	56,399	101,856	10,471	—	168,726
Provision for doubtful accounts	4,940	43,638	177,732	—	226,310
Other, net	(71,374)	1,754	16,847	201,976	149,203
Changes in operating assets and liabilities	163,057	(118,129)	(289,582)	—	(244,654)

Net cash provided by (used in) operating activities	652,217	182,221	(35,658)	—	798,780
Net cash used in investing activities	(150,826)	(105,597)	(7,841)	90,564	(173,700)
Net cash (used in) provided by financing activities	(586,555)	(72,557)	42,940	(90,564)	(706,736)

Net change in cash and cash equivalents	(85,164)	4,067	(559)	—	(81,656)
Cash and cash equivalents, beginning of year	141,588	1,991	11,379	—	154,958

Cash and cash equivalents, end of year	$56,424	$6,058	$10,820	$—	$73,302

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2003

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$436,717	$99,808	$43,786	$(143,594)	$436,717
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,611	91,501	8,791	—	153,903
Provision for doubtful accounts	4,944	64,835	158,443	—	228,222
Other, net	(78,968)	2,463	18,604	143,594	85,693
Changes in operating assets and liabilities	54,277	(178,027)	(117,986)	—	(241,736)

Net cash provided by operating activities	470,581	80,580	111,638	—	662,799
Net cash used in investing activities	(271,820)	(96,957)	(17,342)	(30,931)	(417,050)
Net cash (used in) provided by financing activities	(136,188)	10,991	(93,302)	30,931	(187,568)

Net change in cash and cash equivalents	62,573	(5,386)	994	—	58,181
Cash and cash equivalents, beginning of year	79,015	7,377	10,385	—	96,777

Cash and cash equivalents, end of year	$141,588	$1,991	$11,379	$—	$154,958

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
(in thousands, except per share data)
Quarterly Operating Results (unaudited)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year

2005(a)

Net revenues	$1,319,485		$1,377,529		$1,371,821		$1,434,876		$5,503,711
Gross profit	539,403		578,851		564,801		563,321		2,246,376
Net income	131,611		149,089		135,248	(b)	130,329	(c)	546,277

Basic earnings per common share	0.65	(d)	0.74		0.67		0.65		2.71

Diluted earnings per common share	0.64	(d)	0.72		0.66		0.64		2.66

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year

2004

Net revenues	$1,255,742		$1,297,674		$1,289,897		$1,283,288		$5,126,601
Gross profit	518,461		550,097		541,473		525,858		2,135,889
Net income	116,149		126,829	(e)	130,144		126,073		499,195

Basic earnings per common share (d)	0.56		0.62		0.64		0.63		2.45

Diluted earnings per common share (d)	0.54		0.59		0.62		0.60		2.35

(a)

On November 1, 2005, Quest Diagnostics completed the acquisition of LabOne. The quarterly operating results include the results of operations of LabOne subsequent to the closing of the acquisition (see Note 3).

(b)

During the third quarter of 2005, the Company recorded a $6.2 million charge primarily related to forgiveness of amounts owed by patients and physicians, and related property damage as a result of hurricanes in the Gulf Coast. In addition, the Company recorded a $7.1 million charge associated with the write-down of an investment.

(c)	During the fourth quarter of 2005, the Company recorded a $16 million charge to write-off certain assets in connection with a product hold at NID.

(d)	Previously reported basic and diluted earnings per share have been restated to give retroactive effect of the Company’s two-for-one stock split effected on June 20, 2005 (see Note 2).

(e)

During the second quarter of 2004, the Company recorded a $10.3 million charge associated with the acceleration of certain pension obligations in connection with the succession of the Company’s prior CEO and a $2.9 million charge to interest expense, net representing the write-off of deferred financing costs associated with the refinancing of the Company’s bank debt and credit facility.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
(in thousands)

	Balance at 1-1-05	Provision for Doubtful Accounts	Net Deductions and Other (a)	Balance at 12-31-05

Year ended December 31, 2005
Doubtful accounts and allowances	$202,857	$233,628	$242,731	$193,754

	Balance at 1-1-04	Provision for Doubtful Accounts	Net Deductions and Other (a)	Balance at 12-31-04

Year ended December 31, 2004
Doubtful accounts and allowances	$211,739	$226,310	$235,192	$202,857

	Balance at 1-1-03	Provision for Doubtful Accounts	Net Deductions and Other (a)	Balance at 12-31-03

Year ended December 31, 2003
Doubtful accounts and allowances	$193,456	$228,222	$209,939	$211,739

(a)	“Net Deductions and Other” primarily represent accounts written-off, net of recoveries.