Form 10-Q
period 2006-03-31
QUEST DIAGNOSTICS INC
filed 2006-04-28
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
Commission file number 001-12215

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
Yes ☐   No ☒

As of April 21, 2006, there were 198,169,725 outstanding shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Index to consolidated financial statements filed as part of this report:

	Consolidated Statements of Operations for the Three Months Ended March 31, 2006 and 2005	2

	Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”	27

Item 4.	Controls and Procedures

	Controls and Procedures	27

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,

	2006	2005

Net revenues	$1,555,408	$1,319,485

Operating costs and expenses:
Cost of services	922,984	780,082
Selling, general and administrative	358,190	308,348
Amortization of intangible assets	2,338	931
Other operating expense, net	27,355	211

Total operating costs and expenses	1,310,867	1,089,572

Operating income	244,541	229,913

Other income (expense):
Interest expense, net	(23,524)	(12,783)
Minority share of income	(5,408)	(5,013)
Equity earnings in unconsolidated joint ventures	8,012	7,214
Other income, net	17,440	755

Total non-operating expenses, net	(3,480)	(9,827)

Income before taxes	241,061	220,086
Income tax expense	96,425	88,475

Net income	$144,636	$131,611

Earnings per common share:
Basic	$0.73	$0.65
Diluted	$0.72	$0.64

Weighted average common shares outstanding:
Basic	198,395	201,719
Diluted	201,034	206,142

Dividends per common share	$0.10	$0.09

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2006 AND DECEMBER 31, 2005
(in thousands, except per share data)
(unaudited)

	March 31, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$156,461	$92,130
Accounts receivable, net of allowance for doubtful accounts of $192,923 and $193,754 at March 31, 2006 and December 31, 2005, respectively	775,724	732,907
Inventories	77,917	77,939
Deferred income taxes	112,664	107,442
Prepaid expenses and other current assets	77,218	59,079

Total current assets	1,199,984	1,069,497
Property, plant and equipment, net	746,328	753,663
Goodwill, net	3,199,238	3,197,227
Intangible assets, net	143,031	147,383
Other assets	145,987	138,345

Total assets	$5,434,568	$5,306,115

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$835,529	$764,453
Short-term borrowings and current portion of long-term debt	291,889	336,839

Total current liabilities	1,127,418	1,101,292
Long-term debt	1,240,501	1,255,386
Other liabilities	201,353	186,453
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 300,000 shares authorized; 213,665 and 213,674 issued at March 31, 2006 and December 31, 2005, respectively	2,137	2,137
Additional paid-in capital	2,176,531	2,175,533
Retained earnings	1,417,329	1,292,510
Unearned compensation	—	(3,321)
Accumulated other comprehensive loss	(4,274)	(6,205)
Treasury stock, at cost; 15,586 and 15,219 shares at March 31, 2006 and December 31, 2005, respectively	(726,427)	(697,670)

Total stockholders’ equity	2,865,296	2,762,984

Total liabilities and stockholders’ equity	$5,434,568	$5,306,115

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(in thousands)
(unaudited)

	Three Months Ended March 31,

	2006	2005

Cash flows from operating activities:
Net income	$144,636	$131,611
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,060	42,528
Provision for doubtful accounts	63,423	59,417
Stock-based compensation expense	19,379	190
Provision for restructuring	24,841	—
Deferred income tax benefit	(11,633)	(15,993)
Minority share of income	5,408	5,013
Tax benefits associated with stock-based compensation plans	—	11,274
Excess tax benefits from stock-based compensation arrangements	(12,744)	—
Other, net	(17,591)	(785)
Changes in operating assets and liabilities:
Accounts receivable	(106,239)	(112,555)
Accounts payable and accrued expenses	(1,916)	(51,451)
Integration, settlement and other special charges	(35)	(673)
Income taxes payable	98,882	86,698
Other assets and liabilities, net	(14,812)	(19,245)

Net cash provided by operating activities	240,659	136,029

Cash flows from investing activities:
Capital expenditures	(42,186)	(55,381)
Business acquisition, net of cash acquired	—	(19,323)
Decrease (increase) in investments and other assets	14,192	(500)
Proceeds from disposition of assets	3	11

Net cash used in investing activities	(27,991)	(75,193)

Cash flows from financing activities:
Repayments of debt	(60,044)	(100,402)
Proceeds from borrowings	—	99,999
Decrease in book overdrafts	(14,336)	—
Purchases of treasury stock	(103,977)	(62,300)
Exercise of stock options	38,798	35,488
Excess tax benefits from stock-based compensation arrangements	12,744	—
Dividends paid	(17,877)	(15,019)
Distributions to minority partners	(3,130)	(5,742)
Financing costs paid	(515)	—

Net cash used in financing activities	(148,337)	(47,976)

Net change in cash and cash equivalents	64,331	12,860

Cash and cash equivalents, beginning of period	92,130	73,302

Cash and cash equivalents, end of period	$156,461	$86,162

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise indicated)
(unaudited)

1.       BASIS OF PRESENTATION

          Background

          Quest Diagnostics Incorporated and its subsidiaries (“Quest Diagnostics” or the “Company”) is the largest clinical laboratory testing business in the United States. As the nation’s leading provider of diagnostic testing and services for the healthcare industry, Quest Diagnostics offers a broad range of clinical laboratory testing services to patients, physicians, hospitals, healthcare insurers, employers, governmental institutions and other commercial clinical laboratories. Quest Diagnostics is the leading provider of esoteric testing, including gene-based testing. The Company is also the leading provider of testing for drugs-of-abuse. Through the Company’s national network of laboratories and patient service centers, and its esoteric testing laboratories and development facilities, Quest Diagnostics offers comprehensive and innovative diagnostic testing, information and services used by physicians and other healthcare professionals to make decisions to improve health. The Company is also a leading provider of anatomic pathology services, testing to support clinical trials of new pharmaceuticals worldwide and risk assessment services for the life insurance industry.

          On an annual basis, Quest Diagnostics processes greater than 145 million requisitions for testing through its extensive network of laboratories and patient service centers in virtually every major metropolitan area throughout the United States.

          Basis of Presentation

          The interim consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2005 Annual Report on Form 10-K.

          Earnings Per Share

          Basic earnings per common share is calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per common share is calculated by dividing net income, adjusted for the after-tax impact of the interest expense associated with the Company’s 1¾% contingent convertible debentures due 2021 (the “Debentures”), by the weighted average common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the dilutive effect of outstanding stock options, performance share units and restricted common shares granted under the Company’s Amended and Restated Employee Long-Term Incentive Plan and its Amended and Restated Director Long-Term Incentive Plan and the Debentures. The Debentures were called for redemption by the Company in December 2004, and redeemed as of January 18, 2005.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The computation of basic and diluted earnings per common share (using the if-converted method) was as follows (in thousands, except per share data):

	Three Months Ended March 31,

	2006	2005

Net income available to common stockholders – basic	$144,636	$131,611
Add: Interest expense associated with the Debentures, net of related tax effects	—	82

Net income available to common stockholders – diluted	$144,636	$131,693

Weighted average common shares outstanding – basic	198,395	201,719

Effect of dilutive securities:
Stock options, restricted common shares and performance share units	2,639	3,812
Debentures	—	611

Weighted average common shares outstanding – diluted	201,034	206,142

Basic earnings per common share	$0.73	$0.65

Diluted earnings per common share	$0.72	$0.64

          Stock-Based Compensation

          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123, revised 2004, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that companies recognize compensation cost relating to share-based payment transactions based on the fair value of the equity or liability instruments issued. SFAS 123R is effective for annual periods beginning after January 1, 2006. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective approach and therefore has not restated results for prior periods. Under this approach, awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS 123R. Unvested awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“SFAS 148”), except that compensation cost will be recognized in the Company’s results of operations.

          Pursuant to the provisions of SFAS 123R, the Company records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision. Stock-based compensation expense associated with performance share units is recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in earnings in the period of the revision. The Company recognizes stock-based compensation expense related to the Company’s Employee Stock Purchase Plan (“ESPP”) based on the 15% discount at purchase. See Note 2 for a further discussion of stock-based compensation.

          Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations and chose to adopt the disclosure-only provisions of SFAS 123, as amended by SFAS 148. Under this approach, the cost of restricted stock awards was expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company’s ESPP was disclosed, based on the vesting

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

provisions of the individual grants, but not charged to expense. Stock-based compensation expense recorded in accordance with APB 25, relating to restricted stock awards, was $0.2 million for the three months ended March 31, 2005.

2.       STOCK-BASED COMPENSATION

          For the three months ended March 31, 2006, the stock-based compensation expense recorded in accordance with SFAS 123R totaled $19.4 million ($11.7 million, net of tax, or $0.06 per basic and diluted share). In addition, in connection with the adoption of SFAS 123R, net cash provided by operating activities decreased and net cash provided by financing activities increased in the first quarter of 2006 by $12.7 million related to excess tax benefits from stock-based compensation arrangements.

          Employee and Non-employee Directors Stock Ownership Programs

          In 2005, the Company established the Amended and Restated Employee Long-Term Incentive Plan (the “ELTIP”). The ELTIP provides for three types of awards: (a) stock options, (b) stock appreciation rights and (c) incentive stock awards. The ELTIP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Quest Diagnostics common stock at no less than the fair market value on the date of grant. The stock options are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, as determined by the Board of Directors. The stock options expire on the date designated by the Board of Directors but in no event more than seven years from date of grant. Grants of stock appreciation rights allow eligible employees to receive a payment based on the appreciation of Quest Diagnostics common stock in cash, shares of Quest Diagnostics common stock or a combination thereof. The stock appreciation rights are granted at an exercise price at no less than the fair market value of Quest Diagnostics common stock on the date of grant. Stock appreciation rights expire on the date designated by the Board of Directors but in no event more than seven years from date of grant. No stock appreciation rights have been granted under the ELTIP. Under the incentive stock provisions of the plan, the ELTIP allows eligible employees to receive awards of shares, or the right to receive shares, of Quest Diagnostics common stock, the equivalent value in cash or a combination thereof. These shares are generally earned on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, as determined by the Board of Directors. The actual amount of performance share awards is based on the Company’s earnings per share growth for the performance period compared to that of a peer group of companies. Key executive, managerial and technical employees are eligible to participate in the ELTIP. The maximum number of shares of Quest Diagnostics common stock that may be optioned or granted under the ELTIP is 48 million shares.

          In 2005, the Company established the Amended and Restated Director Long-Term Incentive Plan (the “DLTIP”). The DLTIP provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Quest Diagnostics common stock at no less than the fair market value on the date of grant and incentive stock awards. The incentive stock awards are generally earned on achievement of certain performance goals. The maximum number of shares that may be issued under the DLTIP is 2 million shares. The stock options expire seven years from date of grant and generally become exercisable in three equal annual installments beginning on the first anniversary date of the grant of the option regardless of whether the optionee remains a director of the Company.

          Employee Stock Purchase Plan

          Under the Company’s ESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics common stock at 85% of the market price of the Company’s common stock on the last business day of each calendar month. Under the ESPP, the maximum number of shares of Quest Diagnostics common stock which may be purchased by eligible employees is 8 million. The ESPP will terminate effective December 31, 2006. The Company has submitted to shareholders for approval at its 2006 Annual Meeting of Shareholders an extension of the plan.

          In general, the Company’s practice has been to issue shares related to its stock-based compensation program from shares of its common stock held in treasury. See Note 7 for further information regarding the Company’s share repurchase program.

          The fair value of stock option awards is estimated on the date of grant using a lattice-based option-valuation model that uses the assumptions in the following table. The expected volatility under the lattice-based option-valuation model was based on the current and the historical implied volatilities from traded options of the Company’s stock. The dividend yield is

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities ranging from 1 month to 7 years. The expected life of the options granted was estimated using the historical exercise behavior of employees.

	Three Months Ended March 31,

	2006	2005

Weighted average fair value of options at grant date	$13.67	$14.01
Expected volatility	17.9%	23.3%
Dividend yield	0.7%	0.7%
Risk-free interest rate	4.5% - 4.6%	3.9% - 4.0%
Expected holding period, in years	5.6 – 6.2	5.4 – 6.2

          The fair value of restricted stock awards and performance share units is the average market price of the Company’s common stock at the date of grant.

          Transactions under stock option plans as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Options outstanding at December 31, 2005	15,048	$34.33
Options granted	2,279	52.24
Options exercised	(1,458)	27.05
Options terminated	(71)	45.45

Options outstanding at March 31, 2006	15,798	$37.53	6.5	$221

Vested and expected to vest at March 31, 2006	15,488	$37.27	6.5	$220

Exercisable at March 31, 2006	9,909	$31.43	6.3	$197

          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 was $36.7 million.

          As of March 31, 2006, there was $46 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 2.2 years.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Incentive stock awards, including restricted stock awards and performance share units, as of March 31, 2006 and changes during the three months ended March 31, 2006 were as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value

Nonvested incentive shares at December 31, 2005	107	$49.71
Incentive shares granted	868	51.91
Incentive shares vested	(25)	48.64
Incentive shares forfeited and canceled	(9)	51.57

Nonvested incentive shares at March 31, 2006	941	$51.75

          As of March 31, 2006, there was $38 million of unrecognized stock-based compensation cost related to nonvested incentive stock awards which is expected to be recognized over a weighted average period of 2.3 years. Total fair value of shares vested was $1.3 million for the three months ended March 31, 2006.

          For the three months ended March 31, 2006 and 2005, stock-based compensation expense totaled $19.4 million and $0.2 million, respectively. Income tax benefits related to stock-based compensation expense totaled $7.7 million and $0.1 million for the three months ended March 31, 2006 and 2005, respectively.

          The following pro forma information is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share for the period presented, as if the Company had elected to recognize compensation cost associated with stock option awards and employee stock purchases under the Company’s ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148 (in thousands, except per share data):

Three Months Ended March 31, 2005

Net income:
Net income, as reported	$131,611
Add: Stock-based compensation under APB 25	190
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(10,581)

Pro forma net income	$121,220

Earnings per common share:
Basic – as reported	$0.65

Basic – pro forma	$0.60

Diluted – as reported	$0.64

Diluted – pro forma	$0.59

3.       BUSINESS ACQUISITION

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Through the acquisition of LabOne, the Company acquired all of LabOne’s operations, including its health screening and risk assessment services for life insurance companies, its clinical diagnostic testing services, and its drugs-of-abuse testing for employers. LabOne had 3,100 employees and principal laboratories in Lenexa, Kansas, as well as in Cincinnati, Ohio.

          The acquisition of LabOne was accounted for under the purchase method of accounting. As such, the cost to acquire LabOne was allocated to the respective assets and liabilities acquired based on their estimated fair values as of the closing date. A preliminary allocation of the costs to acquire LabOne has been made to certain assets and liabilities of LabOne based on preliminary estimates. The Company is continuing to assess the estimated fair values of the assets and liabilities acquired and the portion of goodwill allocable to its clinical laboratory testing business and its risk assessment business. The Company’s management expects to complete the purchase price allocation and the allocation of goodwill to its clinical laboratory testing business and its risk assessment business during the second quarter of 2006. The consolidated financial statements include the results of operations of LabOne subsequent to the closing of the acquisition.

          Pro Forma Combined Financial Information

          The following unaudited pro forma combined financial information for the three months ended March 31, 2005 assumes that the LabOne acquisition was completed on January 1, 2005 (in thousands, except per share data):

Three Months Ended March 31, 2005

Net revenues	$1,448,086
Net income	131,980

Basic earnings per common share:
Net income	$0.65
Weighted average common shares outstanding – basic	201,719

Diluted earnings per common share:
Net income	$0.64
Weighted average common shares outstanding – diluted	206,142

          The unaudited pro forma combined financial information presented above reflects certain reclassifications to the historical financial statements of LabOne to conform LabOne’s accounting policies and classification of certain costs and expenses to that of Quest Diagnostics. These adjustments had no impact on pro forma net income. Pro forma results for the three months ended March 31, 2005 exclude $0.4 million of transaction related costs, which were incurred and expensed by LabOne in conjunction with its acquisition by Quest Diagnostics.

4.       INTEGRATION ACTIVITIES

          During the first quarter of 2006, the Company finalized its plan related to the integration of LabOne. The plan focuses on rationalizing the Company’s testing capacity, infrastructure and support services in markets which are served by both LabOne and Quest Diagnostics.

          In conjunction with finalizing the LabOne integration, the Company recorded $23.3 million of costs. The majority of these costs relate to employee severance. Employee groups affected as a result of this plan include those involved in the testing of specimens, as well as administrative and other support functions. Of the total costs indicated above, $20.7 million related to actions that impact Quest Diagnostics’ employees and its operations and are comprised principally of employee severance benefits for approximately 600 employees. These costs were accounted for as a charge to earnings and included in “other operating expenses, net” within the consolidated statements of operations. The remaining $2.6 million of integration costs, related to actions that impact the employees and operations of LabOne, were accounted for as a cost of the LabOne acquisition and included in goodwill. Of the $2.6 million, $1.2 million related to asset write-offs with the remainder primarily associated with employee severance benefits for approximately 95 employees.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          As of March 31, 2006, accruals related to the LabOne integration plan totaled $20.7 million. While the majority of the accrued costs at March 31, 2006 are expected to be paid in 2006 and 2007, there are certain severance costs that have payment terms extending into 2008.

          In addition, during the first quarter of 2006, the Company recorded a $4.1 million charge related to consolidating its operations in California into a new facility. The costs, comprised primarily of employee severance costs and the write-off of certain operating assets, were accounted for as a charge to earnings and included in “other operating expenses, net” within the consolidated statements of operations.

5.       GOODWILL AND INTANGIBLE ASSETS

          Goodwill at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31, 2006	December 31, 2005

Goodwill	$3,387,291	$3,385,280
Less: accumulated amortization	(188,053)	(188,053)

Goodwill, net	$3,199,238	$3,197,227

          The changes in the gross carrying amount of goodwill for the three-month period ended March 31, 2006 and for the year ended December 31, 2005 are as follows:

	March 31, 2006	December 31, 2005

Balance at beginning of period	$3,385,280	$2,695,003
Goodwill acquired during the period	2,011	697,766
Other	—	(7,489)

Balance at end of period	$3,387,291	$3,385,280

          For the year ended December 31, 2005, the increase in goodwill was primarily related to the acquisition of LabOne. During the fourth quarter of 2005, the Company recorded a $7.5 million charge, which was included in “other operating expense, net” in the consolidated statement of operations, to write-off all of the goodwill associated with its test kit manufacturing subsidiary, NID.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Intangible assets at March 31, 2006 and December 31, 2005 consisted of the following:

	Weighted Average Amortization Period	March 31, 2006			December 31, 2005

		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Amortizing intangible assets:
Customer-related intangibles	20 years	$172,522	$(41,163)	$131,359	$172,522	$(39,297)	$133,225
Non-compete agreements	5 years	45,707	(44,527)	1,180	45,707	(44,221)	1,486
Other	4 years	5,028	(3,936)	1,092	7,044	(3,772)	3,272

Total	20 years	$223,257	$(89,626)	$133,631	$225,273	$(87,290)	$137,983

          Amortization expense related to intangible assets was $2,338 and $931 for the three months ended March 31, 2006 and 2005, respectively.

          The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2006 is as follows:

Fiscal Year Ending
December 31,

Remainder of 2006	$6,708
2007	7,705
2008	7,511
2009	7,097
2010	6,849
2011	6,818
Thereafter	90,943

Total	$133,631

          Intangible assets not subject to amortization at both March 31, 2006 and December 31, 2005 consisted of $9.4 million of tradenames.

6.       COMMITMENTS AND CONTINGENCIES

          In support of its risk management program, the Company has standby letters of credit issued under its letter of credit lines to ensure its performance or payment to third parties, which amounted to $70 million at March 31, 2006. The letters of credit, which are renewed annually, primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

          The Company is subject to contingent obligations under certain leases and other instruments incurred in connection with real estate activities and other operations associated with LabOne and certain of its predecessor companies. The contingent obligations arise out of certain land leases with two Hawaiian trusts relating to land in Waikiki upon which a hotel is built and a land lease for a parking garage in Reno, Nevada. While its title and interest to the subject leases have been transferred to third parties, the land owners have not released the original obligors, including predecessors of LabOne, from their obligations under the leases. In February 2006, Chapter 11 bankruptcy proceedings involving the subtenant of the hotel in Waikiki were commenced in Honolulu. The subtenant has indicated publicly that the filing will have no impact on the operations of the hotel

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

and therefore, the Company believes the subtenant will continue to pay the rent and real estate taxes on the subject leased property. The bankruptcy court has issued an order allowing the subtenant to pay operating expenses, including the rent and real estate taxes on the subject leased property. Should the current subtenants of the leased properties fail to pay their rent and real estate taxes for the subject leased property, the default could trigger liability for LabOne as well as other sublessors. The rent payments under the Hawaiian land leases are subject to market value adjustments every ten years beginning in 2007. Given that the Hawaiian land leases are subject to market value adjustments, the total contingent obligations under such leases cannot be precisely estimated, but are likely to total several hundred million dollars. The contingent obligation of the Nevada lease is estimated to be approximately $6 million. The Company believes that the leasehold improvements on the leased properties are significantly more valuable than the related lease obligations. Based on the circumstances above, no liability has been recorded for any potential contingent obligations related to the land leases.

          The Company has entered into several settlement agreements with various government and private payers during recent years relating to industry-wide billing and marketing practices that had been substantially discontinued by the mid-1990s. The federal or state governments may bring additional claims based on new theories as to the Company’s practices which management believes to be in compliance with law. In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers alleging inappropriate billing practices. The Company is aware of certain pending lawsuits related to billing practices filed under the qui tam provisions of the False Claims Act and other federal and state statutes. These lawsuits include class action and individual claims by patients arising out of the Company’s billing practices. In addition, the Company is involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against the Company involve claims that are substantial in amount.

          During the fourth quarter of 2004, the Company and NID each received a subpoena from the United States Attorney’s Office for the Eastern District of New York. The Company and NID have been cooperating with the United States Attorney’s Office. In connection with such cooperation, the Company has been providing information and producing various witnesses and business records of NID and the Company, including documents related to testing and various test kits manufactured by NID. This investigation by the United States Attorney’s Office could lead to civil and criminal damages, fines and penalties and additional liabilities from third party claims. In the second and third quarters of 2005, the U.S. Food and Drug Administration (“FDA”) conducted an inspection of NID and issued a Form 483 listing the observations made by the FDA during the course of the inspection. NID is cooperating with the FDA and has filed its responses to the Form 483. Noncompliance with the FDA regulatory requirements or failure to take adequate and timely corrective action could lead to regulatory or enforcement action against NID and/or the Company, including, but not limited to, a warning letter, injunction, suspension of production and/or distribution, seizure or recall of products, fines or penalties, denial of pre-market clearance for new or changed products, recommendation against award of government contracts and criminal prosecution. On April 19, 2006, the Company decided to discontinue the operations of NID. See Note 9 for further details.

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

7.       STOCKHOLDERS’ EQUITY

          Changes in stockholders’ equity for the three months ended March 31, 2006 were as follows:

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compen- sation	Accumulated Other Compre- hensive Income (loss)	Treasury Stock, at Cost	Compre- hensive Income

Balance, December 31, 2005	198,455	$2,137	$2,175,533	$1,292,510	$(3,321)	$(6,205)	$(697,670)
Net income				144,636				$144,636
Other comprehensive income						1,931		1,931

Comprehensive income								$146,567

Dividends declared				(19,817)
Reclassification upon adoption of SFAS123R			(3,321)		3,321
Issuance of common stock under benefit plans	185		(522)				8,492
Stock-based compensation expense			19,379
Exercise of stock options	1,446		(27,930)				66,728
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(9)		(497)
Tax benefits associated with stock-based compensation plans			13,889
Purchases of treasury stock	(1,998)						(103,977)

Balance, March 31, 2006	198,079	$2,137	$2,176,531	$1,417,329	$—	$(4,274)	$(726,427)

          For the three months ended March 31, 2006, the Company repurchased 2.0 million shares of its common stock at an average price of $52.05 per share for $104 million. For the three months ended March 31, 2006, the Company reissued 1.6 million shares for employee benefit plans. Since the inception of the share repurchase program in May 2003 through March 31, 2006, the Company has repurchased 34.4 million shares of its common stock at an average price of $43.16 for approximately $1.5 billion. At March 31, 2006, $618 million of the share repurchase authorizations remained available.

          During each of the quarters of 2005, the Company’s Board of Directors has declared a quarterly cash dividend of $0.09 per common share. During the first quarter of 2006, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per common share, payable on April 19, 2006, to shareholders of record on April 5, 2006.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Changes in stockholders’ equity for the three months ended March 31, 2005 were as follows:

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compen-sation	Accumulated Other Compre- hensive Income	Treasury Stock, at Cost	Compre- hensive Income

Balance, December 31, 2004	196,220	$1,068	$2,195,346	$818,734	$(11)	$3,866	$(730,352)
Net income				131,611				$131,611
Other comprehensive loss						(2,700)		(2,700)

Comprehensive income								$128,911

Dividends declared				(18,210)
Issuance of common stock under benefit plans	188		3,182		(3,667)		4,801
Exercise of stock options	1,438		(25,223)				60,711
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(5)
Tax benefits associated with stock-based compensation plans			11,274
Conversion of contingent convertible debentures	5,632		12,510				237,136
Amortization of unearned compensation					190
Purchases of treasury stock	(1,256)						(62,300)

Balance, March 31, 2005	202,222	$1,068	$2,197,084	$932,135	$(3,488)	$1,166	$(490,004)

          For the three months ended March 31, 2005, the Company purchased 1.3 million shares of its common stock at an average price of $49.58 per share for $62 million and reissued 5.6 million shares and 1.6 million shares, respectively, in connection with the conversion of its Debentures and for employee benefit plans.

8.       SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended March 31,

	2006	2005

Depreciation expense	$46,722	$41,597

Interest expense	(24,487)	(13,017)
Interest income	963	234

Interest expense, net	(23,524)	(12,783)

Interest paid	21,896	22,001
Income taxes paid	8,613	6,396

Non-cash financing activities:
Conversion of Debentures	$—	$244,338

          For the three months ended March 31, 2006, “other income, net” includes a $15.8 million gain on the sale of an investment.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

9.       SUBSEQUENT EVENT

          During the fourth quarter 2005, NID instituted its second voluntary product hold within a six-month period, due to quality issues, which has adversely impacted the operating performance of NID. As a result, the Company evaluated a number of strategic options for NID. On April 19, 2006, the Company decided to discontinue NID’s operations. This decision is expected to result in a pre-tax charge in the second quarter of 2006 preliminarily estimated to be up to $45 million. The estimated charge is expected to principally relate to the write-off of operating assets and the accrual of liabilities associated with employee severance costs and various lease commitments. The associated cash expenditures are estimated to be up to $35 million. The table below indicates the major classes of NID’s assets and liabilities as of March 31, 2006 (amounts in thousands):

Cash	$2,047
Accounts receivable	1,078
Inventory	8,317
Property, plant and equipment, net	7,635
Other	1,167

Total assets	20,244

Accounts payable and accrued expenses	9,252

Net assets	$10,922

10.     BUSINESS SEGMENT INFORMATION

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

          All other operating segments include the Company’s non-clinical laboratory testing businesses and consist of its risk assessment services business, its clinical trials testing business, its test kit manufacturing subsidiary, NID, and its healthcare information technology business, MedPlus. The Company’s risk assessment business, acquired as part of the LabOne acquisition in 2005 (see Note 3), provides underwriting support services to the life insurance industry including teleunderwriting, specimen collection and paramedical examinations, laboratory testing, medical record retrieval, motor vehicle reports, telephone inspections and credit checks. The Company’s clinical trials testing business provides clinical laboratory testing performed in connection with clinical research trials on new drugs. NID manufactures and markets diagnostic test kits and systems. On April 19, 2006, the Company decided to discontinue NID’s operations (see Note 9). MedPlus is a developer and integrator of clinical connectivity and data management solutions for healthcare organizations, physicians and clinicians.

          Substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

          The following table is a summary of segment information for the three months ended March 31, 2006 and 2005. Segment asset information is not presented since it is not reported to or used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, including amortization of intangible assets, are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statement contained in the Company’s 2005 Annual Report on Form 10-K and Note 1 to the interim consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

	Three Months Ended March 31,

	2006		2005

Net revenues:
Clinical laboratory testing business	$1,437,487		$1,267,553
All other operating segments	117,921		51,932

Total net revenues	$1,555,408		$1,319,485

Operating earnings (loss):
Clinical laboratory testing business	$284,560	(a)	$248,003
All other operating segments	(11,339	) (b)	1,481
General corporate expenses	(28,680	) (c)	(19,571)

Total operating income	244,541		229,913
Non-operating expenses, net	(3,480)		(9,827)

Income before income taxes	241,061		220,086
Income tax expense	96,425		88,475

Net income	$144,636		$131,611

(a)	During 2006, operating income includes $26.8 million of special charges primarily associated with integration activities (See Note 4) and $12.8 million of stock-based compensation expense.

(b)	During 2006, operating income includes $0.9 million of stock-based compensation expense.

(c)	During 2006, operating income includes $5.7 million of stock-based compensation expense.

11.     SUMMARIZED FINANCIAL INFORMATION

          The Company’s 5.125% senior notes due 2010, 5.45% senior notes due 2015, 6¾% senior notes due 2006, 7½% senior notes due 2011 and the Debentures are fully and unconditionally guaranteed by the Company’s wholly owned subsidiaries that operate clinical laboratories in the United States (the “Subsidiary Guarantors”). With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign subsidiaries and less than wholly owned subsidiaries. In January 2005, the Company completed its redemption of all of its outstanding Debentures (see Note 10 to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K for further details).

          In conjunction with the Company’s secured receivables credit facility, the Company maintains a wholly owned non-guarantor subsidiary, Quest Diagnostics Receivables Incorporated (“QDRI”). The Company and Subsidiary Guarantors, with the exception of LabOne, which was acquired by Quest Diagnostics on November 1, 2005 (see Note 3), transfer all private domestic receivables to QDRI. QDRI utilizes the transferred receivables to collateralize borrowings under the Company’s secured receivables credit facility. The Company and the Subsidiary Guarantors provide collection services to QDRI. QDRI uses cash collections principally to purchase new receivables from the Company and the Subsidiary Guarantors.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2006

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$231,006	$1,244,873	$166,129	$(86,600)	$1,555,408

Operating costs and expenses:
Cost of services	128,144	735,722	59,118	—	922,984
Selling, general and administrative	34,118	259,408	70,132	(5,468)	358,190
Amortization of intangible assets	428	1,910	—	—	2,338
Royalty (income) expense	(95,033)	95,033	—	—	—
Other operating expense, net	1,949	24,840	566	—	27,355

Total operating costs and expenses	69,606	1,116,913	129,816	(5,468)	1,310,867

Operating income	161,400	127,960	36,313	(81,132)	244,541
Non-operating (expenses) income, net	(17,152)	(68,748)	1,288	81,132	(3,480)

Income before taxes	144,248	59,212	37,601	—	241,061
Income tax expense	56,555	23,685	16,185	—	96,425

Income before equity earnings	87,693	35,527	21,416	—	144,636
Equity earnings from subsidiaries	56,943	—	—	(56,943)	—

Net income	$144,636	$35,527	$21,416	$(56,943)	$144,636

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2005

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$207,294	$1,047,183	$127,619	$(62,611)	$1,319,485

Operating costs and expenses:
Cost of services	119,482	614,547	46,053	—	780,082
Selling, general and administrative	21,802	225,454	66,101	(5,009)	308,348
Amortization of intangible assets	453	469	9	—	931
Royalty (income) expense	(85,785)	85,785	—	—	—
Other operating expense, net	—	2	209	—	211

Total operating costs and expenses	55,952	926,257	112,372	(5,009)	1,089,572

Operating income	151,342	120,926	15,247	(57,602)	229,913
Non-operating (expenses) income, net	(13,544)	(54,577)	692	57,602	(9,827)

Income before taxes	137,798	66,349	15,939	—	220,086
Income tax expense	55,150	26,539	6,786	—	88,475

Income before equity earnings	82,648	39,810	9,153	—	131,611
Equity earnings from subsidiaries	48,963	—	—	(48,963)	—

Net income	$131,611	$39,810	$9,153	$(48,963)	$131,611

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Balance Sheet
March 31, 2006

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$143,121	$6,193	$7,147	$—	$156,461
Accounts receivable, net	27,535	151,255	596,934	—	775,724
Other current assets	60,295	120,005	87,499	—	267,799

Total current assets	230,951	277,453	691,580	—	1,199,984
Property, plant and equipment, net	200,794	517,218	28,316	—	746,328
Goodwill and intangible assets, net	153,938	3,142,737	45,594	—	3,342,269
Intercompany receivable (payable)	436,911	48,258	(485,169)	—	—
Investment in subsidiaries	3,253,324	—	—	(3,253,324)	—
Other assets	108,508	7,526	40,328	(10,375)	145,987

Total assets	$4,384,426	$3,993,192	$320,649	$(3,263,699)	$5,434,568

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$497,564	$299,741	$38,224	$—	$835,529
Short-term borrowings and current portion of long-term debt	35,317	255,592	980	—	291,889

Total current liabilities	532,881	555,333	39,204	—	1,127,418
Long-term debt	933,029	306,493	979	—	1,240,501
Other liabilities	53,220	131,906	26,602	(10,375)	201,353
Stockholders’ equity	2,865,296	2,999,460	253,864	(3,253,324)	2,865,296

Total liabilities and stockholders’ equity	$4,384,426	$3,993,192	$320,649	$(3,263,699)	$5,434,568

Condensed Consolidating Balance Sheet
December 31, 2005

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$76,941	$4,759	$10,430	$—	$92,130
Accounts receivable, net	31,611	152,314	548,982	—	732,907
Other current assets	43,932	116,099	84,429	—	244,460

Total current assets	152,484	273,172	643,841	—	1,069,497
Property, plant and equipment, net	200,438	523,907	29,318	—	753,663
Goodwill and intangible assets, net	156,314	3,142,702	45,594	—	3,344,610
Intercompany receivable (payable)	418,892	(14,091)	(404,801)	—	—
Investment in subsidiaries	3,199,319	—	—	(3,199,319)	—
Other assets	94,050	7,754	37,784	(1,243)	138,345

Total assets	$4,221,497	$3,933,444	$351,736	$(3,200,562)	$5,306,115

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$433,310	$293,705	$37,438	$—	$764,453
Short-term borrowings and current portion of long-term debt	35,306	240,553	60,980	—	336,839

Total current liabilities	468,616	534,258	98,418	—	1,101,292
Long-term debt	932,950	321,458	978	—	1,255,386
Other liabilities	56,947	107,121	23,628	(1,243)	186,453
Stockholders’ equity	2,762,984	2,970,607	228,712	(3,199,319)	2,762,984

Total liabilities and stockholders’ equity	$4,221,497	$3,933,444	$351,736	$(3,200,562)	$5,306,115

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2006

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$144,636	$35,527	$21,416	$(56,943)	$144,636
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,906	34,278	2,876	—	49,060
Provision for doubtful accounts	1,445	14,081	47,897	—	63,423
Provision for restructuring	—	24,841	—	—	24,841
Other, net	(91,642)	13,509	4,009	56,943	(17,181)
Changes in operating assets and liabilities	144,368	(88,605)	(79,883)	—	(24,120)

Net cash provided by (used in) operating activities	210,713	33,631	(3,685)	—	240,659
Net cash used in investing activities	(59,371)	(24,471)	(1,942)	57,793	(27,991)
Net cash provided by (used in) financing activities	(85,162)	(7,726)	2,344	(57,793)	(148,337)

Net change in cash and cash equivalents	66,180	1,434	(3,283)	—	64,331
Cash and cash equivalents, beginning of period	76,941	4,759	10,430	—	92,130

Cash and cash equivalents, end of period	$143,121	$6,193	$7,147	$—	$156,461

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2005

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$131,611	$39,810	$9,153	$(48,963)	$131,611
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	13,173	26,793	2,562	—	42,528
Provision for doubtful accounts	1,323	9,818	48,276	—	59,417
Other, net	(51,065)	978	823	48,963	(301)
Changes in operating assets and liabilities	(15,916)	(771)	(80,539)	—	(97,226)

Net cash provided by (used in) operating activities	79,126	76,628	(19,725)	—	136,029
Net cash provided by (used in) investing activities	76,657	(54,899)	(3,031)	(93,920)	(75,193)
Net cash provided by (used in) financing activities	(142,193)	(22,848)	23,145	93,920	(47,976)

Net change in cash and cash equivalents	13,590	(1,119)	389	—	12,860
Cash and cash equivalents, beginning of period	56,424	6,058	10,820	—	73,302

Cash and cash equivalents, end of period	$70,014	$4,939	$11,209	$—	$86,162

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

          While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for it is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2005. As of March 31, 2006, our critical accounting policies have not changed from December 31, 2005, except for the Company’s accounting for stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, revised 2004, “Share-Based Payment” (“SFAS 123R”).

          Stock-Based Compensation Expense

          Effective January 1, 2006, we adopted SFAS 123R using the modified prospective approach and therefore have not restated results for prior periods. Under this approach, awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS 123R. Unvested awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“SFAS 148”), except that compensation cost will be recognized in our results of operations. Pursuant to the provisions of SFAS 123R, we record stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, we recognize stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants.

          Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations and chose to adopt the disclosure-only provisions of SFAS 123, as amended by SFAS 148. Under this approach, the cost of restricted stock awards was expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company’s Employee Stock Purchase Plan was disclosed, based on the vesting provisions of the individual grants, but not charged to expense.

          The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite service period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using a lattice-based option-valuation model which requires management to make certain assumptions regarding: (i) the expected volatility in the market price of the Company’s common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). The expected volatility under the lattice-based option-valuation model is based on the current and the historical implied volatilities from traded options of our stock. The dividend yield is based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities ranging from 1 month to 7 years. The expected life of the awards granted is estimated using the historical exercise behavior of employees. In addition, SFAS 123R requires us to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. If actual forfeiture rates are materially different from our estimates, stock-based compensation expense could be significantly different from what we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as considered necessary. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision. Finally, the terms of our performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. The actual amount of any stock award is based on the Company’s earnings per share growth for the performance period compared to that of a peer group of companies. Stock-based compensation expense associated with performance share units is recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. If the actual number of performance share units earned is different from our estimates, stock-based compensation could be significantly different from what we have recorded in the current period. We periodically obtain and review publicly available financial information for the members of the peer group and the Company, including forecasted earnings estimates. This information is used to evaluate our progress towards achieving the performance criteria and our estimate of the number of performance share units expected to be earned at the end of the performance period. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in earnings in the period of the revision. While the assumptions used to calculate and account for stock-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to our assumptions and estimates, our stock-based compensation expense could be materially different in the future. See Notes 1 and 2 to the interim consolidated financial statements for a further discussion of stock-based compensation.

Acquisition and Integration of LabOne, Inc.

          On November 1, 2005, we completed the acquisition of LabOne, Inc., or LabOne, in an all-cash transaction with a combined value of approximately $947 million, including approximately $138 million of assumed debt of LabOne. See Note 3 to the Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K and Note 3 to the interim consolidated financial statements for a discussion of the LabOne acquisition.

          Through the acquisition, Quest Diagnostics acquired all of LabOne’s operations, including its health screening and risk assessment services to life insurance companies, as well as its clinical diagnostic testing services to healthcare providers and drugs-of-abuse testing to employers. LabOne, with 2004 revenues of $468 million, had 3,100 employees and principal laboratories in Lenexa, Kansas, as well as in Cincinnati, Ohio. We financed the acquisition and related transaction costs together with the repayment of substantially all of LabOne’s debt outstanding with proceeds from a $900 million private placement of senior notes, as described in Note 10 to the Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K, and from cash on hand.

          During the first quarter of 2006, we finalized our plan related to the integration of LabOne and recorded $23.3 million of costs, primarily comprised of employee severance benefits. Employee groups affected as a result of this plan include those involved in the testing of specimens, as well as administrative and other support functions. Of the total costs indicated above, $20.7 million related to actions that impact Quest Diagnostics’ employees and its operations and are comprised principally of employee severance benefits for approximately 600 employees. These costs were accounted for as a charge to earnings and included in “other operating expenses, net” within the consolidated statements of operations. In addition, $2.6 million of integration costs, related to actions that impact the employees and operations of LabOne, were accounted for as a cost of the LabOne acquisition and included in goodwill. Of the $2.6 million, $1.2 million related to asset write-offs with the remainder primarily associated with employee severance benefits for approximately 95 employees. As of March 31, 2006, accruals related to the LabOne integration plan totaled $20.7 million. While the majority of the accrued costs at March 31, 2006 are expected to be paid in 2006 and 2007, there are certain severance costs that have payment terms extending into 2008.

          Upon completion of the LabOne integration, we expect to realize approximately $40 million of annual synergies and we expect to achieve this annual rate of synergies by the end of 2007.

Results of Operations

          Our clinical testing business currently represents our one reportable business segment. The clinical testing business accounts for approximately 92% and 96% of consolidated net revenues for the three months ended March 31, 2006 and 2005, respectively. Our other operating segments consist of our risk assessment services business, our clinical trials testing business, our test kit manufacturing subsidiary, NID, and our healthcare information technology business, MedPlus. Our business segment information is disclosed in Note 10 to the interim consolidated financial statements.

          Three Months Ended March 31, 2006 Compared with Three Months Ended March 31, 2005

          Net income for the three months ended March 31, 2006 increased to $145 million, or $0.72 per diluted share, compared to $132 million, or $0.64 per diluted share in 2005. The increase in earnings was primarily attributable to organic revenue growth and increases in operating efficiencies in our clinical testing business resulting from our Six Sigma and standardization efforts. Included in the 2006 results were pre-tax special charges of $27 million, or $0.08 per share, primarily associated with integration activities; and a pre-tax gain of $16 million, or $0.05 per share, associated with the sale of an investment. Our first quarter 2006 results include $19 million, or $0.06 per share, associated with stock-based compensation recorded in accordance with SFAS 123R.

          Net Revenues

          Net revenues for the three months ended March 31, 2006 grew by 17.9% over the prior year level to $1.6 billion. The acquisition of LabOne contributed 10.2% of the consolidated revenue growth. Approximately 54% of LabOne’s net revenues are generated from risk assessment services provided to life insurance companies, with the remainder classified as clinical laboratory testing. The performance at NID, the company’s test kit manufacturing subsidiary, reduced consolidated revenue growth by approximately 1%.

          Our clinical testing business, which accounted for 92% of our consolidated net revenues, grew 13.4% for the three months ended March 31, 2006, with the acquisition of LabOne contributing approximately 5%, principally reflected in volume.

          For the three months ended March 31, 2006, clinical testing volume increased 8.7% compared to the prior year period. The first quarter revenue and volume comparisons benefited by about 1% as a result of a milder winter this year, and the fact that the Easter holiday fell in the second quarter this year, compared to the first quarter last year.

          Average revenue per requisition improved 4.3% for the three months ended March 31, 2006. The increase in revenue per requisition is principally driven by a shift to a more esoteric test mix and an increase in the number of tests ordered per requisition.

          Our businesses other than clinical laboratory testing accounted for approximately 8% of our consolidated net revenues. These businesses include our clinical trials testing business and our healthcare information technology business (MedPlus), whose growth rates did not significantly affect our consolidated growth rate. In addition, we consider the risk assessment business, acquired as part of the LabOne acquisition, and NID to be non-clinical laboratory testing businesses. As a result of a continued product hold, NID’s net revenues for the three months ended March 31, 2006 decreased $13 million from the prior year level, and reduced consolidated revenue growth by 1.0%. The risk assessment business represents approximately 5% of our consolidated net revenues for the three months ended March 31, 2006 and is currently growing at approximately 3% per year.

          Operating Costs and Expenses

          Total operating costs and expenses for the three months ended March 31, 2006 increased $221 million from the prior year period primarily due to organic growth in our clinical testing volume and, to a lesser degree, the LabOne acquisition. The increased costs were primarily in the areas of employee compensation and benefits, which includes $19.4 million of charges associated with stock-based compensation recorded in accordance with SFAS 123R, and testing supplies. While our cost structure has been favorably impacted by efficiencies generated from our Six Sigma and standardization initiatives, we continue to make investments in sales, service, science and information technology to further differentiate our company. Additionally, for the three months ended March 31, 2006, $26.8 million in special charges are reflected in other operating expense, and relate principally to costs associated with integrating the LabOne acquisition and consolidating our operations in California into our new facility in West Hills.

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 59.3% of net revenues for the three months ended March 31, 2006, increasing from 59.1% of net revenues in the prior year period. The increase over the prior year is primarily due to the addition of the LabOne business, which carries a higher cost of sales percentage than the Company average, and the impact of NID’s performance. Partially offsetting this increase is improvement due to the increase in average revenue per requisition and efficiency gains resulting from our Six Sigma and standardization initiatives.

          Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, were 23.0% of net revenues for the three months ended March 31, 2006, decreasing from 23.4% in the prior year period. The improvement was primarily due to revenue growth, which has allowed us to leverage our expense base, as well as continued benefits from our Six Sigma and standardization efforts. Also contributing to the improvement is the addition of the LabOne business, which carries a lower selling, general and administrative expense percentage than the Company average. Partially offsetting the improvement is stock-based compensation expense recorded in accordance with SFAS 123R, which reduced the improvement by 1%, and the performance of NID, which served to reduce the improvement by 0.3%. For the three months ended March 31, 2006, bad debt expense was 4.1% of net revenues, compared to 4.5% in the prior year period. This decrease primarily relates to the improved collection of diagnosis, patient and insurance information necessary to more effectively bill for services performed. We believe that our Six Sigma and standardization initiatives and the increased use of electronic ordering by our customers will provide additional opportunities to further improve our overall collection experience and cost structure.

          Other operating expense, net represents miscellaneous income and expense items related to operating activities including gains and losses associated with the disposal of operating assets and provisions for restructurings and other special charges. For the three months ended March 31, 2006, other operating expense, net includes a charge of $20.7 million associated with executing the integration plan of LabOne. The $20.7 million charge relates to actions that impact Quest Diagnostics’ employees and operations and is comprised principally of employee severance costs. Also in connection with the LabOne integration, we recorded $2.6 million of integration costs, which were included in goodwill. In addition, other operating expense, net for the three months ended March 31, 2006 includes a $4.1 million charge related to consolidating our operations in California into a new facility. The costs were comprised primarily of employee severance benefits and the write-off of certain operating assets.

          Operating Income

          Operating income for the three months ended March 31, 2006 improved to $245 million, or 15.7% of net revenues, from $230 million, or 17.4% of net revenues, in the prior year period. The increase in operating income is driven by the performance of our clinical testing business. Reducing the improvement over the prior year was $26.8 million of special charges recorded in the first quarter of 2006 related primarily to integration activities, $19.4 million of stock-based compensation pursuant to SFAS 123R and performance at NID. Operating income as a percentage of revenues compared to the prior year was reduced by approximately 1.7% due to the special charges, 1.2% due to the stock-based compensation expense and 0.8% due to the results of the LabOne business. In addition, the performance of NID reduced operating income as a percentage of revenues by 0.7%. Lastly, the milder winter and the timing of Easter benefited comparisons by about half a percent.

          Other Income (Expense)

          Interest expense, net for the three months ended March 31, 2006 increased $11 million over the prior year period. The increase in interest expense, net was primarily due to additional interest expense associated with our $900 million senior notes offering in October 2005 used to fund the LabOne acquisition, as described more fully in Note 10 to the Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K.

          Other income, net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the three months ended March 31, 2006, other income, net includes a $15.8 million gain on the sale of an investment.

          NID

          During the fourth quarter of 2005, the Company’s test kit manufacturing subsidiary, NID, instituted its second voluntary product hold within a six-month period, due to quality issues, which has adversely impacted the operating performance of NID. As a result, the Company evaluated a number of strategic options for NID. On April 19, 2006, the Company decided to discontinue NID’s operations. This decision is expected to result in a pre-tax charge in the second quarter of 2006 preliminarily estimated to be up to $45 million. The estimated charge is expected to principally relate to the write-off of operating assets and the accrual of liabilities associated with employee severance costs and various lease commitments. The associated cash expenditures are estimated to be up to $35 million.

          The ongoing government investigation and regulatory review of NID continue. While we do not believe that these matters will have a material adverse impact on our overall financial condition, their final resolution could be material to our results of operations or cash flows in the period in which the impact of such matters is determined or paid. See Note 6 to the interim consolidated financial statements for a further description of these matters.

Quantitative and Qualitative Disclosures About Market Risk

          We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that may include the use of derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. We do not believe that our foreign exchange exposure is material to our financial condition or results of operations. See Note 2 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K for additional discussion of our financial instruments and hedging activities.

          At March 31, 2006 and December 31, 2005, the fair value of our debt was estimated at approximately $1.5 billion and $1.6 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2006 and December 31, 2005, the estimated fair value exceeded the carrying value of the debt by approximately $7 million and $39 million, respectively. An assumed 10% increase in interest rates (representing approximately 53 and 59 basis points at March 31, 2006 and December 31, 2005, respectively) would potentially reduce the estimated fair value of our debt by approximately $37 million and $36 million at March 31, 2006 and December 31, 2005, respectively.

          Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility and our term loan due December 2008, are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Interest rates on our senior unsecured revolving credit facility and term loan due December 2008 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of March 31, 2006, our borrowing rate for our LIBOR-based loans was LIBOR plus 0.5%. At March 31, 2006, there was $75 million outstanding under our term loan due December 2008 and no borrowings outstanding under our $500 million senior unsecured revolving credit facility or our $300 million secured receivables credit facility. Based on our net exposure to interest rate changes, an assumed 10% change in interest rates on our variable rate indebtedness (representing approximately 48 basis points) would impact annual net interest expense by approximately $0.4 million, assuming no changes to the debt outstanding at March 31, 2006. See Note 10 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K for details regarding our debt outstanding.

Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at March 31, 2006 totaled $156 million, compared to $92 million at December 31, 2005. Cash flows from operating activities in 2006 were $241 million, which were used to fund investing and financing activities of $28 million and $148 million, respectively. Cash and cash equivalents at March 31, 2005 totaled $86 million, compared to $73 million at December 31, 2004. Cash flows from operating activities in 2005 were $136 million, which were used to fund investing and financing activities of $75 million and $48 million, respectively.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for the three months ended March 31, 2006 was $241 million compared to $136 million in the prior year period. This increase was primarily due to improved operating performance, the timing of payments for various accrued liabilities, including interest, integration costs and accounts payable, and a smaller increase in accounts receivable than in the prior year. Days sales outstanding, a measure of billing and collection efficiency, improved to 43 days at March 31, 2006 from 46 days at December 31, 2005.

          Cash Flows from Investing Activities

          Net cash used in investing activities for the three months ended March 31, 2006 was $28 million, consisting primarily of capital expenditures of $42 million offset by $15.8 million of proceeds received in connection with the sale of an investment.

          Net cash used in investing activities for the three months ended March 31, 2005 was $75 million, consisting primarily of capital expenditures of $55 million and an acquisition of a small regional laboratory for $19 million.

          Cash Flows from Financing Activities

          Net cash used in financing activities for the three months ended March 31, 2006 was $148 million, consisting primarily of purchases of treasury stock totaling $104 million, repayment of $60 million of principal outstanding under our secured receivables credit facility and dividend payments of $18 million, partially offset by $52 million in proceeds from the exercise of stock options, including related tax benefits. The $104 million in treasury stock purchases represents 2.0 million shares of our common stock purchased at an average price of $52.05 per share.

          Net cash used in financing activities for the three months ended March 31, 2005 was $48 million, consisting primarily of purchases of treasury stock totaling $62 million and dividend payments totaling $15 million, partially offset by $35 million in proceeds from the exercise of stock options. In addition, we repaid the remaining $100 million of principal outstanding under our senior unsecured revolving credit facility with $100 million of borrowings under our secured receivables credit facility. The $62 million in treasury stock purchases represents 1.3 million shares of our common stock purchased at an average price of $49.58 per share.

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

          Dividend Policy

          During each of the quarters of 2005, our Board of Directors has declared a quarterly cash dividend of $0.09 per common share. On January 26, 2006, our Board of Directors declared a quarterly cash dividend per common share of $0.10, payable on April 19, 2006, to shareholders of record on April 5, 2006. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchase Plan

          For the three months ended March 31, 2006, we repurchased 2.0 million shares of our common stock at an average price of $52.05 per share for $104 million. Through March 31, 2006, we have repurchased approximately 34.4 million shares of our common stock at an average price of $43.16 for approximately $1.5 billion under our share repurchase program. At March 31, 2006, the total available for repurchases under the remaining authorizations was $618 million.

          Contractual Obligations and Commitments

          A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 10 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase products or services at December 31, 2005 is contained in Note 14 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K. See Note 6 to the interim consolidated financial statements for information regarding the status of legal matters involving the Company.

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

Impact of New Accounting Standard

          Effective January 1, 2006, we adopted SFAS 123R using the modified prospective approach. See Notes 1 and 2 to the interim consolidated financial statements for further details.

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

          We would like to take advantage of the “safe harbor” provisions of the Litigation Reform Act in connection with the forward-looking statements included in this document. The risks and other factors that could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements may include, but are not limited to, unanticipated expenditures, changing relationships with customers, payers, suppliers and strategic partners, competitive environment, changes in government regulations, conditions of the economy and other factors described in our 2005 Annual Report on Form 10-K and subsequent filings.

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

(b)

During the first quarter of 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          See Note 6 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

January 1, 2006 – January 31, 2006	119,000	$49.43	119,000	$716,141

February 1, 2006 – February 28, 2006	1,058,900	$51.89	1,058,900	$661,190

March 1, 2006 - March 31, 2006	819,800	$52.63	819,800	$618,046

Total	1,997,700	$52.05	1,997,700	$618,046

          In 2003, our Board of Directors authorized a share repurchase program, which permitted us to purchase up to $600 million of our common stock. In July 2004, our Board of Directors authorized us to purchase up to an additional $300 million of our common stock. Under a separate authorization from our Board of Directors, in December 2004 we repurchased 5.4 million shares of our common stock for approximately $254 million from GlaxoSmithKline plc. In January 2005, our Board of Directors expanded the share repurchase authorization by an additional $350 million. In January 2006, our Board of Directors expanded the share repurchase authorization by an additional $600 million.

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

April 28, 2006
Quest Diagnostics Incorporated

By	/s/ Surya N. Mohapatra

Surya N. Mohapatra, Ph.D.
Chairman, President and
Chief Executive Officer

By	/s/ Robert A. Hagemann

Robert A. Hagemann
Senior Vice President and
Chief Financial Officer