Form 10-Q
period 2006-06-30
QUEST DIAGNOSTICS INC
filed 2006-07-31
CIK 1022079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
Commission file number 001-12215

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
Yes ☐ No ☒

As of July 21, 2006, there were 197,132,513 outstanding shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net revenues	$1,584,335	$1,377,529	$3,139,743	$2,697,014

Operating costs and expenses:
Cost of services	936,432	798,678	1,859,416	1,578,760
Selling, general and administrative	363,339	315,674	721,529	624,022
Amortization of intangible assets	2,257	933	4,595	1,864
Other operating expense, net	19,682	1,091	47,037	1,302

Total operating costs and expenses	1,321,710	1,116,376	2,632,577	2,205,948

Operating income	262,625	261,153	507,166	491,066

Other income (expense):
Interest expense, net	(22,662)	(12,640)	(46,186)	(25,423)
Minority share of income	(5,850)	(5,072)	(11,258)	(10,085)
Equity earnings in unconsolidated joint ventures	6,632	6,440	14,644	13,654
Other income (expense), net	(12,686)	(544)	4,754	211

Total non-operating expenses, net	(34,566)	(11,816)	(38,046)	(21,643)

Income before taxes	228,059	249,337	469,120	469,423
Income tax expense	96,082	100,248	192,507	188,723

Net income	$131,977	$149,089	$276,613	$280,700

Earnings per common share:
Basic	$0.67	$0.74	$1.40	$1.39
Diluted	$0.66	$0.72	$1.38	$1.36

Weighted average common shares outstanding:
Basic	198,013	202,597	198,204	202,158
Diluted	200,586	206,554	200,810	206,348

Dividends per common share	$0.10	$0.09	$0.20	$0.18

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2006 AND DECEMBER 31, 2005
(in thousands, except per share data)
(unaudited)

	June 30, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$150,679	$92,130
Accounts receivable, net of allowance for doubtful accounts of $198,347 and $193,754 at June 30, 2006 and December 31, 2005, respectively	800,279	732,907
Inventories	71,463	77,939
Deferred income taxes	121,282	107,442
Prepaid expenses and other current assets	75,608	59,079

Total current assets	1,219,311	1,069,497
Property, plant and equipment, net	742,030	753,663
Goodwill, net	3,200,649	3,197,227
Intangible assets, net	140,799	147,383
Other assets	144,805	138,345

Total assets	$5,447,594	$5,306,115

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$814,575	$764,453
Short-term borrowings and current portion of long-term debt	291,935	336,839

Total current liabilities	1,106,510	1,101,292
Long-term debt	1,240,613	1,255,386
Other liabilities	197,471	186,453
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 and 300,000 shares authorized at June 30, 2006 and December 31, 2005, respectively; 213,734 and 213,674 issued at June 30, 2006 and December 31, 2005, respectively	2,137	2,137
Additional paid-in capital	2,177,011	2,175,533
Retained earnings	1,529,467	1,292,510
Unearned compensation	—	(3,321)
Accumulated other comprehensive loss	(1,167)	(6,205)
Treasury stock, at cost; 16,663 and 15,219 shares at June 30, 2006 and
December 31, 2005, respectively	(804,448)	(697,670)

Total stockholders’ equity	2,903,000	2,762,984

Total liabilities and stockholders’ equity	$5,447,594	$5,306,115

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(in thousands)
(unaudited)

	Six Months Ended June 30,

	2006	2005

Cash flows from operating activities:
Net income	$276,613	$280,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,620	85,531
Provision for doubtful accounts	123,773	119,266
Stock-based compensation expense	39,489	790
Provision for restructuring and other special charges	53,061	—
Deferred income tax benefit	(40,185)	(10,439)
Minority share of income	11,258	10,085
Tax benefits associated with stock-based compensation plans	—	19,920
Excess tax benefits from stock-based compensation arrangements	(25,533)	—
Other, net	(1,866)	(1,135)
Changes in operating assets and liabilities:
Accounts receivable	(191,144)	(163,363)
Accounts payable and accrued expenses	28,458	14,688
Integration, settlement and other special charges	(408)	(1,105)
Income taxes payable	49,553	30,248
Other assets and liabilities, net	(10,578)	(14,677)

Net cash provided by operating activities	411,111	370,509

Cash flows from investing activities:
Capital expenditures	(88,144)	(123,870)
Business acquisition, net of cash acquired	(1,042)	(19,323)
Decrease (increase) in investments and other assets	13,492	(23,664)

Net cash used in investing activities	(75,694)	(166,857)

Cash flows from financing activities:
Repayments of debt	(60,085)	(100,465)
Proceeds from borrowings	—	99,999
Decrease in book overdrafts	(13,715)	—
Purchases of treasury stock	(253,975)	(91,988)
Exercise of stock options	73,303	64,163
Excess tax benefits from stock-based compensation arrangements	25,533	—
Dividends paid	(37,686)	(33,228)
Distributions to minority partners	(9,515)	(11,328)
Financing costs paid	(728)	—

Net cash used in financing activities	(276,868)	(72,847)

Net change in cash and cash equivalents	58,549	130,805

Cash and cash equivalents, beginning of period	92,130	73,302

Cash and cash equivalents, end of period	$150,679	$204,107

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The computation of basic and diluted earnings per common share (using the if-converted method) was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Net income available to common stockholders – basic	$131,977	$149,089	$276,613	$280,700
Add: Interest expense associated with the Debentures, net of related tax effects	—	—	—	82

Net income available to common stockholders – diluted	$131,977	$149,089	$276,613	$280,782

Weighted average common shares outstanding – basic	198,013	202,597	198,204	202,158

Effect of dilutive securities:
Stock options, restricted common shares and performance share units	2,573	3,957	2,606	3,884
Debentures	—	—	—	306

Weighted average common shares outstanding – diluted	200,586	206,554	200,810	206,348

Basic earnings per common share	$0.67	$0.74	$1.40	$1.39

Diluted earnings per common share	$0.66	$0.72	$1.38	$1.36

          Stock-Based Compensation

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, revised 2004, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that companies recognize compensation cost relating to share-based payment transactions based on the fair value of the equity or liability instruments issued. SFAS 123R is effective for annual periods beginning after January 1, 2006. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective approach and therefore has not restated results for prior periods. Under this approach, awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS 123R. Unvested awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“SFAS 148”), except that compensation cost will be recognized in the Company’s results of operations.

          Pursuant to the provisions of SFAS 123R, the Company records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision. Stock-based compensation expense associated with performance share units is recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in earnings in the period of the revision. The Company recognizes stock-based compensation expense related to the Company’s Amended Employee Stock Purchase Plan (“ESPP”) based on the 15% discount at purchase. See Note 2 for a further discussion of stock-based compensation.

          Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations and chose to adopt the disclosure-only provisions of SFAS 123, as amended by SFAS 148. Under this approach, the cost of restricted stock awards was expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company’s ESPP was disclosed, based on the vesting provisions of the individual grants, but not charged to expense. Stock-based compensation expense recorded in

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

accordance with APB 25, relating to restricted stock awards, was $0.6 million and $0.8 million for the three and six months ended June 30, 2005.

          New Accounting Standard

          In July 2006, the FASB issued Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company as of January 1, 2007. The Company is currently assessing the impact, if any, of FIN 48 on its financial statements.

2.      STOCK-BASED COMPENSATION

          For the three and six months ended June 30, 2006, the stock-based compensation expense recorded in accordance with SFAS 123R totaled $20 million ($12 million, net of tax, or $0.06 per basic and diluted share) and $39 million ($24 million, net of tax, or $0.12 per basic and diluted share), respectively. In addition, in connection with the adoption of SFAS 123R, net cash provided by operating activities decreased and net cash provided by financing activities increased in the first half of 2006 by $26 million related to excess tax benefits from stock-based compensation arrangements.

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

          Employee Stock Purchase Plan

          The Company’s ESPP, which replaces the Company’s prior plan, was approved by the Company’s shareholders at the 2006 Annual Meeting of Shareholders. Under the Company’s ESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics common stock at 85% of the market price of the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Company’s common stock on the last business day of each calendar month. Under the ESPP, the maximum number of shares of Quest Diagnostics common stock which may be purchased by eligible employees, is 5 million.

          In general, the Company’s practice has been to issue shares related to its stock-based compensation program from shares of its common stock held in treasury. See Note 7 for further information regarding the Company’s share repurchase program.

          The fair value of stock option awards is estimated on the date of grant using a lattice-based option-valuation model that uses the assumptions in the following table. The expected volatility under the lattice-based option-valuation model was based on the current and the historical implied volatilities from traded options of the Company’s stock. The dividend yield was based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities ranging from one month to seven years. The expected life of the options granted was estimated using the historical exercise behavior of employees.

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Weighted average fair value of options at grant date	$16.56	$14.89	$13.88	$14.18
Expected volatility	20.8%	22.4%	18.1%	23.0%
Dividend yield	0.7%	0.7%	0.7%	0.7%
Risk-free interest rate	5.0%	3.9% - 4.0%	4.6%	3.9% - 4.0%
Expected holding period, in years	5.9 – 6.3	5.4 – 6.2	5.6 – 6.2	5.4 – 6.2

          The fair value of restricted stock awards and performance share units is the average market price of the Company’s common stock at the date of grant.

          Transactions under stock option plans as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Options outstanding at December 31, 2005	15,048	$34.33
Options granted	2,462	52.48
Options exercised	(2,902)	26.14
Options terminated	(188)	47.00

Options outstanding at June 30, 2006	14,420	$38.90	6.3	$303

Vested and expected to vest at June 30, 2006	14,105	$38.64	6.3	$300

Exercisable at June 30, 2006	9,045	$33.08	6.1	$243

          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three and six months ended June 30, 2006 was $46 million and $82 million, respectively. Total intrinsic value of options exercised for the three and six months ended June 30, 2005 was $28 million and $63 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          As of June 30, 2006, there was $35 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 2.1 years.

          Incentive stock awards, including restricted stock awards and performance share units, as of June 30, 2006 and changes during the six months ended June 30, 2006 were as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value

Nonvested incentive shares at December 31, 2005	107	$49.71
Incentive shares granted	980	52.27
Incentive shares vested	(31)	50.03
Incentive shares forfeited and canceled	(28)	51.75

Nonvested incentive shares at June 30, 2006	1,028	$52.08

          As of June 30, 2006, there was $36 million of unrecognized stock-based compensation cost related to nonvested incentive stock awards which is expected to be recognized over a weighted average period of 2.2 years. Total fair value of shares vested was $0.4 million and $1.7 million for the three and six months ended June 30, 2006. Total fair value of shares vested for the three and six months ended June 30, 2005 was not material.

          For the three and six months ended June 30, 2006, stock-based compensation expense totaled $20 million and $39 million, respectively. For the three and six months ended June 30, 2005, stock-based compensation expense totaled $0.6 million and $0.8 million, respectively. Income tax benefits related to stock-based compensation expense totaled $8.0 million and $15.7 million for the three and six months ended June 30, 2006, respectively. Income tax benefits related to stock-based compensation expense totaled $0.2 million and $0.3 million for the three and six months ended June 30, 2005, respectively.

          The following pro forma information is presented for comparative purposes and illustrates the pro forma effect on net income and earnings per share for the periods presented, as if the Company had elected to recognize compensation cost associated with stock option awards and employee stock purchases under the Company’s ESPP, consistent with the method prescribed by SFAS 123, as amended by SFAS 148 (in thousands, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net income:
Net income, as reported	$149,089	$280,700
Add: Stock-based compensation under APB 25	600	790
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(8,596)	(19,189)

Pro forma net income	$141,093	$262,301

Earnings per common share:
Basic – as reported	$0.74	$1.39

Basic – pro forma	$0.70	$1.30

Diluted – as reported	$0.72	$1.36

Diluted – pro forma	$0.68	$1.27

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

          The acquisition of LabOne was accounted for under the purchase method of accounting. As such, the cost to acquire LabOne was allocated to the respective assets and liabilities acquired based on their estimated fair values as of the closing date. A preliminary allocation of the costs to acquire LabOne has been made to certain assets and liabilities of LabOne based on preliminary estimates. The Company is continuing to assess the estimated fair values of the assets and liabilities acquired and the portion of goodwill allocable to its clinical laboratory testing business and its risk assessment business. The Company’s management expects to complete the purchase price allocation and the allocation of goodwill to its clinical laboratory testing business and its risk assessment business during the third quarter of 2006. The consolidated financial statements include the results of operations of LabOne subsequent to the closing of the acquisition.

          Pro Forma Combined Financial Information

          The following unaudited pro forma combined financial information for the three and six months ended June 30, 2005 assumes that the LabOne acquisition was completed on January 1, 2005 (in thousands, except per share data):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net revenues	$1,509,032	$2,957,118
Net income	150,109	282,089

Basic earnings per common share:
Net income	$0.74	$1.40
Weighted average common shares outstanding – basic diluted	202,597	202,158

Diluted earnings per common share:
Net income	$0.73	$1.37
Weighted average common shares outstanding – diluted	206,554	206,348

          The unaudited pro forma combined financial information presented above reflects certain reclassifications to the historical financial statements of LabOne to conform LabOne’s accounting policies and classification of certain costs and expenses to that of Quest Diagnostics. These adjustments had no impact on pro forma net income. Pro forma results for the three and six months ended June 30, 2005 exclude $0.2 million and $0.6 million, respectively, of transaction related costs, which were incurred and expensed by LabOne in conjunction with its acquisition by Quest Diagnostics.

4. INTEGRATION ACTIVITIES

          During the first quarter of 2006, the Company finalized its plan related to the integration of LabOne. The plan focuses on rationalizing the Company’s testing capacity, infrastructure and support services in markets, which are served by both LabOne and Quest Diagnostics.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          In conjunction with finalizing the LabOne integration, the Company recorded $23 million of costs during the first quarter of 2006. The majority of these costs relate to employee severance. Employee groups affected as a result of this plan included those involved in the testing of specimens, as well as administrative and other support functions. Of the total costs indicated above, $21 million related to actions that impact Quest Diagnostics’ employees and its operations and were comprised principally of employee severance benefits for approximately 600 employees. These costs were accounted for as a charge to earnings and included in “other operating expenses, net” within the consolidated statements of operations.

          In addition, $2.6 million of integration costs, related to actions that impact the employees and operations of LabOne, were accounted for as a cost of the LabOne acquisition and included in goodwill during the first quarter of 2006. Of the $2.6 million, $1.2 million related to asset write-offs with the remainder primarily associated with employee severance benefits for approximately 95 employees.

          While the majority of the accrued integration costs at June 30, 2006 of $21 million are expected to be paid in the remainder of 2006 and 2007, there are certain severance costs that have payment terms extending into 2008.

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

5. GOODWILL AND INTANGIBLE ASSETS

          Goodwill at June 30, 2006 and December 31, 2005 consisted of the following:

	June 30,	December 31,
	2006	2005

Goodwill	$3,381,841	$3,385,280
Less: accumulated amortization	(181,192)	(188,053)

Goodwill, net	$3,200,649	$3,197,227

          The changes in the gross carrying amount of goodwill for the six-month period ended June 30, 2006 and for the year ended December 31, 2005 are as follows:

	June 30, 2006	December 31, 2005

Balance at beginning of period	$3,385,280	$2,695,003
Goodwill acquired during the period	3,422	697,766
Other	(6,861)	(7,489)

Balance at end of period	$3,381,841	$3,385,280

For the year ended December 31, 2005, the increase in goodwill was primarily related to the acquisition of LabOne. During the fourth quarter of 2005, the Company recorded a $7.5 million charge, which was included in “other operating expense, net” in the consolidated statement of operations, to write off all of the goodwill associated with its test kit manufacturing subsidiary, NID. In connection with the Company’s decision to discontinue the operations of NID in the second quarter of 2006, the Company eliminated the goodwill and related accumulated amortization associated with NID, which had no impact on goodwill, net.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Intangible assets at June 30, 2006 and December 31, 2005 consisted of the following:

	Weighted Average Amortization Period	June 30, 2006			December 31, 2005

		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Amortizing intangible assets:
Customer-related intangibles	20 years	$172,522	$(43,014)	$129,508	$172,522	$(39,297)	$133,225
Non-compete agreements	5 years	45,732	(44,766)	966	45,707	(44,221)	1,486
Other	4 years	5,027	(4,102)	925	7,044	(3,772)	3,272

Total	20 years	$223,281	$(91,882)	$131,399	$225,273	$(87,290)	$137,983

          Amortization expense related to intangible assets was $2.3 million and $0.9 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, amortization expense related to intangible assets was $4.6 million and $1.9 million respectively.

          The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2006 is as follows:

Fiscal Year Ending
December 31,

Remainder of 2006	$4,455
2007	7,710
2008	7,516
2009	7,102
2010	6,854
2011	6,819
Thereafter	90,943

Total	$131,399

          Intangible assets not subject to amortization at both June 30, 2006 and December 31, 2005 consisted of $9.4 million of tradenames.

6. COMMITMENTS AND CONTINGENCIES

          In support of its risk management program, the Company has standby letters of credit issued under its letter of credit lines to ensure its performance or payment to third parties, which amounted to $69 million at June 30, 2006. The letters of credit, which are renewed annually, primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

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

          The Company has entered into several settlement agreements with various government and private payers during recent years relating to industry-wide billing and marketing practices that had been substantially discontinued by the mid-1990s. Many aspects of our business are subject to complex federal, state and local regulations, and federal or state governments may bring additional claims based on new theories as to the Company’s practices which management believes to be in compliance with law. In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers alleging inappropriate billing practices.

          The Company is aware of certain pending lawsuits related to billing practices filed under the qui tam provisions of the False Claims Act and other federal and state statutes. These lawsuits include class action and individual claims by patients arising out of the Company’s billing practices. The Company also receives subpoenas and other inquiries from federal, state and local governments regarding the Company’s billing and other practices and operations. In addition, the Company is involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against the Company involve claims that are substantial in amount.

          During the fourth quarter of 2004, the Company and NID each received a subpoena from the United States Attorney’s Office for the Eastern District of New York. The subpoenas request a wide range of business records, including documents regarding testing and test kits related to parathyroid hormone (“PTH”) testing. The Company and NID have been cooperating with the United States Attorney’s Office. In connection with such cooperation, the Company has been providing information and producing various witnesses and business records of NID and the Company, including documents related to testing and various test kits manufactured by NID. Many of these documents relate to tests other than PTH tests, and were not requested in the initial subpoenas. The government may issue additional subpoenas in the course of its investigation. This investigation by the United States Attorney’s Office could lead to civil and criminal damages, fines and penalties and additional liabilities from third party claims. In the second and third quarters of 2005, the U.S. Food and Drug Administration (“FDA”) conducted an inspection of NID and issued a Form 483 listing the observations made by the FDA during the course of the inspection. NID is cooperating with the FDA and has filed its responses to the Form 483. Noncompliance with the FDA regulatory requirements or failure to take adequate and timely corrective action could lead to regulatory or enforcement action against NID and/or the Company, including, but not limited to, a warning letter, injunction, suspension of production and/or distribution, seizure or recall of products, fines or penalties, denial of pre-market clearance for new or changed products, recommendation against award of government contracts and criminal prosecution. On April 19, 2006, the Company decided to discontinue the operations of NID. See Note 9 for further details.

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

          During the second quarter of 2006, the Company received a subpoena from the California Attorney General’s Office. The subpoena seeks various documents including documents relating to billings to MediCal, the California Medicaid program. The subpoena seeks documents from various time frames ranging from three to ten years. The Company is cooperating with the California Attorney General’s Office.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Management has established reserves in accordance with generally accepted accounting principles for the matters discussed above, where appropriate. Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid. However, the Company understands that there may be pending qui tam claims brought by former employees or other “whistle blowers”, or other pending claims as to which the Company has not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

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

7. STOCKHOLDERS’ EQUITY

          Changes in stockholders’ equity for the six months ended June 30, 2006 were as follows:

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compen- sation	Accumulated Other Compre- hensive Income (loss)	Treasury Stock, at Cost	Compre- hensive Income

Balance, December 31, 2005	198,455	$2,137	$2,175,533	$1,292,510	$(3,321)	$(6,205)	$(697,670)
Net income				276,613				$276,613
Other comprehensive income						5,038		5,038

Comprehensive income								$281,651

Dividends declared				(39,656)
Reclassification upon adoption of SFAS123R			(3,321)		3,321

Issuance of common stock under benefit plans	380		(2,909)				14,912
Stock-based compensation expense			39,489
Exercise of stock options	2,853		(58,982)				132,285
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(10)		(524)
Tax benefits associated with stock-based compensation plans			27,725
Purchases of treasury stock	(4,607)						(253,975)

Balance, June 30, 2006	197,071	$2,137	$2,177,011	$1,529,467	$—	$(1,167)	$(804,448)

          For the three months ended June 30, 2006, total comprehensive income was $135 million.

          For the three months ended June 30, 2006, the Company repurchased 2.6 million shares of its common stock at an average price of $57.49 per share for $150 million. For the six months ended June 30, 2006, the Company repurchased 4.6 million shares of its common stock at an average price of $55.13 per share for $254 million. For the three and six months

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

ended June 30, 2006, the Company reissued 1.5 million and 3.2 million shares, respectively, for employee benefit plans. Since the inception of the share repurchase program in May 2003 through June 30, 2006, the Company has repurchased 37.0 million shares of its common stock at an average price of $44.16 for approximately $1.6 billion. At June 30, 2006, $468 million of the share repurchase authorizations remained available.

          During each of the quarters of 2006 and 2005, the Company’s Board of Directors has declared a quarterly cash dividend of $0.10 and $0.09 per common share, respectively.

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

          For the three months ended June 30, 2005, total comprehensive loss was $149 million.

          For the three months ended June 30, 2005, the Company repurchased approximately 0.6 million shares of its common stock at an average price of $53.03 per share for $30 million. For the six months ended June 30, 2005, the Company repurchased approximately 1.8 million shares of its common stock at an average price of $50.64 per share for $92 million. For the three and six months ended June 30, 2005, the Company reissued approximately 1.2 million and 2.7 million shares, respectively, for employee benefit plans. For the six months ended June 30, 2005, the Company reissued approximately 5.6 million shares in connection with the conversion of its Debentures.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

8. SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Depreciation expense	$47,303	$42,071	$94,025	$83,667

Interest expense	(24,268)	(13,359)	(48,755)	(26,376)
Interest income	1,606	719	2,569	953

Interest expense, net	(22,662)	(12,640)	(46,186)	(25,423)

Interest paid	25,641	2,974	47,537	24,975
Income taxes paid	174,260	142,581	182,873	148,977

Non-cash financing activities:
Conversion of Debentures	$—	$—	$—	$244,338

          For the three and six months ended June 30, 2006, “other income (expense), net” included a $12.3 million charge associated with the write-down of an investment. “Other income (expense), net” for the six months ended June 30, 2006 also included a $16 million gain on the sale of an investment in the first quarter of 2006.

9. NID

          During the fourth quarter of 2005, NID, the Company’s test kit manufacturing subsidiary, instituted its second voluntary product hold within a six-month period, due to quality issues, which has adversely impacted the operating performance of NID. As a result, the Company evaluated a number of strategic options for NID. On April 19, 2006, the Company decided to discontinue NID’s operations and is in the process of winding down NID’s operations. The decision to discontinue NID’s operations is currently expected to result in pre-tax charges totaling between $33 million and $38 million. Of these charges, $28 million was recorded in the second quarter of 2006 and the balance will be recorded principally in the third quarter of 2006. The $28 million charge included $7.4 million related to the write-off of inventories, which was recorded in “cost of services”. The remaining charge of $21 million recorded in the second quarter of 2006 was included in “other operating expense, net” and was comprised of asset impairment charges of $4.6 million, employee termination benefits of $5.3 million, contract termination costs of $6.0 million and $5.0 million of costs to support activities to wind down the business, principally comprised of employee costs and professional fees. The costs accrued are expected to be paid principally in 2006 and 2007.

          The ongoing government investigation and regulatory review of NID continue (see Note 6). While management does not believe that these matters will have a material adverse impact on the Company’s overall financial condition, their final resolution could be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid.

          The table below indicates the major classes of NID’s assets and liabilities as of June 30, 2006 (amounts in thousands):

Cash	$1,245
Accounts receivable	211
Inventory	85
Property, plant and equipment, net	2,223
Other	749

Total assets	4,513

Accounts payable and accrued expenses	18,525

Net assets	$(14,012)

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

          All other operating segments include the Company’s non-clinical laboratory testing businesses and consist of its risk assessment services business, its clinical trials testing business, its healthcare information technology business, MedPlus and its test kit manufacturing subsidiary, NID. The Company’s risk assessment business, acquired as part of the LabOne acquisition in 2005 (see Note 3), provides underwriting support services to the life insurance industry including teleunderwriting, specimen collection and paramedical examinations, laboratory testing, medical record retrieval, motor vehicle reports, telephone inspections and credit checks. The Company’s clinical trials testing business provides clinical laboratory testing performed in connection with clinical research trials on new drugs. MedPlus is a developer and integrator of clinical connectivity and data management solutions for healthcare organizations, physicians and clinicians. NID manufactures and markets diagnostic test kits and systems. On April 19, 2006, the Company decided to discontinue NID’s operations (see Note 9 for further details).

          Substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

          The following table is a summary of segment information for the three and six months ended June 30, 2006 and 2005. Segment asset information is not presented since it is not reported to or used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, including amortization of intangible assets, are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statement contained in the Company’s 2005 Annual Report on Form 10-K and Note 1 to the interim consolidated financial statements.

	Three Months Ended June 30,			Six Months Ended June 30,

	2006		2005	2006		2005

Net revenues:
Clinical laboratory testing business	$1,460,983		$1,324,277	$2,898,469		$2,591,830
All other operating segments	123,352		53,252	241,274		105,184

Total net revenues	$1,584,335		$1,377,529	$3,139,743		$2,697,014

Operating earnings (loss):
Clinical laboratory testing business	$323,249	(a)	$284,984	$607,809	(a) (b)	$532,987
All other operating segments	(27,719	) (c)	(3,800)	(39,058	) (c)	(2,318)
General corporate expenses	(32,905	) (d)	(20,031)	(61,585	) (d)	(39,603)

Total operating income	262,625		261,153	507,166		491,066
Non-operating expenses, net	(34,566)		(11,816)	(38,046)		(21,643)

Income before income taxes	228,059		249,337	469,120		469,423
Income tax expense	96,082		100,248	192,507		188,723

Net income	$131,977		$149,089	$276,613		$280,700

(a)	During 2006, $11 million and $24 million of stock-based compensation expense was recorded which reduced operating income for the three and six months ended June 30, 2006, respectively.

(b)	During the six months ended June 30, 2006, operating income included $27 million of special charges, primarily associated with integration activities (See Note 4).

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

(c)

During 2006, $1.2 million and $2.1 million of stock-based compensation expense was recorded which reduced operating income for the three and six months ended June 30, 2006, respectively. In addition, NID’s performance reduced operating income for the three and six months ended June 30, 2006 by $35 million and $49 million, respectively, and included $28 million of pretax charges recorded in the second quarter of 2006 related to the wind-down of NID’s operations.

(d)	During 2006, $7.9 million and $14 million of stock-based compensation expense was recorded which reduced operating income for the three and six months ended June 30, 2006, respectively.

11. SUBSEQUENT EVENTS

          Acquisition of Focus Diagnostics, Inc.

          On July 5, 2006, the Company completed its previously announced acquisition of Focus Diagnostics, Inc. (“Focus”) in an all-cash transaction valued at $206 million including approximately $3 million of assumed debt of Focus. Focus is a leading provider of infectious and immunologic diseases testing and develops and markets diagnostic products. Focus offers its reference testing services to large academic medical centers, hospitals and commercial laboratories. The Company financed the acquisition and related transaction costs together with the repayment of substantially all of Focus’s debt outstanding with $135 million of borrowings under its secured receivables credit facility and with cash on hand. The acquisition will be accounted for under the purchase method of accounting.

          Repayment of Senior Notes

         The Company’s 6¾% senior notes due 2006, which have an aggregate principal amount of $275 million outstanding at June 30, 2006, matured in July 2006. On July 12, 2006, the Company repaid the $275 million outstanding under the 6¾% senior notes due 2006 with $165 million of borrowings under its secured receivables credit facility, $75 million of borrowings under its senior unsecured revolving credit facility and cash on hand.

12. SUMMARIZED FINANCIAL INFORMATION

          The Company’s 5.125% senior notes due 2010, 5.45% senior notes due 2015, 6¾% senior notes due 2006, 7½% senior notes due 2011 and the Debentures are fully and unconditionally guaranteed by the Company’s wholly owned subsidiaries that operate clinical laboratories in the United States (the “Subsidiary Guarantors”). With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign subsidiaries and less than wholly owned subsidiaries. In January 2005, the Company completed its redemption of all of its outstanding Debentures (see Note 10 to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K for further details). In July 2006, the Company repaid at maturity the $275 million outstanding under its 6¾% senior notes due 2006.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2006

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$242,810	$1,254,517	$180,838	$(93,830)	$1,584,335

Operating costs and expenses:
Cost of services	126,360	747,499	62,573	—	936,432
Selling, general and administrative	40,045	265,258	63,553	(5,517)	363,339
Amortization of intangible assets	363	1,894	—	—	2,257
Royalty (income) expense	(98,068)	98,068	—	—	—
Other operating expense (income), net	(1,359)	13,017	8,024	—	19,682

Total operating costs and expenses	67,341	1,125,736	134,150	(5,517)	1,321,710

Operating income	175,469	128,781	46,688	(88,313)	262,625
Non-operating expenses, net	(48,096)	(74,007)	(776)	88,313	(34,566)

Income before taxes	127,373	54,774	45,912	—	228,059
Income tax expense	51,993	21,909	22,180	—	96,082

Income before equity earnings	75,380	32,865	23,732	—	131,977
Equity earnings from subsidiaries	56,597	—	—	(56,597)	—

Net income	$131,977	$32,865	$23,732	$(56,597)	$131,977

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2005

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$224,352	$1,086,547	$132,474	$(65,844)	$1,377,529

Operating costs and expenses:
Cost of services	122,143	630,079	46,456	—	798,678
Selling, general and administrative	24,495	227,745	68,702	(5,268)	315,674
Amortization of intangible assets	457	467	9	—	933
Royalty (income) expense	(89,446)	89,446	—	—	—
Other operating expense (income), net	1,088	(2)	5	—	1,091

Total operating costs and expenses	58,737	947,735	115,172	(5,268)	1,116,376

Operating income	165,615	138,812	17,302	(60,576)	261,153
Non-operating expenses, net	(15,519)	(56,084)	(789)	60,576	(11,816)

Income before taxes	150,096	82,728	16,513	—	249,337
Income tax expense	60,324	33,091	6,833	—	100,248

Income before equity earnings	89,772	49,637	9,680	—	149,089
Equity earnings from subsidiaries	59,317	—	—	(59,317)	—

Net income	$149,089	$49,637	$9,680	$(59,317)	$149,089

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2006

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$473,816	$2,499,390	$346,967	$(180,430)	$3,139,743

Operating costs and expenses:
Cost of services	254,504	1,483,221	121,691	—	1,859,416
Selling, general and administrative	74,163	524,666	133,685	(10,985)	721,529
Amortization of intangible assets	791	3,804	—	—	4,595
Royalty (income) expense	(193,101)	193,101	—	—	—
Other operating expense, net	590	37,857	8,590	—	47,037

Total operating costs and expenses	136,947	2,242,649	263,966	(10,985)	2,632,577

Operating income	336,869	256,741	83,001	(169,445)	507,166
Non-operating (expenses) income, net	(65,248)	(142,755)	512	169,445	(38,046)

Income before taxes	271,621	113,986	83,513	—	469,120
Income tax expense	108,548	45,594	38,365	—	192,507

Income before equity earnings	163,073	68,392	45,148	—	276,613
Equity earnings from subsidiaries	113,540	—	—	(113,540)	—

Net income	$276,613	$68,392	$45,148	$(113,540)	$276,613

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2005

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$431,646	$2,133,730	$260,093	$(128,455)	$2,697,014

Operating costs and expenses:
Cost of services	241,625	1,244,626	92,509	—	1,578,760
Selling, general and administrative	46,297	453,199	134,803	(10,277)	624,022
Amortization of intangible assets	910	936	18	—	1,864
Royalty (income) expense	(175,231)	175,231	—	—	—
Other operating expense, net	1,088	—	214	—	1,302

Total operating costs and expenses	114,689	1,873,992	227,544	(10,277)	2,205,948

Operating income	316,957	259,738	32,549	(118,178)	491,066
Non-operating expenses, net	(29,063)	(110,661)	(97)	118,178	(21,643)

Income before taxes	287,894	149,077	32,452	—	469,423
Income tax expense	115,474	59,630	13,619	—	188,723

Income before equity earnings	172,420	89,447	18,833	—	280,700
Equity earnings from subsidiaries	108,280	—	—	(108,280)	—

Net income	$280,700	$89,447	$18,833	$(108,280)	$280,700

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Balance Sheet
June 30, 2006

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$136,042	$8,296	$6,341	$—	$150,679
Accounts receivable, net	21,028	167,091	612,160	—	800,279
Other current assets	62,462	117,405	88,486	—	268,353

Total current assets	219,532	292,792	706,987	—	1,219,311
Property, plant and equipment, net	197,497	518,248	26,285	—	742,030
Goodwill and intangible assets, net	153,701	3,142,153	45,594	—	3,341,448
Intercompany receivable (payable)	410,836	62,719	(473,555)	—	—
Investment in subsidiaries	3,305,225	—	—	(3,305,225)	—
Other assets	114,473	7,181	41,048	(17,897)	144,805

Total assets	$4,401,264	$4,023,093	$346,359	$(3,323,122)	$5,447,594

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$476,124	$293,618	$44,833	$—	$814,575
Short-term borrowings and current portion of long-term debt	35,326	255,628	981	—	291,935

Total current liabilities	511,450	549,246	45,814	—	1,106,510
Long-term debt	933,111	306,523	979	—	1,240,613
Other liabilities	53,703	134,999	26,666	(17,897)	197,471
Stockholders’ equity	2,903,000	3,032,325	272,900	(3,305,225)	2,903,000

Total liabilities and stockholders’ equity	$4,401,264	$4,023,093	$346,359	$(3,323,122)	$5,447,594

Condensed Consolidating Balance Sheet
December 31, 2005

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$76,941	$4,759	$10,430	$—	$92,130
Accounts receivable, net	31,611	152,314	548,982	—	732,907
Other current assets	43,932	116,099	84,429	—	244,460

Total current assets	152,484	273,172	643,841	—	1,069,497
Property, plant and equipment, net	200,438	523,907	29,318	—	753,663
Goodwill and intangible assets, net	156,314	3,142,702	45,594	—	3,344,610
Intercompany receivable (payable)	418,892	(14,091)	(404,801)	—	—
Investment in subsidiaries	3,199,319	—	—	(3,199,319)	—
Other assets	94,050	7,754	37,784	(1,243)	138,345

Total assets	$4,221,497	$3,933,444	$351,736	$(3,200,562)	$5,306,115

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$433,310	$293,705	$37,438	$—	$764,453
Short-term borrowings and current portion of long-term debt	35,306	240,553	60,980	—	336,839

Total current liabilities	468,616	534,258	98,418	—	1,101,292
Long-term debt	932,950	321,458	978	—	1,255,386
Other liabilities	56,947	107,121	23,628	(1,243)	186,453
Stockholders’ equity	2,762,984	2,970,607	228,712	(3,199,319)	2,762,984

Total liabilities and stockholders’ equity	$4,221,497	$3,933,444	$351,736	$(3,200,562)	$5,306,115

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2006

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$276,613	$68,392	$45,148	$(113,540)	$276,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,094	69,751	5,775	—	98,620
Provision for doubtful accounts	3,059	27,943	92,771	—	123,773
Provision for restructuring and other special charges	—	45,141	7,920	—	53,061
Other, net	(155,492)	14,440	10,675	113,540	(16,837)
Changes in operating assets and liabilities	191,575	(189,600)	(126,094)	—	(124,119)

Net cash provided by operating activities	338,849	36,067	36,195	—	411,111
Net cash used in investing activities	(72,550)	(56,102)	(4,687)	57,645	(75,694)
Net cash provided by (used in) financing activities	(207,198)	23,572	(35,597)	(57,645)	(276,868)

Net change in cash and cash equivalents	59,101	3,537	(4,089)	—	58,549
Cash and cash equivalents, beginning of period	76,941	4,759	10,430	—	92,130

Cash and cash equivalents, end of period	$136,042	$8,296	$6,341	$—	$150,679

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2005

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:

Net income	$280,700	$89,447	$18,833	$(108,280)	$280,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,426	53,946	5,159	—	85,531
Provision for doubtful accounts	2,690	19,788	96,788	—	119,266
Other, net	(89,198)	(1,883)	2,022	108,280	19,221
Changes in operating assets and liabilities	21,573	(48,657)	(107,125)	—	(134,209)

Net cash provided by operating activities	242,191	112,641	15,677	—	370,509
Net cash provided by (used in) investing activities	56,692	(101,450)	(10,647)	(111,452)	(166,857)
Net cash used in financing activities	(161,434)	(13,828)	(9,037)	111,452	(72,847)

Net change in cash and cash equivalents	137,449	(2,637)	(4,007)	—	130,805
Cash and cash equivalents, beginning of period	56,424	6,058	10,820	—	73,302

Cash and cash equivalents, end of period	$193,873	$3,421	$6,813	$—	$204,107

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

          While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for it is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2005. As of June 30, 2006, our critical accounting policies have not changed from December 31, 2005, except for the Company’s accounting for stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, revised 2004, “Share-Based Payment” (“SFAS 123R”).

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

          The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite service period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using a lattice-based option-valuation model which requires management to make certain assumptions regarding: (i) the expected volatility in the market price of the Company’s common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). The expected volatility under the lattice-based option-valuation model is based on the current and the historical implied volatilities from traded options of our stock. The dividend yield is based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities ranging from one month to seven years. The expected life of the awards granted is estimated using the historical exercise behavior of employees. In addition, SFAS 123R requires us to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. If actual forfeiture rates are materially different from our estimates, stock-based compensation expense could be significantly different from what we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as considered necessary. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision. Finally, the terms of our performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. The actual amount of any stock award is based on the Company’s earnings per share growth for the performance period compared to that of a peer group of companies. Stock-based compensation expense associated with performance share units is recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. If the actual number of performance share units earned is different from our estimates, stock-based compensation could be significantly different from what we have recorded in the current period. We periodically obtain and review publicly available financial information for the members of the peer group and the Company, including forecasted earnings estimates. This information is used to evaluate our progress towards achieving the performance criteria and our estimate of the number of performance share units expected to be earned at the end of the performance period. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in earnings in the period of the revision. While the assumptions used to calculate and account for stock-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to our assumptions and estimates, our stock-based compensation expense could be materially different in the future. See Notes 1 and 2 to the interim consolidated financial statements for a further discussion of stock-based compensation.

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

          During the first quarter of 2006, we finalized our plan related to the integration of LabOne and recorded $23 million of costs, primarily comprised of employee severance benefits. Employee groups affected as a result of this plan include those involved in the testing of specimens, as well as administrative and other support functions. Of the total costs indicated above, $21 million related to actions that impact Quest Diagnostics’ employees and its operations and are comprised principally of employee severance benefits for approximately 600 employees. These costs were accounted for as a charge to earnings and included in “other operating expenses, net” within the consolidated statements of operations.

          In addition, $2.6 million of integration costs, related to actions that impact the employees and operations of LabOne, were accounted for as a cost of the LabOne acquisition and included in goodwill. Of the $2.6 million, $1.2 million related to asset write-offs with the remainder primarily associated with employee severance benefits for approximately 95 employees.

          While the majority of the accrued integration costs are expected to be paid in 2006 and 2007, there are certain severance costs that have payment terms extending into 2008.

          Upon completion of the LabOne integration, we expect to realize approximately $40 million of annual synergies and we expect to achieve this annual rate of synergies by the end of 2007.

Results of Operations

          Our clinical testing business currently represents our one reportable business segment. The clinical testing business accounts for approximately 92% and 96% of consolidated net revenues in 2006 and 2005, respectively. Our other operating segments consist of our risk assessment services business, our clinical trials testing business, our healthcare information technology business, MedPlus and our test kit manufacturing subsidiary, NID. Our business segment information is disclosed in Note 10 to the interim consolidated financial statements.

          Three and Six Months Ended June 30, 2006 Compared with Three and Six Months Ended June 30, 2005

          Net income for the three months ended June 30, 2006 decreased to $132 million, or $0.66 per diluted share, compared to $149 million, or $0.72 per diluted share in 2005. For the six months ended June 30, 2006, net income decreased to $277 million, or $1.38 per diluted share compared to $281 million or $1.36 per diluted share in 2005. These decreases in reported earnings are a result of NID’s performance, which has more than offset the strong performance in our clinical testing operations. For the three and six months ended June 30, 2006, NID’s performance reduced reported earnings by $24 million or $0.12 per share, and $34 million, or $0.17 per share, respectively, and included second quarter pre-tax charges of $28 million related to the wind-down of NID’s operations. On April 19, 2006, the Company decided to discontinue the operations of NID and is in the process of winding down NID’s operations.

          Our results for the three and six months ended June 30, 2006 were favorably impacted by our clinical testing business, driven by organic revenue growth and increases in operating efficiencies resulting from our Six Sigma and standardization efforts. Results for the six months ended June 30, 2006 included pre-tax special charges of $27 million, or $0.08 per share, recorded in the first quarter primarily associated with integration activities. In addition, the year-to-date results for 2006 include pre-tax net gains of $4 million, or $0.01 per diluted share, consisting of a first quarter gain of $16 million, or $0.05 per diluted share, related to a gain on the sale of an investment partially offset by a second quarter loss of $12 million, or $0.04 per diluted share, related to the write-off of an investment. Also, results for the quarter and six months ended June 30, 2006, included pre-tax expenses of $20 million, or $0.06 per share, and $39 million, or $0.12 per share, respectively, associated with stock-based compensation recorded in accordance with SFAS 123R.

          Net Revenues

          Net revenues for the three and six months ended June 30, 2006 grew by 15.0% and 16.4% over the prior year levels to $1.6 billion and $3.1 billion, respectively. The acquisition of LabOne contributed about 10% to the consolidated revenue growth for each period. Approximately 55% of LabOne’s net revenues are generated from risk assessment services provided to life insurance companies, with the remainder classified as clinical laboratory testing. The performance at NID reduced consolidated revenue growth by approximately 1% for both periods.

          Our clinical testing business grew 10.3% and 11.8%, respectively for the three and six months ended June 30, 2006, with the acquisition of LabOne contributing almost 5% for both periods, principally reflected in volume. For the three and six months ended June 30, 2006, clinical testing volume increased 5.7% and 7.2%, respectively, compared to the prior year periods. Average revenue per requisition improved 4.4% for both periods. The increase in revenue per requisition was principally driven by a shift to a more esoteric test mix and an increase in the number of tests ordered per requisition.

          Our businesses other than clinical laboratory testing accounted for approximately 8% of our consolidated net revenues for the three and six months ended June 30, 2006. These businesses include our clinical trials testing business and our healthcare information technology business (MedPlus), whose growth rates did not significantly affect our consolidated growth rate. In addition, we consider the risk assessment business, acquired as part of the LabOne acquisition, and NID to be non-clinical laboratory testing businesses. The risk assessment business represents approximately 5% of our consolidated net revenues and is currently growing at between 2% and 3% per year. On April 19, 2006, the Company decided to discontinue NID’s operations. NID’s net revenues for the three and six months ended June 30, 2006 decreased $13 million and $25 million, respectively, from the prior year levels and reduced consolidated revenue growth for each period by approximately 1%.

          Operating Costs and Expenses

          Total operating costs and expenses for the three and six months ended June 30, 2006 increased $205 million and $427 million, respectively, from the prior year periods primarily due to the LabOne acquisition and, to a lesser degree, organic growth in our clinical testing volume. The increased costs were primarily in the areas of employee compensation and benefits, which included $20 million and $39 million of stock-based compensation recorded in accordance with SFAS 123R, for the three and six months ended June 30, 2006, respectively, and testing supplies. While our cost structure has been favorably impacted by efficiencies generated from our Six Sigma and standardization initiatives, we continue to make investments in sales, service, science and information technology to further differentiate our company. During the second quarter of 2006, we recorded $28 million of costs related to the wind-down of NID’s operations. The $28 million charge, which is more fully described in Note 9 to the interim consolidated financial statements, included $7.4 million related to the write-off of inventories, which was recorded in “cost of services”, with the remainder recorded in “other operating expense, net”. During the first quarter of 2006, we recorded $27 million of pre-tax charges (included in “other operating expense, net”) primarily associated with integration activities.

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 59.1% of net revenues for the three months ended June 30, 2006, increasing from 58.0% of net revenues in the prior year period. For the six months ended June 30, 2006, cost of services as a percentage of net revenues, increased to 59.2% from 58.5% in the prior year period. The increases over the prior year are primarily due to the addition of the LabOne business, which carries a higher cost of sales percentage than the Company average and the impact of NID’s performance. Partially offsetting these increases were improvements related to the increase in average revenue per requisition and efficiency gains resulting from our Six Sigma and standardization initiatives.

          Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, were 22.9% of net revenues for the three months ended June 30, 2006, unchanged from the prior year period. For the six months ended June 30, 2006, selling, general and administrative expenses, as a percentage of net revenues, decreased to 23.0% from 23.1% in the prior year period. Revenue growth which has allowed us to leverage our expense base, as well as continued benefits from our Six Sigma and standardization efforts have reduced these expenses as a percentage of net revenues. Also serving to reduce the percentage is the addition of the LabOne business, which carries a lower selling, general and administrative expense percentage than the Company average. For the three and six months ended June 30, 2006, bad debt expense was 3.8% and 3.9% of net revenues, respectively, compared to 4.3% and 4.4% of net revenues for the comparable prior year’s periods. The lower bad debt rate primarily related to the improved collection of diagnosis, patient and insurance information necessary to more effectively bill for services performed. We believe that our Six Sigma and standardization initiatives and the increased use of electronic ordering by our customers is driving the improvement and will provide additional opportunities to further improve our overall collection experience and cost structure. Offsetting these improvements was stock-based compensation expense recorded in accordance with SFAS 123R, which increased the selling general and administrative expense percentage by approximately 1% for both the three and six months ended June 30, 2006.

          Other operating expense, net represents miscellaneous income and expense items related to operating activities, including gains and losses associated with the disposal of operating assets and provisions for restructurings and other special charges. For the three and six months ended June 30, 2006, other operating expense, net included a $21 million second quarter charge related to the wind-down of NID’s operations. For the six months ended June 30, 2006, other operating expense, net also included a first quarter charge of $27 million principally associated with integration activities related to LabOne and our operations in California, which are more fully described in Note 4 to the interim consolidated financial statements.

          Operating Income

          Operating income for the three months ended June 30, 2006 was $263 million, or 16.6% of net revenues, compared to $261 million, or 19.0% of net revenues, in the prior year period. For the six months ended June 30, 2006, operating income was $507 million, or 16.2% of net revenues, compared to $491 million or 18.2% of net revenues, in the prior year period. Improvements in operating income over the prior year were driven by the performance of our clinical testing business. Partially offsetting these improvements was the performance of NID which reduced operating income compared to the prior year by $30 million and $44 million for the three and six months ended June 30, 2006, respectively, and $27 million of special charges recorded in the first quarter of 2006, primarily related to integration activities. Additionally, operating income for the three and six months ended June 30, 2006 included $20 million and $39 million, respectively, of stock-based compensation expense recorded pursuant to SFAS 123R.

          Operating income as a percentage of net revenues for the three and six months ended June 30, 2006 compared to the prior year’s periods was reduced by approximately 1.6% and 1.2%, respectively, due to NID’s performance, by 1.3% due to stock-based compensation expense, and by 0.8% due to the results of the LabOne business which we expect will continue to carry lower margins than the rest of our operations until we have realized most of the expected $40 million in synergies. Operating income as a percentage of net revenues for the six months ended June 30, 2006 was also reduced by approximately 0.9% due to special charges recorded in the first quarter of 2006, primarily related to integration activities. Lastly, while the timing of Easter reduced operating income as a percentage of net revenues by about 0.3% for the second quarter of 2006, it had a similar but opposite impact in the first quarter of 2006 and therefore, did not impact operating income growth for the six months ended June 30, 2006.

          Other Income (Expense)

          Interest expense, net for the three and six months ended June 30, 2006 increased $10 million and $21 million, respectively, over the prior year periods. The increases in interest expense, net were primarily due to additional interest expense associated with our $900 million senior notes offering in October 2005 used to fund the LabOne acquisition, as described more fully in Note 10 to the Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K.

          Other income (expense), net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the three and six months ended June 30, 2006 other income (expense), net includes a $12 million second quarter loss associated with the write-down of an investment. For the six months ended June 30, 2006, other income (expense), net includes a $16 million first quarter gain on the sale of an investment.

          Income taxes

          The increase in the effective tax rate for the three and six months ended June 30, 2006, compared to the prior year periods, was primarily due to losses generated at NID’s foreign operations, for which we do not expect to realize a tax benefit as a result of our decision to discontinue NID’s operations.

          NID

          During the fourth quarter of 2005, NID instituted its second voluntary product hold within a six-month period, due to quality issues, which adversely impacted the operating performance of NID. As a result, the Company evaluated a number of strategic options for NID. On April 19, 2006, the Company decided to discontinue NID’s operations and is in the process of winding down NID’s operations. The decision to discontinue NID’s operations is currently expected to result in pre-tax charges totaling between $33 million and $38 million. Of these charges, $28 million was recorded in the second quarter of 2006 and the balance will be recorded principally in the third quarter of 2006. For the three and six months ended June 30, 2006, NID’s pre-tax losses totaled $35 million and $49 million, respectively, including the second quarter wind-down charge, and reduced diluted earnings per share by $0.12 and $0.17, respectively.

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

          At June 30, 2006 and December 31, 2005, the fair value of our debt was estimated at approximately $1.5 billion and $1.6 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At June 30, 2006, the carrying value exceeded the estimated fair value of the debt by approximately $22 million. At December 31, 2005, the estimated fair value exceeded the carrying value of the debt by approximately $39 million. An assumed 10% increase in interest rates (representing approximately 46 and 59 basis points at June 30, 2006 and December 31, 2005, respectively) would potentially reduce the estimated fair value of our debt by approximately $37 million and $36 million at June 30, 2006 and December 31, 2005, respectively.

          Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility and our term loan due December 2008, are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Interest rates on our senior unsecured revolving credit facility and term loan due December 2008 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of June 30, 2006, our borrowing rate for our LIBOR-based loans was LIBOR plus 0.5%. At June 30, 2006, there was $75million outstanding under our term loan due December 2008 and no borrowings outstanding under our $500 million senior unsecured revolving credit facility or our $300 million secured receivables credit facility. Based on our net exposure to interest rate changes, an assumed 10% change in interest rates on our variable rate indebtedness (representing approximately 53 basis points) would impact annual net interest expense by approximately $0.4 million, assuming no changes to the debt outstanding at June 30, 2006. See Note 11 to the interim consolidated financial statements and Note 10 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K for details regarding our debt outstanding.

Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at June 30, 2006 totaled $151 million compared to $92 million at December 31, 2005. Cash flows from operating activities in 2006 were $411 million, which were used to fund investing and financing activities of $76 million and $277 million, respectively. Cash and cash equivalents at June 30, 2005 totaled $204 million, compared to $73 million at December 31, 2004. Cash flows from operating activities in 2005 were $371 million, which were used to fund investing and financing activities of $167 million and $73 million, respectively.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for the six months ended June 30, 2006 was $411 million compared to $371 million in the prior year period. This increase was primarily due to improved operating performance of our clinical testing business, partially offset by the performance of NID. Days sales outstanding, a measure of billing and collection efficiency, improved to 45 days at June 30, 2006 from 46 days at December 31, 2005.

          Cash Flows from Investing Activities

          Net cash used in investing activities for the six months ended June 30, 2006 was $76 million, consisting primarily of capital expenditures of $88 million offset by $16 million of proceeds received in connection with the sale of an investment during the first quarter of 2006. The decrease in capital expenditures versus the prior year is principally due to the completion of a new facility in California, for which there were substantial expenditures in the prior year.

          Net cash used in investing activities for the six months ended June 30, 2005 was $167 million, consisting primarily of capital expenditures of $124 million, equity investments of $24 million in companies which develop diagnostic tests, and an acquisition of a small regional laboratory for $19 million.

          Cash Flows from Financing Activities

          Net cash used in financing activities for the six months ended June 30, 2006 was $277 million, consisting primarily of purchases of treasury stock totaling $254 million, the repayment of $60 million of principal outstanding under our secured receivables credit facility and dividend payments of $38 million, partially offset by $99 million in proceeds from the exercise of stock options, including related tax benefits. The $254 million in treasury stock purchases represents 4.6 million shares of our common stock purchased at an average price of $55.13 per share.

          Net cash used in financing activities for the six months ended June 30, 2005 was $73 million, consisting primarily of purchases of treasury stock totaling $92 million and dividend payments totaling $33 million, partially offset by $64 million in proceeds from the exercise of stock options. In addition, we repaid the remaining $100 million of principal outstanding under our senior unsecured revolving credit facility with $100 million of borrowings under our secured receivables credit facility. The $92 million in treasury stock purchases represents 1.8 million shares of our common stock purchased at an average price of $50.64 per share.

          Dividend Policy

          During each of the quarters of 2005, our Board of Directors declared a quarterly cash dividend of $0.09 per common share. During each of the quarters of 2006, our Board of Directors has declared a quarterly cash dividend per common share of $0.10. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchase Plan

          For the three months ended June 30, 2006, we repurchased 2.6 million shares of our common stock at an average price of $57.49 per share for $150 million. For the six months ended June 30, 2006, we repurchased 4.6 million shares of our common stock at an average price of $55.13 for $254 million. Through June 30, 2006, we have repurchased approximately 37 million shares of our common stock at an average price of $44.16 for approximately $1.6 billion under our share repurchase program. At June 30, 2006, the total available for repurchases under the remaining authorizations was $468 million.

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

          Acquisition of Focus Diagnostics, Inc.

          On July 5, 2006, we completed our previously announced acquisition of Focus Diagnostics, Inc., or Focus, in an all-cash transaction valued at $206 million including approximately $3 million of assumed debt of Focus. Focus is a leading provider of infectious and immunologic diseases testing and develops and markets diagnostic products. Focus offers its reference testing services to large academic medical centers, hospitals and commercial laboratories. We financed the acquisition and related transaction costs together with the repayment of substantially all of Focus’s debt outstanding with $135 million of borrowings under our secured receivables credit facility and with cash on hand. The acquisition will be accounted for under the purchase method of accounting.

          Requirements and Capital Resources

          We estimate that we will invest approximately $210 million to $230 million during 2006 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades.

          Our 6¾% senior notes, which have an aggregate principal amount of $275 million outstanding, matured in July 2006. On July 12, 2006, we repaid these notes with $165 million of borrowings under our secured receivables credit facility, $75 million of borrowings under our senior unsecured revolving credit facility and cash on hand.

          As of July 28, 2006, $425 million of borrowing capacity was available under our existing credit facilities.

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

          In July 2006, the Financial Accounting Standards Board issued Financial Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note 1 to the interim consolidated financial statements for further details.

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

(b)

During the second quarter of 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          See Note 6 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

April 1, 2006 – April 30, 2006	—	$—	—	$618,046

May 1, 2006 – May 31, 2006	1,011,800	$57.47	1,011,800	$559,898

June 1, 2006 – June 30, 2006	1,597,500	$57.50	1,597,500	$468,047

Total	2,609,300	$57.49	2,609,300	$468,047

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

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 4, 2006. At the meeting the matters described below were approved by the shareholders.

(a)	The following nominees for the office of director were elected for terms expiring at the 2009 Annual Meeting of Shareholders, by the following votes:

	For	Withheld

Jenne K. Britell, Ph.D.	178,255,619	3,405,767

Gail R. Wilensky, Ph.D.	176,442,745	5,218,641

Mr. John B. Ziegler	169,364,288	12,297,098

The following persons continue as directors:

John C. Baldwin, M.D.
Mr. William F. Buehler
Mr. William R. Grant
Ms. Rosanne Haggerty
Surya N. Mohapatra, Ph.D.
Mr. Gary M. Pfeiffer
Daniel C. Stanzione, Ph.D.

(b)

The ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2006, was approved by the following number of stockholder votes for, against, and abstained:

	For: 175,801,288	Against: 4,849,057	Abstained: 1,011,041

(c)	The Amendment to the Restated Certificate of Incorporation of the Company was approved by the following number of shareholder votes for, against, and abstained:

	For: 148,089,324	Against: 32,560,629	Abstained: 1,011,430

(d)	The Amended and Restated Employee Stock Purchase Plan of the Company was approved by the following number of shareholder votes for, against, and abstained:

	For: 160,387,888	Against: 2,854,550	Abstained: 1,389,843

Item 6. Exhibits

Exhibits:

3.1	Certification of Amendment to Restated Certificate of Incorporation of Quest Diagnostics Incorporated

10.1	Letter Agreement dated June 15, 2006 between the Company and Surya N. Mohapatra

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 31, 2006
Quest Diagnostics Incorporated

By	/s/	Surya N. Mohapatra

Surya N. Mohapatra, Ph.D.
Chairman, President and
Chief Executive Officer

By	/s/	Robert A. Hagemann

Robert A. Hagemann
Senior Vice President and
Chief Financial Officer