Form 10-Q
period 2006-09-30
QUEST DIAGNOSTICS INC
filed 2006-10-27
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
Commission file number 001-12215

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
Yes ☐ No ☒

As of October 24, 2006, there were 195,058,342 outstanding shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net revenues	$1,583,202	$1,361,116	$4,719,389	$4,029,429

Operating costs and expenses:
Cost of services	933,735	799,074	2,776,592	2,364,127
Selling, general and administrative	354,631	303,571	1,061,007	907,228
Amortization of intangible assets	3,045	888	7,640	2,706
Other operating (income) expense, net	(1,070)	7,228	25,245	8,281

Total operating costs and expenses	1,290,341	1,110,761	3,870,484	3,282,342

Operating income	292,861	250,355	848,905	747,087

Other income (expense):
Interest expense, net	(22,801)	(11,811)	(68,927)	(37,176)
Minority share of income	(6,053)	(4,833)	(17,311)	(14,918)
Equity earnings in unconsolidated joint ventures	6,621	5,852	21,265	19,506
Other income (expense), net	(3,362)	(6,336)	1,392	(6,125)

Total non-operating expenses, net	(25,595)	(17,128)	(63,581)	(38,713)

Income from continuing operations before taxes	267,266	233,227	785,324	708,374
Income tax expense	103,413	93,393	310,907	284,292

Income from continuing operations	163,853	139,834	474,417	424,082
Loss from discontinued operations, net of taxes	(3,331)	(4,586)	(37,282)	(8,134)

Net income	$160,522	$135,248	$437,135	$415,948

Earnings per common share - basic:
Income from continuing operations	$0.83	$0.69	$2.40	$2.10
Loss from discontinued operations	(0.02)	(0.02)	(0.19)	(0.04)

Net income	$0.81	$0.67	$2.21	$2.06

Earnings per common share - diluted:
Income from continuing operations	$0.82	$0.68	$2.37	$2.06
Loss from discontinued operations	(0.02)	(0.02)	(0.19)	(0.04)

Net income	$0.80	$0.66	$2.18	$2.02

Weighted average common shares outstanding:
Basic	197,164	202,681	197,857	202,332
Diluted	200,129	206,126	200,583	206,214

Dividends per common share	$0.10	$0.09	$0.30	$0.27

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(in thousands, except per share data)
(unaudited)

	September 30, 2006	December 31, 2005

Assets
Current assets:
Cash and cash equivalents	$105,115	$92,130
Accounts receivable, net of allowance for doubtful accounts of $204,213 and $193,754 at September 30, 2006 and December 31, 2005, respectively	857,030	732,907
Inventories	77,315	77,939
Deferred income taxes	122,260	107,442
Prepaid expenses and other current assets	80,227	59,079

Total current assets	1,241,947	1,069,497
Property, plant and equipment, net	741,677	753,663
Goodwill, net	3,389,584	3,197,227
Intangible assets, net	194,754	147,383
Other assets	136,848	138,345

Total assets	$5,704,810	$5,306,115

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$860,706	$764,453
Short-term borrowings and current portion of long-term debt	316,913	336,839

Total current liabilities	1,177,619	1,101,292
Long-term debt	1,239,002	1,255,386
Other liabilities	219,638	186,453
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 and 300,000 shares authorized at September 30, 2006 and December 31, 2005, respectively; 213,738 and 213,674 issued at September 30, 2006 and December 31, 2005, respectively	2,137	2,137
Additional paid-in capital	2,188,299	2,175,533
Retained earnings	1,670,364	1,292,510
Unearned compensation	—	(3,321)
Accumulated other comprehensive income (loss)	2,418	(6,205)
Treasury stock, at cost; 16,370 and 15,219 shares at September 30, 2006 and December 31, 2005, respectively	(794,667)	(697,670)

Total stockholders’ equity	3,068,551	2,762,984

Total liabilities and stockholders’ equity	$5,704,810	$5,306,115

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands)
(unaudited)

	Nine Months Ended September 30,

	2006	2005

Cash flows from operating activities:
Net income	$437,135	$415,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	148,008	128,986
Provision for doubtful accounts	184,627	177,954
Stock-based compensation expense	52,956	1,407
Provision for restructuring and other special charges	55,788	—
Deferred income tax benefit	(40,828)	(10,930)
Minority share of income	17,311	14,918
Tax benefits associated with stock-based compensation plans	—	28,396
Excess tax benefits from stock-based compensation arrangements	(30,705)	—
Other, net	5,425	8,472
Changes in operating assets and liabilities:
Accounts receivable	(297,032)	(222,465)
Accounts payable and accrued expenses	75,226	(6,109)
Integration, settlement and other special charges	(1,737)	(1,604)
Income taxes payable	52,154	30,276
Other assets and liabilities, net	(12,522)	(17,075)

Net cash provided by operating activities	645,806	548,174

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(231,384)	(20,587)
Capital expenditures	(133,521)	(178,332)
Decrease (increase) in investments and other assets	13,644	(40,064)

Net cash used in investing activities	(351,261)	(238,983)

Cash flows from financing activities:
Repayments of debt	(416,158)	(100,507)
Proceeds from borrowings	375,000	99,999
Decrease in book overdrafts	(13,508)	—
Purchases of treasury stock	(275,926)	(190,467)
Exercise of stock options	91,679	84,845
Excess tax benefits from stock-based compensation arrangements	30,705	—
Dividends paid	(57,395)	(51,492)
Distributions to minority partners	(15,229)	(14,782)
Financing costs paid	(728)	—

Net cash used in financing activities	(281,560)	(172,404)

Net change in cash and cash equivalents	12,985	136,787

Cash and cash equivalents, beginning of period	92,130	73,302

Cash and cash equivalents, end of period	$105,115	$210,089

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

          On an annual basis, Quest Diagnostics processes greater than 150 million requisitions for testing through its extensive network of laboratories and patient service centers in virtually every major metropolitan area throughout the United States.

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

          During the third quarter of 2006, the Company completed its wind down of NID, a test kit manufacturing subsidiary, and classified the operations of NID as discontinued operations. The accompanying consolidated statements of operations and related disclosures have been restated to report the results of NID as discontinued operations for all periods presented. See Note 9 for a further discussion of discontinued operations.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The computation of basic and diluted earnings per common share (using the if-converted method) was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Income from continuing operations – basic	$163,853	$139,834	$474,417	$424,082
Loss from discontinued operations – basic	(3,331)	(4,586)	(37,282)	(8,134)

Net income available to common stockholders – basic	160,522	135,248	437,135	415,948
Add: Interest expense associated with the Debentures, net of related tax effects	—	—	—	82

Net income available to common stockholders – diluted	$160,522	$135,248	$437,135	$416,030

Weighted average common shares outstanding – basic	197,164	202,681	197,857	202,332

Effect of dilutive securities:
Stock options, restricted common shares and performance share units	2,965	3,445	2,726	3,678
Debentures	—	—	—	204

Weighted average common shares outstanding – diluted	200,129	206,126	200,583	206,214

Earnings per common share – basic:
Income from continuing operations	$0.83	$0.69	$2.40	$2.10
Loss from discontinued operations	(0.02)	(0.02)	(0.19)	(0.04)

Net income	$0.81	$0.67	$2.21	$2.06

Earnings per common share – diluted:
Income from continuing operations	$0.82	$0.68	$2.37	$2.06
Loss from discontinued operations	(0.02)	(0.02)	(0.19)	(0.04)

Net income	$0.80	$0.66	$2.18	$2.02

          Stock-Based Compensation

          In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123, revised 2004, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that companies recognize compensation cost relating to share-based payment transactions based on the fair value of the equity or liability instruments issued. SFAS 123R is effective for annual periods beginning after January 1, 2006. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective approach and therefore has not restated results for prior periods. Under this approach, awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS 123R. Unvested awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”), except that compensation cost will be recognized in the Company’s results of operations.

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

          Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations and chose to adopt the disclosure-only provisions of SFAS 123, as amended by SFAS 148. Under this approach, the cost of restricted stock awards was expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company’s ESPP was disclosed, based on the vesting provisions of the individual grants, but not charged to expense. Stock-based compensation expense recorded in accordance with APB 25, relating to restricted stock awards, was $0.6 million and $1.4 million for the three and nine months ended September 30, 2005.

          New Accounting Standards

          In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. FIN 48 is effective for the Company as of January 1, 2007. The Company is currently assessing the impact, if any, of FIN 48 on its consolidated financial statements. The Company is formulating an implementation plan that identifies and categorizes its uncertain tax positions and each position will be evaluated and assessed for recognition and measurement under the guidelines of FIN 48.

          In August 2006, the Securities and Exchange Commission (“SEC”) issued new requirements for “Executive Compensation and Related Person Disclosure”. This ruling amends the disclosure requirements of total compensation for the principal executive officer, the principal financial officer, and three other most highly paid officers. In addition, this ruling expands the compensation disclosures for directors and requires that all compensation to each director be disclosed in a separate summary compensation table with improved narrative disclosure supplementing the tabular presentation. The Company anticipates adopting this ruling in the Company’s 2006 Annual Report on Form 10-K. The adoption of this ruling will have no impact on the Company’s consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently assessing the impact, if any, of SFAS 157 on its consolidated financial statements.

          In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured, are required to be the company’s fiscal year end. SFAS 158 is effective for the Company as of December 31, 2007, except for the measurement date provisions, which are effective December 31, 2009. The adoption of SFAS 158 is not expected to have a material impact on the Company’s consolidated financial statements.

          In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the Company as of January 1, 2007. The adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial statements.

2.       STOCK-BASED COMPENSATION

          For the three and nine months ended September 30, 2006, the stock-based compensation expense recorded in accordance with SFAS 123R totaled $13.5 million ($8 million, net of tax, or $0.04 per basic and diluted share) and $53 million ($32 million, net of tax, or $0.16 per basic and diluted share), respectively. In addition, in connection with the adoption of SFAS 123R, net cash provided by operating activities decreased and net cash provided by financing activities increased in the first nine months of 2006 by $31 million related to excess tax benefits from stock-based compensation arrangements.

          Employee and Non-employee Directors Stock Ownership Programs

          In 2005, the Company established the Amended and Restated Employee Long-Term Incentive Plan (the “ELTIP”). The ELTIP provides for three types of awards: (a) stock options, (b) stock appreciation rights and (c) incentive stock awards. The ELTIP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Quest Diagnostics common stock at no less than the fair market value on the date of grant. The stock options are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, as determined by the Board of Directors. The stock options expire on the date designated by the Board of Directors but in no event more than seven years from date of grant. Grants of stock appreciation rights allow eligible employees to receive a payment based on the appreciation of Quest Diagnostics common stock in cash, shares of Quest Diagnostics common stock or a combination thereof. The stock appreciation rights are granted at an exercise price at no less than the fair market value of Quest Diagnostics common stock on the date of grant. Stock appreciation rights expire on the date designated by the Board of Directors but in no event more than seven years from date of grant. No stock appreciation rights have been granted under the ELTIP. Under the incentive stock provisions of the plan, the ELTIP allows eligible employees to receive awards of shares, or the right to receive shares, of Quest Diagnostics common stock, the equivalent value in cash or a combination thereof. These shares are generally earned on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, as determined by the Board of Directors. The actual amount of performance share awards is based on the Company’s earnings per share growth for the performance period compared to that of a peer group of companies. Key executive, managerial and technical employees are eligible to participate in the ELTIP. The maximum number of shares of Quest Diagnostics common stock that may be optioned or granted under the ELTIP is 48 million shares. In addition, any remaining shares under the Company’s 1996 Employee Equity Participation Plan are available for issuance under the ELTIP.

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

          Employee Stock Purchase Plan

          The Company’s ESPP, which replaced the Company’s prior plan, was approved by the Company’s shareholders at the 2006 Annual Meeting of Shareholders. Under the Company’s ESPP, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics common stock at 85% of the market price of the Company’s common stock on the last business day of each calendar month. Under the ESPP, the maximum number of shares of Quest Diagnostics common stock which may be purchased by eligible employees, is 5 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Weighted average fair value of options at grant date	$18.11	$13.80	$13.91	$14.17
Expected volatility	21.8%	22.4%	18.2%	23.2%
Dividend yield	0.7%	0.7%	0.7%	0.7%
Risk-free interest rate	4.8%	3.8% - 4.2%	4.6%	3.8% - 4.2%
Expected holding period, in years	5.5 – 6.2	4.9 – 6.2	5.6 – 6.2	4.9 – 6.2

          The fair value of restricted stock awards and performance share units is the average market price of the Company’s common stock at the date of grant.

          Transactions under stock option plans as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Options outstanding at December 31, 2005	15,048	$34.33
Options granted	2,489	52.58
Options exercised	(3,462)	27.26
Options terminated	(266)	47.73

Options outstanding at September 30, 2006	13,809	$39.12	6.0	$304

Vested and expected to vest at September 30, 2006	13,494	$38.85	6.0	$301

Exercisable at September 30, 2006	8,590	$33.20	5.9	$240

          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes, based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three and nine months ended September 30, 2006 was $16 million and $98 million, respectively. Total intrinsic value of options exercised for the three and nine months ended September 30, 2005 was $22 million and $85 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          As of September 30, 2006, there was $27 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.9 years.

          Incentive stock awards, including restricted stock awards and performance share units, as of September 30, 2006 and changes during the nine months ended September 30, 2006 were as follows:

	Shares (in thousands)	Weighted Average Grant Date Fair Value

Nonvested incentive shares at December 31, 2005	107	$49.71
Incentive shares granted	992	52.38
Incentive shares vested	(32)	49.99
Incentive shares forfeited and canceled	(42)	51.82

Nonvested incentive shares at September 30, 2006	1,025	$51.82

          As of September 30, 2006, there was $31 million of unrecognized stock-based compensation cost related to nonvested incentive stock awards, which is expected to be recognized over a weighted average period of 2 years. Total fair value of shares vested was less than $0.1 million and $1.7 million, respectively for the three and nine months ended September 30, 2006, respectively. Total fair value of shares vested for the three and nine months ended September 30, 2005 was not material.

          For the three and nine months ended September 30, 2006, stock-based compensation expense totaled $13.5 million and $53 million, respectively. For the three and nine months ended September 30, 2005, stock-based compensation expense totaled $0.6 million and $1.4 million, respectively. Income tax benefits related to stock-based compensation expense totaled $5.3 million and $21 million for the three and nine months ended September 30, 2006, respectively. Income tax benefits related to stock-based compensation expense totaled $0.2 million and $0.6 million for the three and nine months ended September 30, 2005, respectively.

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

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income:
Net income, as reported	$135,248	$415,948
Add: Stock-based compensation under APB 25	617	1,407
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(8,282)	(27,471)

Pro forma net income	$127,583	$389,884

Earnings per common share:
Basic – as reported	$0.67	$2.06

Basic – pro forma	$0.63	$1.93

Diluted – as reported	$0.66	$2.02

Diluted – pro forma	$0.62	$1.88

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

3.       BUSINESS ACQUISITIONS

          2006 Acquisition

          On July 3, 2006, the Company completed its acquisition of Focus Technologies Holding Company (“Focus”) in an all-cash transaction valued at $208 million, including approximately $3 million of assumed debt. Focus is a leading provider of infectious and immunologic diseases testing and develops and markets diagnostic products. Focus offers its reference testing services to large academic medical centers, hospitals and commercial laboratories. The Company financed the aggregate purchase price of $205 million, which includes $0.5 million of related transaction costs, and the repayment of substantially all of Focus’ outstanding debt with $135 million of borrowings under its secured receivables credit facility and with cash on hand.

          The acquisition of Focus was accounted for under the purchase method of accounting. As such, the cost to acquire Focus was allocated to the respective assets and liabilities acquired based on their estimated fair values as of the closing date. A preliminary allocation of the cost to acquire Focus has been made to certain assets and liabilities of Focus based on preliminary estimates. The Company is continuing to assess the estimated fair values of the assets and liabilities acquired. The Company’s management expects to complete the purchase price allocation during the fourth quarter of 2006. The consolidated financial statements include the results of operations of Focus subsequent to the closing of the acquisition.

          Of the aggregate purchase price of $205 million, $141 million was allocated to goodwill, $33 million was allocated to customer relationships that are being amortized over 10-15 years and $9.1 million was allocated to trade names that are not subject to amortization. Substantially all of the goodwill is not expected to be deductible for tax purposes.

          Supplemental pro forma combined financial information has not been presented as the acquisition of Focus is not material to the Company’s consolidated financial statements.

          2005 Acquisition

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

          The acquisition of LabOne was accounted for under the purchase method of accounting. As such, the cost to acquire LabOne was allocated to the respective assets and liabilities acquired based on their estimated fair values as of the closing date. During the third quarter of 2006, the Company adjusted its purchase price allocation for the LabOne acquisition based on updated fair value estimates for certain assets and liabilities acquired, primarily associated with property, plant and equipment, net of related deferred income taxes, and recorded additional goodwill of approximately $8 million. The consolidated financial statements include the results of operations of LabOne subsequent to the closing of the acquisition.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Pro Forma Combined Financial Information

          The following unaudited pro forma combined financial information for the three and nine months ended September 30, 2005 assumes that the LabOne acquisition was completed on January 1, 2005 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net revenues	$1,491,948	$4,420,364
Net income	134,826	416,915

Basic earnings per common share:
Net income	$0.67	$2.06
Weighted average common shares outstanding – basic	202,681	202,332

Diluted earnings per common share:
Net income	$0.66	$2.02
Weighted average common shares outstanding – diluted	206,126	206,214

          The unaudited pro forma combined financial information presented above reflects certain reclassifications to the historical financial statements of LabOne to conform LabOne’s accounting policies and classification of certain costs and expenses to that of Quest Diagnostics. These adjustments had no impact on pro forma net income. Pro forma results for the three and nine months ended September 30, 2005 exclude $1.3 million and $1.9 million, respectively, of transaction related costs, which were incurred and expensed by LabOne in conjunction with its acquisition by Quest Diagnostics.

4.	INTEGRATION ACTIVITIES

          During the first quarter of 2006, the Company finalized its plan related to the integration of LabOne. The plan focuses on rationalizing the Company’s testing capacity, infrastructure and support services in markets which are served by both LabOne and Quest Diagnostics.

          In conjunction with finalizing the LabOne integration, the Company recorded $23 million of costs during the first quarter of 2006. The majority of these costs relate to employee severance. Employee groups affected as a result of this plan included those involved in the testing of specimens, as well as administrative and other support functions. Of the total costs indicated above, $21 million related to actions that impact Quest Diagnostics’ employees and its operations and were comprised principally of employee severance benefits for approximately 600 employees. These costs were accounted for as a charge to earnings and included in “other operating (income) expense, net” within the consolidated statements of operations.

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

As of September 30, 2006, accruals related to the LabOne integration plan totaled $22 million. While the majority of the accrued integration costs are expected to be paid in the remainder of 2006 and 2007, there are certain severance costs that have payment terms extending into 2008.

          In addition, during the first quarter of 2006, the Company recorded a $4.1 million charge related to consolidating its operations in California into a new facility. The costs, comprised primarily of employee severance costs and the write-off of certain operating assets, were accounted for as a charge to earnings and included in “other operating (income) expense, net” within the consolidated statements of operations.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

5.	GOODWILL AND INTANGIBLE ASSETS

          Goodwill at September 30, 2006 and December 31, 2005 consisted of the following:

	September 30, 2006	December 31, 2005

Goodwill	$3,570,776	$3,385,280
Less: accumulated amortization	(181,192)	(188,053)

Goodwill, net	$3,389,584	$3,197,227

          The changes in the gross carrying amount of goodwill for the nine-month period ended September 30, 2006 and for the year ended December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005

Balance at beginning of period	$3,385,280	$2,695,003
Goodwill acquired during the period	192,357	697,766
Other	(6,861)	(7,489)

Balance at end of period	$3,570,776	$3,385,280

          For the year ended December 31, 2005, the increase in goodwill was primarily related to the acquisition of LabOne. During the fourth quarter of 2005, the Company recorded a $7.5 million charge, which was included in “other operating (income) expense, net” in the consolidated statement of operations, to write off all of the goodwill associated with NID.

          For the nine months ended September 30, 2006, the increase in goodwill was primarily related to the acquisition of Focus, the acquisition of a privately held test kit manufacturer and adjustments associated with the LabOne purchase price allocation and LabOne integration plan. These additions were $141 million, $40 million and $10 million, respectively. In connection with the Company’s decision to discontinue the operations of NID in the second quarter of 2006, the Company eliminated the goodwill and related accumulated amortization associated with NID, which had no impact on goodwill, net.

          Intangible assets at September 30, 2006 and December 31, 2005 consisted of the following:

		September 30, 2006			December 31, 2005

	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Amortizing intangible assets:
Customer-related intangibles	19 years	$205,522	$(45,510)	$160,012	$172,522	$(39,297)	$133,225
Non-compete agreements	5 years	46,732	(45,022)	1,710	45,707	(44,221)	1,486
Other	10 years	16,727	(4,395)	12,332	7,044	(3,772)	3,272

Total	18 years	268,981	(94,927)	174,054	225,273	(87,290)	137,983

Intangible assets not subject to amortization:
Tradenames		20,700	—	20,700	9,400	—	9,400

Total intangible assets		$289,681	$(94,927)	$194,754	$234,673	$(87,290)	$147,383

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Amortization expense related to intangible assets was $3.0 million and $0.9 million for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, amortization expense related to intangible assets was $7.6 million and $2.7 million respectively.

          The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2006 is as follows:

Fiscal Year Ending December 31,

Remainder of 2006	$3,186
2007	11,720
2008	11,460
2009	11,045
2010	10,797
2011	10,698
Thereafter	115,148

Total	$174,054

6.	COMMITMENTS AND CONTINGENCIES

          In support of its risk management program, the Company has standby letters of credit issued under its letter of credit lines to ensure its performance or payment to third parties, which amounted to $69 million at September 30, 2006. The letters of credit, which are renewed annually, primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

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

          During the fourth quarter of 2004, the Company and NID each received a subpoena from the United States Attorney’s Office for the Eastern District of New York. The subpoenas request a wide range of business records, including documents regarding testing and test kits related to parathyroid hormone (“PTH”) testing. The Company is cooperating with the United States Attorney’s Office. The Company has voluntarily provided information, witnesses and business records of NID and the Company, including documents related to testing and various test kits other than PTH tests, which were not requested in the initial subpoenas. During the third quarter of 2006, the government issued two additional subpoenas, one to NID and one to the Company. The subpoenas cover various records, including records related to test kits in addition to PTH. The government may issue additional subpoenas in the course of its investigation. This investigation could lead to civil and criminal damages, fines and penalties and additional liabilities from third party claims. In the second and third quarters of 2005, the U.S. Food and Drug Administration (“FDA”) conducted an inspection of NID and issued a Form 483 listing the observations made by the FDA during the course of the inspection. NID responded to the 483. Noncompliance with the FDA regulatory requirements or failure to take adequate and timely corrective action could lead to regulatory or enforcement action against NID and/or the Company, including, but not limited to, a warning letter, injunction, suspension of production and/or distribution, seizure or recall of products, fines or penalties, denial of pre-market clearance for new or changed products, recommendation against award of government contracts and criminal prosecution. On April 19, 2006, the Company decided to discontinue the operations of NID. See Note 9 for further details.

          During the second quarter of 2005, the Company received a subpoena from the United States Attorney’s Office for the District of New Jersey. The subpoena seeks the production of business and financial records regarding capitation and risk sharing arrangements with government and private payers for the years 1993 through 1999. Also, during the third quarter of 2005, the Company received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General. The subpoena seeks the production of various business records including records regarding its relationship with health maintenance organizations, independent physician associations, group purchasing organizations, and preferred provider organizations from 1995 to the present. The Company is cooperating with the United States Attorney’s Office and the Office of the Inspector General.

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

          Several of the proceedings discussed above are in their early stages of development and involve responding to and cooperating with various government investigations and related subpoenas. While the Company believes that at least a reasonable possibility exists that losses may have been incurred, based on the nature and status of the investigations, the losses are either currently not probable or cannot be reasonably estimated.

          Management has established reserves in accordance with generally accepted accounting principles for the matters discussed above, where appropriate. Such reserves total less than $1 million as of September 30, 2006. Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid. However, the Company understands that there may be pending qui tam claims brought by former employees or other “whistle blowers”, or other pending claims as to which the Company has not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

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

7.	STOCKHOLDERS’ EQUITY

          Changes in stockholders’ equity for the nine months ended September 30, 2006 were as follows:

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compen-sation	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at Cost	Compre-hensive Income

Balance, December 31, 2005	198,455	$2,137	$2,175,533	$1,292,510	$(3,321)	$(6,205)	$(697,670)
Net income				437,135				$437,135
Other comprehensive income						8,623		8,623

Comprehensive income								$445,758

Dividends declared				(59,281)
Reclassification upon adoption of SFAS123R			(3,321)		3,321
Issuance of common stock under benefit plans	482		(3,324)				20,561
Stock-based compensation expense			52,956
Exercise of stock options	3,410		(66,689)				158,368
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(10)		(547)
Tax benefits associated with stock-based compensation plans			33,691
Purchases of treasury stock	(4,969)						(275,926)

Balance, September 30, 2006	197,368	$2,137	$2,188,299	$1,670,364	$—	$2,418	$(794,667)

          For the three months ended September 30, 2006, total comprehensive income was $164 million.

          For the three months ended September 30, 2006, the Company repurchased 0.4 million shares of its common stock at an average price of $60.59 per share for $22 million. For the nine months ended September 30, 2006, the Company repurchased 5.0 million shares of its common stock at an average price of $55.53 per share for $276 million. For the three and nine months ended September 30, 2006, the Company reissued 0.7 million and 3.8 million shares, respectively, for employee benefit plans. Since the inception of the share repurchase program in May 2003 through September 30, 2006, the Company has repurchased 37.4 million shares of its common stock at an average price of $44.32 for approximately $1.7 billion. At September 30, 2006, $446 million of the share repurchase authorizations remained available.

          During each of the quarters of 2006 and 2005, the Company’s Board of Directors has declared a quarterly cash dividend of $0.10 and $0.09 per common share, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Changes in stockholders’ equity for the nine months ended September 30, 2005 were as follows:

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Income (Loss)	Treasury Stock, at Cost	Compre-hensive Income

Balance, December 31, 2004	196,220	$1,068	$2,195,346	$818,734	$(11)	$3,866	$(730,352)
Net income				415,948				$415,948
Other comprehensive loss						(8,107)		(8,107)

Comprehensive income								$407,841

Adjustment for 2-for-1 stock split		1,068	(1,068)
Dividends declared				(54,635)
Issuance of common stock under benefit plans	374		3,386		(3,934)		12,612
Exercise of stock options	3,345		(58,507)				143,352
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(7)
Conversion of contingent convertible debentures	5,632		12,510				237,136
Tax benefits associated with stock-based compensation plans			28,396
Amortization of unearned compensation					1,407
Purchases of treasury stock	(3,770)						(190,467)

Balance, September 30, 2005	201,801	$2,136	$2,180,056	$1,180,047	$(2,538)	$(4,241)	$(527,719)

          For the three months ended September 30, 2005, total comprehensive income was $130 million.

          For the three months ended September 30, 2005, the Company repurchased 2.0 million shares of its common stock at an average price of $50.41 per share for $98 million. For the nine months ended September 30, 2005, the Company repurchased 3.8 million shares of its common stock at an average price of $50.52 per share for $190 million. For the three and nine months ended September 30, 2005, the Company reissued 0.9 million and 3.7 million shares, respectively, for employee benefit plans. For the nine months ended September 30, 2005, the Company reissued 5.6 million shares in connection with the conversion of its Debentures.

8.	SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Depreciation expense	$46,153	$41,339	$138,658	$122,524

Interest expense	(24,094)	(13,231)	(72,849)	(39,607)
Interest income	1,293	1,420	3,922	2,431

Interest expense, net	(22,801)	(11,811)	(68,927)	(37,176)

Interest paid	24,847	22,914	72,384	47,889
Income taxes paid	92,510	82,969	275,383	231,946

Non-cash financing activities:

Conversion of Debentures	$—	$—	$—	$244,338

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          For the three and nine months ended September 30, 2006, “other income (expense), net” included $4.0 million and $16.3 million, respectively, of charges associated with the write-down of investments. “Other income (expense), net” for the nine months ended September 30, 2006 also included a $16 million gain on the sale of an investment in the first quarter of 2006. For the three and nine months ended September 30, 2005, “other income (expense), net “ includes a $7.1 million charge associated with the write-down of an investment.

9.	DISCONTINUED OPERATIONS

          During the fourth quarter of 2005, NID instituted its second voluntary product hold within a six-month period, due to quality issues, which adversely impacted the operating performance of NID. As a result, the Company evaluated a number of strategic options for NID. On April 19, 2006, the Company decided to discontinue NID’s operations. During the third quarter of 2006, the Company completed its wind down of NID and classified the operations of NID as discontinued operations. The accompanying consolidated statements of operations and related disclosures have been restated to report the results of NID as discontinued operations for all periods presented. In connection with the Company’s wind-down of NID’s operations, the Company recorded pre-tax charges of $3 million during the quarter ended September 30, 2006, primarily related to charges for facility closure and employee severance costs. For the nine months ended September 30, 2006, the Company recorded pretax charges of $31 million comprised of: $7 million related to the write-off of inventories; asset impairment charges of $5 million; employee severance costs of $6 million; estimated contract termination costs of $6 million; $2 million related to facility closure charges; and $5 million of costs to support activities to wind-down the business, principally comprised of employee costs and professional fees. The accrued costs are expected to be paid principally in 2006 and 2007.

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

          Summarized financial information for the discontinued operations of NID is set forth below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Net revenues	$55	$10,704	$3,610	$39,406

Loss from discontinued operations before income taxes	(5,802)	(7,189)	(54,740)	(12,913)
Income tax benefit	(2,471)	(2,603)	(17,458)	(4,779)

Loss from discontinued operations, net of taxes	$(3,331)	$(4,586)	$(37,282)	$(8,134)

          Balance sheet information related to NID was not material at September 30, 2006 and December 31, 2005.

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

          All other operating segments include the Company’s non-clinical laboratory testing businesses and consist of its risk assessment services business, its clinical trials testing business, its healthcare information technology business, MedPlus and its diagnostics products businesses. The Company’s risk assessment business, acquired as part of the LabOne acquisition in 2005 (see Note 3), provides underwriting support services to the life insurance industry including teleunderwriting, specimen collection and paramedical examinations, laboratory testing, medical record retrieval, motor vehicle reports, telephone inspections and credit checks. The Company’s clinical trials testing business provides clinical laboratory testing performed in connection with clinical research trials on new drugs. MedPlus is a developer and integrator of clinical connectivity and data management solutions for healthcare organizations, physicians and clinicians. The Company’s diagnostics products business manufactures and markets diagnostic test kits and systems. On April 19, 2006, the Company decided to discontinue NID’s operations (see Note 9 for further details). During the third quarter of 2006, the Company acquired Focus and a privately held test kit manufacturer, both of which develop and market diagnostic products.

          Substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

          The following table is a summary of segment information for the three and nine months ended September 30, 2006 and 2005. Segment asset information is not presented since it is not reported to or used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, including amortization of intangible assets, are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statement contained in the Company’s 2005 Annual Report on Form 10-K and Note 1 to the interim consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,

	2006		2005	2006		2005

Net revenues:
Clinical laboratory testing business	$1,463,121		$1,324,635	$4,361,590		$3,916,466
All other operating segments	120,081		36,481	357,799		112,963

Total net revenues	$1,583,202		$1,361,116	$4,719,389		$4,029,429

Operating earnings (loss):
Clinical laboratory testing business	$322,486	(a)	$273,706 (e)	$930,295	(a) (b)	$807,459 (e)
All other operating segments	922	(c)	(2,151)	10,742	(c)	1,150
General corporate expenses	(30,547	) (d)	(21,200)	(92,132	) (d)	(61,522)

Total operating income	292,861		250,355	848,905		747,087
Non-operating expenses, net	(25,595)		(17,128)	(63,581)		(38,713)

Income from continuing operations before income taxes	267,266		233,227	785,324		708,374
Income tax expense	103,413		93,393	310,907		284,292

Income from continuing operations	163,853		139,834	474,417		424,082
Loss from discontinued operations, net of taxes	(3,331)		(4,586)	(37,282)		(8,134)

Net income	$160,522		$135,248	$437,135		$415,948

(a)	During 2006, $8.8 million and $32.6 million of stock-based compensation expense was recorded which reduced operating income for the three and nine months ended September 30, 2006, respectively.

(b)	During the nine months ended September 30, 2006, operating income included $27 million of special charges, primarily associated with integration activities (See Note 4).

(c)	During 2006, $1.3 million and $3.2 million of stock-based compensation expense was recorded which reduced operating income for the three and nine months ended September 30, 2006, respectively.

(d)	During 2006, $3.4 million and $17.0 million of stock-based compensation expense was recorded which reduced operating income for the three and nine months ended September 30, 2006, respectively.

(e)

During 2005, the Company recorded a $6.2 million charge primarily related to forgiving amounts owed by patients and physicians, and related property damage as a result of the hurricanes in the Gulf Coast.

11.	SUMMARIZED FINANCIAL INFORMATION

          The Company’s 5.125% senior notes due 2010, 5.45% senior notes due 2015, 7½% senior notes due 2011 and the Debentures are fully and unconditionally guaranteed by the Company’s wholly owned subsidiaries that have operations in the United States (the “Subsidiary Guarantors”). With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign subsidiaries and less than wholly owned subsidiaries. In January 2005, the Company completed its redemption of all of its outstanding Debentures (see Note 10 to the Consolidated Financial Statements included in the Company’s 2005 Annual Report on Form 10-K for further details). In July 2006, the Company repaid at maturity the $275 million outstanding under its 6¾% senior notes due 2006.

          In conjunction with the Company’s secured receivables credit facility, the Company maintains a wholly owned non-guarantor subsidiary, Quest Diagnostics Receivables Incorporated (“QDRI”). The Company and certain of its Subsidiary Guarantors transfer all private domestic receivables to QDRI. QDRI utilizes the transferred receivables to collateralize borrowings under the Company’s secured receivables credit facility. The Company and the Subsidiary Guarantors provide collection services to QDRI. QDRI uses cash collections principally to purchase new receivables from the Company and the Subsidiary Guarantors.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The following condensed consolidating financial data illustrates the composition of the combined guarantors. Investments in subsidiaries are accounted for by the parent using the equity method for purposes of the supplemental consolidating presentation. Earnings (losses) of subsidiaries are therefore reflected in the parent’s investment accounts and earnings. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. LabOne and Focus have been included in the accompanying condensed consolidating financial data, subsequent to the closing of the acquisitions, as Subsidiary Guarantors.

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2006

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$232,329	$1,266,382	$180,495	$(96,004)	$1,583,202

Operating costs and expenses:
Cost of services	128,993	743,919	60,823	—	933,735
Selling, general and administrative	38,048	255,989	66,078	(5,484)	354,631
Amortization of intangible assets	361	2,570	114	—	3,045
Royalty (income) expense	(101,239)	101,239	—	—	—
Other operating expense (income), net	(1,448)	(68)	446	—	(1,070)

Total operating costs and expenses	64,715	1,103,649	127,461	(5,484)	1,290,341

Operating income	167,614	162,733	53,034	(90,520)	292,861
Non-operating expenses, net	(44,839)	(71,123)	(153)	90,520	(25,595)

Income from continuing operations before taxes	122,775	91,610	52,881	—	267,266
Income tax expense	43,989	37,932	21,492	—	103,413

Income from continuing operations	78,786	53,678	31,389	—	163,853
Loss from discontinued operations, net of taxes	—	(2,560)	(771)	—	(3,331)
Equity earnings from subsidiaries	81,736	—	—	(81,736)	—

Net income	$160,522	$51,118	$30,618	$(81,736)	$160,522

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2005

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$225,287	$1,074,488	$137,596	$(76,255)	$1,361,116

Operating costs and expenses:
Cost of services	121,551	632,283	45,240	—	799,074
Selling, general and administrative	27,679	214,984	66,167	(5,259)	303,571
Amortization of intangible assets	421	467	—	—	888
Royalty (income) expense	(89,462)	89,462	—	—	—
Other operating expense (income), net	7,200	—	28	—	7,228

Total operating costs and expenses	67,389	937,196	111,435	(5,259)	1,110,761

Operating income	157,898	137,292	26,161	(70,996)	250,355
Non-operating expenses, net	(22,451)	(64,775)	(898)	70,996	(17,128)

Income from continuing operations before taxes	135,447	72,517	25,263	—	233,227
Income tax expense	52,543	28,976	11,874	—	93,393

Income from continuing operations	82,904	43,541	13,389	—	139,834
Loss from discontinued operations, net of taxes	—	(3,947)	(639)	—	(4,586)
Equity earnings from subsidiaries	52,344	—	—	(52,344)	—

Net income	$135,248	$39,594	$12,750	$(52,344)	$135,248

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2006

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$706,145	$3,763,442	$526,236	$(276,434)	$4,719,389

Operating costs and expenses:
Cost of services	383,497	2,213,840	179,255	—	2,776,592
Selling, general and administrative	112,211	766,867	198,398	(16,469)	1,061,007
Amortization of intangible assets	1,152	6,374	114	—	7,640
Royalty (income) expense	(294,340)	294,340	—	—	—
Other operating expense (income), net	(858)	24,690	1,413	—	25,245

Total operating costs and expenses	201,662	3,306,111	379,180	(16,469)	3,870,484

Operating income	504,483	457,331	147,056	(259,965)	848,905
Non-operating expenses, net	(110,087)	(213,878)	419	259,965	(63,581)

Income from continuing operations before taxes	394,396	243,453	147,475	—	785,324
Income tax expense	152,537	98,517	59,853	—	310,907

Income from continuing operations	241,859	144,936	87,622	—	474,417
Loss from discontinued operations, net of taxes	—	(25,426)	(11,856)	—	(37,282)
Equity earnings from subsidiaries	195,276	—	—	(195,276)	—

Net income	$437,135	$119,510	$75,766	$(195,276)	$437,135

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2005

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$656,933	$3,183,970	$393,236	$(204,710)	$4,029,429

Operating costs and expenses:
Cost of services	363,176	1,865,006	135,945	—	2,364,127
Selling, general and administrative	73,976	650,489	198,299	(15,536)	907,228
Amortization of intangible assets	1,331	1,357	18	—	2,706
Royalty (income) expense	(264,693)	264,693	—	—	—
Other operating expense (income), net	8,288	—	(7)	—	8,281

Total operating costs and expenses	182,078	2,781,545	334,255	(15,536)	3,282,342

Operating income	474,855	402,425	58,981	(189,174)	747,087
Non-operating expenses, net	(51,514)	(175,436)	(937)	189,174	(38,713)

Income from continuing operations before taxes	423,341	226,989	58,044	—	708,374
Income tax expense	168,017	91,012	25,263	—	284,292

Income from continuing operations	255,324	135,977	32,781	—	424,082
Loss from discontinued operations, net of taxes	—	(6,936)	(1,198)	—	(8,134)
Equity earnings from subsidiaries	160,624	—	—	(160,624)	—

Net income	$415,948	$129,041	$31,583	$(160,624)	$415,948

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Balance Sheet
September 30, 2006

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$85,309	$9,458	$10,348	$—	$105,115
Accounts receivable, net	13,602	207,006	636,422	—	857,030
Other current assets	66,928	126,227	86,647	—	279,802

Total current assets	165,839	342,691	733,417	—	1,241,947
Property, plant and equipment, net	200,121	525,448	16,108	—	741,677
Goodwill and intangible assets, net	153,214	3,368,274	62,850	—	3,584,338
Intercompany receivable (payable)	276,131	(130,500)	(145,631)	—	—
Investment in subsidiaries	3,629,553	—	—	(3,629,553)	—
Other assets	123,673	6,740	40,604	(34,169)	136,848

Total assets	$4,548,531	$4,112,653	$707,348	$(3,663,722)	$5,704,810

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$487,531	$341,403	$31,772	$—	$860,706
Short-term borrowings and current portion of long-term debt	—	16,913	300,000	—	316,913

Total current liabilities	487,531	358,316	331,772	—	1,177,619
Long-term debt	933,192	304,831	979	—	1,239,002
Other liabilities	59,257	164,445	30,105	(34,169)	219,638
Stockholders’ equity	3,068,551	3,285,061	344,492	(3,629,553)	3,068,551

Total liabilities and stockholders’ equity	$4,548,531	$4,112,653	$707,348	$(3,663,722)	$5,704,810

Condensed Consolidating Balance Sheet
December 31, 2005

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$76,941	$4,759	$10,430	$—	$92,130
Accounts receivable, net	31,611	152,314	548,982	—	732,907
Other current assets	43,932	116,099	84,429	—	244,460

Total current assets	152,484	273,172	643,841	—	1,069,497
Property, plant and equipment, net	200,438	523,907	29,318	—	753,663
Goodwill and intangible assets, net	156,314	3,142,702	45,594	—	3,344,610
Intercompany receivable (payable)	418,892	(14,091)	(404,801)	—	—
Investment in subsidiaries	3,199,319	—	—	(3,199,319)	—
Other assets	94,050	7,754	37,784	(1,243)	138,345

Total assets	$4,221,497	$3,933,444	$351,736	$(3,200,562)	$5,306,115

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$433,310	$293,705	$37,438	$—	$764,453
Short-term borrowings and current portion of long-term debt	35,306	240,553	60,980	—	336,839

Total current liabilities	468,616	534,258	98,418	—	1,101,292
Long-term debt	932,950	321,458	978	—	1,255,386
Other liabilities	56,947	107,121	23,628	(1,243)	186,453
Stockholders’ equity	2,762,984	2,970,607	228,712	(3,199,319)	2,762,984

Total liabilities and stockholders’ equity	$4,221,497	$3,933,444	$351,736	$(3,200,562)	$5,306,115

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2006

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$437,135	$119,510	$75,766	$(195,276)	$437,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,216	104,259	8,533	—	148,008
Provision for doubtful accounts	4,354	41,391	138,882	—	184,627
Provision for restructuring and other special charges	—	47,868	7,920	—	55,788
Other, net	(246,708)	38,865	16,726	195,276	4,159
Changes in operating assets and liabilities	41,389	(35,940)	(189,360)	—	(183,911)

Net cash provided by operating activities	271,386	315,953	58,467	—	645,806
Net cash used in investing activities	(2,455)	(84,048)	(7,617)	(257,141)	(351,261)
Net cash used in financing activities	(260,563)	(227,206)	(50,932)	257,141	(281,560)

Net change in cash and cash equivalents	8,368	4,699	(82)	—	12,985
Cash and cash equivalents, beginning of period	76,941	4,759	10,430	—	92,130

Cash and cash equivalents, end of period	$85,309	$9,458	$10,348	$—	$105,115

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2005

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$415,948	$129,041	$31,583	$(160,624)	$415,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,230	81,802	7,954	—	128,986
Provision for doubtful accounts	4,180	29,897	143,877	—	177,954
Other, net	(124,588)	(3,767)	9,994	160,624	42,263
Changes in operating assets and liabilities	34,719	(105,626)	(146,070)	—	(216,977)

Net cash provided by operating activities	369,489	131,347	47,338	—	548,174
Net cash provided by (used in) investing activities	28,940	(142,788)	(13,086)	(112,049)	(238,983)
Net cash provided by (used in) financing activities	(257,496)	7,812	(34,769)	112,049	(172,404)

Net change in cash and cash equivalents	140,933	(3,629)	(517)	—	136,787
Cash and cash equivalents, beginning of period	56,424	6,058	10,820	—	73,302

Cash and cash equivalents, end of period	$197,357	$2,429	$10,303	$—	$210,089

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

          While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for it is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. Our critical accounting policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2005. As of September 30, 2006, our critical accounting policies have not changed from December 31, 2005, except for the Company’s accounting for stock-based compensation in connection with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123, revised 2004, “Share-Based Payment” (“SFAS 123R”).

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

          The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite service period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using a lattice-based option-valuation model which requires management to make certain assumptions regarding: (i) the expected volatility in the market price of the Company’s common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). The expected volatility under the lattice-based option-valuation model is based on the current and historical implied volatilities from traded options of our common stock. The dividend yield is based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities ranging from one month to seven years. The expected life of the awards granted is estimated using the historical exercise behavior of employees. In addition, SFAS 123R requires us to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. If actual forfeiture rates are materially different from our estimates, stock-based compensation expense could be significantly different from what we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as considered necessary. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision. Finally, the terms of our performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. The actual amount of any stock award is based on the Company’s earnings per share growth for the performance period compared to that of a peer group of companies. Stock-based compensation expense associated with performance share units is recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. If the actual number of performance share units earned is different from our estimates, stock-based compensation could be significantly different from what we have recorded in the current period. We periodically obtain and review publicly available financial information for the members of the peer group and the Company, including forecasted earnings estimates. This information is used to evaluate our progress towards achieving the performance criteria and our estimate of the number of performance share units expected to be earned at the end of the performance period. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in earnings in the period of the revision. While the assumptions used to calculate and account for stock-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to our assumptions and estimates, our stock-based compensation expense could be materially different in the future. See Notes 1 and 2 to the interim consolidated financial statements for a further discussion of stock-based compensation.

          Contract with United Healthcare

          In October 2006, we announced that the Company would not be a national contracted provider of laboratory services to UnitedHealthcare Group Inc., or UNH, beginning January 1, 2007. UNH accounts for approximately 7% of our consolidated net revenues.

          We expect to continue to service UNH’s members in certain markets as a contracted provider and in other markets as a non-contracted, or out-of-network provider. We are in the process of developing plans to retain as much of the UNH business as possible as an out-of-network provider. We are also developing plans to reduce costs to the extent that we do not retain UNH business. As part of our plans we are evaluating our rights as an out-of-network provider and preparing to defend those rights. In addition, we are educating patients, their physicians and employers that there are important differences between laboratory testing providers, and that they do have choice in selecting their testing provider. We cannot estimate at this time the financial impact of being an out-of-network provider on a national basis, and plan to provide additional information on our change in status with UNH in January 2007.

          Acquisition and Integration of LabOne, Inc.

          On November 1, 2005, we completed the acquisition of LabOne, Inc., or LabOne, in an all-cash transaction with a combined value of approximately $947 million, including approximately $138 million of assumed debt. See Note 3 to the Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K and Note 3 to the interim consolidated financial statements for a discussion of the LabOne acquisition.

          Through the acquisition, Quest Diagnostics acquired all of LabOne’s operations, including its health screening and risk assessment services to life insurance companies, as well as its clinical diagnostic testing services to healthcare providers and drugs-of-abuse testing to employers. LabOne had 3,100 employees and principal laboratories in Lenexa, Kansas, as well as in Cincinnati, Ohio. We financed the acquisition and related transaction costs and the repayment of substantially all of LabOne’s outstanding debt with proceeds from a $900 million private placement of senior notes, as described in Note 10 to the Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K, and from cash on hand.

          During the first quarter of 2006, we finalized our plan related to the integration of LabOne and recorded $23 million of costs, primarily comprised of employee severance benefits. Employee groups affected as a result of this plan include those involved in the testing of specimens, as well as administrative and other support functions. Of the total costs indicated above, $21 million related to actions that impact Quest Diagnostics’ employees and its operations and are comprised principally of employee severance benefits for approximately 600 employees. These costs were accounted for as a charge to earnings and included in “other operating (income) expense, net” within the consolidated statements of operations.

          In addition, $2.6 million of integration costs, related to actions that impact the employees and operations of LabOne, were accounted for as a cost of the LabOne acquisition and included in goodwill. Of the $2.6 million, $1.2 million related to asset write-offs with the remainder primarily associated with employee severance benefits for approximately 95 employees.

          As of September 30, 2006, accruals related to the LabOne integration plan totaled $22 million. While the majority of the accrued integration costs are expected to be paid in 2006 and 2007, there are certain severance costs that have payment terms extending into 2008. Upon completion of the LabOne integration, we expect to realize approximately $40 million of annual synergies and we expect to achieve this annual rate of synergies by the end of 2007.

          Acquisition of Focus Diagnostics, Inc.

          On July 3, 2006, we completed our previously announced acquisition of Focus Diagnostics, Inc., or Focus, in an all-cash transaction valued at $208 million, including approximately $3 million of assumed debt. See Note 3 to the interim consolidated financial statements for a full discussion of the Focus acquisition.

          Focus is a leading provider of infectious and immunologic diseases testing and develops and markets diagnostic products. Focus offers its reference testing services to large academic medical centers, hospitals and commercial laboratories. We financed the acquisition and related transaction costs and the repayment of substantially all of Focus’s outstanding debt with $135 million of borrowings under our secured receivables credit facility and with cash on hand.

          Results of Operations

          Our clinical testing business currently represents our one reportable business segment. The clinical testing business accounts for approximately 92% and 97% of revenues from continuing operations in 2006 and 2005, respectively. Our other operating segments consist of our risk assessment services business, our clinical trials testing business, our diagnostic products business, and our healthcare information technology business, MedPlus. On April 19, 2006, we decided to discontinue the operations of a test kit manufacturing subsidiary, NID. During the third quarter of 2006, we completed our wind down of NID and classified the operations of NID as discontinued operations. The results of NID are reported as discontinued operations for all periods presented. Our business segment information is disclosed in Note 10 to the interim consolidated financial statements.

          Three and Nine Months Ended September 30, 2006 Compared with Three and Nine Months Ended September 30, 2005

          Continuing Operations

          Income from continuing operations for the three months ended September 30, 2006 increased to $164 million, or $0.82 per diluted share, compared to $140 million, or $0.68 per diluted share in 2005. For the nine months ended September 30, 2006, income from continuing operations increased to $474 million, or $2.37 per diluted share compared to $424 million or $2.06 per diluted share in 2005.

          The increases in income from continuing operations for the three and nine months ended September 30, 2006 were principally associated with improved performance in our clinical testing business, driven by organic revenue growth and increases in operating efficiencies resulting from our Six Sigma, standardization and consolidation efforts. Results for the nine months ended September 30, 2006 include pre-tax charges of $27 million, or $0.08 per diluted share, associated with integration activities related to LabOne and our operations in California, and $16 million pre-tax, or $0.05 per diluted share, related to investment write-downs, which were offset by a pre-tax gain of $16 million, or $0.05 per diluted share, related to the sale of an investment in the first quarter of 2006. Also, results for the three and nine months ended September 30, 2006, included pre-tax expenses of $13 million, or $0.04 per share, and $53 million, or $0.16 per share, respectively, associated with stock-based compensation recorded in accordance with SFAS 123R.

          Our results from continuing operations for the three and nine months ended September 30, 2005 were unfavorably impacted by hurricanes in the Gulf Cost. The effect of the hurricanes reduced revenues by approximately half a percent for the quarter and operating income by $11 million ($0.03 per share) for both periods. This includes a pre-tax charge of $6.2 million ($0.02 per share) included in other operating (income) expense, net, primarily related to forgiveness of amounts owed by patients and physicians in the areas affected by the hurricanes and related property damage. The results for the three and nine months ended September 30, 2005 also include a third quarter pre-tax charge of $7.1 million ($0.02 per share) to write down an investment.

          Net Revenues

          Net revenues for the three and nine months ended September 30, 2006 grew by 16.3% and 17.1% over the prior year levels to $1.6 billion and $4.7 billion, respectively. The acquisition of LabOne contributed between 9% and 10% to revenue growth for each period. Our recently completed acquisition of Focus contributed about 1% to revenue growth for the three months ended September 30, 2006. Approximately 55% of LabOne’s net revenues are generated from risk assessment services provided to life insurance companies, with the remainder classified as clinical laboratory testing.

          Our clinical testing business net revenues grew 10.5% and 11.4%, respectively, for the three and nine months ended September 30, 2006, with the acquisition of LabOne contributing almost 5% for both periods, principally reflected in volume. For the three and nine months ended September 30, 2006, clinical testing volume increased 4.9% and 6.4%, respectively, compared to the prior year periods. For the three months ended September 30, 2006, clinical testing revenues and volume comparisons were reduced by about 1% due to the number of business days in the quarter and were increased by approximately half a percent due to hurricanes in the prior year’s quarter. Average revenue per requisition increased 5.4% and 4.7% for the three and nine months ended September 30, 2006, respectively. The increase in revenue per requisition was principally driven by a shift to a more esoteric test mix and an increase in the number of tests ordered per requisition.

          Our businesses other than clinical laboratory testing accounted for approximately 8% of our net revenues for the three and nine months ended September 30, 2006. These businesses include our clinical trials testing business, our diagnostics products business, and our healthcare information technology business (MedPlus), whose revenue growth rates did not significantly affect our overall growth rate. In addition, we consider the risk assessment business, acquired as part of the LabOne acquisition, to be a non-clinical laboratory testing business. The risk assessment business represents approximately 5% of our net revenues and is currently growing at between 1% and 2% per year. The growth in risk assessment services has slowed, and is being adversely impacted by an overall decline in the life insurance market, resulting in a decline in the number of life insurance applicants being tested, partially offset by growth in paramedical exams and various risk assessment activities outsourced by life insurance companies.

          Operating Costs and Expenses

          Total operating costs and expenses for the three and nine months ended September 30, 2006 increased $180 million and $588 million, respectively, from the prior year periods primarily due to the LabOne acquisition and, to a lesser degree, organic growth in our clinical testing business. The increased costs were primarily in the areas of employee compensation and benefits, which included $13 million and $53 million of stock-based compensation recorded in accordance with SFAS 123R, for the three and nine months ended September 30, 2006, respectively, and testing supplies. While our cost structure has been favorably impacted by efficiencies generated from our Six Sigma, standardization and consolidation initiatives, we continue to make investments in sales, service, science and information technology to further differentiate our company. During the first quarter of 2006, we recorded $27 million of pre-tax charges (included in “other operating (income) expense, net”) primarily associated with integration activities related to LabOne and our operations in California.

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 59.0% of net revenues for the three months ended September 30, 2006, increasing from 58.7% of net revenues in the prior year period. For the nine months ended September 30, 2006, cost of services, as a percentage of net revenues, was 58.8%, compared to 58.7% in the prior year period. The increases over the prior year are primarily due to the addition of the LabOne business, which carries a higher cost of sales percentage than the Company average. Partially offsetting these increases were improvements related to the increase in average revenue per requisition and efficiency gains resulting from our Six Sigma, standardization and consolidation initiatives.

          Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense, and general management and administrative support, were 22.4% of net revenues for the three months ended September 30, 2006, compared to 22.3% in the prior year period. For the nine months ended September 30, 2006 and 2005, selling, general and administrative expenses, as a percentage of net revenues were 22.5%. Revenue growth which has allowed us to leverage our expense base, as well as continued benefits from our Six Sigma standardization and consolidation efforts, have reduced these expenses as a percentage of net revenues. Also serving to reduce the percentage is the addition of the LabOne business, which carries a lower selling, general and administrative expense percentage than the Company average. For the three and nine months ended September 30, 2006, bad debt expense was 3.8% and 3.9% of net revenues, respectively, compared to 4.3% and 4.4% of net revenues for the comparable prior year’s periods. The lower bad debt rate primarily relates to the improved collection of diagnosis, patient and insurance information necessary to more effectively bill for services performed. We believe that our Six Sigma and standardization initiatives and the increased use of electronic ordering by our customers is driving the improvement and will provide additional opportunities to further improve our overall collection experience and cost structure. Offsetting the improvement was stock-based compensation expense recorded in accordance with SFAS 123R, which increased selling, general and administrative expenses, as a percentage of net revenues by approximately 1% for both the three and nine months ended September 30, 2006.

          Other operating (income) expense, net represents miscellaneous income and expense items related to operating activities, including gains and losses associated with the disposal of operating assets and provisions for restructurings and other special charges. For the nine months ended September 30, 2006, other operating (income) expense, net included pre-tax charges of $27 million principally associated with integration activities related to LabOne and our operations in California, which are more fully described in Note 4 to the interim consolidated financial statements.

          For the three and nine months ended September 30, 2005, other operating (income) expense, net includes a $6.2 million charge primarily related to forgiving amounts owed by patients and physicians, and related property damage as a result of hurricanes in the Gulf Coast.

          Operating Income

          Operating income for the three months ended September 30, 2006 was $293 million, or 18.5% of net revenues, compared to $250 million, or 18.4% of net revenues, in the prior year period. For the nine months ended September 30, 2006, operating income was $849 million, or 18.0% of net revenues, compared to $747 million or 18.5% of net revenues, in the prior year period. Improvements in operating income over the prior year were driven by the performance of our clinical testing business. Partially offsetting these improvements was $27 million of special charges recorded in the first quarter of 2006, primarily related to integration activities. Additionally, operating income for the three and nine months ended September 30, 2006 included $13 million and $53 million, respectively, of stock-based compensation expense recorded pursuant to SFAS 123R.

          Operating income as a percentage of net revenues for the three and nine months ended September 30, 2006 compared to the prior year’s periods was reduced by approximately 1.0% due to stock-based compensation expense, and by 1.0% due to the results of the LabOne business, which we expect will continue to carry lower margins than the rest of our operations until we have realized most of the expected $40 million in synergies. Operating income as a percentage of net revenues for the nine months ended September 30, 2006 was also reduced by approximately 0.6% due to special charges, primarily related to integration activities.

          Other Income (Expense)

          Interest expense, net for the three and nine months ended September 30, 2006 increased $11 million and $32 million, respectively, over the prior year periods. The increases in interest expense, net were primarily due to additional interest expense associated with our $900 million senior notes offering in October 2005 used to fund the LabOne acquisition, as described more fully in Note 10 to the Consolidated Financial Statements contained in our 2005 Annual Report on Form 10-K.

          Other income (expense), net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the three and nine months ended September 30, 2006 other income (expense), net includes a $4 million charge recorded in the third quarter associated with the write-down of an investment. In addition, for the nine months ended September 30, 2006, other income (expense), net includes a $12 million charge recorded during the second quarter related to a write-down of an investment and a first quarter gain of $16 million on the sale of an investment.

          For the three and nine months ended September 30, 2005, other income (expense), net includes a $7 million charge associated with the write-down of an investment.

          Income Taxes

          The decrease in the effective tax rate for the three and nine months ended September 30, 2006, compared to the prior year periods, was primarily due to adjustments made in the third quarter of 2006 related to the resolution of certain income tax contingencies.

          Discontinued Operations

          During the fourth quarter of 2005, NID instituted its second voluntary product hold within a six-month period, due to quality issues, which adversely impacted the operating performance of NID. As a result, we evaluated a number of strategic options for NID. On April 19, 2006, we decided to discontinue NID’s operations. During the third quarter of 2006, we completed the wind down of NID’s operations. Results of NID are reported as discontinued operations for all periods presented.

          Loss from discontinued operations, net of tax, for the three months ended September 30, 2006 decreased to $3 million, or $0.02 per diluted share, compared to $5 million, or $0.02 per diluted share in 2005. Results for the three months ended September 30, 2006 reflect pre-tax charges of $2.7 million, primarily related to facility closure charges and employee severance costs. Results for the three months ended September 30, 2005 also reflect losses from NID’s operations, due to its voluntary product hold instituted late in the second quarter of 2005 in connection with a quality review of all its products.

          Loss from discontinued operations, net of tax, for the nine months ended September 30, 2006, increased to $37 million, or $0.19 per diluted share, compared to $8 million, or $0.04 per diluted share, in 2005. Results for the nine months ended September 30, 2006, reflect pre-tax charges of $31 million, primarily related to the wind-down of NID’s operations. These charges included: inventory write-offs of $7 million; asset impairment charges of $5 million; employee severance costs of $6 million; estimated contract termination costs of $6 million; facility closure costs of $2 million; and costs to support activities to wind down the business, comprised primarily of employee costs and professional fees, of $5 million. Results for the nine months ended September 30, 2005 also include losses from NID’s operations due to its voluntary product hold.

          The ongoing government investigation and regulatory review of NID continue. Any costs resulting from this review will be included in discontinued operations. While we do not believe that these matters will have a material adverse impact on our overall financial condition, their final resolution could be material to our results of operations or cash flows in the period in which the impact of such matters is determined or paid. See Note 6 to the interim consolidated financial statements for a further description of these matters.

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

          At September 30, 2006 and December 31, 2005, the fair value of our debt was estimated at approximately $1.6 billion using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At September 30, 2006, the estimated fair value exceeded the carrying value of the debt by approximately $12 million. At December 31, 2005, the estimated fair value exceeded the carrying value of the debt by approximately $39 million. A hypothetical 10% increase in interest rates (representing approximately 45 and 59 basis points at September 30, 2006 and December 31, 2005, respectively) would potentially reduce the estimated fair value of our debt by approximately $34 million and $36 million at September 30, 2006 and December 31, 2005, respectively.

          Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility and our term loan due December 2008, are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly- rated issuers. Interest rates on our senior unsecured revolving credit facility and term loan due December 2008 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of September 30, 2006, the borrowing rate for our revolving credit facility was LIBOR plus 0.375% and for our term loan the borrowing rate was LIBOR plus 0.50%. At September 30, 2006, the LIBOR rate was 5.33%. At September 30, 2006, there was $75 million outstanding under our term loan due December 2008, $300 million outstanding under our secured receivables credit facility and no borrowings outstanding under our $500 million senior unsecured revolving credit facility. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing approximately 54 basis points) would impact annual net interest expense by approximately $2 million, assuming no changes to the debt outstanding at September 30, 2006. See Note 10 to the Consolidated Financial Statements in our 2005 Annual Report on Form 10-K for details regarding our outstanding debt.

          Risk Associated with Investment Portfolio

          Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying values of our available-for-sale equity securities and privately held securities were $38 million at September 30, 2006.

          We do not hedge our equity price risk. The impact of an adverse movement in equity prices on our holdings in privately held companies cannot be easily quantified, as our ability to realize returns on investments depends on, among other things, the enterprises’ ability to raise additional capital or derive cash inflows from continuing operations or through liquidity events such as initial public offerings, mergers or private sales.

          Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at September 30, 2006 totaled $105 million compared to $92 million at December 31, 2005. Cash flows from operating activities in 2006 were $646 million, which were used to fund investing and financing activities of $351 million and $282 million, respectively. Cash and cash equivalents at September 30, 2005 totaled $210 million, compared to $73 million at December 31, 2004. Cash flows from operating activities in 2005 were $548 million, which were used to fund investing and financing activities of $239 million and $172 million, respectively.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for the nine months ended September 30, 2006 was $646 million compared to $548 million in the prior year period. This increase was primarily due to improved operating performance of our clinical testing business. Days sales outstanding, a measure of billing and collection efficiency, were 48 days at September 30, 2006 compared to 46 days at December 31, 2005. During the three months ended September 30, 2006, a temporary stoppage in Medicare payments and the timing of quarter end cash receipts each caused a one day increase in days sales outstanding. Subsequent to the end of the quarter, Medicare payments resumed and the impact of quarter end timing of cash receipts reversed, eliminating the impact of such items on days sales outstanding.

          Cash Flows from Investing Activities

          Net cash used in investing activities for the nine months ended September 30, 2006 was $351 million, consisting primarily of $231 million related to the acquisition of Focus and a privately held test kit manufacturer, and capital expenditures of $134 million. These amounts were partially offset by $16 million of proceeds from the sale of an investment. The decrease in capital expenditures compared to the prior year is principally due to the completion of a new facility in California, for which there were substantial expenditures in the prior year.

          Net cash used in investing activities for the nine months ended September 30, 2005 was $239 million, consisting primarily of capital expenditures of $178 million, equity investments of $38 million in companies which develop diagnostic tests, and an acquisition of a small regional laboratory for $19 million.

          Cash Flows from Financing Activities

          Net cash used in financing activities for the nine months ended September 30, 2006 was $282 million. During 2006, we repaid $275 million outstanding under our 6¾% senior notes, $60 million of principal outstanding under our secured receivables credit facility and $75 million under our senior unsecured revolving credit facility. Debt repayments and acquisitions were funded with cash on hand and borrowings of $75 million under our senior unsecured revolving credit facility and $300 million under our secured receivables credit facility. In addition, we purchased $276 million of treasury stock, which represents 5 million shares of our common stock purchased at an average price of $55.53 per share, partially offset by $122 million in proceeds from the exercise of stock options, including related tax benefits. We also paid dividends of $57 million.

          Net cash used in financing activities for the nine months ended September 30, 2005 was $172 million, consisting primarily of purchases of treasury stock totaling $190 million and dividend payments totaling $51 million, partially offset by $85 million in proceeds from the exercise of stock options. In addition, we repaid the remaining $100 million of principal outstanding under our senior unsecured revolving credit facility with $100 million of borrowings under our secured receivables credit facility. The $190 million in treasury stock purchases represents 3.8 million shares of our common stock purchased at an average price of $50.52 per share.

          Dividend Policy

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

          Share Repurchase Plan

          For the three months ended September 30, 2006, we repurchased 362 thousand shares of our common stock at an average price of $60.59 per share for $22 million. For the nine months ended September 30, 2006, we repurchased 5 million shares of our common stock at an average price of $55.53 for $276 million. Through September 30, 2006, we have repurchased approximately 37.4 million shares of our common stock at an average price of $44.32 for $1.7 billion under our share repurchase program. At September 30, 2006, the total available for repurchases under the remaining authorizations was $446 million.

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

          Requirements and Capital Resources

          We estimate that we will invest approximately $180 million to $200 million during 2006 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades.

          As of September 30, 2006, $500 million of borrowing capacity was available under our existing credit facilities.

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

          In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”. In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” and SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans”.

          In August 2006, the Securities and Exchange Commission (“SEC”) issued new requirements for “Executive Compensation and Related Person Disclosure”, and in September 2006 the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”.

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

(b)

During the third quarter of 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          See Note 6 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

July 1, 2006 – July 31, 2006	143,000	$59.84	143,000	$459,490
August 1, 2006 – August 31, 2006	219,300	$61.08	219,300	$446,095
September 1, 2006 - September 30, 2006	—	—	—	$446,095
Total	362,300	$60.59	362,300	$446,095

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

October 27, 2006
Quest Diagnostics Incorporated

By	/s/	Surya N. Mohapatra

Surya N. Mohapatra, Ph.D.
Chairman, President and
Chief Executive Officer

By	/s/	Robert A. Hagemann

Robert A. Hagemann
Senior Vice President and
Chief Financial Officer