Form 10-K
period 2006-12-31
QUEST DIAGNOSTICS INC
filed 2007-03-01
CIK 1022079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
Commission File Number 001-12215

Quest Diagnostics Incorporated
1290 Wall Street West, Lyndhurst, NJ 07071
(201) 393-5000
Delaware
(State of Incorporation)
16-1387862
(I.R.S. Employer Identification Number)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes X    No ______

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes_____     No X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X    No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer X    Accelerated filer  ______
Non-accelerated filer ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes_____     No X

As of June 30, 2005, the aggregate market value of the approximately 166 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $8.8 billion, based on the closing price on such date of the registrant’s Common Stock on the New York Stock Exchange.

As of February 21, 2007, there were outstanding 193,621,717 shares of Common Stock, $.01 par value per share.

Documents Incorporated by Reference

Part of Form 10-K into
Document	which incorporated
Portions of the registrant’s Proxy Statement to be filed by April 28, 2007	Part III
Such Proxy Statement, except for portions thereof, which have been specifically incorporated by reference, shall not be deemed
“filed” as part of this report on Form 10-K

i

Item 1. Business

Overview

     We are the nation’s leading provider of diagnostic testing, information and services, providing insights that enable physicians and other healthcare professionals to make decisions to improve health. We offer patients and physicians the broadest access to diagnostic laboratory services through our nationwide network of laboratories and our owned patient service centers. We provide interpretive consultation through the largest medical and scientific staff in the industry, with more than 500 M.D.’s and Ph.D.’s around the country. We are the leading provider of esoteric testing, including gene-based testing and the leading provider of testing for drugs of abuse. We are also a leading provider of anatomic pathology services, testing for clinical trials and risk assessment services for the life insurance industry. We empower healthcare organizations and clinicians with state-of-the-art information technology solutions that can improve patient care and medical practice.

     During 2006, we generated net revenues of $6.3 billion and processed approximately 151 million requisitions for testing. Each requisition form accompanies a patient specimen, indicating the tests to be performed and the party to be billed for the tests. Our customers include patients, physicians, hospitals, employers, governmental institutions and other commercial clinical laboratories.

     We operate a nationwide network of greater than 2,100 of our own patient service centers, principal laboratories located in more than 30 major metropolitan areas throughout the United States and approximately 150 smaller “rapid response” laboratories (including, in each case, facilities operated at our joint ventures). We provide full esoteric testing services, including gene-based testing, on both coasts through our Quest Diagnostics Nichols Institute laboratory facilities, located in San Juan Capistrano, California and Chantilly, Virginia, as well as infectious and immunologic disease testing through our Focus Diagnostics (“Focus Diagnostics”) laboratory facility, located in Cypress, California. We also have laboratory facilities in Mexico City, Mexico, San Juan, Puerto Rico and Heston, England.

     We are a Delaware corporation. We sometimes refer to our subsidiaries and ourselves as the “Company” or “Quest Diagnostics”. We are the successor to MetPath Inc., a New York corporation that was organized in 1967. From 1982 to 1996, we were a subsidiary of Corning Incorporated, or Corning. On December 31, 1996, Corning distributed all of the outstanding shares of our common stock to the stockholders of Corning. In August 1999, we completed the acquisition of SmithKline Beecham Clinical Laboratories, Inc., or SBCL, which operated the clinical laboratory business of SmithKline Beecham plc, or SmithKline Beecham.

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

     We estimate that the United States clinical laboratory testing market had approximately $45 billion in annual revenues in 2006. Most laboratory tests are performed by one of three types of laboratories: commercial clinical laboratories; hospital-affiliated laboratories; and physician-office laboratories. In 2006, we believe that hospital-affiliated laboratories accounted for approximately 60% of the market, commercial clinical laboratories approximately one-third and physician-office laboratories the balance.

     Orders for laboratory testing are generated from physician offices, hospitals and employers. As such, factors including changes in the United States economy which can affect the number of unemployed and uninsured, and design changes in healthcare plans which impact the number of physician office and hospital visits, can impact the utilization of laboratory testing.

     The diagnostic testing industry remains fragmented and highly competitive. Government payers, such as Medicare (which principally serves patients 65 years and older) and Medicaid (which principally serves indigent patients), as well as private payers and large employers, continue to take steps to control the cost, utilization and delivery of healthcare services, including clinical laboratory services. We expect reductions in reimbursement from Medicare and Medicaid will continue to be implemented from time to time. The continuing consolidation among healthcare insurers has resulted in fewer but larger insurers with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical laboratories. See “Recent Changes in Payer Relationships” and “Payers and Customers—Healthcare Insurers”.

     While the diagnostic testing industry in the United States will be impacted by a number of factors and may continue to experience intensified pricing pressure in the near term, we believe it will continue to grow over the long term as a result of the following:

  the growing and aging population;

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

     Quest Diagnostics, as the largest clinical laboratory testing company with a leading position in most of its domestic geographic markets and service offerings, is well positioned to benefit from the long-term growth expected in the industry.

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

  Providing the Highest Quality Services and a Unique Patient Experience: We strive to provide the highest quality in all that we do including: phlebotomy and specimen transport services; analytical testing processes in our laboratories; accurate and timely lab reports; and billing information. We use Six Sigma and Lean processes to continuously reduce defects, enhance quality, and further increase the efficiency of our operations. Six Sigma is a management approach that utilizes a thorough understanding of customer needs and requirements, root cause analysis, process improvements and rigorous tracking and measuring to enhance quality. Lean streamlines processes and eliminates waste. We also use Six Sigma and Lean principles to help standardize operations and processes across our Company and identify and adopt company best practices. Our phlebotomists are specially trained to provide a unique patient experience. Patients are served at our patient service centers within 20 minutes, on average, and even faster where we have deployed our automated appointment scheduling.

  Offering Unparalleled Access and Distribution: We offer the broadest test menu and national access to testing services, with facilities in substantially all of the major metropolitan areas in the United States. Our test menu includes more than 3,000 tests. We operate a nationwide network of greater than 2,100 of our own patient service centers, principal laboratories located in more than 30 major metropolitan areas throughout the United States and about 150 smaller “rapid response” laboratories that enable us to serve patients, physicians, hospitals, employers and other healthcare providers throughout the United States. We also operate approximately 65 locations in the United States and Canada where we provide paramedical examinations. We believe that customers seek to utilize laboratory-testing providers that offer a comprehensive range of tests and services and the most convenient access to those services.

     Growth is driven organically and through acquisition. Over the long term, we expect to grow organically at or above the industry growth rate by gaining more customers and selling more to existing customers. Historically, our industry has focused primarily on service levels and aggressive pricing to drive organic volume growth. We believe that the differentiation we are creating through our focus on Six Sigma quality, unparalleled access and distribution, the most comprehensive test menu and innovative test and information technology offerings provides us with a competitive advantage and enables us to compete on more than price alone. Additionally, we are investing in sales and marketing, providing the sales force with better tools and training and adding innovative new products to sell. We are specifically focused on driving profitable organic growth in higher-growth areas by being a leading innovator. Our principal areas of focus include:

  Physician Sub Specialties: While we provide a strong value proposition in routine and esoteric clinical testing, we have not been the provider of choice for the testing needs of certain physician specialists. During 2006, we enhanced our test menu and service capabilities to more effectively compete in several physician sub specialties, including urology, gastroenterology, hematology and oncology, where we have had a smaller market share. We plan to continue to enhance our test menu and service capabilities in these areas as well as in dermatology. We have also been enhancing our esoteric anatomic pathology capabilities and service offerings and have added specially trained sales representatives to service pathologists in hospitals as well as hematology/oncology offices.

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

    Gene-Based and Other Esoteric Testing Capabilities: We intend to remain a leading innovator in the diagnostic testing industry by continuing to introduce new tests, technologies and services. We believe that gene-based and other esoteric tests are the fastest growing area within the diagnostic testing industry. We believe that we have the largest gene-based and esoteric testing business in the United States, with over $1 billion in net revenues during 2006, and that this business is growing approximately 10% per year. We believe that the unveiling of the human genome and the linkages of genes and the proteins they produce with disease will result in more complex and thorough predictive and diagnostic testing. We believe that we are well positioned to benefit from this growth. We intend to focus on commercializing diagnostic applications of discoveries in the areas of functional genomics and proteomics.

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

    The Care360 Physician Portal and related Care360 products allow us to replace older technology products used by some physicians and thereby offer a better solution. Demand has been growing for our information technology solutions as physicians have expanded their usage of the Internet. By the end of 2006, over 100,000 physicians were using our Care360™ products and approximately 50% of our orders and over 90% of our test results were being transmitted via the Internet. The Care360 Physician Portal was developed by MedPlus, our wholly owned healthcare information technology subsidiary. MedPlus’ ChartMaxx® patient record systems and Care360 connectivity system are designed to support the creation and management of electronic patient records, by bringing together, in one patient-centric view, information from various sources, including physician’s records and laboratory and hospital data. We intend to expand the services offered through our portal over time through both internal development and the formation of strategic relationships.
  Near Patient Testing (also known as Point of Care Testing): Technology changes are enabling testing to move closer to the patient, and are becoming increasingly available and reliable. We are well positioned to offer choice and integrated solutions to physicians, hospitals, clinics and retail customers for the testing methods that are most appropriate for each patient and practice. We intend to acquire and develop novel technology platforms and systems to meet the needs of our clients. We also intend to provide electronic data links through our Care360 desktop system so that tests performed outside our central laboratories, near the patient will be available for electronic medical records and will display in similar format to tests performed in our centralized laboratories. This will differentiate our near patient testing products from other products that are not integrated into our customers’ electronic records. Since July 2006, we have made several acquisitions that enable us to serve this near patient testing market, including HemoCue, Focus Diagnostics and Enterix. See “Recent Acquisitions”. We believe that these acquisitions and our overall near patient strategy will strengthen our relationship with our customers by enabling us to offer more solutions that improve their effectiveness and the care of their patients by enabling faster diagnosis and treatment. We will consider additional acquisitions or exclusive licenses of selective products to complement the products and services we provide.

  Acquisitions and International Expansion: The clinical laboratory industry in the United States remains fragmented. We expect to continue to selectively evaluate potential acquisitions of domestic clinical laboratories that can be integrated into our existing laboratories, thereby increasing access for patients and enabling us to reduce costs and improve efficiencies. While over the long term we believe positive industry factors in the U.S. diagnostic testing industry and the differentiated services we offer to our customers will enable us to grow organically, we see a number of opportunities to grow beyond our current principal business of operating diagnostic testing laboratories in the United States. We are actively exploring opportunities, including acquisitions, in the area of near patient testing to augment our laboratory testing business. Given that physicians and hospitals are primary sources for both near patient testing and laboratory performed tests, we believe providing both services will strengthen our relationships with customers and accelerate our growth.

   Additionally, we see opportunities to bring our experience and expertise in diagnostic testing to international markets, particularly developing countries where the testing markets are highly fragmented and less mature. In addition, expansion into near patient testing and international markets will diversify our revenue base, and add businesses which are growing faster and are more profitable than our principal business of U.S. based clinical laboratory testing.

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

Recent Acquisitions

     On January 31, 2007, we acquired POCT Holding AB (“HemoCue”), a company headquartered in Angelholm, Sweden, that specializes in near patient testing, in an all-cash transaction valued at approximately $420 million, including $123 million of assumed debt of HemoCue. HemoCue, which has annualized revenues of approximately $90 million, is the leading global provider in near patient testing for hemoglobin, with a growing share in the near patient markets for professional glucose and microalbumin testing. HemoCue’s handheld systems are used in physician’s offices, blood banks, hospitals, diabetes clinics and public health clinics. In developing countries these systems are used as the primary means to screen for anemia. The measurement of hemoglobin is important for patients being treated by transfusion, or undergoing dialysis or chemotherapy, where instant test results can lead to immediate treatment decisions. Approximately 50% of HemoCue’s products are sold outside the United States. HemoCue has a strong product development pipeline, based on its pioneering use of its patented microfluidic systems, and is currently developing new tests, including one to determine white blood cell counts. This test will help physicians quickly determine the presence of an infection and, consequently, the need for antibiotic treatment, potentially reducing the overuse of antibiotics, an ongoing public health concern. In addition, we intend to make HemoCue’s near patient handheld systems compatible with our Care360 portal, which enables doctors to store, access and share patient information. We financed the purchase price through a $450 million one-year term loan.

     In September 2006 we acquired Enterix, Inc. (“Enterix”), an Australia-based company, in an all-cash transaction valued at approximately $44 million. Enterix manufactures the InSure™ fecal immunochemical test for screening for colorectal cancer and also performs the InSure™ test for patients. Prior to the acquisition, we were the exclusive clinical laboratory offering the InSure™ test in the United States. During 2007, we intend to release a version of the test that can be performed by physicians in their offices.

     On July 3, 2006, we acquired Focus Diagnostics Inc. (“Focus Diagnostics”) in an all-cash transaction valued at $208 million, including approximately $3 million of assumed debt. Focus Diagnostics is a leading provider of infectious and immunologic disease testing and has established a reputation for being first to introduce new assays to the market, including diagnostic tests for Lyme disease, West Nile Virus and SARS. In addition, Focus Diagnostics develops, manufactures and markets diagnostic products, such as HerpeSelect® ELISA tests that detect patient antibodies to specific types of Herpes Simplex Virus, which can be performed on a variety of instrument platforms. Subject to clearance by the Food and Drug Administration (“FDA”), we plan to introduce within the next year a near patient testing device that will allow physician office laboratories to rapidly detect antibodies against Herpes Simplex Virus type 2. Focus Diagnostics offers its reference testing services and sells its diagnostic products to large academic medical centers, hospitals and commercial laboratories. Focus Diagnostics’ facility is located in Cypress, California. Approximately 27% of Focus Diagnostics’ products are sold outside the United States.

     We believe that the acquisition of HemoCue, Focus Diagnostics and Enterix support our growth strategy by establishing a platform to serve the near patient testing market. We expect to use HemoCue’s distribution network for sales of our complementary products, including Enterix’s near patient test for colorectal cancer screening, and Focus Diagnostics’ near patient product for Herpes Simplex Virus type 2 antibodies, as well as other diagnostic products that we develop. We also plan to investigate the potential applications of research conducted at Focus Diagnostics to HemoCue’s device platform. In addition to adding new product development capabilities, the acquisition of Focus Diagnostics further solidifies our leading position in providing esoteric testing for hospitals and commercial laboratories by adding Focus Diagnostics’ infectious and immunologic disease testing services to our menu.

     On November 1, 2005, we acquired LabOne, Inc., (“LabOne”), in a transaction valued at approximately $947 million, including approximately $138 million of assumed debt of LabOne. LabOne provides health screening and risk assessment services to life insurance companies, as well as clinical diagnostic testing services to healthcare providers and drugs-of-abuse testing to employers. LabOne operates regional laboratories in Lenexa, Kansas, and Cincinnati, Ohio, as well as a state-of-the-art call center in Lee’s Summit, Missouri, and provides paramedical examination services throughout the United States and Canada to serve the life insurance industry. The acquisition of LabOne supports our growth strategy in a number of ways, including: solidifying our leadership position in diagnostic testing by expanding access for physicians and patients and giving us added presence in several geographic areas; strengthening our drugs-of-abuse testing business and establishing us as the leader in a new testing-related business, providing health screening and risk assessment services to the life insurance industry.

Recent Changes in Payer Relationships

     On October 3, 2006, we announced that we would not be a national contracted provider of laboratory services to United Healthcare Group, Inc., (“UNH”), beginning January 1, 2007. After negotiating with UNH and offering to substantially reduce their total costs for laboratory services, UNH demanded that we execute an agreement that would have significantly reduced fees from what we had offered, and would have given UNH the right to unilaterally dictate certain key terms over a period of up to eight years. We determined that in the long term, signing such an agreement would not be in the best interest of our Company and our shareholders.

     UNH accounted for approximately 7% of our net revenues in 2006, with some of our regional laboratories having concentrations as high as 15% to 20%. As one of many contracted providers, we estimate that we served approximately half of UNH’s members or approximately three times as many as our single largest competitor. We believe that this was because physicians and patients preferred using us due to quality and convenience. While we expect to continue to service UNH’s members in certain limited markets as a contracted provider and in other markets as a non-contracted provider, UNH has threatened physicians with penalties if they continue to send laboratory testing to a non-contracted provider as of March 1, 2007. We believe UNH’s actions are unprecedented and inappropriate, because they effectively eliminate the choice to use an out-of-network provider which is embedded in many of the products UNH sells, and which employers and patients paid for. In addition, UNH has been aggressively communicating to its members that they may be faced with higher co-payments and deductibles if they use an out-of-network laboratory. While we retained virtually all of our UNH business through December 31, 2006, we estimate that by February 16, 2007, about 60% of our direct UNH business has moved to various contracted providers. We currently expect that the vast majority of the work we perform for UNH members will move to contracted providers before the end of 2007. However, it is possible that if patients and physicians are sufficiently dissatisfied with the services they receive from providers UNH is requiring them to use, we may regain some of the lost business.

     In most cases when we perform testing for UNH members as a non-contracted provider we are entitled to reimbursement and UNH is required to pay for our services, often at rates in excess of what we were previously reimbursed. However, we expect UNH may challenge our rights to reimbursement in certain cases, leading to disputes which will take time to resolve, and could result in a temporary increase in days sales outstanding. UNH may also decide to remit payment to patients for the services we provide them as a non-contracted provider, requiring us to pursue the patient for collection. Pursuing collections from patients generally requires more effort and is more costly than collecting from a healthcare insurer and carries greater collection risk. Therefore, if we are required to collect from patients rather than UNH, we could experience higher collection costs and bad debt on the work we perform as a non-contracted provider. We plan to aggressively assert and defend our rights to appropriate reimbursement, and challenge certain of UNH’s actions on a number of fronts. In addition, we are educating patients, their physicians and employers that there are important differences between laboratory testing providers, and that their right to choose their testing provider should not be eliminated by inappropriate methods.

     Our current expectation is that no longer being a contracted provider to UHN, and becoming a non-contracted provider to Horizon Blue Cross Blue Shield of New Jersey (which accounted for approximately 1% of our net revenues in 2006), will reduce our revenue growth in 2007 by between 7% and 10%, most of that resulting from the direct loss of previously contracted work, and some of it associated with the loss of other work from physicians who choose to consolidate their testing with a single laboratory. Given that we expect a decrease in volume levels in 2007 due to these contract changes, we plan to adjust our cost structure to match the new volume levels. However, due to the fact that a large portion of our costs, approximately 40% or more, are fixed, we do not expect our cost reduction actions will fully mitigate the profit impact of the anticipated volume decline during 2007. Our plans also include examining our structural, or fixed costs, to determine what reductions can be made. The extent to which we will need to reduce structural costs, which in part will be driven by how quickly we replace lost business, will determine how long it will take to complete all of our cost actions. As we do so, top priorities will be maintaining the differentiated level of service we provide to our patients and physicians, and remaining positioned to capitalize on growth opportunities.

Our Services

     For 2006, our clinical laboratory testing business accounted for approximately 92% of our net revenues, with the balance derived from risk assessment services, clinical trials testing, healthcare information technology services and diagnostic products. Substantially all of our services are provided within the United States. See Note 16 to the Consolidated Financial Statements. Laboratory testing includes routine testing and gene-based and esoteric testing, which generated approximately 76% and 16%, respectively, of our net revenues. Risk assessment services generated approximately 5% of our net revenues and clinical trials testing generated approximately 3% of our net revenues. We derive approximately 2% of our net revenues from foreign operations.

Routine Testing

     Routine tests measure various important bodily health parameters such as the functions of the kidney, heart, liver, thyroid and other organs. Commonly ordered tests include:

  blood cholesterol level;

  blood chemistries;

  complete blood cell counts;

  Pap tests;

  urinalyses;

  pregnancy and other prenatal tests;

  alcohol and other substance-abuse tests; and

  asthma and allergy tests such as the ImmunoCap® test.

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

     We operate 24 hours a day, 365 days a year. We perform and report most routine tests within 24 hours. The majority of test results are delivered electronically.

Esoteric Testing

     Esoteric tests are those tests that require more sophisticated technology, equipment or materials, professional “hands-on” attention from highly skilled and technical personnel, and that may be performed less frequently than routine tests. Because it is not cost-effective for most hospital and clinical laboratories to perform low-volume esoteric testing in-house, they generally refer many of these tests to an esoteric clinical testing laboratory that specializes in performing these more complex tests. Due to their complexity, esoteric tests are generally reimbursed at higher levels than routine tests.

     Our two esoteric testing laboratories, which conduct business as Quest Diagnostics Nichols Institute, are among the leading esoteric clinical testing laboratories in the world. In 1998, our esoteric testing laboratory in San Juan Capistrano, California, was the first clinical laboratory in North America to achieve International Organization for Standardization, or ISO, 9001 certification. Our esoteric testing laboratory in Chantilly, Virginia enables us to provide full esoteric testing services on the east coast. Our Focus Diagnostics laboratory, which is based in Cypress, California, is one of the leading providers of infectious and immunologic disease testing in the world. Our esoteric testing laboratories perform hundreds of esoteric tests that are not routinely performed by our regional laboratories. These esoteric tests are generally in the following fields:

  endocrinology and metabolism (the study of glands, their hormone secretions and their effects on body growth and metabolism);

  genetics (the study of chromosomes, genes and their protein products and effects);

  hematology (the study of blood and bone marrow cells) and coagulation (the process of blood clotting);

  immunogenetics and human leukocyte antigens (HLA) (solid organ and bone marrow transplantation; eligibility for vaccines and immunotherapy);

  immunology (the study of the immune system including antibodies, immune system cells and their effects and autoimmune diseases);

  microbiology and infectious diseases (the study of microscopic forms of life including parasites, bacteria, viruses, fungi and other infectious agents);

  oncology (the study of abnormal cell growth including benign tumors and cancer);

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

     We continue to be a leading innovator in the industry, through tests that we developed at Quest Diagnostics Nichols Institute, the largest provider of molecular diagnostic testing in the United States, and Focus Diagnostics, a leading provider of infectious and immunologic disease testing, as well as through relationships with technology developers. We believe that we are one of the leaders in transferring technical innovations to the market through our relationships with the academic community and pharmaceutical and biotechnology firms, as well as through collaborations with emerging medical technology companies that develop and commercialize novel diagnostics, pharmaceutical and device technologies.

     We focus our resources on key disease states and technologies that will help doctors care for their patients through better screening, diagnosis, prognosis, treatment choice and monitoring. With these priorities in mind, during 2006, we introduced over 80 new and improved assays and services, principally in the following areas:

Oncology – Blood Cancers (Leukemia and Lymphoma). We introduced ten additional tests for leukemia and lymphoma in our growing family of new plasma-based molecular tests called Leumeta™. We believe that these tests will first supplement and, in the future, might reduce or replace the need for painful bone marrow biopsies.

Oncology- Solid Tumors:

o	We introduced a breast Cancer Gene Expression Index to help physicians predict the risk of disease recurrence in women with estrogen receptor (ER)-positive, lymph node-negative breast cancer.

o	Carcinomas of Unknown Primary (CUP) are expensive and time consuming to diagnose, losing precious time for the patient in determining the most effective treatment. As the first laboratory in the United States to develop a test for genomic characterization of tumor cells, we were also the first laboratory to offer this important test to hospitals, oncologists and pathologists.

Methicillin-Resistant Staphylococcus aureus (MRSA). We introduced GeneOhm’s PCR-based testing for rapid and accurate diagnosis of Methicillin-Resistant Staphylococcus aureus (MRSA), a virulent hospital-based infection, to determine how and when to quarantine and treat potentially affected patients.

Multiple Sclerosis. Our Focus Diagnostics subsidiary developed and introduced a test to determine if multiple sclerosis patients have developed antibodies to the drug Tysabri, thus differentiating patients who may or may not benefit from the drug. Two companion tests for interferon beta antibodies were also developed.

Transplant Care and Therapeutic Drug Monitoring. We have introduced:

o	14 tests that provide a comprehensive menu of infectious disease testing for pre and post transplant care of patients. We also offer the companion therapeutic drug monitoring (TDM) tests to monitor anti-rejection (immune suppression) drugs, and were the first national laboratory to offer an immune cell function test that helps the physician determine the status of a transplant patient’s immune system as the physician works to maintain the delicate balance between rejection from a strong immune system and infection from a weakened immune system.

o	11 tests and three panels that complete our state of the art Human Leukocyte Antigen (HLA) typing capability for hematopoietic stem cell/bone marrow transplantation, tumor vaccination, and immunotherapy.

o	A nine-test menu and testing capability in an FDA registered laboratory for Human Cell, Tissues and Cellular and Tissue-Based Products (HCT/P) Donor Testing through which donors (such as those involved in in-vitro fertilization (IVF), sperm donations, or cellular or tissue implants) are tested for communicable diseases.

Assays Based on New Technology. We are a leader in improving the techniques and utilization of liquid chromatography-tandem mass spectrometry (LC-MS/MS) so it can be used in a high-volume routine testing environment for improved testing, monitoring and treatment of patients with steroidal and hormonal conditions.

Using this platform, we developed and introduced a more accurate and sensitive 25-OH Vitamin D assay as well as a testosterone test for hypogonadal males, women and children, because in these patient populations, fluctuations in minute amounts of testosterone can have important health and treatment implications. We intend to continue to apply this technology to more of our tests.

Interpretive Services. Our Focus Diagnostics subsidiary developed and introduced GenomEx™, a proprietary service for interpretation of cystic fibrosis testing. This service utilizes our expertise in genetic testing and interpretation to assist hospitals that have chosen to internalize cystic fibrosis testing, but do not have a certified geneticist on staff.

     We are working on the automation of a genetic test to determine whether parents are carriers of the genetic mutation that causes Fragile X syndrome, the most common form of inherited mental retardation. This automation, which is expected to be ready by mid -2007, will enable broad-based population screening for Fragile X.

     We proactively search for new opportunities in screening, diagnosis, prognosis, treatment choice and treatment monitoring. We believe that the unveiling of the human genome, and its extension into proteomics and epigenetics, will continue to result in ever more complex and thorough predictive and diagnostic testing. We believe that we are well positioned to benefit from these advances.

     As testing methods become more complex, we believe that it is also important to provide sound medical and scientific consultation to ensure the correct application and interpretation of the test results. Our medical and scientific directors are always available for consultation to our customers. In 2006, we further enhanced our consultation programs, with our enhanced reporting initiatives, particularly in the complex areas of hematopathology and coagulation. We believe consultation services will provide greater support and will help spur the adoption of the new tests we develop and lead to improved client satisfaction and improved patient outcomes.

Anatomic Pathology

     We are one of the leading providers of anatomic pathology services in the United States. We have traditionally been strongest in cytology, specifically in the analysis of Pap tests to detect cervical cancer. We led the industry in converting Pap testing to the use of liquid-based technology, a more effective means of screening for cervical cancer. We have also introduced computerized Pap screening which improves the accuracy of the cervical cytology report by decreasing the number of false negative and false positive results when compared to manual screening of a liquid based Pap test alone. We are among those leading the industry in educating physicians about human papilloma virus (“HPV”) molecular testing. The American College of Obstetricians and Gynecologists and the American Cancer Society recommend that women over 30 should be screened for HPV in addition to a Pap test. Anatomic pathology services and cytology services generated approximately 10% of our net revenues during 2006.

Risk Assessment Services

     We believe that we are the largest provider of risk assessment services to the life insurance industry in the United States. Our risk assessment services comprise underwriting support services to the life insurance industry including teleunderwriting, specimen collection and paramedical examinations, laboratory testing, medical record retrieval, motor vehicle reports, telephone inspections and credit checks. The laboratory tests performed and data gathered by us are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants, but also includes specimens of individuals applying for medical and disability policies. We also provide risk assessment services in Canada. We operate approximately 65 locations in the United States and Canada where we provide paramedical examinations. We also contract with third parties for these services at 160 locations across the United States.

Clinical Trials Testing

     We believe that we are the world’s second largest provider of clinical laboratory testing performed in connection with clinical research trials on new drugs. Through our Focus Diagnostics subsidiary, we believe that we are the leading provider of clinical laboratory testing performed in connection with clinical research trials on vaccines. Clinical research trials are required by the FDA and other international regulatory authorities to assess the safety and efficacy of new drugs and vaccines. We have clinical trials testing centers in the United States and in the United Kingdom. We also provide clinical trials testing in Australia, China, Singapore and South Africa through arrangements with third parties. Clinical trials involving new drugs are increasingly being performed both inside and outside the United States. Approximately 53% of our net revenues from clinical trials testing in 2006 represented testing for GlaxoSmithKline plc, or GSK. We are the primary provider of testing to support GSK’s clinical trials testing requirements worldwide.

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

     See “Recent Acquisitions” for information concerning our recent acquisitions of HemoCue, Focus Diagnostics and Enterix.

     During the third quarter of 2006 we discontinued the operations of Nichols Institute Diagnostics, which manufactured and marketed diagnostic test kits and systems primarily for esoteric testing.

Payers and Customers

     We provide testing services to a broad range of healthcare providers. We consider a “payer” as the party that reimburses us for the test and a “customer” as the party who refers the test to us. Depending on the billing arrangement and applicable law, the payer may be (1) the physician or other party (such as a hospital, another laboratory or an employer) who referred the testing to us, (2) the patient, or (3) a third party who pays the bill for the patient, such as an insurance company, Medicare or Medicaid. Some states, including New York, New Jersey and Rhode Island, prohibit us from billing physician clients.

     The following table shows current estimates of the breakdown of the percentage of our total volume of requisitions and net revenues associated with our clinical laboratory testing business during 2006 applicable to each payer group:

Net Revenues
as % of
	Requisition Volume	Total
	as % of	Clinical Laboratory Testing
	Total Volume	Net Revenues
Patients	2% — 5%	5% — 10%
Medicare and Medicaid	15% — 20%	15% — 20%
Physicians, Hospitals, Employers and
Other Monthly-Billed Clients	30% — 35%	20% — 25%
Healthcare Insurers-Fee-for-Service	30% — 35%	40% — 45%
Healthcare Insurers-Capitated	15% — 20%	5% — 10%

     Healthcare insurers, including managed care organizations and other healthcare insurance providers, which typically reimburse us as a contracted provider on behalf of their members for clinical laboratory testing services performed, represent approximately one-half of our consolidated net revenues from clinical laboratory testing. During 2006, only three healthcare insurers, including UNH, accounted for 5% or more of our net revenues. Reimbursement from these three largest payers totaled approximately 19% of our net revenues in 2006. UNH, which accounted for approximately 7% of our net revenues for 2006, was our largest payer.

     During 2006, no single customer accounted for more than 1.5% of our consolidated net revenues. We believe that the loss of any one of our customers would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Healthcare Insurers

     Healthcare insurers, including managed care organizations and other healthcare insurance providers, which typically negotiate directly or indirectly with a number of clinical laboratories on behalf of their members, represent approximately one-half of our total clinical testing volumes and one-half of our net revenues from our clinical testing. Larger healthcare insurers typically prefer to use large commercial clinical laboratories because they can provide services to their members on a national or regional basis. In addition, larger laboratories are better able to achieve the low-cost structures necessary to profitably service the members of large healthcare plans and can provide test utilization data across various products in a consistent format. Healthcare insurers frequently require test utilization data in order to meet the reporting requirements of the National Committee for Quality Assurance to implement disease management programs and for other health plan operation purposes. In certain markets, such as California, healthcare insurers may delegate their covered members to independent physician associations, or IPAs, which in turn negotiate with laboratories for clinical laboratory services on behalf of their members.

     The trend of consolidation among healthcare insurers has continued, resulting in fewer but larger insurers with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical laboratories. These healthcare insurers, as well as IPAs, demand that clinical laboratory service providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment arrangements. Under these capitated payment arrangements, we and healthcare insurers agree to a predetermined monthly reimbursement rate for each member of the healthcare insurer’s plan, regardless of the number or cost of services provided by us. Some services, such as various esoteric tests, new technologies and anatomic pathology services, may be carved out from a capitated rate and, if carved out, are charged on a fee-for-service basis. We work closely with healthcare insurers as they evaluate new tests; however, as innovation in the testing area increases, there is no guarantee that healthcare insurers will agree to offer the technology as a covered service, carve out these services or reimburse them at rates that reflect the true cost or value associated with such services. Our cost to perform work reimbursed under capitated payment arrangements is not materially different from our cost to perform work reimbursed under other arrangements with healthcare insurers. Since average reimbursement rates under capitated payment arrangements are typically less than our overall average reimbursement rate, the testing services reimbursed under capitated payment arrangements are generally less profitable. In 2006, we derived approximately 16% of our testing volume and 7% of our net revenues from capitated payment arrangements.

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

     Despite the general trend of increased choice for patients in selecting a healthcare provider, recent experience indicates that some healthcare insurers may actively seek to limit the choice of patients and physicians if they feel it will give them increased leverage to negotiate lower fees, by consolidating services with a single or limited network of contracted providers. Historically, healthcare insurers, which had limited their network of laboratory service providers, encouraged their members, and sometimes offered incentives, to utilize only contracted providers. In addition, patients who use a non-contracted provider may have a higher co-insurance responsibility, which may result in physicians referring testing to contracted providers to minimize the expense to their patients. In cases where members choose to use a non-contracted provider due to service quality or convenience, the non-contracted provider would be reimbursed at rates considered “reasonable and customary”. Contracted rates are generally lower than “reasonable and customary” rates because of the potential for greater volume as a contracted provider. However, a non-contracted laboratory service provider with quality and service preferred by physicians and patients to that of contracted providers, could potentially realize greater profits than if it was a contracted provider, provided that physicians and patients continue to have choice in selecting their provider. Physicians requiring testing for patients are the primary referral source of our clinical laboratory testing volume, and often refer work to us as a non-contracted provider. Recent experience indicates that at least one large healthcare insurer, UNH, is looking to restrict or eliminate the choice of physicians, and in turn their patients, by threatening to impose financial penalties on physicians for referring patients to non-contracted laboratory service providers. If this approach is successful in influencing physicians to no longer use non-contracted laboratories, it could make it substantially more difficult for a laboratory service provider to sufficiently differentiate itself based on quality and service in order to profitably operate as a non-contracted provider, could lead to other healthcare insurers using similar tactics, and could materially impact our financial condition, results of operations and cash flows.

     Historically, most Medicare beneficiaries were covered under the traditional Medicare program, but the federal government has, over the last several years, effected various proposals in an effort to increase enrollment of Medicare beneficiaries in the private managed care system. With the enactment of The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, which renamed the private Medicare program “Medicare Advantage” and created an additional product that allows for regional Preferred Provider Organization, it is possible that we may begin to experience a shift of traditional Medicare beneficiaries to private Medicare Advantage programs.

     We offer QuestNet™, a service whereby we develop and administer customized networks of clinical laboratory providers for healthcare insurers. Through QuestNet™, physicians and patients are provided multiple choices for clinical laboratory testing while healthcare insurers realize cost reductions from reducing testing performed by non-contracted providers and simplified administration of payment for clinical laboratory testing services.

Hospitals

     Hospitals generally maintain an on-site laboratory to perform testing on patients and refer less frequently needed and highly specialized procedures to outside laboratories, which typically charge the hospitals on a negotiated fee-for-service basis. Fee schedules for hospital reference testing are typically negotiated on behalf of the hospitals by group purchasing organizations. We believe that most hospital laboratories perform approximately 90% to 95% of their patients’ clinical laboratory tests. We provide services to hospitals throughout the United States that vary from esoteric testing to helping manage their laboratories. We believe that we are the industry’s market leader in servicing hospitals. Our hospital customers account for approximately 11% of our net revenues, the majority of which represents services billed to the hospitals for certain testing that the hospitals do not perform internally. Hospitals continue to look for ways to fully utilize their existing laboratory capacity through test internalization as well as competing with commercial laboratories for outreach (non-hospital patients) testing. Most physicians have admitting privileges or other relationships with hospitals as part of their medical practice. Many hospitals leverage their relationships with community physicians and encourage the physicians to send their outreach testing to the hospital’s laboratory. In addition, hospitals that own physician practices generally require the physicians to refer tests to the hospital’s affiliated laboratory. Hospitals can have greater leverage with healthcare insurers than do commercial clinical laboratories, particularly hospitals that have a significant market share; hospitals thus are frequently able to negotiate higher reimbursement rates with healthcare insurers than commercial clinical laboratories for comparable clinical laboratory testing services.

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

Employers, Governmental Institutions and Other Clinical Laboratories

     We provide testing services to federal, state and local governmental agencies and to large employers. We believe that we are the leading provider of clinical laboratory testing to employers for drugs of abuse. We also provide wellness testing to employers to enable employees to take an active role in improving their health. Testing services for employers account for approximately 3% of our net revenues. The volume of testing services for employers, which generally have relatively low profit margins, decreased slightly in 2006, due to our no longer serving certain low-priced business and some reduction in hiring activity among some large retail customers. We also perform esoteric testing services for other commercial clinical laboratories that do not have a full range of testing capabilities. All of these customers are charged on a fee-for-service basis.

Sales and Marketing

     We market to and service our customers through our direct sales force, healthplan sales force, customer service representatives and couriers.

     We focus our sales efforts on obtaining and retaining profitable accounts. We have an active customer management process to evaluate the growth potential and profitability of all accounts.

     Our sales force is organized by customer type with the majority of representatives focused on marketing clinical laboratory testing and related services to physicians, including specialty physicians such as oncologists, urologists and gastroenterologists. Additionally, we have a healthplan sales organization that focuses on regional and national insurance and healthcare organizations. We also have a hospital sales organization that focuses on meeting the unique needs of hospitals and promotes the specialized capabilities of our Nichols Institute esoteric testing laboratories and our Focus Diagnostics infectious and immunologic disease testing laboratory. Supporting our physician sales teams are genomics and esoteric testing specialists, who are specially trained and focused on educating our clients on new and more complex tests. A smaller portion of our sales force focuses on selling substance-of-abuse and wellness testing to employers. We also have a sales force that focuses on selling risk assessment testing services to life insurance companies. With the completion of our acquisition of HemoCue and Focus Diagnostics, we also have a sales force that will focus on selling products to hospitals, commercial clinical laboratories and physician office laboratories.

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

     We are in the process of implementing a standard laboratory information system and a standard billing system across all of our operations, including those from our most recent acquisitions, which we expect will take several more years to complete. It will result in significantly more centralized systems than we have even today and better control over the operational environment. We expect the integration of these systems will improve operating efficiency and provide management with more timely and comprehensive information with which to make management decisions. However, failure to properly implement this standardization process could materially adversely affect our business. During system conversions of this magnitude, workflow is re-engineered to take advantage of best practices and enhanced system capabilities, which may cause temporary disruptions in service. In addition, the implementation process, including the transfer of databases and master files to new data centers, presents significant conversion risks that need to be managed very carefully.

Billing

     Billing for laboratory services is complicated. Depending on the billing arrangement and applicable law, we must bill various payers, such as patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups, all of which have different billing requirements. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further complexity to the billing process. Other factors that complicate billing include:

  differences between our fee schedules and the reimbursement rates of the payers;

  disparity in coverage and information requirements among various payers;

  missing, incomplete or inaccurate billing information provided by ordering physicians;

  billings to payers with whom we do not have contracts; and

  disputes with payers as to which party is responsible for payment.

     We incur additional costs as a result of our participation in Medicare and Medicaid programs because billing and reimbursement for clinical laboratory testing is subject to numerous federal and state regulations and other billing requirements. These additional costs include those related to: (1) complexity added to our billing processes; (2) training and education of our employees and customers; (3) compliance and legal costs; and (4) costs related to, among other factors, medical necessity denials and advance beneficiary notices. Compliance with applicable laws and regulations, as well as internal compliance policies and procedures, adds further complexity and costs to our operations. Changes in laws and regulations could negatively impact our ability to bill our clients. The Centers for Medicare & Medicaid Services, or CMS, establishes procedures and continuously evaluates and implements changes to the reimbursement process.

     We believe that most of our bad debt expense, which was 3.9% of our net revenues in 2006, is primarily the result of missing or incorrect billing information on requisitions received from healthcare providers and the failure of patients to pay the portion of the receivable that is their responsibility rather than credit related issues. In general, we perform the requested tests and report test results regardless of whether the billing information is incorrect or missing. We subsequently attempt to contact the healthcare provider or patient to obtain any missing information and rectify incorrect billing information. Missing or incorrect information on requisitions complicates and slows down the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable and bad debt expense (see “Regulation of Reimbursement for Clinical Laboratory Services”). The increased use of electronic ordering reduces the incidence of missing or incorrect information. See “Recent Changes in Payer Relationships” for a discussion of our billing to UNH and its members.

Competition

     While there has been significant consolidation in the clinical laboratory testing industry in recent years, our industry remains fragmented and highly competitive. We primarily compete with three types of laboratory providers: hospital-affiliated laboratories, other commercial clinical laboratories and physician-office laboratories. We are the leading clinical laboratory testing provider in the United States, with net revenues of $6.3 billion during 2006, and facilities in substantially all of the country’s major metropolitan areas. Our largest competitor is Laboratory Corporation of America Holdings, Inc. In addition, we compete with many smaller regional and local commercial clinical laboratories, specialized esoteric labs, as well as laboratories owned by physicians and hospitals (see “Payers and Customers”).

     We believe that healthcare providers consider a number of factors when selecting a laboratory, including:

  service capability and quality;

  accuracy, timeliness and consistency in reporting test results;

  number and type of tests performed by the laboratory;

  number, convenience and geographic coverage of patient service centers;

  reputation in the medical community; and

  pricing.

     We believe that we are an effective competitor in each of these areas.

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

     The diagnostic testing industry is faced with changing technology and new product introductions. Advances in technology may lead to the development of more cost-effective tests that can be performed outside of a commercial clinical laboratory such as (1) near patient tests that can be performed by physicians in their offices; (2) esoteric tests that can be performed by hospitals in their own laboratories; and (3) home testing that can be carried out without requiring the services of clinical laboratories. Development of such technology and its use by our customers and patients would reduce the demand for our laboratory testing services and negatively impact our net revenues (see “Regulation of Clinical Laboratory Operations”). However, as a result of our acquisition of HemoCue, Focus Diagnostics and Enterix, we believe that we are well positioned to service this market for physicians and hospitals. We also believe that our overall near patient strategy will strengthen our relationship with our customers by enabling us to offer more solutions that improve their effectiveness and the care of their patients by enabling faster diagnosis and treatment. See “Recent Acquisitions”.

Quality Assurance

     Our goal is to continually improve the processes for collection, storage and transportation of patient specimens, as well as the precision and accuracy of analysis and result reporting. Our quality assurance efforts focus on proficiency testing, process audits, statistical process control and personnel training for all of our laboratories and patient service centers. We continue to implement our Six Sigma and standardization initiatives to help achieve our goal of becoming recognized as the undisputed quality leader in the healthcare services industry. Our Nichols Institute facility in San Juan Capistrano was the first clinical laboratory in North America to achieve ISO certification. Two of our clinical trials laboratories and two of our esoteric laboratories are also ISO certified. These certifications are international standards for quality management systems.

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

     CAP is an independent, non-governmental organization of board certified pathologists. CAP is approved by CMS to inspect clinical laboratories to determine compliance with the standards required by the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). CAP offers an accreditation program to which laboratories may voluntarily subscribe. All of our major regional and esoteric laboratories and most of our rapid response laboratories are accredited by CAP. Accreditation includes on-site inspections and participation in the CAP (or equivalent) proficiency testing program. “CAP whistle blower” hotline posters, which are used to escalate unresolved quality and laboratory safety concerns to CAP, are posted in all of our CAP accredited laboratories.

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

     CLIA and State Regulation. All of our laboratories and (where applicable) patient service centers are licensed and accredited by the appropriate federal and state agencies. CLIA regulates virtually all clinical laboratories by requiring they be certified by the federal government and comply with various operational, personnel and quality requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. In May 2000, the CDC published a notice of intent to create a genetic specialty under CLIA; however, in September 2006, CMS publicly announced that it did not intend to promulgate a rule creating a genetic specialty. CLIA does not preempt state laws that are more stringent than federal law. For example, state laws may require additional personnel qualifications, quality control, record maintenance and/or proficiency testing. The cost of compliance with CLIA makes it cost prohibitive for many physicians to operate clinical laboratories in their offices. However, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care laboratory equipment to physicians and by selling to both physicians and patients test kits approved by the FDA for home use. Diagnostic tests approved or cleared by the FDA for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories with minimal regulatory oversight under CLIA as well as by patients in their homes.

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

     Medical Waste, Hazardous Waste and Radioactive Materials. Clinical laboratories are subject to federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and radioactive materials. We generally use outside vendors to dispose of such waste and contractually require them to comply with applicable laws and regulations.

     FDA. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used to perform diagnostic testing by clinical laboratories. In the past, the FDA also has claimed regulatory authority over laboratory-developed tests, but it has stated that it is exercising enforcement discretion in not regulating most laboratory-developed tests performed by high complexity CLIA-certified laboratories. On September 7, 2006, the FDA published two draft guidance documents that could impact us if finalized. The first draft guidance document describes various manufacturer practices and products that the FDA believes would take certain reagent products out of the Class I (exempt) Analyte Specific Reagent (ASR) category. The ASR draft guidance, if adopted as proposed, could restrict laboratory access to certain products now available, if in response to its adoption, manufacturers voluntarily withdraw their products from the market. The other draft guidance document describes certain laboratory-developed tests that the FDA intends to regulate as in vitro diagnostic test systems (i.e., as medical devices). The FDA calls this category of laboratory-developed tests “In Vitro Diagnostic Multivariate Index Assays” (IVDMIAs). The IVDMIA draft guidance, if adopted as published, would extend FDA oversight over laboratories that offer certain laboratory-developed tests. Many of the esoteric tests that we develop internally are first offered as laboratory-developed tests. FDA regulation of laboratory-developed tests or increased regulation of the various medical devices used in laboratory-developed testing would lead to increased regulatory burden and additional costs and delays in introducing new tests, including genetic tests. Representatives of clinical laboratories (including us) and the American Clinical Laboratory Association (our industry trade association), or ACLA, have communicated industry concerns to representatives of the FDA about potential FDA regulation of laboratory-developed testing and issues with regard to the continued availability of certain analyte specific reagents. FDA has extended to March 5, 2007 its original deadline for public response to the draft guidance documents.

     The diagnostic products business conducted by our in vitro diagnostic product manufacturing subsidiaries is subject to regulation by the FDA, as well as by foreign governmental agencies, including countries within the European Union who have adopted the Directive on In Vitro Diagnostic Medical Devices (“IVDD”). These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing and distribution, and market surveillance of diagnostics products. Prior to marketing or selling most diagnostic products, we must secure approval from the FDA and (when appropriate) counterpart non-U.S. regulatory agencies, although the IVDD allows us to market in Europe many products using a process in which the manufacturer certifies that the device conforms to the regulatory and quality requirements for the device. Following the introduction of a diagnostic product into the market, the FDA and non-U.S. agencies engage in periodic reviews of the manufacturing processes and product performance. Compliance with these regulatory controls can affect the time and cost associated with the development, introduction and continued availability of new products. These agencies possess the authority to take various administrative and legal actions against us, such as product suspensions, recalls, product seizures and other civil and criminal sanctions. Where appropriate, voluntary compliance actions, such as voluntary recalls, may be undertaken.

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

     Corporate Practice of Medicine. Many states, including some in which our principal laboratories are located, prohibit corporations from engaging in the practice of medicine. The corporate practice of medicine doctrine has been interpreted in certain states to prohibit corporations from employing licensed healthcare professionals to provide services on behalf of a corporation. The scope of the doctrine, and how it applies, varies from state to state. In certain states these restrictions affect our ability to directly provide anatomic pathology services and/or to provide clinical laboratory services directly to consumers.

Healthcare Information Technology

     Clinical laboratories use information technology to obtain laboratory orders and to communicate results and provide other laboratory reporting. Innovations in healthcare information technology, or HCIT, have the potential to improve patient care, promote efficiency and reduce expense. Both at the federal and state levels, there are public and private efforts to bring together healthcare providers, information technology vendors, and other stakeholders to facilitate the creation of healthcare information interoperability standards and a national healthcare network, including adopting standard clinical code sets and standards for healthcare information electronic interoperability (standards for the exchange and use of electronic healthcare data).

     We and MedPlus, our HCIT subsidiary, could be impacted by any national healthcare information network and the adoption of standards and codes for HCIT interoperability, because of substantial existing investments in software and hardware and the potential for having to make substantial future investments to comply with new or different standards and clinical coding systems. On August 8, 2006, the Office of the Inspector General, or OIG, published a final rule providing safe harbors to the federal anti-kickback statute and CMS published a final rule providing exceptions to the Stark self-referral prohibition law permitting various entities to provide e-prescribing items and services and electronic health records (EHR) items and services. Under the final rules, certain donors (but not laboratories) may provide e-prescribing items and services to referral sources at no charge, and a broader range of donors (including laboratories) may provide a broader range of HCIT items and services in return for a payment of fifteen percent (15%) of the donor’s cost and compliance with other conditions.

     We and ACLA, our trade association, continue to monitor standards development, proposed legislation and the rulemaking process. Through representatives on various industry work groups and governmental advisory bodies, we are providing relevant information to policy makers to ensure that issues important to medical laboratories are reflected in any interoperability standards, HCIT legislation and proposed regulations.

Privacy and Security of Health Information; Standard Transactions

     Pursuant to HIPAA, the Secretary of the Department of Health and Human Services (“HHS”) has issued final regulations designed to improve the efficiency and effectiveness of the healthcare system by facilitating the electronic exchange of information in certain financial and administrative transactions while protecting the privacy and security of the information exchanged. Three principal regulations have been issued in final form: privacy regulations, security regulations and standards for electronic transactions.

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

  the content of notices of privacy practices for protected health information; and

  administrative, technical and physical safeguards required of entities that use or receive protected health information.

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

     The final HIPAA regulations for electronic transactions, which we refer to as the transaction standards, establish uniform standards for electronic transactions and code sets, including the electronic transactions and code sets used for billing claims, remittance advices, enrollment and eligibility. We have completed conversion to the required standard format for our electronic fee-for-service claim transactions and our electronic fee-for-service remittance transactions.

     In addition to having completed conversion to the required standard format for our electronic claim and remittance transactions, we are actively in the process of completing systems planning for compliance with HIPAA regulations on adoption of national provider identifiers (“NPI”). The NPI regulations require health care providers to adopt new, unique identifiers for reporting on claims transactions after May 23, 2007. The new identifiers will replace existing identifiers, such as provider numbers historically assigned by Medicare to laboratories and unique physician identification numbers (“UPIN”) assigned by CMS to Medicare participating physicians, on claims that require provider identifiers. We have obtained NPIs for all of our laboratory facilities and we have updated our billing systems so that we can report our NPIs to Medicare, Medicaid and other commercial health plans. We have also updated our billing systems so that we can report the NPIs of referring physicians for our claims that require referring physician NPI information after May 23, 2007, such as claims submitted to the Medicare program. We are in the process of obtaining NPI information from our physician clients, and expect that the process will continue up to and beyond May 23, 2007. As of February 23, 2007, CMS reports that approximately 60% of physicians have obtained NPIs. There is industry concern with the number of physicians and other health providers who have not yet obtained NPIs, and various groups have requested that CMS consider adopting a contingency period of one year or more for compliance with NPI regulations. While CMS has adopted similar contingency periods for electronic claim and remittance transactions in the past, there is no indication yet that they will do the same for NPI. We will continue efforts to obtain available referring physician NPIs, and expect that most of the available NPIs will be obtained prior to May 23, 2007.

Regulation of Reimbursement for Clinical Laboratory Services

     Overview. The healthcare industry has experienced significant changes in reimbursement practices during the past several years. Government payers, such as Medicare (which principally serves patients 65 years and older) and Medicaid (which principally serves indigent patients), as well as private payers and large employers, have taken steps and may continue to take steps to control the cost, utilization and delivery of healthcare services, including clinical laboratory services. If we cannot offset future reductions in the payments we receive for our services by reducing costs, increasing test volume and/or introducing new procedures, it could have a material adverse impact on our net revenues and profitability.

     While the total cost to comply with Medicare administrative claims requirements is disproportionate to our cost to bill other payers, average Medicare reimbursement rates are not materially different than our overall average reimbursement rate from all payers, making this business generally less profitable. Despite the added cost and complexity of participating in the Medicare and Medicaid programs, we continue to participate in such programs because we believe that our other business may depend, in part, on continued participation in these programs, since certain customers may want a single laboratory capable of performing all of their clinical laboratory testing services, regardless of who pays for such services.

     Billing and reimbursement for clinical laboratory testing is subject to significant and complex federal and state regulation. Penalties for violations of laws relating to billing federal healthcare programs and for violations of federal fraud and abuse laws include: (1) exclusion from participation in Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business. Civil monetary penalties for a wide range of violations are not more than $10,000 per violation plus three times the amount claimed and, in the case of kickback violations, not more than $50,000 per violation plus up to three times the amount of remuneration involved. A parallel civil remedy under the federal False Claims Act provides for damages not more than $11,000 per violation plus up to three times the amount claimed.

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

     A proposed rule released in September 1997 would have authorized the OIG to exclude providers, including clinical laboratories, from participation in the Medicare program that charge Medicare and other programs fees that are “substantially in excess of . . . usual charges . . . to any of [their] customers, clients or patients”. This proposal was withdrawn by the OIG in 1998. In November 1999, the OIG issued an advisory opinion which indicated that a clinical laboratory offering discounts on client bills may violate the “usual charges” regulation if the “charge to Medicare substantially exceeds the amount the laboratory most frequently charges or has contractually agreed to accept from non-Federal payers”. The OIG subsequently issued a letter clarifying that the usual charges regulation is not a blanket prohibition on discounts to private pay customers.

     In September 2003, the OIG published a Notice of Proposed Rulemaking that would amend the OIG’s exclusion regulations addressing excessive claims. Under the proposed exclusion rule, the OIG would have the authority to exclude a provider for submitting claims to Medicare that contain charges that are substantially in excess of the provider’s usual charges. The proposal would define “usual charges” as the average payment from non-government entities, on a test by test basis, excluding capitated payments; and would define “substantially in excess” to be an amount that is more than 20% greater than the usual charge. We believe that the proposed rule is unnecessary for the clinical laboratory industry because Congress has already established fee schedules for the services that the rule proposes to regulate. We also believe that the proposed rule is unworkable and overly burdensome. Through our industry trade association, we filed comments opposing the proposed rule and we are working with our trade association and a coalition of other healthcare providers who also oppose this proposed regulation as drafted. If this regulation is adopted as proposed, it could potentially reduce the amounts we bill and collect from Medicare and other federal payers, affect the fees we charge to other payers, or subject the Company to penalties for non-compliance, and could also be costly for us to administer.

     The 1997 Balanced Budget Act permits CMS to adjust statutorily prescribed fees for some medical services, including clinical laboratory services, if the fees are “grossly excessive”. In December 2002, CMS issued an interim final rule setting forth a process and factors for establishing a “realistic and equitable” payment amount for all Medicare Part B services (except physician services and services paid under a prospective payment system) when the existing payment amounts are determined to be inherently unreasonable. Payment amounts may be considered unreasonable because they are either grossly excessive or deficient. In December 2005, CMS published the final rule clarifying that if CMS or a carrier determines that an overall payment adjustment of less than 15% is needed to produce a realistic and equitable payment amount, then the payment amount is not considered “grossly excessive or deficient”. However, if a determination is made that a payment adjustment of 15% or more is justified, CMS could provide an adjustment of less than 15%, but not more than 15%, in any given year. We cannot provide any assurances to investors that fees payable by Medicare could not be reduced as a result of the application of this rule or that the government might not assert claims for reimbursement by purporting to retroactively apply this rule or the OIG interpretation concerning “usual charges.”

     Currently, Medicare does not require the beneficiary to pay a co-payment for clinical laboratory testing. When co-payments were last in effect before adoption of the clinical laboratory services fee schedules in 1984, clinical laboratories received from Medicare carriers only 80% of the Medicare allowed amount and were required to bill Medicare beneficiaries for the unpaid balance of the Medicare allowed amount. If re-enacted, a co-payment requirement could adversely affect the revenues of the clinical laboratory industry, including us, by exposing the testing laboratory to the credit of individuals and by increasing the number of bills. In addition, a laboratory could be subject to potential fraud and abuse violations if adequate procedures to bill and collect the co-payments are not established and followed. The Medicare reform bill approved by the United States Senate in June 2003 included a co-payment provision, under which clinical laboratories would receive from Medicare carriers only 80% of the Medicare clinical laboratory fee schedule amount for clinical laboratory tests and would be required to bill Medicare beneficiaries for the 20% balance. The co-payment provision was dropped from the bill as passed (known as the Medicare Prescription Drug, Improvement, and Modernization Act of 2003) (“MMA”). We cannot provide any assurances to investors that Congress would not seek to re-impose a co-payment requirement payable by Medicare beneficiaries for clinical laboratory services. Certain Medicaid programs already require Medicaid recipients to pay co-payment amounts for clinical laboratory testing.

     Reduced Utilization of Clinical Laboratory Testing. In recent years, CMS has taken several steps to reduce utilization of clinical laboratory testing paid by Medicare and Medicaid. Since 1995, Medicare carriers have adopted policies under which they do not pay for many commonly ordered clinical tests unless the ordering physician has provided an appropriate diagnosis code supporting the medical necessity of the test. Physicians are required by law to provide diagnostic information when they order clinical tests for Medicare and Medicaid patients. However, CMS has not prescribed any penalty for physicians who fail to provide this diagnostic information to laboratories. Moreover, regulations adopted in accordance with HIPAA require submission of diagnosis codes as part of the standard claims transaction.

     We are generally permitted to bill Medicare beneficiaries directly for statutorily excluded clinical laboratory services. If a Medicare beneficiary signs an advance beneficiary notice, or ABN, we are also generally permitted to bill the beneficiary for clinical laboratory tests that Medicare does not cover due to “medical necessity” limitations (these tests include limited coverage tests for which the ordering physician did not provide an appropriate diagnosis code and certain tests ordered on a patient at a frequency greater than covered by Medicare). An ABN is a notice signed by the beneficiary which documents the patient’s informed decision to personally assume financial liability for laboratory tests which are likely to be denied and not reimbursed by Medicare because they are deemed to be not medically necessary. We do not have any direct contact with most of these patients and, in such cases, cannot control the proper use of the ABN by the physician or the physician’s office staff. If the ABN is not timely provided to the beneficiary or is not completed properly, we may end up performing tests that we cannot subsequently bill to the patient if they are not reimbursable by Medicare due to coverage limitations.

     Inconsistent Practices. Currently, many different local carriers administer Medicare. They have inconsistent policies on matters such as: (1) test coverage; (2) automated chemistry panels; (3) diagnosis coding; (4) claims documentation; and (5) fee schedules (subject to the national fee schedule limitations). Inconsistent carrier rules and policies have increased the complexity of the billing process for clinical laboratories. As part of the 1997 Balanced Budget Act, HHS was required to adopt uniform policies on the above matters by January 1, 1999, and to replace the current local carriers with no more than five regional carriers. Additionally, the MMA required that CMS consolidate the administration of Part A and Part B benefits under the same contractor, titled the Medicare Administrative Contractor (MAC). Currently, different contractors administer Part A and Part B benefits for the same geographic area. On July 31, 2006, CMS announced that they had awarded the first of 15 MAC contracts to Noridian Administrative Services. Noridian will serve as the first contractor to process and pay both Part A and Part B claims for Medicare beneficiaries in Arizona, Montana, North Dakota, South Dakota, Utah and Wyoming. The remaining contracts will be awarded by 2011 in order to meet the requirements of the MMA.

     Carrier Jurisdiction Changes for Lab-to-Lab Referrals. On October 31, 2003, CMS announced its intention to change the manner in which Medicare contractors currently process claims for lab-to-lab referrals of clinical laboratory tests. While laboratories are, under certain criteria, permitted to directly bill Medicare for clinical laboratory tests they refer to other laboratories, they must be reimbursed at the correct fee schedule amount based on the Medicare fee schedule in effect in the Medicare carrier region in which the test was actually performed. Historically, laboratories needed to enroll with and file claims to multiple carriers in order to bill for such out-of-area test referrals, to ensure receipt of the appropriate payment amount. This has proven to be an administratively difficult process, with many obstacles to obtaining accurate claims payment, including applying the correct fee schedule. On July 1, 2004, CMS implemented a change mandating that the laboratory’s “home” carrier maintain and apply the clinical laboratory fee schedule applicable to the carrier region where the referred test was performed. This streamlined process allows a laboratory to file all of its clinical laboratory claims to its “home” carrier.

     CMS also has announced a parallel change with regard to purchased diagnostic interpretations (pathology services). A previously announced change in Medicare carrier jurisdiction rules required laboratories to bill the carrier where a purchased diagnostic interpretation service was performed. This would have required multiple carriers to issue Medicare provider numbers to a laboratory billing for purchased diagnostic interpretation services performed by others. In October 2004, CMS posted a “change notice” permitting laboratories to temporarily bill their local carriers for purchased diagnostic tests or interpretations regardless of the location where the interpretive service was furnished. The final change notice was issued on October 29, 2004, effective April 1, 2005. The final notice requires carriers to implement a new edit to check for duplicate claims for referred clinical diagnostic laboratory and purchased diagnostic services submitted by physicians/suppliers to more than one carrier.

     Competitive Bidding. The MMA requires CMS to conduct two demonstration projects of competitive bidding for clinical laboratory tests. CMS awarded the clinical laboratory competitive bidding demonstration design and implementation contract to RTI International, Research Triangle Park, North Carolina, and its subcontractor, Palmetto GBA. Palmetto is a Part B carrier and previously conducted for CMS a competitive bidding demonstration for Durable Medical Equipment (DME). In August 2005, RTI presented its draft design at a public meeting. The RTI proposal incorporated several ACLA recommendations, including having bidders bid on the full range of tests paid under the laboratory fee schedule, utilizing a fee-for-service basis for bidding, and allowing bidders to subcontract. CMS was required to submit its initial report on the competitive bidding proposal by December 31, 2005. In April 2006, CMS issued a brief status report endorsing the RTI draft design. CMS is holding to its plans to announce the competitive bidding demonstration areas and begin accepting bids from clinical laboratories by the second quarter of 2007. However, the Office of Management and Budget (OMB), which has approved the bidding form, has not yet approved CMS’s design for the competitive bidding program or the two sites for the pilots. Since a number of necessary steps must occur after OMB approval, at this time it is uncertain when an actual demonstration could begin. In addition, because the laboratory industry is concerned about the general lack of responsiveness by CMS to industry concerns about the bidding process, it is discussing industry concerns with members of Congress and Committee staffs. In addition, the President’s 2008 budget proposes Medicare cost savings from competitive bidding for clinical laboratory services of $2.38 billion over five years, including $110 million in 2008. This estimate appears to presume that CMS would implement competitive bidding before completion of the Medicare competitive bidding demonstration. We believe that clinical laboratory services are not commodities like DME and the quality of services and access to those services could be adversely impacted by implementation of competitive bidding. If competitive bidding were implemented on a regional or national basis for clinical laboratory testing, it could materially adversely affect the clinical laboratory industry and us.

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

     In addition, since 1992, a federal anti-“self-referral” law, commonly known as the “Stark” law, prohibits, with certain exceptions, Medicare payments for laboratory tests referred by physicians who personally, or through a family member, have an investment interest in, or a compensation arrangement with, the testing laboratory. Since January 1995, these restrictions have also applied to Medicaid-covered services. Many states have similar anti-”self-referral” and other laws that are not limited to Medicare and Medicaid referrals and could also affect investment and compensation arrangements with physicians. We cannot predict if some of the state laws will be interpreted contrary to our practices.

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

     In August 2006, the OIG published a final rule providing safe harbors to the federal anti-kickback statute and CMS published a final rule providing exceptions to the Stark self-referral prohibition law with respect to e-prescribing items and services and electronic health records (EHR) items and services. See “Healthcare Information Technology.”

Government Investigations and Related Claims

     We are subject to extensive and frequently changing federal, state and local laws and regulations. We believe that, based on our experience with government settlements and public announcements by various government officials, the federal government continues to strengthen its position on healthcare fraud. In addition, legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected cases of fraud and abuse. While we seek to conduct our business in compliance with all applicable laws, many of the regulations applicable to us, including those relating to billing and reimbursement of tests and those relating to relationships with physicians and hospitals, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. Such occurrences, regardless of their outcome, could damage our reputation and adversely affect important business relationships with third parties. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur additional liabilities from third party claims, all of which could have a material adverse effect on our business. Certain federal and state statues, regulations and other laws, including the qui tam provisions of the federal False Claim Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government payers, private payers and/or patients alleging inappropriate billing practices.

     During the mid-1990s, Quest Diagnostics and SBCL settled significant government claims that primarily involved industry-wide billing and marketing practices that both companies believed to be lawful. The federal or state governments may bring additional claims based on new theories as to our practices that we believe to be in compliance with law. The federal government has substantial leverage in negotiating settlements since the amount of potential damages far exceeds the rates at which we are reimbursed, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs, which represented approximately 17% of our net revenues during 2006.

     We understand that there may be pending qui tam claims brought by former employees or other “whistle blowers” as to which we have not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability. We are also aware of certain pending lawsuits related to billing practices filed under the qui tam provisions of the civil False Claims Act and other federal and state statutes, regulations and/or other laws. These lawsuits include class action and individual claims by patients arising out of the Company’s billing policies and practices. In addition, we are involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against us involve claims that are substantial in amount.

     During the fourth quarter of 2004, the Company and NID each received a subpoena from the United States Attorney’s Office for the Eastern District of New York. The subpoenas request a wide range of business records, including documents regarding testing and test kits related to parathyroid hormone (“PTH”) testing. The Company is cooperating with the United States Attorney’s Office. The Company has voluntarily provided information, witnesses and business records of NID and the Company, including documents related to testing and various test kits other than PTH tests, which were not requested in the initial subpoenas. During the third quarter of 2006, the government issued two additional subpoenas, one to NID and one to the Company. The subpoenas cover various records, including records related to test kits in addition to PTH. The government may issue additional subpoenas in the course of its investigation. This investigation could lead to civil and criminal damages, fines and penalties and additional liabilities from third party claims. In the second and third quarters of 2005, the FDA conducted an inspection of NID and issued a Form 483 listing the observations made by the FDA during the course of the inspection. NID responded to the Form 483. Noncompliance with the FDA regulatory requirements or failure to take adequate and timely corrective action could lead to regulatory or enforcement action against NID and/or the Company, including, but not limited to, a warning letter, injunction, fines or penalties, recommendation against award of governmental contracts and criminal prosecution. On April 19, 2006, the Company decided to discontinue the operations of NID. See Note 15 to the consolidated financial statements for further details.

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

Compliance Program

     Compliance with all government rules and regulations is a significant concern throughout the clinical laboratory industry because of evolving interpretations of regulations and the emerging changes in laboratory science and healthcare technology. We established a compliance program early in 1993.

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

     We seek to conduct our business in compliance with all statutes and regulations applicable to our operations. Many of these statutes and regulations have not been interpreted by the courts. We cannot assure investors that applicable statutes or regulations will not be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that would adversely affect us. Potential sanctions for violation of these statutes include significant damages, penalties and fines, exclusion from participation in governmental healthcare programs and the loss of various licenses, certificates and authorization necessary to operate some or all of our business, which could have a material adverse effect on our business.

Intellectual Property Rights

     Our success in remaining a leading innovator in the diagnostic testing industry by continuing to introduce new tests, technology and services will depend, in part, on our ability to license new and improved technologies on favorable terms. Other companies or individuals, including our competitors, may obtain patents or other property rights that would prevent, limit or interfere with our ability to develop, perform or sell our tests or operate our business. As a result, we may be involved in intellectual property litigation and we may be found to infringe on the proprietary rights of others, which could force us to do one or more of the following:

  cease developing, performing or selling products or services that incorporate the challenged intellectual property;

  obtain and pay for licenses from the holder of the infringed intellectual property right;

  redesign or reengineer our tests;

  change our business processes; or

  pay substantial damages, court costs and attorneys’ fees, including potentially increased damages for any infringement held to be willful.

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

Employees

     At December 31, 2006, we employed approximately 41,000 people. This total excludes employees of the joint ventures where we do not have a majority interest. We have no collective bargaining agreements with any unions covering any employees in the United States, and we believe that our overall relations with our employees are good.

Item 1A. Risk Factors

Efforts by third party payers, including the government, to reduce utilization and pricing could have a material adverse effect on our net revenues and profitability.

     Government payers, such as Medicare and Medicaid, as well as private payers and larger employers have taken steps and may continue to take steps to control the cost, utilization and delivery of healthcare services, including clinical laboratory services. By law an adjustment to the Medicare national fee schedule for clinical laboratory services based on the consumer price index cannot occur before January 1, 2009. Congressional budget reconciliation efforts could result in further reductions in Medicare and/or Medicaid expenditures for laboratory services in the future. In addition, by law CMS is required to conduct two demonstration projects of competitive bidding for clinical laboratory services. If competitive bidding were implemented on a regional or national basis for clinical laboratory testing, it could materially adversely affect the clinical laboratory testing industry and us. In September 2003, the OIG published a proposed regulation that would authorize the OIG to exclude a provider for submitting claims to Medicare that contain charges that are substantially in excess of the provider’s usual charges. If this regulation is adopted as proposed, it could potentially reduce the amounts we bill and collect from Medicare and other federal payers, affect the fees we charge to other payers, or subject us to penalties for non-compliance, and could also be costly for us to administer. For a more detailed description of the developments in government regulations, see “Business - Regulation of Reimbursement for Clinical Laboratory Services”.

     The healthcare industry has experienced a trend of consolidation among healthcare insurers, resulting in fewer but larger insurers with significant bargaining power in negotiating fee arrangements with healthcare providers, including clinical laboratories. These healthcare insurers, as well as independent physician associations, demand that clinical laboratory service providers accept discounted fee structures, or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment arrangements. Historically, healthcare insurers, which had limited their network of laboratory service providers, encouraged their members, and sometimes offered incentives, to utilize only contracted providers. In cases where members choose to use a non-contracted provider due to service quality or convenience, the non-contracted provider would be reimbursed at rates considered “reasonable and customary”. In addition, patients who use a non-contracted provider may have a higher co-insurance responsibility, which may result in physicians referring testing to contracted providers to minimize the expense to their patients. Contracted rates are generally lower than “reasonable and customary” rates because of the potential for greater volume as a contracted provider. However, a non-contracted laboratory service provider with quality and service preferred by physicians and patients to that of contracted providers, could potentially realize greater profits than if it was a contracted provider, provided that physicians and patients continue to have choice in selecting their provider. Physicians requiring testing for patients are the primary referral source of our clinical laboratory testing volume, and often refer work to us as a non-contracted provider. Recent experience indicates that at least one large healthcare insurer, UNH, is looking to restrict or eliminate the choice of physicians, and in turn their patients, by threatening to impose financial penalties on physicians for referring patients to non-contracted laboratory service providers. If this approach is successful in influencing physicians to no longer use non-contracted laboratories, it could make it substantially more difficult for a laboratory service provider to sufficiently differentiate itself based on quality and service in order to profitably operate as a non-contracted provider, could lead to other healthcare insurers using similar tactics, and could materially impact our financial condition, results of operations and cash flows. See “Business—Recent Changes in Payer Relationships” and “Business—Payers and Customers—Healthcare Insurers”.

     We expect efforts to impose reduced reimbursements and more stringent cost controls by government and other payers to continue. These efforts, as well as changes in payer mix, including an increase in the percentage of patients covered by capitated payment arrangements, could negatively impact our net revenues. If we cannot offset additional reductions in the payments we receive for our services by reducing costs, increasing test volume and/or introducing new procedures, our net revenues and profitability could be materially adversely affected.

If we fail to comply with extensive laws and regulations, we could suffer fines and penalties or be required to make significant changes to our operations.

     We are subject to extensive and frequently changing federal, state and local laws and regulations. We believe that, based on our experience with government settlements and public announcements by various government officials, the federal government continues to strengthen its position on healthcare fraud. In addition, legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse. While we seek to conduct our business in compliance with all applicable laws, many of the regulations applicable to us, including those relating to billing and reimbursement of tests and those relating to relationships with physicians and hospitals, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. Such occurrences, regardless of their outcome, could damage our reputation and adversely affect important business relationships with third parties. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal damages, fines and penalties, exclusion from participation in governmental healthcare programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur liabilities from third party claims, all of which could have a material adverse effect on our business.

     During the mid-1990s, Quest Diagnostics and SBCL settled significant government claims that primarily involved industry-wide billing and marketing practices that both companies believed to be lawful. The federal or state governments may bring additional claims based on new theories as to our practices that we believe to be in compliance with law. The federal government has substantial leverage in negotiating settlements since the amount of potential damages far exceeds the rates at which we are reimbursed, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs, which represented approximately 17% of our consolidated net revenues for the year ended December 31, 2006.

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

     A pending investigation by the United States Attorney’s Office for the Eastern District of New York regarding the operations of NID could lead to civil and criminal damages, fines and penalties and additional liabilities from third party claims against us. We have also received other subpoenas seeking production of business and financial records regarding arrangements with government and private payers. For additional details regarding these matters, please see “Business—Government Investigations and Related Claims”.

     Several of these proceedings discussed above are in their early stages of development and involve responding to and cooperating with various government investigations and related subpoenas. While the Company believes that at least a reasonable possibility exists that losses may have been incurred, based on the nature and status of the investigations, the losses are either currently not probable or cannot be reasonably estimated.

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

     Billing for laboratory services is extremely complicated. See “Business- Billing”. Depending on the billing arrangement and applicable law, we must bill various payers, such as patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups, all of which have different billing requirements. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further complexity to the billing process. See “Business- Regulation of Reimbursement for Clinical Laboratory Services”. Changes in laws and regulations could negatively impact our ability to bill our clients or increase our costs. CMS establishes procedures and continuously evaluates and implements changes to the reimbursement process.

     We believe that much of our bad debt expense, which was 3.9% of our net revenues for the year ended December 31, 2006, is primarily the result of missing or incorrect billing information on requisitions received from healthcare providers and the failure of patients to pay the portion of the receivable that is their responsibility, rather than credit related issues. Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable and bad debt expense. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations and cash flows. Failure to comply with applicable laws relating to billing federal healthcare programs could lead to various penalties, including (1) exclusion from participation in Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business, any of which could have a material adverse effect on our results of operations or cash flows.

Adverse results in material litigation could have an adverse financial impact and an adverse impact on our client base and reputation.

     In addition to the investigations described in “Business – Government Investigations and Related Claims”, we are involved in various legal proceedings arising in the ordinary course of business including, among other things, disputes as to intellectual property, professional liability and employee-related matters, as well as inquiries from governmental agencies and Medicare or Medicaid carriers regarding billing issues. See “Business- Regulation of Clinical Laboratory Operations” and “Intellectual Property Rights”. Some of the proceedings against us involve claims that are substantial in amount and could result in substantial monetary damages as well as damage to our reputation, which could have a material adverse effect on our business. We do not have insurance or are substantially self-insured for a significant portion of any liability with respect to such claims. See “Business- Insurance”. Although we cannot predict the outcome of such proceedings or any claims made against us, we do not anticipate that the ultimate outcome of the various proceedings or claims will have a material adverse effect on our financial condition, but may be material to our results of operations and cash flows in the period in which the impact of such matters is determined or paid.

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

     We are in the process of implementing a standard laboratory information system and a standard billing system, which we expect will take several years to complete. See “Business–Information Systems”. Failure to properly implement this standardization process could materially adversely affect our business. During system conversions of this type, workflow is reengineered to take advantage of best practices and enhanced system capabilities, which may cause temporary disruptions in service. In addition, the implementation process, including the transfer of databases and master files to new data centers, presents significant conversion risks that need to be managed carefully.

     In addition, public and private initiatives to create HIT standards and to mandate standardized clinical coding systems for the electronic exchange of clinical information, including laboratory results, could require costly modifications to our existing IT systems. See “Business—Healthcare Information Technology.” While we do not expect HIT standards to be adopted or implemented without adequate time to comply, failure or delay in implementing HIT or clinical coding standards, interoperability standards, or in adopting and incorporating standardized clinical coding systems in our IT systems, could result in a loss of customers, a loss of business opportunities, and could adversely affect our reputation.

Integrating our operations with business we acquire may be difficult and, if unsuccessfully executed, may have a material adverse effect on our business.

     We are in the process of integrating into our Company the operations of several companies that we have acquired during the past eighteen months, including LabOne and Focus Diagnostics. See “Business—Recent Acquisitions”. We expect to continue to selectively evaluate potential acquisitions of domestic clinical laboratories that can be integrated into our existing laboratories. We are actively exploring opportunities in the area of near patient testing and intend to capitalize on this trend to augment our laboratory testing business. Additionally, we see opportunities to bring our experience and expertise in diagnostic testing to international markets, particularly developing countries where the testing markets are highly fragmented and less mature. Each acquisition involves the integration of a separate company that previously operated independently and has different systems, processes and cultures. The process of combining such companies may be disruptive to both of our businesses and may cause an interruption of, or a loss of momentum in, such businesses as a result of the following difficulties, among others:

  loss of key customers or employees;

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

     Even if we are able to successfully complete the integration of Focus Diagnostics or the operations of other companies or business we may acquire in the future, we may not be able to realize all or any of the benefits that we expect to result from such integration, either in monetary terms or a timely manner.

Our outstanding debt may impair our financial and operating flexibility.

     As of December 31, 2006, we had approximately $1.56 billion of debt outstanding, with $500 million of available capacity under our senior unsecured revolving credit facility. Except for outstanding letters of credit and operating leases, we do not have any off-balance sheet financing arrangements in place or available. See Note 10 to the Consolidated Financial Statements for further details related to our outstanding debt. Set forth in the table below, for each of the next five years, is the aggregate amount of scheduled principal, estimated interest and total payments with respect to our debt outstanding as of December 31, 2006, including capital leases, assuming that maturing debt is refinanced for purposes of estimating interest.

	Twelve Months
	Ended December 31,	Principal	Interest	Total
			(in thousands)
2007		$316,870	$91,953	$408,823
2008		61,827	89,427	151,254
2009		1,826	86,898	88,724
2010		400,010	87,185	487,195
2011		275,000	77,569	352,569

     On January 31, 2007, in connection with the acquisition of HemoCue, we borrowed $450 million under a one-year term loan. See Note 17 to the Consolidated Financial Statements.

     Our debt portfolio is sensitive to changes in interest rates. As of December 31, 2006, we had $375 million of floating rate debt. Based on our net exposure to interest rate changes, an assumed 10% change in interest rates on our variable rate indebtedness (representing approximately 54 basis points) would impact annual net interest expense by approximately $2 million, assuming no changes to the debt outstanding at December 31, 2006. In addition, any future borrowings by us under the unsecured revolving credit facility, the secured receivables credit facility or the issuance of other floating rate debt will expose us to additional interest rate risk. Interest rates on our unsecured revolving credit facility, term loan and secured receivables credit facility are also subject to a pricing schedule that fluctuates based on changes in our credit rating.

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

     We, or our subsidiaries, may incur additional indebtedness in the future. Our ability to make principal and interest payments will depend on our ability to generate cash in the future. If we incur additional debt a greater portion of our cash flows may be needed to satisfy our debt service obligations and if we do not generate sufficient cash to meet our debt service requirements, we may need to seek additional financing. In this case, it may be more difficult, or we may be unable, to obtain financing on terms that are acceptable to us. As a result, we would be more vulnerable to general adverse economic, industry and capital markets conditions as well as the other risks associated with indebtedness.

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

     The HIPAA privacy and security regulations, which became fully effective in April 2003 and April 2005, respectively, establish comprehensive federal standards with respect to the uses and disclosures of protected health information by health plans, healthcare providers and healthcare clearinghouses, in addition to setting standards to protect the confidentiality, integrity and availability of protected health information. See “Business- Privacy and Security of Health Information; Standard Transactions.”

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

     We are actively in the process of completing systems planning for compliance with HIPAA regulations on adoption of NPI, which becomes effective on May 23, 2007. See “Business- Privacy and Security of Health Information; Standard Transactions”. We have obtained NPIs for all of our laboratory facilities and we have updated our billing systems so that we can report our NPIs to Medicare, Medicaid and other commercial health plans. We are in the process of obtaining NPI information from our physician clients, and expect that the process will continue up to and beyond May 23, 2007. As of February 27, 2007, CMS reports that approximately 60% of physicians have obtained NPIs. There is industry concern with the number of physicians and other health providers who have not yet obtained NPIs, and various groups have requested that CMS consider adopting a contingency period of one year or more for compliance with NPI regulations. While CMS has adopted similar contingency periods for electronic claim and remittance transactions in the past, there is no indication yet that they will do the same for NPI. We will continue efforts to obtain available referring physician NPIs, and expect that most of the available NPIs will be obtained prior to May 23, 2007. We could face a disruption in reimbursement with respect to tests referred by clients that do not timely receive NPIs.

     Compliance with all of the HIPAA regulations, including the regulations for electronic transactions and NPIs, requires ongoing resources from all healthcare organizations, not just Quest Diagnostics. While we believe our total costs to comply with HIPAA will not be material to our operations or cash flows, new standard transactions and additional customer requirements resulting from different interpretations of the current regulations could impose additional costs on us.

FDA regulation of laboratory-developed tests, analyte specific reagents, or genetic testing could lead to increased costs and delays in introducing new genetic tests.

     The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used to perform diagnostic testing by clinical laboratories. In the past, the FDA also claimed regulatory authority over laboratory-developed tests, but has stated that it is exercising enforcement discretion in not regulating most laboratory- developed tests performed by high complexity CLIA-certified laboratories. On September 7, 2006, the FDA published two draft guidance documents. The first draft guidance document describes various manufacturer practices and products that the FDA believes would take certain reagent products out of the Class I (exempt) Analyte Specific Reagent (ASR) category. The ASR draft guidance, if adopted as proposed, could restrict laboratory access to certain products now available, if in response to its adoption, manufacturers voluntarily withdraw their products from the market. The other draft guidance document describes certain laboratory-developed tests that the FDA intends to regulate as in vitro diagnostic test systems (i.e., as medical devices). The FDA calls this category of laboratory-developed tests “In Vitro Diagnostic Multivariate Index Assays” (IVDMIAs). The IVDMIA draft guidance, if adopted as published, would extend FDA oversight over laboratories that offer certain laboratory-developed tests. Many of the esoteric tests that we develop internally are first offered as laboratory-developed tests. FDA regulation of laboratory-developed tests or increased regulation of the various medical devices used in laboratory-developed testing would lead to increased regulatory burden and additional costs and delays in introducing new tests, including genetic tests. FDA has extended to March 5, 2007 its original deadline for public response to the draft guidance documents.

Failure to develop, or acquire, licenses for new or improved testing technologies, or the development of new, more cost-effective tests that can be performed by our customers or by patients, could negatively impact our testing volume and net revenues.

     The diagnostics testing industry is faced with changing technology and new product introductions. Other companies or individuals, including our competitors, may obtain patents or other property rights that would prevent, limit or interfere with our ability to develop, perform or sell our tests or operate our business. Our success in remaining a leading innovator in the diagnostic testing industry by continuing to introduce new tests, technology and services will depend, in part, on our ability to license new and improved technologies on favorable terms. We may be unable to continue to negotiate acceptable licensing arrangements and such arrangements will yield commercially successful diagnostic tests. If we are unable to license these testing methods at competitive rates, our research and development costs may increase as a result. In addition, if we are unable to license new or improved technologies to expand our esoteric testing business, our testing methods may become outdated when compared with our competition and our testing volume and revenue may be materially and adversely affected. See “Business- Intellectual Property Rights”.

     Advances in technology may lead to the development of more cost-effective tests that can be performed outside of an independent clinical laboratory such as (1) near patient tests that can be performed by physicians in their offices, (2) esoteric tests that can be performed by hospitals in their own laboratories or (3) home testing that can be performed by patients in their homes or by physicians in their offices. Development of such technology and its use by our customers would reduce the demand for our laboratory-based testing services and negatively impact our net revenues. CLIA regulates virtually all clinical laboratories by requiring they be certified by the federal government and comply with various operational, personnel and quality requirements intended to ensure that their clinical laboratory testing services are accurate, reliable and timely. The cost of compliance with CLIA makes it cost prohibitive for many physicians to operate clinical laboratories in their offices. Manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point of care laboratory equipment to physicians and by selling to both physicians and patients test kits approved by the FDA for home use. Diagnostic tests approved or cleared by the FDA for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories with minimal regulatory oversight under CLIA as well as by patients in their homes. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used by clinical laboratories and the Secretary of HHS has delegated to the FDA the authority to determine whether particular tests (waived tests) are “simple” and have “an insignificant risk of an erroneous result” under CLIA. However, we believe our acquisitions of HemoCue, Focus Diagnostics and Enterix, will help position us to service this market for physicians and hospitals. See “Business—Recent Acquisitions”.

Our growing international operations expose us to certain risks inherent in conducting business in international markets.

      Our acquisition of HemoCue in January 2007 has increased our international operations and, consequently, our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include, but are not limited to, changes in the local economic environment, political instability, social changes, exchange controls, weak legal systems which may affect our ability to enforce contractual rights, developments in foreign regulation as well as potentially longer payment and collection cycles. We will increasingly provide services in one country from a base in another and move products from one country to another. As a result, we are vulnerable to abrupt changes in import/export controls and customs and tax regimes that may have significant negative impacts on our financial condition and operating results. In addition, the revenue we earn and the expenses we incur in our international operations are primarily denominated in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar, and as a result, we are exposed to exchange rate fluctuations. We may incur substantial expense as a result of new restrictions or changes in the existing economic or regulatory environment in the regions where we do business. Acts of terrorism or other hostilities, or other future financial, political, economic or other uncertainties, could lead to a reduction in revenue, which could materially adversely affect our business, financial condition or results of operations. International operations also require us to devote significant management resources, implement our controls and systems in new markets and overcome challenges based on differing languages and cultures. While some of these risks can be hedged using derivatives or other financial instruments and some are insurable, such attempts to mitigate these risks are costly and not always successful. Nevertheless, we expect to expand further our international operations, through acquisition or otherwise, which would increase these risks.

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

  a requirement that the board of directors be classified;

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

     We would like to take advantage of the “safe harbor” provisions of the Litigation Reform Act in connection with the forward-looking statements included in this document. Investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this document. The following important factors could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements:

(a)	Heightened competition, including increased pricing pressure, competition from hospitals for testing for non-patients and competition from physicians. See “Business – Competition”.

(b)	Impact of changes in payer mix, including any shift from fee-for-service to capitated fee arrangements. See “Business – Payers and Customers –Healthcare Insurers”.

(c)	Adverse actions by government or other third-party payers, including unilateral reduction of fee schedules payable to us, competitive bidding, an increase in the practice of negotiating for exclusive arrangements that involve aggressively priced capitated or fee for service payments by healthcare insurers or other payers and threats by third party payers against physicians and patients that effectively eliminate their choice to use an out-of-network provider under PPO and similar plans. See “Business- Recent Changes in Payer Relationships”, “Business – Regulation of Reimbursement for Clinical Laboratory Services” and “Business – Payers and Customers –Healthcare Insurers”.

(d)	The impact upon our testing volume and collected revenue or general or administrative expenses resulting from our compliance with Medicare and Medicaid administrative policies and requirements of third party payers. These include:

	(1)	the requirements of Medicare carriers to provide diagnosis codes for many commonly ordered tests and the possibility that third party payers will increasingly adopt similar requirements;

	(2)	the policy of CMS to limit Medicare reimbursement for tests contained in automated chemistry panels to the amount that would have been paid if only the covered tests, determined on the basis of demonstrable “medical necessity”, had been ordered;

	(3)	continued inconsistent practices among the different local carriers administering Medicare;

	(4)	inability to obtain from patients an advance beneficiary notice form for tests that cannot be billed without prior receipt of the form;

	(5)	the potential need to monitor charges and lower certain fees to Medicare to comply with the OIG’s proposed rule pertaining to exclusion of providers for submitting claims to Medicare containing charges that are substantially in excess of the provider’s usual charges; and

	(6)	increased challenges in operating as a non-contracted provider with respect to healthcare insurers.

See “Business - Recent Changes in Payer Relationships”, “Business - Regulation of Reimbursement for Clinical Laboratory Services” and “Business - Billing”.

(e)	Adverse results from pending or future government investigations, lawsuits or private actions. These include, in particular significant monetary damages, loss or suspension of licenses, and/or suspension or exclusion from the Medicare and Medicaid programs and/or criminal penalties. See “Business – Government Investigations and Related Claims”.

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

Item 1B. Unresolved Staff Comments

     None

Item 2. Properties

     Our principal domestic laboratories (listed alphabetically by state) are located in or near the following metropolitan areas. In certain areas, we have more than one principal laboratory facility as a result of recent acquisitions.

Location	Leased or Owned
Phoenix, Arizona	Leased by Joint Venture
Long Beach, California (Cypress, California)	Leased
Los Angeles, California	Leased
Sacramento, California	Leased
San Jose, California	Leased
San Juan Capistrano, California	Owned
Denver, Colorado	Leased
New Haven, Connecticut	Owned
Washington, D.C. (Chantilly, Virginia)	Leased
Miami, Florida (2)	One owned, one leased
Tampa, Florida	Owned
Atlanta, Georgia	Owned
Chicago, Illinois (2)	One owned, one leased
Indianapolis, Indiana	Leased by Joint Venture
Kansas City, Kansas	Owned
New Orleans, Louisiana	Owned
Baltimore, Maryland	Owned
Boston, Massachusetts	Leased
Detroit, Michigan	Leased
St. Louis, Missouri	Owned
Las Vegas, Nevada	Owned
New York, New York (Teterboro, New Jersey)	Owned
Long Island, New York	Leased
Cincinnati, Ohio	Owned
Dayton, Ohio	Leased by Joint Venture
Oklahoma City, Oklahoma	Leased by Joint Venture
Portland, Oregon	Leased
Erie, Pennsylvania	Leased by Joint Venture
Philadelphia, Pennsylvania	Leased
Pittsburgh, Pennsylvania	Leased
Dallas, Texas	Leased
Houston, Texas	Leased
Seattle, Washington	Leased

     Other locations:

     Our executive offices are located at a leased facility in Lyndhurst, New Jersey. During 2007, we plan to move our executive offices to a leased facility in Madison, New Jersey. We also lease a site in Norristown, Pennsylvania, that serves as a billing center; a site in Tampa, Florida that serves as a billing call center; a site in Lee’s Summit, Missouri that serves as a call center for our risk assessment services business; a site in San Clemente, California that serves as administrative office for our esoteric facilities; a site in Cincinnati, Ohio that serves as the main office for MedPlus; a site in Northridge, California that serves as an administrative office for our clinical trials business; a site in Lyndhurst, New Jersey that serves as an office for our corporate information technology staff; a site in Angelholm, Sweden that serves as our manufacturing facility and headquarters for HemoCue; and a site in Edison, New Jersey that serves as an assembly and distribution center for our Insure™ products. We own an administrative office in Collegeville, Pennsylvania, a site in West Norriton, Pennsylvania, that serves as our national data center, a site in Van Nuys, California that serves as our clinical trials testing laboratory in the United States, a site in Lake Forest, California that serves as our distribution center for HemoCue and our laboratory facility in Mexico City, Mexico. We also lease laboratory facilities in San Juan, Puerto Rico, and Heston, England and lease a manufacturing and laboratory facility near Sydney, Australia for our Enterix (InSure™) operations. We believe that, in general, our facilities are suitable and adequate for our current and anticipated future levels of operation. We believe that if we were unable to renew a lease on any of our facilities, we could find alternative space at competitive market rates and relocate our operations to such new location.

Item 3. Legal Proceedings

     In addition to the investigations described in “Business – Government Investigations and Related Claims”, we are involved in various legal proceedings arising in the ordinary course of business. Please refer to Note 14 to the Consolidated Financial Statements for a discussion of various legal proceedings that involve the Company. Some of the proceedings against us involve claims that are substantial in amount and could result in substantial monetary damages as well as damage to our reputation. Although we cannot predict the outcome of such proceedings or any claims made against us, we do not anticipate that the ultimate outcome of the various proceedings or claims will have a material adverse effect on our financial condition, but may be material to our results of operations and cash flows in the period in which the impact of such matters is determined or paid.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

     Our common stock is listed and traded on the New York Stock Exchange under the symbol “DGX”. The following table sets forth, for the periods indicated, the high and low sales price per share as reported on the New York Stock Exchange Consolidated Tape and dividend information (all per share data has been restated to reflect the two-for-one stock split effected on June 20, 2005):

	Common Stock Market Price		Dividends
	High	Low	Declared

2005
First Quarter	$52.95	$44.32	$0.09
Second Quarter	54.80	50.58	0.09
Third Quarter	54.45	46.80	0.09
Fourth Quarter	52.97	45.00	0.09

2006
First Quarter	$54.33	$48.79	$0.10
Second Quarter	60.35	49.26	0.10
Third Quarter	64.69	57.69	0.10
Fourth Quarter	61.11	48.59	0.10

     As of February 21, 2007, we had approximately 6,100 record holders of our common stock.

     We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

Issuer Purchases Of Equity Securities

				(d) Approximate Dollar Value
	(a) Total		(c) Total Number of Shares	of Shares that May Yet Be
	Number of		Purchased as Part of	Purchased Under the Plans or
	Shares	(b) Average Price	Publicly Announced Plans	Programs
Period	Purchased	Paid per Share	or Programs	(in thousands)
October 1, 2006 –
October 31, 2006	2,826,200	$ 50.15	2,826,200	$ 304,351
November 1, 2006 –
November 30, 2006	1,077,910	$ 50.70	1,077,910	$ 249,697
December 1, 2006 –
December 31, 2006	0	$ 00.00	0	$ 249,697
Total	3,904,110	$ 50.31	3,904,110	$ 249,697

     In 2003, our Board of Directors authorized a share repurchase program, which permitted us to purchase up to $600 million of our common stock. In July 2004, our Board of Directors authorized us to purchase up to an additional $300 million of our common stock. Under a separate authorization from our Board of Directors, in December 2004 we repurchased 5.4 million shares of our common stock for approximately $254 million from GlaxoSmithKline plc. In January 2005, our Board of Directors expanded the share repurchase authorization by an additional $350 million. In January 2006, our Board of Directors expanded the share repurchase authorization by an additional $600 million. As of December 31, 2006 and since the inception of the share repurchase program in May 2003, we have repurchased 41.3 million shares of our common stock at an average price of $44.89 for $1.9 billion. At December 31, 2006, approximately $250 million of the share repurchase authorizations remained available.

          Information required by this section is incorporated by reference to the information in the Company’s Proxy Statement to be filed before April 28, 2007, or the Proxy Statement, appearing under the caption “Equity Compensation Plan Information”.

Quest Diagnostics Incorporated Performance Graph

          Set forth below is a line graph comparing the cumulative total shareholder return on Quest Diagnostics’ common stock since December 31, 2001, based on the market price of the Company’s common stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies on the Standard & Poor’s 500 Stock Index and the S&P 500 Healthcare Equipment & Services Index.

		Total Shareholder Return			Performance Graph Values

Date	Closing DGX Price(1)	DGX	S&P 500	S&P 500 H.C.	DGX	S&P 500	S&P 500 H.C.

12/31/2001	$35.86				$100.00	$100.00	$100.00
12/31/2002	$28.45	– 20.65%	– 22.10%	– 13.53%	$79.35	$77.90	$86.47
12/31/2003	$36.56	28.49%	28.68%	28.16%	$101.95	$100.25	$110.82
12/31/2004	$47.78	31.62%	10.88%	17.75%	$134.19	$111.15	$130.50
12/31/2005	$51.48	8.51%	4.91%	17.81%	$145.61	$116.61	$153.73
12/31/2006	$53.00	3.71%	15.79%	0.25%	$151.00	$135.03	$154.11

(1)	All values are adjusted to reflect the Company’s two-for-one stock splits that occurred on May 31, 2001 and June 20, 2005.

Item 6. Selected Financial Data

          See page 48.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          See page 51.

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

          Changes in Internal Control - During the fourth quarter of 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

          See page 69.

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          Information concerning the directors of the Company is incorporated by reference to the information in the Proxy Statement appearing under the captions “Election of Directors”, “Information about our Corporate Governance - Audit and Finance Committee”, “Information about our Corporate Governance - Code of Business Ethics and Stock Ownership of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance”.

Executive Officers of the Registrant

          Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company:

          Surya N. Mohapatra, Ph.D. (57) is Chairman of the Board, President and Chief Executive Officer of the Company. Prior to joining the Company in February 1999 as Senior Vice President and Chief Operating Officer, he was Senior Vice President of Picker International, a worldwide leader in advanced medical imaging technologies, where he served in various executive positions during his 18-year tenure. Dr. Mohapatra was appointed President and Chief Operating Officer in June 1999, the Chief Executive Officer in May 2004 and Chairman of the Board in December 2004.

          W. Thomas Grant II (56) is Senior Vice President - Insurance and Employer Services. He oversees the risk assessment and employer services businesses of the Company. Mr. Grant joined the Company in November 2005 with the acquisition of LabOne, Inc. Prior to joining the Company, Mr. Grant was the Chairman, President and Chief Executive Officer of LabOne, Inc. from 1995 to October 2005. Mr. Grant is a director of Commerce Bancshares, Inc.

          Robert A. Hagemann (50) is Senior Vice President and Chief Financial Officer. He joined Corning Life Sciences, Inc., in 1992, where he held a variety of senior financial positions before being named Vice President and Corporate Controller of the Company in 1996. Prior to joining the Company, Mr. Hagemann was employed by Prime Hospitality, Inc. and Crompton & Knowles, Inc. in senior financial positions. He was also previously employed by Arthur Young, a predecessor company to Ernst & Young. Mr. Hagemann assumed his present responsibilities in August 1998.

          Robert E. Peters (59) is Vice President – Sales and Marketing. He oversees sales and marketing for our clinical laboratory testing business. Mr. Peters joined the Company in 1997 as Managing Director of our Teterboro laboratory, became Senior Managing Director of the New York/New Jersey region in 2000 and Regional Vice President for the East region in 2002. Mr. Peters assumed his current position in March 2003. Prior to joining the Company, Mr. Peters was with Ciba-Geigy Corporation, most recently serving as Vice President of Pharmaceutical Operations.

          Michael E. Prevoznik (45) is Senior Vice President and General Counsel. Prior to joining SBCL in 1994 as its Chief Legal Compliance Officer, Mr. Prevoznik was with Dechert Price & Rhodes. In 1996, he became Vice President and Chief Legal Compliance Officer for SmithKline Beecham Healthcare Services. In 1998, he was appointed Vice President, Compliance for SmithKline Beecham, assuming additional responsibilities for coordinating all compliance activities within SmithKline Beecham worldwide. Mr. Prevoznik joined the Company as Vice President and General Counsel in August 1999. In 2003, he assumed additional responsibilities for governmental affairs.

          David M. Zewe (55) is Senior Vice President, Diagnostics Testing Services. Mr. Zewe oversees U.S. diagnostic testing operations company-wide. Mr. Zewe joined the Company in 1994 as General Manager of the Philadelphia regional laboratory, became Regional Vice President Sales and Marketing for the mid-Atlantic region in August 1996, became Vice President, Revenue Services, in August 1999, leading the billing function company-wide, and became Senior Vice President, U.S. Operations, in January 2001, responsible for all core business operations and revenue services. Mr. Zewe assumed his current position in May 2002. Prior to joining the Company, Mr. Zewe was with the Squibb Diagnostics Division of Bristol Myers Squibb, most recently serving as Vice President of Sales.

Item 11. Executive Compensation

          The information called for by this Item is incorporated by reference to the information under the captions “Additional Information Regarding Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” appearing in the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders’ Matters

          The information called for by this Item is incorporated by reference to the information under the caption “Stock Ownership Information” and “Additional Information Regarding Executive Compensation – Equity Compensation Plan Information” appearing in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          The information called for by this Item is incorporated by reference to the information under the captions “Information About Our Corporate Governance – Related Person Transactions”, “Information about our Corporate Governance – Independence of the Board of Directors” and “Information about our Corporate Governance – Director Independence” appearing in the Proxy Statement.

Item 14. Principal Accounting Fees and Services

          The information called for by this Item is incorporated by reference to the information under the caption “Ratification of PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for 2006” appearing in the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this report:

1.	Index to financial statements and supplementary data filed as part of this report:

2.	Financial Statement Schedule:

Item	Page

Schedule II - Valuation Accounts and Reserves	F-42

3.	Exhibits filed as part of this report:

See (b) below.

(b)	Exhibits filed as part of this report:

Exhibit Number	Description

3.1

Restated Certificate of Incorporation (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 31, 2001) and incorporated herein by reference) Amendment of the Restated Certificate of Incorporation (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference)

3.2	Amended and Restated By-Laws of the Registrant (filed as an Exhibit to the Company’s 2000 annual report on Form 10-K and incorporated herein by reference)

10.1

Form of 7½% Senior Notes due 2011, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference)

10.2

Form of 5.125% Exchange Senior Note due 2010, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 1, 2005) and incorporated herein by reference)

10.3

Form of 5.45% Exchange Senior Note due 2015, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 1, 2005) and incorporated herein by reference)

10.4

Indenture dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and the Trustee (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference)

10.5

First Supplemental Indenture, dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and the Trustee to the Indenture referred to in Exhibit 10.5 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference)

10.6

Second Supplemental Indenture, dated as of November 26, 2001, among the Company, the Subsidiary Guarantors, and the Trustee to the Indenture referred to in Exhibit 10.5 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 26, 2001) and incorporated herein by reference)

10.7

Third Supplemental Indenture, dated as of April 4, 2002, among Quest Diagnostics, the Additional Subsidiary Guarantors, and the Trustee to the Indenture referred to in Exhibit 10.5 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: April 1, 2002) and incorporated herein by reference)

10.8

Fourth Supplemental Indenture dated as of March 19, 2003, among Unilab Corporation (f/k/a Quest Diagnostics Newco Incorporated), Quest Diagnostics Incorporated, The Bank Of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference)

10.9

Fifth Supplemental Indenture dated as of April 16, 2004, among Unilab Acquisition Corporation (d/b/a FNA Clinics of America), Quest Diagnostics Incorporated, The Bank Of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.10

Sixth Supplemental Indenture dated as of October 31, 2005, among Quest Diagnostics Incorporated, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: October 31, 2005) and incorporated herein by reference)

10.11

Seventh Supplemental Indenture dated as of November 21, 2005, among Quest Diagnostics Incorporated, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 21, 2005) and incorporated herein by reference)

10.12

Eighth Supplemental Indenture dated as of July 31, 2006, among Quest Diagnostics Incorporated, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: July 31, 2006) and incorporated herein by reference)

10.13

Ninth Supplemental Indenture dated as of September 30, 2006 among Quest Diagnostics Incorporated, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: September 30, 2006) and incorporated herein by reference)

10.14

Amended and Restated Credit Agreement, dated as of April 20, 2004, among the Company, the Subsidiary Guarantors, the lenders party thereto, and Bank of America, N.A., as Administrative Agent (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.15

Third Amended and Restated Credit and Security Agreement dated as of April 20, 2004 among Quest Diagnostics Receivables Inc., as Borrower, Quest Diagnostics Incorporated, as Servicer, each of the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.16

Amendment No. 1 dated as of April 18, 2006 to Third Amended and Restated Credit and Security Agreement dated as of April 20, 2004 among Quest Diagnostics Receivables Inc., as Borrower, Quest Diagnostics Incorporated, as Servicer, each of the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: February 12, 2007) and incorporated herein by reference)

10.17

Amendment No. 2 dated as of April 28, 2006 to Third Amended and Restated Credit and Security Agreement dated as of April 20, 2004 among Quest Diagnostics Receivables Inc., as Borrower, Quest Diagnostics Incorporated, as Servicer, each of the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: February 12, 2007) and incorporated herein by reference)

10.18

Amendment No. 3 dated as of November 10, 2006 to Third Amended and Restated Credit and Security Agreement dated as of April 20, 2004 among Quest Diagnostics Receivables Inc., as Borrower, Quest Diagnostics Incorporated, as Servicer, each of the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: February 12, 2007) and incorporated herein by reference)

10.19

Amendment No. 4 dated as of February 12, 2007 to Third Amended and Restated Credit and Security Agreement dated as of April 20, 2004 among Quest Diagnostics Receivables Inc., as Borrower, Quest Diagnostics Incorporated, as Servicer, each of the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: February 12, 2007) and incorporated herein by reference)

10.20

Second Amended and Restated Receivables Sale Agreement dated as of April 20, 2004 among Quest Diagnostics Incorporated and each of its direct or indirect wholly owned subsidiaries who is or hereafter becomes a seller hereunder, as the Sellers, and Quest Diagnostics Receivables Inc., as the Buyer (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.21

Term Loan Credit Agreement dated as of December 19, 2003 among Quest Diagnostics Incorporated, certain subsidiary guarantors of the Company, the lenders party thereto, and Sumitomo Mitsui Banking Corporation (filed as an Exhibit to the Company’s 2003 annual report on Form 10-K and incorporated herein by reference)

10.22

First Amendment to Term Loan Credit Agreement dated as April 20, 2004 among Quest Diagnostics Incorporated, certain subsidiary guarantors of the Company, the lenders party thereto, and Sumitomo Mitsui Banking Corporation (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

10.23

Interim Credit Agreement dated as of January 31, 2007 among Quest Diagnostics Incorporated, certain subsidiary guarantors of the Company, the lenders party thereto, and Bank of America, N.A. (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: January 31, 2007) and incorporated herein by reference)

10.24

Stock and Asset Purchase Agreement dated as of February 9, 1999 among SmithKline Beecham plc, SmithKline Beecham Corporation and the Company (the “Stock and Asset Purchase Agreement”) (filed as Appendix A of the Company’s Definitive Proxy Statement dated May 11, 1999 and incorporated herein by reference)

10.25

Amendment No. 1 dated August 6, 1999 to the Stock and Asset Purchase Agreement (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference)

10.26

Stockholders Agreement dated as of August 16, 1999 between SmithKline Beecham plc and the Company (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference)

10.27

Amended and Restated Global Clinical Trials Agreement, dated as of December 19, 2002 between SmithKline Beecham plc dba GlaxoSmithKline and the Company (filed as an Exhibit to post effective amendment No. 1 to the Company’s Registration Statement on Form S-4 (No. 333-88330) and incorporated herein by reference)

10.28	Form of Employees Stock Purchase Plan, as amended (filed as an Appendix B to the Company’s Definitive Proxy Statement dated March 26, 2006 and incorporated herein by reference)

10.29

Form of 1996 Employee Equity Participation Program, as amended (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference)

10.30

Form of 1999 Employee Equity Participation Program, as amended as of July 31, 2003 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2003 and incorporated herein by reference)

10.31	Form of Amended and Restated Employee Long-Term Incentive Plan (filed as an Exhibit to the Company’s current report on Form 8-K (Date of report: May 10, 2005) and incorporated herein by reference)

10.32	Form of Non-Qualified Stock Option Agreement (filed as an Exhibit to the Company’s current report on Form 8-K (Date of report: February 15, 2006) and incorporated herein by reference)

10.33

Non-Qualified Stock Option Agreement, dated February 15, 2006, between the Company and Surya N. Mohapatra (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: February 15, 2006) and incorporated herein by reference)

10.34	Form of Performance Share Agreement (filed as an Exhibit to the Company’s current report on Form 8-K (Date of report: February 15, 2006) and incorporated herein by reference)

10.35

Performance Share Award Agreement, dated February 15, 2006, between the Company and Surya N. Mohapatra (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: February 15, 2006) and incorporated herein by reference)

10.36	Form of Non-Qualified Stock Option Agreement dated as of February 12, 2007

10.37	Non-Qualified Stock Option Agreement, dated as of February 12, 2007, between the Company and Surya N. Mohapatra

10.38	Form of Performance Share Award Agreement (2007 – 2009 Performance Period)

10.39	Performance Share Award Agreement, dated as of February 12, 2007, between the Company and Surya N. Mohapatra

10.40	Form of Amended and Restated Director Long-Term Incentive Plan (filed as an Exhibit to the Company’s current report on Form 8-K (Date of report: May 10, 2005) and incorporated herein by reference)

10.41

Form of Amended and Restated Deferred Compensation Plan For Directors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: October 18, 2006) and incorporated herein by reference)

10.42

Amended and Restated Employment Agreement between the Company and Surya N. Mohapatra dated as of July 31, 2006 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: July 31, 2006) incorporated herein by reference)

10.43	Employment Agreement between LabOne, Inc. and W. Thomas Grant dated as of August 8, 2005

10.44	Form of Supplemental Deferred Compensation Plan (filed as an exhibit to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herin by reference)

10.45	Form of Executive Retirement Supplemental Plan (filed as an Exhibit to the Company’s Registration Statement on Form 10 (File No. 001-12215) and incorporated herein by reference)

10.46

Form of Quest Diagnostics Incorporated Supplemental Executive Retirement Plan, effective December 14, 2004 (filed as an exhibit to the Company’s current report on Form 8-K (Date of report: December 14, 2004) and incorporated herein by reference)

10.47

Form of Amendment to the Quest Diagnostics Incorporated Supplemental Executive Retirement Plan (filed as an exhibit to the Company’s current report on Form 8-K (Date of Report: July 31, 2006) and incorporated herein by reference)

10.48	Form of Senior Management Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement dated March 28, 2003 and incorporated herein by reference)

10.49	Form of Executive Officer Severance Plan (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 3, 2006) incorporated herein by reference)

14.1	Code of Business Ethics (filed as an exhibit to the Company’s current report on Form 8-K (Date of report: October 21, 2004) and incorporated herein by reference)

21.1	Subsidiaries of Quest Diagnostics Incorporated

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. § 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(c)	None.

Signatures

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          Quest Diagnostics Incorporated

By	/s/ Surya N. Mohapatra

	Surya N. Mohapatra, Ph.D.	Chairman of the Board, President and Chief Executive Officer	February 26, 2007

By	/s/ Robert A. Hagemann

	Robert A. Hagemann	Senior Vice President and Chief Financial Officer	February 26, 2007

By	/s/ Thomas F. Bongiorno

	Thomas F. Bongiorno	Vice President, Corporate Controller and Chief Accounting Officer	February 26, 2007

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Each individual whose signature appears below constitutes and appoints Michael E. Prevoznik and Leo C. Farrenkopf, Jr., and each of them singly, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign this annual report on Form 10-K and any and all amendments thereto, and to file the same, with all exhibits thereto, granting unto said attorneys-in-fact and agents, and each of them full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all the said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

	Capacity	Date

/s/ Surya N. Mohapatra

Surya N. Mohapatra, Ph.D.	Chairman of the Board, President and Chief Executive Officer	February 26, 2007

/s/ John C. Baldwin

John C. Baldwin, M.D.	Director	February 26, 2007

/s/ Jenne K. Britell

Jenne K. Britell, Ph.D.	Director	February 26, 2007

/s/ William F. Buehler

William F. Buehler	Director	February 26, 2007

William R. Grant	Director	February 26, 2007

/s/ Rosanne Haggerty

Rosanne Haggerty	Director	February 26, 2007

/s/ Gary M. Pfeiffer

Gary M. Pfeiffer	Director	February 26, 2007

/s/ Daniel C. Stanzione

Daniel C. Stanzione, Ph.D.	Director	February 26, 2007

/s/ Gail R. Wilensky

Gail R. Wilensky, Ph.D.	Director	February 26, 2007

/s/ John B. Ziegler

John B. Ziegler	Director	February 26, 2007

SELECTED HISTORICAL FINANCIAL DATA OF OUR COMPANY

          The following table summarizes selected historical financial data of our Company and our subsidiaries at the dates and for each of the periods presented. We derived the selected historical financial data for the years 2002 through 2006 from the audited consolidated financial statements of our Company. In September 2004, the Emerging Issues Task Force reached a final consensus on Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share”, or Issue 04-8, effective December 31, 2004. Pursuant to Issue 04-8, we included the dilutive effect of our 1¾% contingent convertible debentures issued November 26, 2001 in our dilutive earnings per common share calculations using the if-converted method, regardless of whether or not the holders of these securities were permitted to exercise their conversion rights, and retroactively restated previously reported diluted earnings per common share. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards, or SFAS, No. 123, revised 2004, “Share-Based Payment”, (“SFAS 123R”) using the modified prospective approach and therefore has not restated results for prior periods. Under this approach, awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS 123R. Unvested awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment to SFAS No. 123”, except that compensation cost will be recognized in the Company’s results of operations. During the third quarter of 2006, the Company completed its wind down of NID, a test kit manufacturing subsidiary, and classified the operations of NID as discontinued operations. The selected historical financial data presented below has been restated to report the results of NID as discontinued operations for all periods presented. The selected historical financial data is only a summary and should be read together with the audited consolidated financial statements and related notes of our Company and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2006 (a)		2005 (f)		2004		2003 (g)	2002 (h)

	(in thousands, except per share data)
Operations Data:
Net revenues	$6,268,659		$5,456,726		$5,066,986		$4,686,030	$4,065,426
Operating income	1,128,077	(b),(d)	1,007,548	(i)	880,854	(k)	784,691	584,316
Income from continuing operations	625,692	(c)	573,196	(l)	492,415	(m)	429,173	317,445
(Loss) / income from discontinued operations	(39,271	) (e)	(26,919	) (j)	6,780		7,544	4,708
Net income	586,421		546,277		499,195		436,717	322,154

Earnings per common share - basic: (n)
Income from continuing operations	$3.18		$2.84		$2.42		$2.07	$1.65
(Loss) / income from discontinued operations	(0.20)		(0.13)		0.03		0.04	0.02

Net income	$2.98		$2.71		$2.45		$2.11	$1.67

Earnings per common share – diluted: (n) (o)
Income from continuing operations	$3.14		$2.79		$2.32		$1.99	$1.57
(Loss) / income from discontinued operations	(0.20)		(0.13)		0.03		0.03	0.02

Net income	$2.94		$2.66		$2.35		$2.02	$1.59

Dividends per common share (n)	$0.40		$0.36		$0.30		$0.075	$—

Balance Sheet Data (at end of year):
Cash and cash equivalents	$149,640		$92,130		$73,302		$154,958	$96,777
Accounts receivable, net	774,414		732,907		649,281		609,187	522,131
Goodwill, net	3,391,046		3,197,227		2,506,950		2,518,875	1,788,850
Total assets	5,661,482		5,306,115		4,203,788		4,301,418	3,324,197
Long-term debt	1,239,105		1,255,386		724,021		1,028,707	796,507
Total debt	1,555,979		1,592,225		1,098,822		1,102,657	822,539
Total stockholders’ equity	3,019,171		2,762,984		2,288,651		2,394,694	1,768,863

Other Data:
Net cash provided by operating activities	$951,896		$851,583		$798,780		$662,799	$596,371
Net cash used in investing activities	(414,402)		(1,079,793)		(173,700)		(417,050)	(477,212)

Net cash provided by (used in) financing activities	(479,984)		247,038		(706,736)		(187,568)	(144,714)
Provision for doubtful accounts	243,443		233,628		226,310		228,222	217,360
Rent expense	153,185		139,660		132,883		120,748	96,547
Capital expenditures	193,422		224,270		176,125		174,641	155,196
Depreciation and amortization	197,398		176,124		168,726		153,903	131,391

(a)

On July 3, 2006, we completed the acquisition of Focus Technologies Holding Company, or Focus Diagnostics. Consolidated operating results for 2006 include the results of operations of Focus Diagnostics subsequent to the closing of the acquisition. See Note 3 to the Consolidated Financial Statements.

(b)	During the year ended December 31, 2006, we recorded $55 million of stock-based compensation expense in accordance with SFAS 123R.

(c)	During the year ended December 31, 2006, we recorded $10 million related to net investment losses.

(d)

During the year ended December 31, 2006, we recorded $23 million in charges as a result of finalizing our plan of integration of LabOne and $4.1 million in charges related to consolidating operations in California into a new facility.

(e)	During the year ended December 31, 2006, we recorded $32 million in charges as a result of discontinuing NID’s operations.

(f)

On November 1, 2005, we completed the acquisition of LabOne, Inc., or LabOne. Consolidated operating results for 2005 include the results of operations of LabOne subsequent to the closing of the acquisition. See Note 3 to the Consolidated Financial Statements.

(g)

On February 28, 2003, we completed the acquisition of Unilab Corporation, or Unilab. Consolidated operating results for 2003 include the results of operations of Unilab subsequent to the closing of the acquisition.

(h)

On April 1, 2002, we completed the acquisition of American Medical Laboratories, Incorporated, or AML. Consolidated operating results for 2002 include the results of operations of AML subsequent to the closing of the acquisition.

(i)

During the third quarter of 2005, we recorded a $6.2 million charge primarily related to forgiveness of amounts owed by patients and physicians, and related property damage as a result of hurricanes in the Gulf Coast.

(j)	During the fourth quarter of 2005, we recorded a $16 million charge to write-off certain assets in connection with a product hold at NID.

(k)	During the second quarter of 2004, we recorded a $10.3 million charge associated with the acceleration of certain pension obligations in connection with the succession of our prior CEO.

(l)	During the third quarter of 2005, we recorded a $7.1 million charge associated with the write-down of an investment.

(m)

During the second quarter of 2004, we recorded a $2.9 million charge to interest expense, net representing the write-off of deferred financing costs associated with the refinancing of our bank debt and credit facility.

(n)	Previously reported basic and diluted earnings per share have been restated to give retroactive effect of our two-for-one stock split effected on June 20, 2005.

(o)

Potentially dilutive common shares primarily include the dilutive effect of our 1¾% contingent convertible debentures issued November 26, 2001, which were redeemed principally through a conversion into common shares as of January 18, 2005, and outstanding stock options, performance share units and restricted common shares granted under our Amended and Restated Employee Long-Term Incentive Plan and our Amended and Restated Director Long-Term Incentive Plan.

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

     We estimate that the United States clinical laboratory testing market had approximately $45 billion in annual revenues in 2006. Most laboratory tests are performed by one of three types of laboratories: commercial clinical laboratories; hospital-affiliated laboratories; and physician-office laboratories. In 2006, we estimate that hospital-affiliated laboratories accounted for approximately 60% of the market, commercial clinical laboratories approximately one-third and physician-office laboratories the balance.

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

  the growing and aging population;

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

     Quest Diagnostics, as the largest clinical laboratory testing company with a leading position in most of its domestic geographic markets and service offerings, is well positioned to benefit from the long-term growth expected in the industry.

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

     We incur additional costs as a result of our participation in Medicare and Medicaid programs, as billing and reimbursement for clinical laboratory testing is subject to considerable and complex federal and state regulations. Compliance with applicable laws and regulations, as well as internal compliance policies and procedures, adds further complexity and costs to our operations. While the total cost to comply with Medicare administrative requirements is disproportionate to our cost to bill other payers, average Medicare reimbursement rates are not materially different than our overall average reimbursement rate from all payers, making this business generally less profitable. Government payers, such as Medicare and Medicaid, as well as healthcare insurers and larger employers, have taken steps and may continue to take steps to control the cost, utilization and delivery of healthcare services, including clinical laboratory services. Despite the added cost and complexity of participating in the Medicare and Medicaid programs, we continue to participate in such programs because we believe that our other business may depend, in part, on continued participation in these programs, since certain customers may want a single laboratory capable of performing all of their clinical laboratory testing services, regardless of who pays for such services.

     Healthcare insurers, including managed care organizations and other healthcare insurance providers, which typically negotiate directly or indirectly with a number of clinical laboratories on behalf of their members, represent approximately one-half of our clinical testing volumes and one-half of our net revenues from our clinical testing. Larger healthcare insurers typically prefer to use large commercial clinical laboratories because they can provide services to their members on a national or regional basis. In addition, larger laboratories are better able to achieve the low-cost structures necessary to profitably service the members of large healthcare plans and can provide test utilization data across various products in a consistent format. In certain markets, such as California, healthcare insurers may delegate their covered members to independent physician associations, or IPAs, which in turn negotiate with laboratories for clinical laboratory services on behalf of their members.

     The trend of consolidation among healthcare insurers has continued, resulting in fewer but larger insurers with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical laboratories. These healthcare insurers, as well as IPAs, demand that clinical laboratory service providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment arrangements. Under these capitated payment arrangements, we and healthcare insurers agree to a predetermined monthly reimbursement rate for each member of the healthcare insurer’s plan, regardless of the number or cost of services provided by us. Our cost to perform work reimbursed under capitated payment arrangements is not materially different from our cost to perform work reimbursed under other arrangements with healthcare insurers. Since average reimbursement rates under capitated payment arrangements are typically less than our overall average reimbursement rate, the testing services reimbursed under capitated payment arrangements are generally less profitable. In 2006, we derived approximately 16% of our testing volume and 7% of our net revenues from capitated payment arrangements.

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

     Despite the general trend of increased choice for patients in selecting a healthcare provider, recent experience indicates that some healthcare insurers may actively seek to limit the choice of patients and physicians if they feel it will give them increased leverage to negotiate lower fees, by consolidating services with a single or limited network of contracted providers. Historically, healthcare insurers, which had limited their network of laboratory service providers, encouraged their members, and sometimes offered incentives, to utilize only contracted providers. In addition, patients who use a non-contracted provider may have a higher co-insurance responsibility, which may result in physicians referring testing to contracted providers to minimize the expense to their patients. In cases where members choose to use a non-contracted provider due to service quality or convenience, the non-contracted provider would be reimbursed at rates considered “reasonable and customary”. Contracted rates are generally lower than “reasonable and customary” rates because of the potential for greater volume as a contracted provider. However, a non-contracted laboratory service provider with quality and service preferred by physicians and patients to that of contracted providers, could potentially realize greater profits than if it was a contracted provider, provided that physicians and patients continue to have choice in selecting their provider. Physicians requiring testing for patients are the primary referral source of our clinical laboratory testing volume, and often refer work to us as a non-contracted provider. Recent experience indicates that at least one large healthcare insurer United Healthcare Group Inc., or UNH, is looking to restrict or eliminate the choice of physicians, and in turn their patients, by threatening to impose financial penalties on physicians for referring patients to non-contracted laboratory service providers. If this approach is successful in influencing physicians to no longer use non-contracted laboratories, it could make it substantially more difficult for a laboratory service provider to sufficiently differentiate itself based on quality and service in order to profitably operate as a non-contracted provider, could lead to other healthcare insurers using similar tactics, and could materially impact our financial condition, results of operation and cash flows.

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

     The diagnostic testing industry is labor intensive. Employee compensation and benefits constitute approximately one-half of our total costs and expenses. Cost of services consists principally of costs for obtaining, transporting and testing specimens. Selling, general and administrative expenses consist principally of the costs associated with our sales and marketing efforts, billing operations (including bad debt expense), and general management and administrative support. In addition, performing diagnostic testing involves significant fixed costs for facilities and other infrastructure required to obtain, transport and test specimens. Therefore, relatively small changes in volume can have a significant impact on profitability in the short-term.

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

Recent Changes in Payer-Relationships

     On October 3, 2006, we announced that we would not be a national contracted provider of laboratory services to UNH, beginning January 1, 2007. After negotiating with UNH and offering to substantially reduce their total costs for laboratory services, UNH abruptly demanded that we execute an agreement that would have significantly reduced fees from what we had offered, and would have given UNH the right to unilaterally dictate certain key terms over a period of up to eight years. We determined that in the long term, signing such an unreasonable agreement would not be in the best interest of our Company and our shareholders.

     UNH accounted for approximately 7% of our net revenues in 2006, with some of our regional laboratories having concentrations as high as 15% to 20%. As one of many contracted providers, we estimate that we served approximately half of UNH’s members or approximately three times as many as our single largest competitor. We believe that this was because physicians and patients preferred using us due to quality and convenience. While we expect to continue to service UNH’s members in certain limited markets as a contracted provider and in other markets as a non-contracted provider, UNH has threatened physicians with penalties if they continue to send laboratory testing to non-contracted providers as of March 1, 2007. We believe UNH’s actions are unprecedented and inappropriate, because they effectively eliminate the choice to use an out-of-network provider, which is embedded in many of the products UNH sells and which employers and patients paid for. In addition, UNH has been aggressively communicating to its members that they may be faced with higher co-payments and deductibles if they use an out-of-network laboratory. While we retained virtually all of our UNH business through December 31, 2006, we estimate that by February 16, 2007, about 60% of our direct UNH business has moved to various contracted providers. We currently expect that the vast majority of the work we perform for UNH members will move to contracted providers before the end of 2007, as a result of the actions UNH is taking. However, it is possible that if patients and physicians are sufficiently dissatisfied with the services they receive from the providers UNH is requiring them to use, we may regain some of the lost business.

     In most cases when we perform testing for UNH members as a non-contracted provider we are entitled to reimbursement and UNH is required to pay for our services, often at rates in excess of what we were previously reimbursed. However, we expect UNH may challenge our rights to reimbursement in certain cases, leading to disputes which will take time to resolve, and could result in a temporary increase in days sales outstanding. UNH may also decide to remit payment to patients for the services we provide them as a non-contracted provider, requiring us to pursue the patient for collection. Pursuing collections from patients generally requires more effort and is more costly than collecting from a healthcare insurer and carries greater collection risk. Therefore, if we are required to collect from patients rather than UNH, we could experience higher collection costs and bad debt on the work we perform as a non-contracted provider. We plan to aggressively assert and defend our rights to appropriate reimbursement, and challenge certain of UNH’s actions on a number of fronts. In addition, we are educating patients, their physicians and employers that there are important differences between laboratory testing providers, and that their right to choose their testing provider should not be eliminated by inappropriate methods.

     Our current expectation is that no longer being a contracted provider to UNH and becoming a non-contracted provider to Horizon Blue Cross Blue Shield of New Jersey (which accounted for approximately 1% of our net revenues in 2006), will reduce our revenue growth in 2007 by between 7% and 10%, most of that resulting from the direct loss of previously contracted work, and some of it associated with the loss of other work from physicians who choose to consolidate their testing with a single laboratory. Given that we expect a decrease in volume levels in 2007 due to these contract changes, we plan to adjust our cost structure to match the new volume levels. However, due to the fact that a large portion of our costs, approximately 40% or more, are fixed, we do not expect our cost reduction actions will fully mitigate the profit impact of the anticipated volume decline during 2007. Our plans also include examining our structural, or fixed costs, to determine what reductions can be made. The extent to which we will need to reduce structural costs, which in part will be driven by how quickly we replace lost business, will determine how long it will take to complete all of our cost actions. As we do so, top priorities will be maintaining the differentiated level of service we provide to our patients and physicians, and remaining positioned to capitalize on growth opportunities.

Acquisitions

     The clinical laboratory industry in the United States remains fragmented. We expect to continue to selectively evaluate potential acquisitions of domestic clinical laboratories that can be integrated into our existing laboratories, thereby increasing access for patients and enabling us to reduce costs and improve efficiencies. While over the long term we believe positive industry factors in the United States diagnostic testing industry and the differentiated services we offer to our customers will enable us to grow organically, we see a number of opportunities to grow beyond our current principal business of operating diagnostic testing laboratories in the United States. Technology is enabling testing to be performed closer to the patient, whether in the physician’s office or at the hospital bedside, in the form of point-of-care testing, also referred to as near patient testing. We are actively exploring opportunities in this area and intend to capitalize on this trend to augment our laboratory testing business. Given that physicians and hospitals are primary sources for both near patient testing and laboratory performed tests, we believe providing both services will strengthen our relationships with customers and accelerate our growth.

     Additionally, we see opportunities to bring our experience and expertise in diagnostic testing to international markets, particularly developing countries where the testing markets are highly fragmented and less mature. In addition, expansion into near patient testing and international markets will diversify our revenue base, and add businesses which are growing faster and are more profitable than our principal business of United States based clinical laboratory testing.

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

     During the first quarter of 2006, we finalized our plan related to the integration of LabOne and recorded $23 million of costs, primarily comprised of employee severance benefits. Employee groups affected as a result of this plan included those involved in the testing of specimens, as well as administrative and other support functions. Of the total costs indicated above, $21 million related to actions that impact Quest Diagnostics’ employees and its operations and are comprised principally of employee severance benefits for approximately 600 employees. These costs were accounted for as a charge to earnings and included in “other operating expense, net” within the consolidated statements of operations.

     In addition, $2.6 million of integration costs, related to actions that impact the employees and operations of LabOne, were accounted for as a cost of the LabOne acquisition and included in goodwill. Of the $2.6 million, $1.2 million related to asset write-offs with the remainder primarily associated with employee severance benefits for approximately 95 employees.

     As of December 31, 2006, accruals related to the LabOne integration plan totaled $22 million. While the majority of the accrued integration costs are expected to be paid in 2007, there are certain severance costs that have payment terms extending into 2008. Upon completion of the LabOne integration, we expect to realize approximately $40 million of annual synergies and we expect to achieve this annual rate of synergies by the end of 2007.

Acquisition of Focus Diagnostics

     On July 3, 2006, we completed the acquisition of Focus Technologies Holding Company (“Focus Diagnostics”) in an all-cash transaction valued at $208 million, including approximately $3 million of assumed debt. We financed the acquisition and related transaction costs and the repayment of substantially all of Focus Diagnostics’ outstanding debt with $135 million of borrowings under our secured receivables credit facility and with cash on hand, as described in Note 3 to the Consolidated Financial Statements.

     Focus Diagnostics is a leading provider of infectious and immunologic disease testing and develops and markets diagnostic products. It offers its reference testing services and diagnostic products to large academic medical centers, hospitals and commercial laboratories.

Acquisition of Enterix

     On August 31, 2006, we completed the acquisition of Enterix Inc. (“Enterix”), a privately held Australia-based company that developed and manufactures the InSure™ Fecal Immunochemical Test, an FDA-cleared test for use in screening for colorectal cancer and other sources of lower gastrointestinal bleeding, for approximately $44 million in cash.

Acquisition of HemoCue

     On January 31, 2007, we acquired POCT Holding AB (“HemoCue”), a Sweden-based company specializing in near patient testing, in an all-cash transaction valued at approximately $420 million, including $123 million of assumed debt of HemoCue, as described in Note 17 to the Consolidated Financial Statements. The transaction, which has been financed through a new term loan, is not expected to have a material impact on our 2007 financial results.

     HemoCue is the leading international provider in near patient testing for hemoglobin, with a growing share in professional glucose and microalbumin testing. In addition, HemoCue is currently developing new tests including a near patient test to determine white blood cell counts. This acquisition complements our near patient testing for infectious disease and cancer, including new tests for colorectal cancer screening and herpes simplex type 2. The acquisition will increase our presence in the growing near patient testing market and leverage HemoCue’s international presence to reach new markets around the world.

Six Sigma and Standardization Initiatives

     We intend to become recognized as the quality leader in the healthcare services industry through utilizing a Six Sigma approach and Lean Six Sigma principles to further increase the efficiency of our operations. Six Sigma is a management approach that enhances quality and requires a thorough understanding of customer needs and requirements, root cause analysis, process improvements and rigorous tracking and measuring of key metrics. Lean Six Sigma streamlines processes and eliminates waste. We have integrated our Six Sigma initiative with our initiative to standardize our operations and processes and adopt identified Company best practices. We plan to utilize Six Sigma and continue these initiatives to drive growth by further differentiating us from our competition, and to improve the efficiency of our operations.

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

          While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about one-half of our total costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments:

•	revenues and accounts receivable associated with clinical laboratory testing;

•	reserves for general and professional liability claims;

•	reserves for other legal proceedings;

•	accounting for and recoverability of goodwill; and

•	accounting for stock-based compensation expense.

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

          We have implemented a standardized approach to estimate and review the collectibility of our receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, we regularly assess the state of our billing operations in order to identify issues, which may impact the collectibility of receivables or allowance estimates. We believe that the collectibility of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we have implemented “best practices” to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. We believe that our collection and allowance estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material revisions to reserve estimates. Less than 5% of our net accounts receivable as of December 31, 2006 were outstanding more than 150 days.

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

          Government payers

          Payments for clinical laboratory services made by the government are based on fee schedules set by governmental authorities. Receivables due from government payers under the Medicare and Medicaid programs represent approximately 14% of our net accounts receivable. Collection of such receivables is normally a function of providing the complete and correct billing information within the various filing deadlines. Collection typically occurs within 30 days of billing. Our processes for billing, collecting and estimating uncollectible amounts for receivables due from government payers, as well as the risk of non-collection, are substantially the same as those noted above for healthcare insurers under negotiated fee-for-service arrangements.

          Client payers

          Client payers include physicians, hospitals, employers and other commercial laboratories, and are billed based on a negotiated fee schedule. Receivables due from client payers represent approximately 38% of our net accounts receivable. Credit risk and ability to pay are more of a consideration for these payers than healthcare insurers and government payers. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increase. Our approach also considers specific account reviews, historical collection experience and other factors.

          Patient receivables

          Patients are billed based on established patient fee schedules, subject to any limitations on fees negotiated with healthcare insurers or physicians on behalf of the patient. Receivables due from patients represent approximately 23% of our net accounts receivable. Collection of receivables due from patients is subject to credit risk and ability of the patients to pay. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increases. Our approach also considers historical collection experience and other factors. Patient receivables are generally fully reserved for when the related billing reaches 210 days outstanding. Balances are automatically written off when they are sent to collection agencies. Reserves are adjusted for estimated recoveries of amounts sent to collection agencies based on historical collection experience, which is regularly monitored.

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

          Reserves for other legal proceedings

          Our business is subject to extensive and frequently changing federal, state and local laws and regulations. In addition, we are aware of certain pending lawsuits related to billing practices filed under the qui tam provisions of the False Claims Act and other federal and state statutes. See Note 14 to the Consolidated Financial Statements for a discussion of the various legal proceedings that involve the Company. We have a comprehensive compliance program that is intended to ensure the strict implementation and observance of all applicable laws, regulations and Company policies. Management periodically reports to the Quality, Safety & Compliance Committee of the Board of Directors regarding compliance operations. As an integral part of our compliance program, we investigate all reported or suspected failures to comply with federal and state healthcare reimbursement requirements. Any non-compliance that results in Medicare or Medicaid overpayments is reported to the government and reimbursed by us. As a result of these efforts, we have periodically identified and reported overpayments. Upon becoming aware of potential overpayments, we will consider all available facts and circumstances to estimate and record the amounts to be reimbursed. While we have reimbursed these overpayments and have taken corrective action where appropriate, we cannot assure investors that in each instance the government will necessarily accept these actions as sufficient.

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

          Management has established reserves for legal proceedings in accordance with generally accepted accounting principles. Such reserves totaled less than $5 million as of December 31, 2006. Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid. However, we understand that there may be pending qui tam claims brought by former employees or other “whistle blowers”, or other pending claims as to which we have not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

          Accounting for and recoverability of goodwill

          Goodwill is our single largest asset. We evaluate the recoverability and measure the potential impairment of our goodwill under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. The annual impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our Company, as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical laboratory testing industry, (ii) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for the reporting unit to the book value of the reporting unit. If the book value is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. We believe our estimation methods are reasonable and reflect common valuation practices.

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

          Accounting for stock-based compensation expense

          Effective January 1, 2006, we adopted SFAS No. 123, revised 2004, “Share-Based Payment”, (“SFAS 123R”) using the modified prospective approach and therefore have not restated results for prior periods. Under this approach, awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS 123R. Unvested awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123” (“SFAS 148”), except that compensation cost will be recognized in our results of operations. Pursuant to the provisions of SFAS 123R, we record stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, we recognize stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants.

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

          The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite service period involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using a lattice-based option-valuation model which requires management to make certain assumptions regarding: (i) the expected volatility in the market price of the Company’s common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). The expected volatility under the lattice-based option-valuation model is based on the current and historical implied volatilities from traded options of our common stock. The dividend yield is based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities ranging from one month to seven years. The expected holding period of the awards granted is estimated using the historical exercise behavior of employees. In addition, SFAS 123R requires us to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. We use historical experience to estimate projected forfeitures. If actual forfeiture rates are materially different from our estimates, stock-based compensation expense could be significantly different from what we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as considered necessary. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision.

          Finally, the terms of our performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. The actual amount of any stock award is based on the Company’s earnings per share growth as measured in accordance with its Amended and Restated Employee Long-Term Incentive Plan for the performance period compared to that of a peer group of companies. Stock-based compensation expense associated with performance share units is recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. If the actual number of performance share units earned is different from our estimates, stock-based compensation could be significantly different from what we have recorded in the current period. We periodically obtain and review publicly available financial information for the members of the peer group and compare that to actual and estimated future performance of the Company, including historical earnings per share growth as well as published estimates of projected earnings per share growth. This information is used to evaluate our progress towards achieving the performance criteria and our estimate of the number of performance share units expected to be earned at the end of the performance period. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in earnings in the period of the revision. While the assumptions used to calculate and account for stock-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to our assumptions and estimates, our stock-based compensation expense could vary significantly form period to period. In addition, the number of awards made under our equity compensation plans, changes in the design of those plans, the price of our shares and the performance of our company can all cause stock-based compensation expense to vary from period to period.

          In the fourth quarter of 2006, the Company revised its estimate of the number of performance share units expected to be earned at the end of the performance periods as a result of revising its estimates of projected performance and reduced stock-based compensation expense associated with performance share units by approximately $8 million. Refer to Notes 2 and 12 to the Consolidated Financial Statements for a further discussion of stock-based compensation.

Results of Operations

          Our clinical laboratory testing business currently represents our one reportable business segment. The clinical laboratory testing business for the years ended December 31, 2006, 2005 and 2004 accounted for approximately 92%, 96% and 97% of net revenues from continuing operations, respectively. Our other operating segments consist of our risk assessment services business, our clinical trials testing business, our healthcare information technology business, MedPlus, and our diagnostic products business. On April 19, 2006, we decided to discontinue the operations of a test kit manufacturing subsidiary, NID. During the third quarter of 2006, we completed the wind-down of NID and classified the operations of NID as discontinued operations for all periods presented. Our business segment information is disclosed in Note 16 to the Consolidated Financial Statements.

          Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

          Continuing Operations

          Income from continuing operations for the year ended December 31, 2006 increased to $626 million, or $3.14 per diluted share, compared to $573 million, or $2.79 per diluted share in 2005. The increase in income from continuing operations was principally associated with improved performance in our clinical testing business, driven by organic revenue growth and increases in operating efficiencies resulting from our Six Sigma, standardization and consolidation efforts. Results for the year ended December 31, 2006 include pre-tax charges of $27 million, or $0.08 per diluted share, associated with integration activities related to LabOne and our operations in California, and $10 million pre-tax, or $0.03 per diluted share, related to net investment losses. Also, results for the year ended December 31, 2006, included pre-tax expenses of $55 million, or $0.17 per share, associated with stock-based compensation recorded in accordance with SFAS 123R.

          Net Revenues

          Net revenues for the year ended December 31, 2006 grew by 15% over the prior year level to $6.3 billion. The acquisition of LabOne, contributed 8% to revenue growth. Approximately 55% of LabOne’s net revenues are generated from risk assessment services provided to life insurance companies, with the remainder classified as clinical laboratory testing. The acquisition of Focus Diagnostics, which was completed on July 3, 2006, contributed approximately half a percent to revenue growth.

          Our clinical testing business, which accounted for over 92% of our 2006 net revenues, grew approximately 10% for the year. The acquisition of LabOne contributed approximately 4% to the growth in clinical laboratory testing net revenues, principally reflected in volume. The increase in clinical testing revenues was driven by improvements in both testing volumes, measured by the number of requisitions, and increases in average revenue per requisition.

          For the year ended December 31, 2006, clinical testing volume increased 5% compared to the prior year period, principally driven by the acquisition of LabOne.

          For the year ended December 31, 2006, average revenue per requisition improved 5%. This improvement is primarily attributable to a continuing shift to a more esoteric test mix, and increases in the number of tests ordered per requisition. Gene-based and esoteric testing net revenues were over $1 billion for 2006, and grew greater than 10% compared to the prior year. LabOne’s clinical testing business carries a lower revenue per requisition than our average, principally due to a higher concentration of lower priced drugs-of-abuse testing; and modestly reduced our average revenue per requisition. Management continues to expect that average revenue per requisition will typically grow approximately 2% per year, with some fluctuations from year to year.

          Our businesses other than clinical laboratory testing accounted for approximately 8% of net revenues in 2006. These businesses include our risk assessment services business, our clinical trials testing business, our healthcare information technology business (MedPlus), and our diagnostics products business whose combined growth rates did not significantly affect our consolidated growth rate. The risk assessment services business currently represents approximately 5% of our net revenues and has been growing approximately 1% to 2% per year. The growth in risk assessment services has slowed, and is being adversely impacted by an overall decline in the life insurance market, resulting in a decline in the number of life insurance applicants being tested, partially offset by growth in paramedical exams and various risk assessment activities outsourced by life insurance companies.

          Operating Costs and Expenses

          Total operating costs and expenses for the year ended December 31, 2006 increased $691 million from the prior year period primarily due to the LabOne acquisition and, to a lesser degree, organic growth in our clinical testing business. The increased costs were primarily in the areas of employee compensation and benefits and testing supplies. Employee compensation and benefits included $55 million of stock-based compensation recorded in accordance with SFAS 123R. While our cost structure has been favorably impacted by efficiencies generated from our Six Sigma, standardization and consolidation initiatives, we continue to make investments in sales, service, science and information technology to further differentiate our company. These investments include:

•	increased focus in high-growth specialty testing areas, and improved sales training and sales tools;

•	continuously improving service levels and their consistency using Six Sigma;

•	making specimen collection more convenient for patients by adding phlebotomists and expanding hours of operation in our patient service centers;

•	continuing to strengthen our medical and scientific capabilities by adding leading experts in various disease states and emerging diagnostic areas; and

•

enhancing our information technology infrastructure and development capabilities supporting our products which enable healthcare providers to order and receive laboratory test results, order prescriptions electronically, and create, collect, manage and exchange healthcare information.

          Additionally, during the first quarter of 2006, we recorded $27 million of pre-tax charges in “other operating expense, net” primarily associated with integration activities related to LabOne and our operations in California.

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 59% of net revenues for the year ended December 31, 2006, consistent with the prior year.

          Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, were 22.5% of net revenues during the year ended December 31, 2006, compared to 22.3% in the prior year period. This increase was primarily due to stock-based compensation expense recorded in accordance with SFAS 123R, which increased selling, general and administrative expenses, as a percentage of net revenues by approximately 1%, offset by revenue growth, which has allowed us to leverage our expense base, as well as continued benefits from our Six Sigma, standardization and consolidation efforts. For the year ended December 31, 2006, bad debt expense was 3.9% of net revenues, compared to 4.3% in the prior year period. This decrease primarily relates to the improved collection of diagnosis, patient and insurance information necessary to more effectively bill for services performed. We believe that our Six Sigma and standardization initiatives and the increased use of electronic ordering by our customers will provide additional opportunities to further improve our overall collection experience and cost structure.

          Other operating expense, net represents miscellaneous income and expense items related to operating activities, including gains and losses associated with the disposal of operating assets and provisions for restructurings and other special charges. For the year ended December 31, 2006, other operating expense, net included pre-tax charges of $27 million principally associated with integration activities related to LabOne and our operations in California, which are more fully described in Note 4 to the Consolidated Financial Statements.

          For the year ended December 31, 2005, other operating expense, net included a $6.2 million charge primarily related to forgiving amounts owed by patients and physicians, and related property damage as a result of hurricanes in the Gulf Coast.

          Operating Income

          Operating income for the year ended December 31, 2006 improved to $1.1 billion, or 18.0% of net revenues, from $1.0 billion, or 18.5% of net revenues, in the prior year period. The increase in operating income for the year ended December 31, 2006 was principally driven by the performance of our clinical testing business. Partially offsetting these improvements was $27 million of special charges recorded in the first quarter of 2006, primarily related to integration activities and increased investments in MedPlus. Additionally, operating income for the year ended December 31, 2006 included $55 million of stock-based compensation expense recorded pursuant to SFAS 123R.

          Operating income as a percentage of net revenues for the year ended December 31, 2006 compared to the prior year’s period was reduced by approximately 1% due to stock-based compensation expense, and by 0.6% due to the results of the LabOne business, which we expect will continue to carry lower margins than the rest of our operations until we have realized most of the expected $40 million in synergies. Operating income as a percentage of net revenues for the year ended December 31, 2006 was also reduced by approximately 0.4% due to special charges, primarily related to integration activities.

          Other Income (Expense)

          Interest expense, net for the year ended December 31, 2006 increased $34 million over the prior year. The increase in interest expense, net was primarily due to additional interest expense associated with our $900 million senior notes offering in October 2005 used to fund the LabOne acquisition, as described more fully in Note 10 to the Consolidated Financial Statements.

          Other (expense) income, net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the year ended December 31, 2006, other (expense) income, net includes $26 million of charges related to the write-downs of investments offset by a gain of $16 million on the sale of an investment.

          For the year ended December 31, 2005, other (expense) income, net includes a $7.1 million charge associated with the write-down of an investment.

          Discontinued Operations

          During the fourth quarter of 2005, NID instituted its second voluntary product hold within a six-month period, due to quality issues, which adversely impacted the operating performance of NID. As a result, we evaluated a number of strategic options for NID. On April 19, 2006, we decided to discontinue NID’s operations, and during the third quarter of 2006, we completed the wind-down of NID’s operations. Results of NID are reported as discontinued operations for all periods presented.

          Loss from discontinued operations, net of tax, for the year ended December 31, 2006 increased to $39 million, or $0.20 per diluted share, compared to $27 million, or $0.13 per diluted share in 2005. Results for the year ended December 31, 2006 reflect pre-tax charges of $32 million, primarily related to the wind-down of NID’s operations. These charges included: inventory write-offs of $7 million; asset impairment charges of $6 million; employee severance costs of $6 million; contract termination costs of $6 million; facility closure costs of $2 million; and costs to support activities to wind-down the business, comprised primarily of employee costs and professional fees, of $5 million.

          The government continues to investigate and review NID. Any costs resulting from this review will be included in discontinued operations. While we do not believe that these matters will have a material adverse impact on our overall financial condition, their final resolution could be material to our results of operations or cash flows in the period in which the impact of such matters is determined or paid. See Note 14 to the Consolidated Financial Statements for a further description of these matters.

          Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

          Continuing Operations

          Income from continuing operations for the year ended December 31, 2005 increased to $573 million, or $2.79 per diluted share, compared to $492 million, or $2.32 per diluted share in 2004.

          The increase in income from continuing operations was primarily attributable to organic revenue growth, and increases in operating efficiencies in our clinical testing business resulting from our Six Sigma and standardization efforts, in addition to efficiencies resulting from increased use of electronic ordering by physicians.

          Net Revenues

          Net revenues for the year ended December 31, 2005 grew by 7.7% over the prior year level to $5.5 billion. The acquisition of LabOne, which was completed on November 1, 2005, contributed 1.8% of the revenue growth. Approximately 55% of LabOne’s net revenues are generated from risk assessment services provided to life insurance companies, with the remainder classified as clinical laboratory testing.

          Our clinical testing business, which accounted for over 96% of our 2005 net revenues, grew approximately 7% for the year. The acquisition of LabOne contributed approximately 1% to growth in the clinical testing business, principally reflected in volume. The increase in clinical testing revenues was driven by improvements in both testing volumes, measured by the number of requisitions, and increases in average revenue per requisition.

          For the year ended December 31, 2005, clinical testing volume increased 4.4% compared to the prior year period.

          For the year ended December 31, 2005, average revenue per requisition improved 2.3%. These improvements are primarily attributable to a continuing shift in test mix to higher value testing, including gene-based and esoteric testing, and increases in the number of tests ordered per requisition. Gene-based and esoteric testing net revenues were over $900 million for 2005, and grew approximately 10% compared to the prior year. Although LabOne’s clinical testing business carries a lower revenue per requisition than our average, principally due to a higher concentration of lower priced drugs-of-abuse testing, the acquisition of LabOne did not have a significant impact on our average revenue per requisition. Management continues to expect that average revenue per requisition will typically grow approximately 2% per year, with some fluctuations from year to year.

          Our businesses other than clinical laboratory testing accounted for approximately 4% of our net revenues in 2005. These businesses include our clinical trials testing business, and our healthcare information technology business (MedPlus), whose combined growth rates did not significantly affect our consolidated growth rate. In addition, we consider the risk assessment business acquired as part of the LabOne acquisition to be non-clinical laboratory testing businesses. The risk assessment business generates approximately $280 million in annual revenues and has grown approximately 3% per year. The net revenues from this business for the two months we owned it during 2005, contributed just under 1% to revenue growth.

          Operating Costs and Expenses

          Total operating costs and expenses for the year ended December 31, 2005 increased $263 million from the prior year period primarily due to organic growth in our clinical testing volume and, to a lesser degree, the LabOne acquisition. The increased costs were primarily in the areas of employee compensation and benefits, and testing supplies. While our cost structure has been favorably impacted by efficiencies generated from our Six Sigma and standardization initiatives, we continue to make investments in sales, service, science and information technology to further differentiate our company. These investments include:

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

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 59.0% of net revenues for the year ended December 31, 2005, compared to 58.6% of net revenues in the prior year period. The increase over the prior year was primarily due to the addition of the LabOne business, which carries a higher cost of sales percentage than the Company average. Also serving to increase cost of services as a percentage of net revenues for the year was increased costs of testing supplies, initial installation costs associated with deploying our Internet-based orders and results systems in physicians’ offices, and an increase in phlebotomists to support an increasing percentage of our volume collected in our patient service centers and by phlebotomists we have in physicians’ offices. At December 31, 2005, approximately 45% of our orders were being transmitted via the Internet. The increase in the number of orders received through our Internet-based systems is (i) improving the initial collection of billing information which is reducing the cost of billing and bad debt expense, both of which are components of selling, general and administrative expenses, and (ii) reducing the cost associated with specimen processing, which is included in cost of services.

          Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, were 22.3% of net revenues during the year ended December 31, 2005, decreasing from 23.7% in the prior year period. These improvements were primarily due to revenue growth, which has allowed us to leverage our expense base, as well as continued benefits from our Six Sigma and standardization initiatives. For the year ended December 31, 2005, bad debt expense was 4.3% of net revenues, compared to 4.5% in the prior year period. This decrease primarily relates to the improved collection of diagnosis, patient and insurance information necessary to more effectively bill for services performed. We believe that our Six Sigma and standardization initiatives and the increased use of electronic ordering by our customers will provide additional opportunities to further improve our overall collection experience and cost structure.

          Other operating expense, net represents miscellaneous income and expense items related to operating activities, including gains and losses associated with the disposal of operating assets. For the year ended December 31, 2005, other operating expense, net includes a $6.2 million charge primarily related to forgiveness of amounts owed by patients and physicians, and related property damage as a result of hurricanes in the Gulf Coast. For the year ended December 31, 2004, other operating expense, net includes a $10.3 million charge associated with the acceleration of certain pension obligations in connection with the succession of the Company’s prior CEO.

          Operating Income

          Operating income for the year ended December 31, 2005 improved to $1.0 billion, or 18.5% of net revenues, from $881 million, or 17.4% of net revenues, in the prior year period. The increases in operating income for the year ended December 31, 2005 were principally driven by revenue growth and continued benefits from our Six Sigma and standardization initiatives. Operating income as a percentage of revenues compared to the prior year was reduced by approximately 0.2% due to LabOne’s lower margins.

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

          Other (expense) income, net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the year ended December 31, 2005, other (expense) income, net included a $7.1 million charge associated with the write-down of an investment.

          Discontinued Operations

          Our discontinued operations are comprised of NID a test kit manufacturing subsidiary. During the fourth quarter of 2005, NID instituted its second voluntary product hold within a six-month period, due to quality issues, which adversely impacted its operating performance. Prior to these product holds NID accounted for about 1% of consolidated net revenues. Earnings before taxes for NID decreased by approximately $50 million or $0.16 per diluted share as compared to 2004. The second product hold caused us to reevaluate the financial outlook for NID, and as a result of this analysis we recorded certain pretax charges as described below. These charges, coupled with the operating losses at NID stemming from the product holds, together with the costs to rectify NID’s quality issues and comply with an ongoing government investigation and regulatory review of NID, caused us to further evaluate a number of strategic options for NID. On April 19, 2006, we decided to discontinue NID’s operations. During the third quarter of 2006, we completed the wind-down of NID’s operations. Results of NID are reported as discontinued operations for all periods presented.

          Loss from discontinued operations, net of tax, for the year ended December 31, 2005 was $27 million, or $0.13 per diluted share, compared to a gain of $7 million, or $0.03 per diluted share in 2004. Results for the year ended December 31, 2005 reflect pre-tax charges of $16 million recorded during the fourth quarter of 2005. These charges included the write-off of all of the goodwill associated with NID of $7.5 million, and other write-offs totaling $8.5 million, principally related to products and equipment inventory. In addition, during the second quarter of 2005, in connection with its first product hold, NID recorded a charge of approximately $3 million, principally related to products and equipment inventory.

          The government continues to investigate and review NID. Any costs resulting from this review will be included in discontinued operations. While we do not believe that these matters will have a material adverse impact on our overall financial condition, their final resolution could be material to our results of operations or cash flows in the period in which the impact of such matters is determined or paid. See Note 14 to the Consolidated Financial Statements for a further description of these matters.

Quantitative and Qualitative Disclosures About Market Risk

          We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that may include the use of derivative financial instruments. We do not hold or issue derivative financial instruments for speculative purposes. We do not believe that our foreign exchange exposure is material to our consolidated financial condition or results of operations. See Note 2 to the Consolidated Financial Statements for additional discussion of our financial instruments and hedging activities. See Note 10 to the Consolidated Financial Statements for information regarding our treasury lock agreements.

          At both December 31, 2006 and 2005, the fair value of our debt was estimated at approximately $1.6 billion, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2006 and 2005, the estimated fair value exceeded the carrying value of the debt by approximately $0.4 million and $39 million, respectively. A hypothetical 10% increase in interest rates (representing approximately 59 basis points at both December 31, 2006 and 2005) would potentially reduce the estimated fair value of our debt by approximately $33 million and $36 million at December 31, 2006 and 2005, respectively.

          Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility and our term loan due December 2008, are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Interest rates on our senior unsecured revolving credit facility and term loan due December 2008 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of December 31, 2006, our borrowing rate for our senior unsecured revolving credit facility and for our term loan was LIBOR plus 0.50%. At December 31, 2006, the LIBOR rate was 5.35%. At December 31, 2006, there was $75 million of borrowings outstanding under our term loan due December 2008, $300 million outstanding under our secured receivables credit facility and no borrowings outstanding under our $500 million senior unsecured revolving credit facility. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing approximately 54 basis points) would impact annual net interest expense by approximately $2 million, assuming no changes to the debt outstanding at December 31, 2006. See Note 10 to the Consolidated Financial Statements for details regarding our debt outstanding.

          Risk Associated with Investment Portfolio

          Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying values of our available-for-sale equity securities and privately held securities were $23 million at December 31, 2006.

          We do not hedge our equity price risk. The impact of an adverse movement in equity prices on our holdings in privately held companies is difficult to estimate, as our ability to realize returns on investments depends on, among other things, the enterprises’ ability to raise additional capital or derive cash inflows from continuing operations or through liquidity events such as initial public offerings, mergers or private sales.

Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at December 31, 2006 totaled $150 million, compared to $92 million at December 31, 2005. Cash flows from operating activities in 2006 were $952 million, which were used to fund investing activities of $414 million and financing activities of $480 million. Cash and cash equivalents at December 31, 2005 totaled $92 million, compared to $73 million at December 31, 2004. Cash flows from operating activities in 2005 provided cash of $852 million, which together with cash flows from financing activities of $247 million, were used to fund investing activities of $1.1 billion.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for 2006 was $952 million compared to $852 million in the prior year period. This increase was primarily due to improved operating performance and the timing of various payments for taxes and accrued expenses partially offset by an increase in accounts receivable. Days sales outstanding, a measure of billing and collection efficiency, were 48 days at December 31, 2006 compared to 46 days at December 31, 2005.

          Net cash provided by operating activities for 2005 was $852 million compared to $799 million in the prior year period. This increase was primarily due to improved operating performance and a smaller increase in net accounts receivable compared to the prior year, partially offset by the timing and net amount of various payments for taxes. Days sales outstanding was 46 days at December 31, 2005 compared to 47 days at December 31, 2004.

          Cash Flows from Investing Activities

          Net cash used in investing activities in 2006 was $414 million, consisting primarily of $231 million related to the acquisition of Focus Diagnostics and Enterix, (a privately held test kit manufacturer), and capital expenditures of $193 million. These amounts were partially offset by $16 million of proceeds from the sale of an investment. The decrease in capital expenditures compared to the prior year is principally due to the completion of a new facility in California, for which there were substantial expenditures in the prior year.

          Net cash used in investing activities in 2005 was $1.1 billion, consisting primarily of the acquisition of LabOne and related transaction costs for $795 million, the acquisition of a small regional laboratory for $19 million, equity investments of $38 million in companies, which develop diagnostic tests, and capital expenditures of $224 million.

          Cash Flows from Financing Activities

          Net cash used in financing activities in 2006 was $480 million. During 2006, we repaid $275 million outstanding under our 6¾% senior notes, $60 million of principal outstanding under our secured receivables credit facility and $75 million under our senior unsecured revolving credit facility. Debt repayments and acquisitions were funded with cash on hand and borrowings of $75 million under our senior unsecured revolving credit facility and $300 million under our secured receivables credit facility. In addition, we purchased $472 million of treasury stock, which represents 8.9 million shares of our common stock purchased at an average price of $53.23 per share, partially offset by $102 million in proceeds from the exercise of stock options, including related tax benefits. We also paid dividends of $77 million. At December 31, 2006, we had $300 million outstanding, and $500 million of available borrowing capacity under our combined credit facilities. Our credit facilities and the 2005 Senior Notes, along with our other debt outstanding are more fully described in Note 10 to the Consolidated Financial Statements.

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

          Dividend Program

          During each of the quarters of 2006 and 2005, our Board of Directors has declared a quarterly cash dividend of $0.10 and $0.09 per common share, respectively. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchase Plan

          In January 2006, our Board of Directors expanded the share repurchase authorization by an additional $600 million, bringing the total amount authorized and available for purchases to $722 million. For the year ended December 31, 2006, we repurchased approximately 8.9 million shares of our common stock at an average price of $53.23 per share for $472 million. Through December 31, 2006, we have repurchased approximately 41.3 million shares of our common stock at an average price of $44.89 for $1.9 billion under our share repurchase program. At December 31, 2006, the total available for repurchases under the remaining authorizations was $250 million.

          Contractual Obligations and Commitments

          The following table summarizes certain of our contractual obligations as of December 31, 2006. See Notes 10 and 14 to the Consolidated Financial Statements for further details.

	Payments due by period

	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3 –5 years	After 5 years

Long-term debt	$1,239,046	$—	$462,999	$274,503	$501,544
Capital lease obligations	59	—	59	—	—
Operating leases	656,172	154,046	232,698	129,437	139,991
Purchase obligations	72,339	31,390	21,972	12,904	6,073

Total contractual obligations	$1,967,616	$185,436	$717,728	$416,844	$647,608

          See Note 10 to the Consolidated Financial Statements for a full description of the terms of our indebtedness and related debt service requirements. See Note 17 to the Consolidated Financial Statements for a description of our term loan entered into in January 2007. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases, noncancelable commitments to purchase products or services, and reserves with respect to insurance and other legal matters is contained in Note 14 to the Consolidated Financial Statements.

          During 2006, we maintained two lines of credit with two financial institutions totaling $85 million for the issuance of letters of credit. Standby letters of credit are obtained, principally in support of our risk management program, to ensure our performance or payment to third parties and amounted to $67 million at December 31, 2006, all of which was issued against the $85 million letter of credit lines. The letters of credit, which are renewed annually, primarily represent collateral for automobile liability and workers’ compensation loss payments.

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

          Requirements and Capital Resources

          We estimate that we will invest approximately $200 million during 2007 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades.

          We believe that cash from operations and our borrowing capacity under our credit facilities will provide sufficient financial flexibility to meet seasonal working capital requirements and to fund capital expenditures, debt service requirements, cash dividends on common shares, share repurchases and additional growth opportunities for the foreseeable future. Our investment grade credit ratings have had a favorable impact on our cost of and access to capital, and we believe that our financial performance should provide us with access to additional financing, if necessary, to fund growth opportunities that cannot be funded from existing sources.

Outlook

          As discussed in the Overview, despite the continued consolidation among healthcare insurers, and their continued efforts to reduce reimbursement for providers of diagnostic testing, we believe that the underlying fundamentals of the diagnostic testing industry will continue to improve and that over the long term the industry will continue to grow. As the leading provider of diagnostic testing, information and services with the most extensive network of laboratories and patient service centers throughout the United States, we believe we are well positioned to benefit from the growth expected in our industry.

          We believe our focus on Six Sigma quality and the investments we are continuing to make in sales, service, science and information technology will over the long-term further differentiate us and strengthen our industry leadership position. While we expect that changes in some payer relationships will cause 2007 revenue and earnings to be below the level of 2006, we expect to return to growing revenues and profits in 2008. We will do this by continuing to provide a differentiated service offering at competitive prices and continuing to improve the efficiency of our business. In addition we plan to leverage our knowledge and expertise in diagnostic testing to expand into international markets, and point-of-care (near patient) testing.

          Our strong cash generation, balance sheet and credit profile position us well to take advantage of these growth opportunities.

Inflation

          We believe that inflation generally does not have a material adverse effect on our results of operations or financial condition because the majority of our contracts are short term.

Impact of New Accounting Standards

          In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”. In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” and SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Post-Retirement Plans”. In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. In August 2006, the Securities and Exchange Commission (“SEC”) issued new requirements for “Executive Compensation and Related Person Disclosure”, and in September 2006 the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements”.

          The impact of these accounting standards is discussed in Note 2 to the Consolidated Financial Statements.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

          The management of Quest Diagnostics Incorporated (the “Company”), including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operating effectiveness of its internal control over financial reporting. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006 is effective.

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

          Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages F-1 and F-2, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Quest Diagnostics Incorporated

We have completed integrated audits of Quest Diagnostics Incorporated’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Quest Diagnostics Incorporated and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the Report of Management On Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 28, 2007

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(in thousands, except per share data)

	2006	2005

Assets
Current assets:
Cash and cash equivalents	$149,640	$92,130
Accounts receivable, net of allowance for doubtful accounts of $205,086 and $193,754 at December 31, 2006 and 2005, respectively	774,414	732,907
Inventories	78,564	77,939
Deferred income taxes	120,540	107,442
Prepaid expenses and other current assets	67,860	59,079

Total current assets	1,191,018	1,069,497
Property, plant and equipment, net	752,357	753,663
Goodwill, net	3,391,046	3,197,227
Intangible assets, net	193,346	147,383
Other assets	133,715	138,345

Total assets	$5,661,482	$5,306,115

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$833,996	$764,453
Short-term borrowings and current portion of long-term debt	316,874	336,839

Total current liabilities	1,150,870	1,101,292
Long-term debt	1,239,105	1,255,386
Other liabilities	252,336	186,453
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 and 300,000 shares authorized at December 31, 2006 and 2005, respectively; 213,755 and 213,674 shares issued at December 31, 2006 and 2005, respectively	2,138	2,137
Additional paid-in capital	2,185,073	2,175,533
Retained earnings	1,800,255	1,292,510
Unearned compensation	—	(3,321)
Accumulated other comprehensive loss	(65)	(6,205)
Treasury stock, at cost; 19,806 and 15,219 shares at December 31, 2006 and 2005, respectively	(968,230)	(697,670)

Total stockholders’ equity	3,019,171	2,762,984

Total liabilities and stockholders’ equity	$5,661,482	$5,306,115

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(in thousands, except per share data)

	2006	2005	2004

Net revenues	$6,268,659	$5,456,726	$5,066,986

Operating costs and expenses:
Cost of services	3,696,006	3,220,713	2,969,774
Selling, general and administrative	1,410,716	1,215,862	1,199,759
Amortization of intangible assets	10,843	4,637	6,378
Other operating expense, net	23,017	7,966	10,221

Total operating costs and expenses	5,140,582	4,449,178	4,186,132

Operating income	1,128,077	1,007,548	880,854

Other income (expense):
Interest expense, net	(91,425)	(57,354)	(57,826)
Minority share of income	(23,900)	(19,495)	(19,353)
Equity earnings in unconsolidated joint ventures	28,469	26,185	21,049
Other (expense) income, net	(7,948)	(6,876)	162

Total non-operating expenses, net	(94,804)	(57,540)	(55,968)

Income from continuing operations before taxes	1,033,273	950,008	824,886
Income tax expense	407,581	376,812	332,471

Income from continuing operations	625,692	573,196	492,415
(Loss) income from discontinued operations, net of taxes	(39,271)	(26,919)	6,780

Net income	$586,421	$546,277	$499,195

Earnings per common share - basic:
Income from continuing operations	$3.18	$2.84	$2.42
(Loss) income from discontinued operations	(0.20)	(0.13)	0.03

Net income	$2.98	$2.71	$2.45

Earnings per common share - diluted:
Income from continuing operations	$3.14	$2.79	$2.32
(Loss) income from discontinued operations	(0.20)	(0.13)	0.03

Net income	$2.94	$2.66	$2.35

Dividends per common share	$0.40	$0.36	$0.30

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(in thousands)

	2006	2005	2004

Cash flows from operating activities:
Net income	$586,421	$546,277	$499,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	197,398	176,124	168,726
Provision for doubtful accounts	243,443	233,628	226,310
Provision for restructuring and other special charges	55,788	—	—
Deferred income tax (benefit) provision	(46,280)	661	52,451
Minority share of income	23,900	19,495	19,353
Stock compensation expense	55,478	2,037	1,384
Tax benefits associated with stock-based compensation plans	—	33,823	71,276
Excess tax benefits from stock-based compensation arrangements	(32,693)	—	—
Other, net	20,172	21,673	4,739
Changes in operating assets and liabilities:
Accounts receivable	(273,232)	(238,421)	(266,404)
Accounts payable and accrued expenses	81,347	36,038	22,336
Integration, settlement and other special charges	(4,247)	(5,400)	(18,274)
Income taxes payable	45,330	15,382	1,163
Other assets and liabilities, net	(929)	10,266	16,525

Net cash provided by operating activities	951,896	851,583	798,780

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(236,543)	(814,219)	—
Capital expenditures	(193,422)	(224,270)	(176,125)
Decrease (increase) in investments and other assets	15,563	(41,304)	2,425

Net cash used in investing activities	(414,402)	(1,079,793)	(173,700)

Cash flows from financing activities:
Proceeds from borrowings	375,000	1,100,186	304,921
Repayments of debt	(416,208)	(497,276)	(306,018)
(Decrease) increase in book overdrafts	(1,705)	33,384	—
Purchases of treasury stock	(472,325)	(390,163)	(734,577)
Exercise of stock options	102,324	98,335	109,116
Excess tax benefits from stock-based compensation arrangements	32,693	—	—
Dividends paid	(77,135)	(69,673)	(61,387)
Distributions to minority partners	(21,900)	(21,477)	(16,677)
Financing costs paid	(728)	(6,278)	(2,114)

Net cash (used in) provided by financing activities	(479,984)	247,038	(706,736)

Net change in cash and cash equivalents	57,510	18,828	(81,656)

Cash and cash equivalents, beginning of year	92,130	73,302	154,958

Cash and cash equivalents, end of year	$149,640	$92,130	$73,302

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compen- sation	Accumulated Other Compre- hensive (Loss) Income	Treasury Stock	Compre- hensive Income

Balance, December 31, 2003	205,627	$1,068	$2,267,014	$380,559	$(2,346)	$5,947	$(257,548)
Net income				499,195				$499,195
Other comprehensive loss						(2,081)		(2,081)

Comprehensive income								$497,114

Dividends declared				(61,020)
Issuance of common stock under benefit plans	404	1	1,314		951		12,623
Exercise of stock options	6,949		(136,932)				246,048
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(179)	(1)	(7,548)
Tax benefits associated with stock-based compensation plans			71,276
Conversion of contingent convertible debentures	74		222				3,102
Amortization of unearned compensation					1,384
Purchases of treasury stock	(16,655)						(734,577)

Balance, December 31, 2004	196,220	1,068	2,195,346	818,734	(11)	3,866	(730,352)
Net income				546,277				$546,277
Other comprehensive loss						(10,071)		(10,071)

Comprehensive income								$536,206

Adjustment for 2-for-1 stock split		1,068	(1,068)
Dividends declared				(72,501)
Issuance of common stock under benefit plans	516	1	4,620		(5,347)		17,683
Exercise of stock options	3,893		(69,691)				168,026
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(7)
Tax benefits associated with stock-based compensation plans			33,823
Conversion of contingent convertible debentures	5,632		12,510				237,136
Amortization of unearned compensation					2,037
Purchases of treasury stock	(7,806)						(390,163)

Balance, December 31, 2005	198,455	2,137	2,175,533	1,292,510	(3,321)	(6,205)	(697,670)
Net income				586,421				$586,421
Other comprehensive income						6,140		6,140

Comprehensive income								$592,561

Dividends declared				(78,676)
Reclassification upon adoption of SFAS123R			(3,321)		3,321
Issuance of common stock under benefit plans	598	1	(2,158)				23,838
Stock-based compensation expense			55,478
Exercise of stock options	3,782		(75,603)				177,927
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(13)		(672)
Tax benefits associated with stock-based compensation plans			35,816
Purchases of treasury stock	(8,873)						(472,325)

Balance, December 31, 2006	193,949	$2,138	$2,185,073	$1,800,255	$—	$(65)	$(968,230)

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

          During 2006, Quest Diagnostics processed approximately 151 million requisitions through its extensive network of laboratories and patient service centers in virtually every major metropolitan area throughout the United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation

          The consolidated financial statements include the accounts of all entities controlled by the Company through its direct or indirect ownership of a majority voting interest and the accounts of any variable interest entities, as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities”, where the Company is subject to a majority of the risk of loss from the variable interest entity’s activities, or entitled to receive a majority of the entity’s residual returns or both. The Company’s relationships with variable interest entities were not material at December 31, 2006. Investments in entities which the Company does not control, but in which it has a substantial ownership interest (generally between 20% and 49%) and can exercise significant influence, are accounted for using the equity method of accounting. As of December 31, 2006 and 2005, the Company’s investments in affiliates accounted for under the equity method of accounting totaled $38.5 million and $36.5 million, respectively. The Company’s share of equity earnings from investments in affiliates, accounted for under the equity method, totaled $28.5 million, $26.2 million and $21.0 million, respectively, for 2006, 2005 and 2004. All significant intercompany accounts and transactions are eliminated in consolidation.

          Basis of Presentation

          During the third quarter of 2006, the Company completed its wind-down of NID, a test kit manufacturing subsidiary, and classified the operations of NID as discontinued operations. The accompanying consolidated statements of operations and related disclosures have been restated to report the results of NID as discontinued operations for all periods presented. See Note 15 for a further discussion of discontinued operations.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

          Revenue Recognition

          The Company primarily recognizes revenue for services rendered upon completion of the testing process. Billings for services reimbursed by third-party payers, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers. Adjustments to the estimated receipts, based on final settlement with the third-party payers, are recorded upon settlement. In 2006, 2005 and 2004, approximately 17%, 18% and 17%, respectively, of net revenues were generated by Medicare and Medicaid programs. Under capitated arrangements with healthcare insurers, the Company recognizes revenue based on a predetermined monthly reimbursement rate for each member of an insurer’s health plan regardless of the number or cost of services provided by the Company.

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

          Earnings Per Share

          Basic earnings per common share is calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per common share is calculated by dividing net income, adjusted for the after-tax impact of the interest expense associated with the Company’s 1¾% contingent convertible debentures due 2021 (the “Debentures”), by the weighted average common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the dilutive effect of outstanding stock options, performance share units and restricted common shares granted under the Company’s Amended and Restated Employee Long-Term Incentive Plan and its Amended and Restated Director Long-Term Incentive Plan and the Debentures. The Debentures were called for redemption by the Company in December 2004 and redeemed as of January 18, 2005.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

          The computation of basic and diluted earnings per common share (using the if-converted method) was as follows (in thousands, except per share data):

	2006	2005	2004

Income from continuing operations – basic	$625,692	$573,196	$492,415
(Loss) income from discontinued operations – basic	(39,271)	(26,919)	6,780

Net income available to common stockholders – basic	586,421	546,277	499,195
Add: Interest expense associated with the Debentures, net of related tax effects	—	82	3,275

Net income available to common stockholders – diluted	$586,421	$546,359	$502,470

Weighted average common shares outstanding – basic	196,985	201,833	203,920

Effect of dilutive securities:
Stock options	2,535	3,533	4,472
Restricted common shares and performance share units	22	11	39
Debentures	—	153	5,714

Weighted average common shares outstanding – diluted	199,542	205,530	214,145

Earnings per common share – basic:
Income from continuing operations	$3.18	$2.84	$2.42
(Loss) income from discontinued operations	(0.20)	(0.13)	0.03

Net income	$2.98	$2.71	$2.45

Earnings per common share – diluted:
Income from continuing operations	$3.14	$2.79	$2.32
(Loss) income from discontinued operations	(0.20)	(0.13)	0.03

Net income	$2.94	$2.66	$2.35

          The following securities were not included in the diluted earnings per share calculation due to their antidilutive effect (in thousands):

	2006	2005	2004

Stock options	2,443	337	603
Restricted common shares and performance share units	786	—	—

          Stock-Based Compensation

          Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”) encouraged, but did not require, companies to record compensation cost for stock-based compensation plans at fair value. In addition, SFAS 148 provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation, and amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

          In December 2004, the FASB issued SFAS No. 123, revised 2004, “Share-Based Payment” (“SFAS 123R”). SFAS 123R requires that companies recognize compensation cost relating to share-based payment transactions based on the fair value of the equity or liability instruments issued. SFAS 123R is effective for annual periods beginning after January 1, 2006. The Company adopted SFAS 123R effective January 1, 2006 using the modified prospective

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

approach and therefore has not restated results for prior periods. Under this approach, awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS 123R. Unvested awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance with SFAS 123, as amended by SFAS 148, except that compensation cost will be recognized in the Company’s results of operations.

          Pursuant to the provisions of SFAS 123R, the Company records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision. The terms of the Company’s performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. The actual amount of any stock award is based on the Company’s earnings per share growth as measured in accordance with its Amended and Restated Employee Long-Term Incentive Plan (“ELTIP”) for the performance period compared to that of a peer group of companies. Stock-based compensation expense associated with performance share units is recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in earnings in the period of the revision. The Company recognizes stock-based compensation expense related to the Company’s Amended Employee Stock Purchase Plan (“ESPP”) based on the 15% discount at purchase. See Note 12 for a further discussion of stock-based compensation.

          In the fourth quarter of 2006, the Company revised its estimate of the number of performance share units expected to be earned at the end of the performance periods as a result of revising its estimates of projected performance and reduced stock-based compensation expense associated with performance share units by approximately $8 million. See Note 12 for further discussion.

          Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations and chose to adopt the disclosure-only provisions of SFAS 123, as amended by SFAS 148. Under this approach, the cost of restricted stock awards was expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company’s ESPP was disclosed, based on the vesting provisions of the individual grants, but not charged to expense. Stock-based compensation expense recorded in accordance with APB 25, relating to restricted stock awards, was $2.0 million and $1.4 million in 2005 and 2004, respectively.

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

	2005	2004

Net income:
Net income, as reported	$546,277	$499,195
Add: Stock-based compensation under APB 25	2,037	1,384
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(32,623)	(43,710)

Pro forma net income	$515,691	$456,869

Earnings per common share:
Basic – as reported	$2.71	$2.45

Basic – pro forma	$2.56	$2.23

Diluted – as reported	$2.66	$2.35

Diluted – pro forma	$2.50	$2.13

          Foreign Currency

          Assets and liabilities of foreign subsidiaries are translated into U.S. dollars at year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the year. The translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity. Gains and losses from foreign currency transactions are included within “other operating expense, net” in the consolidated statements of operations. Transaction gains and losses have not been material.

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

          Accounts Receivable and Allowance for Doubtful Accounts

          Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has implemented a standardized approach to estimate and review the collectibility of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectibility of receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts.

          Inventories

          Inventories, which consist principally of testing supplies and reagents, are valued at the lower of cost (first in, first out method) or market.

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

          Goodwill

          Goodwill represents the cost of acquired businesses in excess of the fair value of assets acquired, including separately recognized intangible assets, less the fair value of liabilities assumed in a business combination. The Company uses a nonamortization approach to account for purchased goodwill. Under a nonamortization approach, goodwill is not amortized, but instead is periodically reviewed for impairment.

          Intangible Assets

          Intangible assets are recognized as an asset apart from goodwill if the asset arises from contractual or other legal rights, or if it is separable. Intangible assets, principally representing the cost of customer relationships, customer lists and non-competition agreements acquired, are capitalized and amortized on the straight-line method over their expected useful life, which generally ranges from five to twenty years. Intangible assets with indefinite useful lives, consisting principally of acquired tradenames, are not amortized, but instead are periodically reviewed for impairment.

          Recoverability and Impairment of Goodwill

          Under the nonamortization provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and certain intangibles are not amortized into results of operations, but instead are periodically reviewed for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The provisions of SFAS 142 require that a goodwill impairment test be performed annually or in the case of other events that indicate a potential impairment. The annual impairment tests of goodwill were performed at the end of each of the Company’s fiscal years on December 31st and indicated that there was no impairment of goodwill as of December 31, 2006 or 2005.

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

          Investments

          The Company accounts for investments in equity securities, which are included in “other assets” in the consolidated balance sheet, in conformity with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which requires the use of fair value accounting for trading or available-for-sale securities. Both realized and unrealized gains and losses for trading securities are recorded currently in earnings as a component of non-operating expenses within “other (expense) income, net” in the consolidated statements of operations. Unrealized gains and losses, net of tax, for available-for-sale securities are recorded as a component of accumulated other comprehensive income within stockholders’ equity. Recognized gains and losses for available-for-sale securities are recorded in “other (expense) income, net” in the consolidated statements of operations. Gains and losses on securities sold are based on the average cost method.

          The Company periodically reviews its investments to determine whether a decline in fair value below the cost basis is other than temporary. The primary factors considered in the determination are: the length of time that the fair value of the investment is below carrying value; the financial condition, operating performance and near term prospects of the investee; and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for a recovery in fair value. If the decline in fair value is deemed to be other than temporary, the cost basis of the security is written down to fair value.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

          Investments at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Available-for-sale equity securities	$10,106	$20,429
Trading equity securities	29,969	25,738
Other investments	13,290	29,726

Total	$53,365	$75,893

          Investments in available-for-sale equity securities consist of equity securities in public corporations. Investments in trading equity securities represent participant directed investments of deferred employee compensation and related Company matching contributions held in a trust pursuant to the Company’s supplemental deferred compensation plan (see Note 12). Other investments do not have readily determinable fair values and consist of investments in preferred and common shares of privately held companies and are accounted for under the cost method.

          As of December 31, 2006 and 2005, the Company had gross unrealized losses from available-for-sale equity securities of $4.7 million and $11.1 million, respectively. For the year ended December 31, 2006, “other (expense) income, net”, within the consolidated statements of operations, includes $16.2 million of charges associated with the write-down of available-for-sale equity securities, $10.0 million of charges associated with the write-down of other investments and a $15.8 million gain associated with other investments. For the year ended December 31, 2005, “other (expense) income, net” includes a $7.1 million charge associated with the write-down of other investments. For the years ended December 31, 2006, 2005 and 2004, gains from trading equity securities totaled $3.2 million, $1.6 million and $1.8 million, respectively, and are included in “other (expense) income, net”.

          Financial Instruments

          The Company’s policy for managing exposure to market risks may include the use of financial instruments, including derivatives. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These policies prohibit holding or issuing derivative financial instruments for speculative purposes.

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

          Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturity of these instruments. At both December 31, 2006 and 2005, the fair value of the Company’s debt was estimated at $1.6 billion, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2006 and 2005, the estimated fair value exceeded the carrying value of the debt by $0.4 million and $39 million, respectively.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

          New Accounting Standards

          In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 is effective for the Company as of January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109 “Accounting for Income Taxes”. FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company has identified and categorized its uncertain tax positions and these positions have been evaluated and assessed for recognition and measurement under the guidelines of FIN 48. The adoption of FIN 48 will not impact the consolidated statement of operations, however, FIN 48 may create some volatility in the effective tax rate in future periods. While the Company’s analysis is still underway and not yet completed, at this point it is not anticipated that the adoption of FIN 48 will have a material impact on the consolidated balance sheet. The transition adjustments for FIN48 primarily relate to uncertainties associated with the realization of tax benefits derived from certain state net operating loss carryforwards, the allocation of income and expense among state jurisdictions, the characterization and timing of certain tax deductions associated with business combinations and employee compensation, and income and expenses associated with certain intercompany licensing arrangements.

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

          In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS 158”). SFAS 158 requires balance sheet recognition of the overfunded or underfunded status of pension and postretirement benefit plans. Under SFAS 158, actuarial gains and losses, prior service costs or credits, and any remaining transition assets or obligations that have not been recognized under previous accounting standards must be recognized as a component of accumulated other comprehensive income (loss) within stockholders’ equity, net of tax effects, until they are amortized as a component of net periodic benefit cost. In addition, the measurement date and the date at which plan assets and the benefit obligation are measured, are required to be the company’s fiscal year end. SFAS 158 is effective for the Company as of December 31, 2006, except for the measurement date provisions, which are effective December 31, 2008. The adoption of SFAS 158 did not have a material impact on the Company’s consolidated financial statements.

          In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the Company as of December 31, 2006. The adoption of SAB 108 did not have an impact on the Company’s consolidated financial statements.

          In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and liabilities. The Company is currently evaluating the impact of SFAS 159 to determine the effect, if any, it will have on the consolidated financial position and results of operations. The Company is required to adopt SFAS 159 as of January 1, 2008.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

3.	BUSINESS ACQUISITIONS

          2006 Acquisitions

          Acquisition of Focus Diagnostics

          On July 3, 2006, the Company completed its acquisition of Focus Technologies Holding Company (“Focus Diagnostics”) in an all-cash transaction valued at $208 million, including approximately $3 million of assumed debt. Focus Diagnostics is a leading provider of infectious and immunologic disease testing and develops and markets diagnostic products. It offers its reference testing services and diagnostic products to large academic medical centers, hospitals and commercial laboratories. The Company financed the aggregate purchase price of $205 million, which includes $0.5 million of related transaction costs, and the repayment of substantially all of Focus Diagnostics’ outstanding debt with $135 million of borrowings under its secured receivables credit facility and with cash on hand.

          The acquisition of Focus Diagnostics was accounted for under the purchase method of accounting. As such, the cost to acquire Focus Diagnostics was allocated to the respective assets and liabilities acquired based on their estimated fair values as of the closing date. A preliminary allocation of the cost to acquire Focus Diagnostics has been made to certain of its assets and liabilities based on preliminary estimates. The Company is continuing to assess the estimated fair values of certain assets and liabilities acquired. The consolidated financial statements include the results of operations of Focus Diagnostics subsequent to the closing of the acquisition.

          Of the aggregate purchase price of $205 million, $142 million was allocated to goodwill, $33 million was allocated to customer relationships that are being amortized over 10-15 years and $9.1 million was allocated to trade names that are not subject to amortization. Substantially all of the goodwill is not expected to be deductible for tax purposes.

          Supplemental pro forma combined financial information has not been presented as the acquisition is not material to the Company’s consolidated financial statements.

          Acquisition of Enterix

          On August 31, 2006, the Company completed its acquisition of Enterix Inc. (“Enterix”), a privately held Australia-based company that developed and manufactures the InSure™ Fecal Immunochemical Test, a Food and Drug Administration (“FDA”)-cleared test for use in screening for colorectal cancer and other sources of lower gastrointestinal bleeding, for approximately $44 million in cash. The acquisition is not material to the Company’s consolidated financial statements.

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

          Under the terms of the merger agreement, the Company paid $43.90 per common share in cash or $768 million in total to acquire all of the outstanding common shares of LabOne. In addition, the Company paid $33 million in cash for outstanding stock options of LabOne. Pursuant to the terms of the merger agreement, upon the change in control of LabOne, LabOne’s outstanding stock options became fully vested and exercisable and were cancelled in exchange for the right to receive an amount, for each share subject to the stock option, equal to the excess of $43.90 per share over the exercise price per share of each option. The aggregate purchase price of $810 million includes transaction costs of approximately $9 million.

          In conjunction with the acquisition of LabOne, the Company repaid approximately $127 million of debt, representing substantially all of LabOne’s existing outstanding debt as of November 1, 2005.

          The Company financed the all cash purchase price and related transaction costs associated with the LabOne acquisition, and the repayment of substantially all of LabOne’s outstanding debt with the net proceeds from a $900 million private placement of senior notes (see Note 10) and cash on hand.

          Through the acquisition of LabOne, the Company acquired all of LabOne’s operations, including its health screening and risk assessment services for life insurance companies, its clinical diagnostic testing services, and its drugs-of-abuse testing for employers. LabOne had 3,100 employees and principal laboratories in Lenexa, Kansas, as well as in Cincinnati, Ohio.

          The acquisition of LabOne was accounted for under the purchase method of accounting. As such, the cost to acquire LabOne was allocated to the respective assets and liabilities acquired based on their estimated fair values as of

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

the closing date. During 2006, the Company adjusted its purchase price allocation for the LabOne acquisition based on the finalized fair value estimates for certain assets and liabilities acquired, primarily associated with property, plant and equipment, net of related deferred income taxes, and recorded additional goodwill of approximately $10 million. The consolidated financial statements include the results of operations of LabOne subsequent to the closing of the acquisition.

          The following table summarizes the Company’s purchase price allocation of the cost to acquire LabOne:

Fair Values as of November 1, 2005
Current assets	$ 135,452
Property, plant and equipment	75,692
Intangible assets	139,500
Goodwill	690,554
Other assets	4,813
Total assets acquired	1,046,011

Current liabilities	51,125
Long-term liabilities	50,024
Long-term debt	135,079
Total liabilities assumed	236,228

Net assets acquired	$ 809,783

          Of the $139 million of acquired intangible assets, $130 million was assigned to customer relationships that are being amortized over 20 years and $9 million was assigned to trade names that are not subject to amoritization. Of the $691 million allocated to goodwill, approximately $47 million is expected to be deductible for tax purposes.

          Pro Forma Combined Financial Information

          The following unaudited pro forma combined financial information for the years ended December 31, 2005 and 2004 assumes that the LabOne acquisition was completed on January 1, 2004.

	2005	2004

Net revenues	$5,889,615	$5,551,304
Net income	547,643	497,758

Basic earnings per common share:
Net income	$2.71	$2.44
Weighted average common shares outstanding – basic	201,833	203,920

Diluted earnings per common share:
Net income	$2.66	$2.34
Weighted average common shares outstanding – diluted	205,530	214,145

          The unaudited pro forma combined financial information presented above reflects certain reclassifications to the historical financial statements of LabOne to conform the acquired company’s accounting policies and classification of certain costs and expenses to that of Quest Diagnostics. These adjustments had no impact on pro forma net income. Pro forma results for the year ended December 31, 2005 exclude $14.3 million of transaction related costs, which were incurred and expensed by LabOne in conjunction with its acquisition by Quest Diagnostics.

4.	INTEGRATION OF ACQUIRED BUSINESS

          During the first quarter of 2006, the Company finalized its plan related to the integration of LabOne. The plan focuses on rationalizing the Company’s testing capacity, infrastructure and support services in markets which are served by both LabOne and Quest Diagnostics.

          In conjunction with finalizing the LabOne integration, the Company recorded $23 million of costs during the first quarter of 2006. The majority of these costs relate to employee severance. Employee groups affected as a result of this plan included those involved in the testing of specimens, as well as administrative and other support functions. Of the total costs indicated above, $21 million related to actions that impact Quest Diagnostics’ employees and its operations and were comprised principally of employee severance benefits for approximately 600 employees. These costs were accounted for as a charge to earnings and included in “other operating expense, net” within the consolidated statements of operations.

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

          As of December 31, 2006, accruals related to the LabOne integration plan totaled $22 million. While the majority of the accrued integration costs are expected to be paid in 2007, there are certain severance costs that have payment terms extending into 2008.

          In addition, during the first quarter of 2006, the Company recorded a $4.1 million charge related to consolidating its operations in California into a new facility. The costs, comprised primarily of employee severance costs and the write-off of certain operating assets, were accounted for as a charge to earnings and included in “other operating expense, net” within the consolidated statements of operations.

5.	TAXES ON INCOME

          The Company’s pretax income from continuing operations consisted of $1.02 billion, $943 million and $817 million from U.S. operations and approximately $8.6 million, $7.2 million and $8.1 million from foreign operations for the years ended December 31, 2006, 2005 and 2004, respectively.

          The components of income tax expense (benefit) for 2006, 2005 and 2004 were as follows:

	2006	2005	2004

Current:
Federal	$360,806	$304,117	$231,514
State and local	93,292	63,652	49,939
Foreign	4,586	2,081	(807)

Deferred:
Federal	(26,897)	2,614	40,827
State and local	(24,206)	4,348	10,998

Total	$407,581	$376,812	$332,471

          A reconciliation of the federal statutory rate to the Company’s effective tax rate for 2006, 2005 and 2004 was as follows:

	2006	2005	2004

Tax provision at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.3	4.6	4.6
Impact of foreign operations	0.3	—	0.2
Non-deductible expenses, primarily meals and entertainment expenses	0.3	0.2	0.4
Other, net	(0.5)	(0.1)	0.1

Effective tax rate	39.4%	39.7%	40.3%

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2006 and 2005 were as follows:

	2006	2005

Current deferred tax asset:
Accounts receivable reserve	$36,888	$32,598
Liabilities not currently deductible	83,652	74,844

Total current deferred tax asset	$120,540	$107,442

Non-current deferred tax asset (liability):
Liabilities not currently deductible	$85,821	$69,071
Stock-based compensation	19,896	—
Net operating loss carryforwards	18,229	9,663
Depreciation and amortization	(128,814)	(100,752)

Total non-current deferred tax liability	$(4,868)	$(22,018)

          At December 31, 2006, non-current deferred tax assets of $16 million are included in other long-term assets in the consolidated balance sheet. At December 31, 2006 and 2005, non-current deferred tax liabilities of $21 million and $22 million, respectively, are included in other long-term liabilities in the consolidated balance sheet.

          As of December 31, 2006, the Company had estimated net operating loss carryforwards for federal and state income tax purposes of $16 million and $411 million, respectively, which expire at various dates through 2026. As of December 31, 2006 and 2005, deferred tax assets associated with net operating loss carryforwards for federal and state income tax purposes of $29 million and $22 million, respectively, have each been reduced by a valuation allowance of $11 million and $14 million, respectively.

          Income taxes payable including those classified in other long-term liabilities in the consolidated balance sheet at December 31, 2006 and 2005, were $36 million and $29 million, respectively.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

6.	SUPPLEMENTAL CASH FLOW AND OTHER DATA

	2006	2005	2004

Depreciation expense	$184,844	$166,546	$156,955

Interest expense	(96,454)	(61,443)	(60,152)
Interest income	5,029	4,089	2,326

Interest, net	(91,425)	(57,354)	(57,826)

Interest paid	102,055	49,976	51,781

Income taxes paid	381,348	314,534	209,156

Businesses acquired:
Fair value of assets acquired	$278,078	$1,039,300	$—
Fair value of liabilities assumed	28,453	230,235	—

Non-cash financing activities:
Conversion of contingent convertible debentures	$—	$244,338	$3,197

7.	PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Land	$36,272	$36,255
Buildings and improvements	332,610	329,441
Laboratory equipment, furniture and fixtures	886,065	823,799
Leasehold improvements	264,096	190,329
Computer software developed or obtained for internal use	189,083	171,724
Construction-in-progress	58,273	98,897

	1,766,399	1,650,445
Less: accumulated depreciation and amortization	(1,014,042)	(896,782)

Total	$752,357	$753,663

8.	GOODWILL AND INTANGIBLE ASSETS

          Goodwill at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Goodwill	$3,572,238	$3,385,280
Less: accumulated amortization	(181,192)	(188,053)

Goodwill, net	$3,391,046	$3,197,227

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

          The changes in the gross carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

	2006	2005

Balance as of January 1	$3,385,280	$2,695,003
Goodwill acquired during the year	196,222	697,766
Other	(9,264)	(7,489)

Balance as of December 31	$3,572,238	$3,385,280

          For the year ended December 31, 2006, the increase in goodwill was primarily related to the acquisitions of Focus Diagnostics and Enterix, and adjustments associated with the LabOne purchase price allocation and the LabOne integration plan. These additions were $142 million, $40 million and $10 million, respectively. In connection with the Company’s decision to discontinue the operations of NID in the second quarter of 2006, the Company eliminated the goodwill and related accumulated amortization associated with NID, which had no impact on goodwill, net. In addition, goodwill was reduced $2.4 million primarily related to the favorable resolution of certain pre-acquisition tax contingencies associated with businesses acquired.

          For the year ended December 31, 2005, the increase in goodwill was primarily related to the acquisition of LabOne. During the fourth quarter of 2005, the Company recorded a $7.5 million charge, which was included in “other operating expense, net” in the consolidated statement of operations, to write off all of the goodwill associated with NID.

          Intangible assets at December 31, 2006 and 2005 consisted of the following:

	Weighted Average Amortization Period	December 31, 2006			December 31, 2005

		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Amortizing intangible assets:
Customer-related intangibles	18 years	$206,880	$(48,010)	$158,870	$172,522	$(39,297)	$133,225
Non-compete agreements	5 years	47,165	(45,261)	1,904	45,707	(44,221)	1,486
Other	10 years	15,372	(3,500)	11,872	7,044	(3,772)	3,272

Total	18 years	269,417	(96,771)	172,646	225,273	(87,290)	137,983

          Intangible assets not subject to amortization:

Tradenames	20,700	—	20,700	9,400	—	9,400

Total intangible assets	$290,117	$(96,771)	$193,346	$234,673	$(87,290)	$147,383

          Amortization expense related to intangible assets was $10,843, $4,637 and $6,378 for the years ended December 31, 2006, 2005 and 2004, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

          The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2006 is as follows:

Fiscal Year Ending December 31,

2007	$11,882
2008	11,743
2009	11,329
2010	11,071
2011	10,849
Thereafter	115,772

Total	$172,646

          For the year ended December 31, 2006, the increase in intangible assets not subject to amortization was due to tradenames resulting from the acquisitions of Focus Diagnostics, $9.1 million, and Enterix, $2.2 million (see Note 3).

          For the year ended December 31, 2005, the increase in intangible assets not subject to amortization was due to tradenames resulting from the acquisition of LabOne, $9.4 million (see Note 3).

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Trade accounts payable	$215,721	$193,385
Accrued wages and benefits	321,539	275,709
Accrued expenses	296,736	295,359

Total	$833,996	$764,453

10.	DEBT

          Short-term borrowings and current portion of long-term debt at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Borrowings under Secured Receivables Credit Facility	$300,000	$60,000
Senior Notes due July 2006	—	274,844
Current portion of long-term debt	16,874	1,995

Total short-term borrowings and current portion of long-term debt	$316,874	$336,839

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

          Long-term debt at December 31, 2006 and 2005 consisted of the following:

	2006	2005

Industrial Revenue Bonds due September 2009	$5,376	$7,200
Term loan due December 2008	75,000	75,000
Senior Notes due November 2010	399,423	399,273
Senior Notes due July 2011	274,503	274,392
Senior Notes due November 2015	498,587	498,427
Debentures due June 2034	2,957	2,858
Other	133	231

Total	1,255,979	1,257,381
Less: current portion	16,874	1,995

Total long-term debt	$1,239,105	$1,255,386

          2004 Debt Refinancings

          On April 20, 2004, the Company entered into a $500 million senior unsecured revolving credit facility (the “Credit Facility”) which replaced a $325 million unsecured revolving credit facility. Under the Credit Facility, which matures in April 2009, interest is based on certain published rates plus an applicable margin that will vary over an approximate range of 90 basis points based on changes in the Company’s public debt rating. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to 180 days. Interest on any outstanding amounts not covered under the LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of December 31, 2006 and 2005, the Company’s borrowing rate for LIBOR-based loans was LIBOR plus 0.50%. The Credit Facility is guaranteed by the Company’s wholly owned subsidiaries that operate clinical laboratories in the United States (the “Subsidiary Guarantors”). The Credit Facility contains various covenants, including the maintenance of certain financial ratios, which could impact the Company’s ability to, among other things, incur additional indebtedness. At both December 31, 2006 and 2005, there are no borrowings outstanding under the Credit Facility.

          In addition, on April 20, 2004, the Company entered into a new $300 million receivables securitization facility (the “Secured Receivables Credit Facility”) which replaced a $250 million receivables securitization facility that matured in April 2004. The Secured Receivables Credit Facility matures in July 2007. Interest on the Secured Receivables Credit Facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. At December 31, 2006 and 2005, the Company’s borrowing rate under the Secured Receivables Credit Facility was 5.6% and 4.7%, respectively. The Secured Receivables Credit Facility is supported by one-year back-up facilities provided by two banks on a committed basis. Borrowings outstanding under the Secured Receivables Credit Facility, if any, are classified as a current liability on the Company’s consolidated balance sheets due to the term of the one-year back-up facilities described above.

          In conjunction with the debt refinancings, the Company recorded a $2.9 million charge to earnings in the second quarter of 2004 representing the write-off of deferred financing costs associated with the debt that was refinanced. The $2.9 million charge was included in interest expense, net within the consolidated statements of operations for the year ended December 31, 2004.

          Industrial Revenue Bonds

          In connection with the acquisition of LabOne in November 2005, the Company assumed $7.2 million of Industrial Revenue Bonds. Principal is payable annually in equal installments through September 1, 2009. Interest is payable monthly at a rate adjusted weekly based on LIBOR plus approximately 0.08%. At December 31, 2006 and 2005, the rate was 5.4% and 4.5%, respectively. At December 31, 2006, the remaining principal outstanding was $5.4 million. The bonds are secured by the Lenexa, Kansas laboratory facility and an irrevocable bank letter of credit.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

          Term Loan due December 2008

          On December 19, 2003, the Company entered into a $75 million amortizing term loan facility (the “term loan due December 2008”), which was funded on January 12, 2004. Interest under the term loan due December 2008 is based on LIBOR plus an applicable margin that can fluctuate over a range of up to 119 basis points, based on changes in the Company’s public debt rating. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to 180 days. Interest on any outstanding amounts not covered under the LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of December 31, 2006 and 2005, the Company’s borrowing rate for LIBOR-based loans was LIBOR plus 0.50%. The term loan due December 2008 requires principal repayments of the initial amount borrowed equal to 20% on each of the third and fourth anniversary dates of the funding and the remainder of the outstanding balance on December 31, 2008. The term loan due December 2008 is guaranteed by the Subsidiary Guarantors and contains various covenants similar to those under the Credit Facility.

          Senior Notes

          In conjunction with its 2001 debt refinancing, the Company completed a $550 million senior notes offering in June 2001 (the “2001 Senior Notes”). The 2001 Senior Notes were issued in two tranches: (a) $275 million aggregate principal amount of 6¾% senior notes due 2006 (“Senior Notes due 2006”), issued at a discount of approximately $1.6 million and (b) $275 million aggregate principal amount of 7½% senior notes due 2011 (“Senior Notes due 2011”), issued at a discount of approximately $1.1 million. On July 12, 2006, the Company repaid the $275 million outstanding under the Senior Notes due 2006. After considering the discount, the effective interest rates on the Senior Notes due 2011 is 7.6%. The Senior Notes due 2011 require semiannual interest payments. The Senior Notes due 2011 are unsecured obligations of the Company and rank equally with the Company’s other unsecured senior obligations. The Senior Notes due 2011 are guaranteed by the Subsidiary Guarantors and do not have a sinking fund requirement.

          On October 31, 2005, the Company completed its $900 million private placement of senior notes (the “2005 Senior Notes”). The 2005 Senior Notes were priced in two tranches: (a) $400 million aggregate principal amount of 5.125% senior notes due November 1, 2010 (“Senior Notes due 2010”); and (b) $500 million aggregate principal amount of 5.45% senior notes due November 1, 2015 (“Senior Notes due 2015”). The Company used the net proceeds from the 2005 Senior Notes, together with cash on hand, to pay the cash purchase price and transaction costs of the LabOne acquisition and to repay $127 million of LabOne’s debt. The Senior Notes due 2010 and 2015 were issued at a discount of $0.8 million and $1.6 million, respectively. After considering the discounts, the effective interest rates on the Senior Notes due 2010 and 2015 are approximately 5.3% and 5.6%, respectively. The 2005 Senior Notes require semiannual interest payments, which commenced on May 1, 2006. The 2005 Senior Notes are unsecured obligations of the Company and rank equally with the Company’s other unsecured senior obligations. The 2005 Senior Notes are guaranteed by the Subsidiary Guarantors. Under a registration rights agreement executed in connection with the offering and sale of the 2005 Senior Notes and related guarantees, the Company filed a registration statement which was declared effective on February 16, 2006, to enable the holders of the 2005 Senior Notes to exchange the notes and guarantees for publicly registered notes and guarantees and all the holders exchanged the notes and guarantees for publicly registered notes and guarantees.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

          Debentures due June 2034

          In connection with the acquisition of LabOne in November 2005, the Company assumed $103.5 million of 3.50% convertible senior debentures of LabOne due June 15, 2034 (the “Debentures due June 2034”). As a result of the change in control of LabOne, the holders of the debentures had the right from November 1, 2005 to December 1, 2005 to: (i) have their debentures repurchased by LabOne for 100% of the principal amount of the debentures, plus accrued and unpaid interest thereon through November 30, 2005; or (ii) have their debentures converted into the amount the respective holder would have received if the holder had converted the debentures prior to November 1, 2005, plus an additional premium. As a result of the change in control of LabOne, and as provided in the indenture to the debentures, the conversion rate increased so that each $1,000 principal amount of the debentures was convertible into cash in the amount of $1,280.88 if converted by December 1, 2005. As a result of the change in control of LabOne, of the total outstanding principal balance of the Debentures due June 2034 of $103.5 million, $99 million of principal was converted for $126.8 million in cash, reflecting a premium of $27.8 million. The remaining outstanding principal of the Debentures due June 2034 totaling $4.5 million was adjusted to its estimated fair value of $2.9 million, reflecting a discount of $1.6 million based on the net present value of the estimated remaining obligations, at current interest rates. The Debentures due June 2034 are no longer convertible into shares of common stock of LabOne or the Company. The Debentures due June 2034 require semi-annual interest payments in June and December.

          Letter of Credit Lines

          The Company has two lines of credit with two financial institutions totaling $85 million for the issuance of letters of credit (the “letter of credit lines”). The letter of credit lines mature in December 2007 and are guaranteed by the Subsidiary Guarantors. As of December 31, 2006, there are $67 million of outstanding letters of credit under the letter of credit lines.

          As of December 31, 2006 long-term debt, maturing in each of the years subsequent to December 31, 2007, is as follows:

Year ending December 31,

2008	$61,797
2009	1,788
2010	399,473
2011	274,503
2012	—
Thereafter	501,544

Total long-term debt	$1,239,105

11.	PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY

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

          Preferred Share Purchase Rights

          Through December 31, 2006, each share of Quest Diagnostics common stock traded with a preferred share purchase right, which entitled stockholders to purchase one-hundredth of a share of Series A Preferred Stock upon the occurrence of certain events. In conjunction with the SBCL acquisition, the Board of Directors of the Company approved an amendment to the preferred share purchase rights. The amended rights entitled stockholders to purchase shares of Series A Preferred

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

Stock at a predefined price in the event a person or group (other than SmithKline Beecham) acquires 20% or more of the Company’s outstanding common stock. The preferred share purchase rights expired December 31, 2006.

          Common Stock

          On May 4, 2006 the Company’s Restated Certificate of Incorporation was amended to increase the number of shares of common stock, par value $0.01 per share, from 300 million shares to 600 million shares.

          Accumulated Other Comprehensive (Loss) Income

          The components of accumulated other comprehensive (loss) income for 2006, 2005 and 2004 were as follows:

	Foreign Currency Translation Adjustment	Market Value Adjustment	Deferred Gain	Accumulated Other Comprehensive (Loss) Income

Balance, December 31, 2003	$(311)	$6,258	$—	$5,947
Translation adjustment	1,650	—	—	1,650
Market value adjustment, net of tax benefit of $2,515	—	(3,731)	—	(3,731)

Balance, December 31, 2004	1,339	2,527	—	3,866
Translation adjustment	(3,287)	—	—	(3,287)
Market value adjustment, net of tax benefit of $6,057	—	(9,238)	—	(9,238)
Deferred gain, less reclassifications	—	—	2,454	2,454

Balance, December 31, 2005	(1,948)	(6,711)	2,454	(6,205)
Translation adjustment	2,460	—	—	2,460
Market value adjustment, net of tax benefit of $2,501	—	(3,815)	—	(3,815)
Reversal of market value adjustment, net of tax expense of $(5,053)	—	7,707	—	7,707
Deferred gain reclassifications	—	—	(212)	(212)

Balance, December 31, 2006	$512	$(2,819)	$2,242	$(65)

          The market value adjustments for 2006, 2005 and 2004 represented unrealized holding gains (losses), net of taxes. The reversal of market value adjustments for 2006 represents prior periods unrealized holding losses for investments where the decline in fair value was deemed to be other than temporary in 2006 and the resulting loss was recognized in the consolidated statements of operations. (See Note 2). The deferred gain for 2005 represented the $2.5 million the Company received upon the settlement of its Treasury Lock Agreements, net of amounts reclassified as a reduction to interest expense (see Note 10).

          Dividend Program

          During each of the quarters of 2006, 2005 and 2004, the Company’s Board of Directors has declared a quarterly cash dividend of $0.10, $0.09 and $0.075 per common share, respectively.

          Share Repurchase Plan

           In 2003, the Company’s Board of Directors authorized a share repurchase program, which permitted the Company to purchase up to $600 million of its common stock. In July 2004, January 2005 and January 2006, the Company’s Board of Directors authorized the Company to purchase up to an additional $300 million, $350 million and $600 million, respectively, of its common stock. Under a separate authorization from the Board of Directors, in December 2004 the Company repurchased 5.4 million shares of its common stock for approximately $254 million

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

from GlaxoSmithKline plc. For the year ended December 31, 2006, the Company repurchased 8.9 million shares of its common stock at an average price of $53.23 per share for $472 million. For the year ended December 31, 2006, the Company reissued 4.2 million shares in connection with employee benefit plans. For the year ended December 31, 2005, the Company repurchased 7.8 million shares of its common stock at an average price of $49.98 per share for $390 million. For the year ended December 31, 2005, the Company reissued 5.6 million shares and 4.3 million shares, respectively, in connection with the conversion of its Debentures and for employee benefit plans. At December 31, 2006, $250 million of the share repurchase authorization remained available.

12.	STOCK OWNERSHIP AND COMPENSATION PLANS

          For the year ended December 31, 2006, the stock-based compensation expense recorded in accordance with SFAS 123R totaled $55 million. In addition, in connection with the adoption of SFAS 123R, net cash provided by operating activities decreased and net cash provided by financing activities increased for the year ended December 31, 2006 by $33 million related to excess tax benefits from stock-based compensation arrangements.

          Employee and Non-employee Directors Stock Ownership Programs

          In 2005, the Company established the ELTIP to replace the Company’s prior Employee Equity Participation Programs established in 1999 (the “1999 EEPP”) and 1996 (the “1996 EEPP”). The ELTIP provides for three types of awards: (a) stock options, (b) stock appreciation rights and (c) incentive stock awards. The ELTIP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Quest Diagnostics common stock at a price of no less than the fair market value on the date of grant. The stock options are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, as determined by the Board of Directors. The stock options expire on the date designated by the Board of Directors but in no event more than seven years from date of grant for those granted subsequent to January 1, 2005. Grants of stock appreciation rights allow eligible employees to receive a payment based on the appreciation of Quest Diagnostics common stock in cash, shares of Quest Diagnostics common stock or a combination thereof. The stock appreciation rights are granted at an exercise price at no less than the fair market value of Quest Diagnostics common stock on the date of grant. Stock appreciation rights expire on the date designated by the Board of Directors but in no event more than seven years from date of grant. No stock appreciation rights have been granted under the ELTIP or the 1999 EEPP. Under the incentive stock provisions of the plan, the ELTIP allows eligible employees to receive awards of shares, or the right to receive shares, of Quest Diagnostics common stock, the equivalent value in cash or a combination thereof. These shares are generally earned on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, as determined by the Board of Directors. The actual amount of performance share awards is based on the Company’s earnings per share growth for the performance period compared to that of a peer group of companies. Key executive, managerial and technical employees are eligible to participate in the ELTIP. The provisions of the 1999 EEPP and the 1996 EEPP were similar to those outlined above for the ELTIP. Certain options granted under the 1999 EEPP and the 1996 EEPP remain outstanding.

          The ELTIP increased the maximum number of shares of Quest Diagnostics common stock that may be optioned or granted to 48 million shares. In addition, any remaining shares under the 1996 EEPP are available for issuance under the ELTIP.

          In 2005, the Company established the Amended and Restated Director Long-Term Incentive Plan (the “DLTIP”), to replace the Company’s prior plan established in 1998. The DLTIP provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Quest Diagnostics common stock at no less than the fair market value on the date of grant and incentive stock awards. The incentive stock awards are generally earned on achievement of certain performance goals specified in the awards. The maximum number of shares that may be issued under the DLTIP is 2 million shares. The stock options expire seven years from date of grant and generally become exercisable in three equal annual installments beginning on the first anniversary date of the grant of the option regardless of whether the optionee remains a director of the Company. During 2006, 2005 and 2004, grants under the DLTIP totaled 95, 110 and 180 thousand shares, respectively.

          In general, the Company’s practice has been to issue shares related to its stock-based compensation program from shares of its common stock held in treasury. See Note 11 for further information regarding the Company’s share repurchase program.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

          The fair value of each option granted prior to January 1, 2005 was estimated on the date of grant using the Black-Scholes option-pricing model. The fair value of each stock option award granted subsequent to January 1, 2005 was estimated on the date of grant using a lattice-based option valuation model. Management believes a lattice-based option valuation model provides a more accurate measure of fair value. The expected volatility in connection with the Black-Scholes option-pricing model was based on the historical volatility of the Company’s stock, while the expected volatility under the lattice-based option-valuation model was based on the current and the historical implied volatilities from traded options of the Company’s stock. The dividend yield was based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The risk-free interest rate of each option granted prior to January 1, 2005 was estimated using the time applicable U.S. Treasury rate in effect at the time of grant. The risk-free interest rate of each stock option granted subsequent to January 1, 2005 was based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities ranging from one month to seven years. The expected holding period of the options granted was estimated using the historical exercise behavior of employees. The weighted average assumptions used in valuing options granted in the periods presented are:

	2006	2005	2004

Weighted average fair value of options at grant date	$13.91	$14.17	$17.23
Expected volatility	18.2%	23.0%	47.2%
Dividend yield	0.7%	0.7%	0.7%
Risk-free interest rate	4.6%	3.9% - 4.0%	2.8% - 4.0%
Expected holding period, in years	5.6 – 6.2	5.4 – 5.9	5.0

          The fair value of restricted stock awards and performance share units is the average market price of the Company’s common stock at the date of grant.

          Transactions under the stock option plans for 2006, 2005 and 2004 were as follows:

	2006				2005		2004

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)	Shares (in thousands)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price

Options outstanding, beginning of year	15,048	$34.33			16,752	$29.49	20,480	$22.43
Options granted	2,501	52.57			2,777	49.66	4,428	40.85
Options exercised	(3,835)	27.40			(3,990)	25.87	(7,042)	16.06
Options forfeited and canceled	(465)	45.90			(491)	24.48	(1,114)	29.65

Options outstanding, end of year	13,249	$39.44	5.8	$180	15,048	$34.33	16,752	$29.49

Exercisable, end of year	8,154	$33.50	5.6	$159	8,660	$28.81	8,516	$23.95

Vested and expected to vest at December 31, 2006	13,006	$39.21	5.8	$180

          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

exercised their options on December 31, 2006. This amount changes, based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised in 2006 and 2005 was $106 million and $98 million, respectively.

          As of December 31, 2006, there was $19 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.7 years.

          The following relates to options outstanding at December 31, 2006:

Options Outstanding				Options Exercisable

Range of Exercise Price	Shares (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Shares (in thousands)	Weighted Average Exercise Price

$3.97 - $4.44	44	1.2	$4.06	44	$4.06
$6.46 - $9.58	394	2.7	6.91	394	6.91
$15.03 - $22.38	214	3.4	15.30	214	15.30
$23.27 - $34.79	3,129	5.4	26.91	3,129	26.91
$35.01 - $52.50	8,773	6.2	44.97	4,204	41.33
$52.62 - $61.68	695	5.7	54.16	169	53.27

          The following summarizes the activity relative to incentive stock awards, including restricted stock awards and performance share units, for 2006, 2005 and 2004:

	2006		2005	2004

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Shares (in thousands)

Incentive shares outstanding, beginning of year	107	$49.71	—	576
Incentive shares granted	1,020	52.32	113	—
Incentive shares vested	(39)	50.26	(1)	(538)
Incentive shares forfeited and canceled	(56)	51.92	(5)	(38)
Adjustment to estimate of performance share units to be earned	(582)	51.94	—	—

Incentive shares outstanding, end of year	450	$52.41	107	—

          In the fourth quarter of 2006, the Company revised its estimate of the number of performance share units expected to be earned at the end of the performance periods as a result of revising its estimates of projected performance and reduced the number of performance share units by 0.6 million.

          As of December 31, 2006, there was $12 million of unrecognized stock-based compensation cost related to nonvested incentive stock awards, which is expected to be recognized over a weighted average period of 1.9 years. Total fair value of shares vested was $2.1 million and less than $0.1 million for the year ended December 31, 2006 and 2005, respectively. The amount of unrecognized stock-based compensation cost is subject to change based on revisions, if any, to management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned at the end of the performance periods.

          For the years ended December 31, 2006, 2005 and 2004, stock-based compensation expense totaled $55 million, $2.0 million and $1.4 million, respectively. Income tax benefits related to stock-based compensation

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

expense totaled $22 million for the year ended December 31, 2006. Income tax benefits related to stock-based compensation for 2005 and 2004 were not material.

          Employee Stock Purchase Plan

          Under the Company’s Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the 2006 Annual Meeting of Shareholders, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics common stock. The purchase price of the stock is 85% of the market price of the Company’s common stock on the last business day of each calendar month. Under the ESPP, the maximum number of shares of Quest Diagnostics common stock which may be purchased by eligible employees is 5 million. Approximately 474, 409 and 460 thousand shares of common stock were purchased by eligible employees in 2006, 2005 and 2004, respectively.

          Defined Contribution Plan

          The Company maintains a qualified defined contribution plan covering substantially all of its employees, and matches employee contributions up to a maximum of 6%. The Company’s expense for contributions to its defined contribution plan aggregated $69 million, $64 million and $62 million for 2006, 2005 and 2004, respectively.

          Supplemental Deferred Compensation Plan

          The Company’s supplemental deferred compensation plan is an unfunded, non-qualified plan that provides for certain management and highly compensated employees to defer up to 50% of their eligible compensation in excess of their defined contribution plan limits. In addition, certain members of senior management have an additional opportunity to defer up to 95% of their variable incentive compensation. The compensation deferred under this plan, together with Company matching amounts, are credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each plan participant is fully vested in all deferred compensation, Company match and earnings credited to their account. Although the Company is currently contributing all participant deferrals and matching amounts to a trust, the funds in the trust, totaling $30.0 million and $25.7 million at December 31, 2006 and 2005, respectively, are general assets of the Company and are subject to any claims of the Company’s creditors. The Company’s expense for matching contributions to this plan were approximately $1 million for 2006, 2005 and 2004.

13.     RELATED PARTY TRANSACTIONS

          At December 31, 2006, GlaxoSmithKline plc (“GSK”), the result of the merger of Glaxo Wellcome and SmithKline Beecham in December 2000, beneficially owned approximately 19% of the outstanding shares of Quest Diagnostics common stock.

          Quest Diagnostics is the primary provider of testing to support GSK’s clinical trials testing requirements worldwide (the “Clinical Trials Agreements”). Net revenues, primarily derived under the Clinical Trials Agreements were $87 million, $69 million and $74 million for 2006, 2005 and 2004, respectively.

          In addition, under the SBCL acquisition agreements, SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after tax basis, against certain matters primarily related to taxes and billing and professional liability claims.

          At December 31, 2006 and 2005, liabilities included $27 million and $28 million, respectively, due to SmithKline Beecham, primarily related to tax benefits associated with indemnifiable matters.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

14.     COMMITMENTS AND CONTINGENCIES

          Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect at December 31, 2006 are as follows:

Year ending December 31,

2007	$154,046
2008	127,787
2009	104,911
2010	76,971
2011	52,466
2012 and thereafter	139,991

Minimum lease payments	656,172
Noncancelable sub-lease income	(102)

Net minimum lease payments	$656,070

          Operating lease rental expense for 2006, 2005 and 2004 aggregated $153 million, $140 million and $133 million, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays, is recorded on a straight-line basis over the term of the lease.

          The Company is subject to contingent obligations under certain leases and other instruments incurred in connection with real estate activities and other operations associated with LabOne and certain of its predecessor companies. The contingent obligations arise out of certain land leases with two Hawaiian trusts relating to land in Waikiki upon which a hotel is built and a land lease for a parking garage in Reno, Nevada. While its title and interest to the subject leases have been transferred to third parties, the land owners have not released the original obligors, including predecessors of LabOne, from their obligations under the leases. In February 2006, the subtenant of the hotel in Waikiki filed for Chapter 11 bankruptcy protection in Honolulu. The subtenant has publicly indicated that the filing will have no impact on the operations of the hotel and therefore, the Company believes the subtenant will continue to pay the rent and real estate taxes on the subject leased property. Should the current subtenants of the leased properties fail to pay their rent and real estate taxes for the subject leased property, the default could trigger liability for LabOne as well as other sublessors. The rent payments under the Hawaiian land leases are subject to market value adjustments every ten years beginning in 2007. Given that the Hawaiian land leases are subject to market value adjustments, the total contingent obligations under such leases cannot be precisely estimated, but are likely to total several hundred million dollars. The contingent obligation of the Nevada lease is estimated to be approximately $6 million. The Company believes that the leasehold improvements on the leased properties are significantly more valuable than the related lease obligations. Based on the circumstances above, no liability has been recorded for any potential contingent obligations related to the land leases.

          The Company has certain noncancelable commitments to purchase products or services from various suppliers, mainly for telecommunications and standing orders to purchase reagents and other laboratory supplies. At December 31, 2006, the approximate total future purchase commitments are $72 million, of which $31 million are expected to be incurred in 2007.

          In support of its risk management program, the Company has standby letters of credit issued under its letter of credit lines to ensure its performance or payment to third parties, which amounted to $67 million at December 31, 2006. The letters of credit, which are renewed annually, primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

          The Company has in the past entered into several settlement agreements with various government and private payers relating to industry-wide billing and marketing practices that had been substantially discontinued. The federal or state governments may bring additional claims based on new theories as to the Company’s practices which management believes to be in compliance with law. In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers alleging inappropriate billing practices. The Company is aware

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

of certain pending lawsuits related to billing practices filed under the qui tam provisions of the False Claims Act and other federal and state statutes. These lawsuits include class action and individual claims by patients arising out of the Company’s billing practices. In addition, the Company is involved in various legal proceedings arising in the ordinary course of business. Some of the proceedings against the Company involve claims that are substantial in amount.

          During the fourth quarter of 2004, the Company and NID each received a subpoena from the United States Attorney’s Office for the Eastern District of New York. The subpoenas request a wide range of business records, including documents regarding testing and test kits related to parathyroid hormone (“PTH”) testing. The Company is cooperating with the United States Attorney’s Office. The Company has voluntarily provided information, witnesses and business records of NID and the Company, including documents related to testing and various test kits other than PTH tests, which were not requested in the initial subpoenas. During the third quarter of 2006, the government issued two additional subpoenas, one to NID and one to the Company. The subpoenas cover various records, including records related to test kits in addition to PTH. The government may issue additional subpoenas in the course of its investigation. This investigation could lead to civil and criminal damages, fines and penalties and additional liabilities from third party claims. In the second and third quarters of 2005, the FDA conducted an inspection of NID and issued a Form 483 listing the observations made by the FDA during the course of the inspection. NID responded to the Form 483. Noncompliance with the FDA regulatory requirements or failure to take adequate and timely corrective action could lead to regulatory or enforcement action against NID and/or the Company, including, but not limited to, a warning letter, injunction, fines or penalties, recommendation against award of governmental contracts and criminal prosecution. On April 19, 2006, the Company decided to discontinue the operations of NID. See Note 15 for further details.

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

          Management has established reserves in accordance with generally accepted accounting principles for the matters discussed above. Such reserves totaled less than $5 million as of December 31, 2006. Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid. However, the Company understands that there may be pending qui tam claims brought by former employees or other “whistle blowers”, or other pending claims as to which the Company has not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

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

          During the fourth quarter of 2005, NID instituted its second voluntary product hold within a six-month period, due to quality issues, which adversely impacted the operating performance of NID. As a result, the Company evaluated a number of strategic options for NID. On April 19, 2006, the Company decided to discontinue NID’s operations. During the third quarter of 2006, the Company completed its wind down of NID and classified the operations of NID as discontinued operations. The accompanying consolidated statements of operations and related disclosures have been restated to report the results of NID as discontinued operations for all periods presented. In connection with the Company’s wind-down of NID’s operations, for the year ended December 31, 2006, the Company recorded pretax charges of $32 million comprised of: $7 million related to the write-off of inventories; asset impairment charges of $6 million; employee severance costs of $6 million; contract termination costs of $6 million; $2 million related to facility closure charges; and $5 million of costs to support activities to wind-down the business, principally comprised of employee costs and professional fees.

          The ongoing government investigation and regulatory review of NID continue (see Note 14). While management does not believe that these matters will have a material adverse impact on the Company’s overall financial condition, their final resolution could be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid.

          Summarized financial information for the discontinued operations of NID is set forth below (amounts in thousands):

	2006	2005	2004

Net revenues	$3,610	$46,985	$59,615

(Loss) income from discontinued operations before income taxes	(59,169)	(39,554)	10,240
Income tax (benefit) expense	(19,898)	(12,635)	3,460

(Loss) income from discontinued operations, net of taxes	$(39,271)	$(26,919)	$6,780

          Balance sheet information related to NID was not material at December 31, 2006 or 2005.

16.	BUSINESS SEGMENT INFORMATION

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

          All other operating segments include the Company’s non-clinical laboratory testing businesses and consist of its risk assessment services business, its clinical trials testing business, its healthcare information technology business, MedPlus and its diagnostics products businesses. The Company’s risk assessment business, acquired as part of the LabOne acquisition in 2005 (see Note 3), provides underwriting support services to the life insurance industry including teleunderwriting, paramedical examinations, laboratory testing and medical record retrieval. The

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

Company’s clinical trials testing business provides clinical laboratory testing performed in connection with clinical research trials on new drugs. MedPlus is a developer and integrator of clinical connectivity and data management solutions for healthcare organizations, physicians and clinicians. The Company’s diagnostics products business manufactures and markets diagnostic test kits and systems. On April 19, 2006, the Company decided to discontinue NID’s operations and results of operations for NID have been classified as discontinued operations for all years presented (see Note 15). During the third quarter of 2006, the Company acquired Focus Diagnostics and Enterix, (see Note 3), both of which develop and market diagnostic products.

          At December 31, 2006, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

          The following table is a summary of segment information for the three years ended December 31, 2006, 2005 and 2004. Segment asset information is not presented since it is not reported to or used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, including amortization of intangible assets, are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2.

	2006		2005		2004

Net revenues:
Clinical laboratory testing business	$5,785,311		$5,247,465		$4,910,753
All other operating segments	483,348		209,261		156,233

Total net revenues	$6,268,659		$5,456,726		$5,066,986

Operating earnings (loss):
Clinical laboratory testing business	$1,236,446	(a)(b)	$1,083,395	(e)	$971,395
All other operating segments	12,693	(c)	8,594		8,642
General corporate expenses	(121,062)	(d)	(84,441)		(99,183)	(f)

Total operating income	1,128,077		1,007,548		880,854
Non-operating expenses, net	(94,804)		(57,540)		(55,968)

Income from continuing operations before income taxes	1,033,273		950,008		824,886
Income tax expense	407,581		376,812		332,471

Income from continuing operations	625,692		573,196		492,415
(Loss) income from discontinued operations, net of taxes	(39,271)	(g)	(26,919)	(g)	6,780	(g)

Net income	$586,421		$546,277		$499,195

(a)	Operating income for the year ended 2006 includes $33.7 million of stock-based compensation expense.

(b)	Operating income for the year ended 2006 includes $27 million of special charges, primarily associated with integration activities (see Note 4).

(c)	Operating income for the year ended 2006 includes $3.8 million of stock-based compensation expense.

(d)	Operating income for the year ended 2006 includes $17.9 million of stock-based compensation expense.

(e)

During 2005, the Company recorded a $6.2 million charge primarily related to forgiving amounts owed by patients and physicians, and related property damage as a result of the hurricanes in the Gulf Coast.

(f)	During 2004, the Company recorded a $10.3 million charge associated with the acceleration of certain pension obligations in connection with the succession of the Company’s prior CEO.

(g)	See Note 15.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

	2006	2005	2004

Depreciation and amortization:
Clinical laboratory testing business	$167,672	$156,920	$148,804
All other operating segments	16,375	8,441	6,919
General corporate	11,640	5,822	7,610
Discontinued operations	1,711	4,941	5,393

Total depreciation and amortization	$197,398	$176,124	$168,726

Capital expenditures:
Clinical laboratory testing business	$168,636	$204,469	$167,203
All other operating segments	17,291	13,445	3,657
General corporate	6,722	3,912	2,379
Discontinued operations	773	2,444	2,886

Total capital expenditures	$193,422	$224,270	$176,125

17.	SUBSEQUENT EVENT

          Acquisition of HemoCue

          On January 31, 2007, the Company acquired POCT Holding AB (“HemoCue”), a Sweden-based company specializing in point-of-care testing, also referred to as near patient testing, in an all-cash transaction valued at approximately $420 million, including $123 million of assumed debt of HemoCue. The transaction, which has been financed through a new credit facility, is not expected to have a material impact on the Company’s 2007 financial results.

          HemoCue is the leading international provider in near patient testing for hemoglobin, with a growing share in professional glucose and microalbumin testing. In addition, HemoCue is currently developing new tests including a near patient test to determine white blood cell counts.

          New Credit Facility

          On January 31, 2007, the Company entered into an Interim Credit Agreement (“Interim Credit Facility”) for a $450 million senior unsecured loan and borrowed $450 million to acquire HemoCue, and to pay fees, costs and expenses incurred in connection with the acquisition.

          Under the Interim Credit Facility, which matures on January 31, 2008, interest is based on certain published rates plus an applicable margin that will vary over an approximate range of 45 basis points based on changes in the Company’s public debt rating. At its option, the Company may elect to enter into LIBOR-based interest rate contracts for periods up to six months. Interest on any outstanding amounts not covered under the LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. The Interim Credit Facility is guaranteed by the Company’s domestic wholly owned operating subsidiaries. The Interim Credit Facility contains various covenants similar to those under the Credit Facility. In addition, the Interim Credit Facility provides for the mandatory pre-payment of the loan in the event of a debt or equity issuance by the Company, subject to certain limited exceptions as set forth in the Interim Credit Agreement.

18.	SUMMARIZED FINANCIAL INFORMATION

          As described in Note 10, the 2005 Senior Notes, the 2001 Senior Notes and the Debentures are fully and unconditionally guaranteed by the Subsidiary Guarantors. With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign and less than wholly owned subsidiaries. In January 2005, the Company completed its redemption of all of its outstanding Debentures. In July 2006, the Company repaid at maturity the $275 million outstanding under its Senior Notes due 2006.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Balance Sheet
December 31, 2006

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$134,598	$7,661	$7,381	$—	$149,640
Accounts receivable, net	4,380	139,934	630,100	—	774,414
Other current assets	55,213	124,104	87,647	—	266,964

Total current assets	194,191	271,699	725,128	—	1,191,018
Property, plant and equipment, net	215,224	520,184	16,949	—	752,357
Goodwill and intangible assets, net	152,903	3,365,359	66,130	—	3,584,392
Intercompany receivable (payable)	124,698	(9,576)	(115,122)	—	—
Investment in subsidiaries	3,685,481	—	—	(3,685,481)	—
Other assets	133,051	6,748	38,909	(44,993)	133,715

Total assets	$4,505,548	$4,154,414	$731,994	$(3,730,474)	$5,661,482

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$444,326	$363,074	$26,596	$—	$833,996
Short-term borrowings and current portion of long-term debt	—	16,874	300,000	—	316,874

Total current liabilities	444,326	379,948	326,596	—	1,150,870
Long-term debt	933,272	304,854	979	—	1,239,105
Other liabilities	108,779	159,199	29,351	(44,993)	252,336
Stockholders’ equity	3,019,171	3,310,413	375,068	(3,685,481)	3,019,171

Total liabilities and stockholders’ equity	$4,505,548	$4,154,414	$731,994	$(3,730,474)	$5,661,482

Condensed Consolidating Balance Sheet
December 31, 2005

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$76,941	$4,759	$10,430	$—	$92,130
Accounts receivable, net	31,611	152,314	548,982	—	732,907
Other current assets	43,932	116,099	84,429	—	244,460

Total current assets	152,484	273,172	643,841	—	1,069,497
Property, plant and equipment, net	200,438	523,907	29,318	—	753,663
Goodwill and intangible assets, net	156,314	3,142,702	45,594	—	3,344,610
Intercompany receivable (payable)	418,892	(14,091)	(404,801)	—	—
Investment in subsidiaries	3,199,319	—	—	(3,199,319)	—
Other assets	94,050	7,754	37,784	(1,243)	138,345

Total assets	$4,221,497	$3,933,444	$351,736	$(3,200,562)	$5,306,115

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$433,310	$293,705	$37,438	$—	$764,453
Short-term borrowings and current portion of long-term debt	35,306	240,553	60,980	—	336,839

Total current liabilities	468,616	534,258	98,418	—	1,101,292
Long-term debt	932,950	321,458	978	—	1,255,386
Other liabilities	56,947	107,121	23,628	(1,243)	186,453
Stockholders’ equity	2,762,984	2,970,607	228,712	(3,199,319)	2,762,984

Total liabilities and stockholders’ equity	$4,221,497	$3,933,444	$351,736	$(3,200,562)	$5,306,115

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2006

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$942,692	$4,995,640	$710,692	$(380,365)	$6,268,659

Operating costs and expenses:
Cost of services	501,942	2,958,591	235,473	—	3,696,006
Selling, general and administrative	147,862	1,020,774	264,488	(22,408)	1,410,716
Amortization of intangible assets	1,451	8,924	468	—	10,843
Royalty (income) expense	(394,693)	394,693	—	—	—
Other operating expense, net	(3,358)	24,704	1,671	—	23,017

Total operating costs and expenses	253,204	4,407,686	502,100	(22,408)	5,140,582

Operating income	689,488	587,954	208,592	(357,957)	1,128,077
Non-operating income (expense), net	(160,244)	(295,672)	3,155	357,957	(94,804)

Income from continuing operations before taxes	529,244	292,282	211,747	—	1,033,273
Income tax expense	201,426	118,441	87,714	—	407,581

Income from continuing operations	327,818	173,841	124,033	—	625,692
Loss from discontinued operations, net of taxes	—	(28,980)	(10,291)	—	(39,271)
Equity earnings from subsidiaries	258,603	—	—	(258,603)	—

Net income	$586,421	$144,861	$113,742	$(258,603)	$586,421

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2005

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$874,113	$4,319,625	$544,174	$(281,186)	$5,456,726

Operating costs and expenses:
Cost of services	491,029	2,540,063	189,621	—	3,220,713
Selling, general and administrative	102,040	879,544	254,912	(20,634)	1,215,862
Amortization of intangible assets	1,628	2,991	18	—	4,637
Royalty (income) expense	(352,743)	352,743	—	—	—
Other operating expense, net	8,288	(13)	(309)	—	7,966

Total operating costs and expenses	250,242	3,775,328	444,242	(20,634)	4,449,178

Operating income	623,871	544,297	99,932	(260,552)	1,007,548
Non-operating expenses, net	(97,718)	(219,652)	(722)	260,552	(57,540)

Income from continuing operations before taxes	526,153	324,645	99,210	—	950,008
Income tax expense	206,703	129,987	40,122	—	376,812

Income from continuing operations	319,450	194,658	59,088	—	573,196
Loss from discontinued operations, net of taxes	—	(26,437)	(482)	—	(26,919)
Equity earnings from subsidiaries	226,827	—	—	(226,827)	—

Net income	$546,277	$168,221	$58,606	$(226,827)	$546,277

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2004

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$822,020	$3,994,982	$500,511	$(250,527)	$5,066,986

Operating costs and expenses:
Cost of services	460,768	2,335,662	173,344	—	2,969,774
Selling, general and administrative	108,401	863,505	246,953	(19,100)	1,199,759
Amortization of intangible assets	1,399	4,944	35	—	6,378
Royalty (income) expense	(330,751)	330,751	—	—	—
Other operating expense (income), net	9,883	9	329	—	10,221

Total operating costs and expenses	249,700	3,534,871	420,661	(19,100)	4,186,132

Operating income	572,320	460,111	79,850	(231,427)	880,854
Non-operating expenses, net	(70,821)	(212,659)	(3,915)	231,427	(55,968)

Income from continuing operations before taxes	501,499	247,452	75,935	—	824,886
Income tax expense	204,280	98,736	29,455	—	332,471

Income from continuing operations	297,219	148,716	46,480	—	492,415
Income from discontinued operations, net of taxes	—	4,386	2,394	—	6,780
Equity earnings from subsidiaries	201,976	—	—	(201,976)	—

Net income	$499,195	$153,102	$48,874	$(201,976)	$499,195

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2006

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$586,421	$144,861	$113,742	$(258,603)	$586,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,674	140,103	10,621	—	197,398
Provision for doubtful accounts	5,934	51,258	186,251	—	243,443
Provision for restructuring and other special charges	—	47,868	7,920	—	55,788
Other, net	(316,207)	55,233	22,948	258,603	20,577
Changes in operating assets and liabilities	200,269	(129,327)	(222,673)	—	(151,731)

Net cash provided by operating activities	523,091	309,996	118,809	—	951,896
Net cash used in investing activities	(13,177)	(120,444)	(9,748)	(271,033)	(414,402)
Net cash used in financing activities	(452,257)	(186,650)	(112,110)	271,033	(479,984)

Net change in cash and cash equivalents	57,657	2,902	(3,049)	—	57,510
Cash and cash equivalents, beginning of year	76,941	4,759	10,430	—	92,130

Cash and cash equivalents, end of year	$134,598	$7,661	$7,381	$—	$149,640

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2005

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$546,277	$168,221	$58,606	$(226,827)	$546,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,943	113,506	10,675	—	176,124
Provision for doubtful accounts	5,659	43,669	184,300	—	233,628
Other, net	(203,458)	33,809	20,511	226,827	77,689
Changes in operating assets and liabilities	174,884	(214,707)	(142,312)	—	(182,135)

Net cash provided by operating activities	575,305	144,498	131,780	—	851,583
Net cash used in investing activities	(1,020,236)	(176,202)	(15,243)	131,888	(1,079,793)
Net cash provided by (used in) financing activities	465,448	30,405	(116,927)	(131,888)	247,038

Net change in cash and cash equivalents	20,517	(1,299)	(390)	—	18,828
Cash and cash equivalents, beginning of year	56,424	6,058	10,820	—	73,302

Cash and cash equivalents, end of year	$76,941	$4,759	$10,430	$—	$92,130

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2004

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$499,195	$153,102	$48,874	$(201,976)	$499,195
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	56,399	101,856	10,471	—	168,726
Provision for doubtful accounts	4,940	43,638	177,732	—	226,310
Other, net	(71,374)	1,754	16,847	201,976	149,203
Changes in operating assets and liabilities	163,057	(118,129)	(289,582)	—	(244,654)

Net cash provided by (used in) operating activities	652,217	182,221	(35,658)	—	798,780
Net cash used in investing activities	(150,826)	(105,597)	(7,841)	90,564	(173,700)
Net cash provided by (used in) financing activities	(586,555)	(72,557)	42,940	(90,564)	(706,736)

Net change in cash and cash equivalents	(85,164)	4,067	(559)	—	(81,656)
Cash and cash equivalents, beginning of year	141,588	1,991	11,379	—	154,958

Cash and cash equivalents, end of year	$56,424	$6,058	$10,820	$—	$73,302

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
(in thousands, except per share data)
Quarterly Operating Results (unaudited)

2006	First Quarter (i)		Second Quarter (i)		Third Quarter		Fourth Quarter		Total Year

Net revenue from continuing operations	$1,553,105		$1,583,082		$1,583,202		$1,549,270		$6,268,659
Gross profit from continuing operations	636,945		656,385		649,467		629,856		2,572,653

Net income from continuing operations	$154,604		$155,960		$163,853		$151,275		$625,692
Net (loss) from discontinued operations	(9,967)		(23,984)		(3,331)		(1,989)		(39,271)

Net income	$144,637	(a)	$131,976	(b)	$160,522	(c)	$149,286	(d)	$586,421

Earnings per common share - basic
Income from continuing operations	$0.78		$0.79		$0.83		$0.78		$3.18
(Loss) from discontinued operations	(0.05)		(0.12)		(0.02)		(0.01)		(0.20)

Net income	$0.73		$0.67		$0.81		$0.77		$2.98

Earnings per common share - dilutive
Income from continuing operations	$0.77		$0.78		$0.82		$0.77		$3.14
(Loss) from discontinued operations	(0.05)		(0.12)		(0.02)		(0.01)		(0.20)

Net income	$0.72		$0.66		$0.80		$0.76		$2.94

2005(e) (i)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Total Year

Net revenue from continuing operations	$1,304,596		$1,363,717		$1,361,116		$1,427,297		$5,456,726
Gross profit from continuing operations	532,115		571,145		562,042		570,711		2,236,013

Net income from continuing operations	$131,821		$152,427		$139,834		$149,114		$573,196
Net (loss) from discontinued operations	(210)		(3,338)		(4,586)		(18,785)		(26,919)

Net income	$131,611		$149,089		$135,248	(f)	$130,329	(g)	$546,277

Earnings per common share - basic
Income from continuing operations	$0.65		$0.76		$0.69		$0.74		$2.84
(Loss) from discontinued operations	—		(0.02)		(0.02)		(0.09)		(0.13)

Net income	$0.65	(h)	$0.74		$0.67		$0.65		$2.71

Earnings per common share - dilutive
Income from continuing operations	$0.64		$0.74		$0.68		$0.73		$2.79
(Loss) from discontinued operations	—		(0.02)		(0.02)		(0.09)		(0.13)

Net income	$0.64	(h)	$0.72		$0.66		$0.64		$2.66

(a)

In the first quarter of 2006, the Company recorded $19.4 million of stock-based compensation expense in accordance with SFAS123R, $21 million in charges as a result of finalizing its plan of integration of LabOne, Inc., $4.1 million in charges related to consolidating operations in California into a new facility and a $15.8 million gain on an investment.

(b)

In the second quarter of 2006, the Company recorded $20 million of stock-based compensation expense in accordance with SFAS 123R, $28 million in charges as a result of discontinuing NID’s operations, and a $12.3 million charge associated with the write-down of an investment.

(c)

In the third quarter of 2006, the Company recorded $13.5 million of stock-based compensation expense in accordance with SFAS123R, an additional $2.7 million in charges as a result of discontinuing NID’s operations and a $4.0 million charge associated with the write-down of an investment.

(d)

In the fourth quarter of 2006, the Company recorded $2.5 million of stock-based compensation expense in accordance with SFAS 123R, an additional $1.0 million in charges as a result of discontinuing NID’s operations and a $10.0 million charge associated with the write-down of an investment. During the fourth quarter of 2006, the Company revised its estimate of the number of the performance share units expected to be earned at the end of the performance periods as a result of revising its estimates of projected performance and reduced stock-based compensation expense associated with performance share units by approximately $8 million.

(e)

On November 1, 2005, Quest Diagnostics completed the acquisition of LabOne. The quarterly operating results include the results of operations of LabOne subsequent to the closing of the acquisition (see Note 3).

(f)

During the third quarter of 2005, the Company recorded a $6.2 million charge primarily related to forgiveness of amounts owed by patients and physicians, and related property damage as a result of hurricanes in the Gulf Coast. In addition, the Company recorded a $7.1 million charge associated with the write-down of an investment.

(g)	During the fourth quarter of 2005, the Company recorded a $16 million charge to write-off certain assets in connection with a product hold at NID.

(h)	Previously reported basic and diluted earnings per share have been restated to give retroactive effect of the Company’s two-for-one stock split effected on June 20, 2005.

(i)

During the third quarter of 2006, the Company completed its wind down of NID and classified the operations of NID as discontinued operations. Previously reported results of operations have been restated to report the results of NID as discontinued operations.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
(in thousands)

	Balance at 1-1-06	Provision for Doubtful Accounts	Net Deductions and Other (a)	Balance at 12-31-06

Year ended December 31, 2006 Doubtful accounts and allowances	$193,754	$243,443	$232,111	$205,086

	Balance at 1-1-05	Provision for Doubtful Accounts	Net Deductions and Other (a)	Balance at 12-31-05

Year ended December 31, 2005 Doubtful accounts and allowances	$202,857	$233,628	$242,731	$193,754

	Balance at 1-1-04	Provision for Doubtful Accounts	Net Deductions and Other (a)	Balance at 12-31-04

Year ended December 31, 2004 Doubtful accounts and allowances	$211,739	$226,310	$235,192	$202,857

(a)	“Net Deductions and Other” primarily represent accounts written-off, net of recoveries.