Form 10-Q
period 2007-03-31
QUEST DIAGNOSTICS INC
filed 2007-04-30
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
Commission file number 001-12215

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
Large accelerated filer    X       Accelerated filer              Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes             No    X

As of April 20, 2007, there were 192,691,402 outstanding shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
		Page
	Index to consolidated financial statements filed as part of this report:

	Consolidated Statements of Operations for the
	Three Months Ended March 31, 2007 and 2006	2

	Consolidated Balance Sheets as of
	March 31, 2007 and December 31, 2006	3

	Consolidated Statements of Cash Flows for the
	Three Months Ended March 31, 2007 and 2006	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations

	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	See Item 2. “Management’s Discussion and Analysis of Financial Condition	28
	and Results of Operations”

Item 4.	Controls and Procedures

	Controls and Procedures	28

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006

Net revenues	$1,526,208	$1,553,105

Operating costs and expenses:
Cost of services	931,785	916,160
Selling, general and administrative	384,793	348,514
Amortization of intangible assets	4,460	2,338
Other operating expense, net	4,300	27,375
Total operating costs and expenses	1,325,338	1,294,387

Operating income	200,870	258,718

Other income (expense):
Interest expense, net	(26,527)	(23,493)
Minority share of income	(6,130)	(5,408)
Equity earnings in unconsolidated joint ventures	6,904	8,012
Other income, net	2,008	17,440
Total non-operating expenses, net	(23,745)	(3,449)

Income from continuing operations before taxes	177,125	255,269
Income tax expense	69,610	100,666
Income from continuing operations	107,515	154,603
Loss from discontinued operations, net of taxes	(1,622)	(9,967)
Net income	$105,893	$144,636

Earnings per common share - basic:
Income from continuing operations	$0.56	$0.78
Loss from discontinued operations	(0.01)	(0.05)
Net income	$0.55	$0.73

Earnings per common share - diluted:
Income from continuing operations	$0.55	$0.77
Loss from discontinued operations	(0.01)	(0.05)
Net income	$0.54	$0.72

Weighted average common shares outstanding:
Basic	193,379	198,395
Diluted	195,263	201,034

Dividends per common share	$0.10	$0.10

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007 AND DECEMBER 31, 2006
(unaudited)
(in thousands, except per share data)

	March 31,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$158,397	$149,640
Accounts receivable, net of allowance for doubtful accounts of $208,521
and $205,086 at March 31, 2007 and December 31, 2006, respectively	810,576	774,414
Inventories	87,717	78,564
Deferred income taxes	107,501	120,540
Prepaid expenses and other current assets	82,758	67,860
Total current assets	1,246,949	1,191,018
Property, plant and equipment, net	760,857	752,357
Goodwill, net	3,724,768	3,391,046
Intangible assets, net	312,037	193,346
Other assets	141,931	133,715
Total assets	$6,186,542	$5,661,482

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$800,698	$833,996
Short-term borrowings and current portion of long-term debt	767,041	316,874
Total current liabilities	1,567,739	1,150,870
Long-term debt	1,238,265	1,239,105
Other liabilities	351,306	252,336
Stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both March 31, 2007 and December 31, 2006; 213,743 and 213,755
issued at March 31, 2007 and December 31, 2006, respectively	2,137	2,138
Additional paid-in capital	2,183,699	2,185,073
Retained earnings	1,881,749	1,800,255
Accumulated other comprehensive income (loss)	593	(65)
Treasury stock, at cost; 21,165 and 19,806 shares at March 31, 2007 and
December 31, 2006, respectively	(1,038,946)	(968,230)
Total stockholders’ equity	3,029,232	3,019,171
Total liabilities and stockholders’ equity	$6,186,542	$5,661,482

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$105,893	$144,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,335	49,060
Provision for doubtful accounts	67,508	63,423
Stock-based compensation expense	16,084	19,379
Provision for restructuring and other special charges	-	24,841
Deferred income tax benefit	(8,758)	(11,633)
Minority share of income	6,130	5,408
Excess tax benefits from stock-based compensation arrangements	(4,201)	(12,744)
Other, net	1,348	(17,591)
Changes in operating assets and liabilities:
Accounts receivable	(94,031)	(106,239)
Accounts payable and accrued expenses	(45,398)	(1,916)
Integration, settlement and other special charges	(2,143)	(35)
Income taxes payable	67,895	98,882
Other assets and liabilities, net	(9,109)	(14,812)
Net cash provided by operating activities	151,553	240,659

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(306,627)	-
Capital expenditures	(40,126)	(42,186)
Proceeds from disposition of assets	1,925	3
(Increase) decrease in investments and other assets	(1,119)	14,192
Net cash used in investing activities	(345,947)	(27,991)

Cash flows from financing activities:
Proceeds from borrowings	450,000	-
Repayments of debt	(128,343)	(60,044)
Purchases of treasury stock	(105,000)	(103,977)
Dividends paid	(19,401)	(17,877)
Exercise of stock options	17,552	38,798
Excess tax benefits from stock-based compensation arrangements	4,201	12,744
Decrease in book overdrafts	(10,158)	(14,336)
Distributions to minority partners	(4,743)	(3,130)
Financing costs paid	(957)	(515)
Net cash provided by (used in) financing activities	203,151	(148,337)

Net change in cash and cash equivalents	8,757	64,331

Cash and cash equivalents, beginning of period	149,640	92,130

Cash and cash equivalents, end of period	$158,397	$156,461

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

          Basis of Presentation

          The interim consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2006 Annual Report on Form 10-K.

          During the third quarter of 2006, the Company completed its wind down of NID, a test kit manufacturing subsidiary, and classified the operations of NID as discontinued operations. The accompanying consolidated statements of operations and related disclosures have been prepared to report the results of NID as discontinued operations for all periods presented. See Note 9 for a further discussion of discontinued operations.

          Earnings Per Share

          Basic earnings per common share is calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted average common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the dilutive effect of outstanding stock options, performance share units and restricted common shares granted under the Company’s Amended and Restated Employee Long-Term Incentive Plan and its Amended and Restated Director Long-Term Incentive Plan.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006

Income from continuing operations	$107,515	$154,603
Loss from discontinued operations	(1,622)	(9,967)
Net income available to common stockholders – basic and diluted	$105,893	$144,636

Weighted average common shares outstanding – basic	193,379	198,395

Effect of dilutive securities:
Stock options, restricted common shares and performance share
units	1,884	2,639
Weighted average common shares outstanding – diluted	195,263	201,034

Earnings per common share – basic:
Income from continuing operations	$0.56	$0.78
Loss from discontinued operations	(0.01)	(0.05)
Net income	$0.55	$0.73

Earnings per common share – diluted:
Income from continuing operations	$0.55	$0.77
Loss from discontinued operations	(0.01)	(0.05)
Net income	$0.54	$0.72

          Foreign Currency

          The Company predominately uses the U.S. dollar as its functional currency. Assets and liabilities denominated in non-U.S. dollars are translated into U.S. dollars at current exchange rates. Income and expense items are translated at average exchange rates prevailing during each period. The translation adjustments are recorded as a component of accumulated other comprehensive income within stockholders’ equity. Gains and losses from foreign currency transactions are included within “other operating expense, net” in the consolidated statements of operations. Transactions gains and losses have not been material.

          Income Taxes

          On January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes.” FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company has identified and categorized its tax positions and these positions have been evaluated and assessed for recognition and measurement under the guidelines of FIN 48. The adoption of FIN 48 resulted in an increase to the Company’s contingent tax liability reserves of $30 million with corresponding charges to retained earnings, goodwill and additional paid-in capital. The contingent liabilities for tax positions under FIN 48 primarily relate to uncertainties associated with the realization of tax benefits derived from certain state net operating loss carry forwards, the allocation of income and expense among state jurisdictions, the characterization and timing of certain tax deductions associated with business combinations and employee compensation, and income and expenses associated with certain intercompany licensing arrangements. As of January 1, 2007, the amount of unrecognized tax benefits was $92 million which, if recognized, $46 million would affect the effective tax rate.

          The recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Changes in estimates may create volatility in the Company’s effective tax rate in future periods due to settlements with various tax authorities (either favorable or unfavorable), the expiration of the statute of

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates.

          Accruals for interest expense on contingent tax liabilities are classified in income tax expense in the consolidated statement of operations. Accruals for penalties have historically been immaterial. The total amount of interest charged to earnings for the three months ended March 31, 2007 was $1.4 million. As of March 31, 2007 the Company has approximately $17 million accrued, net of the benefit of a federal and state deduction, for the payment of interest on uncertain tax positions.

          After reaching an agreement at the appeals level of the Internal Revenue Service (“IRS”), the Company settled the 2000 and 2001 tax year audits in April 2007. The IRS has recently completed their examination of the 2002 and 2003 income tax returns. The Company is in the process of preparing protests for several of the 2002 and 2003 proposed tax adjustments and anticipates that the appeals process will be completed in 2008. At this time, the Company does not believe that there will be any material additional payments beyond its recorded contingent liability reserves that may be required as a result of the 2002 and 2003 IRS tax audits.

          In the regular course of business, various state and local tax authorities conduct examinations of the Company’s state and local income tax filings. Currently, the states of New Jersey, Massachusetts, Michigan, and Virginia are conducting audits for various years between 2000 and 2004. The Company currently does not expect any significant adjustments beyond its recorded contingent tax liability reserves as a result of these tax examinations.

2.      BUSINESS ACQUISITIONS

          2007 Acquisition

          Acquisition of HemoCue

          On January 31, 2007, the Company completed its acquisition of POCT Holding AB (“HemoCue”), a Sweden-based company specializing in point-of-care testing, also referred to as near patient testing, in an all-cash transaction valued at approximately $450 million, including $113 million of assumed debt. HemoCue is the leading international provider in near patient testing for hemoglobin, with a growing share in professional glucose and microalbumin testing. In addition, HemoCue is currently developing new tests including a near patient test to determine white blood cell counts.

          In conjunction with the acquisition of HemoCue, the Company repaid approximately $113 million of debt, representing substantially all of HemoCue’s existing outstanding debt as of January 31, 2007.

          The Company financed the aggregate purchase price of $342 million, which includes transaction costs of approximately $5 million of which $2 million was paid in 2006, and the repayment of substantially all of HemoCue’s outstanding debt with the proceeds from a new $450 million term loan (see Note 5) and cash on-hand.

           The acquisition of HemoCue was accounted for under the purchase method of accounting. As such, the cost to acquire HemoCue was allocated to the respective assets and liabilities acquired based on their estimated fair values as of the closing date. A preliminary allocation of the cost to acquire HemoCue has been made to certain assets and liabilities of HemoCue based on preliminary estimates. The Company is continuing to assess the estimated fair values of the assets and liabilities acquired, including acquired intangible assets. The consolidated financial statements include the results of operations of HemoCue subsequent to the closing of the acquisition.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The following table summarizes the Company’s preliminary purchase price allocation of the cost to acquire HemoCue:

Estimated
Fair Values
as of
January 31,
2007
Current assets	$57,719
Property, plant and equipment	24,973
Intangible assets	127,489
Goodwill	319,709
Other assets	72
Total assets acquired	529,962

Current liabilities	20,086
Long-term liabilities	40,593
Long-term debt	127,619
Total liabilities assumed	188,298

Net assets acquired	$341,664

          The acquired amortizable intangibles are being amortized over their estimated useful lives as follows:

		Weighted average
		useful life
License agreement	$ 50,249	10 years
Customer relationships	39,481	20 years
Technology	15,075	8 years

          In addition to the amortizable intangibles noted above, $18.7 million was allocated to tradenames, which is not subject to amortization, and $4.0 million was allocated to in-process research and development (“IPR&D”). The IPR&D was expensed in the Company’s results of operations for the quarter ended March 31, 2007, in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, and is included in other “operating expense, net” within the consolidated statements of operations.

          Supplemental pro forma combined financial information has not been presented as the acquisition is not material to the Company’s consolidated results of operations.

          2006 Acquisitions

          Acquisition of Focus Diagnostics

          On July 3, 2006, the Company acquired Focus Diagnostics Technologies Holding Company (“Focus Diagnostics”) in an all-cash transaction valued at $208 million, including approximately $3 million of assumed debt. Focus Diagnostics is a leading provider of infectious and immunologic disease testing and develops and markets diagnostic products. It offers its reference testing services and diagnostic products to large academic medical centers, hospitals and commercial laboratories. The Company financed the aggregate purchase price of $205 million, which includes $0.5 million of related transaction costs, and the repayment of substantially all of Focus Diagnostics’ outstanding debt with $135 million of borrowings under its secured receivables credit facility and with cash on hand.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Of the aggregate purchase price of $205 million, $142 million was allocated to goodwill, $33 million was allocated to customer relationships that are being amortized over 10-15 years and $9.1 million was allocated to tradenames that are not subject to amortization. Substantially all of the goodwill is not expected to be deductible for tax purposes.

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

3.      INTEGRATION ACTIVITIES

          During the first quarter of 2006, the Company finalized its plan related to the integration of LabOne, Inc. (“LabOne”). The plan focuses on rationalizing the Company’s testing capacity, infrastructure and support services in markets which are served by both LabOne and Quest Diagnostics.

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

          As of March 31, 2007, accruals related to the LabOne integration plan totaled $21 million. While the majority of the accrued integration costs are expected to be paid in the remainder of 2007, there are certain severance costs that have payment terms extending into 2008.

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

4.      GOODWILL AND INTANGIBLE ASSETS

          Goodwill at March 31, 2007 and December 31, 2006 consisted of the following:

	March 31,	December 31,
	2007	2006

Goodwill	$3,905,957	$3,572,238
Less: accumulated amortization	(181,189)	(181,192)
Goodwill, net	$3,724,768	$3,391,046

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The changes in the gross carrying amount of goodwill for the three month period ended March 31, 2007 and for the year ended December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006

Balance at beginning of period	$3,572,238	$3,385,280
Goodwill acquired during the period	319,780	196,222
Other	13,939	(9,264)
Balance at end of period	$3,905,957	$3,572,238

          For the three months ended March 31, 2007, the increase in goodwill was primarily related to the acquisition of HemoCue and the impact on goodwill as a result of the adoption of FIN 48. (See Notes 1 and 2 for further discussions.)

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

          Intangible assets at March 31, 2007 and December 31, 2006 consisted of the following:

	Weighted
	Average
	Amortization
	Period	March 31, 2007			December 31, 2006

			Accumulated			Accumulated
		Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Customer-related
intangibles	19 years	$246,263	$(50,857)	$195,406	$206,880	$(48,010)	$158,870
Non-compete
agreements	5 years	47,169	(45,393)	1,776	47,165	(45,261)	1,904
Other	10 years	80,523	(4,983)	75,540	15,372	(3,500)	11,872
Total	16 years	373,955	(101,233)	272,722	269,417	(96,771)	172,646

Intangible assets not subject
to amortization:
Tradenames		39,315	-	39,315	20,700	-	20,700

Total intangible assets		$413,270	$(101,233)	$312,037	$290,117	$(96,771)	$193,346

          Amortization expense related to intangible assets was $4.5 million and $2.3 million for the three months ended March 31, 2007 and 2006, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2007 is as follows:

Fiscal Year Ending
December 31,

Remainder of 2007	$15,723
2008	20,718
2009	20,304
2010	20,047
2011	19,841
2012	19,595
Thereafter	156,494
Total	$272,722

5.      DEBT

          On January 31, 2007, the Company entered into a new term loan and borrowed $450 million to finance the acquisition of HemoCue and to repay substantially all of HemoCue’s outstanding debt. Under the new term loan, which matures on January 31, 2008 (the “term loan due January 2008”), interest is based on certain published rates plus an applicable margin that will vary over an approximate range of 45 basis points based on changes in the Company’s public debt rating. At its option, the Company may elect to enter into LIBOR-based interest rate contracts for periods up to six months. Interest on any outstanding amounts not covered under the LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. The new term loan is guaranteed by certain of the Company’s domestic wholly owned operating subsidiaries. The new term loan contains various covenants, which are the same covenants to which the Company is already subject to under its existing senior unsecured revolving credit facility. In addition, the new term loan provides for the mandatory pre-payment of the loan in the event of a debt or equity issuance by the Company, subject to certain limited exceptions as set forth in the new term loan.

          A description of the Company’s other indebtedness and related debt service requirements is contained in Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

6.      COMMITMENTS AND CONTINGENCIES

          In support of its risk management program, the Company has standby letters of credit issued under its letter of credit lines to ensure its performance or payment to third parties, which amounted to $67 million at March 31, 2007. The letters of credit, which are renewed annually, primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The Company is involved in various legal proceedings. Some of the proceedings against the Company involve claims that are substantial in amount.

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

          The Company has in the past entered into several settlement agreements with various government and private payers relating to industry-wide billing and marketing practices that had been substantially discontinued. The federal or state governments may bring additional claims based on new theories as to the Company’s practices which management believes to be in compliance with law. In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers alleging inappropriate billing practices. The Company is aware of certain pending lawsuits and has received several subpoenas related to billing practices. These lawsuits include class action and individual claims by patients arising out of the Company’s billing practices.

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

          Management has established reserves in accordance with generally accepted accounting principles for the matters discussed above. Such reserves totaled less than $5 million as of March 31, 2007. Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid. However, there may be pending qui tam claims brought by former employees or other “whistle blowers”, or other pending claims as to which the Company has not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

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

7.         STOCKHOLDERS’ EQUITY

          Changes in stockholders’ equity for the three months ended March 31, 2007 were as follows:

					Accumulated
	Shares of				Other
	Common		Additional		Compre-	Treasury	Compre-
	Stock	Common	Paid-In	Retained	hensive	Stock,	hensive
	Outstanding	Stock	Capital	Earnings	Income (Loss)	at Cost	Income
Balance,
December 31, 2006	193,949	$2,138	$2,185,073	$1,800,255	$(65)	$(968,230)
Net income				105,893			$105,893
Other comprehensive
income					658		658
Comprehensive income							$106,551
Dividends declared				(19,253)
Issuance of common stock
under benefit plans	115		(526)			5,786
Stock-based compensation
expense			16,084
Exercise of stock options	582		(10,946)			28,498
Shares to cover employee
payroll tax withholdings
on stock issued under
benefit plans	(8)	(1)	(427)
Tax benefits associated
with stock-based
compensation plans			4,882
Purchases of treasury stock	(2,060)					(105,000)
Adjustments upon
adoption of FASB
Interpretation No. 48			(10,441)	(5,146)
Balance,
March 31, 2007	192,578	$2,137	$2,183,699	$1,881,749	$593	$(1,038,946)

          For the three months ended March 31, 2007, the Company repurchased 2.1 million shares of its common stock at an average price of $50.98 per share for $105 million. For the three months ended March 31, 2007, the Company reissued 0.7 million shares for employee benefit plans. Since the inception of the share repurchase program in May 2003 through March 31, 2007, the Company has repurchased 43.4 million shares of its common stock at an average price of $45.18 for approximately $2 billion. At March 31, 2007, $145 million of the share repurchase authorizations remained available.

          During each of the quarters of 2007 and 2006, the Company’s Board of Directors has declared a quarterly cash dividend of $0.10 per common share.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Changes in stockholders’ equity for the three months ended March 31, 2006 were as follows:

						Accumulated
	Shares of					Other
	Common		Additional		Unearned	Compre-	Treasury	Compre-
	Stock	Common	Paid-In	Retained	Compen-	hensive	Stock, at	hensive
	Outstanding	Stock	Capital	Earnings	sation	Income (loss)	Cost	Income
Balance,
December 31, 2005	198,455	$2,137	$2,175,533	$1,292,510	$(3,321)	$(6,205)	$(697,670)
Net income				144,636				$144,636
Other comprehensive income						1,931		1,931
Comprehensive income								$146,567
Dividends declared				(19,817)
Reclassification upon adoption
of SFAS123R			(3,321)		3,321
Issuance of common stock
under benefit plans	185		(522)				8,492
Stock-based compensation
expense			19,379
Exercise of stock options	1,446		(27,930)				66,728
Shares to cover employee
payroll tax withholdings on
stock issued under benefit
plans	(9)		(497)
Tax benefits associated with
stock-based compensation
plans			13,889
Purchases of treasury stock	(1,998)						(103,977)
Balance,
March 31, 2006	198,079	$2,137	$2,176,531	$1,417,329	$-	$(4,274)	$(726,427)

          For the three months ended March 31, 2006, the Company repurchased 2.0 million shares of its common stock at an average price of $52.05 per share for $104 million. For the three months ended March 31, 2006, the Company reissued 1.6 million shares for employee benefit plans.

8.         SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended
	March 31,
	2007	2006

Depreciation expense	$45,875	$45,584

Interest expense	(28,090)	(24,487)
Interest income	1,563	994
Interest expense, net	(26,527)	(23,493)

Interest paid	20,274	21,896
Income taxes paid	9,251	8,613

Business acquired:
Fair value of assets assumed	$529,962	$-
Fair value of liabilities assumed	188,298	-

          Other income, net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the three months ended March 31, 2006, “other income, net” included a $15.8 million gain on the sale of an investment.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

9.         DISCONTINUED OPERATIONS

          During the fourth quarter of 2005, NID instituted its second voluntary product hold within a six-month period, due to quality issues, which adversely impacted the operating performance of NID. As a result, the Company evaluated a number of strategic options for NID. On April 19, 2006, the Company decided to discontinue NID’s operations. During the third quarter of 2006, the Company completed its wind down of NID and classified the operations of NID as discontinued operations. Results of operations for NID have been reported as discontinued operations in the accompanying consolidated statement of operations and related disclosures for all periods presented.

          The government investigation of NID continues (see Note 6). While management does not believe that these matters will have a material adverse impact on the Company’s overall financial condition, their final resolution could be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid.

          Summarized financial information for the discontinued operations of NID is set forth below:

	Three Months Ended
	March 31,
	2007	2006

Net revenues	$-	$2,303

Loss from discontinued operations before income
taxes	(2,654)	(14,208)
Income tax benefit	(1,032)	(4,241)
Loss from discontinued operations, net of taxes	$(1,622)	$(9,967)

          Balance sheet information related to NID was not material at March 31, 2007 and December 31, 2006.

10.        BUSINESS SEGMENT INFORMATION

          Clinical laboratory testing is an essential element in the delivery of healthcare services. Physicians use laboratory tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical laboratory testing is generally categorized as clinical testing and anatomic pathology testing. Clinical testing is performed on body fluids, such as blood and urine. Anatomic pathology testing is performed on tissues, including biopsies, and other samples, such as human cells. Customers of the clinical laboratory testing business include patients, physicians, hospitals, employers, governmental institutions and other commercial clinical laboratories. The clinical laboratory testing business accounted for greater than 90% of net revenues from continuing operations in 2007 and 2006.

          All other operating segments include the Company’s non-clinical laboratory testing businesses and consist of its risk assessment services business, its clinical trials testing business, its healthcare information technology business, MedPlus, and its diagnostics products businesses. The Company’s risk assessment business, acquired as part of the LabOne acquisition in 2005, provides underwriting support services to the life insurance industry including teleunderwriting, paramedical examinations, laboratory testing and medical record retrieval. The Company’s clinical trials testing business provides clinical laboratory testing performed in connection with clinical research trials on new drugs. MedPlus is a developer and integrator of clinical connectivity and data management solutions for healthcare organizations, physicians and clinicians. The Company’s diagnostics products business manufactures and markets diagnostic test kits and systems. On April 19, 2006, the Company decided to discontinue NID’s operations and results of operations for NID have been classified as discontinued operations for all periods presented (see Note 9). During the third quarter of 2006, the Company acquired Focus Diagnostics and Enterix, and in the first quarter of 2007, it acquired HemoCue (see Note 2). Enterix and HemoCue are included in the Company’s other operating segments. The majority of Focus Diagnostics’ operations are included in the Company’s clinical laboratory testing business, with the remainder in other operating segments.

          At March 31, 2007, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

          The following table is a summary of segment information for the three months ended March 31, 2007 and 2006. Segment asset information is not presented since it is not reported to or used by the chief operating decision maker at the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses. General management and administrative corporate expenses, including amortization of intangible assets, are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statements contained in the Company’s 2006 Annual Report on Form 10-K and Note 1 to the interim consolidated financial statements.

	Three Months Ended
	March 31,
	2007		2006
Net revenues:
Clinical laboratory testing business	$1,391,274		$1,437,487
All other operating segments	134,934		115,618
Total net revenues	$1,526,208		$1,553,105

Operating earnings (loss):
Clinical laboratory testing business	$236,100	(a)	$284,560	(b)
All other operating segments	(2,480)	(c)	2,838
General corporate expenses	(32,750)		(28,680)
Total operating income	200,870		258,718
Non-operating expenses, net	(23,745)		(3,449)
Income from continuing operations
before income taxes	177,125		255,269
Income tax expense	69,610		100,666
Income from continuing operations	107,515		154,603
Loss from discontinued operations, net
of taxes	(1,622)		(9,967)
Net income	$105,893		$144,636

(a)	During the three months ended March 31, 2007, operating income included $9.9 million of charges, associated with workforce reductions in response to reduced volume levels.

(b)	During the three months ended March 31, 2006, operating income included $26.8 million of special charges, primarily associated with integration activities (See Note 3).

(c)

During the three months ended March 31, 2007, operating income included a $4.0 million charge related to the expensing of in-process research and development associated with the acquisition of HemoCue (See Note 2) and a $0.8 million charge, associated with workforce reductions in response to reduced volume levels.

11.        SUBSEQUENT EVENT

          On April 16, 2007, the Company signed a definitive agreement to acquire AmeriPath, Inc., (“AmeriPath”), in an all-cash transaction valued at approximately $2 billion, including approximately $770 million of debt at closing. AmeriPath is a leading provider of dermatopathology, anatomic pathology and esoteric testing with annualized revenues in excess of $800 million.

          The transaction is expected to be completed during the second quarter of 2007 and is subject to the satisfaction of customary conditions, including regulatory clearance. The Company intends to finance the purchase price and the repayment of AmeriPath’s existing debt and the amounts outstanding under the term loan due January 2008, with the proceeds of a new $1 billion one-year bridge loan and a new five-year $1.5 billion term loan, both committed to be underwritten by Morgan Stanley. The bridge loan is expected to be refinanced shortly after the closing. In addition, Morgan Stanley will underwrite a $750 million revolving credit facility which will replace the Company’s existing revolving credit facility. The acquisition will be accounted for under the purchase method of accounting.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

12.        SUMMARIZED FINANCIAL INFORMATION

          The Company’s 5.125% senior notes due 2010, 5.45% senior notes due 2015 and 7½% senior notes due 2011 are fully and unconditionally guaranteed by the Company’s wholly owned subsidiaries that have operations in the United States (the “Subsidiary Guarantors”). With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign subsidiaries and less than wholly owned subsidiaries.

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

          The following condensed consolidating financial data illustrates the composition of the combined guarantors. Investments in subsidiaries are accounted for by the parent using the equity method for purposes of the supplemental consolidating presentation. Earnings (losses) of subsidiaries are therefore reflected in the parent’s investment accounts and earnings. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Focus Diagnostics and HemoCue have been included in the accompanying condensed consolidating financial data, subsequent to the closing of the acquisitions, as Subsidiary Guarantors.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2007

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$211,883	$1,222,323	$170,885	$(78,883)	$1,526,208

Operating costs and expenses:
Cost of services	123,434	748,039	60,312	-	931,785
Selling, general and administrative	52,580	254,328	83,654	(5,769)	384,793
Amortization of intangible assets	85	2,553	1,822	-	4,460
Royalty (income) expense	(95,137)	95,137	-	-	-
Other operating (income) expense, net	(7)	6	4,301	-	4,300
Total operating costs and expenses	80,955	1,100,063	150,089	(5,769)	1,325,338
Operating income	130,928	122,260	20,796	(73,114)	200,870
Non-operating expenses, net	(28,337)	(66,135)	(2,387)	73,114	(23,745)
Income from continuing operations before taxes	102,591	56,125	18,409	-	177,125
Income tax expense	38,958	22,613	8,039	-	69,610
Income from continuing operations	63,633	33,512	10,370	-	107,515
Loss from discontinued operations, net of taxes	-	(1,520)	(102)	-	(1,622)
Equity earnings from subsidiaries	42,260	-	-	(42,260)	-
Net income	$105,893	$31,992	$10,268	$(42,260)	$105,893

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2006

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$231,006	$1,243,094	$165,605	$(86,600)	$1,553,105

Operating costs and expenses:
Cost of services	128,144	730,505	57,511	-	916,160
Selling, general and administrative	34,118	252,131	67,733	(5,468)	348,514
Amortization of intangible assets	428	1,910	-	-	2,338
Royalty (income) expense	(95,033)	95,033	-	-	-
Other operating expense, net	1,949	24,840	586	-	27,375
Total operating costs and expenses	69,606	1,104,419	125,830	(5,468)	1,294,387
Operating income	161,400	138,675	39,775	(81,132)	258,718
Non-operating (expenses) income, net	(17,152)	(68,748)	1,319	81,132	(3,449)
Income from continuing operations before taxes	144,248	69,927	41,094	-	255,269
Income tax expense	56,555	27,930	16,181	-	100,666
Income from continuing operations	87,693	41,997	24,913	-	154,603
Loss from discontinued operations, net of taxes	-	(6,470)	(3,497)	-	(9,967)
Equity earnings from subsidiaries	56,943	-	-	(56,943)	-
Net income	$144,636	$35,527	$21,416	$(56,943)	$144,636

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Balance Sheet
March 31, 2007

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$122,496	$10,370	$25,531	$-	$158,397
Accounts receivable, net	8,640	128,235	673,701	-	810,576
Other current assets	44,152	127,254	106,570	-	277,976
Total current assets	175,288	265,859	805,802	-	1,246,949
Property, plant and equipment, net	215,608	504,159	41,090	-	760,857
Goodwill and intangible assets, net	152,839	3,376,975	506,991	-	4,036,805
Intercompany receivable (payable)	134,102	14,403	(148,505)	-	-
Investment in subsidiaries	3,889,420	-	-	(3,889,420)	-
Other assets	146,658	6,369	40,604	(51,700)	141,931
Total assets	$4,713,915	$4,167,765	$1,245,982	$(3,941,120)	$6,186,542

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$425,515	$328,811	$46,372	$-	$800,698
Short-term borrowings and current portion
of long-term debt	450,000	16,835	300,206	-	767,041
Total current liabilities	875,515	345,646	346,578	-	1,567,739
Long-term debt	664,289	289,886	284,090	-	1,238,265
Other liabilities	144,879	189,828	68,299	(51,700)	351,306
Stockholders’ equity	3,029,232	3,342,405	547,015	(3,889,420)	3,029,232
Total liabilities and stockholders’ equity	$4,713,915	$4,167,765	$1,245,982	$(3,941,120)	$6,186,542

Condensed Consolidating Balance Sheet
December 31, 2006
			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$134,598	$7,661	$7,381	$-	$149,640
Accounts receivable, net	4,380	139,934	630,100	-	774,414
Other current assets	55,213	124,104	87,647	-	266,964
Total current assets	194,191	271,699	725,128	-	1,191,018
Property, plant and equipment, net	215,224	520,184	16,949	-	752,357
Goodwill and intangible assets, net	152,903	3,365,359	66,130	-	3,584,392
Intercompany receivable (payable)	124,698	(9,576)	(115,122)	-	-
Investment in subsidiaries	3,685,481	-	-	(3,685,481)	-
Other assets	133,051	6,748	38,909	(44,993)	133,715
Total assets	$4,505,548	$4,154,414	$731,994	$(3,730,474)	$5,661,482

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$444,326	$363,074	$26,596	$-	$833,996
Short-term borrowings and current portion
of long-term debt	-	16,874	300,000	-	316,874
Total current liabilities	444,326	379,948	326,596	-	1,150,870
Long-term debt	933,272	304,854	979	-	1,239,105
Other liabilities	108,779	159,199	29,351	(44,993)	252,336
Stockholders’ equity	3,019,171	3,310,413	375,068	(3,685,481)	3,019,171
Total liabilities and stockholders’ equity	$4,505,548	$4,154,414	$731,994	$(3,730,474)	$5,661,482

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2007

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$105,893	$31,992	$10,268	$(42,260)	$105,893
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	12,091	34,255	3,989	-	50,335
Provision for doubtful accounts	3,225	8,185	56,098	-	67,508
Other, net	(24,230)	(2,159)	(5,268)	42,260	10,603
Changes in operating assets and liabilities	(1,148)	(22,170)	(59,468)	-	(82,786)
Net cash provided by operating activities	95,831	50,103	5,619	-	151,553
Net cash used in investing activities	(444,168)	(23,524)	(304,882)	426,627	(345,947)
Net cash provided by (used in) financing activities	336,235	(23,870)	317,413	(426,627)	203,151
Net change in cash and cash equivalents	(12,102)	2,709	18,150	-	8,757
Cash and cash equivalents, beginning of period	134,598	7,661	7,381	-	149,640
Cash and cash equivalents, end of period	$122,496	$10,370	$25,531	$-	$158,397

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2006

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$144,636	$35,527	$21,416	$(56,943)	$144,636
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	11,906	34,278	2,876	-	49,060
Provision for doubtful accounts	1,445	14,081	47,897	-	63,423
Provision for restructuring	-	24,841	-	-	24,841
Other, net	(91,642)	13,509	4,009	56,943	(17,181)
Changes in operating assets and liabilities	144,368	(88,605)	(79,883)	-	(24,120)
Net cash provided by (used in) operating
activities	210,713	33,631	(3,685)	-	240,659
Net cash used in investing
activities	(59,371)	(24,471)	(1,942)	57,793	(27,991)
Net cash (used in) provided by financing
activities	(85,162)	(7,726)	2,344	(57,793)	(148,337)
Net change in cash and cash equivalents	66,180	1,434	(3,283)	-	64,331
Cash and cash equivalents, beginning of period	76,941	4,759	10,430	-	92,130
Cash and cash equivalents, end of period	$143,121	$6,193	$7,147	$-	$156,461

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

          While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2006.

          Recent Changes in Payer-Relationships

          On October 3, 2006, we announced that we would not be a national contracted provider of laboratory services to UnitedHealthcare Group Inc., or UNH, beginning January 1, 2007. After negotiating with UNH and offering to substantially reduce their total costs for laboratory services, UNH abruptly demanded that we execute an agreement that would have significantly reduced fees from what we had offered, and would have given UNH the right to unilaterally dictate certain key terms over a period of up to eight years. We determined that in the long term, signing such an unreasonable agreement would not be in the best interest of our Company and our shareholders.

          UNH accounted for approximately 7% of our net revenues in 2006, with some of our regional laboratories having concentrations as high as 15% to 20%. As one of many contracted providers, we estimate that we served approximately half of UNH’s members or approximately three times as many as our single largest competitor. We believe that this was because physicians and patients preferred using us due to quality and convenience. While we expect to continue to service UNH’s members in certain limited markets as a contracted provider and in other markets as a non-contracted provider, UNH has threatened physicians with penalties if they continue to send laboratory testing to non-contracted providers as of March 1, 2007. We believe UNH’s actions are unprecedented and inappropriate, because they effectively eliminate the choice to use an out-of-network provider, which is embedded in many of the products UNH sells and which employers and patients paid for. In addition, UNH has been aggressively communicating to its members that they may be faced with higher co-payments and deductibles if they use an out-of-network laboratory. While we retained virtually all of our UNH business through December 31, 2006, we estimate that by March 31, 2007, about 70% of our direct UNH business has moved to various contracted providers. We currently expect that the vast majority of the work we perform for UNH members will move to contracted providers before the end of 2007, as a result of the actions UNH is taking. However, it is possible that if patients and physicians are sufficiently dissatisfied with the services they receive from the providers UNH is requiring them to use, we may regain some of the lost business.

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

          Acquisition of Focus Diagnostics

          On July 3, 2006, we completed the acquisition of Focus Technologies Holding Company (“Focus Diagnostics”) in an all-cash transaction valued at $208 million, including approximately $3 million of assumed debt. We financed the acquisition and related transaction costs and the repayment of substantially all of Focus Diagnostics’ outstanding debt with $135 million of borrowings under our secured receivables credit facility and with cash on-hand, as described in Note 2 to the interim consolidated financial statements.

          Focus Diagnostics is a leading provider of infectious and immunologic disease testing and develops and markets diagnostic products. It offers its reference testing services and diagnostic products to large academic medical centers, hospitals and commercial laboratories.

          Acquisition of Enterix

          On August 31, 2006, we completed the acquisition of Enterix Inc. (“Enterix”), a privately held Australia-based company that developed and manufactures the InSure™ Fecal Immunochemical Test, an FDA-cleared test for use in screening for colorectal cancer and other sources of lower gastrointestinal bleeding, for approximately $44 million in cash, as described in Note 2 to the interim consolidated financial statements.

          Acquisition of HemoCue

          On January 31, 2007, we acquired POCT Holding AB (“HemoCue”), a Sweden-based company specializing in near patient testing, in an all-cash transaction valued at approximately $450 million, including $113 million of assumed debt of HemoCue, as described in Note 2 to the interim consolidated financial statements. The transaction, which was financed through a new term loan, is not expected to have a material impact on our 2007 financial results.

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

          Results of Operations

          Our clinical testing business currently represents our one reportable business segment. The clinical testing business accounted for approximately 91% and 93% of net revenues from continuing operations in 2007 and 2006, respectively. Our other operating segments consist of our risk assessment services business, our clinical trials testing business, our healthcare information technology business, MedPlus, and our diagnostic products business. On April 19, 2006, we decided to discontinue the operations of a test kit manufacturing subsidiary, NID. During the third quarter of 2006, we completed our wind down of NID and classified the operations of NID as discontinued operations for all periods presented. Our business segment information is disclosed in Note 10 to the interim consolidated financial statements.

          Three Months Ended March 31, 2007 Compared with Three Months Ended March 31, 2006

          Continuing Operations

          Income from continuing operations for the three months ended March 31, 2007 decreased to $108 million, or $0.55 per diluted share, compared to $155 million, or $0.77 per diluted share, in 2006. The decrease in income from continuing operations was principally associated with our change in contract status with UNH, which reduced revenues by an estimated $75 million and operating income by an estimated $55 million, or $0.17 per share.

          Results for the three months ended March 31, 2007 include pre-tax charges of $11 million, or $0.03 per share, associated with workforce reductions in response to reduced volume levels, and a pre-tax charge of $4.0 million, or $0.01 per share, related to in-process research and development expense associated with the HemoCue acquisition. In addition, results for the three months ended March 31, 2007 were unfavorably impacted by severe storms in the central part of the United States, which reduced revenues by approximately $13 million for the quarter and operating income by approximately $10 million, or $0.03 per share.

          Results for the three months ended March 31, 2006 include pre-tax charges of $27 million, or $0.08 per share, primarily associated with integration activities and a pre-tax gain of $16 million, or $0.05 per share, associated with the sale of an investment.

          Net Revenues

          Net revenues for the three months ended March 31, 2007 were $1.5 billion, 1.7% below the prior year level. Our acquisitions of Focus Diagnostics, Enterix and HemoCue contributed about 2% to revenue growth for the three months ended March 31, 2007.

          Revenues in our clinical testing business, which accounted for over 90% of our 2007 net revenues, were 3% below the prior year level, on a 7% volume decrease and 4% increase in revenue per requisition. The increase in revenue per requisition was primarily driven by a positive mix shift and an increase in the number of tests ordered per requisition. We estimate that revenues declined approximately 5% due to our change in status with UNH, with volume reduced by approximately 6%, partially offset by a positive impact to revenue per requisition of about 1%. The positive impact to revenue per requisition is associated with higher reimbursement on the retained UNH work. As of March 31, 2007 we estimate that about 70% of our UNH business has moved to various contracted providers. While this is somewhat more than we had anticipated to move by this date, and we believe is due to UNH’s actions, we have retained more of the discretionary work from physicians than we initially estimated. We believe that the higher retention of discretionary business is due to our superior service levels, which we improved during the quarter, and the efforts of our sales force to retain business. In addition, we worked to inform patients and their physicians that they do have a choice in selecting their laboratory provider and that there are important differences among providers.

          While the net revenue impact associated with the UNH change was somewhat less than we had estimated, we saw roughly 2% slower growth than we had anticipated due to focusing our sales force on customer retention and clarifying significant misinformation in the marketplace, which had circulated about the UNH situation during the fourth quarter of 2006 and the first quarter of 2007. However, as we exited the quarter, we were beginning to see underlying improvement in revenue growth, as our sales force began to refocus on winning new accounts and selling additional tests.

          Also impacting revenue growth in the quarter were severe storms in the central part of the United States during the month of February, which reduced revenues and volume by about 1%.

          Our businesses other than clinical laboratory testing accounted for approximately 9% of our net revenues for the three months ended March 31, 2007. These businesses include our risk assessment services business, our clinical trials testing business, our healthcare information technology business, MedPlus, and our diagnostic products business. The revenues for these businesses as a group grew 17% over the prior year, with the increase primarily driven by our acquisitions of Focus Diagnostics, Enterix and HemoCue.

          Operating Costs and Expenses

          Total operating costs and expenses for the three months ended March 31, 2007 increased $31 million from the prior year period. While costs were reduced associated with lower volume levels and actions taken to reduce the size of our workforce, costs increased associated with annual compensation adjustments, increased expenditures to maintain and improve service levels, and costs associated with clarifying for patients, physicians and employers significant misinformation which had circulated about the UNH contract change. In addition, costs associated with the acquired operations of Focus Diagnostics, Enterix and HemoCue increased costs by approximately $30 million above the prior year. Results for the three months ended March 31, 2007, include $11 million of costs associated with workforce reductions ($3.9 million included in cost of services and $6.8 million included in selling, general and administrative) and $4 million of in-process research and development costs associated with the acquisition of HemoCue, which was recorded in other operating expense, net. For the three months ended March 31, 2006, $26.8 million in special charges are reflected in other operating expense, net and relate principally to costs associated with integrating LabOne, which we acquired in November 2005, and consolidating our operations in California into our new facility in West Hills.

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 61.1% of net revenues for the three months ended March 31, 2007, increasing from 59.0% of net revenues in the prior year period. The increase over the prior year is primarily due to lower volumes in our clinical testing business and costs associated with workforce reductions. Partially offsetting these increases were improvements related to the increase in average revenue per requisition and efficiency gains resulting from our Six Sigma, standardization and consolidation initiatives.

          Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense, and general management and administrative support, were 25.2% of net revenues for the three months ended March

31, 2007, compared to 22.4% in the prior year period. The increase over the prior year is primarily due to lower volume levels in our clinical testing business, increased billing and bad debt expense associated with having to bill patients for a portion of the retained UNH work, costs associated with workforce reductions, and costs associated with efforts to retain business and clarify for patients, physicians and employers misinformation regarding the UNH contract change.

          For the three months ended March 31, 2007 and 2006, bad debt expense was 4.4% and 4.1% of net revenues, respectively. The higher bad debt rate was principally driven by higher bad debt expense associated with billing patients directly for a portion of the UNH volume.

          Other operating expense, net represents miscellaneous income and expense items related to operating activities, including gains and losses associated with the disposal of operating assets and provisions for restructurings and other special charges. For the three months ended March 31, 2007, other operating expense, net includes a $4.0 million charge related to in-process research and development expense recorded in connection with the acquisition of HemoCue. For the three months ended March 31, 2006, other operating expense, net includes a charge of $20.7 million associated with the integration of LabOne. In addition, other operating expense, net for the three months ended March 31, 2006 includes a $4.1 million charge related to consolidating our operations in California into a new facility.

          Operating Income

          Operating income for the three months ended March 31, 2007 was $201 million, or 13.2% of net revenues, compared to $259 million, or 16.7% of net revenues, in the prior year period. The decrease from the prior year is primarily due to lower volume levels in our clinical testing business and the various items which served to increase costs of sales and selling, general and administrative costs as a percentage of revenues.

          Other Income (Expense)

          Interest expense, net for the three months ended March 31, 2007 increased $3 million over the prior year period. The increase was primarily due to additional interest expense associated with $450 million of borrowings used to fund the acquisition of HemoCue, as described more fully in Note 5 to the interim consolidated financial statements.

          Other income, net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the three months ended March 31, 2006, other income, net includes a $15.8 million gain on the sale of an investment.

          Discontinued Operations

          Our discontinued operations are comprised of NID, a test kit manufacturing subsidiary. During the fourth quarter of 2005, NID instituted its second voluntary product hold within a six-month period, due to quality issues, which adversely impacted the operating performance of NID. As a result, we evaluated a number of strategic options for NID. On April 19, 2006, we decided to discontinue NID’s operations. During the third quarter of 2006, we completed the wind down of NID’s operations. Results of NID are reported as discontinued operations for all periods presented.

          Loss from discontinued operations, net of tax, for the three months ended March 31, 2007 was $1.6 million, or $0.01 per diluted share, compared to $10.0 million, or $0.05 per diluted share in 2006. Results for the three months ended March 31, 2007 reflect expenses associated with the on-going government investigation of NID. Results for the three months ended March 31, 2006 reflect losses from NID’s operations, due to its voluntary product hold instituted late in the second quarter of 2005 in connection with a quality review of all its products.

          The government continues to investigate NID. Any costs resulting from this review will be included in discontinued operations. While we do not believe that these matters will have a material adverse impact on our overall financial condition, their final resolution could be material to our results of operations or cash flows in the period in which the impact of such matters is determined or paid. See Note 6 to the interim consolidated financial statements for a further description of these matters.

          Quantitative and Qualitative Disclosures About Market Risk

          We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that may include the use of derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. We do not believe that our foreign exchange exposure is material to our financial condition or results of operations. See Note 2 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K for additional discussion of our financial instruments and hedging activities.

          At March 31, 2007 and December 31, 2006, the fair value of our debt was estimated at approximately $2.0 billion and $1.6 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2007, the carrying value exceeded the estimated fair value of the debt by approximately $4.8 million. At December 31, 2006, the estimated fair value exceeded the carrying value of the debt by approximately $0.4 million. A hypothetical 10% increase in interest rates (representing approximately 53 and 59 basis points at March 31, 2007 and December 31, 2006, respectively) would potentially reduce the estimated fair value of our debt by approximately $32 million and $33 million at March 31, 2007 and December 31, 2006, respectively.

          Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility, our term loan due December 2008, and our term loan due January 2008, are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly- rated issuers. Interest rates on our senior unsecured revolving credit facility, term loan due December 2008 and term loan due January 2008 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of March 31, 2007, the borrowing rate for our revolving credit facility was LIBOR plus 0.375%, for our term loan due December 2008 the borrowing rate was LIBOR plus 0.50% and for our term loan due January 2008 the borrowing rate was LIBOR plus 0.40% . At March 31, 2007, the LIBOR rate was 5.32% . At March 31, 2007, there was $60 million outstanding under our term loan due December 2008, $450 million outstanding under our term loan due January 2008, $300 million outstanding under our secured receivables credit facility and no borrowings outstanding under our $500 million senior unsecured revolving credit facility. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing approximately 54 basis points) would impact annual net interest expense by approximately $4.4 million, assuming no changes to the debt outstanding at March 31, 2007. For details regarding our outstanding debt see Note 5 to the interim consolidated financial statements included in this report and Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

          Risk Associated with Investment Portfolio

          Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying values of our available-for-sale equity securities and privately held securities were $27 million at March 31, 2007.

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

          Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at March 31, 2007 totaled $158 million compared to $150 million at December 31, 2006. Cash flows from operating activities in 2007 were $152 million, which together with cash flows from financing activities of $203 million, were used to fund investing activities of $346 million. Cash and cash equivalents at March 31, 2006 totaled $156 million, compared to $92 million at December 31, 2005. Cash flows from operating activities in 2006 were $241 million, which were used to fund investing and financing activities of $28 million and $148 million, respectively.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for the three months ended March 31, 2007 was $152 million compared to $241 million in the prior year period. This decrease was primarily due to lower earnings in the current year and increased payments associated with variable compensation earned in the prior year. Days sales outstanding, a measure of billing and collection efficiency, were 47 days at March 31, 2007 compared to 48 days at December 31, 2006.

          Cash Flows from Investing Activities

          Net cash used in investing activities for the three months ended March 31, 2007 was $346 million, consisting principally of $307 million related to the acquisition of HemoCue and capital expenditures of $40 million.

          Net cash used in investing activities for the three months ended March 31, 2006 was $28 million, consisting of capital expenditures of $42 million, partially offset by $15.8 million in proceeds received in connection with the sale of an investment.

          Cash Flows from Financing Activities

          Net cash provided by financing activities for the three months ended March 31, 2007 was $203 million, consisting primarily of proceeds from borrowings of $450 million, used to finance the acquisition of HemoCue and to fund the repayment of HemoCue’s outstanding debt, and $22 million in proceeds from the exercise of stock options, including related tax benefits, offset by repayments of debt totaling $128 million, purchases of treasury stock totaling $105 million and dividend payments of $19 million. The $128 million of debt repayment consists of $113 million to repay HemoCue’s outstanding debt and a repayment of $15 million on our term loan due 2008. The $105 million of treasury stock represents 2.1 million shares of our common stock purchased at an average price of $50.98 per share.

          Net cash used in financing activities for the three months ended March 31, 2006 was $148 million, consisting primarily of purchases of treasury stock totaling $104 million, repayment of $60 million of principal outstanding under our secured receivables credit facility and dividend payments of $18 million, partially offset by $52 million in proceeds from the exercise of stock options, including related tax benefits. The $104 million in treasury stock purchases represents 2 million shares of our common stock purchased at an average price of $52.05 per share.

          Dividend Program

          During each of the quarters of 2006, our Board of Directors declared a quarterly cash dividend of $0.10 per common share. On February 13, 2007, our Board of Directors declared a quarterly cash dividend per common share of $0.10, payable on April 18, 2007. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchase Plan

          For the three months ended March 31, 2007, we repurchased 2.1 million shares of our common stock at an average price of $50.98 per share for $105 million. Through March 31, 2007, we have repurchased approximately 43.4 million shares of our common stock at an average price of $45.18 for $2 billion under our share repurchase program. At March 31, 2007, the total available for repurchases under the remaining authorizations was $145 million.

          Contractual Obligations and Commitments

          A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 10 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase products or services at December 31, 2006 is contained in Note 14 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K. See Note 1 to the interim consolidated financial statements for information regarding our contingent tax liability reserves. See Note 6 to the interim consolidated financial statements for information regarding the status of legal matters involving the Company.

          Our credit agreements relating to our senior unsecured revolving credit facility, our term loan due December 2008 and our term loan due January 2008 contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. We do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

          Acquisition of AmeriPath, Inc.

          On April 16, 2007, we signed a definitive agreement to acquire AmeriPath, Inc., (“AmeriPath”), in an all-cash transaction valued at approximately $2 billion, including approximately $770 million of debt at closing. AmeriPath is a leading provider of dermatopathology, anatomic pathology and esoteric testing with annualized revenues in excess of $800 million.

          The transaction is expected to be completed during the second quarter of 2007 and is subject to the satisfaction of customary conditions, including regulatory clearance. The acquisition is expected to have minimal impact to the Company’s 2007 earnings per share and be modestly accretive to 2008 earnings per share, before anticipated charges related to the transaction. We intend to pay for the transaction, refinance AmeriPath's existing debt, and the debt from the HemoCue acquisition completed earlier this year with the proceeds of a new $1 billion one-year bridge loan and a new five-year $1.5 billion term loan, both committed to be underwritten by Morgan Stanley. The bridge loan is expected to be refinanced shortly after the closing. In addition, Morgan Stanley will underwrite a $750 million revolving credit facility which will replace the Company’s existing revolving credit facility. The acquisition will be accounted for under the purchase method of accounting.

          Requirements and Capital Resources

          We estimate that we will invest approximately $200 million during 2007 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades.

          As of March 31, 2007, $500 million of borrowing capacity was available under our existing credit facilities.

          We believe that cash from operations and our borrowing capacity under our credit facilities will provide sufficient financial flexibility to meet seasonal working capital requirements and to fund capital expenditures, debt service requirements, cash dividends on common shares, share repurchases and additional growth opportunities for the foreseeable future. We believe that our credit profile should provide us with access to additional financing, if necessary, to fund growth opportunities that cannot be funded from existing sources.

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

          We would like to take advantage of the “safe harbor” provisions of the Litigation Reform Act in connection with the forward-looking statements included in this document. The risks and other factors that could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements may include, but are not limited to, unanticipated expenditures, changing relationships with customers, payers, suppliers and strategic partners, competitive environment, changes in government regulations, conditions of the economy and other factors described in our 2006 Annual Report on Form 10-K and subsequent filings.

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

(b)

During the first quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          See Note 6 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Approximate Dollar
	(a) Total		(c) Total Number of	Value of Shares that May
	Number of	(b) Average	Shares Purchased as Part	Yet Be Purchased Under the
	Shares	Price Paid per	of Publicly Announced	Plans or Programs
Period	Purchased	Share	Plans or Programs	(in thousands)
January 1, 2007 –
January 31, 2007	-	-	-	$249,699
February 1, 2007 –
February 28, 2007	1,031,700	$52.49	1,031,700	$195,544
March 1, 2007 -
March 31, 2007	1,027,887	$49.47	1,027,887	$144,699
Total	2,059,587	$50.98	2,059,587	$144,699

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

April 27, 2007
Quest Diagnostics Incorporated

By   /s/ Surya N. Mohapatra
             Surya N. Mohapatra, Ph.D.
             Chairman, President and
             Chief Executive Officer

By   /s/ Robert A. Hagemann
             Robert A. Hagemann
             Senior Vice President and
             Chief Financial Officer