Form 10-Q
period 2007-06-30
QUEST DIAGNOSTICS INC
filed 2007-07-31
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
Commission file number 001-12215

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X_

As of July 26, 2007, there were 193,141,675 outstanding shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
		Page
	Index to consolidated financial statements filed as part of this report:
	Consolidated Statements of Operations for the Three and
	Six Months Ended June 30, 2007 and 2006	2
	Consolidated Balance Sheets as of
	June 30, 2007 and December 31, 2006	3
	Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2007 and 2006	4
	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations

	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
	See Item 2. “Management’s Discussion and Analysis of Financial Condition	38
	and Results of Operations”

Item 4.	Controls and Procedures
	Controls and Procedures	38

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net revenues	$1,641,156	$1,583,082	$3,167,364	$3,136,187

Operating costs and expenses:
Cost of services	968,742	926,697	1,900,527	1,842,857
Selling, general and administrative	395,105	357,862	779,898	706,376
Amortization of intangible assets	5,350	2,257	9,810	4,595
Other operating (income) expense, net	(450)	(1,060)	3,850	26,315
Total operating costs and expenses	1,368,747	1,285,756	2,694,085	2,580,143

Operating income	272,409	297,326	473,279	556,044

Other income (expense):
Interest expense, net	(39,158)	(22,633)	(65,685)	(46,126)
Minority share of income	(6,353)	(5,850)	(12,483)	(11,258)
Equity earnings in unconsolidated joint ventures	6,597	6,632	13,501	14,644
Other income (expense), net	337	(12,686)	2,345	4,754
Total non-operating expenses, net	(38,577)	(34,537)	(62,322)	(37,986)

Income from continuing operations before taxes	233,832	262,789	410,957	518,058
Income tax expense	91,853	106,828	161,463	207,494
Income from continuing operations	141,979	155,961	249,494	310,564
Loss from discontinued operations, net of taxes	(647)	(23,984)	(2,269)	(33,951)
Net income	$141,332	$131,977	$247,225	$276,613

Earnings per common share - basic:
Income from continuing operations	$0.74	$0.79	$1.29	$1.57
Loss from discontinued operations	-	(0.12)	(0.01)	(0.17)
Net income	$0.74	$0.67	$1.28	$1.40

Earnings per common share - diluted:
Income from continuing operations	$0.73	$0.78	$1.28	$1.55
Loss from discontinued operations	-	(0.12)	(0.01)	(0.17)
Net income	$0.73	$0.66	$1.27	$1.38

Weighted average common shares outstanding:
Basic	192,651	198,013	193,015	198,204
Diluted	194,476	200,586	194,870	200,810

Dividends per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007 AND DECEMBER 31, 2006
(unaudited)
(in thousands, except per share data)

	June 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$122,298	$149,640
Accounts receivable, net of allowance for doubtful accounts of $224,296
and $205,086 at June 30, 2007 and December 31, 2006, respectively	973,068	774,414
Inventories	96,839	78,564
Deferred income taxes	135,806	120,540
Prepaid expenses and other current assets	87,190	67,860
Total current assets	1,415,201	1,191,018
Property, plant and equipment, net	888,874	752,357
Goodwill, net	5,127,982	3,391,046
Intangible assets, net	901,510	193,346
Other assets	160,466	133,715
Total assets	$8,494,033	$5,661,482

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$792,449	$833,996
Short-term borrowings and current portion of long-term debt	367,103	316,874
Total current liabilities	1,159,552	1,150,870
Long-term debt	3,545,043	1,239,105
Other liabilities	600,111	252,336
Stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both June 30, 2007 and December 31, 2006; 213,741 and 213,755
issued at June 30, 2007 and December 31, 2006, respectively	2,137	2,138
Additional paid-in capital	2,197,013	2,185,073
Retained earnings	2,003,795	1,800,255
Accumulated other comprehensive income (loss)	5,114	(65)
Treasury stock, at cost; 20,754 and 19,806 shares at June 30, 2007 and
December 31, 2006, respectively	(1,018,732)	(968,230)
Total stockholders’ equity	3,189,327	3,019,171
Total liabilities and stockholders’ equity	$8,494,033	$5,661,482

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$247,225	$276,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	105,233	98,620
Provision for doubtful accounts	138,725	123,773
Stock-based compensation expense	31,608	39,489
Provision for restructuring and other special charges	-	53,061
Deferred income tax provision (benefit)	7,680	(40,185)
Minority share of income	12,483	11,258
Excess tax benefits from stock-based compensation arrangements	(5,576)	(25,533)
Other, net	539	(1,866)
Changes in operating assets and liabilities:
Accounts receivable	(185,462)	(191,144)
Accounts payable and accrued expenses	(68,214)	28,458
Integration, settlement and other special charges	(5,163)	(408)
Income taxes payable	5,697	49,553
Other assets and liabilities, net	(4,429)	(10,578)
Net cash provided by operating activities	280,346	411,111

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(1,479,439)	(1,042)
Capital expenditures	(89,332)	(88,144)
(Increase) decrease in investments and other assets	(6,488)	13,492
Net cash used in investing activities	(1,575,259)	(75,694)

Cash flows from financing activities:
Proceeds from borrowings	3,670,995	-
Repayments of debt	(2,247,838)	(60,085)
Purchases of treasury stock	(105,000)	(253,975)
Dividends paid	(38,662)	(37,686)
Exercise of stock options	27,260	73,303
Excess tax benefits from stock-based compensation arrangements	5,576	25,533
Decrease in book overdrafts	(18,427)	(13,715)
Financing costs paid	(16,997)	(728)
Distributions to minority partners	(9,336)	(9,515)
Net cash provided by (used in) financing activities	1,267,571	(276,868)

Net change in cash and cash equivalents	(27,342)	58,549

Cash and cash equivalents, beginning of period	149,640	92,130

Cash and cash equivalents, end of period	$122,298	$150,679

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise indicated)
(unaudited)

1.          BASIS OF PRESENTATION

          Background

          Quest Diagnostics Incorporated and its subsidiaries (“Quest Diagnostics” or the “Company”) is the largest clinical laboratory testing business in the United States, providing insights that enable physicians and other healthcare professionals to make decisions to improve health. The Company is the leading provider of esoteric testing, including gene-based testing, the leading provider of anatomic pathology services, including dermatopathology, and the leading provider of testing for drugs of abuse. The Company is also a leading provider of testing for clinical trials, and risk assessment services for the life insurance industry. Quest Diagnostics offers patients and physicians the broadest access to diagnostic laboratory services through our nationwide network of laboratories and our own patient service centers. Additionally, the Company provides interpretive consultation through the largest medical and scientific staff in the industry, with approximately 900 M.D.’s and Ph.D.’s and empowers healthcare organizations and clinicians with state-of-the-art information technology solutions that can improve patient care and medical practice.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Income from continuing operations	$141,979	$155,961	$249,494	$310,564
Loss from discontinued operations	(647)	(23,984)	(2,269)	(33,951)
Net income available to common
stockholders – basic and diluted	$141,332	$131,977	$247,225	$276,613

Weighted average common shares
outstanding – basic	192,651	198,013	193,015	198,204

Effect of dilutive securities:
Stock options, restricted common shares
and performance share units	1,825	2,573	1,855	2,606
Weighted average common shares
outstanding – diluted	194,476	200,586	194,870	200,810

Earnings per common share – basic:
Income from continuing operations	$0.74	$0.79	$1.29	$1.57
Loss from discontinued operations	-	(0.12)	(0.01)	(0.17)
Net income	$0.74	$0.67	$1.28	$1.40

Earnings per common share – diluted:
Income from continuing operations	$0.73	$0.78	$1.28	$1.55
Loss from discontinued operations	-	(0.12)	(0.01)	(0.17)
Net income	$0.73	$0.66	$1.27	$1.38

          Stock options, restricted common shares and performance share units of 4.2 million shares and 4.4 million shares for the three and six months ended June 30, 2007, respectively, were not included due to their antidilutive effect.

          Stock options, restricted common shares and performance share units of 4.0 million shares and 4.2 million shares for the three and six months ended June 30, 2006, respectively, were not included due to their antidilutive effect.

          Foreign Currency

          The Company predominately uses the U.S. dollar as its functional currency. Assets and liabilities denominated in non-U.S. dollars are translated into U.S. dollars at current exchange rates. Income and expense items are translated at average exchange rates prevailing during each period. The translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains and losses from foreign currency transactions are included within “other operating (income) expense, net” in the consolidated statements of operations. Transactions gains and losses have not been material.

          Income Taxes

          On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes.” FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company has identified and categorized its tax

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

positions and these positions have been evaluated and assessed for recognition and measurement under the guidelines of FIN 48. The adoption of FIN 48 resulted in an increase to our contingent tax liability reserves of $30 million with corresponding charges to retained earnings, goodwill and additional paid-in capital. The contingent liabilities for tax positions under FIN 48 primarily relate to uncertainties associated with the realization of tax benefits derived from certain state net operating loss carry forwards, the allocation of income and expense among state jurisdictions, the characterization and timing of certain tax deductions associated with business combinations and employee compensation, and income and expenses associated with certain intercompany licensing arrangements. As of January 1, 2007, the amount of unrecognized tax benefits was $92 million which, if recognized, $46 million would affect the effective tax rate. Included in the balance of unrecognized tax benefits is approximately $43 million related to tax positions associated with the intercompany licensing arrangements and the allocation of income and expenses among state jurisdictions. It is not reasonably possible to estimate the total amount of increase or decrease in these unrecognized tax benefits which may occur in the next twelve months due to the uncertainty of the timing of examinations and the outcome of potential settlement discussions with tax authorities related to positions the Company has taken. The balance of unrecognized tax benefits is not expected to significantly change in the next twelve months except for settlements with federal and state tax authorities that are not expected to be material.

          The recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently includes subjectivity. Changes in estimates may create volatility in the Company’s effective tax rate in future periods and may be due to settlements with various tax authorities (either favorable or unfavorable), the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates.

          Accruals for interest expense on contingent tax liabilities are classified in income tax expense in the consolidated statements of operations. Accruals for penalties have historically been immaterial. The total amount of interest charged to earnings for the six months ended June 30, 2007 was $2.9 million. As of June 30, 2007, the Company has approximately $17 million accrued, net of the benefit of a federal and state deduction, for the payment of interest on uncertain tax positions.

          After reaching an agreement at the appeals level of the Internal Revenue Service (“IRS”), the Company settled the 2000 and 2001 tax year audits in April 2007. The IRS has recently completed their examination of the 2002 and 2003 income tax returns. The Company is in the process of preparing protests for several of the 2002 and 2003 proposed tax adjustments and anticipates that the appeals process will be completed in 2008. At this time, the Company does not believe that there will be any material additional payments beyond its recorded contingent liability reserves that may be required as a result of the 2002 and 2003 IRS tax audits. The Company’s federal income tax returns for the years 2004 through 2006 remain open for an examination by the IRS.

          In the regular course of business, various state and local tax authorities conduct examinations of the Company’s state and local income tax filings. Currently, the states of Massachusetts and Virginia are conducting audits for various years between 2000 and 2004. The Company currently does not expect any significant adjustments beyond its recorded contingent tax liability reserves as a result of these tax examinations.

2.          BUSINESS ACQUISITIONS

          2007 Acquisitions

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The Company financed the aggregate purchase price of $343 million, which includes transaction costs of approximately $6 million, of which $2 million was paid in 2006, and the repayment of substantially all of HemoCue’s outstanding debt with the proceeds from a new $450 million term loan and cash on-hand. On May 31, 2007, the Company refinanced this term loan (see Note 5).

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

          The following table summarizes the Company’s preliminary purchase price allocation of the cost to acquire HemoCue:

Estimated
Fair Values
as of
January 31,
2007
Current assets	$57,719
Property, plant and equipment	24,973
Intangible assets	134,668
Goodwill	319,271
Other assets	72
Total assets acquired	536,703

Current liabilities	21,337
Long-term liabilities	45,044
Long-term debt	127,619
Total liabilities assumed	194,000

Net assets acquired	$342,703

The acquired amortizable intangibles are being amortized over their estimated useful lives as follows:

	Estimated	Weighted average
	Fair Value	useful life
Customer relationships	$38,046	20 years
Technology	38,764	14 years

          In addition to the amortizable intangibles noted above, $53.8 million was allocated to tradenames, which is not subject to amortization, and $4.0 million was allocated to in-process research and development (“IPR&D”). The IPR&D was expensed in the Company’s results of operations during the first quarter of 2007, in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, and is included in “other operating (income) expense, net” within the consolidated statements of operations.

          Supplemental pro forma combined financial information has not been presented as the acquisition is not material to the Company’s consolidated results of operations.

          Acquisition of AmeriPath

          On May 31, 2007, the Company completed its acquisition of AmeriPath Group Holdings, Inc. (“AmeriPath”), in an all-cash transaction valued at approximately $2.0 billion, including approximately $780 million of assumed debt and related accrued interest. AmeriPath is a leading provider of anatomic pathology, including dermatopathology and esoteric testing, which generates annual revenues of approximately $800 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Through the acquisition, the Company acquired all of AmeriPath’s operations. AmeriPath, with its team of approximately 400 board certified pathologists, operates 40 outpatient anatomic pathology laboratories and provides inpatient anatomic pathology and medical director services for approximately 200 hospitals throughout the United States. The Company financed the all-cash purchase price and related transaction costs, together with the repayment of approximately $780 million of principal and related accrued interest representing substantially all of AmeriPath’s debt as well as the refinancing of the term loan used to finance the acquisition of HemoCue with: $1.6 billion of borrowings under a new five-year term loan facility, $780 million of borrowings under a new one-year bridge loan, and cash on-hand. In June 2007, the Company completed an $800 million senior notes offering. The net proceeds of the senior notes offering were used to repay the $780 million borrowed under the bridge loan. See Note 5 for further descriptions of our debt outstanding.

           The acquisition of AmeriPath was accounted for under the purchase method of accounting. As such, the cost to acquire AmeriPath was allocated to the respective assets and liabilities acquired based on their estimated fair values as of the closing date. A preliminary allocation of the cost to acquire AmeriPath has been made to certain assets and liabilities of AmeriPath based on preliminary estimates. The Company is continuing to assess the estimated fair values of the assets and liabilities acquired, including acquired intangible assets. The consolidated financial statements include the results of operations of AmeriPath subsequent to the closing of the acquisition.

          The following table summarizes the Company’s preliminary purchase price allocation of the cost to acquire AmeriPath:

Estimated
Fair Values
as of
May 31,
2007
Current assets	$228,008
Property and equipment	128,725
Intangible assets	575,300
Goodwill	1,395,508
Other assets	22,468
Total assets acquired	2,350,009

Current liabilities	93,693
Long-term liabilities	244,771
Long-term debt	801,424
Total liabilities assumed	1,139,888

Net assets acquired	$1,210,121

The acquired amortizable intangibles are being amortized over their estimated useful lives as follows:

	Estimated	Weighted average
	Fair Value	useful life
Customer relationships	$344,000	20 years
Non-compete agreement	5,800	5 years

          In addition to the amortizable intangibles noted above, $226 million was allocated to tradenames, which is not subject to amortization.

          Of the amount allocated to goodwill and intangible assets, approximately $100 million is expected to be deductible for tax purposes.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Pro Forma Combined Financial Information

          The following unaudited pro forma combined financial information for the three and six months ended June 30, 2007 and 2006 assumes that the AmeriPath acquisition and related financing, including the Company’s June 2007 senior notes offering, were completed on January 1, 2006 (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net revenues	$1,774,336	$1,774,774	$3,501,238	$3,498,815
Net income	117,522	126,639	212,822	258,146

Basic earnings per common share:
Net income	$0.61	$0.64	$1.10	$1.30
Weighted average common shares
outstanding - basic	192,651	198,013	193,015	198,204

Diluted earnings per share:
Net income	$0.60	$0.63	$1.09	$1.29
Weighted average common shares
outstanding – diluted	194,476	200,586	194,870	200,810

          The unaudited pro forma combined financial information presented above reflects certain reclassifications to the historical financial statements of AmeriPath to conform the acquired company’s accounting policies and classification of certain costs and expenses to that of Quest Diagnostics. These adjustments had no impact on pro forma net income. Pro forma results for the three and six months ended June 30, 2007 exclude $44 million of transaction related costs, which were incurred and expensed by AmeriPath in conjunction with its acquisition by Quest Diagnostics.

          2006 Acquisitions

          Acquisition of Focus Diagnostics

          On July 3, 2006, the Company acquired Focus Diagnostics Technologies Holding Company (“Focus Diagnostics”) in an all-cash transaction valued at $208 million, including approximately $3 million of assumed debt. Focus Diagnostics is a leading provider of infectious and immunologic disease testing and develops and markets diagnostic products. It offers its reference testing services and diagnostic products to large academic medical centers, hospitals and commercial laboratories. The Company financed the aggregate purchase price of $205 million, which includes $0.5 million of related transaction costs, and the repayment of substantially all of Focus Diagnostics’ outstanding debt with $135 million of borrowings under its secured receivables credit facility and with cash on-hand.

          The acquisition of Focus Diagnostics was accounted for under the purchase method of accounting. As such, the cost to acquire Focus Diagnostics was allocated to the respective assets and liabilities acquired based on their estimated fair values as of the closing date. During the second quarter of 2007, the Company finalized its purchase price allocation for the Focus Diagnostics acquisition. The consolidated financial statements include the results of operations of Focus Diagnostics subsequent to the closing of the acquisition.

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

          Integration of LabOne, Inc.

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

          In addition, $2.6 million of integration costs, related to actions that impact the employees and operations of LabOne, were accounted for as a cost of the LabOne acquisition and included in goodwill during the first quarter of 2006. Of the $2.6 million, $1.2 million related to asset write-offs, with the remainder primarily associated with employee severance benefits for approximately 95 employees.

          As of June 30, 2007, accruals related to the LabOne integration plan totaled $18 million. While the majority of the accrued integration costs are expected to be paid in the remainder of 2007, there are certain severance costs that have payment terms extending into 2008.

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

          Integration of AmeriPath

          The Company is in the process of developing its integration plans for AmeriPath and the related costs of the integration. To the extent that the costs relate to actions that impact the employees and operations of AmeriPath, such costs will be accounted for as a cost of the acquisition and will be included in goodwill. To the extent that the costs relate to actions that impact Quest Diagnostics’ employees and operations, such costs will be accounted for as a charge to earnings in the periods that the related integration plans are finalized and approved. These charges may be material to the results of operations and cash flows in the period recorded or paid. The Company expects to finalize the major components of its integration plans during 2007.

4.          GOODWILL AND INTANGIBLE ASSETS

          Goodwill at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30,	December 31,
	2007	2006

Goodwill	$5,309,143	$3,572,238
Less: accumulated amortization	(181,161)	(181,192)
Goodwill, net	$5,127,982	$3,391,046

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The changes in the gross carrying amount of goodwill for the six month period ended June 30, 2007 and for the year ended December 31, 2006 are as follows:

	June 30,	December 31,
	2007	2006

Balance at beginning of period	$3,572,238	$3,385,280
Goodwill acquired during the period	1,716,622	196,222
Other	20,283	(9,264)
Balance at end of period	$5,309,143	$3,572,238

          For the six months ended June 30, 2007, the increase in goodwill was primarily related to the acquisitions of AmeriPath and HemoCue, and the impact on goodwill as a result of the adoption of FIN 48. (See Notes 1 and 2 for further discussions).

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Intangible assets at June 30, 2007 and December 31, 2006 consisted of the following:

	Weighted
	Average
	Amortization
	Period	June 30, 2007			December 31, 2006

			Accumulated			Accumulated
		Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Customer-related
intangibles	18 years	$599,240	$(54,822)	$544,418	$206,880	$(48,010)	$158,870
Non-compete
agreements	5 years	53,099	(46,406)	6,693	47,165	(45,261)	1,904
Other	13 years	54,813	(5,396)	49,417	15,372	(3,500)	11,872
Total	18 years	707,152	(106,624)	600,528	269,417	(96,771)	172,646

Intangible assets not subject
to amortization:
Tradenames		300,982	-	300,982	20,700	-	20,700

Total intangible assets		$1,008,134	$(106,624)	$901,510	$290,117	$(96,771)	$193,346

          Amortization expense related to intangible assets was $5.4 million and $2.3 million for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, amortization expense related to intangible assets was $9.8 million and $4.6 million, respectively.

          The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2007 is as follows:

Fiscal Year Ending
December 31,

Remainder of 2007	$18,277
2008	36,337
2009	35,922
2010	35,655
2011	35,368
2012	34,365
Thereafter	404,604
Total	$600,528

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

5.          DEBT

          Short-term borrowings and current portion of long-term debt at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30,	December 31,
	2007	2006
Borrowings under Secured Receivables Credit Facility	$350,000	$300,000
Current portion of long-term debt	17,103	16,874
Total short-term borrowings and current portion of long-
term debt	$367,103	$316,874

Long-term debt at June 30, 2007 and December 31, 2006 consisted of the following:

	June 30,	December 31,
	2007	2006
Industrial Revenue Bonds due September 2009	$5,380	$5,376
Term loan due December 2008	60,000	75,000
Senior Notes due November 2010	399,499	399,423
Senior Notes due July 2011	274,558	274,503
Term loan due May 2012	1,510,000	-
Senior Notes due November 2015	498,667	498,587
Senior Notes due November 2017	374,200	-
Senior Notes due November 2037	420,290	-
Debentures due June 2034	2,985	2,957
Other	16,567	133
Total	3,562,146	1,255,979
Less: current portion	17,103	16,874
Total long-term debt	$3,545,043	$1,239,105

          Interim Credit Facility

          On January 31, 2007, the Company entered into an interim credit facility (“Interim Credit Facility”) and borrowed $450 million to finance the acquisition of HemoCue and to repay substantially all of HemoCue’s outstanding debt.

           Term and Bridge Loan Credit Facilities

          On May 31, 2007, the Company entered into a new five-year term loan facility (the “Term Loan”), pursuant to which it borrowed $1.6 billion, and a $1.0 billion bridge loan facility (the “Bridge Loan”), and borrowed $780 million. The Company used the proceeds to finance the acquisition of AmeriPath, and related transaction costs, to repay substantially all of AmeriPath’s outstanding debt and to repay the $450 million outstanding under the Interim Credit Facility used to finance the acquisition of HemoCue, as described above.

          The Term Loan matures on May 31, 2012 and requires principal repayments of 1.25% of the amount borrowed on the last day of each calendar quarter starting on September 30, 2007, with the quarterly payments increasing on September 30, 2009 to 2.5% of the amount borrowed and on September 30, 2011 to 17.5% of the amount borrowed, with the remainder of the outstanding balance due on May 31, 2012. The Term Loan facility is guaranteed by certain of the Company’s domestic, wholly owned subsidiaries. Interest under the Term Loan is based on certain published rates plus an applicable margin that will vary over a range from 40 basis points to 125 basis points based on changes in the Company’s public debt ratings. At the Company’s option, it may elect to enter into LIBOR-based interest rate contracts for periods up to six months. Interest on any outstanding amounts not covered under the LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

rate or federal funds rate. In June 2007, the Company repaid $90 million under the Term Loan. At June 30, 2007, the interest rate was 5.82% .

          The Company incurred approximately $6.6 million of costs associated with the Term Loan, which will be amortized over the term of the related debt.

          AmeriPath Debt

          In connection with the acquisition of AmeriPath, the Company repaid substantially all of AmeriPath’s outstanding debt and related accrued interest, which approximated $780 million, as well as approximately $31 million representing the tender premium and related solicitation fees related to the Company’s tender offer and consent solicitation for $350 million aggregate principal amount of 10.5% Senior Subordinated Notes of AmeriPath, Inc. due 2013 (“the AmeriPath subordinated senior notes”), which commenced on May 21, 2007.

          In conjunction with the cash tender offer, approximately $348 million in aggregate principal amount, or 99.4% of the $350 million of outstanding AmeriPath subordinated senior notes, was tendered. The Company made payments totaling $386 million to holders of such notes with respect to the cash tender offer and consent solicitation including, tender premium and related solicitation fees and accrued interest.

          2007 Senior Notes

          On June 22, 2007, the Company completed an $800 million senior notes offering (the “2007 Senior Notes”). The 2007 Senior Notes were priced in two tranches: (a) $375 million aggregate principal amount of 6.40% senior notes due 2017 (the “Senior Notes due 2017”), issued at a discount of approximately $0.8 million and (b) $425 million aggregate principal amount of 6.95% senior notes due 2037 (the “Senior Notes 2037”), issued at a discount of approximately $4.7 million. After considering the discounts, the effective interest rate on the Senior Notes due 2017 and the Senior Notes due 2037 is 6.43% and 7.04%, respectively. The 2007 Senior Notes require semiannual interest payments, which will commence on January 1, 2008. The 2007 Senior Notes are unsecured obligations of the Company and rank equally with the Company’s other unsecured obligations. The 2007 Senior Notes do not have a sinking fund requirement and are fully and unconditionally guaranteed on a senior, unsecured basis, by certain of the Company’s domestic, wholly owned subsidiaries.

          The Company incurred approximately $6.3 million of costs associated with the 2007 Senior Notes, which will be amortized over the term of the related debt.

          The Company used the net proceeds from the 2007 Senior Notes to repay the $780 million of borrowings under the Bridge Loan, discussed above.

          Treasury Forward Agreement

          In June 2007, the Company entered into forward starting interest rate swap agreements with three financial institutions for a total notional amount of $300 million to lock the interest rate of a portion of the Company’s offering of its debt securities in the second quarter of 2007 (the “Treasury Forward Agreements”). The Treasury Forward Agreements were entered into to hedge a portion of the Company’s interest rate exposure associated with the minimum amount of debt securities that were issued in the second quarter of 2007. In connection with the Company’s 2007 Senior Notes issued in June 2007, the Treasury Forward Agreements were settled and the Company paid $3.5 million, representing the loss on the settlement of the Treasury Forward Agreements. These losses are deferred in stockholders’ equity (as a component of comprehensive income (loss)) and will be amortized as an adjustment to interest expense over the term of the Senior Notes due 2017.

          Other Financing Activities

          In May 2007, the Company entered into a new $750 million senior unsecured revolving credit facility (the “Credit Facility”) which replaced the Company’s $500 million senior unsecured revolving credit facility. The Credit Facility matures in May 2012. Interest on the Credit Facility is based on certain published rates plus an applicable margin that will vary over a range from 40 basis points to 125 basis points based on changes in the Company’s public

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

debt ratings. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to six months. Interest on any outstanding amounts not covered under the LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. The facility is guaranteed by certain of the Company’s domestic, wholly owned subsidiaries. At June 30, 2007, there were no outstanding borrowings under this credit facility.

          The Company incurred approximately $3.1 million of costs associated with the Credit Facility, which will be amortized over the term of the related debt.

          In addition, in May 2007, the Company increased its existing receivables securitization facility (the “Secured Receivables Credit Facility”) from $300 million to $375 million. The Secured Receivables Credit Facility is supported by one-year back-up facilities provided by two banks on a committed basis and matures on May 23, 2008. Interest on the Secured Receivables Credit Facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Borrowings outstanding under the secured receivables credit facility are classified as a current liability on the Company’s consolidated balance sheet. At June 30, 2007, borrowings under the facility totaled $350 million and the interest rate was 5.6% . The Company borrowed $50 million under the Secured Receivables Credit Facility in June 2007 which, together with cash on hand, was used to repay $90 million under the Company’s Term Loan described above.

          A description of the Company’s other indebtedness and related debt service requirements is contained in Note 10 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

          As of June 30, 2007, long-term debt, maturing in each of the years subsequent to December 31, 2007, is as follows:

Fiscal year ending December 31,
2008	$76,905
2009	122,024
2010	559,786
2011	914,822
2012	560,280
Thereafter	1,311,226
Total long-term debt	$3,545,043

6.          COMMITMENTS AND CONTINGENCIES

          In support of its risk management program, the Company has standby letters of credit issued under its letter of credit lines to ensure its performance or payment to third parties, which amounted to $80 million at June 30, 2007. The letters of credit, which are renewed annually, primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

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

          The Company has in the past entered into several settlement agreements with various government and private payers relating to industry-wide billing and marketing practices that had been substantially discontinued. The federal or state governments may bring additional claims based on new theories as to the Company’s practices which management believes to be in compliance with law. In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers alleging inappropriate billing practices. The Company is aware of certain pending lawsuits and has received several subpoenas related to billing practices. These matters include a class action and individual claims by patients arising out of the Company’s billing practices.

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

          Management has established reserves in accordance with generally accepted accounting principles for the matters discussed above. Such reserves totaled less than $5 million as of June 30, 2007. Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid. However, there may be

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

pending qui tam claims brought by former employees or other “whistle blowers”, or other pending claims as to which the Company has not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

7.       STOCKHOLDERS’ EQUITY

          Changes in stockholders’ equity for the six months ended June 30, 2007 were as follows:

					Accumulated
					Other
	Shares of				Compre-
	Common		Additional		hensive	Treasury	Compre-
	Stock	Common	Paid-In	Retained	Income	Stock,	hensive
	Outstanding	Stock	Capital	Earnings	(Loss)	at Cost	Income
Balance,
December 31, 2006	193,949	$2,138	$2,185,073	$1,800,255	$(65)	$(968,230)
Net income				247,225			$247,225
Currency translation					8,897		8,897
Market valuation of equity
investments					(105)		(105)
Deferred gain/(loss) and
associated amortization					(3,613)		(3,613)
Comprehensive income							$252,404
Dividends declared				(38,539)
Issuance of common stock
under benefit plans	230		(1,313)			11,084
Stock-based compensation
expense			31,608
Exercise of stock options	886		(16,154)			43,414
Shares to cover employee
payroll tax withholdings
on stock issued under
benefit plans	(18)	(1)	(918)
Tax benefits associated with
stock-based compensation
plans			6,813
Purchases of treasury stock	(2,060)					(105,000)
Adjustments upon adoption
of FASB Interpretation
No . 48			(10,441)	(5,146)
Other			2,345
Balance,
June 30, 2007	192,987	$2,137	$2,197,013	$2,003,795	$5,114	$(1,018,732)

          For the three months ended June 30, 2007, total comprehensive income was $146 million.

          During the second quarter of 2007, the Company received reimbursement of $2.3 million from Corning Incorporated related to tax benefits on indemnified billing-related claims, as reflected in “Other” in the table above.

          During the first quarter of 2007, the Company repurchased 2.1 million shares of its common stock at an average price of $50.98 per share for $105 million. For the three and six months ended June 30, 2007, the Company reissued 0.4 million shares and 1.1 million shares, respectively, for employee benefit plans. Since the inception of the share repurchase program in May 2003 through June 30, 2007, the Company has repurchased 43.4 million shares of its common stock at an average price of $45.18 for approximately $2 billion. At June 30, 2007, $145 million of the share repurchase authorizations remained available.

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

          Changes in stockholders’ equity for the six months ended June 30, 2006 were as follows:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

						Accumulated
						Other
	Shares of					Compre-
	Common		Additional		Unearned	hensive	Treasury	Compre-
	Stock	Common	Paid-In	Retained	Compen-	Income	Stock,	hensive
	Outstanding	Stock	Capital	Earnings	sation	(Loss)	at Cost	Income
Balance,
December 31, 2005	198,455	$2,137	$2,175,533	$1,292,510	$(3,321)	$(6,205)	$(697,670)
Net income				276,613				$276,613
Currency translation						2,702		2,702
Market valuation of equity
investments						2,421		2,421
Deferred gain/(loss) and
associated amortization						(85)		(85)
Comprehensive income								$281,651
Dividends declared				(39,656)
Reclassification upon
adoption of SFAS123R			(3,321)		3,321
Issuance of common stock
under benefit plans	380		(2,909)				14,912
Stock-based compensation
expense			39,489
Exercise of stock options	2,853		(58,982)				132,285
Shares to cover employee
payroll tax withholdings
on stock issued under
benefit plans	(10)		(524)
Tax benefits associated with
stock-based compensation
plans			27,725
Purchases of treasury stock	(4,607)						(253,975)
Balance,
June 30, 2006	197,071	$2,137	$2,177,011	$1,529,467	$-	$(1,167)	$(804,448)

          For the three months ended June 30, 2006, total comprehensive income was $135 million.

          For the three months ended June 30, 2006, the Company repurchased 2.6 million shares of its common stock at an average price of $57.49 per share for $150 million. For the six months ended June 30, 2006, the Company repurchased 4.6 million shares of its common stock at an average price of $55.13 per share for $254 million. For the three and six months ended June 30, 2006, the Company reissued 1.5 million shares and 3.2 million shares, respectively, for employee benefit plans.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

8.          SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Depreciation expense	$49,548	$46,921	$95,423	$92,505

Interest expense	(40,683)	(24,268)	(68,773)	(48,755)
Interest income	1,525	1,635	3,088	2,629
Interest expense, net	(39,158)	(22,633)	(65,685)	(46,126)

Interest paid	58,810	25,641	79,084	47,537
Income taxes paid	130,989	174,260	140,240	182,873

Businesses acquired:
Fair value of assets acquired	$2,356,750	$-	$2,886,712	$-
Fair value of liabilities assumed	1,145,590	-	1,333,888	-

          Other income (expense), net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the three and six months ended June 30, 2006, “other income (expense), net” included a second quarter charge of $12.3 million associated with the write-down of an investment. For the six months ended June 30, 2006, “other income (expense), net” included a first quarter gain of $15.8 million on the sale of an investment.

9.          DISCONTINUED OPERATIONS

          During the fourth quarter of 2005, NID instituted its second voluntary product hold within a six-month period due to quality issues, which adversely impacted the operating performance of NID. As a result, the Company evaluated a number of strategic options for NID. On April 19, 2006, the Company decided to discontinue NID’s operations. During the third quarter of 2006, the Company completed its wind down of NID and classified the operations of NID as discontinued operations. Results of operations for NID have been reported as discontinued operations in the accompanying consolidated statements of operations and related disclosures for all periods presented.

          The government investigation of NID continues (see Note 6). While management does not believe that these matters will have a material adverse impact on the Company’s overall financial condition, their final resolution could be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid.

          Summarized financial information for the discontinued operations of NID is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net revenues	$-	$1,253	$-	$3,556

Loss from discontinued operations before income
taxes	(1,111)	(34,730)	(3,766)	(48,938)
Income tax benefit	(464)	(10,746)	(1,497)	(14,987)
Loss from discontinued operations, net of taxes	$(647)	$(23,984)	$(2,269)	$(33,951)

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Results for the three and six months ended June 30, 2007 reflect expenses associated with the on-going government investigation of NID. Results for the three and six months ended June 30, 2006 reflect losses from NID’s operations, due to its voluntary product hold instituted late in the second quarter of 2005 in connection with a quality review of all its products and pre-tax charges of $28.3 million recorded in the second quarter of 2006, primarily related to the wind-down of NID’s operations. These charges included: inventory write-offs of $7.4 million; asset impairment charges of $4.6 million; employee severance costs of $5.3 million; contract termination costs of $6.0 million; and costs to support activities to wind-down the business, comprised primarily of employee costs and professional fees of $5.0 million.

          Balance sheet information related to NID was not material at June 30, 2007 and December 31, 2006.

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

          All other operating segments include the Company’s non-clinical laboratory testing businesses and consist of its risk assessment services business, its clinical trials testing business, its healthcare information technology business, MedPlus, and its diagnostics products businesses. The Company’s risk assessment business provides underwriting support services to the life insurance industry including teleunderwriting, paramedical examinations, laboratory testing and medical record retrieval. The Company’s clinical trials testing business provides clinical laboratory testing performed in connection with clinical research trials on new drugs. MedPlus is a developer and integrator of clinical connectivity and data management solutions for healthcare organizations, physicians and clinicians. The Company’s diagnostics products business manufactures and markets diagnostic test kits. On April 19, 2006, the Company decided to discontinue NID’s operations and results of operations for NID have been classified as discontinued operations for all periods presented (see Note 9). During the third quarter of 2006, the Company acquired Focus Diagnostics and Enterix, in the first quarter of 2007, it acquired HemoCue, and in the second quarter of 2007, it acquired AmeriPath (see Note 2). Enterix and HemoCue are included in the Company’s other operating segments. The majority of Focus Diagnostics’ operations are included in the Company’s clinical laboratory testing business, with the remainder in other operating segments. AmeriPath’s operations are included in the Company’s clinical laboratory testing business.

          At June 30, 2007, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

          The following table is a summary of segment information for the three and six months ended June 30, 2007 and 2006. Segment asset information is not presented since it is not reported to or used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses. General management and administrative corporate expenses, including amortization of intangible assets, are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statements contained in the Company’s 2006 Annual Report on Form 10-K and Note 1 to the interim consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2007		2006		2007		2006
Net revenues:
Clinical laboratory testing business	$1,492,177		$1,460,983		$2,883,451		$2,898,469
All other operating segments	148,979		122,099		283,913		237,718
Total net revenues	$1,641,156		$1,583,082		$3,167,364		$3,136,187

Operating earnings (loss):
Clinical laboratory testing business	$297,810	(a)	$323,249	(b)	$533,909	(a)	$607,809	(b)
All other operating segments	13,059	(c) (d)	6,982		10,579	(c) (d)	9,820
General corporate expenses	(38,460)		(32,905)		(71,209)		(61,585)
Total operating income	272,409		297,326		473,279		556,044
Non-operating expenses, net	(38,577)		(34,537)		(62,322)		(37,986)
Income from continuing operations
before income taxes	233,832		262,789		410,957		518,058
Income tax expense	91,853		106,828		161,463		207,494
Income from continuing operations	141,979		155,961		249,494		310,564
Loss from discontinued operations, net
of taxes	(647)		(23,984)	(e)	(2,269)		(33,951)	(e)
Net income	$141,332		$131,977		$247,225		$276,613

(a)	During the three and six months ended June 30, 2007, operating income included $3.2 million and $13 million, respectively, of charges, associated with workforce reductions in response to reduced volume levels.

(b)	During the three and six months ended June 30, 2006, operating income included $27 million of special charges, primarily associated with integration activities (See Note 3).

(c)	During the three and six months ended June 30, 2007, operating income included a $4 million charge related to the expensing of in-process research and development associated with the acquisition of HemoCue (See Note 2).

(d)	During the three and six months ended June 30, 2007, operating income included $0.3 million and $1.2 million, respectively, of charges, associated with workforce reductions in response to reduced volume levels.

(e)	Includes pre-tax charges of $28.3 million, primarily related to the wind-down of NID’s operations (see Note 9).

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

11.         SUMMARIZED FINANCIAL INFORMATION

          The Company’s 5.125% senior notes due 2010, 7.5% senior notes due 2011, 5.45% senior notes due 2015, 6.40% senior notes due 2017 and 6.95% senior notes due 2037 are fully and unconditionally guaranteed by certain of the Company’s wholly owned subsidiaries that have operations in the United States (the “Subsidiary Guarantors”). With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign subsidiaries and less than wholly owned subsidiaries.

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

          The following condensed consolidating financial data illustrates the composition of the combined guarantors. Investments in subsidiaries are accounted for by the parent using the equity method for purposes of the supplemental consolidating presentation. Earnings (losses) of subsidiaries are therefore reflected in the parent’s investment accounts and earnings. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Focus Diagnostics, HemoCue and AmeriPath have been included in the accompanying condensed consolidating financial data, subsequent to the closing of the acquisitions, as Subsidiary Guarantors.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2007

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$203,886	$1,332,434	$185,680	$(80,844)	$1,641,156

Operating costs and expenses:
Cost of services	121,406	782,923	64,413	-	968,742
Selling, general and administrative	47,482	269,454	84,078	(5,909)	395,105
Amortization of intangible assets	50	4,009	1,291	-	5,350
Royalty (income) expense	(99,091)	99,091	-	-	-
Other operating (income) expense, net	51	(288)	(213)	-	(450)
Total operating costs and expenses	69,898	1,155,189	149,569	(5,909)	1,368,747
Operating income	133,988	177,245	36,111	(74,935)	272,409
Non-operating expenses, net	(35,361)	(73,435)	(4,716)	74,935	(38,577)
Income from continuing operations before taxes	98,627	103,810	31,395	-	233,832
Income tax expense	37,246	41,534	13,073	-	91,853
Income from continuing operations	61,381	62,276	18,322	-	141,979
Loss from discontinued operations, net of taxes	-	(656)	9	-	(647)
Equity earnings from subsidiaries	79,951	-	-	(79,951)	-
Net income	$141,332	$61,620	$18,331	$(79,951)	$141,332

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2006

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$242,810	$1,253,966	$180,136	$(93,830)	$1,583,082

Operating costs and expenses:
Cost of services	126,360	739,416	60,921	-	926,697
Selling, general and administrative	40,045	258,747	64,587	(5,517)	357,862
Amortization of intangible assets	363	1,894	-	-	2,257
Royalty (income) expense	(98,068)	98,068	-	-	-
Other operating expense, net	(1,359)	(82)	381	-	(1,060)
Total operating costs and expenses	67,341	1,098,043	125,889	(5,517)	1,285,756
Operating income	175,469	155,923	54,247	(88,313)	297,326
Non-operating (expenses) income, net	(48,096)	(74,007)	(747)	88,313	(34,537)
Income from continuing operations before taxes	127,373	81,916	53,500	-	262,789
Income tax expense	51,993	32,655	22,180	-	106,828
Income from continuing operations	75,380	49,261	31,320	-	155,961
Loss from discontinued operations, net of taxes	-	(16,396)	(7,588)	-	(23,984)
Equity earnings from subsidiaries	56,597	-	-	(56,597)	-
Net income	$131,977	$32,865	$23,732	$(56,597)	$131,977

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2007

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$415,769	$2,554,757	$356,565	$(159,727)	$3,167,364

Operating costs and expenses:
Cost of services	244,840	1,530,962	124,725	-	1,900,527
Selling, general and administrative	100,062	523,782	167,732	(11,678)	779,898
Amortization of intangible assets	135	6,562	3,113	-	9,810
Royalty (income) expense	(194,228)	194,228	-	-	-
Other operating (income) expense, net	44	(282)	4,088	-	3,850
Total operating costs and expenses	150,853	2,255,252	299,658	(11,678)	2,694,085
Operating income	264,916	299,505	56,907	(148,049)	473,279
Non-operating expenses, net	(63,698)	(139,570)	(7,103)	148,049	(62,322)
Income from continuing operations before taxes	201,218	159,935	49,804	-	410,957
Income tax expense	76,204	64,147	21,112	-	161,463
Income from continuing operations	125,014	95,788	28,692	-	249,494
Loss from discontinued operations, net of taxes	-	(2,176)	(93)	-	(2,269)
Equity earnings from subsidiaries	122,211	-	-	(122,211)	-
Net income	$247,225	$93,612	$28,599	$(122,211)	$247,225

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2006

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$473,816	$2,497,060	$345,741	$(180,430)	$3,136,187

Operating costs and expenses:
Cost of services	254,504	1,469,921	118,432	-	1,842,857
Selling, general and administrative	74,163	510,878	132,320	(10,985)	706,376
Amortization of intangible assets	791	3,804	-	-	4,595
Royalty (income) expense	(193,101)	193,101	-	-	-
Other operating expense, net	590	24,758	967	-	26,315
Total operating costs and expenses	136,947	2,202,462	251,719	(10,985)	2,580,143
Operating income	336,869	294,598	94,022	(169,445)	556,044
Non-operating (expenses) income, net	(65,248)	(142,755)	572	169,445	(37,986)
Income from continuing operations before taxes	271,621	151,843	94,594	-	518,058
Income tax expense	108,548	60,585	38,361	-	207,494
Income from continuing operations	163,073	91,258	56,233	-	310,564
Loss from discontinued operations, net of taxes	-	(22,866)	(11,085)	-	(33,951)
Equity earnings from subsidiaries	113,540	-	-	(113,540)	-
Net income	$276,613	$68,392	$45,148	$(113,540)	$276,613

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Balance Sheet
June 30, 2007
			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$74,353	$29,408	$18,537	$-	$122,298
Accounts receivable, net	9,860	273,791	689,417	-	973,068
Other current assets	66,563	143,196	110,076	-	319,835
Total current assets	150,776	446,395	818,030	-	1,415,201
Property, plant and equipment, net	214,269	632,850	41,755	-	888,874
Goodwill and intangible assets, net	153,506	5,346,797	529,189	-	6,029,492
Intercompany receivable (payable)	844,415	(749,142)	(95,273)	-	-
Investment in subsidiaries	5,185,588	-	-	(5,185,588)	-
Other assets	145,827	28,002	40,381	(53,744)	160,466
Total assets	$6,694,381	$5,704,902	$1,334,082	$(5,239,332)	$8,494,033

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$397,081	$344,099	$51,269	$-	$792,449
Short-term borrowings and current portion
of long-term debt	-	16,881	350,222	-	367,103
Total current liabilities	397,081	360,980	401,491	-	1,159,552
Long-term debt	2,961,389	293,826	289,828	-	3,545,043
Other liabilities	146,584	434,734	72,537	(53,744)	600,111
Stockholders’ equity	3,189,327	4,615,362	570,226	(5,185,588)	3,189,327
Total liabilities and stockholders’ equity	$6,694,381	$5,704,902	$1,334,082	$(5,239,332)	$8,494,033

Condensed Consolidating Balance Sheet
December 31, 2006
			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$134,598	$7,661	$7,381	$-	$149,640
Accounts receivable, net	4,380	139,934	630,100	-	774,414
Other current assets	55,213	124,104	87,647	-	266,964
Total current assets	194,191	271,699	725,128	-	1,191,018
Property, plant and equipment, net	215,224	520,184	16,949	-	752,357
Goodwill and intangible assets, net	152,903	3,365,359	66,130	-	3,584,392
Intercompany receivable (payable)	124,698	(9,576)	(115,122)	-	-
Investment in subsidiaries	3,685,481	-	-	(3,685,481)	-
Other assets	133,051	6,748	38,909	(44,993)	133,715
Total assets	$4,505,548	$4,154,414	$731,994	$(3,730,474)	$5,661,482

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$444,326	$363,074	$26,596	$-	$833,996
Short-term borrowings and current portion
of long-term debt	-	16,874	300,000	-	316,874
Total current liabilities	444,326	379,948	326,596	-	1,150,870
Long-term debt	933,272	304,854	979	-	1,239,105
Other liabilities	108,779	159,199	29,351	(44,993)	252,336
Stockholders’ equity	3,019,171	3,310,413	375,068	(3,685,481)	3,019,171
Total liabilities and stockholders’ equity	$4,505,548	$4,154,414	$731,994	$(3,730,474)	$5,661,482

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2007

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$247,225	$93,612	$28,599	$(122,211)	$247,225
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	24,767	72,667	7,799	-	105,233
Provision for doubtful accounts	6,544	24,126	108,055	-	138,725
Other, net	(111,979)	34,439	2,063	122,211	46,734
Changes in operating assets and liabilities	35,899	(171,163)	(122,307)	-	(257,571)
Net cash provided by operating activities	202,456	53,681	24,209	-	280,346
Net cash used in investing activities	(1,616,132)	(1,227,499)	(313,110)	1,581,482	(1,575,259)
Net cash provided by financing activities	1,353,431	1,195,565	300,057	(1,581,482)	1,267,571
Net change in cash and cash equivalents	(60,245)	21,747	11,156	-	(27,342)
Cash and cash equivalents, beginning of period	134,598	7,661	7,381	-	149,640
Cash and cash equivalents, end of period	$74,353	$29,408	$18,537	$-	$122,298

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2006

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$276,613	$68,392	$45,148	$(113,540)	$276,613
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	23,094	69,751	5,775	-	98,620
Provision for doubtful accounts	3,059	27,943	92,771	-	123,773
Provision for restructuring	-	45,141	7,920	-	53,061
Other, net	(155,492)	14,440	10,675	113,540	(16,837)
Changes in operating assets and liabilities	191,575	(189,600)	(126,094)	-	(124,119)
Net cash provided by operating activities	338,849	36,067	36,195	-	411,111
Net cash used in investing activities	(72,550)	(56,102)	(4,687)	57,645	(75,694)
Net cash provided by (used in) financing
activities	(207,198)	23,572	(35,597)	(57,645)	(276,868)
Net change in cash and cash equivalents	59,101	3,537	(4,089)	-	58,549
Cash and cash equivalents, beginning of period	76,941	4,759	10,430	-	92,130
Cash and cash equivalents, end of period	$136,042	$8,296	$6,341	$-	$150,679

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

          UNH accounted for approximately 7% of our net revenues in 2006, with some of our regional laboratories having concentrations as high as 15% to 20%. As one of many contracted providers, we estimate that we served approximately half of UNH’s members or approximately three times as many as our single largest competitor. We believe that this was because physicians and patients preferred using us due to quality and convenience. While we expect to continue to service UNH’s members in certain limited markets as a contracted provider and in other markets as a non-contracted provider, UNH has threatened physicians with penalties if they continue to send laboratory testing to non-contracted providers as of March 1, 2007. In addition, UNH has been aggressively communicating to its members that they may be faced with higher co-payments and deductibles if they use an out-of-network laboratory. We believe UNH’s actions are unprecedented. While we retained virtually all of our UNH business through December 31, 2006, we estimate that by June 30, 2007, about 75% of our direct UNH business has moved to various contracted providers. However, we continue to be encouraged by physicians’ decisions to select Quest Diagnostics when given a choice, and we have seen no further loss of discretionary work during the second quarter. We expect that some additional work we perform for UNH members will move to contracted providers before the end of 2007, as a result of the on-going actions UNH is taking. However, it is possible that if patients and physicians are sufficiently dissatisfied with the services they receive from the providers UNH is requiring them to use, we may regain some of the lost business. In most cases when we perform testing for UNH members as a non-contracted provider we are entitled to reimbursement and UNH is required to pay for our services, often at rates in excess of what we were previously reimbursed.

          Our current expectation is that no longer being a contracted provider to UNH and becoming a non-contracted provider to Horizon Blue Cross Blue Shield of New Jersey (which accounted for approximately 1% of our net revenues in 2006), will reduce our clinical testing volume in 2007 by between 7% and 10%, most of that resulting from the direct loss of previously contracted work, and some of it associated with the loss of other work from physicians who choose to consolidate their testing with a single laboratory.

          We have remained committed to providing a superior service level to patients, physicians and other customers. As a result, we have been able to renew, and in some cases expand, our relationships with a number of important health plans, in each case on economic terms which satisfied both parties, and at prices which recognized the differentiated level of service we provide. While there remain a number of managed care agreements to be renewed over the next six months, we now have agreements in place which account for almost 60% of our contracted managed care business coming into 2007, with most of the newly contracted business extending into 2010 or beyond.

          Efforts to Improve Operating Efficiency

          A large portion of our costs are fixed, making it more challenging to fully mitigate the profit impact of lost volume in the short term. In response to reduced volume levels, as a result of contract changes, we have taken actions to improve our operating efficiency and mitigate the profit impact of reduced volume levels and increased pricing pressure. During 2007 we have taken actions to adjust our cost structure while maintaining and, in some cases, improving service levels. These actions have served to reduce our operating costs on an annualized basis by over $200 million. In addition, we have done extensive analyses of all of our business processes and have identified specific opportunities, to reduce annual operating costs by another $500 million, and expect to achieve this annual rate by the end of 2009. We believe these actions will offset the profit impact of reduced volumes and increased pricing pressure, and enable us to expand margins. As detailed plans to implement these opportunities are approved and executed, it will result in charges to earnings associated with the implementation. These charges may be material to the results of operations and cash flows in the periods recorded or paid.

          Acquisition of AmeriPath

          On May 31, 2007 we completed the acquisition of AmeriPath Group Holdings, Inc., (“AmeriPath”), in an all-cash transaction valued at approximately $2 billion, including approximately $780 million of assumed debt and related accrued interest. AmeriPath is a leading provider of anatomic pathology, including dermatopathology and esoteric testing, which generates annual revenues of approximately $800 million.

          Through the acquisition, we acquired all of AmeriPath’s operations. AmeriPath, with its team of approximately 400 board certified pathologists, operates 40 outpatient anatomic pathology laboratories and provides inpatient anatomic pathology and medical director services for approximately 200 hospitals throughout the country. We financed the all-cash purchase price and related transaction costs, together with the repayment of approximately $780 million of principal and related accrued interest representing substantially all of AmeriPath’s debt, as well as the refinancing of the $450 million term loan used to finance the acquisition of HemoCue with: $1.6 billion of borrowings under a new five-year term loan facility, $780 million of borrowings under a new one-year bridge loan and cash on-hand. In June 2007, we completed an $800 million senior notes offering. The net proceeds of the senior notes offering were used to repay the $780 million borrowed under the bridge loan. The acquisition will be accounted for under the purchase method of accounting. See Notes 2 and 5 of the interim consolidated financial statements for further descriptions of the acquisition of AmeriPath and our debt outstanding.

          We are in the process of developing our integration plans for AmeriPath and the related costs of the integration. To the extent that the costs relate to actions that impact the employees and operations of AmeriPath, such costs will be accounted for as a cost of the acquisition and will be included in goodwill. To the extent that the costs relate to actions that impact Quest Diagnostics’ employees and operations, such costs will be accounted for as a charge to earnings in the periods that the related integration plans are finalized and approved. These charges may be material to the results of operations and cash flows in the period recorded or paid. We expect to finalize the major components of our integration plans during 2007.

          Acquisition of HemoCue

          On January 31, 2007, we acquired POCT Holding AB (“HemoCue”), a Sweden-based company specializing in near patient testing, in an all-cash transaction valued at approximately $450 million, including $113 million of assumed debt of HemoCue, as described in Note 2 to the interim consolidated financial statements. The transaction was financed through an interim credit facility, which was refinanced during the second quarter of 2007 in connection with the financing of the AmeriPath acquisition and is not expected to have a material impact on our 2007 financial results.

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

          Results of Operations

          Our clinical testing business currently represents our one reportable business segment. The clinical testing business accounted for greater than 90% of revenues from continuing operations in 2007 and 2006, respectively. Our other operating segments consist of our risk assessment services business, our clinical trials testing business, our healthcare information technology business, MedPlus, and our diagnostic products business. On April 19, 2006, we decided to discontinue the operations of a test kit manufacturing subsidiary, NID. During the third quarter of 2006, we completed our wind down of NID and classified the operations of NID as discontinued operations for all periods presented. Our business segment information is disclosed in Note 10 to the interim consolidated financial statements.

          Three and Six Months Ended June 30, 2007 Compared with Three and Six Months Ended June 30, 2006

          Continuing Operations

          Income from continuing operations for the three months ended June 30, 2007 was $142 million, or $0.73 per diluted share, compared to $156 million, or $0.78 per diluted share, in 2006. Income from continuing operations for the six months ended June 30, 2007 was $249 million, or $1.28 per diluted share, compared to $311 million, or $1.55 per diluted share in 2006. These decreases in income from continuing operations were principally associated with our change in contract status with UNH.

          Results for the three and six months ended June 30, 2007 include pre-tax charges of $3.5 million, or $0.01 per share, and $14.2 million, or $0.04 per share, respectively, associated with workforce reductions in response to reduced volume levels. Results for the six months ended June 30, 2007 include a pre-tax charge of $4.0 million, or $0.01 per share, related to in-process research and development expense associated with the HemoCue acquisition. In addition, results for the six months ended June 30, 2007 were unfavorably impacted by severe storms in the central part of the United States, which reduced revenues by approximately $13 million and operating income by approximately $10 million, or $0.03 per share.

          Results for the six months ended June 30, 2006 include pre-tax charges of $27 million, or $0.08 per share, recorded in the first quarter primarily associated with integration activities. In addition, the year-to-date results for 2006 include pre-tax net gains of $4 million, or $0.01 per diluted share, consisting of a first quarter gain of $16 million, or $0.05 per diluted share, related to the sale of an investment partially offset by a second quarter loss of $12 million, or $0.04 per diluted share, related to the write-off of an investment.

          Net Revenues

          Net revenues for the three months ended June 30, 2007 were $1.6 billion, 3.7% above the prior year level. Net revenues for the six months ended June 30, 2007 were $3.2 billion, an increase of 1% over the prior year level. The acquisition of AmeriPath contributed 4.4% and 2.2% to revenue growth for the three and six months ended June 30, 2007, respectively. Our acquisitions of Focus Diagnostics, Enterix and HemoCue contributed about 2% to revenue growth for the three and six months ended June 30, 2007. The impact of our change in status with UNH reduced reported revenue growth by an estimated 4.4% and 4.6% for the three and six months ended June 30, 2007, respectively.

          For the three months ended June 30, 2007, revenues in our clinical testing business, which accounts for over 90% of our total revenues, were 2.1% above the prior year level, with AmeriPath contributing 4.8% growth. Volume, measured by the number of requisitions, declined 6.0% for the three months ended June 30, 2007, primarily due to our change in status with UNH, partially offset by the impact of the AmeriPath acquisition, which increased volume by about 2%. Revenue per requisition increased 8.6% for the three months ended June 30, 2007 and was impacted by the results of AmeriPath, which contributed 3.1% to the improvement.

          For the six months ended June 30, 2007, clinical testing revenues were one-half percent below the prior year level, and were favorably impacted by the acquisition of AmeriPath, which contributed growth of 2.4% . For the six months ended June 30, 2007, revenue per requisition improved 6.6% and was favorably impacted by the acquisition of AmeriPath, which contributed 1.6% to the improvement. Volume declined 6.6% for the six months ended June 30, 2007, primarily due to our change in status with UNH partially offset by the impact of the AmeriPath acquisition, which contributed 1% of volume growth.

          We estimate that revenues declined approximately 4.4% and 4.6% during the three and six months ended June 30, 2007, respectively, due to our change in status with UNH, with volume reduced by an estimated 6.9% and 6.5% for the three and six months ended June 30, 2007, respectively. This decrease was partially offset by a positive impact to revenue per requisition estimated at 2.0% and 1.5% for the three and six months ended June 30, 2007, respectively, associated with higher reimbursement on the retained UNH work. Almost a one-half percent of the second quarter increase was associated with corrections UNH made to its reimbursement rates.

          Our businesses other than clinical laboratory testing accounted for approximately 9% of our net revenues for the three and six months ended June 30, 2007. These businesses include our risk assessment services business, our clinical trials testing business, our healthcare information technology business, MedPlus, and our diagnostic products business. The revenues for these businesses as a group grew 22% and 19% for the three and six months ended June 30, 2007, respectively, as compared to the prior year periods, with the increase primarily driven by our acquisitions of HemoCue, Focus Diagnostics and Enterix.

          Operating Costs and Expenses

          Total operating costs and expenses for the three and six months ended June 30, 2007 increased $83 million and $114 million, respectively, from the prior year periods. While costs were reduced associated with lower volume levels and actions taken to reduce the size of our workforce, costs increased associated with annual compensation adjustments, increased expenditures to maintain and improve service levels, and costs associated with clarifying for patients, physicians and employers significant misinformation which had circulated about the UNH contract change. In addition, costs associated with the acquired operations of AmeriPath, Focus Diagnostics, Enterix and HemoCue increased costs by approximately $98 million and $125 million for the three and six months ended June 30, 2007, respectively. Results for the three months ended June 30, 2007 include $3.5 million of costs associated with workforce reductions ($2.5 million included in costs of services and $1.0 million in selling, general and administrative). Results for the six months ended June 30, 2007 include $14.2 million of costs associated with workforce reductions ($6.4 million included in costs of services and $7.8 million in selling, general and administrative) and $4.0 million of in-process research and development costs associated with the acquisition of HemoCue, which was recorded in other operating (income) expense, net.

          For the six months ended June 30, 2006, $26.8 million in special charges are reflected in other operating (income) expense, net and relate principally to costs associated with integrating LabOne, which we acquired in November 2005, and consolidating our operations in California into our new facility in West Hills.

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 59.0% of net revenues for the three months ended June 30, 2007, increasing from 58.5% of net revenues in the prior year period. For the six months ended June 30, 2007, cost of services as a percentage of net revenues, increased to 60.0% from 58.8% in the prior year period. The increases over the prior year are primarily due to lower volumes in our clinical testing business and costs associated with workforce reductions. Partially offsetting these increases were improvements related to the increase in average revenue per requisition and efficiency gains resulting from our Six Sigma, standardization and consolidation initiatives.

          Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense, and general management and administrative support, were 24.1% of net revenues for the three months ended June 30, 2007, compared to 22.6% in the prior year period. For the six months ended June 30, 2007, selling, general and administrative expenses, as a percentage of net revenues increased to 24.6% from 22.5% in the prior year period. The increases over the prior year periods are primarily due to lower volume levels in our clinical testing business; increased billing and bad debt expense associated with having to bill patients for a portion of the retained UNH work; costs associated with workforce reductions; and costs associated with efforts to retain business and clarify for patients, physicians and employers misinformation regarding the UNH contract change.

          For the three months ended June 30, 2007 and 2006, bad debt expense was 4.3% and 3.8% of net revenues, respectively. The higher bad debt rate was principally driven by AmeriPath, which contributed approximately 0.3% of the increase. AmeriPath carries a higher bad debt rate than the rest of our business, primarily due to its revenue and customer mix.

          For the six months ended June 30, 2007 and 2006, bad debt expense was 4.4% and 3.9% of net revenues, respectively. The higher bad debt rate was principally driven by higher bad debt expense associated with billing patients directly for a portion of the UNH volume.

          Other operating (income) expense, net represents miscellaneous income and expense items related to operating activities, including gains and losses associated with the disposal of operating assets and provisions for restructurings and other special charges. For the six months ended June 30, 2007, other operating (income) expense, net includes a $4.0 million charge related to in-process research and development expense recorded in connection with the acquisition of HemoCue.

          For the six months ended June 30, 2006, other operating (income) expense, net includes a charge of $20.7 million associated with the integration of LabOne. In addition, other operating (income) expense, net for the six months ended June 30, 2006 includes a $4.1 million charge related to consolidating our operations in California into a new facility.

          Operating Income

          Operating income for the three months ended June 30, 2007 was $272 million, or 16.6% of net revenues, compared to $297 million, or 18.8% of net revenues, in the prior year period. For the six months ended June 30, 2007, operating income was $473 million, or 14.9% of net revenues, compared to $556 million, or 17.7% of net revenues in the prior year period. The decreases from the prior year periods are primarily due to lower volume levels in our clinical testing business, and the various items which served to increase costs of sales and selling, general and administrative costs as a percentage of revenues.

          Other Income (Expense)

          Interest expense, net for the three and six months ended June 30, 2007 increased $17 million and $20 million, respectively, over the prior year periods. The increases were primarily due to additional interest expense associated with borrowings to fund acquisitions. See Note 5 to the interim consolidated financial statements for a discussion of our outstanding debt.

          Other income (expense), net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the three and six months ended June 30, 2006, other income (expense), net includes a second quarter charge of $12.3 million associated with the write-down of an investment. For the six months ended June 30, 2006, other income (expense), net includes a first quarter gain of $15.8 million on the sale of an investment.

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

          Loss from discontinued operations, net of tax, for the three months ended June 30, 2007 was $0.6 million, with no impact to diluted earnings per share, compared to $24 million, or $0.12 per diluted share in 2006. Loss from discontinued operations, net of tax, for the six months ended June 30, 2007 was $2.2 million, or $0.01 per diluted share, compared to $34 million, or $0.17 per diluted share in 2006. Results for the three and six months ended June 30, 2007 reflect expenses associated with the on-going government investigation of NID. Results for the three and six months ended June 30, 2006 reflect losses from NID’s operations, due to its voluntary product hold instituted late in the second quarter of 2005 in connection with a quality review of all its products and pre-tax charges of $28.3 million recorded in the second quarter of 2006, primarily related to the wind-down of NID’s operations. These charges included: inventory write-offs of $7.4 million; asset impairment charges of $4.6 million; employee severance costs of $5.3 million; contract termination costs of $6.0 million; and costs to support activities to wind-down the business, comprised primarily of employee costs and professional fees of $5.0 million.

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

          At June 30, 2007 and December 31, 2006, the fair value of our debt was estimated at approximately $3.9 billion and $1.6 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At June 30, 2007, the carrying value exceeded the estimated fair value of the debt by approximately $8.2 million. At December 31, 2006, the estimated fair value exceeded the carrying value of the debt by approximately $0.4 million. A hypothetical 10% increase in interest rates (representing approximately 61 and 59 basis points at June 30, 2007 and December 31, 2006, respectively) would potentially reduce the estimated fair value of our debt by approximately $84 million and $33 million at June 30, 2007 and December 31, 2006, respectively.

          Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility, our term loan due December 2008 and our term loan due May 2012 are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest rates on our senior unsecured revolving credit facility, term loan due December 2008 and term loan due May 2012 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of June 30, 2007, the borrowing rate under these credit facilities were: for our senior unsecured credit facility, the borrowing rate was LIBOR plus 0.40%; for our term loan due December 2008, the borrowing rate was LIBOR plus 0.55%; and for our term loan due May 2012, the borrowing rate was LIBOR plus 0.50% . At June 30, 2007, the LIBOR rate was 5.32% . At June 30, 2007, there was $1.5 billion outstanding under our term loan due May 2012, $60 million outstanding under our term loan due December 2008, $350 million outstanding under our secured receivables credit facility and no borrowings outstanding under our $750 million senior unsecured revolving credit facility. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing approximately 53 basis points) would impact annual net interest expense by approximately $10 million, assuming no changes to the debt outstanding at June 30, 2007. For details regarding our outstanding debt, see Note 5 to the interim consolidated financial statements included in this report and Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

          Risk Associated with Investment Portfolio

          Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying values of our available-for-sale equity securities and privately held securities were $26.7 million at June 30, 2007.

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

          Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at June 30, 2007 totaled $122 million compared to $150 million at December 31, 2006. Cash flows from operating activities in 2007 were $280 million, which together with cash flows from financing activities of $1.3 billion and cash on-hand, were used to fund investing activities of $1.6 billion. Cash and cash equivalents at June 30, 2006 totaled $151 million, compared to $92 million at December 31, 2005. Cash flows from operating activities in 2006 were $411 million, which were used to fund investing and financing activities of $76 million and $277 million, respectively.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for the six months ended June 30, 2007 was $280 million compared to $411 million in the prior year period. This decrease was primarily due to lower earnings in the current year and increased payments associated with variable compensation earned in the prior year coupled with a decrease in accounts payable and accrued expense. In addition, cash flow from operating activities for the six months ended June 30, 2007 was reduced by $57 million of fees and other expenses paid in connection with the acquisition of AmeriPath. Days sales outstanding, a measure of billing and collection efficiency, were 51 days at June 30, 2007 compared to 47 days at March 31, 2007 and 48 days at December 31, 2006. Substantially all of the increase in days sales outstanding is related to the impact of AmeriPath. We expect AmeriPath’s impact on our days sales outstanding to decrease to approximately 2 days by year-end and less than that over time.

          Cash Flows from Investing Activities

          Net cash used in investing activities for the six months ended June 30, 2007 was $1.6 billion, consisting principally of $1.2 billion related to the acquisition of AmeriPath, $307 million related to the acquisition of HemoCue and capital expenditures of $89 million.

          Net cash used in investing activities for the six months ended June 30, 2006 was $76 million, consisting of capital expenditures of $88 million, partially offset by $16 million in proceeds received in connection with the sale of an investment during the first quarter of 2006.

          Cash Flows from Financing Activities

          Net cash provided by financing activities for the six months ended June 30, 2007 was $1.3 billion, primarily associated with new borrowings and repayments related to the acquisitions of AmeriPath and HemoCue.

          During the first quarter of 2007, we entered into an interim credit facility (the “Interim Credit Facility”) and borrowed $450 million to finance the acquisition of HemoCue and to repay substantially all of HemoCue’s outstanding debt.

          During the second quarter of 2007, we borrowed $1.6 billion under a new five-year term loan facility and $780 million under a new bridge loan facility to finance the acquisition of AmeriPath and repay the interim credit facility used to finance the HemoCue acquisition.

          In connection with the acquisition of AmeriPath, we repaid substantially all of AmeriPath’s outstanding debt and related accrued interest. On May 21, 2007, we commenced a cash tender offer and consent solicitation for the $350 million 10.5% Senior Subordinated Notes of AmeriPath, Inc. due 2013 (“the AmeriPath subordinated senior notes”). In conjunction with the cash tender offer, approximately $348 million in aggregate principal amount, or 99.4% of the $350 million of outstanding senior subordinated notes, was tendered. We made payments of $386 million to holders with respect to the cash tender offer and consent solicitation, including tender premium and related solicitation fees and accrued interest.

          We completed an $800 million senior notes offering in June 2007 (the “2007 Senior Notes”). The 2007 Senior Notes were sold in two tranches: (a) $375 million of 6.40% senior notes due 2017 and (b) $425 million of 6.95% senior notes due 2037. We used the net proceeds from the 2007 Senior Notes offering together with cash on hand, to repay the $780 million of borrowings under the bridge loan facility. The 2007 Senior Notes do not have a sinking fund requirement and are fully and unconditionally guaranteed on a senior, unsecured basis, by certain of the Company's domestic, wholly owned subsidiaries. The 2007 Senior Notes, term loans and the bridge loan are further described in Note 5 to the interim consolidated financial statements.

          During the second quarter of 2007, we also borrowed $50 million under our secured receivables credit facility which together with cash on-hand, was used to repay $90 million of borrowings outstanding under the new $1.6 billion five-year term loan.

          Net cash provided by financing activities for the six months ended June 30, 2007, also included $33 million in proceeds from the exercise of stock options, including related tax benefits, offset by purchases of treasury stock totaling $105 million and dividend payments of $39 million. The $105 million of treasury stock represents 2.1 million shares of our common stock purchased at an average price of $50.98 per share.

          Net cash used in financing activities for the six months ended June 30, 2006 was $277 million, consisting primarily of purchases of treasury stock totaling $254 million, repayment of $60 million of principal outstanding under our secured receivables credit facility and dividend payments of $38 million, partially offset by $99 million in proceeds from the exercise of stock options, including related tax benefits. The $254 million in treasury stock purchases represents 4.6 million shares of our common stock purchased at an average price of $55.13 per share.

          Dividend Program

          During each of the quarters of 2007 and 2006, our Board of Directors declared a quarterly cash dividend of $0.10 per common share. On May 8, 2007, our Board of Directors declared a quarterly cash dividend per common share of $0.10, payable on July 18, 2007. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchase Plan

          For the six months ended June 30, 2007, we repurchased 2.1 million shares of our common stock at an average price of $50.98 per share for $105 million. Through June 30, 2007, we have repurchased approximately 43.4 million shares of our common stock at an average price of $45.18 for $2.0 billion under our share repurchase program. At June 30, 2007, the total available for repurchases under the remaining authorizations was $145 million.

          Contractual Obligations and Commitments

          The following table summarizes certain of our contractual obligations as of June 30, 2007.

	Payments due by period
	(in thousands)
		Remainder
Contractual Obligations	Total	of 2007	1-3 years	3 –5 years	After 5 years

Long-term debt	$3,530,734	$-	$198,580	$1,474,057	$1,858,097
Capital lease obligations	14,309	-	349	551	13,409
Interest payments on long-term debt	1,895,417	107,649	423,130	352,818	1,011,820
Operating leases	789,933	102,955	286,633	168,699	231,646
Purchase obligations	88,060	17,641	45,721	18,354	6,344
Total contractual obligations	$6,318,453	$228,245	$954,413	$2,014,479	$3,121,316

          During the three months ended June 30, 2007, we undertook several actions to restructure our debt facilities including the issuance of senior notes, obtaining new commercial bank loans and extinguishing other debt obligations. Interest payments on our long-term debt, of which approximately $1.6 billion is subject to variable interest rates, have been estimated using the interest rates as of June 30, 2007.

          A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 10 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase products or services at December 31, 2006 is contained in Note 14 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K. See Note 5 to the interim consolidated financial statements for an update on our indebtedness and related debt service requirements. See Note 6 to the interim consolidated financial statements for information regarding the status of legal matters involving the Company.

          On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. As of June 30, 2007, our total liabilities for unrecognized tax benefits were $87 million. We cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. Therefore, these liabilities have been excluded from the table above. See Note 1 to the interim consolidated financial statements for information regarding our contingent tax liability reserves.

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

          Requirements and Capital Resources

          We estimate that we will invest between $210 and $220 million during 2007 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades.

          In May 2007, we entered into a $750 million senior unsecured revolving credit facility, which matures in May 2012 and replaces our $500 million senior unsecured revolving credit. The senior unsecured revolving credit facility is guaranteed by certain of our domestic, wholly-owned subsidiaries. As of June 30, 2007 we had no borrowings outstanding on this credit facility.

          In May 2007, we also increased our existing receivables securitization facility from $300 million to $375 million. This facility matures on May 23, 2008. As of June 30, 2007, we had $350 million outstanding on this credit facility.

          As of June 30, 2007, $775 million of borrowing capacity was available under our existing credit facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

a.	Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

b.	On May 31, 2007, the Company completed the acquisition of AmeriPath. AmeriPath disclosed two “material weaknesses” in internal controls over financial reporting in its 2006 Form 10-K and first quarter 2007 Form 10-Q. The material weaknesses relate to the following: (i) the adequacy of general controls relating to certain AmeriPath information technology systems, and (ii) the adequacy of the support and analysis for accounts receivable allowances. Subsequent to the acquisition of AmeriPath, the Company has revised certain of AmeriPath’s controls, and has implemented oversight procedures related to accounts receivable allowances and general controls in its information technology systems. These changes have been designed to ensure adherence with the Company’s overall methodology, supervision and monitoring processes related to internal control over financial reporting. After giving consideration to the control weaknesses identified at Ameripath, management believes that the financial statements included in the Form 10-Q present fairly in all material respects the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. During the second quarter of 2007, there have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          See Note 6 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Approximate Dollar
	(a) Total		(c) Total Number of	Value of Shares that May
	Number of	(b) Average	Shares Purchased as Part	Yet Be Purchased Under the
	Shares	Price Paid per	of Publicly Announced	Plans or Programs
Period	Purchased	Share	Plans or Programs	(in thousands)
April 1, 2007 –
April 30, 2007	-	-	-	$144,699
May 1, 2007 –
May 31, 2007	-	-	-	$144,699
June 1, 2007 -
June 30, 2007	-	-	-	$144,699
Total	-	-	-	$144,699

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of the Company was held on May 8, 2007. At the meeting, the matters described below were approved by the shareholders.

(b)	The following nominees for the office of director were elected for terms expiring at the 2010 Annual Meeting of Shareholders, by the following votes:

		For	Withheld
	Dr. John C. Baldwin	171,178,503	3,379,308
	Surya N. Mohapatra, Ph.D.	167,535,007	7,022,804
	Mr. Gary M. Pfeiffer	170,986,821	3,570,990

	The following persons continue as directors: Jenne K. Britell, Ph. D. Mr. William F. Buehler Ms. Rosanne Haggerty Daniel C. Stanzione, Ph.D. Gail R. Wilensky, Ph.D. Mr. John B. Ziegler

(c)	The ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2007, was approved by the following number of shareholder votes for, against, and abstained:

	For: 170,542,286 Against: 2,999,737 Abstained: 1,015,784

Item 6. Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 31, 2007
Quest Diagnostics Incorporated

By /s/ Surya N. Mohapatra
         Surya N. Mohapatra, Ph.D.
         Chairman, President and
         Chief Executive Officer

By /s/ Robert A. Hagemann
         Robert A. Hagemann
         Senior Vice President and
         Chief Financial Officer