Form 10-Q
period 2007-09-30
QUEST DIAGNOSTICS INC
filed 2007-10-25
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007
Commission file number 001-12215

Quest Diagnostics Incorporated

Three Giralda Farms
Madison, NJ 07940
(973) 520-2700

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
Yes ______ No   X

As of October 19, 2007, there were 193,604,054 outstanding shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
		Page
	Index to consolidated financial statements filed as part of this report:

	Consolidated Statements of Operations for the Three and
	Nine Months Ended September 30, 2007 and 2006	2

	Consolidated Balance Sheets as of
	September 30, 2007 and December 31, 2006	3

	Consolidated Statements of Cash Flows for the
	Nine Months Ended September 30, 2007 and 2006	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations

	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	See Item 2. “Management’s Discussion and Analysis of Financial Condition
	and Results of Operations”	40

Item 4.	Controls and Procedures

	Controls and Procedures	40

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net revenues	$1,767,070	$1,583,202	$4,934,434	$4,719,389

Operating costs and expenses:
Cost of services	1,026,598	933,735	2,927,125	2,776,592
Selling, general and administrative	424,334	354,631	1,204,232	1,061,007
Amortization of intangible assets	8,932	3,045	18,742	7,640
Other operating expense (income), net	1,214	(1,070)	5,064	25,245
Total operating costs and expenses	1,461,078	1,290,341	4,155,163	3,870,484

Operating income	305,992	292,861	779,271	848,905

Other income (expense):
Interest expense, net	(58,687)	(22,801)	(124,372)	(68,927)
Minority share of income	(6,628)	(6,053)	(19,111)	(17,311)
Equity earnings in unconsolidated joint ventures	6,553	6,621	20,054	21,265
Other income (expense), net	495	(3,362)	2,840	1,392
Total non-operating expenses, net	(58,267)	(25,595)	(120,589)	(63,581)

Income from continuing operations before taxes	247,725	267,266	658,682	785,324
Income tax expense	97,400	103,413	258,863	310,907
Income from continuing operations	150,325	163,853	399,819	474,417
Loss from discontinued operations, net of taxes	(52,360)	(3,331)	(54,629)	(37,282)
Net income	$97,965	$160,522	$345,190	$437,135

Earnings per common share - basic:
Income from continuing operations	$0.78	$0.83	$2.07	$2.40
Loss from discontinued operations	(0.27)	(0.02)	(0.28)	(0.19)
Net income	$0.51	$0.81	$1.79	$2.21

Earnings per common share - diluted:
Income from continuing operations	$0.77	$0.82	$2.05	$2.37
Loss from discontinued operations	(0.27)	(0.02)	(0.28)	(0.19)
Net income	$0.50	$0.80	$1.77	$2.18

Weighted average common shares outstanding:
Basic	193,377	197,164	193,136	197,857
Diluted	195,589	200,129	195,110	200,583

Dividends per common share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006
(unaudited)
(in thousands, except per share data)

	September 30,	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$164,623	$149,640
Accounts receivable, net of allowance for doubtful accounts of $235,275 and $205,086 at September 30, 2007 and December 31, 2006,
respectively	962,864	774,414
Inventories	92,447	78,564
Deferred income taxes	141,554	120,540
Prepaid expenses and other current assets	87,758	67,860
Total current assets	1,449,246	1,191,018
Property, plant and equipment, net	891,540	752,357
Goodwill, net	5,180,918	3,391,046
Intangible assets, net	891,659	193,346
Other assets	169,268	133,715
Total assets	$8,582,631	$5,661,482

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$910,593	$833,996
Short-term borrowings and current portion of long-term debt	292,382	316,874
Total current liabilities	1,202,975	1,150,870
Long-term debt	3,471,755	1,239,105
Other liabilities	579,831	252,336
Stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both September 30, 2007 and December 31, 2006; 213,750 and
213,755 shares issued at September 30, 2007 and December 31, 2006,
respectively	2,138	2,138
Additional paid-in capital	2,204,026	2,185,073
Retained earnings	2,082,401	1,800,255
Accumulated other comprehensive income (loss)	34,332	(65)
Treasury stock, at cost; 20,174 and 19,806 shares at September 30, 2007
and December 31, 2006, respectively	(994,827)	(968,230)
Total stockholders’ equity	3,328,070	3,019,171
Total liabilities and stockholders’ equity	$8,582,631	$5,661,482

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$345,190	$437,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	169,257	148,008
Provision for doubtful accounts	222,960	184,627
Stock-based compensation expense	46,248	52,956
Provision for restructuring and other special charges	51,000	55,788
Deferred income tax provision (benefit)	4,082	(40,828)
Minority share of income	19,111	17,311
Excess tax benefits from stock-based compensation arrangements	(11,701)	(30,705)
Other, net	(3,016)	5,425
Changes in operating assets and liabilities:
Accounts receivable	(264,432)	(297,032)
Accounts payable and accrued expenses	(13,338)	75,226
Integration, settlement and other special charges	(8,940)	(1,737)
Income taxes payable	12,240	52,154
Other assets and liabilities, net	2,887	(12,522)
Net cash provided by operating activities	571,548	645,806

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(1,503,399)	(231,384)
Capital expenditures	(142,925)	(133,521)
(Increase) decrease in investments and other assets	(3,763)	13,644
Net cash used in investing activities	(1,650,087)	(351,261)

Cash flows from financing activities:
Proceeds from borrowings	3,674,490	375,000
Repayments of debt	(2,399,861)	(416,158)
Purchases of treasury stock	(145,660)	(275,926)
Dividends paid	(57,967)	(57,395)
Exercise of stock options	69,394	91,679
Excess tax benefits from stock-based compensation arrangements	11,701	30,705
Decrease in book overdrafts	(21,106)	(13,508)
Financing costs paid	(21,192)	(728)
Distributions to minority partners	(16,277)	(15,229)
Net cash provided by (used in) financing activities	1,093,522	(281,560)

Net change in cash and cash equivalents	14,983	12,985

Cash and cash equivalents, beginning of period	149,640	92,130

Cash and cash equivalents, end of period	$164,623	$105,115

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

          During the third quarter of 2006, the Company completed its wind down of NID, a test kit manufacturing subsidiary, and classified the operations of NID as discontinued operations. The accompanying consolidated statements of operations and related disclosures have been prepared to report the results of NID as discontinued operations for all periods presented. See Note 10 for a further discussion of discontinued operations.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Income from continuing operations	$150,325	$163,853	$399,819	$474,417
Loss from discontinued operations	(52,360)	(3,331)	(54,629)	(37,282)
Net income available to common
stockholders – basic and diluted	$97,965	$160,522	$345,190	$437,135

Weighted average common shares
outstanding – basic	193,377	197,164	193,136	197,857

Effect of dilutive securities:
Stock options, restricted common shares
and performance share units	2,212	2,965	1,974	2,726
Weighted average common shares
outstanding – diluted	195,589	200,129	195,110	200,583

Earnings per common share – basic:
Income from continuing operations	$0.78	$0.83	$2.07	$2.40
Loss from discontinued operations	(0.27)	(0.02)	(0.28)	(0.19)
Net income	$0.51	$0.81	$1.79	$2.21

Earnings per common share – diluted:
Income from continuing operations	$0.77	$0.82	$2.05	$2.37
Loss from discontinued operations	(0.27)	(0.02)	(0.28)	(0.19)
Net income	$0.50	$0.80	$1.77	$2.18

          Stock options, restricted common shares and performance share units of 3.5 million shares and 4.1 million shares for the three and nine months ended September 30, 2007, respectively, were not included due to their antidilutive effect.

          Stock options, restricted common shares and performance share units of 1.1 million shares and 3.2 million shares for the three and nine months ended September 30, 2006, respectively, were not included due to their antidilutive effect.

          Foreign Currency

          The Company predominately uses the U.S. dollar as its functional currency. The functional currency of the Company’s foreign subsidiaries is the applicable local currency. Assets and liabilities denominated in non-U.S. dollars are translated into U.S. dollars at current exchange rates. Income and expense items are translated at average exchange rates prevailing during each period. The translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains and losses from foreign currency transactions are included within “other operating expense (income), net” in the consolidated statements of operations. Transactions gains and losses have not been material.

          Income Taxes

          On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. The Company has identified and categorized its tax positions and these positions have been evaluated and assessed for recognition and measurement under the guidelines of FIN 48. The adoption of FIN 48 resulted in an increase to our contingent tax liability reserves of $30 million with corresponding charges to retained earnings, goodwill and additional paid-in capital. The contingent liabilities for tax positions under FIN 48 primarily relate to uncertainties associated with the realization of tax benefits derived from certain state net operating loss carry forwards, the allocation of income and expense among state jurisdictions, the characterization and timing of certain tax deductions associated with business combinations and employee compensation, and income and expenses associated with certain intercompany licensing arrangements. As of January 1, 2007, the amount of unrecognized tax benefits was $92 million which, if recognized, $46 million would affect the effective tax rate. Included in the balance of unrecognized tax benefits is approximately $43 million related to tax positions associated with the intercompany licensing arrangements and the allocation of income and expenses among state jurisdictions. Based upon the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations, the Company believes it is reasonably possible that the total amount of previously unrecognized tax benefits for the items discussed above may decrease by up to $29 million within the next twelve months.

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

          Accruals for interest expense on contingent tax liabilities are classified in income tax expense in the consolidated statements of operations. Accruals for penalties have historically been immaterial. The total amount of interest charged to earnings for the nine months ended September 30, 2007 was approximately $5 million. As of September 30, 2007, the Company has approximately $19 million accrued, net of the benefit of a federal and state deduction, for the payment of interest on uncertain tax positions. The Company does not consider this interest part of its fixed charges.

          In the regular course of business, various federal, state and local and foreign tax authorities conduct examinations of the Company’s income tax filings and the Company generally remains subject to examination until the statute of limitations expires for the respective jurisdiction. After reaching an agreement at the appeals level of the Internal Revenue Service (“IRS”), the Company settled the 2000 and 2001 tax year audits in April 2007. The IRS has recently completed their examination of the 2002 and 2003 income tax returns. The Company is in the process of preparing protests for several of the 2002 and 2003 proposed tax adjustments and anticipates that the appeals process will be completed over the next two years. Certain state tax authorities are conducting audits for various years between 2000 and 2004. At this time, the Company does not believe that there will be any material additional payments beyond its recorded contingent liability reserves that may be required as a result of these tax audits. As of September 30, 2007, a summary of the tax years that remain subject to examination for the Company’s major jurisdictions are:

United States – federal	2002 - 2006
United States – states	2000 - 2006

          Financial Instruments

          The Company uses financial instruments to manage its market risks. This includes the use of interest rate swap agreements to manage its exposure to movements in interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These policies prohibit holding or issuing derivative financial instruments for speculative purposes.

          The Company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. On the date the derivative is entered into, the Company designates the type of derivative as a fair value hedge or cash flow hedge, and accounts for the derivative in accordance with its designation. The Company currently holds only cash flow hedges, designated as a hedge of the variability of cash outflows related to the Company’s long-term debt. Both at inception and at least quarterly thereafter, the Company also formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The Company accounts for derivatives in conformity with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended, and records derivatives as either an asset or liability measured at its fair value. The fair value is based upon quoted market prices obtained from third party institutions. Amounts in “accumulated other comprehensive income (loss)” are reclassified into earnings in “interest expense, net” when interest expense on the underlying borrowing is recognized. For derivatives that have been formally designated as a cash flow hedge (interest rate swap agreements), the effective portion of changes in the fair value of the derivatives are recorded in “accumulated other comprehensive income (loss)”. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction based on the specific qualifying conditions in SFAS 133. If it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any deferred gains or losses are recorded in the consolidated statement of operations.

          Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net payments are recognized as an adjustment to interest expense. When the swaps are terminated, unrealized gains or losses are deferred in stockholders’ equity, as a component of accumulated other comprehensive income (loss), and are amortized as an adjustment to interest expense over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt instrument.

          New Accounting Standards

          In September 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-1 (“EITF 07-1”), “Accounting for Collaborative Agreements”. This issue defines collaborative agreements as contractual arrangements that involve a joint operating activity. These arrangements involve two (or more) parties who are both active participants in the activity and that are exposed to significant risks and rewards dependent on the commercial success of the activity. This issue provides that a company should report the effects of adoption as a change in accounting principle through retrospective application to all periods and requires specific additional disclosures on a company’s annual reports on Form 10-K. EITF 07-1 is effective for the Company as of January 1, 2008. The adoption of EITF 07-1 is not expected to have a material impact on the Company’s consolidated financial statements.

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

          The Company financed the aggregate purchase price of $344 million, which includes transaction costs of approximately $7 million, of which $2 million was paid in 2006, and the repayment of substantially all of HemoCue’s outstanding debt with the proceeds from a new $450 million term loan and cash on-hand. On May 31, 2007, the Company refinanced this term loan (see Note 5).

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The following table summarizes the Company’s preliminary purchase price allocation of the cost to acquire HemoCue:

Estimated
Fair Values
as of
January 31,
2007
Current assets	$57,816
Property, plant and equipment	21,045
Intangible assets	134,668
Goodwill	320,891
Other assets	633
Total assets acquired	535,053

Current liabilities	21,494
Long-term liabilities	45,841
Long-term debt	123,910
Total liabilities assumed	191,245

Net assets acquired	$343,808

          The acquired amortizable intangibles are being amortized over their estimated useful lives as follows:

	Estimated	Weighted average
	Fair Value	useful life
Customer relationships	$38,046	20 years
Technology	38,764	14 years

          In addition to the amortizable intangibles noted above, $53.8 million was allocated to tradenames, which is not subject to amortization, and $4.0 million was allocated to in-process research and development (“IPR&D”). The IPR&D was expensed in the Company’s results of operations during the first quarter of 2007, in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, and is included in “other operating expense (income), net” within the consolidated statements of operations.

          Supplemental pro forma combined financial information has not been presented as the acquisition is not material to the Company’s consolidated results of operations.

          Acquisition of AmeriPath

          On May 31, 2007, the Company completed its acquisition of AmeriPath Group Holdings, Inc. (“AmeriPath”), in an all-cash transaction valued at approximately $2.0 billion, including approximately $780 million of assumed debt and related accrued interest. AmeriPath is a leading provider of anatomic pathology, including dermatopathology, and esoteric testing, which generates annual revenues of approximately $800 million.

          Through the acquisition, the Company acquired all of AmeriPath’s operations. AmeriPath, with its team of approximately 400 board certified pathologists, operates 40 outpatient anatomic pathology laboratories and provides inpatient anatomic pathology and medical director services for approximately 200 hospitals throughout the United States. The Company financed the all-cash purchase price and related transaction costs, together with the repayment of approximately $780 million of principal and related accrued interest representing substantially all of AmeriPath’s debt as well as the refinancing of the term loan used to finance the acquisition of HemoCue with: $1.6 billion of borrowings under a new five-year term loan facility, $780 million of borrowings under a new one-year bridge loan, and cash on-hand. In June 2007, the Company completed an $800 million senior notes offering. The net proceeds of the senior notes offering were used to repay the $780 million borrowed under the bridge loan. See Note 5 for further descriptions of the Company’s debt outstanding.

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

          The following table summarizes the Company’s preliminary purchase price allocation of the cost to acquire AmeriPath:

Estimated
Fair Values
as of
May 31,
2007
Current assets	$227,651
Property and equipment	127,503
Intangible assets	564,800
Goodwill	1,414,663
Other assets	40,487
Total assets acquired	2,375,104

Current liabilities	99,781
Long-term liabilities	259,892
Long-term debt	801,424
Total liabilities assumed	1,161,097

Net assets acquired	$1,214,007

          The acquired amortizable intangibles are being amortized over their estimated useful lives as follows:

	Estimated	Weighted average
	Fair Value	useful life
Customer relationships	$327,500	20 years
Tradename	6,000	5 years
Non-compete agreement	5,800	5 years

          In addition to the amortizable intangibles noted above, $226 million was allocated to certain tradenames, which are not subject to amortization.

          Of the amount allocated to goodwill and intangible assets, approximately $100 million is expected to be deductible for tax purposes.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Pro Forma Combined Financial Information

          The following unaudited pro forma combined financial information for the three and nine months ended September 30, 2007 and 2006 assumes that the AmeriPath acquisition and related financing, including the Company’s June 2007 senior notes offering, were completed on January 1, 2006 (in thousands, except per share data):

	Three Months
	Ended
	September 30,	Nine Months Ended September 30,
	2006	2007	2006

Net revenues	$1,774,914	$5,268,308	$5,273,729
Net income	155,669	289,590	413,702

Basic earnings per common share:
Net income	$0.79	$1.50	$2.09
Weighted average common shares outstanding – basic	197,164	193,136	197,857

Diluted earnings per common share:
Net income	$0.78	$1.48	$2.06
Weighted average common shares outstanding – diluted	200,129	195,110	200,583

          The unaudited pro forma combined financial information presented above reflects certain reclassifications to the historical financial statements of AmeriPath to conform the acquired company’s accounting policies and classification of certain costs and expenses to that of Quest Diagnostics. These adjustments had no impact on pro forma net income. Pro forma results for the nine months ended September 30, 2007 exclude second quarter transaction related costs of $44 million, which were incurred and expensed by AmeriPath in conjunction with its acquisition by Quest Diagnostics.

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

          In conjunction with finalizing the LabOne integration, the Company recorded $23 million of costs during the first quarter of 2006. The majority of these costs relate to employee severance. Employee groups affected as a result of this plan included those involved in the testing of specimens, as well as administrative and other support functions. Of the total costs indicated above, $21 million related to actions that impact Quest Diagnostics’ employees and its operations and were comprised principally of employee severance benefits for approximately 600 employees. These costs were accounted for as a charge to earnings and included in “other operating expense (income), net” within the consolidated statements of operations.

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

          As of September 30, 2007, accruals related to the LabOne integration plan totaled $16 million. While the majority of the accrued integration costs are expected to be paid in the remainder of 2007, there are certain severance costs that have payment terms extending into 2008.

          In addition, during the first quarter of 2006, the Company recorded a $4.1 million charge related to consolidating its operations in California into a new facility. The costs, comprised primarily of employee severance costs and the write-off of certain operating assets, were accounted for as a charge to earnings and included in “other operating expense (income), net” within the consolidated statements of operations.

          Integration of AmeriPath

          The Company is in the process of developing its integration plans for AmeriPath and the related costs of the integration. To the extent the costs relate to actions that impact the employees and operations of AmeriPath, such costs will be accounted for as a cost of the acquisition and will be included in goodwill. To the extent the costs relate to actions that impact Quest Diagnostics’ employees and operations, such costs will be accounted for as a charge to earnings in the periods that the related integration plans are finalized and approved. These charges may be material to the results of operations and cash flows in the period recorded or paid. The Company expects to finalize major components of its integration plans during the fourth quarter of 2007.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

4.          GOODWILL AND INTANGIBLE ASSETS

          Goodwill at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,	December 31,
	2007	2006

Goodwill	$5,361,987	$3,572,238
Less: accumulated amortization	(181,069)	(181,192)
Goodwill, net	$5,180,918	$3,391,046

          The changes in the gross carrying amount of goodwill for the nine month period ended September 30, 2007 and for the year ended December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006

Balance at beginning of period	$3,572,238	$3,385,280
Goodwill acquired during the period	1,749,169	196,222
Other	40,580	(9,264)
Balance at end of period	$5,361,987	$3,572,238

          For the nine months ended September 30, 2007, the increase in goodwill was primarily related to the acquisitions of AmeriPath and HemoCue, and the impact on goodwill as a result of the adoption of FIN 48. (See Notes 1 and 2 for further discussions). Approximately 90% of the Company’s goodwill as of September 30, 2007 was included in its clinical laboratory testing business.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Intangible assets at September 30, 2007 and December 31, 2006 consisted of the following:

	Weighted
	Average
	Amortization
	Period	September 30, 2007			December 31, 2006

			Accumulated			Accumulated
		Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Customer-related
intangibles	19 years	$586,106	$(62,712)	$523,394	$206,880	$(48,010)	$158,870
Non-compete
agreements	5 years	53,538	(46,042)	7,496	47,165	(45,261)	1,904
Other	12 years	63,311	(6,991)	56,320	15,372	(3,500)	11,872
Total	19 years	702,955	(115,745)	587,210	269,417	(96,771)	172,646

Intangible assets not subject
to amortization:
Tradenames		304,449	-	304,449	20,700	-	20,700

Total intangible assets		$1,007,404	$(115,745)	$891,659	$290,117	$(96,771)	$193,346

          Amortization expense related to intangible assets was $8.9 million and $3.0 million for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, amortization expense related to intangible assets was $18.7 million and $7.6 million, respectively.

          The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2007 is as follows:

Fiscal Year Ending
December 31,

Remainder of 2007	$9,195
2008	36,581
2009	36,167
2010	35,900
2011	35,686
2012	34,054
Thereafter	399,627
Total	$587,210

5.          DEBT

          Short-term borrowings and current portion of long-term debt at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,	December 31,
	2007	2006
Borrowings under Secured Receivables Credit Facility	$275,000	$300,000
Current portion of long-term debt	17,382	16,874
Total short-term borrowings and current portion of long-term debt	$292,382	$316,874

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Long-term debt at September 30, 2007 and December 31, 2006 consisted of the following:

	September 30,	December 31,
	2007	2006
Industrial Revenue Bonds due September 2009	$3,583	$5,376
Term loan due December 2008	60,000	75,000
Senior Notes due November 2010	399,536	399,423
Senior Notes due July 2011	274,585	274,503
Term loan due May 2012	1,435,000	-
Senior Notes due November 2015	498,707	498,587
Senior Notes due July 2017	374,220	-
Senior Notes due July 2037	420,330	-
Debentures due June 2034	2,999	2,957
Other	20,177	133
Total	3,489,137	1,255,979
Less: current portion	17,382	16,874
Total long-term debt	$3,471,755	$1,239,105

          Interim Credit Facility

          On January 31, 2007, the Company entered into an interim credit facility (“Interim Credit Facility”) and borrowed $450 million to finance the acquisition of HemoCue and to repay substantially all of HemoCue’s outstanding debt.

           Term and Bridge Loan Credit Facilities

          On May 31, 2007, the Company entered into a new five-year term loan facility (the “Term Loan”), pursuant to which it borrowed $1.6 billion, and a $1.0 billion bridge loan facility (the “Bridge Loan”), pursuant to which it borrowed $780 million. The Company used the proceeds to finance the acquisition of AmeriPath, and related transaction costs, to repay substantially all of AmeriPath’s outstanding debt and to repay the $450 million outstanding under the Interim Credit Facility used to finance the acquisition of HemoCue, as described above.

          The Term Loan matures on May 31, 2012 and requires principal repayments of 1.25% of the amount borrowed on the last day of each calendar quarter starting on September 30, 2007, with the quarterly payments increasing on September 30, 2009 to 2.5% of the amount borrowed and on September 30, 2011 to 17.5% of the amount borrowed, with the remainder of the outstanding balance due on May 31, 2012. The Term Loan facility is guaranteed by certain of the Company’s domestic, wholly owned subsidiaries. Interest under the Term Loan is based on certain published rates plus an applicable margin that will vary over a range from 40 basis points to 125 basis points based on changes in the Company’s public debt ratings. At the Company’s option, it may elect to enter into LIBOR-based interest rate contracts for periods up to six months. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. The Company repaid $90 million and $75 million under the Term Loan, in the second and third quarters of 2007, respectively. At September 30, 2007, the interest rate was 5.8% .

          The Company incurred approximately $6.6 million of costs associated with the Term Loan, which will be amortized over the term of the related debt.

          AmeriPath Debt

          In connection with the acquisition of AmeriPath, the Company repaid substantially all of AmeriPath’s outstanding debt and related accrued interest, which approximated $780 million, as well as approximately $31 million representing the tender premium and solicitation fees related to the Company’s tender offer and consent solicitation for $350 million aggregate principal amount of 10.5% Senior Subordinated Notes of AmeriPath, Inc. due 2013 (“the AmeriPath subordinated senior notes”), which commenced on May 21, 2007.

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

          2007 Senior Notes

          On June 22, 2007, the Company completed an $800 million senior notes offering (the “2007 Senior Notes”). The 2007 Senior Notes were priced in two tranches: (a) $375 million aggregate principal amount of 6.40% senior notes due 2017 (the “Senior Notes due 2017”), issued at a discount of approximately $0.8 million and (b) $425 million aggregate principal amount of 6.95% senior notes due 2037 (the “Senior Notes due 2037”), issued at a discount of approximately $4.7 million. After considering the discounts, the effective interest rate on the Senior Notes due 2017 and the Senior Notes due 2037 is 6.43% and 7.04%, respectively. The 2007 Senior Notes require semiannual interest payments, which will commence on January 1, 2008. The 2007 Senior Notes are unsecured obligations of the Company and rank equally with the Company’s other unsecured obligations. The 2007 Senior Notes do not have a sinking fund requirement and are fully and unconditionally guaranteed on a senior, unsecured basis, by certain of the Company’s domestic, wholly owned subsidiaries.

          The Company incurred approximately $6.3 million of costs associated with the 2007 Senior Notes, which will be amortized over the term of the related debt.

          The Company used the net proceeds from the 2007 Senior Notes to repay the $780 million of borrowings under the Bridge Loan, discussed above.

          Other Financing Activities

          In May 2007, the Company entered into a new $750 million senior unsecured revolving credit facility (the “Credit Facility”) which replaced the Company’s $500 million senior unsecured revolving credit facility. The Credit Facility matures in May 2012. Interest on the Credit Facility is based on certain published rates plus an applicable margin that will vary over a range from 40 basis points to 125 basis points based on changes in the Company’s public debt ratings. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to six months. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. The facility is guaranteed by certain of the Company’s domestic, wholly owned subsidiaries. At September 30, 2007, there were no outstanding borrowings under this credit facility.

          The Company incurred approximately $3.1 million of costs associated with the Credit Facility, which will be amortized over the term of the related debt.

          In addition, in May 2007, the Company increased its existing receivables securitization facility (the “Secured Receivables Credit Facility”) from $300 million to $375 million. The Secured Receivables Credit Facility is supported by one-year back-up facilities provided by two banks on a committed basis and matures on May 23, 2008. Interest on the Secured Receivables Credit Facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Borrowings outstanding under the Secured Receivables Credit Facility are classified as a current liability on the Company’s consolidated balance sheet. The Company borrowed $50 million under the Secured Receivables Credit Facility in June 2007 which, together with cash on-hand, was used to repay $90 million under the Company’s Term Loan, as described above. During the third quarter of 2007, the Company repaid $75 million of the borrowings outstanding under the Secured Receivables Credit Facility. At September 30, 2007, borrowings under the facility totaled $275 million and the interest rate was 6.0% .

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          As of September 30, 2007, long-term debt, maturing in each of the years subsequent to December 31, 2007, is as follows:

Fiscal year ending December 31,
2008	$45,061
2009	77,031
2010	559,835
2011	914,866
2012	561,461
Thereafter	1,313,501
Total long-term debt	$3,471,755

6.          FINANCIAL INSTRUMENTS

          In June 2007, the Company entered into forward starting interest rate swap agreements with three financial institutions for a total notional amount of $300 million to lock the interest rate of a portion of the Company’s offering of its debt securities in the second quarter of 2007 (the “Treasury Forward Agreements”). The Treasury Forward Agreements were entered into to hedge a portion of the Company’s interest rate exposure associated with the debt securities that were issued in the second quarter of 2007. In connection with the Company’s 2007 Senior Notes issued in June 2007, the Treasury Forward Agreements were settled and the Company paid $3.5 million, representing the loss on the settlement of the Treasury Forward Agreements. These losses are deferred in stockholders’ equity, as a component of accumulated other comprehensive income (loss), and will be amortized as an adjustment to interest expense over the term of the Senior Notes due 2017.

          In August 2007, the Company entered into four separate variable-to-fixed interest rate swap agreements (“the Interest Rate Swap Agreements”), whereby the Company fixed the interest rates on $500 million of its Term Loan due May 2012 for periods ranging from October 2007 through October 2009. The fixed interest rates range from 5.095% to 5.267% .

          The interest rate swap agreements qualify as cash flow hedges under the requirements of SFAS 133. As such, gains and losses on the Interest Rate Swap Agreements are deferred into accumulated other comprehensive income (loss) until the hedged transaction impacts the Company’s earnings. During the three months ended September 30, 2007, the Company deferred losses of $0.5 million into accumulated other comprehensive income. The cash flow hedges were effective during the three months ended September 30, 2007.

7.          COMMITMENTS AND CONTINGENCIES

          Letters of Credit

          In support of its risk management program, the Company has standby letters of credit issued under its letter of credit lines to ensure its performance or payment to third parties, which amounted to $79 million at September 30, 2007. The letters of credit, which are renewed annually, primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

          Contingent Lease Obligations

          The Company is subject to contingent obligations under certain leases and other instruments incurred in connection with real estate activities and other operations associated with LabOne and certain of its predecessor companies. The contingent obligations arise out of certain land leases with two Hawaiian trusts relating to land in Waikiki upon which a hotel was built and a land lease for a parking garage in Reno, Nevada. While its title and interest to the subject leases have been transferred to third parties, the land owners have not released the original obligors, including predecessors of LabOne, from their obligations under the leases. In February 2006, the subtenant of the hotel in Waikiki filed for Chapter 11 bankruptcy protection in Honolulu. The subtenant has publicly indicated that the filing will have no impact on the operations of the hotel and therefore, the Company believes the subtenant will continue to pay the rent and real estate taxes on the subject leased property. Should the current subtenants of the leased properties fail to pay their rent and real estate taxes for the subject leased property, the default could trigger liability for LabOne as well as other sublessors. The rent payments under the Hawaiian land leases are subject to market value adjustments every ten

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

years beginning in 2007. Given that the Hawaiian land leases are subject to market value adjustments, the total contingent obligations under such leases cannot be precisely estimated, but are likely to total several hundred million dollars. The contingent obligation of the Nevada lease is estimated to be approximately $6 million. The Company believes that the leasehold improvements on the leased properties are significantly more valuable than the related lease obligations. Based on the circumstances above, no liability has been recorded for any potential contingent obligations related to the land leases.

          The Company is involved in various legal proceedings. Some of the proceedings against the Company involve claims that are substantial in amount.

          NID Investigation

          NID and the Company each received a subpoena from the United States Attorney’s Office for the Eastern District of New York during the fourth quarter of 2004. The subpoenas requested a wide range of business records, including documents regarding parathyroid hormone (“PTH”) test kits manufactured by NID and PTH testing performed by the Company. The Company has voluntarily and actively cooperated with the investigation, providing information, witnesses and business records of NID and the Company, including documents related to PTH tests and test kits, as well as other tests and test kits. In the second and third quarters of 2005, the FDA conducted an inspection of NID and issued a Form 483 listing the observations made by the FDA during the course of the inspection. NID responded to the Form 483.

           During the fourth quarter of 2005, NID instituted its second voluntary product hold within a six-month period, due to quality issues, which adversely impacted the operating performance of NID. As a result, the Company evaluated a number of strategic options for NID, and on April 19, 2006, decided to cease operations at NID. Upon completion of the wind down of operations in the third quarter of 2006, the operations of NID were classified as discontinued operations. During the third quarter of 2006, the government issued two additional subpoenas, one to NID and one to the Company. The subpoenas covered various records, including records related to tests and test kits in addition to PTH.

          During the third quarter of 2007, the government and the Company began settlement discussions. In the course of those discussions, the government disclosed to the Company certain of the government’s legal theories regarding the amount of damages allegedly incurred by the government, which include alleged violations of civil and criminal statutes including the False Claims Act and the Food, Drug and Cosmetics Act. Violations of these statutes and related regulations could lead to a warning letter, injunction, fines or penalties, exclusion from federal health care programs and/or criminal prosecution, as well as claims by third parties. The Company analyzed the government’s position and presented its own analysis which argued against many of the government’s claims. In light of that analysis and in accordance with generally accepted accounting principles, the Company established a reserve, reflected in discontinued operations, of $51 million in connection with these claims. The Company estimates that this amount represents the minimum expected probable loss with respect to this matter. The Company does not believe that a reasonable estimate for these losses in excess of the established reserve can be made at this time. Although the Company expects that a portion of any settlement payment will be tax deductible, the amount of the tax benefit relating to a settlement payment is uncertain at this time. Therefore, the reserve was established without recording a corresponding tax benefit. Eventual losses related to these matters may substantially exceed the reserve, and the impact could be material to the Company’s results of operations, cash flows and financial condition in the period that such matters are determined or paid.

          The Company continues to engage in discussions with the United States Attorney’s Office and those discussions potentially could lead to an agreement in principle to resolve some or all of the matters in the near future. There can be no assurance, however, when or whether a settlement may be reached, or as to its terms. If the Company cannot reach an acceptable settlement agreement with the United States Attorney’s Office, the Company would defend itself and NID and could incur significant costs in doing so.

          Other Matters

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

          Several of these other matters are in their early stages of development and involve responding to and cooperating with various government investigations and related subpoenas. While the Company believes that at least a reasonable possibility exists that losses may have been incurred, based on the nature and status of the investigations, the losses are either currently not probable or cannot be reasonably estimated.

          Management has established reserves in accordance with generally accepted accounting principles for the other matters discussed above. Such reserves totaled less than $5 million as of September 30, 2007. Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid. However, there may be pending qui tam claims brought by former employees or other “whistle blowers”, or other pending claims as to which the Company has not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

8.	STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the nine months ended September 30, 2007 were as follows:

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at Cost	Compre- hensive Income
Balance, December 31, 2006	193,949	$2,138	$2,185,073	$1,800,255	$(65)	$(968,230)
Net income				345,190			$345,190
Currency translation					38,328		38,328
Market valuation of equity
investments					168		168
Deferred gain/(loss) and
associated amortization					(4,099)		(4,099)
Comprehensive income							$379,587
Dividends declared				(57,898)
Issuance of common stock
under benefit plans	353		(1,721)			16,634
Stock-based compensation
expense			46,248
Exercise of stock options	2,086		(33,035)			102,429
Shares to cover employee
payroll tax withholdings
on stock issued under
benefit plans	(18)		(951)
Tax benefits associated with
stock-based compensation
plans			14,366
Purchases of treasury stock	(2,794)					(145,660)
Adjustments upon adoption
of FASB Interpretation
No. 48			(10,441)	(5,146)
Reimbursement from Corning Incorporated			2,345
Other			2,142
Balance, September 30, 2007	193,576	$2,138	$2,204,026	$2,082,401	$34,332	$(994,827)

          For the three months ended September 30, 2007, total comprehensive income was $127 million.

          During the second quarter of 2007, the Company received reimbursement of $2.3 million from Corning Incorporated related to tax benefits on indemnified billing-related claims.

          During the three months ended September 30, 2007, the Company repurchased 0.7 million shares of its common stock at an average price of $55.39 per share for $40.7 million. During the nine months ended September 30, 2007, the Company repurchased 2.8 million shares of its common stock at an average price of $52.14 per share for $145.7 million. For the three and nine months ended September 30, 2007, the Company reissued 1.3 million shares and 2.4 million shares, respectively, for employee benefit plans. Since the inception of the share repurchase program in May 2003 through September 30, 2007, the Company has repurchased 44.1 million shares of its common stock at an average price of $45.35 for approximately $2 billion. At September 30, 2007, $104 million of the share repurchase authorizations remained available.

         During each of the quarters of 2007 and 2006, the Company’s Board of Directors has declared a quarterly cash dividend of $0.10 per common share.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Changes in stockholders’ equity for the nine months ended September 30, 2006 were as follows:

						Accumulated
						Other
	Shares of					Compre-
	Common		Additional		Unearned	hensive	Treasury	Compre-
	Stock	Common	Paid-In	Retained	Compen-	Income	Stock,	hensive
	Outstanding	Stock	Capital	Earnings	sation	(Loss)	at Cost	Income
Balance, December 31, 2005	198,455	$2,137	$2,175,533	$1,292,510	$(3,321)	$(6,205)	$(697,670)
Net income				437,135				$437,135
Currency translation						2,245		2,245
Market valuation of equity
investments						6,526		6,526
Deferred gain/(loss) and
associated amortization						(148)		(148)
Comprehensive income								$445,758
Dividends declared				(59,281)
Reclassification upon
adoption of SFAS123R			(3,321)		3,321
Issuance of common stock
under benefit plans	482		(3,324)				20,561
Stock-based compensation
expense			52,956
Exercise of stock options	3,410		(66,689)				158,368
Shares to cover employee
payroll tax withholdings
on stock issued under
benefit plans	(10)		(547)
Tax benefits associated with
stock-based compensation
plans			33,691
Purchases of treasury stock	(4,969)						(275,926)
Balance, September 30, 2006	197,368	$2,137	$2,188,299	$1,670,364	$-	$2,418	$(794,667)

          For the three months ended September 30, 2006, total comprehensive income was $164 million.

          For the three months ended September 30, 2006, the Company repurchased 0.4 million shares of its common stock at an average price of $60.59 per share for $22 million. For the nine months ended September 30, 2006, the Company repurchased 5.0 million shares of its common stock at an average price of $55.53 per share for $276 million. For the three and nine months ended September 30, 2006, the Company reissued 0.7 million shares and 3.8 million shares, respectively, for employee benefit plans.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

9.	SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Depreciation expense	$55,092	$46,153	$150,515	$138,658

Interest expense	(61,263)	(24,094)	(130,036)	(72,849)
Interest income	2,576	1,293	5,664	3,922
Interest expense, net	(58,687)	(22,801)	(124,372)	(68,927)

Interest paid	28,513	24,847	107,597	72,384
Income taxes paid	91,153	92,510	231,393	275,383

Businesses acquired:
Fair value of assets acquired	$23,445	$-	$2,910,157	$-
Fair value of liabilities assumed	18,454	-	1,352,342	-

          “Other income (expense), net” represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the three and nine months ended September 30, 2006, other income (expense), net included a third quarter charge of $4.0 million associated with the write-down of an investment. In addition, other income (expense), net for the nine months ended September 30, 2006 included a second quarter charge of $12.3 million related to a write-down of an investment offset by a first quarter gain of $15.8 million on the sale of an investment.

10.	DISCONTINUED OPERATIONS

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

              Summarized financial information for the discontinued operations of NID is set forth below:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net revenues	$-	$55	$-	$3,610

Loss from discontinued operations before income taxes	(53,428)	(5,802)	(57,194)	(54,740)
Income tax benefit	(1,068)	(2,471)	(2,565)	(17,458)
Loss from discontinued operations, net of taxes	$(52,360)	$(3,331)	$(54,629)	$(37,282)

          Results for the three and nine months ended September 30, 2007 reflect a charge of $51 million to establish a reserve in connection with various government claims (see Note 7). The Company estimates that this amount represents the minimum expected probable loss with respect to this matter. The Company does not believe that a reasonable estimate for these losses in excess of the established reserve can be made at this time. Although the Company expects that a portion of any settlement payment will be tax deductible, the amount of the tax benefit relating to a settlement

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

payment is uncertain at this time. Therefore, the reserve was established without recording a corresponding tax benefit. Eventual losses related to these matters may substantially exceed the reserve, and the impact could be material to the Company’s results of operations, cash flows and financial condition in the period that such matters are determined or paid.

          Results for the three months ended September 30, 2006 reflect pre-tax charges of $2.7 million primarily related to facility closure charges and employee severance costs. Results for the three and nine months ended September 30, 2006 also reflect losses from NID’s operations, due to its voluntary product hold instituted late in the second quarter of 2005 in connection with a quality review of all its products. In addition, results for the nine months ended September 30, 2006 also reflect pre-tax charges of $31 million, primarily related to the wind-down of NID’s operations. These charges included: inventory write-offs of $7 million; asset impairment charges of $5 million; employee severance costs of $6 million; contract termination costs of $6 million; facility closure costs of $2 million; and costs to support activities to wind-down the business comprised primarily of employee costs and professional fees of $5 million.

          The $51 million reserve established in the third quarter of 2007 in connection with various government claims is included in “accounts payable and accrued expenses” in the consolidated balance sheet at September 30, 2007. The remaining balance sheet information related to NID was not material at September 30, 2007 and December 31, 2006.

11.	BUSINESS SEGMENT INFORMATION

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

          On April 19, 2006, the Company decided to discontinue NID’s operations and results of operations for NID have been classified as discontinued operations for all periods presented (see Note 10).

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

          At September 30, 2007, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The following table is a summary of segment information for the three and nine months ended September 30, 2007 and 2006. Segment asset information is not presented since it is not reported to or used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses. General management and administrative corporate expenses, including amortization of intangible assets, are included in general corporate expenses below. Certain of the segment information for the three and nine months ended September 30, 2006 presented below have been reclassified to conform to the 2007 presentation. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statements contained in the Company’s 2006 Annual Report on Form 10-K and Note 1 to the interim consolidated financial statements.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2007		2006		2007		2006
Net revenues:
Clinical laboratory testing business	$1,617,743		$1,462,642		$4,501,194		$4,361,111
All other operating segments	149,327		120,560		433,240		358,278
Total net revenues	$1,767,070		$1,583,202		$4,934,434		$4,719,389

Operating earnings (loss):
Clinical laboratory testing business	$326,196	(a)	$321,248		$860,105	(a)	$929,057	(b)
All other operating segments	17,051	(c)	2,160		27,630	(c) (d)	11,980
General corporate expenses	(37,255)		(30,547)		(108,464)		(92,132)
Total operating income	305,992		292,861		779,271		848,905
Non-operating expenses, net	(58,267)		(25,595)		(120,589)		(63,581)
Income from continuing operations
before income taxes	247,725		267,266		658,682		785,324
Income tax expense	97,400		103,413		258,863		310,907
Income from continuing operations	150,325		163,853		399,819		474,417
Loss from discontinued operations, net
of taxes	(52,360)	(e)	(3,331)	(f)	(54,629)	(e)	(37,282)	(f)
Net income	$97,965		$160,522		$345,190		$437,135

(a)	For the three and nine months ended September 30, 2007, operating income included $2.0 million and $15 million, respectively, of charges associated with workforce reductions in response to reduced volume levels.

(b)	For the nine months ended September 30, 2006, operating income included $27 million of special charges, primarily associated with integration activities (see Note 3).

(c)	For the three and nine months ended September 30, 2007, operating income included $0.6 million and $1.8 million, respectively, of charges associated with workforce reductions in response to reduced volume levels.

(d)	For the nine months ended September 30, 2007, operating income included a $4 million charge related to the expensing of in-process research and development associated with the acquisition of HemoCue (see Note 2).

(e)	Includes pre-tax charges of $51 million related to the government investigation of NID (see Note 7 and Note 10).

(f)	For the three and nine months ended September 30, 2006, loss from discontinued operations included pre-tax charges of $2.7 million and $31 million, respectively, primarily related to the wind-down of NID’s operations (see Note 10).

12.      SUMMARIZED FINANCIAL INFORMATION

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

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2007

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$203,515	$1,456,629	$189,614	$(82,688)	$1,767,070

Operating costs and expenses:
Cost of services	108,932	853,781	63,885	-	1,026,598
Selling, general and administrative	33,464	312,340	84,419	(5,889)	424,334
Amortization of intangible assets	48	7,061	1,823	-	8,932
Royalty (income) expense	(98,626)	98,626	-	-	-
Other operating expense (income), net	15	(113)	1,312	-	1,214
Total operating costs and expenses	43,833	1,271,695	151,439	(5,889)	1,461,078
Operating income	159,682	184,934	38,175	(76,799)	305,992
Non-operating expenses, net	(58,197)	(71,951)	(4,918)	76,799	(58,267)
Income from continuing operations before taxes	101,485	112,983	33,257	-	247,725
Income tax expense	37,167	45,435	14,798	-	97,400
Income from continuing operations	64,318	67,548	18,459	-	150,325
Loss from discontinued operations, net of taxes	-	(52,553)	193	-	(52,360)
Equity earnings from subsidiaries	33,647	-	-	(33,647)	-
Net income	$97,965	$14,995	$18,652	$(33,647)	$97,965

Condensed Consolidating Statement of Operations Three Months Ended September 30, 2006

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$232,329	$1,266,382	$180,495	$(96,004)	$1,583,202

Operating costs and expenses:
Cost of services	128,993	743,919	60,823	-	933,735
Selling, general and administrative	38,048	255,989	66,078	(5,484)	354,631
Amortization of intangible assets	361	2,570	114	-	3,045
Royalty (income) expense	(101,239)	101,239	-	-	-
Other operating expense (income), net	(1,448)	(68)	446	-	(1,070)
Total operating costs and expenses	64,715	1,103,649	127,461	(5,484)	1,290,341
Operating income	167,614	162,733	53,034	(90,520)	292,861
Non-operating expenses, net	(44,839)	(71,123)	(153)	90,520	(25,595)
Income from continuing operations before taxes	122,775	91,610	52,881	-	267,266
Income tax expense	43,989	37,932	21,492	-	103,413
Income from continuing operations	78,786	53,678	31,389	-	163,853
Loss from discontinued operations, net of taxes	-	(2,560)	(771)	-	(3,331)
Equity earnings from subsidiaries	81,736	-	-	(81,736)	-
Net income	$160,522	$51,118	$30,618	$(81,736)	$160,522

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2007

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$619,284	$4,011,386	$546,179	$(242,415)	$4,934,434

Operating costs and expenses:
Cost of services	353,772	2,384,743	188,610	-	2,927,125
Selling, general and administrative	133,526	836,122	252,151	(17,567)	1,204,232
Amortization of intangible assets	183	13,623	4,936	-	18,742
Royalty (income) expense	(292,854)	292,854	-	-	-
Other operating expense (income), net	59	(395)	5,400	-	5,064
Total operating costs and expenses	194,686	3,526,947	451,097	(17,567)	4,155,163
Operating income	424,598	484,439	95,082	(224,848)	779,271
Non-operating expenses, net	(121,895)	(211,521)	(12,021)	224,848	(120,589)
Income from continuing operations before taxes	302,703	272,918	83,061	-	658,682
Income tax expense	113,371	109,582	35,910	-	258,863
Income from continuing operations	189,332	163,336	47,151	-	399,819
Loss from discontinued operations, net of taxes	-	(54,729)	100	-	(54,629)
Equity earnings from subsidiaries	155,858	-	-	(155,858)	-
Net income	$345,190	$108,607	$47,251	$(155,858)	$345,190

Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2006

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$706,145	$3,763,442	$526,236	$(276,434)	$4,719,389

Operating costs and expenses:
Cost of services	383,497	2,213,840	179,255	-	2,776,592
Selling, general and administrative	112,211	766,867	198,398	(16,469)	1,061,007
Amortization of intangible assets	1,152	6,374	114	-	7,640
Royalty (income) expense	(294,340)	294,340	-	-	-
Other operating expense (income), net	(858)	24,690	1,413	-	25,245
Total operating costs and expenses	201,662	3,306,111	379,180	(16,469)	3,870,484
Operating income	504,483	457,331	147,056	(259,965)	848,905
Non-operating (expenses) income, net	(110,087)	(213,878)	419	259,965	(63,581)
Income from continuing operations before taxes	394,396	243,453	147,475	-	785,324
Income tax expense	152,537	98,517	59,853	-	310,907
Income from continuing operations	241,859	144,936	87,622	-	474,417
Loss from discontinued operations, net of taxes	-	(25,426)	(11,856)	-	(37,282)
Equity earnings from subsidiaries	195,276	-	-	(195,276)	-
Net income	$437,135	$119,510	$75,766	$(195,276)	$437,135

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Balance Sheet September 30, 2007

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$106,405	$34,299	$23,919	$-	$164,623
Accounts receivable, net	6,785	270,162	685,917	-	962,864
Other current assets	45,590	170,544	105,625	-	321,759
Total current assets	158,780	475,005	815,461	-	1,449,246
Property, plant and equipment, net	212,582	634,815	44,143	-	891,540
Goodwill and intangible assets, net	153,515	5,358,219	560,843	-	6,072,577
Intercompany receivable (payable)	828,433	(677,735)	(150,698)	-	-
Investment in subsidiaries	5,260,025	-	-	(5,260,025)	-
Other assets	147,073	32,008	43,326	(53,139)	169,268
Total assets	$6,760,408	$5,822,312	$1,313,075	$(5,313,164)	$8,582,631

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$426,522	$433,429	$50,642	$-	$910,593
Short-term borrowings and current portion
of long-term debt	-	17,008	275,374	-	292,382
Total current liabilities	426,522	450,437	326,016	-	1,202,975
Long-term debt	2,883,252	291,268	297,235	-	3,471,755
Other liabilities	122,564	435,489	74,917	(53,139)	579,831
Stockholders’ equity	3,328,070	4,645,118	614,907	(5,260,025)	3,328,070
Total liabilities and stockholders’ equity	$6,760,408	$5,822,312	$1,313,075	$(5,313,164)	$8,582,631

Condensed Consolidating Balance Sheet December 31, 2006

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$134,598	$7,661	$7,381	$-	$149,640
Accounts receivable, net	4,380	139,934	630,100	-	774,414
Other current assets	55,213	124,104	87,647	-	266,964
Total current assets	194,191	271,699	725,128	-	1,191,018
Property, plant and equipment, net	215,224	520,184	16,949	-	752,357
Goodwill and intangible assets, net	152,903	3,365,359	66,130	-	3,584,392
Intercompany receivable (payable)	124,698	(9,576)	(115,122)	-	-
Investment in subsidiaries	3,685,481	-	-	(3,685,481)	-
Other assets	133,051	6,748	38,909	(44,993)	133,715
Total assets	$4,505,548	$4,154,414	$731,994	$(3,730,474)	$5,661,482

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$444,326	$363,074	$26,596	$-	$833,996
Short-term borrowings and current portion
of long-term debt	-	16,874	300,000	-	316,874
Total current liabilities	444,326	379,948	326,596	-	1,150,870
Long-term debt	933,272	304,854	979	-	1,239,105
Other liabilities	108,779	159,199	29,351	(44,993)	252,336
Stockholders’ equity	3,019,171	3,310,413	375,068	(3,685,481)	3,019,171
Total liabilities and stockholders’ equity	$4,505,548	$4,154,414	$731,994	$(3,730,474)	$5,661,482

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2007

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$345,190	$108,607	$47,251	$(155,858)	$345,190
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	37,259	119,550	12,448	-	169,257
Provision for doubtful accounts	9,315	53,710	159,935	-	222,960
Provision for other special charges	-	51,000	-	-	51,000
Other, net	(129,230)	14,405	13,691	155,858	54,724
Changes in operating assets and liabilities	171,894	(282,310)	(161,167)	-	(271,583)
Net cash provided by operating activities	434,428	64,962	72,158	-	571,548
Net cash used in investing activities	(1,725,853)	(1,256,560)	(315,261)	1,647,587	(1,650,087)
Net cash provided by financing activities	1,263,232	1,218,236	259,641	(1,647,587)	1,093,522
Net change in cash and cash equivalents	(28,193)	26,638	16,538	-	14,983
Cash and cash equivalents, beginning of period	134,598	7,661	7,381	-	149,640
Cash and cash equivalents, end of period	$106,405	$34,299	$23,919	$-	$164,623

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2006

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$437,135	$119,510	$75,766	$(195,276)	$437,135
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	35,216	104,259	8,533	-	148,008
Provision for doubtful accounts	4,354	41,391	138,882	-	184,627
Provision for restructuring	-	47,868	7,920	-	55,788
Other, net	(246,708)	38,865	16,726	195,276	4,159
Changes in operating assets and liabilities	41,389	(35,940)	(189,360)	-	(183,911)
Net cash provided by operating activities	271,386	315,953	58,467	-	645,806
Net cash used in investing activities	(2,455)	(84,048)	(7,617)	(257,141)	(351,261)
Net cash used in financing activities	(260,563)	(227,206)	(50,932)	257,141	(281,560)
Net change in cash and cash equivalents	8,368	4,699	(82)	-	12,985
Cash and cash equivalents, beginning of period	76,941	4,759	10,430	-	92,130
Cash and cash equivalents, end of period	$85,309	$9,458	$10,348	$-	$105,115

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

          UNH accounted for approximately 7% of our net revenues in 2006, with some of our regional laboratories having concentrations as high as 15% to 20%. As one of many contracted providers, we estimate that we served approximately half of UNH’s members or approximately three times as many as our single largest competitor. We believe that this was because physicians and patients preferred using us due to quality and convenience. While we expect to continue to service UNH’s members in certain limited markets as a contracted provider and in other markets as a non-contracted provider, UNH has threatened physicians with penalties if they continue to send laboratory testing to non-contracted providers as of March 1, 2007. In addition, UNH has been aggressively communicating to its members that they may be faced with higher co-payments and deductibles if they use an out-of-network laboratory. We believe UNH’s actions are unprecedented. We retained virtually all of our UNH business through December 31, 2006 and we estimate that throughout the quarter ended September 30, 2007 we have retained approximately 25% of our UNH volume, consistent with the second quarter 2007 levels. Additionally, we continue to be encouraged by physicians’ decisions to select Quest Diagnostics when given a choice, and we have seen no further loss of discretionary work during the third quarter. We expect that some additional work we perform for UNH members will move to contracted providers over time, as a result of the on-going actions UNH is taking. However, it is possible that if patients and physicians are sufficiently dissatisfied with the services they receive from the providers UNH is requiring them to use, we may regain some of the lost business. In most cases when we perform testing for UNH members as a non-contracted provider we are entitled to reimbursement and UNH is required to pay for our services, often at rates in excess of what we were previously reimbursed.

          Our current expectation is that no longer being a contracted provider to UNH and becoming a non-contracted provider to Horizon Blue Cross Blue Shield of New Jersey (which accounted for approximately 1% of our net revenues in 2006), will reduce our clinical testing volume in 2007 by between 7% and 10%, most of that resulting from the direct loss of previously contracted work, and some of it associated with the loss of other work from physicians who choose to consolidate their testing with a single laboratory. The impact of the change in contract status with UNH, which was the principal driver of lower earnings compared to the prior year during the first two quarters of 2007, has been essentially mitigated in the third quarter primarily as a result of actions taken to reduce costs.

          We have remained committed to providing a superior service level to patients, physicians and other customers. As a result, we have been able to renew, and in some cases expand, our relationships with a number of important health plans, in each case on economic terms, which satisfied both parties, and at prices which recognized the differentiated level of service we provide. While there remain a number of managed care agreements to be renewed over the next nine months, we now have agreements in place which account for almost 60% of our contracted managed care business coming into 2007, with most of the newly contracted business extending into 2010 or beyond.

             Efforts to Improve Operating Efficiency

          A large portion of our costs are fixed, making it more challenging to fully mitigate the profit impact of lost volume in the short term. In response to reduced volume levels, as a result of contract changes, we have taken actions to improve our operating efficiency and mitigate the profit impact of reduced volume levels and increased pricing pressure. During 2007, we have taken actions to adjust our cost structure while maintaining and, in some cases improving, service levels. These actions have enabled us to improve margins as a percentage of revenues over the course of the year, and return them to the prior year levels, before considering the acquisition of AmeriPath. In addition, we have done extensive analyses of all of our business processes and have identified specific opportunities to enhance the patient experience and to reduce annual operating costs by another $500 million, and expect to achieve this annual rate by the end of 2009. We believe these actions will offset the profit impact of reduced volumes and increased pricing pressure, and enable us to expand margins. As detailed plans to implement these opportunities are approved and executed, it will result in charges to earnings associated with the implementation. These charges may be material to the results of operations and cash flows in the periods recorded or paid.

             Acquisition of AmeriPath

          On May 31, 2007, we completed the acquisition of AmeriPath Group Holdings, Inc. (“AmeriPath”), in an all-cash transaction valued at approximately $2 billion, including approximately $780 million of assumed debt and related accrued interest. AmeriPath is a leading provider of anatomic pathology, including dermatopathology, and esoteric testing which generates annual revenues of approximately $800 million.

          Through the acquisition, we acquired all of AmeriPath’s operations. AmeriPath, with its team of approximately 400 board certified pathologists, operates 40 outpatient anatomic pathology laboratories and provides inpatient anatomic pathology and medical director services for approximately 200 hospitals throughout the country. We financed the all-cash purchase price and related transaction costs, together with the repayment of approximately $780 million of principal and related accrued interest representing substantially all of AmeriPath’s debt, as well as the refinancing of the $450 million term loan used to finance the acquisition of HemoCue with $1.6 billion of borrowings under a new five-year term loan facility, $780 million of borrowings under a new one-year bridge loan, and cash on-hand. In June 2007, we completed an $800 million senior notes offering. The net proceeds of the senior notes offering were used to repay the $780 million borrowed under the bridge loan. The acquisition will be accounted for under the purchase method of accounting. See Notes 2 and 5 of the interim consolidated financial statements for further descriptions of the acquisition of AmeriPath and our debt outstanding.

          We are in the process of developing our integration plans for AmeriPath and the related costs of the integration. To the extent the costs relate to actions that impact the employees and operations of AmeriPath, such costs will be accounted for as a cost of the acquisition and will be included in goodwill. To the extent the costs relate to actions that impact Quest Diagnostics’ employees and operations, such costs will be accounted for as a charge to earnings in the periods that the related integration plans are finalized and approved. These charges may be material to the results of operations and cash flows in the period recorded or paid. We expect to finalize major components of our integration plans during the fourth quarter of 2007.

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

          HemoCue is the leading international provider in near patient testing for hemoglobin, with a growing share in professional glucose and microalbumin testing. In addition, HemoCue is currently developing new tests including a near patient test to determine white blood cell counts. This acquisition complements our near patient testing for infectious disease and cancer, including new tests for colorectal cancer screening and herpes simplex type 2. The acquisition increases our presence in the growing near patient testing market and we plan to leverage HemoCue’s international presence to reach new markets around the world.

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

             Results of Operations

          Our clinical testing business currently represents our one reportable business segment. The clinical testing business accounted for greater than 90% of revenues from continuing operations in 2007 and 2006, respectively. Our other operating segments consist of our risk assessment services business, our clinical trials testing business, our healthcare information technology business, MedPlus, and our diagnostic products business. On April 19, 2006, we decided to discontinue the operations of a test kit manufacturing subsidiary, NID. During the third quarter of 2006, we completed our wind down of NID and classified the operations of NID as discontinued operations for all periods presented. Our business segment information is disclosed in Note 11 to the interim consolidated financial statements.

          Three and Nine Months Ended September 30, 2007 Compared with Three and Nine Months Ended September 30, 2006

          Continuing Operations

          Income from continuing operations for the three months ended September 30, 2007 was $150 million, or $0.77 per diluted share, compared to $164 million, or $0.82 per diluted share, in 2006. Income from continuing operations for the nine months ended September 30, 2007 was $400 million, or $2.05 per diluted share, compared to $474 million, or $2.37 per diluted share in 2006. The impact of the change in contract status with UNH, which was the principal driver of lower earnings compared to the prior year during the first two quarters of 2007, has been essentially mitigated in the third quarter primarily as a result of actions taken to reduce costs. The decrease in the three months ended September 30, 2007 from the prior year is principally due to the AmeriPath acquisition, which will be somewhat dilutive until anticipated cost synergies and growth opportunities associated with the acquisition are realized.

          Results for the three and nine months ended September 30, 2007 include pre-tax charges of $2.6 million, or $0.01 per share, and $16.8 million, or $0.05 per share, respectively, associated with workforce reductions in response to reduced volume levels. Results for the nine months ended September 30, 2007 include a pre-tax charge of $4.0 million, or $0.01 per share, related to in-process research and development expense associated with the HemoCue acquisition. In addition, results for the nine months ended September 30, 2007 were unfavorably impacted by severe storms in the central part of the United States, which reduced revenues by approximately $13 million and operating income by approximately $10 million, or $0.03 per share.

          Results for the nine months ended September 30, 2006 include pre-tax charges of $27 million, or $0.08 per diluted share, recorded in the first quarter, primarily associated with integration activities. In addition, the year-to-date results for 2006 include $16 million pre-tax charges, or $0.05 per diluted share, related to investment write-downs, of which $12 million were recorded during the second quarter and the remainder during the third quarter of 2006. These write-downs were offset by a pre-tax gain of $16 million, or $0.05 per diluted share, related to the sale of an investment in the first quarter of 2006.

          Net Revenues

          Net revenues for the three months ended September 30, 2007 were $1.8 billion, 11.6% above the prior year level. Net revenues for the nine months ended September 30, 2007 were $4.9 billion, an increase of 4.6% over the prior year level. The acquisition of AmeriPath contributed 13.0% and 5.8% to revenue growth for the three and nine months ended September 30, 2007, respectively. Our acquisitions of Focus, Enterix and HemoCue, contributed about 2% to revenue growth for the three and nine months ended September 30, 2007. The impact of our change in status with UNH reduced reported revenue growth by an estimated 4.8% and 4.7% for the three and nine months ended September 30, 2007, respectively.

          For the three months ended September 30, 2007, revenues in our clinical testing business, which accounts for over 90% of our total revenues, increased by 10.6%, with AmeriPath contributing 14% growth. Volume, measured by the number of requisitions, declined 2.4% for the three months ended September 30, 2007, primarily due to our change in status with UNH, partially offset by the impact of the AmeriPath acquisition, which increased volume by about 5.5% . Revenue per requisition increased 13.3% for the three months ended September 30, 2007 and was impacted by the results of AmeriPath, which contributed 8.5% to the improvement, with the balance of the increase primarily driven by a continued positive test mix. Ameripath’s organic revenue growth for the third quarter was 7%, with particular strength in dermatopathology and hospital testing.

          For the nine months ended September 30, 2007, clinical testing revenues were 3.2% above the prior year level and were favorably impacted by the acquisition of AmeriPath, which contributed growth of 6.3% . For the nine months ended September 30, 2007, revenue per requisition improved 8.9% and was favorably impacted by the acquisition of AmeriPath, which contributed 4% to the improvement. Volume declined 5.2% for the nine months ended September 30, 2007, primarily due to our change in status with UNH, partially offset by the impact of the AmeriPath acquisition, which contributed 2.4% volume growth.

          We estimate that revenues declined approximately 4.8% and 4.7% during the three and nine months ended September 30, 2007, respectively, due to our change in status with UNH, with volume reduced by an estimated 7.3% and 6.8% for the three and nine months ended September 30, 2007, respectively. This decrease was partially offset by a positive impact to revenue per requisition estimated at 1.9% and 1.6% for the three and nine months ended September 30, 2007, respectively, associated with higher reimbursement on the retained UNH work.

          Our businesses other than clinical laboratory testing accounted for approximately 9% of our net revenues for the three and nine months ended September 30, 2007. These businesses include our risk assessment services business, our clinical trials testing business, our healthcare information technology business, MedPlus, and our diagnostic products business. The revenues for these businesses as a group grew 23.9% and 20.9% for the three and nine months ended September 30, 2007, respectively, as compared to the prior year periods, with the increase primarily driven by our acquisitions of HemoCue, Focus Diagnostics and Enterix.

          Operating Costs and Expenses

          Total operating costs and expenses for the three and nine months ended September 30, 2007 increased $171 million and $285 million, respectively, from the prior year periods. While costs were reduced associated with lower volume levels and actions taken to reduce the size of our workforce, costs increased associated with annual compensation adjustments, increased expenditures to maintain and improve service levels, and costs associated with clarifying for patients, physicians and employers significant misinformation which had circulated about the UNH contract change. In addition, costs associated with the acquired operations of AmeriPath, Focus Diagnostics, Enterix and HemoCue increased costs by approximately $225 million and $350 million for the three and nine months ended September 30, 2007, respectively. Results for the three months ended September 30, 2007 include $2.6 million of costs associated with workforce reductions ($1.0 million included in costs of services and $1.6 million in selling, general and administrative). Results for the nine months ended September 30, 2007 include $16.8 million of costs associated with workforce reductions ($7.5 million included in costs of services and $9.3 million in selling, general and administrative) and $4.0 million of in-process research and development costs associated with the acquisition of HemoCue, which was recorded in other operating expense (income), net.

          For the nine months ended September 30, 2006, $26.8 million in special charges are reflected in other operating expense (income), net and relate principally to costs associated with integrating LabOne, which we acquired in November 2005, and consolidating our operations in California into our new facility in West Hills.

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 58.1% of net revenues for the three months ended September 30, 2007, decreasing from 59.0% of net revenues in the prior year period. The decrease in cost of services as a percentage of net revenues for the third quarter is due to actions which reduced our cost structure and higher revenue per requisition. For the nine months ended September 30, 2007, cost of services as a percentage of net revenues increased to 59.3% from 58.8% in the prior year period. The increases over the prior year are primarily due to lower volumes in our clinical testing business and costs associated with workforce reductions. Partially offsetting these increases were improvements related to the increase in average revenue per requisition and actions taken to reduce costs.

          Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense, and general management and administrative support, were 24% of net revenues for the three months ended September 30, 2007, compared to 22.4% in the prior year period. For the nine months ended September 30, 2007, selling, general and administrative expenses as a percentage of net revenues increased to 24.4% from 22.5% in the prior year period. The increase over the prior year for the three months ended September 30, 2007 is primarily due to the impact of the acquired operations of AmeriPath and HemoCue. The increase over the prior year to date period is primarily due to lower volume levels in our clinical testing business; increased billing and bad debt expense associated with having to bill patients for a portion of the retained UNH work; costs associated with workforce reductions; costs associated with efforts to retain business and clarify for patients, physicians and employers misinformation regarding the UNH contract change; and the impact of the acquired operations of AmeriPath and HemoCue.

          For the three months ended September 30, 2007 and 2006, bad debt expense was 4.8% and 3.8% of net revenues, respectively. The higher bad debt rate was principally driven by AmeriPath, which contributed 0.8% of the increase. AmeriPath currently carries a higher bad debt rate than the rest of our business, primarily due to its revenue and customer mix, and the impact of billing system conversions.

          For the nine months ended September 30, 2007 and 2006, bad debt expense was 4.5% and 3.9% of net revenues, respectively. The higher bad debt rate was principally driven by the inclusion of AmeriPath, which carries a higher bad debt rate than the rest of our business and by higher bad debt expense associated with billing patients directly for a portion of the UNH volume.

          Other operating expense (income), net represents miscellaneous income and expense items related to operating activities, including gains and losses associated with the disposal of operating assets and provisions for restructurings and other special charges. For the nine months ended September 30, 2007, other operating expense (income), net includes a $4.0 million charge related to in-process research and development expense recorded in connection with the acquisition of HemoCue.

          For the nine months ended September 30, 2006, other operating expense (income), net includes a charge of $20.7 million associated with executing the integration plan of LabOne. The $20.7 million charge related to actions that impacted Quest Diagnostics’ employees and operations and were comprised principally of employee severance costs. In addition, other operating (income) expense, net for the nine months ended September 30, 2006 includes a $4.1 million charge related to consolidating our operations in California into a new facility. The costs were comprised primarily of employee severance costs and the write-off of certain operating assets.

          Operating Income

          Operating income for the three months ended September 30, 2007 was $306 million, or 17.3% of net revenues, compared to $293 million, or 18.5% of net revenues, in the prior year period. For the nine months ended September 30, 2007 operating income was $779 million, or 15.8% of net revenues, compared to $849 million, or 18.0% of net revenues in the prior year period. The decrease in operating income as a percentage of net revenues from the prior year’s third quarter is primarily due to the acquisition of AmeriPath. The impact of the change in contract status with UNH, which was the principal driver of the lower operating income percentage compared to the prior year during the first two quarters of 2007, has been essentially mitigated in the third quarter primarily as a result of actions taken to reduce costs. The decrease in operating income as a percentage of net revenues for the nine months ended September 30, 2007 was primarily due to lower volume levels in our clinical testing business, the various items which served to increase cost of services and selling, general and administrative expenses as a percentage of revenues, and the impact of the acquired operations of AmeriPath and HemoCue. These decreases were offset in part by actions we have taken to reduce our cost structure; the avoidance of certain costs incurred in the first quarter of 2007 associated with business retention and workforce reductions; and higher revenue per requisition.

          Other Income (Expense)

          Interest expense, net for the three and nine months ended September 30, 2007 increased $36 million and $55 million, respectively, over the prior year periods. The increases were primarily due to additional interest expense associated with borrowings to fund acquisitions. See Note 5 to the interim consolidated financial statements for a discussion of our outstanding debt.

          Other income (expense), net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the three and nine months ended September 30, 2006, other income (expense), net includes a $4 million charge recorded in the third quarter associated with the write-down of an investment. For the nine months ended September 30, 2006, other income (expense), net includes a $12 million charge recorded during the second quarter associated with the write-down of an investment and a first quarter gain of $16 million on the sale of an investment.

          Discontinued Operations

          As previously disclosed, NID, a test kit manufacturing subsidiary, and the Company each received a subpoena from the United States Attorney’s Office for the Eastern District of New York during the fourth quarter of 2004. The subpoenas requested a wide range of business records, including documents regarding parathyroid hormone (“PTH”) test kits manufactured by NID and PTH testing performed by the Company. The Company has voluntarily and actively cooperated with the investigation, providing information, witnesses and business records of NID and the Company, including documents related to PTH tests and test kits, as well as other tests and test kits. In the second and third quarters of 2005, the FDA conducted an inspection of NID and issued a Form 483 listing the observations made by the FDA during the course of the inspection. NID responded to the Form 483.

           During the fourth quarter of 2005, NID instituted its second voluntary product hold within a six-month period, due to quality issues, which adversely impacted the operating performance of NID. As a result, the Company evaluated a number of strategic options for NID, and on April 19, 2006, decided to cease operations at NID. Upon completion of the wind down of operations in the third quarter of 2006, the operations of NID were classified as discontinued operations. During the third quarter of 2006, the government issued two additional subpoenas, one to NID and one to the Company. The subpoenas covered various records, including records related to tests and test kits in addition to PTH.

          During the third quarter of 2007, the government and the Company began settlement discussions. In the course of those discussions, the government disclosed to the Company certain of the government’s legal theories regarding the amount of damages allegedly incurred by the government, which include alleged violations of civil and criminal statutes including the False Claims Act and the Food, Drug and Cosmetics Act. Violations of these statutes and related regulations could lead to a warning letter, injunction, fines or penalties, exclusion from federal health care programs and/or criminal prosecution, as well as claims by third parties. The Company analyzed the government’s position and presented its own analysis which argued against many of the government’s claims. In light of that analysis and in accordance with generally accepted accounting principles, the Company established a reserve, reflected in discontinued operations, of $51 million in connection with these claims. The Company estimates that this amount represents the minimum expected probable loss with respect to this matter. The Company does not believe that a reasonable estimate for these losses in excess of the established reserve can be made at this time. Although the Company expects that a portion of any settlement payment will be tax deductible, the amount of the tax benefit relating to a settlement payment is uncertain at this time. Therefore, the reserve was established without recording a corresponding tax benefit. Eventual losses related to these matters may substantially exceed the reserve, and the impact could be material to the Company’s results of operations, cash flows and financial condition in the period that such matters are determined or paid.

          The Company continues to engage in discussions with the United States Attorney’s Office and those discussions potentially could lead to an agreement in principle to resolve some or all of the matters in the near future. There can be no assurance, however, when or whether a settlement may be reached, or as to its terms. If the Company cannot reach an acceptable settlement agreement with the United States Attorney’s Office, the Company would defend itself and NID and could incur significant costs in doing so. See Note 7 to the interim consolidated financial statements for a further description of these matters.

          Loss from discontinued operations, net of tax, for the three months ended September 30, 2007 was $52 million, or $0.27 per diluted share, compared to $3 million, or $0.02 per diluted share in 2006. Loss from discontinued operations, net of tax, for the nine months ended September 30, 2007 was $55 million, or $0.28 per diluted share, compared to $37 million, or $0.19 per diluted share in 2006. Results for the three and nine months ended September 30, 2007 reflect a charge of $51 million to establish a reserve in connection with various government claims. Results for the three months ended September 30, 2006 reflect pre-tax charges of $2.7 million, primarily related to facility closure charges and employee severance costs. Results for the three and nine months ended September 30, 2006 also reflect losses from NID’s operations, due to its voluntary product hold instituted late in the second quarter of 2005 in connection with a quality review of all its products. In addition, results for the nine months ended September 30, 2006 also reflect pre-tax charges of $31 million, primarily related to the wind-down of NID’s operations. These charges included: inventory write-offs of $7 million; asset impairment charges of $5 million; employee severance costs of $6 million; contract termination costs of $6 million; facility closure costs of $2 million; and costs to support activities to wind-down the business, comprised primarily of employee costs and professional fees of $5 million.

              Quantitative and Qualitative Disclosures About Market Risk

          We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. We believe that our foreign exchange exposure is not material to our financial condition or results of operations. See Note 6 to the interim consolidated financial statements and Note 2 to the Consolidated Financial Statements in our 2006 Annual Report on Form 10-K for additional discussion of our financial instruments and hedging activities.

          At September 30, 2007 and December 31, 2006, the fair value of our debt was estimated at approximately $3.8 billion and $1.6 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At September 30, 2007, the estimated fair value exceeded the carrying value of the debt by approximately $24.5 million. At December 31, 2006, the estimated fair value exceeded the carrying value of the debt by approximately $0.4 million. A hypothetical 10%

increase in interest rates on our total debt portfolio (representing approximately 62 and 59 basis points at September 30, 2007 and December 31, 2006, respectively) would potentially reduce the estimated fair value of our debt by approximately $81 million and $33 million at September 30, 2007 and December 31, 2006, respectively.

          Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility, our term loan due December 2008 and our term loan due May 2012 are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest rates on our senior unsecured revolving credit facility; term loan due December 2008 and term loan due May 2012 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of September 30, 2007, the borrowing rates under these credit facilities were: for our senior unsecured credit facility, LIBOR plus 0.50%; for our term loan due December 2008, LIBOR plus 0.55%; and for our term loan due May 2012, LIBOR plus 0.50% . At September 30, 2007, the LIBOR rate was 5.12% . At September 30, 2007, there was $1.4 billion outstanding under our term loan due May 2012, $60 million outstanding under our term loan due December 2008; $275 million outstanding under our secured receivables credit facility and no borrowings outstanding under our $750 million senior unsecured revolving credit facility.

          During the three months ended September 30, 2007, we entered into various variable-to-fixed interest rate swap agreements, whereby we fixed the interest rates on $500 million of our term loan due May 2012 for periods ranging from October 2007 through September 2009. The fixed interest rates range from 5.095% to 5.267% . Based on our net exposure to interest rate changes a hypothetical 10% change in interest rates on our variable rate indebtedness (representing approximately 54 basis points) would impact annual net interest expense by approximately $10 million, assuming no changes to the debt outstanding at September 30, 2007.

          The fair value of the interest rate swap agreements at September 30, 2007 was not material. A hypothetical 10% decrease in interest rates on our term loan (representing approximately 47 basis points) would potentially decrease the fair value of these instruments by approximately $3 million. A hypothetical 10% increase in interest rates would potentially increase the fair value of these instruments by approximately $3 million. For details regarding our outstanding debt, see Note 5 to the interim consolidated financial statements included in this report and Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006.

          Risk Associated with Investment Portfolio

          Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying values of our available-for-sale equity securities and privately held securities were $29.5 million at September 30, 2007.

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

             Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at September 30, 2007 totaled $165 million compared to $150 million at December 31, 2006. Cash flows from operating activities in 2007 were $572 million, which together with cash flows from financing activities of $1.1 billion, were used to fund investing activities of $1.7 billion. Cash and cash equivalents at September 30, 2006 totaled $105 million, compared to $92 million at December 31, 2005. Cash flows from operating activities in 2006 were $646 million, which were used to fund investing and financing activities of $351 million and $282 million, respectively.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for the nine months ended September 30, 2007 was $572 million compared to $646 million in the prior year period. This decrease was primarily due to lower earnings in the current year and increased payments associated with variable compensation earned in the prior year, coupled with the payment of $57 million of fees and other expenses associated with the acquisition of AmeriPath. Partially offsetting these items was a smaller increase in net accounts receivable compared to the prior year. Days sales outstanding, a measure of billing and collection efficiency, were 50 days at September 30, 2007 compared to 48 days at December 31, 2006. Substantially all of the increase in days sales outstanding is related to the impact of AmeriPath. We expect AmeriPath’s impact on our days sales outstanding to decrease over time.

          Cash Flows from Investing Activities

          Net cash used in investing activities for the nine months ended September 30, 2007 was $1.7 billion, consisting principally of $1.2 billion related to the acquisition of AmeriPath, $307 million related to the acquisition of HemoCue and capital expenditures of $143 million.

          Net cash used in investing activities for the nine months ended September 30, 2006 was $351 million, consisting primarily of $231 million related to the acquisitions of Focus and Enterix, and capital expenditures of $134 million. These amounts were partially offset by $16 million in proceeds received in connection with the sale of an investment during the first quarter of 2006.

          Cash Flows from Financing Activities

          Net cash provided by financing activities for the nine months ended September 30, 2007 was $1.1 billion, primarily associated with new borrowings and repayments related to the acquisitions of AmeriPath and HemoCue.

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

          We completed an $800 million senior notes offering in June 2007 (the “2007 Senior Notes”). The 2007 Senior Notes were sold in two tranches: (a) $375 million of 6.40% senior notes due 2017; and (b) $425 million of 6.95% senior notes due 2037. We used the net proceeds from the 2007 Senior Notes offering to repay the $780 million of borrowings under the bridge loan facility. The 2007 Senior Notes do not have a sinking fund requirement and are fully and unconditionally guaranteed on a senior, unsecured basis, by certain of the Company's domestic, wholly owned subsidiaries. The 2007 Senior Notes, term loans and the bridge loan are further described in Note 5 to the interim consolidated financial statements.

          During the second quarter of 2007, we also borrowed $50 million under our secured receivables credit facility which, together with cash on-hand, was used to repay $90 million of borrowings outstanding under the new $1.6 billion five-year term loan. Through September 30, 2007, we have repaid $165 million under the $1.6 billion five-year term loan facility. During the third quarter of 2007, we repaid $75 million of the $350 million outstanding under the secured receivables credit facility.

          Net cash provided by financing activities for the nine months ended September 30, 2007, also included $81 million in proceeds from the exercise of stock options, including related tax benefits, offset by purchases of treasury stock totaling $146 million and dividend payments of $58 million. The $146 million of treasury stock represents 2.8 million shares of our common stock purchased at an average price of $52.14 per share.

          Net cash used in financing activities for the nine months ended September 30, 2006 was $282 million. During 2006, we repaid $275 million outstanding under our 6 3/4% senior notes; $60 million of principal outstanding under our secured receivables credit facility and $75 million under our previous $500 million senior unsecured revolving credit facility. Debt repayments and acquisitions were funded with cash on-hand and borrowings of $75 million under our previous $500 million senior unsecured revolving credit facility and $300 million under our secured receivables credit facility. In addition, we purchased $276 million of treasury stock, which represents 5 million shares of our common stock purchased at an average price of $55.53 per share, partially offset by $122 million in proceeds from the exercise of stock options, including related tax benefits. We also paid dividends of $57 million.

          Dividend Program

          During each of the quarters of 2007 and 2006, our Board of Directors declared a quarterly cash dividend of $0.10 per common share. On August 17, 2007, our Board of Directors declared a quarterly cash dividend per common share of $0.10, which was paid on October 17, 2007. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchase Plan

          For the nine months ended September 30, 2007, we repurchased 2.8 million shares of our common stock at an average price of $52.14 per share for $146 million. Through September 30, 2007, we have repurchased approximately 44.1 million shares of our common stock at an average price of $45.35 for $2.0 billion under our share repurchase program. At September 30, 2007, the total available for repurchases under the remaining authorizations was $104 million.

          Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of September 30, 2007:

	Payments due by period
	(in thousands)
		Remainder
Contractual Obligations	Total	of 2007	1-3 years	3 –5 years	After 5 years

Long-term debt	$3,454,113	$-	$121,783	$1,474,122	$1,858,208
Capital lease obligations	17,642	-	309	579	16,754
Interest payments on outstanding debt	1,844,232	57,369	421,667	353,334	1,011,862
Operating leases	772,793	47,404	304,822	184,443	236,124
Purchase obligations	83,822	9,635	51,906	16,043	6,238
Total contractual obligations	$6,172,602	$114,408	$900,487	$2,028,521	$3,129,186

          During the second quarter of 2007, we undertook several actions to restructure our debt facilities including the issuance of senior notes, obtaining new commercial bank loans and extinguishing other debt obligations. Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of September 30, 2007 applied to the September 30, 2007 balances, which are assumed to remain outstanding through their maturity dates.

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

          On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. As of September 30, 2007, our total liabilities for unrecognized tax benefits were approximately $103 million, which were excluded from the table above. Based upon the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations, we believe it is reasonably possible that this amount may decrease by up to $31 million within the next twelve months. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 1 to the interim consolidated financial statements for information regarding our contingent tax liability reserves.

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

          Requirements and Capital Resources

          We estimate that we will invest between $210 million and $220 million during 2007 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades.

          In May 2007, we entered into a $750 million senior unsecured revolving credit facility, which matures in May 2012 and replaced our $500 million senior unsecured revolving credit facility. The senior unsecured revolving credit facility is guaranteed by certain of our domestic, wholly-owned subsidiaries. As of September 30, 2007, we had no borrowings outstanding on this credit facility.

          In May 2007, we also increased our existing receivables securitization facility from $300 million to $375 million. This facility matures on May 23, 2008. As of September 30, 2007, we had $275 million outstanding on this credit facility.

          As of September 30, 2007, $850 million of borrowing capacity was available under our existing credit facilities.

          We believe that cash from operations and our borrowing capacity under our credit facilities will provide sufficient financial flexibility to meet seasonal working capital requirements and to fund capital expenditures, debt service requirements, cash dividends on common shares, share repurchases and additional growth opportunities for the foreseeable future. We believe that our credit profile should provide us with access to additional financing, if necessary, to fund growth opportunities and other cash requirements that cannot be funded from existing sources.

              Impact of New Accounting Standards

          In September 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Agreements”. The impact of this accounting standard is discussed in Note 1 to the interim consolidated financial statements.

             Forward-Looking Statements

          Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may”, “believe”, “will”, “expect”, “project”, “estimate”, “anticipate”, “plan” or “continue”. These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could significantly cause actual results to differ materially from the forward-looking statements. The Private Securities Litigation Reform Act of 1995, or the Litigation Reform Act, provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their companies without fear of litigation.

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

             See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.      Controls and Procedures

a.	Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are adequate and effective.

b.	On May 31, 2007, the Company completed the acquisition of AmeriPath. AmeriPath disclosed two “material weaknesses” in internal controls over financial reporting in its 2006 Annual Report on Form 10-K and first quarter 2007 Quarterly Report on Form 10-Q. The material weaknesses relate to the following: (i) the adequacy of general controls relating to certain AmeriPath information technology systems, and (ii) the adequacy of the support and analysis for accounts receivable allowances. Subsequent to the acquisition of AmeriPath, the Company has revised certain of AmeriPath’s controls, and has implemented oversight procedures related to accounts receivable allowances and general controls in its information technology systems. These changes have been designed to ensure adherence with the Company’s overall methodology, supervision and monitoring processes related to internal control over financial reporting. After giving consideration to the control weaknesses identified at AmeriPath, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects the Company’s consolidated financial condition, results of operations and cash flows for the periods presented. During the third quarter of 2007, there have been no other changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

          See Note 7 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

ISSUER PURCHASES OF EQUITY SECURITIES

				(d) Approximate Dollar
	(a) Total		(c) Total Number of	Value of Shares that May
	Number of	(b) Average	Shares Purchased as Part	Yet Be Purchased Under the
	Shares	Price Paid per	of Publicly Announced	Plans or Programs
Period	Purchased	Share	Plans or Programs	(in thousands)
July 1, 2007 –
July 31, 2007	36,000	$55.51	36,000	$142,700
August 1, 2007 –
August 31, 2007	411,203	$55.16	411,203	$120,019
September 1, 2007 –
September 30, 2007	286,852	$55.71	286,852	$104,038
Total	734,055	$55.39	734,055	$104,038

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

          Item 6.      Exhibits

Exhibits:

10.1	Amended and Restated Quest Diagnostics Incorporated Executive Officer Severance Plan (As amended August 16, 2007)

10.2	Amended and Restated Quest Diagnostics Incorporated Long-Term Incentive Plan for Non-Employee Directors (As amended August 17, 2007)

10.3	Amended and Restated Quest Diagnostics Incorporated Employee Long-Term Incentive Plan (As amended August 17, 2007)

10.4	Amended and Restated Employee Stock Purchase Plan (As amended effective October 1, 2007)

10.5	Amended and Restated Supplemental Deferred Compensation Plan (As amended October 11, 2007)

10.6	Amendment Dated as of August 17, 2007 to the AmeriPath Group Holdings, Inc. 2006 Stock Option and Restricted Stock Purchase Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 25, 2007
Quest Diagnostics Incorporated

By	/s/ Surya N. Mohapatra
Surya N. Mohapatra, Ph.D. Chairman, President and Chief Executive Officer

By	/s/ Robert A. Hagemann
Robert A. Hagemann Senior Vice President and Chief Financial Officer