Form 10-K
period 2007-12-31
QUEST DIAGNOSTICS INC
filed 2008-02-22
CIK 1022079

2007 Annual Report
on Form 10 – K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2007
Commission File Number 001-12215

Quest Diagnostics Incorporated
3 Giralda Farms
Madison, New Jersey 07940
(973) 520-2700

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
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 30, 2007, the aggregate market value of the approximately 156 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $8.1 billion, based on the closing price on such date of the registrant’s Common Stock on the New York Stock Exchange.

As of February 1, 2008, there were outstanding 194,149,127 shares of Common Stock, $.01 par value per share.

Documents Incorporated by Reference

Document	Part of Form 10-K into which incorporated

Portions of the registrant’s Proxy Statement to be filed by April 28, 2008	Part III

Such Proxy Statement, except for the portions thereof which have been specifically incorporated by reference, shall not be deemed “filed” as part of this report on Form 10-K.

i

Item 1. Business

          Quest Diagnostics Incorporated is the nation’s leading provider of diagnostic testing, information and services. We provide insights that enable patients, physicians and others to make decisions to improve health services.

          Quest Diagnostics was incorporated in Delaware in 1990; its predecessor companies date back to 1967. We conduct business through our headquarters in Madison, New Jersey, and our laboratories, patient service centers, offices and other facilities around the United States and in selected locations outside the United States. Unless the context otherwise requires, the terms “Quest Diagnostics,” the “Company,” “we” and “our” mean Quest Diagnostics Incorporated and its consolidated subsidiaries.

          During 2007, we generated net revenues of $6.7 billion and processed approximately 145 million test requisitions. Additional financial information concerning Quest Diagnostics, including our consolidated subsidiaries, for each of the years ended December 31, 2007, December 31, 2006 and December 31, 2005 is included in the consolidated financial statements and notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

OUR STRATEGY AND STRENGTHS

          Our mission is to be the undisputed world leader in diagnostic testing, information and services. Our vision states that we are dedicated people improving the health of patients through unsurpassed diagnostic insights and innovation. We focus on patients, growth and people to help achieve our goals.

          We offer an array of high value diagnostics services and products that are attractive to patients, physicians, payers, and other providers to become the diagnostic services provider of choice in key areas of the diagnostic testing market. We believe that successful execution of this strategy will drive continued growth. Additionally, we believe that we will be able to grow over the long term at a rate above the U.S. clinical laboratory industry growth rate, to expand margins and to increase international revenues to 10% of consolidated revenues. We plan to do this by gaining more customers and selling more services and products to existing customers. The elements of our strategy are discussed below:

•

Deliver a superior patient experience. The patient is at the center of everything that we do. Increasingly patients have a choice when it comes to selecting a healthcare provider and we strive to give them new and compelling reasons to put their trust in us. We have made significant investments in training our employees to provide a differentiated patient experience. We believe that this will drive patient and physician loyalty. Additionally, we have deployed automated patient appointment scheduling to most of our patient service centers. This enables patients to schedule appointments at times that are convenient for them and to essentially eliminate waiting times. We believe that we are the only clinical test provider that offers this service in almost all of its patient service centers.

•

Continuously drive Six Sigma quality. We strive to provide the highest quality in all that we do, including: phlebotomy and specimen transport services; analytical testing processes in our laboratories; accurate and timely lab reports; and billing information. We use Six Sigma and Lean processes to continuously reduce defects, enhance quality and further increase the efficiency of our operations. Six Sigma is a management approach that utilizes a thorough understanding of customer needs and requirements, root cause analysis, process improvements and rigorous tracking and measuring to enhance quality. Lean is a management approach that seeks to streamline processes and eliminate waste. We also use Six Sigma and Lean principles to help standardize operations and processes across our Company and identify and adopt company best practices. We believe our focus on continuously driving Six Sigma quality in all aspects of our business results in superior service to our customers and drives loyalty.

•

Leverage our unparalleled assets and capabilities. We are the leader in the U.S. clinical testing business and we have the most extensive clinical testing network in the nation. We offer national access to testing services, operating a nationwide network of approximately 2,100 of our own patient service centers, principal laboratories located in more than 30 major metropolitan areas throughout the United States and approximately 150 smaller “rapid-response” laboratories. We are the leading cancer diagnostics provider through our network of specialty testing centers, approximately 40 outpatient anatomic pathology centers, and hospitals throughout the country where we provide inpatient anatomic pathology and medical director services. We have a leading medical and scientific staff of approximately 900 M.D.s and Ph.D.s. We serve approximately half of the physicians and half of the hospitals in the United States. We also provide paramedical examinations in approximately 70 locations in the United States and Canada. We are the leading provider in the United States of gene-based and other esoteric testing, offering the broadest test menu of more than 3,000 tests. We believe that customers and payers prefer testing providers that offer a comprehensive range of tests and services and the most convenient access to those services and that, as a result, we will be able to profitably enhance our market position.

•

Continue to lead in medical innovation and information technology solutions. We are a leading innovator in the clinical testing market with unmatched medical and technical expertise. We have the most comprehensive test menu and leading medical and scientific experts available for consultation. Over the past several years, we have expanded our business in more complex and faster-growing testing areas, including gene-based and esoteric testing and anatomic pathology services, reducing the percentage of our revenues from routine testing services. We remain a leading innovator in the clinical testing industry by continuing to introduce new tests, technology and services, including in the evolving area of personalized and targeted medicine. As an industry leader with the largest and broadest U.S. network and expanding presence outside the U.S., we believe we are the best channel for developers of new equipment and tests to introduce their products to the marketplace. Through our relationship with the academic community and pharmaceutical and biotechnology firms, we believe that we are a leader in bringing technical innovation to the market. For example, in 2007, we introduced the ClariSure™ test for identifying chromosome abnormalities associated with 85 developmental disorders in children. The ClariSure test is a laboratory-developed test that uses proprietary technologies and laboratory-developed arrays.

We empower healthcare organizations and clinicians with information technology solutions that can improve patient care and medical practice. We develop differentiated products, such as ChartMaxx® and the Care360™ Physician Portal, that are designed to support the creation and management of electronic patient records, by bringing together, in one patient-centric view, information that includes physician’s records and laboratory and hospital data. Our Care360™ products, which are used by more than 125,000 physicians, enable physicians to order diagnostic tests and review test results online. In addition, the Care360 Physician Portal enables physicians to electronically prescribe medication, view clinical and administrative information from various sources, file certain documents into a patient-centric health record maintained in our repository and share confidential information with medical colleagues. We believe that these products enhance the value we provide to our customers and result in increased customer loyalty.

•

Expand our geographic reach. In addition to growth opportunities in the U.S., we see opportunities to expand our presence in the United Kingdom and Mexico and to bring our experience and expertise in diagnostic testing to international markets, particularly to developing countries where the testing markets are highly fragmented and less mature. During 2007 we established a presence in the growing market in India, and we will offer clinical testing for life insurance companies, clinical trials testing for global pharmaceutical companies and advanced esoteric testing for hospitals, physicians and patients.

•

Expand our diagnostic scope. Technology advances are enabling testing to move closer to the patient and are becoming increasingly available and reliable. This enables more timely and effective decisions, with the opportunity to improve patient care and reduce medical costs. Since July 2006, we have acquired three businesses that offer point-of-care, or near patient, testing: HemoCue, Focus Diagnostics and Enterix. We intend to expand their product menus, develop novel technology platforms and systems to meet the needs of our clients as well as pursue potential additional acquisitions to supplement our offering. We are developing electronic data links to our Care360 system, enabling the integration of tests performed in a near patient setting with those performed in our laboratories. We are well-positioned to offer choice and integrated solutions to physicians, hospitals, clinics and retail customers for the testing methods that are most appropriate for each patient and practice.

          In support of our strategy, in recent years we have undertaken several acquisitions. Our recent acquisitions are enabling us to expand our capabilities, further leverage our assets and differentiate our Company from our competition, diversify our revenues and accelerate our growth. We are focused on completing the successful integration of these acquisitions to realize their full value. We expect to continue to selectively evaluate acquisitions in the United States and in select international markets.

BUSINESS OPERATIONS

          Quest Diagnostics is the leading provider of diagnostic testing, information and services in the United States, providing insights that enable patients and physicians to make decisions to improve health services. We offer patients and physicians the broadest access to diagnostic testing services through our nationwide network of laboratories and owned patient service centers. The Company provides interpretive consultation through the largest medical and scientific staff in the industry, with approximately 900 M.D.s and Ph.D.s around the country. We are the leading provider of gene-based testing and other esoteric testing, anatomic pathology services, including dermatopathology, and testing for drugs-of-abuse. The Company is also a leading provider of testing for clinical trials, and risk assessment services for the life insurance industry. Our diagnostics products business manufactures and markets diagnostic test kits and specialized point-of-care testing. We empower healthcare organizations and clinicians with robust information technology solutions. Our activities are discussed below.

          In 2007, our clinical testing business accounted for greater than 90% of our net revenues, with the balance derived from insurer services, clinical trials testing, diagnostic products and healthcare information technology. Most of our services are provided in the United States. Clinical testing includes routine testing, anatomic pathology, gene-based and esoteric testing and drugs-of-abuse testing, which generated approximately 55%, 15%, 18% and 3%, respectively, of our 2007 net revenues. Risk assessment services for the life insurance industry, clinical trials testing, diagnostic products and healthcare information technology combined generated approximately 9% of our 2007 net revenues. In 2007, we derived approximately 3% of our net revenues from foreign operations.

          Clinical Testing. Clinical testing is an essential element in the delivery of healthcare services. Physicians use clinical tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical testing is generally categorized as clinical laboratory testing and anatomic pathology services. Clinical laboratory testing is performed on body fluids, such as blood and urine. Anatomic pathology services are performed on tissues, including biopsies, and other samples, such as human cells. Many clinical tests are considered routine and can be performed by most commercial clinical laboratories. Tests that are not routine and that require highly skilled personnel and generally require more sophisticated equipment are considered esoteric tests. Esoteric tests, including gene-based tests, are generally referred to laboratories that specialize in performing those tests.

          We are the largest commercial clinical testing company in the U.S., with a leading position in most U.S. geographic markets and service offerings. We offer customers the broadest access in the nation to clinical and anatomic pathology testing, and the most extensive test menu. Including our joint ventures, we operate a network of approximately 2,100 of our own patient service centers, principal laboratories located in more than 30 major metropolitan areas throughout the United States and approximately 150 smaller “rapid-response” laboratories. We also operate approximately 40 outpatient anatomic pathology centers, and provide inpatient anatomic pathology and medical director services for hospitals throughout the U.S.

          We provide interpretive consultation through the largest medical and scientific staff in the industry, with approximately 900 M.D.s and Ph.D.s around the country. As testing methods become more complex, we believe that providing sound medical and scientific consultation regarding the correct application of tests and the correct interpretation of test results will help spur the adoption of new tests, improve patient outcomes and enhance client satisfaction. Our medical and scientific directors are available for consultation with our customers.

          Routine clinical testing. We are the leading provider in the United States of routine clinical testing, including testing for drugs-of-abuse.

          We perform routine testing through our network of major laboratories, rapid response laboratories and patient service centers. We also perform routine testing at the hospital laboratories we manage. Our major laboratories offer a full line of routine clinical tests. Rapid response laboratories are smaller facilities where we can quickly perform an abbreviated menu of routine tests for customers that require rapid turnaround times. Patient service centers are facilities where specimens are collected, and are typically located in or near a building used by medical professionals. We operate 24 hours a day, 365 days a year. We perform and report most routine tests within 24 hours. The majority of test results are delivered electronically.

          Routine tests measure various important bodily health parameters such as the functions of the kidney, heart, liver, thyroid and other organs. Commonly ordered tests include:

•	blood chemistries, including cholesterol levels;

•	complete blood cell counts;

•	urinalyses;

•	pregnancy and other prenatal tests;

•	alcohol and other substance-abuse tests; and

•	allergy tests such as the ImmunoCap® test.

          Anatomic Pathology. We are the leading provider of anatomic pathology services, including dermatopathology, in the U.S. Anatomic pathology involves the diagnosis of cancer and other diseases and medical conditions through the examination of tissue and cell samples taken from patients. We provide anatomic pathology and other cancer diagnostic testing through our centers of excellence and approximately 40 outpatient anatomic pathology centers. Additionally, we provide inpatient anatomic pathology and medical director services for hospitals throughout the country. We have a substantial presence in target markets to deliver our services locally and enable our pathologists to establish strong relationships with our referring physician base.

          We significantly strengthened our anatomic pathology services offering through our May 2007 acquisition of AmeriPath Group Holdings, Inc., (“AmeriPath”). We provide a full-range of cancer diagnostic services to all specialties including: dermatopathology, gastroenterology, hematology, urology and oncology. We have approximately 800 board-certified pathologists, including luminaries in their field, with a passion for and dedication to serving patients with the highest quality service.

          We have a strong history of leadership and innovation in cancer diagnostics. We introduced the Leumeta™ family of tests for leukemia and lymphoma. These are proprietary plasma-based molecular tests that may some day eliminate the need for painful bone marrow biopsies. We offer Pap testing using liquid-based technology in addition to conventional Pap testing and provide physicians the option of computer assisted Pap screening. We were among those leading the industry in educating physicians about molecular testing for human papilloma virus (“HPV”), the leading cause of cervical cancer.

          Gene-Based and Other Esoteric Testing. Gene-based and esoteric tests are typically ordered when a physician requires additional information to complete a diagnosis, establish a prognosis or choose or monitor a therapeutic regimen. Esoteric tests include procedures in the areas of molecular diagnostics, protein chemistry, cellular immunology and advanced microbiology. Commonly ordered esoteric tests include viral and bacterial detection tests, drug therapy monitoring tests, autoimmune panels and complex cancer evaluations. Esoteric tests are those tests that require professional “hands-on” attention from highly skilled technical personnel, that generally require more sophisticated technology, equipment or materials and that may be performed less frequently than routine tests. Consequently, esoteric tests are generally reimbursed at higher levels than routine tests. Because it is not cost-effective for most hospitals, independent laboratories or physician office laboratories to develop and perform a broad menu of esoteric tests, or to perform low-volume esoteric testing in-house, these tests generally are outsourced to an esoteric clinical testing laboratory, such as our Nichols Institute or Focus Diagnostics, that specializes in performing these complex tests.

          We are the leading provider in the United States of gene-based and other esoteric testing. We believe that we have the largest gene-based and esoteric testing business in the United States, with over $1.2 billion in net revenues during 2007. We conduct complex and specialized testing, including molecular diagnostics, on both coasts through our world renowned Nichols Institute laboratory facilities, which are among the leading esoteric clinical testing laboratories in the world.

          Our esoteric laboratories offer reference testing services to large academic medical centers, hospitals and commercial laboratories. Our esoteric testing laboratories perform hundreds of complex tests that are not routinely performed by our regional laboratories, generally in the following fields:

•	endocrinology and metabolism (the study of glands, their hormone secretions and their effects on body growth and metabolism);

•	genetics (the study of chromosomes, genes and their protein products and effects);

•	hematology (the study of blood and bone marrow cells) and coagulation (the process of blood clotting);

•	immunogenetics and human leukocyte antigens (HLA) (solid organ and bone marrow transplantation; eligibility for vaccines and immunotherapy);

•	immunology (the study of the immune system including antibodies, immune system cells and their effects and autoimmune diseases);

•	microbiology and infectious diseases (the study of microscopic forms of life including parasites, bacteria, viruses, fungi and other infectious agents);

•	oncology (the study of abnormal cell growth including benign tumors and cancer);

•	serology (a science dealing with body fluids and their analysis, including antibodies, proteins and other characteristics); and

•	toxicology (the study of chemicals and drugs and their effects on the body’s metabolism).

          New test introduction. We are a leading innovator, bringing new and improved tests to the market. Gene-based and other esoteric tests are the fastest growing area within the diagnostic testing industry. We believe that the unveiling of the human genome and the linkages of genes and the proteins they produce with disease are resulting in, and will continue to result in, more complex and thorough predictive and diagnostic testing. We are well positioned to benefit from this growth. We intend to focus on commercializing diagnostic applications of discoveries in the areas of cancer, cardiovascular disease and infectious disease as well as functional genomics and proteomics, including the area of personalized medicine. We are committed to introducing clinically relevant and leading edge diagnostic tests. We bring tests to market that we develop as well as through relationships with diagnostic technology developers. We are a leader in transferring technical innovations to the market through our relationships with the academic community and pharmaceutical and biotechnology firms, as well as through collaborations with emerging medical technology companies that develop and commercialize novel diagnostics, pharmaceutical and device technologies. As the industry leader, we believe that we are the best partner for developers of new technology and tests to introduce their products to the marketplace.

          We focus our resources on key disease states, including cancer, cardiovascular disease and infectious disease, and technologies that will help doctors care for their patients through better screening, diagnosis, prognosis, treatment choice and monitoring. During 2007, we introduced new and improved assays and services, principally in the following areas:

•	Oncology.
-

We expanded our Leumeta™ family of plasma-based molecular leukemia and lymphoma tests, introducing four additional tests. As we reach critical mass with our proprietary Leumeta menu, we are planning collaborations with oncology centers on independent clinical studies to directly compare bone marrow cell-based tests with our Leumeta plasma-based tests. We have also added new fluorescence in situ hybridization, or FISH-based, tests to aid in prognosis and therapeutic response monitoring for multiple leukemia and lymphoma cancers.

-

We developed and introduced an Alpha-Fetoprotein (AFP) and Glypican-3 tests to determine risk, diagnosis and prognosis of hepatocellular carcinoma (HCC). HCC is the fifth most common cancer in the world, and patients most at risk for this liver-based malignancy are those with chronic hepatitis B or C virus infections, and those with hepatic cirrhosis.

•	Infectious Disease.

-

We offer Hepascore™, a non-invasive test to predict significant liver fibrosis or cirrhosis in patients with viral hepatitis C. The test uses multiple variables to generate a score and the likelihood of each fibrosis stage.

	-	We introduced a test to detect posaconazole, an antifungal drug. The test is designed to avoid interference by another commonly used antifungal agent.

-

We introduced the first commercially available laboratory test in the U.S. for detecting the mosquito-borne chikungunya virus. This test, which is performed using molecular polymerase chain reaction (PCR), will enable physicians to test patients who may have contracted the virus, such as individuals returning from regions in Africa and Asia where chikungunya is endemic.

•	Genetics.

-

Our new amino acid analysis test represents a major advance over prior quantitation techniques, essential in the diagnosis of metabolic disorders and nutritional deficiencies in children and adults. Employing a combination of Liquid Chromatography (LC) and Mass Spectrometry (MS), this new method can be used to measure and report up to 47 individual amino acids. For newborns, time and accuracy are critical, so this advance is especially helpful for pediatricians to diagnose inborn errors of metabolism that can impair a child’s mental and physical development.

-

We have begun to introduce tests that employ a new micro-array technology known as Comparative Genomic Hybridization (CGH) to detect genomic alterations. We own the intellectual property underlying this micro-array technology, which is used to analyze information contained within an individual’s genetic makeup. CGH micro-array technologies compare and contrast a specimen’s DNA to the DNA of a healthy individual to identify, at a high resolution, extra or missing genetic material in the specimen. Our first CGH test, ClariSure, introduced to the market has been applied to the diagnosis of mental retardation and developmental delay (MR/DD). In 2008, we plan to expand the use of CGH technology to leukemia testing.

-

We have developed automation of a genetic test to determine whether parents are carriers of the genetic mutation that causes Fragile X syndrome, the most common form of inherited mental retardation. This automation will enable broad-based population screening for Fragile X.

•

Liquid Chromatography-Tandem Mass Spectrometry. We are a leader in improving the techniques and utilization of liquid chromatography-tandem mass spectrometry (LC-MS/MS) so it can be used in a high-volume routine testing environment for improved testing, monitoring and treatment of patients with steroidal and hormonal conditions. Using this platform, we developed and introduced a more accurate and sensitive 25-OH Vitamin D test as well as a testosterone test for hypogonadal males, women and children, because in these patient populations, fluctuations in minute amounts of testosterone can have important health and treatment implications.

•

Transplant Care. We continue to expand our transplantation menu and support by developing and offering Chagas Disease screening and verification testing in addition to screening to improve the quality of the donor blood supply. Chagas is a parasitic-based disease most commonly found in rural Latin American countries. With the ease of travel to these areas, it is important to be able to screen the blood and tissue donor supply, as patients can be infected through organ or tissue transplantation or blood transfusion.

•

Coagulation. During 2007, the medical and other press highlighted the challenges establishing the correct initial dosing levels for patients being placed on warfarin (Coumadin®) therapy for a number of anti-clotting medical needs. We were ready with the Cytochrome P450 2C9 and VKORC1 Mutation Analysis test to determine an individual patient’s genetic factors that are important in predicting response and assist in dosing. Through our Nichols Institute website, we were the first reference laboratory to provide a web-link to the WarfarinDosing.org website to assist physicians in determining initial warfarin doses utilizing the genetic test and other factors. In 2007 we included the availability of medical consultation on difficult cases with specialized interpretation and results reports and showcased our expertise in a Case-Oriented Symposium on Bleeding and Thrombosis.

          We believe that offering a full range of gene-based and other esoteric tests, including new tests, strengthens our market offering and market position and enhances our reputation as the nation’s leading test provider.

          Clinical Trials Testing. We believe that we are the second largest provider of central laboratory testing performed in connection with clinical research trials on new drugs and vaccines. Clinical research trials are required by the U.S. Food and Drug Administration and other international regulatory authorities to assess the safety and efficacy of new drugs and vaccines. We have clinical trials testing centers in the United States and the United Kingdom, and we provide clinical trials testing in Australia, China and Singapore through affiliated laboratories. We are launching a clinical trials testing center in India. Approximately 45% of our net revenues from clinical trials testing in 2007 represented testing for GlaxoSmithKline plc (GSK). We are the primary provider of central laboratory testing to support GSK’s clinical trials testing requirements worldwide.

          Insurer and Employer Services. We believe that we are the largest provider of risk assessment services to the life insurance industry in the United States and Canada. Our risk assessment services comprise underwriting support services to the life insurance industry including teleunderwriting, specimen collection and paramedical examinations, clinical testing, medical record retrieval, case management, motor vehicle reports, telephone inspections, prescription histories and credit checks. The clinical tests performed and data gathered by us are specifically designed to assist an insurance company in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of individual life insurance policy applicants, but also includes specimens of individuals applying for other types of insurance policies. We also provide risk assessment services for insurance companies doing business in many countries outside the United States. We plan in 2008 to commence providing risk assessment services in India. We operate approximately 70 locations in the United States and Canada where we coordinate providing paramedical examinations. We also contract with third parties for these services at approximately 120 locations across the United States and Canada. We are actively performing paramedical examinations in select patient service centers because many life insurance applicants prefer this option to a home or workplace examination.

          We believe that we are the leading provider of clinical testing to employers for drugs-of-abuse. Our Drug Testing Index, which is an annual report of our aggregate drug testing results, is used nationally by employers, the federal government and the media to help understand and explain drug abuse among the nation’s workforce. We also provide wellness testing to employers to enable employees to take an active role in improving their health and empowering employers with aggregated health information. Our Blueprint for Wellness program offers employers actionable data to power their health improvement and cost containment programs.

          Diagnostic Products, Including Point-of-care, or Near Patient, Testing. Technology advances are enabling testing to move closer to the patient and are becoming increasingly available and reliable. Over time, some testing that is now done in clinical laboratories will cease to be performed in clinical laboratories and will be performed closer to the patient. We believe that our point-of-care testing strategy will strengthen our relationship with our customers by enabling us to offer more solutions that improve the effectiveness of our customers and the care of their patients by enabling faster diagnosis and treatment. We are well-positioned to offer options and integrated solutions to physicians, hospitals and clinics for the testing methods that are most appropriate for each patient and practice.

          We develop and manufacture products that enable healthcare professionals to make healthcare diagnoses, including products for point-of-care, or near patient, testing for the professional market. Since July 2006, we have acquired several companies, including Focus Diagnostics, Enterix, and HemoCue, that enhance our offerings and better enable us to serve these markets. We will consider additional acquisitions or licenses of selective products to complement the products and services we provide. We offer an electronic data link through our Care360 Physician Portal so that the results of the InSureTM Quik FIT point-of-care tests, as well as tests performed by our laboratories, will be available in one electronic medical record. We intend to offer additional data links in the future. This will differentiate our point-of-care test products from other products that are not integrated into an electronic repository.

          Focus Diagnostics is a leading provider of infectious disease testing that has established a reputation for being first to introduce new tests to the market, including diagnostic tests for Lyme disease, West Nile Virus and SARS. Focus Diagnostics develops, manufactures and markets diagnostic products, such as HerpeSelect® ELISA tests that detect patient antibodies to specific types of Herpes Simplex Virus, which can be performed on a variety of instrument platforms. Focus received Food and Drug Administration (“FDA”) 510(k) clearance to sell in the U.S. its new multiplexed Plexus® product to detect type specific antibodies to herpes simplex virus. Focus has also submitted an application to the FDA for 510(k) clearance to allow U.S. sales of Plexus® products for the detection of antibodies specific to Epstein-Barr virus. Both the Plexus® products have received the CE mark and are available for purchase in European Union countries. Focus Diagnostics sells its diagnostic products to large academic medical centers, hospitals and commercial laboratories globally.

          Enterix, an Australia-based company, manufactures the InSureTM fecal immunochemical (FIT) test for screening for colorectal cancer. It has developed and plans to release early in 2008 the InSureTM Quik FIT test for point-of-care testing.

          HemoCue, headquartered in Angelholm, Sweden, specializes in point-of-care testing. HemoCue is the leading global provider in point-of-care testing for hemoglobin, with a growing market share for professional glucose and microalbumin testing. The measurement of hemoglobin is important for blood donors and for patients being considered for transfusion therapy, or undergoing dialysis or chemotherapy, where instant test results can lead to immediate treatment decisions. HemoCue’s handheld systems are used in physician’s offices, blood banks, hospitals, diabetes clinics and public health clinics. In developing countries these systems are used as the primary means to screen for anemia. Approximately one-half of HemoCue’s products are sold outside the United States. HemoCue has a strong product development pipeline, based on its pioneering use of its patented microfluidic systems.

          In October 2007, HemoCue received FDA 510(k) clearance for its White Blood Cell Analyzer, a whole-blood test performed on finger-stick samples that assist physicians diagnosing infection, inflammation, bone marrow failure, autoimmune diseases and many other medical conditions now routinely tested by reference laboratories. In addition, Focus Diagnostics received FDA 510(k) clearance for its HerpeSelect® Express™ HSV-2, a test for aiding in the diagnosis of herpes simplex type-2 virus, the primary cause of genital herpes. With 510(k) clearance for marketing, physicians who operate CLIA-certified moderately complex laboratories may now use these products to quickly produce results in a single office visit. These two tests will help physicians quickly determine the presence of an infection and allow physicians to make immediate treatment decisions for their patients. We have applied for CLIA-waived status for these two products and a microalbumin test which, if granted, would permit physicians to use these products in a much larger segment of physician offices.

          International. We have laboratory facilities in Mexico City, Mexico; San Juan, Puerto Rico; and Heston, England. These laboratories support our clinical trials business and clinical testing in their local markets. In addition, we have established operations in Gurgaon, India, that will support our business activities in that country. We see opportunities to bring our experience and expertise in diagnostic testing and point-of-care products to international markets, particularly developing countries where the testing markets are highly fragmented and less mature.

          Healthcare Information Technology. We empower healthcare organizations and clinicians with information technology solutions that can improve patient care and medical practice. We develop differentiated products that are designed to support the creation and management of patient records, by bringing together, in one patient-centric view, information from various sources, including physician’s records and laboratory and hospital data. We believe that these products enhance the value we provide to our customers and result in increased customer loyalty by providing more convenient ordering and reporting of clinical tests and better access to patient-centric information.

          We develop and integrate clinical connectivity and data management solutions for healthcare organizations, physicians and clinicians primarily through our Care360 suite of products and the ChartMaxx® electronic document management system for hospitals. The Care360 products, including our Care360 Physician Portal, enable physicians to order diagnostic tests and review test results from Quest Diagnostics online. In addition, the Care360 Physician Portal enables physicians to electronically prescribe medication, view clinical and administrative information in a patient-centric record maintained in our repository and share confidential information with medical colleagues in a HIPAA-compliant manner. Demand has been growing for our information technology solutions as physicians have expanded their usage of the Internet. By the end of 2007, approximately 125,000 physicians were using our Care360 products and, excluding our recently acquired AmeriPath business, approximately 65% of our test orders and approximately 75% of our test results were being transmitted electonically. In December 2007, approximately 140,000 e-prescribing scripts were processed through Care360.

          Additionally, we have recently acquired the capabilities to deploy a health information exchange system comprised of proprietary technologies that enable healthcare providers to access and manage a range of patient data from multiple sources at the point-of-care. These capabilities will enable us to provide solutions to the many health information exchanges that are being developed.

THE UNITED STATES CLINICAL TESTING MARKET

          Most clinical tests are performed by one of three types of laboratories: commercial clinical laboratories; hospital-affiliated laboratories; and physician-office laboratories. We believe that hospital-affiliated laboratories account for approximately 60% of the market, commercial clinical laboratories approximately one-third and physician-office laboratories the balance.

          Key Trends. There are a number of key trends that we expect to have a significant impact on the clinical testing business in the U.S. and on our business. These trends present both opportunities and risks. We believe that the industry will continue to grow over the long term and that we are well positioned to benefit from the long-term growth expected in the industry.

          Demographics. The growing and aging population is increasing the demand for clinical testing.

          Increased testing. We believe that we are entering the decade of diagnostics, moving to preventative care from curative care. Physicians increasingly are relying on testing to aid in the identification of risk factors and symptoms of disease, the choice of therapeutic regimen and the evaluation of treatment results. Physicians, consumers and payers increasingly recognize the value of testing as a means to improve health and reduce the overall cost of healthcare through early detection and prevention.

          Science and technology advances. Medical advancements allow for more accurate and earlier diagnosis and treatment of diseases. Continuing research and development in the area of genomics is expected to yield new, more sophisticated and specialized diagnostic tests.

          Health information technologies. Demand is growing toward comprehensive care management solutions that serve patients, payers and practitioners by improving access to patient data, increasing patient participation in care management, reducing medical errors and improving clinical outcomes. There is an increasing focus on interconnectivity and desire for real time data aggregation. Electronic medical records and patient health records continue to grow.

          Customer consolidation. Our customers, including health insurance plans, employers, pharmaceutical companies and other intermediaries, have been consolidating. We expect that this trend will continue. Consolidation is increasing customer bargaining power and enhancing their purchasing sophistication.

          Highly competitive. The clinical testing industry remains fragmented, is highly competitive and is subject to new competition. Competition is growing from non-traditional competitors. New market entrants with extensive resources may make acquisitions or expand into our traditional areas of operations. We also are expanding into new diagnostic testing areas that are highly competitive.

          Regulatory and policy environment. Government oversight of and attention to the healthcare industry in the United States is significant and may increase.

          Globalization. There is a growing demand for healthcare services in emerging market countries. Opportunities are arising to participate in the restructuring or growth of the healthcare systems in these countries. Additionally, our customers are establishing positions outside the United States. Demographic changes globally may also create opportunities.

          Customers and Payers. We provide testing services to a broad range of customers, with orders for clinical testing generally generated by physician offices, hospitals and employers. In most cases, the customer that orders the testing is not responsible for the payments of services. We consider a party that refers a test to us a “customer” and a party that reimburses us a “payer.” Depending on the billing arrangement and applicable law, the payer may be (1) a third party responsible for providing health insurance coverage to patients, such as a health insurance plan, self-insured employer benefit fund, or the traditional Medicare or Medicaid program, (2) the patient or (3) the physician or other party (such as a hospital, another laboratory or an employer) who referred the testing to us.

          The following table shows current estimates of the breakdown of the percentage of our total volume of requisitions and net revenues associated with our clinical testing business during 2007 applicable to each payer group:

	Requisition Volume as % of Total Volume	Net Revenues as % of Total Clinical Laboratory Testing Net Revenues

Traditional Medicare and Medicaid Programs	15% - 20%	15% - 20%
Physicians, Hospitals, Employers and Other Monthly-Billed Clients	30% - 35%	20% - 25%
Health Insurance Plans: Fee-for-Service	30% - 35%	40% - 45%
Health Insurance Plans: Capitated	15% - 20%	5% - 10%
Patients	2% - 5%	5% - 10%

          Health insurers, including managed care organizations and other health insurance providers, which typically reimburse us as a contracted provider on behalf of their members for clinical testing services performed, represent approximately one-half of our net revenues from clinical testing. Reimbursement from our two largest health insurer payers totaled approximately 11% of our net revenues in 2007. Aetna, which accounted for over 6% of our consolidated net revenues for 2007, was our largest health insurer payer.

          Physicians. Physicians requiring testing for patients are the primary referral source of our clinical testing volume. Physicians determine which laboratory to recommend or use, based on a variety of factors, including service; patient access and convenience, including inclusion in a health plan network; price; and depth and breadth of test and service offering.

          Most of our clinical testing is referred by primary care physicians. We historically have provided a strong value proposition in routine and esoteric clinical testing. During 2007, we acquired AmeriPath, expanding our service capabilities. This will enable us to leverage our capabilities and to more effectively compete in several physician sub-specialties, including dermatology, urology, gastroenterology, hematology and oncology, where historically we had a smaller market share. We plan to continue to enhance our test menu and service capabilities.

          Health Insurance Plans. Health insurance plans, including fully insured and self-funded employers, typically negotiate directly or indirectly with a number of clinical laboratories, and represent approximately one-half of our total clinical testing volumes and one-half of our net revenues from clinical testing. In certain markets, such as California, health insurance plans may delegate to independent physician associations (“IPAs”) the ability to negotiate for clinical testing services on behalf of certain members. The trend of consolidation among health insurance plans has continued.

          Health insurance plans and IPAs often demand that clinical test service providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services through capitated payment arrangements and discounted fee-for-service arrangements. Under capitated payment arrangements, we provide services at a predetermined monthly reimbursement rate for each covered member, generally regardless of the number or cost of services provided by us. Average reimbursement rates under capitated payment arrangements are typically less than our overall average reimbursement rate. Health insurance plans continue to focus product offerings on point-of-service (“POS”) plans, and consumer driven health plans (“CDHPs”) that offer a greater choice of healthcare providers. Pricing for these programs is typically negotiated on a fee-for-service basis, which generally results in higher revenue per requisition than under capitation arrangements. Increased patients in CDHPs and high deductible plans involve greater patient cost-sharing; this could negatively impact patient collection experience.

          Most of our agreements with major health insurance plans are non-exclusive arrangements. Certain health insurance plans, however, have been increasingly willing to limit the laboratory network to only a single national laboratory to obtain improved pricing. In cases where members choose to use a non-contracted provider due to service, quality or convenience, the non-contracted provider is generally reimbursed at rates considered “reasonable and customary.” Contracted rates are generally lower than “reasonable and customary” rates because of the potential for greater volume as a contracted provider. A non-contracted clinical test service provider with quality and service preferred by physicians and patients to that of contracted providers could potentially realize greater profits than if it was a contracted provider, provided that physicians and patients continue to have choice in selecting their clinical test provider and any potential additional cost to the patient of using a non-contracted provider is not considered prohibitive.

          We also may be a member of a “complementary network.” A complementary network is generally a set of contractual arrangements that a third party will maintain with various providers that allow for discounted fees for the benefit of members of the customers that arrange access through the third party. A member of a health insurance plan may choose to access a non-contracted provider that is a member of a complementary network; if so, the provider will be reimbursed at a rate negotiated by the complementary network.

          We offer QuestNetTM, a service in which we develop and administer customized networks of clinical test providers for health insurers. QuestNetTM networks provide physicians and patients multiple choices for clinical testing. Health insurance plans that use these networks realize cost reductions by reducing testing performed by non-contracted providers and from simplified payment administration for clinical testing services.

          Hospitals and Other Laboratories. Hospitals generally maintain an on-site laboratory to perform testing on patients and refer less frequently needed and highly specialized procedures to outside laboratories, which typically charge the hospitals on a negotiated fee-for-service basis. Fee schedules for hospital reference testing are typically negotiated on behalf of the hospitals by group purchasing organizations. We believe that most hospital laboratories perform approximately 90% to 95% of their patients’ clinical tests. We provide services to hospitals throughout the United States that vary from esoteric testing, to helping manage their laboratories, to serving as the medical directors of the hospital’s histology or clinical laboratory. We believe that we are the industry’s market leader in servicing hospitals. Hospitals generally continue to look for ways to fully utilize their existing laboratory capacity: they perform tests needed by their patients and compete with commercial laboratories for outreach (non-hospital patients) testing. Continuing to obtain referrals from hospitals depends on our ability to provide high quality services that are more cost-effective than if the hospitals were to perform the services themselves. We believe that our combination of full-service, bi-coastal esoteric testing capabilities, medical and scientific professionals for consultation, innovative connectivity products, focus on Six Sigma quality and dedicated sales and service professionals has positioned us to be an attractive partner for hospital customers.

          Most physicians have admitting privileges or other relationships with hospitals as part of their medical practice. Many hospitals leverage their relationships with community physicians and encourage the physicians to send their outreach testing to the hospital’s laboratory. In addition, hospitals that own physician practices generally require the physicians to refer tests to the hospital’s affiliated laboratory. Hospitals can have greater leverage with health insurers than do commercial clinical laboratories, particularly hospitals that have a significant market share; hospitals thus are frequently able to negotiate higher reimbursement rates with health insurance plans than commercial clinical laboratories for comparable clinical testing services.

          We also have joint venture arrangements with leading integrated healthcare delivery networks in several metropolitan areas. These joint venture arrangements, which provide testing for affiliated hospitals as well as for unaffiliated physicians and other healthcare providers in their geographic areas, serve as our principal laboratory facilities in their service areas. Typically, we have either a majority ownership interest in, or day-to-day management responsibilities for, our hospital joint venture relationships.

          We also provide testing services to federal, state and local governmental agencies, and perform esoteric testing services for other commercial clinical laboratories that do not have a full range of testing capabilities. These customers are charged on a fee-for-service basis.

          Insurers and Employers. We provide services to life insurance companies and employers. Life insurance companies use clinical tests and other services we provide to assist in making policy issuance and premium rating decisions. Factors such as the number of applications for fully-underwritten life insurance policies can affect the utilization of clinical testing and other services we provide to our insurance customers. We seek to grow our insurance revenues by increasing our market share and by offering new and innovative clinical tests and other services. Our life insurance customers have been consolidating, which has resulted in increased individual customer purchasing power. We expect that this trend will continue. We charge our life insurance customers on a fee-for-service basis, typically under multi-year agreements.

          Employers use clinical tests for drugs-of-abuse to determine an individual’s employability and his or her “fitness for duty.” Companies with high turnover and safety conscious environments provide the highest volumes of testing. Factors such as the general economy and job market can impact the utilization of clinical testing. We seek to grow our employer volumes through offering new and innovative programs to help companies with their goal in maintaining a safe and productive workplace. One of these innovations is our Blueprint for Wellness program where we provide wellness screenings to employers and their employees.

GENERAL

          Sales and Marketing. Our sales force is organized to focus on customer groups and service types. The majority of representatives focus on marketing clinical laboratory testing, anatomic pathology and related services to physicians, including physician specialists. Supporting our physician sales teams are genomics and esoteric testing specialists, who are specially trained and focused on educating our clients on new and more complex tests. In addition, we have a health plan sales organization that focuses on regional and national insurance and healthcare organizations. We also have a hospital sales organization that focuses on meeting the unique clinical testing needs of hospitals and promotes the specialized capabilities of our Nichols Institute esoteric testing laboratories and our Focus Diagnostics infectious and immunologic disease testing laboratory. A smaller portion of our sales force focuses on selling substance-of-abuse and wellness testing to employers. We also have a sales force that focuses on selling risk assessment testing services to life insurance companies. In addition, we have a sales organization that focuses on selling diagnostic products to hospitals, commercial clinical laboratories, physician office laboratories, blood banks and clinics. We also have a sales force that focuses on our clinical trials services to drug developers. We focus our sales efforts on obtaining and retaining profitable accounts. We have an active customer management process to evaluate the growth potential and profitability of all accounts.

          Information Technology. Information systems are used extensively in virtually all aspects of our business, including clinical laboratory testing, test reporting, billing, customer service, logistics and management of medical data. We endeavor to establish systems that create value and efficiencies for our patients and customers. The successful delivery of our services depends, in part, on the continued and uninterrupted performance of our information technology systems.

          We have made substantial investments in our healthcare information technology systems, and believe that they help differentiate us. Innovations in our healthcare information technology have the potential to improve patient care, promote efficiency and reduce expense. Both at the federal and state levels, there are public and private efforts to bring together healthcare providers, information technology vendors and other stakeholders to facilitate the creation of standards for the exchange and use of electronic healthcare data, including standard clinical code sets. If certain healthcare data and information technology standards were adopted, we could be required to make substantial investments in our systems to comply with such standards or systems.

          Our systems may be vulnerable to damage from a variety of causes, including telecommunications or network failures, human acts and natural disasters. Moreover, despite the security measures we have implemented, our systems may be subject to physical or electronic break-in attempts, computer viruses and similar disruptive problems. We also have taken precautionary measures to prevent unanticipated problems that could affect our systems. Nonetheless, system failures, such as those that interrupt our ability to process test orders, deliver test results or perform tests in a timely manner, could adversely affect our reputation and result in a loss of customers and net revenues.

          Some of our historic growth has come through acquisitions and we continue to use non-standardized billing, laboratory or other core information systems. We have standardized some of our systems and are implementing standard laboratory information and billing systems across our operations, including those from our most recent acquisitions. We expect implementation will take several more years to complete, and will result in significantly more centralized systems, improve operating efficiency, provide management with more timely and comprehensive information and enhance control over our operational environment. Failure to properly implement the new systems could materially adversely affect our business. During system conversions of this magnitude, workflow is re-engineered to take advantage of best practices and enhanced system capabilities, which may cause temporary disruptions in service.

          Quality Assurance. In our clinical testing business, our goal is to continually improve the processes for collection, storage and transportation of patient specimens, as well as the precision and accuracy of analysis and result reporting. Our quality assurance efforts focus on positive patient identification of specimens and reports, proficiency testing, process audits, statistical process control and personnel training for all of our laboratories and patient service centers. We continue to implement our Six Sigma and standardization initiatives to help achieve our goal of becoming recognized as the undisputed quality leader in the healthcare services industry. In 1998, our Nichols Institute esoteric testing laboratory in California was the first clinical laboratory in North America to achieve International Organization for Standardization, or ISO, 9001 certification. Several other of our laboratories also are ISO certified. These certifications are international standards for quality management systems.

          We have extensive internal proficiency testing, quality control and audits for our clinical laboratory operations. Quality control samples are processed in parallel with the analysis of patient specimens. The results of tests on quality control samples are monitored to identify trends, biases or imprecision in our analytical processes. We also perform internal process audits as part of our comprehensive quality assurance program.

          We have external proficiency testing and accreditation for our clinical laboratory operations. All of our laboratories participate in various external quality surveillance programs. They include, but are not limited to, proficiency testing programs administered by the College of American Pathologists (“CAP”), as well as some state agencies. CAP is an independent, non-governmental organization of board-certified pathologists approved by the Centers for Medicare and Medicaid Services (“CMS”) to inspect clinical laboratories to determine compliance with the standards required by the Clinical Laboratory Improvement Amendments of 1988. CAP offers an accreditation program to which laboratories may voluntarily subscribe. All of our major regional and esoteric laboratories and most of our rapid response laboratories are accredited by CAP. Accreditation includes on-site inspections and participation in the CAP (or equivalent) proficiency testing program. Also, all of our cytotechnologists and pathologists participate in an individual proficiency testing program.

          Our diagnostic products businesses maintain extensive quality assurance programs focused on compliance with applicable regulatory requirements in the United States, Europe and Australia. Focus Diagnostics, Enterix and HemoCue maintain sites certified in accordance with, or audited to, ISO 13485.

          Intellectual Property Rights. We own significant intellectual property, including patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks in the United States and other countries. Our Company also is licensed under U.S. and non-U.S. patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks owned by others. In the aggregate, these intellectual property assets and licenses are of material importance to our business. We believe, however, that no single patent, technology, trademark, intellectual property asset or license is material to our business as a whole.

          Our approach is to manage our intellectual property assets to safeguard them and to maximize their value to our enterprise. We generally actively defend our intellectual property assets and pursue protection on our products, processes and other intellectual property where possible.

          Our success in remaining a leading innovator in the diagnostic testing industry by continuing to introduce new tests, technology and services will depend, in part, on our ability to license new and improved technologies on favorable terms. Other companies or individuals, including our competitors, may obtain patents or other property rights on tests or processes that we may be performing, particularly in such emerging areas as gene-based testing and other specialty testing, that could prevent, limit or interfere with our ability to develop, perform or sell our tests or operate our business. As a result, we may be involved in intellectual property litigation and we may be found to infringe on the proprietary rights of others, which could force us to do one or more of the following:

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

          Competition. While there has been significant consolidation in the clinical testing industry in recent years, our industry remains fragmented and highly competitive. We primarily compete with three types of clinical testing providers: hospital-affiliated laboratories, other commercial clinical laboratories and physician-office laboratories. Our largest independent clinical laboratory competitor is Laboratory Corporation of America Holdings, Inc. In addition, we compete with many smaller regional and local commercial clinical laboratories, specialized esoteric laboratories and laboratories owned by physicians and hospitals. In anatomic pathology, additional competitors include anatomic pathology practices, including those in academic institutions. In addition, there has been a trend among specialty physician practices to bring pathologists into those practices.

          We believe that healthcare providers consider a number of factors when selecting a testing provider, including:

•	service capability and quality;

•	accuracy, timeliness and consistency in reporting test results;

•	pricing;

•	patient insurance coverage;

•	number and type of tests performed by the provider;

•	number, convenience and geographic coverage of patient service centers;

•	reputation in the medical community;

•	healthcare information technology solutions;

•	qualifications; and

•	ability to develop new and useful tests.

          We believe that we are an effective competitor in each of these areas. We also believe that the differentiation we are creating through our focus on a superior patient experience, Six Sigma quality, unparalleled access and distribution, the most comprehensive test menu and innovative test and information technology offerings provide us with a competitive advantage and enables us to compete on more than price alone.

          We believe that large commercial clinical laboratories may be able to increase their share of the overall clinical testing market due to their large service networks and lower cost structures. These advantages should enable larger clinical laboratories to more effectively serve large customers and members of large healthcare plans. In addition, we believe that consolidation in the clinical testing industry will continue. However, a significant portion of clinical testing is likely to continue to be performed by hospitals, which generally have affiliations with community physicians that refer testing to us. As a result of these affiliations, we compete against hospital-affiliated laboratories primarily on the basis of service capability and quality as well as other non-pricing factors. Our failure to provide service superior to hospital-affiliated laboratories and other laboratories could have a material adverse effect on our net revenues and profitability. In addition, recent market activity, including actions by payers to exclude large national clinical laboratories from contracts, may enhance the relative competitive position of regional laboratories.

          The diagnostic testing industry is faced with changing technology and new product introductions. Advances in technology may lead to the development of more cost-effective tests that can be performed outside of a commercial clinical laboratory such as (1) point-of-care tests that can be performed by physicians in their offices; (2) complex tests that can be performed by hospitals in their own laboratories; and (3) home testing that can be carried out without requiring the services of clinical laboratories. Development of such technology and its use by our customers and patients would reduce the demand for our laboratory testing services and negatively impact our net revenues. However, as a result of our point-of-care test strategy, we believe that we are well positioned to service this market for physicians and hospitals. We also believe that our overall point-of-care test strategy will strengthen our relationship with our customers by enabling us to offer more solutions that improve their effectiveness and the care of their patients by enabling faster diagnosis and treatment.

          The diagnostic product market is highly competitive. We have many competitors, some of which have much more extensive experience in this market and some of which have greater resources than our Company. We compete in this area by attempting to find and exploit unique differentiated products, including products that take advantage of our healthcare information technology solutions. There is no guarantee that we will be able to compete successfully in this market.

          Employees. At December 31, 2007, we employed approximately 43,500 people. This total excludes employees of the joint ventures where we do not have a majority interest. We have no collective bargaining agreements with any unions covering any employees in the United States, and we believe that our overall relations with our employees are good.

BILLING AND REIMBURSEMENT

          Billing. We generally bill for clinical testing services on a fee-for-service basis under one of two fee schedules. These fees are generally subject to negotiation with or discounted to non-governmental payers. The fee schedules are:

•	“Client” fees charged to physicians, hospitals, and institutions for which a clinical laboratory performs testing services on a wholesale basis and which are billed on a monthly basis.

•	“Patient” fees charged to individual patients and third-party payers, like Medicare and Medicaid.

          Billing for clinical testing services is very complicated, so we have compliance policies and procedures that increase our billing costs. Patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups all have different billing requirements. Billing arrangements require us to bill various payers. We incur additional costs as a result of our participation in Medicare and Medicaid programs because clinical laboratory testing and anatomic pathology services are subject to complex, stringent and frequently ambiguous federal and state laws and regulations, including those relating to billing and reimbursement. These regulatory requirements increase costs related to: (1) the complexity of our billing processes; (2) training and education of our employees and customers; (3) compliance and legal costs; and (4) costs related to, among other factors, medical necessity denials and advance beneficiary notices. Changes in laws and regulations could further complicate our billing and increase our billing expense. CMS establishes procedures and continuously evaluates and implements changes to the reimbursement process. Other factors that complicate billing include:

•	differences between our fee schedules and the reimbursement rates of the payers;

•	disparity in coverage and information requirements among various payers;

•	missing, incomplete or inaccurate billing information provided by ordering physicians;

•	state laws that dictate who and when we must bill for services;

•	billings to payers with whom we do not have contracts; and

•	disputes with payers as to which party is responsible for payment.

          In 2007, our bad debt expense was 4.5% of our net revenues. We believe that most of our bad debt expense is primarily the result of missing or incorrect billing information on requisitions received from healthcare providers and the failure of patients to pay the portion of the receivable that is their responsibility, rather than credit related issues. In general, we perform the requested tests and report test results regardless of whether the billing information is incorrect or missing. We subsequently attempt to contact the healthcare provider or patient to obtain any missing information and to rectify incorrect billing information. Missing or incorrect information on requisitions complicates and slows down the billing process, creates backlogs of unbilled requisitions and generally increases the aging of accounts receivable and bad debt expense. The increased use of electronic ordering reduces the incidence of missing or incorrect information.

          Billing Compliance. As an integral part of our billing compliance program, we investigate reported failures or suspected failures to comply with federal and state healthcare reimbursement requirements. Any Medicare or Medicaid overpayments resulting from non-compliance are reimbursed by us. As a result of these efforts, we have periodically identified and reported overpayments, reimbursed the overpayments and taken appropriate corrective action.

          Penalties for violations of laws relating to billing federal healthcare programs and for violations of federal and state fraud and abuse laws include: (1) exclusion from participation in Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business. Civil monetary penalties for a wide range of violations are not more than $10,000 per violation plus three times the amount claimed and, in the case of kickback violations, not more than $50,000 per violation plus up to three times the amount of remuneration involved. A parallel civil remedy under the federal False Claims Act provides for damages not more than $11,000 per violation plus up to three times the amount claimed.

          Government Reimbursements. The healthcare industry has experienced significant changes in reimbursement practices during the past several years. Government payers, such as Medicare and Medicaid, have taken steps and may continue to take steps to control the cost, utilization and delivery of healthcare services, including clinical test services. With regard to the clinical test services performed on behalf of Medicare beneficiaries, we must bill the Medicare program directly and must accept the carrier’s fee schedule amount as payment in full. In addition, state Medicaid programs are prohibited from paying more (and in most instances, pay significantly less) than Medicare. Currently, Medicare does not require the beneficiary to pay a co-payment for clinical laboratory testing. Certain Medicaid programs require Medicaid recipients to pay co-payment amounts for clinical laboratory testing. Medicare patients generally are required to make co-payments for anatomic pathology services.

          Federal law contains a Medicare fee schedule payment methodology for clinical testing services performed for patients covered under Part B of the Medicare program, and a national ceiling on the amount that carriers could pay under their local Medicare fee schedules. Federal law also contains a Medicare fee schedule payment methodology for pathology and other physician services performed for patients covered under Part B of the Medicare program. These laws are periodically adjusted, but an adjustment to the national fee schedule for clinical testing services based on the consumer price index cannot occur before January 1, 2009. In December 2007, Congress changed the national physician fee schedule, replacing the scheduled 10% cut to the physician fee reimbursement rate with a 0.5% increase through June 30, 2008 and maintaining through June 30, 2008 the ability of independent clinical laboratories to bill Medicare directly for the technical component of certain pathology services provided to hospitals. We expect that Congress will take up the issue of the fee schedules again in 2008, and we cannot predict whether they will change. If Medicare fee schedules are reduced, or if independent clinical laboratories are prohibited from billing Medicare directly for the technical component of pathology services provided to hospitals, it could have a material adverse effect on our business.

          Average Medicare reimbursement is not materially different than our overall average reimbursement rate from other third party fee for service payers. Despite the added cost and complexity of participating in the Medicare and Medicaid programs, we continue to participate in such programs because we believe that our other business may depend, in part, on continued participation in these programs, since certain customers may want a single laboratory capable of performing all of their clinical testing services, regardless of who pays for such services.

          We are generally permitted to bill Medicare beneficiaries directly for statutorily excluded clinical testing services. An advance beneficiary notice (“ABN”) is a notice signed by the beneficiary which documents the patient’s informed decision to personally assume financial liability for clinical tests which are likely to be denied and not reimbursed by Medicare because they are deemed to be not medically necessary (these tests include limited coverage tests for which the ordering physician did not provide an appropriate diagnosis code and certain tests ordered on a patient at a frequency greater than covered by Medicare). If a Medicare beneficiary signs an ABN, we are also generally permitted to bill the beneficiary for clinical tests that Medicare does not cover due to “medical necessity” limitations. We do not have any direct contact with most of these patients and, in such cases, cannot control the proper use of the ABN by the physician or the physician’s office staff, who must obtain the ABN on our behalf. If the ABN is not timely provided to the beneficiary or is not completed properly, we may end up performing tests that we cannot subsequently bill to the patient if payment is denied by Medicare due to coverage limitations. CMS is currently considering potential changes to rules regarding ABN’s that may effectively increase the number of tests that we cannot subsequently bill to the patient.

          Clinical laboratories that bill Medicare or Medicaid could be excluded from participation in any federal healthcare programs if it is determined that they have submitted bills or requests from payment for items or services substantially in excess of the laboratory’s usual charges for such items or services without good cause. The Department of Health and Human Services Office of Inspector General has periodically proposed to define the terms “substantially in excess” and “usual charges,” but has not done so.

          CMS is permitted to adjust statutorily prescribed fees for clinical test services if the standard rules by which those payments are calculated will result in fees that are “grossly excessive.” CMS rules set forth a process and factors for establishing a “realistic and equitable” payment amount for clinical test services under Medicare Part B (and services paid under a prospective payment system) if existing payment amounts are determined to be inherently unreasonable; payment amounts may be considered unreasonable if they are either grossly excessive or deficient. Under CMS rules, if CMS or a carrier determines that an overall payment adjustment of less than 15% is needed to produce a realistic and equitable payment amount, then the payment amount is not considered “grossly excessive or deficient.” However, if a determination is made that a payment adjustment of 15% or more is justified, CMS could provide an adjustment of less than 15%, but not more than 15%, in any given year. Fees payable by Medicare could be reduced prospectively as a result of the application of these rules.

          Historically, most Medicare and Medicaid beneficiaries were covered under the traditional Medicare and Medicaid programs directly administered by the federal government. Over the last several years, the federal government has sponsored programs to expand private health insurance options for Medicare beneficiaries and has encouraged such beneficiaries to switch from the traditional programs to the private programs, called “Medicare Advantage” programs. There has been rapid growth of health insurance plans offering Medicare Advantage programs and of beneficiary enrollment in these plans. In recent years, in an effort to control costs, states also have increasingly mandated that Medicaid beneficiaries enroll in private managed care arrangements. If these efforts continue to be successful, we may experience a further shift of traditional Medicare and Medicaid beneficiaries to private health insurance options.

          Reduced Utilization of Clinical Testing. Government payers, such as Medicare and Medicaid, have taken steps and may continue to take steps to control the utilization and delivery of healthcare services, including clinical test services. Medicare carriers have adopted policies under which they do not pay for many commonly ordered clinical tests unless the ordering physician has provided an appropriate diagnosis code supporting the medical necessity of the test. Physicians are required by law to provide diagnostic information when they order clinical tests for Medicare and Medicaid patients.

          Medicare Administrative Contractors. Historically, many different local intermediaries administered Medicare Part A and many different local carriers administered Medicare Part B (which covers services provide by independent clinical laboratories). Carriers often had inconsistent policies on matters such as: (1) test coverage; (2) automated chemistry panels; (3) diagnosis coding; (4) claims documentation; and (5) fee schedules (subject to the national fee schedule limitations). Inconsistent carrier rules and policies increase the complexity of the billing process for clinical laboratories. Federal law requires Medicare contracting reform. All historic intermediaries and carriers are being replaced, using a competitive bidding process, with Medicare Administrative Contractors who will handle both Part A and Part B. Approximately one half of the Medicare Administrative Contractors have been selected. It is expected that the revised system, when completed, will reduce the administrative complexity of billing for services provided to Medicare beneficiaries.

          Competitive Bidding. CMS is required to conduct a demonstration project to determine whether competitive bidding can be used to provide clinical testing services for Medicare beneficiaries at fees below current Medicare payment rates while maintaining quality and access to care. CMS will conduct two separate demonstrations in isolated markets. The first will be conducted in the Metropolitan Statistical Area composed of the San Diego-Carlsbad-San Marcos, California area beginning in 2008. Under a plan announced by CMS in December 2007, bids were due February 15, 2008, winners will be selected in April 2008 and the pilot will begin July 1, 2008. CMS has not yet identified the site of the second competitive bidding demonstration project.

          The industry remains concerned about the general lack of responsiveness by CMS to industry concerns and questions regarding the demonstration project and continues discussing with members of Congress and Committee staffs industry concerns regarding quality, patient access and CMS’ flawed implementation of the demonstration project. We believe that clinical testing services are not commodities and that the quality of services and access to those services could be adversely impacted by implementation of competitive bidding. In an effort to delay or stop the demonstration project, the Company, other industry participants and several professional societies are supporting a complaint filed in the United States District Court for the Southern District of California in January 2008 on behalf of three local laboratories.

          President Bush recently proposed a fiscal 2009 federal budget that includes savings of approximately $2.4 billion over five years by establishing competitive bidding for clinical laboratory services provided to Medicare beneficiaries. If competitive bidding were implemented on a regional or national basis for clinical testing, it could materially adversely affect the clinical testing industry and us.

REGULATION

          The Company’s business is subject to or impacted by extensive and frequently changing laws and regulations, including inspections and audits by governmental agencies, in the United States (including at both the federal and state levels) and the other jurisdictions in which the Company engages in business. We also must comply with other laws and regulations, including in the United States and in the other jurisdictions in which we engage in business, that apply to conducting business generally (e.g., the U.S. Foreign Corrupt Practices Act and similar laws of other jurisdictions). Set forth below are highlights of the key regulatory schemes applicable to the Company’s business.

          CLIA and State Clinical Laboratory Licensing Regulations. All of our laboratories and, where applicable, patient service centers are licensed and accredited by the appropriate federal and state agencies. The Clinical Laboratories Improvement Amendments of 1988 (“CLIA”) regulates virtually all clinical laboratories by requiring that they be certified by the federal government and comply with various operational, personnel and quality requirements intended to ensure that the services provided are accurate, reliable and timely. The cost of compliance with CLIA makes it cost prohibitive for many physicians to operate clinical laboratories in their offices. However, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care test equipment to physicians and by selling to both physicians and patients test kits approved by the FDA for home use. Diagnostic tests approved or cleared by the FDA for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories with minimal regulatory oversight under CLIA as well as by patients in their homes.

          CLIA does not preempt state laws that are more stringent than federal law. State laws may require additional personnel qualifications, quality control, record maintenance and/or proficiency testing. State laws also may require detailed review of our scientific validations and technical procedures for each test before approval for use or marketing of services.

          Fraud and Abuse Rules. Federal anti-kickback laws and regulations prohibit making payments or furnishing other benefits to influence the referral of tests billed to Medicare, Medicaid or certain other federal healthcare programs. The penalties for violation of these laws and regulations may include monetary fines, criminal and civil penalties and/or suspension or exclusion from participation in Medicare, Medicaid and other federal healthcare programs. Several states have similar laws.

          In addition, federal and state anti-self-referral laws generally prohibit Medicare and Medicaid payments for clinical tests referred by physicians who have a personal investment in, or a compensation arrangement with, the testing laboratory. Many states have similar anti-self-referral and other laws that are not limited to Medicare and Medicaid referrals and could also affect investment and compensation arrangements with physicians.

          Under federal regulations implementing safe harbors to the federal anti-kickback laws and exceptions to the federal anti-self-referral laws, certain donors (but not laboratories) may provide e-prescribing items and services to referral sources at no charge, and a broader range of donors (including laboratories) may provide a broader range of electronic health records information technology software and services (including e-prescribing) conditioned on the recipient’s payment of at least fifteen percent (15%) of the cost of the donated software and services and compliance with other conditions.

          Drug Testing. The Substance Abuse and Mental Health Services Administration (“SAMHSA”) regulates drug testing for public sector employees and employees of certain federally regulated businesses. All laboratories that perform such testing must be certified as meeting SAMHSA’s detailed performance and quality standards. All of our laboratories that perform such testing are so certified.

          Controlled Substances. The federal Drug Enforcement Administration (“DEA”) regulates access to controlled substances used to perform drugs-of-abuse testing in the United States. To obtain access to controlled substances, laboratories must be licensed by the DEA. All of our laboratories in the United States that use controlled substances are licensed by the DEA.

          Medical Waste, Hazardous Waste and Radioactive Materials. Clinical laboratories in the United States are subject to federal, state and local regulations relating to the handling and disposal of regulated medical waste, hazardous waste and radioactive materials. We generally use outside vendors to dispose of such waste and contractually require them to comply with applicable laws and regulations.

          FDA. The FDA has regulatory responsibility over instruments, test kits, reagents and other devices used to perform diagnostic testing by clinical laboratories in the United States. The FDA also regulates testing that we perform for clinical trials, drugs-of-abuse testing for employers, testing for blood bank purposes and testing of donors of human cells for purposes such as in vitro fertilization. In the past, the FDA has claimed regulatory authority over all laboratory-developed tests, but it has stated that it is exercising enforcement discretion in not regulating most laboratory-developed tests performed by high complexity CLIA-certified laboratories. However, the FDA may be changing its stance regarding a subset of laboratory-developed tests. The FDA has issued a guidance document, still in draft form, describing certain laboratory-developed tests that FDA calls “In Vitro Diagnostic Multivariate Index Assays” that the FDA may regulate as medical devices. If the FDA regulates these tests as medical devices it can impose extensive requirements on them and the laboratories that offer this subset of laboratory-developed tests. Many of the esoteric tests that we develop internally are first offered as laboratory-developed tests. FDA regulation of a subset of laboratory-developed tests or increased regulation of the various medical devices used in laboratory-developed testing would lead to increased regulatory burden and additional costs and delays in introducing new tests, including genetic tests, and may prevent us from marketing certain new products or services. The FDA also recently finalized a guidance document relating to Analyte Specific Reagents which could restrict laboratory access to certain products now available or increase the costs of those products if, in response to its adoption, manufacturers voluntarily withdraw their products from the market.

          Our diagnostic product business is subject to regulation by the FDA, as well as by foreign governmental agencies, including countries within the European Union who have adopted the Directive on In Vitro Diagnostic Medical Devices (“IVDD”). These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing, distribution and market surveillance of diagnostic products. Prior to marketing or selling most diagnostic products, currently we are required to secure clearance or approval from the FDA and (when appropriate) counterpart non-U.S. regulatory agencies, although the IVDD allows us to market in Europe many products using a process in which the manufacturer certifies that the device conforms to the regulatory and quality requirements for the device. Following the introduction of a diagnostic product into the market, the FDA and non-U.S. agencies engage in periodic reviews of the manufacturing processes and product performance. Compliance with these regulatory controls can affect the time and cost associated with the development, introduction and continued availability of new products. These agencies possess the authority to take various administrative and legal actions against us, such as fines, product suspensions, submission of warning letters, recalls, product seizures, injunctions and other civil and criminal sanctions. Where appropriate, voluntary compliance actions, such as voluntary recalls, may be undertaken.

          Occupational Safety. The federal Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating specifically to workplace safety for healthcare employers in the United States. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, such as HIV and hepatitis B and C, including preventing or minimizing any exposure through sharps or needle stick injuries.

          Transportation. For purposes of transportation, most clinical laboratory specimens and some laboratory supplies are considered hazardous materials subject to regulation by the Department of Transportation, the Public Health Service, the United States Postal Service and the International Air Transport Association.

          Corporate Practice of Medicine. Many states, including some in which our businesses are located, prohibit business corporations from engaging in the practice of medicine. In certain states, business corporations are prohibited from employing licensed healthcare professionals to provide services on behalf of the corporation; these rules vary from state to state. The manner in which licensed physicians can be organized to perform medical services may be governed by the laws of the state in which medical services are provided and by the medical boards or other entities authorized by these states to oversee the practice of medicine. In some states, anatomic pathology services are delivered through physician-owned entities that employ the practicing pathologists.

          Contracts and Relationships with Physicians. In our anatomic pathology business, we employ pathologists. Many of our pathologists enter into an employment agreement. These agreements have varying terms, but generally can be terminated at any time, upon advance notice. Most of the agreements contain covenants generally limiting the activities of the pathologist within a defined geographic area for a limited period of time after termination of employment. The agreements may be subject to limitations under state law that may limit the enforceability of these covenants.

          Our pathologists are required to hold a valid license to practice medicine in the jurisdiction in which they practice. If they provide inpatient services, they must become a member of the medical staff at the relevant hospital, with privileges in pathology.

          Fee-Splitting. Some states restrict the splitting or sharing of fees between physicians and non-physicians. These laws may apply to some of the arrangements that we have with pathologists; the laws vary from state to state.

          Privacy and Security of Health Information; Standard Transactions. Pursuant to the Health Insurance Portability and Accountability Act (HIPAA), federal regulators have issued regulations regarding protecting the privacy and security of certain healthcare information and standards for electronic healthcare transactions in the United States.

          The privacy regulations establish comprehensive federal standards regarding the uses and disclosures of protected health information by health plans, healthcare providers and healthcare clearinghouses. The regulations establish a complex regulatory framework on a variety of subjects, including:

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

          We have implemented practices to meet the requirements of the HIPAA privacy regulations, which restrict our ability to use or disclose patient-identifiable healthcare information without patient authorization, for purposes other than payment, treatment or healthcare operations (as defined by HIPAA), except for disclosures for various public policy purposes and other permitted purposes. We also must comply with more stringent state laws, where such laws exist. In addition, for healthcare data transfers relating to citizens of other countries, we need to comply with the laws of those other countries.

          The HIPAA security regulations establish requirements for safeguarding electronic patient information. We have implemented policies and standards to comply with these regulations. The HIPAA electronic transactions regulations establish uniform standards for electronic transactions and code sets, including the electronic transactions and code sets used for billing claims, remittance advices, enrollment and eligibility. We have completed conversion to the required standard format for our electronic fee-for-service claim transactions and our electronic fee-for-service remittance transactions.

          HIPAA regulations on adoption of national provider identifiers require healthcare providers to adopt new, unique identifiers for reporting on claims transactions. We are completing compliance with these regulations by obtaining the required information from our physician clients, and expect that the process will continue through 2008.

          Compliance. We seek to conduct our business in compliance with all applicable laws and regulations. Many of the laws and regulations applicable to us, however, including those relating to billing and reimbursement of tests and those relating to relationships with physicians and hospitals, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. The applicability or interpretation of laws and regulations also may not be clear in light of emerging changes in clinical testing science and healthcare technology. Such occurrences, regardless of their outcome, could, among other things:

•

increase our operating costs including, but not limited to, those costs associated with performing clinical or anatomic tests or manufacturing or distributing products, and administrative requirements related to billing;

•	decrease the amount of reimbursement related to testing services performed;

•	damage our reputation; or

•	adversely affect important business relationships with third parties.

          If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, fines, exclusion from participation in governmental healthcare programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur additional liabilities from third party claims, all of which could have a material adverse effect on our business. Certain federal and state statues, regulations and other laws, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government payers, private payers and/or patients alleging inappropriate billing practices.

          The federal or state governments may bring claims based on theories as to our current practices that we believe are lawful. The federal government has substantial leverage in negotiating settlements since the amount of potential damages far exceeds the rates at which we are reimbursed, and the government has the remedy of excluding a non-

compliant provider from participation in the Medicare and Medicaid programs, which represented approximately 17% of our net revenues during 2007. We believe that, based on our experience with government settlements and public announcements by various government officials, the federal government continues to strengthen its position on health fraud. In addition, legislative provisions relating to health fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected cases of fraud and abuse.

          We have a long-standing and well-established compliance program. The Quality, Safety & Compliance Committee of our Board of Directors oversees our compliance program and requires periodic management reports regarding our compliance program. Our program emphasizes the development of training programs intended to ensure the strict implementation and observance of all applicable laws, regulations and Company policies. Further, we conduct in-depth reviews of procedures and facilities to assure regulatory compliance throughout our operations. We conduct annual training of our employees on these compliance policies and procedures.

AVAILABLE INFORMATION

          We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (SEC). You may read and copy any document that we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information regarding the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Quest Diagnostics) file electronically with the SEC. Our electronic SEC filings are available to the public at the SEC’s internet site, www.sec.gov.

          Our internet site is www.questdiagnostics.com. You can access Quest Diagnostics’ Investor Relations webpage at www.questdiagnostics.com/investor. We make available free of charge, on or through our Investor Relations webpage, our Company’s proxy statements, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practical after such material is filed with, or furnished to, the SEC. We also make available, through our Investor Relations webpage, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

          We have a corporate governance webpage. You can access information regarding our corporate governance at www.questdiagnostics.com/governance. We post the following on our corporate governance webpage:

•	Code of Business Ethics

•	Integrity Commitment

•	Values

•	Corporate Governance Guidelines

•	Charters for our Audit and Finance Committee, Compensation Committee, Executive Committee, Governance Committee and Quality, Safety and Compliance Committee

•	Certificate of Incorporation

•	Bylaws

          You can request a copy of these documents, including exhibits, at no cost, by contacting Investor Relations, 3 Giralda Farms, Madison, New Jersey 07940 (973-520-2700). The information on our website is not incorporated by reference into this Report.

Item 1A. Risk Factors

          You should carefully consider all of the information set forth in this Report, including the following risk factors, before deciding to invest in any of our securities. The risks below are not the only ones that we face. Additional risks not presently known to us, or that we presently deem immaterial, may also negatively impact us. Our business, financial condition, results of operations or cash flows could be materially impacted by any of these factors.

          This Report also includes forward-looking statements that involve risks or uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below and elsewhere. See “Cautionary Factors that May Affect Future Results” on page 27.

The clinical testing business is highly competitive, and if we fail to provide an appropriately priced level of service or otherwise fail to compete effectively it could have a material adverse effect on our net revenues and profitability.

          While there has been significant consolidation in recent years in the clinical testing business, it remains a fragmented and highly competitive industry.

          We primarily compete with three types of clinical test providers: hospital-affiliated laboratories, other independent clinical laboratories and physician-office laboratories. We also compete with anatomic pathology practices and large physician group practices. Hospitals generally maintain on-site laboratories to perform testing on their patients (inpatient or outpatient). In addition, many hospitals compete with independent clinical laboratories for outreach (non-hospital patients) testing. Most physicians have admitting privileges or other relationships with hospitals as part of their medical practice and hospitals may seek to leverage their relationships with community physicians and encourage the physicians to send their outreach testing to the hospital’s laboratory. In addition, hospitals that own physician practices generally require the physicians to refer tests to the hospital’s laboratory. As a result of this affiliation between hospitals and community physicians, we compete against hospital-affiliated laboratories primarily based on quality of service. Our failure to provide a broad test menu or service superior to hospital-affiliated laboratories and other laboratories could have a material adverse effect on our business.

          If we fail to compete effectively, our business could be adversely affected and our net revenues and profitability could be damaged.

Government payers, such as Medicare and Medicaid, have taken steps to control the utilization and pricing of healthcare services, including clinical test services.

          We face efforts by government payers to reduce utilization and pricing for clinical testing services.

          From time to time, Congress has legislated reductions in, or frozen updates to, the Medicare Clinical Laboratory Fee Schedule. In addition, CMS has adopted policies limiting or excluding coverage for clinical tests that we perform. We also are subject to Congressional mandates, such as a mandate for Medicare to conduct a demonstration project to determine whether competitive bidding for clinical test services can reduce costs without adversely impacting quality and beneficiary access to services. We also provide physician services which are reimbursed by Medicare under a physician fee schedule, which is subject to adjustment on an annual basis. CMS changes add to our costs by increasing complexity and administrative requirements. Medicaid reimbursement varies by state and is subject to administrative and billing requirements and budget pressures.

          In addition, over the last several years, the federal government has sponsored programs to expand private health insurance programs for Medicare beneficiaries, called “Medicare Advantage” programs, and has encouraged such beneficiaries to switch from the traditional programs to the private programs. There has been rapid growth of health insurance plans offering Medicare Advantage programs, and of beneficiary enrollment in these programs. Also in recent years, states have increasingly mandated that Medicaid beneficiaries enroll in private managed care arrangements. If these efforts continue to be successful, we may experience a further shift of traditional Medicare and Medicaid beneficiaries to private health insurance options.

          We expect efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services will continue. These efforts, including changes in law or regulations, may have a material adverse impact on our business.

Healthcare insurers have taken steps to control the utilization and pricing of healthcare services, including clinical test services.

          We also face efforts by non-governmental third party payers, including healthcare insurance plans, to reduce utilization and pricing for clinical testing services.

          The healthcare industry has experienced a trend of consolidation among healthcare insurance plans, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical laboratories. These healthcare insurance plans, and independent physician associations, may demand that clinical laboratories accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment arrangements. In addition, some healthcare insurance plans have been willing to limit the PPO or POS laboratory network to only a single national laboratory to obtain improved fee-for-service pricing. There are also more patients in consumer driven products and high deductible plans that involve greater patient cost-sharing.

          The increased consolidation among healthcare insurers also has increased the potential risk of ceasing to be a contracted provider with any such insurer.

          We expect efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services will continue. These efforts, including future changes in third-party payer rules, practices and policies, or ceasing to be a contracted provider to a healthcare insurer, may have a material adverse effect on our business.

Business development activities are inherently risky, and integrating our operations with businesses we acquire may be difficult and, if unsuccessfully executed, may have a material adverse effect on our business.

          We plan selectively to enhance our business from time to time through business development activities, such as strategic acquisitions, licensing, investments and alliances. However, these enhancement plans are subject to the availability of appropriate opportunities and competition from other companies seeking similar opportunities. Moreover, the success of any such effort may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity, and to integrate it into our business. The success of our strategic alliances depends not only on our contributions and capabilities, but also on the property, resources, efforts and skills contributed by our strategic partners. Further, disputes may arise with strategic partners, due to conflicting priorities or conflicts of interests.

          Each acquisition involves the integration of a separate company that previously operated independently and has different systems, processes and cultures. Integration of acquisitions involves a number of risks including the diversion of management’s attention to the assimilation of the operations of businesses we have acquired, difficulties in the integration of operations and systems and the realization of potential operating synergies, the assimilation and retention of the personnel of the acquired companies, challenges in retaining the customers of the combined businesses, and potential adverse effects on operating results. The process of combining companies may be disruptive to both of our businesses and may cause an interruption of, or a loss of momentum in, such businesses as a result of the following difficulties, among others:

•	loss of key customers or employees;

•	difficulty in standardizing information and other systems;

•	difficulty in consolidating facilities and infrastructure;

•	failure to maintain the quality of services that our Company has historically provided;

•	diversion of management’s attention from the day-to-day business of our Company as a result of the need to deal with the foregoing disruptions and difficulties; and

•	the added costs of dealing with such disruptions.

          In addition, integration of clinical testing companies is further complicated because most clinical testing is performed under arrangements that are terminable at will or on short notice. Thus, an acquisition may result in a customer’s decision to stop using us for clinical testing.

          If we are unable successfully to integrate strategic acquisitions in a timely manner, our business and our growth strategies could be negatively affected. Even if we are able to successfully complete the integration of the operations of other companies or businesses we may acquire in the future, we may not be able to realize all or any of the benefits that we expect to result from such integration, either in monetary terms or a timely manner.

Our business could be negatively affected if we are unable successfully to continue to improve our efficiency.

          As noted above, government payers and healthcare insurers have taken steps to control the utilization and pricing of healthcare services, including clinical testing services, and such steps may continue. If we are unable to continue to improve our efficiency to enable us to mitigate these activities, our business could be negatively affected.

Adverse resolution of the investigation related to NID may cause us material losses and have an adverse impact on our client base and reputation.

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

          During the third quarter of 2007, the government and the Company began settlement discussions. In the course of those discussions, the government has disclosed to the Company certain of the government’s legal theories regarding the amount of damages allegedly incurred by the government, which include alleged violations of civil and criminal statutes including the False Claims Act and the Food, Drug and Cosmetics Act. Violations of these statutes and related regulations could lead to a warning letter, injunction, fines or penalties, exclusion from federal health care programs and/or criminal prosecution, as well as claims by third parties. The Company has analyzed the government’s position and presented its own analysis which argued against many of the government’s claims. In light of that analysis and based on the status of settlement discussions, the Company has established a reserve, in accordance with generally accepted accounting principles, reflected in discontinued operations, of $241 million in connection with these claims. Of the total reserve, $51 million and $190 million was recorded in the third and fourth quarters, respectively, of 2007. The Company estimates that the amount reserved represents the minimum expected probable loss with respect to this matter. The Company does not believe that a reasonable estimate for these losses in excess of the established reserve can be made at this time. The Company has recorded a deferred tax benefit associated with that portion of the reserve that it expects will be tax deductible. Eventual losses related to these matters may substantially exceed the reserve, and the impact could be material to the Company’s results of operations, cash flows and financial condition in the period that such matters are determined or paid.

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

We are subject to numerous legal and regulatory requirements governing our activities, and we may face substantial fines and penalties, and our business activities may be impacted, if we fail to comply.

          The Company’s business is subject to or impacted by extensive and frequently changing laws and regulations in the United States (including at both the federal and state levels), and the other jurisdictions in which the Company engages in business. While we seek to conduct our business in compliance with all applicable laws, many of the laws and regulations applicable to us are vague or indefinite and have not been interpreted by the courts, including those relating to:

•	billing and reimbursement of clinical tests;

•	certification of clinical laboratories;

•	the anti-self-referral and anti-kickback laws and regulations;

•	the laws and regulations administered by the U.S. Food and Drug Administration;

•	the corporate practice of medicine;

•	operational, personnel and quality requirements intended to ensure that clinical testing services are accurate, reliable and timely;

•	physician fee splitting;

•	relationships with physicians and hospitals;

•	safety and health of laboratory employees; and

•	handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials.

          These laws and regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. We may not be able to maintain, renew or secure required permits, licenses or any other regulatory approvals needed for the operation of our business. If we fail to comply with applicable laws and regulations, or if we fail to maintain, renew or obtain necessary permits and licenses, we could suffer civil and criminal penalties, fines, exclusion from participation in governmental healthcare programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur additional liabilities from third party claims. If any of the foregoing were to occur, our reputation could be damaged, important business relationships with third parties could be adversely affected and it could have a material adverse effect on our business.

          We regularly receive requests for information, and occasionally subpoenas, from governmental authorities. We also are subject from time to time to qui tam claims brought by former employees or other “whistle blowers.” The federal government continues to strengthen its position and scrutiny over healthcare fraud. In addition, legislative provisions relating to healthcare fraud and abuse give federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse. The federal government has substantial leverage in negotiating settlements since the amount of potential damages far exceeds the rates at which we are reimbursed for our products and services, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs, which represented approximately 17% of our consolidated net revenues for the year ended December 31, 2007. Regardless of merit or eventual outcome, these types of investigations and related litigation can result in:

•	diversion of management time and attention;

•	expenditure of large amounts of cash on legal fees, costs and payment of damages;

•	limitations on our ability to continue some of our operations;

•	enforcement actions, fines and penalties or the assertion of private litigation claims and damages;

•	decreased demand for our services and products; and

•	injury to our reputation.

          Although we believe that we are in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion. Any noncompliance by us with applicable laws and regulations could have a material adverse impact on our results of operations. Moreover, even when an investigation is resolved favorably, the process may be time consuming and the legal costs and diversion of management focus may be extensive.

          Changes in applicable laws and regulations may result in existing practices becoming more restricted, or subject our existing or proposed services and products to additional costs, delay, modification, withdrawal or reconsideration. Such changes could require us to modify our business objectives and could have a material adverse impact on the Company’s business.

Failure to timely or accurately bill for our services could have a material adverse effect on our business.

          Billing for clinical test services is extremely complicated and is subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payers, such as patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups. Changes in laws and regulations could increase the complexity and cost of our billing process. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, our billing systems require significant technology investment and, as a result of marketplace demands, we need to continually invest in our billing systems.

          Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable and bad debt expense. We believe that much of our bad debt expense in recent years is attributable to the lack of, or inaccurate, billing information. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations and cash flows. Failure to comply with applicable laws relating to billing federal healthcare programs could lead to various penalties, including (1) exclusion from participation in Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business, any of which could have a material adverse effect on our results of operations or cash flows.

Failure in our information technology systems, including failures resulting from our systems conversions, could disrupt our operations and cause the loss of customers or business opportunities.

          Information technology (IT) systems are used extensively in virtually all aspects of our business, including clinical testing, test reporting, billing, customer service, logistics and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. IT systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, human acts and natural disasters. Moreover, despite the security measures we have implemented, our IT systems may be subject to physical or electronic break-ins, computer viruses and similar disruptive problems. We also have taken precautionary measures to prevent unanticipated problems that could affect our IT systems. Nevertheless, we may experience damages to our systems, and system failures and interruptions.

          In addition, we are in the process of implementing standard laboratory information and billing systems, which we expect will take several years to complete. Failure to properly implement this standardization process could materially adversely affect our business. During system conversions of this type, workflow is re-engineered to take advantage of best practices and enhanced system capabilities, which may cause temporary disruptions in service. In addition, the implementation process, including the transfer of databases and master files to new data centers, presents significant conversion risks that need to be managed carefully.

          If we experience systems problems, including with our implementation of standard laboratory or billing systems, they may interrupt our ability to operate. For example, the problems may impact our ability to process test orders, deliver test results or perform or bill for tests in a timely manner. If our operations are interrupted, it could adversely affect our reputation and result in a loss of customers and net revenues.

Failure to develop, or acquire licenses for, new tests, technology and services could negatively impact our testing volume and net revenues.

          The diagnostics testing industry is faced with changing technology and new product introductions. Other companies or individuals, including our competitors, may obtain patents or other property rights that would prevent, limit or interfere with our ability to develop, perform or sell our tests or operate our business or increase our costs. In addition, they could introduce new tests that may result in a decrease in the demand for our tests or cause us to reduce the prices of our tests. Our success in continuing to introduce new tests, technology and services will depend, in part, on our ability to license new and improved technologies on favorable terms. We may be unable to develop or introduce new tests. We also may be unable to continue to negotiate acceptable licensing arrangements, and arrangements that we do conclude may not yield commercially successful diagnostic tests. If we are unable to license these testing methods at competitive rates, our research and development costs may increase as a result. In addition, if we are unable to develop and introduce, or license, new tests, technology and services to expand our esoteric testing business, our testing methods may become outdated when compared with our competition and our testing volume and revenue may be materially and adversely affected.

The development of new, more cost-effective tests that can be performed by our customers or by patients could negatively impact our testing volume and net revenues.

          Advances in technology may lead to the development of more cost-effective tests that can be performed outside of an independent clinical laboratory such as (1) point-of-care tests that can be performed by physicians in their offices, (2) esoteric tests that can be performed by hospitals in their own laboratories or (3) home testing that can be performed by patients in their homes or by physicians in their offices. Although the CLIA compliance costs make it cost prohibitive for many physicians to operate clinical laboratories in their offices, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care test equipment to physicians. Diagnostic tests approved or cleared by the FDA for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories with minimal regulatory oversight under CLIA as well as by patients in their homes. Test kit manufacturers could seek to increase sales to both physicians and patients of test kits approved by the FDA for point-of-care testing or home use. Development of such technology and its use by our customers would reduce the demand for our laboratory-based testing services and negatively impact our net revenues.

Our outstanding debt may impair our financial and operating flexibility.

          As of December 31, 2007, we had approximately $3.4 billion of long-term debt outstanding. Except for outstanding letters of credit and operating leases, we do not have any off-balance sheet financing arrangements in place or available. Our debt agreements contain various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt. We have obtained ratings on our debt from Standard and Poor’s and Moody’s Investor Services. There can be no assurance that any rating so assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if in that rating agency’s judgment future circumstances relating to the basis of the rating, such as adverse changes in our Company or our industry, so warrant. If such ratings are lowered, the borrowing costs on our senior unsecured revolving credit facility, secured receivables facility and term loan would increase. Changes in our credit ratings, however, do not require repayment or acceleration of any of our debt.

          We or our subsidiaries may incur additional indebtedness in the future. Our ability to make principal and interest payments will depend on our ability to generate cash in the future. If we incur additional debt a greater portion of our cash flows may be needed to satisfy our debt service obligations and if we do not generate sufficient cash to meet our debt service requirements, we may need to seek additional financing. In this case, it may be more difficult, or we may be unable, to obtain financing on terms that are acceptable to us. As a result, we would be more vulnerable to general adverse economic, industry and capital markets conditions as well as the other risks associated with indebtedness.

Our ability to attract and retain qualified employees is critical to the success of our business and the failure to do so may materially adversely affect our performance.

          Our people are a critical resource and competition for qualified employees is strong. If we were to lose, or to fail to attract and retain, key management personnel or qualified skilled technical or professional employees at our clinical laboratories, research centers or manufacturing facilities, the Company’s earnings and revenues could be adversely affected. In addition, if we were to lose, or to fail to attract and retain, skilled pathologists with positive relationships with their respective local medical communities, particularly those with subspecialties, the Company’s earnings and revenues could be adversely affected.

Failure to establish, and perform to, appropriate quality standards to assure that the highest level of quality is observed in the performance of our testing services and in the design, manufacture and marketing of our products could adversely affect the results of our operations and adversely impact our reputation.

          The provision of clinical testing services, including anatomic pathology services, and related services, and the design, manufacture and marketing of diagnostic products involve certain inherent risks. The services that we provide and the products that we design, manufacture and market are intended to provide information for healthcare providers in providing patient care. Therefore, users of our services and products may have a greater sensitivity to errors than the users of services or products that are intended for other purposes.

          Manufacturing or design defects, unanticipated use of our products, or inadequate disclosure of risks relating to the use of the product can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by governmental authorities) and could result, in certain cases, in the removal of a product from the market. Any recall could result in significant costs as well as negative publicity that could reduce demand for our products. Personal injuries relating to the use of our products can also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals.

          Similarly, negligence in performing our services can lead to injury or other adverse events. We may be sued under physician liability or other liability law for acts or omissions by our pathologists, laboratory personnel and hospital employees who are under the supervision of our hospital-based pathologists. We are subject to the attendant risk of substantial damages awards and risk to our reputation.

The failure of our IT systems to keep pace with technological advances may significantly reduce our revenues or increase our expenses.

          Public and private initiatives to create healthcare information technology (HCIT) standards and to mandate standardized clinical coding systems for the electronic exchange of clinical information, including test results, could require costly modifications to our existing HCIT systems. While we do not expect HCIT standards to be adopted or implemented without adequate time to comply, if we fail to adopt or delay in implementing HCIT standards, we could lose customers and business opportunities.

Our operations and reputation may be impaired if we do not adequately secure information.

          In our business, we generate or maintain sensitive information, such as patient data. If we do not adequately safeguard that information and it were to become available to persons or entities that should not have access to it, our business could be impaired and our reputation could suffer.

We are subject to numerous political, legal, operational and other risks as a result of our international operations which could impact our business in many ways.

          Although we conduct most of our business in the U.S., our expanding international operations increase our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include, without limitation:

•	changes in the local economic environment;

•	political instability;

•	social changes;

•	intellectual property legal protections and remedies;

•	trade regulations;

•	procedures and actions affecting approval, production, pricing, reimbursement and marketing of products and services;

•	exchange controls;

•	weak legal systems which may affect our ability to enforce contractual rights;

•	changes in local laws or regulations; and

•	potentially longer payment and collection cycles.

          International operations also require us to devote significant management resources, to implement our controls and systems in new markets, to comply with the U.S. Foreign Corrupt Practices Act and similar laws in local jurisdictions and to overcome challenges based on differing languages and cultures.

          We expect to expand further our international operations, through acquisition or otherwise, which would increase these risks. As a result of these risks, our financial condition or results of operations could be materially adversely affected.

Our operations may be adversely impacted by the effects of natural disasters such as hurricanes and earthquakes, hostilities or acts of terrorism and other criminal activities.

          Our operations may be adversely impacted by the effects of natural disasters such as hurricanes and earthquakes, hostilities or acts of terrorism or other criminal activities. Such events may result in a temporary decline in the number of patients who seek clinical testing services. In addition, such events may temporarily interrupt our ability to transport specimens, to receive materials from our suppliers or otherwise to provide our services.

Adverse results in material litigation could have an adverse financial impact and an adverse impact on our client base and reputation.

          We are involved in various legal proceedings arising in the ordinary course of business including, among other things, disputes as to intellectual property, professional liability and employee-related matters, as well as inquiries from governmental agencies and Medicare or Medicaid carriers regarding billing issues. Some of the proceedings against us involve claims that are substantial in amount and could divert management’s attention from operations. The proceedings also may result in substantial monetary damages, as well as damage to our reputation, and decrease the demand for our services and products, all of which could have a material adverse effect on our business. We do not have insurance or are substantially self-insured for a significant portion of any liability with respect to such claims. The ultimate outcome of the various proceedings or claims could have a material adverse effect on our financial condition, results of operations or cash flows in the period in which the impact of such matters is determined or paid.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

          Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may”, “believe”, “will”, “expect”, “project”, “estimate”, “anticipate”, “plan” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this document. The following important factors could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements:

(a)	Heightened competition from independent clinical testing companies, and from hospitals with respect to testing for non-patients and from physicians.

(b)	Increased pricing pressure from customers and payers.

(c)	Impact of changes in payer mix, including any shift from fee-for-service to discounted or capitated fee arrangements.

(d)

Adverse actions by government or other third-party payers, including unilateral reduction of fee schedules payable to us, competitive bidding, and an increase in the practice of negotiating for exclusive arrangements that involve aggressively priced capitated or fee for service payments by health insurers or other payers.

(e)

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

(2)

the policy of CMS to limit Medicare reimbursement for tests contained in automated chemistry panels to the amount that would have been paid if only the covered tests, determined on the basis of demonstrable “medical necessity,” had been ordered;

(3) continued inconsistent practices among the different local carriers administering Medicare;

(4) inability to obtain from patients an advance beneficiary notice form for tests that cannot be billed without prior receipt of the form; and

(5) increased challenges in operating as a non-contracted provider with respect to healthcare insurers.

(f)

Adverse results from pending or future government investigations, lawsuits or private actions. These include, in particular, monetary damages, loss or suspension of licenses, and/or suspension or exclusion from the Medicare and Medicaid programs and/or criminal penalties.

(g)	Failure to efficiently integrate acquired businesses, and to manage the costs related to any such integration, or to retain key technical, professional or management personnel.

(h)

Denial of CLIA certification or other licenses for any of our clinical laboratories under the CLIA standards, revocation or suspension of the right to bill the Medicare and Medicaid programs or other adverse regulatory actions by federal, state and local agencies.

(i)

Changes in federal, state or local laws or regulations, including changes that result in new or increased federal or state regulation of commercial clinical laboratories or tests developed by commercial clinical laboratories, including regulation by the FDA.

(j)	Inability to achieve expected benefits from our acquisitions of other businesses.

(k)	Inability to achieve additional benefits from our Six Sigma and efficiency initiatives.

(l)	Adverse publicity and news coverage about the clinical testing industry or us.

(m)

Computer or other IT system failures that affect our ability to perform tests, report test results or properly bill customers, including potential failures resulting from the standardization of our IT systems and other system conversions, telecommunications failures, malicious human acts (such as electronic break-ins or computer viruses) or natural disasters.

(n)	Development of technologies that substantially alter the practice of clinical test medicine, including technology changes that lead to the development of more cost-effective tests such as (1) point-of-care tests that can be performed by physicians in their offices, (2) esoteric tests that can be performed by hospitals in their own laboratories or (3) home testing that can be carried out without requiring the services of clinical laboratories.

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

(t)	Inability to promptly or properly bill for our services or to obtain appropriate payments for services that we do bill.

(u)	Changes in interest rates and changes in our credit ratings from Standard & Poor’s and Moody’s Investor Services causing an unfavorable impact on our cost of and access to capital.

(v)	Inability to hire and retain qualified personnel or the loss of the services of one or more of our key senior management personnel.

(w)

Terrorist and other criminal activities, hurricanes, earthquakes or other natural disasters, which could affect our customers, transportation or systems, or our facilities, and for which insurance may not adequately reimburse us.

Item 1B. Unresolved Staff Comments

          There are no unresolved SEC comments that require disclosure.

Item 2. Properties

          Our executive offices are located in Madison, New Jersey. We maintain clinical testing laboratories in major metropolitan areas and elsewhere throughout the continental United States; in several instances a joint venture of which we are a partner maintains the laboratory. We also maintain offices, a data center, billing centers, call centers, an assembly center, distribution centers, and a clinical trials testing laboratory at locations throughout the United States. In addition, we maintain offices, manufacturing facilities and clinical laboratories in locations outside the United States, including in Sweden, Puerto Rico, Mexico, the United Kingdom, India and Australia. Our properties that are not owned are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. We believe that, in general, our facilities are suitable and adequate for our current and anticipated future levels of operation and are adequately maintained. We believe that if we were unable to renew a lease on any of our facilities, we could find alternative space at competitive market rates and relocate our operations to such new location without material disruption to our business. Several of our principal facilities are highlighted below.

Location	Leased or Owned

Phoenix, Arizona	Leased by Joint Venture
Long Beach, California (Cypress, California)	Leased
Los Angeles, California	Leased
Sacramento, California	Leased
San Jose, California	Leased
San Juan Capistrano, California	Owned
Valencia, California	Leased
Denver, Colorado	Leased
New Haven, Connecticut	Owned
Washington, D.C. (Chantilly, Virginia)	Leased
Miami, Florida (2)	One owned, one leased
Tampa, Florida	Owned
Atlanta, Georgia	Owned
Chicago, Illinois (2)	One owned, one leased
Indianapolis, Indiana	Leased by Joint Venture
Kansas City, Kansas	Owned
New Orleans, Louisiana	Owned
Baltimore, Maryland	Owned
Boston, Massachusetts	Leased
Detroit, Michigan	Leased
St. Louis, Missouri	Owned
Las Vegas, Nevada	Owned
New York, New York (Teterboro, New Jersey)	Owned
Long Island, New York	Leased
Cincinnati, Ohio	Owned
Dayton, Ohio	Leased by Joint Venture
Oklahoma City, Oklahoma	Leased by Joint Venture
Portland, Oregon	Leased
Erie, Pennsylvania	Leased by Joint Venture
Philadelphia, Pennsylvania	Leased
Pittsburgh, Pennsylvania	Leased
Dallas, Texas	Leased
Houston, Texas	Leased
Seattle, Washington	Leased

Item 3. Legal Proceedings

          In addition to the matters described below, in the normal course of business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our activities as a provider of diagnostic testing, information and services. These legal actions may include lawsuits alleging negligence or other similar legal claims. Certain of the actual or threatened legal actions include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages, and could have an adverse impact on our client base and reputation.

          The Company is also involved, from time to time, in other reviews, investigations and proceedings by governmental agencies regarding our business, including, among other matters, operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of these reviews, investigations and proceedings has increased in recent years with regard to many firms in the healthcare services industry, including our Company.

          We maintain various liability insurance coverages for claims that could result from providing or failing to provide clinical testing services, including inaccurate testing results and other exposures. Our insurance coverage limits our maximum exposure on individual claims; however, we are essentially self-insured for a significant portion of these claims.

          The Company contests liability or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations or proceedings are in the early stages, we cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they ultimately will be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, and except for the NID Matter (see also Note 15 in “Notes to Consolidated Financial Statements” in Part II, Item 8), we believe, based on current knowledge, that the outcome of all other pending matters will not have a material adverse effect on our consolidated financial condition, although the outcome of such matters could be material to our results of operations and cash flows in the period that such matters are determined or paid, depending on, among other things, the levels of our revenues or income for such period.

NID Matter.

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

          During the third quarter of 2007, the government and the Company began settlement discussions. In the course of those discussions, the government has disclosed to the Company certain of the government’s legal theories regarding the amount of damages allegedly incurred by the government, which include alleged violations of civil and criminal statutes including the False Claims Act and the Food, Drug and Cosmetics Act. Violations of these statutes and related regulations could lead to a warning letter, injunction, fines or penalties, exclusion from federal health care programs and/or criminal prosecution, as well as claims by third parties. The Company has analyzed the government’s position and presented its own analysis which argued against many of the government’s claims. In light of that analysis and based on the status of settlement discussions, the Company has established a reserve, in accordance with generally accepted accounting principles, reflected in discontinued operations, of $241 million in connection with these claims. Of the total reserve, $51 million and $190 million was recorded in the third and fourth quarters, respectively, of 2007. The Company estimates that the amount reserved represents the minimum expected probable loss with respect to this matter. The Company does not believe that a reasonable estimate for these losses in excess of the established reserve can be made at this time. The Company has recorded a deferred tax benefit associated with that portion of the reserve that it expects will be tax deductible. Eventual losses related to these matters may substantially exceed the reserve, and the impact could be material to the Company’s results of operations, cash flows and financial condition in the period that such matters are determined or paid.

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

Other Matters.

          During the second quarter of 2005, the Company received a subpoena from the U. S. Attorney’s Office for the District of New Jersey. The subpoena seeks the production of business and financial records regarding capitation and risk sharing arrangements with government and private payers for the years 1993 through 1999. Also, during the third quarter of 2005, the Company received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General. The subpoena seeks the production of various business records including records regarding our relationship with health maintenance organizations, independent physician associations, group purchasing organizations, and preferred provider organizations relating back to as early as 1995. The Company is cooperating with the U.S. Attorney’s Office and the Office of the Inspector General.

          During the second quarter of 2006, each of the Company and its subsidiary, Specialty Laboratories, Inc. (“Specialty”), received a subpoena from the California Attorney General’s Office. The subpoenas seek various documents including documents relating to billings to MediCal, the California Medicaid program. The subpoenas seek documents from various time frames ranging from three to ten years. The Company and Specialty are cooperating with the California Attorney General’s Office. We understand that there may be pending qui tam claims brought by former employees or other “whistle blowers” as to which we cannot determine the extent of any potential liability. We also are aware of certain pending individual or class action lawsuits related to billing practices filed under the qui tam provisions of the civil False Claims Act and/or other federal and state statutes, regulations or other laws.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock is listed and traded on the New York Stock Exchange under the symbol “DGX.” As of February 1, 2008, we had approximately 5,800 record holders of our common stock; we believe that the number of beneficial holders of our common stock exceeds the number of record holders. The following table sets forth, for the periods indicated, the high and low sales price per share as reported on the New York Stock Exchange Consolidated Tape and dividend information.

	Common Stock Market Price
			Dividends Declared
	High	Low

2006
First Quarter	$54.33	$48.79	$0.10
Second Quarter	60.35	49.26	0.10
Third Quarter	64.69	57.69	0.10
Fourth Quarter	61.11	48.59	0.10

2007
First Quarter	$54.29	$48.07	$0.10
Second Quarter	54.75	47.98	0.10
Third Quarter	58.63	51.36	0.10
Fourth Quarter	58.23	51.91	0.10

          We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          We did not repurchase any shares of our common stock during the fourth quarter of our fiscal year ended December 31, 2007.

          In 2003, our Board of Directors authorized a share repurchase program, which permitted us to purchase up to $600 million of our common stock. In July 2004, our Board of Directors authorized us to purchase up to an additional $300 million of our common stock. Under a separate authorization from our Board of Directors, in December 2004 we repurchased 5.4 million shares of our common stock for approximately $254 million from GlaxoSmithKline plc. Our Board of Directors expanded the share repurchase authorization in January 2005 and January 2006 by an additional $350 million and an additional $600 million, respectively. As of December 31, 2007 and since the inception of the share repurchase program in May 2003, we have repurchased 44.1 million shares of our common stock at an average price of $45.35 for $2.0 billion. At December 31, 2007, approximately $104 million of the share repurchase authorizations remained available. The share repurchase program has no set expiration or termination date.

Performance Graph

          Set forth below is a line graph comparing the cumulative total shareholder return on Quest Diagnostics’ common stock since December 31, 2002, based on the market price of the Company’s common stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies on the Standard & Poor’s 500 Stock Index and the S&P 500 Healthcare Equipment & Services Index.

		Total Shareholder Return			Performance Graph Values

Date	Closing DGX Price(1)	DGX	S&P 500	S&P 500 H.C.	DGX	S&P 500	S&P 500 H.C.

12/31/2003	$36.56	28.49%	28.68%	28.16%	$128.49	$128.68	$128.16
12/31/2004	$47.78	31.62%	10.88%	17.75%	$169.12	$142.69	$150.91
12/31/2005	$51.48	8.51%	4.91%	17.81%	$183.51	$149.70	$177.78
12/31/2006	$53.00	3.71%	15.79%	0.25%	$190.30	$173.34	$178.23
12/31/2007	$52.90	.58%	5.49%	13.37%	$191.40	$182.86	$202.05

(1)	All values are adjusted to reflect the Company’s two-for-one stock split that occurred on June 20, 2005.

Item 6. Selected Financial Data

          See page 39.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          See page 41.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

          See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 8. Financial Statements and Supplementary Data

          See Item 15(a)1 and Item 15(a)2.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A. Controls and Procedures

Conclusion Regarding Effectiveness of Disclosure Controls and Procedures

          Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control Over Financial Reporting

          See page 58.

Changes in Internal Control

          On May 31, 2007, the Company completed the acquisition of AmeriPath. AmeriPath disclosed two “material weaknesses” in internal controls over financial reporting in its 2006 Annual Report on Form 10-K and first quarter 2007 Quarterly Report on Form 10-Q. The material weaknesses relate to the following: (i) the adequacy of general controls relating to certain AmeriPath information technology systems, and (ii) the adequacy of the support and analysis for accounts receivable allowances. Subsequent to the acquisition of AmeriPath, the Company has revised certain of AmeriPath’s controls, and has implemented oversight procedures related to accounts receivable allowances and general controls in its information technology systems. These changes have been designed to ensure adherence with the Company’s overall methodology, supervision and monitoring processes related to internal control over financial reporting. After giving consideration to the control weaknesses identified at AmeriPath, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects the Company’s consolidated financial condition, results of operations and cash flows for the periods presented.

          During the fourth quarter of 2007, there have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          Our Code of Business Ethics applies to all employees, executive officers and directors, including our Chief Executive Officer, Chief Financial Officer and Controller. You can find our Code of Business Ethics on our internet site, www.questdiagnostics.com. We will post any amendments to the Code of Business Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our internet site. You can request a copy of our Code of Business Ethics, at no cost, by contacting Investor Relations, 3 Giralda Farms, Madison, New Jersey 07940 (973-520-2700).

          Because our common stock is listed for trading on the New York Stock Exchange, in 2007 our Chief Executive Officer was required to make, and he made, an annual certification to the New York Stock Exchange stating that he was not aware of any violation by Quest Diagnostics of the corporate governance listing standards of the Exchange. Our Chief Executive Officer made his certification to that effect to the New York Stock Exchange on approximately May 23, 2007. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the SEC regarding the quality of our Company’s public disclosure.

          Information regarding the directors and executive officers of the Company appearing in our Proxy Statement to be filed by April 28, 2008 (“Proxy Statement”) under the captions “Matters to be Considered at the Meeting - Election of Directors,” “Information about our Corporate Governance – Audit and Finance Committee,” and “Additional Information Regarding Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference herein.

Executive Officers of the Registrant

          Officers of the Company are elected annually by the Board of Directors and hold office at the discretion of the Board of Directors. The following persons serve as executive officers of the Company.

          Surya N. Mohapatra, Ph.D. (58) is Chairman of the Board, President and Chief Executive Officer. Prior to joining the Company in February 1999 as Senior Vice President and Chief Operating Officer, he was Senior Vice President of Picker International, a worldwide leader in advanced medical imaging technologies. Dr. Mohapatra was appointed President and Chief Operating Officer in June 1999, Chief Executive Officer in May 2004 and Chairman of the Board in December 2004. He is a director of ITT Corporation. Dr. Mohapatra has been a director of the Company since 2002.

          Robert A. Hagemann (51) is Senior Vice President and Chief Financial Officer. He joined Corning Life Sciences, Inc. in 1992, where he held a variety of senior financial positions before being named Vice President and Corporate Controller of the Company in 1996. Mr. Hagemann has served as Chief Financial Officer since August 1998.

          Joan E. Miller, Ph.D. (53) is Senior Vice President - Pathology and Hospital Services. Dr. Miller joined Corning Life Sciences, Inc. in 1992 and since has held positions of increasing responsibility. Dr. Miller was named Senior Managing Director, Nichols Institute in 2002 and Vice President, Hospital Business in 2003. Since June 2007, Dr. Miller has overseen the Company’s hospital services business, including its esoteric testing facilities, and its anatomic pathology services business, including AmeriPath.

          Michael E. Prevoznik (46) is Senior Vice President and General Counsel. Mr. Prevoznik joined the Company as Vice President and General Counsel in August 1999. In 2003, he assumed responsibility for governmental affairs. Prior to joining the Company, Mr. Prevoznik served in positions of increasing responsibility within the compliance organization at SmithKline Beecham, most recently as Vice President, Compliance, with responsibility for coordinating all SmithKline Beecham compliance activities worldwide.

          Wayne R. Simmons (52) is Vice President - Operations. Since July 2007, he has overseen the Company’s U.S. clinical testing operations. Mr. Simmons joined the Company in February 2004 as Vice President for our central region. Prior to joining Quest Diagnostics, Mr. Simmons served in positions of increasing responsibility with Philips Medical Systems, including, since 2002, as Vice President of Supply Chain, in which position he was responsible for operations at Philips Medical Systems CT Operations facilities globally.

Item 11. Executive Compensation

          Information appearing in our Proxy Statement under the captions “Compensation Discussion and Analysis,” “Additional Information Regarding Executive Compensation” and “Report of the Compensation Committee” is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders’ Matters

          Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing in our Proxy Statement under the captions “Information about our Corporate Governance – Stock Ownership of Directors and Executive Officers” and “Additional Information Regarding Executive Compensation – Equity Compensation Plan Information” is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          Information regarding certain relationships and related transactions appearing in our Proxy Statement under the captions “Information About Our Corporate Governance – Related Person Transactions”, “Information about our Corporate Governance – Independence of the Board of Directors” and “Information about our Corporate Governance – Director Independence” is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

          Information regarding principal accountant fees and services appearing in our Proxy Statement under the captions “Fees and Services of PricewaterhouseCoopers LLP” and “Audit and Finance Committee Pre-Approval Policies and Procedures” is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Documents filed as part of this Report.

1. Index to financial statements and supplementary data filed as part of this Report.

2. Financial Statement Schedule.

Item	Page

Schedule II – Valuation Accounts and Reserves	F-46

3. Exhibits

          An exhibit index has been filed as part of this Report beginning on page E-1 and is incorporated herein by reference.

(b) Exhibits filed as part of this Report.

          An exhibit index has been filed as part of this Report beginning on page E-1 and is incorporated herein by reference.

(c) None.

Signatures

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2008.

QUEST DIAGNOSTICS INCORPORATED
(Registrant)

By:	/s/ Surya N. Mohapatra, Ph.D.

Surya N. Mohapatra, Ph.D.
Chairman of the Board,
President and Chief Executive Officer

          Each individual whose signature appears below constitutes and appoints Michael E. Prevoznik and William J. O’Shaughnessy, Jr., and each of them singly, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all the said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 22, 2008.

Signature	Capacity

/s/ Surya N. Mohapatra, Ph.D.	Chairman of the Board,
President and Chief Executive Officer
Surya N. Mohapatra, Ph.D.	(Principal Executive Officer)

/s/ Robert A. Hagemann	Senior Vice President
and Chief Financial Officer
Robert A. Hagemann	(Principal Financial Officer)

/s/ Thomas F. Bongiorno	Vice President, Corporate Controller
and Chief Accounting Officer
Thomas F. Bongiorno	(Principal Accounting Officer)

/s/ John C. Baldwin, M.D.	Director

John C. Baldwin, M.D.

/s/ Jenne K. Britell, Ph.D.	Director

Jenne K. Britell, Ph.D.

/s/ William F. Buehler	Director

William F. Buehler

/s/ Rosanne Haggerty	Director

Rosanne Haggerty

/s/ Gary M. Pfeiffer	Director

Gary M. Pfeiffer

/s/ Daniel C. Stanzione, Ph.D.	Director

Daniel C. Stanzione, Ph.D.

/s/ Gail R. Wilensky, Ph.D.	Director

Gail R. Wilensky, Ph.D.

/s/ John B. Ziegler	Director

John B. Ziegler

SELECTED HISTORICAL FINANCIAL DATA OF OUR COMPANY

          The following table summarizes selected historical financial data of our Company and our subsidiaries at the dates and for each of the periods presented. We derived the selected historical financial data for the years 2003 through 2007 from the audited consolidated financial statements of our Company. In September 2004, the Emerging Issues Task Force reached a final consensus on Issue 04-8, “The Effect of Contingently Convertible Instruments on Diluted Earnings per Share” (“Issue 04-8”), effective December 31, 2004. Pursuant to Issue 04-8, we included the dilutive effect of our 1¾% contingent convertible debentures issued November 26, 2001 in our dilutive earnings per common share calculations using the if-converted method, regardless of whether or not the holders of these securities were permitted to exercise their conversion rights, and retroactively restated previously reported diluted earnings per common share. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards, or SFAS, No. 123, revised 2004, “Share-Based Payment” (“SFAS 123R”), using the modified prospective approach and therefore has not restated results for prior periods. Under this approach, awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS 123R. Unvested awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment to SFAS No. 123”, except that compensation cost will be recognized in the Company’s results of operations. During the third quarter of 2006, the Company completed its wind down of NID, a test kit manufacturing subsidiary, and classified the operations of NID as discontinued operations. The selected historical financial data presented below has been restated to report the results of NID as discontinued operations for all periods presented. The selected historical financial data is only a summary and should be read together with the audited consolidated financial statements and related notes of our Company and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2007 (a)		2006 (b)		2005 (c)		2004		2003 (d)

	(in thousands, except per share data)

Operations Data:
Net revenues	$6,704,907		$6,268,659		$5,456,726		$5,066,986		$4,686,030
Operating income	1,091,336	(e)	1,128,077	(f)	1,007,548	(g)	880,854	(h)	784,691
Income from continuing operations	553,828		625,692	(i)	573,196	(j)	492,415	(k)	429,173
(Loss) / income from discontinued operations	(213,889	) (l)	(39,271	) (m)	(26,919	) (n)	6,780		7,544
Net income	339,939		586,421		546,277		499,195		436,717

Earnings per common share - basic: (o)
Income from continuing operations	$2.87		$3.18		$2.84		$2.42		$2.07
(Loss) / income from discontinued operations	(1.11)		(0.20)		(0.13)		0.03		0.04

Net income	$1.76		$2.98		$2.71		$2.45		$2.11

Earnings per common share – diluted: (o) (p)
Income from continuing operations	$2.84		$3.14		$2.79		$2.32		$1.99
(Loss) / income from discontinued operations	(1.10)		(0.20)		(0.13)		0.03		0.03

Net income	$1.74		$2.94		$2.66		$2.35		$2.02

Dividends per common share (o)	$0.40		$0.40		$0.36		$0.30		$0.075

Balance Sheet Data (at end of year):
Cash and cash equivalents	$167,594		$149,640		$92,130		$73,302		$154,958
Accounts receivable, net	881,967		774,414		732,907		649,281		609,187
Goodwill, net	5,220,104		3,391,046		3,197,227		2,506,950		2,518,875
Total assets	8,565,693		5,661,482		5,306,115		4,203,788		4,301,418
Long-term debt	3,377,212		1,239,105		1,255,386		724,021		1,028,707
Total debt	3,540,793		1,555,979		1,592,225		1,098,822		1,102,657
Total stockholders’ equity	3,324,242		3,019,171		2,762,984		2,288,651		2,394,694

Other Data:
Net cash provided by operating activities	$926,924		$951,896		$851,583		$798,780		$662,799
Net cash used in investing activities	(1,759,193)		(414,402)		(1,079,793)		(173,700)		(417,050)
Net cash provided by (used in) financing activities	850,223		(479,984)		247,038		(706,736)		(187,568)
Provision for doubtful accounts	300,226		243,443		233,628		226,310		228,222
Rent expense	170,788		153,185		139,660		132,883		120,748
Capital expenditures	219,101		193,422		224,270		176,125		174,641
Depreciation and amortization	237,879		197,398		176,124		168,726		153,903

(a)

On January 31, 2007, we completed the acquisition of POCT Holding AB, (“HemoCue”). On May 31, 2007, we completed the acquisition of AmeriPath Group Holdings, Inc., (“AmeriPath”). Consolidated operating results for 2007 include the results of operations of HemoCue and AmeriPath subsequent to the closing of the applicable acquisition. See Note 3 to the Consolidated Financial Statements.

(b)

On July 3, 2006, we completed the acquisition of Focus Technologies Holding Company, (“Focus Diagnostics”). On August 31, 2006, we completed the acquisition of Enterix Inc., (“Enterix”). Consolidated operating results for 2006 include the results of operations of Focus Diagnostics and Enterix subsequent to the closing of the applicable acquisition. See Note 3 to the Consolidated Financial Statements.

(c)

On November 1, 2005, we completed the acquisition of LabOne, Inc., (“LabOne”). Consolidated operating results for 2005 include the results of operations of LabOne subsequent to the closing of the acquisition. See Note 3 to the Consolidated Financial Statements.

(d)

On February 28, 2003, we completed the acquisition of Unilab Corporation, (“Unilab”). Consolidated operating results for 2003 include the results of operations of Unilab subsequent to the closing of the acquisition.

(e)	For 2007, operating income includes $57 million of stock-based compensation expense recorded in accordance with SFAS 123R.

(f)

For 2006, operating income includes $55 million of stock-based compensation expense recorded in accordance with SFAS 123R and $27 million of special charges, primarily associated with integration activities.

(g)

For 2005, operating income includes a $6.2 million charge primarily related to forgiveness of amounts owed by patients and physicians, and related property damage as a result of hurricanes in the Gulf Coast.

(h)	For 2004, operating income includes a $10.3 million charge associated with the acceleration of certain pension obligations in connection with the succession of our prior CEO.

(i)	Includes net charges of $10 million related to net investment losses recorded during 2006.

(j)	Includes a $7.1 million charge associated with the write-down of an investment during 2005.

(k)	Includes a $2.9 million charge during 2004 representing the write-off of deferred financing costs associated with the refinancing of our then existing bank debt and credit facility.

(l)	During 2007, we recorded charges of $241 million related to the government investigation of NID. See Note 15 and Note 16 to the Consolidated Financial Statements.

(m)	During 2006, we recorded $32 million in charges related to the wind down of NID’s operations. See Note 16 to the Consolidated Financial Statements.

(n)	During 2005, we recorded a $16 million charge to write-off certain assets in connection with a product hold at NID.

(o)	Previously reported basic and diluted earnings per share have been restated to give retroactive effect of our two-for-one stock split effected on June 20, 2005.

(p)

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

          The Clinical Testing Industry

          Clinical testing is an essential element in the delivery of healthcare services. Physicians use laboratory tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions.

          Most laboratory tests are performed by one of three types of laboratories: commercial clinical laboratories; hospital-affiliated laboratories; and physician-office laboratories. In 2007, we estimate that hospital-affiliated laboratories accounted for approximately 60% of the market, commercial clinical laboratories approximately one-third and physician-office laboratories the balance.

          Orders for laboratory testing are generated from physician offices, hospitals and employers and can be affected by a number of factors. For example, changes in the United States economy can affect the number of unemployed and uninsured, and design changes in healthcare plans can affect the number of physician office and hospital visits, and can impact the utilization of laboratory testing.

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

          The diagnostic testing industry is subject to seasonal fluctuations in operating results and cash flows. Typically, testing volume declines during the summer months, year-end holiday periods and other major holidays, reducing net revenues and operating cash flows below annual averages. Testing volume is also subject to declines due to inclement weather or other events, which can deter patients from having testing performed and which can vary in duration and severity from year to year.

          Reimbursement for Services

           Payments for clinical testing services are made by physicians, hospitals, employers, healthcare insurers, patients and the government. Physicians, hospitals and employers are typically billed on a fee-for-service basis based on negotiated fee schedules. Fees billed to healthcare insurers and patients are based on the laboratory’s patient fee schedule, subject to any limitations on fees negotiated with the healthcare insurers or with physicians on behalf of their patients. Medicare and Medicaid reimbursements are based on fee schedules set by governmental authorities.

          Government payers, such as Medicare and Medicaid, as well as healthcare insurers and larger employers, have taken steps and may continue to take steps to control the cost, utilization and delivery of healthcare services, including clinical testing services. Despite the added cost and complexity of participating in the Medicare and Medicaid programs, we continue to participate in such programs because we believe that our other business may depend, in part, on continued participation in these programs, since certain customers may want a single laboratory capable of performing all of their clinical testing services, regardless of who pays for such services.

          Healthcare insurers, which typically negotiate directly or indirectly with a number of clinical laboratories on behalf of their members, represent approximately one-half of our clinical testing volumes and one-half of our net revenues from our clinical testing business. Larger healthcare insurers typically prefer to use large commercial clinical laboratories because they can provide services to their members on a national or regional basis. In addition, larger laboratories are better able to achieve the low-cost structures necessary to profitably service the members of large healthcare plans and can provide test utilization data across various products in a consistent format. In certain markets, such as California, healthcare insurers may delegate their covered members to independent physician associations (“IPAs”), which in turn negotiate with laboratories for clinical testing services on behalf of their members.

          The trend of consolidation among healthcare insurers has continued, resulting in fewer but larger insurers with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical laboratories. These healthcare insurers, as well as IPAs, often demand that clinical testing service providers accept discounted fee structures or assume all or a portion of the utilization risk associated with providing testing services to their members enrolled in highly-restricted plans through capitated payment arrangements. Under these capitated payment arrangements, we and healthcare insurers agree to a predetermined monthly reimbursement rate for each member enrolled in the healthcare insurer’s restricted plan, generally regardless of the number or cost of services provided by us. Our cost to perform work reimbursed under capitated payment arrangements is not materially different from our cost to perform work reimbursed under other arrangements with healthcare insurers. Since average reimbursement rates under capitated payment arrangements are typically less than our overall average reimbursement rate, the testing services reimbursed under capitated payment arrangements are generally less profitable. In 2007, we derived approximately 14% of our testing volume and 5% of our net revenues from capitated payment arrangements.

           Most healthcare plans also offer programs such as preferred provider organizations (“PPOs”) and consumer driven health plans that offer a greater choice of healthcare providers. Pricing for these programs is typically negotiated on a fee-for-service basis, which generally results in higher revenue per requisition than under capitation arrangements. Most of our agreements with major healthcare insurers are non-exclusive arrangements. As a result, under these non-exclusive arrangements, physicians and patients have more freedom of choice in selecting laboratories, and laboratories are likely to compete more on the basis of service and quality than they may otherwise. If consumer driven plans and PPO plans continue to increase in popularity, it will be increasingly important for healthcare providers to differentiate themselves based on quality, service and convenience to avoid competing on price alone.

           Despite the general trend of increased choice for patients in selecting a healthcare provider, recent experience indicates that some healthcare insurers may actively seek to limit the choice of patients and physicians if they feel it will give them increased leverage to negotiate lower fees, by consolidating services with a single or limited network of contracted providers. Historically, healthcare insurers, which had limited their network of laboratory service providers, encouraged their members, and sometimes offered incentives, to utilize only contracted providers. Patients who use a non-contracted provider may have a higher co-insurance responsibility, which may result in physicians referring testing to contracted providers to minimize the expense to their patients. In cases where members choose to use a non-contracted provider due to service quality or convenience, the non-contracted provider would be reimbursed at rates considered “reasonable and customary”. Contracted rates are generally lower than “reasonable and customary” rates because of the potential for greater volume as a contracted provider. A non-contracted laboratory service provider with quality and service preferred by physicians and patients to that of contracted providers, could potentially realize greater profits than if it was a contracted provider, provided that physicians and patients continue to have choice in selecting their provider, and any potential additional cost to the patient of using a non-contracted provider is not considered prohibitive. However, healthcare insurers could seek to impose penalties on physicians for referring patients to non-contracted laboratory service providers and could make it substantially more difficult for a laboratory service provider to sufficiently differentiate itself based on quality and service in order to profitably operate as a non-contracted provider, and could materially impact our financial condition, results of operations and cash flows. Physicians requiring testing for patients are the primary referral source of our clinical testing volume, and often refer work to us as a non-contracted provider.

          We expect that reimbursements for the diagnostic testing industry will continue to remain under pressure. Today, many federal and state governments face serious budget deficits and healthcare spending is subject to reductions, and efforts to reduce reimbursements and stringent cost controls by government and other payers for existing tests may continue. However, we believe that as new tests are developed which either improve on the effectiveness of existing tests or provide new diagnostic capabilities, government and other payers will add these tests as covered services, because of the importance of laboratory testing in assessing and managing the health of patients. We continue to emphasize the importance and the high value of laboratory testing with healthcare insurers and government payers at the federal and state level.

           Our Company

           Quest Diagnostics, as the largest clinical testing company with a leading position in most of its domestic geographic markets and service offerings, is well positioned to benefit from the long-term growth expected in the industry. Over 90% of our revenues are derived from clinical testing with the balance derived from insurer services, clinical trials testing, diagnostic products and healthcare information technology. Clinical testing is generally categorized as clinical pathology testing and anatomic pathology testing. Clinical pathology testing is performed on body fluids, such as blood and urine. Anatomic pathology testing is performed on tissues, including biopsies, and other samples, such as human cells.

          Over the last eighteen months, we have completed the acquisitions of AmeriPath Group Holdings, Inc. (“AmeriPath”), POCT Holding AB (“HemoCue”), Enterix Inc. (“Enterix”), and Focus Technologies Holding Company (“Focus Diagnostics”). With the acquisition of AmeriPath, we have become the world’s premier cancer diagnostics company, focused on dermatopathology, anatomic pathology and molecular diagnostics and are now able to provide interpretive consultation through the largest medical and scientific staff in the industry, with approximately 900 M.D.s and Ph.D.s around the country. In addition, we are the leading provider of: gene-based testing and other esoteric testing, risk assessment services for the life insurance industry, and testing for drugs-of-abuse. We are also a leading provider of testing for clinical trials. The Company’s diagnostics products business, which includes the operations of HemoCue, Enterix and certain of Focus Diagnostics’ operations, manufactures and markets diagnostic test kits and specialized point-of-care testing, including tests for hemoglobin, white blood cell counts, micro-albumin, colorectal cancer screening and infectious diseases. Through our MedPlus subsidiary, we empower healthcare organizations and clinicians with state-of-the-art information technology solutions that can improve patient care and medical practice.

          We have established operations in Gurgaon, India, where we will offer many of Quest Diagnostics’ services. The diagnostic testing business in India is poised for rapid expansion. We see significant opportunities for Quest Diagnostics to strengthen the delivery of healthcare services in India utilizing our quality diagnostics and technology expertise.

          Recent Changes in Payer-Relationships

          In October of 2006, we announced that effective January 1, 2007 we would cease to be a national contracted provider of laboratory services to United Healthcare Group Inc. (“UNH”) because we could not reach agreement on an appropriate reimbursement for our services and other key terms. We determined that in the long term, agreeing to the terms offered by UNH would not be in the best interest of our Company and our shareholders. While we expect to continue to service UNH’s members as a non-contracted provider, UNH has threatened physicians with penalties if they continue to send laboratory testing to non-contracted providers, and has aggressively communicated to its members that they may be faced with higher co-payments and deductibles if they use an out-of-network laboratory. We believe UNH’s actions are unprecedented. AmeriPath, which we acquired in May 2007, continues to service UNH members as a contracted provider under a long-term agreement which was entered into subsequent to our acquisition.

          UNH accounted for approximately 7% of our net revenues in 2006, with some of our regional laboratories having concentrations as high as 15% to 20%. We retained virtually all of our UNH business through December 31, 2006 and we estimate that as of December 31, 2007, we retained over 20% of our previously contracted UNH volume.

          We estimate that no longer being a contracted provider to UNH, reduced our clinical testing volume in 2007 by 7%, most of that resulting from the direct loss of previously contracted work, and some of it associated with the loss of other work from physicians who choose to consolidate their testing with a single laboratory. The impact of the change in status with UNH was the principal driver of lower earnings in 2007 compared to the prior year, due to the significant impact it had during the first half of the year. However, we successfully mitigated the ongoing impact during the third quarter of 2007 as a result of actions taken to reduce costs, and higher reimbursement for the work we continue to perform for UNH members. During the second half of the year, our profits, before considering the acquisition of AmeriPath, exceeded those of the prior year, when we were a contracted provider to UNH.

          We have remained committed to providing a superior service level to patients, physicians and other customers. As a result, during 2007 we were able to renew, and in some cases expand, our relationships with a number of important health plans, in each case on economic terms which satisfied both parties and at prices which recognized the differentiated level of service we provide. While there remain a number of managed care agreements to be renewed over the next six months, all of our largest agreements have been renewed or expanded with most of the newly contracted business extending into 2010 or beyond.

           Six Sigma and Standardization Initiatives/Efforts to Improve Operating Efficiency

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

          A large portion of our costs are fixed, making it more challenging to fully mitigate the profit impact of lost volume in the short term. In response to reduced volume levels, as a result of contract changes, we have taken actions to improve our operating efficiency and mitigate the profit impact of reduced volume levels and increased pricing pressure. During 2007, we took actions to adjust our cost structure while maintaining and, in some cases improving, service levels. These actions have enabled us to improve margins as a percentage of revenues over the course of the year and, as mentioned earlier, during the second half of 2007 achieve a level which exceeded that of the prior year. Many of these actions were part of a program we announced in July 2007 which we expect will result in $500 million of cost reductions over the next several years, beyond those realized through the first half of 2007.

          We intend to become recognized as the quality leader in the healthcare services industry through utilizing the Six Sigma approach and Lean Six Sigma principles. Six Sigma is a management approach that enhances quality and requires a thorough understanding of customer needs and experience, root cause analysis, process improvements and rigorous tracking and measuring of key metrics. Lean Six Sigma streamlines processes and eliminates waste. We utilize the Six Sigma approach and Lean Six Sigma principles to increase the efficiency of our operations and to reduce operating cost. We plan to utilize Six Sigma to implement the initiatives which are part of our cost reduction program and provide a better customer experience. These initiatives relate to standardizing our operations and processes, and adopting identified company best practices. One of these key initiatives is to deploy Lean Six Sigma in our laboratories to realize productivity gains. Additionally, we expect to realize efficiencies in other areas by better aligning our service capacity with patient and sample flows. We are driving more of our purchasing through master contracts to take better advantage of our scale. We are expanding the use of customer connectivity which reduces costs in specimen data entry and billing, and helps lower our bad debt. We are improving the efficiency of our logistics routes using advanced route optimization tools and we have streamlined our management structure and administrative functions to improve efficiency and increase focus. As additional detailed plans to implement these opportunities are approved and executed, some will result in charges to earnings associated with the implementation. These charges may be material to the results of operations and cash flows in the periods recorded or paid.

Recent Acquisitions

          The clinical testing industry in the United States remains fragmented. We expect to continue to selectively evaluate potential acquisitions of domestic clinical laboratories that can be integrated into our existing laboratories, thereby increasing access for patients and enabling us to reduce costs and improve efficiencies. While over the long term we believe positive industry factors in the United States diagnostic testing industry and the differentiated services we offer to our customers will enable us to grow organically, we believe there will continue to be opportunities to grow beyond our current principal business of operating clinical testing laboratories in the United States. Technology is enabling testing to be performed closer to the patient, whether in the physician’s office or at the hospital bedside, in the form of point-of-care testing. Given that physicians and hospitals are primary sources for both point-of-care testing and laboratory performed tests, we believe providing both services will strengthen our relationships with customers and accelerate our growth.

          Additionally, diagnostic testing in international markets, particularly developing countries, is highly fragmented and less mature. Continued expansion into point-of-care testing and international markets will diversify our revenue base, and add businesses in markets which are growing faster and are more profitable than our principal business of United States based clinical testing.

          Over the past eighteen months, we have completed the acquisitions of AmeriPath, HemoCue, Enterix, and Focus Diagnostics, and have in place major elements needed to drive future growth. Currently, our focus has turned to fully integrating and aligning the capabilities of these companies, as well as LabOne, Inc. (“LabOne”), acquired in 2005, to fully realize the synergy and growth opportunities they create. In addition, we will focus on reducing our outstanding debt that resulted from financing these acquisitions. As a result, over the next year we anticipate doing fewer significant acquisitions.

          Acquisition of AmeriPath

          On May 31, 2007, we completed the acquisition of AmeriPath, in an all-cash transaction valued at approximately $2 billion, including approximately $780 million of assumed debt and related accrued interest. AmeriPath is a leading provider of anatomic pathology, including dermatopathology, and esoteric testing which generates annual revenues of approximately $800 million.

          Through the acquisition, we acquired all of AmeriPath’s operations. AmeriPath, with its team of approximately 400 board certified pathologists, operates 40 outpatient anatomic pathology laboratories and provides inpatient anatomic pathology and medical director services for approximately 200 hospitals throughout the country. We financed the all-cash purchase price and related transaction costs, together with the repayment of approximately $780 million of principal and related accrued interest representing substantially all of AmeriPath’s debt, as well as the refinancing of the $450 million term loan used to finance the acquisition of HemoCue with $1.6 billion of borrowings under a new five-year term loan facility, $780 million of borrowings under a new one-year bridge loan, and cash on-hand. In June 2007, we completed an $800 million senior notes offering. The net proceeds of the senior notes offering were used to repay the $780 million borrowed under the bridge loan. The acquisition was accounted for under the purchase method of accounting.

          During the fourth quarter of 2007, we finalized major components of our plan for the integration of AmeriPath and recorded the related costs of the integration. These costs were not material to our results of operations or cash flows.

          Acquisition of HemoCue

          On January 31, 2007, we acquired HemoCue, a Sweden-based company specializing in point-of-care testing, in an all-cash transaction valued at approximately $450 million, including $113 million of assumed debt of HemoCue. The transaction was financed through an interim credit facility, which was refinanced during the second quarter of 2007 in connection with the financing of the AmeriPath acquisition. This acquisition did not have a material impact on our 2007 financial results.

          HemoCue is the leading international provider in point-of-care testing for hemoglobin, with a growing share in professional glucose and microalbumin testing. HemoCue has recently received FDA clearance for a test to determine white blood cell counts and has applied to receive CLIA-waived status. This acquisition complements our point-of-care testing for infectious disease and cancer, including new tests for colorectal cancer screening and Herpes Simplex Type 2. The acquisition increases our presence in the growing point-of-care testing market and we plan to leverage HemoCue’s international presence to reach new markets around the world.

          Acquisition of Enterix

          On August 31, 2006, we completed the acquisition of Enterix, a privately held Australia-based company that developed and manufactures the InSureTM Fecal Immunochemical Test, an FDA-cleared test for use in screening for colorectal cancer and other sources of lower gastrointestinal bleeding, for approximately $44 million in cash.

          Acquisition of Focus Diagnostics

          On July 3, 2006, we completed the acquisition of Focus Diagnostics in an all-cash transaction valued at $208 million, including approximately $3 million of assumed debt. We financed the acquisition and related transaction costs and the repayment of substantially all of Focus Diagnostics’ outstanding debt with $135 million of borrowings under our secured receivables credit facility and with cash on-hand.

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

          While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for most of our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about one-half of our total costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments:

•	revenues and accounts receivable associated with clinical testing;

•	reserves for general and professional liability claims;

•	reserves for other legal proceedings;

•	accounting for and recoverability of goodwill; and

•	accounting for stock-based compensation expense.

          Revenues and accounts receivable associated with clinical testing

          The process for estimating the ultimate collection of receivables associated with our clinical testing business involves significant assumptions and judgments. Billings for services reimbursed by third-party payers, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers. Adjustments to the estimated receipts, based on final settlement with the third-party payers, are recorded upon settlement as an adjustment to net revenues.

          We have implemented a standardized approach to estimate and review the collectibility of our receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, we regularly assess the state of our billing operations in order to identify issues, which may impact the collectibility of receivables or allowance estimates. We believe that the collectibility of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we have implemented “best practices” to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. We believe that our collection and allowance estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material revisions to reserve estimates. Less than 5% of our net accounts receivable as of December 31, 2007 were outstanding more than 150 days.

          Healthcare insurers

          Healthcare insurers reimburse us for approximately one-half of our net revenues. Reimbursements from healthcare insurers are based on negotiated fee-for-service schedules and on capitated payment rates.

          Receivables due from healthcare insurers represent approximately 31% of our net accounts receivable. Substantially all of the accounts receivable due from healthcare insurers represent amounts billed under negotiated fee-for-service arrangements. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increases. Our approach also considers historical collection experience and other factors. Collection of such receivables is normally a function of providing complete and correct billing information to the healthcare insurers within the various filing deadlines. For healthcare insurers, collection typically occurs within 30 to 60 days of billing. Provided healthcare insurers have been billed accurately with complete information prior to the established filing deadline, there has historically been little to no collection risk. If there has been a delay in billing, we determine if the amounts in question will likely go past the filing deadline, and if so, we will reserve accordingly for the billing.

          Approximately 5% of our net revenues are reimbursed under capitated payment arrangements in which case the healthcare insurers typically reimburse us in the same month services are performed, essentially giving rise to no outstanding accounts receivable at month-end. If any capitated payments are not received on a timely basis, we determine the cause and make a separate determination as to whether or not the collection of the amount from the healthcare insurer is at risk and if so, would reserve accordingly.

          Government payers

          Payments for clinical testing services made by the government are based on fee schedules set by governmental authorities. Receivables due from government payers under the Medicare and Medicaid programs represent approximately 14% of our net accounts receivable. Collection of such receivables is normally a function of providing the complete and correct billing information within the various filing deadlines. Collection typically occurs within 30 days of billing. Our processes for billing, collecting and estimating uncollectible amounts for receivables due from government payers, as well as the risk of non-collection, are substantially the same as those noted above for healthcare insurers under negotiated fee-for-service arrangements.

          Client payers

          Client payers include physicians, hospitals, employers and other commercial laboratories, and are billed based on a negotiated fee schedule. Receivables due from client payers represent approximately 33% of our net accounts receivable. Credit risk and ability to pay are more of a consideration for these payers than healthcare insurers and government payers. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increase. Our approach also considers specific account reviews, historical collection experience and other factors.

          Patient receivables

          Patients are billed based on established patient fee schedules, subject to any limitations on fees negotiated with healthcare insurers or physicians on behalf of the patient. Receivables due from patients represent approximately 22% of our net accounts receivable. Collection of receivables due from patients is subject to credit risk and ability of the patients to pay. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increases. Our approach also considers historical collection experience and other factors. Patient receivables are generally fully reserved for when the related billing reaches 210 days outstanding. Balances are automatically written off when they are sent to collection agencies. Reserves are adjusted for estimated recoveries of amounts sent to collection agencies based on historical collection experience, which is regularly monitored.

          Reserves for general and professional liability claims

          As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on our client base and reputation. We maintain various liability insurance coverages for claims that could result from providing or failing to provide clinical testing services including inaccurate testing results and other exposures. Our insurance coverage limits our maximum exposure on individual claims; however, we are essentially self-insured for a significant portion of these claims. While the basis for claims reserves considers actuarially determined losses based upon our historical and projected loss experience, the process of analyzing, assessing and establishing reserve estimates relative to these types of claims involves a high degree of judgment. Changes in the facts and circumstances associated with claims could have a material impact on our results of operations, principally costs of services, and cash flows in the period that reserve estimates are revised or paid. Although we believe that our present insurance coverage and reserves are sufficient to cover currently estimated exposures, it is possible that we may incur liabilities in excess of our insurance coverage or recorded reserves.

          Reserves for other legal proceedings

          Our business is subject to extensive and frequently changing federal, state and local laws and regulations. In addition, we are aware of certain pending lawsuits related to billing practices filed under the qui tam provisions of the False Claims Act and other federal and state statutes. See Notes 15 and 16 to the Consolidated Financial Statements for a discussion of the various legal proceedings that involve the Company. We have a comprehensive compliance program that is intended to ensure the strict implementation and observance of all applicable laws, regulations and Company policies. Management periodically reports to the Quality, Safety & Compliance Committee of the Board of Directors regarding compliance operations. As an integral part of our compliance program, we investigate all reported or suspected failures to comply with federal and state healthcare reimbursement requirements. Any non-compliance that results in Medicare or Medicaid overpayments is reported to the government and reimbursed by us. As a result of these efforts, we have periodically identified and reported overpayments. Upon becoming aware of potential overpayments, we will consider all available facts and circumstances to estimate and record the amounts to be reimbursed. While we have reimbursed these overpayments and have taken corrective action where appropriate, we cannot assure investors that in each instance the government will necessarily accept these actions as sufficient.

          The process of analyzing, assessing and establishing reserve estimates relative to legal proceedings involves a high degree of judgment. Management has established reserves for legal proceedings in accordance with generally accepted accounting principles. Changes in facts and circumstances related to such proceedings could lead to significant revisions to reserve estimates for such matters and could have a material impact on our results of operations, cash flows and financial condition in the period that reserve estimates are revised or paid.

          Accounting for and recoverability of goodwill

          Goodwill is our single largest asset. We evaluate the recoverability and measure the potential impairment of our goodwill under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”. The annual impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our Company, as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical testing industry, (ii) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for the reporting unit to the book value of the reporting unit. If the book value is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. We believe our estimation methods are reasonable and reflect common valuation practices.

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

          Accounting for stock-based compensation expense

          Effective January 1, 2006, we adopted SFAS No. 123, revised 2004, “Share-Based Payment” (“SFAS 123R”), using the modified prospective approach and therefore have not restated results for prior periods. Pursuant to the provisions of SFAS 123R, we record stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, we recognize stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants.

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

          Finally, the terms of our performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. The actual amount of any stock award is based on the Company’s earnings per share growth as measured in accordance with its Amended and Restated Employee Long-Term Incentive Plan for the performance period compared to that of a peer group of companies. Stock-based compensation expense associated with performance share units is recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. If the actual number of performance share units earned is different from our estimates, stock-based compensation could be significantly different from what we have recorded in the current period. We periodically obtain and review publicly available financial information for the members of the peer group and compare that to actual and estimated future performance of the Company, including historical earnings per share growth as well as published estimates of projected earnings per share growth. This information is used to evaluate our progress towards achieving the performance criteria and our estimate of the number of performance share units expected to be earned at the end of the performance period. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in earnings in the period of the revision. While the assumptions used to calculate and account for stock-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to our assumptions and estimates, our stock-based compensation expense could vary significantly from period to period. In addition, the number of awards made under our equity compensation plans, changes in the design of those plans, the price of our shares and the performance of our Company can all cause stock-based compensation expense to vary from period to period.

Results of Operations

          Our clinical testing business currently represents our one reportable business segment. The clinical testing business for each of the three years in the period ended December 31, 2007 accounted for more than 90% of net revenues from continuing operations. Our other operating segments consist of our risk assessment services business, our clinical trials testing business, our healthcare information technology business, MedPlus, and our diagnostic products business. On April 19, 2006, we decided to discontinue the operations of a test kit manufacturing subsidiary, NID. During the third quarter of 2006, we completed the wind down of NID and classified the operations of NID as discontinued operations for all periods presented. Our business segment information is disclosed in Note 17 to the Consolidated

Financial Statements.

          Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

          Continuing Operations

          Income from continuing operations for the year ended December 31, 2007 was $554 million, or $2.84 per diluted share, compared to $626 million, or $3.14 per diluted share in 2006. The decrease in income from continuing operations is principally due to the impact of the change in contract status with UNH, discussed earlier under “Recent Changes in Payer Relationships”. However, we successfully mitigated the ongoing impact during the third quarter of 2007 as a result of actions taken to reduce costs, and higher reimbursement for the testing we continue to perform for UNH members. During the second half of the year our profits, before considering the acquisition of AmeriPath, exceeded those of the prior year, when we were a contracted provider to UNH. The acquisition of AmeriPath, which was completed in May 2007, also served to reduce income from continuing operations compared to the prior year. We expect the acquisition of AmeriPath to improve our revenue growth and earnings once the anticipated growth opportunities and cost synergies associated with the acquisition are realized. Results for the year ended December 31, 2007 include first quarter pre-tax charges of $10.7 million, or $0.03 per diluted share, associated with workforce reductions in response to reduced volume levels and $4.0 million, or $0.01 per diluted share, related to in-process research and development expense associated with the HemoCue acquisition.

          Net Revenues

          Net revenues for the year ended December 31, 2007 grew by 7.0% over the prior year level to $6.7 billion. The acquisition of AmeriPath contributed approximately 8% to revenue growth. Our acquisitions of Focus Diagnostics, Enterix and HemoCue contributed approximately 1.7% to revenue growth. We estimate the impact of our change in status with UNH reduced revenue growth by approximately 5%.

          Our clinical testing business, which accounted for over 90% of our 2007 net revenues, grew approximately 5.6% for the year, with AmeriPath contributing 8.3% growth and the change in status with UNH reducing revenues by approximately 5%. Volume, measured by the number of requisitions, declined 4.1% for the year ended December 31, 2007, primarily due to our change in status with UNH, which reduced volume by an estimated 7%, partially offset by the impact of the AmeriPath acquisition, which increased volume by about 3%. Revenue per requisition increased 10.2% for the year ended December 31, 2007 and was impacted by the results of AmeriPath, which contributed 5.1% to the improvement, and a 2% increase due to higher reimbursement on the retained businesss from UNH, which is being reimbursed at a higher rate as a non-contractor provider, with the balance of the increase primarily driven by a positive test mix.

          Our businesses other than clinical testing accounted for approximately 9% of net revenues in 2007. These businesses include our risk assessment services business, our clinical trials testing business, our healthcare information technology business, MedPlus, and our diagnostics products business. The revenues for these businesses as a group grew 23% for the year ended December 31, 2007 as compared to the prior year period, with the increase primarily driven by our acquisitions of HemoCue, Focus Diagnostics and Enterix.

          Operating Costs and Expenses

          Total operating costs and expenses for the year ended December 31, 2007 increased $473 million from the prior year period. Costs associated with the acquired operations of AmeriPath, Focus Diagnostics, Enterix and HemoCue increased costs by approximately $552 million for the year ended December 31, 2007. This increase was offset in part by actions taken to improve our operating efficiency and reduce the size of our workforce. Results for the year ended December 31, 2007 include first quarter charges of $10.7 million associated with workforce reductions ($3.9 million included in costs of services and $6.8 million in selling, general and administrative) and $4.0 million of in-process research and development costs associated with the acquisition of HemoCue, which was recorded in other operating expense, net.

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 59.2% of net revenues for the year ended December 31, 2007, compared to 59.0% of net revenues in 2006. The increase in cost of services as a percentage of revenues is primarily due to lower volumes in our clinical testing business and costs associated with workforce reductions. Partially offsetting these increases were improvements related to the increase in average revenue per requisition and actions taken to reduce costs.

          Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense and general management and administrative support, were 24.1% of net revenues during the year ended

December 31, 2007, compared to 22.5% in the prior year period. This increase was primarily due to lower volume levels in our clinical testing business; costs associated with workforce reductions; costs associated with efforts to retain business and clarify for patients, physicians and employers misinformation regarding the UNH contract change; and the impact of the acquired operations of AmeriPath and HemoCue. For the year ended December 31, 2007, bad debt expense was 4.5% of net revenues, compared to 3.9% in the prior year period. The increase was principally driven by the inclusion of AmeriPath, which carries a higher bad debt rate than the rest of our business, primarily due to its revenue and customer mix, and by higher bad debt expense associated with billing patients directly for a portion of the UNH volume.

          Other operating expense, net represents miscellaneous income and expense items related to operating activities, including gains and losses associated with the disposal of operating assets and provisions for restructurings and other special charges. For the year ended December 31, 2007, other operating expense, net included a $4.0 million charge related to in-process research and development expense recorded in connection with the acquisition of HemoCue.

          For the year ended December 31, 2006, other operating expense, net included pre-tax charges of $27 million principally associated with integration activities related to LabOne and our operations in California.

          Operating Income

          Operating income for the year ended December 31, 2007 was $1.1 billion, or 16.3% of net revenues, compared to $1.1 billion, or 18.0% of net revenues, in the prior year period. The decrease in operating income as a percentage of net revenues was principally due to lower volume levels in our clinical testing business, the various items which served to increase cost of services and selling, general and administrative expenses as a percentage of revenues, and the impact of the acquired operations of AmeriPath and HemoCue. These decreases were offset in part by actions we have taken to reduce our cost structure and higher revenue per requisition.

          Other Income (Expense)

          Interest expense, net for the year ended December 31, 2007 increased $87 million over the prior year. The increase in interest expense, net was primarily due to additional interest expense associated with borrowings to fund acquisitions, as described more fully in Note 10 to the Consolidated Financial Statements.

          Other expense, net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the year ended December 31, 2007, other expense, net includes a $4 million charge related to the write-down of an investment. For the year ended December 31, 2006, other expense, net includes $26 million of charges related to the write-downs of investments partially offset by a gain of $16 million on the sale of an investment.

          Discontinued Operations

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

          During the third quarter of 2007, the government and the Company began settlement discussions. In the course of those discussions, the government disclosed to the Company certain of the government’s legal theories regarding the amount of damages allegedly incurred by the government, which include alleged violations of civil and criminal statutes including the False Claims Act and the Food, Drug and Cosmetics Act. Violations of these statutes and related regulations could lead to a warning letter, injunction, fines or penalties, exclusion from federal healthcare programs and/or criminal prosecution, as well as claims by third parties. The Company analyzed the government’s position and presented its own analysis which argued against many of the government’s claims. In light of that analysis and based on the status of settlement discussions, the Company has established a reserve, in accordance with generally accepted accounting principles, reflected in discontinued operations, of $241 million in connection with these claims. Of the total reserve, $51 million and $190 million were recorded in the third and fourth quarters, respectively, of 2007. The Company estimates that the amount reserved represents the minimum expected probable loss with respect to this matter. The Company does not believe that a reasonable estimate for these losses in excess of the established reserve can be made at this time. The Company has recorded a deferred tax benefit associated with that portion of the reserve that it expects will be tax deductible. Eventual losses related to these matters may substantially exceed the reserve, and the impact could be material to the Company’s results of operations, cash flows and financial condition in the period that such matters are determined or paid.

          The Company continues to engage in discussions with the United States Attorney’s Office and those discussions potentially could lead to an agreement in principle to resolve some or all of the matters in the near future. There can be no assurance, however, when or whether a settlement may be reached, or as to its terms. If the Company cannot reach an acceptable settlement agreement with the United States Attorney’s Office, the Company would defend itself and NID and could incur significant costs in doing so. See Note 15 to the Consolidated Financial Statements for a further description of these matters.

          Loss from discontinued operations, net of tax, for the year ended December 31, 2007 was $214 million, or $1.10 per diluted share, compared to $39 million, or $0.20 per diluted share in 2006. Results for the year ended December 31, 2007 reflect a charge of $241 million to establish a reserve as described above. Results for the year ended December 31, 2006 reflect pre-tax charges of $32 million, primarily related to the wind down of NID’s operations.

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

          Net Revenues

          Net revenues for the year ended December 31, 2006 grew by 15% over the prior year level to $6.3 billion. The acquisition of LabOne contributed 8% to revenue growth. Approximately 55% of LabOne’s net revenues are generated from risk assessment services provided to life insurance companies, with the remainder classified as clinical testing. The acquisition of Focus Diagnostics, which was completed on July 3, 2006, contributed approximately half a percent to revenue growth.

          Our clinical testing business, which accounted for more than 90% of our 2006 net revenues, grew approximately 10% for the year. The acquisition of LabOne contributed approximately 4% to the growth in clinical testing net revenues, principally reflected in volume. The increase in clinical testing revenues was driven by improvements in both testing volumes, measured by the number of requisitions, and increases in average revenue per requisition.

          For the year ended December 31, 2006, clinical testing volume increased 5% compared to the prior year period, principally driven by the acquisition of LabOne.

          For the year ended December 31, 2006, average revenue per requisition improved 5%. This improvement was primarily attributable to a continuing shift to a more esoteric test mix, and increases in the number of tests ordered per requisition. Gene-based and esoteric testing net revenues were over $1 billion for 2006, and grew greater than 10% compared to the prior year. LabOne’s clinical testing business carries a lower revenue per requisition than our average, principally due to a higher concentration of lower priced drugs-of-abuse testing; and modestly reduced our average revenue per requisition.

          Our businesses other than clinical testing accounted for approximately 8% of net revenues in 2006. These businesses include our risk assessment services business, our clinical trials testing business, our healthcare information technology business (MedPlus), and our diagnostics products business whose combined growth rates did not significantly affect our consolidated growth rate. The risk assessment services business represented approximately 5% of our net revenues in 2006 with a growth rate of approximately 1% to 2% per year. The growth in risk assessment services was sluggish during 2006, and was adversely impacted by an overall decline in the life insurance market, resulting in a decline in the number of life insurance applicants being tested, partially offset by growth in paramedical exams and various risk assessment activities outsourced by life insurance companies.

          Operating Costs and Expenses

          Total operating costs and expenses for the year ended December 31, 2006 increased $691 million from the prior year period primarily due to the LabOne acquisition and, to a lesser degree, organic growth in our clinical testing business. The increased costs were primarily in the areas of employee compensation and benefits and testing supplies. Employee compensation and benefits included $55 million of stock-based compensation recorded in accordance with SFAS 123R. While our cost structure had been favorably impacted by efficiencies generated from our Six Sigma, standardization and consolidation initiatives, we continued to make investments in sales, service, science and information technology to further differentiate our Company. These investments included:

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

          Other operating expense, net represents miscellaneous income and expense items related to operating activities, including gains and losses associated with the disposal of operating assets and provisions for restructurings and other special charges. For the year ended December 31, 2006, other operating expense, net included pre-tax charges of $27 million principally associated with integration activities related to LabOne and our operations in California.

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

          Operating income as a percentage of net revenues for the year ended December 31, 2006 compared to the prior year’s period was reduced by approximately 1% due to stock-based compensation expense, and by 0.6% due to the results of the LabOne business, which we expect to continue to carry lower margins than the rest of our operations until it is fully integrated and we have realized the expected synergies from the acquisition. Operating income as a percentage of net revenues for the year ended December 31, 2006 was also reduced by approximately 0.4% due to special charges, primarily related to integration activities.

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

          Other expense, net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the year ended December 31, 2006, other expense, net includes $26 million of charges related to the write-downs of investments offset by a gain of $16 million on the sale of an investment.

          For the year ended December 31, 2005, other expense, net includes a $7.1 million charge associated with the write-down of an investment.

          Discontinued Operations

          Our discontinued operations are comprised of NID, a test kit manufacturing subsidiary. During the fourth quarter of 2005, NID instituted its second voluntary product hold within a six-month period, due to quality issues, which adversely impacted the operating performance of NID. As a result, we evaluated a number of strategic options for NID, and on April 19, 2006, we decided to cease operations at NID. During the third quarter of 2006, we completed the wind down of NID’s operations. Results of NID are reported as discontinued operations for all periods presented.

          Loss from discontinued operations, net of tax, for the year ended December 31, 2006 increased to $39 million, or $0.20 per diluted share, compared to $27 million, or $0.13 per diluted share in 2005. Results for the year ended December 31, 2006 reflect pre-tax charges of $32 million, primarily related to the wind down of NID’s operations. These charges included: inventory write-offs of $7 million; asset impairment charges of $6 million; employee severance costs of $6 million; contract termination costs of $6 million; facility closure costs of $2 million; and costs to support activities to wind-down the business, comprised primarily of employee costs and professional fees, of $5 million.

Quantitative and Qualitative Disclosures About Market Risk

          We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that may include the use of derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. We believe that our foreign exchange exposure is not material to our consolidated financial condition or results of operations. See Note 11 to the Consolidated Financial Statements for additional discussion of our financial instruments and hedging activities.

          At December 31, 2007 and 2006, the fair value of our debt was estimated at approximately $3.6 billion and $1.6 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2007 and 2006, the estimated fair value exceeded the carrying value of the debt by approximately $59.1 million and $0.4 million, respectively. A hypothetical 10% increase in interest rates on our total debt portfolio (representing approximately 61 and 59 basis points at December 31, 2007 and 2006, respectively) would potentially reduce the estimated fair value of our debt by approximately $78 million and $33 million at December 31, 2007 and 2006, respectively.

          Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility, our term loan due December 2008, and our term loan due May 2012 are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest rates on our senior unsecured revolving credit facility, term loan due December 2008 and term loan due May 2012 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of December 31, 2007, the borrowing rates under these credit facilities were: for our senior unsecured credit facility, LIBOR plus 0.40%; for our term loan due December 2008, LIBOR plus 0.55%; and for our term loan due May 2012, LIBOR plus 0.50%. At December 31, 2007, the LIBOR rate was 4.60%. At December 31, 2007, there was $1.4 billion outstanding under our term loan due May 2012, $60 million outstanding under our term loan due December 2008; $100 million outstanding under our secured receivables credit facility and no borrowings outstanding under our $750 million senior unsecured revolving credit facility.

          During the third quarter ended September 30, 2007, we entered into various variable-to-fixed interest rate swap agreements, whereby we fixed the interest rates on $500 million of our term loan due May 2012 for periods ranging from October 2007 through October 2009. The fixed interest rates range from 5.095% to 5.267%. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing approximately 51 basis points) would impact annual net interest expense by approximately $5 million, assuming no changes to the debt outstanding at December 31, 2007.

          The fair value of the interest rate swap agreements at December 31, 2007 was not material. A hypothetical 10% decrease in interest rates on our term loan (representing approximately 43 basis points) would potentially decrease the fair value of these instruments by approximately $3 million. A hypothetical 10% increase in interest rates would potentially increase the fair value of these instruments by approximately $3 million. For details regarding our outstanding debt and our financial instruments, see Notes 10 and 11 to the Consolidated Financial Statements.

          Risk Associated with Investment Portfolio

          Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying values of our available-for-sale equity securities and privately held securities were $26.2 million at December 31, 2007.

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

Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at December 31, 2007 totaled $168 million, compared to $150 million at December 31, 2006. Cash flows from operating activities in 2007 were $927 million which, together with $850 million of cash flows from financing activities, were used to fund investing activities of $1.8 billion. Cash and cash equivalents at December 31, 2006 totaled $150 million, compared to $92 million at December 31, 2005. Cash flows from operating activities in 2006 were $952 million which were used to fund financing activities of $480 million, and investing activities of $414 million.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for 2007 was $927 million compared to $952 million in the prior year period. This decrease was primarily due to lower earnings in the current year and increased payments associated with variable compensation earned in the prior year, coupled with the payment of $57 million of fees and other expenses associated with the acquisition of AmeriPath. Partially offsetting these items was a net source of funds from reductions in net accounts receivable in the current year compared to a net use of funds in the prior year. Days sales outstanding, a measure of billing and collection efficiency, were 48 days at December 31, 2007 unchanged from December 31, 2006, despite a two day increase due to the impact of AmeriPath. We expect AmeriPath’s impact on our days sales outstanding to decrease over time.

          Net cash provided by operating activities for 2006 was $952 million compared to $852 million in the prior year period. This increase was primarily due to improved operating performance and the timing of various payments for taxes and accrued expenses partially offset by an increase in accounts receivable. Days sales outstanding were 48 days at December 31, 2006 compared to 46 days at December 31, 2005.

          Cash Flows from Investing Activities

          Net cash used in investing activities in 2007 was $1.8 billion, consisting primarily of $1.2 billion related to the acquisition of AmeriPath, $309 million related to the acquisition of HemoCue and capital expenditures of $219 million.

          Net cash used in investing activities in 2006 was $414 million, consisting primarily of $231 million related to the acquisitions of Focus Diagnostics and Enterix, and capital expenditures of $193 million. These amounts were partially offset by $16 million of proceeds from the sale of an investment. The decrease in capital expenditures compared to the prior year is principally due to the completion of a new facility in California, for which there were substantial expenditures in the prior year.

          Cash Flows from Financing Activities

          Net cash provided by financing activities in 2007 was $850 million, primarily associated with new borrowings and repayments related to the acquisitions of AmeriPath and HemoCue.

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

          We completed an $800 million senior notes offering in June 2007 (the “2007 Senior Notes”). The 2007 Senior Notes were sold in two tranches: (a) $375 million of 6.40% senior notes due 2017; and (b) $425 million of 6.95% senior notes due 2037. We used the net proceeds from the 2007 Senior Notes offering to repay the $780 million of borrowings under the bridge loan facility. The 2007 Senior Notes, term loans and the bridge loan are further described in Note 10 to the Consolidated Financial Statements.

          Since the completion of the AmeriPath acquisition in May 2007, the point during the year at which our total debt balance was at its highest level, we have reduced our total debt by $417 million.

          Net cash provided by financing activities for the year ended December 31, 2007, also included $95 million in proceeds from the exercise of stock options, including related tax benefits, offset by purchases of treasury stock totaling $146 million and dividend payments of $77 million. The $146 million of treasury stock purchases represents 2.8 million shares of our common stock purchased at an average price of $52.14 per share.

          Net cash used in financing activities in 2006 was $480 million. During 2006, we repaid $275 million outstanding under our 6¾% senior notes, $60 million of principal outstanding under our secured receivables credit facility and $75 million under our senior unsecured revolving credit facility. Debt repayments and acquisitions were funded with cash-on hand and borrowings of $75 million under our senior unsecured revolving credit facility and $300 million under our secured receivables credit facility. In addition, we purchased $472 million of treasury stock, which represents 8.9 million shares of our common stock purchased at an average price of $53.23 per share, partially offset by $135 million in proceeds from the exercise of stock options, including related tax benefits. We also paid dividends of $77 million.

          Dividend Program

          During each of the quarters of 2007 and 2006, our Board of Directors declared a quarterly cash dividend of $0.10 per common share. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchase Plan

          For the year ended December 31, 2007, we repurchased approximately 2.8 million shares of our common stock at an average price of $52.14 per share for $146 million. Through December 31, 2007, we have repurchased approximately 44.1 million shares of our common stock at an average price of $45.35 for $2.0 billion under our share repurchase program. At December 31, 2007, the total available for repurchases under the remaining authorization was $104 million.

          Contractual Obligations and Commitments

          The following table summarizes certain of our contractual obligations as of December 31, 2007. See Notes 10 and 15 to the Consolidated Financial Statements for further details.

	Payments due by period

	(in thousands)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	After 5 years

Long-term debt	$3,421,095	$61,800	$586,359	$1,474,613	$1,298,323
Capital lease obligations	19,698	1,781	1,896	1,889	14,132
Interest payments on outstanding debt	1,766,373	205,816	394,371	246,904	919,282
Operating leases	701,642	177,527	262,503	132,598	129,014
Purchase obligations	87,447	39,311	35,627	12,000	509

Total contractual obligations	$5,996,255	$486,235	$1,280,756	$1,868,004	$2,361,260

          On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. As of December 31, 2007, our total liabilities for unrecognized tax benefits were approximately $108 million, which were excluded from the table above. Based upon the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations, we believe it is reasonably possible that this amount may decrease by up to $33 million within the next twelve months. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 5 to the Consolidated Financial Statements for information regarding our contingent tax liability reserves.

          Our credit agreements relating to our senior unsecured revolving credit facility, our term loan due December 2008 and our term loan due May 2012 contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. We do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

          Requirements and Capital Resources

          We estimate that we will invest between $280 million and $300 million during 2008 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades.

          As of December 31, 2007, $1 billion of borrowing capacity was available under our existing credit facilities.

          We believe that cash from operations and our borrowing capacity under our credit facilities will provide sufficient financial flexibility to meet seasonal working capital requirements and to fund capital expenditures, debt service requirements, cash dividends on common shares, share repurchases and additional growth opportunities for the foreseeable future. Our investment grade credit ratings have had a favorable impact on our cost of and access to capital, and we believe that our financial performance should provide us with access to additional financing, if necessary, to fund growth opportunities and any obligations that cannot be funded from existing sources.

Outlook

          As discussed in the Overview, despite the continued consolidation among healthcare insurers, and their continued efforts to reduce reimbursement for providers of diagnostic testing, we believe that the underlying fundamentals of the diagnostic testing industry will continue to improve and that over the long term the industry will continue to grow. As the leading provider of diagnostic testing, information and services with the most extensive network of laboratories and patient service centers throughout the United States and the broadest menu of diagnostic tests, we believe we are well positioned to benefit from the growth expected in our industry.

          We believe our focus on delivering a superior patient experience and Six Sigma quality as well as the investments we are continuing to make in our distribution network, our industry leading test menu and our information technology solutions will further differentiate us over the long-term and strengthen our industry leadership position. In addition, we plan to leverage our knowledge and expertise in diagnostic testing to further expand into international markets and point-of-care testing.

          Our strong cash generation, balance sheet and credit profile position us well to take advantage of these growth opportunities.

Inflation

          We believe that inflation generally does not have a material adverse effect on our results of operations or financial condition because the majority of our contracts are short term.

Impact of New Accounting Standards

          In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 141(R) “Business Combinations” and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”. In September 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Agreements”. In February 2007, the FASB

issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities”. In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157”.

          The impact of these accounting standards is discussed in Note 2 to the Consolidated Financial Statements.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

          The management of Quest Diagnostics Incorporated (the “Company”), including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007 is effective.

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

          Management has excluded from the scope of its assessment the business of AmeriPath Group Holdings, Inc. (“AmeriPath”) and POCT Holding AB (“HemoCue”). Both companies were acquired by the Company in purchase business combinations during 2007. AmeriPath and HemoCue are wholly owned subsidiaries whose total excluded assets represent 4.6% and 0.9%, respectively, and total excluded revenues represent 7.1% and 1.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

          PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, audited the Company’s internal control over financial reporting as of December 31, 2007 and issued their audit report expressing an unqualified opinion on the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Quest Diagnostics Incorporated

          In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Quest Diagnostics Incorporated and its subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits which were integrated audits in 2007 and 2006. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

          As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006 and the manner in which it accounts for uncertain tax positions in 2007, respectively.

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

          As described in the Report of Management on Internal Control over Financial Reporting, management has excluded AmeriPath Group Holdings, Inc. (“AmeriPath”) and POCT Holding AB (“HemoCue”) from its assessment of internal control over financial reporting as of December 31, 2007 because each company was acquired by the Company in a purchase business combination during 2007. We have also excluded AmeriPath and HemoCue from our audit of internal control over financial reporting. AmeriPath and HemoCue are wholly-owned subsidiaries whose total excluded assets represent 4.6% and 0.9%, respectively, and total excluded revenues represent 7.1% and 1.2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/	PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 22, 2008

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(in thousands, except per share data)

	2007	2006

Assets
Current assets:
Cash and cash equivalents	$167,594	$149,640
Accounts receivable, net of allowance for doubtful accounts of $250,067 and $205,086 at December 31, 2007 and 2006, respectively	881,967	774,414
Inventories	95,234	78,564
Deferred income taxes	149,841	120,540
Prepaid expenses and other current assets	79,721	67,860

Total current assets	1,374,357	1,191,018
Property, plant and equipment, net	911,998	752,357
Goodwill, net	5,220,104	3,391,046
Intangible assets, net	886,733	193,346
Other assets	172,501	133,715

Total assets	$8,565,693	$5,661,482

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,124,716	$833,996
Short-term borrowings and current portion of long-term debt	163,581	316,874

Total current liabilities	1,288,297	1,150,870
Long-term debt	3,377,212	1,239,105
Other liabilities	575,942	252,336
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both December 31, 2007 and 2006; 213,745 and 213,755 shares issued at December 31, 2007 and 2006, respectively	2,137	2,138
Additional paid-in capital	2,210,825	2,185,073
Retained earnings	2,057,744	1,800,255
Accumulated other comprehensive income (loss)	25,279	(65)
Treasury stock, at cost; 19,705 and 19,806 shares at December 31, 2007 and 2006, respectively	(971,743)	(968,230)

Total stockholders’ equity	3,324,242	3,019,171

Total liabilities and stockholders’ equity	$8,565,693	$5,661,482

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands, except per share data)

	2007	2006	2005

Net revenues	$6,704,907	$6,268,659	$5,456,726

Operating costs and expenses:
Cost of services	3,969,848	3,696,006	3,220,713
Selling, general and administrative	1,612,858	1,410,716	1,215,862
Amortization of intangible assets	27,904	10,843	4,637
Other operating expense, net	2,961	23,017	7,966

Total operating costs and expenses	5,613,571	5,140,582	4,449,178

Operating income	1,091,336	1,128,077	1,007,548

Other income (expense):
Interest expense, net	(178,314)	(91,425)	(57,354)
Minority share of income	(26,510)	(23,900)	(19,495)
Equity earnings in unconsolidated joint ventures	26,969	28,469	26,185
Other expense, net	(1,079)	(7,948)	(6,876)

Total non-operating expenses, net	(178,934)	(94,804)	(57,540)

Income from continuing operations before taxes	912,402	1,033,273	950,008
Income tax expense	358,574	407,581	376,812

Income from continuing operations	553,828	625,692	573,196
Loss from discontinued operations, net of taxes	(213,889)	(39,271)	(26,919)

Net income	$339,939	$586,421	$546,277

Earnings per common share - basic:
Income from continuing operations	$2.87	$3.18	$2.84
Loss from discontinued operations	(1.11)	(0.20)	(0.13)

Net income	$1.76	$2.98	$2.71

Earnings per common share - diluted:
Income from continuing operations	$2.84	$3.14	$2.79
Loss from discontinued operations	(1.10)	(0.20)	(0.13)

Net income	$1.74	$2.94	$2.66

Dividends per common share	$0.40	$0.40	$0.36

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands)

	2007	2006	2005

Cash flows from operating activities:
Net income	$339,939	$586,421	$546,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	237,879	197,398	176,124
Provision for doubtful accounts	300,226	243,443	233,628
Provision for restructuring and other special charges	238,781	55,788	—
Deferred income tax provision (benefit)	(1,575)	(46,280)	661
Minority share of income	26,510	23,900	19,495
Stock compensation expense	56,853	55,478	2,037
Tax benefits associated with stock-based compensation plans	—	—	33,823
Excess tax benefits from stock-based compensation arrangements	(13,981)	(32,693)	—
Other, net	8,310	20,172	21,673
Changes in operating assets and liabilities:
Accounts receivable	(265,347)	(273,232)	(238,421)
Accounts payable and accrued expenses	(5,431)	81,347	36,038
Integration, settlement and other special charges	(14,013)	(4,247)	(5,400)
Income taxes payable	3,213	45,330	15,382
Other assets and liabilities, net	15,560	(929)	10,266

Net cash provided by operating activities	926,924	951,896	851,583

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(1,535,826)	(236,543)	(814,219)
Capital expenditures	(219,101)	(193,422)	(224,270)
(Increase) decrease in investments and other assets	(4,266)	15,563	(41,304)

Net cash used in investing activities	(1,759,193)	(414,402)	(1,079,793)

Cash flows from financing activities:
Proceeds from borrowings	3,754,490	375,000	1,100,186
Repayments of debt	(2,705,369)	(416,208)	(497,276)
(Decrease) increase in book overdrafts	(24,950)	(1,705)	33,384
Purchases of treasury stock	(145,660)	(472,325)	(390,163)
Exercise of stock options	80,928	102,324	98,335
Excess tax benefits from stock-based compensation arrangements	13,981	32,693	—
Dividends paid	(77,327)	(77,135)	(69,673)
Distributions to minority partners	(24,678)	(21,900)	(21,477)
Financing costs paid	(21,192)	(728)	(6,278)

Net cash provided by (used in) financing activities	850,223	(479,984)	247,038

Net change in cash and cash equivalents	17,954	57,510	18,828

Cash and cash equivalents, beginning of year	149,640	92,130	73,302

Cash and cash equivalents, end of year	$167,594	$149,640	$92,130

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compen- sation	Accumulated Other Compre- hensive (Loss) Income	Treasury Stock	Compre- hensive Income

Balance, December 31, 2004	196,220	$1,068	$2,195,346	$818,734	$(11)	$3,866	$(730,352)
Net income				546,277				$546,277
Currency translation						(3,287)		(3,287)
Market valuation, net of tax benefit of $6,057						(9,238)		(9,238)
Deferred gain, less reclassifications						2,454		2,454

Comprehensive income								$536,206

Adjustment for 2-for-1 stock split		1,068	(1,068)
Dividends declared				(72,501)
Issuance of common stock under benefit plans	516	1	4,620		(5,347)		17,683
Exercise of stock options	3,893		(69,691)				168,026
Shares to cover employee payroll tax withholdings on stock issued under benefit plans			(7)
Tax benefits associated with stock-based compensation plans			33,823
Conversion of contingent convertible debentures	5,632		12,510				237,136
Amortization of unearned compensation					2,037
Purchases of treasury stock	(7,806)						(390,163)

Balance, December 31, 2005	198,455	2,137	2,175,533	1,292,510	(3,321)	(6,205)	(697,670)
Net income				586,421				$586,421
Currency translation						2,460		2,460
Market valuation, net of tax benefit of $2,501						(3,815)		(3,815)
Reversal of market adjustment, net of tax expense of $(5,053)						7,707		7,707
Deferred gain reclassifications						(212)		(212)

Comprehensive income								$592,561

Dividends declared				(78,676)
Reclassification upon adoption of SFAS123R			(3,321)		3,321
Issuance of common stock under benefit plans	598	1	(2,158)				23,838
Stock-based compensation expense			55,478
Exercise of stock options	3,782		(75,603)				177,927
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(13)		(672)
Tax benefits associated with stock-based compensation plans			35,816
Purchases of treasury stock	(8,873)						(472,325)

Balance, December 31, 2006	193,949	2,138	2,185,073	1,800,255	—	(65)	(968,230)
Net income				339,939				$339,939
Currency translation						30,820		30,820
Market valuation, net of tax benefit of $24						(36)		(36)
Reversal of market adjustment, net of tax expense of $(510)						802		802
Deferred loss, less reclassifications						(6,242)		(6,242)

Comprehensive income								$365,283

Dividends declared				(77,304)
Issuance of common stock under benefit plans	462		(1,974)				21,989
Stock-based compensation expense			56,853
Exercise of stock options	2,447		(39,230)				120,158
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(24)	(1)	(1,229)
Tax benefits associated with stock-based compensation plans			16,703
Purchases of treasury stock	(2,794)						(145,660)
Adjustments upon adoption of FASB Interpretation No. 48			(10,441)	(5,146)
Reimbursement from Corning Incorporated			2,345
Other			2,725

Balance, December 31, 2007	194,040	$2,137	$2,210,825	$2,057,744	$—	$25,279	$(971,743)

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands unless otherwise indicated)

1. DESCRIPTION OF BUSINESS

          Quest Diagnostics Incorporated and its subsidiaries (“Quest Diagnostics” or the “Company”) is the largest provider of diagnostic testing, information and services in the United States, providing insights that enable physicians and other healthcare professionals to make decisions to improve health. Quest Diagnostics offers patients and physicians the broadest access to diagnostic laboratory services through the Company’s nationwide network of laboratories and owned patient service centers. The Company provides interpretive consultation through the largest medical and scientific staff in the industry, with approximately 900 M.D.s and Ph.D.s around the country. Quest Diagnostics is the leading provider of gene-based testing and other esoteric testing, the leading provider of anatomic pathology services, including dermatopathology, and the leading provider of testing for drugs-of-abuse. The Company is also a leading provider of testing for clinical trials, and risk assessment services for the life insurance industry. The Company’s diagnostics products business manufactures and markets diagnostic test kits and specialized point-of-care testing. Quest Diagnostics empowers healthcare organizations and clinicians with state-of-the-art information technology solutions that can improve patient care and medical practice.

          During 2007, Quest Diagnostics processed approximately 145 million requisitions through its extensive network of laboratories and patient service centers in virtually every major metropolitan area throughout the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation

          The consolidated financial statements include the accounts of all entities controlled by the Company through its direct or indirect ownership of a majority voting interest and the accounts of any variable interest entities, as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities”, where the Company is subject to a majority of the risk of loss from the variable interest entity’s activities, or entitled to receive a majority of the entity’s residual returns or both. The Company’s relationships with variable interest entities were not material at both December 31, 2007 and 2006. Investments in entities which the Company does not control, but in which it has a substantial ownership interest (generally between 20% and 49%) and can exercise significant influence, are accounted for using the equity method of accounting. As of December 31, 2007 and 2006, the Company’s investments in affiliates accounted for under the equity method of accounting totaled $37.5 million and $38.5 million, respectively. The Company’s share of equity earnings from investments in affiliates, accounted for under the equity method, totaled $27.0 million, $28.5 million and $26.2 million, respectively, for 2007, 2006 and 2005. All significant intercompany accounts and transactions are eliminated in consolidation.

          Basis of Presentation

          During the third quarter of 2006, the Company completed its wind-down of NID, a test kit manufacturing subsidiary, and classified the operations of NID as discontinued operations. The accompanying consolidated statements of operations and related disclosures have been prepared to report the results of NID as discontinued operations for all periods presented. See Note 16 for a further discussion of discontinued operations.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Revenue Recognition

          The Company primarily recognizes revenue for services rendered upon completion of the testing process. Billings for services reimbursed by third-party payers, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers. Adjustments to the estimated receipts, based on final settlement with the third-party payers, are recorded upon settlement. In 2007, 2006 and 2005, approximately 17%, 17% and 18%, respectively, of net revenues were generated by Medicare and Medicaid programs. Under capitated arrangements with healthcare insurers, the Company recognizes revenue based on a predetermined monthly reimbursement rate for each member of an insurer’s health plan regardless of the number or cost of services provided by the Company.

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

          On January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes.” FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. See Note 5 for further information related to FIN 48.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          The computation of basic and diluted earnings per common share (using the if-converted method) was as follows (in thousands, except per share data):

	2007	2006	2005

Income from continuing operations – basic	$553,828	$625,692	$573,196
Loss from discontinued operations – basic	(213,889)	(39,271)	(26,919)

Net income available to common stockholders – basic	339,939	586,421	546,277
Add: Interest expense associated with the Debentures, net of related tax effects	—	—	82

Net income available to common stockholders – diluted	$339,939	$586,421	$546,359

Weighted average common shares outstanding – basic	193,241	196,985	201,833

Effect of dilutive securities:
Stock options	2,019	2,535	3,533
Restricted common shares and performance share units	2	22	11
Debentures	—	—	153

Weighted average common shares outstanding – diluted	195,262	199,542	205,530

Earnings per common share – basic:
Income from continuing operations	$2.87	$3.18	$2.84
Loss from discontinued operations	(1.11)	(0.20)	(0.13)

Net income	$1.76	$2.98	$2.71

Earnings per common share – diluted:
Income from continuing operations	$2.84	$3.14	$2.79
Loss from discontinued operations	(1.10)	(0.20)	(0.13)

Net income	$1.74	$2.94	$2.66

          The following securities were not included in the diluted earnings per share calculation due to their antidilutive effect (in thousands):

	2007	2006	2005

Stock options	3,114	2,443	337
Restricted common shares and performance share units	731	786	—

          Stock-Based Compensation

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

          Pursuant to the provisions of SFAS 123R, the Company records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision. The terms of the Company’s performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. The actual amount of any stock award is based on the Company’s earnings per share growth as measured in accordance with its Amended and Restated Employee Long-Term Incentive Plan (“ELTIP”) for the performance period compared to that of a peer group of companies. Stock-based compensation expense associated with performance share units is recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in earnings in the period of the revision. The Company recognizes stock-based compensation expense related to the Company’s Amended Employee Stock Purchase Plan (“ESPP”) based on the 15% discount at purchase. See Note 13 for a further discussion of stock-based compensation.

          Prior to the adoption of SFAS 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations and chose to adopt the disclosure-only provisions of SFAS 123, as amended by SFAS 148. Under this approach, the cost of restricted stock awards was expensed over their vesting period, while the imputed cost of stock option grants and discounts offered under the Company’s ESPP was disclosed, based on the vesting provisions of the individual grants, but not charged to expense. Stock-based compensation expense recorded in accordance with APB 25, relating to restricted stock awards, was $2.0 million in 2005.

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

2005

Net income:
Net income, as reported	$546,277
Add: Stock-based compensation under APB 25	2,037
Deduct: Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(32,623)

Pro forma net income	$515,691

Earnings per common share:
Basic – as reported	$2.71

Basic – pro forma	$2.56

Diluted – as reported	$2.66

Diluted – pro forma	$2.50

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Foreign Currency

          The Company predominately uses the U.S. dollar as its functional currency. The functional currency of the Company’s foreign subsidiaries is the applicable local currency. Assets and liabilities denominated in non-U.S. dollars are translated into U.S. dollars at exchange rates as of the end of the reporting period. Income and expense items are translated at average exchange rates prevailing during the year. The translation adjustments are recorded as a component of “accumulated other comprehensive income (loss)” within stockholders’ equity. Gains and losses from foreign currency transactions are included within “other operating expense, net” in the consolidated statements of operations. Transaction gains and losses have not been material.

          Cash and Cash Equivalents

          Cash and cash equivalents include all highly-liquid investments with original maturities, at the time acquired by the Company, of three months or less.

          Concentration of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments and accounts receivable. The Company’s policy is to place its cash, cash equivalents and short-term investments in highly rated financial instruments and institutions. Concentration of credit risk with respect to accounts receivable is mitigated by the diversity of the Company’s payers and their dispersion across many different geographic regions, and is limited to certain payers who are large buyers of the Company’s services. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company has receivables due from federal and state governmental agencies, the Company does not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent on submitting appropriate documentation.

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

          Property, Plant and Equipment

          Property, plant and equipment is recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and expensed as incurred for preliminary project activities and post-implementation activities. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use software project, and interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Certain costs, such as maintenance and training, are expensed as incurred. The Company capitalizes interest on borrowings during the active construction period of major capital

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the expected useful lives of the assets. Depreciation and amortization are provided on the straight-line method over expected useful asset lives as follows: buildings and improvements, ranging from ten to thirty years; laboratory equipment and furniture and fixtures, ranging from three to seven years; leasehold improvements, the lesser of the useful life of the improvement or the remaining life of the building or lease, as applicable; and computer software developed or obtained for internal use, ranging from three to seven years.

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

          Recoverability and Impairment of Goodwill

          Under the nonamortization provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and certain intangibles are periodically reviewed for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The provisions of SFAS 142 require that a goodwill impairment test be performed annually or in the case of other events that indicate a potential impairment. The annual impairment tests of goodwill were performed at the end of each of the Company’s fiscal years on December 31st and indicated that there was no impairment of goodwill as of December 31, 2007 or 2006.

          The Company evaluates the recoverability and measures the potential impairment of its goodwill under SFAS 142. The annual impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Management’s estimate of fair value considers publicly available information regarding the market capitalization of the Company as well as (i) publicly available information regarding comparable publicly-traded companies in the clinical testing industry, (ii) the financial projections and future prospects of the Company’s business, including its growth opportunities and likely operational improvements, and (iii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value for the reporting unit to the book value of the reporting unit. If the book value is greater than the estimate of fair value, the Company would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. Management believes its estimation methods are reasonable and reflective of common valuation practices.

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

          Investments

          The Company accounts for investments in equity securities, which are included in “other assets” in the consolidated balance sheet, in conformity with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, which requires the use of fair value accounting for trading or available-for-sale securities. Both realized and unrealized gains and losses for trading securities are recorded currently in earnings as a component of non-operating expenses within “other expense, net” in the consolidated statements of operations. Unrealized gains and losses, net of tax, for available-for-sale securities are recorded as a component of “accumulated other comprehensive income (loss)” within stockholders’ equity. Recognized gains and losses for available-for-sale securities are recorded in “other expense, net” in the consolidated statements of operations. Gains and losses on securities sold are based on the average cost method.

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

          Investments at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Available-for-sale equity securities	$9,690	$10,106
Trading equity securities	33,903	29,969
Other investments	16,460	13,290

Total	$60,053	$53,365

          Investments in available-for-sale equity securities consist of equity securities in public corporations. Investments in trading equity securities represent participant directed investments of deferred employee compensation and related Company matching contributions held in a trust pursuant to the Company’s supplemental deferred compensation plan (see Note 13). Other investments do not have readily determinable fair values and consist of investments in preferred and common shares of privately held companies and are accounted for under the cost method.

          As of December 31, 2007 and 2006, the Company had gross unrealized losses from available-for-sale equity securities of $3.5 million and $4.7 million, respectively. For the year ended December 31, 2007, “other expense, net”, within the consolidated statements of operations, includes a $4.0 million charge associated with the write-down of an available-for-sale equity security. For the year ended December 31, 2006, “other expense, net”, within the consolidated statements of operations, includes $16.2 million of charges associated with the write-down of available-for-sale equity securities, $10.0 million of charges associated with the write-down of other investments and a $15.8 million gain associated with the sale of an investment. For the year ended December 31, 2005, “other expense, net” includes a $7.1 million charge associated with the write-down of other investments. For the years ended December 31, 2007, 2006 and 2005, gains from trading equity securities totaled $2.7 million, $3.2 million and $1.6 million, respectively, and are included in “other expense, net”.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Derivative Financial Instruments

          The Company uses derivative financial instruments to manage its market risks. This includes the use of interest rate swap agreements to manage its exposure to movements in interest rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These policies prohibit holding or issuing derivative financial instruments for speculative purposes.

          Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net payments are recognized as an adjustment to interest expense. When the swaps are terminated, unrealized gains or losses are deferred in stockholders’ equity, as a component of “accumulated other comprehensive income (loss)”, and are amortized as an adjustment to interest expense over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt instrument.

          The Company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. On the date the derivative is entered into, the Company designates the type of derivative as a fair value hedge or cash flow hedge, and accounts for the derivative in accordance with its designation as prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), as amended. The Company currently holds only cash flow hedges, designated as a hedge of the variability of cash outflows related to the Company’s long-term debt due to changes in interest rates. Both at inception and at least quarterly thereafter, the Company also formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the cash flows of the hedged item. All components of each derivative financial instrument’s gain or loss are included in the assessment of hedge effectiveness.

          The Company accounts for derivatives in conformity with SFAS No. 133, as amended, and records derivatives as either an asset or liability measured at its fair value. The fair value is based upon quoted market prices obtained from third-party institutions. For derivatives that have been formally designated as a cash flow hedge (interest rate swap agreements), the effective portion of changes in the fair value of the derivatives is recorded in “accumulated other comprehensive income (loss)”. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction based on the specific qualifying conditions in SFAS 133. Amounts in “accumulated other comprehensive income (loss)” are reclassified into earnings in “interest expense, net” during the same period in which the hedged item affects earnings. If it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any deferred gains or losses are recorded in the consolidated statement of operations.

          Comprehensive Income (Loss)

          Comprehensive income (loss) encompasses all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities, foreign currency translation adjustments and deferred gains related to the settlement of certain treasury lock agreements (see Note 11).

          New Accounting Standards

          In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for the Company as of January 1, 2008 for financial assets and financial liabilities within its scope and it is not expected to have a material impact on its consolidated financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”), which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

scope of FSP FAS 157-2. The Company is currently assessing the impact, if any, of SFAS 157 and FSP FAS 157-2 for non-financial assets and non-financial liabilities on its consolidated financial statements.

          In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 provides companies with an option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and financial liabilities. SFAS 159 is effective for the Company as of January 1, 2008 and as of this effective date, the Company has elected not to apply the fair value option to any of its financial assets or financial liabilities.

          In September 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-1 “Accounting for Collaborative Agreements”, (“EITF 07-1”). EITF 07-1 defines collaborative agreements as contractual arrangements that involve a joint operating activity. These arrangements involve two (or more) parties who are both active participants in the activity and that are exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-1 provides that a company should report the effects of adoption as a change in accounting principle through retrospective application to all periods and requires additional disclosures about a company’s collaborative arrangements. EITF 07-1 is effective for the Company as of January 1, 2009. The adoption of EITF 07-1 is not expected to have a material impact on the Company’s consolidated financial statements.

          In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes several underlying principles in applying the purchase method of accounting. Among the significant changes, SFAS 141(R) requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. SFAS 141(R) also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, SFAS 141(R) requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. SFAS 141(R) is effective for the Company as of January 1, 2009. While the Company is currently assessing the impact of SFAS 141(R) on its consolidated financial statements, the Company expects that upon adoption of SFAS 141(R), the application of the new standard is likely to have a significant impact on how the Company allocates the purchase price of an acquired business, including the expensing of direct transaction costs and costs to integrate the acquired business.

          In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51”, (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS 160 also requires a new presentation on the face of the consolidated financial statements to separately report the amounts attributable to controlling and non-controlling interests. SFAS 160 is effective for the Company as of January 1, 2009. The Company is currently assessing the impact of SFAS 160 on its consolidated financial statements.

3. BUSINESS ACQUISITIONS

          2007 Acquisitions

          Acquisition of HemoCue

          On January 31, 2007, the Company completed its acquisition of POCT Holding AB (“HemoCue”), a Sweden-based company specializing in point-of-care testing, in an all-cash transaction valued at approximately $450 million, including $113 million of assumed debt. HemoCue is the leading international provider in point-of-care for hemoglobin, with a growing share in professional glucose and microalbumin testing. In October 2007, HemoCue

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

received FDA 510(k) clearance for its White Blood Cell Analyzer, a whole-blood test performed on finger-stick samples that assist physicians diagnosing infection, inflammation, bone marrow failure, autoimmune diseases and many other medical conditions now routinely tested by reference laboratories.

          In conjunction with the acquisition of HemoCue, the Company repaid approximately $113 million of debt, representing substantially all of HemoCue’s existing outstanding debt as of January 31, 2007.

          The Company financed the aggregate purchase price of $344 million, which includes transaction costs of approximately $7 million, of which $2 million was paid in 2006, and the repayment of substantially all of HemoCue’s outstanding debt with the proceeds from a new $450 million term loan and cash on-hand. On May 31, 2007, the Company refinanced this term loan (see Note 10). In January 2008, the Company received a payment of approximately $24 million from an escrow fund established at the time of the acquisition, which reduces the aggregate purchase price to $320 million.

          The acquisition of HemoCue was accounted for under the purchase method of accounting. As such, the cost to acquire HemoCue was allocated to the respective assets and liabilities acquired based on their estimated fair values as of the closing date. During 2007, the Company finalized its fair value estimates of the assets and liabilities acquired. The consolidated financial statements include the results of operations of HemoCue subsequent to the closing of the acquisition.

          The following table summarizes the Company’s purchase price allocation of the cost to acquire HemoCue:

Fair Values as of January 31, 2007

Current assets	$59,323
Property, plant and equipment	21,045
Intangible assets	134,668
Goodwill	319,166
Other assets	633

Total assets acquired	534,835

Current liabilities	21,245
Long-term liabilities	45,850
Long-term debt	123,910

Total liabilities assumed	191,005

Net assets acquired	$343,830

          The acquired amortizable intangibles are being amortized over their estimated useful lives as follows:

	Estimated Fair Value	Weighted Average Useful Life

Customer relationships	$38,046	20 years

Technology	38,764	14 years

          In addition to the amortizable intangibles noted above, $53.8 million was allocated to tradenames, which is not subject to amortization, and $4.0 million was allocated to in-process research and development (“IPR&D”). The IPR&D was expensed in the Company’s results of operations during the first quarter of 2007, in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method”, and is included in “other operating expense, net” within the consolidated statements of operations.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Supplemental pro forma combined financial information has not been presented as the acquisition is not material to the Company’s consolidated results of operations.

          Acquisition of AmeriPath

          On May 31, 2007, the Company completed its acquisition of AmeriPath Group Holdings, Inc. (“AmeriPath”), in an all-cash transaction valued at approximately $2.0 billion, including approximately $780 million of assumed debt and related accrued interest. AmeriPath is a leading provider of anatomic pathology, including dermatopathology, and esoteric testing and generates annual revenues of approximately $800 million.

          Through the acquisition, the Company acquired all of AmeriPath’s operations. AmeriPath, with its team of approximately 400 board certified pathologists, operates 40 outpatient anatomic pathology laboratories and provides inpatient anatomic pathology and medical director services for approximately 200 hospitals throughout the United States. The Company financed the all-cash purchase price and related transaction costs, together with the repayment of approximately $780 million of principal and related accrued interest representing substantially all of AmeriPath’s debt as well as the refinancing of the term loan used to finance the acquisition of HemoCue with: $1.6 billion of borrowings under a new five-year term loan facility, $780 million of borrowings under a new one-year bridge loan, and cash on-hand. In June 2007, the Company completed an $800 million senior notes offering. The net proceeds of the senior notes offering were used to repay the $780 million borrowed under the bridge loan. See Note 10 for further descriptions of the Company’s debt outstanding.

          The acquisition of AmeriPath was accounted for under the purchase method of accounting. As such, the cost to acquire AmeriPath was allocated to the respective assets and liabilities acquired based on their estimated fair values as of the closing date. A preliminary allocation of the cost to acquire AmeriPath has been made to certain assets and liabilities of AmeriPath based on preliminary estimates. The Company is continuing to assess the estimated fair values of certain of the assets and liabilities acquired. The consolidated financial statements include the results of operations of AmeriPath subsequent to the closing of the acquisition.

          The following table summarizes the Company’s preliminary purchase price allocation of the cost to acquire AmeriPath:

Estimated Fair Values as of May 31, 2007

Current assets	$199,218
Property and equipment	127,503
Intangible assets	564,800
Goodwill	1,460,687
Other assets	67,685

Total assets acquired	2,419,893

Current liabilities	142,845
Long-term liabilities	260,593
Long-term debt	801,424

Total liabilities assumed	1,204,862

Net assets acquired	$1,215,031

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          The acquired amortizable intangibles are being amortized over their estimated useful lives as follows:

	Estimated Fair Value	Weighted Average Useful Life

Customer relationships	$327,500	20 years

Tradename	6,000	5 years

Non-compete agreement	5,800	5 years

          In addition to the amortizable intangibles noted above, $226 million was allocated to certain tradenames, which are not subject to amortization.

          Of the amount allocated to goodwill and intangible assets, approximately $100 million is expected to be deductible for tax purposes.

          2006 Acquisitions

          Acquisition of Focus Diagnostics

          On July 3, 2006, the Company completed its acquisition of Focus Technologies Holding Company (“Focus Diagnostics”) in an all-cash transaction valued at $208 million, including approximately $3 million of assumed debt. Focus Diagnostics is a leading provider of infectious and immunologic disease testing and develops and markets diagnostic products. It offers its reference testing services and diagnostic products to large academic medical centers, hospitals and commercial laboratories. The Company financed the aggregate purchase price of $205 million, which included $0.5 million of related transaction costs, and the repayment of substantially all of Focus Diagnostics’ outstanding debt with $135 million of borrowings under its secured receivables credit facility and with cash on-hand.

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

          Pro Forma Combined Financial Information

          The following unaudited pro forma combined financial information for the years ended December 31, 2007 and 2006 assumes that the AmeriPath acquisition and related financing, including the Company’s June 2007 senior notes offering, were completed on January 1, 2006. The unaudited pro forma combined financial information for the year ended December 31, 2005 assumes that the LabOne acquisition was completed on January 1, 2005. Supplemental pro forma combined financial information for HemoCue, Focus and Enterix has not been presented as the acquisitions are not material to the Company’s consolidated results of operations (in thousands, except per share data).

	2007	2006	2005

Net revenues	$7,038,781	$7,020,980	$5,889,615
Net income	263,255	593,677	547,643

Basic earnings per common share:
Net income	$1.36	$3.01	$2.71
Weighted average common shares outstanding – basic	193,241	196,985	201,833

Diluted earnings per common share:
Net income	$1.35	$2.98	$2.66
Weighted average common shares outstanding – diluted	195,262	199,542	205,530

          The unaudited pro forma combined financial information presented above reflects certain reclassifications to the historical financial statements of AmeriPath and LabOne to conform the acquired companies’ accounting policies and classification of certain costs and expenses to that of Quest Diagnostics. These adjustments had no impact on pro forma net income. Pro forma results for the year ended December 31, 2007 exclude transaction related

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

costs of $44 million, which were incurred and expensed by AmeriPath in conjunction with its acquisition by Quest Diagnostics. Pro forma results for the year ended December 31, 2005 exclude $14.3 million of transaction related costs, which were incurred and expensed by LabOne in conjunction with its acquisition by Quest Diagnostics.

4. INTEGRATION OF ACQUIRED BUSINESSES

          Integration of AmeriPath

          During the fourth quarter of 2007, the Company finalized major components of its plan for the integration of AmeriPath and recorded the related costs of the integration. These costs were not material to the Company’s results of operations or cash flows.

          Integration of LabOne

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

          As of December 31, 2007, accruals remaining related to the LabOne integration totaled $5.8 million.

5. TAXES ON INCOME

          The Company’s pretax income (loss) from continuing operations consisted of $920 million, $1.02 billion and $943 million from U.S. operations and approximately $(7.1) million, $8.6 million and $7.2 million from foreign operations for the years ended December 31, 2007, 2006 and 2005, respectively.

          The components of income tax expense (benefit) for 2007, 2006 and 2005 were as follows:

	2007	2006	2005

Current:
Federal	$267,138	$360,806	$304,117
State and local	59,625	93,292	63,652
Foreign	1,093	4,586	2,081

Deferred:
Federal	23,787	(26,897)	2,614
State and local	10,774	(24,206)	4,348
Foreign	(3,843)	—	—

Total	$358,574	$407,581	$376,812

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          A reconciliation of the federal statutory rate to the Company’s effective tax rate for 2007, 2006 and 2005 was as follows:

	2007	2006	2005

Tax provision at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.6	4.3	4.6
Impact of foreign operations	(0.8)	0.3	—
Non-deductible expenses, primarily meals and entertainment expenses	0.3	0.3	0.2
Other, net	0.2	(0.5)	(0.1)

Effective tax rate	39.3%	39.4%	39.7%

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2007 and 2006 were as follows:

	2007	2006

Current deferred tax assets:
Accounts receivable reserve	$54,226	$36,888
Liabilities not currently deductible	95,615	83,652

Total current deferred tax assets	$149,841	$120,540

Non-current deferred tax assets (liabilities):
Liabilities not currently deductible	$117,647	$85,821
Stock-based compensation	36,664	19,896
Net operating loss carryforwards	29,131	18,229
Depreciation and amortization	(393,134)	(128,814)

Total non-current deferred tax liabilities	$(209,692)	$(4,868)

          At December 31, 2006, non-current deferred tax assets of $16 million are included in other long-term assets in the consolidated balance sheet. At December 31, 2007 and 2006, non-current deferred tax liabilities of $210 million and $21 million, respectively, are included in other long-term liabilities in the consolidated balance sheet.

          As of December 31, 2007, the Company had estimated net operating loss carryforwards for federal, state and foreign income tax purposes of $98 million, $508 million and $33 million, respectively, which expire at various dates through 2027. As of December 31, 2007 and 2006, deferred tax assets associated with net operating loss carryforwards of $71 million and $29 million, respectively, have each been reduced by a valuation allowance of $42 million and $11 million, respectively.

          Income taxes payable including those classified in other long-term liabilities in the consolidated balance sheets at December 31, 2007 and 2006, were $83 million and $36 million, respectively.

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

          The total amount of unrecognized tax benefits as of and for the year ended December 31, 2007 consists of the following (in thousands):

December 31, 2007

Balance at January 1, 2007	$91,856
Additions:
for tax positions of current year	14,341
for tax positions of prior years	14,698
Reductions:
Changes in judgment	(1,494)
Expirations of statutes of limitations	(4,423)
Settlements	(7,035)

Balance at December 31, 2007	$107,943

          The total amount of unrecognized tax benefits as of December 31, 2007, that, if recognized, would affect the effective tax rate is $45 million. Based upon the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits for the items previously discussed may decrease by up to $33 million within the next twelve months.

          Accruals for interest expense on contingent tax liabilities are classified in income tax expense in the consolidated statements of operations. Accruals for penalties have historically been immaterial. The total amount of interest charged to earnings for the year ended December 31, 2007 was approximately $6 million. As of December 31, 2007, the Company has approximately $23 million accrued, net of the benefit of a federal and state deduction, for the payment of interest on uncertain tax positions. The Company does not consider this interest part of its fixed charges.

          In the regular course of business, various federal, state and local and foreign tax authorities conduct examinations of the Company’s income tax filings and the Company generally remains subject to examination until the statute of limitations expires for the respective jurisdiction. After reaching an agreement at the appeals level of the Internal Revenue Service (“IRS”), the Company settled the 2000 and 2001 tax year audits in April 2007. The IRS has recently completed their examination of the 2002 and 2003 income tax returns. The Company has prepared protests for several of the 2002 and 2003 proposed tax adjustments and anticipates that the appeals process will be completed over the next two years. Certain state tax authorities are conducting audits for various years between 2000 and 2004. At this time, the Company does not believe that there will be any material additional payments beyond its recorded contingent liability reserves that may be required as a result of these tax audits. As of December 31, 2007, a summary of the tax years that remain subject to examination for the Company’s major jurisdictions are:

United States – federal	2002 – 2006

United States – various states	2000 – 2006

          In conjunction with its acquisition of SmithKline Beecham Clinical Laboratories, Inc. (“SBCL”), which operated the clinical testing business of SmithKline Beecham plc (“SmithKline Beecham”), the Company entered into a tax indemnification arrangement with SmithKline Beecham that provides the parties with certain rights of indemnification against each other.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

6. SUPPLEMENTAL CASH FLOW AND OTHER DATA

	2007	2006	2005

Depreciation expense	$209,975	$184,844	$166,546

Interest expense	(186,329)	(96,454)	(61,443)
Interest income	8,015	5,029	4,089

Interest, net	(178,314)	(91,425)	(57,354)

Interest paid	157,502	102,055	49,976

Income taxes paid	315,745	381,348	314,534

Businesses acquired:
Fair value of assets acquired	$2,954,728	$278,078	$1,039,300
Fair value of liabilities assumed	1,395,867	28,453	230,235

Non-cash financing activities:
Conversion of contingent convertible debentures	$—	$—	$244,338

7. PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Land	$36,272	$36,272
Buildings and improvements	360,442	332,610
Laboratory equipment, furniture and fixtures	1,042,890	886,065
Leasehold improvements	318,552	264,096
Computer software developed or obtained for internal use	255,408	189,083
Construction-in-progress	92,918	58,273

	2,106,482	1,766,399
Less: accumulated depreciation and amortization	(1,194,484)	(1,014,042)

Total	$911,998	$752,357

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

8. GOODWILL AND INTANGIBLE ASSETS

          Goodwill at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Goodwill	$5,401,216	$3,572,238
Less: accumulated amortization	(181,112)	(181,192)

Goodwill, net	$5,220,104	$3,391,046

          The changes in the gross carrying amount of goodwill for the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Balance as of January 1	$3,572,238	$3,385,280
Goodwill acquired during the year	1,789,732	196,222
Other	39,246	(9,264)

Balance as of December 31	$5,401,216	$3,572,238

          For the year ended December 31, 2007, the increase in goodwill was primarily related to the acquisitions of AmeriPath and HemoCue, and the impact on goodwill as a result of the adoption of FIN 48. (See Notes 3 and 5 for further discussions). Approximately 90% of the Company’s goodwill as of December 31, 2007 was included in its clinical testing business.

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

          Intangible assets at December 31, 2007 and 2006 consisted of the following:

	Weighted Average Amortization Period	December 31, 2007			December 31, 2006

		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Amortizing intangible assets:
Customer-related intangibles	19 years	$589,418	$(70,036)	$519,382	$206,880	$(48,010)	$158,870
Non-compete agreements	5 years	53,832	(46,476)	7,356	47,165	(45,261)	1,904
Other	12 years	64,214	(8,394)	55,820	15,372	(3,500)	11,872

Total	18 years	707,464	(124,906)	582,558	269,417	(96,771)	172,646

Intangible assets not subject to amortization:
Tradenames		304,175	—	304,175	20,700	—	20,700

Total intangible assets		$1,011,639	$(124,906)	$886,733	$290,117	$(96,771)	$193,346

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Amortization expense related to intangible assets was $27.9 million, $10.8 million and $4.6 million for the years ended December 31, 2007, 2006 and 2005, respectively.

          The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2007 is as follows:

Fiscal Year Ending December 31,

2008	$36,015
2009	35,601
2010	35,343
2011	35,121
2012	33,880
Thereafter	406,598

Total	$582,558

          For the year ended December 31, 2007, the increase in intangible assets not subject to amortization was due to tradenames resulting from the acquisitions of AmeriPath, $226 million, and HemoCue, $53.8 million (see Note 3).

          For the year ended December 31, 2006, the increase in intangible assets not subject to amortization was due to tradenames resulting from the acquisitions of Focus Diagnostics, $9.1 million, and Enterix, $2.2 million (see Note 3).

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Trade accounts payable	$205,067	$215,721
Accrued wages and benefits	318,285	321,539
Accrued expenses	359,355	295,476
Accrued settlement reserves	242,009	1,260

Total	$1,124,716	$833,996

10. DEBT

          Short-term borrowings and current portion of long-term debt at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Borrowings under Secured Receivables Credit Facility	$100,000	$300,000
Current portion of long-term debt	63,581	16,874

Total short-term borrowings and current portion of long-term debt	$163,581	$316,874

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Long-term debt at December 31, 2007 and 2006 consisted of the following:

	2007	2006

Industrial Revenue Bonds due September 2009	$3,585	$5,376
Term Loan due December 2008	60,000	75,000
Senior Notes due November 2010	399,574	399,423
Senior Notes due July 2011	274,613	274,503
Term Loan due May 2012	1,385,000	—
Senior Notes due November 2015	498,747	498,587
Senior Notes due July 2017	374,240	—
Senior Notes due July 2037	420,369	—
Debentures due June 2034	3,013	2,957
Other	21,652	133

Total	3,440,793	1,255,979
Less: current portion	63,581	16,874

Total long-term debt	$3,377,212	$1,239,105

          Senior Unsecured Revolving Credit Facility

          In May 2007, the Company entered into a new $750 million senior unsecured revolving credit facility (the “Credit Facility”) which replaced the Company’s $500 million senior unsecured revolving credit facility. The Credit Facility matures in May 2012. Interest on the Credit Facility is based on certain published rates plus an applicable margin that will vary over a range from 40 basis points to 125 basis points based on changes in the Company’s public debt ratings. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to six months. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of December 31, 2007 and 2006, the Company’s borrowing rate for LIBOR-based loans was LIBOR (4.6% at December 31, 2007) plus 0.40%. The Credit Facility is guaranteed by certain of the Company’s domestic, wholly owned subsidiaries (the “Subsidiary Guarantors”). The Credit Facility contains various covenants, including the maintenance of certain financial ratios, which could impact the Company’s ability to, among other things, incur additional indebtedness. At December 31, 2007 and 2006, there were no outstanding borrowings under the Company’s unsecured revolving credit facilities.

          The Company incurred $3.1 million of costs associated with the Credit Facility, which is being amortized over the term of the related debt.

          Secured Receivables Credit Facility

          In May 2007, the Company increased its existing receivables securitization facility (the “Secured Receivables Credit Facility”) from $300 million to $375 million. The Secured Receivables Credit Facility is supported by one-year back-up facilities provided by two banks on a committed basis and matures on May 23, 2008. Interest on the Secured Receivables Credit Facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. At December 31, 2007 and 2006, the Company’s borrowing rate under the Secured Receivables Credit Facility was 5.4% and 5.6%, respectively. Borrowings outstanding under the Secured Receivables Credit Facility are classified as a current liability on the Company’s consolidated balance sheet. At December 31, 2007 and 2006, borrowings under the facility totaled $100 million and $300 million, respectively.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Term and Bridge Loan Credit Facilities

          On May 31, 2007, the Company entered into a new five-year term loan facility (the “Term Loan due 2012”), pursuant to which it borrowed $1.6 billion, and a $1.0 billion bridge loan facility (the “Bridge Loan”), pursuant to which it borrowed $780 million. The Company used the proceeds to finance the acquisition of AmeriPath, and related transaction costs, to repay substantially all of AmeriPath’s outstanding debt and to repay the $450 million outstanding under the Interim Credit Facility used to finance the acquisition of HemoCue, as described above.

          The Term Loan due 2012 matures on May 31, 2012 and requires principal repayments of 1.25% of the amount borrowed on the last day of each calendar quarter starting on September 30, 2007, with the quarterly payments increasing on September 30, 2009 to 2.5% of the amount borrowed and on September 30, 2011 to 17.5% of the amount borrowed, with the remainder of the outstanding balance due on May 31, 2012. The Term Loan due 2012 is guaranteed by the Subsidiary Guarantors. Interest under the Term Loan due 2012 is based on certain published rates plus an applicable margin that will vary over a range from 40 basis points to 125 basis points based on changes in the Company’s public debt ratings. At the Company’s option, it may elect to enter into LIBOR-based interest rate contracts for periods up to six months. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of December 31, 2007, the Company’s borrowing rate for LIBOR-based loans was LIBOR plus 0.50%.

          The Company incurred $7 million of costs associated with the Term Loan due 2012, which is being amortized over the term of the related debt.

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

          In conjunction with the cash tender offer, approximately $348 million in aggregate principal amount, or 99.4% of the $350 million of outstanding AmeriPath subordinated senior notes, was tendered. The Company made payments totaling $386 million to holders of such notes with respect to the cash tender offer and consent solicitation including tender premium and related solicitation fees and accrued interest.

          Industrial Revenue Bonds

          In connection with the acquisition of LabOne in November 2005, the Company assumed $7.2 million of Industrial Revenue Bonds. Principal is payable annually in equal installments through September 1, 2009. Interest is payable monthly at a rate adjusted weekly based on LIBOR plus approximately 0.08%. At December 31, 2007 and 2006, the rate was 4.9% and 5.4%, respectively. At December 31, 2007 and 2006, the remaining principal outstanding was $3.6 million and $5.4 million, respectively. The bonds are secured by the Lenexa, Kansas laboratory facility and an irrevocable bank letter of credit.

          Term Loan due December 2008

          On December 19, 2003, the Company entered into a $75 million amortizing term loan facility (the “Term Loan due December 2008”), which was funded on January 12, 2004. Interest under the Term Loan due December 2008 is based on LIBOR plus an applicable margin that can fluctuate over a range of up to 119 basis points, based on changes in the Company’s public debt rating. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to 180 days. Interest on any outstanding amounts not covered under the LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of December 31, 2007 and 2006, the Company’s borrowing rate for LIBOR-based loans was LIBOR plus 0.55% and 0.50%, respectively. The Term Loan due December 2008 requires principal repayments of the initial amount borrowed equal to 20% on each of the third and fourth anniversary dates of the funding and the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

remainder of the outstanding balance on December 31, 2008. The Term Loan due December 2008 is guaranteed by the Subsidiary Guarantors and contains various covenants similar to those under the Credit Facility.

          Senior Notes

          In conjunction with its 2001 debt refinancing, the Company completed a $550 million senior notes offering in June 2001 (the “2001 Senior Notes”). The 2001 Senior Notes were issued in two tranches: (a) $275 million aggregate principal amount of 6¾% senior notes due 2006 (“Senior Notes due 2006”), issued at a discount of approximately $1.6 million and (b) $275 million aggregate principal amount of 7½% senior notes due 2011 (“Senior Notes due 2011”), issued at a discount of approximately $1.1 million. On July 12, 2006, the Company repaid the $275 million outstanding under the Senior Notes due 2006. After considering the discount, the effective interest rate on the Senior Notes due 2011 is 7.6%. The Senior Notes due 2011 require semiannual interest payments. The Senior Notes due 2011 are unsecured obligations of the Company and rank equally with the Company’s other unsecured senior obligations. The Senior Notes due 2011 are guaranteed by the Subsidiary Guarantors and do not have a sinking fund requirement.

          On October 31, 2005, the Company completed its $900 million private placement of senior notes (the “2005 Senior Notes”). The 2005 Senior Notes were priced in two tranches: (a) $400 million aggregate principal amount of 5.125% senior notes due November 2010 (“Senior Notes due 2010”); and (b) $500 million aggregate principal amount of 5.45% senior notes due November 2015 (“Senior Notes due 2015”). The Company used the net proceeds from the 2005 Senior Notes, together with cash on-hand, to pay the cash purchase price and transaction costs of the LabOne acquisition and to repay $127 million of LabOne’s debt. The Senior Notes due 2010 and 2015 were issued at a discount of $0.8 million and $1.6 million, respectively. After considering the discounts, the effective interest rates on the Senior Notes due 2010 and 2015 are approximately 5.3% and 5.6%, respectively. The 2005 Senior Notes require semiannual interest payments, which commenced on May 1, 2006. The 2005 Senior Notes are unsecured obligations of the Company and rank equally with the Company’s other unsecured senior obligations. The 2005 Senior Notes are guaranteed by the Subsidiary Guarantors. Under a registration rights agreement executed in connection with the offering and sale of the 2005 Senior Notes and related guarantees, the Company filed a registration statement which was declared effective on February 16, 2006, to enable the holders of the 2005 Senior Notes to exchange the notes and guarantees for publicly registered notes and guarantees and all the holders exchanged the notes and guarantees for publicly registered notes and guarantees.

          On June 22, 2007, the Company completed an $800 million senior notes offering (the “2007 Senior Notes”). The 2007 Senior Notes were priced in two tranches: (a) $375 million aggregate principal amount of 6.40% senior notes due July 2017 (the “Senior Notes due 2017”), issued at a discount of approximately $0.8 million and (b) $425 million aggregate principal amount of 6.95% senior notes due July 2037 (the “Senior Notes due 2037”), issued at a discount of approximately $4.7 million. After considering the discounts, the effective interest rates on the Senior Notes due 2017 and the Senior Notes due 2037 are approximately 6.4% and 7.0%, respectively. The 2007 Senior Notes require semiannual interest payments, which will commence on January 1, 2008. The 2007 Senior Notes are unsecured obligations of the Company and rank equally with the Company’s other unsecured obligations. The 2007 Senior Notes do not have a sinking fund requirement and are guaranteed by the Subsidiary Guarantors.

          The Company incurred $6.3 million of costs associated with the 2007 Senior Notes, which is being amortized over the term of the related debt.

          The Company used the net proceeds from the 2007 Senior Notes to repay the $780 million of borrowings under the Bridge Loan, discussed above.

          Debentures due June 2034

          In connection with the acquisition of LabOne in November 2005, the Company assumed $103.5 million of 3.50% convertible senior debentures of LabOne due June 15, 2034 (the “Debentures due June 2034”). As a result of the change in control of LabOne, the holders of the debentures had the right from November 1, 2005 to December 1, 2005 to: (i) have their debentures repurchased by LabOne for 100% of the principal amount of the debentures, plus accrued and unpaid interest thereon through November 30, 2005; or (ii) have their debentures converted into the amount the respective holder would have received if the holder had converted the debentures prior to November 1, 2005, plus an additional premium. As a result of the change in control of LabOne, and as provided in the indenture to

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

the debentures, the conversion rate increased so that each $1,000 principal amount of the debentures was convertible into cash in the amount of $1,280.88 if converted by December 1, 2005. As a result of the change in control of LabOne, of the total outstanding principal balance of the Debentures due June 2034 of $103.5 million, $99 million of principal was converted for $126.8 million in cash, reflecting a premium of $27.8 million. The remaining outstanding principal of the Debentures due June 2034 totaling $4.5 million was adjusted to its estimated fair value of $2.9 million, reflecting a discount of $1.6 million based on the net present value of the estimated remaining obligations, at then current interest rates. The Debentures due June 2034 require semi-annual interest payments in June and December.

          As of December 31, 2007, long-term debt maturing in each of the years subsequent to December 31, 2008 is as follows:

Year ending December 31,

2009	$27,710
2010	560,545
2011	915,683
2012	560,819
2013	315
Thereafter	1,312,140

Total long-term debt	$3,377,212

11. FINANCIAL INSTRUMENTS

          Treasury Lock Agreements

          In October 2005, the Company entered into interest rate lock agreements with two financial institutions for a total notional amount of $300 million to lock the U.S. treasury rate component of a portion of the Company’s offering of its debt securities in the fourth quarter of 2005 (the “Treasury Lock Agreements”). The Treasury Lock Agreements, which had an original maturity date of November 9, 2005, were entered into to hedge part of the Company’s interest rate exposure associated with the minimum amount of debt securities that were issued in the fourth quarter of 2005. In connection with the Company’s private placement of its Senior Notes due 2015 on October 25, 2005, the Treasury Lock Agreements were settled and the Company received $2.5 million, representing the gain on the settlement of the Treasury Lock Agreements. These gains are deferred in stockholders’ equity, as a component of “accumulated other comprehensive income (loss)”, and amortized as an adjustment to interest expense over the term of the Senior Notes due 2015.

          Treasury Forward Agreements

          In June 2007, the Company entered into forward starting interest rate swap agreements with three financial institutions for a total notional amount of $300 million to lock the interest rate of a portion of the Company’s offering of its debt securities in the second quarter of 2007 (the “Treasury Forward Agreements”). The Treasury Forward Agreements were entered into to hedge a portion of the Company’s interest rate exposure associated with the debt securities that were issued in the second quarter of 2007. In connection with the Company’s 2007 Senior Notes issued in June 2007, the Treasury Forward Agreements were settled and the Company paid $3.5 million, representing the loss on the settlement of the Treasury Forward Agreements. These losses are deferred in stockholders’ equity, as a component of “accumulated other comprehensive income (loss)”, and are amortized as an adjustment to interest expense over the term of the Senior Notes due 2017.

          Interest Rate Swap Agreements

          In August 2007, the Company entered into four separate variable-to-fixed interest rate swap agreements (“the Interest Rate Swap Agreements”), whereby the Company fixed the interest rates on $500 million of its Term Loan due May 2012 for periods ranging from October 2007 through October 2009. The fixed interest rates range from 5.095% to 5.267%.

          The Interest Rate Swap Agreements qualify as cash flow hedges under the requirements of SFAS 133. As such, gains and losses on the Interest Rate Swap Agreements are deferred into “accumulated other comprehensive income (loss)” until the hedged transaction impacts the Company’s earnings. During the year ended December 31,

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

2007, the Company deferred losses of $2.7 million into “accumulated other comprehensive income (loss)”. The cash flow hedges were effective during 2007.

          Fair Value of Financial Instruments

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturity of these instruments. At December 31, 2007, the fair value of the interest rate swap agreements was not material. At December 31, 2007 and 2006, the fair value of the Company’s debt was estimated at $3.6 billion and $1.6 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2007 and 2006, the estimated fair value exceeded the carrying value of the debt by $59.1 million and $0.4 million, respectively.

12. PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY

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

          Common Stock

          On May 4, 2006, the Company’s Restated Certificate of Incorporation was amended to increase the number of shares of common stock, par value $0.01 per share, from 300 million shares to 600 million shares.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Accumulated Other Comprehensive Income (Loss)

          The components of accumulated other comprehensive income (loss) for 2007, 2006 and 2005 were as follows:

	Foreign Currency Translation Adjustment	Market Value Adjustment	Deferred Gain (Loss)	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2004	$1,339	$2,527	$—	$3,866
Translation adjustment	(3,287)	—	—	(3,287)
Market value adjustment, net of tax benefit of $6,057	—	(9,238)	—	(9,238)
Deferred gain, less reclassifications	—	—	2,454	2,454

Balance, December 31, 2005	(1,948)	(6,711)	2,454	(6,205)
Translation adjustment	2,460	—	—	2,460
Market value adjustment, net of tax benefit of $2,501	—	(3,815)	—	(3,815)
Reversal of market value adjustment, net of tax expense of $(5,053)	—	7,707	—	7,707
Deferred gain reclassifications	—	—	(212)	(212)

Balance, December 31, 2006	512	(2,819)	2,242	(65)
Translation adjustment	30,820	—	—	30,820
Market value adjustment, net of tax benefit of $24	—	(36)	—	(36)
Reversal of market value adjustment, net of tax expense of $(510)	—	802	—	802
Deferred loss, less reclassifications	—	—	(6,242)	(6,242)

Balance, December 31, 2007	$31,332	$(2,053)	$(4,000)	$25,279

          The market value adjustments for 2007, 2006 and 2005 represented unrealized holding gains (losses), net of taxes. The reversal of market value adjustments for 2007 and 2006 represents prior periods unrealized holding losses for investments where the decline in fair value was deemed to be other than temporary in 2007 and 2006 and the resulting loss was recognized in the consolidated statements of operations (see Note 2). The deferred gain for 2005 represented the $2.5 million the Company received upon the settlement of its Treasury Lock Agreements, net of amounts reclassified as a reduction to interest expense. The deferred loss for 2007 represented the $3.5 million the Company paid upon the settlement of its Treasury Forward Agreements, net of amounts reclassified as an increase to interest expense, and $2.7 million in deferred losses on its Interest Rate Swap Agreements (see Note 11). Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non- U.S. subsidiaries.

          Dividend Program

          During each of the quarters of 2007, 2006 and 2005, the Company’s Board of Directors has declared a quarterly cash dividend of $0.10, $0.10 and $0.09 per common share, respectively.

          Share Repurchase Plan

          In 2003, the Company’s Board of Directors authorized a share repurchase program, which permitted the Company to purchase up to $600 million of its common stock. In July 2004, January 2005 and January 2006, the Company’s Board of Directors authorized the Company to purchase up to an additional $300 million, $350 million and $600 million, respectively, of its common stock. Under a separate authorization from the Board of Directors, in December 2004 the Company repurchased 5.4 million shares of its common stock for approximately $254 million from GlaxoSmithKline plc. For the year ended December 31, 2007, the Company repurchased 2.8 million shares of

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

its common stock at an average price of $52.14 per share for $146 million, and reissued 2.9 million shares in connection with employee benefit plans. For the year ended December 31, 2006, the Company repurchased 8.9 million shares of its common stock at an average price of $53.23 per share for $472 million, and reissued 4.2 million shares in connection with employee benefit plans. For the year ended December 31, 2005, the Company repurchased 7.8 million shares of its common stock at an average price of $49.98 per share for $390 million, and reissued 5.6 million shares and 4.3 million shares, respectively, in connection with the conversion of its Debentures and for employee benefit plans. At December 31, 2007, $104 million of the share repurchase authorization remained available.

13. STOCK OWNERSHIP AND COMPENSATION PLANS

          Employee and Non-employee Directors Stock Ownership Programs

          In 2005, the Company established the ELTIP to replace the Company’s prior Employee Equity Participation Programs established in 1999 (the “1999 EEPP”) and 1996, as amended (the “1996 EEPP”). The ELTIP provides for three types of awards: (a) stock options, (b) stock appreciation rights and (c) stock awards. The ELTIP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Quest Diagnostics common stock at a price of no less than the fair market value on the date of grant. The stock options are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, as determined by the Board of Directors. The stock options expire on the date designated by the Board of Directors but in no event more than seven years from date of grant for those granted subsequent to January 1, 2005. Grants of stock appreciation rights allow eligible employees to receive a payment based on the appreciation of Quest Diagnostics common stock in cash, shares of Quest Diagnostics common stock or a combination thereof. The stock appreciation rights are granted at an exercise price at no less than the fair market value of Quest Diagnostics common stock on the date of grant. Stock appreciation rights expire on the date designated by the Board of Directors but in no event more than seven years from date of grant. No stock appreciation rights have been granted under the ELTIP or the 1999 EEPP. Under the stock provisions of the plan, the ELTIP allows eligible employees to receive awards of shares, or the right to receive shares, of Quest Diagnostics common stock, the equivalent value in cash or a combination thereof. These shares are generally earned on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the prescribed vesting period, as determined by the Board of Directors. The actual amount of performance share awards is based on the Company’s earnings per share growth for the performance period compared to that of a peer group of companies. Key executive, managerial and technical employees are eligible to participate in the ELTIP. The provisions of the 1999 EEPP and the 1996 EEPP were similar to those outlined above for the ELTIP. Certain options granted under the 1999 EEPP and the 1996 EEPP remain outstanding.

          The ELTIP increased the maximum number of shares of Quest Diagnostics common stock that may be optioned or granted to 48 million shares. In addition, any remaining shares under the 1996 EEPP are available for issuance under the ELTIP.

          In 2005, the Company established the Amended and Restated Director Long-Term Incentive Plan (the “DLTIP”), to replace the Company’s prior plan established in 1998. The DLTIP provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Quest Diagnostics common stock at no less than the fair market value on the date of grant and stock awards. The stock awards are generally earned on achievement of certain performance goals specified in the awards. The maximum number of shares that may be issued under the DLTIP is 2 million shares. The stock options expire seven years from date of grant and generally become exercisable in three equal annual installments beginning on the first anniversary date of the grant of the option regardless of whether the optionee remains a director of the Company. During 2007, 2006 and 2005, grants under the DLTIP totaled 81, 95 and 110 thousand shares, respectively.

          In general, the Company’s practice has been to issue shares related to its stock-based compensation program from shares of its common stock held in treasury. See Note 12 for further information regarding the Company’s share repurchase program.

          The fair value of each stock option award granted was estimated on the date of grant using a lattice-based option valuation model. The expected volatility under the lattice-based option-valuation model was based on the current and the historical implied volatilities from traded options of the Company’s stock. The dividend yield was

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The risk-free interest rate of each stock option granted was based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities ranging from one month to seven years. The expected holding period of the options granted was estimated using the historical exercise behavior of employees. The weighted average assumptions used in valuing options granted in the periods presented are:

	2007	2006	2005

Weighted average fair value of options at grant date	$18.05	$13.91	$14.17
Expected volatility	21.5%	18.2%	23.0%
Dividend yield	0.7%	0.7%	0.7%
Risk-free interest rate	4.7% - 4.8%	4.6%	3.9% - 4.0%
Expected holding period, in years	5.3 – 6.2	5.6 – 6.2	5.4 – 5.9

          The fair value of restricted stock awards and performance share units is the average market price of the Company’s common stock at the date of grant.

          Transactions under the stock option plans for 2007 were as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Options outstanding, beginning of year	13,249	$39.44
Options granted	3,765	45.99
Options exercised	(2,450)	33.11

Options forfeited and cancelled	(626)	48.62

Options outstanding, end of year	13,938	$41.91	5.2	$154

Exercisable, end of year	8,740	$37.82	4.9	$132

Vested and expected to vest, end of year	13,302	$41.44	5.2	$153

          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised in 2007, 2006 and 2005 was $52 million, $106 million and $98 million, respectively.

          As of December 31, 2007, there was $29 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.3 years.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          The following summarizes the activity relative to stock awards, including restricted stock awards and performance share units, for 2007, 2006 and 2005:

	2007		2006		2005

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)

Shares outstanding, beginning of year	450	$52.41	107	$49.71	—
Shares granted	538	52.05	1,020	52.32	113
Shares vested	(74)	52.30	(39)	50.26	(1)
Shares forfeited and canceled	(100)	52.38	(56)	51.92	(5)
Adjustment to estimate of performance share units to be earned	(137)	51.94	(582)	51.94	—

Shares outstanding, end of year	677	$52.24	450	$52.41	107

          In the fourth quarter of 2007 and 2006, the Company revised its estimate of the number of performance share units expected to be earned at the end of the performance periods as a result of revising its estimates of projected performance and reduced the number of performance share units by 0.1 million and 0.6 million, respectively.

          As of December 31, 2007, there was $15 million of unrecognized stock-based compensation cost related to nonvested stock awards, which is expected to be recognized over a weighted average period of 1.8 years. Total fair value of shares vested was $3.8 million, $2.1 million and less than $0.1 million for the year ended December 31, 2007, 2006 and 2005, respectively. The amount of unrecognized stock-based compensation cost is subject to change based on revisions, if any, to management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned at the end of the performance periods.

          For the years ended December 31, 2007, 2006 and 2005, stock-based compensation expense totaled $57 million, $55 million and $2.0 million, respectively. Income tax benefits related to stock-based compensation expense totaled $23 million and $22 million for the year ended December 31, 2007 and 2006, respectively. Income tax benefits related to stock-based compensation for 2005 were not material.

          Employee Stock Purchase Plan

          Under the Company’s Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the 2006 Annual Meeting of Shareholders, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics common stock. The purchase price of the stock is 85% of the market price of the Company’s common stock on the last business day of each calendar month. Under the ESPP, the maximum number of shares of Quest Diagnostics common stock which may be purchased by eligible employees is 5 million. Approximately 448, 474 and 409 thousand shares of common stock were purchased by eligible employees in 2007, 2006 and 2005, respectively.

          Defined Contribution Plans

          The Company maintains qualified defined contribution plans covering substantially all of its employees, and matches employee contributions up to a maximum of 6%. The Company’s expense for contributions to its defined contribution plans aggregated $76 million, $69 million and $64 million for 2007, 2006 and 2005, respectively.

          Supplemental Deferred Compensation Plan

          The Company’s supplemental deferred compensation plan is an unfunded, non-qualified plan that provides for certain management and highly compensated employees to defer up to 50% of their eligible compensation in excess of their defined contribution plan limits. In addition, certain members of senior management have an additional opportunity to defer up to 95% of their variable incentive compensation. The compensation deferred under this plan, together with Company matching amounts, are credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each plan participant is fully vested in all deferred compensation, Company match and earnings credited to their account. Although the Company is currently contributing all participant deferrals and matching amounts to a trust, the funds in the trust, totaling $34 million and

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

$30 million at December 31, 2007 and 2006, respectively, are general assets of the Company and are subject to any claims of the Company’s creditors. The Company’s expense for matching contributions to this plan were approximately $1 million for 2007, 2006 and 2005.

14. RELATED PARTY TRANSACTIONS

          At December 31, 2007, GlaxoSmithKline plc (“GSK”), the result of the merger of Glaxo Wellcome and SmithKline Beecham in December 2000, beneficially owned approximately 19% of the outstanding shares of Quest Diagnostics common stock.

          Quest Diagnostics is the primary provider of testing to support GSK’s clinical trials testing requirements worldwide (as amended, the “Clinical Trials Agreements”). Net revenues, primarily derived under the Clinical Trials Agreements were $79 million, $87 million and $69 million for 2007, 2006 and 2005, respectively.

          In addition, under the SBCL acquisition agreements, SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after tax basis, against certain matters primarily related to taxes and billing and professional liability claims.

          At December 31, 2007 and 2006, liabilities included $27 million due to SmithKline Beecham, primarily related to tax benefits associated with indemnifiable matters.

15. COMMITMENTS AND CONTINGENCIES

          Letter of Credit Lines and Contractual Obligations

          The Company has lines of credit with two financial institutions totaling $95 million for the issuance of letters of credit (the “letter of credit lines”). The letter of credit lines, which are renewed annually, mature on November 30, 2008 and December 31, 2008 and are guaranteed by the Subsidiary Guarantors.

          In support of its risk management program, to ensure the Company’s performance or payment to third parties, $83 million were outstanding on the letter of credit lines at December 31, 2007. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

          Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect at December 31, 2007 are as follows:

Year ending December 31,

2008	$177,527
2009	148,342
2010	114,161
2011	81,421
2012	51,177
2013 and thereafter	129,014

Minimum lease payments	701,642
Noncancelable sub-lease income	(6,361)

Net minimum lease payments	$695,281

          Operating lease rental expense for 2007, 2006 and 2005 aggregated $171 million, $153 million and $140 million, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays, is recorded on a straight-line basis over the term of the lease.

          The Company has certain noncancelable commitments to purchase products or services from various suppliers, mainly for telecommunications and standing orders to purchase reagents and other laboratory supplies. At December 31, 2007, the approximate total future purchase commitments are $87 million, of which $39 million are expected to be incurred in 2008.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Contingent Lease Obligations

          The Company is subject to contingent obligations under certain leases and other instruments incurred in connection with real estate activities and other operations associated with LabOne and certain of its predecessor companies. The contingent obligations arise out of certain land leases with two Hawaiian trusts relating to land in Waikiki upon which a hotel was built and a land lease for a parking garage in Reno, Nevada. While its title and interest to the subject leases have been transferred to third parties, the land owners have not released the original obligors, including predecessors of LabOne, from their obligations under the leases. In December 2007, the subtenant of the hotel in Waikiki emerged from Chapter 11 bankruptcy which it had entered in February 2006. The rent payments under the Hawaiian land leases are subject to market value adjustments every ten years beginning in 2007. Given that the Hawaiian land leases are subject to market value adjustments, the total contingent obligations under such leases cannot be precisely estimated, but are likely to total several hundred million dollars. The contingent obligation of the Nevada lease is estimated to be approximately $5.3 million. The Company believes that the leasehold improvements on the leased properties are significantly more valuable than the related lease obligations. Based on the circumstances above, no liability has been recorded for any potential contingent obligations related to the land leases.

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

          During the fourth quarter of 2005, NID instituted its second voluntary product hold within a six-month period, due to quality issues, which adversely impacted the operating performance of NID. As a result, the Company evaluated a number of strategic options for NID, and on April 19, 2006, decided to cease operations at NID. Upon completion of the wind-down of operations in the third quarter of 2006, the operations of NID were classified as discontinued operations. During the third quarter of 2006, the government issued two additional subpoenas, one to NID and one to the Company. The subpoenas covered various records, including records related to tests and test kits in addition to PTH.

          During the third quarter of 2007, the government and the Company began settlement discussions. In the course of those discussions, the government disclosed to the Company certain of the government’s legal theories regarding the amount of damages allegedly incurred by the government, which include alleged violations of civil and criminal statutes including the False Claims Act and the Food, Drug and Cosmetics Act. Violations of these statutes and related regulations could lead to a warning letter, injunction, fines or penalties, exclusion from federal healthcare programs and/or criminal prosecution, as well as claims by third parties. The Company analyzed the government’s position and presented its own analysis which argued against many of the government’s claims. In light of that analysis and based on the status of settlement discussions, the Company has established a reserve, in accordance with generally accepted accounting principles, reflected in discontinued operations, of $241 million in connection with these claims. Of the total reserve, $51 million and $190 million were recorded in the third and fourth quarters, respectively, of 2007. The Company estimates that the amount reserved represents the minimum expected probable loss with respect to this matter. The Company does not believe that a reasonable estimate for these losses in excess of the established reserve can be made at this time. The Company has recorded a deferred tax benefit associated with that portion of the reserve that it expects will be tax deductible. Eventual losses related to these matters may substantially exceed the reserve, and the impact could be material to the Company’s results of operations, cash flows and financial condition in the period that such matters are determined or paid.

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

          Other Matters

          The Company has in the past entered into several settlement agreements with various government and private payers relating to industry-wide billing and marketing practices that had been substantially discontinued. The federal or state governments may bring additional claims based on new theories as to the Company’s practices which management believes to be in compliance with law. In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers alleging inappropriate billing practices. The Company is aware of certain pending lawsuits, including a class action lawsuit, and has received several subpoenas related to billing practices.

          During the second quarter of 2005, the Company received a subpoena from the United States Attorney’s Office for the District of New Jersey. The subpoena seeks the production of business and financial records regarding capitation and risk sharing arrangements with government and private payers for the years 1993 through 1999. Also, during the third quarter of 2005, the Company received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General. The subpoena seeks the production of various business records including records regarding our relationship with health maintenance organizations, independent physician associations, group purchasing organizations, and preferred provider organizations relating back to as early as 1995. The Company is cooperating with the United States Attorney’s Office and the Office of the Inspector General.

          During the second quarter of 2006, each of the Company and its subsidiary, Specialty Laboratories, Inc. (“Specialty”), received a subpoena from the California Attorney General’s Office. The subpoenas seek various documents including documents relating to billings to MediCal, the California Medicaid program. The subpoenas seek documents from various time frames ranging from three to ten years. The Company and Specialty are cooperating with the California Attorney General’s Office. The Company understands that there may be pending qui tam claims brought by former employees or other “whistle blowers” as to which the Company cannot determine the extent of any potential liability. The Company also is aware of certain pending individual or class action lawsuits related to billing practices filed under the qui tam provisions of the civil False Claims Act and/or other federal and state statutes, regulations or other laws.

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

          Management has established reserves in accordance with generally accepted accounting principles for the other matters discussed above. Such reserves totaled less than $5 million as of December 31, 2007. Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid. However, there may be pending qui tam claims brought by former employees or other “whistle blowers”, or other pending claims as to which the Company has not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

          As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company’s client base and reputation. The Company maintains various liability insurance coverage for claims that could result from providing or failing to provide clinical testing services, including inaccurate testing results and other exposures. The Company’s insurance

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters are established by considering actuarially determined losses based upon the Company’s historical and projected loss experience. Management believes that present insurance coverage and reserves are sufficient to cover currently estimated exposures. Although management cannot predict the outcome of any claims made against the Company, management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such claims is determined or paid.

16. DISCONTINUED OPERATIONS

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

          Summarized financial information for the discontinued operations of NID is set forth below:

	2007	2006	2005

Net revenues	$—	$3,610	$46,985

Loss from discontinued operations before income taxes	(250,278)	(59,169)	(39,554)
Income tax benefit	(36,389)	(19,898)	(12,635)

Loss from discontinued operations, net of taxes	$(213,889)	$(39,271)	$(26,919)

          Results for 2007 reflect charges of $241 million to establish a reserve in connection with various government claims (see Note 15). The Company estimates that this amount represents the minimum expected probable loss with respect to this matter. The Company does not believe that a reasonable estimate for these losses in excess of the established reserve can be made at this time. The Company has recorded a deferred tax benefit associated with that portion of the reserve that it expects will be tax deductible. Eventual losses related to these matters may substantially exceed the reserve, and the impact could be material to the Company’s results of operations, cash flows and financial condition in the period that such matters are determined or paid.

          Results for 2006 reflect losses from NID’s operations, due to its voluntary product hold instituted late in the second quarter of 2005 in connection with a quality review of all its products. In addition, results for 2006 also reflect pre-tax charges of $32 million, primarily related to the wind down of NID’s operations. These charges included: inventory write-offs of $7 million; asset impairment charges of $6 million; employee severance costs of $6 million; contract termination costs of $6 million; facility closure costs of $2 million; and costs to support activities to wind-down the business comprised primarily of employee costs and professional fees of $5 million.

          Results for 2005 reflect losses from NID’s operations, due to its voluntary product hold instituted late in the second quarter of 2005 in connection with a quality review of all its products.

          The $241 million reserve established in 2007 in connection with various government claims is included in “accounts payable and accrued expenses” in the consolidated balance sheet at December 31, 2007. The deferred tax asset recorded in connection with establishing the reserve is included in “deferred income taxes” in the consolidated balance sheet at December 31, 2007. The remaining balance sheet information related to NID was not material at December 31, 2007 and 2006.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

17. BUSINESS SEGMENT INFORMATION

          Clinical testing is an essential element in the delivery of healthcare services. Physicians use laboratory tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical testing is generally categorized as clinical testing and anatomic pathology testing. Clinical testing is performed on body fluids, such as blood and urine. Anatomic pathology testing is performed on tissues, including biopsies, and other samples, such as human cells. Customers of the clinical testing business include patients, physicians, hospitals, employers, governmental institutions and other commercial clinical laboratories. The clinical testing business accounted for greater than 90% of net revenues from continuing operations in 2007, 2006 and 2005.

          All other operating segments include the Company’s non-clinical testing businesses and consist of its risk assessment services business, its clinical trials testing business, its healthcare information technology business, MedPlus and its diagnostics products businesses. The Company’s risk assessment business provides underwriting support services to the life insurance industry including teleunderwriting, paramedical examinations, laboratory testing and medical record retrieval. The Company’s clinical trials testing business provides clinical testing performed in connection with clinical research trials on new drugs and vaccines. MedPlus is a developer and integrator of clinical connectivity and data management solutions for healthcare organizations, physicians and clinicians. The Company’s diagnostics products business manufactures and markets diagnostic test kits.

          On April 19, 2006, the Company decided to discontinue NID’s operations and results of operations for NID have been classified as discontinued operations for all years presented (see Note 16).

          During the third quarter of 2006, the Company acquired Focus Diagnostics and Enterix, in the first quarter of 2007, it acquired Hemocue, and in the second quarter of 2007, it acquired AmeriPath (see Note 3). Enterix and Hemocue are included in the Company’s other operating segments. The majority of Focus Diagnostics’ operations are included in the Company’s clinical testing business, with the remainder in other operating segments. AmeriPath’s operations are included in the Company’s clinical testing business.

          At December 31, 2007, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

          In the fourth quarter of 2006, the Company announced that it would not be a national contracted provider of laboratory services to United Healthcare Group Inc. (“UNH”) beginning January 1, 2007. UNH accounted for approximately 7% of the Company’s net revenues in 2006, with some of its regional laboratories having concentrations as high as 15% to 20%. The Company retained virtually all of its UNH business through December 31, 2006 and it estimates that as of December 31, 2007, it retained over 20% of its previously contracted UNH volume. The Company estimates that no longer being a contracted provider to UNH reduced its clinical testing volume in 2007 by 7%, most of that resulting from the direct loss of previously contracted work, and some of it associated with the loss of other work from physicians who choose to consolidate their testing with a single laboratory. The impact of the change in status with UNH was the principal driver of lower earnings in 2007 compared to the prior year, due to the significant impact it had during the first half of the year. However, the Company successfully mitigated the ongoing impact during the third quarter of 2007 as a result of actions taken to reduce costs, and higher reimbursement for the work the Company continues to perform for UNH members.

          The following table is a summary of segment information for the three years ended December 31, 2007, 2006 and 2005. Segment asset information is not presented since it is not reported to or used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, including amortization of intangible assets, are included in general corporate expenses below. Certain of the segment information for 2006 presented below has been reclassified to conform to the 2007 presentation. The accounting policies of the segments are the same as those of the Company as set forth in Note 2.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

	2007		2006		2005

Net revenues:
Clinical testing business	$6,108,746		$5,782,926		$5,247,465
All other operating segments	596,161		485,733		209,261

Total net revenues	$6,704,907		$6,268,659		$5,456,726

Operating earnings (loss):
Clinical testing business	$1,191,139	(a)	$1,230,383	(b)	$1,083,395	(c)
All other operating segments	45,285	(d)	16,484	(e)	8,594
General corporate expenses	(145,088)	(f)	(118,790)	(g)	(84,441)

Total operating income	1,091,336		1,128,077		1,007,548
Non-operating expenses, net	(178,934)		(94,804)		(57,540)

Income from continuing operations before income taxes	912,402		1,033,273		950,008
Income tax expense	358,574		407,581		376,812

Income from continuing operations	553,828		625,692		573,196
Loss from discontinued operations, net of taxes	(213,889)	(h)	(39,271)	(h)	(26,919)	(h)

Net income	$339,939		$586,421		$546,277

(a)	Operating income for 2007 includes $37 million of stock-based compensation expense and $9.9 million of charges associated with workforce reductions in response to reduced volume levels.

(b)	Operating income for 2006 includes $33.7 million of stock-based compensation expense, and $27 million of special charges, primarily associated with integration activities.

(c)

During 2005, the Company recorded a $6.2 million charge primarily related to forgiving amounts owed by patients and physicians, and related property damage as a result of the hurricanes in the Gulf Coast.

(d)

Operating income for 2007 includes $4.6 million of stock-based compensation expense, $0.8 million of charges associated with workforce reductions in response to reduced volume levels, and a $4 million charge related to the expensing of in-process research and development associated with the acquisition of HemoCue (see Note 3).

(e)	Operating income for 2006 includes $5.4 million of stock-based compensation expense.

(f)	Operating income for 2007 includes $15 million of stock-based compensation expense.

(g)	Operating income for 2006 includes $16.2 million of stock-based compensation expense.

(h)

Results for 2007 reflect a charge of $241 million to establish a reserve in connection with various government claims (see Note 15). Results for 2006 reflect losses from NID’s operations, due to its voluntary product hold instituted late in the second quarter of 2005 in connection with a quality review of all its products. In addition, results for 2006 also reflect pre-tax charges of $32 million, primarily related to the wind down of NID’s operations. Results for 2005 reflect losses from NID’s operations, due to its voluntary product hold instituted late in the second quarter of 2005 in connection with a quality review of all its products (see Note 15 and Note 16).

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

	2007	2006	2005

Depreciation and amortization:
Clinical testing business	$189,939	$167,586	$156,920
All other operating segments	19,301	16,461	8,441
General corporate	28,639	11,640	5,822
Discontinued operations	—	1,711	4,941

Total depreciation and amortization	$237,879	$197,398	$176,124

Capital expenditures:
Clinical testing business	$193,785	$168,636	$204,469
All other operating segments	17,760	17,291	13,445
General corporate	7,556	6,722	3,912
Discontinued operations	—	773	2,444

Total capital expenditures	$219,101	$193,422	$224,270

18. SUMMARIZED FINANCIAL INFORMATION

          The Company’s Senior Notes due 2010, Senior Notes due 2011, Senior Notes due 2015, Senior Notes due 2017 and Senior Notes due 2037 are fully and unconditionally guaranteed by the Subsidiary Guarantors. With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign and less than wholly owned subsidiaries. In January 2005, the Company completed its redemption of all of its outstanding Debentures. In July 2006, the Company repaid at maturity the $275 million outstanding under its Senior Notes due 2006.

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

          The following condensed consolidating financial data illustrates the composition of the combined guarantors. Investments in subsidiaries are accounted for by the parent using the equity method for purposes of the supplemental consolidating presentation. Earnings (losses) of subsidiaries are therefore reflected in the parent’s investment accounts and earnings. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. LabOne, Focus Diagnostics and AmeriPath have been included in the accompanying condensed consolidating financial data, subsequent to the closing of the acquisitions, as Subsidiary Guarantors.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Balance Sheet
December 31, 2007

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$111,610	$14,847	$41,137	$—	$167,594
Accounts receivable, net	27,309	234,532	620,126	—	881,967
Other current assets	46,986	183,505	101,055	(6,750)	324,796

Total current assets	185,905	432,884	762,318	(6,750)	1,374,357
Property, plant and equipment, net	215,062	654,341	42,595	—	911,998
Goodwill and intangible assets, net	153,848	5,422,270	530,719	—	6,106,837
Intercompany receivable (payable)	859,841	(610,371)	(249,470)	—	—
Investment in subsidiaries	5,149,196	—	—	(5,149,196)	—
Other assets	167,105	48,433	38,054	(81,091)	172,501

Total assets	$6,730,957	$5,947,557	$1,124,216	$(5,237,037)	$8,565,693

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$451,944	$634,079	$45,443	$(6,750)	$1,124,716
Short-term borrowings and current portion of long-term debt	—	62,386	101,195	—	163,581

Total current liabilities	451,944	696,465	146,638	(6,750)	1,288,297
Long-term debt	2,829,927	247,573	299,712	—	3,377,212
Other liabilities	124,844	457,837	74,352	(81,091)	575,942
Stockholders’ equity	3,324,242	4,545,682	603,514	(5,149,196)	3,324,242

Total liabilities and stockholders’ equity	$6,730,957	$5,947,557	$1,124,216	$(5,237,037)	$8,565,693

Condensed Consolidating Balance Sheet
December 31, 2006

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$134,598	$7,661	$7,381	$—	$149,640
Accounts receivable, net	4,380	139,934	630,100	—	774,414
Other current assets	55,213	124,104	87,647	—	266,964

Total current assets	194,191	271,699	725,128	—	1,191,018
Property, plant and equipment, net	215,224	520,184	16,949	—	752,357
Goodwill and intangible assets, net	152,903	3,365,359	66,130	—	3,584,392
Intercompany receivable (payable)	124,698	(9,576)	(115,122)	—	—
Investment in subsidiaries	3,685,481	—	—	(3,685,481)	—
Other assets	133,051	6,748	38,909	(44,993)	133,715

Total assets	$4,505,548	$4,154,414	$731,994	$(3,730,474)	$5,661,482

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$444,326	$363,074	$26,596	$—	$833,996
Short-term borrowings and current portion of long-term debt	—	16,874	300,000	—	316,874

Total current liabilities	444,326	379,948	326,596	—	1,150,870
Long-term debt	933,272	304,854	979	—	1,239,105
Other liabilities	108,779	159,199	29,351	(44,993)	252,336
Stockholders’ equity	3,019,171	3,310,413	375,068	(3,685,481)	3,019,171

Total liabilities and stockholders’ equity	$4,505,548	$4,154,414	$731,994	$(3,730,474)	$5,661,482

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2007

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$821,908	$5,488,797	$715,478	$(321,276)	$6,704,907

Operating costs and expenses:
Cost of services	458,544	3,265,817	245,487	—	3,969,848
Selling, general and administrative	162,857	1,153,522	319,934	(23,455)	1,612,858
Amortization of intangible assets	222	21,013	6,669	—	27,904
Royalty (income) expense	(393,975)	393,975	—	—	—
Other operating expense (income), net	51	(2,578)	5,488	—	2,961

Total operating costs and expenses	227,699	4,831,749	577,578	(23,455)	5,613,571

Operating income	594,209	657,048	137,900	(297,821)	1,091,336
Non-operating expense, net	(178,849)	(282,187)	(15,719)	297,821	(178,934)

Income from continuing operations before taxes	415,360	374,861	122,181	—	912,402
Income tax expense	157,270	150,994	50,310	—	358,574

Income from continuing operations	258,090	223,867	71,871	—	553,828
Income (loss) from discontinued operations, net of taxes	—	(213,917)	28	—	(213,889)
Equity earnings from subsidiaries	81,849	—	—	(81,849)	—

Net income	$339,939	$9,950	$71,899	$(81,849)	$339,939

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2006

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$942,692	$4,995,640	$710,692	$(380,365)	$6,268,659

Operating costs and expenses:
Cost of services	501,942	2,958,591	235,473	—	3,696,006
Selling, general and administrative	147,862	1,020,774	264,488	(22,408)	1,410,716
Amortization of intangible assets	1,451	8,924	468	—	10,843
Royalty (income) expense	(394,693)	394,693	—	—	—
Other operating (income) expense, net	(3,358)	24,704	1,671	—	23,017

Total operating costs and expenses	253,204	4,407,686	502,100	(22,408)	5,140,582

Operating income	689,488	587,954	208,592	(357,957)	1,128,077
Non-operating (expense) income, net	(160,244)	(295,672)	3,155	357,957	(94,804)

Income from continuing operations before taxes	529,244	292,282	211,747	—	1,033,273
Income tax expense	201,426	118,441	87,714	—	407,581

Income from continuing operations	327,818	173,841	124,033	—	625,692
Loss from discontinued operations, net of taxes	—	(28,980)	(10,291)	—	(39,271)
Equity earnings from subsidiaries	258,603	—	—	(258,603)	—

Net income	$586,421	$144,861	$113,742	$(258,603)	$586,421

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations For the Year Ended December 31, 2005

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$874,113	$4,319,625	$544,174	$(281,186)	$5,456,726

Operating costs and expenses:
Cost of services	491,029	2,540,063	189,621	—	3,220,713
Selling, general and administrative	102,040	879,544	254,912	(20,634)	1,215,862
Amortization of intangible assets	1,628	2,991	18	—	4,637
Royalty (income) expense	(352,743)	352,743	—	—	—
Other operating expense (income), net	8,288	(13)	(309)	—	7,966

Total operating costs and expenses	250,242	3,775,328	444,242	(20,634)	4,449,178

Operating income	623,871	544,297	99,932	(260,552)	1,007,548
Non-operating expenses, net	(97,718)	(219,652)	(722)	260,552	(57,540)

Income from continuing operations before taxes	526,153	324,645	99,210	—	950,008
Income tax expense	206,703	129,987	40,122	—	376,812

Income from continuing operations	319,450	194,658	59,088	—	573,196
Loss from discontinued operations, net of taxes	—	(26,437)	(482)	—	(26,919)
Equity earnings from subsidiaries	226,827	—	—	(226,827)	—

Net income	$546,277	$168,221	$58,606	$(226,827)	$546,277

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2007

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$339,939	$9,950	$71,899	$(81,849)	$339,939
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	50,726	170,344	16,809	—	237,879
Provision for doubtful accounts	11,219	83,240	205,767	—	300,226
Provision for restructuring and other special charges	—	238,781	—	—	238,781
Other, net	(64,298)	37,970	20,596	81,849	76,117
Changes in operating assets and liabilities	634,379	(200,171)	(700,226)	—	(266,018)

Net cash provided by (used in) operating activities	971,965	340,114	(385,155)	—	926,924
Net cash used in investing activities	(2,200,512)	(1,334,217)	(316,554)	2,092,090	(1,759,193)
Net cash provided by financing activities	1,205,559	1,001,289	735,465	(2,092,090)	850,223

Net change in cash and cash equivalents	(22,988)	7,186	33,756	—	17,954
Cash and cash equivalents, beginning of year	134,598	7,661	7,381	—	149,640

Cash and cash equivalents, end of year	$111,610	$14,847	$41,137	$—	$167,594

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2006

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:

Net income	$586,421	$144,861	$113,742	$(258,603)	$586,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,674	140,103	10,621	—	197,398
Provision for doubtful accounts	5,934	51,258	186,251	—	243,443
Provision for restructuring and other special charges	—	47,868	7,920	—	55,788
Other, net	(316,207)	55,233	22,948	258,603	20,577
Changes in operating assets and liabilities	200,269	(129,327)	(222,673)	—	(151,731)

Net cash provided by operating activities	523,091	309,996	118,809	—	951,896
Net cash used in investing activities	(13,177)	(120,444)	(9,748)	(271,033)	(414,402)
Net cash used in financing activities	(452,257)	(186,650)	(112,110)	271,033	(479,984)

Net change in cash and cash equivalents	57,657	2,902	(3,049)	—	57,510
Cash and cash equivalents, beginning of year	76,941	4,759	10,430	—	92,130

Cash and cash equivalents, end of year	$134,598	$7,661	$7,381	$—	$149,640

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2005

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$546,277	$168,221	$58,606	$(226,827)	$546,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,943	113,506	10,675	—	176,124
Provision for doubtful accounts	5,659	43,669	184,300	—	233,628
Other, net	(203,458)	33,809	20,511	226,827	77,689
Changes in operating assets and liabilities	174,884	(214,707)	(142,312)	—	(182,135)

Net cash provided by operating activities	575,305	144,498	131,780	—	851,583
Net cash used in investing activities	(1,020,236)	(176,202)	(15,243)	131,888	(1,079,793)
Net cash provided by (used in) financing activities	465,448	30,405	(116,927)	(131,888)	247,038

Net change in cash and cash equivalents	20,517	(1,299)	(390)	—	18,828
Cash and cash equivalents, beginning of year	56,424	6,058	10,820	—	73,302

Cash and cash equivalents, end of year	$76,941	$4,759	$10,430	$—	$92,130

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
(in thousands, except per share data)
Quarterly Operating Results (unaudited)

2007 (a) (b) (c)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total Year

Net revenue from continuing operations	$1,526,208	$1,641,156	$1,767,070	$1,770,473		$6,704,907
Gross profit from continuing operations	594,423	672,414	740,472	727,750		2,735,059

Income from continuing operations	107,515	141,979	150,325	154,009		553,828
Loss from discontinued operations	(1,622)	(647)	(52,360)	(159,260)		(213,889)

Net income (loss)	$105,893 (d)	$141,332	$97,965 (e)	$(5,251	) (f)	$339,939

Earnings per common share basic
Income from continuing operations	$0.56	$0.74	$0.78	$0.80		$2.87
Loss from discontinued operations	(0.01)	—	(0.27)	(0.83)		(1.11)

Net income (loss)	$0.55	$0.74	$0.51	$(0.03)		$1.76

Earnings per common share dilutive
Income from continuing operations	$0.55	$0.73	$0.77	$0.79		$2.84
Loss from discontinued operations	(0.01)	—	(0.27)	(0.82)		(1.10)

Net income (loss)	$0.54	$0.73	$0.50	$(0.03)		$1.74

2006 (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total Year

Net revenue from continuing operations	$1,553,105	$1,583,082	$1,583,202	$1,549,270		$6,268,659
Gross profit from continuing operations	636,945	656,385	649,467	629,856		2,572,653

Income from continuing operations	154,604	155,960	163,853	151,275		625,692
Loss from discontinued operations	(9,967)	(23,984)	(3,331)	(1,989)		(39,271)

Net income	$144,637 (g)	$131,976 (h)	$160,522 (i)	$149,286	(j)	$586,421

Earnings per common share basic
Income from continuing operations	$0.78	$0.79	$0.83	$0.78		$3.18
Loss from discontinued operations	(0.05)	(0.12)	(0.02)	(0.01)		(0.20)

Net income	$0.73	$0.67	$0.81	$0.77		$2.98

Earnings per common share dilutive
Income from continuing operations	$0.77	$0.78	$0.82	$0.77		$3.14
Loss from discontinued operations	(0.05)	(0.12)	(0.02)	(0.01)		(0.20)

Net income	$0.72	$0.66	$0.80	$0.76		$2.94

(a)

During the third quarter of 2006, the Company completed its wind-down of NID and classified the operations of NID as discontinued operations. Results of operations have been prepared to report the results of NID as discontinued operations for all periods presented (see Note 16).

(b)	In the fourth quarter of 2006, the Company announced that it would not be a national contracted provider of laboratory services to UNH beginning January 1, 2007 (see Note 17).

(c)

On January 31, 2007, the Company completed the acquisition of HemoCue. On May 31, 2007, the Company completed the acquisition of AmeriPath. The quarterly operating results include the results of operations of HemoCue and AmeriPath subsequent to the closing of the applicable acquisitions.

(d)

In the first quarter of 2007, the Company recorded $10.7 million of costs associated with workforce reductions and a $4 million charge related to in-process research and development expense associated with the acquisition of HemoCue.

(e)	In the third quarter of 2007, the Company recorded a charge of $51 million associated with the government’s investigation in connection with NID (see Note 15).

(f)

In the fourth quarter of 2007, the Company recorded a $4.0 million charge associated with the write-down of an investment and $190 million associated with the government’s investigation in connection with NID (see Note 15).

(g)

In the first quarter of 2006, the Company recorded $21 million in charges as a result of finalizing its plan of integration of LabOne, $4.1 million in charges related to consolidating operations in California into a new facility and a $15.8 million gain on the sale of an investment.

(h)	In the second quarter of 2006, the Company recorded $28 million in charges as a result of discontinuing NID’s operations and a $12.3 million charge associated with the write-down of an investment.

(i)	In the third quarter of 2006, the Company recorded $2.7 million in charges as a result of discontinuing NID’s operations and a $4.0 million charge associated with the write-down of an investment.

(j)

In the fourth quarter of 2006, the Company recorded an additional $1.0 million in charges as a result of discontinuing NID’s operations and a $10.0 million charge associated with the write-down of an investment. During the fourth quarter of 2006, the Company revised its estimate of the number of performance share units expected to be earned at the end of the performance periods as a result of revising its estimates of projected performance and reduced stock-based compensation expense associated with performance share units by approximately $8 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
(in thousands)

	Balance at 1-1-07	Provision for Doubtful Accounts	Net Deductions and Other (a)	Balance at 12-31-07

Year ended December 31, 2007
Doubtful accounts and allowances	$205,086	$300,226	$255,245	$250,067

	Balance at 1-1-06	Provision for Doubtful Accounts	Net Deductions and Other (a)	Balance at 12-31-06

Year ended December 31, 2006
Doubtful accounts and allowances	$193,754	$243,443	$232,111	$205,086

	Balance at 1-1-05	Provision for Doubtful Accounts	Net Deductions and Other (a)	Balance at 12-31-05

Year ended December 31, 2005
Doubtful accounts and allowances	$202,857	$233,628	$242,731	$193,754

(a)	“Net Deductions and Other” primarily represent accounts written-off, net of recoveries.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBITS TO FORM 10-K
For the fiscal year ended December 31, 2007
Commission File No. 001-12215

QUEST DIAGNOSTICS INCORPORATED

Exhibit Number	Description

3.1

Restated Certificate of Incorporation (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 31, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

3.2	Amendment of the Restated Certificate of Incorporation (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference)

3.3	Amended and Restated By-Laws of the Registrant (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: March 28, 2007) and incorporated herein by reference)

4.1

Form of 7½% Senior Note due 2011, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.2

Form of 5.125% Exchange Senior Note due 2010, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 1, 2005) and incorporated herein by reference)

4.3

Form of 5.45% Exchange Senior Note due 2015, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 1, 2005) and incorporated herein by reference)

4.4

Form of 6.40% Senior Note due 2017, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference)

4.5

Form of 6.95% Senior Note due 2037, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference)

4.6

Indenture dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and the Trustee (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.7

First Supplemental Indenture, dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.8

Second Supplemental Indenture, dated as of November 26, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 26, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.9

Third Supplemental Indenture, dated as of April 4, 2002, among the Company, the Additional Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: April 1, 2002) and incorporated herein by reference) (Commission File Number 001-12215)

4.10

Fourth Supplemental Indenture dated as of March 19, 2003, among Unilab Corporation (f/k/a Quest Diagnostics Newco Incorporated), the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference)

4.11

Fifth Supplemental Indenture dated as of April 16, 2004, among Unilab Acquisition Corporation (d/b/a FNA Clinics of America), the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

4.12

Sixth Supplemental Indenture dated as of October 31, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: October 31, 2005) and incorporated herein by reference)

4.13

Seventh Supplemental Indenture dated as of November 21, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 21, 2005) and incorporated herein by reference)

4.14

Eighth Supplemental Indenture dated as of July 31, 2006, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: July 31, 2006) and incorporated herein by reference)

4.15

Ninth Supplemental Indenture dated as of September 30, 2006, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: September 30, 2006) and incorporated herein by reference)

4.16

Tenth Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference)

4.17

Eleventh Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference)

4.18

Twelfth Supplemental Indenture dated as of June 25, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference)

10.1

Agreement and Plan of Merger dated as of April 15, 2007, by and among the Company, Ace Acquisition Sub, Inc. and AmeriPath Group Holdings, Inc. (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: April 15, 2007) and incorporated herein by reference)

10.2

Amendment dated as of May 31, 2007 to Agreement and Plan of Merger dated as of April 15, 2007, by and among the Company, Ace Acquisition Sub, Inc. and AmeriPath Group Holdings, Inc. (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 31, 2007) and incorporated herein by reference)

10.3

Commitment Letter dated as of April 15, 2007, between the Company and Morgan Stanley Senior Funding, Inc. (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: April 15, 2007) and incorporated herein by reference)

10.4

Third Amended and Restated Credit and Security Agreement dated as of April 20, 2004, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.5

Amendment No. 1 dated as of April 18, 2006 to Third Amended and Restated Credit and Security Agreement dated as of April 20, 2004, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: February 12, 2007) and incorporated herein by reference)

10.6

Amendment No. 2 dated as of April 28, 2006 to Third Amended and Restated Credit and Security Agreement dated as of April 20, 2004, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: February 12, 2007) and incorporated herein by reference)

10.7	Amendment No. 3 dated as of November 10, 2006 to Third Amended and Restated Credit and Security Agreement dated as of April 20, 2004, among Quest Diagnostics Receivables Inc., as

Borrower, the Company, as Servicer, each of the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: February 12, 2007) and incorporated herein by reference)

10.8

Amendment No. 4 dated as of February 9, 2007 to Third Amended and Restated Credit and Security Agreement dated as of April 20, 2004, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: February 12, 2007) and incorporated herein by reference)

10.9

Amendment No. 5 dated as of May 25, 2007 to Third Amended and Restated Credit and Security Agreement dated as of April 20, 2004, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 25, 2007) and incorporated herein by reference)

10.10

Second Amended and Restated Receivables Sale Agreement dated as of April 20, 2004, among the Company and each of its direct or indirect wholly owned subsidiaries who is or hereafter becomes a seller hereunder, as the Sellers, and Quest Diagnostics Receivables Inc., as the Buyer (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

10.11*

Joinder Agreement, dated as of November 10, 2006, executed and delivered by LabOne, Inc., Central Plains Laboratories, LLC, LabOne of Ohio, Inc., ExamOne World Wide, Inc. and Systematic Business Services, Inc., in favor of Quest Diagnostics Receivables Inc., as the Buyer with respect to the Second Amended and Restated Receivables Sale Agreement dated as of April 20, 2004 among the Company and each of its direct or indirect wholly owned subsidiaries who is or hereafter becomes a seller thereunder, as the Sellers, and the Buyer.

10.12

Term Loan Credit Agreement dated as of December 19, 2003, among the Company, certain subsidiary guarantors of the Company, the lenders party thereto, and Sumitomo Mitsui Banking Corporation (filed as an Exhibit to the Company’s 2003 annual report on Form 10-K and incorporated herein by reference)

10.13

First Amendment to Term Loan Credit Agreement dated as April 20, 2004, among the Company, certain subsidiary guarantors of the Company, the lenders party thereto, and Sumitomo Mitsui Banking Corporation (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference)

10.14

Interim Credit Agreement dated as of January 31, 2007, among the Company, certain subsidiary guarantors of the Company, the lenders party thereto, and Bank of America, N.A. (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: January 31, 2007) and incorporated herein by reference)

10.15

Credit Agreement dated as of May 31, 2007, among the Company, certain subsidiary guarantors of the Company, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, Barclays Bank Plc, JPMorgan Chase Bank, N.A., Merrill Lynch Bank, USA and Wachovia Bank, National Association, as co-Documentation Agents, and Morgan Stanley Senior Funding, Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Runners (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 31, 2007) and incorporated herein by reference)

10.16

Bridge Credit Agreement dated as of May 31, 2007, among the Company, certain subsidiary guarantors of the Company, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, Barclays Bank Plc, JPMorgan Chase Bank, N.A., Merrill Lynch Bank, USA and Wachovia Bank, National Association, as co-Documentation Agents, and Morgan Stanley Senior Funding, Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Runners (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 31, 2007) and incorporated herein by reference)

10.17

Stock and Asset Purchase Agreement dated as of February 9, 1999, among SmithKline Beecham plc, SmithKline Beecham Corporation and the Company (the “Stock and Asset Purchase Agreement”) (filed as Appendix A of the Company’s Definitive Proxy Statement dated May 11, 1999 and incorporated herein by reference) (Commission File Number 001-12215)

10.18

Amendment No. 1 dated August 6, 1999, to the Stock and Asset Purchase Agreement (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference) (Commission File Number 001-12215)

10.19

Stockholders Agreement dated as of August 16, 1999, between SmithKline Beecham plc and the Company (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference) (Commission File Number 001-12215)

10.20

Amended and Restated Global Clinical Trials Agreement, dated as of December 19, 2002, between SmithKline Beecham plc dba GlaxoSmithKline and the Company (filed as an Exhibit to post effective amendment No. 1 to the Company’s Registration Statement on Form S-4 and incorporated herein by reference) (Commission File Number 333-88330)

10.21‡	Amended and Restated Employee Stock Purchase Plan (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference)

10.22‡

1996 Employee Equity Participation Program, as amended (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference) (Commission File Number 001-12215)

10.23‡

Amended and Restated Quest Diagnostics Incorporated Employee Long-Term Incentive Plan (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference)

10.24‡	Form of Non-Qualified Stock Option Agreement (filed as an Exhibit to the Company’s current report on Form 8-K (Date of report: February 15, 2006) and incorporated herein by reference)

10.25‡	Form of Non-Qualified Stock Option Agreement dated as of February 12, 2007 (filed as an Exhibit to the Company’s 2007 annual report on Form 10-K and incorporated herein by reference)

10.26*	Non-Qualified Stock Option Agreement, dated as of February 12, 2007, between the Company and Surya N. Mohapatra

10.27‡	Form of Performance Share Agreement (2007-2009 Performance Period) (filed as an Exhibit to the Company’s 2006 annual report on Form 10-K and incorporated herein by reference)

10.28‡	Form of Performance Share Agreement (filed as an Exhibit to the Company’s current report on Form 8-K (Date of report: February 15, 2006) and incorporated herein by reference)

10.29*	Performance Share Award Agreement, dated as of February 12, 2007, between the Company and Surya N. Mohapatra

10.30‡

Amended and Restated Quest Diagnostics Incorporated Long-Term Incentive Plan for Non-Employee Directors (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007) and incorporated herein by reference)

10.31‡	Amended and Restated Deferred Compensation Plan For Directors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: October 18, 2006) and incorporated herein by reference)

10.32‡

Amended and Restated Employment Agreement between the Company and Surya N. Mohapatra dated as of July 31, 2006 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: July 31, 2006) incorporated herein by reference)

10.33‡	Supplemental Deferred Compensation Plan (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference)

10.34‡

Quest Diagnostics Incorporated Supplemental Executive Retirement Plan, effective December 14, 2004 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of report: December 14, 2004) and incorporated herein by reference)

10.35‡

Amendment to the Quest Diagnostics Incorporated Supplemental Executive Retirement Plan (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: July 31, 2006) and incorporated herein by reference)

10.36‡	Senior Management Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement dated March 28, 2003) and incorporated herein by reference)

10.37‡

Amended and Restated Quest Diagnostics Incorporated Executive Officer Severance Plan (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007) and incorporated herein by reference)

10.38‡

AmeriPath Group Holdings, Inc. 2006 Stock Option and Restricted Stock Purchase Plan (filed as an Exhibit to the Company’s registration statement on Form S-8 and incorporated herein by reference) (Commission File Number 333-143889)

10.39*‡	Profit Sharing Plan of Quest Diagnostics Incorporated, Amended and Restated as of January 1, 2007

10.40*

Letter of Agreement effective as of January 1, 2008 between Quest Diagnostics Incorporated and SmithKline Beecham Corporation (portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended)

10.41*‡	Amendment Dated as of August 17, 2007 to the AmeriPath Group Holdings, Inc. 2006 Stock Option Plan and Restricted Stock Purchase Plan

11.1

Statement re: Computation of Earnings Per Common Share (the calculation of per share earnings is in Part II, Item 8, Note 2 to the consolidated financial statements (Summary of Significant Accounting Policies) and is omitted in accordance with Item 601(b)(11) of Regulation S-K)

21.1*	Subsidiaries of Quest Diagnostics Incorporated

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

* Filed herewith.

** Furnished herewith.

‡ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.