Form 10-Q
period 2008-03-31
QUEST DIAGNOSTICS INC
filed 2008-04-24
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008
Commission file number 001-12215

Quest Diagnostics Incorporated

Three Giralda Farms
Madison, NJ 07940
(973) 520-2700

Delaware
(State of Incorporation)

16-1387862
(I.R.S. Employer Identification Number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      X           No ______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ______ No __X___

As of April 18, 2008, there were 194,827,634 outstanding shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
		Page
	Index to consolidated financial statements filed as part of this report:

	Consolidated Statements of Operations for the
	Three Months Ended March 31, 2008 and 2007	2

	Consolidated Balance Sheets as of
	March 31, 2008 and December 31, 2007	3

	Consolidated Statements of Cash Flows for the
	Three Months Ended March 31, 2008 and 2007	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations

	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	See Item 2. “Management’s Discussion and Analysis of Financial Condition	30
	and Results of Operations”

Item 4.	Controls and Procedures

	Controls and Procedures	30

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Net revenues	$1,784,637	$1,526,208

Operating costs and expenses:
Cost of services	1,058,627	931,785
Selling, general and administrative	435,078	384,793
Amortization of intangible assets	9,264	4,460
Other operating expense, net	1,407	4,300
Total operating costs and expenses	1,504,376	1,325,338

Operating income	280,261	200,870

Other income (expense):
Interest expense, net	(47,617)	(26,527)
Minority share of income	(7,054)	(6,130)
Equity earnings in unconsolidated joint ventures	7,999	6,904
Other (expense) income, net	(1,037)	2,008
Total non-operating expenses, net	(47,709)	(23,745)

Income from continuing operations before taxes	232,552	177,125
Income tax expense	91,858	69,610
Income from continuing operations	140,694	107,515
Loss from discontinued operations, net of taxes	(1,087)	(1,622)
Net income	$139,607	$105,893

Earnings per common share - basic:
Income from continuing operations	$0.72	$0.56
Loss from discontinued operations	-	(0.01)
Net income	$0.72	$0.55

Earnings per common share - diluted:
Income from continuing operations	$0.72	$0.55
Loss from discontinued operations	(0.01)	(0.01)
Net income	$0.71	$0.54

Weighted average common shares outstanding:
Basic	194,143	193,379
Diluted	195,783	195,263

Dividends per common share	$0.10	0.10

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND DECEMBER 31, 2007
(in thousands, except per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)	(audited)

Assets
Current assets:
Cash and cash equivalents	$170,022	$167,594
Accounts receivable, net of allowance for doubtful accounts of $276,353
and $250,067 at March 31, 2008 and December 31, 2007, respectively	947,738	881,967
Inventories	97,363	95,234
Deferred income taxes	153,630	149,841
Prepaid expenses and other current assets	95,882	79,721
Total current assets	1,464,635	1,374,357
Property, plant and equipment, net	906,097	911,998
Goodwill, net	5,229,664	5,220,104
Intangible assets, net	884,087	886,733
Other assets	161,851	172,501
Total assets	$8,646,334	$8,565,693

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,143,937	$1,124,716
Short-term borrowings and current portion of long-term debt	48,792	163,581
Total current liabilities	1,192,729	1,288,297
Long-term debt	3,378,715	3,377,212
Other liabilities	572,863	575,942
Stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both March 31, 2008 and December 31, 2007; 214,129 and 213,745
issued at March 31, 2008 and December 31, 2007, respectively	2,141	2,137
Additional paid-in capital	2,223,863	2,210,825
Retained earnings	2,177,908	2,057,744
Accumulated other comprehensive income	51,638	25,279
Treasury stock, at cost; 19,336 and 19,705 shares at March 31, 2008 and
December 31, 2007, respectively	(953,523)	(971,743)
Total stockholders’ equity	3,502,027	3,324,242
Total liabilities and stockholders’ equity	$8,646,334	$8,565,693

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$139,607	$105,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,259	50,335
Provision for doubtful accounts	86,022	67,508
Stock-based compensation expense	21,234	16,084
Deferred income tax benefit	(2,585)	(8,758)
Minority share of income	7,054	6,130
Excess tax benefits from stock-based compensation arrangements	(603)	(4,201)
Other, net	(3,401)	1,348
Changes in operating assets and liabilities:
Accounts receivable	(151,793)	(94,031)
Accounts payable and accrued expenses	(48,472)	(45,398)
Integration, settlement and other special charges	(2,353)	(2,143)
Income taxes payable	69,027	67,895
Other assets and liabilities, net	(21,089)	(9,109)
Net cash provided by operating activities	157,907	151,553

Cash flows from investing activities:
Business acquisitions, net of cash acquired	22,817	(306,627)
Capital expenditures	(46,923)	(40,126)
Proceeds from disposition of assets	421	1,925
Decrease (increase) in investments and other assets	6,465	(1,119)
Net cash used in investing activities	(17,220)	(345,947)

Cash flows from financing activities:
Repayments of debt	(135,506)	(128,343)
Proceeds from borrowings	20,039	450,000
Purchases of treasury stock	-	(105,000)
Dividends paid	(19,408)	(19,401)
Exercise of stock options	6,447	17,552
Excess tax benefits from stock-based compensation arrangements	603	4,201
Decrease in book overdrafts	(4,688)	(10,158)
Distributions to minority partners	(5,746)	(4,743)
Financing costs paid	-	(957)
Net cash (used in) provided by financing activities	(138,259)	203,151

Net change in cash and cash equivalents	2,428	8,757

Cash and cash equivalents, beginning of period	167,594	149,640

Cash and cash equivalents, end of period	$170,022	$158,397

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise indicated)
(unaudited)

1.          BASIS OF PRESENTATION

          Background

          Quest Diagnostics Incorporated and its subsidiaries (“Quest Diagnostics” or the “Company”) is the largest provider of diagnostic testing, information and services in the United States, providing insights that enable physicians and other healthcare professionals to make decisions to improve health. Quest Diagnostics offers patients and physicians the broadest access to diagnostic laboratory services through the Company’s nationwide network of laboratories and owned patient service centers. The Company provides interpretive consultation through the largest medical and scientific staff in the industry, with approximately 900 M.D.s and Ph.D.s around the country. Quest Diagnostics is the leading provider of gene-based testing and other esoteric testing, the leading provider of anatomic pathology services and the leading provider of testing for drugs-of-abuse. The Company is also a leading provider of testing for clinical trials, and risk assessment services for the life insurance industry. The Company’s diagnostics products business manufactures and markets diagnostic test kits and specialized point-of-care testing. Quest Diagnostics empowers healthcare organizations and clinicians with state-of-the-art information technology solutions that can improve patient care and medical practice.

          Basis of Presentation

          The interim consolidated financial statements reflect all adjustments, which in the opinion of management are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007

Income from continuing operations	$140,694	$107,515
Loss from discontinued operations	(1,087)	(1,622)
Net income available to common stockholders – basic and diluted	$139,607	$105,893

Weighted average common shares outstanding – basic	194,143	193,379

Effect of dilutive securities:
Stock options, restricted common shares and performance
share units	1,640	1,884
Weighted average common shares outstanding – diluted	195,783	195,263

Earnings per common share – basic:
Income from continuing operations	$0.72	$0.56
Loss from discontinued operations	-	(0.01)
Net income	$0.72	$0.55

Earnings per common share – diluted:
Income from continuing operations	$0.72	$0.55
Loss from discontinued operations	(0.01)	(0.01)
Net income	$0.71	$0.54

          Stock options, restricted common shares and performance share units of 4.3 million shares and 4.6 million shares for the three months ended March 31, 2008 and 2007, respectively, were not included due to their antidilutive effect.

          Fair Value Measurements

          On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Under SFAS 157, fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. Fair value measurements are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company has used the most advantageous market which is the market that the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transactions costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. Adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

          In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 amended SFAS 157 to exclude from its scope SFAS No. 13, “Accounting

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

for Leases”, and its related interpretive accounting pronouncements that address leasing transactions. However, this exclusion does not apply to the Company’s impairment of long-lived assets under a capital lease pursuant to SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company’s cost to terminate an operating lease under SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” and the measurement of acquired leases in a business combination pursuant to SFAS No. 141 or 141(R), “Business Combinations.” Also in February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 amended SFAS 157 to defer the effective date of SFAS 157 for one year (January 1, 2009 for Quest Diagnostics) for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company is currently assessing the impact of SFAS 157 on its non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis.

          SFAS 157 creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

          Level 1: Quoted prices in active markets for identical assets or liabilities.

          Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

          Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

          The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis.

		Basis of Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Significant
		Identical	Other	Significant
		Assets /	Observable	Unobservable
		Liabilities	Inputs	Inputs
	March 31,
	2008	Level 1	Level 2	Level 3
Assets:
Trading securities	$31,590	$31,590	$-	$-
Cash surrender value of life insurance policies	$15,126	$-	$15,126	$-
Available-for-sale securities	2,985	2,985	-	-
Total	$49,701	$34,575	$15,126	$-

Liabilities:
Interest rate swaps	$12,531	$-	$12,531	$-
Deferred compensation liabilities	48,811	-	48,811	-
Total	$61,342	$-	$61,342	$-

          The Company offers certain employees the opportunity to participate in a supplemental deferred compensation plan. A participant’s deferrals, together with Company matching credits, are invested in a variety of participant directed stock and bond mutual funds as well as Company stock and are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation. The deferred compensation liabilities are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the trading securities.

          In connection with the acquisition of AmeriPath Group Holdings, Inc. (“AmeriPath”) in May 2007, the Company assumed a non-qualified deferred compensation program AmeriPath offers to certain employees. A participant’s deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding the program’s liability. Changes in the cash surrender value of the life insurance policies are based upon earnings and changes in the value of the underlying investments. Changes in the fair value of the deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value and the deferred compensation obligations are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

          The Company’s investments in available-for-sale securities are exposed to equity price fluctuations. The fair value measurements for available-for-sale securities are based upon the quoted price in active markets multiplied by the number of shares owned exclusive of any transaction costs and without any adjustments to reflect discounts that may be applied to selling a large block of the securities at one time. The Company does not believe that the changes in fair value of these assets will materially differ from the amounts that could be realized upon settlement or that the changes in fair value will have a material effect on the Company’s results of operations, liquidity and capital resources. However, the ultimate amount that could be realized upon sale or settlement of certain equity investments is dependent on several factors including external market conditions, the terms and conditions of a sale agreement, the counterparty to a sale agreement, the investment’s liquidity in capital markets and the length of time to liquidate an equity investment.

          The fair value measurements of the Company’s interest rate swaps are model-derived valuations as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present and future market conditions. The Company does not believe that the changes in the fair values of its interest rate swaps will materially differ from the amounts that could be realized upon settlement or maturity or that the changes in fair value will have a material effect on its results of operations, liquidity and capital resources.

          SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) became effective for the Company on January 1, 2008. SFAS 159 provides companies with an option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and financial liabilities. As of January 1, 2008 and for the period ended March 31, 2008, the Company has elected not to apply the fair value option to any of its financial assets or financial liabilities on-hand because the Company does not believe that application of SFAS 159’s fair value option is appropriate, given the nature of its business operations.

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturity of these instruments. In accordance with the provisions of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” at March 31, 2008 and December 31, 2007, the fair value of the Company’s debt was estimated at $3.4 billion and $3.6 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2008 and December 31, 2007, the estimated fair value exceeded the carrying value of the debt by $19.3 million and $59.1 million, respectively.

          New Accounting Standards

          In March 2008, the FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company as of January 1, 2009. The Company is currently assessing the impact of SFAS 161 on its consolidated financial statements.

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

          The Company financed the aggregate purchase price of $344 million, which includes transaction costs of approximately $7 million of which $2 million was paid in 2006, and the repayment of substantially all of HemoCue’s outstanding debt with the proceeds from a new $450 million term loan and cash on-hand. On May 31, 2007, the Company refinanced this term loan. In January 2008, the Company received a payment of approximately $23 million from an escrow fund established at the time of the acquisition, which reduces the aggregate purchase price to $321 million.

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

          Of the aggregate purchase price of $321 million, $298 million was allocated to goodwill, $38 million was allocated to customer relationships that are being amortized over 20 years and $39 million was allocated to technology that is being amortized over 14 years.

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

          Acquisition of AmeriPath

          On May 31, 2007, the Company completed its acquisition of AmeriPath in an all-cash transaction valued at approximately $2.0 billion, including approximately $780 million of assumed debt and related accrued interest. AmeriPath is a leading provider of anatomic pathology, including dermatopathology, and esoteric testing and generates annual revenues of approximately $800 million.

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

          The following table summarizes the Company’s preliminary purchase price allocation of the cost to acquire AmeriPath:

Estimated
Fair Values
as of
May 31,
2007
Current assets	$199,825
Property and equipment	127,503
Intangible assets	561,300
Goodwill	1,464,059
Other assets	67,685
Total assets acquired	2,420,372

Current liabilities	144,724
Long-term liabilities	259,202
Long-term debt	801,424
Total liabilities assumed	1,205,350

Net assets acquired	$1,215,022

          The acquired amortizable intangibles are being amortized over their estimated useful lives as follows:

	Estimated	Weighted Average
	Fair Value	Useful Life
Customer relationships	$327,500	20 years
Tradename	2,500	2 years
Non-compete agreement	5,800	5 years

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Pro Forma Combined Financial Information

          The following unaudited pro forma combined financial information for the three months ended March 31, 2007 assumes that the AmeriPath acquisition and related financing, including the Company’s June 2007 senior notes offering, were completed on January 1, 2007 (in thousands, except per share data):

Three Months
Ended
March 31,
2007

Net revenues	$1,726,902
Net income	95,234

Basic earnings per common share:
Net income	$0.49
Weighted average common shares outstanding –
basic	193,379

Diluted earnings per common share:
Net income	$0.49
Weighted average common shares outstanding –
diluted	195,263

          The unaudited pro forma combined financial information presented above reflects certain reclassifications to the historical financial statements of AmeriPath to conform the acquired company’s accounting policies and classification of certain costs and expenses to that of Quest Diagnostics. These adjustments had no impact on pro forma net income.

3.           GOODWILL AND INTANGIBLE ASSETS

          Goodwill at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31,	December 31,
	2008	2007

Goodwill	$5,410,682	$5,401,216
Less: accumulated amortization	(181,018)	(181,112)
Goodwill, net	$5,229,664	$5,220,104

          The changes in the gross carrying amount of goodwill for the three month period ended March 31, 2008 and for the year ended December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007

Balance at beginning of period	$5,401,216	$3,572,238
Goodwill acquired during the period	(18,059)	1,789,732
Other	27,525	39,246
Balance at end of period	$5,410,682	$5,401,216

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          For the three months ended March 31, 2008, the decrease in goodwill acquired was primarily due to a payment received from an escrow fund established at the time of the HemoCue acquisition, see Note 2 for further discussion, and the increase in other was primarily related to foreign currency translation. Approximately 90% of the Company’s goodwill as of March 31, 2008 and December 31, 2007 was included in its clinical testing business.

          For the year ended December 31, 2007, the increase in goodwill was primarily related to the acquisitions of AmeriPath and HemoCue, and the impact on goodwill as a result of the adoption of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. (See Notes 3 and 5 to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 for further discussions.)

          Intangible assets at March 31, 2008 and December 31, 2007 consisted of the following:

	Weighted
	Average
	Amortization
	Period	March 31, 2008			December 31, 2007

			Accumulated			Accumulated
		Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Customer-related
intangibles	19 years	$591,231	$(77,592)	$513,639	$589,418	$(70,036)	$519,382
Non-compete
agreements	5 years	53,822	(46,881)	6,941	53,832	(46,476)	7,356
Other	13 years	64,409	(10,209)	54,200	64,214	(8,394)	55,820
Total	19 years	709,462	(134,682)	574,780	707,464	(124,906)	582,558

Intangible assets not subject
to amortization:
Tradenames		309,307	-	309,307	304,175	-	304,175
Total intangible assets		$1,018,769	$(134,682)	$884,087	$1,011,639	$(124,906)	$886,733

          Amortization expense related to intangible assets was $9.3 million and $4.5 million for the three months ended March 31, 2008 and 2007, respectively.

          The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2008 is as follows:

Fiscal Year Ending
December 31,

Remainder of 2008	$28,358
2009	36,691
2010	35,913
2011	35,694
2012	34,516
2013	33,567
Thereafter	370,041
Total	$574,780

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

4.          STOCKHOLDERS’ EQUITY

          Changes in stockholders’ equity for the three months ended March 31, 2008 were as follows:

					Accumulated
					Other
	Shares of				Compre-
	Common		Additional		hensive	Treasury	Compre-
	Stock	Common	Paid-In	Retained	Income	Stock,	hensive
	Outstanding	Stock	Capital	Earnings	(Loss)	at Cost	Income
Balance,
December 31, 2007	194,040	$2,137	$2,210,825	$2,057,744	$25,279	$(971,743)
Net income				139,607			$139,607
Currency translation					34,120		34,120
Market valuation, net of tax
benefit of $1,897					(2,893)		(2,893)
Deferred loss, less
reclassifications					(4,868)		(4,868)
Comprehensive income							$165,966
Dividends declared				(19,443)
Issuance of common stock
under benefit plans	581	4	48			4,298
Stock-based compensation
expense			16,173			5,061
Exercise of stock options	212		(4,028)			10,475
Shares to cover employee
payroll tax withholdings
on stock issued under
benefit plans	(40)		(234)			(1,614)
Tax benefits associated with
stock-based compensation
plans			744
Other			335
Balance,
March 31, 2008	194,793	$2,141	$2,223,863	$2,177,908	$51,638	$(953,523)

          The market valuation adjustment represents unrealized holding losses on investments, net of taxes. The deferred loss primarily represents deferred losses on the Company’s interest rate swap agreements, net of amounts reclassified to interest expense. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

          For the three months ended March 31, 2008, the Company reissued 0.4 million shares for employee benefit plans. The Company did not purchase any shares of its common stock during the quarter ended March 31, 2008. Since the inception of its share repurchase program in May 2003, through March 31, 2008, the Company has repurchased 44.1 million shares of its common stock at an average price of $45.35 for approximately $2 billion. At March 31, 2008, $104 million of the share repurchase authorizations remained available.

          During each of the quarters of 2008 and 2007, the Company’s Board of Directors has declared a quarterly cash dividend of $0.10 per common share.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Changes in stockholders’ equity for the three months ended March 31, 2007 were as follows:

					Accumulated
					Other
	Shares of				Compre-
	Common		Additional		hensive	Treasury	Compre-
	Stock	Common	Paid-In	Retained	Income	Stock,	hensive
	Outstanding	Stock	Capital	Earnings	(Loss)	at Cost	Income
Balance,
December 31, 2006	193,949	$2,138	$2,185,073	$1,800,255	$(65)	$(968,230)
Net income				105,893			$105,893
Currency translation					(1,201)		(1,201)
Market valuation, net of tax
expense of $1,260					1,922		1,922
Deferred loss, less
reclassifications					(63)		(63)
Comprehensive income							$106,551
Dividends declared				(19,253)
Issuance of common stock
under benefit plans	115		(526)			5,786
Stock-based compensation
expense			16,084
Exercise of stock options	582		(10,946)			28,498
Shares to cover employee
payroll tax withholdings
on stock issued under
benefit plans	(8)	(1)	(427)
Tax benefits associated with
stock-based compensation
plans			4,882
Purchases of treasury stock	(2,060)					(105,000)
Adjustments upon adoption
of FASB Interpretation
No. 48			(10,441)	(5,146)
Balance,
March 31, 2007	192,578	$2,137	$2,183,699	$1,881,749	$593	$(1,038,946)

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

5.          SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended
	March 31,
	2008	2007

Depreciation expense	$55,995	$45,875

Interest expense	(49,645)	(28,090)
Interest income	2,028	1,563
Interest expense, net	(47,617)	(26,527)

Interest paid	58,929	20,274
Income taxes paid	24,842	9,251

Business acquired:
Fair value of assets assumed	$-	$529,962
Fair value of liabilities assumed	-	188,298

6.       DISCONTINUED OPERATIONS

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

          The government investigation of NID continues (see Note 7). During the third quarter of 2007, the government and the Company began settlement discussions. In the course of those discussions, the government disclosed to the Company certain of the government’s legal theories regarding the amount of damages allegedly incurred by the government. The Company analyzed the government’s position and presented its own analysis which argued against many of the government’s claims. In light of that analysis and based on the status of settlement discussions, the Company established a reserve, in accordance with generally accepted accounting principles, reflected in discontinued operations, of $241 million during the second half of 2007 in connection with these claims. The Company estimates that the amount reserved represents the minimum expected probable loss with respect to this matter. See Note 7 for further details.

          Summarized financial information for the discontinued operations of NID is set forth below:

	Three Months Ended
	March 31,
	2008	2007

Net revenues	$-	$-

Loss from discontinued operations before income
taxes	(1,593)	(2,654)
Income tax benefit	(506)	(1,032)
Loss from discontinued operations, net of taxes	$(1,087)	$(1,622)

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The $241 million reserve established in 2007 in connection with various government claims is included in “accounts payable and accrued expenses” in the consolidated balance sheets at March 31, 2008 and December 31, 2007. The deferred tax asset recorded in connection with establishing the reserve is included in “deferred income taxes” in the consolidated balance sheets at March 31, 2008 and December 31, 2007. The remaining balance sheet information related to NID was not material at March 31, 2008 and December 31, 2007.

7.          COMMITMENTS AND CONTINGENCIES

          The Company has lines of credit with two financial institutions totaling $95 million for the issuance of letters of credit (the “letter of credit lines”). The letter of credit lines, which are renewed annually, mature on November 30, 2008 and December 31, 2008 and are guaranteed by the Subsidiary Guarantors.

          In support of its risk management program, to ensure the Company’s performance or payment to third parties, $83 million were outstanding on the letter of credit lines at March 31, 2008. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

          Contingent Lease Obligations

          The Company is subject to contingent obligations under certain leases and other instruments incurred in connection with real estate activities and other operations associated with LabOne, Inc., which the Company acquired in 2005, and certain of its predecessor companies. No liability has been recorded for any of these potential contingent obligations. See Note 15 to the Consolidated Financial Statements contained in the Company’s 2007 Annual Report on Form 10-K for further details.

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

          In March 2008, the U.S. Department of Justice informally requested records from the Company regarding AmeriPath’s billing practices for flow cytometry testing panels performed on blood, bone marrow and lymph node specimens. The inquiry seeks to determine whether AmeriPath may have billed for laboratory tests that were not medically necessary. The Company is cooperating fully with the inquiry.

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

          Management has established reserves in accordance with generally accepted accounting principles for the other matters discussed above. Such reserves totaled less than $5 million as of March 31, 2008. Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid. However, there may be pending qui tam claims brought by former employees or other “whistle blowers”, or other pending claims as to which the Company has not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

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

8.          BUSINESS SEGMENT INFORMATION

          Clinical testing is an essential element in the delivery of healthcare services. Physicians use laboratory tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical laboratory testing is generally categorized as clinical testing and anatomic pathology testing. Clinical testing is performed on body fluids, such as blood and urine. Anatomic pathology testing is performed on tissues, including biopsies, and other samples, such as human cells. Customers of the clinical testing business include patients, physicians, hospitals, employers, governmental institutions and other commercial clinical laboratories. The clinical laboratory testing business accounted for greater than 90% of net revenues from continuing operations in 2008 and 2007.

          All other operating segments include the Company’s non-clinical laboratory testing businesses and consist of its risk assessment services business, its clinical trials testing business, its healthcare information technology business, MedPlus, and its diagnostics products businesses. The Company’s risk assessment business provides underwriting support services to the life insurance industry including teleunderwriting, paramedical examinations, laboratory testing and medical record retrieval. The Company’s clinical trials testing business provides clinical testing performed in connection with clinical research trials on new drugs and vaccines. MedPlus is a developer and integrator of clinical connectivity and data management solutions for healthcare organizations, physicians and clinicians. The Company’s diagnostics products business manufactures and markets diagnostic test kits, hand-held instruments and testing systems.

          On April 19, 2006, the Company decided to discontinue NID’s operations and results of operations for NID have been classified as discontinued operations for all periods presented (see Note 6).

          During the first quarter of 2007, the Company acquired HemoCue and in the second quarter of 2007, it acquired AmeriPath (see Note 2). HemoCue is included in the Company’s other operating segments. AmeriPath’s operations are included in the Company’s clinical testing business.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          At March 31, 2008, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

          The following table is a summary of segment information for the three months ended March 31, 2008 and 2007. Segment asset information is not presented since it is not reported to or used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, including amortization of intangible assets, are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statements contained in the Company’s 2007 Annual Report on Form 10-K and Note 1 to the interim consolidated financial statements.

	Three Months Ended
	March 31,
	2008	2007
Net revenues:
Clinical laboratory testing business	$1,628,820	$1,391,274
All other operating segments	155,817	134,934
Total net revenues	$1,784,637	$1,526,208

Operating earnings (loss):
Clinical laboratory testing business	$305,965	$236,100	(a)
All other operating segments	8,642	(2,480)	(b)
General corporate expenses	(34,346)	(32,750)
Total operating income	280,261	200,870
Non-operating expenses, net	(47,709)	(23,745)
Income from continuing operations
before income taxes	232,552	177,125
Income tax expense	91,858	69,610
Income from continuing operations	140,694	107,515
Loss from discontinued operations, net
of taxes	(1,087)	(1,622)
Net income	$139,607	$105,893

(a)	During the three months ended March 31, 2007, operating income included $9.9 million of charges associated with workforce reductions in response to reduced volume levels.

(b)	During the three months ended March 31, 2007, operating income included a $4.0 million charge related to the expensing of in-process research and development associated with the acquisition of HemoCue (See Note 2) and a $0.8 million charge associated with workforce reductions in response to reduced volume levels.

9.          SUMMARIZED FINANCIAL INFORMATION

          The Company’s Senior Notes due 2010, Senior Notes due 2011, Senior Notes due 2015, Senior Notes due 2017 and Senior Notes due 2037 are fully and unconditionally guaranteed by certain of the Company’s domestic, wholly owned subsidiaries (the “Subsidiary Guarantors”). With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign subsidiaries and less than wholly owned subsidiaries.

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

          The following condensed consolidating financial data illustrates the composition of the combined guarantors. Investments in subsidiaries are accounted for by the parent using the equity method for purposes of the supplemental consolidating presentation. Earnings (losses) of subsidiaries are therefore reflected in the parent’s investment accounts and earnings. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. AmeriPath has been included in the accompanying condensed consolidating financial data, subsequent to the closing of the acquisition, as a Subsidiary Guarantor.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations Three Months Ended March 31, 2008

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$197,419	$1,480,599	$170,156	$(63,537)	$1,784,637

Operating costs and expenses:
Cost of services	119,802	876,263	62,562	-	1,058,627
Selling, general and administrative	42,242	312,744	85,951	(5,889)	435,078
Amortization of intangible assets	55	7,918	1,291	-	9,264
Royalty (income) expense	(104,640)	104,640	-	-	-
Other operating expense (income), net	-	(101)	1,508	-	1,407
Total operating costs and expenses	57,459	1,301,494	151,312	(5,889)	1,504,376
Operating income	139,960	179,105	18,844	(57,648)	280,261
Non-operating expenses, net	(47,834)	(53,592)	(3,931)	57,648	(47,709)
Income from continuing operations before taxes	92,126	125,513	14,913	-	232,552
Income tax expense	35,136	50,390	6,332	-	91,858
Income from continuing operations	56,990	75,123	8,581	-	140,694
Loss from discontinued operations, net of taxes	-	(735)	(352)	-	(1,087)
Equity earnings from subsidiaries	82,617	-	-	(82,617)	-
Net income	$139,607	$74,388	$8,229	$(82,617)	$139,607

Condensed Consolidating Statement of Operations Three Months Ended March 31, 2007

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$211,883	$1,222,323	$170,885	$(78,883)	$1,526,208

Operating costs and expenses:
Cost of services	123,434	748,039	60,312	-	931,785
Selling, general and administrative	52,580	254,328	83,654	(5,769)	384,793
Amortization of intangible assets	85	2,553	1,822	-	4,460
Royalty (income) expense	(95,137)	95,137	-	-	-
Other operating (income) expense, net	(7)	6	4,301	-	4,300
Total operating costs and expenses	80,955	1,100,063	150,089	(5,769)	1,325,338
Operating income	130,928	122,260	20,796	(73,114)	200,870
Non-operating expenses, net	(28,337)	(66,135)	(2,387)	73,114	(23,745)
Income from continuing operations before taxes	102,591	56,125	18,409	-	177,125
Income tax expense	38,958	22,613	8,039	-	69,610
Income from continuing operations	63,633	33,512	10,370	-	107,515
Loss from discontinued operations, net of taxes	-	(1,520)	(102)	-	(1,622)
Equity earnings from subsidiaries	42,260	-	-	(42,260)	-
Net income	$105,893	$31,992	$10,268	$(42,260)	$105,893

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Balance Sheet March 31, 2008

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$102,890	$13,453	$53,679	$-	$170,022
Accounts receivable, net	17,443	260,838	669,457	-	947,738
Other current assets	56,754	195,848	101,570	(7,297)	346,875
Total current assets	177,087	470,139	824,706	(7,297)	1,464,635
Property, plant and equipment, net	218,402	642,186	45,509	-	906,097
Goodwill and intangible assets, net	153,425	5,412,311	548,015	-	6,113,751
Intercompany receivable (payable)	1,001,807	(603,685)	(398,122)	-	-
Investment in subsidiaries	5,258,754	-	-	(5,258,754)	-
Other assets	162,746	44,037	40,435	(85,367)	161,851
Total assets	$6,972,221	$5,964,988	$1,060,543	$(5,351,418)	$8,646,334

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$511,463	$587,293	$52,478	$(7,297)	$1,143,937
Short-term borrowings and current portion
of long-term debt	-	47,508	1,284	-	48,792
Total current liabilities	511,463	634,801	53,762	(7,297)	1,192,729
Long-term debt	2,841,658	247,854	289,203	-	3,378,715
Other liabilities	117,073	462,263	78,894	(85,367)	572,863
Stockholders’ equity	3,502,027	4,620,070	638,684	(5,258,754)	3,502,027
Total liabilities and stockholders’ equity	$6,972,221	$5,964,988	$1,060,543	$(5,351,418)	$8,646,334

Condensed Consolidating Balance Sheet December 31, 2007

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$111,610	$14,847	$41,137	$-	$167,594
Accounts receivable, net	27,309	234,532	620,126	-	881,967
Other current assets	46,986	183,505	101,055	(6,750)	324,796
Total current assets	185,905	432,884	762,318	(6,750)	1,374,357
Property, plant and equipment, net	215,062	654,341	42,595	-	911,998
Goodwill and intangible assets, net	153,848	5,422,270	530,719	-	6,106,837
Intercompany receivable (payable)	859,841	(610,371)	(249,470)	-	-
Investment in subsidiaries	5,149,196	-	-	(5,149,196)	-
Other assets	167,105	48,433	38,054	(81,091)	172,501
Total assets	$6,730,957	$5,947,557	$1,124,216	$(5,237,037)	$8,565,693

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$451,944	$634,079	$45,443	$(6,750)	$1,124,716
Short-term borrowings and current portion
of long-term debt	-	62,386	101,195	-	163,581
Total current liabilities	451,944	696,465	146,638	(6,750)	1,288,297
Long-term debt	2,829,927	247,573	299,712	-	3,377,212
Other liabilities	124,844	457,837	74,352	(81,091)	575,942
Stockholders’ equity	3,324,242	4,545,682	603,514	(5,149,196)	3,324,242
Total liabilities and stockholders’ equity	$6,730,957	$5,947,557	$1,124,216	$(5,237,037)	$8,565,693

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2008

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$139,607	$74,388	$8,229	$(82,617)	$139,607
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,285	48,558	4,416	-	65,259
Provision for doubtful accounts	2,721	29,047	54,254	-	86,022
Other, net	(63,151)	2,755	(522)	82,617	21,699
Changes in operating assets and liabilities	28,395	(95,436)	(87,639)	-	(154,680)
Net cash provided by (used in) operating activities	119,857	59,312	(21,262)	-	157,907
Net cash (used in) provided by investing activities	(111,530)	(20,649)	21,141	93,818	(17,220)
Net cash (used in) provided by financing activities	(17,047)	(40,057)	12,663	(93,818)	(138,259)
Net change in cash and cash equivalents	(8,720)	(1,394)	12,542	-	2,428
Cash and cash equivalents, beginning of period	111,610	14,847	41,137	-	167,594
Cash and cash equivalents, end of period	$102,890	$13,453	$53,679	$-	$170,022

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2007

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$105,893	$31,992	$10,268	$(42,260)	$105,893
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,091	34,255	3,989	-	50,335
Provision for doubtful accounts	3,225	8,185	56,098	-	67,508
Other, net	(24,230)	(2,159)	(5,268)	42,260	10,603
Changes in operating assets and liabilities	(1,148)	(22,170)	(59,468)	-	(82,786)
Net cash provided by operating activities	95,831	50,103	5,619	-	151,553
Net cash used in investing activities	(444,168)	(23,524)	(304,882)	426,627	(345,947)
Net cash provided by (used in) financing activities	336,235	(23,870)	317,413	(426,627)	203,151
Net change in cash and cash equivalents	(12,102)	2,709	18,150	-	8,757
Cash and cash equivalents, beginning of period	134,598	7,661	7,381	-	149,640
Cash and cash equivalents, end of period	$122,496	$10,370	$25,531	$-	$158,397

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

          While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2007.

          Recent Acquisitions

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

          Acquisition of HemoCue

          On January 31, 2007, we acquired POCT Holding AB (“HemoCue”), a Sweden-based company specializing in point-of-care testing, in an all-cash transaction valued at approximately $450 million, including $113 million of assumed debt of HemoCue. The transaction was financed through an interim credit facility, which was refinanced during the second quarter of 2007 in connection with the financing of the AmeriPath acquisition.

          HemoCue is the leading international provider in point-of-care testing for hemoglobin, with a growing share in professional glucose and microalbumin testing. HemoCue has recently received FDA clearance for a test to determine white blood cell counts and has applied to receive CLIA-waived status. This acquisition complements our point-of-care testing for infectious disease and cancer, including new tests for colorectal cancer screening and Herpes Simplex Type 2. The acquisition increases our presence in the growing point-of-care testing market and we plan to leverage HemoCue’s international presence to reach new markets around the world. HemoCue generated annual revenues of approximately $80 million at the time of acquisition.

          Results of Operations

          Our clinical testing business currently represents our one reportable business segment. The clinical testing business accounted for more than 90% of net revenues from continuing operations in both 2008 and 2007. Our other operating segments consist of our risk assessment services business, our clinical trials testing business, our healthcare information technology business, MedPlus, and our diagnostic products business. Our business segment information is disclosed in Note 8 to the interim consolidated financial statements.

          Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007

          Continuing Operations

          Income from continuing operations for the three months ended March 31, 2008 was $141 million, or $0.72 per diluted share, compared to $108 million, or $0.55 per diluted share, in 2007. The increase in income from continuing operations is principally driven by actions we have taken to reduce our cost structure.

          During the first quarter of 2007, the Company became a non-contracted provider to United Healthcare Group Inc., (“UNH”). As a result of the change in status, the Company’s revenues and earnings were significantly impacted for the first quarter and full year 2007. However, the ongoing profit impact was successfully mitigated by the end of 2007 as a result of actions taken to reduce costs and higher reimbursement for the testing we continued to perform for UNH members as a non-contracted provider.

          Results for the three months ended March 31, 2007 also include pre-tax charges of $10.7 million, or $0.03 per share, associated with workforce reductions in response to reduced volume levels, and a pre-tax charge of $4.0 million, or $0.01 per share, related to in-process research and development expense associated with the HemoCue acquisition.

          Net Revenues

          Net revenues for the three months ended March 31, 2008 grew by 16.9% over the prior year level to $1.8 billion. The acquisition of AmeriPath contributed approximately 13% to revenue growth for the three months ended March 31, 2008. While the UNH contract change took effect as of January 1, 2007, much of the loss of volume and change in revenues took place over the course of the first quarter last year. Therefore, there continues to be a carry-over impact in comparing the 2008 first quarter volume and revenues to that of the prior year. We estimate that the carry-over impact of our change in status with UNH reduced 2008 revenue growth by approximately 1%.

          Our clinical testing business, which accounts for over 90% of our net revenues, grew 17.1% above the prior year level, with AmeriPath contributing 14.3% growth. Volume, measured by the number of requisitions, increased 5.6% for the quarter ended March 31, 2008, primarily due to the impact of the AmeriPath acquisition. We estimate that the impact of our change in status with UNH reduced volume growth by approximately 1.5% . After adjusting for the impact of the UNH contract change, results for the three months ended March 31, 2008 reflect underlying improvement in volume of between one and two percent. This is despite an almost 10% decline in pre-employment drug testing volume, which accounts for approximately 7% of our total volume. We believe the volume decrease in pre-employment drug testing is principally due to slower hiring by the employers served by this business. The revenue per requisition for this business is typically lower-priced than our average, so the impact to revenue and profitability is generally much less. Revenue per requisition increased 10.8% for the three months ended March 31, 2008 and was impacted by the results of AmeriPath, which contributed 7.8% to the improvement. The balance of the increase is primarily driven by a positive test mix, partially offset by price reductions on various health plan contracts.

          Our businesses other than clinical laboratory testing accounted for approximately 9% of our net revenues for the three months ended March 31, 2008 and 2007. These businesses include our risk assessment services business, our clinical trials testing business, our healthcare information technology business, MedPlus, and our diagnostic products business. The revenues for these businesses as a group grew 16% over the prior year, with the increase primarily driven by a strong performance of our point-of-care, our clinical trials testing and our healthcare information technology businesses.

          Operating Costs and Expenses

          Total operating costs and expenses for the three months ended March 31, 2008 increased $179 million from the prior year period. This increase is primarily due to costs associated with the acquired operations of AmeriPath, and increased costs associated with annual compensation adjustments. These increases were partially offset by actions taken to improve our operating efficiency and reduce the size of our workforce.

          Results for the three months ended March 31, 2007, include $10.7 million of costs associated with workforce reductions ($3.9 million included in cost of services and $6.8 million included in selling, general and administrative) and $4 million of in-process research and development costs associated with the acquisition of HemoCue, which was recorded in other operating expense, net.

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 59.3% of net revenues for the three months ended March 31, 2008, decreasing from 61.1% of net revenues in the prior year period. The improvement over the prior year reflects actions taken to reduce our cost structure and higher revenue per requisition.

          Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense, and general management and administrative support, were 24.4% of net revenues for the three months ended March 31, 2008, compared to 25.2% in the prior year period. This improvement was primarily due to actions taken to reduce our cost structure and higher revenue per requisition, partially offset by the impact of the acquired operations of AmeriPath. In addition, the first quarter of 2007 contained costs associated with efforts to retain business and clarify for patients, physicians and employers misinformation regarding the UNH contract change.

          For the three months ended March 31, 2008 and 2007, bad debt expense was 4.8% and 4.4% of net revenues, respectively. The increase was driven by the inclusion of AmeriPath, which carries a higher bad debt rate than the rest of our business, primarily due to its revenue and customer mix, and increased the consolidated bad debt rate by approximately 0.7% .

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

          Operating Income

          Operating income for the three months ended March 31, 2008 was $280 million, or 15.7% of net revenues, compared to $201 million, or 13.2% of net revenues, in the prior year period. The increase in the operating income percentage is primarily due to actions we have taken to reduce our cost structure, partially offset by the impact of the acquired operations of AmeriPath. In addition, the operating income percentage for the three months ended March 31, 2008, reflects the impact of the various items which served to reduce cost of services and selling, general and administrative expenses as a percentage of revenues.

          Other Income (Expense)

          Interest expense, net for the three months ended March 31, 2008 increased $21 million over the prior year period. The increase was primarily due to additional interest expense associated with borrowings used to fund the acquisition of AmeriPath.

          Discontinued Operations

          Loss from discontinued operations, net of tax, for the three months ended March 31, 2008 was $1.1 million, or $0.01 per diluted share, compared to $1.6 million, or $0.01 per diluted share in 2007. Results for the three months ended March 31, 2008 and 2007 reflect expenses associated with the on-going government investigation of NID, which is more fully described in Notes 6 and 7 to the interim consolidated financial statements.

          Quantitative and Qualitative Disclosures About Market Risk

          We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that may include the use of derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. We do not believe that our foreign exchange exposure is material to our financial condition or results of operations. See Note 11 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K for additional discussion of our financial instruments and hedging activities.

          At March 31, 2008 and December 31, 2007, the fair value of our debt was estimated at approximately $3.4 billion and $3.6 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2008, and December 31, 2007, the estimated fair value exceeded the carrying value of the debt by approximately $19.3 million and $59.1 million, respectively. A hypothetical 10% increase in interest rates on our total debt portfolio (representing approximately 54 and 61 basis points at March 31, 2008 and December 31, 2007, respectively) would potentially reduce the estimated fair value of our debt by approximately $76 million and $78 million at March 31, 2008 and December 31, 2007, respectively.

          Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility, our term loan due December 2008, and our term loan due May 2012, are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest rates on our senior unsecured revolving credit facility, term loan due December 2008 and term loan due May 2012 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of March 31, 2008, the borrowing rates under these credit facilities were: for our senior unsecured credit facility, LIBOR plus 0.40%; for our term loan due December 2008, LIBOR plus 0.55%; and for our term loan due May 2012, LIBOR plus 0.50% . At March 31, 2008, the LIBOR rate was 2.70% . At March 31, 2008, there was $1.4 billion outstanding under our term loan due May 2012, $45 million outstanding under our term loan due December 2008; and no borrowings outstanding under our secured receivables credit facility and our $750 million senior unsecured revolving credit facility.

          During the third quarter ended September 30, 2007, we entered into various variable-to-fixed interest rate swap agreements, whereby we fixed the interest rates on $500 million of our term loan due May 2012 for periods ranging from October 2007 through October 2009. The fixed interest rates range from 5.095% to 5.267% . Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing approximately 31 basis points) would impact annual net interest expense by approximately $3 million, assuming no changes to the debt outstanding at March 31, 2008.

          The fair value of the interest rate swap agreements at March 31, 2008 was $12.5 million. A hypothetical 10% decrease in interest rates on our term loan (representing approximately 30 basis points) would potentially decrease the fair value of these instruments by approximately $1.3 million. A hypothetical 10% increase in interest rates would potentially increase the fair value of these instruments by approximately $1.6 million. For details regarding our outstanding debt and our financial instruments, see Notes 10 and 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007.

          Risk Associated with Investment Portfolio

          Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying values of our available-for-sale equity securities and privately held securities were $17 million at March 31, 2008.

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

          Fair Value Measurements

          On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). Adoption of this accounting standard did not have a material effect on our financial position, results of operations or cash flows. See Note 1 to the interim consolidated financial statements for further details.

          SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) became effective for the Company on January 1, 2008. As of January 1, 2008 and for the period ended March 31, 2008, the Company has elected not to apply the fair value option to any of its financial assets or financial liabilities on-hand because the Company does not believe that application of SFAS 159’s fair value option is appropriate given the nature of its business operations. See Note 1 to the interim consolidated financial statements for further details.

          Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at March 31, 2008 totaled $170 million compared to $168 million at December 31, 2007. Cash flows from operating activities in 2008 were $158 million, which were used to fund investing and financing activities of $17 million and $138 million, respectively. Cash and cash equivalents at March 31, 2007 totaled $158 million, compared to $150 million at December 31, 2006. Cash flows from operating activities in 2007 were $152 million, which together with cash flows from financing activities of $203 million, were used to fund investing activities of $346 million.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for the three months ended March 31, 2008 was $158 million compared to $152 million in the prior year period. This increase was due to higher earnings in the current year partially offset by a larger increase in accounts receivable compared to the prior year. Days sales outstanding, a measure of billing and collection efficiency, were 48 days at March 31, 2008 unchanged from the fourth quarter of 2007. During the first quarter of 2007, days sales outstanding improved by one day to 47 days at March 31, 2007.

          Cash Flows from Investing Activities

          Net cash used in investing activities for the three months ended March 31, 2008 was $17 million, consisting principally of capital expenditures of $47 million, partially offset by $23 million related to the receipt of a payment from an escrow fund established at the time of the acquisition of HemoCue, and a decrease in investments of $7 million.

          Net cash used in investing activities for the three months ended March 31, 2007 was $346 million, consisting principally of $307 million related to the acquisition of HemoCue and capital expenditures of $40 million.

          Cash Flows from Financing Activities

          Net cash used in financing activities for the three months ended March 31, 2008 was $138 million, consisting primarily of net reductions of debt of $115 million, which included the repayment of $120 million on our Secured Receivables Credit Facility and $15 million on our Term Loan due December 31, 2008, offset partially by borrowings of $20 million on our Secured Receivables Credit Facility. In addition cash flows from financing activities include dividend payments of $19 million.

          Net cash provided by financing activities for the three months ended March 31, 2007 was $203 million, consisting primarily of proceeds from borrowings of $450 million, used to finance the acquisition of HemoCue and to fund the repayment of HemoCue’s outstanding debt, and $22 million in proceeds from the exercise of stock options, including related tax benefits, partially offset by repayments of debt totaling $128 million, purchases of treasury stock totaling $105 million and dividend payments of $19 million. The $128 million of debt repayment consists of $113 million to repay HemoCue’s outstanding debt and a repayment of $15 million on our term loan due 2008. The $105 million of treasury stock represents 2.1 million shares of our common stock purchased at an average price of $50.98 per share.

          Dividend Program

          During each of the quarters of 2007, our Board of Directors declared a quarterly cash dividend of $0.10 per common share. On February 14, 2008, our Board of Directors declared a quarterly cash dividend per common share of $0.10, paid on April 18, 2008. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchase Plan

          We did not purchase any shares of our common stock during the first quarter of 2008. Through March 31, 2008, we have repurchased approximately 44.1 million shares of our common stock at an average price of $45.35 for $2 billion under our share repurchase program. At March 31, 2008, the total available for repurchases under the remaining authorizations was $104 million.

          Contractual Obligations and Commitments

          The following table summarizes certain of our contractual obligations as of March 31, 2008:

	Payments due by period
	(in thousands)
		Remainder
Contractual Obligations	Total	of 2008	1-3 years	3 –5 years	After 5 years

Long-term debt	$3,406,275	$46,800	$586,397	$1,474,641	$1,298,437
Capital lease obligations	21,232	1,992	1,925	2,123	15,192
Interest payments on outstanding debt	1,619,683	136,465	342,832	221,104	919,282
Operating leases	689,217	133,305	276,402	148,255	131,255
Purchase obligations	81,932	30,742	39,467	11,214	509
Total contractual obligations	$5,818,339	$349,304	$1,247,023	$1,857,337	$2,364,675

          Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of March 31, 2008 applied to the March 31, 2008 balances, which are assumed to remain outstanding through their maturity dates.

          A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 10 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase products or services at December 31, 2007 is contained in Note 15 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.

          As of March 31, 2008, our total liabilities for unrecognized tax benefits were approximately $101 million, which were excluded from the table above. Based upon the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations, we believe it is reasonably possible that this amount may decrease by up to $36 million within the next twelve months. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 5 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

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

          Requirements and Capital Resources

          We estimate that we will invest between $280 million and $300 million during 2008 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades. During the first quarter of 2008, we continued to make investments in support of our plans to develop and deploy standard systems across both the AmeriPath practices and our clinical laboratories. We have completed the enhancements to the AmeriPath laboratory and billing systems and we plan to begin deployment of the enhanced systems in the second quarter of 2008. These investments will enable significant productivity gains and improved customer service.

          As of March 31, 2008, $1.1 billion of borrowing capacity was available under our existing credit facilities, including $375 million available under our secured receivables credit facility.

          Our secured receivables credit facility, which is supported by one-year back-up facilities provided by two banks on a committed basis, matures on May 23, 2008. We are currently in discussions to renew or replace the facility.

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

          Impact of New Accounting Standards

          In March 2008, the Financial Accounting Standards Board issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. The impact of this accounting standard is discussed in Note 1 to the interim consolidated financial statements.

          Forward-Looking Statements

          Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may”, “believe”, “will”, “expect”, “project”, “estimate”, “anticipate”, “plan” or “continue”. These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could significantly cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, adverse results from pending or future government investigations, lawsuits or private actions, the competitive environment, changes in government regulations, changing relationships with customers, payers, suppliers and strategic partners and other factors discussed in “Business” in Part I, Item 1, “Risk Factors” and “Cautionary Factors That May Affect Future Results” in Item I, Part 1A, “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A in our 2007 Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” in our 2008 Quarterly Reports on Form 10-Q and other items throughout the 2007 Form 10-K and our 2008 Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

          See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4.      Controls and Procedures

(a)	Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b)	During the first quarter of 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

          See Note 7 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

          We did not purchase any shares of our common stock during the quarter ended March 31, 2008.

Item 6.      Exhibits

Exhibits:

10.1	Amendment No. 1 to Letter of Agreement between SmithKline Beecham Corporation and Quest Diagnostics Incorporated dated March 31, 2008.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 24, 2008
Quest Diagnostics Incorporated

By	/s/ Surya N. Mohapatra
Surya N. Mohapatra, Ph.D.
Chairman of the Board, President and
Chief Executive Officer

By	/s/ Robert A. Hagemann
Robert A. Hagemann
Senior Vice President and
Chief Financial Officer