Form 10-Q
period 2008-06-30
QUEST DIAGNOSTICS INC
filed 2008-07-24
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
Commission file number 001-12215

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

Large accelerated filer	X		Accelerated filer ______
Non-accelerated filer	______	(Do not check if a smaller reporting company)	Smaller reporting company ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ______   No     X

As of July 18, 2008, there were 195,131,806 outstanding shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
		Page
	Index to consolidated financial statements filed as part of this report:

	Consolidated Statements of Operations for the Three and
	Six Months Ended June 30, 2008 and 2007	2

	Consolidated Balance Sheets as of
	June 30, 2008 and December 31, 2007	3

	Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2008 and 2007	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations

	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	See Item 2. “Management’s Discussion and Analysis of Financial Condition
	and Results of Operations”	33

Item 4.	Controls and Procedures

	Controls and Procedures	33

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenues	$1,837,901	$1,641,156	$3,622,538	$3,167,364

Operating costs and expenses:

Cost of services	1,083,481	968,742	2,142,108	1,900,527
Selling, general and administrative	438,037	395,105	873,115	779,898
Amortization of intangible assets	9,916	5,350	19,180	9,810
Other operating (income) expense, net	(1,656)	(450)	(249)	3,850
Total operating costs and expenses	1,529,778	1,368,747	3,034,154	2,694,085

Operating income	308,123	272,409	588,384	473,279

Other income (expense):
Interest expense, net	(45,432)	(39,158)	(93,049)	(65,685)
Minority share of income	(7,826)	(6,353)	(14,880)	(12,483)
Equity earnings in unconsolidated joint ventures	7,592	6,597	15,591	13,501
Other income (expense), net	548	337	(489)	2,345
Total non-operating expenses, net	(45,118)	(38,577)	(92,827)	(62,322)

Income from continuing operations before taxes	263,005	233,832	495,557	410,957
Income tax expense	100,787	91,853	192,645	161,463
Income from continuing operations	162,218	141,979	302,912	249,494
Loss from discontinued operations, net of taxes	(890)	(647)	(1,977)	(2,269)
Net income	$161,328	$141,332	$300,935	$247,225

Earnings per common share - basic:
Income from continuing operations	$0.83	$0.74	$1.56	$1.29
Loss from discontinued operations	-	-	(0.01)	(0.01)
Net income	$0.83	$0.74	$1.55	$1.28

Earnings per common share - diluted:
Income from continuing operations	$0.83	$0.73	$1.55	$1.28
Loss from discontinued operations	(0.01)	-	(0.01)	(0.01)
Net income	$0.82	$0.73	$1.54	$1.27

Weighted average common shares outstanding:
Basic	194,527	192,651	194,335	193,015
Diluted	196,119	194,476	195,951	194,870

Dividends per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007
(in thousands, except per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)	(audited)

Assets
Current assets:
Cash and cash equivalents	$143,398	$167,594
Accounts receivable, net of allowance for doubtful accounts of $286,752
and $250,067 at June 30, 2008 and December 31, 2007, respectively	922,513	881,967
Inventories	98,331	95,234
Deferred income taxes	161,182	149,841
Prepaid expenses and other current assets	91,664	79,721
Total current assets	1,417,088	1,374,357
Property, plant and equipment, net	893,073	911,998
Goodwill, net	5,219,770	5,220,104
Intangible assets, net	873,633	886,733
Other assets	163,469	172,501
Total assets	$8,567,033	$8,565,693

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,080,236	$1,124,716
Short-term borrowings and current portion of long-term debt	50,364	163,581
Total current liabilities	1,130,600	1,288,297
Long-term debt	3,209,298	3,377,212
Other liabilities	559,481	575,942
Stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both June 30, 2008 and December 31, 2007; 214,112 and 213,745
issued at June 30, 2008 and December 31, 2007, respectively	2,141	2,137
Additional paid-in capital	2,237,346	2,210,825
Retained earnings	2,319,730	2,057,744
Accumulated other comprehensive income	46,951	25,279
Treasury stock, at cost; 19,032 and 19,705 shares at June 30, 2008 and
December 31, 2007, respectively	(938,514)	(971,743)
Total stockholders’ equity	3,667,654	3,324,242
Total liabilities and stockholders’ equity	$8,567,033	$8,565,693

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(unaudited)
(in thousands)

	Six Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$300,935	$247,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132,684	105,233
Provision for doubtful accounts	167,568	138,725
Stock-based compensation expense	36,841	31,608
Deferred income tax (benefit) provision	(6,061)	7,680
Minority share of income	14,880	12,483
Excess tax benefits from stock-based compensation arrangements	(1,223)	(5,576)
Other, net	(4,811)	539
Changes in operating assets and liabilities:
Accounts receivable	(213,615)	(185,462)
Accounts payable and accrued expenses	(40,065)	(68,214)
Integration, settlement and other special charges	(4,196)	(5,163)
Income taxes payable	2,187	5,697
Other assets and liabilities, net	(13,914)	(4,429)
Net cash provided by operating activities	371,210	280,346

Cash flows from investing activities:
Business acquisitions, net of cash acquired	19,887	(1,479,439)
Capital expenditures	(94,821)	(89,332)
Decrease (increase) in investments and other assets	5,965	(6,488)
Net cash used in investing activities	(68,969)	(1,575,259)

Cash flows from financing activities:
Repayments of debt	(304,082)	(2,247,838)
Proceeds from borrowings	20,039	3,670,995
Purchases of treasury stock	-	(105,000)
Dividends paid	(38,889)	(38,662)
Exercise of stock options	11,562	27,260
Excess tax benefits from stock-based compensation arrangements	1,223	5,576
Decrease in book overdrafts	(4,167)	(18,427)
Financing costs paid	(289)	(16,997)
Distributions to minority partners	(11,834)	(9,336)
Net cash (used in) provided by financing activities	(326,437)	1,267,571

Net change in cash and cash equivalents	(24,196)	(27,342)

Cash and cash equivalents, beginning of period	167,594	149,640

Cash and cash equivalents, end of period	$143,398	$122,298

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise indicated)
(unaudited)

1.          BASIS OF PRESENTATION

          Background

          Quest Diagnostics Incorporated and its subsidiaries (“Quest Diagnostics” or the “Company”) is the world’s largest provider of diagnostic testing, information and services, providing insights that enable physicians and other healthcare professionals to make decisions to improve health. Quest Diagnostics offers patients and physicians the broadest access to diagnostic laboratory services through the Company’s network of laboratories and owned patient service centers. The Company provides interpretive consultation through the largest medical and scientific staff in the industry, with approximately 900 M.D.s and Ph.D.s around the country. Quest Diagnostics is the leading provider of gene-based and other esoteric testing, the leading provider of anatomic pathology services and the leading provider of testing for drugs-of-abuse. The Company is also a leading provider of testing for clinical trials, and risk assessment services for the life insurance industry. The Company’s diagnostics products business manufactures and markets diagnostic test kits and specialized point-of-care testing. Quest Diagnostics empowers healthcare organizations and clinicians with state-of-the-art information technology solutions that can improve patient care and medical practice.

          Basis of Presentation

          The interim consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2007 Annual Report on Form 10-K.

          Earnings Per Share

          Basic earnings per common share is calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted average common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the dilutive effect of outstanding stock options, performance share units, restricted common shares and restricted stock units granted under the Company’s Amended and Restated Employee Long-Term Incentive Plan and its Amended and Restated Director Long-Term Incentive Plan.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Income from continuing operations	$162,218	$141,979	$302,912	$249,494
Loss from discontinued operations	(890)	(647)	(1,977)	(2,269)
Net income available to common
stockholders – basic and diluted	$161,328	$141,332	$300,935	$247,225

Weighted average common shares
outstanding – basic	194,527	192,651	194,335	193,015

Effect of dilutive securities:
Stock options, restricted common shares
and performance share units	1,592	1,825	1,616	1,855
Weighted average common shares
outstanding – diluted	196,119	194,476	195,951	194,870

Earnings per common share – basic:
Income from continuing operations	$0.83	$0.74	$1.56	$1.29
Loss from discontinued operations	-	-	(0.01)	(0.01)
Net income	$0.83	$0.74	$1.55	$1.28

Earnings per common share – diluted:
Income from continuing operations	$0.83	$0.73	$1.55	$1.28
Loss from discontinued operations	(0.01)	-	(0.01)	(0.01)
Net income	$0.82	$0.73	$1.54	$1.27

          Stock options, restricted common shares, restricted stock units and performance share units of 5.2 million shares and 4.7 million shares for the three and six months ended June 30, 2008, respectively, were not included due to their antidilutive effect.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 amended SFAS 157 to exclude from its scope SFAS No. 13, “Accounting for Leases”, and its related interpretive accounting pronouncements that address leasing transactions. However, this exclusion does not apply to the Company’s impairment of long-lived assets under a capital lease pursuant to SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company’s cost to terminate an operating lease under SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” and the measurement of acquired leases in a business combination pursuant to SFAS No. 141 or 141(R), “Business Combinations.” Also in February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 amended SFAS 157 to defer the effective date of SFAS 157 for one year (January 1, 2009 for Quest Diagnostics) for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company is currently assessing the impact of SFAS 157 on its non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis.

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

		Basis of Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Significant
		Identical	Other	Significant
		Assets /	Observable	Unobservable
		Liabilities	Inputs	Inputs
	June 30,
	2008	Level 1	Level 2	Level 3
Assets:
Trading securities	$31,529	$31,529	$-	$-
Cash surrender value of life insurance
policies	16,510	-	16,510	-
Available-for-sale securities	2,045	2,045	-	-
Total	$50,084	$33,574	$16,510	$-

Liabilities:
Interest rate swaps	$7,301	$-	$7,301	$-
Deferred compensation liabilities	50,571	-	50,571	-
Total	$57,872	$-	$57,872	$-

          The Company offers certain employees the opportunity to participate in a supplemental deferred compensation plan. A participant’s deferrals, together with Company matching credits, are invested in a variety of

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

participant directed stock and bond mutual funds as well as Company stock and are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation. The deferred compensation liabilities are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the trading securities.

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

          SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) became effective for the Company on January 1, 2008. SFAS 159 provides companies with an option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and financial liabilities. As of January 1, 2008 and for the period ended June 30, 2008, the Company has elected not to apply the fair value option to any of its financial assets or financial liabilities on-hand because the Company does not believe that application of SFAS 159’s fair value option is appropriate, given the nature of its business operations.

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturity of these instruments. In accordance with the provisions of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” at June 30, 2008 and December 31, 2007, the fair value of the Company’s debt was estimated at $3.2 billion and $3.6 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At June 30, 2008, the carrying value exceeded the estimated fair value of the debt by approximately $13.6 million and at December 31, 2007, the estimated fair value exceeded the carrying value of the debt by $59.1 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          New Accounting Standards

          In March 2008, the FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company as of January 1, 2009. The adoption of SFAS 161 is not expected to have a material impact on the Company’s consolidated financial statements.

          In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AICPA Professional Standards AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of SFAS 162 is not expected to have a material impact on the Company’s consolidated financial statements.

          In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for the Company as of January 1, 2009 and in accordance with its requirements it will be applied retrospectively. The Company does not expect the adoption of FSP EITF 03-6-1 to have a material impact on its consolidated financial statements.

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

          HemoCue received Food and Drug Administration (“FDA”) 510(k) clearance in October 2007 for its White Blood Cell Analyzer, a whole-blood test performed on finger-stick samples that assist physicians diagnosing infection, inflammation, bone marrow failure, autoimmune diseases and many other medical conditions now routinely tested by reference laboratories. Additionally, in June 2008, HemoCue was granted a Clinical Laboratories Improvement Amendments of 1988 (“CLIA”) waiver for its Albumin 201 System, which will screen patients for microalbuminuria and allow physicians to begin treatment based on the test’s results during a single office visit.

          In conjunction with the acquisition of HemoCue, the Company repaid approximately $113 million of debt, representing substantially all of HemoCue’s existing outstanding debt as of January 31, 2007.

          The Company financed the aggregate purchase price of $344 million, which includes transaction costs of approximately $7 million, of which $2 million was paid in 2006, and the repayment of substantially all of HemoCue’s outstanding debt with the proceeds from a new $450 million term loan and cash on-hand. On May 31, 2007, the Company refinanced this term loan. In January 2008, the Company received a payment of approximately $23 million from an escrow fund established at the time of the acquisition which reduced the aggregate purchase price to $321 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

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

          In addition to the amortizable intangibles noted above, $53.8 million was allocated to tradenames, which is not subject to amortization, and $4.0 million was allocated to in-process research and development (“IPR&D”). The IPR&D was expensed in the Company’s results of operations during the first quarter of 2007, in accordance with FASB Interpretation No. 4, “Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method,” and is included in “other operating (income) expense, net” within the consolidated statements of operations.

          Supplemental pro forma combined financial information has not been presented as the acquisition is not material to the Company’s consolidated results of operations.

          Acquisition of AmeriPath

          On May 31, 2007, the Company completed its acquisition of AmeriPath, in an all-cash transaction valued at approximately $2.0 billion, including approximately $780 million of assumed debt and related accrued interest. AmeriPath is a leading provider of anatomic pathology, including dermatopathology, and esoteric testing which generates annual revenues of approximately $800 million.

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

           The acquisition of AmeriPath was accounted for under the purchase method of accounting. As such, the cost to acquire AmeriPath was allocated to the respective assets and liabilities acquired based on their estimated fair values as of the closing date. During the second quarter of 2008, the Company finalized its fair value estimates of the assets and liabilities acquired.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The following table summarizes the Company’s purchase price allocation of the cost to acquire AmeriPath:

Fair Values
as of
May 31,
2007
Current assets	$196,165
Property and equipment	125,817
Intangible assets	561,300
Goodwill	1,467,367
Other assets	67,685
Total assets acquired	2,418,334

Current liabilities	141,435
Long-term liabilities	260,453
Long-term debt	801,424
Total liabilities assumed	1,203,312

Net assets acquired	$1,215,022

          The acquired amortizable intangibles are being amortized over their estimated useful lives as follows:

		Weighted average
	Fair Value	useful life
Customer relationships	$327,500	20 years
Non-compete agreement	5,800	5 years
Tradename	2,500	2 years

          In addition to the amortizable intangibles noted above, $226 million was allocated to tradenames, which is not subject to amortization.

          Of the amount allocated to goodwill and intangible assets, approximately $100 million is expected to be deductible for tax purposes.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Pro Forma Combined Financial Information

          The following unaudited pro forma combined financial information for the three and six months ended June 30, 2007 assumes that the AmeriPath acquisition and related financing, including the Company’s June 2007 senior notes offering, were completed on January 1, 2007 (in thousands, except per share data):

	Three Months	Six Months
	Ended	Ended
	June 30, 2007

Net revenues	$1,774,336	$3,501,238
Net income	117,458	212,695

Basic earnings per common share:
Net income	$0.61	$1.10
Weighted average common shares
outstanding - basic	192,651	193,015

Diluted earnings per share:
Net income	$0.60	$1.09
Weighted average common shares
outstanding – diluted	194,476	194,870

          The unaudited pro forma combined financial information presented above reflects certain reclassifications to the historical financial statements of AmeriPath to conform the acquired company’s accounting policies and classification of certain costs and expenses to that of Quest Diagnostics. These adjustments had no impact on pro forma net income. Pro forma results for the three and six months ended June 30, 2007 exclude transaction related costs of $44 million, which were incurred and expensed by AmeriPath in conjunction with its acquisition by Quest Diagnostics.

3.          GOODWILL AND INTANGIBLE ASSETS

          Goodwill at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,	December 31,
	2008	2007

Goodwill	$5,400,808	$5,401,216
Less: accumulated amortization	(181,038)	(181,112)
Goodwill, net	$5,219,770	$5,220,104

          The changes in the gross carrying amount of goodwill for the six month period ended June 30, 2008 and for the year ended December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007

Balance at beginning of period	$5,401,216	$3,572,238
Goodwill acquired during the period	(23,982)	1,789,732
Other	23,574	39,246
Balance at end of period	$5,400,808	$5,401,216

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          For the six months ended June 30, 2008, the decrease in goodwill acquired was primarily due to a payment received from an escrow fund established at the time of the HemoCue acquisition, (see Note 2 for further discussion), and the realization of certain pre-acquisition net operating loss carry forwards. The increase in other was primarily related to foreign currency translation. Approximately 90% of the Company’s goodwill as of June 30, 2008 and December 31, 2007 was associated with its clinical testing business.

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

          Intangible assets at June 30, 2008 and December 31, 2007 consisted of the following:

	Weighted
	Average	June 30, 2008			December 31, 2007
	Amortization		Accumulated			Accumulated
	Period	Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Customer-related
intangibles	19 years	$591,181	$(85,388)	$505,793	$589,418	$(70,036)	$519,382
Non-compete
agreements	5 years	54,016	(47,412)	6,604	53,832	(46,476)	7,356
Other	13 years	64,373	(11,700)	52,673	64,214	(8,394)	55,820
Total	19 years	709,570	(144,500)	565,070	707,464	(124,906)	582,558

Intangible assets not subject
to amortization:
Tradenames		308,563	-	308,563	304,175	-	304,175

Total intangible assets		$1,018,133	$(144,500)	$873,633	$1,011,639	$(124,906)	$886,733

          Amortization expense related to intangible assets was $9.9 million and $5.4 million for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, amortization expense related to intangible assets was $19.2 million and $9.8 million, respectively.

          The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2008 is as follows:

Fiscal Year Ending
December 31,

Remainder of 2008	$17,278
2009	36,967
2010	36,188
2011	35,909
2012	34,664
2013	33,680
Thereafter	370,384
Total	$565,070

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

4.          STOCKHOLDERS’ EQUITY

          Changes in stockholders’ equity for the six months ended June 30, 2008 were as follows:

					Accumulated
	Shares of				Other
	Common		Additional		Compre-	Treasury	Compre-
	Stock	Common	Paid-In	Retained	hensive	Stock,	hensive
	Outstanding	Stock	Capital	Earnings	Income (Loss)	at Cost	Income
Balance,
December 31, 2007	194,040	$2,137	$2,210,825	$2,057,744	$25,279	$(971,743)
Net income				300,935			$300,935
Currency translation					26,818		26,818
Market valuation, net of tax
benefit of $2,269					(3,461)		(3,461)
Deferred loss, less
reclassifications					(1,685)		(1,685)
Comprehensive income							$322,607
Dividends declared				(38,949)
Issuance of common stock under
benefit plans	693	4	(21)			9,326
Stock-based compensation
expense			30,909			5,932
Exercise of stock options	397		(8,023)			19,585
Shares to cover employee payroll
tax withholdings on stock
issued under benefit plans	(50)		(687)			(1,614)
Tax benefits associated with
stock-based compensation plans			4,009
Other			334
Balance,
June 30, 2008	195,080	$2,141	$2,237,346	$2,319,730	$46,951	$(938,514)

          For the three months ended June 30, 2008, total comprehensive income was $157 million.

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

          For the three and six months ended June 30, 2008, the Company reissued 0.3 million shares and 0.7 million shares, respectively, for employee benefit plans. The Company did not purchase any shares of its common stock during the three or six months ended June 30, 2008. Since the inception of the share repurchase program in May 2003 through June 30, 2008, the Company has repurchased 44.1 million shares of its common stock at an average price of $45.35 for approximately $2 billion. At June 30, 2008, $104 million of the share repurchase authorizations remained available.

          During each of the quarters of 2008 and 2007, the Company’s Board of Directors has declared a quarterly cash dividend of $0.10 per common share.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Changes in stockholders’ equity for the six months ended June 30, 2007 were as follows:

					Accumulated
	Shares of				Other
	Common		Additional		Compre-	Treasury	Compre-
	Stock	Common	Paid-In	Retained	hensive	Stock,	hensive
	Outstanding	Stock	Capital	Earnings	Income (Loss)	at Cost	Income
Balance,
December 31, 2006	193,949	$2,138	$2,185,073	$1,800,255	$(65)	$(968,230)
Net income				247,225			$247,225
Currency translation					8,897		8,897
Market valuation, net of tax
benefit of $69					(105)		(105)
Deferred loss, less
reclassifications					(3,613)		(3,613)
Comprehensive income							$252,404
Dividends declared				(38,539)
Issuance of common stock under
benefit plans	230		(1,313)			11,084
Stock-based compensation
expense			31,608
Exercise of stock options	886		(16,154)			43,414
Shares to cover employee payroll
tax withholdings on stock
issued under benefit plans	(18)	(1)	(918)
Tax benefits associated with
stock-based compensation
plans			6,813
Purchases of treasury stock	(2,060)					(105,000)
Adjustments upon adoption of
FASB Interpretation No. 48			(10,441)	(5,146)
Other			2,345
Balance,
June 30, 2007	192,987	$2,137	$2,197,013	$2,003,795	$5,114	$(1,018,732)

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

5.          SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Depreciation expense	$57,509	$49,548	$113,504	$95,423

Interest expense	(46,876)	(40,683)	(96,521)	(68,773)
Interest income	1,444	1,525	3,472	3,088
Interest expense, net	(45,432)	(39,158)	(93,049)	(65,685)

Interest paid	40,702	58,810	99,631	79,084
Income taxes paid	168,371	130,989	193,213	140,240

Businesses acquired:
Fair value of assets acquired	$-	$2,356,750	$-	$2,886,712
Fair value of liabilities assumed	-	1,145,590	-	1,333,888

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

          The government investigation of NID continues (see Note 8). During the third quarter of 2007, the government and the Company began settlement discussions. In the course of those discussions, the government disclosed to the Company certain of the government’s legal theories regarding the amount of damages allegedly incurred by the government. The Company analyzed the government’s position and presented its own analysis which argued against many of the government’s claims. In light of that analysis and based on the status of settlement discussions, the Company established a reserve, in accordance with generally accepted accounting principles, reflected in discontinued operations, of $241 million during the second half of 2007 in connection with these claims. The Company estimates that the amount reserved represents the minimum expected probable loss with respect to this matter. See Note 8 for further details.

          Summarized financial information for the discontinued operations of NID is set forth below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net revenues	$-	$-	$-	$-

Loss from discontinued operations before income
taxes	(1,500)	(1,111)	(3,093)	(3,766)
Income tax benefit	(610)	(464)	(1,116)	(1,497)
Loss from discontinued operations, net of taxes	$(890)	$(647)	$(1,977)	$(2,269)

          Results for the three and six months ended June 30, 2008 and 2007 reflect expenses associated with the ongoing government investigation of NID. The $241 million reserve established in 2007 in connection with various

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

government claims is included in “accounts payable and accrued expenses” in the consolidated balance sheets at June 30, 2008 and December 31, 2007. The deferred tax asset recorded in connection with establishing the reserve is included in “deferred income taxes” in the consolidated balance sheets at June 30, 2008 and December 31, 2007. The remaining balance sheet information related to NID was not material at June 30, 2008 and December 31, 2007.

7.          DEBT

          In June 2008, the Company amended its existing receivables securitization facility (the “Secured Receivables Credit Facility”) and increased it from $375 million to $400 million. The Secured Receivables Credit Facility is supported by back-up facilities provided on a committed basis by two banks: (a) $125 million, which matures on December 13, 2008 and (b) $275 million, which matures on June 10, 2009. Interest on the Secured Receivables Credit Facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. Borrowings outstanding under the Secured Receivables Credit Facility, if any, are classified as a current liability on the Company's consolidated balance sheet. At June 30, 2008, there were no borrowings outstanding under the Secured Receivables Credit Facility.

          In June 2008, the Company repaid $168 million of borrowings under the Term Loan due 2012. As of June 30, 2008, total borrowings outstanding under the Term Loan due 2012 were $1.2 billion.

8.          COMMITMENTS AND CONTINGENCIES

          The Company has lines of credit with two financial institutions totaling $95 million for the issuance of letters of credit (the “letter of credit lines”). The letter of credit lines, which are renewed annually, mature on November 30, 2008 and December 31, 2008 and are guaranteed by the Subsidiary Guarantors.

          In support of its risk management program, to ensure the Company’s performance or payment to third parties, $83 million were outstanding on the letter of credit lines at June 30, 2008. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

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

          During the second quarter of 2005, the Company received a subpoena from the United States Attorney’s Office for the District of New Jersey. The subpoena seeks the production of business and financial records regarding capitation and risk sharing arrangements with government and private payers for the years 1993 through 1999. Also, during the third quarter of 2005, the Company received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General. The subpoena seeks the production of various business records including records regarding the Company’s relationship with health maintenance organizations, independent physician associations, group purchasing organizations, and preferred provider organizations relating back to as early as 1995. The Company is cooperating with the United States Attorney’s Office and the Office of the Inspector General.

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

          In the first quarter of 2008, the U.S. Department of Justice informally requested records from the Company regarding AmeriPath’s billing practices for flow cytometry testing panels performed on blood, bone marrow and lymph node specimens. The inquiry seeks to determine whether AmeriPath may have billed for laboratory tests that were not medically necessary. The Company is cooperating fully with the inquiry.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

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

          Management has established reserves in accordance with generally accepted accounting principles for the other matters discussed above. Such reserves totaled less than $5 million as of June 30, 2008. Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid. However, there may be pending qui tam claims brought by former employees or other “whistle blowers”, or other pending claims as to which the Company has not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

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

9.          BUSINESS SEGMENT INFORMATION

          Clinical testing is an essential element in the delivery of healthcare services. Physicians use tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical laboratory testing is generally categorized as clinical testing and anatomic pathology testing. Clinical testing is performed on body fluids, such as blood and urine. Anatomic pathology testing is performed on tissues, including biopsies, and other samples, such as human cells. Customers of the clinical testing business include patients, physicians, hospitals, employers, governmental institutions and other commercial clinical laboratories. The clinical testing business accounted for greater than 90% of net revenues from continuing operations in 2008 and 2007.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          During the the first quarter of 2007, the Company acquired HemoCue, and in the second quarter of 2007, it acquired AmeriPath (see Note 2). HemoCue is included in the Company’s other operating segments. AmeriPath’s operations are included in the Company’s clinical testing business.

          At June 30, 2008, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

          The following table is a summary of segment information for the three and six months ended June 30, 2008 and 2007. Segment asset information is not presented since it is not reported to or used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses. General management and administrative corporate expenses, including amortization of intangible assets, are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statements contained in the Company’s 2007 Annual Report on Form 10-K and Note 1 to the interim consolidated financial statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net revenues:
Clinical testing business	$1,676,491	$1,492,177	$3,305,310	$2,883,451
All other operating segments	161,410	148,979	317,228	283,913
Total net revenues	$1,837,901	$1,641,156	$3,622,538	$3,167,364

Operating earnings (loss):
Clinical testing business	$337,938	$297,810	$643,902	$533,909	(a)
All other operating segments	14,050	13,059	22,692	10,579	(b) (c)
General corporate expenses	(43,865)	(38,460)	(78,210)	(71,209)
Total operating income	308,123	272,409	588,384	473,279
Non-operating expenses, net	(45,118)	(38,577)	(92,827)	(62,322)
Income from continuing operations
before income taxes	263,005	233,832	495,557	410,957
Income tax expense	100,787	91,853	192,645	161,463
Income from continuing operations	162,218	141,979	302,912	249,494
Loss from discontinued operations, net
of taxes	(890)	(647)	(1,977)	(2,269)
Net income	$161,328	$141,332	$300,935	$247,225

(a)	During the six months ended June 30, 2007, operating income included $9.9 million of first quarter charges, associated with workforce reductions in response to reduced volume levels.

(b)

During the six months ended June 30, 2007, operating income included a $4 million first quarter charge related to the expensing of in-process research and development associated with the acquisition of HemoCue (see Note 2).

(c)	During the six months ended June 30, 2007, operating income included $0.8 million of first quarter charges, associated with workforce reductions in response to reduced volume levels.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

10.        SUMMARIZED FINANCIAL INFORMATION

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2008

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$210,309	$1,518,732	$160,313	$(51,453)	$1,837,901

Operating costs and expenses:
Cost of services	129,935	892,634	60,912	-	1,083,481
Selling, general and administrative	55,002	305,632	83,430	(6,027)	438,037
Amortization of intangible assets	58	7,807	2,051	-	9,916
Royalty (income) expense	(107,694)	107,694	-	-	-
Other operating expense (income), net	4	(49)	(1,611)	-	(1,656)
Total operating costs and expenses	77,305	1,313,718	144,782	(6,027)	1,529,778
Operating income	133,004	205,014	15,531	(45,426)	308,123
Non-operating expenses, net	(39,262)	(44,510)	(6,772)	45,426	(45,118)
Income from continuing operations before taxes .	93,742	160,504	8,759	-	263,005
Income tax expense	32,462	64,408	3,917	-	100,787
Income from continuing operations	61,280	96,096	4,842	-	162,218
Loss from discontinued operations, net of taxes	-	(889)	(1)	-	(890)
Equity earnings from subsidiaries	100,048	-	-	(100,048)	-
Net income	$161,328	$95,207	$4,841	$(100,048)	$161,328

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2007

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$203,886	$1,332,434	$185,680	$(80,844)	$1,641,156

Operating costs and expenses:
Cost of services	121,406	782,923	64,413	-	968,742
Selling, general and administrative	47,482	269,454	84,078	(5,909)	395,105
Amortization of intangible assets	50	4,009	1,291	-	5,350
Royalty (income) expense	(99,091)	99,091	-	-	-
Other operating expense (income), net	51	(288)	(213)	-	(450)
Total operating costs and expenses	69,898	1,155,189	149,569	(5,909)	1,368,747
Operating income	133,988	177,245	36,111	(74,935)	272,409
Non-operating expenses, net	(35,361)	(73,435)	(4,716)	74,935	(38,577)
Income from continuing operations before taxes .	98,627	103,810	31,395	-	233,832
Income tax expense	37,246	41,534	13,073	-	91,853
Income from continuing operations	61,381	62,276	18,322	-	141,979
Loss from discontinued operations, net of taxes	-	(656)	9	-	(647)
Equity earnings from subsidiaries	79,951	-	-	(79,951)	-
Net income	$141,332	$61,620	$18,331	$(79,951)	$141,332

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2008

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$407,728	$2,999,331	$330,469	$(114,990)	$3,622,538

Operating costs and expenses:
Cost of services	249,737	1,768,897	123,474	-	2,142,108
Selling, general and administrative	97,244	618,406	169,381	(11,916)	873,115
Amortization of intangible assets	113	15,725	3,342	-	19,180
Royalty (income) expense	(212,334)	212,334	-	-	-
Other operating expense (income), net	4	(150)	(103)	-	(249)
Total operating costs and expenses	134,764	2,615,212	296,094	(11,916)	3,034,154
Operating income	272,964	384,119	34,375	(103,074)	588,384
Non-operating expenses, net	(87,096)	(98,102)	(10,703)	103,074	(92,827)
Income from continuing operations before taxes .	185,868	286,017	23,672	-	495,557
Income tax expense	67,598	114,798	10,249	-	192,645
Income from continuing operations	118,270	171,219	13,423	-	302,912
Loss from discontinued operations, net of taxes	-	(1,624)	(353)	-	(1,977)
Equity earnings from subsidiaries	182,665	-	-	(182,665)	-
Net income	$300,935	$169,595	$13,070	$(182,665)	$300,935

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2007

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$415,769	$2,554,757	$356,565	$(159,727)	$3,167,364

Operating costs and expenses:
Cost of services	244,840	1,530,962	124,725	-	1,900,527
Selling, general and administrative	100,062	523,782	167,732	(11,678)	779,898
Amortization of intangible assets	135	6,562	3,113	-	9,810
Royalty (income) expense	(194,228)	194,228	-	-	-
Other operating expense (income), net	44	(282)	4,088	-	3,850
Total operating costs and expenses	150,853	2,255,252	299,658	(11,678)	2,694,085
Operating income	264,916	299,505	56,907	(148,049)	473,279
Non-operating expenses, net	(63,698)	(139,570)	(7,103)	148,049	(62,322)
Income from continuing operations before taxes .	201,218	159,935	49,804	-	410,957
Income tax expense	76,204	64,147	21,112	-	161,463
Income from continuing operations	125,014	95,788	28,692	-	249,494
Loss from discontinued operations, net of taxes	-	(2,176)	(93)	-	(2,269)
Equity earnings from subsidiaries	122,211	-	-	(122,211)	-
Net income	$247,225	$93,612	$28,599	$(122,211)	$247,225

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Balance Sheet
June 30, 2008
			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$97,829	$11,180	$34,389	$-	$143,398
Accounts receivable, net	16,986	262,224	643,303	-	922,513
Other current assets	53,370	199,510	105,518	(7,221)	351,177
Total current assets	168,185	472,914	783,210	(7,221)	1,417,088
Property, plant and equipment, net	214,246	632,874	45,953	-	893,073
Goodwill and intangible assets, net	153,374	5,397,992	542,037	-	6,093,403
Intercompany receivable (payable)	850,804	(494,125)	(356,679)	-	-
Investment in subsidiaries	5,315,631	-	-	(5,315,631)	-
Other assets	173,343	43,958	43,899	(97,731)	163,469
Total assets	$6,875,583	$6,053,613	$1,058,420	$(5,420,583)	$8,567,033

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$473,646	$567,228	$46,583	$(7,221)	$1,080,236
Short-term borrowings and current portion
of long-term debt	-	47,637	2,727	-	50,364
Total current liabilities	473,646	614,865	49,310	(7,221)	1,130,600
Long-term debt	2,635,856	248,142	325,300	-	3,209,298
Other liabilities	98,427	475,329	83,456	(97,731)	559,481
Stockholders’ equity	3,667,654	4,715,277	600,354	(5,315,631)	3,667,654
Total liabilities and stockholders’ equity	$6,875,583	$6,053,613	$1,058,420	$(5,420,583)	$8,567,033

Condensed Consolidating Balance Sheet
December 31, 2007
			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$111,610	$14,847	$41,137	$-	$167,594
Accounts receivable, net	27,309	234,532	620,126	-	881,967
Other current assets	46,986	183,505	101,055	(6,750)	324,796
Total current assets	185,905	432,884	762,318	(6,750)	1,374,357
Property, plant and equipment, net	215,062	654,341	42,595	-	911,998
Goodwill and intangible assets, net	153,848	5,422,270	530,719	-	6,106,837
Intercompany receivable (payable)	859,841	(610,371)	(249,470)	-	-
Investment in subsidiaries	5,149,196	-	-	(5,149,196)	-
Other assets	167,105	48,433	38,054	(81,091)	172,501
Total assets	$6,730,957	$5,947,557	$1,124,216	$(5,237,037)	$8,565,693

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$451,944	$634,079	$45,443	$(6,750)	$1,124,716
Short-term borrowings and current portion
of long-term debt	-	62,386	101,195	-	163,581
Total current liabilities	451,944	696,465	146,638	(6,750)	1,288,297
Long-term debt	2,829,927	247,573	299,712	-	3,377,212
Other liabilities	124,844	457,837	74,352	(81,091)	575,942
Stockholders’ equity	3,324,242	4,545,682	603,514	(5,149,196)	3,324,242
Total liabilities and stockholders’ equity	$6,730,957	$5,947,557	$1,124,216	$(5,237,037)	$8,565,693

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2008

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$300,935	$169,595	$13,070	$(182,665)	$300,935
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	25,736	97,370	9,578	-	132,684
Provision for doubtful accounts	5,788	57,873	103,907	-	167,568
Other, net	(161,572)	16,914	1,619	182,665	39,626
Changes in operating assets and liabilities	137,626	(270,297)	(136,932)	-	(269,603)
Net cash provided by (used in) operating
activities	308,513	71,455	(8,758)	-	371,210
Net cash (used in) provided by investing activities	(124,134)	(57,283)	18,857	93,591	(68,969)
Net cash used in financing activities	(198,160)	(17,839)	(16,847)	(93,591)	(326,437)
Net change in cash and cash equivalents	(13,781)	(3,667)	(6,748)	-	(24,196)
Cash and cash equivalents, beginning of period	111,610	14,847	41,137	-	167,594
Cash and cash equivalents, end of period	$97,829	$11,180	$34,389	$-	$143,398

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2007

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$247,225	$93,612	$28,599	$(122,211)	$247,225
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	24,767	72,667	7,799	-	105,233
Provision for doubtful accounts	6,544	24,126	108,055	-	138,725
Other, net	(111,979)	34,439	2,063	122,211	46,734
Changes in operating assets and liabilities	35,899	(171,163)	(122,307)	-	(257,571)
Net cash provided by operating activities	202,456	53,681	24,209	-	280,346
Net cash used in investing activities	(1,616,132)	(1,227,499)	(313,110)	1,581,482	(1,575,259)
Net cash provided by financing activities	1,353,431	1,195,565	300,057	(1,581,482)	1,267,571
Net change in cash and cash equivalents	(60,245)	21,747	11,156	-	(27,342)
Cash and cash equivalents, beginning of period	134,598	7,661	7,381	-	149,640
Cash and cash equivalents, end of period	$74,353	$29,408	$18,537	$-	$122,298

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

          Acquisition of HemoCue

          On January 31, 2007, we acquired POCT Holding AB (“HemoCue”), a Sweden-based company specializing in point-of-care testing, in an all-cash transaction valued at approximately $450 million, including $113 million of assumed debt of HemoCue. The transaction was financed through an interim credit facility, which was refinanced during the second quarter of 2007 in connection with the financing of the AmeriPath acquisition. In January 2008, we received a payment of approximately $23 million from an escrow fund established at the time of the acquisition.

          HemoCue is the leading international provider in point-of-care testing for hemoglobin, with a growing share in professional glucose and microalbumin testing. HemoCue received Food and Drug Administration (“FDA”) clearance in October 2007 for a test to determine white blood cell counts and has applied to receive Clinical Laboratories Improvement Amendments of 1988 (“CLIA”)-waived status. Additionally, in June 2008, HemoCue was granted a CLIA waiver for its Albumin 201 System, which will screen patients for microalbuminuria and allow physicians to begin treatment based on the test’s results during a single office visit.

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

          Results of Operations

          Our clinical testing business currently represents our one reportable business segment. The clinical testing business accounted for more than 90% of net revenues from continuing operations in both 2008 and 2007. Our other operating segments consist of our risk assessment services business, our clinical trials testing business, our healthcare information technology business, MedPlus, and our diagnostic products business. Our business segment information is disclosed in Note 9 to the interim consolidated financial statements.

          Three and Six Months Ended June 30, 2008 Compared with Three and Six Months Ended June 30, 2007

          Continuing Operations

          Income from continuing operations for the three months ended June 30, 2008 was $162 million, or $0.83 per diluted share, compared to $142 million, or $0.73 per diluted share, in 2007. Income from continuing operations for the six months ended June 30, 2008 was $303 million, or $1.55 per diluted share, compared to $249 million, or $1.28 per diluted share, in 2007. These increases in income from continuing operations were principally driven by revenue growth and actions we have taken to reduce our cost structure. In addition, the favorable resolution of certain tax contingencies increased diluted earnings per share by $0.01 in the quarter and six months ended June 30, 2008.

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

          Results for the six months ended June 30, 2007 include first quarter pre-tax charges of $10.7 million, or $0.03 per share, associated with workforce reductions in response to reduced volume levels, and a first quarter pre-tax charge of $4.0 million, or $0.01 per share, related to in-process research and development expense associated with the HemoCue acquisition.

          Net Revenues

          Net revenues for the three months ended June 30, 2008 grew by 12% over the prior year level to $1.8 billion. Net revenues for the six months ended June 30, 2008 were $3.6 billion, 14% above the prior year level. The acquisition of AmeriPath contributed approximately 8.1% and 10.5% to revenue growth for the three and six months ended June 30, 2008, respectively. While the UNH contract change took effect as of January 1, 2007, much of the loss of volume and change in revenues took place over the course of the first quarter last year. Therefore, there continues to be a carry-over impact in comparing the three and six months ended June 30, 2008 volume and revenues to that of the prior year. We estimate that the carry-over impact of our change in status with UNH reduced 2008 revenue growth for the three and six months ended June 30, 2008 by just over 1%.

          Our clinical testing business, which accounts for over 90% of our net revenues, grew 12.4% above the prior year level for the three months ended June 30, 2008, with AmeriPath contributing 8.9% growth. Volume, measured by the number of requisitions, increased 4.9% for the three months ended June 30, 2008, with 3.9% due to the impact of the AmeriPath acquisition. We estimate that the impact of our change in status with UNH reduced volume growth for the three months ended June 30, 2008 by approximately 0.8% . After adjusting for the impact of the UNH contract change, we estimate the underlying volume growth to be between one and two percent. This is despite an almost 10% decline in pre-employment drug testing volume which accounted for approximately 7% of our total volume. We believe the volume decrease in pre-employment drug testing is principally due to slower hiring by the employers served by this business. Revenue per requisition increased 7.1% for the three months ended June 30, 2008 and was impacted by the results of AmeriPath, which contributed 4.5% to the improvement. The balance of the increase was primarily driven by a positive test mix, partially offset by price reductions on various health plan contracts.

          For the six months ended June 30, 2008, clinical testing revenues grew 14.6% above the prior year level with AmeriPath contributing 11.5% growth. Volume, measured by the number of requisitions, increased 5.3%

primarily due to the impact of the AmeriPath acquisition, which contributed about 5% volume growth. We estimate that the impact of our change in status with UNH reduced volume growth by approximately 1.2% . After adjusting for the impact of the UNH contract change, results for the six months ended June 30, 2008 reflect underlying volume growth of between one and two percent. Revenue per requisition increased 8.9% for the six months ended June 30, 2008 and was impacted by the results of AmeriPath, which contributed 6.1% to the improvement. The balance of the increase was primarily driven by a positive test mix, partially offset by price reductions on various health plan contracts.

          Our businesses other than clinical testing accounted for approximately 9% of our net revenues for the three and six months ended June 30, 2008. These businesses include our risk assessment services business, our clinical trials testing business, our healthcare information technology business, MedPlus, and our diagnostic products business. The revenues for these businesses as a group grew 8% and 12% for the three and six months ended June 30, 2008, respectively, with the increase primarily driven by a strong performance of our healthcare information technology, point-of-care and clinical trials testing businesses.

          Operating Costs and Expenses

          Total operating costs and expenses for the three and six months ended June 30, 2008 increased $161 million and $340 million, respectively, from the prior year periods. For the three and six months ended June 30, 2008, these increases are primarily due to costs associated with the acquired operations of AmeriPath, and increased costs associated with annual compensation adjustments. These increases were partially offset by actions taken to improve our operating efficiency and reduce the size of our workforce.

          Results for the six months ended June 30, 2007 reflect first quarter costs of $10.7 million associated with workforce reductions ($3.9 million included in cost of services and $6.8 million included in selling, general and administrative) and $4 million of in-process research and development costs associated with the acquisition of HemoCue, which was recorded in “other operating (income) expense, net”.

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 59.0% of net revenues for the three months ended June 30, 2008, similar to the prior year period. For the six months ended June 30, 2008, cost of services, as a percentage of net revenues, was 59.1% of net revenues, decreasing from 60.0% of net revenues in the prior year period. The improvement over the prior year reflects actions taken to reduce our cost structure and higher revenue per requisition.

          Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense, and general management and administrative support, were 23.8% of net revenues for the three months ended June 30, 2008, compared to 24.1% in the prior year period. For the six months ended June 30, 2008, selling, general and administrative expenses, as a percentage of net revenues, decreased to 24.1% from 24.6% in the prior year period. These improvements were primarily due to actions taken to reduce our cost structure and higher revenue per requisition, partially offset by the impact of the acquired operations of AmeriPath. In addition, selling, general and administrative expenses for the six months ended June 30, 2007 contained first quarter costs associated with efforts to retain business and clarify for patients, physicians and employers misinformation regarding the UNH contract change.

          For the three months ended June 30, 2008 and 2007, bad debt expense was 4.4% and 4.3% of net revenues, respectively. For the six months ended June 30, 2008, bad debt expense was 4.6% compared to 4.4% of net revenues in 2007. The increase for the three and six months ended June 30, 2008 was driven by the inclusion of AmeriPath, which carries a higher bad debt rate than the rest of our business, primarily due to its revenue and customer mix, and increased the consolidated bad debt rate by approximately half a percent for both periods.

          Amortization of intangible assets for the three and six months ended June 30, 2008 increased $4.6 million and $9.4 million, respectively, over the prior year periods. These increases were primarily due to the amortization of intangible assets acquired in conjunction with the acquisition of AmeriPath.

          Other operating (income) expense, net represents miscellaneous income and expense items related to operating activities, including gains and losses associated with the disposal of operating assets and provisions for restructurings and other special charges. For the six months ended June 30, 2007, other operating (income) expense, net includes a $4.0 million first quarter charge related to in-process research and development expense recorded in connection with the acquisition of HemoCue.

          Operating Income

          Operating income for the three months ended June 30, 2008 was $308 million, or 16.8% of net revenues, compared to $272 million, or 16.6% of net revenues, in the prior year period. For the six months ended June 30, 2008, operating income was $588 million, or 16.2% of net revenues, compared to $473 million, or 14.9% of net revenues in the prior year period. The increases in operating income were primarily due to actions we have taken to reduce our cost structure, partially offset by the impact of the acquired operations of AmeriPath. In addition, the operating income percentage for the three and six months ended June 30, 2008, reflects the impact of the various items which served to reduce cost of services and selling, general and administrative expenses as a percentage of net revenues.

          Other Income (Expense)

          Interest expense, net for the three and six months ended June 30, 2008 increased $6.3 million and $27.4 million, respectively, over the prior year periods. These increases were primarily due to additional interest expense associated with borrowings used to fund the acquisition of AmeriPath.

          Income Tax Expense

          The effective income tax rate for the three and six months ended June 30, 2008 decreased 1.0% and 0.4%, respectively, compared to the prior year periods. These decreases were primarily due to the favorable resolution of certain tax contingencies in the second quarter of 2008.

          Discontinued Operations

          Loss from discontinued operations, net of taxes, for the three months ended June 30, 2008 was $0.9 million, or $0.01 per diluted share, compared to $0.6 million, with no impact to diluted earnings per share in the prior year. Loss from discontinued operations, net of taxes, for the six months ended June 30, 2008 was $2.0 million, or $0.01 per diluted share, compared to $2.2 million, or $0.01 per diluted share in the prior year. Results for the three and six months ended June 30, 2008 and 2007 reflect expenses associated with the on-going government investigation of NID, which is more fully described in Notes 6 and 8 to the interim consolidated financial statements.

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

          At June 30, 2008 and December 31, 2007, the fair value of our debt was estimated at approximately $3.2 billion and $3.6 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At June 30, 2008, the carrying value exceeded the estimated fair value of the debt by approximately $13.6 million and at December 31, 2007, the estimated fair value exceeded the carrying value of the debt by $59.1 million. A hypothetical 10% increase in interest rates on our total debt portfolio (representing approximately 55 and 61 basis points at June 30, 2008 and December 31, 2007, respectively) would potentially reduce the estimated fair value of our debt by approximately $75 million and $78 million at June 30, 2008 and December 31, 2007, respectively.

          Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility, our term loan due December 2008, and our term loan due May 2012, are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest rates on our senior unsecured revolving credit facility, term loan due December 2008 and term loan due May 2012 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of June 30, 2008, the borrowing rates under these credit facilities were: for our senior unsecured credit facility, LIBOR plus 0.40%; for our term loan due December 2008,

LIBOR plus 0.55%; and for our term loan due May 2012, LIBOR plus 0.50% . At June 30, 2008, the LIBOR rate was 2.46% . At June 30, 2008, there was $1.2 billion outstanding under our term loan due May 2012, $45 million outstanding under our term loan due December 2008; and no borrowings outstanding under our secured receivables credit facility and our $750 million senior unsecured revolving credit facility.

          During the third quarter ended September 30, 2007, we entered into various variable-to-fixed interest rate swap agreements, whereby we fixed the interest rates on $500 million of our term loan due May 2012 for periods ranging from October 2007 through October 2009. The fixed interest rates range from 5.095% to 5.267% . Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing approximately 29 basis points) would impact annual net interest expense by approximately $2.3 million, assuming no changes to the debt outstanding at June 30, 2008.

          The fair value of the interest rate swap agreements at June 30, 2008 was a liability of $7.3 million. A hypothetical 10% decrease in interest rates on our term loan (representing approximately 34 basis points) would potentially increase the fair value of the liability of these instruments by approximately $1.4 million. A hypothetical 10% increase in interest rates would potentially decrease the fair value of the liability of these instruments by approximately $1.4 million. For details regarding our outstanding debt and our financial instruments, see Notes 10 and 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 and Note 7 to the interim consolidated financial statements.

          Risk Associated with Investment Portfolio

          Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying values of our available-for-sale equity securities and privately held securities were $16 million at June 30, 2008.

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

          SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) became effective for the Company on January 1, 2008. As of January 1, 2008 and for the period ended June 30, 2008, the Company has elected not to apply the fair value option to any of its financial assets or financial liabilities on-hand because the Company does not believe that application of SFAS 159’s fair value option is appropriate given the nature of its business operations. See Note 1 to the interim consolidated financial statements for further details.

          Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at June 30, 2008 totaled $143 million compared to $168 million at December 31, 2007. Cash flows from operating activities in 2008 were $371 million, which were used to fund investing and financing activities of $69 million and $326 million, respectively. Cash and cash equivalents at June 30, 2007 totaled $122 million, compared to $150 million at December 31, 2006. Cash flows from operating activities in 2007 were $280 million, which together with cash flows from financing activities of $1.3 billion and cash on-hand, were used to fund investing activities of $1.6 billion.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for the six months ended June 30, 2008 was $371 million compared to $280 million in the prior year period. This increase was principally due to higher earnings in the current year. Net cash provided by operating activities for the six months ended June 30, 2007 was reduced by $57 million of fees and other expenses paid in connection with the acquisition of AmeriPath. Days sales outstanding, a measure of billing and collection efficiency, were 46 days at June 30, 2008 compared to 48 days at December 31, 2007.

          Cash Flows from Investing Activities

          Net cash used in investing activities for the six months ended June 30, 2008 was $69 million, consisting principally of capital expenditures of $95 million, partially offset by $23 million related to the receipt of a payment from an escrow fund established at the time of the acquisition of HemoCue, and a decrease in investments of $6 million.

          Net cash used in investing activities for the six months ended June 30, 2007 was $1.6 billion, consisting principally of $1.2 billion related to the acquisition of AmeriPath, $307 million related to the acquisition of HemoCue and capital expenditures of $89 million.

          Cash Flows from Financing Activities

          Net cash used in financing activities for the six months ended June 30, 2008 was $326 million, consisting primarily of net reductions of debt of $284 million, which included the repayment of $120 million on our Secured Receivables Credit Facility, $15 million on our Term Loan due December 31, 2008 and $168 million on our term loan due May 31, 2012, offset partially by borrowings of $20 million on our Secured Receivables Credit Facility. In addition, cash flows from financing activities include dividend payments of $39 million.

          Since the completion of the AmeriPath acquisition in May 2007, we have reduced our total debt by $700 million.

          Net cash provided by financing activities for the six months ended June 30, 2007 was $1.3 billion, primarily associated with new borrowings and repayments related to the acquisitions of AmeriPath and HemoCue.

          Dividend Program

          During each of the quarters of 2008 and 2007, our Board of Directors declared a quarterly cash dividend of $0.10 per common share. On May 21, 2008, our Board of Directors declared a quarterly cash dividend per common share of $0.10, paid on July 18, 2008. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchase Plan

          We did not purchase any shares of our common stock during the six months ended June 30, 2008. Through June 30, 2008, we have repurchased approximately 44.1 million shares of our common stock at an average price of $45.35 for $2 billion under our share repurchase program. At June 30, 2008, the total available for repurchases under the remaining authorizations was $104 million.

          Contractual Obligations and Commitments

          The following table summarizes certain of our contractual obligations as of June 30, 2008:

	Payments due by period
	(in thousands)
		Remainder
Contractual Obligations	Total	of 2008	1-3 years	3 –5 years	After 5 years

Long-term debt	$3,238,458	$48,755	$418,439	$1,474,669	$1,296,595
Capital lease obligations	21,204	543	2,362	2,592	15,707
Interest payments on outstanding debt	1,586,030	91,737	346,988	227,546	919,759
Operating leases	694,529	95,479	291,127	160,671	147,252
Purchase obligations	91,337	37,498	41,646	11,646	547
Total contractual obligations	$5,631,558	$274,012	$1,100,562	$1,877,124	$2,379,860

          Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of June 30, 2008 applied to the June 30, 2008 balances, which are assumed to remain outstanding through their maturity dates.

          A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 10 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase products or services at December 31, 2007 is contained in Note 15 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K. Also refer to Note 7 to the interim consolidated financial statements for an update of our indebtedness.

          As of June 30, 2008, our total liabilities for unrecognized tax benefits were approximately $96 million, which were excluded from the table above. Based upon the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations, we believe it is reasonably possible that this amount may decrease by up to $42 million within the next twelve months. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 5 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

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

          Requirements and Capital Resources

          We estimate that we will invest between $240 million and $260 million during 2008 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades. During the first six months of 2008, we continued to make investments in support of our plans to develop and deploy standard systems across both the AmeriPath practices and our clinical laboratories. We have completed the enhancements to the AmeriPath laboratory and billing systems and have begun deployment of the enhanced systems during the second quarter of 2008. These investments will enable significant productivity gains and improved customer service.

          In June 2008, we amended our existing receivables securitization facility (the “Secured Receivables Credit Facility”) and increased it from $375 million to $400 million. The Secured Receivables Credit Facility is supported by back-up facilities provided on a committed basis by two banks: (a) $125 million, which matures on December 13, 2008 and (b) $275 million, which matures on June 10, 2009. Interest on the Secured Receivables Credit Facility is based on rates that are intended to approximate commercial paper rates for highly rated issuers. As of June 30, 2008, we had no borrowings outstanding under this facility.

          As of June 30, 2008, $1.2 billion of borrowing capacity was available under our existing credit facilities, including $400 million available under our Secured Receivables Credit Facility.

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

          Impact of New Accounting Standards

          In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and in March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”. The impact of these accounting standards is discussed in Note 1 to the interim consolidated financial statements.

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

(b)

During the second quarter of 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

See Note 8 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We did not purchase any shares of our common stock during the quarter and six months ended June 30, 2008.

Item 4.  Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of the Company was held on May 16, 2008. At the meeting, the matters described below were approved by the shareholders.

(b)	The following nominees for the office of director were elected for terms expiring at the 2011 Annual Meeting of Shareholders, by the following votes:

	For	Withheld
William F. Buehler	169,241,790	3,266,520
Rosanne Haggerty	169,308,393	3,199,917
Daniel C. Stanzione, Ph.D.	167,872,738	4,635,572

The following persons continue as directors:

John C. Baldwin, Ph.D.
Jenne K. Britell, Ph. D.
Surya N. Mohapatra, Ph.D.
Gary M. Pfeiffer
Gail R. Wilensky, Ph.D.
John B. Ziegler

(c)

The ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2008, was approved by the following number of shareholder votes for, against, and abstained:

               For: 169,235,593                 Against: 1,943,037                 Abstained: 1,329,533

Item 6. Exhibits

Exhibits:

10.1

Amendment No. 6 dated as of May 23, 2008 to Third Amended and Restated Credit and Security Agreement dated as of April 20, 2004, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent.

10.2

Amendment No. 7 dated as of June 11, 2008 to Third Amended and Restated Credit and Security Agreement dated as of April 20, 2004, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and Wachovia Bank, National Association, as Administrative Agent.

10.3

Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo-Mitsubishi, UFJ, Ltd., New York Branch, individually, as

Gotham Agent and as Administrative Agent.

10.4	Form of Equity Award Agreement, dated as of March 4, 2008.

10.5	Form of Equity Award Agreement, dated as of March 4, 2008, between the Company and Surya N. Mohapatra.

10.6	Amendment No. 2 to Letter Agreement between SmithKline Beecham Corporation and the Company.

10.7	Amendment No. 3 to Letter Agreement between SmithKline Beecham Corporation and the Company.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 24, 2008
Quest Diagnostics Incorporated

By	/s/	Surya N. Mohapatra
Surya N. Mohapatra, Ph.D.
Chairman, President and
Chief Executive Officer

By	/s/	Robert A. Hagemann
Robert A. Hagemann
Senior Vice President and
Chief Financial Officer