Form 10-Q
period 2008-09-30
QUEST DIAGNOSTICS INC
filed 2008-10-23
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
Commission file number 001-12215

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

Large accelerated filer X	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No __X__

As of October 17, 2008, there were 195,607,866 outstanding shares of the registrant’s common stock, $.01 par value.

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
		Page
	Index to consolidated financial statements filed as part of this report:

	Consolidated Statements of Operations for the Three and
	Nine Months Ended September 30, 2008 and 2007	2

	Consolidated Balance Sheets as of
	September 30, 2008 and December 31, 2007	3

	Consolidated Statements of Cash Flows for the
	Nine Months Ended September 30, 2008 and 2007	4

	Notes to Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations

	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	See Item 2. “Management’s Discussion and Analysis of Financial Condition
	and Results of Operations”	36

Item 4.	Controls and Procedures

	Controls and Procedures	36

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net revenues	$1,826,603	$1,767,070	$5,449,141	$4,934,434

Operating costs and expenses:
Cost of services	1,073,123	1,026,598	3,215,231	2,927,125
Selling, general and administrative	428,179	424,334	1,301,294	1,204,232
Amortization of intangible assets	8,790	8,932	27,970	18,742
Other operating (income) expense, net	(424)	1,214	(673)	5,064
Total operating costs and expenses	1,509,668	1,461,078	4,543,822	4,155,163

Operating income	316,935	305,992	905,319	779,271

Other income (expense):
Interest expense, net	(43,134)	(58,687)	(136,183)	(124,372)
Minority share of income	(8,604)	(6,628)	(23,484)	(19,111)
Equity earnings in unconsolidated joint ventures	7,530	6,553	23,121	20,054
Other income (expense), net	(12,409)	495	(12,898)	2,840
Total non-operating expenses, net	(56,617)	(58,267)	(149,444)	(120,589)

Income from continuing operations before taxes	260,318	247,725	755,875	658,682
Income tax expense	100,642	97,400	293,287	258,863
Income from continuing operations	159,676	150,325	462,588	399,819
Loss from discontinued operations, net of taxes	(48,934)	(52,360)	(50,911)	(54,629)
Net income	$110,742	$97,965	$411,677	$345,190

Earnings per common share - basic:
Income from continuing operations	$0.82	$0.78	$2.38	$2.07
Loss from discontinued operations	(0.25)	(0.27)	(0.26)	(0.28)
Net income	$0.57	$0.51	$2.12	$1.79

Earnings per common share - diluted:
Income from continuing operations	$0.81	$0.77	$2.36	$2.05
Loss from discontinued operations	(0.25)	(0.27)	(0.26)	(0.28)
Net income	$0.56	$0.50	$2.10	$1.77

Weighted average common shares outstanding:
Basic	194,971	193,377	194,547	193,136
Diluted	197,190	195,589	196,364	195,110

Dividends per common share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007
(in thousands, except per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)	(audited)

Assets
Current assets:
Cash and cash equivalents	$286,679	$167,594
Accounts receivable, net of allowance for doubtful accounts of $286,642 and $250,067 at September 30, 2008 and December 31, 2007,
respectively	888,115	881,967
Inventories	98,818	95,234
Deferred income taxes	182,056	149,841
Prepaid expenses and other current assets	95,899	79,721
Total current assets	1,551,567	1,374,357
Property, plant and equipment, net	873,434	911,998
Goodwill, net	5,133,732	5,220,104
Intangible assets, net	846,028	886,733
Other assets	163,995	172,501
Total assets	$8,568,756	$8,565,693

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,190,914	$1,124,716
Short-term borrowings and current portion of long-term debt	49,919	163,581
Total current liabilities	1,240,833	1,288,297
Long-term debt	3,078,421	3,377,212
Other liabilities	517,518	575,942
Stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both September 30, 2008 and December 31, 2007; 214,116 shares and
213,745 shares issued at September 30, 2008 and December 31, 2007,
respectively	2,141	2,137
Additional paid-in capital	2,247,098	2,210,825
Retained earnings	2,410,907	2,057,744
Accumulated other comprehensive (loss) income	(14,503)	25,279
Treasury stock, at cost; 18,528 shares and 19,705 shares at September 30, 2008
and December 31, 2007, respectively	(913,659)	(971,743)
Total stockholders’ equity	3,731,984	3,324,242
Total liabilities and stockholders’ equity	$8,568,756	$8,565,693

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(unaudited)
(in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$411,677	$345,190
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198,828	169,257
Provision for doubtful accounts	248,002	222,960
Stock-based compensation expense	49,566	46,248
Provision for special charge	72,650	51,000
Deferred income tax (benefit) provision	(21,148)	4,082
Minority share of income	23,484	19,111
Excess tax benefits from stock-based compensation arrangements	(2,084)	(11,701)
Other, net	2,046	(3,016)
Changes in operating assets and liabilities:
Accounts receivable	(259,649)	(264,432)
Accounts payable and accrued expenses	(489)	(13,338)
Integration, settlement and other special charges	(6,066)	(8,940)
Income taxes payable	8,688	12,240
Other assets and liabilities, net	(25,378)	2,887
Net cash provided by operating activities	700,127	571,548

Cash flows from investing activities:
Business acquisitions, net of cash acquired	19,333	(1,503,399)
Capital expenditures	(140,161)	(142,925)
Decrease (increase) in investments and other assets	4,345	(3,763)
Net cash used in investing activities	(116,483)	(1,650,087)

Cash flows from financing activities:
Repayments of debt	(434,907)	(2,399,861)
Proceeds from borrowings	21,484	3,674,490
Purchases of treasury stock	-	(145,660)
Dividends paid	(58,402)	(57,967)
Exercise of stock options	27,948	69,394
Excess tax benefits from stock-based compensation arrangements	2,084	11,701
Increase (decrease) in book overdrafts	1,420	(21,106)
Financing costs paid	(501)	(21,192)
Distributions to minority partners	(23,685)	(16,277)
Net cash (used in) provided by financing activities	(464,559)	1,093,522

Net change in cash and cash equivalents	119,085	14,983

Cash and cash equivalents, beginning of period	167,594	149,640

Cash and cash equivalents, end of period	$286,679	$164,623

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise indicated)
(unaudited)

1.      BASIS OF PRESENTATION

          Background

         Quest Diagnostics Incorporated and its subsidiaries (“Quest Diagnostics” or the “Company”) is the world’s leading provider of diagnostic testing, information and services, providing insights that enable patients, physicians and other healthcare professionals to make decisions to improve health. Quest Diagnostics offers patients and physicians the broadest access to diagnostic laboratory services through the Company’s network of laboratories and owned patient service centers. The Company provides interpretive consultation through the largest medical and scientific staff in the industry, with approximately 900 M.D.s and Ph.D.s around the country. Quest Diagnostics is the leading provider of gene-based and other esoteric testing, the leading provider of anatomic pathology services and the leading provider of testing for drugs-of-abuse. The Company is also a leading provider of testing for clinical trials, and risk assessment services for the life insurance industry. The Company’s diagnostics products business manufactures and markets diagnostic test kits and specialized point-of-care testing. Quest Diagnostics empowers healthcare organizations and clinicians with state-of-the-art information technology solutions that can improve patient care and medical practice.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Income from continuing operations	$159,676	$150,325	$462,588	$399,819
Loss from discontinued operations	(48,934)	(52,360)	(50,911)	(54,629)
Net income available to common
stockholders – basic and diluted	$110,742	$97,965	$411,677	$345,190

Weighted average common shares
outstanding – basic	194,971	193,377	194,547	193,136

Effect of dilutive securities:
Stock options, restricted common shares,
restricted stock units and performance
share units	2,219	2,212	1,817	1,974
Weighted average common shares
outstanding – diluted	197,190	195,589	196,364	195,110

Earnings per common share – basic:
Income from continuing operations	$0.82	$0.78	$2.38	$2.07
Loss from discontinued operations	(0.25)	(0.27)	(0.26)	(0.28)
Net income	$0.57	$0.51	$2.12	$1.79

Earnings per common share – diluted:
Income from continuing operations	$0.81	$0.77	$2.36	$2.05
Loss from discontinued operations	(0.25)	(0.27)	(0.26)	(0.28)
Net income	$0.56	$0.50	$2.10	$1.77

          Stock options, restricted common shares, restricted stock units and performance share units of 1.4 million shares and 3.6 million shares for the three and nine months ended September 30, 2008, respectively, were not included due to their antidilutive effect.

          Stock options, restricted common shares and performance share units of 3.5 million shares and 4.1 million shares for the three and nine months ended September 30, 2007, respectively, were not included due to their antidilutive effect.

           Fair Value Measurements

          On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Fair value measurements are based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs and are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company has used the most advantageous market which is the market that the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transactions costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. Adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

           In February 2008, the Financial Accounting Standards Board (“FASB”) issued FSP FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 amended SFAS 157 to exclude from its scope SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. However, this exclusion does not apply to the Company’s impairment of long-lived assets under a capital lease pursuant to SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company’s cost to terminate an operating lease under SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” and the measurement of acquired leases in a business combination pursuant to SFAS No. 141 or 141(R), “Business Combinations.” Also in February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 defers the effective date of SFAS 157 for one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company is currently assessing the impact of SFAS 157 on its non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis.

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

		Basis of Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Significant
		Identical	Other	Significant
		Assets /	Observable	Unobservable
		Liabilities	Inputs	Inputs
	September 30,
	2008	Level 1	Level 2	Level 3
Assets:
Trading securities	$29,783	$29,783	$-	$-
Cash surrender value of life insurance
policies	16,136	-	16,136	-
Available-for-sale securities	919	919	-	-
Total	$46,838	$30,702	$16,136	$-

Liabilities:
Foreign currency derivatives	$1,981	$-	$1,981	$-
Interest rate swaps	5,313	-	5,313	-
Deferred compensation liabilities	47,993	-	47,993	-
Total	$55,287	$-	$55,287	$-

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

          The fair value measurements of foreign currency derivatives are obtained from a third-party pricing service. The fair value measurements of the Company’s interest rate swaps are model-derived valuations as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present and future market conditions. The Company does not believe that the changes in the fair values of its foreign currency derivatives and interest rate swaps will materially differ from the amounts that could be realized upon settlement or maturity or that the changes in fair value will have a material effect on its results of operations, liquidity and capital resources.

          SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) became effective for the Company on January 1, 2008. SFAS 159 provides companies with an option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and financial liabilities. As of January 1, 2008 and for the period ended September 30, 2008, the Company has elected not to apply the fair value option to any of its financial assets or financial liabilities on-hand because the Company does not believe that application of SFAS 159’s fair value option is appropriate, given the nature of its business operations.

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturity of these instruments. In accordance with the provisions of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” at September 30, 2008 and December 31, 2007, the fair value of the Company’s debt was estimated at $3.1 billion and $3.6 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At September 30, 2008, the carrying value exceeded the estimated fair value of the debt by $42.8 million and at December 31, 2007, the estimated fair value exceeded the carrying value of the debt by $59.1 million.

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

          In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP FAS 157-3 provides guidance on how an entity’s own assumptions about cash flows and discount rates should be considered when measuring fair value when relevant market data does not exist, how observable market information in an inactive or dislocated market affects fair value measurements and how the use of broker and pricing service quotes should be considered when applying fair value measurements. FSP FAS 157-3 is effective immediately as of September 30, 2008 and for all interim and annual periods thereafter. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

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

          HemoCue received Food and Drug Administration (“FDA”) 510(k) clearance in October 2007 for its White Blood Cell Analyzer, a whole-blood test performed on finger-stick samples that assist physicians diagnosing infection, inflammation, bone marrow failure, autoimmune diseases and many other medical conditions now routinely tested by reference laboratories. Additionally, in June 2008, HemoCue was granted a Clinical Laboratories Improvement Amendments of 1988 (“CLIA”) waiver for its Albumin 201 System, which is used to screen patients for microalbuminuria and allows physicians to begin treatment based on the test’s results during a single office visit.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

The following table summarizes the Company’s purchase price allocation of the cost to acquire AmeriPath:

Fair Values
as of
May 31,
2007
Current assets	$196,165
Property and equipment	125,817
Intangible assets	561,300
Goodwill	1,434,021
Other assets	67,685
Total assets acquired	2,384,988

Current liabilities	141,435
Long-term liabilities	227,107
Long-term debt	801,424
Total liabilities assumed	1,169,966

Net assets acquired	$1,215,022

The acquired amortizable intangibles are being amortized over their estimated useful lives as follows:

		Weighted average
	Fair Value	useful life
Customer relationships	$327,500	20 years
Non-compete agreement	5,800	5 years
Tradename	2,500	2 years

     In addition to the amortizable intangibles noted above, $226 million was allocated to tradenames, which is not subject to amortization.

     Of the amount allocated to goodwill and intangible assets, approximately $100 million is expected to be deductible for tax purposes.

     During the third quarter of 2008, the Company decreased the amount of goodwill recorded in connection with the acquisition of AmeriPath by approximately $33 million primarily as a result of changes in judgments regarding the realization of certain pre-acquisition net operating loss carry forwards.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

           Pro Forma Combined Financial Information

          The following unaudited pro forma combined financial information for the nine months ended September 30, 2007 assumes that the AmeriPath acquisition and related financing, including the Company’s June 2007 senior notes offering, were completed on January 1, 2007 (in thousands, except per share data):

Nine Months
Ended
September 30,
2007

Net revenues	$5,268,308
Net income	289,567

Basic earnings per common share:
Net income	$1.50
Weighted average common shares
outstanding - basic	193,136

Diluted earnings per share:
Net income	$1.48
Weighted average common shares
outstanding – diluted	195,110

          The unaudited pro forma combined financial information presented above reflects certain reclassifications to the historical financial statements of AmeriPath to conform the acquired company’s accounting policies and classification of certain costs and expenses to that of Quest Diagnostics. These adjustments had no impact on pro forma net income. Pro forma results for the nine months ended September 30, 2007 exclude transaction related costs of $44 million, which were incurred and expensed by AmeriPath in conjunction with its acquisition by Quest Diagnostics.

3.     GOODWILL AND INTANGIBLE ASSETS

           Goodwill at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007

Goodwill	$5,314,933	$5,401,216
Less: accumulated amortization	(181,201)	(181,112)
Goodwill, net	$5,133,732	$5,220,104

          The changes in the gross carrying amount of goodwill for the nine month period ended September 30, 2008 and for the year ended December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007

Balance at beginning of period	$5,401,216	$3,572,238
Goodwill acquired during the period	(66,292)	1,789,732
Other	(19,991)	39,246
Balance at end of period	$5,314,933	$5,401,216

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          For the nine months ended September 30, 2008, the decrease in goodwill acquired was primarily due to changes in judgment regarding the realization of certain pre-acquisition net operating loss carry forwards and the reduction in certain acquired pre-acquisition tax loss contingencies, and a payment received from an escrow fund established at the time of the HemoCue acquisition, (see Note 2 for further discussion). The decrease in other was primarily related to foreign currency translation. Approximately 90% of the Company’s goodwill as of September 30, 2008 and December 31, 2007 was associated with its clinical testing business.

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

           Intangible assets at September 30, 2008 and December 31, 2007 consisted of the following:

	Weighted
	Average
	Amortization
	Period	September 30, 2008			December 31, 2007

			Accumulated			Accumulated
		Cost	Amortization	Net	Cost	Amortization	Net
Amortizing intangible assets:
Customer-related
intangibles	19 years	$585,760	$(92,389)	$493,371	$589,418	$(70,036)	$519,382
Non-compete
agreements	5 years	54,103	(47,852)	6,251	53,832	(46,476)	7,356
Other	13 years	58,500	(12,500)	46,000	64,214	(8,394)	55,820
Total	19 years	698,363	(152,741)	545,622	707,464	(124,906)	582,558

Intangible assets not subject
to amortization:
Tradenames		300,406	-	300,406	304,175	-	304,175

Total intangible assets		$998,769	$(152,741)	$846,028	$1,011,639	$(124,906)	$886,733

           Amortization expense related to intangible assets was $8.8 million and $8.9 million for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, amortization expense related to intangible assets was $28.0 million and $18.7 million, respectively.

          The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2008 is as follows:

Fiscal Year Ending
December 31,

Remainder of 2008	$7,631
2009	36,339
2010	35,561
2011	35,287
2012	34,030
2013	32,971
Thereafter	363,803
Total	$545,622

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

4.     STOCKHOLDERS’ EQUITY

           Changes in stockholders’ equity for the nine months ended September 30, 2008 were as follows:

					Accumulated
	Shares of				Other
	Common		Additional		Compre-	Treasury	Compre-
	Stock	Common	Paid-In	Retained	hensive	Stock,	hensive
	Outstanding	Stock	Capital	Earnings	Income (Loss)	at Cost	Income
Balance,
December 31, 2007	194,040	$2,137	$2,210,825	$2,057,744	$25,279	$(971,743)
Net income				411,677			$411,677
Currency translation					(40,641)		(40,641)
Market valuation, net of tax
benefit of $295					(451)		(451)
Reversal of market adjustment,
net of tax expense of $(997)					1,770		1,770
Deferred loss, less
reclassifications					(460)		(460)
Comprehensive income							$371,895
Dividends declared				(58,514)
Issuance of common stock under
benefit plans	794	4	214			13,272
Stock-based compensation
expense			42,893			6,673
Exercise of stock options	806		(11,805)			39,753
Shares to cover employee payroll
tax withholdings on stock
issued under benefit plans	(52)		(762)			(1,614)
Tax benefits associated with
stock-based compensation plans			5,400
Other			333
Balance,
September 30, 2008	195,588	$2,141	$2,247,098	$2,410,907	$(14,503)	$(913,659)

           For the three months ended September 30, 2008, total comprehensive income was $49 million.

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

           For the three and nine months ended September 30, 2008, the Company reissued 0.5 million shares and 1.2 million shares, respectively, for employee benefit plans. The Company did not purchase any shares of its common stock during the three or nine months ended September 30, 2008. Since the inception of the share repurchase program in May 2003 through September 30, 2008, the Company has repurchased 44.1 million shares of its common stock at an average price of $45.35 for approximately $2 billion. At September 30, 2008, $104 million of the share repurchase authorizations remained available.

          During each of the quarters of 2008 and 2007, the Company’s Board of Directors has declared a quarterly cash dividend of $0.10 per common share.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

           Changes in stockholders’ equity for the nine months ended September 30, 2007 were as follows:

					Accumulated
					Other
	Shares of				Compre-
	Common		Additional		hensive	Treasury	Compre-
	Stock	Common	Paid-In	Retained	Income	Stock,	hensive
	Outstanding	Stock	Capital	Earnings	(Loss)	at Cost	Income
Balance,
December 31, 2006	193,949	$2,138	$2,185,073	$1,800,255	$(65)	$(968,230)
Net income				345,190			$345,190
Currency translation					38,328		38,328
Market valuation,
net of tax expense of $(110)					168		168
Deferred gain/(loss) and
associated amortization					(4,099)		(4,099)
Comprehensive income							$379,587
Dividends declared				(57,898)
Issuance of common stock
under benefit plans	353		(1,721)			16,634
Stock-based compensation
expense			46,248
Exercise of stock options	2,086		(33,035)			102,429
Shares to cover employee
payroll tax withholdings
on stock issued under
benefit plans	(18)		(951)
Tax benefits associated with
stock-based compensation
plans			14,366
Purchases of treasury stock	(2,794)					(145,660)
Adjustments upon adoption
of FASB Interpretation
No. 48			(10,441)	(5,146)
Reimbursement from
Corning Incorporated			2,345
Other			2,142
Balance,
September 30, 2007	193,576	$2,138	$2,204,026	$2,082,401	$34,332	$(994,827)

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

5.     SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Depreciation expense	$57,355	$55,092	$170,858	$150,515

Interest expense	(44,379)	(61,263)	(140,899)	(130,036)
Interest income	1,245	2,576	4,716	5,664
Interest expense, net	(43,134)	(58,687)	(136,183)	(124,372)

Interest paid	52,105	28,513	151,736	107,597
Income taxes paid	84,192	91,153	277,405	231,393

Businesses acquired:
Fair value of assets acquired	$-	$23,445	$-	$2,910,157
Fair value of liabilities assumed	-	18,454	-	1,352,342

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

          During the third quarter of 2008, the Company and NID reached an agreement in principle with the United States Attorney’s Office to settle the previously disclosed federal government investigation involving NID and the Company regarding NID test kits and tests performed using those test kits.

          As a result of the agreement in principle, during the third quarter of 2008, the Company recorded a charge of $73 million in discontinued operations to increase its reserve for the settlement and related matters, bringing the total reserve to $314 million as of September 30, 2008. The Company has recorded deferred tax benefits of $57 million on the reserve, including $24 million recorded during the third quarter of 2008, reflecting the Company’s current estimate of the portion of the reserve expected to be deductible for tax purposes. The reserve reflects the Company’s current estimate of the expected probable loss with respect to these matters, assuming the settlement is finalized. If a settlement is not finalized, the eventual losses related to these matters could be materially different than the amount reserved and could be material to the Company’s results of operations, cash flows and financial condition in the period that such matters are determined or paid. See Note 8 for further details.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

           Summarized financial information for the discontinued operations of NID is set forth below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net revenues	$-	$-	$-	$-

Loss from discontinued operations before income
taxes	(73,300)	(53,428)	(76,394)	(57,194)
Income tax benefit	(24,366)	(1,068)	(25,483)	(2,565)
Loss from discontinued operations, net of taxes	$(48,934)	$(52,360)	$(50,911)	$(54,629)

          Results for the three and nine months ended September 30, 2008 and 2007 reflect charges of $73 million and $51 million, respectively, to reserve for the settlement and related matters in connection with various government claims (see Note 8 for further details).

          The settlement reserve is included in “accounts payable and accrued expenses” in the consolidated balance sheets at September 30, 2008 and December 31, 2007. The deferred tax asset recorded in connection with establishing the reserve is included in “deferred income taxes” in the consolidated balance sheets at September 30, 2008 and December 31, 2007. The remaining balance sheet information related to NID was not material at September 30, 2008 and December 31, 2007.

7.      DEBT

          In June 2008, the Company amended its existing receivables securitization facility (the “Secured Receivables Credit Facility”) and increased it from $375 million to $400 million. The Secured Receivables Credit Facility is supported by back-up facilities provided on a committed basis by two banks: (a) $125 million, which matures on December 13, 2008 and (b) $275 million, which matures on June 10, 2009. Interest on the Secured Receivables Credit Facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Borrowings outstanding under the Secured Receivables Credit Facility, if any, are classified as a current liability on the Company's consolidated balance sheet. At September 30, 2008, there were no borrowings outstanding under the Secured Receivables Credit Facility.

          During the nine months ended September 30, 2008, the Company repaid $293 million of borrowings under the Term Loan due 2012. As of September 30, 2008, total borrowings outstanding under the Term Loan due 2012 were $1.1 billion.

8.     COMMITMENTS AND CONTINGENCIES

          The Company has lines of credit with two financial institutions totaling $95 million for the issuance of letters of credit (the “letter of credit lines”). The letter of credit lines, which are renewed annually, mature on November 30, 2008 and December 31, 2008 and are guaranteed by the Subsidiary Guarantors.

          In support of its risk management program, to ensure the Company’s performance or payment to third parties, $81 million were outstanding on the letter of credit lines at September 30, 2008. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments.

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

          During the third quarter of 2007, the government and the Company began settlement discussions. In the course of those discussions, the government disclosed to the Company certain of the government’s legal theories regarding the amount of damages allegedly incurred by the government, which include alleged violations of civil and criminal statutes including the False Claims Act and the Food, Drug and Cosmetics Act. Violations of these statutes and related regulations could lead to a warning letter, injunction, fines or penalties, exclusion from federal healthcare programs and/or criminal prosecution, as well as claims by third parties. The Company analyzed the government’s position and presented its own analysis which argued against many of the government’s claims. In light of that analysis and based on the status of settlement discussions through the fourth quarter of 2007, the Company established a reserve, in accordance with generally accepted accounting principles, reflected in discontinued operations, of $241 million in connection with these claims. During 2007, the Company recorded a deferred tax benefit associated with that portion of the reserve that it expected would be tax deductible.

          During 2008, the Company continued discussions with the United States Attorney’s Office to resolve the investigation. During the third quarter of 2008, the Company and the United States Attorney’s Office reached an agreement in principle to resolve these claims. As part of the agreement, NID, which was closed in 2006, is expected to enter a guilty plea to a single count of felony misbranding. The terms of the settlement are subject to the final negotiation and execution of definitive agreements, which may include a corporate integrity agreement, and the approval by the United States Department of Justice and the United States Department of Health and Human Services and satisfactory resolution of related state claims. There can be no assurance, however, when or whether a settlement may be finalized, or as to its terms. If a settlement is not finalized, the Company would defend itself and NID and could incur significant costs in doing so.

          As a result of the agreement in principle, during the third quarter, the Company recorded a charge of $73 million in discontinued operations to increase its reserve for the settlement and related matters, bringing the total reserve to $314 million as of September 30, 2008. The Company has recorded deferred tax benefits of $57 million on the reserve, including $24 million recorded during the third quarter of 2008, reflecting the Company’s current estimate of the portion of the reserve expected to be deductible for tax purposes. The reserve reflects the Company’s current estimate of the expected probable loss with respect to these matters, assuming the settlement is finalized. If a settlement is not finalized, the eventual losses related to these matters could be materially different than the amount reserved and could be material to the Company’s results of operations, cash flows and financial condition in the period that such matters are determined or paid.

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

          During the second quarter of 2006, each of the Company and its subsidiary, Specialty Laboratories, Inc. (“Specialty”), received a subpoena from the California Attorney General’s Office. The subpoenas seek various documents including documents relating to billings to MediCal, the California Medicaid program. The subpoenas seek documents from various time frames ranging from three to ten years. During the third quarter of 2008, the Company received a request for additional information. The Company and Specialty are cooperating with the California Attorney General’s Office.

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

          Management has established reserves in accordance with generally accepted accounting principles for the other matters discussed above. Such reserves totaled less than $5 million as of September 30, 2008. Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid. However, there may be pending qui tam claims brought by former employees or other “whistle blowers”, or other pending claims as to which the Company has not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

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

9.       BUSINESS SEGMENT INFORMATION

          Clinical testing is an essential element in the delivery of healthcare services. Physicians use tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical testing is generally categorized as clinical laboratory testing and anatomic pathology testing. Clinical laboratory testing is performed on body fluids, such as blood and urine. Anatomic pathology testing is performed on tissues, including biopsies, and other samples, such as human cells. Customers of the clinical testing business include patients, physicians, hospitals, employers, governmental institutions and other commercial clinical laboratories. The clinical testing business accounted for greater than 90% of net revenues from continuing operations in 2008 and 2007.

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

          During the first quarter of 2007, the Company acquired HemoCue, and in the second quarter of 2007, it acquired AmeriPath (see Note 2). HemoCue is included in the Company’s other operating segments. AmeriPath’s operations are included in the Company’s clinical testing business.

          At September 30, 2008, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The following table is a summary of segment information for the three and nine months ended September 30, 2008 and 2007. Segment asset information is not presented since it is not reported to or used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses. General management and administrative corporate expenses, including amortization of intangible assets, are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statements contained in the Company’s 2007 Annual Report on Form 10-K and Note 1 to the interim consolidated financial statements.

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008		2007		2008		2007
Net revenues:
Clinical testing business	$1,666,560	(a)	$1,617,743		$4,971,870	(a)	$4,501,194
All other operating segments	160,043		149,327		477,271		433,240
Total net revenues	$1,826,603		$1,767,070		$5,449,141		$4,934,434

Operating earnings (loss):
Clinical testing business	$336,590	(a)	$326,196		$980,492	(a)	$860,105	(b)
All other operating segments	15,077		17,051		37,769		27,630	(c) (d)
General corporate expenses	(34,732)		(37,255)		(112,942)		(108,464)
Total operating income	316,935		305,992		905,319		779,271
Non-operating expenses, net	(56,617)	(e)	(58,267)		(149,444)	(e)	(120,589)
Income from continuing operations
before income taxes	260,318		247,725		755,875		658,682
Income tax expense	100,642		97,400		293,287		258,863
Income from continuing operations	159,676		150,325		462,588		399,819
Loss from discontinued operations, net
of taxes	(48,934)	(f)	(52,360)	(g)	(50,911)	(f)	(54,629)	(g)
Net income	$110,742		$97,965		$411,677		$345,190

(a)	Results for the three and nine months ended September 30, 2008 include a reduction to net revenues and operating income estimated at approximately $10 million and $8 million, respectively, associated with the impact of hurricanes in the third quarter.
(b)	During the nine months ended September 30, 2007, operating income included $9.9 million of first quarter charges, associated with workforce reductions in response to reduced volume levels.
(c)	During the nine months ended September 30, 2007, operating income included a $4 million first quarter charge related to the expensing of in-process research and development associated with the acquisition of
HemoCue (see Note 2).
(d)	During the nine months ended September 30, 2007, operating income included $0.8 million of first quarter charges, associated with workforce reductions in response to reduced volume levels.
(e)	For the three and nine months ended September 30, 2008, non-operating expenses, net includes a third quarter charge of $8.9 million associated with the write-down of an equity investment.
(f)	Includes pre-tax charges of $73 million related to the government investigation of NID (see Note 6 and Note 8).
(g)	Includes pre-tax charges of $51 million related to the government investigation of NID (see Note 6 and Note 8).

     QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

10.      SUMMARIZED FINANCIAL INFORMATION

          The Company’s 5.125% senior notes due 2010, 7.5% senior notes due 2011, 5.45% senior notes due 2015, 6.40% senior notes due 2017 and 6.95% senior notes due 2037 are fully and unconditionally guaranteed by certain of the Company’s wholly-owned subsidiaries that have operations in the United States (the “Subsidiary Guarantors”). With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign subsidiaries and less than wholly-owned subsidiaries.

          In conjunction with the Company’s Secured Receivables Credit Facility, the Company maintains a wholly-owned non-guarantor subsidiary, Quest Diagnostics Receivables Incorporated (“QDRI”). The Company and certain of its Subsidiary Guarantors transfer all private domestic receivables to QDRI. QDRI utilizes the transferred receivables to collateralize borrowings under the Company’s Secured Receivables Credit Facility. The Company and the Subsidiary Guarantors provide collection services to QDRI. QDRI uses cash collections principally to purchase new receivables from the Company and the Subsidiary Guarantors.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2008

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$210,111	$1,510,372	$157,438	$(51,318)	$1,826,603

Operating costs and expenses:
Cost of services	126,762	887,309	59,052	-	1,073,123
Selling, general and administrative	42,790	306,789	84,590	(5,990)	428,179
Amortization of intangible assets	118	7,940	732	-	8,790
Royalty (income) expense	(106,558)	106,558	-	-	-
Other operating expense (income), net	-	84	(508)	-	(424)
Total operating costs and expenses	63,112	1,308,680	143,866	(5,990)	1,509,668
Operating income	146,999	201,692	13,572	(45,328)	316,935
Non-operating expenses, net	(48,924)	(45,139)	(7,882)	45,328	(56,617)
Income from continuing operations before taxes	98,075	156,553	5,690	-	260,318
Income tax expense	35,455	62,777	2,410	-	100,642
Income from continuing operations	62,620	93,776	3,280	-	159,676
Loss from discontinued operations, net of taxes	-	(48,934)	-	-	(48,934)
Equity earnings from subsidiaries	48,122	-	-	(48,122)	-
Net income	$110,742	$44,842	$3,280	$(48,122)	$110,742

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2007

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$203,515	$1,456,629	$189,614	$(82,688)	$1,767,070

Operating costs and expenses:
Cost of services	108,932	853,781	63,885	-	1,026,598
Selling, general and administrative	33,464	312,340	84,419	(5,889)	424,334
Amortization of intangible assets	48	7,061	1,823	-	8,932
Royalty (income) expense	(98,626)	98,626	-	-	-
Other operating expense (income), net	15	(113)	1,312	-	1,214
Total operating costs and expenses	43,833	1,271,695	151,439	(5,889)	1,461,078
Operating income	159,682	184,934	38,175	(76,799)	305,992
Non-operating expenses, net	(58,197)	(71,951)	(4,918)	76,799	(58,267)
Income from continuing operations before taxes	101,485	112,983	33,257	-	247,725
Income tax expense	37,167	45,435	14,798	-	97,400
Income from continuing operations	64,318	67,548	18,459	-	150,325
Loss from discontinued operations, net of taxes	-	(52,553)	193	-	(52,360)
Equity earnings from subsidiaries	33,647	-	-	(33,647)	-
Net income	$97,965	$14,995	$18,652	$(33,647)	$97,965

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2008

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$617,839	$4,509,703	$487,907	$(166,308)	$5,449,141

Operating costs and expenses:
Cost of services	376,499	2,656,206	182,526	-	3,215,231
Selling, general and administrative	140,034	925,195	253,971	(17,906)	1,301,294
Amortization of intangible assets	231	23,665	4,074	-	27,970
Royalty (income) expense	(318,892)	318,892	-	-	-
Other operating expense (income), net	4	(66)	(611)	-	(673)
Total operating costs and expenses	197,876	3,923,892	439,960	(17,906)	4,543,822
Operating income	419,963	585,811	47,947	(148,402)	905,319
Non-operating expenses, net	(136,020)	(143,241)	(18,585)	148,402	(149,444)
Income from continuing operations before taxes	283,943	442,570	29,362	-	755,875
Income tax expense	103,053	177,575	12,659	-	293,287
Income from continuing operations	180,890	264,995	16,703	-	462,588
Loss from discontinued operations, net of taxes	-	(50,558)	(353)	-	(50,911)
Equity earnings from subsidiaries	230,787	-	-	(230,787)	-
Net income	$411,677	$214,437	$16,350	$(230,787)	$411,677

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2007

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$619,284	$4,011,386	$546,179	$(242,415)	$4,934,434

Operating costs and expenses:
Cost of services	353,772	2,384,743	188,610	-	2,927,125
Selling, general and administrative	133,526	836,122	252,151	(17,567)	1,204,232
Amortization of intangible assets	183	13,623	4,936	-	18,742
Royalty (income) expense	(292,854)	292,854	-	-	-
Other operating expense (income), net	59	(395)	5,400	-	5,064
Total operating costs and expenses	194,686	3,526,947	451,097	(17,567)	4,155,163
Operating income	424,598	484,439	95,082	(224,848)	779,271
Non-operating expenses, net	(121,895)	(211,521)	(12,021)	224,848	(120,589)
Income from continuing operations before taxes	302,703	272,918	83,061	-	658,682
Income tax expense	113,371	109,582	35,910	-	258,863
Income from continuing operations	189,332	163,336	47,151	-	399,819
Loss from discontinued operations, net of taxes	-	(54,729)	100	-	(54,629)
Equity earnings from subsidiaries	155,858	-	-	(155,858)	-
Net income	$345,190	$108,607	$47,251	$(155,858)	$345,190

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Balance Sheet
September 30, 2008
			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$252,410	$7,913	$26,356	$-	$286,679
Accounts receivable, net	14,992	255,737	617,386	-	888,115
Other current assets	51,347	226,697	108,441	(9,712)	376,773
Total current assets	318,749	490,347	752,183	(9,712)	1,551,567
Property, plant and equipment, net	209,629	623,521	40,284	-	873,434
Goodwill and intangible assets, net	153,250	5,349,719	476,791	-	5,979,760
Intercompany receivable (payable)	667,649	(320,611)	(347,038)	-	-
Investment in subsidiaries	5,273,896	-	-	(5,273,896)	-
Other assets	172,407	43,571	49,040	(101,023)	163,995
Total assets	$6,795,580	$6,186,547	$971,260	$(5,384,631)	$8,568,756

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$479,284	$670,242	$51,100	$(9,712)	$1,190,914
Short-term borrowings and current portion
of long-term debt	-	47,622	2,297	-	49,919
Total current liabilities	479,284	717,864	53,397	(9,712)	1,240,833
Long-term debt	2,503,469	244,228	330,724	-	3,078,421
Other liabilities	80,843	464,336	73,362	(101,023)	517,518
Stockholders’ equity	3,731,984	4,760,119	513,777	(5,273,896)	3,731,984
Total liabilities and stockholders’ equity	$6,795,580	$6,186,547	$971,260	$(5,384,631)	$8,568,756

Condensed Consolidating Balance Sheet
December 31, 2007
			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$111,610	$14,847	$41,137	$-	$167,594
Accounts receivable, net	27,309	234,532	620,126	-	881,967
Other current assets	46,986	183,505	101,055	(6,750)	324,796
Total current assets	185,905	432,884	762,318	(6,750)	1,374,357
Property, plant and equipment, net	215,062	654,341	42,595	-	911,998
Goodwill and intangible assets, net	153,848	5,422,270	530,719	-	6,106,837
Intercompany receivable (payable)	859,841	(610,371)	(249,470)	-	-
Investment in subsidiaries	5,149,196	-	-	(5,149,196)	-
Other assets	167,105	48,433	38,054	(81,091)	172,501
Total assets	$6,730,957	$5,947,557	$1,124,216	$(5,237,037)	$8,565,693

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$451,944	$634,079	$45,443	$(6,750)	$1,124,716
Short-term borrowings and current portion
of long-term debt	-	62,386	101,195	-	163,581
Total current liabilities	451,944	696,465	146,638	(6,750)	1,288,297
Long-term debt	2,829,927	247,573	299,712	-	3,377,212
Other liabilities	124,844	457,837	74,352	(81,091)	575,942
Stockholders’ equity	3,324,242	4,545,682	603,514	(5,149,196)	3,324,242
Total liabilities and stockholders’ equity	$6,730,957	$5,947,557	$1,124,216	$(5,237,037)	$8,565,693

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2008

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$411,677	$214,437	$16,350	$(230,787)	$411,677
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	39,271	146,540	13,017	-	198,828
Provision for doubtful accounts	8,787	82,395	156,820	-	248,002
Provision for special charge	-	72,650	-	-	72,650
Other, net	(191,469)	16,177	(3,631)	230,787	51,864
Changes in operating assets and liabilities	307,980	(443,138)	(147,736)	-	(282,894)
Net cash provided by operating activities	576,246	89,061	34,820	-	700,127
Net cash (used in) provided by investing activities	(115,373)	(88,431)	15,952	71,369	(116,483)
Net cash used in financing activities	(320,073)	(7,564)	(65,553)	(71,369)	(464,559)
Net change in cash and cash equivalents	140,800	(6,934)	(14,781)	-	119,085
Cash and cash equivalents, beginning of period	111,610	14,847	41,137	-	167,594
Cash and cash equivalents, end of period	$252,410	$7,913	$26,356	$-	$286,679

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2007

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$345,190	$108,607	$47,251	$(155,858)	$345,190
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	37,259	119,550	12,448	-	169,257
Provision for doubtful accounts	9,315	53,710	159,935	-	222,960
Provision for special charge	-	51,000	-	-	51,000
Other, net	(129,230)	14,405	13,691	155,858	54,724
Changes in operating assets and liabilities	171,894	(282,310)	(161,167)	-	(271,583)
Net cash provided by operating activities	434,428	64,962	72,158	-	571,548
Net cash used in investing activities	(1,725,853)	(1,256,560)	(315,261)	1,647,587	(1,650,087)
Net cash provided by financing activities	1,263,232	1,218,236	259,641	(1,647,587)	1,093,522
Net change in cash and cash equivalents	(28,193)	26,638	16,538	-	14,983
Cash and cash equivalents, beginning of period	134,598	7,661	7,381	-	149,640
Cash and cash equivalents, end of period	$106,405	$34,299	$23,919	$-	$164,623

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

          HemoCue is the leading international provider in point-of-care testing for hemoglobin, with a growing share in professional glucose and microalbumin testing. HemoCue received Food and Drug Administration (“FDA”) clearance in October 2007 for a test to determine white blood cell counts and has applied to receive Clinical Laboratories Improvement Amendments of 1988 (“CLIA”)-waived status. Additionally, in June 2008, HemoCue was granted a CLIA waiver for its Albumin 201 System, which is used to screen patients for microalbuminuria and allows physicians to begin treatment based on the test’s results during a single office visit.

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

          Three and Nine Months Ended September 30, 2008 Compared with Three and Nine Months Ended September 30, 2007

          Continuing Operations

          Income from continuing operations for the three months ended September 30, 2008 was $160 million, or $0.81 per diluted share, compared to $150 million, or $0.77 per diluted share, in 2007. Income from continuing operations for the nine months ended September 30, 2008 was $463 million, or $2.36 per diluted share, compared to $400 million, or $2.05 per diluted share, in 2007. These increases in income from continuing operations were principally driven by revenue growth and actions we have taken to reduce our cost structure.

          Results for the three and nine months ended September 30, 2008 include a reduction to operating income estimated at approximately $8 million, or $0.02 per diluted share associated with the impact of hurricanes in the third quarter, and a third quarter charge of $8.9 million, or $0.03 per diluted share, associated with the write-down of an equity investment. In addition, the favorable resolution of certain tax contingencies increased diluted earnings per share by $0.01 for the nine months ended September 30, 2008.

          During the first quarter of 2007, the Company became a non-contracted provider to United Healthcare Group Inc., (“UNH”). As a result of the change in status, the Company’s revenues and earnings were significantly impacted for the first quarter and full year 2007. However, the ongoing profit impact was successfully mitigated by the end of 2007 as a result of actions taken to reduce costs, and higher reimbursement for the testing we continued to perform for UNH members as a non-contracted provider.

          Results for the nine months ended September 30, 2007 include first quarter pre-tax charges of $10.7 million, or $0.03 per share, associated with workforce reductions in response to reduced volume levels, and a first quarter pre-tax charge of $4.0 million, or $0.01 per share, related to in-process research and development expense associated with the HemoCue acquisition.

          Net Revenues

          Net revenues for the three months ended September 30, 2008 grew by 3.4% over the prior year level to $1.8 billion. Net revenues for the nine months ended September 30, 2008 were $5.4 billion, 10.4% above the prior year level. The acquisition of AmeriPath, which was completed on May 31, 2007, contributed approximately 6.8% to revenue growth for the nine months ended September 30, 2008. We estimate that the impact of hurricanes in the third quarter of 2008 reduced consolidated revenue growth for the three and nine months ended September 30, 2008 by approximately 0.5% and 0.2%, respectively. While the UNH contract change took effect as of January 1, 2007, much of the loss of volume and change in revenues took place over the course of the first quarter last year. Therefore, there continues to be a carry-over impact in comparing the nine months ended September 30, 2008 volume and revenues to that of the prior year. We estimate that the carry-over impact of our change in status with UNH reduced 2008 revenue growth for the nine months ended September 30, 2008 by less than 1%.

          Our clinical testing business, which accounts for over 90% of our net revenues, grew 3.0% above the prior year level for the three months ended September 30, 2008. Volume, measured by the number of requisitions, increased 0.7% for the three months ended September 30, 2008. We estimate that the impact of the hurricanes in the third quarter of 2008 reduced volume growth for the quarter by approximately 0.5% . After adjusting for the impact of the hurricanes, we estimate the underlying volume growth to be about 1.3%. This is despite an almost 10% decline in pre-employment drug testing volume which accounted for approximately 7% of our total volume. We believe the volume decrease in pre-employment drug testing is principally due to slower hiring by the employers served by this business. Revenue per requisition increased 2.3% for the three months ended September 30, 2008, primarily driven by a positive test mix, partially offset by price reductions on various health plan contracts.

          For the nine months ended September 30, 2008, clinical testing revenues grew 10.5% above the prior year level, with AmeriPath contributing 7.3% growth. Volume, measured by the number of requisitions, increased 3.7%, primarily due to the impact of the AmeriPath acquisition, which contributed about 3.2% volume growth. We estimate that the impact of our change in status with UNH and the hurricanes reduced volume growth by approximately 1% and 0.2%, respectively, for the nine months ended September 30, 2008. After adjusting for the impact of the UNH contract change and the hurricanes, results for the nine months ended September 30, 2008 reflect underlying volume growth of between one and two percent. Revenue per requisition increased 6.5% for the nine months ended September 30, 2008 and was impacted by the results of AmeriPath, which contributed 4.0% to the improvement. The balance of the increase was primarily driven by a positive test mix, partially offset by price reductions on various health plan contracts.

          Our businesses other than clinical testing accounted for approximately 9% of our net revenues for the three and nine months ended September 30, 2008. These businesses include our risk assessment services business, our clinical trials testing business, our healthcare information technology business, MedPlus, and our diagnostic products business. The revenues for these businesses as a group grew 7% and 10% for the three and nine months ended September 30, 2008, respectively, with the increase primarily driven by a strong performance of our healthcare information technology and point-of-care businesses during the third quarter of 2008 and our healthcare information technology, point-of-care and clinical trials testing businesses for the nine months ended September 30, 2008.

          Operating Costs and Expenses

          Total operating costs and expenses for the three and nine months ended September 30, 2008 increased $49 million and $389 million, respectively, from the prior year periods. For the three and nine months ended September 30, 2008, operating costs increased as a result of higher costs associated with annual compensation adjustments. In addition, operating costs for the nine months ended September 30, 2008 increased primarily due to costs associated with the acquired operations of AmeriPath. These increases were partially offset by actions taken to improve our operating efficiency and reduce the size of our workforce as part of our cost reduction program announced in 2007.

          Results for the nine months ended September 30, 2007 reflect first quarter costs of $10.7 million associated with workforce reductions ($3.9 million included in cost of services and $6.8 million included in selling, general and administrative), $4 million of in-process research and development costs associated with the acquisition of HemoCue, which was recorded in “other operating (income) expense, net”, and costs associated with efforts to retain business and clarify for patients, physicians and employers misinformation regarding the UNH contract change.

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 58.7% of net revenues for the three months ended September 30, 2008, compared to 58.1% of net revenues in the prior year period. The majority of the increase over the prior year is due to the impact of hurricanes which adversely impacted our operations during the third quarter of 2008. For the nine months ended September 30, 2008, cost of services, as a percentage of net revenues, was 59.0%, compared to 59.3% in the prior year period. The improvement over the prior year for the nine months ended September 30, 2008 reflects actions taken to reduce our cost structure and higher revenue per requisition.

          Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense, and general management and administrative support, were 23.4% of net revenues for the three months ended September 30, 2008, compared to 24.0% in the prior year period. For the nine months ended September 30, 2008, selling, general and administrative expenses, as a percentage of net revenues, decreased to 23.9% from 24.4% in the prior year period. These improvements were primarily due to actions taken to reduce our cost structure and higher revenue per requisition, and for the nine months ended September 30, 2008, partially offset by the impact of the acquired operations of AmeriPath. In addition, selling, general and administrative expenses for the nine months ended September 30, 2007 included first quarter costs associated with efforts to retain business and clarify for patients, physicians and employers misinformation regarding the UNH contract change.

          For the three months ended September 30, 2008 and 2007, bad debt expense was 4.4% and 4.8% of net revenues, respectively. For the nine months ended September 30, 2008, bad debt expense was 4.6% compared to 4.5% of net revenues in 2007. The inclusion of AmeriPath, which carries a higher bad debt rate than the rest of our business, primarily due to its revenue and customer mix, increased the consolidated bad debt rate by approximately half a percent for the nine months ended September 30, 2008. We continue to make progress in our billing and collection processes, resulting in improvements in bad debt, days sales outstanding and the cost of our billing operation. With our disciplined approach, we expect to see continued strong performance in our billing and collection metrics, despite a slowing economy.

          Amortization of intangible assets was $8.8 million for the three months ended September 30, 2008, similar to the prior year period. Amortization of intangible assets for the nine months ended September 30, 2008 increased $9.2 million over the prior year period. This increase was primarily due to the amortization of intangible assets acquired in conjunction with the acquisition of AmeriPath.

          Other operating (income) expense, net represents miscellaneous income and expense items related to operating activities, including gains and losses associated with the disposal of operating assets and provisions for restructurings and other special charges. For the nine months ended September 30, 2007, other operating (income) expense, net includes a $4.0 million first quarter charge related to in-process research and development expense recorded in connection with the acquisition of HemoCue.

          Operating Income

          Operating income for the three months ended September 30, 2008 was $317 million, or 17.4% of net revenues, compared to $306 million, or 17.3% of net revenues, in the prior year period. For the nine months ended September 30, 2008, operating income was $905 million, or 16.6% of net revenues, compared to $779 million, or 15.8% of net revenues in the prior year period. The increases in operating income, as a percentage of net revenues, were primarily due to actions we have taken to reduce our cost structure, and for the nine months ended September 30, 2008, were partially offset by the impact of the acquired operations of AmeriPath. Results for the three and nine months ended September 30, 2008 include a reduction to operating income estimated at approximately $8 million associated with the impact of hurricanes in the third quarter. In addition, the operating income percentage for the three and nine months ended September 30, 2008, reflects the impact of the various items which impacted cost of services and selling, general and administrative expenses as a percentage of net revenues.

          Other Income (Expense)

          Interest expense, net for the three months ended September 30, 2008 decreased by $15.6 million over the prior year period, reflecting lower outstanding debt levels during the third quarter of 2008, primarily as a result of debt repayments. For the nine months ended September 30, 2008, interest expense, net increased by $11.8 million. This increase was primarily due to additional interest expense associated with borrowings used to fund the acquisition of AmeriPath.

          Other income (expense), net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the three and nine months ended September 30, 2008, other income (expense), net includes a third quarter charge of $8.9 million associated with the write-down of an equity investment.

          Income Tax Expense

          The effective income tax rate for the three and nine months ended September 30, 2008 decreased 0.6% and 0.5%, respectively, compared to the prior year periods. These decreases were primarily due to the favorable resolution of certain tax contingencies.

          Discontinued Operations

          During the third quarter of 2008, the Company and NID, a former test kit manufacturing subsidiary of the Company, reached an agreement in principle with the United States Attorney’s Office to settle the previously disclosed federal government investigation involving NID and the Company regarding NID test kits and tests performed using those test kits.

          The agreement in principle provides for a comprehensive settlement of federal claims. As part of the agreement, NID, which was closed in 2006, is expected to enter a guilty plea to a single count of felony misbranding. The terms of the settlement are subject to the final negotiation and execution of definitive agreements, which may include a corporate integrity agreement, and the approval by the United States Department of Justice and the United States Department of Health and Human Services and satisfactory resolution of related state claims. There can be no assurance, however, when or whether a settlement may be finalized, or as to its terms. If a settlement is not finalized, the Company would defend itself and NID and could incur significant costs in doing so.

          As a result of the agreement in principle, during the third quarter, the Company recorded a charge of $73 million in discontinued operations to increase its reserve for the settlement and related matters, bringing the total reserve to $314 million as of September 30, 2008. The Company has recorded deferred tax benefits of $57 million on the reserve, including $24 million recorded during the third quarter of 2008, reflecting the Company’s current estimate of the portion of the reserve expected to be deductible for tax purposes. The reserve reflects the Company’s current estimate of the expected probable loss with respect to these matters, assuming the settlement is finalized. If a settlement is not finalized, the eventual losses related to these matters could be materially different than the amount reserved and could be material to the Company’s results of operations, cash flows and financial condition in the period that such matters are determined or paid.

          Loss from discontinued operations, net of taxes, for the three months ended September 30, 2008 was $49 million, or $0.25 per diluted share, compared to $52 million, or $0.27 per diluted share in the prior year. Loss from discontinued operations, net of taxes, for the nine months ended September 30, 2008 was $51 million, or $0.26 per diluted share, compared to $55 million, or $0.28 per diluted share in the prior year. Results for the three and nine months ended September 30, 2008 and 2007 reflect charges of $73 million and $51 million, respectively, to reserve for the settlement and related matters in connection with various government claims, which is more fully described in Notes 6 and 8 to the interim consolidated financial statements.

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

          At September 30, 2008 and December 31, 2007, the fair value of our debt was estimated at $3.1 billion and $3.6 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At September 30, 2008, the carrying value exceeded the estimated fair value of the debt by $42.8 million and at December 31, 2007, the estimated fair value exceeded the carrying value of the debt by $59.1 million. A hypothetical 10% increase in interest rates on our total debt portfolio (representing approximately 57 and 61 basis points at September 30, 2008 and December 31, 2007, respectively) would potentially reduce the estimated fair value of our debt by approximately $75 million and $78 million at September 30, 2008 and December 31, 2007, respectively.

          Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility, our term loan due December 2008, and our term loan due May 2012 are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest rates on our senior unsecured revolving credit facility, term loan due December 2008 and term loan due May 2012 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of September 30, 2008, the borrowing rates under these credit facilities were: for our secured receivables credit facility, 0.33%; for our senior unsecured credit facility, LIBOR plus 0.40%; for our term loan due December 2008, LIBOR plus 0.55%; and for our term loan due May 2012, LIBOR plus 0.50% . At September 30, 2008, the LIBOR rate was 3.93% . At September 30, 2008, there was $1.1 billion outstanding under our term loan due May 2012, $45 million outstanding under our term loan due December 2008, and no borrowings outstanding under our secured receivables credit facility and our $750 million senior unsecured revolving credit facility.

          We have entered into various variable-to-fixed interest rate swap agreements, whereby we fixed the interest rates on $500 million of our term loan due May 2012 for periods through October 2009. The fixed interest rates range from 5.095% to 5.267% . Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing approximately 35 basis points) would impact annual net interest expense by approximately $2.3 million, assuming no changes to the debt outstanding at September 30, 2008.

          The fair value of the interest rate swap agreements at September 30, 2008 was a liability of $5.3 million. A hypothetical 10% decrease in interest rates (representing approximately 34 basis points) would potentially increase the fair value of the liability of these instruments by approximately $1 million. A hypothetical 10% increase in interest rates would potentially decrease the fair value of the liability of these instruments by approximately $1 million. For details regarding our outstanding debt and our financial instruments, see Notes 10 and 11 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2007 and Note 7 to the interim consolidated financial statements.

          Risk Associated with Investment Portfolio

          Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying value of our available-for-sale equity securities and privately held securities was $14 million at September 30, 2008.

          We regularly evaluate the fair value measurements of our equity investments to determine if losses in value are other than temporary and if an impairment loss has been incurred. The evaluation considers if the security has the ability to recover and, if so, the estimated recovery period. Other factors that are considered in this evaluation include the amount of the other-than-temporary decline and its duration, the issuer’s financial condition and short-term prospects and whether the market decline was caused by overall economic conditions or conditions specific to the individual security.

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

          SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) became effective for the Company on January 1, 2008. As of January 1, 2008 and for the period ended September 30, 2008, the Company has elected not to apply the fair value option to any of its financial assets or financial liabilities on-hand because the Company does not believe that application of SFAS 159’s fair value option is appropriate given the nature of its business operations. See Note 1 to the interim consolidated financial statements for further details.

          Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at September 30, 2008 totaled $287 million compared to $168 million at December 31, 2007. Cash and cash equivalents consist of highly liquid short-term investments, including time deposits with highly-rated banks, and various insured money market funds, including those that invest in U.S. Treasury securities. The Company has not suffered any losses associated with its cash and cash equivalents. Cash flows from operating activities in 2008 were $700 million, which were used to fund investing and financing activities of $116 million and $465 million, respectively. Cash and cash equivalents at September 30, 2007 totaled $165 million, compared to $150 million at December 31, 2006. Cash flows from operating activities in 2007 were $572 million, which together with cash flows from financing activities of $1.1 billion, were used to fund investing activities of $1.7 billion.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for the nine months ended September 30, 2008 was $700 million compared to $572 million in the prior year period. This increase was principally due to higher earnings in the current year, a smaller increase in accounts receivable, and a smaller decrease in accounts payable and accrued expenses. Net cash provided by operating activities for the nine months ended September 30, 2007 was reduced by $57 million of fees and other expenses paid in connection with the acquisition of AmeriPath. Days sales outstanding, a measure of billing and collection efficiency, were 45 days at September 30, 2008 compared to 48 days at December 31, 2007.

          Cash Flows from Investing Activities

          Net cash used in investing activities for the nine months ended September 30, 2008 was $116 million, consisting principally of capital expenditures of $140 million, partially offset by $23 million related to the receipt of a payment from an escrow fund established at the time of the acquisition of HemoCue.

          Net cash used in investing activities for the nine months ended September 30, 2007 was $1.7 billion, consisting principally of $1.2 billion related to the acquisition of AmeriPath, $307 million related to the acquisition of HemoCue and capital expenditures of $143 million.

          Cash Flows from Financing Activities

          Net cash used in financing activities for the nine months ended September 30, 2008 was $465 million, consisting primarily of net reductions of debt of $413 million. Debt repayments of $435 million, consisting primarily of the repayment of $120 million on our secured receivables credit facility, $15 million on our term loan due December 31, 2008 and $293 million on our term loan due May 31, 2012, were partially offset by borrowings of $20 million on our secured receivables credit facility. In addition, cash flows from financing activities included $30 million in proceeds from the exercise of stock options, including related tax benefits, offset by dividend payments of $58 million.

          Since the completion of the AmeriPath acquisition in May 2007, we have reduced our total debt by $831 million.

          Net cash provided by financing activities for the nine months ended September 30, 2007 was $1.1 billion, primarily associated with new borrowings and repayments related to the acquisitions of AmeriPath and HemoCue. Net cash provided by financing activities in 2007 also included $81 million in proceeds from the exercise of stock options, including related tax benefits, offset by purchases of treasury stock totaling $146 million and dividend payments of $58 million. The $146 million of treasury stock purchases represents 2.8 million shares of our common stock purchased at an average price of $52.14 per share.

          Dividend Program

          During each of the quarters of 2008 and 2007, our Board of Directors declared a quarterly cash dividend of $0.10 per common share. On August 5, 2008, our Board of Directors declared a quarterly cash dividend per common share of $0.10, paid on October 20, 2008. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchase Plan

          We did not purchase any shares of our common stock during the nine months ended September 30, 2008. During the nine months ended September 30, 2007, the Company repurchased 2.8 million shares of its common stock at an average price of $52.14 per share for $146 million. Through September 30, 2008, we have repurchased approximately 44.1 million shares of our common stock at an average price of $45.35 for $2 billion under our share repurchase program. At September 30, 2008, the total available for repurchases under the remaining authorizations was $104 million.

          Contractual Obligations and Commitments

          The following table summarizes certain of our contractual obligations as of September 30, 2008:

	Payments due by period
	(in thousands)
		Remainder
Contractual Obligations	Total	of 2008	1-3 years	3-5 years	After 5 years

Long-term debt	$3,109,890	$45,000	$401,486	$1,366,696	$1,296,708
Capital lease obligations	18,450	336	2,420	2,289	13,405
Interest payments on outstanding debt	1,516,474	43,593	331,675	222,428	918,778
Operating leases	679,486	52,941	305,592	169,076	151,877
Purchase obligations	64,912	11,293	41,648	11,425	546
Total contractual obligations	$5,389,212	$153,163	$1,082,821	$1,771,914	$2,381,314

          Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of September 30, 2008 applied to the September 30, 2008 balances, which are assumed to remain outstanding through their maturity dates.

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

          As of September 30, 2008, our total liabilities for unrecognized tax benefits were approximately $86 million, which were excluded from the table above. Based upon the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations, we believe it is reasonably possible that this amount may decrease by up to $47 million within the next twelve months. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 5 to the Consolidated Financial Statements in our 2007 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

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

          Requirements and Capital Resources

          We estimate that we will invest between $200 million and $220 million during 2008 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades. During the first nine months of 2008, we continued to make investments in support of our plans to develop and deploy standard systems across both the AmeriPath practices and our clinical laboratories. We have completed the enhancements to the AmeriPath laboratory and billing systems and began deployment of the enhanced systems during the second quarter of 2008. These investments will enable significant productivity gains and improved customer service.

          In June 2008, we amended our existing receivables securitization facility and increased it from $375 million to $400 million. The secured receivables credit facility is supported by back-up facilities provided on a committed basis by two banks: (a) $125 million, which matures on December 13, 2008 and (b) $275 million, which matures on June 10, 2009. Interest on the secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. We plan to replace the $125 million portion of our secured receivables credit facility which expires on December 13, 2008 with another bank, if such financing is available and offers acceptable terms. Given the recent tightening in the credit markets, including markets for asset-backed commercial paper, which serves as the underlying funding source for banks participating in this facility, there can be no assurance that we can timely replace the $125 million portion of the facility expiring on December 13, 2008. There were no borrowings outstanding under this credit facility at September 30, 2008, and if the $125 million portion of the facility cannot be replaced, we do not expect it to impact our ability to fund our operations.

          As of September 30, 2008, $1.2 billion of borrowing capacity was available under our existing credit facilities, consisting of $400 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. No borrowings are currently outstanding under either facility.

          We believe the banks participating in our various credit facilities are predominantly highly-rated banks, and that the entire amounts under the credit facilities are currently available to us. Should as a result of a bank failure, one or several banks no longer participate in either of our credit facilities, which we do not anticipate, we would not expect it to impact our ability to fund operations. We expect to continue to generate positive cash flow despite a slowing economy, and have only $50 million of debt maturing over the next twelve months. We expect to be able to fund payments associated with the agreement in principle related to NID, out of cash on-hand and available credit facilities.

          We believe that cash and cash equivalents on-hand, and cash from operations, together with our borrowing capacity under our credit facilities will provide sufficient financial flexibility to meet seasonal working capital requirements and to fund capital expenditures, debt service requirements, cash dividends on common shares, share repurchases and additional growth opportunities for the foreseeable future. We believe that our credit profile should provide us with access to additional financing, if necessary, to fund growth opportunities that cannot be funded from existing sources.

          Impact of New Accounting Standards

          In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”

(“FSP FAS 157-3”). In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and in March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” The impact of these accounting standards is discussed in Note 1 to the interim consolidated financial statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 4. Controls and Procedures

(a)	Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b)	During the third quarter of 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Note 8 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the third quarter of 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under the
	of Shares	Price Paid	Announced Plans or	Plans or Programs
Period	Purchased	per Share	Programs	(in thousands)
July 1, 2008 - July 31, 2008
Share Repurchase Program (A)	-	N/A	-	$104,038
Employee Transactions (B)	-	N/A	N/A	N/A
August 1, 2008 - August 31, 2008
Share Repurchase Program (A)	-	N/A	-	$104,038
Employee Transactions (B)	992	$54.63	N/A	N/A
September 1, 2008 - September 30, 2008
Share Repurchase Program (A)	-	N/A	-	$104,038
Employee Transactions (B)	93	$53.21	N/A	N/A
Total
Share Repurchase Program (A)	-	N/A	-	$104,038
Employee Transactions (B)	1,085	$54.51	N/A	N/A

(A)	Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $2.1 billion of share repurchases of our common stock.

(B)	Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of employee stock options (granted under the Company’s Amended and Restated Employee Long-Term Incentive Plan and its Amended and Restated Director Long-Term Incentive Plan, collectively the “Stock Compensation Plans”) who exercised options; (2) restricted common shares withheld (under the terms of grants under the Stock Compensation Plans) to offset tax withholding obligations that occur upon vesting and release of the restricted common shares; and (3) shares withheld (under the terms of grants under the Stock Compensation Plans) to offset tax withholding obligations that occur upon the delivery of outstanding common shares underlying restricted stock units and performance share units.

Item 6. Exhibits

Exhibits:
10.1	Amendment No. 4 to the Letter of Agreement between SmithKline Beecham Corporation and Quest
Diagnostics Incorporated

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 23, 2008
Quest Diagnostics Incorporated

By	/s/ Surya N. Mohapatra
Surya N. Mohapatra, Ph.D.
Chairman, President and
Chief Executive Officer

By	/s/ Robert A. Hagemann
Robert A. Hagemann
Senior Vice President and
Chief Financial Officer