Form 10-K
period 2008-12-31
QUEST DIAGNOSTICS INC
filed 2009-02-17
CIK 1022079

2008 Annual Report
on Form 10 – K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008
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
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the approximately 158 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $7.7 billion, based on the closing price on such date of the registrant’s Common Stock on the New York Stock Exchange.

As of January 30, 2009, there were outstanding 190,574,834 shares of Common Stock, $.01 par value per share.

Documents Incorporated by Reference

Document	Part of Form 10-K into which incorporated

Portions of the registrant’s Proxy Statement to be filed by April 28, 2009	Part III

Such Proxy Statement, except for the portions thereof which have been specifically incorporated by reference, shall not be deemed “filed” as part of this report on Form 10-K.

i

Item 1. Business

          Quest Diagnostics Incorporated is the world’s leading provider of diagnostic testing, information and services. We provide insights that enable patients, physicians and others to make decisions to improve health.

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

          During 2008, we generated net revenues of $7.2 billion and processed approximately 150 million test requisitions. Additional financial information concerning Quest Diagnostics, including our consolidated subsidiaries, for each of the years ended December 31, 2008, December 31, 2007 and December 31, 2006 is included in the consolidated financial statements and notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

OUR STRATEGY AND STRENGTHS

          Our mission is to be the undisputed world leader in diagnostic testing, information and services. Our vision is that we are dedicated people improving the health of patients through unsurpassed diagnostic insights and innovation. We focus on patients, growth and people to help achieve our goals.

          We offer high value diagnostic testing services and products attractive to patients, physicians, payers, and others and have become the provider of choice in key areas of the diagnostic testing market. We believe that successful execution of our strategy will drive continued growth of our business. Additionally, we believe that, over the long term, we will be able to grow at a rate above the U.S. clinical laboratory industry growth rate, to expand margins and to increase international revenues to 10% of consolidated revenues. We plan to do this by gaining more customers, selling more services and products to existing customers and by continuously improving the efficiency of our operations. The elements of our growth strategy are described below.

•

Deliver a superior patient experience. The patient is at the center of everything we do. Increasingly, patients have a choice when it comes to selecting a healthcare provider and we strive to give patients compelling reasons to put their trust in us. We have made significant investments in training our employees to provide a superior patient experience. We believe that this will drive patient and physician loyalty. Additionally, we have deployed automated patient appointment scheduling for our patient service centers. This enables patients to schedule appointments at times that are convenient for them while essentially eliminating their waiting time. We believe that we are the only national clinical test provider that offers this service in almost all of its patient service centers. We also collaborated with Google to launch Google Health™, which allows patients to share, save, organize and manage online their medical records and personal health information, including diagnostics laboratory data.

•

Continuously drive Six Sigma quality. We strive to provide the highest quality in all that we do, including: phlebotomy and specimen transport services; analytical testing processes in our laboratories; accurate and timely lab reports; and accurate and timely billing. We use Six Sigma and Lean processes to continuously reduce defects, enhance quality and further increase the efficiency of our operations. Six Sigma is a management approach that utilizes a thorough understanding of customer needs and requirements, root cause analysis, process improvements and rigorous tracking and measuring to enhance quality. Lean is a management approach that seeks to streamline processes and eliminate waste. We also use Six Sigma and Lean principles to help standardize operations and processes across our Company and identify and adopt company best practices. We believe our focus on continuously driving Six Sigma quality in all aspects of our business results in superior service to our customers and drives customer loyalty.

•

Leverage our unparalleled assets and capabilities. We are the world leader in the clinical testing business and the leading cancer diagnostic testing provider. We have the most extensive clinical testing network in the United States, offering national access to testing services. We operate a nationwide network of over 2,000 of our own patient service centers where we collect patient specimens, and laboratories in most major metropolitan areas. We provide anatomic pathology services, including inpatient anatomic pathology and medical director services at hospitals, throughout the country. We have a leading medical and scientific staff of approximately 900 M.D.s and Ph.D.s, primarily located in the United States. We serve approximately half of the physicians and half of the hospitals in the United States. We also operate approximately 75 locations in the United States and Canada where we coordinate the provision of paramedical examinations related to life insurance applications. We offer the broadest test menu, with more than 3,000 tests, and are the leading provider in the United States of gene-based and other esoteric testing. We have strong logistics capabilities, such as approximately 3,500 courier vehicles and 25 airplanes that make approximately 90,000 stops daily. We believe that customers and payers prefer providers that offer a comprehensive range of tests and services and the most convenient access to those services and that, by offering such services, we will be able to profitably enhance our market position.

•

Continue to lead in medical innovation and information technology solutions. We are a leading innovator in the clinical testing market with unmatched medical and technical expertise. We have the most comprehensive test menu and leading medical and scientific experts available for consultation. Over the past several years, we have expanded our business in more complex and faster-growing testing areas, including gene-based and esoteric testing, anatomic pathology services and point-of-care testing, reducing the percentage of our revenues from routine testing services. We remain a leading innovator in the clinical testing industry by continuing to introduce new tests, technology and services, including in the evolving area of personalized and targeted medicine. As an industry leader with the largest and broadest U.S. network and expanding presence outside the United States, we believe we are the channel of choice for developers of new tests to introduce their products to the marketplace. Through our relationships with the academic medical community and pharmaceutical and biotechnology firms, we believe that we are a leader in bringing technical innovation to the market. For example, in 2008, we expanded our growing menu of plasma-based Leumeta™ tests to 22.

We empower healthcare organizations and clinicians with information technology solutions that can improve patient care and medical practice. We develop products, such as ChartMaxx®, and the Care360™ Physician Portal, and a clinical portal that are designed to support the creation and management of electronic patient records, by bringing together, in one patient-centric view, information that includes physician’s records and laboratory and hospital data. Our Care360™ products, which can be accessed by more than 140,000 physicians, enable physicians to order diagnostic tests and review test results online. In addition, the Care360 Physician Portal enables physicians to electronically prescribe medication, view clinical and administrative information from various sources, file certain documents into a patient-centric health record maintained in our repository and share confidential information with medical colleagues. We believe that these products enhance the value we provide to our customers and result in increased customer loyalty.

•

Expand our geographic reach. In addition to growth opportunities in the United States, we see opportunities to expand our presence in Ireland and Mexico and to bring our experience and expertise in diagnostic testing to other international markets, particularly to developing countries where the testing markets are highly fragmented and less mature. During 2008, we began offering services and products in the growing market in India. Our product offering in India includes clinical testing for life insurance companies, clinical trials testing for global pharmaceutical companies, advanced esoteric testing for hospitals, physicians and patients, point-of-care products and wellness testing.

•

Expand our diagnostic scope. Technology advances are enabling testing to move closer to the patient and are becoming increasingly available and reliable. This enables more timely and effective decisions, with the opportunity to improve patient care and reduce medical costs. Since July 2006, we have acquired three businesses that offer point-of-care, or near patient, testing: HemoCue, Focus Diagnostics and Enterix. We intend to expand their product menus, develop novel technology platforms and systems to meet the needs of our clients and pursue potential additional acquisitions to supplement our offering. Results of their tests can be entered into our Care360 system, enabling the integration of tests performed in a near patient setting with those performed in our laboratories. We are well positioned to offer choice and integrated solutions to physicians, hospitals, clinics and retail customers for the testing methods that are most appropriate for each patient and practice.

          In support of our strategy, in recent years we have undertaken several acquisitions. These acquisitions enable us to expand our capabilities, further leverage our assets and differentiate our Company from our competition, diversify our revenues and accelerate our growth. We expect to continue to selectively evaluate acquisitions in the United States and in select international markets.

BUSINESS OPERATIONS

          Quest Diagnostics is the world’s leading provider of diagnostic testing, information and services, providing insights that enable patients, physicians and others to make decisions to improve health. We offer U.S. patients and physicians the broadest access to diagnostic testing services through our nationwide network of laboratories and Company-owned patient service centers. We provide interpretive consultation through the largest medical and scientific staff in the industry, with approximately 900 M.D.s and Ph.D.s, primarily located in the United States. We are the leading provider of clinical testing, including gene-based and other esoteric testing, anatomic pathology services, including dermatopathology and testing for drugs-of-abuse, and the leading provider of risk assessment services for the life insurance industry. We are also a leading provider of testing for clinical trials. Our diagnostics products business manufactures and markets diagnostic test kits and specialized point-of-care testing. We empower healthcare organizations and clinicians with robust information technology solutions. Our activities are described below.

          Patients are at the center of everything that we do. We are leveraging our diagnostic testing capabilities and our assets to serve multiple customer bases. In 2008, our clinical testing business accounted for greater than 90% of our net revenues, with the balance derived from insurer services, clinical trials testing, diagnostic products and healthcare information technology. Most of our services are provided in the United States. Clinical testing includes routine testing, anatomic pathology, gene-based and esoteric testing, and drugs-of-abuse testing, which generated approximately 52%, 16%, 20% and 3%, respectively, of our 2008 net revenues. Risk assessment services for the life insurance industry, clinical trials testing, diagnostic products and healthcare information technology combined generated approximately 9% of our 2008 net revenues. In 2008, we derived approximately 3% of our net revenues from foreign operations and held approximately 7% of our long-lived assets outside the United States.

          Clinical Testing. We are the world’s largest commercial clinical testing company. We offer customers the broadest access to the most extensive test menu of clinical and anatomic pathology tests in the United States. Clinical testing is an essential element in the delivery of healthcare services. Physicians use clinical tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical testing is generally categorized as clinical laboratory testing and anatomic pathology services. Clinical laboratory testing generally is performed on blood and body fluids, such as urine. Anatomic pathology services are performed on tissues, such as biopsies, and other samples, such as human cells. Clinical tests which can be performed by most clinical laboratories are considered routine. Esoteric tests are clinical tests that are not routine, require highly skilled personnel and generally require more sophisticated equipment. Esoteric tests, including gene-based tests, generally are performed in several of our laboratories. As testing methods become more complex, we believe that providing sound medical and scientific consultation regarding tests and test results will help spur the adoption of new tests, improve patient outcomes and enhance customer satisfaction. To this end, we have in-house medical directors, scientific directors and genetic counselors available for consultation with our customers.

          Routine clinical testing. We are the leading provider of routine clinical testing, including testing for drugs-of-abuse. We perform routine testing through our network of major laboratories and rapid response laboratories. We also perform routine testing at the hospital laboratories we manage. Rapid response laboratories are smaller facilities where we can quickly perform an abbreviated menu of routine tests for customers that require rapid turnaround times. We also perform routine testing at hospital laboratories that we manage. We operate 24 hours a day, 365 days a year, performing and reporting most routine tests within 24 hours. The majority of test results are delivered electronically.

          Routine tests measure various important bodily health parameters such as the functions of the kidney, heart, liver, thyroid and other organs. Commonly ordered tests include:

•	blood chemistries, including cholesterol levels;

•	complete blood cell counts;

•	urinalyses;

•	pregnancy and other prenatal tests;

•	routine microbiology testing;

•	alcohol and other substance-abuse tests; and

•	allergy tests such as the ImmunoCap® test.

          Anatomic Pathology. We are the leading provider of cancer diagnostics, including anatomic pathology services in the United States. Anatomic pathology involves the diagnosis of cancer and other diseases and medical conditions through examination of tissue and cell samples taken from patients. We provide anatomic pathology and other cancer diagnostics testing, including inpatient anatomic pathology and medical director services at hospitals, throughout the country, including through our major laboratories. We have a substantial presence in select areas and strong relationships with ordering physicians.

          We significantly strengthened our anatomic pathology services offering through our May 2007 acquisition of AmeriPath Group Holdings, Inc. (“AmeriPath”). We provide a full-range of cancer diagnostic services to all specialties including: dermatopathology, gastroenterology, hematology, urology and oncology. We have approximately 700 board-certified pathologists, including luminaries in their field, with a passion for and dedication to serving patients with the highest quality service.

          We have a strong history of leadership and innovation in cancer diagnostics. We introduced the Leumeta™ family of tests for leukemia and lymphoma. These proprietary plasma-based molecular tests may some day eliminate the need for painful bone marrow biopsies. We offer Pap testing using liquid-based technology in addition to conventional Pap testing and provide physicians the option of computer assisted Pap screening. We were one of the industry leaders educating physicians about molecular testing for human papilloma virus (“HPV”), the leading cause of cervical cancer. During 2008, the National Cancer Screening Service of the Republic of Ireland selected the Company to provide cervical cancer screening testing for women age 25 to 60 participating in Ireland’s first nationwide cytology-screening program.

          Gene-Based and Other Esoteric Testing. Gene-based and other esoteric tests increasingly are ordered by physicians to assist in the diagnostic process, to establish a prognosis and to choose or monitor a therapeutic regimen. Esoteric tests include procedures in the areas of molecular diagnostics, protein chemistry, cellular immunology and advanced microbiology. Commonly ordered esoteric tests include viral and bacterial detection tests, drug therapy monitoring tests, autoimmune panels and complex cancer evaluations. Esoteric tests typically require professional “hands-on” attention from highly-skilled technical personnel, generally require more sophisticated technology, equipment or materials and may be performed less frequently than routine tests. Consequently, esoteric tests are generally reimbursed at higher levels than routine tests. It is not practical, from a cost-effectiveness or infrastructure perspective, for most hospitals, independent laboratories or physician office laboratories to develop and perform a broad menu of esoteric tests, or to perform low-volume esoteric testing in-house. Such tests generally are outsourced to an esoteric clinical testing laboratory, such as our Nichols Institute or Focus Diagnostics, which specializes in performing these complex tests.

          We are the leading provider in the United States of gene-based and other esoteric testing, with net revenues of over $1.4 billion, or 20% of consolidated net revenues, in 2008. We conduct complex and specialized testing, including molecular diagnostics, in our two world renowned Nichols Institute laboratory facilities (one on each U.S. coast), and in a number of other locations.

          Our esoteric laboratories provide reference testing services to physicians, large academic medical centers, hospitals and other commercial laboratories. Our esoteric testing laboratories perform hundreds of complex tests that are not routinely performed by our regional laboratories, including but not limited to the following fields:

•	endocrinology and metabolism (the study of glands, their hormone secretions and their effects on body growth and metabolism);

•	genetics (the study of chromosomes, genes and their protein products and effects);

•	hematology (the study of blood and bone marrow cells) and coagulation (the process of blood clotting);

•	immunogenetics and human leukocyte antigens (HLA) (solid organ and bone marrow transplantation; eligibility for vaccines; selection of pharmacotherapeutic agents and immunotherapy);

•	immunology (the study of the immune system, including antibodies, cytokines, immune system cells and their effect, receptor systems and autoimmune diseases);

•	microbiology and infectious diseases (the study of microscopic forms of life, including parasites, bacteria, viruses, fungi and other infectious agents);

•	oncology (the study of abnormal cell growth, including benign tumors and cancer);

•	serology (a science dealing with body fluids and their analysis, including antibodies, proteins and other characteristics); and

•	toxicology (the study of chemicals and drugs and their adverse effects on the body).

          We believe that offering a full range of gene-based and other esoteric tests strengthens our market offering and market position and enhances our reputation as the nation’s leading test provider.

          Scientific Innovation. We are a leading innovator in the clinical testing industry, with the ability to develop technologies from the earliest discovery stage to a commercially validated clinical test. We develop tests at our laboratories, such as Quest Diagnostics Nichols Institute and Focus Diagnostics, and develop innovative techniques in anatomic pathology. We are a leader in transferring technical innovations to the market through our relationships with technology developers, including the academic community and pharmaceutical and biotechnology firms, as well as through collaborations with emerging medical technology companies that develop and commercialize novel diagnostics, pharmaceutical and device technologies. We search for new opportunities and continue to build a robust pipeline of new tests in screening, diagnosis, prognosis and treatment choice, which assists in early detection of diseases and may reduce healthcare costs. Through our strengths in assay development, distribution and commercialization, we believe that we are the best partner for developers of new technologies and tests to introduce their products to the marketplace.

          We focus our resources on key disease states and technologies to help doctors care for their patients through better screening, monitoring, diagnosis, prognosis and treatment choices. We also look for tests that are less invasive than currently available options. With these priorities in mind, in 2008, we introduced a number of new tests. A representative sampling of recent new tests is set forth below.

•	Oncology.

-

We expanded to 22 our growing menu of plasma-based Leumeta™ tests. These tests are useful in determining many different types of hematological disorders, and in particular, use qualitative findings to assist in the diagnosis of certain hematological disorders in patients who lack the JAK2 mutation. Plasma-based assays are an effective and less invasive way of diagnosing and monitoring leukemia and lymphoma patients and allows for more frequent disease progression monitoring, compared to other laboratory diagnostic methods that require patients to undergo painful procedures, such as bone marrow biopsies.

	-	We introduced KRAS Mutation Analysis, a molecular test that helps to determine if patients with metastatic colorectal or lung cancer are eligible for treatment with EGFR-targeted therapy.

-

We introduced HE4, a new serum-based test exclusively licensed from Fujirebio. HE4 is the first test in the last 20 years to receive clearance from the U.S. Food and Drug Administration (“FDA”) for monitoring woman with ovarian cancer. This test provides valuable information in determining patient prognosis and is selected in certain instances by physicians who traditionally order the CA125 test for monitoring.

-

We introduced InScape™ Virtual Pathology which is a novel Immunohistochemistry (IHC) that allows pathologists to access their cases through a secured HIPAA compliant website. This supports a pathologist’s ability to remotely review stained slides and provide information back to treating physicians more quickly and reduce the anxious waiting time of patients.

-

We licensed the Septin 9 biomarker. Methylation of the Septin 9 gene is a marker in blood plasma of colorectal cancer patients. We plan to develop plasma-based colorectal cancer screening tests using the Septin 9 marker to act as a supplement to conventional methods of colorectal cancer screening, including colonoscopy and fecal occult blood tests. Too often, patients fail to undergo a colonoscopy or conduct other types of colorectal cancer screenings because they find these methods invasive, unpleasant or costly. A blood test for detecting colorectal cancer, once developed, will be a convenient option that complements other screening methods.

	-	We also licensed and are developing additional oncology applications for our ClariSure™ CGH (Comparative Genomic Hybridization) Assay.

•	Urology.

-

We acquired exclusive rights to and launched the UroRisk™ Diagnostics Profile and the StoneRisk™ Diagnostics Profile. These tests are considered to be the gold standard for kidney stone risk assessment and monitoring of recurrence and help determine lifestyle changes needed to avoid further stone development.

•	Infectious Disease.

-

We continued to expand our menu of tests focused on esoteric infectious diseases, drawing on our expertise and strength in this field. Our Focus Diagnostics subsidiary was the first CLIA-approved service laboratory in the United States to develop and introduce a test for detecting the mosquito-borne Chikungunya virus. Commercial availability of this molecular polymerase chain reaction (PCR) test enables physicians to test patients who may have contracted the virus while traveling to endemic areas.

-

We also introduced a PCR-based test which detects virtually all known enterovirus strains, along with multiple parecho virus strains that cause infections that can be especially severe in infants and young children.

•

Genetics and Personalized Medicine. Increasingly, tests will be introduced that determine a patient’s genotype or gene expression profile associated with a particular disease. These tests can help physicians to determine a patient’s susceptibility to disease or to tailor medical care to an individual’s needs – such as determining if a medication might be more or less effective for a particular person, or which of several medications might work better, and tailoring the right dosage once the proper medicine is prescribed. A few examples are set forth below:

-

Carbamazepine is a common anti-seizure and pain medication, which has the potential for a severe and sometimes fatal dermatologic reaction. This risk is 10-fold higher in Asians. We introduced the HLA (Human Leukocyte Antigen) test to screen Asian patients, thus helping physicians identify which patients should not be given carbamazepine.

-

The leading cause of vision loss in older individuals is age-related macular degeneration, which typically starts showing symptoms, such as blurring in one’s central vision, in the fifth decade of life. We introduced the Macular Degeneration Mutation Analysis that helps determine one’s risk of developing age-related macular degeneration.

-

Aspirin therapy is often prescribed to prevent atherothrombosis. However, sometimes aspirin does not work, and there may be issues with patient compliance and the correct dosage. We introduced the Corgenix AspirinWorks® test, a urine test that helps identify patients that do not respond to aspirin therapy.

          In addition, we recently acquired additional biomarker capabilities to advance our efforts to develop companion diagnostics for new therapies that will enable personalized patient treatment.

          Clinical Trials Testing. We believe that we are the second largest provider of central laboratory testing performed in connection with clinical research trials on new drugs and vaccines. Clinical research trials are required by the FDA and other international regulatory authorities to assess the safety and efficacy of new drugs and vaccines. We see opportunities to develop pharmacogenetic tests to help speed drug approval processes for our clinical trials customers and, capitalizing on the trend to personalized medicine, better focus patient therapy based on patient genetic markers.

          We have clinical trials testing centers in the United States, the United Kingdom and India, and we provide clinical trials testing in Australia, China and Singapore through affiliated laboratories. While we serve most of the major pharmaceutical companies, approximately 40% of our net revenues from clinical trials testing in 2008 represented testing for GlaxoSmithKline plc (GSK). We are the primary provider of central laboratory testing to support GSK’s clinical trials testing requirements worldwide.

          Life Insurer Services. We are the largest provider of risk assessment services to the life insurance industry in the United States and Canada. We also provide risk assessment services for insurance companies doing business in many countries outside the United States. In 2008, we began providing risk assessment services in India.

          Our risk assessment services comprise underwriting support services to the life insurance industry including teleunderwriting, specimen collection and paramedical examinations, clinical testing, medical record retrieval, case management, motor vehicle reports, telephone inspections, prescription histories and credit checks. The clinical tests that we perform and data we gather are designed specifically to assist insurance companies in objectively evaluating the mortality and morbidity risks posed by policy applicants. The majority of the testing is performed on specimens of life insurance applicants, but also includes specimens of applicants for other types of insurance. Factors such as the number of applications for fully-underwritten life insurance policies can affect the utilization of clinical testing and other services we provide to our insurance customers. Most of our specimen collections and paramedical examinations are performed at the applicant’s home or workplace. We operate approximately 75 locations other than patient service centers in the United States and Canada where we provide paramedical examinations. We have been actively performing paramedical examinations in select patient service centers and during the first quarter of 2009, we plan to offer paramedical examinations through 500 of our patient service centers, bringing to approximately 575 the total number of sites where we provide these examinations. We also contract with third parties at over an additional 125 locations across the United States and Canada to coordinate providing these exams.

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

          Employer Services. We believe that we are the leading provider of clinical testing to employers for drugs-of-abuse. Our Drug Testing Index, which is an annual report of our aggregate drug testing results, is used nationally by employers, the federal government and the media to help identify and quantify drug abuse among the nation’s workforce.

          As healthcare costs have increased, so has the value of preventative care. Employers grappling with increased healthcare costs are considering wellness testing as a key tool to reduce their healthcare costs. We provide wellness testing to employers to enable their employees to take an active role in improving their health and empower employers with aggregated health information. Our Blueprint for Wellness™ program offers employers actionable data to power their health improvement and cost containment programs. We are leveraging our patient service centers and paramedical network to deliver wellness screening nationwide. Additionally, in the fourth quarter of 2008, we began to offer Blueprint for Wellness™ directly to individuals through our partnership with Google Health™.

          Diagnostic Products, Including Point-of-care, or Near Patient, Testing. Technology advances are enabling testing to move closer to the patient and are becoming increasingly available and reliable. Over time, some testing that is now done in clinical laboratories will cease to be performed in clinical laboratories and will be performed closer to the patient. We believe that our point-of-care testing strategy will strengthen our relationship with our customers by enabling us to offer more solutions that improve the effectiveness of our customers and the care of their patients by enabling faster diagnosis and treatment. We are well positioned to offer options and integrated solutions to physicians, hospitals and clinics for the testing methods that are most appropriate for each patient and practice.

          We develop and manufacture products that enable healthcare professionals to make healthcare diagnoses, including products for point-of-care, or near patient, testing for the professional market. Since July 2006, we have acquired several companies, including Focus Diagnostics, Enterix, and HemoCue, that enhance our offerings and better enable us to serve these markets. We will consider additional acquisitions or licenses of selective products to complement the products and services we provide. The results of the InSure® Quik FITTM point-of-care test and HemoCue hemoglobin, glucose, urine albumin and white blood cell tests, as well as tests performed by our laboratories, can be entered into our Care360™ Physician Portal so that they all are available in one electronic medical record. We intend to offer additional data links in the future. This will differentiate our point-of-care test products from other products that are not integrated into an electronic repository.

          Focus Diagnostics is a leading provider of infectious disease testing that has established a reputation for being first to introduce new tests to the market, including diagnostic tests for Lyme disease, West Nile Virus and SARS. Focus Diagnostics develops, manufactures and markets diagnostic products, such as HerpeSelect® ELISA tests that detect patient antibodies to specific types of Herpes Simplex Virus, which can be performed on a variety of instrument platforms. Focus received FDA 510(k) clearance to sell in the United States its new multiplexed PlexusTM product to detect type specific antibodies to herpes simplex virus. Focus has also submitted an application to the FDA for 510(k) clearance to allow U.S. sales of PlexusTM products for the detection of antibodies specific to Epstein-Barr virus. Both the PlexusTM products have received the CE mark and are available for purchase in European Union countries. Focus Diagnostics sells its diagnostic products to large academic medical centers, hospitals and commercial laboratories globally.

          HemoCue, headquartered in Angelholm, Sweden, specializes in point-of-care testing. HemoCue is the leading global provider in point-of-care testing for hemoglobin, with a growing market share for glucose, microalbumin and white blood cell testing. The measurement of hemoglobin is important for blood donors and for patients being considered for transfusion therapy, or undergoing dialysis or chemotherapy, where instant test results can lead to immediate treatment decisions. The HemoCue handheld systems are used in physician’s offices, blood banks, hospitals, diabetes clinics and public health clinics. In developing countries, these systems are used as the primary means to screen for anemia. Approximately one-half of HemoCue products are sold outside the United States. We believe that HemoCue has a strong product development pipeline, based on its pioneering use of its patented microfluidic systems.

          In October 2007, HemoCue received FDA 510(k) clearance for its White Blood Cell Analyzer, a whole-blood test performed on finger-stick samples that can assist physicians by providing a total white blood cell count (WBC). Changes in WBC may be indicative of infection, inflammation, bone marrow failure, autoimmune diseases and many other medical conditions. The WBC can be useful to physicians in helping to diagnose a patient’s disease state and determine at the point of care what, if any, treatment may be appropriate for the patient in conjunction with other clinical signs and symptoms. WBC is a test routinely performed by most laboratories. In addition, Focus Diagnostics received FDA 510(k) clearance for its HerpeSelect® Express™ HSV-2, which is used for aiding in the diagnosis of herpes simplex type-2 virus, the primary cause of genital herpes. With 510(k) clearance for marketing, physicians who operate CLIA-certified moderately complex laboratories may now use these two products to quickly produce results in a single office visit. These two tests can help physicians quickly determine the possible presence of an infection and allow physicians to make more informed and immediate treatment decisions for their patients. We have applied for CLIA-waived status for these two products which, if granted, would permit physicians to use these products in a much larger segment of physician offices. In 2008, a CLIA waiver was granted for our urine albumin test.

          Enterix, an Australia-based company, manufactures the InSure® fecal immunochemical test (FIT™) for screening for colorectal cancer and has developed the InSure® Quik FIT™ test for processing by the physician in his or her office.

          International. We have laboratory facilities in Mexico City, Mexico; San Juan, Puerto Rico; Gurgaon, India; and Heston, England. These laboratories support our clinical trials business and clinical testing in their local markets. In India, our laboratory also supports our risk assessment services and sales directly to employers and consumers. We also have sales representatives dedicated to offering our point-of-care test products in countries outside the United States. We see opportunities to bring our experience and expertise in diagnostic testing and point-of-care products to international markets, particularly developing countries where the testing markets are highly fragmented and less mature.

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

          We develop and integrate clinical connectivity and data management solutions for healthcare organizations, physicians and clinicians primarily through our Care360 suite of products and the ChartMaxx® electronic document management system for hospitals. The Care360 products, including our Care360 Physician Portal, enable physicians to order diagnostic tests and review test results from Quest Diagnostics online. In addition, the Care360 Physician Portal enables physicians to electronically prescribe medication, view clinical and administrative information in a patient-centric record maintained in our repository and share confidential information with medical colleagues in a HIPAA-compliant manner. Demand has been growing for our information technology solutions as physicians have expanded their usage of the Internet. By the end of 2008, approximately 140,000 physicians had access to Care360 products. Excluding our AmeriPath business, over 70% of our test orders and approximately 85% of our test results were being transmitted electronically. E-prescribing medications processed through Care360 in 2008 more than doubled compared to 2007. The annualized rate as we exited 2008 was 4.5 million. We believe that recent e-prescribing incentives promulgated by the Centers for Medicare and Medicaid Services (“CMS”) will foster increased demand for our information technology solutions.

          Additionally, in 2007 we acquired the capabilities to deploy a health information exchange system comprised of proprietary technologies that enable healthcare providers to access and manage a range of patient data from multiple sources at the point-of-care. These capabilities will enable us to provide solutions to the many health information exchanges that are being developed.

          In 2008, we collaborated with Google to launch Google Health™. Google Health™ enables patients and physicians to share diagnostic laboratory data online, and allows users to save, organize and manage their medical records and personal health information online. Using our Care360 connectivity products, physicians can securely provide diagnostic data with a brief explanation of test results to a patient’s Google Health™ account.

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

          Key Trends. There are a number of key trends that we expect to have a significant impact on the clinical testing business in the United States and on our business. These trends present both opportunities and risks. The recent economic slowdown may temporarily reduce industry growth rates. However, because clinical testing is an essential healthcare service and because of the key trends discussed below, we believe that the industry will continue to grow over the long term and that we are well positioned to benefit from the long-term growth expected in the industry.

          Demographics. The growing and aging population is increasing the demand for clinical testing.

          Increased testing. We believe that we have entered the decade of diagnostics, moving from greater focus on curative care to a greater recognition of the value of detection, prevention and personalized care. Physicians increasingly are relying on testing to help identify risk factors and symptoms of disease, the choice of therapeutic regimen and the evaluation of treatment results. Physicians, consumers and payers increasingly recognize the value of testing as a means to improve health and reduce the overall cost of healthcare through early detection and prevention.

          Science and technology advances. Medical advances allow for more accurate and earlier diagnosis and treatment of diseases. Continuing research and development in the area of genomics is expected to yield new, more sophisticated and specialized tests. These advances also are spurring interest in and demand for personalized or tailored medicine, which relies on diagnostic and prognostic testing. In addition, pharmacogenetic testing increasingly is used as a parameter to help speed drug approval processes and to better focus therapy based on patient and tumor-specific genetic markers.

          Health information technologies. Demand is growing toward comprehensive care management solutions that serve patients, payers and practitioners by improving access to patient data, increasing patient participation in care management, reducing medical errors and improving clinical outcomes. There is an increasing focus on interconnectivity, the ability to interact with other software and systems, and real time data aggregation. Electronic medical records and patient health records continue to grow.

          Customer and payer consolidation. Our customers and payers, including physicians, health insurance plans, employers, pharmaceutical companies and other intermediaries, have been consolidating. We expect that this trend will continue. Consolidation is increasing customer and payer bargaining power, enhancing purchasing sophistication and encouraging internalization of testing.

          Highly competitive. The clinical testing industry remains fragmented, is highly competitive and is subject to new competition. Competition is growing from non-traditional competitors. New market entrants with extensive resources may make acquisitions or expand into our traditional areas of operations. We also are expanding into new diagnostic testing areas that are highly competitive.

          Regulatory and policy environment. Government oversight of and attention to the healthcare industry in the United States is significant and may increase. There has been extensive discussion of healthcare reform. While it is not possible to predict whether change in U.S. government regulation of healthcare will occur, or the nature or impact of any such change, we believe that any such change should recognize the value and importance of diagnostic testing to patient care.

          Globalization. There is a growing demand for healthcare services in emerging market countries. Opportunities are arising to participate in the restructuring or growth of the healthcare systems in these countries. Additionally, our customers are establishing positions outside the United States. Demographic changes globally may also create opportunities.

          Customers and Payers. We provide testing services to a broad range of customers, with orders for clinical testing generally generated by physicians, hospitals and employers. In most cases, the customer that orders the testing is not responsible for the payments of services. We consider a party that refers a test to us a “customer” and a party that reimburses us a “payer.” Depending on the billing arrangement and applicable law, the payer may be (1) a third party responsible for providing health insurance coverage to patients, such as a health insurance plan, self-insured employer benefit fund, or the traditional Medicare or Medicaid program, (2) the patient or (3) the physician or other party (such as a hospital, another laboratory or an employer) who referred the testing to us.

          The following table shows current estimates of the breakdown of the percentage of our total volume of requisitions and net revenues associated with our clinical testing business during 2008 applicable to each payer group:

	Requisition Volume as % of Total Volume	Net Revenues as % of Total Clinical Laboratory Testing Net Revenues

Traditional Medicare and Medicaid Programs	15% - 20%	15% - 20%
Physicians, Hospitals, Employers and Other Monthly-Billed Clients	30% - 35%	20% - 25%
Health Plans: Fee-for-Service	30% - 35%	40% - 45%
Health Plans: Capitated	15% - 20%	5% - 10%
Patients	2% - 5%	5% - 10%

          Health plans, including managed care organizations and other health insurance providers, typically reimburse us as a contracted provider on behalf of their members for clinical testing services performed. Reimbursement from our two largest health insurer payers totaled approximately 13% of our net revenues in 2008. Aetna, which accounted for over 7% of our consolidated net revenues for 2008, was our largest health insurer payer.

          Physicians. Physicians requiring testing for patients are the primary referral source of our clinical testing volume. Physicians determine which laboratory to recommend or use, based on a variety of factors, including: service; patient access and convenience, including inclusion in a health plan network; price; and depth and breadth of test and service offering. Physicians also order our point-of-care tests.

          Most of our clinical testing is referred by primary care physicians. We historically have provided a strong value proposition in routine and esoteric clinical testing. In 2007, we acquired AmeriPath, expanding our service capabilities. This will enable us to leverage our capabilities and to more effectively compete in several physician sub-specialties, including dermatology, urology, gastroenterology, hematology and oncology, where historically we had a smaller market share. We plan to continue to enhance our test menu and service capabilities.

          Health Plans. Health plans typically negotiate directly or indirectly with a number of clinical laboratories, and represent approximately one-half of our total clinical testing volumes and one-half of our net revenues from clinical testing. In certain markets, such as California, health plans may delegate to independent physician associations (“IPAs”) the ability to negotiate for clinical testing services on behalf of certain members. The trend of consolidation among health plans has continued.

          Health plans and IPAs often require that clinical test service providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services through capitated payment arrangements and discounted fee-for-service arrangements. Under capitated payment arrangements, we provide services at a predetermined monthly reimbursement rate for each covered member, generally regardless of the number or cost of services provided by us. Average reimbursement rates under capitated payment arrangements are typically lower than our overall average reimbursement rate. Health plans continue to focus product offerings on point-of-service (“POS”) plans, and consumer driven health plans (“CDHPs”) that offer a greater choice of healthcare providers. Reimbursement under these programs is typically negotiated on a fee-for-service basis, which generally results in higher revenue per requisition than under capitation arrangements. In addition, several health plans have made strategic acquisitions or have developed products to more broadly serve the individual (non-group) market. We do not expect that the design of these plans will pose a significant barrier to accessing clinical testing services. Increased number of patients in CDHPs and high deductible plans, such as those offered in the individual market, involve greater patient cost-sharing; this could negatively impact patient collection experience.

          Most of our agreements with major health plans are non-exclusive arrangements. Certain health plans, however, have limited their laboratory network to only a single national laboratory to obtain improved pricing. In cases where members choose to use a non-contracted provider due to service, quality or convenience, the non-contracted provider is generally reimbursed at rates considered “reasonable and customary.” Contracted rates are generally lower than “reasonable and customary” rates because of the potential for greater volume as a contracted provider. A non-contracted clinical test service provider with quality and service preferred by physicians and patients to that of contracted providers may realize greater profits than if it were a contracted provider, if physicians and patients continue to have choice in selecting their clinical test provider and any potential additional cost to the patient of using a non-contracted provider is not considered prohibitive.

          We also may be a member of a “complementary network.” A complementary network is generally a set of contractual arrangements that a third party will maintain with various providers that allow for discounted fees for the benefit of members of the customers that arrange access through the third party. A member of a health plan may choose to access a non-contracted provider that is a member of a complementary network; if so, the provider will be reimbursed at a rate negotiated by the complementary network.

          We attempt to strengthen our relationships with health plans and increase the volume of testing services by offering health plans services and programs that leverage our Company’s expertise and resources, including in such areas as wellness and disease management.

          Hospitals and Other Laboratories. Hospitals generally maintain an on-site laboratory to perform the significant majority of clinical testing for their patients and refer less frequently needed and highly specialized procedures to outside laboratories, which typically charge the hospitals on a negotiated fee-for-service basis. Fee schedules for hospital reference testing typically are negotiated on behalf of hospitals by group purchasing organizations. We provide services to hospitals throughout the United States, including esoteric testing, helping manage their laboratories and serving as the medical directors of the hospital’s histology or clinical laboratory. We believe that we are the industry’s market leader in servicing hospitals. Hospitals generally continue to look for ways to fully utilize their existing laboratory capacity: they perform tests their patients need and compete with commercial laboratories for outreach (non-hospital patients) testing. Continuing to obtain referrals from hospitals depends on our ability to provide high quality services that are more cost-effective than if the hospitals were to perform the services themselves. We believe that our combination of full-service, bi-coastal esoteric testing capabilities, medical and scientific professionals available for consultation, innovative connectivity products, point-of-care testing products, focus on Six Sigma quality and dedicated sales and service professionals has positioned us to be an attractive partner for hospital customers.

          Most physicians have admitting privileges or other relationships with hospitals as part of their medical practice. Many hospitals seek to leverage their relationships with community physicians by encouraging the physicians to send their outreach testing to the hospital’s laboratory. In addition, hospitals that own physician practices generally require the physicians to refer tests to the hospital’s affiliated laboratory. Hospitals can have greater leverage with health insurers than do commercial clinical laboratories, particularly hospitals that have a significant market share; hospitals thus are frequently able to negotiate higher reimbursement rates with health insurance plans than commercial clinical laboratories for comparable clinical testing services.

          We also have joint venture arrangements with leading integrated healthcare delivery networks in several metropolitan areas. These joint venture arrangements, which provide testing for affiliated hospitals as well as for unaffiliated physicians and other local healthcare providers, serve as our principal laboratory facilities in their service areas. Typically, we have either a majority ownership interest in, or day-to-day management responsibilities for, our hospital joint venture relationships.

          We also provide testing services to federal, state and local governmental agencies, and perform esoteric testing services for other commercial clinical laboratories that do not have a full range of testing capabilities. These customers are charged on a fee-for-service basis.

          Employers. Employers use clinical tests for drugs-of-abuse to determine an individual’s employability and his or her “fitness for duty.” Companies with high turnover and safety conscious environments provide the highest volumes of testing. Factors such as the general economy and job market can impact the utilization of clinical testing. We seek to grow our employer volumes through offering new and innovative programs to help companies with their goal in maintaining a safe and productive workplace. We also offer employers our Blueprint for Wellness program, providing wellness screenings to employers for their employees, to help employers manage increasing healthcare costs and to capitalize on trends in personalized health.

GENERAL

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

          We believe that we are an effective competitor in each of these areas. We also believe that the differentiation we are creating through our focus on providing the most comprehensive test menu, innovative test and information technology offerings, a superior patient experience, Six Sigma quality and unparalleled access and distribution provides us with a competitive advantage and enables us to compete on more than price alone.

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

          The diagnostic testing industry is faced with changing technology and new product introductions. Advances in technology may lead to the development of more cost-effective tests that can be performed outside of a commercial clinical laboratory such as (1) point-of-care tests that can be performed by physicians in their offices; (2) complex tests that can be performed by hospitals in their own laboratories; and (3) home testing that can be carried out without requiring the services of clinical laboratories. Development of such technology and its use by our customers and patients would reduce the demand for our laboratory testing services and negatively impact our net revenues. With our point-of-care test strategy, we are positioning ourselves to service this market for physicians and hospitals. We also believe that our overall point-of-care test strategy will strengthen our relationship with our customers by enabling us to offer more solutions that improve their effectiveness and the care of their patients by enabling faster diagnosis and treatment.

          The diagnostic product market is highly competitive. We have many competitors, some of which have much more extensive experience in this market and some of which have greater resources. We compete in this area by attempting to find and exploit unique differentiated products, including products that take advantage of our healthcare information technology solutions. There is no guarantee that we will be able to compete successfully in this market.

          Sales and Marketing. Our sales force is organized to focus on customer groups and service types. The majority of representatives focus on marketing clinical laboratory testing, anatomic pathology and related services to physicians, including physician specialists. Supporting our physician sales teams are genomics and esoteric testing specialists, who are specially trained and focused on educating our clients on new and more complex tests. In addition, we have a health plan sales organization that focuses on regional and national insurance and healthcare organizations. We also have a hospital sales organization that focuses on meeting the unique clinical testing needs of hospitals and promotes the specialized capabilities of our Nichols Institute esoteric testing laboratories and our Focus Diagnostics infectious and immunologic disease testing laboratory. A smaller portion of our sales force focuses on selling drugs-of-abuse and wellness testing to employers. We also have a sales force that focuses on selling risk assessment testing services to life insurance companies. In addition, we have a sales organization that focuses on selling diagnostic products to hospitals, commercial clinical laboratories, physician office laboratories, blood banks and clinics, and a sales force that sells our point-of-care tests to customers globally. We also have a sales force that focuses on our clinical trials services to drug developers. We focus our sales efforts on obtaining and retaining profitable accounts. We have an active customer management process to evaluate the growth potential and profitability of all accounts.

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

          We believe that our healthcare information technology systems help differentiate us favorably. Innovations in our healthcare information technology have the potential to improve patient care, promote efficiency and reduce expense. Both at the federal and state levels, there are public and private efforts to bring together healthcare providers, information technology vendors and other stakeholders to facilitate the creation of standards for the exchange and use of electronic healthcare data, including standard clinical code sets.

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

          Quality Assurance. In our clinical testing business, our goal is to continually improve the processes for collection, storage and transportation of patient specimens, as well as the precision and accuracy of analysis and result reporting. Our quality assurance efforts focus on positive patient identification of specimens and reports, proficiency testing, process audits, statistical process control and personnel training for all of our laboratories and patient service centers. We also focus on the licensing, credentialing, training and competency of our professional and technical staff. We are implementing an enhanced specimen tracking system, with global positioning system capabilities, that will enable us to better track specimens. We continue to implement our Six Sigma and standardization initiatives to help achieve our goal of becoming recognized as the undisputed quality leader in the healthcare services industry. In addition, some of our laboratories have achieved International Organization for Standardization, or ISO, certification. These certifications are international standards for quality management systems.

          As part of our comprehensive quality assurance program, we have internal proficiency testing, extensive quality control and rigorous process audits for our clinical laboratory operations. For most clinical laboratory tests, quality control samples are processed in parallel with the analysis of patient specimens. The results of tests on these quality control samples are monitored to identify trends, biases or imprecision in our analytical processes.

          We participate in external proficiency testing and have accreditation for our clinical laboratory operations from various regulatory agencies, such as CMS, the College of American Pathologists (“CAP”) and certain states. All of our laboratories participate in various external quality surveillance programs. They include, but are not limited to, proficiency testing programs administered by CAP, as well as some state agencies. CAP is an independent, non-governmental organization of board-certified pathologists approved by CMS to inspect clinical laboratories to determine compliance with the standards required by the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). CAP offers an accreditation program to which laboratories may voluntarily subscribe. All of our major regional and esoteric laboratories, including our recently-opened facility in India, and most of our rapid response laboratories, are accredited by CAP. Accreditation includes on-site inspections and participation in the CAP (or equivalent) proficiency testing program. Also, all of our cytotechnologists and pathologists participate in an individual proficiency testing program.

          Our diagnostic products businesses, Focus Diagnostics, Enterix and HemoCue, maintain extensive quality assurance programs focused on compliance with applicable regulatory requirements in the United States, Europe and Australia. They are regulated by the FDA and are required to be in compliance with the Quality Systems Regulations, 21 CFR part 820. In addition, they maintain sites certified in accordance with, or audited by the deemed authority for, ISO 13485: 2003 standards. We endeavor to design and manufacture our diagnostics products in compliance with Quality Systems Regulations so that the finished products are safe and effective. In addition, the diagnostics products businesses maintain procedures designed to ensure that products we purchase conform to the manufacturer’s specifications.

          Intellectual Property Rights. We own significant intellectual property, including patents, patent applications, technology, trade secrets, know-how, copyrights and trademarks in the United States and other countries. From time to time, we also license U.S. and non-U.S. patents, patent applications, technology, trade secrets, know-how, copyrights or trademarks owned by others. In the aggregate, these intellectual property assets and licenses are of material importance to our business. We believe, however, that no single patent, technology, trademark, intellectual property asset or license is material to our business as a whole.

          Our approach is to manage our intellectual property assets to safeguard them and to maximize their value to our enterprise. We generally actively defend our intellectual property assets and pursue protection of our products, processes and other intellectual property where possible.

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

          Employees. At December 31, 2008, we employed approximately 42,800 people. This total excludes employees of the joint ventures where we do not have a majority interest. We have no collective bargaining agreements with any unions covering any employees in the United States, and we believe that our overall relations with our employees are good.

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

          Billing for clinical testing services is very complicated, and we have compliance policies and procedures that increase our billing costs. Patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups all have different billing requirements. Billing arrangements require us to bill various payers, and there are several other factors that complicate billing (e.g., disparity in coverage and information requirements among various payers; incomplete or inaccurate billing information provided by ordering physicians). We incur additional costs as a result of our participation in Medicare and Medicaid programs because clinical laboratory testing and anatomic pathology services are subject to complex, stringent and frequently ambiguous federal and state laws and regulations, including those relating to billing and reimbursement. Changes in laws and regulations could further complicate our billing and increase our billing expense. CMS establishes procedures and continuously evaluates and implements changes to the reimbursement process.

          In 2008, our bad debt expense was 4.5% of our net revenues. We believe that most of our bad debt expense is primarily the result of missing or incorrect billing information on requisitions and Advance Beneficiary Notices (ABNs) received from healthcare providers and the failure of patients to pay the portion of the receivable that is their responsibility, rather than credit related issues. Deteriorating economic conditions may adversely impact our bad debt expense. In general, we perform the requested tests and report test results regardless of whether the billing information is correct or complete. We subsequently attempt to contact the healthcare provider or patient to obtain any missing information and to rectify incorrect billing information. Missing or incorrect information on requisitions complicates and slows down the billing process, creates backlogs of unbilled requisitions and generally increases the aging of accounts receivable and bad debt expense. The increased use of electronic ordering reduces the incidence of missing or incorrect information.

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

          Penalties for violations of laws relating to billing federal healthcare programs and for violations of federal and state fraud and abuse laws include: (1) exclusion from participation in Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business. Civil monetary penalties for a wide range of violations may be assessed on a per violation basis. A parallel civil remedy under the federal False Claims Act provides for damages on a per violation basis, plus damages of up to three times the amount claimed.

          Government Reimbursements. The healthcare industry has experienced significant changes in reimbursement practices during the past several years. Government payers, such as Medicare and Medicaid, have taken steps and can be expected to continue to take steps to control the cost, utilization and delivery of healthcare services, including clinical test services. With regard to the clinical test services performed on behalf of Medicare beneficiaries, we must bill the Medicare program directly and must accept the carrier’s fee schedule amount as payment in full. In addition, state Medicaid programs are prohibited from paying more (and in most instances, pay significantly less) than Medicare. Currently, Medicare does not require the beneficiary to pay a co-payment for clinical laboratory testing. Certain Medicaid programs require Medicaid recipients to pay co-payment amounts for clinical laboratory testing. Medicare patients generally are required to make co-payments for anatomic pathology services.

          Federal law contains a Medicare fee schedule payment methodology for clinical testing services performed for patients covered under Part B of the Medicare program, and a national ceiling on the amount that carriers could pay under their local Medicare fee schedules. Effective January 1, 2009, the national fee schedule for clinical testing services was increased 4.5%. Federal law also contains a Medicare fee schedule payment methodology for pathology and other physician services performed for patients covered under Part B of the Medicare program. Effective January 1, 2009, the national fee schedule for physician fees was increased 1.1%. If Medicare fee schedules are reduced, or if independent clinical laboratories are prohibited from billing Medicare directly for certain services, such as the technical component of pathology services provided to hospitals, it could have a material adverse effect on our business.

          We are generally permitted to bill Medicare beneficiaries directly for statutorily excluded clinical testing services. An advance beneficiary notice (“ABN”) is a notice signed by the beneficiary which documents the patient’s informed decision to personally assume financial liability for clinical tests which are likely to be denied and not reimbursed by Medicare because they are deemed to be not medically necessary (these tests include limited coverage tests for which the ordering physician did not provide an appropriate diagnosis code and certain tests ordered on a patient at a frequency greater than covered by Medicare). If a Medicare beneficiary signs an ABN, we are also generally permitted to bill the beneficiary for clinical tests that Medicare does not cover due to “medical necessity” limitations. We do not have any direct contact with most of these patients and, in such cases, cannot control the proper use of the ABN by the physician or the physician’s office staff, who must obtain the ABN on our behalf. If the ABN is not timely provided to the beneficiary or is not completed properly, we may end up performing tests that we cannot subsequently bill to the patient if payment is denied by Medicare due to coverage limitations. CMS has issued manual changes requiring ABNs to include a specific price estimate for tests covered by ABNs. As a result, incorrectly completed forms could increase, resulting in more invalid ABNs and more tests that we cannot bill to the patient.

          Clinical laboratories that bill Medicare or Medicaid could be excluded from participation in any federal healthcare programs if it is determined that without good cause they have submitted bills or requests for payment for items or services substantially in excess of the laboratory’s usual charges for such items or services. The Department of Health and Human Services Office of Inspector General has periodically proposed to define the terms “substantially in excess” and “usual charges,” but has not finalized definitions of these terms.

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

          Medicare Administrative Contractors. Historically, many different local intermediaries administered Medicare Part A and many different local carriers administered Medicare Part B (which covers services provide by independent clinical laboratories). They often had inconsistent policies, increasing the complexity of the billing process for clinical laboratories. They are being replaced with contractors who will handle both Part A and Part B. It is expected that the revised system will reduce the administrative complexity of billing for services provided to Medicare beneficiaries.

REGULATION

          Our businesses are subject to or impacted by extensive and frequently changing laws and regulations, including inspections and audits by governmental agencies, in the United States (at both the federal and state levels) and the other jurisdictions in which we engage in these businesses. We also must comply with other laws and regulations that apply to conducting business generally (e.g., export controls laws, U.S. Foreign Corrupt Practices Act and similar laws of other jurisdictions), including in the United States and in the other jurisdictions in which we engage in business. Set forth below are highlights of the key regulatory areas applicable to our businesses.

          CLIA and State Clinical Laboratory Licensing Regulations. All of our laboratories and, where applicable, patient service centers are licensed and accredited as required by the appropriate federal and state agencies. CLIA regulates virtually all clinical laboratories by requiring that they be certified by the federal government and comply with various operational, personnel and quality requirements intended to ensure that the services provided are accurate, reliable and timely. The cost of compliance with CLIA makes it cost prohibitive for many physicians to operate clinical laboratories in their offices. However, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care test equipment to physicians and by selling to both physicians and patients test kits approved by the FDA for home use. Diagnostic tests approved or cleared by the FDA for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories with minimal regulatory oversight under CLIA as well as by patients in their homes.

          CLIA does not preempt state laws that are more stringent than federal law. State laws may require additional personnel qualifications, quality control, record maintenance and/or proficiency testing. State laws also may require detailed review of our scientific validations and technical procedures for each test before approval for use or marketing of services.

          Fraud and Abuse Rules. Federal anti-kickback laws and regulations prohibit making payments or furnishing other benefits to influence the referral of tests billed to Medicare, Medicaid or certain other federal or state healthcare programs. The penalties for violation of these laws and regulations may include monetary fines, criminal and civil penalties and/or suspension or exclusion from participation in Medicare, Medicaid and other federal healthcare programs. Several states have similar laws.

          In addition, federal anti-self-referral laws and the laws of some states generally prohibit Medicare and Medicaid payments for clinical tests referred by physicians who have a personal investment in, or a compensation arrangement with, the testing laboratory. Some states have similar anti-self-referral and other laws that are not limited to Medicare and Medicaid referrals and could also affect investment and compensation arrangements with physicians.

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

          FDA. The FDA has regulatory responsibility, among other things, over instruments, test kits, reagents and other devices used to perform diagnostic testing by clinical laboratories in the United States. The FDA also regulates clinical trials (and, therefore, testing that we perform for sponsors of those trials), drugs-of-abuse testing for employers, testing for blood bank purposes and testing of donors of human cells for purposes such as in vitro fertilization. A number of esoteric tests that are developed internally are first offered as laboratory-developed tests (“LDTs”). In the past, the FDA has claimed regulatory authority over all LDTs, but stated that it is exercising enforcement discretion in not regulating most LDTs performed by high complexity CLIA-certified laboratories. However, the FDA has been petitioned to exercise regulatory authority over certain LDTs and to initiate enforcement action against companies that make effectiveness claims about LDTs that are without sufficient analytical and clinical support. In addition, the FDA has issued two drafts of a guidance document describing certain LTDs as “In Vitro Diagnostic Multivariate Index Assays.” The FDA could finalize this guidance document, clarifying its intention to regulate these tests as medical devices and the laboratories that offer this subset of LDTs. If FDA regulation of this subset of LDTs occurs or if regulation of the various medical devices used in laboratory-developed testing ensues, it would lead to an increased regulatory burden resulting in additional costs and delays in introducing new tests, including genetic tests; this may hinder us from developing and marketing certain new products or services.

          In September 2007, the FDA finalized its Guidance relating to Analyte Specific Reagents (“ASRs”), which laboratories use in their LDTs. As a result, manufacturers of certain products previously marketed as ASRs must file for FDA clearance of these products in order to market them in the United States. Failure to act diligently and to cooperate with the FDA may result in enforcement action against the manufacturer. The increased regulation of these products could result in increased product cost, a delay in obtaining them or, if a manufacturer withdraws its products from the market, an inability to obtain the product. These factors may hinder us from developing and marketing new products or services or cause us to have to increase the cost of our products or services.

          Our diagnostic product business is subject to regulation by the FDA, as well as by foreign governmental agencies, including countries within the European Union who have adopted the Directive on In Vitro Diagnostic Medical Devices (“IVDD”). These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing, distribution and market surveillance of diagnostic products. Prior to marketing or selling most diagnostic products, currently we are required to secure clearance or approval from the FDA and (when appropriate) counterpart non-U.S. regulatory agencies, although the IVDD allows us to market in Europe many products using a process in which the manufacturer certifies that the device conforms to the regulatory and quality requirements for the device. Following the introduction of a diagnostic product into the market, the FDA and non-U.S. agencies engage in periodic reviews of the manufacturing processes and product performance. Compliance with these regulatory controls can affect the time and cost associated with the development, introduction and continued availability of new products. These agencies possess the authority to take various administrative and legal actions against us for non-compliance, such as fines, product suspensions, submission of warning letters, recalls, product seizures, injunctions and other civil and criminal sanctions. Where appropriate, voluntary compliance actions, such as voluntary recalls, may be undertaken.

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

          Transportation. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the United States Postal Service and the International Air Transport Association.

          Corporate Practice of Medicine. Many states, including some in which our businesses are located, prohibit business corporations from engaging in the practice of medicine. In certain states, business corporations are prohibited from employing licensed healthcare professionals to provide services on behalf of the corporation; these laws vary from state to state. The manner in which licensed physicians can be organized to perform medical services may be governed by the laws of the state in which medical services are provided and by the medical boards or other entities authorized by these states to oversee the practice of medicine. In some states, anatomic pathology services are delivered through physician-owned entities that employ the practicing pathologists.

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

          Privacy and Security of Health and Personal Information; Standard Transactions. Healthcare providers and others involved in providing healthcare services to patients are required to comply with the federal Health Insurance Portability and Accountability Act (HIPAA) regulations regarding protecting the security and privacy of certain healthcare information, as well as HIPAA standards for electronic healthcare transactions in the United States. The HIPAA regulations on adoption of national provider identifiers required healthcare providers to adopt new, unique identifiers for reporting on claims transactions. The security regulations establish requirements for safeguarding electronic patient information. The privacy regulations establish comprehensive federal standards regarding the uses and disclosures of protected health information. The regulations establish a complex regulatory framework on a variety of subjects. We have implemented practices to meet the requirements of the regulations.

          We also must comply with privacy and security laws and regulations adopted by states in the United States and jurisdictions outside the United States in which we conduct business, including the European Union. Some of these laws and regulations relate to the privacy and security of personal information, such as social security numbers. Some of the laws and regulations impose reporting and disclosure requirements in the event of certain security breaches. We have implemented practices to meet applicable requirements.

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

          Compliance. We seek to conduct our business in compliance with all applicable laws and regulations. Many of the laws and regulations applicable to us, however, including those relating to billing and reimbursement of tests and those relating to relationships with physicians and hospitals, are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. The applicability or interpretation of laws and regulations also may not be clear in light of emerging changes in clinical testing science and healthcare technology. Such occurrences, regardless of their outcome, could, among other things:

•

increase our operating costs including, but not limited to, those costs associated with performing clinical or anatomic pathology tests or manufacturing or distributing products, and administrative requirements related to billing;

•	decrease the amount of reimbursement related to testing services performed;

•	damage our reputation; and/or

•	adversely affect important business relationships with third parties.

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

          The federal or state governments may bring claims based on theories as to our current practices that we believe are lawful. The federal government has substantial leverage in negotiating settlements since the amount of potential damages far exceeds the rates at which we are reimbursed, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs, which represented approximately 18% of our net revenues during 2008. We believe that, based on our experience with settlements and public announcements by various government officials, the federal government continues to strengthen its enforcement efforts against healthcare fraud. In addition, legislative provisions relating to healthcare fraud and abuse provide federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected cases of fraud and abuse.

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

AVAILABLE INFORMATION

          We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the “SEC”). You may read and copy any document that we file with the SEC at the SEC’s public reference room at 100 F Street, NE, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information regarding the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Quest Diagnostics) file electronically with the SEC. Our electronic SEC filings are available to the public at the SEC’s internet site, www.sec.gov.

          Our internet site is www.questdiagnostics.com. You can access Quest Diagnostics’ Investor Relations webpage at www.questdiagnostics.com/investor. We make available free of charge, on or through our Investor Relations webpage, our proxy statements, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practical after such material is filed with, or furnished to, the SEC. We also make available, through our Investor Relations webpage, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

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

EXECUTIVE OFFICERS OF THE COMPANY

The following persons serve as executive officers of the Company.

          Surya N. Mohapatra, Ph.D. (59) is Chairman of the Board, President and Chief Executive Officer. Prior to joining the Company in February 1999 as Senior Vice President and Chief Operating Officer, he was Senior Vice President of Picker International, a worldwide leader in advanced medical imaging technologies. Dr. Mohapatra was appointed President and Chief Operating Officer in June 1999, Chief Executive Officer in May 2004 and Chairman of the Board in December 2004. He is a director of ITT Corporation. Dr. Mohapatra has been a director of the Company since 2002.

          Robert A. Hagemann (52) is Senior Vice President and Chief Financial Officer. He joined Corning Life Sciences, Inc. in 1992, where he held a variety of senior financial positions before being named Vice President and Corporate Controller of the Company in 1996. Mr. Hagemann has served as Chief Financial Officer since August 1998. He is a director of Zimmer Holdings, Inc.

          Joan E. Miller, Ph.D. (54) is Senior Vice President - Pathology and Hospital Services. Dr. Miller joined Corning Life Sciences, Inc. in 1992 and since has held positions of increasing responsibility. Dr. Miller was named Senior Managing Director, Nichols Institute in 2002 and Vice President, Hospital Business in 2003. Since June 2007, Dr. Miller has overseen the Company’s hospital services business, including its esoteric testing facilities, and its anatomic pathology services business, including AmeriPath.

          Michael E. Prevoznik (47) is Senior Vice President and General Counsel. Mr. Prevoznik joined the Company as Vice President and General Counsel in August 1999. In 2003, he assumed responsibility for governmental affairs. Prior to joining the Company, Mr. Prevoznik served in positions of increasing responsibility within the compliance organization at SmithKline Beecham, most recently as Vice President, Compliance, with responsibility for coordinating all SmithKline Beecham compliance activities worldwide.

          Wayne R. Simmons (53) is Vice President - Operations. Since July 2007, he has overseen the Company’s U.S. clinical testing operations. Mr. Simmons joined the Company in February 2004 as Vice President for our central region. Prior to joining the Company, Mr. Simmons served in positions of increasing responsibility with Philips Medical Systems, including, since 2002, as Vice President of Supply Chain, in which position he was responsible for operations at Philips Medical Systems CT Operations facilities globally.

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

          This Report also includes forward-looking statements that involve risks or uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below and elsewhere. See “Cautionary Factors that May Affect Future Results” on page 28.

Recent changes in U.S., global, or regional economic conditions could have an adverse effect on our businesses.

          The recent unprecedented level of volatility and disruption in the financial markets has adversely affected economic activity in the United States and other regions of the world in which we do business. The continued decline in economic conditions may adversely affect demand for our services and products, thus reducing our revenue. These conditions could also impair the ability of those with whom we do business to satisfy their obligations to us.

          In addition, these conditions have increased uncertainty regarding the availability of, and terms of access to, external sources of capital. If we were unable to secure access to external capital over a sustained period of time or on reasonable terms, this could impair our ability to achieve our business objectives.

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

Our business could be adversely impacted if healthcare reform focuses on reducing healthcare costs but does not recognize the value and importance of diagnostic testing.

          Government oversight of and attention to the healthcare industry in the United States is significant and may increase. There has been extensive public discussion of healthcare reform. While it is not possible to predict whether change in U.S. government regulation of healthcare will occur, or the nature or impact of any such change, our business could be adversely impacted if healthcare reform focuses on reducing healthcare costs but does not recognize the value and importance of diagnostic testing.

Government payers, such as Medicare and Medicaid, have taken steps to control the utilization and reimbursement of healthcare services, including clinical test services.

          We face efforts by government payers to reduce utilization and reimbursement for clinical testing services.

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

          In addition, over the last several years, the federal government has sponsored programs to expand private health insurance programs for Medicare beneficiaries, called “Medicare Advantage” programs, and has encouraged such beneficiaries to switch from the traditional programs to the private programs. There has been rapid growth of health insurance plans offering Medicare Advantage programs, and of beneficiary enrollment in these programs. Also in recent years, states have increasingly mandated that Medicaid beneficiaries enroll in private managed care arrangements. If these efforts continue to be successful, we may experience a further shift of traditional Medicare and Medicaid beneficiaries to private health insurance options. Recently, state budget pressures have encouraged states to consider several courses that may impact our business, such as delaying payments, reducing reimbursement, restricting coverage eligibility, service coverage restrictions and imposing taxes on our services.

          From time to time, the federal government has considered whether competitive bidding can be used to provide clinical testing services for Medicare beneficiaries at attractive rates while maintaining quality and access to care. In 2008, Congress enacted legislation that eliminated a proposed competitive bidding demonstration project for clinical testing services. State governments also have considered from time to time whether to apply competitive bidding to clinical testing services. The industry remains concerned about the potential use of competitive bidding for clinical testing services and believes that the quality of services and access to those services could be adversely impacted by implementation of competitive bidding. If competitive bidding were implemented on a regional or national basis for clinical testing, it could materially adversely affect us.

          We expect efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services will continue. These efforts, including changes in law or regulations, may have a material adverse impact on our business.

Healthcare plans have taken steps to control the utilization and reimbursement of healthcare services, including clinical test services.

          We also face efforts by non-governmental third party payers, including healthcare plans, to reduce utilization and reimbursement for clinical testing services.

          The healthcare industry has experienced a trend of consolidation among healthcare insurance plans, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical laboratories. These healthcare plans, and independent physician associations, may demand that clinical laboratories accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment arrangements. In addition, some healthcare plans have been willing to limit the PPO or POS laboratory network to only a single national laboratory to obtain improved fee-for-service pricing. There are also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing.

          The increased consolidation among healthcare plans also has increased the potential adverse impact of ceasing to be a contracted provider with any such insurer.

          We expect continuing efforts to reduce reimbursements, to impose more stringent cost controls and to reduce utilization of clinical test services. These efforts, including future changes in third-party payer rules, practices and policies, or ceasing to be a contracted provider to a healthcare plan, may have a material adverse effect on our business.

Business development activities are inherently risky, and integrating our operations with businesses we acquire may be difficult and, if unsuccessfully executed, may have a material adverse effect on our business.

          We plan selectively to enhance our business from time to time through business development activities, such as strategic acquisitions, licensing, investments and alliances. However, these plans are subject to the availability of appropriate opportunities and competition from other companies seeking similar opportunities. Moreover, the success of any such effort may be affected by a number of factors, including our ability to properly assess and value the potential business opportunity, and to integrate it into our business. The success of our strategic alliances depends not only on our contributions and capabilities, but also on the property, resources, efforts and skills contributed by our strategic partners. Further, disputes may arise with strategic partners, due to conflicting priorities or conflicts of interests.

          Each acquisition involves the integration of a separate company that was previously operated independently and has different systems, processes, policies and cultures. Integration of acquisitions involves a number of risks including the diversion of management’s attention to the assimilation of the operations of businesses we have acquired, difficulties in the integration of operations and systems and the realization of potential operating synergies, the assimilation and retention of the personnel of the acquired companies, challenges in retaining the customers of the combined businesses, and potential adverse effects on operating results. The process of combining companies may be disruptive to our businesses and may cause an interruption of, or a loss of momentum in, such businesses as a result of the following difficulties, among others:

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

          If we are unable successfully to integrate strategic acquisitions in a timely manner, our business and our growth strategies could be negatively affected. Even if we are able to successfully complete the integration of the operations of other companies or businesses we may acquire in the future, we may not be able to realize all or any of the benefits that we expect to result from such integration, either in monetary terms or in a timely manner.

Our business could be negatively affected if we are unable successfully to continue to improve our efficiency.

          As noted above, government payers and healthcare insurers have taken steps to control the utilization and reimbursement of healthcare services, including clinical testing services; such steps may continue. If we are unable to continue to improve our efficiency to enable us to mitigate the impact on our profitability of these activities, our business could be negatively affected.

Adverse resolution of the investigation related to NID may cause us material losses and have an adverse impact on our business and reputation.

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

          During the third quarter of 2007, the government and the Company began settlement discussions. In the course of those discussions, the government disclosed to the Company certain of the government’s legal theories regarding the amount of damages allegedly incurred by the government, which include alleged violations of civil and criminal statutes including the False Claims Act and the Food, Drug and Cosmetics Act. Violations of these statutes and related regulations could lead to a warning letter, injunction, fines or penalties, exclusion from federal healthcare programs and/or criminal prosecution, as well as claims by third parties. During the third quarter of 2008, the Company and the United States Attorney’s Office reached an agreement in principle to resolve these claims. As part of the agreement, NID, which was closed in 2006, is expected to enter a guilty plea to a single count of felony misbranding. The terms of the settlement are subject to the final negotiation and execution of definitive agreements, which is expected to include a corporate integrity agreement, the approval by the United States Department of Justice and the United States Department of Health and Human Services and satisfactory resolution of related state claims. There can be no assurance, however, when or if a settlement may be finalized, or as to its terms. If a settlement is not finalized, the Company would defend itself and NID and could incur significant costs in doing so.

          Any settlement is expected to include a corporate integrity agreement which may adversely impact our business operations and increase our costs.

          The Company has established a reserve reflected in discontinued operations of $316 million in connection with these claims. The reserve reflects the Company’s current estimate of the expected probable loss with respect to these matters, assuming the settlement is finalized. If a settlement is not finalized, the eventual losses related to these matters could be materially different than the amount reserved and could be material to the Company’s results of operations, cash flows and financial condition in the period that such matters are determined or paid.

We are subject to numerous legal and regulatory requirements governing our activities, and we may face substantial fines and penalties, and our business activities may be impacted, if we fail to comply.

          Our business is subject to or impacted by extensive and frequently changing laws and regulations in the United States (including at both the federal and state levels), and the other jurisdictions in which we engage in business. While we seek to conduct our business in compliance with all applicable laws, many of the laws and regulations applicable to us are vague or indefinite and have not been interpreted by the courts, including those relating to:

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

          These laws and regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. We may not be able to maintain, renew or secure required permits, licenses or any other regulatory approvals needed to operate our business or commercialize our products. If we fail to comply with applicable laws and regulations, or if we fail to maintain, renew or obtain necessary permits, licenses and approvals, we could suffer civil and criminal penalties, fines, exclusion from participation in governmental healthcare programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur additional liabilities from third party claims. If any of the foregoing were to occur, our reputation could be damaged, important business relationships with third parties could be adversely affected and it could have a material adverse effect on our business.

          We regularly receive requests for information, and occasionally subpoenas, from governmental authorities. We also are subject from time to time to qui tam claims brought by former employees or other “whistle blowers.” The federal and state governments continue to strengthen their position and scrutiny over healthcare fraud. In addition, legislative provisions relating to healthcare fraud and abuse provide federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse. The government has substantial leverage in negotiating settlements since the amount of potential damages far exceeds the rates at which we are reimbursed for our products and services, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs, which represented approximately 18% of our net revenues for the year ended December 31, 2008. Regardless of merit or eventual outcome, these types of investigations and related litigation can result in:

•	diversion of management time and attention;

•	expenditure of large amounts of cash on legal fees, costs and payment of damages;

•	limitations on our ability to continue some of our operations;

•	enforcement actions, fines and penalties or the assertion of private litigation claims and damages;

•	decreased demand for our services and products; and/or

•	injury to our reputation.

          Although we believe that we are in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency or tribunal would not reach a different conclusion. Any noncompliance by us with applicable laws and regulations could have a material adverse effect on our results of operations. Moreover, even when an investigation is resolved favorably, the process may be time-consuming and the legal costs and diversion of management focus may be extensive.

          Changes in applicable laws and regulations may result in existing practices becoming more restricted, or subject our existing or proposed services and products to additional costs, delay, modification, withdrawal or reconsideration. Such changes could require us to modify our business objectives and could have a material adverse effect on our business.

Failure to timely or accurately bill for our services could have a material adverse effect on our business.

          Billing for clinical testing services is extremely complicated and is subject to extensive and non-uniform rules and administrative requirements. Depending on the billing arrangement and applicable law, we bill various payers, such as patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups. Changes in laws and regulations could increase the complexity and cost of our billing process. Additionally, auditing for compliance with applicable laws and regulations as well as internal compliance policies and procedures adds further cost and complexity to the billing process. Further, our billing systems require significant technology investment and, as a result of marketplace demands, we need to continually invest in our billing systems.

          Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable and bad debt expense. We believe that much of our bad debt expense in recent years is attributable to the lack of, or inaccurate, billing information. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations and cash flows. Failure to comply with applicable laws relating to billing federal healthcare programs could lead to various penalties, including: (1) exclusion from participation in Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business, any of which could have a material adverse effect on our results of operations or cash flows.

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

We may be subject to intellectual property litigation that could adversely impact our business.

          We may be subject to intellectual property litigation and we may be found to infringe on the proprietary rights of others, which could force us to do one or more of the following:

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

The development of new, more cost-effective tests that can be performed by our customers or by patients, or the internalization of testing by hospitals or physicians, could negatively impact our testing volume and net revenues.

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

          Our customers, such as hospitals and physicians, may internalize tests that we currently perform. If our customers were to internalize tests that we currently perform and we did not develop new or alternative tests attractive to our customers, the demand for our testing services may be reduced and our net revenues may be materially adversely impacted.

Our outstanding debt may impair our financial and operating flexibility.

          As of December 31, 2008, we had approximately $3.1 billion of long-term debt outstanding. Except for outstanding letters of credit and operating leases, we do not have any off-balance sheet financing arrangements in place or available. Our debt agreements contain various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt. We have obtained ratings on our debt from Standard and Poor’s and Moody’s Investor Services. There can be no assurance that any rating so assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if in that rating agency’s judgment future circumstances relating to the basis of the rating, such as adverse changes in our Company or our industry, so warrant. If such ratings are lowered, the borrowing costs on our senior unsecured revolving credit facility, secured receivables facility and term loan would increase. Changes in our credit ratings, however, do not require repayment or acceleration of any of our debt.

          We or our subsidiaries may incur additional indebtedness in the future. Our ability to make principal and interest payments will depend on our ability to generate cash in the future. If we incur additional debt, a greater portion of our cash flows may be needed to satisfy our debt service obligations and if we do not generate sufficient cash to meet our debt service requirements, we may need to seek additional financing. In this case, it may be more difficult, or we may be unable, to obtain financing on terms that are acceptable to us. As a result, we would be more vulnerable to general adverse economic, industry and capital markets conditions as well as the other risks associated with indebtedness.

Our ability to attract and retain qualified employees is critical to the success of our business and the failure to do so may materially adversely affect our performance.

          Our people are a critical resource. The supply of qualified personnel may be limited and competition for qualified employees is strong. If we were to lose, or to fail to attract and retain, key management personnel or qualified skilled technical or professional employees at our clinical laboratories, research centers or manufacturing facilities, our earnings and revenues could be adversely affected. In addition, if we were to lose, or to fail to attract and retain, skilled pathologists with positive relationships with their respective local medical communities, particularly those with subspecialties, our earnings and revenues could be adversely affected.

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

Our operations and reputation may be impaired if we do not comply with privacy laws or information security policies.

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

          Although we conduct most of our business in the United States, our expanding international operations increase our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include, without limitation:

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

          International operations also require us to devote significant management resources to implement our controls and systems in new markets, to comply with the U.S. Foreign Corrupt Practices Act and similar laws in local jurisdictions and to overcome challenges based on differing languages and cultures.

          We expect to expand further our international operations, through acquisition or otherwise, which would increase these risks. As a result of these risks, our financial condition or results of operations could be materially adversely affected.

Our medical diagnostic products business is subject to numerous governmental regulations and it can be costly to comply with these regulations and to develop compliant diagnostics products.

          Our medical diagnostic products are subject to extensive regulation by numerous governmental authorities in the United States, including the FDA, and by regulatory authorities outside the United States, including the European Commission. The process of obtaining regulatory clearance or approval to market a medical diagnostic product can be costly and time-consuming, and clearance or approval for future products is never certain. Even when additional indications or uses of existing products are sought, securing clearance or approval is never certain. Delays in the receipt of, or failure to obtain clearance or approval for, future products, or new indications or uses, could result in delayed realization of product revenues and in substantial additional costs.

          In addition, no assurance can be given that we will remain in compliance with applicable regulations once clearance or approval has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling and advertising and postmarketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns. Our diagnostic product facilities and procedures and those of our suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities. Failure to comply with applicable rules could result in, among other things, substantial modifications to our business practices and operations; refunds, recalls or seizures of our products; a total or partial shutdown of production in one or more of our facilities while we or our suppliers remedy the alleged violation; the inability to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events could disrupt our business and have a material adverse effect on our revenues, profitability or financial condition.

Our efforts to develop commercially successful medical diagnostic products may not succeed.

          We may commit substantial efforts, funds and other resources to developing commercially successful medical diagnostic products. A high rate of failure is inherent in the development of new medical diagnostic products. There is no assurance that our efforts to develop these products will be commercially successful. Failure can occur at any point in the development process, including after significant funds have been invested.

          Promising new product candidates may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or the infringement of intellectual property rights of others. Even if we successfully develop new products or enhancements or new generations of our existing products, they may be quickly rendered obsolete by changing customer preferences or changing industry standards. Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third party reimbursement. We cannot state with certainty when or whether any of our medical diagnostic products under development will be launched, whether we will be able to develop, license or otherwise acquire products, or whether any diagnostic products will be commercially successful. Failure to launch successful new products or new indications for existing products may cause our products to become obsolete.

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

Our business could be adversely impacted by CMS’ adoption of the new coding set for diagnoses.

          CMS has adopted a new coding set for diagnosis, commonly known as ICD-10, which significantly expands the coding set for diagnoses. The new coding set is currently required to be implemented by October 1, 2013. We may be required to incur significant expense in implementing the new coding set, and if we do not adequately implement it, our business could be adversely impacted. In addition, if as a result of the new coding set physicians fail to provide appropriate codes for desired tests, we may not be reimbursed for such tests.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

          Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may”, “believe”, “will”, “expect”, “project”, “estimate”, “anticipate”, “plan” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this document. The following important factors could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements:

(a)	Heightened competition from independent clinical testing companies, and from hospitals with respect to testing for non-patients and from physicians.

(b)	Increased pricing pressure from customers and payers.

(c)	A sustained decline in economic conditions, or turmoil in financial markets leading to lack of access to external capital over a sustained period of time or on reasonable terms.

(d)	Impact of changes in payer mix, including any shift from fee-for-service to discounted or capitated fee arrangements.

(e)

Adverse actions by government or other third-party payers, including healthcare reform that focuses on reducing healthcare costs but does not recognize the value and importance to healthcare of diagnostic testing, unilateral reduction of fee schedules payable to us, competitive bidding, and an increase in the practice of negotiating for exclusive arrangements that involve aggressively priced capitated or fee-for-service payments by health insurers or other payers.

(f)

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

(4) inability to obtain from patients a valid advance beneficiary notice form for tests that cannot be billed without prior receipt of the form; and

(5) increased challenges in operating as a non-contracted provider with respect to health plans.

(g)

Adverse results from pending or future government investigations, lawsuits or private actions. These include, in particular, monetary damages, loss or suspension of licenses, and/or suspension or exclusion from the Medicare and Medicaid programs and/or criminal penalties.

(h)	Failure to efficiently integrate acquired businesses and to manage the costs related to any such integration, or to retain key technical, professional or management personnel.

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

(k)	Inability to achieve expected benefits from our acquisitions of other businesses.

(l)	Inability to achieve additional benefits from our Six Sigma and efficiency initiatives.

(m)	Adverse publicity and news coverage about the clinical testing industry or us.

(n)	Computer or other IT system failures that affect our ability to perform tests, report test results or properly bill customers, including potential failures resulting from the standardization of our IT systems and other system conversions, telecommunications failures, malicious human acts (such as electronic break-ins or computer viruses) or natural disasters.

(o)

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

(r)	Regulatory delay or inability to commercialize newly developed or licensed products, tests or technologies or to obtain appropriate reimbursements for such tests.

(s)	Inability to obtain or maintain adequate patent and other proprietary rights protections of our products and services or to successfully enforce our proprietary rights.

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

(y)	Difficulties and uncertainties in the discovery, development, regulatory environment and/or marketing of new products or new uses of existing products.

Item 1B. Unresolved Staff Comments

          There are no unresolved SEC comments that require disclosure.

Item 2. Properties

          Our executive offices are located in Madison, New Jersey. We maintain clinical testing laboratories in major metropolitan areas and elsewhere throughout the continental United States; in several instances a joint venture of which we are a partner maintains the laboratory. We also maintain offices, data centers, billing centers, call centers, an assembly center, distribution centers, and a clinical trials testing laboratory at locations throughout the United States. In addition, we maintain offices, manufacturing facilities and clinical laboratories in locations outside the United States, including in Sweden, Puerto Rico, Mexico, the United Kingdom, India and Australia. Our properties that are not owned are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. We believe that, in general, our facilities are suitable and adequate for our current and anticipated future levels of operation and are adequately maintained. We believe that if we were unable to renew a lease on any of our facilities, we could find alternative space at competitive market rates and relocate our operations to such new location without material disruption to our business. Several of our principal facilities are highlighted below.

Location	Leased or Owned

Cypress, California	Leased
Los Angeles, California	Leased
San Juan Capistrano, California	Owned
Tampa, Florida	Owned
Atlanta, Georgia	Owned
Chicago, Illinois (2)	One owned, one leased
Baltimore, Maryland	Owned
Teterboro, New Jersey	Owned
Horsham, Pennsylvania	Leased
Norristown, Pennsylvania	Leased
Dallas, Texas	Leased
Chantilly, Virginia	Leased

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

          The Company contests liability or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations or proceedings are in the early stages, we cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they ultimately will be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, and except for the NID Matter which is discussed further below and in Note 14 in “Notes to Consolidated Financial Statements” in Part II, Item 8, we believe, based on current knowledge, that the outcome of all other pending matters will not have a material adverse effect on our consolidated financial condition, although the outcome of such matters could be material to our results of operations and cash flows in the period that such matters are determined or paid, depending on, among other things, the levels of our revenues or income for such period.

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

          During the third quarter of 2007, the government and the Company began settlement discussions. In the course of those discussions, the government disclosed to the Company certain of the government’s legal theories regarding the amount of damages allegedly incurred by the government, which include alleged violations of civil and criminal statutes including the False Claims Act and the Food, Drug and Cosmetics Act. Violations of these statutes and related regulations could lead to a warning letter, injunction, fines or penalties, exclusion from federal healthcare programs and/or criminal prosecution, as well as claims by third parties. During the third quarter of 2008, the Company and the United States Attorney’s Office reached an agreement in principle to resolve these claims. As part of the agreement, NID, which was closed in 2006, is expected to enter a guilty plea to a single count of felony misbranding. The terms of the settlement are subject to the final negotiation and execution of definitive agreements, which is expected to include a corporate integrity agreement, the approval by the United States Department of Justice and the United States Department of Health and Human Services and satisfactory resolution of related state claims. There can be no assurance, however, when or whether a settlement may be finalized, or as to its terms. If a settlement is not finalized, the Company would defend itself and NID and could incur significant costs in doing so.

          The Company has established a reserve of $316 million in connection with these claims through charges reflected in discontinued operations. The reserve reflects the Company’s current estimate of the expected probable loss with respect to these matters, assuming the settlement is finalized. If a settlement is not finalized, the eventual losses related to these matters could be materially different than the amount reserved and could be material to the Company’s results of operations, cash flows and financial condition in the period that such matters are determined or paid.

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

          In the first quarter of 2008, the United States Department of Justice informally requested records from the Company regarding AmeriPath’s billing practices for flow cytometry testing panels performed on blood, bone marrow and lymph node specimens. The inquiry sought to determine whether AmeriPath may have billed for laboratory tests that were not medically necessary. The Company cooperated fully with the inquiry. In December 2008, the government declined to intervene in the underlying qui tam complaint that led to the inquiry. Following the government’s declination, the qui tam relator voluntarily dismissed his complaint.

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

Item 4. Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock is listed and traded on the New York Stock Exchange under the symbol “DGX.” As of February 2, 2009, we had approximately 5,700 record holders of our common stock; we believe that the number of beneficial holders of our common stock exceeds the number of record holders. The following table sets forth, for the periods indicated, the high and low sales price per share as reported on the New York Stock Exchange Consolidated Tape and dividend information.

	Common Stock Market Price
			Dividends Declared
	High	Low

2007
First Quarter	$54.29	$48.07	$0.10
Second Quarter	54.75	47.98	0.10
Third Quarter	58.63	51.36	0.10
Fourth Quarter	58.23	51.91	0.10

2008
First Quarter	$54.50	$43.65	$0.10
Second Quarter	51.65	45.08	0.10
Third Quarter	59.95	47.30	0.10
Fourth Quarter	52.11	38.66	0.10

          We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of 2008.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

October 1, 2008 – October 31, 2008
Share Repurchase Program (A)	—	N/A	—	$104,038
Employee Transactions (B)	3,246	$40.80	N/A	N/A
November 1, 2008 - November 30, 2008
Share Repurchase Program (A)	2,437,297	$45.04	2,437,297	$144,257
Employee Transactions (B)	249	$45.14	N/A	N/A
December 1, 2008 - December 31, 2008
Share Repurchase Program (A)	3,073,155	$46.93	3,073,155	$41	(C)
Employee Transactions (B)	1,038	$47.49	N/A	N/A
Total
Share Repurchase Program (A)	5,510,452	$46.09	5,510,452	$41	(C)
Employee Transactions (B)	4,533	$42.57	N/A	N/A

(A)

In November 2008, our Board of Directors expanded our common stock share repurchase authorization by an additional $150 million. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $2.3 billion of share repurchases of our common stock through December 31, 2008.

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

(C)

In January 2009, our Board of Directors authorized the Company to repurchase an additional $500 million of the Company’s common stock. The share repurchase authorization has no set expiration or termination date.

Performance Graph

          Set forth below is a line graph comparing the cumulative total shareholder return on Quest Diagnostics’ common stock since December 31, 2003, based on the market price of the Company’s common stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies on the Standard & Poor’s 500 Stock Index and the S&P 500 Healthcare Equipment & Services Index.

		Total Shareholder Return			Performance Graph Values

Date	Closing DGX Price(1)	DGX	S&P 500	S&P 500 H.C.	DGX	S&P 500	S&P 500 H.C.

12/31/2004	$47.78	31.62%	10.88%	17.75%	$131.62	$110.88	$117.75
12/31/2005	$51.48	8.51%	4.91%	17.81%	$142.82	$116.33	$138.72
12/31/2006	$53.00	3.71%	15.79%	0.25%	$148.11	$134.70	$139.07
12/31/2007	$52.90	0.58%	5.49%	13.37%	$148.96	$142.70	$157.66
12/31/2008	$51.91	(1.08)%	(37.00)%	(37.27)%	$147.35	$89.53	$98.90

(1)	All values are adjusted to reflect the Company’s two-for-one stock split that occurred on June 20, 2005.

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

Management’s Report on Internal Control Over Financial Reporting

          See page 57.

Changes in Internal Control

          During the fourth quarter of 2008, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          Because our common stock is listed for trading on the New York Stock Exchange, in 2008 our Chief Executive Officer was required to make, and he made, an annual certification to the New York Stock Exchange stating that he was not aware of any violation by Quest Diagnostics of the corporate governance listing standards of the Exchange. Our Chief Executive Officer made his certification to that effect to the New York Stock Exchange on approximately June 13, 2008. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our Chief Executive Officer and our Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002 to be filed with the SEC regarding the quality of our Company’s public disclosure.

          Information regarding the Company’s executive officers is contained in Part I, Item 1 of this Report under “Executive Officers of the Company.”

          Information regarding the directors and executive officers of the Company appearing in our Proxy Statement to be filed by April 28, 2009 (“Proxy Statement”) under the captions “Matters to be Considered at the Meeting - Election of Directors,” “Information about our Corporate Governance – Director Independence,” “Information about our Corporate Governance – Audit and Finance Committee,” and “Additional Information Regarding Executive Compensation - Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated by reference herein.

Item 11. Executive Compensation

          Information appearing in our Proxy Statement under the captions “Compensation Discussion and Analysis,” “Additional Information Regarding Executive Compensation” and “Report of the Compensation Committee” is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders’ Matters

          Information regarding equity compensation plans and security ownership of certain beneficial owners and management appearing in our Proxy Statement under the captions “Information about our Corporate Governance – Stock Ownership Information” and “Additional Information Regarding Executive Compensation – Equity Compensation Plan Information” is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

          Information regarding certain relationships and related transactions appearing in our Proxy Statement under the captions “Information about our Corporate Governance – Related Person Transactions” and “Information about our Corporate Governance – Director Independence” is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services

          Information regarding principal accountant fees and services appearing in our Proxy Statement under the captions “Fees and Services of PricewaterhouseCoopers LLP” and “Audit and Finance Committee Pre-Approval Policies and Procedures” is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report.

          1. Index to financial statements and supplementary data filed as part of this Report.

          2. Financial Statement Schedule.

Item	Page

Schedule II – Valuation Accounts and Reserves	F-47

          3. Exhibits

An exhibit index has been filed as part of this Report beginning on page E-1 and is incorporated herein by reference.

(b)	Exhibits filed as part of this Report.

An exhibit index has been filed as part of this Report beginning on page E-1 and is incorporated herein by reference.

(c)	None.

Signatures

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2009.

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 17, 2009.

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

John B. Ziegler

SELECTED HISTORICAL FINANCIAL DATA OF OUR COMPANY

          The following table summarizes selected historical financial data of our Company and our subsidiaries at the dates and for each of the periods presented. We derived the selected historical financial data for the years 2004 through 2008 from the audited consolidated financial statements of our Company. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards, or SFAS, No. 123, revised 2004, “Share-Based Payment” (“SFAS 123R”), using the modified prospective approach and therefore has not restated results for prior periods. Under this approach, awards that are granted, modified or settled after January 1, 2006 will be measured and accounted for in accordance with SFAS 123R. Unvested awards that were granted prior to January 1, 2006 will continue to be accounted for in accordance SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure – an amendment to SFAS No. 123,” except that compensation cost will be recognized in the Company’s results of operations. During the third quarter of 2006, the Company completed its wind down of NID, a test kit manufacturing subsidiary, and classified the operations of NID as discontinued operations. The selected historical financial data presented below has been restated to report the results of NID as discontinued operations for all periods presented. The selected historical financial data is only a summary and should be read together with the audited consolidated financial statements and related notes of our Company and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2008		2007 (a)		2006 (b)		2005 (c)		2004

	(in thousands, except per share data)

Operations Data:
Net revenues	$7,249,447		$6,704,907		$6,268,659		$5,456,726		$5,066,986
Operating income	1,222,376	(d)	1,091,336	(e)	1,128,077	(f)	1,007,548	(g)	880,854	(h)
Income from continuing operations	632,184	(i) (j)	553,828	(k)	625,692	(l)	573,196	(m)	492,415	(n)
(Loss) / income from discontinued operations	(50,694	) (o)	(213,889	) (p)	(39,271	) (q)	(26,919	) (r)	6,780
Net income	581,490		339,939		586,421		546,277		499,195

Earnings per common share - basic: (s)
Income from continuing operations	$3.25		$2.87		$3.18		$2.84		$2.42
(Loss) / income from discontinued operations	(0.26)		(1.11)		(0.20)		(0.13)		0.03

Net income	$2.99		$1.76		$2.98		$2.71		$2.45

Earnings per common share – diluted: (s) (t)
Income from continuing operations	$3.23		$2.84		$3.14		$2.79		$2.32
(Loss) / income from discontinued operations	(0.26)		(1.10)		(0.20)		(0.13)		0.03

Net income	$2.97		$1.74		$2.94		$2.66		$2.35

Dividends per common share (s)	$0.40		$0.40		$0.40		$0.36		$0.30

Balance Sheet Data (at end of year):
Cash and cash equivalents	$253,946		$167,594		$149,640		$92,130		$73,302
Accounts receivable, net	832,873		881,967		774,414		732,907		649,281
Goodwill, net	5,054,926		5,220,104		3,391,046		3,197,227		2,506,950
Total assets	8,403,830		8,565,693		5,661,482		5,306,115		4,203,788
Long-term debt	3,078,089		3,377,212		1,239,105		1,255,386		724,021
Total debt	3,083,231		3,540,793		1,555,979		1,592,225		1,098,822
Total stockholders’ equity	3,604,896		3,324,242		3,019,171		2,762,984		2,288,651

Other Data:
Net cash provided by operating activities	$1,063,049		$926,924		$951,896		$851,583		$798,780
Net cash used in investing activities	(198,883)		(1,759,193)		(414,402)		(1,079,793)		(173,700)
Net cash (used in) provided by financing activities	(777,814)		850,223		(479,984)		247,038		(706,736)
Provision for doubtful accounts	326,228		300,226		243,443		233,628		226,310
Rent expense	190,706		170,788		153,185		139,660		132,883
Capital expenditures	212,681		219,101		193,422		224,270		176,125
Depreciation and amortization	264,593		237,879		197,398		176,124		168,726

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

(d)

For 2008, operating income includes $71 million of stock-based compensation expense recorded in accordance with SFAS 123R and $16.2 million of costs, primarily associated with workforce reductions recorded during the fourth quarter of 2008.

(e)

For 2007, operating income includes $57 million of stock-based compensation expense recorded in accordance with SFAS 123R, $10.7 million of costs associated with workforce reductions in response to reduced volume levels and a pre-tax charge of $4 million related to in-process research and development expense associated with the HemoCue acquisition.

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

(h)	For 2004, operating income includes a $10.3 million charge associated with the acceleration of certain pension obligations in connection with the succession of our prior CEO.

(i)	Includes an $8.9 million charge associated with the write-down of an equity investment recorded during 2008.

(j)	Includes income tax benefits of $16.5 million primarily associated with favorable resolutions of certain tax contingencies in 2008.

(k)	Includes a $4.0 million charge associated with the write-down of an equity investment recorded during 2007.

(l)	Includes net charges of $10 million related to net investment losses recorded during 2006.

(m)	Includes a $7.1 million charge associated with the write-down of an investment during 2005.

(n)	Includes a $2.9 million charge during 2004 representing the write-off of deferred financing costs associated with the refinancing of our then existing bank debt and credit facility.

(o)	During 2008, we recorded charges of $75 million related to the government investigation of NID. See Note 14 and Note 15 to the Consolidated Financial Statements.

(p)	During 2007, we recorded charges of $241 million related to the government investigation of NID. See Note 14 and Note 15 to the Consolidated Financial Statements.

(q)	During 2006, we recorded $32 million in charges related to the wind down of NID’s operations. See Note 15 to the Consolidated Financial Statements.

(r)	During 2005, we recorded a $16 million charge to write-off certain assets in connection with a product hold at NID.

(s)	Previously reported basic and diluted earnings per share have been restated to give retroactive effect of our two-for-one stock split effected on June 20, 2005.

(t)

Potentially dilutive common shares primarily include the dilutive effect of our 1¾% contingent convertible debentures issued November 26, 2001, which were redeemed principally through a conversion into common shares as of January 18, 2005, and outstanding stock options, performance share units, restricted common shares and restricted stock units granted under our Amended and Restated Employee Long-Term Incentive Plan and our Amended and Restated Director Long-Term Incentive Plan.

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

          Most laboratory tests are performed by one of three types of laboratories: commercial clinical laboratories; hospital-affiliated laboratories; and physician-office laboratories. In 2008, we estimate that hospital-affiliated laboratories accounted for approximately 60% of the market, commercial clinical laboratories approximately one-third and physician-office laboratories the balance.

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

          While the recent economic slow down in the United States may temporarily reduce industry growth rates, we believe the clinical testing industry will continue to grow over the long term because clinical testing is an essential healthcare service and because of the following key trends:

•	the growing and aging population;

•

continuing research and development in the area of genomics (the study of DNA, genes and chromosomes) and proteomics (the analysis of individual proteins and collections of proteins), which is expected to yield new, more sophisticated and specialized diagnostic tests;

•	increasing recognition by consumers and payers of the value of laboratory testing as a means to improve health and reduce the overall cost of healthcare through early detection and prevention;

•	increasing affordability of, and access to, tests due to advances in technology and cost efficiencies; and

•	the growing demand for healthcare services in emerging markets and global demographic changes.

          The diagnostic testing industry is subject to seasonal fluctuations in operating results and cash flows. Typically, testing volume declines during the summer months, year-end holiday periods and other major holidays, reducing net revenues and operating cash flows below annual averages. Testing volume is also subject to declines due to severe weather or other events, which can deter patients from having testing performed and which can vary in duration and severity from year to year.

          Reimbursement for Services

          Payments for clinical testing services are made by physicians, hospitals, employers, healthcare plans, patients and the government. Physicians, hospitals and employers are typically billed on a fee-for-service basis based on negotiated fee schedules. Fees billed to healthcare plans and patients are based on the laboratory’s patient fee schedule, subject to any limitations on fees negotiated with the healthcare plans or with physicians on behalf of their patients. Medicare and Medicaid reimbursements are based on fee schedules set by governmental authorities.

          Government payers, such as Medicare and Medicaid, as well as healthcare plans and larger employers, have taken steps and may continue to take steps to control the cost, utilization and delivery of healthcare services, including clinical testing services. Despite the added cost and complexity of participating in the Medicare and Medicaid programs, we continue to participate in such programs because we believe that our other business may depend, in part, on continued participation in these programs, since certain customers may want a single laboratory capable of performing all of their clinical testing services, regardless of who pays for such services.

          Healthcare plans, which typically negotiate directly or indirectly on behalf of their members, represent approximately one-half of our clinical testing volumes and one-half of our net revenues from our clinical testing business. Larger healthcare plans typically prefer to use large commercial clinical laboratories because they can provide services to their members on a national or regional basis. In addition, larger clinical laboratories are better able to achieve the low-cost structures necessary to profitably service the members of large healthcare plans and can provide test utilization data across various products in a consistent format. In certain markets, such as California, healthcare plans may delegate their covered members to independent physician associations (“IPAs”), which in turn negotiate with laboratories for clinical testing services on behalf of their members.

          The trend of consolidation among physicians, hospitals, employers, healthcare plans, pharmaceutical companies and other intermediaries has continued, resulting in fewer but larger customers and payers with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical laboratories. Healthcare plans often require that clinical testing service providers accept discounted fee structures or assume all or a portion of the utilization risk associated with providing testing services to their members enrolled in highly-restricted plans through capitated payment arrangements. Under these capitated payment arrangements, we and the healthcare plans agree to a predetermined monthly reimbursement rate for each member enrolled in the healthcare plan’s restricted plan, generally regardless of the number or cost of services provided by us. Our cost to perform work reimbursed under capitated payment arrangements is not materially different from our cost to perform work reimbursed under other arrangements with healthcare plans. Since average reimbursement rates under capitated payment arrangements are typically less than our overall average reimbursement rate, the testing services reimbursed under capitated payment arrangements are generally less profitable. In 2008, we derived approximately 14% of our testing volume and 5% of our net revenues from capitated payment arrangements.

          Most healthcare plans also offer programs such as preferred provider organizations (“PPOs”) and consumer driven health plans that offer a greater choice of healthcare providers. Pricing for these programs is typically negotiated on a fee-for-service basis, which generally results in higher revenue per requisition than under capitation arrangements. Most of our agreements with major healthcare plans are non-exclusive arrangements. As a result, under these non-exclusive arrangements, physicians and patients have more freedom of choice in selecting laboratories, and laboratories are likely to compete more on the basis of service and quality than they may otherwise. If consumer driven plans and PPO plans continue to increase in popularity, it will be increasingly important for healthcare providers to differentiate themselves based on quality, service and convenience to avoid competing on price alone.

          Despite the general trend of increased choice for patients in selecting a healthcare provider, recent experience indicates that some healthcare plans may actively seek to limit the choice of patients and physicians if they feel it will give them increased leverage to negotiate lower fees, by consolidating services with a single or limited network of contracted providers. Historically, healthcare plans, which had limited their network of laboratory service providers, encouraged their members, and sometimes offered incentives, to utilize only contracted providers. Patients who use a non-contracted provider may have a higher co-insurance responsibility, which may result in physicians referring testing to contracted providers to minimize the expense to their patients. In cases where members choose to use a non-contracted provider due to service quality or convenience, the non-contracted provider would be reimbursed at rates considered “reasonable and customary.” Contracted rates are generally lower than “reasonable and customary” rates because of the potential for greater volume as a contracted provider. A non-contracted laboratory service provider with quality and service preferred by physicians and patients to that of contracted providers, could potentially realize greater profits than if it was a contracted provider, provided that physicians and patients continue to have choice in selecting their provider, and any potential additional cost to the patient of using a non-contracted provider is not considered prohibitive. Physicians requiring testing for patients are the primary referral source of our clinical testing volume, and often refer work to us as a non-contracted provider.

          We expect that reimbursements for the diagnostic testing industry will continue to remain under pressure. Today, the federal and many state governments face serious budget deficits and healthcare spending is subject to reductions, and efforts to reduce reimbursements and stringent cost controls by government and other payers for existing tests may continue. However, we believe that as new tests are developed which either improve on the effectiveness of existing tests or provide new diagnostic capabilities, government and other payers will add these tests as covered services, because of the importance of laboratory testing in assessing and managing the health of patients. We continue to emphasize the importance and the high value of laboratory testing with healthcare plans and government payers at the federal and state level.

          Our Company

          Quest Diagnostics is the world’s leading provider of diagnostic testing, information and services, providing insights that enable patients, physicians and others to make decisions to improve health. Quest Diagnostics, with a leading position in most of its domestic geographic markets and service offerings, is well positioned to benefit from the long-term growth expected in the industry. Over 90% of our revenues are derived from clinical testing with the balance derived from insurer services, clinical trials testing, diagnostic products and healthcare information technology. Clinical testing is generally categorized as clinical laboratory testing and anatomic pathology services. Clinical laboratory testing is performed on blood and body fluids, such as urine. Anatomic pathology services are performed on tissues, such as biopsies, and other samples, such as human cells. With the acquisition of AmeriPath Group Holdings, Inc. (“AmeriPath”) in May 2007, we have become the world’s premier cancer diagnostics company, focused on anatomic pathology including dermatopathology and molecular diagnostics and are now able to provide interpretive consultation through the largest medical and scientific staff in the industry, with approximately 900 M.D.s and Ph.D.s primarily located in the United

States. In addition, we are the leading provider of gene-based testing and other esoteric testing, risk assessment services for the life insurance industry and testing for drugs-of-abuse. We are also a leading provider of testing for clinical trials. The Company’s diagnostics products business, which includes the operations of HemoCue, Enterix and certain of Focus Diagnostics’ operations, manufactures and markets diagnostic test kits and specialized point-of-care testing. Through our MedPlus subsidiary, we empower healthcare organizations and clinicians with state-of-the-art information technology solutions that can improve patient care and medical practice.

          We have established operations in Gurgaon, India, where we will offer many of our services. The diagnostic testing business in India is poised for rapid expansion. We see significant opportunities for us to strengthen the delivery of healthcare services in India utilizing our quality diagnostics and technology expertise.

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

          A large portion of our costs are fixed, making it more challenging to fully mitigate the profit impact of lost volume in the short term. In July 2007, we announced a program to adjust our cost structure while maintaining and, in some cases improving, service levels. During 2008, we continued to take actions which have enabled us to improve margins as a percentage of revenues over the course of the year and achieve a level which exceeded that of the prior year. As we exited 2008, we estimate that our program has resulted in over $300 million of annualized cost reductions, and we expect that our program will result in $500 million of annualized cost reductions as we exit 2009.

          We intend to become recognized as the quality leader in the healthcare services industry through utilizing the Six Sigma approach and Lean Six Sigma principles. Six Sigma is a management approach that enhances quality and requires a thorough understanding of customer needs and experience, root cause analysis, process improvements and rigorous tracking and measuring of key metrics. Lean Six Sigma streamlines processes and eliminates waste. We utilize the Six Sigma approach and Lean Six Sigma principles to increase the efficiency of our operations and to reduce operating cost. We have utilized Six Sigma to implement the initiatives which are part of our cost reduction program and provide a better customer experience. These initiatives relate to standardizing our operations and processes, and adopting identified company best practices. One of these key initiatives is to deploy Lean Six Sigma in our laboratories to realize productivity gains. Additionally, we expect to realize efficiencies in other areas by better aligning our service capacity with patient and sample flows. We are driving more of our purchasing through master contracts to take better advantage of our scale. We are expanding the use of customer connectivity which reduces costs in specimen data entry and billing, and helps lower our bad debt. We are improving the efficiency of our logistics routes using advanced route optimization tools and we have streamlined our management structure and administrative functions to improve efficiency and increase focus. As additional detailed plans to implement these opportunities are approved and executed, some will result in charges to earnings associated with the implementation. These charges may be material to the results of operations and cash flows in the periods recorded or paid.

Recent Acquisitions

          The clinical testing industry in the United States remains fragmented and highly competitive. Our growth will be comprised of a combination of organic and acquired growth. We expect to continue to selectively evaluate potential acquisitions of domestic clinical laboratories that can be integrated into our existing laboratories, thereby increasing access for patients and enabling us to reduce costs and improve efficiencies. While over the long term we believe positive industry factors in the United States diagnostic testing industry and the differentiated services we offer to our customers will enable us to grow organically, we believe there will continue to be opportunities to grow beyond our current principal business of offering clinical testing in the United States. Technology is enabling testing to be performed closer to the patient, whether in the physician’s office or at the hospital bedside, in the form of point-of-care testing. Given that physicians and hospitals are primary sources for both point-of-care testing and laboratory performed tests, we believe providing both services will strengthen our relationships with customers and accelerate our growth.

          Additionally, diagnostic testing in international markets, particularly developing countries, is highly fragmented and less mature. Continued expansion into point-of-care testing and international markets will diversify our revenue base, and add businesses in markets which are growing faster and are more profitable than our principal business of United States based clinical testing.

          Acquisition of AmeriPath

          On May 31, 2007, we completed the acquisition of AmeriPath, in an all-cash transaction valued at approximately $2 billion, including approximately $780 million of assumed debt and related accrued interest. AmeriPath is a leading provider of anatomic pathology, including dermatopathology, and esoteric testing which generated annual revenues of approximately $800 million.

          Through the acquisition, we acquired all of AmeriPath’s operations. AmeriPath, with its team of approximately 400 board certified pathologists, operates 40 outpatient anatomic pathology testing locations and provides inpatient anatomic pathology and medical director services for approximately 200 hospitals throughout the United States. We financed the all-cash purchase price and related transaction costs, together with the repayment of approximately $780 million of principal and related accrued interest representing substantially all of AmeriPath’s debt, as well as the refinancing of the $450 million term loan used to finance the acquisition of HemoCue, with $1.6 billion of borrowings under a five-year term loan facility, $780 million of borrowings under a one-year bridge loan, and cash on-hand. In June 2007, we completed an $800 million senior notes offering. The net proceeds of the senior notes offering were used to repay the $780 million bridge loan. The acquisition was accounted for under the purchase method of accounting.

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

          We have a standardized approach to estimate and review the collectibility of our receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, we regularly assess the state of our billing operations in order to identify issues, which may impact the collectibility of receivables or allowance estimates. We believe that the collectibility of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we have implemented “best practices” to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. We believe that our collection and allowance estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material revisions to reserve estimates. Less than 5% of our net accounts receivable as of December 31, 2008 were outstanding more than 150 days.

          Healthcare insurers

          Healthcare insurers reimburse us for approximately one-half of our net revenues. Reimbursements from healthcare insurers are based on negotiated fee-for-service schedules and on capitated payment rates.

          Receivables due from healthcare insurers represent approximately 28% of our net accounts receivable. Substantially all of the accounts receivable due from healthcare insurers represent amounts billed under negotiated fee-for-service arrangements. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increases. Our approach also considers historical collection experience and other factors. Collection of such receivables is normally a function of providing complete and correct billing information to the healthcare insurers within the various filing deadlines. For healthcare insurers, collection typically occurs within 30 to 60 days of billing. Provided healthcare insurers have been billed accurately with complete information prior to the established filing deadline, there has historically been little to no collection risk. If there has been a delay in billing, we determine if the amounts in question will likely go past the filing deadline, and if so, we will reserve accordingly for the billing.

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

          Client payers

          Client payers include physicians, hospitals, employers and other commercial laboratories, and are billed based on a negotiated fee schedule. Receivables due from client payers represent approximately 34% of our net accounts receivable. Credit risk and ability to pay are more of a consideration for these payers than healthcare insurers and government payers. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increase. Our approach also considers specific account reviews, historical collection experience and other factors.

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

          Reserves for other legal proceedings

          Our business is subject to extensive and frequently changing federal, state and local laws and regulations. In addition, we are aware of certain pending lawsuits related to billing practices filed under the qui tam provisions of the False Claims Act and other federal and state statutes. See Notes 14 and 15 to the Consolidated Financial Statements for a discussion of the various legal proceedings that involve the Company. We have a comprehensive compliance program that is intended to ensure the strict implementation and observance of all applicable laws, regulations and Company policies. Management periodically reports to the Quality, Safety & Compliance Committee of our Board of Directors regarding compliance operations. As an integral part of our compliance program, we investigate all reported or suspected failures to comply with federal and state healthcare reimbursement requirements. Any non-compliance that results in Medicare or Medicaid overpayments is reported to the government and reimbursed by us. As a result of these efforts, we have periodically identified and reported overpayments. Upon becoming aware of potential overpayments, we consider all available facts and circumstances to estimate and record the amounts to be reimbursed. While we have reimbursed these overpayments and have taken corrective action where appropriate, the government may not in each instance accept these actions as sufficient.

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

          Accounting for and recoverability of goodwill

          Goodwill is our single largest asset. We evaluate the recoverability and measure the potential impairment of our goodwill under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The annual impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our Company, as well as (i) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (ii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for the reporting unit to the book value of the reporting unit. If the book value is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. We believe our estimation methods are reasonable and reflect common valuation practices.

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

          The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite service periods involves significant assumptions and judgments. We estimate the fair value of stock option awards on the date of grant using a lattice-based option-valuation model which requires management to make certain assumptions regarding: (i) the expected volatility in the market price of the Company’s common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). The expected volatility under the lattice-based option-valuation model is based on the current and historical implied volatilities from traded options of our common stock. The dividend yield is based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities ranging from one month to seven years. The expected holding period of the awards granted is estimated using the historical exercise behavior of employees. In addition, SFAS 123R requires us to estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. We use historical experience to estimate projected forfeitures. If actual forfeiture rates are materially different from our estimates, stock-based compensation expense could be significantly different from what we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as considered necessary. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision.

          Finally, the terms of our performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. For performance share unit awards granted prior to 2008, the actual amount of any stock award earned is based on the Company’s earnings per share growth as measured in accordance with its Amended and Restated Employee Long-Term Incentive Plan for the performance period compared to that of a peer group of companies. Beginning with performance share unit awards granted in 2008, the performance measure for these awards will be based on the cumulative annual growth rate of the Company’s earnings per share from continuing operations over a three year period. Stock-based compensation expense associated with performance share units is recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. If the actual number of performance share units earned is different from our estimates, stock-based compensation could be significantly different from what we have recorded in the current period. We periodically obtain and review publicly available financial information for the members of the peer group and compare that to actual and estimated future performance of the Company, including historical earnings per share growth as well as published estimates of projected earnings per share growth. This information is used to evaluate our progress towards achieving the performance criteria and our estimate of the number of performance share units expected to be earned at the end of the performance period. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in earnings in the period of the revision. While the assumptions used to calculate and account for stock-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to our assumptions and estimates, our stock-based compensation expense could vary significantly from period to period. In addition, the number of awards made under our equity compensation plans, changes in the design of those plans, the price of our shares and the performance of our Company can all cause stock-based compensation expense to vary from period to period.

Results of Operations

          Our clinical testing business currently represents our one reportable business segment. The clinical testing business for each of the three years in the period ended December 31, 2008 accounted for more than 90% of net revenues from continuing operations. Our other operating segments consist of our risk assessment services business, our clinical trials testing business, our healthcare information technology business, MedPlus, and our diagnostic products business. On April 19, 2006, we decided to discontinue the operations of a test kit manufacturing subsidiary, NID. During the third quarter of 2006, we completed the wind down of NID and classified the operations of NID as discontinued operations for all periods presented. Our business segment information is disclosed in Note 16 to the Consolidated Financial Statements.

          Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

          Continuing Operations

          Income from continuing operations for the year ended December 31, 2008 was $632 million, or $3.23 per diluted share, compared to $554 million, or $2.84 per diluted share, in 2007. The increase in income from continuing operations was principally driven by revenue growth and actions we have taken to reduce our cost structure.

          Results for the year ended December 31, 2008 include charges totaling $25.1 million, or $0.08 per diluted share consisting of: a third quarter charge of $8.9 million, or $0.03 per diluted share, associated with the write-down of an equity investment; and a fourth quarter charge of $16.2 million, or $0.05 per diluted share, principally associated with workforce reductions. These charges were offset in part by favorable resolutions of certain tax contingencies in 2008, which increased diluted earnings per share by $0.08.

          In addition, for 2008 we estimate the impact of hurricanes in the third quarter of 2008 reduced the increase in operating income for the year ended December 31, 2008 by approximately $8 million or $0.02 per diluted share, compared to the prior year.

          During the first quarter of 2007, we became a non-contracted provider to United Healthcare Group Inc., (“UNH”). As a result of the change in status, our revenues and earnings were significantly impacted for the first quarter and full year 2007. However, the ongoing profit impact was successfully mitigated by the end of 2007 as a result of our actions to reduce costs, and higher reimbursement for the testing we continued to perform for UNH members as a non-contracted provider.

          Results for the year ended December 31, 2007 include first quarter pre-tax charges of $10.7 million, or $0.03 per diluted share, associated with workforce reductions in response to reduced volume levels, and a first quarter pre-tax charge of $4.0 million, or $0.01 per diluted share, related to in-process research and development expense associated with the HemoCue acquisition.

          Net Revenues

          Net revenues for the year ended December 31, 2008 grew by 8.1% over the prior year level to $7.2 billion, with the carry-over impact from the 2007 acquisition of AmeriPath contributing approximately 5.0% to revenue growth in 2008.

          For 2008, revenues of our clinical testing business, which accounts for over 90% of our net revenues, grew 8.3% above the prior year level, with AmeriPath contributing 5.5% growth. Volume, measured by the number of requisitions, increased 2.7% for the year ended December 31, 2008, with 2.4% due to the impact of the AmeriPath acquisition. Our pre-employment drug testing volume, which accounted for approximately 7% of our total volume in 2008, declined approximately 11% and reduced consolidated volume by approximately 1%. We believe the volume decrease in pre-employment drug testing is principally due to slower hiring by employers served by this business. Revenue per requisition increased 5.5% for the year ended December 31, 2008, with AmeriPath contributing 2.9% to the improvement. The balance of the increase was primarily driven by a positive mix, partially offset by price reductions on various health plan contracts.

          Our businesses other than clinical testing accounted for approximately 9% of our net revenues in 2008. These businesses include our risk assessment services business, our clinical trials testing business, our healthcare information technology business, MedPlus, and our diagnostic products business. The revenues for these businesses as a group grew 6% for the year ended December 31, 2008 with the increase primarily driven by our healthcare information technology and point-of-care businesses.

          Operating Costs and Expenses

          Total operating costs and expenses for the year ended December 31, 2008 increased $414 million from the prior year period. These increases were primarily due to the full year effect of costs associated with the acquired operations of AmeriPath, and increased costs associated with annual compensation adjustments, partially offset by actions taken to improve our operating efficiency and reduce the size of our workforce. Results for the year ended December 31, 2008 also include fourth quarter charges of $16.2 million primarily associated with workforce reductions ($7.7 million recorded in costs of services and $8.5 million included in selling, general and administrative).

          Results for the year ended December 31, 2007 reflect first quarter costs of $10.7 million associated with workforce reductions ($3.9 million included in cost of services and $6.8 million included in selling, general and administrative), $4 million of in-process research and development costs associated with the acquisition of HemoCue, which was recorded in “other operating (income) expense, net”, and costs associated with efforts to retain business and clarify for patients, physicians and employers misinformation regarding the UNH contract change.

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 58.7% of net revenues for the year ended December 31, 2008, compared to 59.2% of net revenues in 2007. The improvement over the prior year reflects actions taken to reduce our cost structure and higher revenue per requisition.

          Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense, and general management and administrative support, were 24.0% of net revenues for the year ended December 31, 2008, compared to 24.1% in the prior year period. The improvement was primarily due to actions taken to reduce our cost structure and higher revenue per requisition, partially offset by the full year impact of the acquired operations of AmeriPath and costs associated with workforce reductions.

          Selling, general and administrative expenses for the year ended December 31, 2007 included costs associated with workforce reductions and costs associated with efforts to retain business and clarify for patients, physicians and employers misinformation regarding the UNH contract change.

          For the year ended December 31, 2008, bad debt expense was 4.5% of net revenues similar to 2007. For 2008, the full year inclusion of AmeriPath, which carries a higher bad debt rate than the rest of our business, primarily due to its revenue and customer mix, increased the consolidated bad debt rate by approximately half a percent for 2008. The impact was principally offset by progress in our billing and collection processes, resulting in improvements in bad debt, days sales outstanding and the cost of our billing operation. With our disciplined approach, we expect to see continued strong performance in our billing and collection metrics, despite a slowing economy.

          Amortization of intangible assets for the year ended December 31, 2008 increased $9.4 million over the prior year period. This increase was primarily due to the amortization of intangible assets acquired in conjunction with the acquisition of AmeriPath.

          Other operating (income) expense, net represents miscellaneous income and expense items related to operating activities, including gains and losses associated with the disposal of operating assets and provisions for restructurings and other special charges. For the year ended December 31, 2007, other operating (income) expense, net includes a $4.0 million first quarter charge related to in-process research and development expense recorded in connection with the acquisition of HemoCue.

          Operating Income

          Operating income for the year ended December 31, 2008 was $1.2 billion, or 16.9% of net revenues, compared to $1.1 billion, or 16.3% of net revenues, in the prior year period. The increase in operating income, as a percentage of net revenues, was primarily due to revenue growth and the actions we have taken to reduce our cost structure, partially offset by the full year impact of the acquired operations of AmeriPath. In addition, we estimate the impact of hurricanes in the third quarter of 2008 reduced the increase in operating income for the year ended December 31, 2008 by approximately $8 million, compared to the prior year.

          In addition, the operating income percentage for the year ended December 31, 2008, reflects the impact of a fourth quarter charge of $16.2 million, principally associated with workforce reductions and the impact of the various items which affected cost of services and selling, general and administrative expenses as a percentage of net revenues.

          Other (Income) Expense

          Other expense, net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the year ended December 31, 2008, other expense, net includes a third quarter charge of $8.9 million associated with the write-down of an equity investment and losses of $9.9 million associated with investments held in a trust pursuant to our supplemental deferred compensation plan. For the year ended December 31, 2007, other expense, net includes a $4 million charge related to the write-down of an investment.

          Income Tax Expense

          The effective income tax rate for the year ended December 31, 2008 decreased 1.3 percentage points, compared to the prior year period. This decrease was primarily due to the favorable resolution of certain tax contingencies in 2008.

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

          The agreement in principle provides for a comprehensive settlement of federal claims. As part of the agreement, NID, which was closed in 2006, is expected to enter a guilty plea to a single count of felony misbranding. The terms of the settlement are subject to the final negotiation and execution of definitive agreements, which is expected to include a corporate integrity agreement, and the approval by the United States Department of Justice and the United States Department of Health and Human Services and satisfactory resolution of related state claims. There can be no assurance, however, when or whether a settlement may be finalized, or as to its terms. If a settlement is not finalized, the Company would defend itself and NID and could incur significant costs in doing so.

          As a result of the agreement in principle in 2008, the Company recorded charges of $75 million in discontinued operations to increase its reserve for the settlement and related matters. As of December 31, 2008, the total reserve was $316 million. The Company has recorded deferred tax benefits of $58 million on the reserve, reflecting the Company’s current estimate of the portion of the reserve expected to be deductible for tax purposes. The reserve reflects the Company’s current estimate of the expected probable loss with respect to these matters, assuming the settlement is finalized. If a settlement is not finalized, the eventual losses related to these matters could be materially different than the amount reserved and could be material to the Company’s results of operations, cash flows and financial condition in the period that such matters are determined or paid.

          Loss from discontinued operations, net of taxes, for the year ended December 31, 2008 was $51 million, or $0.26 per diluted share, compared to $214 million, or $1.10 per diluted share in 2007. Results for the year ended December 31, 2008 and 2007 reflect charges of $75 million and $241 million, respectively, to reserve for the settlement and related matters in connection with various government claims, which is more fully described in Note 14 and Note 15 to the Consolidated Financial Statements.

          Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

          Continuing Operations

          Income from continuing operations for the year ended December 31, 2007 was $554 million, or $2.84 per diluted share, compared to $626 million, or $3.14 per diluted share in 2006. The decrease in income from continuing operations was principally due to the impact of the change in contract status with UNH. However, we successfully mitigated the ongoing impact during the third quarter of 2007 as a result of actions taken to reduce costs, and higher reimbursement for the testing we continue to perform for UNH members. During the second half of the year our profits, before considering the acquisition of AmeriPath, exceeded those of the prior year, when we were a contracted provider to UNH. The acquisition of AmeriPath, which was completed in May 2007, also served to reduce income from continuing operations compared to the prior year. We expect the acquisition of AmeriPath to improve our revenue growth and earnings once the anticipated growth opportunities and cost synergies associated with the acquisition are realized. Results for the year ended December 31, 2007 include first quarter pre-tax charges of $10.7 million, or $0.03 per diluted share, associated with workforce reductions in response to reduced volume levels and $4.0 million, or $0.01 per diluted share, related to in-process research and development expense associated with the HemoCue acquisition.

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

          Our clinical testing business, which accounted for over 90% of our 2007 net revenues, grew approximately 5.6% for the year, with AmeriPath contributing 8.3% growth and the change in status with UNH reducing revenues by approximately 5%. Volume, measured by the number of requisitions, declined 4.1% for the year ended December 31, 2007, primarily due to our change in status with UNH, which reduced volume by an estimated 7%, partially offset by the impact of the AmeriPath acquisition, which increased volume by about 3%. Revenue per requisition increased 10.2% for the year ended December 31, 2007 and was impacted by the results of AmeriPath, which contributed 5.1% to the improvement, and a 2% increase due to higher reimbursement on the retained business with UNH, which was reimbursed at a higher rate as a non-contracted provider, with the balance of the increase primarily driven by a positive test mix.

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

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 59.2% of net revenues for the year ended December 31, 2007, compared to 59.0% of net revenues in 2006. The increase in cost of services as a percentage of revenues was primarily due to lower volumes in our clinical testing business and costs associated with workforce reductions. Partially offsetting these increases were improvements related to the increase in average revenue per requisition and actions taken to reduce costs.

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

          Other operating (income) expense, net represents miscellaneous income and expense items related to operating activities, including gains and losses associated with the disposal of operating assets and provisions for restructurings and other special charges. For the year ended December 31, 2007, other operating (income) expense, net included a $4.0 million charge related to in-process research and development expense recorded in connection with the acquisition of HemoCue. For the year ended December 31, 2006, other operating (income) expense, net included pre-tax charges of $27 million, principally associated with integration activities related to LabOne and our operations in California.

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

          Other Income (Expense)

          Interest expense, net for the year ended December 31, 2007 increased $87 million over the prior year. The increase in interest expense, net was primarily due to additional interest expense associated with borrowings to fund acquisitions, as described more fully in Note 9 to the Consolidated Financial Statements.

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

          Discontinued Operations

          In connection with the investigation of NID, which is described earlier, during the third quarter of 2007, the government and the Company began settlement discussions. In the course of those discussions, the government disclosed to the Company certain of the government’s legal theories regarding the amount of damages allegedly incurred by the government, which include alleged violations of civil and criminal statutes including the False Claims Act and the Food, Drug and Cosmetics Act. Violations of these statutes and related regulations could lead to a warning letter, injunction, fines or penalties, exclusion from federal healthcare programs and/or criminal prosecution, as well as claims by third parties. The Company analyzed the government’s position and presented its own analysis which argued against many of the government’s claims. In light of that analysis and based on the status of settlement discussions, the Company established a reserve, in accordance with generally accepted accounting principles, reflected in discontinued operations, of $241 million in connection with these claims. See Note 14 and Note 15 to the Consolidated Financial Statements for a further description of these matters.

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

Quantitative and Qualitative Disclosures About Market Risk

          We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that may include the use of derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. We believe that our exposures to foreign exchange impacts and changes in commodities prices are not material to our consolidated financial condition or results of operations. See Note 10 to the Consolidated Financial Statements for additional discussion of our financial instruments and hedging activities.

          At December 31, 2008 and 2007, the fair value of our debt was estimated at approximately $2.9 billion and $3.6 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2008, the carrying value exceeded the estimated fair value of the debt by $155 million and at December 31, 2007, the estimated fair value exceeded the carrying value of the debt by $59 million. A hypothetical 10% increase in interest rates on our total debt portfolio (representing approximately 53 and 61 basis points at December 31, 2008 and 2007, respectively) would potentially reduce the estimated fair value of our debt by approximately $75 million and $78 million at December 31, 2008 and 2007, respectively.

          Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility and our term loan due May 2012 are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest rates on our senior unsecured revolving credit facility and term loan due May 2012 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of December 31, 2008, the borrowing rates under these credit facilities were: for our secured receivables credit facility 3.6%; for our senior unsecured credit facility, LIBOR plus 0.40%; and for our term loan due May 2012, LIBOR plus 0.50%. At December 31, 2008, the weighted average LIBOR rate was 2.2%. At December 31, 2008, there was $1.1 billion outstanding under our term loan due May 2012, and no borrowings outstanding under our $500 million secured receivables credit facility and our $750 million senior unsecured revolving credit facility.

          We have entered into various variable-to-fixed interest rate swap agreements, whereby we fixed the interest rates on $500 million of our term loan due May 2012 for periods through October 2009. As of December 31, 2008, variable-to-fixed interest rate swap agreements on $200 million of the term loan due May 2012 remain in place through October 2009 with fixed interest rates ranging from 5.13% to 5.27%. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing approximately 25 basis points) would impact annual net interest expense by approximately $2.8 million, assuming no changes to the debt outstanding at December 31, 2008.

          The fair value of the interest rate swap agreements at December 31, 2008 was a liability of $5.9 million. A hypothetical 10% decrease in interest rates (representing approximately 18 basis points) would potentially increase the fair value of the liability of these instruments by approximately $0.4 million at December 31, 2008. A hypothetical 10% increase in interest rates would potentially decrease the fair value of the liability of these instruments by approximately $0.4 million at December 31, 2008. For details regarding our outstanding debt and our financial instruments, see Notes 9 and 10 to the Consolidated Financial Statements.

          Risk Associated with Investment Portfolio

          Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying values of our available-for-sale equity securities and privately held securities were $16 million at December 31, 2008.

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

          Fair Value Measurements

          On January 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements.” Adoption of this accounting standard did not have a material effect on our financial position, results of operations or cash flows. See Note 2 to the Consolidated Financial Statements for further details.

          SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) became effective for the Company on January 1, 2008. As of January 1, 2008 and for the year ended December 31, 2008, the Company has elected not to apply the fair value option to any of its financial assets or financial liabilities on-hand, which were not already measured at fair value, because the Company does not believe that application of SFAS 159’s fair value option is appropriate given the nature of its business operations. See Note 2 to the Consolidated Financial Statements for further details.

Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at December 31, 2008 totaled $254 million, compared to $168 million at December 31, 2007. Cash and cash equivalents consist of highly liquid short-term investments, including time deposits with highly-rated banks, and various insured money market funds, including those that invest in U.S. Treasury securities. The Company has not suffered any losses associated with its cash and cash equivalents. Cash flows from operating activities in 2008 were $1.1 billion, which were used to fund investing and financing activities of $199 million and $778 million, respectively. Cash and cash equivalents at December 31, 2007 totaled $168 million, compared to $150 million at December 31, 2006. Cash flows from operating activities in 2007 were $927 million which, together with $850 million of cash flows from financing activities, were used to fund investing activities of $1.8 billion.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for 2008 was $1.1 billion compared to $927 million in 2007. This increase was primarily due to higher earnings in the current year. Net cash provided by operating activities for the year ended December 31, 2007 was reduced by $57 million of fees and other expenses paid in connection with the acquisition of AmeriPath. Days sales outstanding, a measure of billing and collection efficiency, were 44 days at December 31, 2008 compared to 48 days at December 31, 2007.

          Net cash provided by operating activities for 2007 was $927 million compared to $952 million in 2006. This decrease was primarily due to lower earnings in 2007 and increased payments associated with variable compensation earned in the prior year, coupled with the payment of $57 million of fees and other expenses associated with the acquisition of AmeriPath. Partially offsetting these items was a net source of funds from reductions in net accounts receivable in the current year compared to a net use of funds in the prior year.

          Cash Flows from Investing Activities

          Net cash used in investing activities in 2008 was $199 million, consisting principally of capital expenditures of $213 million, partially offset by $23 million related to the receipt of a payment from an escrow fund established at the time of the acquisition of HemoCue.

          Net cash used in investing activities in 2007 was $1.8 billion, consisting primarily of $1.2 billion related to the acquisition of AmeriPath, $309 million related to the acquisition of HemoCue and capital expenditures of $219 million.

          Cash Flows from Financing Activities

          Net cash used in financing activities in 2008 was $778 million, consisting primarily of net reductions of debt of $459 million. Debt repayments of $482 million, consisting primarily of the repayment of $120 million on our Secured Receivables Credit Facility, $60 million on our term loan due December 31, 2008 and $293 million on our term loan due May 31, 2012, were partially offset by borrowings of $20 million under our Secured Receivables Credit Facility. Since the completion of the AmeriPath acquisition in May 2007, we have reduced our total debt by $876 million.

          Net cash used by financing activities for the year ended December 31, 2008 also included $33 million in proceeds from the exercise of stock options, including related tax benefits, offset by purchases of treasury stock totaling $254 million and dividend payments of $78 million. The $254 million of treasury stock purchases represents 5.5 million shares of our common stock purchased at an average price of $46.09 per share.

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

          During the second quarter of 2007, we borrowed $1.6 billion under a five-year term loan facility and $780 million under a bridge loan facility to finance the acquisition of AmeriPath and repay the Interim Credit Facility used to finance the HemoCue acquisition.

          In connection with the acquisition of AmeriPath, we repaid substantially all of AmeriPath’s outstanding debt and related accrued interest. On May 21, 2007, we commenced a cash tender offer and consent solicitation for the $350 million aggregate principal amount of 10.5% Senior Subordinated Notes of AmeriPath, Inc. due 2013 (the “AmeriPath senior subordinated notes”). In conjunction with the cash tender offer, approximately $348 million in aggregate principal amount, or 99.4% of the $350 million outstanding under the AmeriPath senior subordinated notes, was tendered. We made payments of $386 million to holders with respect to the cash tender offer and consent solicitation, including tender premium and related solicitation fees and accrued interest.

          We completed an $800 million senior notes offering in June 2007 (the “2007 Senior Notes”). The 2007 Senior Notes were sold in two tranches: (a) $375 million of 6.40% senior notes due 2017; and (b) $425 million of 6.95% senior notes due 2037. We used the net proceeds from the 2007 Senior Notes offering to repay the $780 million of borrowings under the bridge loan facility. The 2007 Senior Notes, term loans and the bridge loan are further described in Note 9 to the Consolidated Financial Statements.

          Net cash provided by financing activities for the year ended December 31, 2007 also included $95 million in proceeds from the exercise of stock options, including related tax benefits, offset by purchases of treasury stock totaling $146 million and dividend payments of $77 million. The $146 million of treasury stock purchases represents 2.8 million shares of our common stock purchased at an average price of $52.14 per share.

          Dividend Program

          During each of the quarters of 2008 and 2007, our Board of Directors declared a quarterly cash dividend of $0.10 per common share. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchase Plan

          For the year ended December 31, 2008, we repurchased 5.5 million shares of our common stock at an average price of $46.09 per share for $254 million. Through December 31, 2008, we have repurchased 49.6 million shares of our common stock at an average price of $45.43 for $2 billion under our share repurchase program. During the fourth quarter of 2008, our Board of Directors expanded our share repurchase authorization by an additional $150 million, which together with the amounts remaining from previous authorizations, was fully utilized prior to December 31, 2008. In January 2009, our Board of Directors authorized $500 million of additional share repurchases.

          Contractual Obligations and Commitments

          The following table summarizes certain of our contractual obligations as of December 31, 2008. See Notes 9 and 14 to the Consolidated Financial Statements for further details.

	Payments due by period

	(in thousands)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	After 5 years

Long-term debt	$3,065,070	$1,800	$1,206,449	$560,000	$1,296,821
Capital lease obligations	18,161	3,342	3,173	2,067	9,579
Interest payments on outstanding debt	1,446,716	159,887	280,256	169,488	837,085
Operating leases	634,579	174,025	245,683	108,745	106,126
Purchase obligations	82,088	42,849	32,831	5,939	469

Total contractual obligations	$5,246,614	$381,903	$1,768,392	$846,239	$2,250,080

          Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of December 31, 2008 applied to the December 31, 2008 balances, which are assumed to remain outstanding through their maturity dates.

          As of December 31, 2008, our total liabilities for unrecognized tax benefits were approximately $71 million, which were excluded from the table above. Based upon the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations, we believe it is reasonably possible that this amount may decrease by up to $34 million within the next twelve months. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 4 to the Consolidated Financial Statements for information regarding our contingent tax liability reserves.

          As of December 31, 2008, the reserve for the settlement and related matters in connection with the investigation of NID of $316 million has been excluded from the table above. See Note 14 to the Consolidated Financial Statements for additional information.

          Our credit agreements relating to our senior unsecured revolving credit facility and our term loan due May 2012 contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. We do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

          Requirements and Capital Resources

          We estimate that we will invest approximately $200 million during 2009 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades. During 2008, we continued to make investments in support of our plans to develop and deploy standard systems across both the AmeriPath practices and our clinical laboratories. We have completed the enhancements to the AmeriPath laboratory and billing systems and began deployment of the enhanced systems during the second quarter of 2008. These investments will enable significant productivity gains and improved customer service.

          In June 2008, we amended our existing receivables securitization facility and increased it from $375 million to $400 million. The secured receivables credit facility was supported by back-up facilities provided on a committed basis by two banks: (a) $125 million, which matured on December 13, 2008 and (b) $275 million, which originally matured on June 10, 2009.

          In December 2008, we replaced the $125 million portion of our secured receivables credit facility and amended the existing receivables securitization facility to increase it from $400 million to $500 million. The secured receivables credit facility continues to be supported by back-up facilities provided on a committed basis by two banks: (a) $225 million, which matures on December 11, 2009 and (b) $275 million, which also matures on December 11, 2009. Interest on the secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers.

          As of December 31, 2008, $1.3 billion of borrowing capacity was available under our existing credit facilities, consisting of $500 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. No borrowings are currently outstanding under either facility.

          We believe the banks participating in our various credit facilities are predominantly highly-rated banks, and that the entire amounts under the credit facilities are currently available to us. Should one or several banks no longer participate in either of our credit facilities, we would not expect it to impact our ability to fund operations. We expect to continue to generate positive cash flow despite a slowing economy, and have only $5 million of debt maturing over the next twelve months. We expect to be able to fund payments associated with the agreement in principle related to NID, out of cash on-hand and available credit facilities.

          We believe that cash and cash equivalents on-hand and cash from operations, together with our borrowing capacity under our credit facilities, will provide sufficient financial flexibility to meet seasonal working capital requirements and to fund capital expenditures, debt service requirements, cash dividends on common shares, share repurchases and additional growth opportunities for the foreseeable future. We believe that our credit profile should provide us with access to additional financing, if necessary, to fund growth opportunities that cannot be funded from existing sources.

Outlook

          As discussed in the Overview, despite the continued consolidation among healthcare insurers, and their continued efforts to reduce reimbursement for providers of diagnostic testing, and the general economic conditions, we believe that the underlying fundamentals of the diagnostic testing industry will continue to improve and that over the long term the industry will continue to grow. As the world’s leading provider of diagnostic testing, information and services, we believe we are well positioned to benefit from the growth expected in our industry.

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

Impact of New Accounting Standards

          In September 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1 “Accounting for Collaborative Agreements.” In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” and SFAS No. 160 “Noncontrolling interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2 “Effective Date of FASB Statement No. 157.” In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.” In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” In November 2008, the FASB ratified the consensus reached under EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets.” In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” The impact of these accounting standards is discussed in Note 2 to the Consolidated Financial Statements.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

          The management of Quest Diagnostics Incorporated (the “Company”), including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008 is effective.

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

          PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, audited the Company’s internal control over financial reporting as of December 31, 2008 and issued their audit report expressing an unqualified opinion on the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Of Quest Diagnostics Incorporated

          In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Quest Diagnostics Incorporated and its subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

          As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 17, 2009

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(in thousands, except per share data)

	2008	2007

Assets
Current assets:
Cash and cash equivalents	$253,946	$167,594
Accounts receivable, net of allowance for doubtful accounts of $261,334 and $250,067 at December 31, 2008 and 2007, respectively	832,873	881,967
Inventories	102,125	95,234
Deferred income taxes	218,419	149,841
Prepaid expenses and other current assets	89,456	79,721

Total current assets	1,496,819	1,374,357
Property, plant and equipment, net	879,687	911,998
Goodwill, net	5,054,926	5,220,104
Intangible assets, net	827,403	886,733
Other assets	144,995	172,501

Total assets	$8,403,830	$8,565,693

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,219,619	$1,124,716
Short-term borrowings and current portion of long-term debt	5,142	163,581

Total current liabilities	1,224,761	1,288,297
Long-term debt	3,078,089	3,377,212
Other liabilities	496,084	575,942
Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both December 31, 2008 and 2007; 214,113 shares and 213,745 shares issued at December 31, 2008 and 2007, respectively	2,141	2,137
Additional paid-in capital	2,262,065	2,210,825
Retained earnings	2,561,679	2,057,744
Accumulated other comprehensive (loss) income	(68,068)	25,279
Treasury stock, at cost; 23,739 shares and 19,705 shares at December 31, 2008 and 2007, respectively	(1,152,921)	(971,743)

Total stockholders’ equity	3,604,896	3,324,242

Total liabilities and stockholders’ equity	$8,403,830	$8,565,693

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands, except per share data)

	2008	2007	2006

Net revenues	$7,249,447	$6,704,907	$6,268,659

Operating costs and expenses:
Cost of services	4,256,156	3,969,848	3,696,006
Selling, general and administrative	1,736,934	1,612,858	1,410,716
Amortization of intangible assets	37,293	27,904	10,843
Other operating (income) expense, net	(3,312)	2,961	23,017

Total operating costs and expenses	6,027,071	5,613,571	5,140,582

Operating income	1,222,376	1,091,336	1,128,077

Other income (expense):
Interest expense, net	(179,764)	(178,314)	(91,425)
Minority share of income	(31,705)	(26,510)	(23,900)
Equity earnings in unconsolidated joint ventures	29,736	26,969	28,469
Other expense, net	(21,691)	(1,079)	(7,948)

Total non-operating expenses, net	(203,424)	(178,934)	(94,804)

Income from continuing operations before taxes	1,018,952	912,402	1,033,273
Income tax expense	386,768	358,574	407,581

Income from continuing operations	632,184	553,828	625,692
Loss from discontinued operations, net of taxes	(50,694)	(213,889)	(39,271)

Net income	$581,490	$339,939	$586,421

Earnings per common share - basic:
Income from continuing operations	$3.25	$2.87	$3.18
Loss from discontinued operations	(0.26)	(1.11)	(0.20)

Net income	$2.99	$1.76	$2.98

Earnings per common share - diluted:
Income from continuing operations	$3.23	$2.84	$3.14
Loss from discontinued operations	(0.26)	(1.10)	(0.20)

Net income	$2.97	$1.74	$2.94

Dividends per common share	$0.40	$0.40	$0.40

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands)

	2008	2007	2006

Cash flows from operating activities:
Net income	$581,490	$339,939	$586,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	264,593	237,879	197,398
Provision for doubtful accounts	326,228	300,226	243,443
Provision for restructuring and other special charges	72,650	238,781	55,788
Deferred income tax provision (benefit)	549	(1,575)	(46,280)
Minority share of income	31,705	26,510	23,900
Stock compensation expense	70,581	56,853	55,478
Excess tax benefits from stock-based compensation arrangements	(2,420)	(13,981)	(32,693)
Other, net	13,772	8,310	20,172
Changes in operating assets and liabilities:
Accounts receivable	(282,634)	(265,347)	(273,232)
Accounts payable and accrued expenses	(4,342)	(5,431)	81,347
Integration, settlement and other special charges	(8,223)	(14,013)	(4,247)
Income taxes payable	24,653	3,213	45,330
Other assets and liabilities, net	(25,553)	15,560	(929)

Net cash provided by operating activities	1,063,049	926,924	951,896

Cash flows from investing activities:
Business acquisitions, net of cash acquired	8,066	(1,535,826)	(236,543)
Capital expenditures	(212,681)	(219,101)	(193,422)
Decrease (increase) in investments and other assets	5,732	(4,266)	15,563

Net cash used in investing activities	(198,883)	(1,759,193)	(414,402)

Cash flows from financing activities:
Proceeds from borrowings	22,929	3,754,490	375,000
Repayments of debt	(481,870)	(2,705,369)	(416,208)
Increase (decrease) in book overdrafts	14,201	(24,950)	(1,705)
Purchases of treasury stock	(253,997)	(145,660)	(472,325)
Exercise of stock options	30,511	80,928	102,324
Excess tax benefits from stock-based compensation arrangements	2,420	13,981	32,693
Dividends paid	(77,964)	(77,327)	(77,135)
Distributions to minority partners	(32,931)	(24,678)	(21,900)
Financing costs paid	(1,113)	(21,192)	(728)

Net cash (used in) provided by financing activities	(777,814)	850,223	(479,984)

Net change in cash and cash equivalents	86,352	17,954	57,510

Cash and cash equivalents, beginning of year	167,594	149,640	92,130

Cash and cash equivalents, end of year	$253,946	$167,594	$149,640

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(in thousands)

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Unearned Compen- sation	Accumulated Other Compre- hensive (Loss) Income	Treasury Stock	Compre- hensive Income

Balance, December 31, 2005	198,455	$2,137	$2,175,533	$1,292,510	$(3,321)	$(6,205)	$(697,670)
Net income				586,421				$586,421
Currency translation						2,460		2,460
Market valuation, net of tax benefit of $2,501						(3,815)		(3,815)
Reversal of market adjustment, net of tax expense of $(5,053)						7,707		7,707
Deferred gain reclassifications						(212)		(212)

Comprehensive income								$592,561

Dividends declared				(78,676)
Reclassification upon adoption of SFAS123R			(3,321)		3,321
Issuance of common stock under benefit plans	598	1	(2,158)				23,838
Stock-based compensation expense			55,478
Exercise of stock options	3,782		(75,603)				177,927
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(13)		(672)
Tax benefits associated with stock-based compensation plans			35,816
Purchases of treasury stock	(8,873)						(472,325)

Balance, December 31, 2006	193,949	2,138	2,185,073	1,800,255	—	(65)	(968,230)
Net income				339,939				$339,939
Currency translation						30,820		30,820
Market valuation, net of tax benefit of $24						(36)		(36)
Reversal of market adjustment, net of tax expense of $(510)						802		802
Deferred loss, less reclassifications						(6,242)		(6,242)

Comprehensive income								$365,283

Dividends declared				(77,304)
Issuance of common stock under benefit plans	462		(1,974)				21,989
Stock-based compensation expense			56,853
Exercise of stock options	2,447		(39,230)				120,158
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(24)	(1)	(1,229)
Tax benefits associated with stock-based compensation plans			16,703
Purchases of treasury stock	(2,794)						(145,660)
Adjustments upon adoption of FASB Interpretation No. 48			(10,441)	(5,146)
Reimbursement from Corning Incorporated			2,345
Other			2,725

Balance, December 31, 2007	194,040	2,137	2,210,825	2,057,744	—	25,279	(971,743)
Net income				581,490				$581,490
Currency translation						(94,326)		(94,326)
Market valuation, net of tax benefit of $261						(398)		(398)
Reversal of market adjustment, net of tax expense of $(1,257)						2,161		2,161
Deferred loss, less reclassifications						(784)		(784)

Comprehensive income								$488,143

Dividends declared				(77,555)
Issuance of common stock under benefit plans	913	4	81				18,248
Stock-based compensation expense			63,055				7,526
Exercise of stock options	987		(18,148)				48,659
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(56)		(962)				(1,614)
Tax benefits associated with stock-based compensation plans			6,881
Purchases of treasury stock	(5,510)						(253,997)
Other			333

Balance, December 31, 2008	190,374	$2,141	$2,262,065	$2,561,679	$—	$(68,068)	$(1,152,921)

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands unless otherwise indicated)

1.	DESCRIPTION OF BUSINESS

          Quest Diagnostics Incorporated and its subsidiaries (“Quest Diagnostics” or the “Company”) is the world’s leading provider of diagnostic testing, information and services, providing insights that enable patients, physicians and others to make decisions to improve health. Quest Diagnostics offers patients and physicians the broadest access to diagnostic laboratory services through the Company’s nationwide network of laboratories and owned patient service centers. The Company provides interpretive consultation through the largest medical and scientific staff in the industry, with approximately 900 M.D.s and Ph.D.s primarily located in the United States. Quest Diagnostics is the leading provider of clinical testing, including gene-based testing and other esoteric testing, anatomic pathology services and testing for drugs-of-abuse, and the leading provider of risk assessment services for the life insurance industry. The Company is also a leading provider of testing for clinical trials. The Company’s diagnostics products business manufactures and markets diagnostic test kits and specialized point-of-care testing. Quest Diagnostics empowers healthcare organizations and clinicians with state-of-the-art information technology solutions that can improve patient care and medical practice.

          During 2008, Quest Diagnostics processed approximately 150 million requisitions through its extensive network of laboratories in virtually every major metropolitan area throughout the United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation

          The consolidated financial statements include the accounts of all entities controlled by the Company through its direct or indirect ownership of a majority voting interest and the accounts of any variable interest entities, as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46 “Consolidation of Variable Interest Entities,” where the Company is subject to a majority of the risk of loss from the variable interest entity’s activities, or entitled to receive a majority of the entity’s residual returns or both. The Company’s relationships with variable interest entities were not material at both December 31, 2008 and 2007. Investments in entities which the Company does not control, but in which it has a substantial ownership interest (generally between 20% and 49%) and can exercise significant influence, are accounted for using the equity method of accounting. As of December 31, 2008 and 2007, the Company’s investments in affiliates accounted for under the equity method of accounting totaled $38.4 million and $37.5 million, respectively. The Company’s share of equity earnings from investments in affiliates, accounted for under the equity method, totaled $29.7 million, $27.0 million and $28.5 million, respectively, for 2008, 2007 and 2006. All significant intercompany accounts and transactions are eliminated in consolidation.

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

          In addition, certain reclassifications have been made to conform to the current year presentation.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Revenue Recognition

          The Company primarily recognizes revenue for services rendered upon completion of the testing process. Billings for services reimbursed by third-party payers, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers. Adjustments to the estimated receipts, based on final settlement with the third-party payers, are recorded upon settlement. In 2008, 2007 and 2006, approximately 18%, 17% and 17%, respectively, of the Company’s net revenues were generated by Medicare and Medicaid programs. Under capitated arrangements with healthcare plans, the Company recognizes revenue based on a predetermined monthly reimbursement rate for each member of an insurer’s health plan regardless of the number or cost of services provided by the Company.

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

          On January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109 “Accounting for Income Taxes.” FIN 48 provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. See Note 4 for further information related to FIN 48.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	2008	2007	2006

Income from continuing operations	$632,184	$553,828	$625,692
Loss from discontinued operations	(50,694)	(213,889)	(39,271)

Net income available to common stockholders	$581,490	$339,939	$586,421

Weighted average common shares outstanding – basic	194,283	193,241	196,985

Effect of dilutive securities:
Stock options	1,675	2,019	2,535
Restricted common shares, restricted stock units and performance share units	1	2	22

Weighted average common shares outstanding – diluted	195,959	195,262	199,542

Earnings per common share – basic:
Income from continuing operations	$3.25	$2.87	$3.18
Loss from discontinued operations	(0.26)	(1.11)	(0.20)

Net income	$2.99	$1.76	$2.98

Earnings per common share – diluted:
Income from continuing operations	$3.23	$2.84	$3.14
Loss from discontinued operations	(0.26)	(1.10)	(0.20)

Net income	$2.97	$1.74	$2.94

          The following securities were not included in the diluted earnings per share calculation due to their antidilutive effect (in thousands):

	2008	2007	2006

Stock options	2,676	3,114	2,443
Restricted common shares, restricted stock units and performance share units	1,339	731	786

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

          Pursuant to the provisions of SFAS 123R, the Company records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision. The terms of the Company’s performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. For performance share unit awards granted prior to 2008, the actual amount of any stock award earned is based on the Company’s earnings per share growth as measured in accordance with its Amended and Restated Employee Long-Term Incentive Plan (“ELTIP”) for the performance period compared to that of a peer group of companies. Beginning with performance share unit awards granted in 2008, the performance measure for these awards will be based on the cumulative annual growth rate of the Company’s earnings per share from continuing operations over a three year period. Stock-based compensation expense associated with performance share units is recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in earnings in the period of the revision. The Company recognizes stock-based compensation expense related to the Company’s Amended Employee Stock Purchase Plan (“ESPP”) based on the 15% discount at purchase. See Note 12 for a further discussion of stock-based compensation.

          Fair Value Measurements

          On January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Fair value measurements are based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs, and are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company would use the most advantageous market, which is the market that the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. The adoption of SFAS 157 did not have a material effect on the Company’s financial position, results of operations or cash flows.

          In February 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP FAS 157-1”). FSP FAS 157-1 amended SFAS 157 to exclude from its scope SFAS No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions. However, this exclusion does not apply to the Company’s impairment of long-lived assets under a capital lease pursuant to SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the Company’s cost to terminate an operating lease under SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities,” and the measurement of acquired leases in a business combination pursuant to SFAS No. 141 or 141(R), “Business Combinations.” Also in February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS 157-2”). FSP FAS 157-2 amended SFAS 157 to defer the effective date of SFAS 157 for one year for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The impact of SFAS 157 on the Company’s non-financial assets and non-financial liabilities measured at fair value on a nonrecurring basis is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

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

Level 3:	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

          The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis.

		Basis of Fair Value Measurements

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs

	December 31, 2008	Level 1	Level 2	Level 3

Assets:
Trading securities	$25,383	$25,383	$—	$—
Cash surrender value of life insurance policies	11,767	—	11,767	—
Foreign currency forward contracts	2,617	—	2,617	—
Available-for-sale securities	255	233	22	—

Total	$40,022	$25,616	$14,406	$—

Liabilities:
Interest rate swaps	$5,888	$—	$5,888	$—
Foreign currency forward contracts	4,142	—	4,142	—
Deferred compensation liabilities	39,304	—	39,304	—

Total	$49,334	$—	$49,334	$—

          The Company offers certain employees the opportunity to participate in a supplemental deferred compensation plan. A participant’s deferrals, together with Company matching credits, are invested in a variety of participant-directed stock and bond mutual funds as well as Company common stock and are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation. The deferred compensation liabilities are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the trading securities.

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

          The fair value measurements of foreign currency forward contracts are obtained from a third-party pricing service. The fair value measurements of the Company’s interest rate swaps are model-derived valuations as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present and future market conditions. The Company does not believe that the changes in the fair values of its foreign currency forward contracts and interest rate swaps will materially differ from the amounts that could be realized upon settlement or maturity or that the changes in fair value will have a material effect on its results of operations, liquidity and capital resources.

          SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) became effective for the Company on January 1, 2008. SFAS 159 provides companies with an option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and financial liabilities. As of January 1, 2008 and for the period ended December 31, 2008, the Company has elected not to apply the fair value option to any of its financial assets or financial liabilities on-hand, which were not already measured at fair value, because the Company does not believe that application of SFAS 159’s fair value option is appropriate, given the nature of its business operations.

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. In accordance with the provisions of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” at December 31, 2008 and December 31, 2007, the fair value of the Company’s debt was estimated at $2.9 billion and $3.6 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2008, the carrying value exceeded the estimated fair value of the debt by $155 million and at December 31, 2007, the estimated fair value exceeded the carrying value of the debt by $59 million.

          Foreign Currency

          The Company predominately uses the U.S. dollar as its functional currency. The functional currency of the Company’s foreign subsidiaries is the applicable local currency. Assets and liabilities denominated in non-U.S. dollars are translated into U.S. dollars at exchange rates as of the end of the reporting period. Income and expense items are translated at average exchange rates prevailing during the year. The translation adjustments are recorded as a component of “accumulated other comprehensive (loss) income” within stockholders’ equity. Gains and losses from foreign currency transactions are included within “other operating (income) expense, net” in the consolidated statements of operations. Transaction gains and losses have not been material.

          Cash and Cash Equivalents

          Cash and cash equivalents include all highly-liquid investments with original maturities, at the time acquired by the Company, of three months or less.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Concentration of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments and accounts receivable. The Company’s policy is to place its cash, cash equivalents and short-term investments in highly-rated financial instruments and institutions. Concentration of credit risk with respect to accounts receivable is mitigated by the diversity of the Company’s payers and their dispersion across many different geographic regions, and is limited to certain payers who are large buyers of the Company’s services. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company has receivables due from federal and state governmental agencies, the Company does not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent on submitting appropriate documentation.

          Accounts Receivable and Allowance for Doubtful Accounts

          Accounts receivable are reported at realizable value, net of allowances for doubtful accounts, which is estimated and recorded in the period the related revenue is recorded. The Company has a standardized approach to estimate and review the collectibility of its receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, the Company regularly assesses the state of its billing operations in order to identify issues which may impact the collectibility of these receivables or reserve estimates. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. Receivables deemed to be uncollectible are charged against the allowance for doubtful accounts at the time such receivables are written-off. Recoveries of receivables previously written-off are recorded as credits to the allowance for doubtful accounts.

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

          Recoverability and Impairment of Goodwill

          Under the nonamortization provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and certain intangibles are periodically reviewed for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The provisions of SFAS 142 require that a goodwill impairment test be performed annually or in the case of other events that indicate a potential impairment. The annual impairment tests of goodwill were performed at the end of each of the Company’s fiscal years on December 31st and indicated that there was no impairment of goodwill as of December 31, 2008 or 2007.

          The Company evaluates the recoverability and measures the potential impairment of its goodwill under SFAS 142. The annual impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Management’s estimate of fair value considers publicly available information regarding the market capitalization of the Company as well as (i) the financial projections and future prospects of the Company’s business, including its growth opportunities and likely operational improvements, and (ii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value for the reporting unit to the book value of the reporting unit. If the book value is greater than the estimate of fair value, the Company would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. Management believes its estimation methods are reasonable and reflective of common valuation practices.

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

          Recoverability and Impairment of Intangible Assets and Other Long-Lived Assets

          The Company evaluates the possible impairment of its long-lived assets, including intangible assets which are amortized pursuant to the provisions of SFAS 142, under SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pretax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pretax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.

          Investments

          The Company accounts for investments in equity securities, which are included in “other assets” in the consolidated balance sheet, in conformity with SFAS No. 115, “Accounting for Certain Investments in Debt and

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Equity Securities,” which requires the use of fair value accounting for trading or available-for-sale securities. Both realized and unrealized gains and losses for trading securities are recorded currently in earnings as a component of non-operating expenses within “other expense, net” in the consolidated statements of operations. Unrealized gains and losses, net of tax, for available-for-sale securities are recorded as a component of “accumulated other comprehensive (loss) income” within stockholders’ equity. Recognized gains and losses for available-for-sale securities are recorded in “other expense, net” in the consolidated statements of operations. Gains and losses on securities sold are based on the average cost method.

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

          Investments at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Available-for-sale equity securities	$255	$9,690
Trading equity securities	25,383	33,903
Other investments	15,539	16,460

Total	$41,177	$60,053

          Investments in available-for-sale equity securities consist of equity securities in public corporations. Investments in trading equity securities represent participant-directed investments of deferred employee compensation and related Company matching contributions held in a trust pursuant to the Company’s supplemental deferred compensation plan (see Note 12). Other investments do not have readily determinable fair values and consist of investments in preferred and common shares of privately held companies and are accounted for under the cost method.

          As of December 31, 2008 and 2007, the Company had gross unrealized losses from available-for-sale equity securities of $0.6 million and $3.5 million, respectively. For the year ended December 31, 2008 and 2007, “other expense, net,” within the consolidated statements of operations, includes $8.9 million and $4.0 million, respectively, of charges associated with the write-down of available-for-sale equity securities. For the year ended December 31, 2006, “other expense, net,” within the consolidated statements of operations, includes $16.2 million of charges associated with the write-down of available-for-sale equity securities, $10.0 million of charges associated with the write-down of other investments and a $15.8 million gain associated with the sale of an investment. For the years ended December 31, 2008, 2007 and 2006, (losses) gains from trading equity securities totaled $(9.9) million, $2.7 million and $3.2 million, respectively, and are included in “other expense, net.”

          Derivative Financial Instruments

          The Company uses derivative financial instruments to manage its market risks. This includes the use of interest rate swap agreements to manage its exposure to movements in interest rates and foreign currency forward contracts to manage its exposure to foreign exchange rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These policies prohibit holding or issuing derivative financial instruments for speculative purposes.

          Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net payments are recognized as an adjustment to interest expense. When the swaps are terminated, unrealized gains or losses are deferred in stockholders’ equity, as a component of “accumulated other comprehensive (loss) income,” and are amortized as an adjustment to interest expense over the shorter of the remaining original term of the hedging instrument or the remaining life of the underlying debt instrument.

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

          The Company accounts for derivatives in conformity with SFAS No. 133, as amended, and records derivatives as either an asset or liability measured at its fair value. The fair value is based upon quoted market prices obtained from third-party institutions. For derivatives that have been formally designated as a cash flow hedge (interest rate swap agreements), the effective portion of changes in the fair value of the derivatives is recorded in “accumulated other comprehensive (loss) income.” Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction based on the specific qualifying conditions in SFAS 133. Amounts in “accumulated other comprehensive (loss) income” are reclassified into earnings in “interest expense, net” during the same period in which the hedged item affects earnings. If it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any deferred gains or losses are recorded in the consolidated statement of operations.

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

          New Accounting Standards

          In September 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-1 “Accounting for Collaborative Agreements,” (“EITF 07-1”). EITF 07-1 defines collaborative agreements as contractual arrangements that involve a joint operating activity. These arrangements involve two (or more) parties that are both active participants in the activity and are exposed to significant risks and rewards dependent on the commercial success of the activity. EITF 07-1 provides guidance that revenues generated and costs incurred by participants from transactions with parties outside the collaborative agreement should be reported either on a gross basis or a net basis depending on whether the participant is a principal or agent to the transaction. EITF 07-1 also provides that a company should report the effects of adoption as a change in accounting principle through retrospective application to all periods and requires additional disclosures about a company’s collaborative arrangements. EITF 07-1 is effective for the Company as of January 1, 2009. The adoption of EITF 07-1 is not expected to have a material impact on the Company’s consolidated financial statements.

          In December 2007, the FASB issued SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes several underlying principles in applying the purchase method of accounting. Among the significant changes, SFAS 141(R) requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. SFAS 141(R) also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, adjustments to acquisition-related tax contingencies and deferred tax valuation allowances for both past and prospective business combinations will no longer be an adjustment to goodwill, but rather reflected in earnings in the period of adjustment. SFAS 141(R) requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. SFAS 141(R) is effective for the Company as of January 1, 2009. The Company expects that the adoption of SFAS 141(R) is likely to have a significant impact on how the Company allocates the purchase price of an acquired business, including the expensing of direct transaction costs and costs to integrate the acquired business. Transaction costs for potential business combinations that had not closed by December 31, 2008 were written off on January 1, 2009 and were not material.

          In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51,” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS 160 also requires a new presentation on the face of the consolidated financial statements to separately report the amounts attributable to controlling and non-controlling interests. SFAS 160 is effective for the Company as of January 1, 2009. The adoption of SFAS 160 is not expected to have a material impact on the Company’s consolidated financial statements.

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

          In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP FAS 157-3”). FSP FAS 157-3 clarifies the application of SFAS 157 in a market that is not active and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP FAS 157-3 provides guidance on how an entity’s own assumptions about cash flows and discount rates should be considered when measuring fair value when relevant market data does not exist, how observable market information in an inactive or dislocated market affects fair value measurements and how the use of broker and pricing service quotes should be considered when applying fair value measurements. FSP FAS 157-3 was effective immediately as of September 30, 2008 and for all interim and annual periods thereafter. The adoption of FSP FAS 157-3 did not have a material impact on the Company’s consolidated financial statements.

          In November 2008, the FASB ratified the consensus reached under EITF Issue No. 08-7, “Accounting for Defensive Intangible Assets” (“EITF 08-7”). EITF 08-7 requires that certain intangible assets acquired in a business

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

combination that will be held for defensive purposes shall be measured at their fair value when they are obtained. The useful life of a defensive intangible asset will be based on the period in which the asset is expected to directly or indirectly contribute to future cash flows up through the date it is effectively abandoned. EITF 08-7 is effective for the Company as of January 1, 2009. The purchase price allocations in prospective business combinations will require the Company to ascribe a fair value to intangible assets it intends to hold for defensive purposes and to amortize such assets over their estimated useful lives.

          In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 changes the accounting and reporting for transfers and securitizations of financial assets and the use of qualified special purpose entities (QSPEs) and other variable interest entities (VIEs) by modifying the rules for de-recognition of transferred financial assets, eliminating the concept QSPEs and modifying the consolidation model for VIEs to require a continual reassessment of consolidation conclusions. The consolidation model will include a two-step approach that will consider qualitative attributes of the relationship with a VIE as well as a quantitative approach that analyzes the expected losses and expected residual returns of the VIE. FSP FAS 140-4 and FIN 46(R)-8 is effective for the Company as of December 31, 2008. The Company currently does not securitize any of its financial assets through QSPEs and its relationship with VIEs has not been material.

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

          The Company financed the aggregate purchase price of $344 million, which includes transaction costs of approximately $7 million, of which $2 million was paid in 2006, and the repayment of substantially all of HemoCue’s outstanding debt with the proceeds from a $450 million term loan and cash on-hand. On May 31, 2007, the Company refinanced this term loan. In January 2008, the Company received a payment of approximately $23 million from an escrow fund established at the time of the acquisition which reduced the aggregate purchase price to $321 million.

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

          Acquisition of AmeriPath

          On May 31, 2007, the Company completed its acquisition of AmeriPath, in an all-cash transaction valued at approximately $2.0 billion, including approximately $780 million of assumed debt and related accrued interest. AmeriPath is a leading provider of anatomic pathology, including dermatopathology, and esoteric testing and generated annual revenues of approximately $800 million.

          Through the acquisition, the Company acquired all of AmeriPath’s operations. AmeriPath, with its team of approximately 400 board certified pathologists, operates 40 outpatient anatomic pathology testing locations and provides inpatient anatomic pathology and medical director services for approximately 200 hospitals throughout the United States. The Company financed the all-cash purchase price and related transaction costs, together with the repayment of approximately $780 million of principal and related accrued interest representing substantially all of AmeriPath’s debt, as well as the refinancing of the term loan used to finance the acquisition of HemoCue, with $1.6 billion of borrowings under a five-year term loan facility, $780 million of borrowings under a one-year bridge loan, and cash on-hand. In June 2007, the Company completed an $800 million senior notes offering. The net proceeds of the senior notes offering were used to repay the $780 million bridge loan. See Note 9 for further descriptions of the Company’s debt outstanding.

          The acquisition of AmeriPath was accounted for under the purchase method of accounting. As such, the cost to acquire AmeriPath was allocated to the respective assets and liabilities acquired based on their estimated fair values as of the closing date. The consolidated financial statements include the results of operations of AmeriPath subsequent to the closing of the acquisition.

          The following table summarizes the Company’s purchase price allocation of the cost to acquire AmeriPath:

Estimated Fair Values as of May 31, 2007

Current assets	$200,930
Property and equipment	125,817
Intangible assets	561,300
Goodwill	1,415,193
Other assets	67,685

Total assets acquired	2,370,925

Current liabilities	141,435
Long-term liabilities	213,044
Long-term debt	801,424

Total liabilities assumed	1,155,903

Net assets acquired	$1,215,022

The acquired amortizable intangibles are being amortized over their estimated useful lives as follows:

	Estimated Fair Value	Weighted Average Useful Life

Customer relationships	$327,500	20 years
Non-compete agreement	5,800	5 years
Tradename	2,500	2 years

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

          During 2008, the Company decreased the amount of goodwill recorded in connection with the acquisition of AmeriPath by approximately $45 million, primarily as a result of changes in judgments regarding the realization of certain pre-acquisition net operating loss carryforwards.

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

          Acquisition of Enterix

          On August 31, 2006, the Company completed its acquisition of Enterix Inc. (“Enterix”), a privately held Australia-based company that develops and manufactures the InSure™ Fecal Immunochemical Test, a Food and Drug Administration (“FDA”)-cleared test for use in screening for colorectal cancer and other sources of lower gastrointestinal bleeding, for approximately $44 million in cash. The acquisition is not material to the Company’s consolidated financial statements.

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

	2007	2006

Net revenues	$7,038,781	$7,020,980
Net income	263,225	593,677

Basic earnings per common share:
Net income	$1.36	$3.01
Weighted average common shares outstanding – basic	193,241	196,985

Diluted earnings per common share:
Net income	$1.35	$2.98
Weighted average common shares outstanding – diluted	195,262	199,542

          The unaudited pro forma combined financial information presented above reflects certain reclassifications to the historical financial statements of AmeriPath to conform the acquired company’s accounting policies and classification of certain costs and expenses to that of Quest Diagnostics. These adjustments had no impact on pro forma net income. Pro forma results for the year ended December 31, 2007 exclude transaction related costs of $44 million, which were incurred and expensed by AmeriPath in conjunction with its acquisition by Quest Diagnostics.

4.	TAXES ON INCOME

          The Company’s pretax income (loss) from continuing operations consisted of $1.02 billion, $920 million and $1.02 billion from U.S. operations and approximately $(1.2) million, $(7.1) million and $8.6 million from foreign operations for the years ended December 31, 2008, 2007 and 2006, respectively.

          The components of income tax expense (benefit) for 2008, 2007 and 2006 were as follows:

	2008	2007	2006

Current:
Federal	$299,937	$267,138	$360,806
State and local	57,750	59,625	93,292
Foreign	3,833	1,093	4,586

Deferred:
Federal	20,764	23,787	(26,897)
State and local	10,029	10,774	(24,206)
Foreign	(5,545)	(3,843)	—

Total	$386,768	$358,574	$407,581

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          A reconciliation of the federal statutory rate to the Company’s effective tax rate for 2008, 2007 and 2006 was as follows:

	2008	2007	2006

Tax provision at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.6	4.6	4.3
Impact of foreign operations	(1.1)	(0.8)	0.3
Non-deductible expenses, primarily meals and entertainment expenses	0.5	0.3	0.3
Other, net	(1.0)	0.2	(0.5)

Effective tax rate	38.0%	39.3%	39.4%

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2008 and 2007 were as follows:

	2008	2007

Current deferred tax assets:
Accounts receivable reserves	$82,594	$54,226
Liabilities not currently deductible	135,825	95,615

Total current deferred tax assets	$218,419	$149,841

Non-current deferred tax assets (liabilities):
Liabilities not currently deductible	$125,693	$117,647
Stock-based compensation	55,413	36,664
Net operating loss carryforwards	52,394	29,131
Depreciation and amortization	(423,074)	(393,134)

Total non-current deferred tax liabilities	$(189,574)	$(209,692)

          During 2008, the Company increased deferred tax assets related to accounts receivable reserves by approximately $32 million, with a corresponding decrease in goodwill, for changes in estimates regarding the realization of tax benefits associated with acquired reserve balances.

          At December 31, 2008 and 2007, non-current deferred tax liabilities of $190 million and $210 million, respectively, are included in other long-term liabilities in the consolidated balance sheet.

          As of December 31, 2008, the Company had estimated net operating loss carryforwards for federal, state and foreign income tax purposes of $73 million, $647 million and $42 million, respectively, which expire at various dates through 2028. As of December 31, 2008 and 2007, deferred tax assets associated with net operating loss carryforwards of $66 million and $71 million, respectively, have each been reduced by a valuation allowance of $14 million and $42 million, respectively.

          Income taxes payable including those classified in other long-term liabilities in the consolidated balance sheets at December 31, 2008 and 2007, were $88 million and $83 million, respectively.

          As of January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and provides guidance on the recognition and measurement of tax positions taken or expected to be taken by an entity. The adoption of FIN 48 resulted in an increase to our contingent tax liability reserves of $30 million with corresponding charges to retained earnings, goodwill and additional paid-in capital. The contingent liabilities for tax positions under FIN 48 primarily relate to uncertainties associated with the realization of tax benefits derived from certain state net operating loss carryforwards, the allocation of income and expense among state jurisdictions, the characterization and timing of certain tax deductions associated with business combinations and employee compensation, and income and expenses associated with certain intercompany licensing arrangements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          The recognition and measurement of certain tax benefits includes estimates and judgment by management and inherently involves subjectivity. Changes in estimates may create volatility in the Company’s effective tax rate in future periods and may be due to settlements with various tax authorities (either favorable or unfavorable), the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates.

          The total amount of unrecognized tax benefits as of and for the years ended December 31, 2008 and 2007 consists of the following:

	2008	2007

Balance, beginning of year	$107,943	$91,856
Additions:
for tax positions of current year	3,775	14,341
for tax positions of prior years	3,916	14,698
Reductions:
Changes in judgment	(32,684)	(1,494)
Expirations of statutes of limitations	(2,724)	(4,423)
Settlements	(9,349)	(7,035)

Balance, end of year	$70,877	$107,943

          The total amount of unrecognized tax benefits as of December 31, 2008, that, if recognized, would affect the effective tax rate is $51 million. Based upon the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits for the items previously discussed may decrease by up to $34 million within the next twelve months.

          Accruals for interest expense on contingent tax liabilities are classified in income tax expense in the consolidated statements of operations. Accruals for penalties have historically been immaterial. As a result of changes in judgment and favorable resolutions of uncertain tax positions, $5 million of net interest was credited to income tax expense in 2008. Interest expense included in income tax expense in 2007 was approximately $6 million. As of December 31, 2008 and 2007, the Company has approximately $18 million and $23 million, respectively, accrued, net of the benefit of a federal and state deduction, for the payment of interest on uncertain tax positions. The Company does not consider this interest part of its fixed charges.

          In the regular course of business, various federal, state and local and foreign tax authorities conduct examinations of the Company’s income tax filings and the Company generally remains subject to examination until the statute of limitations expires for the respective jurisdiction. The Internal Revenue Service has completed its examinations of the Company’s consolidated federal income tax returns up through and including the 2004 tax year. The Company is currently appealing an issue with regards to its 2005 tax year. Certain state tax authorities are conducting audits for various years between 2004 and 2007. In December 2008, the Company reached a settlement agreement to pay a state tax authority approximately $44 million in taxes, penalties and interest ($26 million, net of federal and state benefits) for certain tax positions associated with intercompany licensing arrangements. This settlement is expected to be paid in 2009. At this time, the Company does not believe that there will be any material additional payments beyond its recorded contingent liability reserves that may be required as a result of these tax audits. As of December 31, 2008, a summary of the tax years that remain subject to examination for the Company’s major jurisdictions are:

United States – federal	2004 – 2008

United States – various states	2004 – 2008

          In conjunction with its acquisition of SmithKline Beecham Clinical Laboratories, Inc. (“SBCL”), which operated the clinical testing business of SmithKline Beecham plc (“SmithKline Beecham”), the Company entered into a tax indemnification arrangement with SmithKline Beecham that provides the parties with certain rights of indemnification against each other.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

5.	SUPPLEMENTAL CASH FLOW AND OTHER DATA

	2008	2007	2006

Depreciation expense	$227,300	$209,975	$184,844

Interest expense	(185,476)	(186,329)	(96,454)
Interest income	5,712	8,015	5,029

Interest, net	(179,764)	(178,314)	(91,425)

Interest paid	189,294	157,502	102,055

Income taxes paid	359,336	315,745	381,348

Businesses acquired:
Fair value of assets acquired	$—	$2,954,728	$278,078
Fair value of liabilities assumed	—	1,395,867	28,453

6.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Land	$35,786	$36,272
Buildings and improvements	365,481	360,442
Laboratory equipment, furniture and fixtures	1,182,376	1,042,890
Leasehold improvements	348,821	318,552
Computer software developed or obtained for internal use	259,851	255,408
Construction-in-progress	57,478	92,918

	2,249,793	2,106,482
Less: accumulated depreciation and amortization	(1,370,106)	(1,194,484)

Total	$879,687	$911,998

7.	GOODWILL AND INTANGIBLE ASSETS

          The changes in goodwill, net for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007

Balance as of January 1	$5,220,104	$3,391,046
Goodwill acquired during the year	9,260	1,799,101
Other purchase accounting adjustments	(120,105)	5,955
(Decrease) increase related to foreign currency translation	(54,333)	24,002

Balance as of December 31	$5,054,926	$5,220,104

          For the year ended December 31, 2008, goodwill acquired during the year was associated with several immaterial acquisitions. Other purchase accounting adjustments were primarily due to changes in estimates regarding the realization of certain pre-acquisition net operating loss carryforwards, the reduction in certain acquired pre-acquisition tax loss contingencies, and a payment received from an escrow fund established at the time of the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

HemoCue acquisition (see Note 3 for further discussion). Approximately 90% of the Company’s goodwill as of December 31, 2008 and December 31, 2007 was associated with its clinical testing business.

          For the year ended December 31, 2007, goodwill acquired during the year was primarily related to the acquisitions of AmeriPath and HemoCue, and other purchase accounting adjustments were primarily due to the impact on goodwill as a result of the adoption of FIN 48. (See Notes 3 and 4 for further discussions).

          Intangible assets at December 31, 2008 and 2007 consisted of the following:

	Weighted Average Amortization Period	December 31, 2008			December 31, 2007

		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Amortizing intangible assets:
Customer-related intangibles	19 years	$585,963	$(99,384)	$486,579	$589,418	$(70,036)	$519,382
Non-compete agreements	5 years	54,382	(48,298)	6,084	53,832	(46,476)	7,356
Other	13 years	53,934	(13,258)	40,676	64,214	(8,394)	55,820

Total	19 years	694,279	(160,940)	533,339	707,464	(124,906)	582,558

Intangible assets not subject to amortization:
Tradenames		294,064	—	294,064	304,175	—	304,175

Total intangible assets		$988,343	$(160,940)	$827,403	$1,011,639	$(124,906)	$886,733

          Amortization expense related to intangible assets was $37.3 million, $27.9 million and $10.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

          The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2008 is as follows:

Fiscal Year Ending December 31,

2009	$36,086
2010	35,309
2011	35,049
2012	33,831
2013	32,851
Thereafter	360,213

Total	$533,339

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Trade accounts payable	$191,219	$205,067
Accrued wages and benefits	299,374	318,285
Accrued expenses	412,106	359,355
Accrued settlement reserves	316,920	242,009

Total	$1,219,619	$1,124,716

9.	DEBT

          Short-term borrowings and current portion of long-term debt at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Borrowings under Secured Receivables Credit Facility	$—	$100,000
Current portion of long-term debt	5,142	63,581

Total short-term borrowings and current portion of long-term debt	$5,142	$163,581

          Long-term debt at December 31, 2008 and 2007 consisted of the following:

	2008	2007

Industrial Revenue Bonds due September 2009	$1,800	$3,585
Term Loan due December 2008	—	60,000
Senior Notes due November 2010	399,724	399,574
Senior Notes due July 2011	274,724	274,613
Term Loan due May 2012	1,092,000	1,385,000
Senior Notes due November 2015	498,907	498,747
Senior Notes due July 2017	374,320	374,240
Senior Notes due July 2037	420,526	420,369
Debentures due June 2034	3,070	3,013
Other	18,160	21,652

Total	3,083,231	3,440,793
Less: current portion	5,142	63,581

Total long-term debt	$3,078,089	$3,377,212

          Senior Unsecured Revolving Credit Facility

          In May 2007, the Company entered into a $750 million senior unsecured revolving credit facility (the “Credit Facility”) which replaced the Company’s $500 million senior unsecured revolving credit facility. The Credit Facility matures in May 2012. Interest on the Credit Facility is based on certain published rates plus an applicable margin that will vary over a range from 40 basis points to 125 basis points based on changes in the Company’s public debt ratings. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to six months. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of December 31, 2008 and 2007, the Company’s borrowing rate for LIBOR-based loans under the Credit Facility was LIBOR (0.4% and 4.6% at December 31, 2008 and 2007, respectively) plus 0.40%. The Credit Facility is guaranteed by certain of the Company’s domestic, wholly-owned subsidiaries (the “Subsidiary Guarantors”). The Credit Facility contains various covenants, including the maintenance of certain financial ratios, which could impact the Company’s ability to, among other things, incur additional indebtedness. At December 31, 2008 and 2007, there were no outstanding borrowings under the Credit Facility.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          The Company incurred $3.1 million of costs associated with the Credit Facility, which is being amortized over the term of the related debt.

          Secured Receivables Credit Facility

          In June 2008, the Company amended its existing receivables securitization facility (the “Secured Receivables Credit Facility”) and increased it from $375 million to $400 million. The Secured Receivables Credit Facility was supported by back-up facilities provided on a committed basis by two banks: (a) $125 million, which matured on December 13, 2008 and (b) $275 million, which originally matured on June 10, 2009.

          In December 2008, the Company replaced the $125 million portion of the Secured Receivables Credit Facility and amended the existing receivables securitization facility to increase it from $400 million to $500 million. The Secured Receivables Credit Facility continues to be supported by back-up facilities provided on a committed basis by two banks: (a) $225 million, which matures on December 11, 2009 and (b) $275 million, which also matures on December 11, 2009. Interest on the Secured Receivables Credit Facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers.

          At December 31, 2008 and 2007, the Company’s borrowing rate under the Secured Receivables Credit Facility was 3.6% and 5.4%, respectively. Borrowings outstanding under the Secured Receivables Credit Facility are classified as a current liability on the Company’s consolidated balance sheet. At December 31, 2008, there were no borrowings outstanding under the facility. At December 31, 2007, borrowings under the facility totaled $100 million.

          Term and Bridge Loan Credit Facilities

          On May 31, 2007, the Company entered into a five-year term loan facility (the “Term Loan due 2012”), pursuant to which it borrowed $1.6 billion, and a $1.0 billion bridge loan facility (the “Bridge Loan”), pursuant to which it borrowed $780 million. The Company used the proceeds to finance the acquisition of AmeriPath, and related transaction costs, to repay substantially all of AmeriPath’s outstanding debt and to repay the $450 million outstanding under an interim credit facility used to finance the acquisition of HemoCue and repay substantially all of HemoCue’s outstanding debt.

          The Term Loan due 2012 matures on May 31, 2012 and requires principal repayments of 1.25% of the amount borrowed on the last day of each calendar quarter starting on September 30, 2007, with the quarterly payments increasing on September 30, 2009 to 2.5% of the amount borrowed and on September 30, 2011 to 17.5% of the amount borrowed, with the remainder of the outstanding balance due on May 31, 2012. The Term Loan due 2012 is guaranteed by the Subsidiary Guarantors. Interest under the Term Loan due 2012 is based on certain published rates plus an applicable margin that will vary over a range from 40 basis points to 125 basis points based on changes in the Company’s public debt ratings. At the Company’s option, it may elect to enter into LIBOR-based interest rate contracts for periods up to six months. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of December 31, 2008 and 2007, the Company’s borrowing rate for LIBOR-based loans was LIBOR (2.2% and 5.1% at December 31, 2008 and 2007, respectively) plus 0.50%.

          The Company incurred $7 million of costs associated with the Term Loan due 2012, which is being amortized over the term of the related debt.

          During the year ended December 31, 2008 and 2007, the Company repaid $293 million and $215 million, respectively, of borrowings outstanding under the Term Loan due 2012.

          AmeriPath Debt

          In connection with the acquisition of AmeriPath, the Company repaid substantially all of AmeriPath’s outstanding debt and related accrued interest, which approximated $780 million, as well as approximately $31 million representing the tender premium and solicitation fees related to the Company’s tender offer and consent solicitation for $350 million aggregate principal amount of 10.5% Senior Subordinated Notes of AmeriPath, Inc. due 2013 (the “AmeriPath Senior Subordinated Notes”), which commenced on May 21, 2007.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          In conjunction with the cash tender offer, approximately $348 million in aggregate principal amount, or 99.4% of the $350 million outstanding under the AmeriPath Senior Subordinated Notes, was tendered. The Company made payments totaling $386 million to holders of such notes with respect to the cash tender offer and consent solicitation including tender premium and related solicitation fees and accrued interest.

          During 2008, the remaining $2 million of outstanding principal under the AmeriPath Senior Subordinated Notes was repaid.

          Industrial Revenue Bonds

          In connection with the acquisition of LabOne in November 2005, the Company assumed $7.2 million of Industrial Revenue Bonds. Principal is payable annually in equal installments through September 1, 2009. Interest is payable monthly at a rate which is adjusted weekly. At December 31, 2008 and 2007, the rate was 2.0% and 4.9%, respectively. At December 31, 2008 and 2007, the remaining principal outstanding was $1.8 million and $3.6 million, respectively. The bonds are secured by the Lenexa, Kansas laboratory facility and an irrevocable bank letter of credit.

          Term Loan due December 2008

          On December 19, 2003, the Company entered into a $75 million amortizing term loan facility (the “Term Loan due December 2008”), which was funded on January 12, 2004. Interest under the Term Loan due December 2008 is based on LIBOR plus an applicable margin that can fluctuate over a range of up to 119 basis points, based on changes in the Company’s public debt rating. As of December 31, 2007, the Company’s borrowing rate for LIBOR-based loans was LIBOR plus 0.55%. The entire outstanding principal balance was repaid in full in December 2008.

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

          On June 22, 2007, the Company completed an $800 million senior notes offering (the “2007 Senior Notes”). The 2007 Senior Notes were priced in two tranches: (a) $375 million aggregate principal amount of 6.40% senior notes due July 2017 (the “Senior Notes due 2017”), issued at a discount of approximately $0.8 million and (b) $425 million aggregate principal amount of 6.95% senior notes due July 2037 (the “Senior Notes due 2037”), issued at a

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

discount of approximately $4.7 million. After considering the discounts, the effective interest rates on the Senior Notes due 2017 and the Senior Notes due 2037 are approximately 6.4% and 7.0%, respectively. The 2007 Senior Notes require semiannual interest payments, which commenced on January 1, 2008. The 2007 Senior Notes are unsecured obligations of the Company and rank equally with the Company’s other unsecured obligations. The 2007 Senior Notes do not have a sinking fund requirement and are guaranteed by the Subsidiary Guarantors.

          The Company incurred $6.3 million of costs associated with the 2007 Senior Notes, which is being amortized over the term of the related debt.

          The Company used the net proceeds from the 2007 Senior Notes to repay the $780 million of borrowings under the Bridge Loan, discussed above.

          Debentures due June 2034

          In connection with the acquisition of LabOne in November 2005, the Company assumed $103.5 million of 3.50% convertible senior debentures of LabOne due June 15, 2034 (the “Debentures due June 2034”). As a result of the change in control of LabOne, the holders of the debentures had the right from November 1, 2005 to December 1, 2005 to: (i) have their debentures repurchased by LabOne for 100% of the principal amount of the debentures, plus accrued and unpaid interest thereon through November 30, 2005; or (ii) have their debentures converted into the amount the respective holder would have received if the holder had converted the debentures prior to November 1, 2005, plus an additional premium. As a result of the change in control of LabOne, and as provided in the indenture to the debentures, the conversion rate increased so that each $1,000 principal amount of the debentures was convertible into cash in the amount of $1,280.88 if converted by December 1, 2005. As a result of the change in control of LabOne, of the total outstanding principal balance of the Debentures due June 2034 of $103.5 million, $99 million of principal was converted for $126.8 million in cash, reflecting a premium of $27.8 million. The remaining outstanding principal of the Debentures due June 2034 totaling $4.5 million was adjusted to its estimated fair value of $2.9 million on the date of the acquisition, reflecting a discount of $1.6 million based on the net present value of the estimated remaining obligations, at then current interest rates. The Debentures due June 2034 require semi-annual interest payments in June and December.

          As of December 31, 2008, long-term debt maturing in each of the years subsequent to December 31, 2009 is as follows:

Year ending December 31,

2010	$401,287
2011	808,335
2012	561,397
2013	670
2014	276
Thereafter	1,306,124

Total long-term debt	$3,078,089

10.	FINANCIAL INSTRUMENTS

          Treasury Lock Agreements

          In October 2005, the Company entered into interest rate lock agreements with two financial institutions for a total notional amount of $300 million to lock the U.S. treasury rate component of a portion of the Company’s offering of its debt securities in the fourth quarter of 2005 (the “Treasury Lock Agreements”). The Treasury Lock Agreements, which had an original maturity date of November 9, 2005, were entered into to hedge part of the Company’s interest rate exposure associated with the minimum amount of debt securities that were issued in the fourth quarter of 2005. In connection with the Company’s private placement of its Senior Notes due 2015 on October 25, 2005, the Treasury Lock Agreements were settled and the Company received $2.5 million, representing the gain on the settlement of the Treasury Lock Agreements. These gains are deferred in stockholders’ equity, as a component of “accumulated other comprehensive (loss) income”, and amortized as an adjustment to interest expense over the term of the Senior Notes due 2015.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Treasury Forward Agreements

          In June 2007, the Company entered into forward starting interest rate swap agreements with three financial institutions for a total notional amount of $300 million to lock the interest rate of a portion of the Company’s offering of its debt securities in the second quarter of 2007 (the “Treasury Forward Agreements”). The Treasury Forward Agreements were entered into to hedge a portion of the Company’s interest rate exposure associated with the debt securities that were issued in the second quarter of 2007. In connection with the Company’s 2007 Senior Notes issued in June 2007, the Treasury Forward Agreements were settled and the Company paid $3.5 million, representing the loss on the settlement of the Treasury Forward Agreements. These losses are deferred in stockholders’ equity, as a component of “accumulated other comprehensive (loss) income”, and are amortized as an adjustment to interest expense over the term of the Senior Notes due 2017.

          Interest Rate Swap Agreements

          In August 2007, the Company entered into various variable-to-fixed interest rate swap agreements (“the Interest Rate Swap Agreements”), whereby the Company fixed the interest rates on $500 million of its Term Loan due May 2012 for periods ranging from October 2007 through October 2009. As of December 31, 2008, variable-to-fixed interest rate swap agreements on $200 million of the Term Loan due May 2012 remain in place through October 2009 with fixed interest rates ranging from 5.13% to 5.27%.

          The Interest Rate Swap Agreements qualify as cash flow hedges under the requirements of SFAS 133. As such, gains and losses on the Interest Rate Swap Agreements are deferred into “accumulated other comprehensive (loss) income” until the hedged transaction impacts the Company’s earnings. During the year ended December 31, 2008 and 2007, the Company deferred losses of $0.9 million and $2.7 million, respectively, into “accumulated other comprehensive (loss) income.” The cash flow hedges were effective during 2008 and 2007.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Accumulated Other Comprehensive (Loss) Income

          The components of accumulated other comprehensive (loss) income for 2008, 2007 and 2006 were as follows:

	Foreign Currency Translation Adjustment	Market Value Adjustment	Deferred Gain (Loss)	Accumulated Other Comprehensive (Loss) Income

Balance, December 31, 2005	$(1,948)	$(6,711)	$2,454	$(6,205)
Translation adjustment	2,460	—	—	2,460
Market value adjustment, net of tax benefit of $2,501	—	(3,815)	—	(3,815)
Reversal of market value adjustment, net of tax expense of $(5,053)	—	7,707	—	7,707
Deferred gain reclassifications	—	—	(212)	(212)

Balance, December 31, 2006	512	(2,819)	2,242	(65)
Translation adjustment	30,820	—	—	30,820
Market value adjustment, net of tax benefit of $24	—	(36)	—	(36)
Reversal of market value adjustment, net of tax expense of $(510)	—	802	—	802
Deferred loss, less reclassifications	—	—	(6,242)	(6,242)

Balance, December 31, 2007	31,332	(2,053)	(4,000)	25,279
Translation adjustment	(94,326)	—	—	(94,326)
Market value adjustment, net of tax benefit of $261	—	(398)	—	(398)
Reversal of market value adjustment, net of tax expense of $(1,257)	—	2,161	—	2,161
Deferred loss, less reclassifications	—	—	(784)	(784)

Balance, December 31, 2008	$(62,994)	$(290)	$(4,784)	$(68,068)

          The market value adjustments for 2008, 2007 and 2006 represented unrealized holding gains (losses), net of taxes. The reversal of market value adjustments for 2008, 2007 and 2006 represented prior periods unrealized holding losses for investments where the decline in fair value was deemed to be other than temporary in 2008, 2007 and 2006, and the resulting loss was recognized in the consolidated statements of operations (see Note 2). The deferred loss for 2008 primarily represented deferred losses on the Company’s interest rate swap agreements, net of amounts reclassified to interest expense. The deferred loss for 2007 represented the $3.5 million the Company paid upon the settlement of its Treasury Forward Agreements, net of amounts reclassified as an increase to interest expense, and $2.7 million in deferred losses on its Interest Rate Swap Agreements (see Note 10). Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

          Dividend Program

          During each of the quarters of 2008, 2007 and 2006, the Company’s Board of Directors has declared a quarterly cash dividend of $0.10 per common share.

          Share Repurchase Plan

          During the fourth quarter of 2008, the Board of Directors expanded the Company’s common stock share repurchase authorization by an additional $150 million.

          For the year ended December 31, 2008, the Company repurchased 5.5 million shares of its common stock at an average price of $46.09 per share for $254 million, and reissued 1.5 million shares in connection with employee benefit plans. For the year ended December 31, 2007, the Company repurchased 2.8 million shares of its common

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

stock at an average price of $52.14 per share for $146 million, and reissued 2.9 million shares in connection with employee benefit plans. For the year ended December 31, 2006, the Company repurchased 8.9 million shares of its common stock at an average price of $53.23 per share for $472 million, and reissued 4.2 million shares in connection with employee benefit plans.

          At December 31, 2008, the share repurchase authorization was essentially fully utilized. In January 2009, the Company’s Board of Directors authorized the Company to repurchase an additional $500 million of the Company’s common stock. The share repurchase authorization has no set expiration or termination date.

12.	STOCK OWNERSHIP AND COMPENSATION PLANS

          Employee and Non-employee Directors Stock Ownership Programs

          In 2005, the Company established the ELTIP to replace the Company’s prior Employee Equity Participation Programs established in 1999 (the “1999 EEPP”) and 1996, as amended (the “1996 EEPP”). The ELTIP provides for three types of awards: (a) stock options, (b) stock appreciation rights and (c) stock awards. The ELTIP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Company common stock at a price of no less than the fair market value on the date of grant. The stock options are subject to forfeiture if employment terminates prior to the end of the vesting period prescribed by the Board of Directors. Grants of stock appreciation rights allow eligible employees to receive a payment based on the appreciation of Company common stock in cash, shares of Company common stock or a combination thereof. The stock appreciation rights are granted at an exercise price at no less than the fair market value of the Company’s common stock on the date of grant. Stock options and stock appreciation rights granted under the ELTIP expire on the date designated by the Board of Directors but in no event more than seven years from date of grant. No stock appreciation rights have been granted under the ELTIP or the 1999 EEPP. The ELTIP allows eligible employees to receive awards of shares, or the right to receive shares, of Company common stock, the equivalent value in cash or a combination thereof. These shares are generally earned on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the vesting period prescribed by the Board of Directors. For performance share unit awards granted prior to 2008, the actual amount of performance share awards earned is based on the Company’s earnings per share growth for the performance period compared to that of a peer group of companies. Beginning with performance share unit awards granted in 2008, the performance measure for these awards is based on the cumulative annual growth rate of the Company’s earnings per share from continuing operations over a three year period. Key executive, managerial and technical employees are eligible to participate in the ELTIP. The provisions of the 1999 EEPP and the 1996 EEPP were similar to those outlined above for the ELTIP. Certain options granted under the 1999 EEPP remain outstanding.

          The ELTIP increased the maximum number of shares of Company common stock that may be optioned or granted to 48 million shares. In addition, any remaining shares under the 1996 EEPP are available for issuance under the ELTIP.

          In 2005, the Company established the Amended and Restated Director Long-Term Incentive Plan (the “DLTIP”), to replace the Company’s prior plan established in 1998. The DLTIP provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Company common stock at a price of no less than the fair market value on the date of grant. The DLTIP also permits awards of restricted stock and restricted stock units to non-employee directors. The maximum number of shares that may be issued under the DLTIP is 2 million shares. The stock options expire seven years from date of grant and generally become exercisable in three equal annual installments beginning on the first anniversary date of the grant of the option regardless of whether the optionee remains a director of the Company. During 2008, 2007 and 2006, grants under the DLTIP totaled 77, 81 and 95 thousand shares, respectively.

          In general, the Company’s practice has been to issue shares related to its stock-based compensation program from shares of its common stock held in treasury. See Note 11 for further information regarding the Company’s share repurchase program.

          The fair value of each stock option award granted was estimated on the date of grant using a lattice-based option valuation model. The expected volatility under the lattice-based option-valuation model was based on the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

current and the historical implied volatilities from traded options of the Company’s common stock. The dividend yield was based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The risk-free interest rate of each stock option granted was based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities ranging from one month to seven years. The expected holding period of the options granted was estimated using the historical exercise behavior of employees. The weighted average assumptions used in valuing options granted in the periods presented are:

	2008	2007	2006

Weighted average fair value of options at grant date	$11.58	$18.05	$13.91
Expected volatility	22.5%	21.5%	18.2%
Dividend yield	0.8%	0.7%	0.7%
Risk-free interest rate	2.6% - 2.8%	4.7% - 4.8%	4.6%
Expected holding period, in years	5.2 – 5.9	5.3 – 6.2	5.6 – 6.2

          The fair value of restricted stock awards and performance share units is the average market price of the Company’s common stock at the date of grant.

          Transactions under the stock option plans for 2008 were as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)

Options outstanding, beginning of year	13,938	$41.91
Options granted	1,453	47.66
Options exercised	(987)	30.92
Options forfeited and cancelled	(411)	47.96

Options outstanding, end of year	13,993	$43.12	4.4	$126

Exercisable, end of year	10,030	$41.11	4.0	$110

Vested and expected to vest, end of year	13,161	$42.64	4.4	$125

          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised in 2008, 2007 and 2006 was $20 million, $52 million and $106 million, respectively.

          As of December 31, 2008, there was $14 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.7 years.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          The following summarizes the activity relative to stock awards, including restricted stock awards, restricted stock units and performance share units, for 2008, 2007 and 2006:

	2008		2007		2006

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value

Shares outstanding, beginning of year	677	$52.24	450	$52.41	107	$49.71
Shares granted	843	47.60	538	52.05	1,020	52.32
Shares vested	(175)	51.67	(74)	52.30	(39)	50.26
Shares forfeited and canceled	(62)	50.16	(100)	52.38	(56)	51.92
Adjustment to estimate of performance share units to be earned	222	52.39	(137)	51.94	(582)	51.94

Shares outstanding, end of year	1,505	$49.77	677	$52.24	450	$52.41

          In 2008, 2007 and 2006, the Company revised its estimate of the number of performance share units expected to be earned at the end of the performance periods as a result of revising its estimates of projected performance and increased (reduced) the number of performance share units by 0.2 million, (0.1) million and (0.6) million, respectively.

          As of December 31, 2008, there was $23 million of unrecognized stock-based compensation cost related to nonvested stock awards, which is expected to be recognized over a weighted average period of 1.8 years. Total fair value of shares vested was $8.4 million, $3.8 million and $2.1 million for the year ended December 31, 2008, 2007 and 2006, respectively. The amount of unrecognized stock-based compensation cost is subject to change based on revisions, if any, to management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned at the end of the performance periods.

          For the years ended December 31, 2008, 2007 and 2006, stock-based compensation expense totaled $71 million, $57 million and $55 million, respectively. Income tax benefits related to stock-based compensation expense totaled $28 million, $23 million and $22 million for the year ended December 31, 2008, 2007 and 2006, respectively.

          Employee Stock Purchase Plan

          Under the Company’s Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the 2006 Annual Meeting of Shareholders, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics common stock. The purchase price of the stock is 85% of the market price of the Company’s common stock on the last business day of each calendar month. Under the ESPP, the maximum number of shares of Quest Diagnostics common stock which may be purchased by eligible employees is 5 million. Approximately 436, 448 and 474 thousand shares of common stock were purchased by eligible employees in 2008, 2007 and 2006, respectively.

          Defined Contribution Plans

          The Company maintains qualified defined contribution plans covering substantially all of its employees, and matches employee contributions up to a maximum of 6%. The Company’s expense for contributions to its defined contribution plans aggregated $78 million, $76 million and $69 million for 2008, 2007 and 2006, respectively.

          Supplemental Deferred Compensation Plan

          The Company’s supplemental deferred compensation plan is an unfunded, non-qualified plan that provides for certain management and highly compensated employees to defer up to 50% of their salary in excess of their defined contribution plan limits and for certain eligible employees, up to 95% of their variable incentive compensation. The Company matches employee contributions up to a maximum of 6%. The compensation deferred under this plan, together with Company matching amounts, are credited with earnings or losses measured by the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

mirrored rate of return on investments elected by plan participants. Each plan participant is fully vested in all deferred compensation, Company match and earnings credited to their account. The amounts accrued under this plan were $25 million and $34 million at December 31, 2008 and 2007, respectively. Although the Company is currently contributing all participant deferrals and matching amounts to a trust, the funds in the trust, totaling $25 million and $34 million at December 31, 2008 and 2007, respectively, are general assets of the Company and are subject to any claims of the Company’s creditors. The Company’s expense for matching contributions to this plan were approximately $1 million for 2008, 2007 and 2006.

13.	RELATED PARTY TRANSACTIONS

          At December 31, 2008, GlaxoSmithKline plc (“GSK”), the parent company of SmithKline Beecham, beneficially owned approximately 19% of the outstanding shares of Quest Diagnostics common stock.

          Quest Diagnostics is the primary provider of testing to support GSK’s clinical trials testing requirements worldwide (as amended, the “Clinical Trials Agreements”). Net revenues, primarily derived under the Clinical Trials Agreements were $71 million, $79 million and $87 million for 2008, 2007 and 2006, respectively. At December 31, 2008 and 2007, accounts receivable due from GSK were $9.1 million and $10.6 million, respectively.

          In addition, in connection with the acquisition of SBCL, SmithKline Beecham has agreed to indemnify Quest Diagnostics, on an after tax basis, against certain matters primarily related to taxes and billing and professional liability claims.

          At December 31, 2008, liabilities included $13 million due to SmithKline Beecham, primarily related to tax benefits associated with certain pre-acquisition tax loss carryforwards. At December 31, 2007, liabilities included $27 million due to SmithKline Beecham, primarily related to tax benefits associated with indemnifiable matters.

14.	COMMITMENTS AND CONTINGENCIES

          Letter of Credit Lines and Contractual Obligations

          The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “letter of credit line”). The letter of credit line, which is renewed annually, matures on November 19, 2009 and is guaranteed by the Subsidiary Guarantors.

          In support of its risk management program, to ensure the Company’s performance or payment to third parties, $89 million in letters of credit were outstanding at December 31, 2008. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments. In addition, $5.3 million of bank guarantees were outstanding at December 31, 2008 in support of certain foreign operations.

          Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect at December 31, 2008 are as follows:

Year ending December 31,

2009	$174,025
2010	142,509
2011	103,174
2012	66,562
2013	42,183
2014 and thereafter	106,126

Minimum lease payments	634,579
Noncancelable sub-lease income	(7,086)

Net minimum lease payments	$627,493

          Operating lease rental expense for 2008, 2007 and 2006 aggregated $190 million, $171 million and $153 million, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays, is recorded on a straight-line basis over the term of the lease.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          The Company has certain noncancelable commitments to purchase products or services from various suppliers, mainly for telecommunications and standing orders to purchase reagents and other laboratory supplies. At December 31, 2008, the approximate total future purchase commitments are $82 million, of which $43 million are expected to be incurred in 2009, $33 million are expected to be incurred in 2010 through 2011 and the balance thereafter.

          Contingent Lease Obligations

          The Company remains subject to contingent obligations under certain real estate leases that were entered into by certain predecessor companies of a subsidiary prior to the Company’s acquisition of the subsidiary. While the title to the properties and interest to the subject leases have been transferred to third parties on several occasions over the course of many years, the lessors have not released the subsidiary predecessor companies from their original obligations under the leases and therefore remain contingently liable in the event of default. The remaining terms of the lease obligations and the Company’s corresponding indemnifications range from 15 to 39 years. The lease payments under certain leases are subject to market value adjustments and therefore, the total contingent obligations under the leases cannot be precisely determined but are likely to total several hundred million dollars. A claim against the Company would be made only upon the current lessee’s default and after a series of claims and corresponding defaults by third parties that precede the Company in the order of indemnification. The Company also has certain indemnification rights from other parties to recover losses in the event of default on the lease obligations. The Company believes that the likelihood of its performance under these contingent obligations is remote and no liability has been recorded for any potential payments under the contingent lease obligations.

          Legal Matters

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

          During the third quarter of 2007, the government and the Company began settlement discussions. In the course of those discussions, the government disclosed to the Company certain of the government’s legal theories regarding the amount of damages allegedly incurred by the government, which include alleged violations of civil and criminal statutes including the False Claims Act and the Food, Drug and Cosmetics Act. Violations of these statutes and related regulations could lead to a warning letter, injunction, fines or penalties, exclusion from federal healthcare programs and/or criminal prosecution, as well as claims by third parties. The Company analyzed the government’s position and presented its own analysis which argued against many of the government’s claims. In light of that analysis and based on the status of settlement discussions, during 2007 the Company established a reserve, in accordance with generally accepted accounting principles, reflected in discontinued operations, of $241

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

million in connection with these claims. During 2007, the Company recorded a deferred tax benefit associated with that portion of the reserve that it expected would be tax deductible.

          During 2008, the Company continued discussions with the United States Attorney’s Office to resolve the investigation. During the third quarter of 2008, the Company and the United States Attorney’s Office reached an agreement in principle to resolve these claims. As part of the agreement, NID, which was closed in 2006, is expected to enter a guilty plea to a single count of felony misbranding. The terms of the settlement are subject to the final negotiation and execution of definitive agreements, which is expected to include a corporate integrity agreement, and the approval by the United States Department of Justice and the United States Department of Health and Human Services and satisfactory resolution of related state claims. There can be no assurance, however, when or whether a settlement may be finalized, or as to its terms. If a settlement is not finalized, the Company would defend itself and NID and could incur significant costs in doing so.

          As a result of the agreement in principle in 2008, the Company recorded charges of $75 million in discontinued operations to increase its reserve for the settlement and related matters. As of December 31, 2008, the total reserve was $316 million. The Company has recorded deferred tax benefits of $58 million on the reserve, reflecting the Company’s current estimate of the portion of the reserve expected to be deductible for tax purposes. The reserve reflects the Company’s current estimate of the expected probable loss with respect to these matters, assuming the settlement is finalized. If a settlement is not finalized, the eventual losses related to these matters could be materially different than the amount reserved and could be material to the Company’s results of operations, cash flows and financial condition in the period that such matters are determined or paid.

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

          During the second quarter of 2005, the Company received a subpoena from the United States Attorney’s Office for the District of New Jersey. The subpoena seeks the production of business and financial records regarding capitation and risk sharing arrangements with government and private payers for the years 1993 through 1999. Also, during the third quarter of 2005, the Company received a subpoena from the United States Department of Health and Human Services, Office of the Inspector General. The subpoena seeks the production of various business records including records regarding our relationship with health maintenance organizations, independent physician associations, group purchasing organizations, and preferred provider organizations relating back to as early as 1995. The Company is cooperating with the United States Attorney’s Office and the Office of the Inspector General.

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

          In the first quarter of 2008, the United States Department of Justice informally requested records from the Company regarding AmeriPath’s billing practices for flow cytometry testing panels performed on blood, bone marrow and lymph node specimens. The inquiry sought to determine whether AmeriPath may have billed for laboratory tests that were not medically necessary. The Company cooperated fully with the inquiry. In December 2008, the government declined to intervene in the underlying qui tam complaint that led to the inquiry. Following the government’s declination, the qui tam relator voluntarily dismissed his complaint.

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

          Management has established reserves in accordance with generally accepted accounting principles for the other matters discussed above. Such reserves totaled less than $5 million as of December 31, 2008. Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid. However, there may be pending qui tam claims brought by former employees or other “whistle blowers,” or other pending claims as to which the Company has not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

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

          During the third quarter of 2007, the government and the Company began settlement discussions with respect to the government’s on going investigation involving NID and the Company, as discussed above (see Note 14). In the course of those discussions, the government disclosed to the Company certain of the government’s legal theories regarding the amount of damages allegedly incurred by the government. The Company analyzed the government’s position and presented its own analysis which argued against many of the government’s claims. In light of that analysis and based on the status of settlement discussions, the Company established a reserve, in accordance with generally accepted accounting principles, reflected in discontinued operations, of $241 million during 2007 in connection with these claims.

          During the third quarter of 2008, the Company and NID reached an agreement in principle with the United States Attorney’s Office to settle the federal government investigation involving NID and the Company regarding NID test kits and tests performed using those test kits.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          As a result of the agreement in principle in 2008, the Company recorded charges of $75 million in discontinued operations to increase its reserve for the settlement and related matters. As of December 31, 2008, the total reserve was $316 million. The Company has recorded deferred tax benefits of $58 million on the reserve, reflecting the Company’s current estimate of the portion of the reserve expected to be deductible for tax purposes. The reserve reflects the Company’s current estimate of the expected probable loss with respect to these matters, assuming the settlement is finalized. If a settlement is not finalized, the eventual losses related to these matters could be materially different than the amount reserved and could be material to the Company’s results of operations, cash flows and financial condition in the period that such matters are determined or paid. See Note 14 for further details.

          Summarized financial information for the discontinued operations of NID is set forth below:

	2008	2007	2006

Net revenues	$—	$—	$3,610

Loss from discontinued operations before income taxes	(79,582)	(250,278)	(59,169)
Income tax benefit	28,888	36,389	19,898

Loss from discontinued operations, net of taxes	$(50,694)	$(213,889)	$(39,271)

          Results for the year ended December 31, 2008 and 2007 reflect charges of $75 million and $241 million, respectively, to reserve for the settlement and related matters in connection with various government claims (see Note 14 for further details).

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

          The settlement reserve is included in “accounts payable and accrued expenses” in the consolidated balance sheet at December 31, 2008 and 2007. The deferred tax asset recorded in connection with establishing the reserve is included in “deferred income taxes” in the consolidated balance sheet at December 31, 2008 and 2007. The remaining balance sheet information related to NID was not material at December 31, 2008 and 2007.

16.	BUSINESS SEGMENT INFORMATION

          Clinical testing is an essential element in the delivery of healthcare services. Physicians use clinical tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical testing is generally categorized as clinical laboratory testing and anatomic pathology services. Clinical laboratory testing is performed on blood and body fluids, such as urine. Anatomic pathology services are performed on tissues, such as biopsies, and other samples, such as human cells. Customers of the clinical testing business include patients, physicians, hospitals, employers, governmental institutions and other commercial clinical laboratories. The clinical testing business accounted for greater than 90% of net revenues from continuing operations in 2008, 2007 and 2006.

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

          At December 31, 2008, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

           The following table is a summary of segment information for the three years ended December 31, 2008, 2007 and 2006. Segment asset information is not presented since it is not reported to or used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, including amortization of intangible assets, are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2.

	2008		2007		2006

Net revenues:
Clinical testing business	$6,617,006	(a)	$6,108,746	(b)	$5,782,926
All other operating segments	632,441		596,161		485,733

Total net revenues	$7,249,447		$6,704,907		$6,268,659

Operating earnings (loss):
Clinical testing business	$1,318,904	(a)	$1,191,139	(b)(c)	$1,230,383	(d)
All other operating segments	56,677	(e)	45,285	(f)	16,484
General corporate expenses	(153,205)		(145,088)		(118,790)

Total operating income	1,222,376		1,091,336		1,128,077
Non-operating expenses, net	(203,424)	(g)	(178,934)	(h)	(94,804)	(i)

Income from continuing operations before income taxes	1,018,952		912,402		1,033,273
Income tax expense	386,768	(j)	358,574		407,581

Income from continuing operations	632,184		553,828		625,692
Loss from discontinued operations, net of taxes	(50,694)	(k)	(213,889)	(k)	(39,271)	(k)

Net income	$581,490		$339,939		$586,421

(a)

For 2008, management estimates the impact of hurricanes in the third quarter of 2008 reduced consolidated revenue growth and the increase in operating income for the year ended December 31, 2008 by approximately $10 million and $8 million, respectively, compared to the prior year. In addition, operating income for 2008 includes $14.0 million of charges, primarily associated with workforce reductions.

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

(c)	Operating income for 2007 includes $9.9 million of charges associated with workforce reductions in response to reduced volume levels.

(d)	Operating income for 2006 includes $27 million of special charges, primarily associated with integration activities.

(e)	Operating income for 2008 includes $2.2 million of charges, primarily associated with workforce reductions.

(f)

Operating income for 2007 includes $0.8 million of charges associated with workforce reductions in response to reduced volume levels, and a $4 million charge related to the expensing of in-process research and development associated with the acquisition of HemoCue (see Note 3).

(g)	For the year ended December 31, 2008, non-operating expenses, net includes a charge of $8.9 million associated with the write-down of an available-for-sale equity investment.

(h)	For the year ended December 31, 2007, non-operating expenses, net includes a charge of $4.0 million associated with the write-down of an equity investment.

(i)

For the year ended December 31, 2006, non-operating expenses, net includes $16.2 million of charges associated with the write-down of available-for-sale equity securities, $10.0 million of charges associated with the write-down of other investments and a $15.8 million gain associated with the sale of an investment.

(j)	Income tax expense for 2008 includes a benefit of $16.5 million primarily associated with favorable resolutions of certain tax contingencies.

(k)

Results for the year ended December 31, 2008 and 2007 reflect pre-tax charges of $75 million and $241 million, respectively, related to the government investigation of NID (see Note 14). Results for 2006 reflect losses from NID’s operations, due to its voluntary product hold instituted late in the second quarter of 2005 in connection with a quality review of all its products. In addition, results for 2006 also reflect pre-tax charges of $32 million, primarily related to the wind down of NID’s operations.

	2008	2007	2006

Depreciation and amortization:
Clinical testing business	$208,115	$189,939	$167,586
All other operating segments	18,414	19,301	16,461
General corporate	38,064	28,639	11,640
Discontinued operations	—	—	1,711

Total depreciation and amortization	$264,593	$237,879	$197,398

Capital expenditures:
Clinical testing business	$178,505	$193,785	$168,636
All other operating segments	22,891	17,760	17,291
General corporate	11,285	7,556	6,722
Discontinued operations	—	—	773

Total capital expenditures	$212,681	$219,101	$193,422

17.	SUMMARIZED FINANCIAL INFORMATION

          The Company’s Senior Notes due 2010, Senior Notes due 2011, Senior Notes due 2015, Senior Notes due 2017 and Senior Notes due 2037 are fully and unconditionally guaranteed by the Subsidiary Guarantors. With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign and less than wholly-owned subsidiaries. In July 2006, the Company repaid at maturity the $275 million outstanding under its Senior Notes due 2006.

          In conjunction with the Company’s Secured Receivables Credit Facility, the Company maintains a wholly-owned non-guarantor subsidiary, Quest Diagnostics Receivables Incorporated (“QDRI”). The Company and certain of its Subsidiary Guarantors transfer certain domestic receivables to QDRI. QDRI utilizes the transferred receivables to collateralize borrowings under the Company’s Secured Receivables Credit Facility. The Company and the Subsidiary Guarantors provide collection services to QDRI. QDRI uses cash collections principally to purchase new receivables from the Company and the Subsidiary Guarantors.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Balance Sheet
December 31, 2008

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$218,565	$6,715	$28,666	$—	$253,946
Accounts receivable, net	4,426	134,005	694,442	—	832,873
Other current assets	52,407	262,952	98,631	(3,990)	410,000

Total current assets	275,398	403,672	821,739	(3,990)	1,496,819
Property, plant and equipment, net	211,847	631,921	35,919	—	879,687
Goodwill and intangible assets, net	153,213	5,303,312	425,804	—	5,882,329
Intercompany receivable (payable)	576,236	(184,426)	(391,810)	—	—
Investment in subsidiaries	5,323,173	—	—	(5,323,173)	—
Other assets	179,222	33,301	39,951	(107,479)	144,995

Total assets	$6,719,089	$6,187,780	$931,603	$(5,434,642)	$8,403,830

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$552,094	$628,958	$42,557	$(3,990)	$1,219,619
Short-term borrowings and current portion of long-term debt	—	2,886	2,256	—	5,142

Total current liabilities	552,094	631,844	44,813	(3,990)	1,224,761
Long-term debt	2,498,342	245,472	334,275	—	3,078,089
Other liabilities	63,757	473,579	66,227	(107,479)	496,084
Stockholders’ equity	3,604,896	4,836,885	486,288	(5,323,173)	3,604,896

Total liabilities and stockholders’ equity	$6,719,089	$6,187,780	$931,603	$(5,434,642)	$8,403,830

Condensed Consolidating Balance Sheet
December 31, 2007

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$111,610	$14,847	$41,137	$—	$167,594
Accounts receivable, net	27,309	234,532	620,126	—	881,967
Other current assets	46,986	183,505	101,055	(6,750)	324,796

Total current assets	185,905	432,884	762,318	(6,750)	1,374,357
Property, plant and equipment, net	215,062	654,341	42,595	—	911,998
Goodwill and intangible assets, net	153,848	5,422,270	530,719	—	6,106,837
Intercompany receivable (payable)	859,841	(610,371)	(249,470)	—	—
Investment in subsidiaries	5,149,196	—	—	(5,149,196)	—
Other assets	167,105	48,433	38,054	(81,091)	172,501

Total assets	$6,730,957	$5,947,557	$1,124,216	$(5,237,037)	$8,565,693

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$451,944	$634,079	$45,443	$(6,750)	$1,124,716
Short-term borrowings and current portion of long-term debt	—	62,386	101,195	—	163,581

Total current liabilities	451,944	696,465	146,638	(6,750)	1,288,297
Long-term debt	2,829,927	247,573	299,712	—	3,377,212
Other liabilities	124,844	457,837	74,352	(81,091)	575,942
Stockholders’ equity	3,324,242	4,545,682	603,514	(5,149,196)	3,324,242

Total liabilities and stockholders’ equity	$6,730,957	$5,947,557	$1,124,216	$(5,237,037)	$8,565,693

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2008

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$829,484	$5,999,552	$653,183	$(232,772)	$7,249,447

Operating costs and expenses:
Cost of services	486,922	3,527,559	241,675	—	4,256,156
Selling, general and administrative	191,583	1,234,815	334,772	(24,236)	1,736,934
Amortization of intangible assets	268	30,857	6,168	—	37,293
Royalty (income) expense	(424,404)	424,404	—	—	—
Other operating expense (income), net	404	(511)	(3,205)	—	(3,312)

Total operating costs and expenses	254,773	5,217,124	579,410	(24,236)	6,027,071

Operating income	574,711	782,428	73,773	(208,536)	1,222,376
Non-operating expense, net	(188,720)	(198,595)	(24,645)	208,536	(203,424)

Income from continuing operations before taxes	385,991	583,833	49,128	—	1,018,952
Income tax expense	130,746	237,119	18,903	—	386,768

Income from continuing operations	255,245	346,714	30,225	—	632,184
Income (loss) from discontinued operations, net of taxes	—	(55,511)	4,817	—	(50,694)
Equity earnings from subsidiaries	326,245	—	—	(326,245)	—

Net income	$581,490	$291,203	$35,042	$(326,245)	$581,490

Condensed Consolidating Statement of Operations For the Year Ended December 31, 2007

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$821,908	$5,488,797	$715,478	$(321,276)	$6,704,907

Operating costs and expenses:
Cost of services	458,544	3,265,817	245,487	—	3,969,848
Selling, general and administrative	162,857	1,153,522	319,934	(23,455)	1,612,858
Amortization of intangible assets	222	21,013	6,669	—	27,904
Royalty (income) expense	(393,975)	393,975	—	—	—
Other operating expense (income), net	51	(2,578)	5,488	—	2,961

Total operating costs and expenses	227,699	4,831,749	577,578	(23,455)	5,613,571

Operating income	594,209	657,048	137,900	(297,821)	1,091,336
Non-operating expense, net	(178,849)	(282,187)	(15,719)	297,821	(178,934)

Income from continuing operations before taxes	415,360	374,861	122,181	—	912,402
Income tax expense	157,270	150,994	50,310	—	358,574

Income from continuing operations	258,090	223,867	71,871	—	553,828
Income (loss) from discontinued operations, net of taxes	—	(213,917)	28	—	(213,889)
Equity earnings from subsidiaries	81,849	—	—	(81,849)	—

Net income	$339,939	$9,950	$71,899	$(81,849)	$339,939

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations For the Year Ended December 31, 2006

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$942,692	$4,995,640	$710,692	$(380,365)	$6,268,659

Operating costs and expenses:
Cost of services	501,942	2,958,591	235,473	—	3,696,006
Selling, general and administrative	147,862	1,020,774	264,488	(22,408)	1,410,716
Amortization of intangible assets	1,451	8,924	468	—	10,843
Royalty (income) expense	(394,693)	394,693	—	—	—
Other operating (income) expense, net	(3,358)	24,704	1,671	—	23,017

Total operating costs and expenses	253,204	4,407,686	502,100	(22,408)	5,140,582

Operating income	689,488	587,954	208,592	(357,957)	1,128,077
Non-operating (expense) income, net	(160,244)	(295,672)	3,155	357,957	(94,804)

Income from continuing operations before taxes	529,244	292,282	211,747	—	1,033,273
Income tax expense	201,426	118,441	87,714	—	407,581

Income from continuing operations	327,818	173,841	124,033	—	625,692
Loss from discontinued operations, net of taxes	—	(28,980)	(10,291)	—	(39,271)
Equity earnings from subsidiaries	258,603	—	—	(258,603)	—

Net income	$586,421	$144,861	$113,742	$(258,603)	$586,421

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2008

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$581,490	$291,203	$35,042	$(326,245)	$581,490
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	53,116	193,975	17,502	—	264,593
Provision for doubtful accounts	11,261	106,804	208,163	—	326,228
Provision for special charge	—	72,650	—	—	72,650
Other, net	(279,394)	56,698	10,638	326,245	114,187
Changes in operating assets and liabilities	462,768	(470,560)	(288,307)	—	(296,099)

Net cash provided by (used in) operating activities	829,241	250,770	(16,962)	—	1,063,049
Net cash (used in) provided by investing activities	(144,149)	(149,004)	14,137	80,133	(198,883)
Net cash used in financing activities	(578,137)	(109,898)	(9,646)	(80,133)	(777,814)

Net change in cash and cash equivalents	106,955	(8,132)	(12,471)	—	86,352
Cash and cash equivalents, beginning of year	111,610	14,847	41,137	—	167,594

Cash and cash equivalents, end of year	$218,565	$6,715	$28,666	$—	$253,946

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2007

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$339,939	$9,950	$71,899	$(81,849)	$339,939
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	50,726	170,344	16,809	—	237,879
Provision for doubtful accounts	11,219	83,240	205,767	—	300,226
Provision for restructuring and other special charges	—	238,781	—	—	238,781
Other, net	(64,298)	37,970	20,596	81,849	76,117
Changes in operating assets and liabilities	634,379	(200,171)	(700,226)	—	(266,018)

Net cash provided by (used in) operating activities	971,965	340,114	(385,155)	—	926,924
Net cash used in investing activities	(2,200,512)	(1,334,217)	(316,554)	2,092,090	(1,759,193)
Net cash provided by financing activities	1,205,559	1,001,289	735,465	(2,092,090)	850,223

Net change in cash and cash equivalents	(22,988)	7,186	33,756	—	17,954
Cash and cash equivalents, beginning of year	134,598	7,661	7,381	—	149,640

Cash and cash equivalents, end of year	$111,610	$14,847	$41,137	$—	$167,594

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2006

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$586,421	$144,861	$113,742	$(258,603)	$586,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46,674	140,103	10,621	—	197,398
Provision for doubtful accounts	5,934	51,258	186,251	—	243,443
Provision for restructuring and other special charges	—	47,868	7,920	—	55,788
Other, net	(316,207)	55,233	22,948	258,603	20,577
Changes in operating assets and liabilities	200,269	(129,327)	(222,673)	—	(151,731)

Net cash provided by operating activities	523,091	309,996	118,809	—	951,896
Net cash used in investing activities	(13,177)	(120,444)	(9,748)	(271,033)	(414,402)
Net cash used in financing activities	(452,257)	(186,650)	(112,110)	271,033	(479,984)

Net change in cash and cash equivalents	57,657	2,902	(3,049)	—	57,510
Cash and cash equivalents, beginning of year	76,941	4,759	10,430	—	92,130

Cash and cash equivalents, end of year	$134,598	$7,661	$7,381	$—	$149,640

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
(in thousands, except per share data)
Quarterly Operating Results (unaudited)

2008 (a) (b)	First Quarter	Second Quarter	Third Quarter		Fourth Quarter		Total Year

Net revenue from continuing operations	$1,784,637	$1,837,901	$1,826,603	(c)	$1,800,306		$7,249,447
Gross profit from continuing operations	726,010	754,420	753,480	(c)	759,381		2,993,291

Income from continuing operations	140,694	162,218 (d)	159,676	(c) (d) (e)	169,596	(d) (f)	632,184
Loss from discontinued operations	(1,087)	(890)	(48,934)	(g)	217		(50,694)

Net income	$139,607	$161,328	$110,742		$169,813		$581,490

Earnings per common share – basic
Income from continuing operations	$0.72	$0.83	$0.82		$0.88		$3.25
Loss from discontinued operations	—	—	(0.25)		—		(0.26)

Net income	$0.72	$0.83	$0.57		$0.88		$2.99

Earnings per common share – dilutive
Income from continuing operations	$0.72	$0.83	$0.81		$0.87		$3.23
Loss from discontinued operations	(0.01)	(0.01)	(0.25)		—		(0.26)

Net income	$0.71	$0.82	$0.56		$0.87		$2.97

2007 (a) (b)	First Quarter	Second Quarter	Third Quarter		Fourth Quarter		Total Year

Net revenue from continuing operations	$1,526,208	$1,641,156	$1,767,070		$1,770,473		$6,704,907
Gross profit from continuing operations	594,423	672,414	740,472		727,750		2,735,059

Income from continuing operations	107,515 (h)	141,979	150,325		154,009	(i)	553,828
Loss from discontinued operations	(1,622)	(647)	(52,360)	(j)	(159,260	) (j)	(213,889)

Net income (loss)	$105,893	$141,332	$97,965		$(5,251)		$339,939

Earnings per common share – basic
Income from continuing operations	$0.56	$0.74	$0.78		$0.80		$2.87
Loss from discontinued operations	(0.01)	—	(0.27)		(0.83)		(1.11)

Net income (loss)	$0.55	$0.74	$0.51		$(0.03)		$1.76

Earnings per common share – dilutive
Income from continuing operations	$0.55	$0.73	$0.77		$0.79		$2.84
Loss from discontinued operations	(0.01)	—	(0.27)		(0.82)		(1.10)

Net income (loss)	$0.54	$0.73	$0.50		$(0.03)		$1.74

(a)

During the third quarter of 2006, the Company completed its wind down of NID and classified the operations of NID as discontinued operations. Results of operations have been prepared to report the results of NID as discontinued operations for all periods presented (see Note 15).

(b)

On January 31, 2007, the Company completed the acquisition of HemoCue. On May 31, 2007, the Company completed the acquisition of AmeriPath. The quarterly operating results include the results of operations of HemoCue and AmeriPath subsequent to the closing of the applicable acquisitions.

(c)

The Company estimates the impact of hurricanes in the third quarter of 2008 reduced consolidated revenue growth and the increase in operating income for 2008 by approximately $10 million and $8 million, respectively, compared to the prior year.

(d)

In the second, third and fourth quarters of 2008, the Company recorded a tax benefit of $2.8 million, $3.4 million and $10.3 million, respectively, primarily associated with favorable resolutions of certain tax contingencies.

(e)	In the third quarter of 2008, the Company recorded a $8.9 million charge associated with the write-down of an equity investment.

(f)	In the fourth quarter of 2008, the Company recorded $16.2 million of costs, primarily associated with workforce reductions.

(g)	In the third quarter of 2008, the Company recorded a charge of $73 million associated with the government’s investigation in connection with NID (see Note 14).

(h)

In the first quarter of 2007, the Company recorded $10.7 million of costs associated with workforce reductions and a $4 million charge related to in-process research and development expense associated with the acquisition of HemoCue.

(i)	In the fourth quarter of 2007, the Company recorded a charge of $4.0 million associated with the write-down of an equity investment.

(j)

In the third and fourth quarters of 2007, the Company recorded a charge of $51 million and $190 million, respectively, associated with the government’s investigation in connection with NID (see Note 14).

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
(in thousands)

	Balance at 1-1-08	Provision for Doubtful Accounts	Net Deductions and Other		Balance at 12-31-08

Year ended December 31, 2008
Doubtful accounts and allowances	$250,067	$326,228	$314,961	(a)	$261,334

	Balance at 1-1-07	Provision for Doubtful Accounts	Net Deductions and Other		Balance at 12-31-07

Year ended December 31, 2007
Doubtful accounts and allowances	$205,086	$300,226	$255,245	(a)	$250,067

	Balance at 1-1-06	Provision for Doubtful Accounts	Net Deductions and Other		Balance at 12-31-06

Year ended December 31, 2006
Doubtful accounts and allowances	$193,754	$243,443	$232,111	(a)	$205,086

(a)	Primarily represents the write-off of accounts receivable, net of recoveries.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBITS TO FORM 10-K
For the fiscal year ended December 31, 2008
Commission File No. 001-12215

QUEST DIAGNOSTICS INCORPORATED

Exhibit Number	Description

3.1

Restated Certificate of Incorporation (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 31, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

3.2	Amendment of the Restated Certificate of Incorporation (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference)

3.3	Amended and Restated By-Laws of the Registrant (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: February 13, 2009) and incorporated herein by reference)

4.1

Form of 7½% Senior Note due 2011, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.2

Form of 5.125% Exchange Senior Note due 2010, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 1, 2005) and incorporated herein by reference)

4.3

Form of 5.45% Exchange Senior Note due 2015, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 1, 2005) and incorporated herein by reference)

4.4

Form of 6.40% Senior Note due 2017, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference)

4.5

Form of 6.95% Senior Note due 2037, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference)

4.6

Indenture dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and the Trustee (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.7

First Supplemental Indenture, dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.8

Second Supplemental Indenture, dated as of November 26, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 26, 2001) and incorporated herein by reference)(Commission File Number 001-12215)

4.9

Third Supplemental Indenture, dated as of April 4, 2002, among the Company, the Additional Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: April 1, 2002) and incorporated herein by reference) (Commission File Number 001-12215)

4.10

Fourth Supplemental Indenture dated as of March 19, 2003, among Unilab Corporation (f/k/a Quest Diagnostics Newco Incorporated), the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference)

4.11

Fifth Supplemental Indenture dated as of April 16, 2004, among Unilab Acquisition Corporation (d/b/a FNA Clinics of America), the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

4.12

Sixth Supplemental Indenture dated as of October 31, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: October 31, 2005) and incorporated herein by reference)

4.13

Seventh Supplemental Indenture dated as of November 21, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 21, 2005) and incorporated herein by reference)

4.14

Eighth Supplemental Indenture dated as of July 31, 2006, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: July 31, 2006) and incorporated herein by reference)

4.15

Ninth Supplemental Indenture dated as of September 30, 2006, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: September 30, 2006) and incorporated herein by reference)

4.16

Tenth Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference)

4.17

Eleventh Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference)

4.18

Twelfth Supplemental Indenture dated as of June 25, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference)

10.1

Agreement and Plan of Merger dated as of April 15, 2007, by and among the Company, Ace Acquisition Sub, Inc. and AmeriPath Group Holdings, Inc. (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: April 15, 2007) and incorporated herein by reference)

10.2

Amendment dated as of May 31, 2007 to Agreement and Plan of Merger dated as of April 15, 2007, by and among the Company, Ace Acquisition Sub, Inc. and AmeriPath Group Holdings, Inc. (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 31, 2007) and incorporated herein by reference)

10.3

Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference)

10.4*

Amendment No. 1 dated as of December 12, 2008 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent

10.5*

Third Amended and Restated Receivables Sale Agreement dated as of December 12, 2008, among the Company, its subsidiaries who are or become a seller thereunder, as the Sellers, and Quest Diagnostics Receivables Inc., as the Buyer

10.6

Credit Agreement dated as of May 31, 2007, among the Company, certain subsidiary guarantors of the Company, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, Barclays Bank Plc, JPMorgan Chase Bank, N.A., Merrill Lynch Bank, USA and Wachovia Bank, National Association, as co-Documentation Agents, and Morgan Stanley Senior Funding, Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Runners (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 31, 2007) and incorporated herein by reference)

10.7

Stock and Asset Purchase Agreement dated as of February 9, 1999, among SmithKline Beecham plc, SmithKline Beecham Corporation and the Company (the “Stock and Asset Purchase Agreement”) (filed as Appendix A of the Company’s Definitive Proxy Statement dated May 11, 1999 and incorporated herein by reference) (Commission File Number 001-12215)

10.8

Amendment No. 1 dated August 6, 1999, to the Stock and Asset Purchase Agreement (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference) (Commission File Number 001-12215)

10.9

Stockholders Agreement dated as of August 16, 1999, between SmithKline Beecham plc and the Company (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference) (Commission File Number 001-12215)

10.10	Amended and Restated Employee Stock Purchase Plan (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference)

10.11‡

1996 Employee Equity Participation Program, as amended (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference) (Commission File Number 001-12215)

10.12‡	Equity Award Agreement dated as of March 4, 2008 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference)

10.13‡

Equity Award Agreement (CEO) dated as of March 4, 2008 between the Company and Surya N. Mohapatra (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference)

10.14*‡	Amended and Restated Quest Diagnostics Incorporated Employee Long-Term Incentive Plan as amended October 31, 2008

10.15‡	Form of Non-Qualified Stock Option Agreement (filed as an Exhibit to the Company’s current report on Form 8-K (Date of report: February 15, 2006) and incorporated herein by reference)

10.16‡	Form of Non-Qualified Stock Option Agreement dated as of February 12, 2007 (filed as an Exhibit to the Company’s 2006 annual report on Form 10-K and incorporated herein by reference)

10.17‡

Non-Qualified Stock Option Agreement, dated as of February 12, 2007, between the Company and Surya N. Mohapatra (filed as an Exhibit to the Company’s 2007 annual report on Form 10-K and incorporated herein by reference)

10.18‡	Form of Performance Share Agreement (2007-2009 Performance Period) (filed as an Exhibit to the Company’s 2006 annual report on Form 10-K and incorporated herein by reference)

10.19‡	Form of Performance Share Agreement (filed as an Exhibit to the Company’s current report on Form 8-K (Date of report: February 15, 2006) and incorporated herein by reference)

10.20‡

Performance Share Award Agreement, dated as of February 12, 2007, between the Company and Surya N. Mohapatra (filed as an Exhibit to the Company’s 2007 annual report on Form 10-K and incorporated herein by reference)

10.21*‡	Amended and Restated Quest Diagnostics Incorporated Long-Term Incentive Plan for Non-Employee Directors as amended October 31, 2008

10.22*‡	Amended and Restated Deferred Compensation Plan For Directors as amended October 31, 2008

10.23*‡	Amended and Restated Employment Agreement between the Company and Surya N. Mohapatra dated as of November 7, 2008

10.24*‡	Supplemental Deferred Compensation Plan (Post 2004) amended December 30, 2008

10.25*‡	Supplemental Deferred Compensation Plan (Pre-2005) amended December 30, 2008

10.26*‡	Quest Diagnostics Incorporated Supplemental Executive Retirement Plan, as amended effective November 7, 2008

10.27‡	Senior Management Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement dated March 28, 2003) and incorporated herein by reference) (Commission File Number 001-12215)

10.28*‡	Amended and Restated Quest Diagnostics Incorporated Executive Officer Severance Plan as amended October 31, 2008

10.29‡

AmeriPath Group Holdings, Inc. 2006 Stock Option and Restricted Stock Purchase Plan (filed as an Exhibit to the Company’s registration statement on Form S-8 and incorporated herein by reference) (Commission File Number 333-143889)

10.30‡

Profit Sharing Plan of Quest Diagnostics Incorporated, Amended and Restated as of January 1, 2007 (filed as an Exhibit to the Company’s 2007 annual report on Form 10-K and incorporated herein by reference)

10.31*‡	Amendment to the Profit Sharing Plan of Quest Diagnostics Incorporated dated as of December 23, 2008

10.32‡

Amendment Dated as of August 17, 2007 to the AmeriPath Group Holdings, Inc. 2006 Stock Option Plan and Restricted Stock Purchase Plan (filed as an exhibit to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

11.1

Statement re: Computation of Earnings Per Common Share (the calculation of per share earnings is in Part II, Item 8, Note 2 to the consolidated financial statements (Summary of Significant Accounting Policies) and is omitted in accordance with Item 601(b)(11) of Regulation S-K)

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