Form 10-Q
period 2009-03-31
QUEST DIAGNOSTICS INC
filed 2009-04-24
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
Commission file number 001-12215

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
Yes    X        No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X        No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	X		Accelerated filer
Non-accelerated filer		(Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes             No    X

As of April 17, 2009, there were 185,373,034 outstanding shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Net revenues	$1,808,006	$1,784,637

Operating costs and expenses:
Cost of services	1,053,489	1,058,627
Selling, general and administrative	424,301	435,078
Amortization of intangible assets	9,005	9,264
Other operating expense, net	148	1,407
Total operating costs and expenses	1,486,943	1,504,376

Operating income	321,063	280,261

Other income (expense):
Interest expense, net	(39,408)	(47,617)
Equity earnings in unconsolidated joint ventures	8,570	7,999
Other expense, net	(2,709)	(1,037)
Total non-operating expenses, net	(33,547)	(40,655)

Income from continuing operations before taxes	287,516	239,606
Income tax expense	110,189	91,858
Income from continuing operations	177,327	147,748
Loss from discontinued operations, net of taxes	(1,671)	(1,087)
Net income	175,656	146,661
Less: Net income attributable to noncontrolling interests	8,554	7,054
Net income attributable to Quest Diagnostics	$167,102	$139,607

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$168,773	$140,694
Loss from discontinued operations, net of taxes	(1,671)	(1,087)
Net income	$167,102	$139,607

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$0.89	$0.72
Loss from discontinued operations	(0.01)	-
Net income	$0.88	$0.72

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$0.89	$0.72
Loss from discontinued operations	(0.01)	(0.01)
Net income	$0.88	$0.71

Weighted average common shares outstanding:
Basic	189,370	194,143
Diluted	190,698	195,783

Dividends per common share	$0.10	$0.10

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND DECEMBER 31, 2008
(in thousands, except per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)	(audited)

Assets
Current assets:
Cash and cash equivalents	$204,221	$253,946
Accounts receivable, net of allowance for doubtful accounts of $244,573 and $261,334 at March 31, 2009 and December 31, 2008, respectively	888,253	832,873
Inventories	86,501	102,125
Deferred income taxes	206,980	218,419
Prepaid expenses and other current assets	98,602	89,456
Total current assets	1,484,557	1,496,819
Property, plant and equipment, net	861,898	879,687
Goodwill, net	5,042,675	5,054,926
Intangible assets, net	813,811	827,403
Other assets	143,692	144,995
Total assets	$8,346,633	$8,403,830

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,261,336	$1,219,619
Short-term borrowings and current portion of long-term debt	5,014	5,142
Total current liabilities	1,266,350	1,224,761
Long-term debt	3,077,171	3,078,089
Other liabilities	470,781	475,846
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both March 31, 2009 and December 31, 2008; 214,125 shares and 214,113 shares issued at March 31, 2009 and December 31, 2008, respectively	2,141	2,141
Additional paid-in capital	2,259,061	2,262,065
Retained earnings	2,710,170	2,561,679
Accumulated other comprehensive loss	(87,542)	(68,068)
Treasury stock, at cost; 28,790 shares and 23,739 shares at March 31, 2009 and December 31, 2008, respectively	(1,375,284)	(1,152,921)
Total Quest Diagnostics stockholders’ equity	3,508,546	3,604,896
Noncontrolling interests	23,785	20,238
Total stockholders’ equity	3,532,331	3,625,134
Total liabilities and stockholders’ equity	$8,346,633	$8,403,830

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$175,656	$146,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,860	65,259
Provision for doubtful accounts	81,428	86,022
Deferred income tax provision (benefit)	13,061	(2,585)
Stock-based compensation expense	14,091	21,234
Excess tax benefits from stock-based compensation arrangements	(1,062)	(603)
Other, net	(2,404)	(3,401)
Changes in operating assets and liabilities:
Accounts receivable	(136,106)	(151,793)
Accounts payable and accrued expenses	(1,596)	(48,472)
Integration, settlement and other special charges	(5,270)	(2,353)
Income taxes payable	63,900	69,027
Other assets and liabilities, net	6,205	(21,089)
Net cash provided by operating activities	272,763	157,907

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(1,429)	22,817
Capital expenditures	(39,610)	(46,923)
(Increase) decrease in investments and other assets	(326)	6,886
Net cash used in investing activities	(41,365)	(17,220)

Cash flows from financing activities:
Proceeds from borrowings	50,000	20,039
Repayments of debt	(50,597)	(135,506)
Decrease in book overdrafts	(17,415)	(4,688)
Purchases of treasury stock	(250,000)	-
Exercise of stock options	10,016	6,447
Excess tax benefits from stock-based compensation arrangements	1,062	603
Dividends paid	(19,041)	(19,408)
Distributions to noncontrolling interests	(5,007)	(5,746)
Financing costs paid	(141)	-
Net cash used in financing activities	(281,123)	(138,259)

Net change in cash and cash equivalents	(49,725)	2,428

Cash and cash equivalents, beginning of period	253,946	167,594

Cash and cash equivalents, end of period	$204,221	$170,022

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise indicated)
(unaudited)

1.      BASIS OF PRESENTATION

          Background

          Quest Diagnostics Incorporated and its subsidiaries (“Quest Diagnostics” or the “Company”) is the world’s leading provider of diagnostic testing, information and services, providing insights that enable patients, physicians and others to make decisions to improve health. Quest Diagnostics offers patients and physicians the broadest access to diagnostic laboratory services through the Company’s nationwide network of laboratories and patient service centers. The Company provides interpretive consultation through the largest medical and scientific staff in the industry, with approximately 900 M.D.s and Ph.D.s primarily located in the United States. Quest Diagnostics is the leading provider of clinical testing, including gene-based testing and other esoteric testing, anatomic pathology services and testing for drugs-of-abuse, and the leading provider of risk assessment services for the life insurance industry. The Company is also a leading provider of testing for clinical trials. The Company’s diagnostics products business manufactures and markets diagnostic test kits and specialized point-of-care testing. Quest Diagnostics empowers healthcare organizations and clinicians with state-of-the-art information technology solutions that can improve patient care and medical practice.

          Basis of Presentation

          The interim consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of financial condition and results of operations for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K.

          On January 1, 2009, the Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 160 “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). In accordance with the requirements of SFAS 160, the Company has provided a new presentation on the face of the consolidated financial statements to separately classify non-controlling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and non-controlling interests in the consolidated statements of operations, comprehensive income and changes in equity for all periods presented. The adoption of SFAS 160 did not impact earnings per share attributable to Quest Diagnostics’ common stockholders.

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

          Earnings Per Share

          Basic earnings per common share is calculated by dividing net income by the weighted average common shares outstanding. Diluted earnings per common share is calculated by dividing net income by the weighted average common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the dilutive effect of outstanding stock options, performance share units, restricted common shares and restricted stock units granted under the Company’s Amended and Restated Employee Long-Term Incentive Plan and its Amended and Restated Non-Employee Director Long-Term Incentive Plan.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

     The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008
Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$168,773	$140,694
Loss from discontinued operations	(1,671)	(1,087)
Net income available to Quest Diagnostics’ stockholders – basic and diluted	$167,102	$139,607

Weighted average common shares outstanding – basic	189,370	194,143

Effect of dilutive securities:
Stock options, restricted common shares, restricted stock units and performance share units	1,328	1,640
Weighted average common shares outstanding – diluted	190,698	195,783

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$0.89	$0.72
Loss from discontinued operations	(0.01)	-
Net income	$0.88	$0.72

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$0.89	$0.72
Loss from discontinued operations	(0.01)	(0.01)
Net income	$0.88	$0.71

     Stock options, restricted common shares, restricted stock units and performance share units of 5.1 million shares and 4.3 million shares for the three months ended March 31, 2009 and 2008, respectively, were not included due to their antidilutive effect.

     Fair Value Measurements

     SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Fair value measurements are based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs, and are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company has used the most advantageous market, which is the market that the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transactions costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement.

     On January 1, 2009, the Company adopted the provisions of SFAS 157 for applying fair value measurements to assets, liabilities and transactions on a non-recurring basis. Adoption of SFAS 157 for fair value

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

measurements on a non-recurring basis did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

		Basis of Fair Value Measurements
		Quoted Prices
		in Active
		Markets for	Significant
		Identical	Other	Significant
		Assets /	Observable	Unobservable
		Liabilities	Inputs	Inputs
	March 31,
	2009	Level 1	Level 2	Level 3
Assets:
Trading securities	$23,596	$23,596	$-	$-
Cash surrender value of life insurance policies	11,394	-	11,394	-
Foreign currency forward contracts	162	-	162	-
Available-for-sale securities	2	-	2	-
Total	$35,154	$23,596	$11,558	$-

Liabilities:
Deferred compensation liabilities	$37,572	$-	$37,572	$-
Interest rate swaps	5,381	-	5,381	-
Foreign currency forward contracts	1,684	-	1,684	-
Total	$44,637	$-	$44,637	$-

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

     The fair value measurements of foreign currency forward contracts are obtained from a third-party pricing service. The fair value measurements of the Company’s interest rate swaps are model-derived valuations as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present and future market conditions. The Company does not believe that the changes in the fair values of its foreign currency forward contracts and interest rate swaps will materially differ from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a material effect on its results of operations, liquidity and capital resources.

     The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. In accordance with the provisions of SFAS No. 107, “Disclosures About Fair Value of Financial Instruments” (“SFAS 107”), at March 31, 2009 and December 31, 2008, the fair value of the Company’s debt was estimated at approximately $3.0 billion and $2.9 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2009 and December 31, 2008, the carrying value exceeded the estimated fair value of the debt by $107 million and $155 million, respectively.

     New Accounting Standards

     On January 1, 2009, the Company adopted SFAS No. 141(R) “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) changes several underlying principles in applying the acquisition method of accounting (previously referred to as the purchase method). Among the significant changes, SFAS 141(R) requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. SFAS 141(R) also requires that costs for business restructuring and exit activities related to the acquired company will be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, SFAS 141(R) requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. Transaction costs for potential business combinations that had not closed by December 31, 2008 were written off on January 1, 2009 and were not material.

     The application of SFAS 141(R) is likely to have a significant impact on how the Company allocates the purchase price of prospective business combinations, including the recognition and measurement of assets acquired and liabilities assumed and the expensing of direct transaction costs and costs to integrate the acquired business.

     On January 1, 2009, the Company adopted SFAS 160 which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires entities to record the acquisition of non-controlling interests in subsidiaries initially at fair value. In

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

accordance with the requirements of SFAS 160, the Company has provided a new presentation on the face of the consolidated financial statements to separately classify non-controlling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and non-controlling interests in the consolidated statements of operations, comprehensive income and changes in equity for all periods presented. The adoption of SFAS 160 did not impact earnings per share attributable to Quest Diagnostics’ common stockholders. There were no changes in the Company’s ownership interests in subsidiaries or deconsolidation of subsidiaries for the three months ended March 31, 2009.

     On January 1, 2009, the Company adopted SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 extends the disclosure requirements of SFAS 107 to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 is effective for the Company’s interim and annual periods commencing with its June 30, 2009 consolidated financial statements and will be applied on a prospective basis. FSP FAS 107-1 and APB 28-1 is not expected to have a material impact on the Company’s consolidated financial statements.

2.    GOODWILL AND INTANGIBLE ASSETS

     The changes in goodwill, net for the three months ended March 31, 2009 and for the year ended December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008

Balance at beginning of period	$5,054,926	$5,220,104
Goodwill acquired during the year	992	9,260
Other purchase accounting adjustments	(323)	(120,105)
Decrease related to foreign currency translation	(12,920)	(54,333)
Balance at end of period	$5,042,675	$5,054,926

     Approximately 90% of the Company’s goodwill as of March 31, 2009 and December 31, 2008 was associated with its clinical testing business.

     For the year ended December 31, 2008, goodwill acquired during the year was associated with several immaterial acquisitions. Other purchase accounting adjustments were primarily due to changes in estimates regarding the realization of certain pre-acquisition net operating loss carryforwards, the reduction in certain acquired pre-acquisition tax loss contingencies, and a payment received from an escrow fund established at the time of the HemoCue acquisition.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

     Intangible assets at March 31, 2009 and December 31, 2008 consisted of the following:

	Weighted
	Average
	Amortization
	Period	March 31, 2009			December 31, 2008

			Accumulated			Accumulated
Amortizing intangible assets:		Cost	Amortization	Net	Cost	Amortization	Net
Customer-related intangibles	19 years	$584,947	$(106,489)	$478,458	$585,963	$(99,384)	$486,579
Non-compete agreements	5 years	54,528	(48,746)	5,782	54,382	(48,298)	6,084
Other	13 years	52,209	(14,307)	37,902	53,934	(13,258)	40,676
Total	19 years	691,684	(169,542)	522,142	694,279	(160,940)	533,339

Intangible assets not subject to amortization:
Tradenames		291,669	-	291,669	294,064	-	294,064

Total intangible assets		$983,353	$(169,542)	$813,811	$988,343	$(160,940)	$827,403

     Amortization expense related to intangible assets was $9.0 million and $9.3 million for the three months ended March 31, 2009 and 2008, respectively.

     The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2009 is as follows:

Fiscal Year Ending
December 31,

Remainder of 2009	$26,795
2010	35,194
2011	34,937
2012	33,722
2013	32,741
2014	32,381
Thereafter	326,372

Total	$522,142

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

3.    FINANCIAL INSTRUMENTS

     The Company uses derivative financial instruments to manage its exposure to market risks for changes in interest rates and foreign currency. This includes the use of interest rate swap agreements and foreign currency forward contracts to manage its exposure to movements in interest and currency rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These policies prohibit holding or issuing derivative financial instruments for speculative or trading purposes. The Company does not enter into derivative financial instruments that contain credit-risk-related contingent features or requirements to post collateral.

      Interest Rate Risk

     The Company is exposed to interest rate risk on its cash and cash equivalents and its debt obligations. Interest income earned on cash and cash equivalents may fluctuate as interest rates change, however, due to their relatively short maturities, the Company does not hedge these assets and the impact of interest rate risk is not material. The Company’s debt obligations consist of fixed-rate and variable-rate debt instruments. The Company’s objective is to mitigate the variability in cash outflows that result from changes in interest rates by maintaining a balanced mix of fixed-rate and variable-rate debt obligations. In order to achieve these objectives, the Company has entered into interest rate swaps on a portion of one of its variable-rate debt obligations to make that portion a fixed-rate debt instrument. As of March 31, 2009, the interest rate swaps allowed the Company to receive variable rates of interest based on three-month LIBOR plus an agreed upon spread of 50 basis points and pay fixed rates of interest ranging from 5.13% to 5.27% on notional amounts aggregating $200 million. As of March 31, 2009, the three-month LIBOR rate on these financial instruments was 1.18% . These interest rate swaps are accounted for as cash flow hedges and the Company records the derivatives as either an asset or liability measured at its fair value. The effective portion of changes in the fair value of the derivatives is recorded in “accumulated other comprehensive loss.” If it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any deferred gains or losses are recorded in the consolidated statement of operations. The total loss, net of tax benefit, recognized in accumulated other comprehensive loss on the interest rate swaps as of March 31, 2009 and December 31, 2008 was $3.2 million and $3.6 million, respectively. There was no gain or loss recognized on the swap agreements for the three months ended March 31, 2009 and 2008 as a result of ineffectiveness. The periodic net cash settlements under the interest rate swaps are recorded in interest expense, net.

     Foreign Currency Risk

     The Company is exposed to market risk for changes in foreign exchange rates primarily under certain inter-company receivables and payables. Foreign exchange forward contracts are used to mitigate the exposure of the eventual net cash inflows or outflows resulting from these intercompany transactions. The objective is to hedge a portion of the forecasted foreign currency risk over a rolling 12-month time horizon to mitigate the eventual impacts of changes in foreign exchange rates on the cash flows of the intercompany transactions. As of March 31, 2009, the total notional amount of foreign currency forward contracts in U.S. dollars was $26.9 million and principally consist of contracts in Swedish krona and British pounds. Notional amounts represent the face amount of contractual arrangements and the basis on which currencies are exchanged and are not a measure of market or credit risk exposure. The Company does not designate these derivative instruments as hedges under current accounting standards unless the benefits of doing so are material. The Company’s foreign exchange exposure is not material to the Company’s consolidated financial condition or results of operations. The Company does not hedge its net investment in non-U.S. subsidiaries because it views those investments as long-term in nature.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

     A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below (in thousands):

	March 31, 2009		December 31, 2008

	Balance Sheet		Balance Sheet
	Classification	Fair Value	Classification	Fair Value

Derivatives Designated as Hedging
Instruments
Liability Derivatives:
	Other current		Other current
Interest rate swaps	liabilities	$5,381	liabilities	$5,888
Total		5,381		5,888

Derivatives Not Designated as Hedging
Instruments
Asset Derivatives:
	Other current		Other current
Foreign currency forward contracts	assets	162	assets	2,617
Total		162		2,617

Liability Derivatives:
	Other current		Other current
Foreign currency forward contracts	liabilities	1,684	liabilities	4,142
Total		1,684		4,142

Total Net Derivatives Liability		$6,903		$7,413

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

4.    STOCKHOLDERS’ EQUITY

     Changes in stockholders’ equity for the three months ended March 31, 2009 were as follows:

	Quest Diagnostics Stockholders’ Equity
	Shares of				Accumulated
	Common				Other
	Stock		Additional		Compre-	Treasury	Compre-	Noncontroll-	Total
	Outstand-	Common	Paid-In	Retained	hensive	Stock,	hensive	ing	Stockholders’
	ing	Stock	Capital	Earnings	Loss	at Cost	Income	Interests	Equity
Balance,
December 31, 2008	190,374	$2,141	$2,262,065	$2,561,679	$(68,068)	$(1,152,921)		$20,238	$3,625,134
Net income				167,102			$167,102	8,554	175,656
Currency translation					(20,094)		(20,094)		(20,094)
Reversal of market
valuation, net of tax
expense of $190					290		290		290
Deferred loss, less
reclassifications					330		330		330
Comprehensive income							$147,628
Dividends declared				(18,611)					(18,611)
Distributions to
noncontrolling
interests								(5,007)	(5,007)
Issuance of common
stock under benefit
plans	373		25			4,425			4,450
Stock-based
compensation
expense			2,739			11,352			14,091
Exercise of stock
options	327		(5,840)			15,856			10,016
Shares to cover
employee payroll tax
withholdings on stock
issued under benefit
plans	(119)		(1,298)			(3,996)			(5,294)
Tax benefits associated
with stock-based
compensation plans			1,370						1,370
Purchases of treasury
stock	(5,620)					(250,000)			(250,000)
Balance,
March 31, 2009	185,335	$2,141	$2,259,061	$2,710,170	$(87,542)	$(1,375,284)		$23,785	$3,532,331

     The market valuation adjustment represents the reversal of prior period unrealized holding losses for investments, net of taxes where the decline in fair value was deemed to be other than temporary and the resulting loss was recognized in the consolidated statement of operations. The deferred loss primarily represents deferred losses on the Company’s interest rate swap agreements, net of amounts reclassified to interest expense. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

     Dividend Program

     During each of the quarters of 2009 and 2008, the Company’s Board of Directors has declared a quarterly cash dividend of $0.10 per common share.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

     For the three months ended March 31, 2009, the Company repurchased approximately 5.6 million shares of its common stock at an average price of $44.48 per share for $250 million, including 4.5 million shares repurchased from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $44.33 per share for $200 million. For the three months ended March 31, 2009, the Company reissued 0.6 million shares for employee benefit plans. At March 31, 2009, $250 million of share repurchase authorization remained available.

     Changes in stockholders’ equity for the three months ended March 31, 2008 were as follows:

	Quest Diagnostics Stockholders’ Equity
	Shares of				Accumulated
	Common				Other
	Stock		Additional		Compre-	Treasury	Compre-	Noncontroll-	Total
	Outstand-	Common	Paid-In	Retained	hensive	Stock,	hensive	ing	Stockholders’
	ing	Stock	Capital	Earnings	Income (Loss)	at Cost	Income	Interests	Equity
Balance,
December 31, 2007	194,040	$2,137	$2,210,825	$2,057,744	$25,279	$(971,743)		$21,463	$3,345,705
Net income				139,607			$139,607	7,054	146,661
Currency translation					34,120		34,120		34,120
Market valuation, net of
tax benefit of $1,897					(2,893)		(2,893)		(2,893)
Deferred loss, less
reclassifications					(4,868)		(4,868)		(4,868)
Comprehensive income							$165,966
Dividends declared				(19,443)					(19,443)
Distributions to
noncontrolling
interests								(5,746)	(5,746)
Issuance of common
stock under benefit
plans	581	4	48			4,298			4,350
Stock-based
compensation
expense			16,173			5,061			21,234
Exercise of stock
options	212		(4,028)			10,475			6,447
Shares to cover
employee payroll tax
withholdings on stock
issued under benefit
plans	(40)		(234)			(1,614)			(1,848)
Tax benefits associated
with stock-based
compensation plans			744						744
Other			335						335
Balance,
March 31, 2008	194,793	$2,141	$2,223,863	$2,177,908	$51,638	$(953,523)		$22,771	$3,524,798

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

5.    SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended
	March 31,
	2009	2008

Depreciation expense	$55,855	$55,995

Interest expense	(39,844)	(49,645)
Interest income	436	2,028
Interest expense, net	(39,408)	(47,617)

Interest paid	47,137	58,929
Income taxes paid	31,347	24,842

6.    COMMITMENTS AND CONTINGENCIES

     The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “letter of credit line”). The letter of credit line, which is renewed annually, matures on November 19, 2009 and is guaranteed by certain of the Company’s domestic, wholly-owned subsidiaries (the “Subsidiary Guarantors”).

     In support of its risk management program, to ensure the Company’s performance or payment to third parties, $75 million in letters of credit were outstanding at March 31, 2009. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments. In addition, $5.1 million of bank guarantees were outstanding at March 31, 2009 in support of certain foreign operations.

     Contingent Lease Obligations

     The Company is subject to contingent obligations under certain leases and other instruments incurred in connection with real estate activities and other operations associated with LabOne, Inc., which the Company acquired in 2005, and certain of its predecessor companies. No liability has been recorded for any of these potential contingent obligations. See Note 14 to the Consolidated Financial Statements contained in the Company’s 2008 Annual Report on Form 10-K for further details.

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

     During 2008, the Company continued discussions with the United States Attorney’s Office to resolve the investigation. During the third quarter of 2008, the Company and the United States Attorney’s Office reached an agreement in principle to resolve these claims. As a result of the agreement in principle in 2008, the Company recorded charges of $75 million in discontinued operations to increase its reserve for the settlement and related matters. As of March 31, 2009, the total reserve was $319 million. The Company has recorded deferred tax benefits of $59 million on the reserve, reflecting the Company’s current estimate of the portion of the reserve expected to be deductible for tax purposes.

     On April 15, 2009, the Company finalized the resolution of this matter and entered into a settlement agreement with the federal government. Pursuant to the settlement agreement, in the second quarter of 2009, the Company paid $268 million to settle the civil allegations. As part of the settlement agreement, the Company was released from all federal civil claims underlying the investigation and the United States Department of Health and Human Services agreed to refrain from seeking the Company’s exclusion from Medicare, Medicaid or other federal healthcare programs. The Company also entered into a five-year corporate integrity agreement with the Office of Inspector General for the United States Department of Health and Human Services. In addition, NID pled guilty to a single count of felony misbranding and paid a $40 million fine. These second quarter payments totaling $308 million, which had been previously reserved, were funded out of cash on-hand and available credit facilities. The Company also expects to enter into separate settlement agreements with certain states totaling approximately $6 million which are fully reserved for.

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

     In 2006 and 2008, the Company and several of its subsidiaries received subpoenas from the California Attorney General’s Office seeking documents relating to the Company's billings to MediCal, the California Medicaid program. The Company cooperated with the government’s requests. Subsequently, the State of California intervened as plaintiff in a civil lawsuit, California ex rel. Hunter Laboratories, LLC v. Quest Diagnostics Incorporated., et al., filed in California Superior Court against a number of clinical laboratories,

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

including the Company and several of its subsidiaries. The complaint alleges overcharging of MediCal for testing services. The complaint was originally filed by a competitor laboratory in California under the whistleblower provisions of the California False Claims Act. The complaint was unsealed on March 20, 2009.

     The Company understands that there may be other pending qui tam claims brought by former employees or other “whistle blowers” as to which the Company cannot determine the extent of any potential liability. The Company also is aware of certain pending individual or class action lawsuits related to billing practices filed under the qui tam provisions of the Civil False Claims Act and/or other federal and state statutes, regulations or other laws.

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

     Management has established reserves in accordance with generally accepted accounting principles for the other matters discussed above. Such reserves totaled less than $5 million as of March 31, 2009. Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid. However, there may be pending qui tam claims brought by former employees or other “whistle blowers,” or other pending claims as to which the Company has not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

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

     During the third quarter of 2007, the government and the Company began settlement discussions with respect to the government’s investigation involving NID and the Company. Based on the status of settlement discussions, during 2007 the Company established a reserve, in accordance with generally accepted accounting principles, reflected in discontinued operations, of $241 million in connection with these claims.

     During the third quarter of 2008, the Company and NID reached an agreement in principle with the United States Attorney’s Office to settle the federal government investigation involving NID and the Company regarding NID test kits and tests performed using those test kits. As a result of the agreement in principle in 2008, the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Company recorded charges of $75 million in discontinued operations to increase its reserve for the settlement and related matters. As of March 31, 2009, the total reserve was $319 million. The Company has recorded deferred tax benefits of $59 million on the reserve, reflecting the Company’s current estimate of the portion of the reserve expected to be deductible for tax purposes.

     On April 15, 2009, the Company finalized the resolution of the federal government investigation related to NID and entered into a final settlement agreement with the federal government. In the second quarter of 2009, the Company paid $268 million to settle the civil allegations. In addition, NID pled guilty to a single count of felony misbranding and paid a $40 million fine. These second quarter payments totaling $308 million, which had been previously reserved, were funded out of cash on-hand and available credit facilities. The Company also expects to enter into separate settlement agreements with certain states totaling approximately $6 million which are fully reserved for. See Note 6 for further details.

     Summarized financial information for the discontinued operations of NID is set forth below:

	Three Months Ended
	March 31,
	2009	2008

Net revenues	$-	$-

Loss from discontinued operations before income
taxes	(2,820)	(1,593)
Income tax benefit	1,149	506
Loss from discontinued operations, net of taxes	$(1,671)	$(1,087)

     The settlement reserve is included in “accounts payable and accrued expenses” in the consolidated balance sheet at March 31, 2009 and December 31, 2008. The deferred tax asset recorded in connection with establishing the reserve is included in “deferred income taxes” in the consolidated balance sheet at March 31, 2009 and December 31, 2008. The remaining balance sheet information related to NID was not material at March 31, 2009 and December 31, 2008.

8.    BUSINESS SEGMENT INFORMATION

     Clinical testing is an essential element in the delivery of healthcare services. Physicians use clinical tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical testing is generally categorized as clinical laboratory testing and anatomic pathology services. Clinical laboratory testing is performed on blood and body fluids, such as urine. Anatomic pathology services are performed on tissues, such as biopsies, and other samples, such as human cells. Customers of the clinical testing business include patients, physicians, hospitals, employers, governmental institutions and other commercial clinical laboratories. The clinical testing business accounted for greater than 90% of net revenues from continuing operations in 2009 and 2008.

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

     On April 19, 2006, the Company decided to discontinue NID’s operations and results of operations for NID have been classified as discontinued operations for all years presented (see Note 7).

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

     At March 31, 2009, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

     The following table is a summary of segment information for the three months ended March 31, 2009 and 2008. Segment asset information is not presented since it is not reported to or used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, including amortization of intangible assets, are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statements contained in the Company’s 2008 Annual Report on Form 10-K and Note 1 to the interim consolidated financial statements.

	Three Months Ended
	March 31,
	2009	2008
Net revenues:
Clinical laboratory testing business	$1,663,633	$1,628,103
All other operating segments	144,373	156,534
Total net revenues	$1,808,006	$1,784,637

Operating earnings (loss):
Clinical laboratory testing business	$343,411	$305,965
All other operating segments	12,863	8,642
General corporate expenses	(35,211)	(34,346)
Total operating income	321,063	280,261
Non-operating expenses, net	(33,547)	(40,655)
Income from continuing operations
before income taxes	287,516	239,606
Income tax expense	110,189	91,858
Income from continuing operations	177,327	147,748
Loss from discontinued operations,
net of taxes	(1,671)	(1,087)
Net income	175,656	146,661
Less: Net income attributable to
noncontrolling interests	8,554	7,054
Net income attributable to Quest
Diagnostics	$167,102	$139,607

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

9.    SUBSEQUENT EVENTS

     On April 15, 2009, the Company finalized the resolution of the federal government investigation related to NID and entered into a final settlement agreement with the federal government. Pursuant to the settlement agreement, in the second quarter of 2009, the Company paid $268 million to settle the civil allegations. As part of the settlement agreement, the Company was released from all federal civil claims underlying the investigation and the United States Department of Health and Human Services agreed to refrain from seeking the Company’s exclusion from Medicare, Medicaid or other federal healthcare programs. The Company also entered into a five-year corporate integrity agreement with the Office of Inspector General for the United States Department of Health and Human Services. In addition, NID pled guilty to a single count of felony misbranding and paid a $40 million fine. These second quarter payments totaling $308 million, which had been previously reserved, were funded out of cash on-hand and available credit facilities. The Company also expects to enter into separate settlement agreements with certain states totaling approximately $6 million which are fully reserved for.

      In April 2009, the Company reached an agreement regarding an insurance claim for storm related losses resulting in a $15.5 million gain which will be recognized in the second quarter of 2009.

10.    SUMMARIZED FINANCIAL INFORMATION

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2009

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$210,052	$1,495,917	$171,559	$(69,522)	$1,808,006

Operating costs and expenses:
Cost of services	126,963	868,087	58,439	-	1,053,489
Selling, general and administrative	32,672	306,970	91,977	(7,318)	424,301
Amortization of intangible assets	26	7,848	1,131	-	9,005
Royalty (income) expense	(96,340)	96,340	-	-	-
Other operating (income) expense, net	(979)	211	916	-	148
Total operating costs and expenses	62,342	1,279,456	152,463	(7,318)	1,486,943
Operating income	147,710	216,461	19,096	(62,204)	321,063
Non-operating (expense) income, net	(41,806)	(56,464)	2,519	62,204	(33,547)
Income from continuing operations before taxes	105,904	159,997	21,615	-	287,516
Income tax expense	41,290	63,794	5,105	-	110,189
Income from continuing operations	64,614	96,203	16,510	-	177,327
Loss from discontinued operations, net of taxes	-	(1,671)	-	-	(1,671)
Equity earnings from subsidiaries	102,488	-	-	(102,488)	-
Net income	167,102	94,532	16,510	(102,488)	175,656
Less: Net income attributable to noncontrolling
interests	-	-	8,554	-	8,554
Net income attributable to Quest Diagnostics	$167,102	$94,532	$7,956	$(102,488)	$167,102

Condensed Consolidating Statement of Operations Three Months Ended March 31, 2008

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net revenues	$197,419	$1,480,599	$170,156	$(63,537)	$1,784,637

Operating costs and expenses:
Cost of services	119,802	876,263	62,562	-	1,058,627
Selling, general and administrative	42,242	312,774	85,951	(5,889)	435,078
Amortization of intangible assets	55	7,918	1,291	-	9,264
Royalty (income) expense	(104,640)	104,640	-	-	-
Other operating (income) expense, net	-	(101)	1,508	-	1,407
Total operating costs and expenses	57,459	1,301,494	151,312	(5,889)	1,504,376
Operating income	139,960	179,105	18,844	(57,648)	280,261
Non-operating (expense) income, net	(47,834)	(53,592)	3,123	57,648	(40,655)
Income from continuing operations before taxes	92,126	125,513	21,967	-	239,606
Income tax expense	35,136	50,390	6,332	-	91,858
Income from continuing operations	56,990	75,123	15,635	-	147,748
Loss from discontinued operations, net of taxes	-	(735)	(352)	-	(1,087)
Equity earnings from subsidiaries	82,617	-	-	(82,617)	-
Net income	139,607	74,388	15,283	(82,617)	146,661
Less: Net income attributable to noncontrolling
interests	-	-	7,054	-	7,054
Net income attributable to Quest Diagnostics	$139,607	$74,388	$8,229	$(82,617)	$139,607

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Balance Sheet
March 31, 2009

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$150,812	$11,504	$41,905	$-	$204,221
Accounts receivable, net	6,296	159,751	722,206	-	888,253
Other current assets	60,270	239,345	98,711	(6,243)	392,083
Total current assets	217,378	410,600	862,822	(6,243)	1,484,557
Property, plant and equipment, net	204,669	623,835	33,394	-	861,898
Goodwill and intangible assets, net	153,191	5,296,363	406,932	-	5,856,486
Intercompany receivable (payable)	552,189	(129,041)	(423,148)	-	-
Investment in subsidiaries	5,405,000	-	-	(5,405,000)	-
Other assets	152,349	20,168	46,263	(75,088)	143,692
Total assets	$6,684,776	$6,221,925	$926,263	$(5,486,331)	$8,346,633

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$624,143	$601,778	$41,658	$(6,243)	$1,261,336
Short-term borrowings and current portion
of long-term debt	-	2,957	2,057	-	5,014
Total current liabilities	624,143	604,735	43,715	(6,243)	1,266,350
Long-term debt	2,492,802	245,163	339,206	-	3,077,171
Other liabilities	59,285	440,610	45,974	(75,088)	470,781
Stockholders’ equity:
Quest Diagnostics stockholders’ equity	3,508,546	4,931,417	473,583	(5,405,000)	3,508,546
Noncontrolling interests	-	-	23,785	-	23,785
Total stockholders’ equity	3,508,546	4,931,417	497,368	(5,405,000)	3,532,331
Total liabilities and stockholders’ equity	$6,684,776	$6,221,925	$926,263	$(5,486,331)	$8,346,633

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2008

			Non-
		Subsidiary	Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$218,565	$6,715	$28,666	$-	$253,946
Accounts receivable, net	4,426	134,005	694,442	-	832,873
Other current assets	52,407	262,952	98,631	(3,990)	410,000
Total current assets	275,398	403,672	821,739	(3,990)	1,496,819
Property, plant and equipment, net	211,847	631,921	35,919	-	879,687
Goodwill and intangible assets, net	153,213	5,303,312	425,804	-	5,882,329
Intercompany receivable (payable)	576,236	(184,426)	(391,810)	-	-
Investment in subsidiaries	5,323,173	-	-	(5,323,173)	-
Other assets	179,222	33,301	39,951	(107,479)	144,995
Total assets	$6,719,089	$6,187,780	$931,603	$(5,434,642)	$8,403,830

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$552,094	$628,958	$42,557	$(3,990)	$1,219,619
Short-term borrowings and current portion
of long-term debt	-	2,886	2,256	-	5,142
Total current liabilities	552,094	631,844	44,813	(3,990)	1,224,761
Long-term debt	2,498,342	245,472	334,275	-	3,078,089
Other liabilities	63,757	473,579	45,989	(107,479)	475,846
Stockholders’ equity:
Quest Diagnostics stockholders’ equity	3,604,896	4,836,885	486,288	(5,323,173)	3,604,896
Noncontrolling interests	-	-	20,238	-	20,238
Total stockholders’ equity	3,604,896	4,836,885	506,526	(5,323,173)	3,625,134
Total liabilities and stockholders’ equity	$6,719,089	$6,187,780	$931,603	$(5,434,642)	$8,403,830

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2009

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$167,102	$94,532	$16,510	$(102,488)	$175,656
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	14,226	47,237	3,397	-	64,860
Provision for doubtful accounts	1,430	16,715	63,283	-	81,428
Other, net	(58,962)	(13,545)	(6,295)	102,488	23,686
Changes in operating assets and liabilities	98,711	(92,541)	(79,037)	-	(72,867)
Net cash provided by (used in) operating activities	222,507	52,398	(2,142)	-	272,763
Net cash used in investing activities	(14,705)	(30,290)	(564)	4,194	(41,365)
Net cash (used in) provided by financing activities	(275,555)	(17,319)	15,945	(4,194)	(281,123)
Net change in cash and cash equivalents	(67,753)	4,789	13,239	-	(49,725)
Cash and cash equivalents, beginning of period	218,565	6,715	28,666	-	253,946
Cash and cash equivalents, end of period	$150,812	$11,504	$41,905	$-	$204,221

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2008

		Subsidiary	Non-Guarantor
	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$139,607	$74,388	$15,283	$(82,617)	$146,661
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	12,285	48,558	4,416	-	65,259
Provision for doubtful accounts	2,721	29,047	54,254	-	86,022
Other, net	(63,151)	2,755	(7,576)	82,617	14,645
Changes in operating assets and liabilities	28,395	(95,436)	(87,639)	-	(154,680)
Net cash provided by (used in) operating activities	119,857	59,312	(21,262)	-	157,907
Net cash (used in) provided by investing activities	(111,530)	(20,649)	21,141	93,818	(17,220)
Net cash (used in) provided by financing activities	(17,047)	(40,057)	12,663	(93,818)	(138,259)
Net change in cash and cash equivalents	(8,720)	(1,394)	12,542	-	2,428
Cash and cash equivalents, beginning of period	111,610	14,847	41,137	-	167,594
Cash and cash equivalents, end of period	$102,890	$13,453	$53,679	$-	$170,022

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

     While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward, with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2008.

     Results of Operations

     Our clinical testing business currently represents our one reportable business segment. The clinical testing business accounted for more than 90% of net revenues from continuing operations in both 2009 and 2008. Our other operating segments consist of our risk assessment services business, our clinical trials testing business, our healthcare information technology business, MedPlus, and our diagnostic products business. Our business segment information is disclosed in Note 8 to the interim consolidated financial statements.

     Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008

     Continuing Operations

     Income from continuing operations for the three months ended March 31, 2009 was $169 million, or $0.89 per diluted share, compared to $141 million, or $0.72 per diluted share, in 2008. The increase in income from continuing operations was principally driven by improved operating performance and to a lesser degree by lower interest expense.

     Net Revenues

     Net revenues for the three months ended March 31, 2009 grew by 1.3% over the prior year level to $1.8 billion.

     For the first quarter of 2009, revenues for our clinical testing business, which accounts for over 90% of our net revenues, grew 2.2% above the prior year level. Pre-employment drug testing, which is part of the clinical testing business, reduced revenues by about 0.8% . Clinical testing volume, measured by the number of requisitions, decreased 1.9% for the quarter ended March 31, 2009. Pre-employment drug testing, which accounted for approximately 5% of our total clinical testing volume in 2009, declined approximately 25% and reduced consolidated volume by approximately 1.7% . The volume decrease in pre-employment drug testing is principally due to reduced hiring by employers served by this business. In addition, our decision to exit certain laboratory management agreements that did not meet our profitability thresholds reduced volume by approximately 0.9% . Lastly, the first quarter of 2009 had fewer business days than the prior year which we estimate reduced volume by approximately 0.8% . After giving consideration to these factors, underlying volume grew about 1.5% for the quarter ended March 31, 2009, which is consistent with the rate of volume growth we experienced as we exited 2008. Revenue per requisition increased 4.1% for the three months ended March 31, 2009, with the increase primarily driven by a positive test mix and a benefit of about 0.5% from the Medicare laboratory fee increase which went into effect January 1, 2009.

     Our businesses other than clinical laboratory testing accounted for approximately 8% and 9% of our net revenues for the three months ended March 31, 2009 and 2008, respectively. These businesses include our risk assessment services business, our clinical trials testing business, our healthcare information technology business, MedPlus, and our diagnostic products business. These businesses contain most of our international operations and, in the aggregate, reported revenues for the quarter ended March 31, 2009 were approximately 8% below the prior year, with the entire decrease due to the impact of foreign exchange rates which reduced our consolidated revenue growth by approximately 0.8% .

     Operating Costs and Expenses

     Total operating costs and expenses for the three months ended March 31, 2009 decreased $17.4 million from the prior year period. These decreases were primarily due to lower testing volume in our clinical testing business, actions we have taken to improve our operating efficiency and reduce the size of our workforce, and discrete cost containment actions taken in the first quarter of 2009, partially offset by costs associated with annual compensation adjustments.

     Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 58.3% of net revenues for the three months ended March 31, 2009, decreasing from 59.3% of net revenues in the prior year period. The improvement over the prior year reflects actions taken to reduce our cost structure and higher revenue per requisition.

     Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense, and general management and administrative support, were 23.5% of net revenues for the three months ended March 31, 2009, compared to 24.4% in the prior year period. This improvement was primarily due to actions taken to reduce our cost structure, higher revenue per requisition and improvement in bad debt.

     For the three months ended March 31, 2009, bad debt expense was 4.5% of net revenues, compared to 4.8% in the prior year period. Continued progress in our billing and collection processes has resulted in improvements in bad debt, days sales outstanding and the cost of our billing operation. With our disciplined approach, we expect to see continued strong performance in our billing and collection metrics, despite a slowing economy.

     Operating Income

     Operating income for the three months ended March 31, 2009 was $321 million, or 17.8% of net revenues, compared to $280 million, or 15.7% of net revenues, in the prior year period. The improvement in operating income, as a percentage of net revenues, was primarily due to a more profitable revenue mix, resulting in higher revenue per requisition and progress we are making with our cost reduction program, as well as discrete cost containment actions we took during the quarter. In addition, the operating income percentage for the three months ended March 31, 2009, reflects the impact of the various items which served to reduce cost of services and selling, general and administrative expenses as a percentage of revenues.

     Other Income (Expense)

     Interest expense, net for the three months ended March 31, 2009 decreased $8 million over the prior year period. The decrease was primarily due to lower interest rates on our variable-interest rate debt, as well as lower average outstanding debt balances in the first quarter of 2009, compared to the prior year period.

     Discontinued Operations

     Loss from discontinued operations, net of taxes, for the three months ended March 31, 2009 was $1.7 million, or $0.01 per diluted share, compared to $1.1 million, or $0.01 per diluted share in 2008. On April 15, 2009, the Company finalized the resolution of the previously disclosed federal government investigation related to NID, a test kit subsidiary voluntarily closed in 2006, and entered into a settlement agreement with the federal government. In the second quarter of 2009, payments totaling $308 million, which had been previously reserved, were funded out of cash on-hand and available credit facilities. See Note 6 and Note 7 to the interim consolidated financial statements for further details.

     Quantitative and Qualitative Disclosures About Market Risk

     We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that may include the use of derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. We believe that our exposures to foreign exchange impacts and changes in commodities prices are not material to our consolidated financial condition or results of operations. See Note 3 to the interim consolidated financial statements for additional discussion of our financial instruments and hedging activities.

     At March 31, 2009 and December 31, 2008, the fair value of our debt was estimated at approximately $3.0 billion and $2.9 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2009 and December 31, 2008, the carrying value exceeded the estimated fair value of the debt by $107 million and $155 million, respectively. A hypothetical 10% increase in interest rates on our total debt portfolio (representing approximately 58 and 53 basis points at March 31, 2009 and December 31, 2008, respectively) would potentially reduce the estimated fair value of our debt by approximately $71 million and $75 million at March 31, 2009 and December 31, 2008, respectively.

     Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility and our term loan due May 2012 are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest rates on our senior unsecured revolving credit facility and term loan due May 2012 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of March 31, 2009, the borrowing rates under these credit facilities were: for our secured receivables credit facility, 1.58%; for our senior unsecured credit facility, LIBOR plus 0.40%; and for our term loan due May 2012, LIBOR plus 0.50% . At March 31, 2009, the weighted average LIBOR rate was 0.53% . At March 31, 2009, there was $1.1 billion outstanding under our term loan due May 2012, and no borrowings outstanding under our $500 million secured receivables credit facility and our $750 million senior unsecured revolving credit facility.

     We have entered into various variable-to-fixed interest rate swap agreements, whereby we fixed the interest rates on a portion of our term loan due May 2012 for periods ranging through October 2009. As of March 31, 2009, variable-to-fixed interest rate swap agreements on $200 million of the term loan due May 2012 remain in place through October 2009 with fixed interest rates ranging from 5.13% to 5.27% . Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing approximately 7 basis points) would impact annual net interest expense by approximately $1 million, assuming no changes to the debt outstanding at March 31, 2009.

     The fair value of the interest rate swap agreements at March 31, 2009 was a liability of $5.4 million. A hypothetical 10% decrease in interest rates (representing approximately 11 basis points) would potentially increase the fair value of the liability of these instruments by approximately $0.2 million at March 31, 2009. A hypothetical 10% increase in interest rates would potentially decrease the fair value of the liability of these instruments by approximately $0.2 million at March 31, 2009. For details regarding our outstanding debt, see Note 9 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. For details regarding our financial instruments, see Note 3 to the interim consolidated financial statements.

     Risk Associated with Investment Portfolio

     Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying values of our available-for-sale equity securities and privately held securities were $15 million at March 31, 2009.

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

     Liquidity and Capital Resources

     Cash and Cash Equivalents

     Cash and cash equivalents at March 31, 2009 totaled $204 million compared to $254 million at December 31, 2008. Cash and cash equivalents consist of highly liquid short-term investments, including time deposits with highly-rated banks, and various insured money market funds, including those that invest in U.S. Treasury securities. Cash flows from operating activities in 2009 of $273 million, together with cash on-hand, were used to fund investing and financing activities of $41 million and $281 million, respectively. Cash and cash equivalents at March 31, 2008 totaled $170 million, compared to $168 million at December 31, 2007. Cash flows from operating activities in 2008 were $158 million, which were used to fund investing and financing activities of $17 million and $138 million, respectively.

     Cash Flows from Operating Activities

     Net cash provided by operating activities for the three months ended March 31, 2009 was $273 million compared to $158 million in the prior year period. This increase was primarily due to higher earnings in the current year, improvements in billing and collections and the timing and amount of accrued compensation and vendor payments. Days sales outstanding, a measure of billing and collection efficiency, were 43 days at March 31, 2009 compared to 48 days at March 31, 2008 and 44 days at December 31, 2008.

     Cash Flows from Investing Activities

     Net cash used in investing activities for the three months ended March 31, 2009 was $41 million, consisting principally of capital expenditures of $40 million.

     Net cash used in investing activities for the three months ended March 31, 2008 was $17 million, consisting principally of capital expenditures of $47 million, partially offset by $23 million related to the receipt of a payment from an escrow fund established at the time of the acquisition of HemoCue, and proceeds from the sale of an investment in the first quarter of 2008.

     Cash Flows from Financing Activities

     Net cash used in financing activities for the three months ended March 31, 2009 was $281 million, consisting primarily of purchases of treasury stock totaling $250 million, dividend payments of $19 million and a decrease in book overdrafts of $17 million. The $250 million of treasury stock purchases represents 5.6 million shares of our common stock purchased at an average price of $44.48 per share. Cash flows from financing activities also included $11 million in proceeds from the exercise of stock options, including related tax benefits. In addition, $50 million of borrowings under our secured receivables credit facility which were used to fund certain of the share repurchases, were repaid in the quarter.

     Net cash used in financing activities for the three months ended March 31, 2008 was $138 million, consisting primarily of net reductions of debt of $115 million, which included the repayment of $120 million on our secured receivables credit facility and $15 million on our term loan, which matured on December 31, 2008, offset partially by borrowings of $20 million on our secured receivables credit facility. In addition cash flows from financing activities included dividend payments of $19 million.

     Dividend Program

     During each of the quarters of 2008, our Board of Directors declared a quarterly cash dividend of $0.10 per common share. On February 11, 2009, our Board of Directors declared a quarterly cash dividend per common share of $0.10, paid on April 20, 2009. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

     Share Repurchase Plan

     In January 2009, our Board of Directors authorized $500 million of additional share repurchases. The share repurchase authorization has no set expiration or termination date. For the quarter ended March 31, 2009, we repurchased 5.6 million shares of our common stock at an average price of $44.48 per share for $250 million, including 4.5 million shares repurchased from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $44.33 per share for $200 million. For the three months ended March 31, 2009, the Company reissued 0.6 million shares for employee benefit plans. Since its inception in May 2003, we have repurchased approximately 55 million shares of our common stock at an average price of $45.33 for $2.5 billion under our share repurchase program. At March 31, 2009, $250 million of share repurchase authorization remained available.

     Contractual Obligations and Commitments

     The following table summarizes certain of our contractual obligations as of March 31, 2009:

		Payments due by period
	(in thousands)
		Remainder
Contractual Obligations	Total	of 2009	1-3 years	3 –5 years	After 5 years

Long-term debt	$3,065,247	$1,800	$1,206,513	$560,000	$1,296,934
Capital lease obligations	16,938	2,354	3,160	2,055	9,369
Interest payments on outstanding debt	1,361,195	107,456	250,911	166,668	836,160
Operating leases	706,285	141,066	270,387	129,488	165,344
Purchase obligations	97,153	43,089	47,183	6,412	469
Total contractual obligations	$5,246,818	$295,765	$1,778,154	$864,623	$2,308,276

     Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of March 31, 2009 applied to the March 31, 2009 balances, which are assumed to remain outstanding through their maturity dates.

     A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 9 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase products or services at December 31, 2008 is contained in Note 14 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.

     In April 2009, we borrowed $310 million under our secured receivables credit facility primarily to fund the second quarter 2009 payments totaling $308 million in connection with the settlement of the federal government investigation related to NID, a test kit subsidiary voluntarily closed in 2006. See Note 6 and Note 7 to the interim consolidated financial statements for further details. The borrowings and related interest under the secured receivables credit facility are excluded from the table above. Using interest rates as of March 31, 2009, annual interest payments associated with the amounts borrowed under the secured receivables credit facility would approximate $5 million.

     As of March 31, 2009, our total liabilities for unrecognized tax benefits were approximately $43 million, which were excluded from the table above. We believe it is reasonably possible that this amount may increase by approximately $46 million within the next twelve months, primarily due to certain unrecognized tax benefits of $54 million associated with the NID settlement, partially offset by approximately $8 million as a result of the expiration of statues of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 4 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

     Our credit agreements and our term loan due May 2012 contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. We do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

     As of March 31, 2009, $1.3 billion of borrowing capacity was available under our existing credit facilities, consisting of $500 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. In April 2009, we borrowed $310 million under our secured receivables credit facility primarily to fund the second quarter 2009 payments totaling $308 million in connection with the settlement of the federal government investigation related to NID, a test kit subsidiary voluntarily closed in 2006. See Note 6 and Note 7 to the interim consolidated financial statements for further details. Our secured receivables credit facility matures on December 11, 2009. If we are unable to refinance or extend the term of our current secured receivables credit facility, we may need to utilize our senior unsecured revolving credit facility or seek additional financing through other financing arrangements.

     We believe the banks participating in our various credit facilities are predominantly highly-rated banks, and that the amounts under the credit facilities are currently available to us. Should one or several banks no longer participate in either of our credit facilities, we would not expect it to impact our ability to fund operations. We expect to continue to generate positive cash flow despite a slowing economy.

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

     Impact of New Accounting Standards

     In April 2009, the Financial Accounting Standards Board issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” The impact of this accounting standard is discussed in Note 1 to the interim consolidated financial statements.

     Forward-Looking Statements

     Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may”, “believe”, “will”, “expect”, “project”, “estimate”, “anticipate”, “plan” or “continue”. These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could significantly cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, adverse results from pending or future government investigations, lawsuits or private actions, the competitive environment, changes in government regulations, changing relationships with customers, payers, suppliers and strategic partners and other factors discussed in “Business” in Part I, Item 1, “Risk Factors” and “Cautionary Factors That May Affect Future Results” in Item I, Part 1A, “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A in our 2008 Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” in our 2009 Quarterly Reports on Form 10-Q and other items throughout the 2008 Form 10-K and our 2009 Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

(b)

During the first quarter of 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     See Note 6 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the first quarter of 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate Dollar
			Total Number of	Value of Shares that
			Shares Purchased as	May Yet Be
	Total Number	Average	Part of Publicly	Purchased Under the
	of Shares	Price Paid	Announced Plans or	Plans or Programs
Period	Purchased	per Share	Programs	(in thousands)
January 1, 2009 – January 31, 2009
Share Repurchase Program (A)	-	$-	-	$500,041
Employee Transactions (B)	535	$48.85	N/A	N/A
February 1, 2009 – February 28, 2009
Share Repurchase Program (A)	107,000	$46.45	107,000	$495,070
Employee Transactions (B)	76,957	$43.73	N/A	N/A
March 1, 2009 - March 31, 2009
Share Repurchase Program (A)	5,513,313	$44.44	5,513,313	$250,041
Employee Transactions (B)	41,427	$45.90	N/A	N/A
Total
Share Repurchase Program (A)	5,620,313	$44.48	5,620,313	$250,041
Employee Transactions (B)	118,919	$44.51	N/A	N/A

(A)

In January 2009, our Board of Directors authorized the Company to repurchase an additional $500 million of the Company’s common stock. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $2.8 billion of share repurchases of our common stock through March 31, 2009. The share repurchase authorization has no set expiration or termination date.

(B)

Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligations by holders of stock options (granted under the Company’s Amended and Restated Employee Long-Term Incentive Plan and its Amended and Restated Non-Employee Director Long-Term Incentive Plan, collectively the “Stock Compensation Plans”) who exercised options; (2) restricted common shares withheld (under the terms of grants under the Stock Compensation Plans) to offset tax withholding obligations that occur upon vesting and release of the restricted common shares; and (3) shares withheld (under the terms of grants under the Stock Compensation Plans) to offset tax withholding obligations that occur upon the delivery of common shares underlying restricted stock units and performance share units.

Item 6. Exhibits

Exhibits:

10.1	Amended and Restated Quest Diagnostics Incorporated Long-Term Incentive Plan for Non-
Employee Directors, as amended April 15, 2009

10.2	Amended and Restated Quest Diagnostics Incorporated Employee Long-Term Incentive Plan, as
amended April 15, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section
906 of the Sarbanes-Oxley Act of 2002

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 24, 2009
Quest Diagnostics Incorporated

By	/s/ Surya N. Mohapatra
Surya N. Mohapatra, Ph.D.
Chairman of the Board, President and
Chief Executive Officer

By	/s/ Robert A. Hagemann
Robert A. Hagemann
Senior Vice President and
Chief Financial Officer