Form 10-Q
period 2009-06-30
QUEST DIAGNOSTICS INC
filed 2009-07-28
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
Commission file number 001-12215

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
Yes ☐ No ☒

As of July 22, 2009, there were 185,747,242 outstanding shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net revenues	$1,901,818	$1,837,901	$3,709,824	$3,622,538

Operating costs and expenses:
Cost of services	1,100,212	1,083,481	2,153,701	2,142,108
Selling, general and administrative	448,756	438,037	873,057	873,115
Amortization of intangible assets	9,377	9,916	18,382	19,180
Other operating income, net	(15,902)	(1,656)	(15,754)	(249)

Total operating costs and expenses	1,542,443	1,529,778	3,029,386	3,034,154

Operating income	359,375	308,123	680,438	588,384

Other income (expense):
Interest expense, net	(36,846)	(45,432)	(76,254)	(93,049)
Equity earnings in unconsolidated joint ventures	8,382	7,592	16,952	15,591
Other (expense) income, net	(9,095)	548	(11,804)	(489)

Total non-operating expenses, net	(37,559)	(37,292)	(71,106)	(77,947)

Income from continuing operations before taxes	321,816	270,831	609,332	510,437
Income tax expense	123,535	100,787	233,724	192,645

Income from continuing operations	198,281	170,044	375,608	317,792
Income (loss) from discontinued operations, net of taxes	88	(890)	(1,583)	(1,977)

Net income	198,369	169,154	374,025	315,815
Less: Net income attributable to noncontrolling interests	10,169	7,826	18,723	14,880

Net income attributable to Quest Diagnostics	$188,200	$161,328	$355,302	$300,935

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$188,112	$162,218	$356,885	$302,912
Income (loss) from discontinued operations, net of taxes	88	(890)	(1,583)	(1,977)

Net income	$188,200	$161,328	$355,302	$300,935

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$1.01	$0.83	$1.90	$1.56
Income (loss) from discontinued operations	—	—	(0.01)	(0.01)

Net income	$1.01	$0.83	$1.89	$1.55

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$1.00	$0.83	$1.89	$1.54
Income (loss) from discontinued operations	—	(0.01)	(0.01)	(0.01)

Net income	$1.00	$0.82	$1.88	$1.53

Weighted average common shares outstanding:
Basic	185,266	194,527	187,318	194,335
Diluted	187,003	196,119	188,850	195,951

Dividends per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2009 AND DECEMBER 31, 2008
(in thousands, except per share data)

	June 30, 2009	December 31, 2008

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$119,294	$253,946
Accounts receivable, net of allowance for doubtful accounts of $251,415 and $261,334 at June 30, 2009 and December 31, 2008, respectively	896,535	832,873
Inventories	79,715	102,125
Deferred income taxes	154,017	218,419
Prepaid expenses and other current assets	89,537	89,456

Total current assets	1,339,098	1,496,819
Property, plant and equipment, net	843,757	879,687
Goodwill, net	5,067,267	5,054,926
Intangible assets, net	819,320	827,403
Other assets	141,993	144,995

Total assets	$8,211,435	$8,403,830

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$818,907	$1,219,619
Short-term borrowings and current portion of long-term debt	204,969	5,142

Total current liabilities	1,023,876	1,224,761
Long-term debt	2,877,767	3,078,089
Other liabilities	544,150	475,846
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both June 30, 2009 and December 31, 2008; 214,118 shares and 214,113 shares issued at June 30, 2009 and December 31, 2008, respectively	2,141	2,141
Additional paid-in capital	2,273,170	2,262,065
Retained earnings	2,879,722	2,561,679
Accumulated other comprehensive loss	(55,589)	(68,068)
Treasury stock, at cost; 28,434 shares and 23,739 shares at June 30, 2009 and December 31, 2008, respectively	(1,358,300)	(1,152,921)

Total Quest Diagnostics stockholders’ equity	3,741,144	3,604,896
Noncontrolling interests	24,498	20,238

Total stockholders’ equity	3,765,642	3,625,134

Total liabilities and stockholders’ equity	$8,211,435	$8,403,830

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(unaudited)
(in thousands)

	Six Months Ended June 30,

	2009	2008

Cash flows from operating activities:
Net income	$374,025	$315,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130,047	132,684
Provision for doubtful accounts	165,424	167,568
Deferred income tax provision (benefit)	57,021	(6,061)
Stock-based compensation expense	33,166	36,841
Excess tax benefits from stock-based compensation arrangements	(1,790)	(1,223)
Other, net	9,525	(4,811)
Changes in operating assets and liabilities:
Accounts receivable	(228,385)	(213,615)
Accounts payable and accrued expenses	4,136	(40,065)
Integration, settlement and other special charges	(320,015)	(4,196)
Income taxes payable	8,067	2,187
Other assets and liabilities, net	32,335	(13,914)

Net cash provided by operating activities	263,556	371,210

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(12,052)	19,887
Capital expenditures	(75,996)	(94,821)
(Increase) decrease in investments and other assets	(6,028)	5,965

Net cash used in investing activities	(94,076)	(68,969)

Cash flows from financing activities:
Proceeds from borrowings	510,000	20,039
Repayments of debt	(511,185)	(304,082)
Decrease in book overdrafts	(19,743)	(4,167)
Purchases of treasury stock	(250,000)	—
Exercise of stock options	17,225	11,562
Excess tax benefits from stock-based compensation arrangements	1,790	1,223
Dividends paid	(37,616)	(38,889)
Distributions to noncontrolling interests	(14,463)	(11,834)
Financing costs paid	(140)	(289)

Net cash used in financing activities	(304,132)	(326,437)

Net change in cash and cash equivalents	(134,652)	(24,196)

Cash and cash equivalents, beginning of period	253,946	167,594

Cash and cash equivalents, end of period	$119,294	$143,398

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

          Earnings Per Share

          On January 1, 2009, the Company adopted FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). This standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, “Earnings per Share.” Under the guidance in FSP EITF 03-6-1, the Company’s unvested restricted common stock and unvested restricted stock units that contain non-forfeitable rights to dividends are participating securities that are included in the computation of earnings per share pursuant to the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

two-class method. Earnings per share calculations for all prior periods have been presented based on the two-class method.

          Basic earnings per common share is calculated by dividing net income, adjusted for earnings allocated to participating securities, by the weighted average common shares outstanding. Diluted earnings per common share is calculated by dividing net income, adjusted for earnings allocated to participating securities, by the weighted average common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the dilutive effect of outstanding stock options and performance share units granted under the Company’s Amended and Restated Employee Long-Term Incentive Plan and its Amended and Restated Non-Employee Director Long-Term Incentive Plan.

          The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$188,112	$162,218	$356,885	$302,912
Income (loss) from discontinued operations	88	(890)	(1,583)	(1,977)

Net income available to Quest Diagnostics’ common stockholders	$188,200	$161,328	$355,302	$300,935

Income from continuing operations	$188,112	$162,218	$356,885	$302,912
Less: Earnings allocated to participating securities	568	353	894	620

Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$187,544	$161,865	$355,991	$302,292

Weighted average common shares outstanding – basic	185,266	194,527	187,318	194,335

Effect of dilutive securities:
Stock options and performance share units	1,737	1,592	1,532	1,616

Weighted average common shares outstanding – diluted	187,003	196,119	188,850	195,951

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$1.01	$0.83	$1.90	$1.56
Income (loss) from discontinued operations	—	—	(0.01)	(0.01)

Net income	$1.01	$0.83	$1.89	$1.55

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$1.00	$0.83	$1.89	$1.54
Income (loss) from discontinued operations	—	(0.01)	(0.01)	(0.01)

Net income	$1.00	$0.82	$1.88	$1.53

          Stock options and performance share units of 3.9 million shares and 4.2 million shares for the three and six months ended June 30, 2009, respectively, were not included due to their antidilutive effect.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Stock options and performance share units of 4.7 million shares and 4.4 million shares for the three and six months ended June 30, 2008, respectively, were not included due to their antidilutive effect.

          Subsequent Events

          The management of the Company has evaluated the period after the balance sheet date up through July 28, 2009, which is the date that the consolidated financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

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

          On January 1, 2009, the Company adopted SFAS 160 which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 requires entities to record the acquisition of non-controlling interests in subsidiaries initially at fair value. In accordance with the requirements of SFAS 160, the Company has provided a new presentation on the face of the consolidated financial statements to separately classify non-controlling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and non-controlling interests in the consolidated statements of operations, comprehensive income and changes in equity for all periods presented. The adoption of SFAS 160 did not impact earnings per share attributable to Quest Diagnostics’ common stockholders. There were no changes in the Company’s ownership interests in subsidiaries or deconsolidation of subsidiaries for the three or six months ended June 30, 2009.

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

          In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 extends the disclosure requirements of SFAS No. 107, “Disclosures About

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Fair Value of Financial Instruments” (“SFAS 107”), to interim period financial statements, in addition to the existing requirements for annual periods and reiterates SFAS 107’s requirement to disclose the methods and significant assumptions used to estimate fair value. FSP FAS 107-1 and APB 28-1 was effective for the Company’s interim and annual periods commencing with its June 30, 2009 consolidated financial statements and have been applied on a prospective basis. FSP FAS 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

          In June 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). Prior to SFAS 165, the authoritative guidance for subsequent events was previously addressed only in U.S. auditing standards. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. SFAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles in the United States (“GAAP”) that provide different guidance on the accounting treatment for subsequent events or transactions. SFAS 165 became effective for the Company on June 30, 2009 and its adoption did not have a material impact on its consolidated financial statements.

          In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends FIN 46(R) to provide a new approach for determining which entity should consolidate a variable interest entity (VIE), how and when to reconsider the consolidation or de-consolidation of a VIE and requires disclosures about an entity’s significant judgments and assumptions used in its decision to consolidate or not consolidate a VIE. Under SFAS 167, the new consolidation model is a more qualitative assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIE’s economic performance and has the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. SFAS 167 is effective for the Company as of January 1, 2010 and the Company does not expect the impact of its adoption to be material to its consolidated financial statements.

2.	FAIR VALUE MEASUREMENTS

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

          On January 1, 2009, the Company adopted the provisions of SFAS 157 for applying fair value measurements to assets, liabilities and transactions on a non-recurring basis and the adoption did not have a material effect on the Company’s financial position, results of operations or cash flows.

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

          Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

          The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis.

		Basis of Fair Value Measurements

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs

	June 30, 2009	Level 1	Level 2	Level 3

Assets:
Trading securities	$27,297	$27,297	$—	$—
Cash surrender value of life insurance policies	13,272	—	13,272	—
Foreign currency forward contracts	1,138	—	1,138	—

Total	$41,707	$27,297	$14,410	$—

Liabilities:
Deferred compensation liabilities	$43,682	$—	$43,682	$—
Interest rate swaps	3,923	—	3,923	—
Foreign currency forward contracts	674	—	674	—

Total	$48,279	$—	$48,279	$—

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

          In June 2009, the Company recorded a charge of $7.0 million associated with the write-down of an investment due to the uncertainty of recoverability from an other-than-temporary impairment loss. A fair value measurement, using significant unobservable inputs, has been applied to this asset on a non-recurring basis.

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. In accordance with the provisions of SFAS 107, at June 30, 2009 and December 31, 2008, the fair value of the Company’s debt was estimated at approximately $3.1 billion and $2.9 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At June 30, 2009, the estimated fair value exceeded the carrying value of the debt by $31 million. At December 31, 2008, the carrying value exceeded the estimated fair value of the debt by $155 million.

3.	GOODWILL AND INTANGIBLE ASSETS

          The changes in goodwill, net for the six months ended June 30, 2009 and for the year ended December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008

Balance at beginning of period	$5,054,926	$5,220,104
Goodwill acquired during the year	8,242	9,260
Other purchase accounting adjustments	(323)	(120,105)
Increase (decrease) related to foreign currency translation	4,422	(54,333)

Balance at end of period	$5,067,267	$5,054,926

          Approximately 90% of the Company’s goodwill as of June 30, 2009 and December 31, 2008 was associated with its clinical testing business.

          For the six months ended June 30, 2009 and for the year ended December 31, 2008, goodwill acquired during the year was associated with several immaterial acquisitions. For the year ended December 31, 2008, other purchase accounting adjustments were primarily due to changes in estimates regarding the realization of certain pre-acquisition net operating loss carryforwards, the reduction in certain acquired pre-acquisition tax loss contingencies, and a payment received in 2008 from an escrow fund established at the time of an acquisition in 2007.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Intangible assets at June 30, 2009 and December 31, 2008 consisted of the following:

	Weighted Average Amortization Period	June 30, 2009			December 31, 2008

		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Amortizing intangible assets:
Customer-related intangibles	19 years	$588,254	$(114,354)	$473,900	$585,963	$(99,384)	$486,579
Non-compete agreements	5 years	54,553	(49,256)	5,297	54,382	(48,298)	6,084
Other	12 years	61,225	(15,990)	45,235	53,934	(13,258)	40,676

Total	19 years	704,032	(179,600)	524,432	694,279	(160,940)	533,339

Intangible assets not subject to amortization:
Tradenames		294,888	—	294,888	294,064	—	294,064

Total intangible assets		$998,920	$(179,600)	$819,320	$988,343	$(160,940)	$827,403

          Amortization expense related to intangible assets was $9.4 million and $9.9 million for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, amortization expense related to intangible assets was $18.4 million and $19.2 million, respectively.

          The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2009 is as follows:

Fiscal Year Ending December 31,

Remainder of 2009	$18,609
2010	36,962
2011	36,699
2012	35,412
2013	34,415
2014	33,373
Thereafter	328,962

Total	$524,432

4.	FINANCIAL INSTRUMENTS

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Interest Rate Risk

          The Company is exposed to interest rate risk on its cash and cash equivalents and its debt obligations. Interest income earned on cash and cash equivalents may fluctuate as interest rates change, however, due to their relatively short maturities, the Company does not hedge these assets and the impact of interest rate risk is not material. The Company’s debt obligations consist of fixed-rate and variable-rate debt instruments. The Company’s objective is to mitigate the variability in cash outflows that result from changes in interest rates by maintaining a balanced mix of fixed-rate and variable-rate debt obligations. In order to achieve these objectives, the Company has entered into interest rate swaps on a portion of one of its variable-rate debt obligations to make that portion a fixed-rate debt instrument. As of June 30, 2009, the interest rate swaps allowed the Company to receive variable rates of interest based on three-month LIBOR plus an agreed upon spread of 50 basis points and pay fixed rates of interest ranging from 5.13% to 5.27% on notional amounts aggregating $200 million. As of June 30, 2009, the three-month LIBOR rate on these financial instruments was 1.05%. These interest rate swaps are accounted for as cash flow hedges and the Company records the derivatives as either an asset or liability measured at its fair value. The effective portion of changes in the fair value of the derivatives is recorded in “accumulated other comprehensive loss.” If it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting, and any deferred gains or losses are recorded in the consolidated statement of operations. The total loss, net of tax benefit, recognized in accumulated other comprehensive loss on the interest rate swaps as of June 30, 2009 and December 31, 2008 was $2.4 million and $3.6 million, respectively. There was no gain or loss recognized on the swap agreements for the three or six months ended June 30, 2009 and 2008 as a result of ineffectiveness. The periodic net cash settlements under the interest rate swaps are recorded in interest expense, net.

          Foreign Currency Risk

          The Company is exposed to market risk for changes in foreign exchange rates primarily under certain inter-company receivables and payables. Foreign exchange forward contracts are used to mitigate the exposure of the eventual net cash inflows or outflows resulting from these intercompany transactions. The objective is to hedge a portion of the forecasted foreign currency risk over a rolling 12-month time horizon to mitigate the eventual impacts of changes in foreign exchange rates on the cash flows of the intercompany transactions. As of June 30, 2009, the total notional amount of foreign currency forward contracts in U.S. dollars was $49.5 million and principally consist of contracts in Swedish krona and British pounds. Notional amounts represent the face amount of contractual arrangements and the basis on which currencies are exchanged and are not a measure of market or credit risk exposure. The Company does not designate these derivative instruments as hedges under current accounting standards unless the benefits of doing so are material. The Company’s foreign exchange exposure is not material to the Company’s consolidated financial condition or results of operations. The Company does not hedge its net investment in non-U.S. subsidiaries because it views those investments as long-term in nature.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below (in thousands):

	June 30, 2009		December 31, 2008

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives Designated as Hedging Instruments
Liability Derivatives:
Interest rate swaps	Other current liabilities	$3,923	Other current liabilities	$5,888

Total		3,923		5,888

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:

Foreign currency forward contracts	Other current assets	1,138	Other current assets	2,617

Total		1,138		2,617

Liability Derivatives:
Foreign currency forward contracts	Other current liabilities	674	Other current liabilities	4,142

Total		674		4,142

Total Net Derivatives Liability		$3,459		$7,413

5.	DEBT

          Short-term borrowings and current portion of long-term debt at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008

Borrowings under Secured Receivables Credit Facility	$200,000	$—
Current portion of long-term debt	4,969	5,142

Total short-term borrowings and current portion of long-term debt	$204,969	$5,142

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Long-term debt at June 30, 2009 and December 31, 2008 consisted of the following:

	June 30, 2009	December 31, 2008

Industrial Revenue Bonds due September 2009	$1,800	$1,800
Senior Notes due November 2010	226,243	399,724
Senior Notes due July 2011	248,432	274,724
Term Loan due May 2012	1,092,000	1,092,000
Senior Notes due November 2015	498,987	498,907
Senior Notes due July 2017	374,361	374,320
Senior Notes due July 2037	420,604	420,526
Debentures due June 2034	3,098	3,070
Other	17,211	18,160

Total	2,882,736	3,083,231
Less: current portion	4,969	5,142

Total long-term debt	$2,877,767	$3,078,089

          June 2009 Debt Tender

          On May 19, 2009, the Company commenced a cash tender offer to purchase up to $200 million aggregate principal amount of its 5.125% Senior Notes due 2010 and 7.50% Senior Notes due 2011 (collectively, the “Notes”). On June 16, 2009, the Company finalized its cash tender offer (the “June 2009 Debt Tender”) by purchasing approximately $174 million aggregate principal amount of its 5.125% Senior Notes Due 2010 and approximately $26 million aggregate principal amount of its 7.50% Senior Notes due 2011 that resulted in pre-tax losses of $4.8 million and $1.5 million, respectively. The aggregate pre-tax loss of $6.3 million includes the write-off of $0.5 million of deferred financing fees and unamortized discounts and cash payments of $5.8 million related to premiums and other costs to purchase the Notes and is included in “other (expense) income, net.” The June 2009 Debt Tender was financed with cash on-hand and $150 million of borrowings under the Secured Receivables Credit Facility.

          Secured Receivables Credit Facility

          For the six months ended June 30, 2009, the Company borrowed $510 million under its Secured Receivables Credit Facility primarily to fund second quarter payments totaling $308 million in connection with the previously disclosed settlement of the federal government investigation related to NID (see Note 8) and to fund $150 million of debt repayments in connection with the June 2009 Debt Tender. During the six months ended June 30, 2009, the Company repaid $310 million on its Secured Receivables Credit Facility. At June 30, 2009, borrowings outstanding under the Secured Receivables Credit Facility totaled $200 million.

          As of June 30, 2009, long-term debt maturing in each of the years subsequent to June 30, 2010 is as follows:

Fiscal Year ending December 31,

2010	$226,243
2011	782,064
2012	561,357
2013	617
2014	263
2015	499,266
Thereafter	807,957

Total long-term debt	$2,877,767

          A full description of the terms of the Company’s indebtedness and related debt service requirements is contained in Note 9 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

6.	STOCKHOLDERS’ EQUITY

          Changes in stockholders’ equity for the six months ended June 30, 2009 were as follows:

	Quest Diagnostics Stockholders’ Equity

	Shares of Common Stock Outstand- ing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Compre- hensive Income	Noncontroll- ing Interests	Total Stockholders’ Equity

Balance, December 31, 2008	190,374	$2,141	$2,262,065	$2,561,679	$(68,068)	$(1,152,921)		$20,238	$3,625,134
Net income				355,302			$355,302	18,723	374,025
Currency translation					10,955		10,955		10,955
Reversal of market valuation, net of tax expense of $190					290		290		290
Deferred loss, less reclassifications					1,234		1,234		1,234

Comprehensive income							$367,781

Dividends declared				(37,259)					(37,259)
Distributions to noncontrolling interests								(14,463)	(14,463)
Issuance of common stock under benefit plans	500		368			9,402			9,770
Stock-based compensation expense			20,878			12,288			33,166
Exercise of stock options	559		(9,701)			26,926			17,225
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(129)		(1,822)			(3,995)			(5,817)
Tax benefits associated with stock-based compensation plans			1,382						1,382
Purchases of treasury stock	(5,620)					(250,000)			(250,000)

Balance, June 30, 2009	185,684	$2,141	$2,273,170	$2,879,722	$(55,589)	$(1,358,300)		$24,498	$3,765,642

          For the three months ended June 30, 2009, total comprehensive income was $220 million.

          The market valuation adjustment represents the reversal of prior period unrealized holding losses for investments, net of taxes, where the decline in fair value was deemed to be other than temporary and the resulting loss was recognized in the consolidated statement of operations. The deferred loss primarily represents deferred losses on the Company’s interest rate swap agreements, net of amounts reclassified to interest expense. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

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

          The Company did not purchase any shares of its common stock during the second quarter of 2009. For the six months ended June 30, 2009, the Company repurchased approximately 5.6 million shares of its common stock at an average price of $44.48 per share for $250 million, including 4.5 million shares repurchased from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $44.33 per share for $200 million. For the three and six months ended June 30, 2009, the Company reissued 0.4 million shares and 0.9 million shares, respectively, for employee benefit plans. At June 30, 2009, $250 million of share repurchase authorization remained available.

          Changes in stockholders’ equity for the six months ended June 30, 2008 were as follows:

	Quest Diagnostics Stockholders’ Equity

	Shares of Common Stock Outstand- ing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at Cost	Compre- hensive Income	Noncontroll- ing Interests	Total Stockholders’ Equity

Balance, December 31, 2007	194,040	$2,137	$2,210,825	$2,057,744	$25,279	$(971,743)		$21,463	$3,345,705
Net income				300,935			$300,935	14,880	315,815
Currency translation					26,818		26,818		26,818
Market valuation, net of tax benefit of $2,269					(3,461)		(3,461)		(3,461)
Deferred loss, less reclassifications					(1,685)		(1,685)		(1,685)

Comprehensive income							$322,607

Dividends declared				(38,949)					(38,949)
Distributions to noncontrolling interests								(11,834)	(11,834)
Issuance of common stock under benefit plans	693	4	(21)			9,326			9,309
Stock-based compensation expense			30,909			5,932			36,841
Exercise of stock options	397		(8,023)			19,585			11,562
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(50)		(687)			(1,614)			(2,301)
Tax benefits associated with stock-based compensation plans			4,009						4,009
Other			334						334

Balance, June 30, 2008	195,080	$2,141	$2,237,346	$2,319,730	$46,951	$(938,514)		$24,509	$3,692,163

          For the three months ended June 30, 2008 comprehensive income was $157 million.

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

7.	SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Depreciation expense	$55,811	$57,509	$111,665	$113,504

Interest expense	(36,961)	(46,876)	(76,805)	(96,521)
Interest income	115	1,444	551	3,472

Interest expense, net	(36,846)	(45,432)	(76,254)	(93,049)

Interest paid	29,720	40,702	76,857	99,631
Income taxes paid	136,153	168,371	167,500	193,213

8.	COMMITMENTS AND CONTINGENCIES

          The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “letter of credit line”). The letter of credit line, which is renewed annually, matures on November 19, 2009 and is guaranteed by certain of the Company’s domestic, wholly-owned subsidiaries (the “Subsidiary Guarantors”).

          In support of its risk management program, to ensure the Company’s performance or payment to third parties, $74 million in letters of credit were outstanding at June 30, 2009. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments. In addition, $5.4 million of bank guarantees were outstanding at June 30, 2009 in support of certain foreign operations.

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

          NID Investigation

          On April 15, 2009, the Company finalized the resolution of the previously disclosed federal government investigation related to NID, a test kit subsidiary voluntarily closed in 2006, and entered into a final settlement agreement with the federal government. Pursuant to the settlement agreement, in the second quarter of 2009, the Company paid $268 million to settle the civil allegations. As part of the settlement agreement, the Company was released from all federal civil claims underlying the investigation and the United States Department of Health and

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Human Services agreed to refrain from seeking the Company’s exclusion from Medicare, Medicaid or other federal healthcare programs. The Company also entered into a five-year corporate integrity agreement with the Office of Inspector General for the United States Department of Health and Human Services. In addition, NID pled guilty to a single count of felony misbranding and paid a $40 million fine. These second quarter payments totaling $308 million, which had been previously reserved, were funded out of cash on-hand and available credit facilities. The Company also expects to enter into separate settlement agreements with certain states totaling approximately $6 million which are fully reserved for.

          In June 2009, a shareholder plaintiff filed a purported derivative action in the Superior Court of New Jersey, Morris County, on behalf of the Company against certain present and former directors and officers of the Company based on, among other things, their alleged breaches of fiduciary duties in connection with the manufacture, marketing, sale and billing related to certain test kits manufactured by NID. The complaint includes claims for, among other things, breach of fiduciary duty and waste of corporate assets and seeks, among other things, damages and remission of compensation received by the individual defendants.

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

          In 2006 and 2008, the Company and several of its subsidiaries received subpoenas from the California Attorney General’s Office seeking documents relating to the Company’s billings to MediCal, the California Medicaid program. The Company cooperated with the government’s requests. Subsequently, the State of California intervened as plaintiff in a civil lawsuit, California ex rel. Hunter Laboratories, LLC v. Quest Diagnostics Incorporated., et al., filed in California Superior Court against a number of clinical laboratories, including the Company and several of its subsidiaries. The complaint alleges overcharging of MediCal for testing services. The complaint was originally filed by a competitor laboratory in California under the whistleblower provisions of the California False Claims Act. The complaint was unsealed on March 20, 2009.

          In April 2009, the Company and certain of its subsidiaries received a subpoena from the Virginia Attorney General’s Office seeking documents related to the Company’s billings to the Virginia Medicaid program. The Company is cooperating with the request.

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

          Management has established reserves in accordance with generally accepted accounting principles for the other matters discussed above. Such reserves totaled less than $5 million as of June 30, 2009. Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid. In addition, there may be pending qui tam claims brought by former employees or other “whistle blowers,” or other pending claims as to which the Company has not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

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

          Summarized financial information for the discontinued operations of NID is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2009	2008	2009	2008

Net revenues	$—	$—	$—	$—

Income (loss) from discontinued operations before income taxes	148	(1,500)	(2,672)	(3,093)
Income tax (expense) benefit	(60)	610	1,089	1,116

Income (loss) from discontinued operations, net of taxes	$88	$(890)	$(1,583)	$(1,977)

          At June 30, 2009 and December 31, 2008, the settlement reserve totaling $7 million and $316 million, respectively, is included in “accounts payable and accrued expenses” in the consolidated balance sheet. The deferred tax asset recorded in connection with establishing the reserve of $58 million is included in “deferred income taxes” in the consolidated balance sheet at December 31, 2008. The remaining balance sheet information related to NID was not material at June 30, 2009 and December 31, 2008.

10.	BUSINESS SEGMENT INFORMATION

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

          On April 19, 2006, the Company decided to discontinue NID’s operations and results of operations for NID have been classified as discontinued operations for all years presented (see Note 9).

          At June 30, 2009, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

          The following table is a summary of segment information for the three and six months ended June 30, 2009 and 2008. Segment asset information is not presented since it is not reported to or used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, including amortization of intangible assets, are included in general corporate

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statements contained in the Company’s 2008 Annual Report on Form 10-K and Note 1 to the interim consolidated financial statements.

	Three Months Ended June 30,			Six Months Ended June 30,

	2009		2008	2009		2008

Net revenues:
Clinical laboratory testing business	$1,742,292		$1,675,530	$3,405,924		$3,303,633
All other operating segments	159,526		162,371	303,900		318,905

Total net revenues	$1,901,818		$1,837,901	$3,709,824		$3,622,538

Operating earnings (loss):
Clinical laboratory testing business	$393,524	(a)	$337,938	$736,935	(a)	$643,902
All other operating segments	20,302		14,050	33,165		22,692
General corporate expenses	(54,451)		(43,865)	(89,662)		(78,210)

Total operating income	359,375		308,123	680,438		588,384
Non-operating expenses, net	(37,559	) (b)	(37,292)	(71,106	) (b)	(77,947)

Income from continuing operations before income taxes	321,816		270,831	609,332		510,437
Income tax expense	123,535		100,787	233,724		192,645

Income from continuing operations	198,281		170,044	375,608		317,792
Income (loss) from discontinued operations, net of taxes	88		(890)	(1,583)		(1,977)

Net income	198,369		169,154	374,025		315,815
Less: Net income attributable to noncontrolling interests	10,169		7,826	18,723		14,880

Net income attributable to Quest Diagnostics	$188,200		$161,328	$355,302		$300,935

(a)	For the three and six months ended June 30, 2009, operating income includes a $15.5 million gain associated with an insurance settlement for storm related losses.

(b)

For the three and six months ended June 30, 2009, non-operating expenses, net includes a $7.0 million charge related to the write-off of an investment and a $6.3 million loss on the early extinguishment of debt (see Note 5 for further details).

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2009

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$230,634	$1,560,418	$198,806	$(88,040)	$1,901,818

Operating costs and expenses:
Cost of services	144,405	894,932	60,875	—	1,100,212
Selling, general and administrative	51,704	309,371	95,337	(7,656)	448,756
Amortization of intangible assets	21	7,777	1,579	—	9,377
Royalty (income) expense	(104,117)	104,117	—	—	—
Other operating income, net	(15,217)	(395)	(290)	—	(15,902)

Total operating costs and expenses	76,796	1,315,802	157,501	(7,656)	1,542,443

Operating income	153,838	244,616	41,305	(80,384)	359,375
Non-operating (expense) income, net	(48,829)	(73,781)	4,667	80,384	(37,559)

Income from continuing operations before taxes	105,009	170,835	45,972	—	321,816
Income tax expense	41,069	68,488	13,978	—	123,535

Income from continuing operations	63,940	102,347	31,994	—	198,281
Income from discontinued operations, net of taxes	—	88	—	—	88
Equity earnings from subsidiaries	124,260	—	—	(124,260)	—

Net income	188,200	102,435	31,994	(124,260)	198,369
Less: Net income attributable to noncontrolling interests	—	—	10,169	—	10,169

Net income attributable to Quest Diagnostics	$188,200	$102,435	$21,825	$(124,260)	$188,200

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2008

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$210,309	$1,518,732	$160,313	$(51,453)	$1,837,901

Operating costs and expenses:
Cost of services	129,935	892,634	60,912	—	1,083,481
Selling, general and administrative	55,002	305,632	83,430	(6,027)	438,037
Amortization of intangible assets	58	7,807	2,051	—	9,916
Royalty (income) expense	(107,694)	107,694	—	—	—
Other operating expense (income), net	4	(49)	(1,611)	—	(1,656)

Total operating costs and expenses	77,305	1,313,718	144,782	(6,027)	1,529,778

Operating income	133,004	205,014	15,531	(45,426)	308,123
Non-operating (expense) income, net	(39,262)	(44,510)	1,054	45,426	(37,292)

Income from continuing operations before taxes	93,742	160,504	16,585	—	270,831
Income tax expense	32,462	64,408	3,917	—	100,787

Income from continuing operations	61,280	96,096	12,668	—	170,044
Loss from discontinued operations, net of taxes	—	(889)	(1)	—	(890)
Equity earnings from subsidiaries	100,048	—	—	(100,048)	—

Net income	161,328	95,207	12,667	(100,048)	169,154
Less: Net income attributable to noncontrolling interests	—	—	7,826	—	7,826

Net income attributable to Quest Diagnostics	$161,328	$95,207	$4,841	$(100,048)	$161,328

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2009

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$440,686	$3,056,335	$370,365	$(157,562)	$3,709,824

Operating costs and expenses:
Cost of services	271,368	1,763,019	119,314	—	2,153,701
Selling, general and administrative	84,376	616,341	187,314	(14,974)	873,057
Amortization of intangible assets	47	15,625	2,710	—	18,382
Royalty (income) expense	(200,457)	200,457	—	—	—
Other operating (income) expense, net	(16,196)	(184)	626	—	(15,754)

Total operating costs and expenses	139,138	2,595,258	309,964	(14,974)	3,029,386

Operating income	301,548	461,077	60,401	(142,588)	680,438
Non-operating (expense) income, net	(90,635)	(130,245)	7,186	142,588	(71,106)

Income from continuing operations before taxes	210,913	330,832	67,587	—	609,332
Income tax expense	82,359	132,282	19,083	—	233,724

Income from continuing operations	128,554	198,550	48,504	—	375,608
Loss from discontinued operations, net of taxes	—	(1,583)	—	—	(1,583)
Equity earnings from subsidiaries	226,748	—	—	(226,748)	—

Net income	355,302	196,967	48,504	(226,748)	374,025
Less: Net income attributable to noncontrolling interests	—	—	18,723	—	18,723

Net income attributable to Quest Diagnostics	$355,302	$196,967	$29,781	$(226,748)	$355,302

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2008

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$407,728	$2,999,331	$330,469	$(114,990)	$3,622,538

Operating costs and expenses:
Cost of services	249,737	1,768,897	123,474	—	2,142,108
Selling, general and administrative	97,244	618,406	169,381	(11,916)	873,115
Amortization of intangible assets	113	15,725	3,342	—	19,180
Royalty (income) expense	(212,334)	212,334	—	—	—
Other operating expense (income), net	4	(150)	(103)	—	(249)

Total operating costs and expenses	134,764	2,615,212	296,094	(11,916)	3,034,154

Operating income	272,964	384,119	34,375	(103,074)	588,384
Non-operating (expense) income, net	(87,096)	(98,102)	4,177	103,074	(77,947)

Income from continuing operations before taxes	185,868	286,017	38,552	—	510,437
Income tax expense	67,598	114,798	10,249	—	192,645

Income from continuing operations	118,270	171,219	28,303	—	317,792
Loss from discontinued operations, net of taxes	—	(1,624)	(353)	—	(1,977)
Equity earnings from subsidiaries	182,665	—	—	(182,665)	—

Net income	300,935	169,595	27,950	(182,665)	315,815
Less: Net income attributable to noncontrolling interests	—	—	14,880	—	14,880

Net income attributable to Quest Diagnostics	$300,935	$169,595	$13,070	$(182,665)	$300,935

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Balance Sheet
June 30, 2009

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$55,623	$14,507	$49,164	$—	$119,294
Accounts receivable, net	10,038	168,265	718,232	—	896,535
Other current assets	55,040	164,846	105,644	(2,261)	323,269

Total current assets	120,701	347,618	873,040	(2,261)	1,339,098
Property, plant and equipment, net	196,710	611,905	35,142	—	843,757
Goodwill and intangible assets, net	153,169	5,293,836	439,582	—	5,886,587
Intercompany receivable (payable)	470,681	(263,868)	(206,813)	—	—
Investment in subsidiaries	5,540,994	—	—	(5,540,994)	—
Other assets	153,830	18,483	48,439	(78,759)	141,993

Total assets	$6,636,085	$6,007,974	$1,189,390	$(5,622,014)	$8,211,435

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$505,061	$255,580	$60,527	$(2,261)	$818,907
Short-term borrowings and current portion of long-term debt	—	2,956	202,013	—	204,969

Total current liabilities	505,061	258,536	262,540	(2,261)	1,023,876
Long-term debt	2,309,805	222,037	345,925	—	2,877,767
Other liabilities	80,075	493,549	49,285	(78,759)	544,150
Stockholders’ equity:
Quest Diagnostics stockholders’ equity	3,741,144	5,033,852	507,142	(5,540,994)	3,741,144
Noncontrolling interests	—	—	24,498	—	24,498

Total stockholders’ equity	3,741,144	5,033,852	531,640	(5,540,994)	3,765,642

Total liabilities and stockholders’ equity	$6,636,085	$6,007,974	$1,189,390	$(5,622,014)	$8,211,435

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Balance Sheet
December 31, 2008

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$218,565	$6,715	$28,666	$—	$253,946
Accounts receivable, net	4,426	134,005	694,442	—	832,873
Other current assets	52,407	262,952	98,631	(3,990)	410,000

Total current assets	275,398	403,672	821,739	(3,990)	1,496,819
Property, plant and equipment, net	211,847	631,921	35,919	—	879,687
Goodwill and intangible assets, net	153,213	5,303,312	425,804	—	5,882,329
Intercompany receivable (payable)	576,236	(184,426)	(391,810)	—	—
Investment in subsidiaries	5,323,173	—	—	(5,323,173)	—
Other assets	179,222	33,301	39,951	(107,479)	144,995

Total assets	$6,719,089	$6,187,780	$931,603	$(5,434,642)	$8,403,830

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$552,094	$628,958	$42,557	$(3,990)	$1,219,619
Short-term borrowings and current portion of long-term debt	—	2,886	2,256	—	5,142

Total current liabilities	552,094	631,844	44,813	(3,990)	1,224,761
Long-term debt	2,498,342	245,472	334,275	—	3,078,089
Other liabilities	63,757	473,579	45,989	(107,479)	475,846
Stockholders’ equity:
Quest Diagnostics stockholders’ equity	3,604,896	4,836,885	486,288	(5,323,173)	3,604,896
Noncontrolling interests	—	—	20,238	—	20,238

Total stockholders’ equity	3,604,896	4,836,885	506,526	(5,323,173)	3,625,134

Total liabilities and stockholders’ equity	$6,719,089	$6,187,780	$931,603	$(5,434,642)	$8,403,830

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$355,302	$196,967	$48,504	$(226,748)	$374,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,105	94,480	7,462	—	130,047
Provision for doubtful accounts	3,004	34,322	128,098	—	165,424
Other, net	(170,732)	45,361	(3,455)	226,748	97,922
Changes in operating assets and liabilities	(80,445)	(289,358)	(134,059)	—	(503,862)

Net cash provided by operating activities	135,234	81,772	46,550	—	263,556
Net cash provided by (used in) investing activities	167,271	(62,224)	(1,056)	(198,067)	(94,076)
Net cash used in financing activities	(465,447)	(11,756)	(24,996)	198,067	(304,132)

Net change in cash and cash equivalents	(162,942)	7,792	20,498	—	(134,652)
Cash and cash equivalents, beginning of period	218,565	6,715	28,666	—	253,946

Cash and cash equivalents, end of period	$55,623	$14,507	$49,164	$—	$119,294

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2008

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$300,935	$169,595	$27,950	$(182,665)	$315,815
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	25,736	97,370	9,578	—	132,684
Provision for doubtful accounts	5,788	57,873	103,907	—	167,568
Other, net	(161,572)	16,914	(13,261)	182,665	24,746
Changes in operating assets and liabilities	137,626	(270,297)	(136,932)	—	(269,603)

Net cash provided by (used in) operating activities	308,513	71,455	(8,758)	—	371,210
Net cash (used in) provided by investing activities	(124,134)	(57,283)	18,857	93,591	(68,969)
Net cash used in financing activities	(198,160)	(17,839)	(16,847)	(93,591)	(326,437)

Net change in cash and cash equivalents	(13,781)	(3,667)	(6,748)	—	(24,196)
Cash and cash equivalents, beginning of period	111,610	14,847	41,137	—	167,594

Cash and cash equivalents, end of period	$97,829	$11,180	$34,389	$—	$143,398

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

          Three and Six Months Ended June 30, 2009 Compared with Three and Six Months Ended June 30, 2008

          Continuing Operations

          Income from continuing operations for the three months ended June 30, 2009 was $188 million, or $1.00 per diluted share, compared to $162 million, or $0.83 per diluted share, in 2008. Income from continuing operations for the six months ended June 30, 2009 was $357 million, or $1.89 per diluted share, compared to $303 million, or $1.54 per diluted share, in 2008. These increases in income from continuing operations were principally driven by improved operating performance and to a lesser degree by lower interest expense.

          Results for the three and six months ended June 30, 2009 include a $15.5 million gain, or $0.05 per diluted share, associated with an insurance settlement for storm related losses, offset by a $6.3 million charge, or $0.02 per diluted share, associated with the early extinguishment of debt and a $7.0 million charge, or $0.02 per diluted share, associated with the write-down of an investment.

          Net Revenues

          Net revenues for the three months ended June 30, 2009 grew by 3.5% over the prior year level to $1.9 billion. Net revenues for the six months ended June 30, 2009 were $3.7 billion, 2.4% above the prior year level. Changes in foreign exchange rates reduced revenue growth for the three and six months ended June 30, 2009 by 0.7% and 0.8%, respectively.

          For the second quarter of 2009, revenues for our clinical testing business, which accounts for over 90% of our net revenues, grew 4% above the prior year level. Pre-employment drug testing, which is part of the clinical testing business, reduced revenues by about 0.7%. Clinical testing volume, measured by the number of requisitions, decreased 0.6% for the quarter ended June 30, 2009. Pre-employment drug testing, which accounted for approximately 6% of our total clinical testing volume, declined 24% and reduced consolidated volume by 1.7%. The volume decrease in pre-employment drug testing is principally due to reduced hiring by employers served by this business. In addition, our decision to exit certain laboratory management agreements that did not meet our profitability thresholds reduced volume by 0.7%. Lastly, the second quarter of 2009 had fewer business days than the prior year which we estimate reduced volume by 0.6%. After giving consideration to these factors, underlying volume grew about 2.5% for the quarter ended June 30, 2009, up from approximately 1.5% growth in the first quarter of 2009. Revenue per requisition increased 4.6% for the three months ended June 30, 2009, with the increase continuing to be primarily driven by a positive test mix and a benefit of about 0.5% from the Medicare laboratory fee increase which went into effect January 1, 2009.

          For the six months ended June 30, 2009, clinical testing revenues grew 3.1% above the prior year level. Pre-employment drug testing reduced revenues by about 0.7%. Clinical testing volume, measured by the number of requisitions, decreased 1.2% for the six months ended June 30, 2009. Pre-employment drug testing, which accounted for 5% of our total clinical testing volume, declined 25% and reduced consolidated volume by 1.7%. The volume decrease in pre-employment drug testing is principally due to reduced hiring by employers served by this business. In addition, our decision to exit certain laboratory management agreements that did not meet our profitability thresholds reduced volume by 0.8%. Lastly, the six months ended June 30, 2009 had fewer business days than the prior year which we estimate reduced volume by 0.7%. After giving consideration to these factors, underlying volume grew about 2.0% for the six months ended June 30, 2009. Revenue per requisition increased 4.4% for the six months ended June 30, 2009, with the increase primarily driven by a positive test mix and a benefit of about 0.5% from the Medicare laboratory fee increase which went into effect January 1, 2009.

          Our businesses other than clinical laboratory testing accounted for approximately 8% of our net revenues for the three and six months ended June 30, 2009. These businesses include our risk assessment services business, our clinical trials testing business, our healthcare information technology business, MedPlus, and our diagnostic products business. These businesses contain most of our international operations and, in the aggregate, reported revenues for the three and six ended June 30, 2009 were 1.8% and 4.7%, respectively, below the prior year periods, with the decline more than accounted for by the impact of foreign exchange rates which reduced the combined revenues of these businesses by approximately 6% and 7%, respectively, for the three and six months ended June 30, 2009.

          Operating Costs and Expenses

          Total operating costs and expenses for the three months ended June 30, 2009 increased $12.7 million compared to the second quarter of 2008, and decreased as a percentage of net revenues to 81% compared to 83% in 2008. Total operating costs and expenses for the six months ended June 30, 2009 decreased $4.8 million from the prior year period and decreased as a percentage of net revenues to 82% compared to 84% in 2008. Lower testing volume in our clinical testing business, actions we have taken to improve our operating efficiency and reduce the size of our workforce, and discrete cost containment actions taken during the first half of 2009 have enabled us to realize reduced costs year-to-date and a modest cost increase for the quarter on increased net revenues. These efforts, coupled with higher revenue per requisition, served to reduce operating costs and expenses as a percentage of net revenues.

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 57.9% of net revenues for the three months ended June 30, 2009, decreasing from 59.0% of net revenues in the prior year period. For the six months ended June 30, 2009, cost of services, as a percentage of net revenues, was 58.1% of net revenues, decreasing from 59.1% of net revenues in the prior year period. These improvements over the prior year reflect actions taken to reduce our cost structure and higher revenue per requisition.

          Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense, and general management and administrative support, were 23.6% of net revenues for the three months ended June 30, 2009, compared to 23.8% in the prior year period. For the six months ended June 30, 2009, selling, general and administrative expenses, as a percentage of net revenues, decreased to 23.5% from 24.1% in the prior year period. These improvements were primarily due to actions taken to reduce our cost structure and higher revenue per requisition.

          For both the three months ended June 30, 2009 and 2008, bad debt expense was 4.4% of net revenues. For the six months ended June 30, 2009, bad debt expense was 4.5% compared to 4.6% of net revenues in the prior year period. Continued progress in our billing and collection processes has resulted in stable bad debt, and improvements in days sales outstanding and the cost of our billing operation. With our disciplined approach, we expect to see continued strong performance in our billing and collection metrics, despite a slowing economy.

          Other operating income, net represents miscellaneous income and expense items related to operating activities, including gains and losses associated with the disposal of operating assets and provisions for restructurings and other special charges. For the three and six months ended June 30, 2009, other operating income, net includes a $15.5 million second quarter gain related to an insurance settlement for storm related losses.

          Operating Income

          Operating income for the three months ended June 30, 2009 was $359 million, or 18.9% of net revenues, compared to $308 million, or 16.8% of net revenues, in the prior year period. For the six months ended June 30, 2009, operating income was $680 million, or 18.3% of net revenues, compared to $588 million, or 16.2% of net revenues in the prior year period. The improvements in operating income, as a percentage of net revenues, were primarily due to a more profitable revenue mix, resulting in higher revenue per requisition and progress we are making with our cost reduction program, as well as discrete cost containment actions we took during the first quarter of 2009. In addition, operating income for the three and six months ended June 30, 2009 includes a $15.5 million gain related to an insurance settlement for storm related losses, which contributed approximately 80 basis points and 40 basis points, respectively, to the improvement in operating income as a percentage of net revenues. The operating income percentage for the three and six months ended June 30, 2009 also reflects the impact of the various items which served to reduce cost of services and selling, general and administrative expenses as a percentage of net revenues.

          Other Income (Expense)

          Interest expense, net for the three and six months ended June 30, 2009 decreased $9 million and $17 million, respectively, compared to the prior year periods. These decreases were primarily due to lower interest rates on our variable-interest rate debt, as well as lower average outstanding debt balances in the first half of 2009, compared to the prior year periods.

          Other (expense) income, net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the three and six months ended June 30, 2009, other (expense) income, net includes a charge of $7.0 million associated with the write-down of an investment and a $6.3 million charge associated with the early extinguishment of debt.

          Income Tax Expense

          The effective income tax rate for the three and six months ended June 30, 2009 was above the prior year periods by 1.2% and 0.7%, respectively. These increases were primarily due to the favorable resolution of certain tax contingencies in the second quarter of 2008.

          Discontinued Operations

          Income from discontinued operations, net of taxes, for the three months ended June 30, 2009 was $0.1 million, or $0.00 per diluted share, compared to a loss of $0.9 million, or $0.01 per diluted share in 2008. Loss from discontinued operations, net of taxes, for the six months ended June 30, 2009 was $1.6 million, or $0.01 per diluted share, compared to $2.0 million, or $0.01 per diluted share in the prior year. On April 15, 2009, the Company finalized the resolution of the previously disclosed federal government investigation related to NID, a test kit subsidiary voluntarily closed in 2006, and entered into a settlement agreement with the federal government. In the second quarter of 2009, payments totaling $308 million, which had been previously reserved, were funded out of cash on-hand and available credit facilities. See Note 8 and Note 9 to the interim consolidated financial statements for further details.

          Quantitative and Qualitative Disclosures About Market Risk

          We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. We believe that our exposures to foreign exchange impacts and changes in commodities prices are not material to our consolidated financial condition or results of operations. See Note 4 to the interim consolidated financial statements for additional discussion of our financial instruments and hedging activities.

          At June 30, 2009 and December 31, 2008, the fair value of our debt was estimated at approximately $3.1 billion and $2.9 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At June 30, 2009, the estimated fair value exceeded the carrying value of the debt by $31 million. At December 31, 2008, the carrying value exceeded the estimated fair value of the debt by $155 million. A hypothetical 10% increase in interest rates on our total debt portfolio (representing approximately 45 and 53 basis points at June 30, 2009 and December 31, 2008, respectively) would potentially reduce the estimated fair value of our debt by approximately $66 million and $75 million at June 30, 2009 and December 31, 2008, respectively.

          Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility and our term loan due May 2012 are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest rates on our senior unsecured revolving credit facility and term loan due May 2012 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing costs under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of June 30, 2009, the borrowing rates under these credit facilities were: for our secured receivables credit facility, 1.28%; for our senior unsecured credit facility, LIBOR plus 0.40%; and for our term loan due May 2012, LIBOR plus 0.50%. At June 30, 2009, the weighted average LIBOR rate was 0.31%. At June 30, 2009, there was $1.1 billion outstanding under our term loan due May 2012, $200 million outstanding under our $500 million secured receivables credit facility and no borrowings outstanding under our $750 million senior unsecured revolving credit facility.

          We have entered into various variable-to-fixed interest rate swap agreements, whereby we fixed the interest rates on a portion of our term loan due May 2012 for periods ranging through October 2009. As of June 30, 2009, variable-to-fixed interest rate swap agreements on $200 million of the term loan due May 2012 remain in place through October 2009 with fixed interest rates ranging from 5.13% to 5.27%. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing approximately 5 basis points) would impact annual net interest expense by approximately $1 million, assuming no changes to the debt outstanding at June 30, 2009.

          The fair value of the interest rate swap agreements at June 30, 2009 was a liability of $3.9 million. A hypothetical 10% increase or decrease in interest rates (representing approximately 8 basis points) would not have a material impact on the fair value of the liability of these instruments at June 30, 2009.

          For details regarding our outstanding debt, see Note 5 to the interim consolidated financial statements and Note 9 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2008. For details regarding our financial instruments, see Note 4 to the interim consolidated financial statements.

          Risk Associated with Investment Portfolio

          Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying values of our available-for-sale equity securities and privately held securities were $8 million at June 30, 2009.

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

          Fair Value Measurements

          On January 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). Adoption of this accounting standard did not have a material effect on our financial position, results of operations or cash flows. See Note 2 to the interim consolidated financial statements for further details.

          Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at June 30, 2009 totaled $119 million compared to $254 million at December 31, 2008. Cash and cash equivalents consist of highly liquid short-term investments, including time deposits with highly-rated banks, and various insured money market funds, including those that invest in U.S. Treasury securities. For the six months ended June 30, 2009, cash flows from operating activities of $264 million, together with cash on-hand, were used to fund investing and financing activities of $94 million and $304 million, respectively. Cash and cash equivalents at June 30, 2008 totaled $143 million, compared to $168 million at December 31, 2007. For the six months ended June 30, 2008, cash flows from operating activities of $371 million, together with cash on-hand, were used to fund investing and financing activities of $69 million and $326 million, respectively.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for the six months ended June 30, 2009 was $264 million compared to $371 million in the prior year period. For the six months ended June 30, 2009, cash flows from operating activities includes second quarter 2009 payments totaling $308 million associated with the final settlement agreement related to the federal government’s investigation related to NID (see Note 8). After giving consideration to the settlement payments, underlying cash flows from operating activities exceeded the prior year level, primarily driven by higher earnings in the current year. Days sales outstanding, a measure of billing and collection efficiency, were 43 days at June 30, 2009 compared to 46 days at June 30, 2008 and 44 days at December 31, 2008.

          Cash Flows from Investing Activities

          Net cash used in investing activities for the six months ended June 30, 2009 was $94 million, consisting principally of capital expenditures of $76 million.

          Net cash used in investing activities for the six months ended June 30, 2008 was $69 million, consisting principally of capital expenditures of $95 million, partially offset by $23 million related to the receipt of a payment from an escrow fund established at the time of an acquisition in 2007, and proceeds from the sale of an investment in the first quarter of 2008.

          Cash Flows from Financing Activities

          Net cash used in financing activities for the six months ended June 30, 2009 was $304 million, consisting primarily of purchases of treasury stock totaling $250 million, dividend payments of $38 million and a decrease in book overdrafts of $20 million, partially offset by $19 million in proceeds from the exercise of stock options, including related tax benefits. The $250 million of treasury stock purchases represents 5.6 million shares of our common stock purchased at an average price of $44.48 per share. Cash flows from financing activities for the six months ended June 30, 2009 also included a net reduction of debt of $1 million, consisting of $510 million of borrowings and $511 million of repayments. Borrowings under our secured receivables credit facility totaled $510 million and were used primarily to fund the NID settlement payments totaling $308 million and $150 million to fund the retirement of debt in connection with our June 2009 debt tender. Debt repayments of $511 million consisted primarily of the repayment of $310 million on our secured receivables credit facility, and $174 million aggregate principal amount of our 5.125% senior notes due 2010 and $26 million aggregate principal amount of our 7.50% senior notes due 2011.

          Net cash used in financing activities for the six months ended June 30, 2008 was $326 million, consisting primarily of net reductions of debt of $284 million and dividend payments of $39 million. Net debt reductions included the repayment of $168 million on our term loan due May 31, 2012, $120 million on our secured receivables credit facility and $15 million on our term loan due December 31, 2008, offset partially by borrowings of $20 million on our secured receivables credit facility.

          Dividend Program

          During each of the quarters of 2009 and 2008, our Board of Directors declared a quarterly cash dividend of $0.10 per common share. On May 14, 2009, our Board of Directors declared a quarterly cash dividend per common share of $0.10, paid on July 20, 2009. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchase Plan

          In January 2009, our Board of Directors authorized $500 million of additional share repurchases. The share repurchase authorization has no set expiration or termination date. We did not repurchase any shares of our common stock during the three months ended June 30, 2009. For the six months ended June 30, 2009, we repurchased 5.6 million shares of our common stock at an average price of $44.48 per share for $250 million, including 4.5 million shares repurchased from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $44.33 per share for $200 million. For the three and six months ended June 30, 2009, the Company reissued 0.4 million shares and 0.9 million shares, respectively, for employee benefit plans. Since its inception in May 2003, we have repurchased approximately 55 million shares of our common stock at an average price of $45.33 for $2.5 billion under our share repurchase program. At June 30, 2009, $250 million of share repurchase authorization remained available.

          Contractual Obligations and Commitments

          The following table summarizes certain of our contractual obligations as of June 30, 2009:

	Payments due by period

	(in thousands)
Contractual Obligations	Total	Remainder of 2009	1-3 years	3 –5 years	After 5 years

Outstanding debt	$3,065,525	$201,800	$1,006,675	$560,000	$1,297,050
Capital lease obligations	17,211	1,566	3,222	1,974	10,449
Interest payments on outstanding debt	1,305,062	66,399	236,214	166,289	836,160
Operating leases	713,194	98,601	285,005	139,235	190,353
Purchase obligations	110,218	29,369	69,984	10,396	469

Total contractual obligations	$5,211,210	$397,735	$1,601,100	$877,894	$2,334,481

          Interest payments on our outstanding debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of June 30, 2009 applied to the June 30, 2009 balances, which are assumed to remain outstanding through their maturity dates.

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

          As of June 30, 2009, our total liabilities for unrecognized tax benefits were approximately $120 million, which were excluded from the table above. The increase in liabilities for unrecognized tax benefits since December 31, 2008 is primarily due to certain unrecognized tax benefits of $57 million associated with the NID settlement. We believe it is reasonably possible that our liabilities for unrecognized tax benefits may decrease by approximately $5 million within the next twelve months, primarily as a result of the expiration of statues of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 4 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

          Our credit agreements and our term loan due May 2012 contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of June 30, 2009, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

          As of June 30, 2009, $1.1 billion of borrowing capacity was available under our existing credit facilities, consisting of $300 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. Our secured receivables credit facility matures on December 11, 2009. If we are unable to refinance or extend the term of our current secured receivables credit facility, we may need to utilize our senior unsecured revolving credit facility or seek additional financing through other financing arrangements.

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

          Impact of New Accounting Standards

          In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 165, “Subsequent Events,” and SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).” The impact of these accounting standards is discussed in Note 1 to the interim consolidated financial statements.

          Forward-Looking Statements

          Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue”. These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could significantly cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, adverse results from pending or future government investigations, lawsuits or private actions, the competitive environment, changes in government regulations, changing relationships with customers, payers, suppliers and strategic partners and other factors discussed in “Business” in Part I, Item 1, “Risk Factors” and “Cautionary Factors That May Affect Future Results” in Item I, Part 1A, “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A in our 2008 Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Risk Factors” in Part II, Item 1A in our 2009 Quarterly Reports on Form 10-Q and other items throughout the 2008 Form 10-K and our 2009 Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

(b)

During the second quarter of 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

          See Note 8 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 1A.	Risk Factors

          In addition to the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, investors should consider the following risk factor before deciding to invest in any securities issued by the Company.

If we fail to comply with the requirements of our corporate integrity agreement, we could be subject to suspension or termination from participation in federal healthcare programs and substantial monetary penalties.

          As part of a settlement with the U.S. Department of Justice and other federal government agencies, in April 2009 the Company entered into a five-year Corporate Integrity Agreement with the U.S. Department of Health and Human Services Office of Inspector General. The Corporate Integrity Agreement provides, among other things, that the Company continue to maintain a compliance program, overseen by the Company’s Board of Directors, regarding federal healthcare program requirements and FDA requirements, including written policies and procedures, a written Code of Conduct and employee training and education. The Company is subject to periodic reporting, external review and certification requirements regarding compliance with the Corporate Integrity Agreement. Failure of the Company to comply with the obligations under the Corporate Integrity Agreement could result in exclusion from participation in certain federal healthcare programs, financial penalties and damage to the Company’s reputation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the second quarter of 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

April 1, 2009 – April 30, 2009
Share Repurchase Program (A)	—	$—	—	$250,041
Employee Transactions (B)	124	$50.56	N/A	N/A
May 1, 2009 – May 31, 2009
Share Repurchase Program (A)	—	$—	—	$250,041
Employee Transactions (B)	9,957	$50.92	N/A	N/A
June 1, 2009 – June 30, 2009
Share Repurchase Program (A)	—	$—	—	$250,041
Employee Transactions (B)	178	$52.77	N/A	N/A
Total
Share Repurchase Program (A)	—	$—	—	$250,041
Employee Transactions (B)	10,259	$50.95	N/A	N/A

(A)

In January 2009, our Board of Directors authorized the Company to repurchase an additional $500 million of the Company’s common stock. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $2.8 billion of share repurchases of our common stock through June 30, 2009. The share repurchase authorization has no set expiration or termination date.

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

Item 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Shareholders of the Company was held on May 14, 2009. At the meeting, the matters described below were approved by the shareholders.

(b)	The following nominees for the office of director were elected for terms expiring at the 2012 Annual Meeting of Shareholders, by the following votes:

	For	Against	Abstain

Jenne K. Britell, Ph.D.	163,343,417	4,198,266	396,745

Gail R. Wilensky, Ph.D.	161,639,429	5,879,270	419,872

Mr. John B. Ziegler	161,586,592	5,916,218	435,613

The following persons continue as directors:

John C. Baldwin, M.D.
Mr. William F. Buehler
Ms. Rosanne Haggerty
Surya N. Mohapatra, Ph.D.
Mr. Gary M. Pfeiffer
Daniel C. Stanzione, Ph.D.

(c)	The amendments to the Employee Long-Term Incentive Plan were approved by the following votes:

For	Against	Abstain	Broker Non-Vote
141,605,222	14,803,576	413,435	11,116,338

(d)	The amendments to the Long-Term Incentive Plan for Non-Employee Directors were approved by the following votes:

For	Against	Abstain	Broker Non-Vote
142,281,233	13,816,658	724,343	11,116,337

(e)

The ratification of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2009, was approved by the following votes:

For	Against	Abstain
165,510,615	2,143,193	284,625

Item 6.	Exhibits

Exhibits:

	10.1	Amendment dated June 26, 2009 to the Stockholders Agreement dated as of August 16, 1999 between Quest Diagnostics Incorporated and SmithKline Beecham plc

	31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	101.INS	dgx-20090630.xml

	101.SCH	dgx-20090630.xsd

	101.CAL	dgx-20090630_cal.xml

	101.DEF	dgx-20090630_def.xml

	101.LAB	dgx-20090630_lab.xml

	101.PRE	dgx-20090630_pre.xml

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 28, 2009
Quest Diagnostics Incorporated

By	/s/	Surya N. Mohapatra

Surya N. Mohapatra, Ph.D.
Chairman of the Board, President and
Chief Executive Officer

By	/s/	Robert A. Hagemann

Robert A. Hagemann
Senior Vice President and
Chief Financial Officer