Form 10-Q
period 2009-09-30
QUEST DIAGNOSTICS INC
filed 2009-10-27
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009
Commission file number 001-12215

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

As of October 21, 2009, there were 184,900,647 outstanding shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net revenues	$1,897,146	$1,826,603	$5,606,970	$5,449,141

Operating costs and expenses:
Cost of services	1,097,535	1,073,123	3,251,236	3,215,231
Selling, general and administrative	441,569	428,179	1,314,626	1,301,294
Amortization of intangible assets	9,154	8,790	27,536	27,970
Other operating expense (income), net	608	(424)	(15,146)	(673)

Total operating costs and expenses	1,548,866	1,509,668	4,578,252	4,543,822

Operating income	348,280	316,935	1,028,718	905,319

Other income (expense):
Interest expense, net	(33,065)	(43,134)	(109,319)	(136,183)
Equity earnings in unconsolidated joint ventures	8,572	7,530	25,524	23,121
Other income (expense), net	2,450	(12,409)	(9,354)	(12,898)

Total non-operating expenses, net	(22,043)	(48,013)	(93,149)	(125,960)

Income from continuing operations before taxes	326,237	268,922	935,569	779,359
Income tax expense	125,145	100,642	358,869	293,287

Income from continuing operations	201,092	168,280	576,700	486,072
Income (loss) from discontinued operations, net of taxes	543	(48,934)	(1,040)	(50,911)

Net income	201,635	119,346	575,660	435,161
Less: Net income attributable to noncontrolling interests	9,416	8,604	28,139	23,484

Net income attributable to Quest Diagnostics	$192,219	$110,742	$547,521	$411,677

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$191,676	$159,676	$548,561	$462,588
Income (loss) from discontinued operations, net of taxes	543	(48,934)	(1,040)	(50,911)

Net income	$192,219	$110,742	$547,521	$411,677

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$1.03	$0.82	$2.93	$2.37
Income (loss) from discontinued operations	-	(0.25)	(0.01)	(0.26)

Net income	$1.03	$0.57	$2.92	$2.11

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$1.02	$0.81	$2.91	$2.35
Income (loss) from discontinued operations	-	(0.25)	(0.01)	(0.26)

Net income	$1.02	$0.56	$2.90	$2.09

Weighted average common shares outstanding:
Basic	185,124	194,971	186,587	194,547
Diluted	187,164	197,190	188,288	196,364

Dividends per common share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(in thousands, except per share data)

	September 30, 2009	December 31, 2008

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$247,033	$253,946
Accounts receivable, net of allowance for doubtful accounts of $251,475 and $261,334 at September 30, 2009 and December 31, 2008, respectively	888,288	832,873
Inventories	80,857	102,125
Deferred income taxes	154,983	218,419
Prepaid expenses and other current assets	99,521	89,456

Total current assets	1,470,682	1,496,819
Property, plant and equipment, net	831,946	879,687
Goodwill, net	5,090,776	5,054,926
Intangible assets, net	829,653	827,403
Other assets	142,668	144,995

Total assets	$8,365,725	$8,403,830

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$886,973	$1,219,619
Short-term borrowings and current portion of long-term debt	103,872	5,142

Total current liabilities	990,845	1,224,761
Long-term debt	2,877,734	3,078,089
Other liabilities	559,039	475,846
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both September 30, 2009 and December 31, 2008; 214,111 shares and 214,113 shares issued at September 30, 2009 and December 31, 2008, respectively	2,141	2,141
Additional paid-in capital	2,283,384	2,262,065
Retained earnings	3,053,421	2,561,679
Accumulated other comprehensive loss	(13,932)	(68,068)
Treasury stock, at cost; 29,320 shares and 23,739 shares at September 30, 2009 and December 31, 2008, respectively	(1,412,248)	(1,152,921)

Total Quest Diagnostics stockholders’ equity	3,912,766	3,604,896
Noncontrolling interests	25,341	20,238

Total stockholders’ equity	3,938,107	3,625,134

Total liabilities and stockholders’ equity	$8,365,725	$8,403,830

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(unaudited)
(in thousands)

	Nine Months Ended September 30,

	2009	2008

Cash flows from operating activities:
Net income	$575,660	$435,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	193,662	198,828
Provision for doubtful accounts	249,332	248,002
Provision for restructuring and other special charges	-	72,650
Deferred income tax provision (benefit)	58,948	(21,148)
Stock-based compensation expense	53,330	49,566
Excess tax benefits from stock-based compensation arrangements	(3,190)	(2,084)
Other, net	10,899	2,046
Changes in operating assets and liabilities:
Accounts receivable	(304,046)	(259,649)
Accounts payable and accrued expenses	82,511	(489)
Integration, settlement and other special charges	(328,079)	(6,066)
Income taxes payable	13,317	8,688
Other assets and liabilities, net	34,755	(25,378)

Net cash provided by operating activities	637,099	700,127

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(16,603)	19,333
Capital expenditures	(117,033)	(140,161)
(Increase) decrease in investments and other assets	(6,557)	4,345

Net cash used in investing activities	(140,193)	(116,483)

Cash flows from financing activities:
Proceeds from borrowings	510,000	21,484
Repayments of debt	(617,806)	(434,907)
(Decrease) increase in book overdrafts	(16,386)	1,420
Purchases of treasury stock	(349,991)	-
Exercise of stock options	46,576	27,948
Excess tax benefits from stock-based compensation arrangements	3,190	2,084
Dividends paid	(56,226)	(58,402)
Distributions to noncontrolling interests	(23,036)	(23,685)
Financing costs paid	(140)	(501)

Net cash used in financing activities	(503,819)	(464,559)

Net change in cash and cash equivalents	(6,913)	119,085

Cash and cash equivalents, beginning of period	253,946	167,594

Cash and cash equivalents, end of period	$247,033	$286,679

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

Basis of Presentation

          The interim consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of financial condition, results of operations, and cash flows for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2008 Annual Report on Form 10-K.

          In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States (“GAAP”) recognized by the FASB in the preparation of financial statements. The ASC does not supersede the rules or regulations of the Securities and Exchange Commission (“SEC”), therefore, the rules and interpretive releases of the SEC continue to be additional sources of GAAP for the Company. The Company adopted the ASC as of July 1, 2009. The ASC does not change GAAP and did not have an effect on the Company’s financial position, results of operations or cash flows.

          On January 1, 2009, the Company adopted a new accounting standard issued by the FASB that establishes accounting and reporting standards for noncontrolling interests in a subsidiary in consolidated financial statements. In accordance with this new standard, the Company has provided a new presentation on the face of the consolidated financial statements to separately classify noncontrolling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and noncontrolling interests in the consolidated statements of operations, comprehensive income and changes in equity for all periods presented. The adoption of this standard did not impact earnings per share attributable to Quest Diagnostics’ common stockholders.

Use of Estimates

          The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Earnings Per Share

          On January 1, 2009, the Company adopted a new accounting standard related to determining whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. Pursuant to this standard, the Company’s unvested restricted common stock and unvested restricted stock units that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in the earnings allocation in computing earnings per share using the two-class method for all periods presented.

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

          The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$191,676	$159,676	$548,561	$462,588
Income (loss) from discontinued operations	543	(48,934)	(1,040)	(50,911)

Net income available to Quest Diagnostics’ common stockholders	$192,219	$110,742	$547,521	$411,677

Income from continuing operations	$191,676	$159,676	$548,561	$462,588
Less: Earnings allocated to participating securities	682	340	1,576	960

Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$190,994	$159,336	$546,985	$461,628

Weighted average common shares outstanding – basic	185,124	194,971	186,587	194,547
Effect of dilutive securities:
Stock options and performance share units	2,040	2,219	1,701	1,817

Weighted average common shares outstanding – diluted	187,164	197,190	188,288	196,364

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$1.03	$0.82	$2.93	$2.37
Income (loss) from discontinued operations	-	(0.25)	(0.01)	(0.26)

Net income	$1.03	$0.57	$2.92	$2.11

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$1.02	$0.81	$2.91	$2.35
Income (loss) from discontinued operations	-	(0.25)	(0.01)	(0.26)

Net income	$1.02	$0.56	$2.90	$2.09

          Stock options and performance share units of 3.2 million shares and 4.3 million shares for the three and nine months ended September 30, 2009, respectively, were not included due to their antidilutive effect.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Stock options and performance share units of 1.0 million shares and 3.2 million shares for the three and nine months ended September 30, 2008, respectively, were not included due to their antidilutive effect.

          Subsequent Events

          The management of the Company has evaluated the period after the balance sheet date up through October 26, 2009, which is the date that the consolidated financial statements were issued, and determined that there were no subsequent events or transactions that required recognition or disclosure in the consolidated financial statements.

          New Accounting Standards

          On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to accounting for business combinations using the acquisition method of accounting (previously referred to as the purchase method). Among the significant changes, this standard requires a redefining of the measurement date of a business combination, expensing direct transaction costs as incurred, capitalizing in-process research and development costs as an intangible asset and recording a liability for contingent consideration at the measurement date with subsequent re-measurements recorded in the results of operations. This standard also requires costs for business restructuring and exit activities related to the acquired company to be included in the post-combination financial results of operations and also provides new guidance for the recognition and measurement of contingent assets and liabilities in a business combination. In addition, this standard requires several new disclosures, including the reasons for the business combination, the factors that contribute to the recognition of goodwill, the amount of acquisition related third-party expenses incurred, the nature and amount of contingent consideration, and a discussion of pre-existing relationships between the parties. Transaction costs for potential business combinations that had not closed by December 31, 2008 were written off on January 1, 2009 and were not material.

          The application of this standard is likely to have a significant impact on how the Company allocates the purchase price of prospective business combinations, including the recognition and measurement of assets acquired and liabilities assumed and the expensing of direct transaction costs and costs to integrate the acquired business.

          On January 1, 2009, the Company adopted a new accounting standard issued by the FASB that establishes accounting and reporting standards for noncontrolling interests in a subsidiary in consolidated financial statements, including deconsolidation of a subsidiary. This standard requires entities to record the acquisition of noncontrolling interests in subsidiaries initially at fair value. In accordance with the requirements of this standard, the Company has provided a new presentation on the face of the consolidated financial statements to separately classify noncontrolling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and noncontrolling interests in the consolidated statements of operations, comprehensive income and changes in equity for all periods presented. The adoption of this standard did not impact earnings per share attributable to Quest Diagnostics’ common stockholders. There were no changes in the Company’s ownership interests in subsidiaries or deconsolidation of subsidiaries for the three or nine months ended September 30, 2009.

          On January 1, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure of derivative instruments and hedging activities. This standard expanded the disclosure requirements about an entity’s derivative financial instruments and hedging activities, including qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

          Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

applied on a prospective basis and did not have a material impact on the Company’s consolidated financial statements.

          Effective June 30, 2009, the Company adopted a newly issued accounting standard related to accounting for and disclosure of subsequent events in its consolidated financial statements. This standard provides the authoritative guidance for subsequent events that was previously addressed only in United States auditing standards. This standard establishes general accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires the Company to disclose the date through which it has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. This standard does not apply to subsequent events or transactions that are within the scope of other applicable GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

          In June 2009, the FASB issued an amendment to the accounting standards related to the consolidation of variable interest entities (“VIE”). This standard provides a new approach for determining which entity should consolidate a VIE, how and when to reconsider the consolidation or deconsolidation of a VIE and requires disclosures about an entity’s significant judgments and assumptions used in its decision to consolidate or not consolidate a VIE. Under this standard, the new consolidation model is a more qualitative assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIE’s economic performance and has the obligation to absorb losses or the right to receive benefits that could be potentially significant to the VIE. This standard is effective for the Company as of January 1, 2010 and the Company does not expect the impact of its adoption to be material to its consolidated financial statements.

          In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its consolidated financial statements.

          In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

          In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

2.	FAIR VALUE MEASUREMENTS

          The Company determines fair value measurements used in its consolidated financial statements based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs, as determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company has used the most advantageous market, which is the market in which the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement.

          Inputs used in the valuation techniques to derive fair values are classified based on a three-level hierarchy. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

          Level 1: Quoted prices in active markets for identical assets or liabilities.

          Level 2: Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

          Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

          The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis.

		Basis of Fair Value Measurements

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs

	September 30, 2009	Level 1	Level 2	Level 3

Assets:
Trading securities	$30,052	$30,052	$-	$-
Cash surrender value of life insurance policies	15,456	-	15,456	-
Foreign currency forward contracts	5,197	-	5,197	-

Total	$50,705	$30,052	$20,653	$-

Liabilities:
Deferred compensation liabilities	$49,238	$-	$49,238	$-
Interest rate swaps	2,148	-	2,148	-
Forward starting interest rate swaps	13,300	-	13,300	-
Foreign currency forward contracts	2,133	-	2,133	-

Total	$66,819	$-	$66,819	$-

          The Company offers certain employees the opportunity to participate in a supplemental deferred compensation plan. A participant’s deferrals, together with Company matching credits, are invested in a variety of participant-directed stock and bond mutual funds that are classified as trading securities, as well as Company common stock. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation. The deferred compensation liabilities are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the trading securities.

          The Company offers certain employees the opportunity to participate in a non-qualified deferred compensation program. A participant’s deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding the program’s liability. Changes in the cash surrender value of the life insurance policies are based upon earnings and changes in the value of the underlying investments. Changes in the fair value of the deferred compensation obligation are derived using quoted prices in active markets based on the market price per unit multiplied by the number of units. The cash surrender value and the deferred compensation obligations are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the hypothetical investments.

          The fair value measurements of foreign currency forward contracts are obtained from a third-party pricing service. The fair value measurements of the Company’s interest rate swaps and forward starting interest rate swaps are model-derived valuations as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present and future market conditions. The Company does not believe that the changes in the fair values of these derivative financial instruments will materially differ from the amounts that could be realized upon settlement or maturity, or that the changes in fair value will have a material effect on its results of operations, liquidity and capital resources.

          In the second quarter of 2009, the Company recorded a charge of $7.0 million associated with the write-down of an investment due to the uncertainty of recoverability from an other-than-temporary impairment loss. A fair value measurement, using significant unobservable inputs, has been applied to this asset on a non-recurring basis.

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At September 30, 2009 and December 31, 2008, the fair value of the Company’s debt was estimated at approximately $3.2 billion and $2.9 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At September 30, 2009, the estimated fair value exceeded the carrying value of the debt by $193 million. At December 31, 2008, the carrying value exceeded the estimated fair value of the debt by $155 million.

3.	GOODWILL AND INTANGIBLE ASSETS

          The changes in goodwill, net for the nine months ended September 30, 2009 and for the year ended December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008

Balance at beginning of period	$5,054,926	$5,220,104
Goodwill acquired during the year	25,434	9,260
Other purchase accounting adjustments	(21,195)	(120,105)
Increase (decrease) related to foreign currency translation	31,611	(54,333)

Balance at end of period	$5,090,776	$5,054,926

          Approximately 90% of the Company’s goodwill as of September 30, 2009 and December 31, 2008 was associated with its clinical testing business.

          For the nine months ended September 30, 2009 and for the year ended December 31, 2008, goodwill acquired during the year was associated with several immaterial acquisitions. For the nine months ended September

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

30, 2009, other purchase accounting adjustments were primarily related to a payment received from an escrow fund established at the time of an acquisition in 2007. For the year ended December 31, 2008, other purchase accounting adjustments were primarily due to changes in estimates regarding the realization of certain pre-acquisition net operating loss carryforwards, the reduction in certain acquired pre-acquisition tax loss contingencies, and a payment received in 2008 from an escrow fund established at the time of an acquisition in 2007.

          Intangible assets at September 30, 2009 and December 31, 2008 consisted of the following:

	Weighted Average Amortization Period	September 30, 2009			December 31, 2008

Amortizing intangible assets:		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Customer-related intangibles	19 years	$599,456	$(122,331)	$477,125	$585,963	$(99,384)	$486,579
Non-compete agreements	5 years	54,752	(49,755)	4,997	54,382	(48,298)	6,084
Other	12 years	65,336	(17,878)	47,458	53,934	(13,258)	40,676

Total	19 years	719,544	(189,964)	529,580	694,279	(160,940)	533,339

Intangible assets not subject to amortization:
Tradenames		300,073	-	300,073	294,064	-	294,064

Total intangible assets		$1,019,617	$(189,964)	$829,653	$988,343	$(160,940)	$827,403

          Amortization expense related to intangible assets was $9.2 million and $8.8 million for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, amortization expense related to intangible assets was $27.5 million and $28.0 million, respectively.

          The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2009 is as follows:

Fiscal Year Ending December 31,

Remainder of 2009	$9,545
2010	37,924
2011	37,653
2012	36,362
2013	35,365
2014	34,517
Thereafter	338,214

Total	$529,580

4.	FINANCIAL INSTRUMENTS

          The Company uses derivative financial instruments to manage its exposure to market risks for changes in interest rates and foreign currency. This strategy includes the use of interest rate swap agreements, forward starting interest rate swap agreements and foreign currency forward contracts to manage its exposure to movements in interest and currency rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These policies prohibit holding or issuing derivative financial instruments for speculative or trading purposes. The Company does not enter into derivative financial instruments that contain credit-risk-related contingent features or requirements to post collateral.

          Interest Rate Risk

          The Company is exposed to interest rate risk on its cash and cash equivalents and its debt obligations. Interest income earned on cash and cash equivalents may fluctuate as interest rates change, however, due to their relatively short maturities, the Company does not hedge these assets and the impact of interest rate risk is not

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

material. The Company’s debt obligations consist of fixed-rate and variable-rate debt instruments. The Company’s objective is to mitigate the variability in cash outflows that result from changes in interest rates by maintaining a balanced mix of fixed-rate and variable-rate debt obligations. In order to achieve these objectives, the Company has entered into interest rate swaps on a portion of one of its variable-rate debt obligations to make that portion a fixed-rate debt instrument. As of September 30, 2009, the interest rate swaps allowed the Company to receive variable rates of interest based on three-month LIBOR plus an agreed upon spread of 50 basis points and pay fixed rates of interest ranging from 5.13% to 5.27% on notional amounts aggregating $200 million. As of September 30, 2009, the three-month LIBOR rate on these financial instruments was 1.05%.

          During the third quarter of 2009, the Company entered into various forward starting interest rate swap agreements for an aggregate notional amount of $400 million. The forward starting interest rate swap agreements have fixed interest rates ranging from 4.120% to 4.575%. The forward starting interest rate swaps are 17 to 18 month forward agreements that cover a ten-year hedging period and were entered into to hedge part of the Company’s interest rate exposure associated with forecasted new debt issuances related to refinancing of certain debt maturing through 2011.

          These interest rate swaps and forward starting interest rate swaps are accounted for as cash flow hedges and the Company records the derivatives as either an asset or liability measured at its fair value. The effective portion of changes in the fair value of the derivatives is recorded in “accumulated other comprehensive loss.” If it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting and any deferred gains or losses related to a discontinued cash flow hedge shall continue to be reported in accumulated other comprehensive income (loss), unless it is probable that the forecasted transaction will not occur. Any deferred gains or losses shall be reclassified from accumulated other comprehensive income (loss) to the statement of operations in the same period or periods during which the hedged transaction affects earnings. The total loss, net of tax benefit, recognized in “accumulated other comprehensive loss” on the interest rate swaps and forward starting interest rate swaps as of September 30, 2009 and December 31, 2008 was $9 million and $3.6 million, respectively. The loss recognized on the swap agreements for the three and nine months ended September 30, 2009 and 2008, as a result of ineffectiveness, was not material. The periodic net cash settlements under the interest rate swaps are recorded in interest expense, net.

          Foreign Currency Risk

          The Company is exposed to market risk for changes in foreign exchange rates primarily under certain intercompany receivables and payables. Foreign exchange forward contracts are used to mitigate the exposure of the eventual net cash inflows or outflows resulting from these intercompany transactions. The objective is to hedge a portion of the forecasted foreign currency risk over a rolling 12-month time horizon to mitigate the eventual impacts of changes in foreign exchange rates on the cash flows of the intercompany transactions. As of September 30, 2009, the total notional amount of foreign currency forward contracts in U.S. dollars was $90.1 million and principally consists of contracts in Swedish krona and British pounds. Notional amounts represent the face amount of contractual arrangements and the basis on which currencies are exchanged and are not a measure of market or credit risk exposure. The Company does not designate these derivative instruments as hedges under current accounting standards unless the benefits of doing so are material. The Company’s foreign exchange exposure is not material to the Company’s consolidated financial condition or results of operations. The Company does not hedge its net investment in non-U.S. subsidiaries because it views those investments as long-term in nature.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below (in thousands):

	September 30, 2009		December 31, 2008

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives Designated as Hedging Instruments
Liability Derivatives:
Interest rate swaps	Other current liabilities	$2,148	Other current liabilities	$5,888
Forward starting interest rate swaps	Other current liabilities	13,300		-

Total		15,448		5,888

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Foreign currency forward contracts	Other current assets	5,197	Other current assets	2,617

Total		5,197		2,617

Liability Derivatives:
Foreign currency forward contracts	Other current liabilities	2,133	Other current liabilities	4,142

Total		2,133		4,142

Total Net Derivatives Liability		$12,384		$7,413

5.	DEBT

          Short-term borrowings and the current portion of long-term debt at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008

Borrowings under Secured Receivables Credit Facility	$100,000	$-
Current portion of long-term debt	3,872	5,142

Total short-term borrowings and current portion of long-term debt	$103,872	$5,142

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Long-term debt at September 30, 2009 and December 31, 2008 consisted of the following:

	September 30, 2009	December 31, 2008

Industrial Revenue Bonds due September 2009	$-	$1,800
Senior Notes due November 2010	226,264	399,724
Senior Notes due July 2011	248,457	274,724
Term Loan due May 2012	1,092,000	1,092,000
Senior Notes due November 2015	499,027	498,907
Senior Notes due July 2017	374,380	374,320
Senior Notes due July 2037	420,644	420,526
Debentures due June 2034	-	3,070
Other	20,834	18,160

Total	2,881,606	3,083,231
Less: current portion	3,872	5,142

Total long-term debt	$2,877,734	$3,078,089

          June 2009 Debt Tender

          On May 19, 2009, the Company commenced a cash tender offer to purchase up to $200 million aggregate principal amount of its 5.125% Senior Notes due 2010 and 7.50% Senior Notes due 2011 (collectively, the “Notes”). On June 16, 2009, the Company finalized its cash tender offer (the “June 2009 Debt Tender”) by purchasing approximately $174 million aggregate principal amount of its 5.125% Senior Notes Due 2010 and approximately $26 million aggregate principal amount of its 7.50% Senior Notes due 2011 that resulted in pre-tax losses of $4.8 million and $1.5 million, respectively. The aggregate pre-tax loss of $6.3 million includes the write-off of $0.5 million of deferred financing fees and unamortized discounts and cash payments of $5.8 million related to premiums and other costs to purchase the Notes and is included in “other income (expense), net.” The June 2009 Debt Tender was financed with cash on-hand and $150 million of borrowings under the Secured Receivables Credit Facility.

          Secured Receivables Credit Facility

          For the nine months ended September 30, 2009, the Company borrowed $510 million under its Secured Receivables Credit Facility primarily to fund second quarter payments totaling $308 million in connection with the previously disclosed settlement of the federal government investigation related to NID (see Note 9) and to fund $150 million of debt repayments in connection with the June 2009 Debt Tender. During the nine months ended September 30, 2009, the Company repaid $410 million on its Secured Receivables Credit Facility. At September 30, 2009, borrowings outstanding under the Secured Receivables Credit Facility totaled $100 million.

          As of September 30, 2009, long-term debt maturing in each of the years ending subsequent to September 30, 2010 is as follows:

Fiscal Year ending December 31,

2010	$226,795
2011	782,640
2012	561,933
2013	1,222
2014	640
2015	499,306
Thereafter	805,198

Total long-term debt	$2,877,734

          A full description of the terms of the Company’s indebtedness and related debt service requirements is contained in Note 9 to the Consolidated Financial Statements in the Company’s 2008 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

6.	STOCKHOLDERS’ EQUITY

          Changes in stockholders’ equity for the nine months ended September 30, 2009 were as follows:

		Quest Diagnostics Stockholders’ Equity

	Shares of Common Stock Outstand- ing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Compre- hensive Income	Non- controlling Interests	Total Stockholders’ Equity

Balance, December 31, 2008	190,374	$2,141	$2,262,065	$2,561,679	$(68,068)	$(1,152,921)		$20,238	$3,625,134
Net income				547,521			$547,521	28,139	575,660
Currency translation					59,009		59,009		59,009
Reversal of market valuation, net of tax expense of $190					290		290		290
Deferred loss, less reclassifications					(5,163)		(5,163)		(5,163)

Comprehensive income							$601,657

Dividends declared				(55,779)					(55,779)
Distributions to noncontrolling interests								(23,036)	(23,036)
Issuance of common stock under benefit plans	594		1,063			13,301			14,364
Stock-based compensation expense			40,228			13,102			53,330
Exercise of stock options	1,422		(21,681)			68,257			46,576
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(130)		(1,902)			(3,996)			(5,898)
Tax benefits associated with stock-based compensation plans			3,611						3,611
Purchases of treasury stock	(7,469)					(349,991)			(349,991)

Balance, September 30, 2009	184,791	$2,141	$2,283,384	$3,053,421	$(13,932)	$(1,412,248)		$25,341	$3,938,107

          For the three months ended September 30, 2009, total comprehensive income was $234 million.

          The market valuation adjustment represents the reversal of prior period unrealized holding losses for investments, net of taxes, where the decline in fair value was deemed to be other than temporary and the resulting loss was recognized in the consolidated statement of operations. The deferred loss primarily represents deferred losses on the Company’s interest rate swap and forward starting interest rate swap agreements, net of amounts reclassified to interest expense. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

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

          During the three months ended September 30, 2009, the Company repurchased 1.8 million shares of its common stock at an average price of $54.10 per share for $100 million. For the nine months ended September 30, 2009, the Company repurchased approximately 7.5 million shares of its common stock at an average price of $46.86 per share for $350 million, including 4.5 million shares repurchased from SB Holdings Capital Inc., a wholly-

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

owned subsidiary of GlaxoSmithKline plc., at an average price of $44.33 per share for $200 million. For the three and nine months ended September 30, 2009, the Company reissued 1.0 million shares and 1.9 million shares, respectively, for employee benefit plans. At September 30, 2009, $150 million of share repurchase authorization remained available.

          Changes in stockholders’ equity for the nine months ended September 30, 2008 were as follows:

		Quest Diagnostics Stockholders’ Equity

	Shares of Common Stock Outstand- ing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at Cost	Compre- hensive Income	Non- controlling Interests	Total Stockholders’ Equity

Balance, December 31, 2007	194,040	$2,137	$2,210,825	$2,057,744	$25,279	$(971,743)		$21,463	$3,345,705
Net income				411,677			$411,677	23,484	435,161
Currency translation					(40,641)		(40,641)		(40,641)
Market valuation, net of tax benefit of $295					(451)		(451)		(451)
Reversal of market adjustment, net of tax expense of $(997)					1,770		1,770		1,770
Deferred loss, less reclassifications					(460)		(460)		(460)

Comprehensive income							$371,895

Dividends declared				(58,514)					(58,514)
Distributions to noncontrolling interests								(23,685)	(23,685)
Issuance of common stock under benefit plans	794	4	214			13,272			13,490
Stock-based compensation expense			42,893			6,673			49,566
Exercise of stock options	806		(11,805)			39,753			27,948
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(52)		(762)			(1,614)			(2,376)
Tax benefits associated with stock-based compensation plans			5,400						5,400
Other			333						333

Balance, September 30, 2008	195,588	$2,141	$2,247,098	$2,410,907	$(14,503)	$(913,659)		$21,262	$3,753,246

          For the three months ended September 30, 2008 comprehensive income was $49 million.

          The market valuation adjustment represents unrealized holding losses on investments, net of taxes. The adjustment related to the reversal of the market valuation adjustment represents the reversal of prior period unrealized holding losses for investments, net of taxes, where the decline in fair value was deemed to be other than temporary and the resulting loss was recognized in the consolidated statement of operations. The deferred loss primarily represents deferred losses on the Company’s interest rate swap agreements, net of amounts reclassified to interest expense. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

          For the three and nine months ended September 30, 2008, the Company reissued 0.5 million shares and 1.2 million shares, respectively, for employee benefit plans. The Company did not purchase any shares of its common stock during the three or nine months ended September 30, 2008.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

7.	SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Depreciation expense	$54,461	$57,355	$166,126	$170,858

Interest expense	(34,758)	(44,379)	(111,562)	(140,899)
Interest income	1,693	1,245	2,243	4,716

Interest expense, net	(33,065)	(43,134)	(109,319)	(136,183)

Interest paid	42,052	52,105	118,909	151,736
Income taxes paid	115,603	84,192	283,103	277,405

8.	COMMITMENTS AND CONTINGENCIES

          The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which was renewed during the third quarter of 2009, expires on November 19, 2010 and is guaranteed by certain of the Company’s domestic, wholly-owned subsidiaries (the “Subsidiary Guarantors”).

          In support of its risk management program, to ensure the Company’s performance or payment to third parties, $74 million in letters of credit were outstanding at September 30, 2009. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments. In addition, $5.6 million of bank guarantees were outstanding at September 30, 2009 in support of certain foreign operations.

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

          In 2009, the Company and certain of its subsidiaries also received subpoenas from state agencies in three states which seek documents relating to the Company’s Medicaid billing practices in those states. The Company is cooperating with the requests.

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

          Management has established reserves in accordance with generally accepted accounting principles for the other matters discussed above. Such reserves totaled less than $5 million as of September 30, 2009. Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid. In addition, there may be pending qui tam claims brought by former employees or other “whistle blowers,” or other pending claims as to which the Company has not been provided with a copy of the complaint and accordingly cannot determine the extent of any potential liability.

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

          During the third quarter of 2008, the Company and NID reached an agreement in principle with the United States Attorney’s Office to settle the federal government investigation involving NID and the Company regarding NID test kits and tests performed using those test kits. As a result of the agreement in principle in 2008, the Company recorded charges of $73 million in discontinued operations to increase its reserve for the settlement and related matters.

          On April 15, 2009, the Company finalized the resolution of the federal government investigation related to NID and entered into a final settlement agreement with the federal government. In the second quarter of 2009, the Company paid $268 million to settle the civil allegations. The Company also entered into a five-year corporate integrity agreement with the Office of Inspector General for the United States Department of Health and Human Services. In addition, NID pled guilty to a single count of felony misbranding and paid a $40 million fine. These second quarter payments totaling $308 million, which had been previously reserved, were funded out of cash on-hand and available credit facilities. During the third quarter of 2009, the Company finalized separate settlement agreements with certain states and paid approximately $6 million, which had been previously reserved for.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Summarized financial information for the discontinued operations of NID is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2009	2008	2009	2008

Net revenues	$-	$-	$-	$-

Income (loss) from discontinued operations before income taxes	642	(73,300)	(2,030)	(76,394)
Income tax (expense) benefit	(99)	24,366	990	25,483

Income (loss) from discontinued operations, net of taxes	$543	$(48,934)	$(1,040)	$(50,911)

          At December 31, 2008, the settlement reserve totaling $316 million is included in “accounts payable and accrued expenses” in the consolidated balance sheet. The deferred tax asset recorded in connection with establishing the reserve of $58 million is included in “deferred income taxes” in the consolidated balance sheet at December 31, 2008. The remaining balance sheet information related to NID was not material at September 30, 2009 and December 31, 2008.

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

          All other operating segments include the Company’s non-clinical testing businesses and consist of its risk assessment services business, its clinical trials testing business, its healthcare information technology business and its diagnostics products businesses. The Company’s risk assessment business provides underwriting support services to the life insurance industry including teleunderwriting, paramedical examinations, laboratory testing and medical record retrieval. The Company’s clinical trials testing business provides clinical testing performed in connection with clinical research trials on new drugs and vaccines. The Company’s healthcare information technology business is a developer and integrator of clinical connectivity and data management solutions for healthcare organizations, physicians and clinicians. The Company’s diagnostics products business manufactures and markets diagnostic test kits.

          On April 19, 2006, the Company decided to discontinue NID’s operations and results of operations for NID have been classified as discontinued operations for all periods presented (see Note 9).

          At September 30, 2009, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The following table is a summary of segment information for the three and nine months ended September 30, 2009 and 2008. Segment asset information is not presented since it is not reported to or used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, including amortization of intangible assets, are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statements contained in the Company’s 2008 Annual Report on Form 10-K and Note 1 to the interim consolidated financial statements.

	Three Months Ended September 30,			Nine Months Ended September 30,

	2009	2008		2009		2008

Net revenues:
Clinical laboratory testing business	$1,736,846	$1,665,389	(a)	$5,142,770		$4,969,022	(a)
All other operating segments	160,300	161,214		464,200		480,119

Total net revenues	$1,897,146	$1,826,603		$5,606,970		$5,449,141

Operating earnings (loss):
Clinical laboratory testing business	$386,129	$336,590	(a)	$1,123,064	(b)	$980,492	(a)
All other operating segments	14,690	15,077		48,041		37,769
General corporate expenses	(52,539)	(34,732)		(142,387)		(112,942)

Total operating income	348,280	316,935		1,028,718		905,319
Non-operating expenses, net	(22,043)	(48,013	) (c)	(93,149	) (d)	(125,960	) (c)

Income from continuing operations before income taxes	326,237	268,922		935,569		779,359
Income tax expense	125,145	100,642		358,869		293,287

Income from continuing operations	201,092	168,280		576,700		486,072
Income (loss) from discontinued operations, net of taxes	543	(48,934	) (e)	(1,040)		(50,911	) (e)

Net income	201,635	119,346		575,660		435,161
Less: Net income attributable to noncontrolling interests	9,416	8,604		28,139		23,484

Net income attributable to Quest Diagnostics	$192,219	$110,742		$547,521		$411,677

(a)

For the three and nine months ended September 30, 2008, management estimates that hurricanes in the third quarter adversely impacted net revenues and operating income by approximately $10 million and $8 million, respectively.

(b)	For the nine months ended September 30, 2009, operating income includes a $15.5 million gain associated with an insurance settlement for storm-related losses.
(c)	For the three and nine months ended September 30, 2008, non-operating expenses, net includes a third quarter charge of $8.9 million associated with the write-down of an equity investment.
(d)

For the nine months ended September 30, 2009, non-operating expenses, net includes a $7.0 million charge related to the write-off of an investment and $7.6 million in charges related to the early extinguishment of debt, primarily related to the June 2009 Debt Tender (see Note 5 for further details).

(e)	Includes pre-tax charges of $73 million related to the government investigation of NID (see Note 9).

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

11.	SUMMARIZED FINANCIAL INFORMATION

          The Company’s senior notes due 2010, senior notes due 2011, senior notes due 2015, senior notes due 2017 and senior notes due 2037 are fully and unconditionally guaranteed by the Subsidiary Guarantors. With the exception of Quest Diagnostics Receivables Incorporated (“QDRI”) (see paragraph below), the non-guarantor subsidiaries are primarily foreign subsidiaries and less than wholly-owned subsidiaries.

          In conjunction with the Company’s secured receivables credit facility, the Company maintains a wholly-owned non-guarantor subsidiary, QDRI. The Company and certain of its Subsidiary Guarantors transfer certain domestic receivables to QDRI. QDRI utilizes the transferred receivables to collateralize borrowings under the Company’s secured receivables credit facility. The Company and the Subsidiary Guarantors provide collection services to QDRI. QDRI uses cash collections principally to purchase new receivables from the Company and the Subsidiary Guarantors.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2009

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$221,069	$1,564,664	$199,184	$(87,771)	$1,897,146

Operating costs and expenses:
Cost of services	136,429	898,670	62,436	-	1,097,535
Selling, general and administrative	42,703	309,432	97,066	(7,632)	441,569
Amortization of intangible assets	6	7,493	1,655	-	9,154
Royalty (income) expense	(104,189)	104,189	-	-	-
Other operating expense (income), net	2,413	(171)	(1,634)	-	608

Total operating costs and expenses	77,362	1,319,613	159,523	(7,632)	1,548,866

Operating income	143,707	245,051	39,661	(80,139)	348,280
Non-operating (expense) income, net	(35,505)	(72,793)	6,116	80,139	(22,043)

Income from continuing operations before taxes	108,202	172,258	45,777	-	326,237
Income tax expense	42,605	68,367	14,173	-	125,145

Income from continuing operations	65,597	103,891	31,604	-	201,092
Income from discontinued operations, net of taxes	-	543	-	-	543
Equity earnings from subsidiaries	126,622	-	-	(126,622)	-

Net income	192,219	104,434	31,604	(126,622)	201,635
Less: Net income attributable to noncontrolling interests	-	-	9,416	-	9,416

Net income attributable to Quest Diagnostics	$192,219	$104,434	$22,188	$(126,622)	$192,219

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2008

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$210,111	$1,510,372	$157,438	$(51,318)	$1,826,603

Operating costs and expenses:
Cost of services	126,762	887,309	59,052	-	1,073,123
Selling, general and administrative	42,790	306,789	84,590	(5,990)	428,179
Amortization of intangible assets	118	7,940	732	-	8,790
Royalty (income) expense	(106,558)	106,558	-	-	-
Other operating expense (income), net	-	84	(508)	-	(424)

Total operating costs and expenses	63,112	1,308,680	143,866	(5,990)	1,509,668

Operating income	146,999	201,692	13,572	(45,328)	316,935
Non-operating (expense) income, net	(48,924)	(45,139)	722	45,328	(48,013)

Income from continuing operations before taxes	98,075	156,553	14,294	-	268,922
Income tax expense	35,455	62,777	2,410	-	100,642

Income from continuing operations	62,620	93,776	11,884	-	168,280
Loss from discontinued operations, net of taxes	-	(48,934)	-	-	(48,934)
Equity earnings from subsidiaries	48,122	-	-	(48,122)	-

Net income	110,742	44,842	11,884	(48,122)	119,346
Less: Net income attributable to noncontrolling interests	-	-	8,604	-	8,604

Net income attributable to Quest Diagnostics	$110,742	$44,842	$3,280	$(48,122)	$110,742

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2009

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$661,755	$4,620,999	$569,549	$(245,333)	$5,606,970

Operating costs and expenses:
Cost of services	407,797	2,661,689	181,750	-	3,251,236
Selling, general and administrative	127,079	925,773	284,380	(22,606)	1,314,626
Amortization of intangible assets	53	23,118	4,365	-	27,536
Royalty (income) expense	(304,646)	304,646	-	-	-
Other operating income, net	(13,783)	(355)	(1,008)	-	(15,146)

Total operating costs and expenses	216,500	3,914,871	469,487	(22,606)	4,578,252

Operating income	445,255	706,128	100,062	(222,727)	1,028,718
Non-operating (expense) income, net	(126,140)	(203,038)	13,302	222,727	(93,149)

Income from continuing operations before taxes	319,115	503,090	113,364	-	935,569
Income tax expense	124,964	200,649	33,256	-	358,869

Income from continuing operations	194,151	302,441	80,108	-	576,700
Loss from discontinued operations, net of taxes	-	(1,040)	-	-	(1,040)
Equity earnings from subsidiaries	353,370	-	-	(353,370)	-

Net income	547,521	301,401	80,108	(353,370)	575,660
Less: Net income attributable to noncontrolling interests	-	-	28,139	-	28,139

Net income attributable to Quest Diagnostics	$547,521	$301,401	$51,969	$(353,370)	$547,521

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2008

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$617,839	$4,509,703	$487,907	$(166,308)	$5,449,141

Operating costs and expenses:
Cost of services	376,499	2,656,206	182,526	-	3,215,231
Selling, general and administrative	140,034	925,195	253,971	(17,906)	1,301,294
Amortization of intangible assets	231	23,665	4,074	-	27,970
Royalty (income) expense	(318,892)	318,892	-	-	-
Other operating expense (income), net	4	(66)	(611)	-	(673)

Total operating costs and expenses	197,876	3,923,892	439,960	(17,906)	4,543,822

Operating income	419,963	585,811	47,947	(148,402)	905,319
Non-operating (expense) income, net	(136,020)	(143,241)	4,899	148,402	(125,960)

Income from continuing operations before taxes	283,943	442,570	52,846	-	779,359
Income tax expense	103,053	177,575	12,659	-	293,287

Income from continuing operations	180,890	264,995	40,187	-	486,072
Loss from discontinued operations, net of taxes	-	(50,558)	(353)	-	(50,911)
Equity earnings from subsidiaries	230,787	-	-	(230,787)	-

Net income	411,677	214,437	39,834	(230,787)	435,161
Less: Net income attributable to noncontrolling interests	-	-	23,484	-	23,484

Net income attributable to Quest Diagnostics	$411,677	$214,437	$16,350	$(230,787)	$411,677

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Balance Sheet
September 30, 2009

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$172,543	$20,178	$54,312	$-	$247,033
Accounts receivable, net	4,111	163,518	720,659	-	888,288
Other current assets	61,922	166,900	108,630	(2,091)	335,361

Total current assets	238,576	350,596	883,601	(2,091)	1,470,682
Property, plant and equipment, net	188,208	606,907	36,831	-	831,946
Goodwill and intangible assets, net	153,163	5,311,532	455,734	-	5,920,429
Intercompany receivable (payable)	409,368	(106,766)	(302,602)	-	-
Investment in subsidiaries	5,706,709	-	-	(5,706,709)	-
Other assets	168,779	12,515	50,918	(89,544)	142,668

Total assets	$6,864,803	$6,174,784	$1,124,482	$(5,798,344)	$8,365,725

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$553,318	$314,936	$20,810	$(2,091)	$886,973
Short-term borrowings and current portion of long-term debt	179	1,432	102,261	-	103,872

Total current liabilities	553,497	316,368	123,071	(2,091)	990,845
Long-term debt	2,304,035	220,107	353,592	-	2,877,734
Other liabilities	94,505	500,023	54,055	(89,544)	559,039
Stockholders’ equity:
Quest Diagnostics stockholders’ equity	3,912,766	5,138,286	568,423	(5,706,709)	3,912,766
Noncontrolling interests	-	-	25,341	-	25,341

Total stockholders’ equity	3,912,766	5,138,286	593,764	(5,706,709)	3,938,107

Total liabilities and stockholders’ equity	$6,864,803	$6,174,784	$1,124,482	$(5,798,344)	$8,365,725

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$547,521	$301,401	$80,108	$(353,370)	$575,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,052	140,045	11,565	-	193,662
Provision for doubtful accounts	4,611	52,120	192,601	-	249,332
Other, net	(297,431)	63,012	1,036	353,370	119,987
Changes in operating assets and liabilities	146,776	(422,743)	(225,575)	-	(501,542)

Net cash provided by operating activities	443,529	133,835	59,735	-	637,099
Net cash provided by (used in) investing activities	60,295	(118,614)	18,218	(100,092)	(140,193)
Net cash used in financing activities	(549,846)	(1,758)	(52,307)	100,092	(503,819)

Net change in cash and cash equivalents	(46,022)	13,463	25,646	-	(6,913)
Cash and cash equivalents, beginning of period	218,565	6,715	28,666	-	253,946

Cash and cash equivalents, end of period	$172,543	$20,178	$54,312	$-	$247,033

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2008

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$411,677	$214,437	$39,834	$(230,787)	$435,161
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,271	146,540	13,017	-	198,828
Provision for doubtful accounts	8,787	82,395	156,820	-	248,002
Provision for restructuring and other special charges	-	72,650	-	-	72,650
Other, net	(191,469)	16,177	(27,115)	230,787	28,380
Changes in operating assets and liabilities	307,980	(443,138)	(147,736)	-	(282,894)

Net cash provided by operating activities	576,246	89,061	34,820	-	700,127
Net cash (used in) provided by investing activities	(115,373)	(88,431)	15,952	71,369	(116,483)
Net cash used in financing activities	(320,073)	(7,564)	(65,553)	(71,369)	(464,559)

Net change in cash and cash equivalents	140,800	(6,934)	(14,781)	-	119,085
Cash and cash equivalents, beginning of period	111,610	14,847	41,137	-	167,594

Cash and cash equivalents, end of period	$252,410	$7,913	$26,356	$-	$286,679

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

          Results of Operations

          Our clinical testing business currently represents our one reportable business segment. The clinical testing business accounted for more than 90% of net revenues from continuing operations in both 2009 and 2008. Our other operating segments consist of our risk assessment services business, our clinical trials testing business, our healthcare information technology business and our diagnostic products business. Our business segment information is disclosed in Note 10 to the interim consolidated financial statements.

          Three and Nine Months Ended September 30, 2009 Compared with Three and Nine Months Ended September 30, 2008

          Continuing Operations

          Income from continuing operations for the three months ended September 30, 2009 was $192 million, or $1.02 per diluted share, compared to $160 million, or $0.81 per diluted share, in 2008. The increase in income from continuing operations for the three month period was principally due to improved operating performance, reduced interest expense and an investment write-down in the prior year. Income from continuing operations for the nine months ended September 30, 2009 was $549 million, or $2.91 per diluted share, compared to $463 million, or $2.35 per diluted share, in 2008. The increase in income from continuing operations for the nine month period was principally driven by improved operating performance and lower interest expense.

          Results for the nine months ended September 30, 2009 include a $15.5 million gain, or $0.05 per diluted share, associated with an insurance settlement for storm-related losses, partially offset by $7.6 million in charges, or $0.02 per diluted share, associated with the early extinguishment of debt and a $7.0 million charge, or $0.02 per diluted share, associated with the write-down of an investment.

          Results for the three and nine months ended September 30, 2008 include a third quarter charge of $8.9 million, or $0.03 per diluted share, associated with the write-down of an equity investment. In addition, we estimate the impact of hurricanes in the third quarter of 2008 adversely impacted operating income for the three and nine months ended September 30, 2008 by approximately $8 million or $0.02 per diluted share.

          Net Revenues

          Net revenues for the three months ended September 30, 2009 grew by 3.9% over the prior year level to $1.9 billion. Net revenues for the nine months ended September 30, 2009 were $5.6 billion, 2.9% above the prior year level. We estimate that net revenue growth over the prior year for the three and nine months ended September 30, 2009 was aided by approximately 0.5% and 0.2%, respectively, associated with the impact of hurricanes in the third quarter of 2008. Changes in foreign exchange rates reduced revenue growth for the three and nine months ended September 30, 2009 by 0.4% and 0.6%, respectively.

          For the third quarter of 2009, revenues for our clinical testing business, which accounts for over 90% of our net revenues, grew 4.3% above the prior year level. Declines in pre-employment drug testing, which is part of our clinical testing business, reduced consolidated revenues by about 0.8%. Clinical testing volume, measured by the number of requisitions, was unchanged from the prior year period. Pre-employment drug testing, which accounted for approximately 5% of our total clinical testing volume, declined 23% and reduced consolidated volume by 1.7%. The volume decrease in pre-employment drug testing is principally due to reduced hiring by employers served by this business. Also, we estimate that the third quarter volume comparison to the prior year was aided by about 0.6%, associated with the impact of hurricanes in the third quarter of 2008. Revenue per requisition increased 4.3% for the three months ended September 30, 2009, with the increase continuing to be primarily driven by a positive test mix and a benefit of about a half of one percent from the Medicare laboratory fee increase which went into effect January 1, 2009.

          For the nine months ended September 30, 2009, clinical testing revenues grew 3.5% above the prior year level. Declines in pre-employment drug testing reduced consolidated revenues by about 0.8%. Clinical testing volume, measured by the number of requisitions, decreased 0.8% for the nine months ended September 30, 2009. Pre-employment drug testing, which accounted for approximately 5% of our total clinical testing volume, declined 24% and reduced consolidated volume by 1.7%. Our decision to exit certain laboratory management agreements that did not meet our profitability thresholds also reduced volume by 0.5%. In addition, the nine months ended September 30, 2009 had fewer business days than the prior year which we estimate reduced volume by 0.5%. Lastly, we estimate that the volume comparison for 2009 was aided by about 0.2%, associated with the impact of hurricanes in the third quarter of 2008. Revenue per requisition increased 4.3% for the nine months ended September 30, 2009, with the increase primarily driven by a positive test mix and a benefit of about a half of one percent from the Medicare laboratory fee increase which went into effect January 1, 2009.

          Our businesses other than clinical laboratory testing accounted for approximately 8% of our net revenues for the three and nine months ended September 30, 2009. These businesses include our risk assessment services business, our clinical trials testing business, our healthcare information technology business and our diagnostic products business. These businesses contain most of our international operations and, in the aggregate, reported revenues for the three months ended September 30, 2009 were within 1% of the prior year level, despite the impact of foreign exchange rates which reduced the combined revenues of these businesses by approximately 4%. Reported revenues for these businesses for the nine months ended September 30, 2009 were 3% below the prior year period, with the decline more than accounted for by the impact of foreign exchange rates which reduced the combined revenues of these businesses by approximately 6%.

          Operating Costs and Expenses

          Total operating costs and expenses for the three months ended September 30, 2009 increased $39 million compared to the third quarter of 2008, and decreased as a percentage of net revenues to 81.6% compared to 82.6% in 2008. Total operating costs and expenses for the nine months ended September 30, 2009 increased $34 million from the prior year period and decreased as a percentage of net revenues to 81.7% compared to 83.4% in 2008. Lower testing volume in our clinical testing business, actions we have taken to improve our operating efficiency and reduce the size of our workforce, and discrete cost containment actions taken during 2009 have enabled us to realize modest cost increases on increased net revenues. These efforts, coupled with higher revenue per requisition, served to reduce operating costs and expenses as a percentage of net revenues.

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 57.9% of net revenues for the three months ended September 30, 2009, decreasing from 58.7% of net revenues in the prior year period. The improvement over the prior year reflects actions taken to reduce our cost structure and higher revenue per requisition as well as the impact of hurricanes which adversely impacted our operations during the third quarter of 2008. For the nine months ended September 30, 2009, cost of services, as a percentage of net revenues, was 58.0% of net revenues, decreasing from 59.0% of net revenues in the prior year period. The improvement over the prior year primarily reflects actions taken to reduce our cost structure and higher revenue per requisition.

          Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense, and general management and administrative support, were 23.3% of net revenues for the three months ended September 30, 2009, compared to 23.4% in the prior year period. For the nine months ended September 30, 2009, selling, general and administrative expenses, as a percentage of net revenues, decreased to 23.4% from 23.9% in the prior year period. These improvements were primarily due to actions taken to reduce our cost structure and higher revenue per requisition.

          For both the three months ended September 30, 2009 and 2008, bad debt expense was 4.4% of net revenues. For the nine months ended September 30, 2009, bad debt expense was 4.4% compared to 4.6% of net revenues in the prior year period. Continued progress in our billing and collection processes has resulted in stable bad debt, and improvements in days sales outstanding and the cost of our billing operation. With our disciplined approach, we expect to see continued strong performance in our billing and collection metrics, despite a slow economy.

          Other operating expense (income), net represents miscellaneous income and expense items related to operating activities, including gains and losses associated with the disposal of operating assets and provisions for restructurings and other special charges. For the nine months ended September 30, 2009, other operating expense (income), net includes a $15.5 million second quarter gain related to an insurance settlement for storm-related losses.

          Operating Income

          Operating income for the three months ended September 30, 2009 was $348 million, or 18.4% of net revenues, compared to $317 million, or 17.4% of net revenues, in the prior year period. For the nine months ended September 30, 2009, operating income was $1.0 billion, or 18.3% of net revenues, compared to $905 million, or 16.6% of net revenues in the prior year period. The improvements in operating income, as a percentage of net revenues, were primarily due to a more profitable revenue mix, resulting in higher revenue per requisition and progress we are making with our cost reduction program, as well as discrete cost containment actions we took during the first quarter of 2009. Operating income for the nine months ended September 30, 2009 also includes a $15.5 million gain related to an insurance settlement for storm-related losses, which contributed approximately 30 basis points to the improvement in operating income as a percentage of net revenues. In addition, we estimate that the impact of hurricanes in the third quarter of 2008 served to aid the three and nine month period-over-period comparisons by about 30 basis points and 10 basis points, respectively. The operating income percentage for the three and nine months ended September 30, 2009 also reflects the impact of the various items which served to reduce cost of services and selling, general and administrative expenses as a percentage of net revenues.

          Other Income (Expense)

          Interest expense, net for the three and nine months ended September 30, 2009 decreased $10 million and $27 million, respectively, compared to the prior year periods. These decreases were primarily due to lower interest rates on our variable-interest rate debt, as well as lower average outstanding debt balances in 2009, compared to the prior year periods.

          Other income (expense), net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the nine months ended September 30, 2009, other income (expense), net includes a charge of $7.0 million associated with the write-down of an investment and $7.6 million in charges associated with the early extinguishment of debt. For the three and nine months ended September 30, 2008, other income (expense), net includes a third quarter charge of $8.9 million associated with the write-down of an equity investment.

          Income Tax Expense

          The effective income tax rate for the three and nine months ended September 30, 2009 increased by 1% and 0.8%, respectively, compared to the prior year period, primarily due to the favorable resolution of certain tax contingencies in 2008.

          Discontinued Operations

          Income from discontinued operations, net of taxes, for the three months ended September 30, 2009 was $0.5 million, or $0.00 per diluted share, compared to a loss of $49 million, or $0.25 per diluted share in 2008. Loss from discontinued operations, net of taxes, for the nine months ended September 30, 2009 was $1.0 million, or $0.01 per diluted share, compared to $51 million, or $0.26 per diluted share in the prior year. During the third quarter of 2008, the Company and NID reached an agreement in principle with the United States Attorney’s Office to settle the previously disclosed federal government investigation of NID, a test kit subsidiary voluntarily closed in 2006. As a result of the agreement in principle, during the third quarter of 2008, the Company recorded a charge of $73 million in discontinued operations to increase its reserves for the settlement and related matters. On April 15, 2009, the Company entered into a final settlement agreement with the federal government and paid $308 million, which had been previously reserved in connection with the final settlement. See Note 9 to the interim consolidated financial statements for further details.

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

          At September 30, 2009 and December 31, 2008, the fair value of our debt was estimated at approximately $3.2 billion and $2.9 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At September 30, 2009, the estimated fair value exceeded the carrying value of the debt by $193 million. At December 31, 2008, the carrying value exceeded the estimated fair value of the debt by $155 million. A hypothetical 10% increase in interest rates (representing approximately 45 basis points and 53 basis points at September 30, 2009 and December 31, 2008, respectively) would potentially reduce the estimated fair value of our debt by approximately $59 million and $75 million at September 30, 2009 and December 31, 2008, respectively.

          Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility and our term loan due May 2012 are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest rates on our senior unsecured revolving credit facility and term loan due May 2012 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing costs under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of September 30, 2009, the borrowing rates under these credit facilities were: for our secured receivables credit facility, 1.14%; for our senior unsecured credit facility, LIBOR plus 0.40%; and for our term loan due May 2012, LIBOR plus 0.50%. At September 30, 2009, the weighted average LIBOR rate was 0.25%. At September 30, 2009, there was $1.1 billion outstanding under our term loan due May 2012, $100 million outstanding under our $500 million secured receivables credit facility and no borrowings outstanding under our $750 million senior unsecured revolving credit facility.

          We have entered into various variable-to-fixed interest rate swap agreements, whereby we fixed the interest rates on a portion of our term loan due May 2012 for periods ranging through October 2009. As of September 30, 2009, variable-to-fixed interest rate swap agreements on $200 million of the term loan due May 2012 remain in place through October 2009 with fixed interest rates ranging from 5.13% to 5.27%. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing approximately 4 basis points) would impact annual net interest expense by approximately $0.5 million, assuming no changes to the debt outstanding at September 30, 2009.

          The fair value of the interest rate swap agreements at September 30, 2009 was a liability of $2.1 million. A hypothetical 10% increase or decrease in interest rates (representing approximately 5 basis points) would not have a material impact on the fair value of the liability of these instruments at September 30, 2009.

          During the third quarter of 2009, the Company entered into various forward starting interest rate swap agreements for an aggregate notional amount of $400 million. The forward starting interest rate swap agreements have fixed interest rates ranging from 4.120% to 4.575%. The forward starting interest rate swaps are 17 to 18 month forward agreements that cover a ten-year hedging period and were entered into to hedge part of our interest rate exposure associated with forecasted new debt issuances related to certain debt maturing through 2011.

          The fair value of the forward starting interest rate swap agreements at September 30, 2009 was a liability of $13.3 million. A hypothetical 10% decrease in interest rates (representing approximately 40 basis points) would potentially increase the fair value of the liability of these instruments by approximately $13 million. A hypothetical 10% increase in interest rates would potentially decrease the fair value of the liability of these instruments by approximately $13 million.

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

          Risk Associated with Investment Portfolio

          Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying values of our available-for-sale equity securities and privately held securities were $8 million at September 30, 2009.

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

          Fair Value Measurements

          On January 1, 2009, the Company adopted a new accounting standard for applying fair value measurements to assets, liabilities and transactions on a non-recurring basis. The adoption did not have a material effect on the Company’s financial position, results of operations or cash flows. See Note 2 to the interim consolidated financial statements for further details.

          Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at September 30, 2009 totaled $247 million compared to $254 million at December 31, 2008. Cash and cash equivalents consist of highly liquid short-term investments, including time deposits with highly-rated banks, and various insured money market funds, including those that invest in U.S. Treasury securities. For the nine months ended September 30, 2009, cash flows from operating activities of $637 million, together with cash on-hand, were used to fund investing and financing activities of $140 million and $504 million, respectively. Cash and cash equivalents at September 30, 2008 totaled $287 million, compared to $168 million at December 31, 2007. For the nine months ended September 30, 2008, cash flows from operating activities of $700 million were used to fund investing and financing activities of $116 million and $465 million, respectively.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for the nine months ended September 30, 2009 was $637 million compared to $700 million in the prior year period. For the nine months ended September 30, 2009, cash flows from operating activities includes second quarter 2009 payments totaling $308 million associated with the final settlement agreement related to the federal government’s investigation related to NID (see Note 9). After giving consideration to the settlement payments, underlying cash flows from operating activities exceeded the prior year level, primarily driven by higher earnings in the current year. Days sales outstanding, a measure of billing and collection efficiency, were 43 days at September 30, 2009 compared to 45 days at September 30, 2008 and 44 days at December 31, 2008.

          Cash Flows from Investing Activities

          Net cash used in investing activities for the nine months ended September 30, 2009 was $140 million, consisting principally of capital expenditures of $117 million. In addition, we completed two small acquisitions for a total of $36 million, which was partially offset by $21 million related to the receipt of a payment from an escrow fund established at the time of an acquisition in 2007.

          Net cash used in investing activities for the nine months ended September 30, 2008 was $116 million, consisting principally of capital expenditures of $140 million, partially offset by $23 million related to the receipt of a payment from an escrow fund established at the time of an acquisition in 2007, and proceeds from the sale of an investment in the first quarter of 2008.

          Cash Flows from Financing Activities

          Net cash used in financing activities for the nine months ended September 30, 2009 was $504 million, consisting primarily of purchases of treasury stock totaling $350 million, net debt reductions of $108 million and dividend payments of $56 million, partially offset by $50 million in proceeds from the exercise of stock options, including related tax benefits. The $350 million of treasury stock purchases represents 7.5 million shares of our common stock purchased at an average price of $46.86 per share. The net reduction of debt of $108 million consists of $510 million of borrowings and $618 million of repayments. Borrowings under our secured receivables credit facility totaled $510 million and were used primarily to fund the NID settlement payments totaling $308 million and $150 million to fund the retirement of debt in connection with our June 2009 debt tender. Debt repayments of $618 million consisted primarily of $410 million on our secured receivables credit facility, and $174 million aggregate principal amount of our 5.125% senior notes due 2010 and $26 million aggregate principal amount of our 7.50% senior notes due 2011.

          Net cash used in financing activities for the nine months ended September 30, 2008 was $465 million, consisting primarily of net reductions of debt of $413 million and dividend payments of $58 million. Net debt reductions included the repayment of $293 million on our term loan due May 2012, $120 million on our secured receivables credit facility and $15 million on our term loan due December 31, 2008, partially offset by borrowings of $20 million on our secured receivables credit facility. In addition, cash flows from financing activities included $30 million in proceeds from the exercise of stock options, including related tax benefits.

          Dividend Program

          During each of the quarters of 2009 and 2008, our Board of Directors declared a quarterly cash dividend of $0.10 per common share. On August 12, 2009, our Board of Directors declared a quarterly cash dividend per common share of $0.10, paid on October 19, 2009. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchase Plan

          In January 2009, our Board of Directors authorized $500 million of additional share repurchases. The share repurchase authorization has no set expiration or termination date. For the three months ended September 30, 2009, we repurchased 1.8 million shares of our common stock at an average price of $54.10 per share for $100 million. For the nine months ended September 30, 2009, we repurchased 7.5 million shares of our common stock at an average price of $46.86 per share for $350 million, including 4.5 million shares repurchased from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $44.33 per share for $200 million. For the three and nine months ended September 30, 2009, the Company reissued 1.0 million shares and 1.9 million shares, respectively, for employee benefit plans. Since its inception in May 2003, we have repurchased approximately 57 million shares of our common stock at an average price of $45.62 for $2.6 billion under our share repurchase program. At September 30, 2009, $150 million of share repurchase authorization remained available.

          Contractual Obligations and Commitments

          The following table summarizes certain of our contractual obligations as of September 30, 2009:

	Payments due by period

	(in thousands)
Contractual Obligations	Total	Remainder of 2009	1-3 years	3–5 years	After 5 years

Outstanding debt	$2,960,772	$100,000	$1,006,721	$560,000	$1,294,051
Capital lease obligations	20,834	915	5,671	3,155	11,093
Interest payments on outstanding debt	1,267,076	32,738	235,392	166,004	832,942
Operating leases	685,798	56,907	293,029	146,072	189,790
Purchase obligations	99,317	14,564	72,796	11,007	950

Total contractual obligations	$5,033,797	$205,124	$1,613,609	$886,238	$2,328,826

          Interest payments on our outstanding debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of September 30, 2009 applied to the September 30, 2009 balances, which are assumed to remain outstanding through their maturity dates.

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

          As of September 30, 2009, our total liabilities for unrecognized tax benefits were approximately $121 million, which were excluded from the table above. The increase in liabilities for unrecognized tax benefits since December 31, 2008 is primarily due to certain unrecognized tax benefits of $59 million associated with the NID settlement. We believe it is reasonably possible that our liabilities for unrecognized tax benefits may decrease by less than $5 million within the next twelve months, primarily as a result of the expiration of statues of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 4 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

          Our credit agreements and our term loan due May 2012 contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of September 30, 2009, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

          Unconsolidated Joint Ventures

          We have investments in unconsolidated joint ventures in Phoenix, Arizona; Indianapolis, Indiana; and Dayton, Ohio, which are accounted for under the equity method of accounting. We believe that our transactions with our joint ventures are conducted in all material respects at arm’s length, reflecting current market conditions and pricing. Total net revenues of our unconsolidated joint ventures equal less than 6% of our consolidated net revenues. Total assets associated with our unconsolidated joint ventures are less than 2% of our consolidated total assets. We have no material unconditional obligations or guarantees to, or in support of, our unconsolidated joint ventures and their operations.

          Requirements and Capital Resources

          We estimate that we will invest approximately $180 million during 2009 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades.

          As of September 30, 2009, $1.2 billion of borrowing capacity was available under our existing credit facilities, consisting of $400 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. Our secured receivables credit facility matures on December 11, 2009. We expect to replace or extend the facility upon its maturity. If we are unable to replace or extend our current secured receivables credit facility, we may need to utilize our senior unsecured revolving credit facility or seek additional financing through other financing arrangements.

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

          Impact of New Accounting Standards

          In April 2009, the Financial Accounting Standards Board (“FASB”) issued a standard on interim disclosures about fair value of financial instruments. In June 2009, the FASB issued a standard on subsequent events, and a statement to amend a FASB interpretation on variable interest entities. In addition, in June 2009, the FASB issued the FASB Accounting Standards Codification (the “ASC”). The ASC has become the single source of non-governmental accounting principles generally accepted in the United States recognized by the FASB in the preparation of financial statements. In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed on a recurring basis at fair value. In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables, and an amendment to the accounting standards related to certain revenue arrangements that include software elements. The impact of these accounting standards is discussed in Note 1 to the interim consolidated financial statements.

          Forward-Looking Statements

          Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue”. These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could significantly cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, adverse results from pending or future government investigations, lawsuits or private actions, the competitive environment, changes in government regulations, changing relationships with customers, payers, suppliers and strategic partners and other factors discussed in “Business” in Part I, Item 1, “Risk Factors” and “Cautionary Factors That May Affect Future Results” in Item I, Part 1A, “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A in our 2008 Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 and “Risk Factors” in Part II, Item 1A in our 2009 Quarterly Reports on Form 10-Q and other items throughout the 2008 Form 10-K and our 2009 Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

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

          During the third quarter of 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          See Note 8 and Note 9 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the third quarter of 2009.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

July 1, 2009 – July 31, 2009

Share Repurchase Program (A)	-	$-	-	$250,041

Employee Transactions (B)	398	$54.93	N/A	N/A

August 1, 2009 – August 31, 2009

Share Repurchase Program (A)	1,848,400	$54.10	1,848,400	$150,050

Employee Transactions (B)	932	$53.44	N/A	N/A

September 1, 2009 – September 30, 2009

Share Repurchase Program (A)	-	$-	-	$150,050

Employee Transactions (B)	162	$54.34	N/A	N/A

Total

Share Repurchase Program (A)	1,848,400	$54.10	1,848,400	$150,050

Employee Transactions (B)	1,492	$53.94	N/A	N/A

(A)

In January 2009, our Board of Directors authorized the Company to repurchase an additional $500 million of the Company’s common stock. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $2.8 billion of share repurchases of our common stock through September 30, 2009. The share repurchase authorization has no set expiration or termination date.

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

Item 6. Exhibits

Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	dgx-20090930.xml

101.SCH	dgx-20090930.xsd

101.CAL	dgx-20090930_cal.xml

101.DEF	dgx-20090930_def.xml

101.LAB	dgx-20090930_lab.xml

101.PRE	dgx-20090930_pre.xml

101.REF	dgx-20090930_ref.xml

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 27, 2009
Quest Diagnostics Incorporated

By	/s/ Surya N. Mohapatra

Surya N. Mohapatra, Ph.D. Chairman of the Board, President and Chief Executive Officer

By	/s/ Robert A. Hagemann

Robert A. Hagemann Senior Vice President and Chief Financial Officer