Form 10-K
period 2009-12-31
QUEST DIAGNOSTICS INC
filed 2010-02-17
CIK 1022079

2009 FORM 10–K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2009 Commission File Number 001-12215

Quest Diagnostics Incorporated 3 Giralda Farms Madison, New Jersey 07940 (973) 520-2700

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
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company)

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the approximately 154 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $8.7 billion, based on the closing price on such date of the registrant’s Common Stock on the New York Stock Exchange.

As of January 31, 2010, there were outstanding 178,917,322 shares of Common Stock, $.01 par value per share.

Documents Incorporated by Reference

Document	Part of Form 10-K into which incorporated

Portions of the registrant’s Proxy Statement to be filed by April 30, 2010	Part III

Such Proxy Statement, except for the portions thereof which have been specifically incorporated by reference, shall not be deemed “filed” as part of this report on Form 10-K.

i

Item 1. Business

          Quest Diagnostics Incorporated is the world’s leading provider of diagnostic testing, information and services. We provide insights that enable patients, physicians and others to make better healthcare decisions.

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

          During 2009, we generated net revenues of $7.5 billion and processed approximately 148 million test requisitions. Additional financial information concerning Quest Diagnostics, including our consolidated subsidiaries, for each of the years ended December 31, 2009, December 31, 2008 and December 31, 2007 is included in the consolidated financial statements and notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

OUR STRATEGY AND STRENGTHS

          Our mission is to be the undisputed world leader in diagnostic testing, information and services. We are dedicated to improving the health of patients through unsurpassed diagnostic insights and innovation and we focus on patients, growth and people to help achieve our goals.

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

•

Deliver a superior patient experience. The patient is at the center of everything we do. Increasingly, patients have a choice when it comes to selecting a healthcare provider and we strive to give patients compelling reasons to put their trust in us. We have made significant investments in training our employees to provide a superior patient experience. We believe that this will drive patient and physician loyalty. Our automated patient appointment scheduling enables patients to schedule appointments at times that are convenient for them while essentially eliminating their waiting time. We believe that we are the only national clinical test provider that offers this service in almost all of its patient service centers. We also offer TestMinder™, which sends email reminders to patients that require frequent testing. We collaborate with Keas, Microsoft and Google in connection with their personal health records offerings. Keas™ provides an online tool that delivers personalized health plans to individuals, based upon the individual’s health information. Microsoft® HealthVault™ and Google Health™ are tools that allow patients to store, manage, and share their medical records online. These are examples of how electronic connectivity is becoming increasingly important in impacting the overall patient experience.

•

Continuously drive Six Sigma quality. We strive to provide the highest quality in all that we do, including: phlebotomy and specimen transport services; analytical testing processes in our laboratories; accurate and timely lab reports; and accurate and timely billing. We use Six Sigma and Lean processes to continuously reduce defects, enhance quality and further increase the efficiency of our operations. Six Sigma is a management approach that utilizes a thorough understanding of customer needs and requirements, root cause analysis, process improvements and rigorous tracking and measuring to enhance quality. Lean is a management approach that seeks to streamline processes and eliminate waste. We also use Six Sigma and Lean principles to help standardize operations and processes across our Company and identify and adopt company best practices. We believe our focus on continuously using Six Sigma and Lean in all aspects of our business results in superior service to our customers and drives customer loyalty.

•

Leverage our unparalleled assets and capabilities. We are the world leader in the clinical testing business and the leading cancer diagnostic testing provider. We have the most extensive clinical testing network in the United States, offering national access to testing services. We operate a nationwide network of over 2,000 of our own patient service centers where we collect patient specimens, and laboratories in most major metropolitan areas. We provide anatomic pathology services, including inpatient anatomic pathology and medical director services at hospitals, throughout the United States. We have a medical and scientific staff of approximately 900 M.D.s and Ph.D.s, primarily located in the United States, many of whom are recognized leaders in their field. We serve approximately half of the physicians and half of the hospitals in the United States. We also operate approximately 80 locations in the United States and Canada where we coordinate the provision of paramedical examinations related to life insurance applications. We offer the broadest test menu, with more than 3,000 tests, and are the leading provider in the United States of gene-based and other esoteric testing. We have strong logistics capabilities, including approximately 3,500 courier vehicles and over 20 airplanes that together make approximately 90,000 stops daily. We have approximately 8,400 phlebotomists and approximately 5,600 paramedical examiners. We plan to continue to enhance our test menu and service capabilities. We believe that customers and payers prefer providers that offer a comprehensive and innovative range of tests and services and the most convenient access to those services and that, by offering such services, we will be able to profitably enhance our market position.

•

Continue to lead in medical innovation and information technology solutions. We are a leading innovator in the clinical testing market with unmatched medical and technical expertise. We have the most comprehensive test menu and leading medical and scientific experts available for consultation. We collaborate with leading academic centers and maintain relationships with advisors and consultants that are leaders in key fields, such as cardiology, oncology and infectious disease. In connection with our research and development efforts, our medical and scientific experts publish in peer-reviewed journals research that demonstrates the clinical value and importance of diagnostic testing. In 2009, we published several articles that provide fundamental insights into the nature of cystic fibrosis and leukemia. Over the past several years, we have expanded our business in more complex and faster-growing testing areas, including gene-based and esoteric testing, anatomic pathology services and point-of-care testing.

We see significant opportunity to use diagnostics for personalized medicine, and our clinical trials business has biomarker capabilities that advance our efforts to develop companion diagnostics for new therapies that will foster personalized patient treatment. To us, personalized medicine is getting the right test to the right patient at the right time, and includes the manner of testing. For example, different tests may make sample collection methods less invasive or more convenient to a patient.

We remain a leading innovator in the clinical testing industry by continuing to introduce new tests, technology and services, including in personalized and targeted medicine. For example, in 2009, we introduced the first commercial test for the 2009 H1N1 influenza virus that received an Emergency Use Authorization from the FDA for the expected duration of the H1N1 emergency. We received the Emergency Use Authorization approximately 12 weeks after the U.S. government declared infection by the H1N1 virus a pandemic emergency. Our H1N1 test is a good example of our strength in rapidly developing and deploying innovative diagnostics to improve patient care. In addition, as an industry leader with the largest and broadest U.S. network and expanding presence outside the United States, we believe we are the channel of choice for developers of new tests to introduce their products to the marketplace. Through our relationships with the academic medical community and pharmaceutical and biotechnology firms, we believe that we are a leader in bringing technical innovation to the market.

We empower healthcare organizations and clinicians with information technology solutions that can help improve patient care and medical practice, including through our Care360™ suite of products and our ChartMaxx® electronic document management system for hospitals. We provide technologies that help health information exchanges and physicians enter, share, and access clinical information without costly IT implementation or significant workflow disruption. These solutions offer access to a large national healthcare provider network, including hundreds of electronic health record (EHR) applications and approximately 160,000 networked physicians using Quest Diagnostics’ Care360 connectivity products. The Care360 products, including our Care360 Labs and Meds, enable physicians electronically to order diagnostic tests and review test results from Quest Diagnostics and electronically to prescribe medication. Our Care360 EHR product allows physicians to generate a complete record of a clinical patient encounter, automates and streamlines the clinician’s workflow, and allows for rapid deployment and implementation with minimal workflow disruption. We believe that these products enhance the value we provide to our customers and result in increased customer loyalty. In addition, our Centergy® Clinical Portal and Data Exchange Services are the choice of one third of the original Nationwide Health Information Network contractors and some of the nation’s largest health information exchanges, including in California, New York, British Columbia, District of Columbia and New Mexico.

The 2009 American Recovery and Reinvestment Act included laws designed to expedite the implementation of electronic health records and build a national electronic health infrastructure in the United States. We have been pioneering advancements in healthcare information technology for many years. We believe that we are well positioned to enable physicians to take advantage of the government stimulus program, and we are committed to our Care 360 products becoming designated as certified technology for purposes of the federal laws.

•

Expand our geographic reach. In addition to growth opportunities in the United States, we see opportunities to expand our presence in Ireland, India, Mexico, Puerto Rico and the U.K. and to bring our experience and expertise in diagnostic testing to other international markets, particularly to developing countries where the testing markets are highly fragmented and less mature.

•

Expand our diagnostic scope. Technology advances are enabling testing to move closer to the patient and point-of-care, or near patient, tests are becoming increasingly available and reliable. This enables more timely and effective decisions, with the opportunity to improve patient care and reduce medical costs. Since July 2006, we have acquired three businesses that offer point-of-care testing: HemoCue, Focus Diagnostics and Enterix. We intend to expand our product menus, develop novel technology platforms and systems to meet the needs of our clients and pursue potential additional acquisitions to supplement our offering. Test results from our point-of-care products can be entered into our Care360 system, enabling the integration of tests performed in a near patient setting with those performed in our laboratories. We are well positioned to offer choice and integrated solutions to physicians, hospitals, clinics and retail customers for the testing methods that are most appropriate for each patient and practice.

          In support of our strategy, in recent years we have undertaken several acquisitions to support our strategy. These acquisitions enable us to expand our capabilities, further leverage our assets and differentiate our Company from our competition, diversify our revenues and accelerate our growth. We expect to continue to selectively evaluate acquisitions in the United States and in select international markets.

BUSINESS OPERATIONS

          Quest Diagnostics is the world’s leading provider of diagnostic testing, information and services, providing insights that enable patients, physicians and others to make decisions to improve health. We offer U.S. patients and physicians the broadest access to diagnostic testing services through our nationwide network of laboratories and Company-owned patient service centers. We provide interpretive consultation through the largest medical and scientific staff in the industry, with approximately 900 M.D.s and Ph.D.s, primarily located in the United States, many of whom are recognized leaders in their field. We are the leading provider of clinical testing, including gene-based and other esoteric testing, anatomic pathology services, including dermatopathology and testing for drugs-of-abuse, and the leading provider of risk assessment services for the life insurance industry. We are also a leading provider of testing for clinical trials. Our diagnostics products business manufactures and markets FDA cleared or approved diagnostic test kits and specialized point-of-care testing. We empower healthcare organizations and clinicians with robust information technology solutions. Our activities are described below.

          Patients are at the center of everything that we do. We are leveraging our diagnostic testing capabilities and our assets to serve multiple customer bases. In 2009, our clinical testing business accounted for greater than 90% of our net revenues, with the balance derived from insurer services, clinical trials testing, diagnostic products and healthcare information technology. Most of our services are provided in the United States. Clinical testing includes routine testing, anatomic pathology, gene-based and esoteric testing, and drugs-of-abuse testing, which generated approximately 54%, 16%, 20% and 2%, respectively, of our 2009 net revenues. Risk assessment services for the life insurance industry, clinical trials testing, diagnostic products and healthcare information technology combined generated approximately 8% of our 2009 net revenues. In 2009, we derived approximately 3% of our net revenues from foreign operations and held approximately 7% of our long-lived assets outside the United States.

          Clinical Testing. We are the world’s largest commercial clinical testing company. We offer customers the broadest access to the most extensive test menu of clinical and anatomic pathology tests in the United States. Clinical testing is an essential element in the delivery of healthcare services. Physicians use clinical tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical testing is generally categorized as clinical laboratory testing and anatomic pathology services. Clinical laboratory testing generally is performed on whole blood, serum, plasma and other body fluids, such as urine, and specimens such as microbiology samples. Anatomic pathology services are performed on tissues, such as biopsies, and other samples, such as human cells. Clinical laboratory tests which can be performed by most clinical laboratories are considered routine. Esoteric tests are clinical laboratory tests that are not routine, require highly skilled personnel and generally require more sophisticated equipment. Esoteric tests, including gene-based tests, generally are performed in several of our laboratories. As tests increasingly become more complex, we believe that providing sound medical and scientific consultation regarding our tests and test results will help spur the integration of new tests into clinical practice, and help physicians best utilize these tests to improve patient outcomes and enhance patient satisfaction. To this end, our in-house experts, including medical directors, scientific directors, genetic counselors and board certified geneticists are available for consultation with our customers regarding testing that we perform.

          Routine clinical testing. We are the leading provider of routine clinical testing, including testing for drugs-of-abuse. We perform routine testing through our network of major laboratories and rapid response laboratories. Rapid response laboratories are smaller facilities where we can quickly perform an abbreviated menu of routine tests for customers that require rapid turnaround times. We also perform routine testing at hospital laboratories that we manage. We operate laboratories 24 hours a day, 365 days a year, performing and reporting most routine tests within 24 hours. The majority of test results are delivered electronically.

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

          Cancer Diagnostics; Anatomic Pathology. We are the leading provider of cancer diagnostics, including anatomic pathology services, in the United States. Anatomic pathology involves the diagnosis of cancer and other diseases and medical conditions through examination of tissue and cell samples taken from patients. We provide cancer diagnostics testing, including inpatient anatomic pathology and medical director services at hospitals, throughout the country, including through our major laboratories. We have a substantial presence in select geographic areas and strong relationships with ordering physicians. We significantly strengthened our cancer diagnostics offering through our May 2007 acquisition of AmeriPath Group Holdings, Inc.

          We provide a full-range of cancer diagnostic services to all anatomic pathology subspecialties. We have approximately 725 medical doctors, including luminaries in their field, with a passion for providing the highest quality service to patients. Among them are approximately 700 pathologists. We offer gene-based tests for the predisposition, diagnosis, treatment and monitoring of cancers. We provide integrated, comprehensive reports that include both anatomic pathology and clinical pathology tests, enabling our pathologists to offer patients and physicians a complete analysis. Our approach fosters personalized treatment.

          We have a strong history of leadership and innovation in cancer diagnostics. We introduced the LeumetaTM family of tests for leukemia and lymphoma. These proprietary plasma-based molecular tests may some day eliminate the need for painful bone marrow biopsies. As discussed beginning on page 5 under the heading “Scientific Innovation”, recently we introduced the EGFR Pathway test for metastatic colorectal cancer patients and collaborated closely with Vermillion, Inc. on the development of its FDA-cleared OVA1TM ovarian cancer test. We also offer the FDA-cleared HE4 biomarker test for monitoring women with ovarian cancer. With HE4 and OVA1 in our portfolio, we are now the only diagnostic testing company to offer FDA cleared tests for ovarian cancer in the pre- and post-surgical settings. Pursuant to an agreement with the National Cancer Screening Service of the Republic of Ireland, we also provide cervical cancer screening testing for women age 25 to 60 participating in Ireland’s first nationwide cytology-screening program.

          Gene-Based and Other Esoteric Testing. We are the leading provider in the United States of gene-based and other esoteric testing, with net revenues of over $1.4 billion, or 20% of consolidated net revenues, in 2009. Gene-based and other esoteric tests increasingly are ordered by physicians to assist them in the diagnostic process, to establish a prognosis and to choose or monitor a therapeutic regimen. Esoteric tests include procedures in the areas of molecular diagnostics, protein chemistry, cellular immunology and advanced microbiology. Commonly ordered esoteric tests include viral and bacterial detection tests, drug therapy monitoring tests, autoimmune panels and complex cancer evaluations. Esoteric tests typically require professional “hands-on” attention from highly-skilled technical personnel, generally require more sophisticated technology, equipment or materials and may be performed less frequently than routine tests. Consequently, esoteric tests are generally reimbursed at higher levels than routine tests. It is not practical, from a cost-effectiveness or infrastructure perspective, for most hospitals, commercial laboratories or physician office laboratories to develop and perform a broad menu of esoteric tests, or to perform low-volume esoteric testing in-house. Such tests generally are outsourced to an esoteric clinical testing laboratory, which specializes in performing these complex tests. We conduct complex and specialized testing, including molecular diagnostics, in our two world renowned Nichols Institute laboratory facilities (one on each U.S. coast), and in a number of other locations, including Focus Diagnostics.

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

          Scientific Innovation. We are a leading innovator in the clinical testing industry, with capabilities ranging from early discovery to validation of clinical tests. We develop tests at our laboratories, such as Quest Diagnostics Nichols Institute; we also develop innovative techniques in anatomic pathology. We collaborate with leading academic centers and maintain relationships with advisors and consultants that are leaders in key fields, such as cardiology, oncology and infectious disease. In connection with our research and development efforts, our medical and scientific experts publish in peer-reviewed journals research that demonstrates the clinical value and importance of diagnostic testing. In 2009, they published several articles that provide fundamental insights into the nature of cystic fibrosis and leukemia. We successfully transfer technical innovations to the market through our relationships with technology developers, including the academic community and pharmaceutical and biotechnology firms, our in-house expertise and our collaborations with emerging medical technology companies that develop and commercialize novel diagnostics, pharmaceutical and device technologies. We search for new opportunities and continue to build a robust pipeline of new tests in screening, diagnosis, prognosis and treatment choice, which assists physicians in early detection of diseases and may reduce healthcare costs. Through our strengths in assay development and the commercialization of tests services, we believe that we are the partner of choice for developers of new technologies and tests to introduce their products to the marketplace.

          We focus our resources on key disease states and technologies that help doctors care for their patients through better screening, monitoring, diagnosis, prognosis and treatment choices. We also look for tests that are less invasive than currently available options, to increase the choices that physicians and patients have for the collection of diagnostic samples. With these priorities in mind, we recently introduced a number of new tests which are discussed below.

•	Cancer.

-

We introduced our ColoVantageTM test, a blood test designed to aid in the detection of colorectal cancer, based on DNA methylation of the Septin9 gene. We are the first commercial laboratory in the U.S. to offer a laboratory developed test based on the Septin9 biomarker.

-

We introduced EGFR Pathway, a test that identifies, in a single reflex test offering, genetic mutations in the KRAS, NRAS and BRAF genes that inhibit anti-epidermal growth factor receptor therapy response in metastatic colorectal cancer patients.

	-	We collaborated closely with Vermillion, Inc. on the development of its FDA-cleared OVA1 ovarian cancer test. This multi-analyte test, which uses a proprietary algorithm, provides a new option for helping physicians assess if a woman’s ovarian mass is benign or malignant prior to a planned surgery. This information is expected to help physicians determine whether to refer a woman with high risk of cancer to a gynecological oncologist versus a general surgeon or gynecologist. We expect to launch the test in the first quarter of 2010, and have a multi-year exclusive license for the clinical reference laboratory market in the U.S.

-

Our plasma-based LeumetaTM tests are useful in determining many different types of hematological disorders, and in particular, in the diagnosis of certain hematological cancers associated with mutations in JAK2. In 2009, we expanded our menu of Leumeta tests to add numerous tests for mutations in multiple cancer types, including solid tumors.

•	Infectious Disease.

	-	We continued to expand our menu of tests focused on infectious diseases, drawing on our expertise and strength in this field.

-

We introduced the first commercial test for the 2009 H1N1 influenza virus authorized by the FDA for emergency use, approximately 12 weeks after the U.S. government declared a pandemic emergency. Soon thereafter, the FDA granted us Emergency Use Authorization for our H1N1 influenza test to run on our recently introduced Simplexa® testing platform. We were the first company in the U.S. that the FDA authorized to both perform the test in its lab and also offer H1N1 test kits to high complexity labs. This expanded the nation’s capacity to perform testing and reduce turnaround time for results. Our H1N1 influenza test also has met the European Union’s regulatory standards and is now available to qualified laboratories in approximately 35 countries in Europe. Our H1N1 test is a good example of our strength in rapidly developing and deploying innovative diagnostics to improve patient care.

•

Genetics and Personalized Medicine. Increasingly, tests will be introduced that determine a patient’s genotype or gene expression profile associated with a particular disease. These tests can help physicians to determine a patient’s susceptibility to disease or to tailor medical care to an individual’s needs – such as determining if a medication might be more or less effective for a particular person, or which type of medication might work better, or tailoring the right dosage once the proper medicine is prescribed. A few examples are set forth below:

-

Most of the roughly one million patients who undergo stent procedures each year are prescribed the anti-platelet drug Plavix® (clopidogrel biphosphate) to help prevent the formation of blood clots, that can lead to heart attack or stroke. Yet, 30% or more of people possess the CYP2C19 gene, which, if present, can slow the metabolism of clopidogrel. As a result, these patients may have a lessened response to normal doses of clopidogrel. This information can be helpful to a physician in determining whether to prescribe a higher dose of clopidogrel or an alternative anti-platelet drug. We introduced AccuTypeTM CP, a gene-based test that uses a blood or saliva sample to aid the identification of this gene to help physicians predict the metabolism of clopidogrel in patients.

-

We have a leading offering of tests to aid in the care of patients with HIV. This year, we added our HIV-1 Coreceptor Tropism Test, which aids physicians in predicting if a patient will respond to the newest class of antiretroviral drugs, called entry inhibitors. Our test reports results in approximately half the time of the nearest competing test, enabling physicians to more quickly determine therapeutic choices for patients. In addition to HIV tropism testing, the Company’s test services range from HIV diagnostic testing to monitoring HIV viral load, determining a viral genotype, and testing for the HLA-B*5701 genetic marker as an aid in helping to predict a hypersensitivity reaction to Ziagen® (abacavir), an antiretroviral medication.

-

Our ClariSureTM aCGH postnatal test was approved by the State of New York. The test employs microarray analysis to aid in detecting copy-number chromosomal abnormalities implicated in dozens of medical conditions, including mental retardation, birth defects and autism spectrum and developmental disorders, which conventional laboratory tests may fail to detect.

•	Cardiovascular Disease.

-

In 2009, we introduced our first protein mass spectrometry test, for Aldosterone Renin Ratio. Use of the test, which aids in the diagnosis of secondary hypertension, is supported by 2009 Endocrine Society Consensus Guidelines. The test improves specificity and reduces turn around time compared to competing tests.

•	Oral and Dental Related Diseases.

-

Recognizing the increased attention to the connection between oral and general health, in 2009 we acquired Oral DNA, a diagnostic laboratory company specializing in laboratory tests for oral and dental related diseases. This provided us an offering to test for periodontal disease and strengthened our leadership in cancer diagnostics, and enhanced our ability to offer physicians and patients increased alternatives for personalizing diagnostic testing.

          Clinical Trials Testing. We believe that we are the second largest provider of central laboratory testing performed in connection with clinical research trials on new drugs, vaccines and certain medical devices. Clinical research trials are required by the FDA and other international regulatory authorities to assess the safety and efficacy of new drugs and vaccines. We see opportunities to develop pharmacogenetic and pharmacogenomic tests to help speed drug approval processes for our clinical trials customers and, capitalizing on the trend to personalized medicine, to better focus patient therapy based on a patient’s genetic markers. We have biomarker capabilities that advance our efforts to develop these tests.

          We have clinical trials testing centers in the United States and the United Kingdom, and we provide clinical trials testing in Australia, China, Singapore and South America through affiliated laboratories. While we serve most of the major pharmaceutical companies, approximately 35% of our net revenues from clinical trials testing in 2009 represented testing for GlaxoSmithKline plc (GSK). We are the primary provider of central laboratory testing to support GSK’s clinical trials testing requirements worldwide.

          Life Insurer Services. We are the largest provider of risk assessment services to the life insurance industry in the United States and Canada. We also provide risk assessment services for insurance companies doing business in many countries outside the United States.

          Our risk assessment services comprise underwriting support services to the life insurance industry including teleunderwriting, specimen collection and paramedical examinations, clinical testing, medical record retrieval, case management, motor vehicle reports, telephone inspections, prescription histories and credit checks. The clinical tests that we perform and data we gather are designed to assist insurance companies to objectively evaluate the mortality and morbidity risks of policy applicants. The majority of the testing is performed on specimens of life insurance applicants, but also includes specimens of applicants for other types of insurance. Factors such as the number of applications for underwritten life insurance policies can affect the utilization of clinical testing and other services we provide to our insurance customers. Most of our specimen collections and paramedical examinations are performed by our approximately 5,600 paramedical examiners at the applicant’s home or workplace. We also offer paramedical examinations through approximately 500 of our patient service centers, and operate approximately 80 locations other than patient service centers in the United States and Canada where we provide paramedical examinations, bringing to approximately 580 the total number of sites where we can provide these examinations. We also contract with third parties at over an additional 125 locations across the United States and Canada to coordinate providing these exams.

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

          Employer Services. We believe that we are the leading provider of clinical testing to employers for the detection of employee use of drugs-of-abuse. Our Quest Diagnostics Drug Testing IndexTM, which is an annual report of our aggregate drug testing results, is used by employers, the federal government and the media to help identify and quantify drug abuse among the nation’s workforce.

          As healthcare costs have increased, so has the value of preventative care. Employers grappling with increased healthcare costs use wellness testing as a key tool to reduce their healthcare costs and the healthcare risks of their employees. We provide wellness testing and analytic services to employers to enable them and their employees to take an active role in improving their health and empower employers with aggregated health information. Our Blueprint for WellnessTM program offers employers actionable data to power their health improvement and cost containment programs. We are leveraging our patient service centers and paramedical network to deliver wellness screening nationwide. We also offer Blueprint for WellnessTM directly to individuals through our website, BlueprintForWellness.com.

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

          We develop and manufacture products that enable healthcare professionals to make healthcare diagnoses, including products for point-of-care, or near patient, testing for the professional market. Since July 2006, we have acquired several companies, including Focus Diagnostics, Enterix, and HemoCue, that enhance our offerings and better enable us to serve these markets. We will consider additional acquisitions or licenses of selective products to complement the products and services we provide. The results of several of our point-of-care tests can be entered into our Care360TM system and hospital laboratory information systems so that they are available in electronic medical records. We intend to offer additional data links in the future. This will differentiate our point-of-care test products from other products that are not integrated into an electronic repository.

          Focus Diagnostics is a leading provider of infectious disease testing that has established a reputation for being first to introduce new tests to the market, including diagnostic tests for Lyme disease, West Nile Virus, SARS and, most recently, H1N1. Focus Diagnostics develops, manufactures and markets diagnostic products, such as HerpeSelect® ELISA tests that detect patient antibodies to specific types of herpes simplex virus, which can be performed on a variety of instrument platforms. Focus Diagnostics sells its diagnostic products to large academic medical centers, hospitals and commercial laboratories globally. In 2009, Focus entered into agreements with 3M Corporation for global human diagnostic rights to a compact integrated cycler for use with real time polymerase chain reaction (“PCR”) assays. The first product released on the integrated cycler is a second generation test for H1N1 influenza virus which received Emergency Use Authorization for sale by the FDA and CE mark for sale in Europe. This test is sold under the SimplexaTM brand name. We intend to develop and pursue FDA clearance and CE marking for additional tests to be sold under the SimplexaTM brand name.

          HemoCue manufactures and distributes point-of-care testing products. HemoCue is the leading global provider in point-of-care testing for hemoglobin, with a growing market share for glucose, microalbumin and white blood cell testing. In 2009, HemoCue added the AvieTM hemoglobin A1c test, which has received FDA 510(k) clearance and a waived status under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), to its diabetes test suite. The measurement of hemoglobin is important for blood donors and for patients being considered for transfusion therapy, or undergoing dialysis or chemotherapy, where instant test results can lead to immediate treatment decisions. The HemoCue handheld systems are used in physician’s offices, blood banks, hospitals, diabetes clinics and public health clinics. In developing countries, these systems are used as the primary means to screen for anemia. Approximately one-half of HemoCue products are sold outside the United States. We believe that HemoCue has a strong product development pipeline, based on its pioneering use of its patented microfluidic systems. HemoCue received FDA 510(k) clearance for its White Blood Cell Analyzer, a whole-blood test performed on finger-stick samples that can assist physicians by providing a total white blood cell count. We are applying for CLIA-waived status for this product which, if granted, would permit physicians to use these products in a much larger segment of physician offices.

          Enterix, an Australia-based company, manufactures the InSure® fecal immunochemical test (FITTM) for screening for colorectal cancer.

          International. We have laboratory facilities in Gurgaon, India; Heston, England; Mexico City, Mexico; and San Juan, Puerto Rico. These laboratories support clinical testing in their local markets and our clinical trials business. We have an office in Ireland that supports our activities in that country, and also have sales representatives dedicated to offering our point-of-care test products in countries outside the United States. We see opportunities to bring our experience and expertise in diagnostic testing and point-of-care products to international markets, particularly developing countries where the testing markets are highly fragmented and less mature, including by leveraging existing facilities to serve new markets.

          Healthcare Information Technology. We empower healthcare organizations and clinicians with information technology solutions that can help improve patient care and medical practice, including through our Care360™ suite of products and the ChartMaxx® electronic document management system for hospitals. We provide interoperable technologies that help health information exchanges and physicians enter, share and access clinical information without costly IT implementation or significant workflow disruption. These solutions offer access to a large national healthcare provider network, including hundreds of electronic health record (EHR) applications and approximately 160,000 networked physicians using Quest Diagnostics’ Care360 connectivity products. We believe that these products enhance the value we provide to our customers and result in increased customer loyalty by providing more convenient ordering and reporting of clinical tests, greater convenience in electronically prescribing medication and providing better access to clinical information.

          The Care360 products, including our Care360 Labs and Meds, enable physicians electronically to order diagnostic tests and review test results from Quest Diagnostics and electronically to prescribe medication. Since

December 2008, the number of medications written through Care360 ePrescribing has nearly tripled to an annualized rate of more than 12 million. Our Care360 EHR product allows physicians to generate a complete record of a clinical patient encounter, automates and streamlines the clinician’s workflow, and allows for rapid deployment and implementation with minimal workflow disruption. The solution allows doctors to electronically create, manage and distribute patient encounter notes including vital signs and progress notes. It captures lab and radiology results and allows doctors to send secure messages and clinical information to other practitioners and secure, Web-based laboratory results to their patients’ personal health records. Physicians also take advantage of our new Care360 Mobile application that lets them review results and order medications using their Apple® iPhone®.

          In 2009, we launched an upgraded version of our industry leading ChartMaxx document managing and imaging solution, which enhances the ability of healthcare enterprises to track, respond to and report on, requests from Recovery Audit Contractor auditors. Our Centergy® Clinical Portal is the hospital-facing component of our suite of modular healthcare solutions, which also includes full scale Data Exchange Services. It is the choice of one third of the original Nationwide Health Information Network contractors and some of the largest health information exchanges, deployed in California, New York, British Columbia, District of Columbia and New Mexico.

          The 2009 American Recovery and Reinvestment Act included laws designed to expedite the implementation of electronic health records and build a national electronic health infrastructure in the United States. We have been pioneering advancements in healthcare information technology for many years, believe that we are well positioned to enable physicians to take advantage of the government stimulus program and are committed to our Care360 products becoming designated as certified technology for purposes of the federal laws.

          We collaborate with Keas, Microsoft and Google in connection with their personal health records offerings. Keas™ provides an online tool that delivers personalized health plans to individuals, based upon the individual’s health information. Microsoft® HealthVault™ and Google Health™ are tools that allow patients to store, manage, and share their medical records online in a HIPAA compliant fashion. Using our Care360 connectivity products, physicians can securely provide diagnostic and other data to a patient’s account.

          We believe that our healthcare information technology capabilities, and our collaboration with others regarding healthcare information technology initiatives, differentiate us from the competition.

THE UNITED STATES CLINICAL TESTING MARKET

          Most clinical tests are performed by one of three types of laboratories: hospital-affiliated laboratories; commercial clinical laboratories; or physician-office laboratories. We believe that hospital-affiliated laboratories account for approximately 60% of the market, commercial clinical laboratories approximately one-third and physician-office laboratories the balance.

          Key Trends. There are a number of key trends that we expect to have a significant impact on the clinical testing business in the United States and on our business. These trends present both opportunities and risks. The current economic slowdown may temporarily reduce industry growth rates. However, because clinical testing is an essential healthcare service and because of the key trends discussed below, we believe that the industry will continue to grow over the long term and that we are well positioned to benefit from the long-term growth expected in the industry.

          Demographics. The growing and aging population is increasing the demand for clinical testing.

          Increased testing. We believe that we have entered the decade of diagnostics, moving from dominant focus on curative care to a greater recognition of the value of detection, prevention and personalized care. Physicians increasingly are relying on diagnostic testing to help identify risk for a disease, to detect the symptoms of disease earlier, to aid in the choice of therapeutic regimen, to monitor patient compliance and to evaluate treatment results. Physicians, consumers and payers increasingly recognize the value of diagnostic testing as a means to improve health and reduce the overall cost of healthcare through early detection, prevention and treatment.

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

          Customer and payer consolidation. Our customers and payers, including physicians, health insurance plans, employers, pharmaceutical companies and others, have been consolidating. We expect that this trend will continue. Consolidation is increasing customer and payer bargaining power, enhancing purchasing sophistication and encouraging internalization of testing.

          Highly competitive. The clinical testing industry remains fragmented, is highly competitive and is subject to new competition. Competition is growing from non-traditional competitors. New market entrants with extensive resources may make acquisitions or expand into our traditional areas of operations. We also are expanding into new diagnostic testing areas that are highly competitive.

          Legislative, regulatory and policy environment. Government oversight of and attention to the healthcare industry in the United States is significant and increasing. The 2009 American Recovery and Reinvestment Act included laws designed to expedite the implementation of electronic health records and build a national electronic health infrastructure in the United States. In addition, there has been extensive discussion of U.S. federal legislation to reform healthcare. It is not possible to predict whether U.S. federal legislation to reform healthcare will be enacted, or the nature or impact of any such legislation.

          Prevention and wellness. There is an increased awareness of the benefits of, and increased interest in, preventative medicine and wellness. Consumers, employers, health plans and government agencies increasingly are focusing on helping the healthy stay healthy, detecting symptoms among those at risk and providing preventative care that helps avoid disease.

          Globalization. There is a growing demand for healthcare services in emerging market countries. Opportunities are arising to participate in the restructuring or growth of the healthcare systems in these countries. Additionally, our customers are establishing positions outside the United States. Demographic changes globally may also create opportunities.

          Customers and Payers. We provide testing services to a broad range of customers, with orders for clinical testing generally generated by physicians, hospitals and employers. In most cases, the customer that orders the testing is not responsible for the payments for services. We consider a party that refers a test to us a “customer” and a party that reimburses us a “payer.” Depending on the billing arrangement and applicable law, the payer may be (1) a third party responsible for providing health insurance coverage to patients, such as a health insurance plan, self-insured employer benefit fund, or the traditional Medicare or Medicaid program, (2) the patient or (3) the physician or other party (such as a hospital, another laboratory or an employer) who referred the testing to us.

          The following table shows current estimates of the breakdown of the percentage of our total volume of requisitions and net revenues associated with our clinical testing business during 2009 applicable to each payer group:

Net Revenues
as % of
	Requisition	Total
	Volume	Clinical Laboratory
	as % of	Testing
	Total Volume	Net Revenues

Traditional Medicare and Medicaid Programs	15% - 20%	15% - 20%
Physicians, Hospitals, Employers and Other Monthly-Billed Clients	30% - 35%	20% - 25%
Health Plans	47% - 52%	47% - 52%
Patients	2% - 5%	5% - 10%

          Health plans, including managed care organizations and other health insurance providers, typically reimburse us as a contracted provider on behalf of their members for clinical testing services performed. Reimbursement from our two largest health plans totaled approximately 14% of our consolidated net revenues in 2009. Our largest health plan accounted for approximately 9% of our consolidated net revenues in 2009.

          Physicians. Physicians, including both primary care physicians and specialists, requiring testing for patients are the primary referral source of our clinical testing volume. Physicians determine which laboratory to recommend or use, based on a variety of factors, including: service; patient access and convenience, including participation in a health plan network; price; and depth and breadth of test and service offering. Physicians also purchase and utilize our point-of-care tests.

          Health Plans. Health plans typically negotiate directly or indirectly with a number of clinical laboratories, and represent approximately one-half of our total clinical testing volumes and one-half of our net revenues from clinical testing. The trend of consolidation among health plans has continued. In certain markets, such as California, health plans may delegate to independent physician associations (“IPAs”) the ability to negotiate for clinical testing services on behalf of certain members.

          Health plans and IPAs often require that clinical test service providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services through capitated payment arrangements and discounted fee-for-service arrangements. Under capitated payment arrangements, we provide services at a predetermined monthly reimbursement rate for each covered member, generally regardless of the number or cost of services provided by us. Average reimbursement rates under capitated payment arrangements are typically lower than our overall average reimbursement rate. Health plans continue to focus product offerings on point-of-service (“POS”) plans, and consumer driven health plans (“CDHPs”) that offer a greater choice of healthcare providers. Reimbursement under these programs is typically negotiated on a fee-for-service basis, which generally results in higher revenue per requisition than under capitation arrangements. In addition, several health plans have made strategic acquisitions or have developed products to more broadly serve the individual (non-group) market. We do not expect that the design of these plans will pose a significant barrier to accessing clinical testing services. Increased number of patients in CDHPs and high deductible plans, such as those offered in the individual market, generally require greater levels of patient cost-sharing; this could negatively impact patient collection experience.

          Most of our agreements with major health plans are non-exclusive arrangements. Certain health plans, however, have limited their laboratory network to only a single national laboratory to obtain improved pricing. In cases where members choose to use a non-contracted provider due to service, quality or convenience, the non-contracted provider is generally reimbursed at rates considered “reasonable and customary.” Contracted rates are generally lower than “reasonable and customary” rates.

          We also may be a member of a “complementary network.” A complementary network is generally a set of contractual arrangements that a third party will maintain with various providers that provide discounted fees for the benefit of its customers. A member of a health plan may choose to access a non-contracted provider that is a member of a complementary network; if so, the provider will be reimbursed at a rate negotiated by the complementary network.

          We attempt to strengthen our relationships with health plans and increase the volume of testing services by offering health plans services and programs that leverage our Company’s expertise and resources, including in such areas as wellness and disease management.

          Hospitals. Hospitals generally maintain an on-site laboratory to perform the significant majority of clinical testing for their patients and refer less frequently needed and highly specialized procedures to outside laboratories, which typically charge the hospitals on a negotiated fee-for-service basis. Fee schedules for hospital reference testing typically are negotiated on behalf of hospitals by group purchasing organizations. We provide services to hospitals throughout the United States, including esoteric testing, in some cases helping manage their laboratories and serving as the medical directors of the hospital’s histology or clinical laboratory. We believe that we are the industry’s market leader in servicing hospitals. Hospitals generally continue to look for ways to fully utilize their existing laboratory capacity: they perform tests their patients need and compete with commercial laboratories for outreach (non-hospital patients) testing. Continuing to obtain referrals from hospitals depends on our ability to provide high quality services that are more cost-effective than if the hospitals were to perform the services themselves. We believe that our combination of full-service, bi-coastal esoteric testing capabilities, medical and scientific professionals available for consultation, innovative connectivity products, point-of-care testing products, focus on Six Sigma quality and dedicated sales and service professionals has positioned us to be an attractive partner for hospital customers.

          Most physicians have admitting privileges or other relationships with hospitals as part of their medical practice. Many hospitals seek to leverage their relationships with community physicians by encouraging the physicians to send their outreach testing to the hospital’s laboratory. In addition, hospitals that own physician practices generally require the practices to refer tests to the hospital’s affiliated laboratory. Hospitals can have greater leverage with health insurers than do commercial clinical laboratories, particularly hospitals that have a significant market share; hospitals thus are frequently able to negotiate higher reimbursement rates with health insurance plans than commercial clinical laboratories for comparable clinical testing services.

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

          Employers. Employers use clinical tests for drugs-of-abuse to determine an individual’s employability and his or her “fitness for duty.” Companies with high turnover, safety conscious environments or regulatory testing requirements provide the highest volumes of testing. Factors such as the general economy and job market can impact the utilization of drugs-of-abuse testing. We seek to grow our employer volumes through offering new and innovative programs to help companies with their goal of maintaining a safe and productive workplace. We also offer employers our Blueprint for Wellness program, providing wellness screening and analytic services to employers, to help employers and their employees manage increasing healthcare costs and to capitalize on trends in personalized health.

          Other Laboratories and Other Customers. We also provide testing services to federal, state and local governmental agencies and perform esoteric testing services for commercial clinical laboratories that do not have a full range of testing capabilities. These customers are charged on a fee-for-service basis.

GENERAL

          Competition. While there has been significant consolidation in the clinical testing industry in recent years, our industry remains fragmented and highly competitive. We primarily compete with three types of clinical testing providers: hospital-affiliated laboratories, other commercial clinical laboratories and physician-office laboratories. Our largest commercial clinical laboratory competitor is Laboratory Corporation of America Holdings, Inc. In addition, we compete with many smaller regional and local commercial clinical laboratories, specialized esoteric laboratories and laboratories owned by physicians and hospitals. In anatomic pathology, additional competitors include anatomic pathology practices, including those in academic institutions. In addition, there has been a trend among specialty physician practices to bring pathologists into those practices, thereby reducing referrals from those practices.

We believe that healthcare providers traditionally consider a number of factors when selecting a testing provider, including:

•	service capability and quality;

•	accuracy, timeliness and consistency in reporting test results;

•	pricing;

•	patient insurance coverage;

•	number and type of tests performed by the provider;

•	number, convenience and geographic coverage of patient service centers;

•	reputation in the medical community;

•	healthcare information technology solutions;

•	qualifications of its staff; and

•	ability to develop new and useful tests.

          We believe that we are an effective competitor in each of these areas. We also believe that offering the most comprehensive test menu in the industry, innovative test and information technology offerings, a superior patient experience, Six Sigma quality and unparalleled access and distribution, provides us with a competitive advantage that enables us to compete on more than price alone.

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

          The diagnostic testing industry is faced with changing technology and new product introductions. Advances in technology may lead to the development of more cost-effective tests that can be performed outside of a commercial clinical laboratory such as (1) point-of-care tests that can be performed by physicians in their offices; (2) complex tests that can be performed by hospitals in their own laboratories; and (3) home testing that can be carried out without requiring the services of clinical laboratories. Development of such technology and its use by our customers and patients would reduce the demand for our laboratory testing services and negatively impact our net revenues. With our point-of-care test strategy, we are positioning ourselves to service this growing market for physicians and hospitals. We also believe that our overall point-of-care test strategy will strengthen our relationship with our customers by enabling us to offer more solutions that improve their effectiveness and the care of their patients by enabling faster diagnosis and treatment.

          The diagnostic product, life insurance services, clinical trials and healthcare information technology markets are highly competitive. We have many competitors, some of which have much more extensive experience in these markets and some of which have greater resources. We compete in the diagnostic products market by attempting to find and exploit unique differentiated products, including products that take advantage of our healthcare information technology solutions. We compete in the life insurance services business by seeking to provide a superior applicant experience, faster services completion and a wider array of highest quality, integrated services than our competitors. We compete in the clinical trials business by leveraging our strengths as the world’s leading diagnostic testing company, including the depth and breadth of our testing menu, our superior scientific expertise, our ability to support complex global clinical trials and our lab management and information technology solutions. We compete in the healthcare information technology market by offering solutions that foster better patient care and improve performance for healthcare institutions, patients and physician practices, particularly smaller and medium sized physician practices. There is no guarantee that we will be able to compete successfully in these markets.

          Sales and Marketing. Our sales force is organized to focus on customer groups and service types. The majority of representatives focus on marketing clinical laboratory testing, anatomic pathology and related services to physicians, including physician specialists. Supporting our physician sales teams are genomics and esoteric testing specialists, who are specially trained and focused on educating our clients on new and more complex tests. In addition, we have a sales force that focuses on regional and national insurance organizations. We also have a hospital sales organization that focuses on meeting the unique clinical testing needs of hospitals. A smaller portion of our sales force focuses on selling drugs-of-abuse and wellness testing to employers. We also have a sales force that focuses on selling risk assessment testing services to life insurance companies. In addition, we have a sales organization that focuses on selling diagnostic products to hospitals, commercial clinical laboratories, physician office laboratories, blood banks and clinics, and a sales force that sells our point-of-care tests to customers globally. We also have a sales force that focuses on selling our clinical trials services to drug developers. We have an active customer management process to evaluate the growth potential and profitability of all accounts.

          Information Technology. We use information systems extensively in virtually all aspects of our business, including clinical laboratory testing, test reporting, billing, customer service, logistics and management of medical data. We believe that our healthcare information technology systems help differentiate us favorably. We endeavor to establish systems that create value and efficiencies for our Company, patients and customers. The successful delivery of our services depends, in part, on the continued and uninterrupted performance of our information technology systems.

          Some of our historic growth has come through acquisitions and we continue to use non-standardized billing, laboratory or other core information systems. We have standardized some of our systems and are implementing standard laboratory information and billing systems across our operations, including those from our most recent acquisitions. We expect implementation will take several more years to complete, and will result in significantly more centralized systems, improved operating efficiency, more timely and comprehensive information for management and enhanced control over our operational environment.

          Quality Assurance. In our clinical testing business, our goal is to continually improve the processes for collection, handling, storage and transportation of patient specimens, as well as the precision and accuracy of analysis and result reporting. Our quality assurance efforts focus on positive patient identification of specimens, report accuracy, proficiency testing, reference range relevance, process audits, statistical process control and personnel training for all of our laboratories and patient service centers. We also focus on the licensing, credentialing, training and competence of our professional and technical staff. We are implementing an enhanced specimen tracking system, with global positioning system capabilities, that will enable us to better track specimens. We continue to implement our Six Sigma and standardization initiatives to help achieve our goal of becoming recognized as the undisputed quality leader in the healthcare services industry. In addition, some of our laboratories have achieved International Organization for Standardization, or ISO, certification. These certifications are international standards for quality management systems. In 2009, we took a number of steps to further enhance our quality assurance program, including devoting additional resources to the program and taking advantage of technology advances designed to improve quality assurance.

          As part of our comprehensive quality assurance program, we utilize internal proficiency testing, extensive quality control and rigorous process audits for our clinical laboratory operations. For most clinical laboratory tests, quality control samples are processed in parallel with the analysis of patient specimens. The results of tests on these quality control samples are monitored to identify trends, biases or imprecision in our analytical processes.

          We participate in external proficiency testing and have accreditation for our clinical laboratory operations from various regulatory agencies or accrediting organizations, such as the Centers for Medicare and Medicaid Services (“CMS”), the College of American Pathologists (“CAP”) and certain states. All of our laboratories participate in various external quality surveillance programs. They include, but are not limited to, proficiency testing programs administered by CAP, as well as some state agencies. CAP is an independent, non-governmental organization of board-certified pathologists approved by CMS to inspect clinical laboratories to determine compliance with the standards required by CLIA. CAP offers an accreditation program to which laboratories may voluntarily subscribe. All of our major regional and esoteric laboratories, including our facility in India, and most of our rapid response laboratories, are accredited by CAP. Accreditation includes on-site inspections and participation in the CAP (or equivalent) proficiency testing program. Also, all of our cytotechnologists and pathologists participate in an individual proficiency testing program.

          Our diagnostic products businesses maintain extensive quality assurance programs focused on compliance with applicable regulatory requirements in the United States, Europe and Australia. They are regulated by the FDA and are required to be in compliance with the Quality Systems Regulations, 21 CFR part 820, and with applicable standards outside the U.S. In addition, our manufacturing sites are certified in accordance with, or audited by the deemed authority for, ISO 13485: 2003 standards. We endeavor to design and manufacture our diagnostics products in compliance with Quality Systems Regulations so that the finished products are safe and effective. In addition, the diagnostics products businesses maintain procedures designed to ensure that products we purchase conform to the manufacturer’s specifications.

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

          Employees. At December 31, 2009, we employed approximately 43,000 people. This total excludes employees of the joint ventures where we do not have a majority interest. We have no collective bargaining agreements with any unions covering any employees in the United States, and we believe that our overall relations with our employees are good.

BILLING AND REIMBURSEMENT

          Billing. We generally bill for clinical testing services on a fee-for-service basis under one of two types of fee schedules. These fees are generally subject to negotiation with or discounted to non-governmental payers. The types of fee schedules are:

•	“Client” fees charged to physicians, hospitals, and institutions for which a clinical laboratory performs testing services on a wholesale basis and which are billed on a monthly basis.

•	“Patient” fees charged to individual patients and third-party payers, like Medicare and Medicaid.

          Billing for clinical testing services is very complicated, and we have compliance policies and procedures that increase our billing costs. Patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups all have different billing requirements. Some billing arrangements require us to bill multiple payers, and there are several other factors that complicate billing (e.g., disparity in coverage and information requirements among various payers; incomplete or inaccurate billing information provided by ordering physicians). We incur additional costs as a result of our participation in Medicare and Medicaid programs because clinical laboratory testing and anatomic pathology services are subject to complex, stringent and frequently ambiguous federal and state laws and regulations, including those relating to coverage, billing and reimbursement. Changes in laws and regulations could further complicate our billing and increase our billing expense. CMS establishes procedures and continuously evaluates and implements changes to the reimbursement process.

          As an integral part of our billing compliance program, we investigate reported failures or suspected failures to comply with federal and state healthcare reimbursement requirements. Any Medicare or Medicaid overpayments resulting from non-compliance are reimbursed by us. As a result of these efforts, we have periodically identified and reported overpayments, reimbursed the payers for overpayments and taken appropriate corrective action.

          In 2009, our bad debt expense was 4.3% of our net revenues. We believe that most of our bad debt expense is primarily the result of missing or incorrect billing information on requisitions and Advance Beneficiary Notices (ABNs) received from healthcare providers and the failure of patients to pay the portion of the receivable that is their responsibility, rather than credit related issues. Deteriorating economic conditions may adversely impact our bad debt expense. In general, we perform the requested tests and report test results regardless of whether the billing information is correct or complete. We subsequently attempt to contact the healthcare provider or patient to obtain any missing information and to rectify incorrect billing information. Missing or incorrect information on requisitions complicates and slows down the billing process, creates backlogs of unbilled requisitions and generally increases the aging of accounts receivable and bad debt expense. The increased use of electronic ordering reduces the incidence of missing or incorrect information.

          Government Coverage and Reimbursements. Government payers, such as Medicare and Medicaid, have taken steps and can be expected to continue to take steps to control the cost, utilization and delivery of healthcare services, including clinical test services. For example, Medicare carriers have adopted policies under which they do not pay for many commonly ordered clinical tests unless the ordering physician has provided an appropriate diagnosis code supporting the medical necessity of the test. Physicians are required by law to provide diagnostic information when they order clinical tests for Medicare and Medicaid patients.

          The healthcare industry has experienced significant changes in reimbursement practices during the past several years. Historically, many different local carriers administered Medicare Part B, which covers services provided by commercial clinical laboratories. They often had inconsistent policies, increasing the complexity of the billing process for clinical laboratories. They are being replaced with contractors who will administer Part B benefits for beneficiaries in larger regional areas. It is expected that the revised system will reduce the administrative complexity of billing for services provided to Medicare beneficiaries.

          With regard to the clinical test services performed on behalf of Medicare beneficiaries, we must bill the Medicare program directly and must accept the carrier’s fee schedule amount for covered services as payment in full. In addition, state Medicaid programs are prohibited from paying more (and in most instances, pay significantly less) than Medicare. Currently, Medicare does not require the beneficiary to pay a co-payment for clinical laboratory testing. Certain Medicaid programs require Medicaid recipients to pay co-payment amounts for clinical laboratory testing. Medicare patients generally are required to make co-payments for anatomic pathology services.

          Federal law contains a Medicare fee schedule payment methodology for clinical testing services performed for patients covered under Part B of the Medicare program, and a national ceiling on the amount that carriers could pay under their local Medicare fee schedules. During 2009, Medicare and Medicaid programs represented approximately 18% of our net revenues. Effective January 1, 2010, the national fee schedule for clinical testing services was decreased 1.9%.

          Federal law also contains a Medicare fee schedule payment methodology for pathology and other physician services performed for patients covered under Part B of the Medicare program. In December 2009, Congress enacted a 60-day hold on a potential 21.2% decrease in this schedule that would otherwise have gone into effect January 1, 2010. In 2009, approximately 3% of our net revenues were reimbursed based on this fee schedule.

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

          We are generally permitted to bill Medicare beneficiaries directly for statutorily excluded testing services. An advance beneficiary notice (“ABN”) is a notice signed by the beneficiary which documents the patient’s informed decision to personally assume financial liability for tests which are likely to be denied and not reimbursed by Medicare because they are deemed to be not medically necessary for the patient (these tests include limited coverage tests for which the ordering physician did not provide an appropriate diagnosis code and certain tests ordered on a patient at a frequency greater than covered by Medicare). We do not have any direct contact with most of these patients and, in such cases, cannot control the proper use of the ABN by the physician or the physician’s office staff, who must obtain the ABN on our behalf. If the ABN is not timely provided to the beneficiary or is not completed properly, we may end up performing tests that we cannot subsequently bill to the patient if payment is denied by Medicare due to coverage limitations.

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

          Historically, most Medicare and Medicaid beneficiaries were covered under the traditional Medicare and Medicaid programs directly administered by the federal government. Over the last several years, the federal government has continued to expand its contracts with private health insurance plans for Medicare beneficiaries and has encouraged such beneficiaries to switch from the traditional programs to the private programs, called “Medicare Advantage” programs. There has been continued growth of health insurance plans offering Medicare Advantage programs and of beneficiary enrollment in these plans. In recent years, in an effort to control costs, states also have increasingly mandated that Medicaid beneficiaries enroll in private managed care arrangements. If these efforts continue to be successful, we may experience a further shift of traditional Medicare and Medicaid beneficiaries to private health insurance options.

REGULATION

          Our businesses are subject to or impacted by extensive and frequently changing laws and regulations in the United States (at both the federal and state levels) and the other jurisdictions in which we conduct business. These laws and regulations include regulations over aspects of our business, and laws and regulations relating to conducting our business generally (e.g., export controls laws, U.S. Foreign Corrupt Practices Act and similar laws of other jurisdictions), including in the United States and in the other jurisdictions in which we conduct business. We also are subject to inspections and audits by governmental agencies. Set forth below are highlights of the key regulatory areas applicable to our businesses.

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

          CLIA does not preempt state laws that are more stringent than federal law. State laws may require additional personnel qualifications, quality control, record maintenance and/or proficiency testing. State laws also may require detailed review of our scientific validations and technical procedures for tests before approval for use or marketing of services.

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

          In addition, federal and state anti-self-referral laws generally prohibit Medicare and Medicaid payments for clinical tests referred by physicians who have a personal investment in, or a compensation arrangement with, the testing laboratory. Some states also have laws that are not limited to Medicare and Medicaid referrals and could also affect investment and compensation arrangements with physicians.

          FDA. The FDA has regulatory responsibility over, among other areas, instruments, test kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the United States. The FDA also regulates clinical trials (and, therefore, testing that we perform for sponsors of those trials), drugs-of-abuse testing for employers, testing for blood bank purposes and testing of donors of human cells for purposes such as in vitro fertilization. A number of esoteric tests we develop internally are first offered as laboratory-developed tests (“LDTs”). The FDA has claimed regulatory authority over all LDTs, but has exercised enforcement discretion with regard to most LDTs performed by high complexity CLIA-certified laboratories. However, the FDA has been petitioned to exercise regulatory authority over certain LDTs and to initiate enforcement action against companies that make effectiveness claims about LDTs that are without sufficient analytical and clinical support. In addition, the FDA has issued two drafts of a guidance document describing certain LDTs it refers to as “In Vitro Diagnostic Multivariate Index Assays.” The FDA could finalize this guidance document, clarifying its intention to regulate these tests as medical devices and the laboratories that offer this subset of LDTs. If FDA regulation of this subset of LDTs occurs or if increased regulation of the various medical devices used in laboratory-developed testing ensues, it would lead to an increased regulatory burden resulting in additional costs and delays in introducing new tests, including genetic tests; this may hinder us from developing and marketing certain new products or services.

          In September 2007, the FDA finalized its guidance relating to analyte specific reagents (“ASRs”), which laboratories use in LDTs. As a result, manufacturers of certain products previously marketed as ASRs must file for FDA clearance of these products in order to market them in the United States. Failure to act diligently and to cooperate with the FDA may result in enforcement action against the manufacturer. The increased regulation of these products could result in increased product cost, a delay in obtaining them or, if a manufacturer withdraws its products from the market, an inability to obtain the product. These factors may hinder our ability to develop and market new products or services or cause an increase in the cost of our products or services.

          Our diagnostic product business is subject to regulation by the FDA, as well as by foreign governmental agencies, including countries within the European Union who have adopted the Directive on In Vitro Diagnostic Medical Devices (“IVDD”). These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing, distribution and post-market surveillance of diagnostic products. Prior to commercially marketing or selling most diagnostic products in the U. S. we are required to secure clearance or approval from the FDA. Similarly, we may need to obtain a license or certification such as a CE mark in order to sell diagnostic products outside of the U. S. Compliance with the IVDD allows us to market in Europe once we obtain a CE mark (obtainable where the manufacturer certifies that the device conforms to the regulatory and quality requirements for the device). Following the introduction of a diagnostic product into the market, the FDA and non-U.S. agencies engage in periodic inspections and reviews of the manufacturing processes and product performance. Compliance with these regulatory controls can affect the time and cost associated with the development, introduction and continued availability of new products. These agencies possess the authority to take various administrative and legal actions against us for non-compliance, such as fines, product suspensions, submission of warning letters, recalls, product seizures, injunctions and other civil and criminal sanctions. Where appropriate, voluntary compliance actions, such as voluntary recalls, may be undertaken.

          Environmental, Health and Safety. We are subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. For example, the U.S. Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating specifically to workplace safety for healthcare employers in the U. S. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, such as HIV and hepatitis B and C, including preventing or minimizing any exposure through sharps or needle stick injuries. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the United States Postal Service and the International Air Transport Association. We generally use third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials and contractually require them to comply with applicable laws and regulations.

          Contracts and Relationships with Physicians. We employ pathologists. Many of our pathologists enter into an employment agreement. These agreements have varying terms, but generally can be terminated at any time, upon advance notice. Most of the agreements contain covenants generally limiting the activities of the pathologist within a defined geographic area for a limited period of time after termination of employment. The agreements may be subject to limitations under state law that may limit the enforceability of these covenants.

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

          Privacy and Security of Health and Personal Information. Healthcare providers and others involved in providing healthcare services to patients are required to comply with the federal Health Insurance Portability and Accountability Act (“HIPAA”) regulations regarding protecting the security and privacy of certain healthcare information, as well as HIPAA standards for electronic healthcare transactions in the United States. The HIPAA regulations on adoption of national provider identifiers required healthcare providers to adopt new, unique identifiers for reporting on claims transactions. The security regulations establish requirements for safeguarding electronic patient information. The privacy regulations establish comprehensive federal standards regarding the uses and disclosures of protected health information. New federal laws adopted in 2009 impose additional obligations on healthcare providers regarding the privacy and security of protected health information, increase the penalties associated with the failure to meet the HIPAA regulatory requirements, allow state attorneys general to enforce violations of the HIPAA privacy and security regulations and require healthcare providers to notify patients and the government if they discover certain breaches of the patient’s unsecured protected health information. These laws and regulations establish a complex regulatory framework on a variety of subjects. We have implemented practices that we believe meet the requirements.

          We also must comply with privacy and security laws and regulations adopted by states in the United States and jurisdictions outside the United States in which we conduct business, including the European Union. Some of these laws and regulations relate to the privacy and security of personal information, such as social security numbers. Some of the laws and regulations impose reporting and disclosure requirements in the event of certain security breaches. We have implemented practices that we believe meet applicable requirements.

          Drug Testing; Controlled Substances. All U.S. laboratories that perform drug testing for public sector employees and employees of certain federally regulated businesses are required to be certified as meeting the detailed performance and quality standards of the Substance Abuse and Mental Health Services Administration. To obtain access to controlled substances used to perform drugs-of-abuse testing in the United States, laboratories must be licensed by the Drug Enforcement Administration. All of our laboratories that perform such testing or that use controlled substances are so certified or so licensed, respectively.

          Compliance. We seek to conduct our business in compliance with all applicable laws and regulations. Many of the laws and regulations applicable to us, however, including many of those relating to billing, reimbursement of tests and relationships with physicians and hospitals, are vague or indefinite or have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. The applicability or interpretation of laws and regulations also may not be clear in light of emerging changes in clinical testing science and healthcare technology. Such occurrences, regardless of their outcome, could, among other things:

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

          The federal or state governments may bring claims based on theories as to our current practices that we believe are lawful. The federal government has substantial leverage in negotiating settlements since the amount of potential damages far exceeds the rates at which we are reimbursed, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs, which represented approximately 18%

of our net revenues during 2009. We believe that, based on our experience with settlements and public announcements by various government officials, the federal government continues to strengthen its enforcement efforts against healthcare fraud. In addition, legislative provisions relating to healthcare fraud and abuse provide federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected cases of fraud and abuse.

          We have a long-standing and well-established compliance program. The Quality, Safety & Compliance Committee of our Board of Directors oversees our compliance program and requires periodic management reports regarding our compliance program. Our program includes detailed policies and procedures and training programs intended to ensure the strict implementation and observance of all applicable laws, regulations and Company policies. Further, we conduct in-depth reviews of procedures and facilities to assure regulatory compliance throughout our operations. We conduct annual training of our employees on these compliance policies and procedures.

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

          We have a corporate governance webpage. You can access information regarding our corporate governance at www.questdiagnostics.com/governance. We post the following on our corporate governance webpage:

•	Directors

•	Management

•	Code of Business Ethics

•	Integrity Commitment

•	Values

•	Corporate Governance Guidelines

•	Charters for our Audit and Finance Committee, Compensation Committee, Executive Committee, Governance Committee and Quality, Safety and Compliance Committee

•	Certificate of Incorporation

•	Bylaws

EXECUTIVE OFFICERS OF THE COMPANY

The following persons serve as executive officers of the Company.

          Surya N. Mohapatra, Ph.D. (60) is Chairman of the Board, President and Chief Executive Officer. Prior to joining the Company in February 1999 as Senior Vice President and Chief Operating Officer, he was Senior Vice President of Picker International, a worldwide leader in advanced medical imaging technologies. Dr. Mohapatra was appointed President and Chief Operating Officer in June 1999, Chief Executive Officer in May 2004 and Chairman of the Board in December 2004. He is a director of ITT Corporation. Dr. Mohapatra has been a director of the Company since 2002.

          Jon R. Cohen, M.D. (55) is Senior Vice President and Chief Medical Officer. Dr. Cohen joined the company in March 2009. He served as the Senior Advisor to New York Governor David Patterson from 2008 to 2009, where he was responsible for all policy and strategic planning. From 2007 to 2008, Dr. Cohen was a managing director, health industries advisory services at PricewaterhouseCoopers LLP. Prior to that, he spent 21 years with North Shore-Long Island Jewish Health System, one of the nation’s largest not-for-profit health systems, including serving as its Chief Medical Officer from 2000 to 2006.

          Robert A. Hagemann (53) is Senior Vice President and Chief Financial Officer. He joined Corning Life Sciences, Inc. in 1992, where he held a variety of senior financial positions before being named Vice President and Corporate Controller of the Company in 1996. Mr. Hagemann has served as Chief Financial Officer since August 1998. He is a director of Zimmer Holdings, Inc.

          Joan E. Miller, Ph.D. (55) is Senior Vice President – Pathology and Hospital Services. Dr. Miller joined Corning Life Sciences, Inc. in 1992 and since has held positions of increasing responsibility. Dr. Miller was named Senior Managing Director, Nichols Institute in 2002 and Vice President, Hospital Business in 2003. Since June 2007, Dr. Miller has overseen the Company’s hospital testing services, including its esoteric testing facilities, and its anatomic pathology testing services.

          Michael E. Prevoznik (48) is Senior Vice President and General Counsel. Mr. Prevoznik joined the Company as Vice President and General Counsel in August 1999. In 2003, he assumed responsibility for governmental affairs. Prior to joining the Company, Mr. Prevoznik served in positions of increasing responsibility within the compliance organization at SmithKline Beecham, most recently as Vice President, Compliance, with responsibility for coordinating all SmithKline Beecham compliance activities worldwide.

          Wayne R. Simmons (54) is Vice President – Operations. Since July 2007, he has overseen the Company’s U.S. clinical testing operations. Mr. Simmons joined the Company in February 2004 as Vice President for our central region. Prior to joining the Company, Mr. Simmons served in positions of increasing responsibility with Philips Medical Systems, including, since 2002, as Vice President of Supply Chain, in which position he was responsible for operations at Philips Medical Systems CT Operations facilities globally.

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

          This Report also includes forward-looking statements that involve risks or uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below and elsewhere. See “Cautionary Factors that May Affect Future Results” on page 29.

Continued weakness in U.S., global, or regional economic conditions could have an adverse effect on our businesses.

          The economies of the United States and other regions of the world in which we do business have recently experienced significant weakness which, in the case of the U.S., has resulted in significant unemployment and reduced economic activity. A continued decline in economic conditions may adversely affect demand for our services and products, thus reducing our revenue. These conditions could also impair the ability of those with whom we do business to satisfy their obligations to us.

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

          We primarily compete with three types of clinical test providers: hospital-affiliated laboratories, other commercial clinical laboratories and physician-office laboratories. We also compete with anatomic pathology practices and large physician group practices. Hospitals generally maintain on-site laboratories to perform testing on their patients (inpatient or outpatient). In addition, many hospitals compete with commercial clinical laboratories for outreach (non-hospital patients) testing. Most physicians have admitting privileges or other relationships with hospitals as part of their medical practice and hospitals may seek to leverage their relationships with community physicians and encourage the physicians to send their outreach testing to the hospital’s laboratory. In addition, hospitals that own physician practices generally require the practices to refer tests to the hospital’s laboratory. As a result of this affiliation between hospitals and community physicians, we compete against hospital-affiliated laboratories primarily based on quality of service. Our failure to provide a broad test menu or service superior to hospital-affiliated laboratories and other laboratories could have a material adverse effect on our business.

          If we fail to compete effectively, our business could be adversely affected and our net revenues and profitability could be damaged.

Our business could be adversely impacted if healthcare reform focuses on reducing healthcare costs but does not recognize the value and importance of diagnostic testing.

          Government oversight of and attention to the healthcare industry in the United States is significant and may increase. There has been extensive discussion of U.S. federal legislation to reform healthcare. While it is not possible to predict whether U.S. federal legislation to reform healthcare will be enacted, or the nature or impact of any such legislation, our business could be adversely impacted if healthcare reform legislation focuses on reducing healthcare costs but does not appropriately recognize the value and importance of diagnostic testing.

Government payers, such as Medicare and Medicaid, have taken steps to control the utilization and reimbursement of healthcare services, including clinical test services.

          We face efforts by government payers to reduce utilization and reimbursement for clinical testing services.

          From time to time, Congress has legislated reductions in, or frozen updates to, the Medicare Clinical Laboratory Fee Schedule. In addition, CMS has adopted policies limiting or excluding coverage for clinical tests that we perform. We also provide physician services which are reimbursed by Medicare under a physician fee schedule, which is subject to adjustment on an annual basis. CMS changes add to our costs by increasing complexity and administrative requirements for billing. Medicaid reimbursement varies by state and is subject to administrative and billing requirements and budget pressures.

          In addition, over the last several years, the federal government has continued to expand its contracts with private health insurance plans for Medicare beneficiaries, called “Medicare Advantage” programs, and has encouraged such beneficiaries to switch from the traditional programs to the private programs. There has been continued growth of health insurance plans offering Medicare Advantage programs, and of beneficiary enrollment in these programs. Also in recent years, states have increasingly mandated that Medicaid beneficiaries enroll in private managed care arrangements. If these efforts continue to be successful, we may experience a further shift of traditional Medicare and Medicaid beneficiaries to private health insurance options. Recently, state budget pressures have encouraged states to consider several courses that may impact our business, such as delaying payments, reducing reimbursement, restricting coverage eligibility, service coverage restrictions and imposing taxes on our services.

          From time to time, the federal government has considered whether competitive bidding can be used to provide clinical testing services for Medicare beneficiaries at attractive rates while maintaining quality and access to care. In 2008, Congress enacted legislation that revoked CMS’ authority to conduct a competitive bidding demonstration project for clinical testing services. State governments also have considered from time to time whether to apply competitive bidding to clinical testing services. The industry remains concerned about the potential use of competitive bidding for clinical testing services and believes that the quality of services and access to those services could be adversely impacted by implementation of competitive bidding and the award of testing service contracts to a few test providers. If competitive bidding were implemented on a regional or national basis for clinical testing, it could materially adversely affect us.

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

          The healthcare industry has experienced a trend of consolidation among healthcare insurance plans, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical testing providers. These healthcare plans, and independent physician associations, may demand that clinical testing providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment arrangements. In addition, some healthcare plans have been willing to limit the PPO or POS laboratory network to only a single national laboratory to obtain improved fee-for-service pricing. There are also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing.

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

•	loss of key customers or employees;

•	difficulty in standardizing information and other systems;

•	difficulty in consolidating facilities and infrastructure;

•	failure to maintain the quality or timeliness of services that our Company has historically provided;

•	diversion of management’s attention from the day-to-day business of our Company as a result of the need to deal with the foregoing disruptions and difficulties; and

•	the added costs of dealing with such disruptions.

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

Our business could be negatively affected if we are unable to continue to improve our efficiency.

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

          Our business is subject to or impacted by extensive and frequently changing laws and regulations in the United States (including at both the federal and state levels), and the other jurisdictions in which we engage in business. While we seek to conduct our business in compliance with all applicable laws, many of the laws and regulations applicable to us are vague or indefinite and have not been interpreted by the courts, including many of those relating to:

•	billing and reimbursement of clinical tests;

•	certification or licensure of clinical laboratories;

•	the anti-self-referral and anti-kickback laws and regulations;

•	the laws and regulations administered by the U.S. Food and Drug Administration;

•	the corporate practice of medicine;

•	operational, personnel and quality requirements intended to ensure that clinical testing services are accurate, reliable and timely;

•	physician fee splitting;

•	relationships with physicians and hospitals;

•	safety and health of laboratory employees; and

•	handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials.

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

          We regularly receive requests for information, and occasionally subpoenas, from governmental authorities. We also are subject from time to time to qui tam claims brought by former employees or other “whistle blowers.” The federal and state governments continue to strengthen their position and scrutiny over healthcare fraud. In addition, legislative provisions relating to healthcare fraud and abuse provide federal enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse. The government has substantial leverage in negotiating settlements since the amount of potential damages far exceeds the rates at which we are reimbursed for our products and services, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs, which represented approximately 18% of our net revenues for the year ended December 31, 2009. Regardless of merit or eventual outcome, these types of investigations and related litigation can result in:

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

Failure to develop, or acquire licenses for, new tests, technology and services, could negatively impact our testing volume and net revenues.

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

We may be unable to obtain, maintain or enforce our intellectual property rights and may be subject to intellectual property litigation that could adversely impact our business.

          We may be unable to obtain or maintain adequate patent or other proprietary rights for our products and services or to successfully enforce our proprietary rights. In addition, we may be subject to intellectual property litigation and we may be found to infringe on the proprietary rights of others, which could force us to do one or more of the following:

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

          As of December 31, 2009, we had approximately $3.1 billion of debt outstanding. Except for outstanding letters of credit and operating leases, we do not have any off-balance sheet financing arrangements in place or available. Our debt agreements contain various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt. We have obtained ratings on our debt from Standard and Poor’s and Moody’s Investor Services and Fitch Ratings. There can be no assurance that any rating so assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if in that rating agency’s judgment future circumstances relating to the basis of the rating, such as adverse changes in our Company or our industry, so warrant. If such ratings are lowered, the borrowing costs on our senior unsecured revolving credit facility, secured receivables facility and term loan could increase. Changes in our credit ratings, however, do not require repayment or acceleration of any of our debt.

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

          Manufacturing or design defects, unanticipated use of our products, or inadequate disclosure of risks relating to the use of the products can lead to injury or other adverse events. These events could lead to recalls or safety alerts relating to our products (either voluntary or required by governmental authorities) and could result, in certain cases, in the removal of a product from the market. Any recall could result in significant costs as well as negative publicity that could reduce demand for our products. Personal injuries relating to the use of our products can also result in product liability claims being brought against us. In some circumstances, such adverse events could also cause delays in new product approvals.

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

          Public and private initiatives to create healthcare information technology (HCIT) standards and to mandate standardized clinical coding systems for the electronic exchange of clinical information, including test orders and test results, could require costly modifications to our existing HCIT systems. While we do not expect HCIT standards to be adopted or implemented without adequate time to comply, if we fail to adopt or delay in implementing HCIT standards, we could lose customers and business opportunities.

Our operations and reputation may be impaired if we do not comply with privacy laws or information security policies.

          In our business, we generate or maintain sensitive information, such as patient data. If we do not adequately safeguard that information and it were to become available to persons or entities that should not have access to it, our business could be impaired, our reputation could suffer and we could be subject to fines, penalties and litigation.

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

          Although we conduct most of our business in the United States, our expanding international operations increase our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include, without limitation:

•	changes in the local economic environment;

•	political instability;

•	social changes;

•	intellectual property legal protections and remedies;

•	trade regulations;

•	procedures and actions affecting approval, production, pricing, reimbursement and marketing of products and services;

•	exchange controls;

•	export controls;

•	weak legal systems which may affect our ability to enforce contractual rights;

•	changes in local laws or regulations; and

•	potentially longer payment and collection cycles.

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

          Our medical diagnostic products are subject to extensive regulation by numerous governmental authorities in the United States, including the FDA, and by regulatory authorities outside the United States, including the European Commission. The process of obtaining regulatory clearance or approval to market a medical diagnostic product can be costly and time-consuming, and clearance or approval for future products is never certain. Even when additional indications or uses of existing products are sought, securing clearance or approval is not predictable. Delays in the receipt of, or failure to obtain clearance or approval for, future products, or new indications or uses, could result in delayed realization of product revenues and in substantial additional costs.

          In addition, no assurance can be given that we will remain in compliance with applicable regulations once clearance or approval has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling and advertising and postmarketing reporting, including adverse event reports and field alerts due to manufacturing quality concerns. Our diagnostic product facilities and procedures and those of our suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities. Failure to comply with applicable rules could result in, among other things, substantial modifications to our business practices and operations; refunds, recalls or seizures of our products; a total or partial shutdown of production in one or more of our facilities while we or our suppliers remedy the alleged violation; the inability timely to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events could disrupt our business and have a material adverse effect on our reputation, revenues, profitability or financial condition.

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

          Promising new product candidates may fail to reach the market or may have only limited commercial success because of efficacy or safety concerns, failure to achieve positive clinical outcomes, inability to obtain necessary regulatory approvals, failure to achieve market adoption, limited scope of approved uses, excessive costs to manufacture, the failure to establish or maintain intellectual property rights, or the infringement of intellectual property rights of others. Even if we successfully develop new products or enhancements or new generations of our existing products, they may be quickly rendered obsolete by newer products, changing customer preferences or changing industry standards. Innovations may not be accepted quickly in the marketplace because of, among other things, entrenched patterns of clinical practice or uncertainty over third party reimbursement. We cannot state with certainty when or whether any of our medical diagnostic products under development will be launched, whether we will be able to develop, license or otherwise acquire products, or whether any diagnostic products will be commercially successful. Failure to launch successful new products or new indications for existing products may cause our products to become obsolete.

Our operations may be adversely impacted by the effects of natural disasters such as hurricanes and earthquakes, health pandemics, hostilities or acts of terrorism and other criminal activities.

          Our operations may be adversely impacted by the effects of natural disasters such as hurricanes and earthquakes, health pandemics, hostilities or acts of terrorism or other criminal activities. Such events may result in a temporary decline in the number of patients who seek clinical testing services or in our employees’ ability to perform their job duties. In addition, such events may temporarily interrupt our ability to transport specimens, to receive materials from our suppliers or otherwise to provide our services.

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

          As part of a settlement with the U.S. Department of Justice and other federal government agencies, in April 2009 we entered into a five-year Corporate Integrity Agreement with the U.S. Department of Health and Human Services Office of Inspector General. If we fail to comply with our obligations under the Corporate Integrity Agreement, we could be suspended or terminated from participating in certain federal healthcare programs and subject to substantial monetary penalties.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

          Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may”, “believe”, “will”, “expect”, “project”, “estimate”, “anticipate”, “plan” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Investors are cautioned not to unduly rely on such forward-looking statements when evaluating the information presented in this document. The following important factors could cause our actual financial results to differ materially from those projected, forecasted or estimated by us in forward-looking statements:

(a)	Heightened competition from commercial clinical testing companies, and from hospitals with respect to testing for non-patients and from physicians.

(b)	Increased pricing pressure from customers and payers.

(c)	A continued weakness in economic conditions.

(d)	Impact of changes in payer mix, including any shift from fee-for-service to discounted or capitated fee arrangements.

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

(1)

the requirements of Medicare carriers to provide diagnosis codes for many commonly ordered tests (and the transition to a new coding set) and the possibility that third party payers will increasingly adopt similar requirements;

(2) continued inconsistent practices among the different local carriers administering Medicare;

(3) inability to obtain from patients a valid advance beneficiary notice form for tests that cannot be billed without prior receipt of the form;

(4) increased challenges in operating as a non-contracted provider with respect to health plans; and

(5) the impact of additional or expanded limited coverage policies and limits on the allowable number of test units.

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

(i)

Denial, suspension or revocation of CLIA certification or other licenses for any of our clinical laboratories under the CLIA standards, revocation or suspension of the right to bill the Medicare and Medicaid programs or other adverse regulatory actions by federal, state and local agencies.

(j)

Changes in federal, state or local laws or regulations, including changes that result in new or increased federal or state regulation of commercial clinical laboratories or tests developed by commercial clinical laboratories, including regulation of laboratory services by the FDA.

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

(p)

Negative developments regarding intellectual property and other property rights that could prevent, limit or interfere with our ability to develop, perform or sell our tests or operate our business. These include:

(1) Issuance of patents or other property rights to our competitors or others; and

(2) Inability to obtain or maintain adequate patent or other proprietary rights for our products and services or to successfully enforce our proprietary rights.

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

(s)

Impact of any national healthcare information network or the adoption of standards for health information technology interoperability that are incompatible with existing software and hardware infrastructure requiring widespread replacement of systems and/or software.

(t)	Inability to promptly or properly bill for our services or to obtain appropriate payments for services that we do bill.

(u)	Changes in interest rates and changes in our credit ratings from Standard & Poor’s, Moody’s Investor Services or Fitch Ratings causing an unfavorable impact on our cost of and access to capital.

(v)	Inability to hire and retain qualified personnel or the loss of the services of one or more of our key senior management personnel.

(w)

Terrorist and other criminal activities, hurricanes, earthquakes or other natural disasters, and health pandemics, which could affect our customers, transportation or systems, or our facilities, and for which insurance may not adequately reimburse us.

(x)	Difficulties and uncertainties in the discovery, development, regulatory environment and/or marketing of new products or new uses of existing products.

(y)

Failure to comply with the requirements of our Corporate Integrity Agreement that could subject us to suspension or termination from participation in federal healthcare programs and substantial monetary penalties.

Item 1B. Unresolved Staff Comments

          There are no unresolved SEC comments that require disclosure.

Item 2. Properties

          Our executive offices are located in Madison, New Jersey. We maintain clinical testing laboratories in major metropolitan areas and elsewhere throughout the continental United States; in several instances a joint venture of which we are a partner maintains the laboratory. We also maintain offices, data centers, billing centers, call centers, an assembly center, distribution centers, patient service centers and a clinical trials testing laboratory at locations throughout the United States. In addition, we maintain offices, manufacturing facilities, patient service centers and clinical laboratories in locations outside the United States, including in Sweden, Puerto Rico, Mexico, the United Kingdom, India, Ireland and Australia. Our properties that are not owned are leased on terms and for durations that are reflective of commercial standards in the communities where these properties are located. We believe that, in general, our facilities are suitable and adequate for our current and anticipated future levels of operation and are adequately maintained. We believe that if we were unable to renew a lease on any of our facilities, we could find alternative space at competitive market rates and relocate our operations to such new location without material disruption to our business. Several of our principal facilities are highlighted below.

Location	Leased or Owned

Cypress, California (laboratory)	Leased
Los Angeles, California (laboratory)	Leased
San Juan Capistrano, California (laboratory)	Owned
Tampa, Florida (laboratory)	Owned
Atlanta, Georgia (laboratory)	Owned
Chicago, Illinois (2) (laboratories)	One owned, one leased
Baltimore, Maryland (laboratory)	Owned
Teterboro, New Jersey (laboratory)	Owned
Philadelphia, Pennsylvania (laboratory)	Leased
Norristown, Pennsylvania (offices)	Leased
Dallas, Texas (laboratory)	Leased
Chantilly, Virginia (laboratory)	Leased

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

          We are also involved, from time to time, in other reviews, investigations and proceedings by governmental agencies regarding our business, including, among other matters, operational matters, certain of which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of these reviews, investigations and proceedings has increased in recent years with regard to many firms in the healthcare services industry, including our Company.

          We maintain various liability insurance coverages for claims that could result from providing or failing to provide clinical testing services, including inaccurate testing results, and other exposures. Our insurance coverage limits our maximum exposure on individual claims; however, we are essentially self-insured for a significant portion of these claims.

          We contest liability or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations or proceedings are in the early stages, we cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they ultimately will be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, we believe, based on current knowledge, that the outcome of all other pending matters will not have a material adverse effect on our consolidated financial condition, although the outcome of such matters could be material to our results of operations and cash flows in the period that such matters are determined or paid, depending on, among other things, the levels of our revenues or income for such period.

          In 2005, the Company received a subpoena from the U. S. Attorney’s Office for the District of New Jersey. The subpoena seeks the production of business and financial records regarding capitation and risk sharing arrangements with government and private payers for the years 1993 through 1999. The Company cooperated with the U. S. Attorney’s Office.

          In 2005, the Company received a subpoena from the U. S. Department of Health and Human Services, Office of the Inspector General, seeking business records including records regarding the Company’s relationship with health maintenance organizations, independent physician associations, group purchasing organizations, and preferred provider organizations relating back to 1995. The Company has cooperated with the investigation. Subsequently, in November 2009, the U.S. District Court for the Southern District of New York partially unsealed a civil complaint, U. S. ex rel. Fair Laboratory Practices Associates v. Quest Diagnostics Incorporated, filed against the Company under the whistleblower provisions of the federal False Claims Act. The complaint alleges, among other things, violations of the federal anti-kickback law and the federal False Claims Act in connection with the Company’s pricing of laboratory services. The complaint seeks damages for alleged false claims associated with laboratory tests reimbursed by government payors, treble damages and civil penalties.

          In 2006 and 2008, the Company and several of its subsidiaries received subpoenas from the California Attorney General’s Office seeking documents relating to the Company’s billings to MediCal, the California Medicaid program. The Company has cooperated with the government’s requests. Subsequently, the State of California intervened as plaintiff in a civil lawsuit, California ex rel. Hunter Laboratories, LLC v. Quest Diagnostics Incorporated., et al., filed in California Superior Court against a number of clinical laboratories, including the Company and several of its subsidiaries. The complaint alleges overcharging of MediCal for testing services. The complaint was originally filed by a competitor laboratory in California under the whistleblower provisions of the California False Claims Act. The complaint was unsealed on March 20, 2009.

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

          The federal or state governments may bring claims based on new theories as to the Company’s practices which management believes to be in compliance with law. In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers. The Company is aware of certain pending individual or class action lawsuits, and has received several subpoenas, related to billing practices filed under the qui tam provisions of the False Claims Act and/or other federal and state statutes, regulations or other laws. The Company understands that there may be other pending qui tam claims brought by former employees or other “whistle blowers” as to which the Company cannot determine the extent of any potential liability.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock is listed and traded on the New York Stock Exchange under the symbol “DGX.” As of February 1, 2010, we had approximately 4,800 record holders of our common stock; we believe that the number of beneficial holders of our common stock exceeds the number of record holders. The following table sets forth, for the periods indicated, the high and low sales price per share as reported on the New York Stock Exchange Consolidated Tape and dividend information.

	Common Stock Market Price
			Dividends Declared
	High	Low

2008
First Quarter	$54.50	$43.65	$0.10
Second Quarter	51.65	45.08	0.10
Third Quarter	59.95	47.30	0.10
Fourth Quarter	52.11	38.66	0.10

2009
First Quarter	$52.98	$42.36	$0.10
Second Quarter	56.82	46.17	0.10
Third Quarter	57.19	50.24	0.10
Fourth Quarter	62.83	51.20	0.10

          We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of 2009.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

October 1, 2009 – October 31, 2009
Share Repurchase Program (A)	354,600	$56.29	354,600	$130,089
Employee Transactions (B)	11,191	$56.16	N/A	N/A
November 1, 2009 – November 30, 2009
Share Repurchase Program (A)	1,304,700	$58.14	1,304,700	$54,234
Employee Transactions (B)	207	$57.31	N/A	N/A
December 1, 2009 – December 31, 2009
Share Repurchase Program (A)	905,432	$59.84	905,432	$50	(C)
Employee Transactions (B)	83	$59.59	N/A	N/A
Total
Share Repurchase Program (A)	2,564,732	$58.49	2,564,732	$50	(C)
Employee Transactions (B)	11,481	$56.20	N/A	N/A

(A)	Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $2.8 billion of share repurchases of our common stock through December 31, 2009.

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

(C)

In January 2010, our Board of Directors authorized the Company to repurchase an additional $750 million of the Company’s common stock. The share repurchase authorization has no set expiration or termination date.

Performance Graph

          Set forth below is a line graph comparing the cumulative total shareholder return on Quest Diagnostics’ common stock since December 31, 2004, based on the market price of the Company’s common stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies on the Standard & Poor’s 500 Stock Index and the S&P 500 Healthcare Equipment & Services Index.

Comparison of Cumulative Five Year Total Return

	Closing DGX Price(1)	Total Shareholder Return			Performance Graph Values

Date		DGX	S&P 500	S&P 500 H.C.	DGX	S&P 500	S&P 500 H.C.

12/31/2005	$51.48	8.51%	4.91%	17.81%	$108.51	$104.91	$117.81
12/31/2006	$53.00	3.71%	15.79%	0.25%	$112.53	$121.48	$118.10
12/31/2007	$52.90	0.58%	5.49%	13.37%	$113.17	$128.16	$133.89
12/31/2008	$51.91	(1.08)%	(37.00)%	(37.27)%	$111.95	$80.74	$83.99
12/31/2009	$60.38	17.22%	26.46%	32.65%	$131.23	$102.11	$114.11

(1)	All values are adjusted to reflect the Company’s two-for-one stock split that occurred on June 20, 2005.

For information regarding our equity compensation plans, see Item 12, page 36.

Item 6. Selected Financial Data

          See page 40.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          See page 42.

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

Management’s Report on Internal Control Over Financial Reporting

          See page 58.

Changes in Internal Control

          During the fourth quarter of 2009, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

          Our Code of Business Ethics applies to all employees, executive officers and directors, including our Chief Executive Officer, Chief Financial Officer and Corporate Controller. You can find our Code of Business Ethics on our corporate governance website, www.QuestDiagnostics.com/governance. We will post any amendments to the Code of Business Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange, on our website.

          Information regarding the Company’s executive officers is contained in Part I, Item 1 of this Report under “Executive Officers of the Company.” Information regarding the directors and executive officers of the Company appearing in our Proxy Statement to be filed by April 30, 2010 (“Proxy Statement”) under the captions “Matter to be Considered at the Meeting – Proposal No. 1 - Election of Directors,” “Information about our Corporate Governance – Director Independence,” and “Information about our Corporate Governance – Board Committees,” “Information about our Corporate Governance – Audit and Finance Committee” is incorporated by reference herein.

Item 11. Executive Compensation

          Information appearing in our Proxy Statement under the captions “2009 Director Compensation Table,” “Compensation Discussion and Analysis,” “Additional Information Regarding Executive Compensation” and “Report of the Compensation Committee” is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders’ Matters

Equity Compensation Plan Information

          The following table provides information as of December 31, 2009 about our common stock that may be issued upon the exercise of options, warrants and rights under the Company’s existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)

Equity compensation plans approved by security holders
Employee Long Term Incentive Plan(1)	14,739,389	(5)	$45.76	10,703,236	(6)
Long-term Incentive Plan for Non-Employee Directors(2)	911,469		$45.17	411,595
Employee Stock Purchase Plan	—		N/A	3,418,419	(7)
Equity compensation plans not approved by security holders(3)	—		N/A	—

Total(4)	15,650,858		$45.72	14,533,250

(1)

Awards under this plan may consist of stock options, performance shares to be settled by the delivery of shares of common stock (or the value thereof), stock appreciation rights, restricted shares and restricted share units to be settled by the delivery of shares of common stock (or the value thereof).

(2)	Awards under this plan may consist of stock options or stock awards (which may consist of shares or the right to receive shares, or the value thereof, in the future).

(3)

The table does not include 30,887 shares of common stock that were issued to the trust for the Company’s Supplemental Deferred Compensation Plan (“SDCP”) prior to May 2004 that may be distributed to participants under the SDCP. While the SDCP does not provide a stock fund as a current notional investment option, the plan includes a stock investment fund option that was frozen effective April 1, 2004. In addition, prior to January 1, 2003, Company matching credits under the SDCP were credited to participant accounts in the form of shares of common stock. Participants are no longer allowed to notionally invest in additional shares of common stock under the SDCP.

(4)

Does not include options to purchase an aggregate of 213,303 shares, at a weighted average exercise price of $16.73, granted under a plan assumed in connection with the Company’s acquisition of AmeriPath Group Holdings, Inc. Also does not include options to purchase an aggregate of 24,552 shares, at a weighted average exercise price of $26.48, granted under a plan assumed in connection with the Company’s acquisition of Unilab Corporation. No additional options may be granted under either plan.

(5)

Includes 725,564 restricted shares and restricted share units and 2,460,222 performance shares (performance shares for performance periods ending on or subsequent to December 31, 2009 are based on the assumption that awards are earned at maximum rather than target levels).

(6)

A maximum of 3,480,256 shares were available under the plan for future awards of performance shares, restricted shares or restricted share units (assuming that outstanding performance share awards for performance periods ending on or subsequent to December 31, 2009 are earned based on maximum rather than target levels).

(7)	After giving effect to shares issued in January 2010 for the December 2009 payroll under the Employee Stock Purchase Plan.

          Information regarding security ownership of certain beneficial owners and management appearing in our Proxy Statement under the caption “Stock Ownership Information” is incorporated by reference herein.

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

Item 14. Principal Accounting Fees and Services

          Information regarding principal accountant fees and services appearing in our Proxy Statement under the caption “Proposal No. 2 – Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm” (excluding the information under the subheading “Report of the Audit and Finance Committee”) is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report.

	1.	Index to financial statements and supplementary data filed as part of this Report.

2.	Financial Statement Schedule.

Item	Page

Schedule II – Valuation Accounts and Reserves	F-50

	3.	Exhibits

An exhibit index has been filed as part of this Report beginning on page E-1 and is incorporated herein by reference.

(b)	Exhibits filed as part of this Report.

An exhibit index has been filed as part of this Report beginning on page E-1 and is incorporated herein by reference.

(c)	None.

Signatures

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2010.

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 17, 2010.

	Signature	Capacity

/s/	Surya N. Mohapatra, Ph.D.	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Surya N. Mohapatra, Ph.D.

/s/	Robert A. Hagemann	Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Robert A. Hagemann

/s/	Thomas F. Bongiorno	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)

Thomas F. Bongiorno

/s/	John C. Baldwin, M.D.	Director

John C. Baldwin, M.D.

/s/	Jenne K. Britell, Ph.D.	Director

Jenne K. Britell, Ph.D.

/s/	William F. Buehler	Director

William F. Buehler

/s/	Rosanne Haggerty	Director

Rosanne Haggerty

/s/	Gary M. Pfeiffer	Director

Gary M. Pfeiffer

/s/	Daniel C. Stanzione, Ph.D.	Director

Daniel C. Stanzione, Ph.D.

/s/	Gail R. Wilensky, Ph.D.	Director

Gail R. Wilensky, Ph.D.

/s/	John B. Ziegler	Director

John B. Ziegler

SELECTED HISTORICAL FINANCIAL DATA OF OUR COMPANY

          The following table summarizes selected historical financial data of our Company and our subsidiaries at the dates and for each of the periods presented. We derived the selected historical financial data for the years 2005 through 2009 from the audited consolidated financial statements of our Company. On January 1, 2009, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board that establishes accounting and reporting standards for noncontrolling interests in a subsidiary in consolidated financial statements. In accordance with this new standard, the Company has provided a new presentation on the face of the consolidated financial statements to separately classify noncontrolling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and noncontrolling interests in the consolidated statements of operations, comprehensive income and changes in equity for all periods presented. Effective January 1, 2006, the Company adopted a new accounting standard that requires all employee stock-based compensation to be charged to earnings using the modified prospective approach outlined in the accounting standard and therefore has not restated results for periods prior to 2006. During the third quarter of 2006, the Company completed its wind down of NID, a test kit manufacturing subsidiary, and classified the operations of NID as discontinued operations. The selected historical financial data presented below has been restated to report the results of NID as discontinued operations for all periods presented. The selected historical financial data is only a summary and should be read together with the audited consolidated financial statements and related notes of our Company and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2009	2008		2007 (a)		2006		2005 (b)

	(in thousands, except per share data)
Operations Data:
Net revenues	$7,455,243	$7,249,447		$6,704,907		$6,268,659		$5,456,726
Operating income	1,359,111 (c)	1,222,376	(d)	1,091,336	(e)	1,128,077	(f)	1,007,548	(g)
Income from continuing operations	767,458 (h)	663,889	(i)(j)	580,338		649,592	(k)	592,691	(l)
Loss from discontinued operations, net of taxes	(1,236)	(50,694	) (m)	(213,889	) (n)	(39,271	) (o)	(26,919	) (p)

Net income	766,222	613,195		366,449		610,321		565,772
Less: Net income attributable to noncontrolling interests	37,111	31,705		26,510		23,900		19,495

Net income attributable to Quest Diagnostics	729,111	581,490		339,939		586,421		546,277

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	730,347	632,184		553,828		625,692		573,196
Loss from discontinued operations, net of taxes	(1,236)	(50,694)		(213,889)		(39,271)		(26,919)

Net income	729,111	581,490		339,939		586,421		546,277

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$3.92	$3.25		$2.87		$3.18		$2.84
Loss from discontinued operations, net of taxes	(0.01)	(0.26)		(1.11)		(0.20)		(0.13)

Net income	$3.91	$2.99		$1.76		$2.98		$2.71

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$3.88	$3.22		$2.84		$3.14		$2.79
Loss from discontinued operations, net of taxes	(0.01)	(0.26)		(1.10)		(0.20)		(0.13)

Net income	$3.87	$2.96		$1.74		$2.94		$2.66

Dividends per common share	$0.40	$0.40		$0.40		$0.40		$0.36

Balance Sheet Data (at end of year):
Cash and cash equivalents	$534,256	$253,946		$167,594		$149,640		$92,130
Accounts receivable, net	827,343	832,873		881,967		774,414		732,907
Goodwill, net	5,083,944	5,054,926		5,220,104		3,391,046		3,197,227
Total assets	8,563,643	8,403,830		8,565,693		5,661,482		5,306,115
Long-term debt	2,936,792	3,078,089		3,377,212		1,239,105		1,255,386
Total debt	3,107,299	3,083,231		3,540,793		1,555,979		1,592,225
Total Quest Diagnostics stockholders’ equity	3,989,639	3,604,896		3,324,242		3,019,171		2,762,984
Noncontrolling interests	21,825	20,238		21,464		19,632		17,632
Total stockholders’ equity	4,011,464	3,625,134		3,345,706		3,038,803		2,780,616

Other Data:
Net cash provided by operating activities	$997,418 (q)	$1,063,049	$926,924	$951,896	$851,583
Net cash used in investing activities	(195,904)	(198,883)	(1,759,193)	(414,402)	(1,079,793)
Net cash (used in) provided by financing activities	(521,204)	(777,814)	850,223	(479,984)	247,038
Provision for doubtful accounts	320,974	326,228	300,226	243,443	233,628
Rent expense	188,813	190,706	170,788	153,185	139,660
Capital expenditures	166,928	212,681	219,101	193,422	224,270
Depreciation and amortization	256,687	264,593	237,879	197,398	176,124

(a)

On January 31, 2007, we completed the acquisition of POCT Holding AB, (“HemoCue”). On May 31, 2007, we completed the acquisition of AmeriPath Group Holdings, Inc., (“AmeriPath”). Consolidated operating results for 2007 include the results of operations of HemoCue and AmeriPath subsequent to the closing of the applicable acquisition. See Note 4 to the Consolidated Financial Statements.

(b)

On November 1, 2005, we completed the acquisition of LabOne, Inc., (“LabOne”). Consolidated operating results for 2005 include the results of operations of LabOne subsequent to the closing of the acquisition.

(c)

Operating income includes $75 million of stock-based compensation expense. Additionally, operating income includes a $15.5 million gain associated with an insurance settlement for storm-related losses.

(d)	Operating income includes $71 million of stock-based compensation expense and $16.2 million of costs, primarily associated with workforce reductions.

(e)	Operating income includes $57 million of stock-based compensation expense and $10.7 million of costs associated with workforce reductions in response to reduced volume levels.

(f)	Operating income includes $55 million of stock-based compensation expense and $27 million of special charges, primarily associated with integration activities.

(g)	Operating income includes a $6.2 million charge primarily related to forgiveness of amounts owed by patients and physicians, and related property damage as a result of hurricanes in the Gulf Coast.

(h)

Includes $20.4 million of pre-tax charges related to the early extinguishment of debt, primarily related to the June 2009 and November 2009 Debt Tender Offers (see Note 10 to the Consolidated Financial Statements) and a $7.0 million pre-tax charge related to the write-off of an investment.

(i)	Includes an $8.9 million pre-tax charge associated with the write-down of an equity investment.

(j)	Includes income tax benefits of $16.5 million, primarily associated with favorable resolutions of certain tax contingencies.

(k)	Includes net pre-tax charges of $10 million related to net investment losses.

(l)	Includes a $7.1 million pre-tax charge associated with the write-down of an investment.

(m)	Includes pre-tax charges of $75 million related to the government investigation of NID. See Note 16 to the Consolidated Financial Statements.

(n)	Includes pre-tax charges of $241 million related to the government investigation of NID. See Note 16 to the Consolidated Financial Statements.

(o)	Includes $32 million in pre-tax charges related to the wind down of NID’s operations.

(p)	Includes a $16 million pre-tax charge to write-off certain assets in connection with a product hold at NID.

(q)

Includes second quarter payments totaling $308 million associated with the final settlement agreement with respect to the federal government’s investigation related to NID. See Note 16 to the Consolidated Financial Statements.

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

          Most laboratory tests are performed by one of three types of laboratories: commercial clinical laboratories; hospital-affiliated laboratories; or physician-office laboratories. In 2009, we estimate that hospital-affiliated laboratories accounted for approximately 60% of the market, commercial clinical laboratories approximately one-third and physician-office laboratories the balance.

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

•

continuing research and development in the areas of genomics (the study of DNA, genes and chromosomes) and proteomics (the analysis of individual proteins and collections of proteins), which is expected to yield new, more sophisticated and specialized diagnostic tests;

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

          Healthcare Reform

          Government oversight of and attention to the healthcare industry in the United States is significant and increasing. The 2009 American Recovery and Reinvestment Act included laws designed to expedite the implementation of electronic health records and build a national electronic health infrastructure in the United States. In addition, there has been extensive discussion of U.S. federal legislation to reform healthcare. It is not possible to predict whether U.S. federal legislation to reform healthcare will be enacted, or the nature or impact of any such legislation.

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

          Healthcare insurers, which typically negotiate directly or indirectly on behalf of their members, represent approximately one-half of our clinical testing volumes and one-half of our net revenues from our clinical testing business. Larger healthcare insurers typically prefer to use large commercial clinical laboratories because they can provide services to their members on a national or regional basis. In addition, larger commercial clinical laboratories are better able to achieve the low-cost structures necessary to profitably service the members of large healthcare insurers and can provide test utilization data across various products in a consistent format. In certain markets, such as California, healthcare insurers may delegate their covered members to independent physician associations, which in turn negotiate with laboratories for clinical testing services on behalf of their members.

          The trend of consolidation among physicians, hospitals, employers, healthcare insurers, pharmaceutical companies and other intermediaries has continued, resulting in fewer but larger customers and payers with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical laboratories. Healthcare insurers often require that clinical testing service providers accept discounted fee structures or assume all or a portion of the utilization risk associated with providing testing services to their members enrolled in highly-restricted plans through capitated payment arrangements. Under these capitated payment arrangements, we and the healthcare insurers agree to a predetermined monthly reimbursement rate for each member enrolled in the healthcare plan’s restricted plan, generally regardless of the number or cost of services provided by us. Our cost to perform testing services reimbursed under capitated payment arrangements is not materially different from our cost to perform testing services reimbursed under other arrangements with healthcare insurers. Since average reimbursement rates under capitated payment arrangements are typically less than our overall average reimbursement rate, the testing services reimbursed under capitated payment arrangements are generally less profitable. In 2009, we derived approximately 14% of our testing volume and 5% of our clinical testing net revenues from capitated payment arrangements.

          Most healthcare insurers also offer programs such as preferred provider organizations (“PPOs”) and consumer driven health plans that offer a greater choice of healthcare providers. Pricing for these programs is typically negotiated on a fee-for-service basis, which generally results in higher revenue per requisition than under capitation arrangements. Most of our agreements with major healthcare insurers are non-exclusive arrangements. As a result, under these non-exclusive arrangements, physicians and patients have more freedom of choice in selecting laboratories, and laboratories are likely to compete more on the basis of service and quality than they may otherwise. It is increasingly important for healthcare providers to differentiate themselves based on quality, service and convenience to avoid competing on price alone.

          Despite the general trend of increased choice for patients in selecting a healthcare provider, recent experience indicates that some healthcare insurers may actively seek to limit the choice of patients and physicians if they feel it will give them increased leverage to negotiate lower fees, by consolidating services with a single or limited network of contracted providers. Historically, healthcare insurers, which had limited their network of laboratory service providers, encouraged their members, and sometimes offered incentives, to utilize only contracted providers. Patients who use a non-contracted provider may have a higher co-insurance responsibility, which may result in physicians referring testing to contracted providers to minimize the expense to their patients. In cases where members choose to use a non-contracted provider due to service, quality or convenience, the non-contracted provider would be reimbursed at rates considered “reasonable and customary.” Contracted rates are generally lower than “reasonable and customary” rates.

          We also may be a member of a “complementary network.” A complementary network is generally a set of contractual arrangements that a third party will maintain with various providers which provide discounted fees for the benefit of its customers. A member of a health plan may choose to access a non-contracted provider that is a member of a complementary network; if so, the provider will be reimbursed at a rate negotiated by the complementary network.

          We expect that reimbursements for the diagnostic testing industry will continue to remain under pressure. Today, the federal and many state governments face serious budget deficits and healthcare spending is subject to reductions, and efforts to reduce reimbursements and stringent cost controls by government and other payers for existing tests may continue. However, we believe that as new tests are developed which either improve on the effectiveness of existing tests or provide new diagnostic capabilities, the government and other payers will add these tests as covered services, because of the importance of laboratory testing in assessing and managing the health of patients. We continue to emphasize the importance and the high value of laboratory testing with healthcare insurers and government payers at the federal and state level.

          Our Company

          Quest Diagnostics is the world’s leading provider of diagnostic testing, information and services, providing insights that enable patients, physicians and others to make better healthcare decisions. Quest Diagnostics, with a leading position in most of its domestic geographic markets and service offerings, is well positioned to benefit from the long-term growth expected in the industry. Over 90% of our revenues are derived from clinical testing with the balance derived from insurer services, clinical trials testing, diagnostic products and healthcare information technology. Clinical testing is generally categorized as clinical laboratory testing and anatomic pathology services. Clinical laboratory testing is performed on whole blood, serum, plasma and other body fluids, such as urine, and specimens such as microbiology samples. Anatomic pathology services are principally for the detection of cancer and are performed on tissues, such as biopsies, and other samples, such as human cells. We are the world’s leading cancer diagnostics company, focused on anatomic pathology and molecular diagnostics, and provide interpretive consultation through the largest medical and scientific staff in the industry, with approximately 900 M.D.s and Ph.D.s primarily located in the United States. In addition, we are the leading provider of gene-based testing and other esoteric testing, risk assessment services for the life insurance industry and testing for drugs-of-abuse. We are also a leading provider of testing for clinical trials. Our diagnostics products business manufactures and markets diagnostic test kits and specialized point-of-care testing. We also empower healthcare organizations and clinicians with state-of-the-art information technology solutions that can improve patient care and medical practice.

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

          A large portion of our costs are fixed, making it more challenging to fully mitigate the profit impact of lost volume in the short term. In July 2007, we announced a program to adjust our cost structure while maintaining and, in some cases improving, service levels. Since then, this program has been a significant contributor to our increase in operating income as a percentage of net revenues. As we exited 2009, we estimate that our program has resulted in over $500 million of annualized cost reductions.

          We intend to become recognized as the quality leader in the healthcare services industry through utilizing the Six Sigma approach and Lean Six Sigma principles. Six Sigma is a management approach that enhances quality and requires a thorough understanding of customer needs and experience, root cause analysis, process improvements and rigorous tracking and measuring of key metrics. Lean Six Sigma streamlines processes and eliminates waste. We utilize the Six Sigma approach and Lean Six Sigma principles to increase the efficiency of our operations and to reduce operating cost. We have utilized Six Sigma to implement the initiatives which are part of our cost reduction program and to provide a better customer experience. These initiatives relate to standardizing our operations and processes, and adopting identified company best practices. One of these key initiatives is to deploy Lean Six Sigma in our laboratories to realize productivity gains. Additionally, we have realized efficiencies in other areas by better aligning our service capacity with patient and sample flows. We are driving more of our purchasing through master contracts to take better advantage of our scale. We are continuing to expand the use of customer connectivity which reduces costs in specimen data entry and billing, and helps lower our bad debt. We are improving the efficiency of our logistics routes using advanced route optimization tools and we have streamlined our management structure and administrative functions to improve efficiency and increase focus. We expect to continue deploying best practices and developing additional initiatives designed to further improve quality and the efficiency of our operations.

Growth Through Acquisition

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

          Revenues and accounts receivable associated with clinical testing

          The process for estimating the ultimate collection of receivables associated with our clinical testing business involves significant assumptions and judgments. Billings for services reimbursed by third-party payers, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers. Adjustments to the allowances, based on actual receipts from the third-party payers, are recorded upon settlement as an adjustment to net revenues.

          We have a standardized approach to estimate and review the collectibility of our receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to allowances for doubtful accounts. In addition, we regularly assess the state of our billing operations in order to identify issues, which may impact the collectibility of receivables or allowance estimates. We believe that the collectibility of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we have implemented “best practices” to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. We believe that our collection and allowance estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material revisions to reserve estimates. Less than 5% of our net accounts receivable as of December 31, 2009 were outstanding more than 150 days.

          Healthcare insurers

          Reimbursements from healthcare insurers represents approximately one-half of our clinical testing net revenues. Reimbursements from healthcare insurers are based on negotiated fee-for-service schedules and on capitated payment rates.

          Receivables due from healthcare insurers represent approximately 28% of our clinical testing net accounts receivable. Substantially all of the accounts receivable due from healthcare insurers represent amounts billed under negotiated fee-for-service arrangements. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increases. Our approach also considers historical collection experience and other factors. Collection of such receivables is normally a function of providing complete and correct billing information to the healthcare insurers within the various filing deadlines. For healthcare insurers, collection typically occurs within 30 to 60 days of billing. Provided we have billed healthcare plans accurately with complete information prior to the established filing deadline, there has historically been little to no collection risk. If there has been a delay in billing, we determine if the amounts in question will likely go past the filing deadline, and if so, we will reserve accordingly for the billing.

          Approximately 5% of our clinical testing net revenues are reimbursed under capitated payment arrangements in which case the healthcare insurers typically reimburse us in the same month services are performed, essentially giving rise to no outstanding accounts receivable at month-end. If any capitated payments are not received on a timely basis, we determine the cause and make a separate determination as to whether or not the collection of the amount from the healthcare insurer is at risk and if so, would reserve accordingly.

          Government payers

          Payments for clinical testing services made by the government are based on fee schedules set by governmental authorities. Receivables due from government payers under the Medicare and Medicaid programs represent approximately 15% of our clinical testing net accounts receivable. Collection of such receivables is normally a function of providing the complete and correct billing information within the various filing deadlines. Collection typically occurs within 30 days of billing. Our processes for billing, collecting and estimating uncollectible amounts for receivables due from government payers, as well as the risk of non-collection, are substantially the same as those noted above for healthcare insurers under negotiated fee-for-service arrangements.

          Client payers

          Client payers include physicians, hospitals, employers and other commercial laboratories, and are billed based on a negotiated fee schedule. Receivables due from client payers represent approximately 35% of our clinical testing net accounts receivable. Credit risk and ability to pay are more of a consideration for these payers than healthcare insurers and government payers. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increase. Our approach also considers specific account reviews, historical collection experience and other factors.

          Patient receivables

          Patients are billed based on established patient fee schedules, subject to any limitations on fees negotiated with healthcare insurers or physicians on behalf of their patients. Receivables due from patients represent approximately 22% of our clinical testing net accounts receivable. Collection of receivables due from patients is subject to credit risk and ability of the patients to pay. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increases. Our approach also considers historical collection experience and other factors. Patient receivables are generally fully reserved for when the related billing reaches 210 days outstanding. Balances are automatically written off when they are sent to collection agencies. Reserves are adjusted for estimated recoveries of amounts sent to collection agencies based on historical collection experience, which is regularly monitored.

          Reserves for general and professional liability claims

          As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on our client base and reputation. We maintain various liability insurance coverages for claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. Our insurance coverage limits our maximum exposure on individual claims; however, we are essentially self-insured for a significant portion of these claims. While the basis for claims reserves considers actuarially determined losses based upon our historical and projected loss experience, the process of analyzing, assessing and establishing reserve estimates relative to these types of claims involves a high degree of judgment. Changes in the facts and circumstances associated with claims could have a material impact on our results of operations, principally costs of services, and cash flows in the period that reserve estimates are revised or paid. Although we believe that our present insurance coverage and reserves are sufficient to cover currently estimated exposures, it is possible that we may incur liabilities in excess of our insurance coverage or recorded reserves.

          Reserves for other legal proceedings

          Our business is subject to extensive and frequently changing federal, state and local laws and regulations. We have, in the past, entered into several settlement agreements with various government and private payers relating to industry-wide billing and marketing practices that had been substantially discontinued. The federal or state governments may bring additional claims based on new theories as to our practices which management believes to be in compliance with law. In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers alleging inappropriate billing practices. We are aware of certain pending lawsuits including a class action lawsuit, and have received several subpoenas related to billing practices. See Notes 15 and 16 to the Consolidated Financial Statements for a discussion of the various legal proceedings that involve the Company.

          We have a comprehensive compliance program that is intended to ensure the strict implementation and observance of all applicable laws, regulations and Company policies. Management regularly reports to the Quality, Safety & Compliance Committee of our Board of Directors regarding compliance operations. As an integral part of our compliance program, we investigate all reported or suspected failures to comply with federal and state healthcare reimbursement requirements. Any non-compliance that results in Medicare or Medicaid overpayments is reported to the government and reimbursed by us. As a result of these efforts, we have periodically identified and reported overpayments. Upon becoming aware of potential overpayments, we consider all available facts and circumstances to estimate and record the amounts to be reimbursed. While we have reimbursed these overpayments and have taken corrective action where appropriate, the government may not in each instance accept these actions as sufficient.

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

          Accounting for and recoverability of goodwill

          Goodwill is our single largest asset. We evaluate the recoverability and measure the potential impairment of our goodwill annually. The annual impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our Company, as well as (i) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (ii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for the reporting unit to the book value of the reporting unit. We determine the fair value of the reporting units based on the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the book value is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. We believe our estimation methods are reasonable and reflect common valuation practices.

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

          Accounting for stock-based compensation expense

          We record stock-based compensation as a charge to earnings, net of the estimated impact of forfeited awards. As such, we recognize stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The process of estimating the fair value of stock-based compensation awards and recognizing stock-based compensation cost over their requisite service periods involves significant assumptions and judgments.

          We estimate the fair value of stock option awards on the date of grant using a lattice-based option-valuation model which requires management to make certain assumptions regarding: (i) the expected volatility in the market price of the Company’s common stock; (ii) dividend yield; (iii) risk-free interest rates; and (iv) the period of time employees are expected to hold the award prior to exercise (referred to as the expected holding period). The expected volatility under the lattice-based option-valuation model is based on the current and historical implied volatilities from traded options of our common stock. The dividend yield is based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities ranging from one month to ten years. The expected holding period of the awards granted is estimated using the historical exercise behavior of employees. In addition, we estimate the expected impact of forfeited awards and recognize stock-based compensation cost only for those awards expected to vest. We use historical experience to estimate projected forfeitures. If actual forfeiture rates are materially different from our estimates, stock-based compensation expense could be significantly different from what we have recorded in the current period. We periodically review actual forfeiture experience and revise our estimates, as considered necessary. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision.

          The terms of our performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. For performance share unit awards granted prior to 2008, the actual amount of any stock award earned is based on the Company’s earnings per share growth as measured in accordance with the provisions of the Amended and Restated Quest Diagnostics Incorporated Employee Long-Term Incentive Plan for the performance period compared to that of a peer group of companies. We periodically obtain and review publicly available financial information for the members of the peer group, including historical earnings per share growth as well as published estimates of projected earnings per share growth and compare that to actual and estimated future performance of the Company. This information is used to evaluate our progress towards achieving the performance criteria and our estimate of the number of performance share units expected to be earned at the end of the performance period. Beginning with performance share unit awards granted in 2008, the performance measure for these awards is based on the compound annual growth rate of the Company’s earnings per share from continuing operations over a three year period. Stock-based compensation expense associated with performance share units is recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. If the actual number of performance share units earned is different from our estimates, stock-based compensation could be significantly different from what we have recorded in the current period. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in earnings in the period of the revision. While the assumptions used to calculate and account for stock-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to our assumptions and estimates, our stock-based compensation expense could vary significantly from period to period. In addition, the number of awards made under our equity compensation plans, changes in the design of those plans, the price of our shares and the performance of our Company can all cause stock-based compensation expense to vary from period to period.

Results of Operations

          Our clinical testing business currently represents our one reportable business segment. The clinical testing business for each of the three years in the period ended December 31, 2009 accounted for more than 90% of net revenues from continuing operations. Our other operating segments consist of our risk assessment services business, our clinical trials testing business, our healthcare information technology business and our diagnostic products business. On April 19, 2006, we decided to discontinue the operations of a test kit manufacturing subsidiary, NID. During the third quarter of 2006, we completed the wind down of NID. Therefore, the operations of NID are classified as discontinued operations for all periods presented. Our business segment information is disclosed in Note 17 to the Consolidated Financial Statements.

          Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

          Continuing Operations

          Income from continuing operations for the year ended December 31, 2009 was $730 million, or $3.88 per diluted share, compared to $632 million, or $3.22 per diluted share, in 2008. The increase in income from continuing operations was principally driven by improved operating performance and lower interest expense.

          Results for the year ended December 31, 2009 include pre-tax charges of $20.4 million, or $0.07 per diluted share, associated with the early extinguishment of debt and $7.0 million, or $0.02 per diluted share, associated with the write-down of an investment. These charges were offset by a $15.5 million gain, or $0.05 per diluted share, associated with an insurance settlement for storm-related losses and a benefit of $0.04 per diluted share resulting from certain discrete tax benefits.

          Results for the year ended December 31, 2008 include a third quarter charge of $8.9 million, or $0.03 per diluted share, associated with the write-down of an equity investment and pre-tax charges of $16.2 million, or $0.05 per diluted share, primarily associated with workforce reductions. These charges were offset by favorable resolutions of various tax contingencies in 2008, which increased diluted earnings per share by $0.08. In addition, we estimate the impact of hurricanes in the third quarter of 2008 adversely impacted operating income for the year ended December 31,

2008 by approximately $8 million or $0.02 per diluted share.

          Net Revenues

          Net revenues for the year ended December 31, 2009 grew by 2.8% over the prior year level to $7.5 billion. Changes in foreign exchange rates reduced revenue growth for the year ended December 31, 2009 by 0.4%.

          For 2009, revenues of our clinical testing business, which accounts for over 90% of our net revenues, grew 3.2% above the prior year level. Declines in pre-employment drug testing, which is part of our clinical testing business, reduced consolidated revenues by 0.7%. Clinical testing volume, measured by the number of requisitions, decreased 0.7% for the year ended December 31, 2009. Pre-employment drug testing volume, which accounted for approximately 5% of our total clinical testing volume in 2009, declined approximately 22% and reduced consolidated volume by 1.5%. We believe the volume decrease in pre-employment drug testing continues to be principally due to reduced hiring by employers served by this business. Our decision to exit certain laboratory management agreements that did not meet our profitability thresholds also reduced volume by 0.4%. Revenue per requisition increased 3.9% for the year ended December 31, 2009, with the increase primarily driven by a positive test mix and a 4.5% increase in the Medicare laboratory fee which went into effect January 1, 2009 and contributed approximately a one-half percent increase in revenue per requisition.

          Our businesses other than clinical testing accounted for approximately 8% of our net revenues in 2009. These businesses include our risk assessment services business, our clinical trials testing business, our healthcare information technology business and our diagnostic products business. These businesses contain most of our international operations and, in the aggregate, reported revenues for 2009 were comparable to the prior year level, despite the impact of foreign exchange which reduced the combined revenues of these businesses by approximately 4%.

          Operating Costs and Expenses

          Total operating costs and expenses for the year ended December 31, 2009 increased $69 million from the prior year period and decreased as a percentage of net revenues to 81.8% compared to 83.1% in 2008. Actions we have taken to improve our operating efficiency and reduce the size of our workforce, and discrete cost containment actions taken during 2009 have enabled us to realize modest cost increases on increased net revenues. These efforts, coupled with higher revenue per requisition, served to reduce operating costs and expenses as a percentage of net revenues. In addition, results for the year ended December 31, 2009 include a $15.5 million second quarter gain related to an insurance settlement for storm-related losses while results for the year ended December 31, 2008 include fourth quarter charges of $16.2 million, primarily associated with workforce reductions ($7.7 million recorded in costs of services and $8.5 million included in selling, general and administrative).

          Also, year-over-year comparisons were adversely impacted by approximately $16 million associated with investment gains and losses associated with investments in our supplemental deferred compensation plan. Under our supplemental deferred compensation plan, employee compensation deferrals, together with Company matching contributions, are invested in a variety of participant-directed investments held in a trust. Gains and losses associated with the investments are recorded in earnings within “other expense, net.” A corresponding and offsetting adjustment is also recorded to the deferred compensation obligation to reflect investment gains and losses earned by the employee. Such adjustments to the deferred compensation obligation are recorded in earnings principally within “selling, general and administrative expenses” and offset the amount of investment gains and losses recorded in “other expense, net.” Results for 2009 included an increase in operating costs of $6.0 million, representing an increase in the deferred compensation obligation to reflect investment gains earned by employees participating in our deferred compensation plan. Results for 2008 included a reduction in operating costs of $9.9 million, representing a decrease in the deferred compensation obligation to reflect investment losses incurred by employees participating in our deferred compensation plan.

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 58% of net revenues for the year ended December 31, 2009, compared to 58.7% of net revenues in 2008. The improvement over the prior year reflects actions taken to reduce our cost structure and higher revenue per requisition.

          Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense, and general management and administrative support, were 23.4% of net revenues for the year ended December 31, 2009, compared to 24.0% in the prior year period. The improvement was primarily due to actions taken to reduce our cost structure and higher revenue per requisition. In addition, year-over-year comparisons of selling, general and administrative expenses as a percentage of net revenues were adversely impacted by approximately 20 basis points associated with investment gains and losses earned by employees on assets held in trust under our deferred compensation plan discussed earlier.

          For the year ended December 31, 2009, bad debt expense was 4.3% of net revenues compared to 4.5% in the prior year period. Continued progress in our billing and collection processes has resulted in stable bad debt, and improvements in days sales outstanding and the cost of our billing operation. With our disciplined approach, we expect to see continued strong performance in our billing and collection metrics, despite a slow economy.

          Other operating (income) expense, net represents miscellaneous income and expense items related to operating activities, including gains and losses associated with the disposal of operating assets and provisions for restructurings and other special charges. For the year ended December 31, 2009, other operating (income) expense, net includes a $15.5 million second quarter gain associated with an insurance settlement for storm-related losses.

          Operating Income

          Operating income for the year ended December 31, 2009 was $1.4 billion, or 18.2% of net revenues, compared to $1.2 billion, or 16.9% of net revenues, in the prior year period. The improvement in operating income, as a percentage of net revenues, was primarily due to higher revenue per requisition and progress we are making with our cost reduction program, as well as discrete cost containment actions we took during 2009. Operating income for the year ended December 31, 2009 also includes a $15.5 million gain associated with an insurance settlement for storm-related losses, which contributed approximately 20 basis points to the improvement. The operating income percentage for the year ended December 31, 2009 also reflects the impact of the various items which served to reduce cost of services and selling, general and administrative expenses as a percentage of net revenues. Results for the year ended December 31, 2008 include a charge of $16.2 million, primarily associated with workforce reductions, which reduced operating income, as a percentage of net revenues, by approximately 20 basis points. In addition, year-over-year comparisons were adversely impacted by approximately $16 million, or approximately 20 basis points, associated with investment gains and losses earned by employees on assets held in trust under our deferred compensation plan.

          Other Income (Expense)

          Interest expense, net for the year ended December 31, 2009 decreased $36 million compared to the prior year period. The decrease was primarily due to lower interest rates on our variable-interest rate debt compared to the prior year period.

          Other expense, net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the year ended December 31, 2009, other expense, net includes $20.4 million of pre-tax charges associated with the early extinguishment of debt and a $7.0 million charge associated with the write-down of an investment, partially offset by gains of $6.0 million associated with investments held in trust pursuant to our supplemental deferred compensation plan. For the year ended December 31, 2008, other expense, net includes a third quarter charge of $8.9 million associated with the write-down of an equity investment and losses of $9.9 million associated with investments held in a trust pursuant to our supplemental deferred compensation plan.

          Income Tax Expense

          The effective income tax rates for the years ended December 31, 2009 and 2008 were 37.5% and 36.8%, respectively. The increase is primarily due to the favorable resolution of various tax contingencies reflected in the effective income tax rate for 2008.

          Discontinued Operations

          Loss from discontinued operations, net of taxes, for the year ended December 31, 2009 was $1.2 million, or $0.01 per diluted share, compared to a loss of $51 million, or $0.26 per diluted share, in 2008. During the third quarter of 2008, the Company and NID reached an agreement in principle with the United States Attorney’s Office to settle the previously disclosed federal government investigation of NID, a test kit subsidiary voluntarily closed in 2006. As a result of the agreement in principle, during 2008, the Company recorded charges of $75 million in discontinued operations to increase its reserves for the settlement and related matters. On April 15, 2009, the Company entered into a final settlement agreement with the federal government and paid $308 million, which had been previously reserved in connection with the final settlement. See Note 16 to the Consolidated Financial Statements for further details.

          Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

          Continuing Operations

          Income from continuing operations for the year ended December 31, 2008 was $632 million, or $3.22 per diluted share, compared to $554 million, or $2.84 per diluted share, in 2007. The increase in income from continuing operations was principally driven by revenue growth and actions we have taken to reduce our cost structure.

          Results for the year ended December 31, 2008 include charges totaling $25.1 million, or $0.08 per diluted share consisting of: a third quarter charge of $8.9 million, or $0.03 per diluted share, associated with the write-down of an equity investment; and a fourth quarter charge of $16.2 million, or $0.05 per diluted share, primarily associated with workforce reductions. These charges were offset by favorable resolutions of various tax contingencies in 2008, which increased diluted earnings per share by $0.08.

          In addition, for 2008 we estimate the impact of hurricanes in the third quarter of 2008 adversely impacted operating income for the year ended December 31, 2008 by approximately $8 million, or $0.02 per diluted share, compared to the prior year.

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

          Results for the year ended December 31, 2007 include first quarter pre-tax charges of $10.7 million, or $0.03 per diluted share, associated with workforce reductions in response to reduced volume levels, and a first quarter pre-tax charge of $4.0 million, or $0.01 per diluted share, related to in-process research and development expense associated with the acquisition of HemoCue, a Sweden-based company specializing in point-of-care testing.

          Net Revenues

          Net revenues for the year ended December 31, 2008 grew by 8.1% over the prior year level to $7.2 billion, with the carry-over impact from the 2007 acquisition of AmeriPath Group Holdings, Inc. (“AmeriPath”) contributing approximately 5.0% to revenue growth in 2008.

          For 2008, revenues of our clinical testing business, which accounts for over 90% of our net revenues, grew 8.3% above the prior year level, with AmeriPath contributing 5.5% growth. Volume, measured by the number of requisitions, increased 2.7% for the year ended December 31, 2008, with 2.4% due to the impact of the AmeriPath acquisition. Our pre-employment drug testing volume, which accounted for approximately 7% of our total volume in 2008, declined approximately 11% and reduced consolidated volume by approximately 1%. We believe the volume decrease in pre-employment drug testing was principally due to slower hiring by employers served by this business. Revenue per requisition increased 5.5% for the year ended December 31, 2008, with AmeriPath contributing 2.9% to the improvement. The balance of the increase was primarily driven by a positive mix, partially offset by price reductions on various health plan contracts.

          Our businesses other than clinical testing accounted for approximately 9% of our net revenues in 2008. These businesses include our risk assessment services business, our clinical trials testing business, our healthcare information technology business and our diagnostic products business. The revenues for these businesses as a group grew about 6% for the year ended December 31, 2008 with the increase primarily driven by our healthcare information technology and point-of-care businesses.

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

          For the year ended December 31, 2008, bad debt expense was 4.5% of net revenues, similar to 2007. For 2008, the full year inclusion of AmeriPath, which carries a higher bad debt rate than the rest of our business, primarily due to its revenue and customer mix, increased the consolidated bad debt rate by approximately half a percent for 2008. The impact was principally offset by progress in our billing and collection processes, resulting in improvements in bad debt, days sales outstanding and the cost of our billing operation.

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

          Operating Income

          Operating income for the year ended December 31, 2008 was $1.2 billion, or 16.9% of net revenues, compared to $1.1 billion, or 16.3% of net revenues, in the prior year period. The increase in operating income, as a percentage of net revenues, was primarily due to revenue growth and the actions we have taken to reduce our cost structure, partially offset by the full year impact of the acquired operations of AmeriPath. In addition, we estimate the impact of hurricanes in the third quarter of 2008 adversely impacted operating income for the year ended December 31, 2008 by approximately $8 million, compared to the prior year.

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

          Income Tax Expense

          The effective income tax rates for the years ended December 31, 2008 and 2007 were 36.8% and 38.2%, respectively. The decrease in 2008 was primarily due to the favorable resolution of various tax contingencies in 2008.

          Discontinued Operations

          During the third quarter of 2008, the Company and NID reached an agreement in principle with the United States Attorney’s Office to settle the previously disclosed federal government investigation of NID, a test kit subsidiary voluntarily closed in 2006. Loss from discontinued operations, net of taxes, for the year ended December 31, 2008 was $51 million, or $0.26 per diluted share, compared to $214 million, or $1.10 per diluted share in 2007. Results for the years ended December 31, 2008 and 2007 reflect charges of $75 million and $241 million, respectively, to reserve for the settlement and related matters, which are more fully described in Note 16 to the Consolidated Financial Statements.

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

          At December 31, 2009 and 2008, the fair value of our debt was estimated at approximately $3.3 billion and $2.9 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2009, the estimated fair value exceeded the carrying value of the debt by $151 million and at December 31, 2008, the carrying value exceeded the estimated fair value of the debt by $155 million. A hypothetical 10% increase in interest rates (representing 46 basis points and 53 basis points at December 31, 2009 and 2008, respectively) would potentially reduce the estimated fair value of our debt by approximately $96 million and $75 million at December 31, 2009 and 2008, respectively.

          Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility and our term loan due May 2012 are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest rates on our senior unsecured revolving credit facility and term loan due May 2012 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of December 31, 2009, the borrowing rates under these credit facilities were: for our secured receivables credit facility, 1.38%; for our senior unsecured credit facility, LIBOR plus 0.40%; and for our term loan due May 2012, LIBOR plus 0.50%. At December 31, 2009, the weighted average LIBOR rate was 0.23%. At December 31, 2009, there were $742 million outstanding under our term loan due May 2012 and no borrowings outstanding under our $750 million senior unsecured revolving credit facility or our $525 million secured receivables credit facility.

          Our objective is to mitigate the variability in cash outflows that result from changes in interest rates by maintaining a balanced mix of fixed-rate and variable-rate debt obligations. In order to achieve these objectives, we have entered into interest rate swaps. Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net payments are recognized as an adjustment to interest expense.

          In November 2009, the Company entered into various fixed-to-variable interest rate swap agreements that effectively convert a portion of our 4.75% Senior Notes due 2020 to variable-interest rate debt based on LIBOR plus 1.33%. At December 31, 2009, the interest rate swap agreements which expire in January 2020, have a notional amount totaling $350 million. The fixed-to-variable interest rate swap agreements are accounted for as fair value hedges of a portion of our outstanding 4.75% Senior Notes due 2020. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 3 basis points) would impact annual interest expense by $0.3 million, assuming no changes to the debt outstanding at December 31, 2009.

          The fair value of the fixed-to-variable interest rate swap agreements at December 31, 2009 was a liability of $14.4 million. A hypothetical 10% decrease in interest rates (representing approximately 40 basis points) would potentially decrease the fair value of the liability of these instruments by approximately $11 million. A hypothetical 10% increase in interest rates would potentially increase the fair value of the liability of these instruments by approximately $11 million.

          For details regarding our outstanding debt and our financial instruments, see Notes 10 and 11 to the Consolidated Financial Statements.

          Risk Associated with Investment Portfolio

          Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying values of our available-for-sale equity securities and privately held securities were $8 million at December 31, 2009.

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

          Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at December 31, 2009 totaled $534 million, compared to $254 million at December 31, 2008. Cash and cash equivalents consist of highly liquid short-term investments, including time deposits with highly-rated banks, and various insured money market funds, including those that invest in U.S. Treasury securities. Cash flows from operating activities in 2009 of $1.0 billion were used to fund investing and financing activities of $196 million and $521 million, respectively. Cash and cash equivalents at December 31, 2008 totaled $254 million, compared to $168 million at December 31, 2007. Cash flows from operating activities in 2008 of $1.1 billion were used to fund investing and financing activities of $199 million and $778 million, respectively.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for 2009 was $1.0 billion compared to $1.1 billion in 2008. For the year ended December 31, 2009, cash flows from operating activities includes second quarter 2009 payments totaling $308 million associated with the final settlement agreement related to the federal government’s investigation related to NID (see Note 16 to the Consolidated Financial Statements). After giving consideration to the settlement payments, underlying cash flows from operating activities exceeded the prior year level, primarily driven by higher earnings in the current year. Days sales outstanding, a measure of billing and collection efficiency, were 43 days at December 31, 2009 compared to 44 days at December 31, 2008.

          Net cash provided by operating activities for 2008 was $1.1 billion compared to $927 million in 2007. This increase was primarily due to higher earnings during 2008. Net cash provided by operating activities for the year ended December 31, 2007 was reduced by $57 million of fees and other expenses paid in connection with the acquisition of AmeriPath.

          Cash Flows from Investing Activities

          Net cash used in investing activities in 2009 was $196 million, consisting principally of capital expenditures of $167 million. In addition, we completed several small acquisitions for a total of $39 million, which was partially offset by $21 million related to the receipt of a payment from an escrow fund established at the time of an acquisition in 2007.

          Net cash used in investing activities in 2008 was $199 million, consisting principally of capital expenditures of $213 million, partially offset by $23 million related to the receipt of a payment from an escrow fund established at the time of an acquisition in 2007 and $6 million of proceeds from the sale of an investment in the first quarter of 2008.

          Cash Flows from Financing Activities

          Net cash used in financing activities in 2009 was $521 million, consisting primarily of purchases of treasury stock totaling $500 million, dividend payments of $75 million and $10.5 million in payments to settle certain forward-starting interest rate swap agreements, partially offset by $93 million in proceeds from the exercise of stock options, including related tax benefits, and net increases in debt of $27 million. The $500 million in treasury stock purchases represents 10 million of our common shares purchased at an average price of $49.83 per share. The net increase in debt consists of $1.25 billion of borrowings and $1.22 billion of repayments.

          During 2009, borrowings under our secured receivables credit facility totaled $510 million and were used primarily to fund the NID settlement payments totaling $308 million and $150 million to fund the retirement of debt in connection with our debt tender offer in June 2009. In addition, we completed a $750 million senior notes offering in November 2009 (the “2009 Senior Notes”). We issued the notes principally to repay certain debt maturing through 2011 and refinance it over a longer term. The 2009 Senior Notes were sold in two tranches: (a) $500 million of 4.75% senior notes due 2020 issued at a discount of $7.5 million; and $250 million of 5.75% senior notes due 2040, issued at a discount of $6.9 million. We used the net proceeds from the 2009 Senior Notes offering to fund the retirement of $150 million of debt in connection with our debt tender offer in November 2009, and the repayment of $100 million outstanding under our secured receivables credit facility and $350 million outstanding under our term loan due May 2012. The 2009 Senior Notes are further described in Note 10 to the Consolidated Financial Statements.

          Debt repayments of $1.22 billion primarily consisted of $510 million on our secured receivables credit facility, $350 million on our term loan due May 2012 and $350 million of repayments in connection with our debt tender offers in June 2009 and November 2009.

          In connection with our June 2009 debt tender offer, we repaid $174 million of aggregate principal amount outstanding under our 5.125% senior notes due 2010 and $26 million of aggregate principal amount outstanding under our 7.50% senior notes due 2011. Total cash payments of $206 million, including approximately $6 million related to premiums and other costs incurred to purchase the notes, were funded with cash on-hand and $150 million of borrowings under our secured receivables credit facility.

          In connection with our November 2009 debt tender offer, we repaid $61 million of aggregate principal amount outstanding under our 5.125% senior notes due 2010 and $89 million of aggregate principal amount outstanding under our 7.50% senior notes due 2011. Total cash payments of $162 million, including approximately $12 million related to premiums and other costs incurred to purchase the notes, were funded with a portion of the net proceeds from our 2009 Senior Notes offering.

          In December 2009, we amended our existing receivables securitization facility and increased it from $500 million to $525 million. The secured receivables credit facility continues to be supported by back-up facilities provided on a committed basis by two banks: (a) $275 million, which matures on December 10, 2010 and (b) $250 million, which also matures on December 10, 2010. Interest on the secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. There were no borrowings outstanding under this facility at December 31, 2009.

          Net cash used in financing activities in 2008 was $778 million, consisting primarily of net reductions of debt of $459 million. Debt repayments of $482 million, consisting primarily of the repayment of $120 million on our secured receivables credit facility, $60 million on our term loan due December 31, 2008 and $293 million on our term loan due May 2012, were partially offset by borrowings of $20 million under our secured receivables credit facility.

          Net cash used in financing activities in 2008 also included purchases of treasury stock totaling $254 million and dividend payments of $78 million. The $254 million of treasury stock purchases represents 5.5 million shares of our common stock purchased at an average price of $46.09 per share. These amounts were partially offset by $33 million in proceeds from the exercise of stock options, including related tax benefits.

          Dividend Program

          During each of the quarters of 2009 and 2008, our Board of Directors declared a quarterly cash dividend of $0.10 per common share. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchase Plan

          For the year ended December 31, 2009, we repurchased 10 million shares of our common stock at an average price of $49.83 per share for $500 million, including 4.5 million shares repurchased from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $44.33 per share for $200 million. For the year ended December 31, 2008, we repurchased 5.5 million shares of our common stock at an average price of $46.09 per share for $254 million. For the years ended December 31, 2009 and 2008, the Company reissued 3.0 million shares and 1.5 million shares, respectively, for employee benefit plans. Since the inception of our share repurchase program in May 2003, we have repurchased approximately 59.7 million shares of our common stock at an average price of $46.17 for $2.8 billion under our share repurchase program. At December 31, 2009, existing share repurchase authorizations were fully utilized.

          In January 2010, our Board of Directors authorized $750 million of additional share repurchases. The share repurchase authorization has no set expiration or termination date.

          Also, in January 2010, we executed an accelerated share repurchase transaction with a bank to acquire approximately 4.5 million shares of our outstanding common stock, at an initial purchase price of $56.05 per share, for $250 million. The purchase price for these shares is subject to an adjustment based on the volume weighted average price of our common stock during a period following the execution of the agreement.

          Contractual Obligations and Commitments

          The following table summarizes certain of our contractual obligations as of December 31, 2009.

	Payments due by period

	(in thousands)
Contractual Obligations	Total	Less than 1 year	1–3 years	3–5 years	After 5 years

Long-term debt	$3,116,802	$165,482	$901,268	$—	$2,050,052
Capital lease obligations	25,294	5,025	6,351	4,272	9,646
Interest payments on outstanding debt	1,756,658	133,513	229,367	320,962	1,072,816
Operating leases	671,007	174,787	228,463	113,957	153,800
Purchase obligations	130,032	51,455	62,136	13,081	3,360

Total contractual obligations	$5,699,793	$530,262	$1,427,585	$452,272	$3,289,674

          Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of December 31, 2009 applied to the December 31, 2009 balances, which are assumed to remain outstanding through their maturity dates.

          A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 10 to the Consolidated Financial Statements. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase product or services at December 31, 2009 is contained in Note 15 to the Consolidated Financial Statements.

          As of December 31, 2009, our total liabilities for unrecognized tax benefits were approximately $126 million, which were excluded from the table above. We believe it is reasonably possible that our liabilities for unrecognized tax benefits may decrease by $25 million within the next twelve months, primarily as a result of the expiration of statues of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 5 to the Consolidated Financial Statements for information regarding our contingent tax liability reserves.

          Our credit agreements and our term loan due May 2012 contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of December 31, 2009, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

          Requirements and Capital Resources

          We estimate that we will invest approximately $200 million during 2010 for capital expenditures to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades.

          As of December 31, 2009, $1.3 billion of borrowing capacity was available under our existing credit facilities, consisting of $525 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

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

Outlook

          As discussed in the Overview, despite the continued consolidation among healthcare insurers, and their continued efforts to reduce reimbursement for providers of diagnostic testing, and the general economic conditions, we believe that the underlying fundamentals of the diagnostic testing industry will continue to improve and that over the long-term the industry will continue to grow. As the world’s leading provider of diagnostic testing, information and services, we believe we are well positioned to benefit from the growth expected in our industry.

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

Impact of New Accounting Standards

          In June 2009, the Financial Accounting Standards Board (“FASB”) issued a statement to amend a FASB interpretation on variable interest entities. In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables, and an amendment to the accounting standards related to certain revenue arrangements that include software elements. In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. The impact of these accounting standards is discussed in Note 2 to the Consolidated Financial Statements.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

          The management of the Company, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 is effective.

          The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, audited the Company’s internal control over financial reporting as of December 31, 2009 and issued their audit report expressing an unqualified opinion on the Company’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Quest Diagnostics Incorporated

          In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Quest Diagnostics Incorporated and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 17, 2010

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(in thousands, except per share data)

	2009	2008

Assets
Current assets:
Cash and cash equivalents	$534,256	$253,946
Accounts receivable, net of allowance for doubtful accounts of $238,206 and $261,334 at December 31, 2009 and 2008, respectively	827,343	832,873
Inventories	91,386	102,125
Deferred income taxes	131,800	218,419
Prepaid expenses and other current assets	94,640	89,456

Total current assets	1,679,425	1,496,819
Property, plant and equipment, net	825,946	879,687
Goodwill, net	5,083,944	5,054,926
Intangible assets, net	823,665	827,403
Other assets	150,663	144,995

Total assets	$8,563,643	$8,403,830

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$888,705	$1,219,619
Current portion of long-term debt	170,507	5,142

Total current liabilities	1,059,212	1,224,761
Long-term debt	2,936,792	3,078,089
Other liabilities	556,175	475,846
Commitments and contingencies
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both December 31, 2009 and 2008; 214,110 shares and 214,113 shares issued at December 31, 2009 and 2008, respectively	2,141	2,141
Additional paid-in capital	2,302,368	2,262,065
Retained earnings	3,216,639	2,561,679
Accumulated other comprehensive loss	(20,961)	(68,068)
Treasury stock, at cost; 30,817 shares and 23,739 shares at December 31, 2009 and 2008, respectively	(1,510,548)	(1,152,921)

Total Quest Diagnostics stockholders’ equity	3,989,639	3,604,896
Noncontrolling interests	21,825	20,238

Total stockholders’ equity	4,011,464	3,625,134

Total liabilities and stockholders’ equity	$8,563,643	$8,403,830

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands, except per share data)

	2009	2008	2007

Net revenues	$7,455,243	$7,249,447	$6,704,907

Operating costs and expenses:
Cost of services	4,321,475	4,256,156	3,969,848
Selling, general and administrative	1,747,618	1,736,934	1,612,858
Amortization of intangible assets	37,062	37,293	27,904
Other operating (income) expense, net	(10,023)	(3,312)	2,961

Total operating costs and expenses	6,096,132	6,027,071	5,613,571

Operating income	1,359,111	1,222,376	1,091,336

Other income (expense):
Interest expense, net	(144,068)	(179,764)	(178,314)
Equity earnings in unconsolidated joint ventures	33,207	29,736	26,969
Other expense, net	(20,318)	(21,691)	(1,079)

Total non-operating expenses, net	(131,179)	(171,719)	(152,424)

Income from continuing operations before taxes	1,227,932	1,050,657	938,912
Income tax expense	460,474	386,768	358,574

Income from continuing operations	767,458	663,889	580,338
Loss from discontinued operations, net of taxes	(1,236)	(50,694)	(213,889)

Net income	766,222	613,195	366,449
Less: Net income attributable to noncontrolling interests	37,111	31,705	26,510

Net income attributable to Quest Diagnostics	$729,111	$581,490	$339,939

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$730,347	$632,184	$553,828
Loss from discontinued operations, net of taxes	(1,236)	(50,694)	(213,889)

Net income	$729,111	$581,490	$339,939

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$3.92	$3.25	$2.87
Loss from discontinued operations	(0.01)	(0.26)	(1.11)

Net income	$3.91	$2.99	$1.76

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$3.88	$3.22	$2.84
Loss from discontinued operations	(0.01)	(0.26)	(1.10)

Net income	$3.87	$2.96	$1.74

Dividends per common share	$0.40	$0.40	$0.40

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands)

	2009	2008	2007

Cash flows from operating activities:
Net income	$766,222	$613,195	$366,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	256,687	264,593	237,879
Provision for doubtful accounts	320,974	326,228	300,226
Provision for special charges	—	72,650	238,781
Deferred income tax provision (benefit)	83,120	549	(1,575)
Stock-based compensation expense	75,059	70,581	56,853
Excess tax benefits from stock-based compensation arrangements	(5,540)	(2,420)	(13,981)
Other, net	29,699	13,772	8,310
Changes in operating assets and liabilities:
Accounts receivable	(314,102)	(282,634)	(265,347)
Accounts payable and accrued expenses	71,754	(4,342)	(5,431)
Integration, settlement and other special charges	(329,607)	(8,223)	(14,013)
Income taxes payable	21,190	24,653	3,213
Other assets and liabilities, net	21,962	(25,553)	15,560

Net cash provided by operating activities	997,418	1,063,049	926,924

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(18,295)	8,066	(1,535,826)
Capital expenditures	(166,928)	(212,681)	(219,101)
(Increase) decrease in investments and other assets	(10,681)	5,732	(4,266)

Net cash used in investing activities	(195,904)	(198,883)	(1,759,193)

Cash flows from financing activities:
Proceeds from borrowings	1,245,525	22,929	3,754,490
Repayments of debt	(1,218,538)	(481,870)	(2,705,369)
(Decrease) increase in book overdrafts	(12,094)	14,201	(24,950)
Purchases of treasury stock	(499,991)	(253,997)	(145,660)
Exercise of stock options	87,120	30,511	80,928
Excess tax benefits from stock-based compensation arrangements	5,540	2,420	13,981
Dividends paid	(74,748)	(77,964)	(77,327)
Distributions to noncontrolling interests	(35,524)	(32,931)	(24,678)
Other financing activities	(18,494)	(1,113)	(21,192)

Net cash (used in) provided by financing activities	(521,204)	(777,814)	850,223

Net change in cash and cash equivalents	280,310	86,352	17,954

Cash and cash equivalents, beginning of year	253,946	167,594	149,640

Cash and cash equivalents, end of year	$534,256	$253,946	$167,594

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007
(in thousands)

		Quest Diagnostics Stockholders’ Equity

	Shares of Common Stock Outstand- ing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive (Loss) Income	Treasury Stock	Compre- hensive Income	Non- controlling Interests	Total Stockholders’ Equity

Balance, December 31, 2006	193,949	$2,138	$2,185,073	$1,800,255	$(65)	$(968,230)		$19,632	$3,038,803
Net income				339,939			$339,939	26,510	366,449
Currency translation					30,820		30,820		30,820
Market valuation, net of tax benefit of $24					(36)		(36)		(36)
Reversal of market adjustment, net of tax expense of $(510)					802		802		802
Deferred loss, less reclassifications					(6,242)		(6,242)		(6,242)

Comprehensive income							$365,283

Dividends declared				(77,304)					(77,304)
Distributions to noncontrolling interests								(24,678)	(24,678)
Issuance of common stock under benefit plans	462		(1,974)			21,989			20,015
Stock-based compensation expense			56,853						56,853
Exercise of stock options	2,447		(39,230)			120,158			80,928
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(24)	(1)	(1,229)						(1,230)
Tax benefits associated with stock- based compensation plans			16,703						16,703
Purchase of treasury stock	(2,794)					(145,660)			(145,660)
Adjustments upon adoption of change in accounting for income taxes			(10,441)	(5,146)					(15,587)
Reimbursement from Corning Incorporated			2,345						2,345
Other			2,725						2,725

Balance, December 31, 2007	194,040	2,137	2,210,825	2,057,744	25,279	(971,743)		21,464	3,345,706
Net income				581,490			$581,490	31,705	613,195
Currency translation					(94,326)		(94,326)		(94,326)
Market valuation, net of tax benefit of $261					(398)		(398)		(398)
Reversal of market adjustment, net of tax expense of $(1,257)					2,161		2,161		2,161
Deferred loss, less reclassifications					(784)		(784)		(784)

Comprehensive income							$488,143

Dividends declared				(77,555)					(77,555)
Distributions to noncontrolling interests								(32,931)	(32,931)
Issuance of common stock under benefit plans	913	4	81			18,248			18,333
Stock-based compensation expense			63,055			7,526			70,581
Exercise of stock options	987		(18,148)			48,659			30,511
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(56)		(962)			(1,614)			(2,576)
Tax benefits associated with stock- based compensation plans			6,881						6,881
Purchases of treasury stock	(5,510)					(253,997)			(253,997)
Other			333						333

Balance, December 31, 2008	190,374	2,141	2,262,065	2,561,679	(68,068)	(1,152,921)		20,238	3,625,134
Net income				729,111			$729,111	37,111	766,222
Currency translation					49,586		49,586		49,586
Reversal of market valuation, net of tax expense of $(190)					290		290		290
Deferred loss, less reclassifications					(2,553)		(2,553)		(2,553)
Other					(216)		(216)		(216)

Comprehensive income							$776,218

Dividends declared				(74,151)					(74,151)
Distributions to noncontrolling interests								(35,524)	(35,524)
Issuance of common stock under benefit plans	711		1,868			17,913			19,781
Stock-based compensation expense			61,005			14,054			75,059
Exercise of stock options	2,376		(27,272)			114,392			87,120
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(135)		(2,144)			(3,995)			(6,139)
Tax benefits associated with stock- based compensation plans			6,846						6,846
Purchases of treasury stock	(10,033)					(499,991)			(499,991)

Balance, December 31, 2009	183,293	$2,141	$2,302,368	$3,216,639	$(20,961)	$(1,510,548)		$21,825	$4,011,464

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands unless otherwise indicated)

1.	DESCRIPTION OF BUSINESS

          Quest Diagnostics Incorporated and its subsidiaries (“Quest Diagnostics” or the “Company”) is the world’s leading provider of diagnostic testing, information and services, providing insights that enable patients, physicians and others to make better healthcare decisions. Quest Diagnostics offers patients and physicians the broadest access to diagnostic laboratory services through the Company’s nationwide network of laboratories and patient service centers. The Company provides interpretive consultation through the largest medical and scientific staff in the industry, with approximately 900 M.D.s and Ph.D.s primarily located in the United States. Quest Diagnostics is the leading provider of clinical testing, including gene-based testing and other esoteric testing, anatomic pathology services and testing for drugs-of-abuse, and the leading provider of risk assessment services for the life insurance industry. The Company is also a leading provider of testing for clinical trials. The Company’s diagnostics products business manufactures and markets diagnostic test kits and specialized point-of-care testing. Quest Diagnostics empowers healthcare organizations and clinicians with state-of-the-art information technology solutions that can improve patient care and medical practice.

          During 2009, Quest Diagnostics processed approximately 148 million requisitions through its extensive network of laboratories in virtually every major metropolitan area throughout the United States.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation

          The consolidated financial statements include the accounts of all entities controlled by the Company through its direct or indirect ownership of a majority voting interest and the accounts of any variable interest entities where the Company is subject to a majority of the risk of loss from the variable interest entity’s activities, or entitled to receive a majority of the entity’s residual returns or both. The Company’s relationships with variable interest entities were not material at both December 31, 2009 and 2008. Investments in entities which the Company does not control, but in which it has a substantial ownership interest (generally between 20% and 49%) and can exercise significant influence, are accounted for using the equity method of accounting. As of December 31, 2009 and 2008, the Company’s investments in affiliates accounted for under the equity method of accounting totaled $46.3 million and $38.4 million, respectively. The Company’s share of equity earnings from investments in affiliates, accounted for under the equity method, totaled $33.2 million, $29.7 million and $27.0 million, respectively, for 2009, 2008 and 2007. All significant intercompany accounts and transactions are eliminated in consolidation.

          Basis of Presentation

          On January 1, 2009, the Company adopted a new accounting standard issued by the Financial Accounting Standards Board (“FASB”) that establishes accounting and reporting standards for noncontrolling interests in a subsidiary in consolidated financial statements. In accordance with this new standard, the Company has provided a new presentation on the face of the consolidated financial statements to separately classify noncontrolling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and noncontrolling interests in the consolidated statements of operations, comprehensive income and changes in equity for all periods presented. The adoption of this standard did not impact earnings per share attributable to Quest Diagnostics’ common stockholders.

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

          Revenue Recognition

          The Company primarily recognizes revenue for services rendered upon completion of the testing process. Billings for services reimbursed by third-party payers, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers. Adjustments to the allowances, based on actual receipts from the third-party payers, are recorded upon settlement. In 2009, 2008 and 2007, approximately 18%, 18% and 17%, respectively, of the Company’s consolidated net revenues were generated by Medicare and Medicaid programs. Under capitated arrangements with healthcare insurers, the Company recognizes revenue based on a predetermined monthly reimbursement rate for each member of an insurer’s health plan regardless of the number or cost of services provided by the Company. In 2009, 2008 and 2007, approximately 4%, 5%, and 5%, respectively, of the Company’s consolidated net revenues were generated under capitated arrangements.

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

           On January 1, 2007, the Company adopted an accounting standard which clarifies the accounting for uncertainty in income taxes recognized in financial statements. This standard provides guidance on recognizing, measuring, presenting and disclosing in the financial statements uncertain tax positions that a company has taken or expects to take on a tax return. See Note 5 for further information related to the Company’s accounting for uncertainty in income taxes.

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

          Basic earnings per common share is calculated by dividing net income, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the dilutive effect of outstanding stock options and performance share units granted under the Company’s Amended and Restated Employee Long-Term Incentive Plan and its Amended and Restated Non-Employee Director Long-Term Incentive Plan.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	2009	2008	2007

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$730,347	$632,184	$553,828
Loss from discontinued operations	(1,236)	(50,694)	(213,889)

Net income available to Quest Diagnostics’ common stockholders	$729,111	$581,490	$339,939

Income from continuing operations	$730,347	$632,184	$553,828
Less: Earnings allocated to participating securities	2,223	1,314	—

Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$728,124	$630,870	$553,828

Weighted average common shares outstanding – basic	185,948	194,283	193,241
Effect of dilutive securities:
Stock options and performance share units	1,850	1,676	2,021

Weighted average common shares outstanding – diluted	187,798	195,959	195,262

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$3.92	$3.25	$2.87
Loss from discontinued operations	(0.01)	(0.26)	(1.11)

Net income	$3.91	$2.99	$1.76

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$3.88	$3.22	$2.84
Loss from discontinued operations	(0.01)	(0.26)	(1.10)

Net income	$3.87	$2.96	$1.74

          The following securities were not included in the diluted earnings per share calculation due to their antidilutive effect (in thousands):

	2009	2008	2007

Stock options and performance share units	3,559	3,631	3,706

          Stock-Based Compensation

          The Company records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision. The terms of the Company’s performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. For performance share unit awards granted prior to 2008, the actual amount of any stock award earned is based on the Company’s earnings per share growth as measured in accordance with its Amended and Restated Employee Long-Term Incentive Plan (“ELTIP”) for the performance period compared to that of a peer group of companies. Beginning with performance share unit awards granted in 2008, the performance measure for these awards will be based on the compound annual growth rate of the Company’s earnings per share from continuing

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

operations over a three year period. Stock-based compensation expense associated with performance share units is recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in earnings in the period of the revision. The Company recognizes stock-based compensation expense related to the Company’s Amended Employee Stock Purchase Plan (“ESPP”) based on the 15% discount at purchase. See Note 13 for a further discussion of stock-based compensation.

          Fair Value Measurements

          On January 1, 2008, the Company adopted a new standard related to the accounting for financial assets and financial liabilities and items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. This standard provides a single definition of fair value and a common framework for measuring fair value as well as new disclosure requirements for fair value measurements used in financial statements. Fair value measurements are based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs, and are determined by either the principal market or the most advantageous market. The principal market is the market with the greatest level of activity and volume for the asset or liability. Absent a principal market to measure fair value, the Company would use the most advantageous market, which is the market that the Company would receive the highest selling price for the asset or pay the lowest price to settle the liability, after considering transaction costs. However, when using the most advantageous market, transaction costs are only considered to determine which market is the most advantageous and these costs are then excluded when applying a fair value measurement. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations or cash flows.

          On January 1, 2009, the Company adopted an accounting standard for applying fair value measurements to certain assets, liabilities and transactions that are periodically measured at fair value. The adoption did not have a material effect on the Company’s financial position, results of operations or cash flows. See Note 3 to the consolidated financial statements for further details.

          In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are routinely recognized or disclosed at fair value. This standard clarifies how a company should measure the fair value of liabilities, and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard became effective for the Company on October 1, 2009. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

          The fair value accounting standard creates a three-level hierarchy to prioritize the inputs used in the valuation techniques to derive fair values. The basis for fair value measurements for each level within the hierarchy is described below with Level 1 having the highest priority and Level 3 having the lowest.

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

          Foreign Currency

          The Company predominately uses the U.S. dollar as its functional currency. The functional currency of the Company’s foreign subsidiaries is the applicable local currency. Assets and liabilities denominated in non-U.S. dollars are translated into U.S. dollars at exchange rates as of the end of the reporting period. Income and expense items are translated at average exchange rates prevailing during the year. The translation adjustments are recorded as a component of “accumulated other comprehensive loss” within stockholders’ equity. Gains and losses from foreign currency transactions are included within “other operating (income) expense, net” in the consolidated statements of

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

operations. Transaction gains and losses have not been material. For a discussion of the Company’s use of derivative financial instruments to manage its exposure for changes in foreign currency rates refer to the caption entitled “Derivative Financial Instruments – Foreign Currency Risk” below.

           Cash and Cash Equivalents

          Cash and cash equivalents include all highly-liquid investments with original maturities, at the time acquired by the Company, of three months or less.

          Concentration of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments and accounts receivable. The Company’s policy is to place its cash, cash equivalents and short-term investments in highly-rated financial instruments and institutions. Concentration of credit risk with respect to accounts receivable is mitigated by the diversity of the Company’s payers and their dispersion across many different geographic regions, and is limited to certain payers who are large buyers of the Company’s services. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company has receivables due from federal and state governmental agencies, the Company does not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent on submitting appropriate documentation. As of December 31, 2009 and 2008, receivables due from government payers under the Medicare and Medicaid programs represent approximately 12% and 13%, respectively, of the Company’s consolidated net accounts receivable.

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

          Goodwill

          Goodwill arising from acquisitions completed prior to January 1, 2009 represents the cost of acquired businesses in excess of the fair value of assets acquired, including separately recognized intangible assets, less the fair value of liabilities assumed in a business combination. On January 1, 2009, the Company adopted a new accounting standard related to business combinations using the acquisition method. Goodwill arising from acquisitions completed on or after January 1, 2009 represents the excess of the fair value of the acquiree (including the fair value of non-controlling interests) over the recognized bases of the net identifiable assets acquired. The Company uses a nonamortization approach to account for goodwill arising from acquisitions. Under a nonamortization approach, goodwill is not amortized, but instead is periodically reviewed for impairment. See “New Accounting Standards” below for a further discussion of the accounting for business combinations.

          Intangible Assets

          Intangible assets are recognized at fair value, as an asset apart from goodwill if the asset arises from contractual or other legal rights, or if it is separable. Intangible assets, principally representing the cost of customer relationships, customer lists and non-competition agreements acquired, are capitalized and amortized on the straight-line method over their expected useful life, which generally ranges from five to twenty years. Intangible assets with indefinite useful lives, consisting principally of acquired tradenames, are not amortized, but instead are periodically reviewed for impairment.

          Recoverability and Impairment of Goodwill

          The Company reviews goodwill and certain intangible assets periodically for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The goodwill impairment test is performed annually, or more frequently, in the case of other events that indicate a potential impairment. The annual impairment test of goodwill was performed at the end of each of the Company’s fiscal years on December 31 and indicated that there was no impairment of goodwill as of December 31, 2009 or 2008.

          The Company evaluates the recoverability and measures the potential impairment of its goodwill at least annually. The annual impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Management’s estimate of fair value considers publicly available information regarding the market capitalization of the Company as well as (i) the financial projections and future prospects of the Company’s business, including its growth opportunities and likely operational improvements, and (ii) comparable sales prices, if available. As part of the first step to assess potential impairment, management compares the estimate of fair value for the reporting unit to the book value of the reporting unit. If the book value is greater than the estimate of fair value, the Company would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. Management believes its estimation methods are reasonable and reflective of common valuation practices.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Recoverability and Impairment of Intangible Assets and Other Long-Lived Assets

          The Company reviews the recoverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. Evaluation of possible impairment is based on the Company’s ability to recover the asset from the expected future pre-tax cash flows (undiscounted and without interest charges) of the related operations. If the expected undiscounted pre-tax cash flows are less than the carrying amount of such asset, an impairment loss is recognized for the difference between the estimated fair value and carrying amount of the asset.

          Investments

          The Company accounts for investments in trading and available-for-sale equity securities, which are included in “other assets” in the consolidated balance sheets at fair value. Both realized and unrealized gains and losses for trading securities are recorded currently in earnings as a component of non-operating expenses within “other expense, net” in the consolidated statements of operations. Unrealized gains and losses, net of tax, for available-for-sale securities are recorded as a component of “accumulated other comprehensive loss” within stockholders’ equity. Recognized gains and losses for available-for-sale securities are recorded in “other expense, net” in the consolidated statements of operations. Gains and losses on securities sold are based on the average cost method.

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

          Investments at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Available-for-sale equity securities	$2	$255
Trading equity securities	33,871	25,383
Other investments	8,360	15,539

Total	$42,233	$41,177

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

          As of December 31, 2009, the Company had no gross unrealized losses from available-for-sale equity securities. As of December 31, 2008, the Company had gross unrealized losses from available-for-sale equity securities of $0.6 million. For the year ended December 31, 2009, “other expense, net,” within the consolidated statements of operations, includes $7.8 million of charges principally associated with the write-down of an investment accounted for under the cost method. For the years ended December 31, 2008 and 2007, “other expense, net,” includes $8.9 million and $4.0 million, respectively, of charges associated with the write-down of available-for-sale equity securities. For the years ended December 31, 2009, 2008 and 2007, gains (losses) from trading equity securities totaled $6.0 million, $(9.9) million and $2.7 million, respectively, and are included in “other expense, net.”

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

          Interest Rate Risk

          The Company is exposed to interest rate risk on its cash and cash equivalents and its debt obligations. Interest income earned on cash and cash equivalents may fluctuate as interest rates change; however, due to their relatively short maturities, the Company does not hedge these assets and the impact of interest rate risk is not material. The Company’s debt obligations consist of fixed-rate and variable-rate debt instruments. The Company’s objective is to mitigate the variability in cash outflows that result from changes in interest rates by maintaining a balanced mix of fixed-rate and variable-rate debt obligations. In order to achieve these objectives, the Company has entered into interest rate swaps. Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net payments are recognized as an adjustment to interest expense.

          The Company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. On the date the derivative is entered into, the Company designates the type of derivative as a fair value hedge or cash flow hedge, and accounts for the derivative in accordance with its designation as prescribed by the FASB standards on accounting for derivative instruments and hedging activities. At inception and at least quarterly thereafter, the Company formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value or cash flows of the hedged item. All components of each derivative financial instrument’s gain or loss are included in the assessment of hedge effectiveness.

          The Company accounts for its derivatives as either an asset or liability measured at its fair value. The fair value is based upon quoted market prices obtained from third-party financial institutions. For a derivative instrument that has been formally designated as a fair value hedge, fair value gains or losses on the derivative instrument are reported in earnings, together with offsetting fair value gains or losses on the hedged item that are attributable to the risk being hedged. For derivatives that have been formally designated as a cash flow hedge, the effective portion of changes in the fair value of the derivatives is recorded in “accumulated other comprehensive loss” and the ineffective portion is recorded in earnings. Upon maturity or early termination of an effective interest rate swap designated as a cash flow hedge, unrealized gains or losses are deferred in stockholders’ equity, as a component of “accumulated other comprehensive loss,” and are amortized as an adjustment to interest expense over the period during which the hedged forecasted transaction affects earnings. If it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting and any deferred gains or losses related to a discontinued cash flow hedge shall continue to be reported in “accumulated other comprehensive loss,” unless it is probable that the forecasted transaction will not occur. If it is probable that the forecasted transaction will not occur by the originally specified time period, the Company discontinues hedge accounting, and any deferred gains or losses reported in “accumulated other comprehensive loss” are classified into earnings immediately.

          Foreign Currency Risk

          The Company is exposed to market risk for changes in foreign exchange rates primarily under certain inter-company receivables and payables. Foreign exchange forward contracts are used to mitigate the exposure of the eventual net cash inflows or outflows resulting from these intercompany transactions. The objective is to hedge a portion of the forecasted foreign currency risk over a rolling 12-month time horizon to mitigate the eventual impacts of changes in foreign exchange rates on the cash flows of the intercompany transactions. As of December 31, 2009, the total notional amount of foreign currency forward contracts in U.S. dollars was $50.5 million and principally consist of contracts in Swedish krona and British pounds. Notional amounts represent the face amount of contractual arrangements and the basis on which currencies are exchanged and are not a measure of market or credit risk exposure. The Company does not designate these derivative instruments as hedges under current accounting standards unless the benefits of doing so are material. The Company’s foreign exchange exposure is not material to the Company’s consolidated financial condition or results of operations. The Company does not hedge its net investment in non-U.S. subsidiaries because it views those investments as long-term in nature.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Comprehensive Income (Loss)

          Comprehensive income (loss) encompasses all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities, foreign currency translation adjustments and deferred gains and losses related to certain derivative financial instruments (see Note 12). Total comprehensive income, including the amount attributable to noncontrolling interests, was $813 million, $520 million and $392 million for the years ended December 31, 2009, 2008 and 2007, respectively.

          Subsequent Events

          The management of the Company has evaluated the period after the balance sheet date up through February 17, 2010, which is the date that the consolidated financial statements were issued, and determined that there were no subsequent events or transactions that required recognition in the consolidated financial statements. Refer to Note 18 for a discussion of subsequent events that are only required to be disclosed.

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

          The application of this standard was not material for business combinations completed in 2009, however, it is likely to have a significant impact on how the Company allocates the purchase price of certain future business combinations, including the recognition and measurement of assets acquired and liabilities assumed and the expensing of direct transaction costs and costs to integrate the acquired business.

          On January 1, 2009, the Company adopted a new accounting standard issued by the FASB that establishes accounting and reporting standards for noncontrolling interests in a subsidiary in consolidated financial statements, including deconsolidation of a subsidiary. This standard requires entities to record the acquisition of noncontrolling interests in subsidiaries initially at fair value. In accordance with the requirements of this standard, the Company has provided a new presentation on the face of the consolidated financial statements to separately classify noncontrolling interests within the equity section of the consolidated balance sheets and to separately report the amounts attributable to controlling and noncontrolling interests in the consolidated statements of operations, comprehensive income and changes in equity for all periods presented. The adoption of this standard did not impact earnings per share attributable to Quest Diagnostics’ common stockholders. There were no changes in the Company’s ownership interests in subsidiaries or deconsolidation of subsidiaries for the year ended December 31, 2009.

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

          In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1(fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect that the adoption of this new standard will have a material impact to its consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

3.	FAIR VALUE MEASUREMENTS

          The following tables provide summaries of the recognized assets and liabilities that are measured at fair value on a recurring basis.

		Basis of Fair Value Measurements

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs

		Level 1	Level 2	Level 3

December 31, 2009
Assets:
Trading securities	$33,871	$33,871	$—	$—
Cash surrender value of life insurance policies	15,873	—	15,873	—
Foreign currency forward contracts	2,357	—	2,357	—

Total	$52,101	$33,871	$18,230	$—

Liabilities:
Interest rate swaps	$14,398	$—	$14,398	$—
Foreign currency forward contracts	311	—	311	—
Deferred compensation liabilities	53,919	—	53,919	—

Total	$68,628	$—	$68,628	$—

December 31, 2008
Assets:
Trading securities	$25,383	$25,383	$—	$—
Cash surrender value of life insurance policies	11,767	—	11,767	—
Foreign currency forward contracts	2,617	—	2,617	—
Available-for-sale securities	255	233	22	—

Total	$40,022	$25,616	$14,406	$—

Liabilities:
Interest rate swaps	$5,888	$—	$5,888	$—
Foreign currency forward contracts	4,142	—	4,142	—
Deferred compensation liabilities	39,304	—	39,304	—

Total	$49,334	$—	$49,334	$—

          The Company offers certain employees the opportunity to participate in a supplemental deferred compensation plan. A participant’s deferrals, together with Company matching credits, are invested in a variety of participant-directed stock and bond mutual funds that are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation. The deferred compensation liabilities are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the trading securities.

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

          The fair value measurements of foreign currency forward contracts are obtained from a third-party pricing service and are based on market prices in actual transactions and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The fair value measurements of the Company’s interest rate swaps are model-derived valuations as of a given date in which all significant inputs are observable in active markets including certain financial information and certain assumptions regarding past, present and future market conditions. The Company does not believe that the changes in the fair values of its foreign currency forward contracts and interest rate swaps will materially differ from the amounts that could be realized upon settlement or maturity or that the changes in fair value will have a material effect on its results of operations, liquidity and capital resources.

          In the second quarter of 2009, the Company recorded a charge of $7.0 million associated with the write-down of an investment due to the uncertainty of recoverability from an other-than-temporary impairment loss. A fair value measurement, using significant unobservable inputs, has been applied to this asset on a non-recurring basis.

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At December 31, 2009 and 2008, the fair value of the Company’s debt was estimated at approximately $3.3 billion and $2.9 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2009, the estimated fair value exceeded the carrying value of the debt by $151 million. At December 31, 2008, the carrying value exceeded the estimated fair value of the debt by $155 million.

4.	BUSINESS ACQUISITIONS

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

          The Company financed the aggregate purchase price of $344 million, which includes transaction costs of approximately $7 million, of which $2 million was paid in 2006, and the repayment of substantially all of HemoCue’s outstanding debt with the proceeds from a $450 million term loan and cash on-hand. On May 31, 2007, the Company refinanced this term loan. In July 2009 and January 2008, the Company received payments of approximately $21 million and $23 million, respectively from an escrow fund established at the time of the acquisition which reduced the aggregate purchase price to $300 million.

          The consolidated financial statements include the results of operations of HemoCue subsequent to the closing of the acquisition.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Acquisition of AmeriPath

          On May 31, 2007, the Company completed its acquisition of AmeriPath Group Holdings, Inc. (“AmeriPath”), in an all-cash transaction valued at approximately $2.0 billion, including approximately $780 million of assumed debt and related accrued interest. AmeriPath is a leading provider of anatomic pathology and esoteric testing, and generated annual revenues of approximately $800 million.

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

          During 2008, the Company decreased the amount of goodwill recorded in connection with the acquisition of AmeriPath by approximately $45 million from $1.46 billion to $1.42 billion, primarily as a result of changes in judgments regarding the realization of certain pre-acquisition net operating loss carryforwards.

          Pro Forma Combined Financial Information

          The following unaudited pro forma combined financial information for the year ended December 31, 2007 assumes that the AmeriPath acquisition and related financing, including the Company’s June 2007 senior notes offering, were completed on January 1, 2007. Supplemental pro forma combined financial information for HemoCue has not been presented as this acquisition is not material to the Company’s consolidated results of operations (in thousands, except per share data).

Net revenues	$7,038,781
Net income	289,735
Less: Net income attributable to noncontrolling interests	26,510

Net income attributable to Quest Diagnostics	$263,225

Basic earnings per common share attributable to Quest Diagnostics’ common stockholders:
Net income	$1.36
Weighted average common shares outstanding – basic	193,241

Diluted earnings per common share attributable to Quest Diagnostics common stockholders:
Net income	$1.35
Weighted average common shares outstanding – diluted	195,262

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

5.	TAXES ON INCOME

          The Company’s pre-tax income (loss) from continuing operations consisted of $1.23 billion, $1.05 billion and $946 million from U.S. operations and $1.8 million, $(1.2) million and $(7.1) million from foreign operations for the years ended December 31, 2009, 2008 and 2007, respectively.

          The components of income tax expense (benefit) for 2009, 2008 and 2007 were as follows:

	2009	2008	2007

Current:
Federal	$350,582	$299,937	$267,138
State and local	81,292	57,750	59,625
Foreign	3,193	3,833	1,093

Deferred:
Federal	30,624	20,764	23,787
State and local	(3,552)	10,029	10,774
Foreign	(1,665)	(5,545)	(3,843)

Total	$460,474	$386,768	$358,574

          A reconciliation of the federal statutory rate to the Company’s effective tax rate for 2009, 2008 and 2007 was as follows:

	2009	2008	2007

Tax provision at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.0	4.6	4.6
Impact of foreign operations	(0.7)	(1.1)	(0.8)
Non-deductible expenses, primarily meals and entertainment expenses	0.2	0.5	0.3
Impact of noncontrolling interests	(1.2)	(1.2)	(1.1)
Other, net	0.2	(1.0)	0.2

Effective tax rate	37.5%	36.8%	38.2%

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2009 and 2008 were as follows:

	2009	2008

Current deferred tax assets:
Accounts receivable reserves	$72,076	$82,594
Liabilities not currently deductible	59,724	135,825

Total current deferred tax assets	$131,800	$218,419

Non-current deferred tax assets (liabilities):
Liabilities not currently deductible	$124,296	$125,693
Stock-based compensation	72,248	55,413
Net operating loss carryforwards	36,354	52,394
Depreciation and amortization	(421,335)	(423,074)

Total non-current deferred tax liabilities	$(188,437)	$(189,574)

          At December 31, 2009 and 2008, non-current deferred tax liabilities of $188 million and $190 million, respectively, are included in other long-term liabilities in the consolidated balance sheet.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          As of December 31, 2009, the Company had estimated net operating loss carryforwards for federal, state and foreign income tax purposes of $22 million, $609 million and $40 million, respectively, which expire at various dates through 2029. As of December 31, 2009 and 2008, deferred tax assets associated with net operating loss carryforwards of $48 million and $66 million, respectively, have each been reduced by a valuation allowance of $12 million and $14 million, respectively.

          Income taxes payable including those classified in other long-term liabilities in the consolidated balance sheets at December 31, 2009 and 2008, were $100 million and $88 million, respectively.

          As of January 1, 2007, the Company adopted an accounting standard related to the accounting for uncertainty in income taxes. This standard clarifies the accounting for uncertainty in income taxes recognized in financial statements and provides guidance on the recognition and measurement of tax positions taken or expected to be taken by an entity. The adoption of this standard resulted in an increase to the Company’s contingent tax liability reserves of $30 million with corresponding charges to retained earnings, goodwill and additional paid-in capital. The contingent liabilities for tax positions primarily relate to uncertainties associated with the realization of tax benefits derived from certain state net operating loss carryforwards, the allocation of income and expense among state jurisdictions, the characterization and timing of certain tax deductions associated with business combinations and employee compensation, income and expenses associated with certain intercompany licensing arrangements, and the deductibility of certain settlement payments.

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

          The total amount of unrecognized tax benefits as of and for the years ended December 31, 2009, 2008 and 2007 consists of the following:

	2009	2008	2007

Balance, beginning of year	$70,877	$107,943	$91,856
Additions:
for tax positions of current year	69,219	3,775	14,341
for tax positions of prior years	22,462	3,916	14,698
Reductions:
Changes in judgment	(11,551)	(32,684)	(1,494)
Expirations of statutes of limitations	(4,926)	(2,724)	(4,423)
Settlements	(19,627)	(9,349)	(7,035)

Balance, end of year	$126,454	$70,877	$107,943

          The total amount of unrecognized tax benefits as of December 31, 2009, that, if recognized, would affect the effective income tax rate from continuing operations is $44 million. Based upon the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits for the items previously discussed may decrease by up to $25 million within the next twelve months.

          Accruals for interest expense on contingent tax liabilities are classified in income tax expense in the consolidated statements of operations. Accruals for penalties have historically been immaterial. Interest expense included in income tax expense in 2009 and 2007 was approximately $2 million and $6 million, respectively. As a result of changes in judgment and favorable resolutions of uncertain tax positions, $5 million of net interest was credited to income tax expense in 2008. As of December 31, 2009 and 2008, the Company has approximately $7 million and $18 million, respectively, accrued, net of the benefit of a federal and state deduction, for the payment of interest on uncertain tax positions. The Company does not consider this interest part of its fixed charges.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          In the regular course of business, various federal, state and local and foreign tax authorities conduct examinations of the Company’s income tax filings and the Company generally remains subject to examination until the statute of limitations expires for the respective jurisdiction. The Internal Revenue Service (“IRS”) has completed its examinations of the Company’s consolidated federal income tax returns up through and including the 2005 tax year. In addition, the IRS is currently conducting audits of the Company’s federal tax returns for its 2006 and 2007 tax years, and certain state tax authorities are conducting audits for various years between 2004 and 2008. In December 2008, the Company reached a settlement agreement to pay a state tax authority approximately $44 million in taxes, penalties and interest ($26 million, net of federal and state benefits) for certain tax positions associated with intercompany licensing arrangements. This settlement was paid in 2009. At this time, the Company does not believe that there will be any material additional payments beyond its recorded contingent liability reserves that may be required as a result of these tax audits. As of December 31, 2009, a summary of the tax years that remain subject to examination for the Company’s major jurisdictions are:

United States – federal	2006 – 2009

United States – various states	2005 – 2009

          In conjunction with its acquisition of SmithKline Beecham Clinical Laboratories, Inc. (“SBCL”), which operated the clinical testing business of SmithKline Beecham plc (“SmithKline Beecham”), the Company entered into a tax indemnification arrangement with SmithKline Beecham that provides the parties with certain rights of indemnification against each other. During 2009, the Company paid SmithKline Beecham approximately $10 million related to the realization of certain pre-acquisition net loss carryforwards that were payable to SmithKline Beecham pursuant to the tax indemnification arrangement.

6.	SUPPLEMENTAL CASH FLOW AND OTHER DATA

	2009	2008	2007

Depreciation expense	$219,625	$227,300	$209,975

Interest expense	(146,586)	(185,476)	(186,329)
Interest income	2,518	5,712	8,015

Interest, net	(144,068)	(179,764)	(178,314)

Interest paid	146,352	189,294	157,502

Income taxes paid	362,524	359,336	315,745

Businesses acquired:
Fair value of assets acquired			$2,954,728
Fair value of liabilities assumed			1,395,867

          The fair value of assets acquired and liabilities assumed in connection with businesses acquired in 2009 and 2008 were not material.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

7.	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Land	$35,786	$35,786
Buildings and improvements	360,684	365,481
Laboratory equipment, furniture and fixtures	1,140,862	1,105,801
Leasehold improvements	374,922	348,821
Computer software developed or obtained for internal use	376,004	336,426
Construction-in-progress	51,124	57,478

	2,339,382	2,249,793
Less: accumulated depreciation and amortization	(1,513,436)	(1,370,106)

Total	$825,946	$879,687

          Computer software developed for internal use as of December 31, 2008 includes $76.6 million of assets, which were previously classified as laboratory equipment, furniture and fixtures.

8.	GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill, net for the years ended December 31, 2009 and 2008 are as follows:

	2009	2008

Balance as of January 1	$5,054,926	$5,220,104
Goodwill acquired during the year	25,973	9,260
Other purchase accounting adjustments	(21,195)	(120,105)
Increase (decrease) related to foreign currency translation	24,240	(54,333)

Balance as of December 31	$5,083,944	$5,054,926

          For the years ended December 31, 2009 and 2008, goodwill acquired was associated with several immaterial acquisitions. For the year ended December 31, 2009, other purchase accounting adjustments were primarily related to a payment received from an escrow fund established at the time of the HemoCue acquisition in 2007 (see Note 4 for further discussion). For the year ended December 31, 2008, other purchase accounting adjustments were primarily related to changes in estimates regarding the realization of certain pre-acquisition net operating loss carryforwards, the reduction in certain acquired pre-acquisition tax loss contingencies, and a payment received from an escrow fund established at the time of the HemoCue acquisition (see Note 4 for further discussion). Approximately 90% of the Company’s goodwill as of December 31, 2009 and 2008 was associated with its clinical testing business.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Intangible assets at December 31, 2009 and 2008 consisted of the following:

	Weighted Average Amortization Period	December 31, 2009			December 31, 2008

		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Amortizing intangible assets:
Customer-related intangibles	19 years	$600,460	$(129,994)	$470,466	$585,963	$(99,384)	$486,579
Non-compete agreements	5 years	54,854	(50,252)	4,602	54,382	(48,298)	6,084
Other	11 years	68,896	(18,867)	50,029	53,934	(13,258)	40,676

Total	18 years	724,210	(199,113)	525,097	694,279	(160,940)	533,339

Intangible assets not subject to amortization:
Tradenames		298,568	—	298,568	294,064	—	294,064

Total intangible assets		$1,022,778	$(199,113)	$823,665	$988,343	$(160,940)	$827,403

          Amortization expense related to intangible assets was $37.1 million, $37.3 million and $27.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

          The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2009 is as follows:

Fiscal Year Ending December 31,

2010	$39,863
2011	38,949
2012	37,609
2013	36,612
2014	35,990
Thereafter	336,074

Total	$525,097

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

9.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Trade accounts payable	$207,327	$191,219
Accrued wages and benefits	349,252	299,374
Accrued expenses	322,676	412,106
Accrued settlement reserves	9,450	316,920

Total	$888,705	$1,219,619

10.	DEBT

Long-term debt at December 31, 2009 and 2008 consisted of the following:

	2009	2008

Industrial Revenue Bonds due September 2009	$—	$1,800
Senior Notes due November 2010	165,482	399,724
Senior Notes due July 2011	159,170	274,724
Term Loan due May 2012	742,000	1,092,000
Senior Notes due November 2015	499,067	498,907
Senior Notes due July 2017	374,400	374,320
Senior Notes due January 2020	478,115	—
Senior Notes due July 2037	420,683	420,526
Debentures due June 2034	—	3,070
Senior Notes due January 2040	243,088	—
Other	25,294	18,160

Total long-term debt	3,107,299	3,083,231
Less: current portion of long-term debt	170,507	5,142

Total long-term debt, net of current portion	$2,936,792	$3,078,089

          Early Extinguishment of Debt

          For the years ended December 31, 2009 and 2008, the Company recorded $20.4 million and $0.9 million of pre-tax charges related to the early extinguishment of debt, primarily related to the Company’s June 2009 and November 2009 debt tender offers, the repayment of borrowings outstanding under the Term Loan due 2012 in 2009 and 2008, and the 2009 repayment of the remaining principal outstanding under the Debentures due June 2034.

          June 2009 Debt Tender Offer

          On May 19, 2009, the Company commenced a cash tender offer to purchase up to $200 million aggregate principal amount of its 5.125% Senior Notes due 2010 and 7.50% Senior Notes due 2011. On June 16, 2009, the Company finalized its cash tender offer (the “June 2009 Debt Tender Offer”) by purchasing $174 million aggregate principal amount of its 5.125% Senior Notes Due 2010 and $26 million aggregate principal amount of its 7.50% Senior Notes due 2011 that resulted in pre-tax losses of $4.8 million and $1.5 million, respectively. The aggregate pre-tax loss of $6.3 million includes the write-off of $0.5 million of deferred financing fees and unamortized discounts and cash payments of $5.8 million related to premiums and other costs to purchase the 5.125% Senior Notes due 2010 and the 7.5% Senior Notes due 2011 and is included in “other expense, net.” The June 2009 Debt Tender Offer was financed with cash on-hand and $150 million of borrowings under the Secured Receivables Credit Facility discussed below.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          November 2009 Debt Tender Offer

          In connection with the 2009 Senior Notes offering which is discussed below, on November 12, 2009, the Company commenced a cash tender offer to purchase any and all of its outstanding 5.125% Senior Notes due 2010, and any and all of its outstanding 7.50% Senior Notes due 2011. On November 20, 2009, the Company finalized its cash tender offer (the “November 2009 Debt Tender Offer”) by purchasing $61 million aggregate principal amount of its 5.125% Senior Notes Due 2010 and $89 million aggregate principal amount of its 7.50% Senior Notes due 2011 that resulted in pre-tax losses of $2.6 million and $9.4 million, respectively. The aggregate pre-tax loss of $12.1 million includes the write-off of $0.3 million of deferred financing fees and unamortized discounts and cash payments of $11.8 million related to premiums and other costs to purchase the 5.125% Senior Notes due 2010 and the 7.5% Senior Notes due 2011 and is included in “other expense, net.” The November 2009 Debt Tender Offer was financed with the net proceeds from the Company’s 2009 Senior Notes offering which is discussed below.

          Other Extinguishments

          During the years ended December 31, 2009 and 2008, the Company repaid $350 million and $293 million, respectively, of borrowings outstanding under the Term Loan due 2012 and recorded pre-tax losses of $0.7 million and $0.9 million, respectively, related to the write-off of deferred financing fees.

          In connection with the Company’s repayment in 2009 of the remaining principal outstanding under the Debentures due June 2034, the Company recorded a pre-tax charge of $1.3 million, primarily related to the write-off of unamortized discounts.

          2009 Senior Notes Offering

          On November 17, 2009, the Company completed a $750 million senior notes offering (the “2009 Senior Notes”). The 2009 Senior Notes were sold in two tranches: (a) $500 million aggregate principal amount of 4.75% senior notes due January 30, 2020 (the “Senior Notes due 2020”), issued at a discount of $7.5 million and (b) $250 million aggregate principal amount of 5.75% senior notes due January 30, 2040 (the “Senior Notes due 2040”), issued at a discount of $6.9 million. After considering the discounts, the effective interest rates on the Senior Notes due 2020 and the Senior Notes due 2040 are 4.9% and 5.9%, respectively. The 2009 Senior Notes require semiannual interest payments, which commence on July 30, 2010. The 2009 Senior Notes are unsecured obligations of the Company and rank equally with the Company’s other unsecured obligations. The 2009 Senior Notes do not have a sinking fund requirement and are guaranteed by certain of the Company’s domestic, wholly-owned subsidiaries (the “Subsidiary Guarantors”).

          The Company incurred $6.9 million of costs associated with the 2009 Senior Notes, which is being amortized over the term of the related debt.

          The Company used $612 million of the net proceeds from the 2009 Senior Notes to fund the retirement of $150 million of debt and cash payments of $11.8 million related to premiums and other costs in connection with the Company’s November 2009 Debt Tender Offer, and the repayment of $100 million outstanding under the Company’s Secured Receivables Credit Facility and $350 million outstanding under the Company’s Term Loan due 2012. The Company intends to use the remainder of the net proceeds from the 2009 Senior Notes offering for general corporate purposes.

          As further discussed in Note 11, the Company hedged its interest rate exposure on a portion of the Senior Notes due 2020. This hedge has been designated as a fair value hedge and the carrying value of the Senior Notes due 2020 has been decreased by the fair value of this hedge of $14.4 million in the consolidated balance sheet as of December 31, 2009.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to six months. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of December 31, 2009 and 2008, the Company’s borrowing rate for LIBOR-based loans under the Credit Facility was LIBOR (0.2% and 0.4% at December 31, 2009 and 2008, respectively) plus 0.40%. The Credit Facility is guaranteed by the Subsidiary Guarantors. The Credit Facility contains various covenants, including the maintenance of certain financial ratios, which could impact the Company’s ability to, among other things, incur additional indebtedness. At December 31, 2009 and 2008, there were no outstanding borrowings under the Credit Facility.

          The Company incurred $3.1 million of costs associated with the Credit Facility, which is being amortized over the term of the related debt.

          Secured Receivables Credit Facility

          In December 2008, the Company amended its existing receivables securitization facility (the “Secured Receivables Credit Facility”) and increased it from $400 million to $500 million. The Secured Receivables Credit Facility was supported by back-up facilities provided on a committed basis by two banks: (a) $225 million, which matured on December 11, 2009 and (b) $275 million, which also matured on December 11, 2009.

          In April 2009, the Company borrowed $310 million under its Secured Receivables Credit Facility primarily to fund second quarter payments totaling $308 million in connection with the previously disclosed settlement of the federal government investigation related to NID (see Note 16). In addition, the Company borrowed $150 million to fund debt repayments in connection with the June 2009 Debt Tender Offer. During 2009, the Company repaid $510 million on its Secured Receivables Credit Facility.

          On December 11, 2009, the Company amended the Secured Receivables Credit Facility and increased it from $500 million to $525 million. The Secured Receivables Credit Facility continues to be supported by back-up facilities provided on a committed basis by two banks: (a) $275 million, which matures on December 10, 2010 and (b) $250 million, which also matures on December 10, 2010. Interest on the Secured Receivables Credit Facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. At December 31, 2009 and 2008, the Company’s borrowing rate under the Secured Receivables Credit Facility was 1.4% and 3.6%, respectively. At December 31, 2009 and 2008, there were no borrowings under the Secured Receivables Credit Facility.

          Term and Bridge Loan Credit Facilities

          On May 31, 2007, the Company entered into a five-year term loan facility (the “Term Loan due 2012”), pursuant to which it borrowed $1.6 billion, and a $1.0 billion bridge loan facility (the “Bridge Loan”), pursuant to which it borrowed $780 million. The Company used the proceeds to finance the acquisition of AmeriPath, and related transaction costs, to repay substantially all of AmeriPath’s outstanding debt and to repay the $450 million outstanding under an interim credit facility used to finance the acquisition of HemoCue and repay substantially all of HemoCue’s outstanding debt. As discussed below, the Company used the proceeds from a senior notes offering in 2007 to repay the entire outstanding balance of the Bridge Loan in full.

          The Term Loan due 2012 matures on May 31, 2012 and requires principal repayments of $182 million, $280 million and $280 million on December 31, 2011, March 31, 2012 and May 31, 2012, respectively. The Term Loan due 2012 is guaranteed by the Subsidiary Guarantors. Interest under the Term Loan due 2012 is based on certain published rates plus an applicable margin that will vary over a range from 40 basis points to 125 basis points based on changes in the Company’s public debt ratings. At the Company’s option, it may elect to enter into LIBOR-based interest rate contracts for periods up to six months. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of December 31, 2009 and 2008, the Company’s borrowing rate for LIBOR-based loans was LIBOR (0.2% and 2.2% at December 31, 2009 and 2008, respectively) plus 0.50%.

          The Company incurred $7 million of costs associated with the Term Loan due 2012, which is being amortized over the term of the related debt.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          During the years ended December 31, 2009 and 2008, the Company repaid $350 million and $293 million, respectively, of borrowings outstanding under the Term Loan due 2012.

          Industrial Revenue Bonds

          In connection with the acquisition of LabOne, Inc. (“LabOne”) in November 2005, the Company assumed $7.2 million of Industrial Revenue Bonds. Principal was payable annually in equal installments through September 1, 2009. Interest was payable monthly at a rate which was adjusted weekly (2.0% at December 31, 2008). The bonds were secured by the Lenexa, Kansas laboratory facility and an irrevocable bank letter of credit. The entire outstanding principal balance of $1.8 million as of December 31, 2008 was repaid in full in September 2009.

          Other Senior Notes

          In 2001, the Company issued $275 million aggregate principal amount of 7.5% senior notes due 2011 (“Senior Notes due 2011”), issued at a discount of $1.1 million. After considering the discount, the effective interest rate on the Senior Notes due 2011 is 7.6%. The Senior Notes due 2011 require semiannual interest payments. The Senior Notes due 2011 are unsecured obligations of the Company and rank equally with the Company’s other unsecured senior obligations. The Senior Notes due 2011 are guaranteed by the Subsidiary Guarantors and do not have a sinking fund requirement. In connection with the Company’s June 2009 Debt Tender Offer and November 2009 Debt Tender Offer, the Company repaid $26 million and $89 million, respectively, outstanding under the Senior Notes due 2011.

          On October 31, 2005, the Company completed its $900 million private placement of senior notes (the “2005 Senior Notes”). The 2005 Senior Notes were priced in two tranches: (a) $400 million aggregate principal amount of 5.125% senior notes due November 2010 (“Senior Notes due 2010”); and (b) $500 million aggregate principal amount of 5.45% senior notes due November 2015 (“Senior Notes due 2015”). The Senior Notes due 2010 and 2015 were issued at a discount of $0.8 million and $1.6 million, respectively. After considering the discounts, the effective interest rates on the Senior Notes due 2010 and 2015 are 5.3% and 5.6%, respectively. The 2005 Senior Notes require semiannual interest payments, which commenced on May 1, 2006. The 2005 Senior Notes are unsecured obligations of the Company and rank equally with the Company’s other unsecured senior obligations. The 2005 Senior Notes are guaranteed by the Subsidiary Guarantors. In connection with the Company’s June 2009 Debt Tender Offer and November 2009 Debt Tender Offer, the Company repaid $174 million and $61 million, respectively, outstanding under the Senior Notes due 2010.

          On June 22, 2007, the Company completed an $800 million senior notes offering (the “2007 Senior Notes”). The 2007 Senior Notes were priced in two tranches: (a) $375 million aggregate principal amount of 6.40% senior notes due July 2017 (the “Senior Notes due 2017”), issued at a discount of $0.8 million and (b) $425 million aggregate principal amount of 6.95% senior notes due July 2037 (the “Senior Notes due 2037”), issued at a discount of $4.7 million. After considering the discounts, the effective interest rates on the Senior Notes due 2017 and the Senior Notes due 2037 are 6.4% and 7.0%, respectively. The 2007 Senior Notes require semiannual interest payments, which commenced on January 1, 2008. The 2007 Senior Notes are unsecured obligations of the Company and rank equally with the Company’s other unsecured obligations. The 2007 Senior Notes do not have a sinking fund requirement and are guaranteed by the Subsidiary Guarantors.

          The Company incurred $6.3 million of costs associated with the 2007 Senior Notes, which is being amortized over the term of the related debt.

          The Company used the net proceeds from the 2007 Senior Notes to repay the $780 million of borrowings under the Bridge Loan, as discussed above.

          Debentures due June 2034

          In connection with the acquisition of LabOne in November 2005, the Company assumed $103.5 million of 3.50% convertible senior debentures of LabOne due June 15, 2034 (the “Debentures due June 2034”). As a result of the change in control of LabOne, $99 million of principal was converted for $126.8 million in cash in 2005. The remaining outstanding principal of the Debentures due June 2034 totaling $4.5 million was adjusted to its estimated fair value of $2.9 million on the date of the acquisition, reflecting a discount of $1.6 million based on the net present value of the estimated remaining obligations, at then current interest rates. The Debentures due June 2034 required semi-annual

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

interest payments in June and December. During 2009, the remaining $4.5 million of principal outstanding under the Debentures due June 2034 was repaid in full.

          As of December 31, 2009, long-term debt maturing in each of the years subsequent to December 31, 2010 is as follows:

Year ending December 31,

2011	$344,524
2012	563,095
2013	2,428
2014	1,844
2015	500,321
Thereafter	1,559,377

Total maturities of long-term debt	2,971,589
Unamortized discount	(20,399)
Fair value basis adjustment attributable to hedged debt	(14,398)

Total long-term debt, net of current portion	$2,936,792

11.	FINANCIAL INSTRUMENTS

          Treasury Forward Agreements

          In June 2007, the Company entered into forward starting interest rate swap agreements with three financial institutions for a total notional amount of $300 million to lock the interest rate of a portion of the Company’s offering of its debt securities in the second quarter of 2007 (the “Treasury Forward Agreements”). The Treasury Forward Agreements were entered into to hedge a portion of the Company’s interest rate exposure associated with the debt securities that were issued in the second quarter of 2007. In connection with the Company’s 2007 Senior Notes issued in June 2007, the Treasury Forward Agreements were settled and the Company paid $3.5 million, representing the loss on the settlement of the Treasury Forward Agreements. These losses are deferred in stockholders’ equity, net of income taxes, as a component of “accumulated other comprehensive loss,” and are amortized as an adjustment to interest expense over the term of the Senior Notes due 2017.

          Interest Rate Swap Agreements - Cash Flow Hedges

          In August 2007, the Company entered into various variable-to-fixed interest rate swap agreements (“the Interest Rate Swap Agreements”), whereby the Company fixed the interest rates on $500 million of its Term Loan due May 2012 for periods ranging from October 2007 through October 2009. In October 2009, the remaining Interest Rate Swap Agreements, with fixed interest rates ranging from 5.13% to 5.27%, on $200 million of the Term Loan due May 2012 matured with no net settlement.

          During the third quarter of 2009, the Company entered into various forward starting interest rate swap agreements (the “Forward Starting Interest Rate Swap Agreements”) for an aggregate notional amount of $400 million. The Forward Starting Interest Rate Swap Agreements had fixed interest rates ranging from 4.120% to 4.575%. The Forward Starting Interest Rate Swap Agreements were 17 to 18 month forward agreements that covered a ten-year hedging period and were entered into to hedge part of the Company’s interest rate exposure associated with forecasted new debt issuances related to the refinancing of certain debt maturing through 2011. In connection with the issuance of our 2009 Senior Notes, the Forward Starting Interest Rate Swap Agreements were terminated and the Company paid $10.5 million, representing the losses on the settlement of the Forward Starting Interest Rate Swaps. These losses are deferred in stockholders’ equity, net of income taxes, as a component of “accumulated other comprehensive loss,” and amortized as an adjustment to interest expense over the term of the Senior Notes due 2020.

          The Interest Rate Swap Agreements and Forward Starting Interest Rate Swap Agreements have been accounted for as cash flow hedges. Prior to their maturity or settlement, the Company recorded these derivative financial instruments as either an asset or liability measured at its fair value. The effective portion of changes in the fair value of the derivatives was recorded in “accumulated other comprehensive loss.” Any deferred gains or losses are reclassified from “accumulated other comprehensive loss” to the statement of operations in the same period or periods during which the hedged transaction affects earnings, which is when the Company recognizes interest expense on the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

hedged cash flows. The total loss, net of tax benefit, recognized in “accumulated other comprehensive loss” on the Interest Rate Swap Agreements and Forward Starting Interest Rate Swap Agreements as of December 31, 2009 and December 31, 2008 was $6.2 million and $3.6 million, respectively. The loss recognized on the Interest Rate Swap Agreements and Forward Starting Interest Rate Swap Agreements for the years ended December 31, 2009 and 2008, as a result of ineffectiveness, was not material. The amount of deferred gains or losses held in accumulated other comprehensive loss that is expected to be reclassified into earnings within the next twelve months is not material.

          Interest Rate Swap Agreements – Fair Value Hedges

          In November 2009, the Company entered into various fixed-to-variable interest rate swap agreements (the “Fixed-to-Variable Interest Rate Swap Agreements”) which have a notional amount totaling $350 million and a variable interest rate based on one-month LIBOR plus 1.33%. These derivative financial instruments are accounted for as fair value hedges of a portion of our Senior Notes due 2020 and effectively convert that portion of the debt into variable interest rate debt. Accordingly, the Company recognizes the changes in the fair value of both the Fixed-to-Variable Interest Rate Swap Agreements and the underlying debt obligation in “other expense, net” as equal and offsetting gains and losses. The fair value of the Fixed-to-Variable Interest Rate Swap Agreements was a liability of $14.4 million at December 31, 2009. Since inception, the fair value hedges were effective; therefore, there is no impact on earnings for the year ended December 31, 2009 as a result of hedge ineffectiveness.

          Foreign Currency Forward Contracts

          The Company uses foreign exchange forward contracts to manage its risk associated with foreign currency denominated cash flows. The primary foreign currency exposures include Swedish krona and British pounds.

          A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below (in thousands):

	December 31, 2009		December 31, 2008

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives Designated as Hedging Instruments
Liability Derivatives:
Interest rate swaps	Other liabilities	$14,398	Other current liabilities	$5,888

Total		14,398		5,888

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Foreign currency forward contracts	Other current assets	2,357	Other current assets	2,617

Total		2,357		2,617

Liability Derivatives:
Foreign currency forward contracts	Other current liabilities	311	Other current liabilities	4,142

Total		311		4,142

Total Net Derivatives Liability		$12,352		$7,413

12.	PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY

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

          Common Stock

          On May 4, 2006, the Company’s Restated Certificate of Incorporation was amended to increase the number of authorized shares of common stock, par value $0.01 per share, from 300 million shares to 600 million shares.

          Accumulated Other Comprehensive (Loss) Income

          The components of accumulated other comprehensive (loss) income for 2009, 2008 and 2007 were as follows:

	Foreign Currency Translation Adjustment	Market Value Adjustment	Deferred Gain (Loss)	Accumulated Other Comprehensive (Loss) Income

Balance, December 31, 2006	$512	$(2,819)	$2,242	$(65)
Translation adjustment	30,820	—	—	30,820
Market value adjustment, net of tax benefit of $24	—	(36)	—	(36)
Reversal of market value adjustment, net of tax expense of $(510)	—	802	—	802
Deferred loss, less reclassifications	—	—	(6,242)	(6,242)

Balance, December 31, 2007	31,332	(2,053)	(4,000)	25,279
Translation adjustment	(94,326)	—	—	(94,326)
Market value adjustment, net of tax benefit of $261	—	(398)	—	(398)
Reversal of market value adjustment, net of tax expense of $(1,257)	—	2,161	—	2,161
Deferred loss, less reclassifications	—	—	(784)	(784)

Balance, December 31, 2008	(62,994)	(290)	(4,784)	(68,068)
Translation adjustment	49,586	—	—	49,586
Reversal of market value adjustment, net of tax expense of $(190)	—	290	—	290
Deferred loss, less reclassifications	—	—	(2,553)	(2,553)
Other	—	(216)	—	(216)

Balance, December 31, 2009	$(13,408)	$(216)	$(7,337)	$(20,961)

          The market value adjustments for 2008 and 2007 represented unrealized holding losses, net of taxes. The reversal of market value adjustments for 2009, 2008 and 2007 represented prior periods unrealized holding losses for investments where the decline in fair value was deemed to be other than temporary in 2009, 2008 and 2007, and the resulting loss was recognized in the consolidated statements of operations (see Note 2). The deferred loss for 2009 primarily represented the $10.5 million the Company paid upon settlement of the Forward Starting Interest Rate Swap Agreements, net of amounts reclassified to interest expense. The deferred loss for 2008 primarily represented deferred losses on the Company’s interest rate swap agreements, net of amounts reclassified to interest expense. The deferred loss for 2007 represented the $3.5 million the Company paid upon the settlement of its Treasury Forward Agreements, net of amounts reclassified as an increase to interest expense, and $2.7 million in deferred losses on its Interest Rate Swap Agreements (see Note 11). Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

          Dividend Program

          During each of the quarters of 2009, 2008 and 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per common share.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Share Repurchase Plan

          For the year ended December 31, 2009, the Company repurchased 10.0 million shares of its common stock at an average price of $49.83 per share for $500 million, including 4.5 million shares repurchased from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $44.33 per share for $200 million. For the year ended December 31, 2008, the Company repurchased 5.5 million shares of its common stock at an average price of $46.09 per share for $254 million. For the year ended December 31, 2007, the Company repurchased 2.8 million shares of its common stock at an average price of $52.14 per share for $146 million.

          For the years ended December 31, 2009, 2008 and 2007, the Company reissued 3.0 million shares, 1.5 million shares and 2.9 million, respectively, for employee benefit plans. At December 31, 2009, previous share repurchase authorizations were fully utilized.

13.	STOCK OWNERSHIP AND COMPENSATION PLANS

          Employee and Non-employee Directors Stock Ownership Programs

          In 2005, the Company established the ELTIP to replace the Company’s prior Employee Equity Participation Programs established in 1999 (the “1999 EEPP”) and 1996, as amended (the “1996 EEPP”). At the Company’s annual shareholders’ meeting in May 2009, the shareholders approved certain amendments to the ELTIP including: (i) increasing the number of shares available for award under the ELTIP by approximately 5.2 million shares; (ii) increasing the maximum term that the Board of Directors may establish for awards of stock options and stock appreciation rights from seven to ten years, beginning with awards in 2009; and (iii) extending the term of the ELTIP until the date of the 2019 annual shareholders’ meeting.

          The ELTIP provides for three types of awards: (a) stock options, (b) stock appreciation rights and (c) stock awards. The ELTIP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Company common stock at a price of no less than the fair market value on the date of grant. The stock options are subject to forfeiture if employment terminates prior to the end of the vesting period prescribed by the Board of Directors. Grants of stock appreciation rights allow eligible employees to receive a payment based on the appreciation of Company common stock in cash, shares of Company common stock or a combination thereof. The stock appreciation rights are granted at an exercise price at no less than the fair market value of the Company’s common stock on the date of grant. Stock options and stock appreciation rights granted under the ELTIP expire on the date designated by the Board of Directors but in no event more than ten years from date of grant. No stock appreciation rights have been granted under the ELTIP or the 1999 EEPP. The ELTIP allows eligible employees to receive awards of shares, or the right to receive shares, of Company common stock, the equivalent value in cash or a combination thereof. These shares are generally earned on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the vesting period prescribed by the Board of Directors. For performance share unit awards granted prior to 2008, the actual amount of performance share awards earned is based on the Company’s earnings per share growth for the performance period compared to that of a peer group of companies. Beginning with performance share unit awards granted in 2008, the performance measure for these awards is based on the compound annual growth rate of the Company’s earnings per share from continuing operations over a three year period. Key executive, managerial and technical employees are eligible to participate in the ELTIP. The provisions of the 1999 EEPP and the 1996 EEPP were similar to those outlined above for the ELTIP. Certain options granted under the 1999 EEPP remain outstanding.

          The maximum number of shares of Company common stock that may be optioned or granted under the ELTIP is approximately 53 million shares. In addition, any remaining shares under the 1996 EEPP are available for issuance under the ELTIP.

          In 2005, the Company established the Amended and Restated Director Long-Term Incentive Plan (the “DLTIP”), to replace the Company’s prior plan established in 1998. At the Company’s annual shareholders’ meeting in May 2009, the shareholders approved certain amendments to the DLTIP including: (i) increasing the number of shares available for award under the DLTIP by 0.4 million shares; (ii) increasing the maximum term that the Board of Directors may establish for awards of stock options from seven to ten years, beginning with awards in 2009; and (iii) extending the term of the DLTIP until the date of the 2019 annual shareholders’ meeting.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          The DLTIP provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Company common stock at a price of no less than the fair market value on the date of grant. The DLTIP also permits awards of restricted stock and restricted stock units to non-employee directors. Stock options granted under the DLTIP expire on the date designated by the Board of Directors but in no event more than ten years from date of grant, and generally become exercisable in three equal annual installments beginning on the first anniversary date of the grant of the option regardless of whether the optionee remains a director of the Company. The maximum number of shares that may be issued under the DLTIP is 2.4 million shares. During 2009, 2008 and 2007, grants under the DLTIP totaled 77, 77 and 81 thousand shares, respectively.

          In general, the Company’s practice has been to issue shares related to its stock-based compensation program from shares of its common stock held in treasury. See Note 12 for further information regarding the Company’s share repurchase program.

          The fair value of each stock option award granted was estimated on the date of grant using a lattice-based option-valuation model. The expected volatility under the lattice-based option-valuation model was based on the current and the historical implied volatilities from traded options of the Company’s common stock. The dividend yield was based on the approved annual dividend rate in effect and current market price of the underlying common stock at the time of grant. The risk-free interest rate of each stock option granted was based on the U.S. Treasury yield curve in effect at the time of grant for bonds with maturities ranging from one month to ten years. The expected holding period of the options granted was estimated using the historical exercise behavior of employees. The weighted average assumptions used in valuing options granted in the periods presented are:

	2009	2008	2007

Weighted average fair value of options at grant date	$15.78	$11.58	$18.05
Expected volatility	29.4%	22.5%	21.5%
Dividend yield	0.8%	0.8%	0.7%
Risk-free interest rate	2.1% - 2.3%	2.6% - 2.8%	4.7% - 4.8%
Expected holding period, in years	6.2 – 7.2	5.2 – 5.9	5.3 – 6.2

          The fair value of restricted stock awards and performance share units is the average market price of the Company’s common stock at the date of grant.

          Transactions under the stock option plans for 2009 were as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Options outstanding, beginning of year	13,993	$43.12
Options granted	1,428	51.33
Options exercised	(2,389)	36.76
Options forfeited and cancelled	(352)	43.85

Options outstanding, end of year	12,680	$45.19	4.1	$192,574

Exercisable, end of year	9,520	$43.83	3.3	$157,564

Vested and expected to vest, end of year	11,670	$44.71	4.1	$182,904

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised in 2009, 2008 and 2007 was $44 million, $20 million and $52 million, respectively.

          As of December 31, 2009, there was $12 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.8 years.

          The following summarizes the activity relative to stock awards, including restricted stock awards, restricted stock units and performance share units, for 2009, 2008 and 2007:

	2009		2008		2007

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value

Shares outstanding, beginning of year	1,505	$49.77	677	$52.24	450	$52.41
Shares granted	917	51.36	843	47.60	538	52.05
Shares vested	(360)	51.06	(175)	51.67	(74)	52.30
Shares forfeited and canceled	(60)	50.67	(62)	50.16	(100)	52.38
Adjustment to estimate of performance share units to be earned	745	50.35	222	52.39	(137)	51.94

Shares outstanding, end of year	2,747	$50.27	1,505	$49.77	677	$52.24

          As of December 31, 2009, there was $48 million of unrecognized stock-based compensation cost related to nonvested stock awards, which is expected to be recognized over a weighted average period of 1.9 years. Total fair value of shares vested was $16.4 million, $8.4 million and $3.8 million for the years ended December 31, 2009, 2008 and 2007, respectively. The amount of unrecognized stock-based compensation cost is subject to change based on revisions, if any, to management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned at the end of the performance periods.

          For the years ended December 31, 2009, 2008 and 2007, stock-based compensation expense totaled $75 million, $71 million and $57 million, respectively. Income tax benefits related to stock-based compensation expense totaled $29 million, $28 million and $23 million for the years ended December 31, 2009, 2008 and 2007, respectively.

          Employee Stock Purchase Plan

          Under the Company’s Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the 2006 Annual Meeting of Shareholders, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics common stock. The purchase price of the stock is 85% of the market price of the Company’s common stock on the last business day of each calendar month. Under the ESPP, the maximum number of shares of Quest Diagnostics common stock which may be purchased by eligible employees is 5 million. Approximately 445, 436 and 448 thousand shares of common stock were purchased by eligible employees in 2009, 2008 and 2007, respectively.

          Defined Contribution Plans

          The Company maintains qualified defined contribution plans covering substantially all of its employees, and matches employee contributions up to a maximum of 6%. The Company’s expense for contributions to its defined contribution plans aggregated $82 million, $78 million and $76 million for 2009, 2008 and 2007, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Supplemental Deferred Compensation Plan

          The Company’s supplemental deferred compensation plan is an unfunded, non-qualified plan that provides for certain management and highly compensated employees to defer up to 50% of their salary in excess of their defined contribution plan limits and for certain eligible employees, up to 95% of their variable incentive compensation. The Company matches employee contributions up to a maximum of 6%. The compensation deferred under this plan, together with Company matching amounts, are credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each plan participant is fully vested in all deferred compensation, Company match and earnings credited to their account. The amounts accrued under this plan were $34 million and $25 million at December 31, 2009 and 2008, respectively. Although the Company is currently contributing all participant deferrals and matching amounts to a trust, the funds in the trust, totaling $34 million and $25 million at December 31, 2009 and 2008, respectively, are general assets of the Company and are subject to any claims of the Company’s creditors. The Company’s expense for matching contributions to this plan were approximately $1 million for 2009, 2008 and 2007.

14.	RELATED PARTY TRANSACTIONS

          At December 31, 2009, GlaxoSmithKline plc (“GSK”), the parent company of SmithKline Beecham, beneficially owned approximately 17% of the outstanding shares of Quest Diagnostics common stock.

          Quest Diagnostics is the primary provider of testing to support GSK’s clinical trials testing requirements under worldwide agreements (the “Clinical Trials Agreements”). Net revenues, primarily derived under the Clinical Trials Agreements were $72 million, $71 million and $79 million for 2009, 2008 and 2007, respectively. At December 31, 2009 and 2008, accounts receivable due from GSK were $17.3 million and $9.1 million, respectively.

          In addition, in connection with the acquisition of SBCL, SmithKline Beecham agreed to indemnify Quest Diagnostics, on an after tax basis, against certain matters primarily related to taxes and billing and professional liability claims.

          At December 31, 2009 and December 31, 2008, liabilities included $1 million and $13 million, respectively, due to SmithKline Beecham, primarily related to tax benefits associated with certain pre-acquisition tax loss carryforwards. During 2009, the Company paid SmithKline Beecham approximately $10 million related to the realization of certain pre-acquisition net loss carryforwards that were payable to SmithKline Beecham pursuant to a tax indemnification arrangement.

15.	COMMITMENTS AND CONTINGENCIES

          Letter of Credit Lines and Contractual Obligations

          The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which is renewed annually, matures on November 19, 2010 and is guaranteed by the Subsidiary Guarantors.

          In support of its risk management program, to ensure the Company’s performance or payment to third parties, $74 million in letters of credit were outstanding at December 31, 2009. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments. In addition, $6.6 million of bank guarantees were outstanding at December 31, 2009 in support of certain foreign operations.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect at December 31, 2009 are as follows:

Year ending December 31,

2010	$174,787
2011	133,621
2012	94,842
2013	66,743
2014	47,214
2015 and thereafter	153,800

Minimum lease payments	671,007
Noncancelable sub-lease income	(5,875)

Net minimum lease payments	$665,132

          Operating lease rental expense for 2009, 2008 and 2007 aggregated $189 million, $190 million and $171 million, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays, is recorded on a straight-line basis over the term of the lease.

          The Company has certain noncancelable commitments to purchase products or services from various suppliers, mainly for telecommunications and standing orders to purchase reagents and other laboratory supplies. At December 31, 2009, the approximate total future purchase commitments are $130 million, of which $51 million are expected to be incurred in 2010, $62 million are expected to be incurred in 2011 through 2012 and the balance thereafter.

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

          In 2005, the Company received a subpoena from the U. S. Attorney’s Office for the District of New Jersey. The subpoena seeks the production of business and financial records regarding capitation and risk sharing arrangements with government and private payers for the years 1993 through 1999. The Company cooperated with the U. S. Attorney’s Office.

          In 2005, the Company received a subpoena from the U. S. Department of Health and Human Services, Office of the Inspector General, seeking business records including records regarding the Company’s relationship with health maintenance organizations, independent physician associations, group purchasing organizations, and preferred provider organizations relating back to 1995. The Company has cooperated with the investigation. Subsequently, in November 2009, the U.S. District Court for the Southern District of New York partially unsealed a civil complaint, U. S. ex rel. Fair Laboratory

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Practices Associates v. Quest Diagnostics Incorporated, filed against the Company under the whistleblower provisions of the federal False Claims Act. The complaint alleges, among other things, violations of the federal Anti-Kickback Statute and the federal False Claims Act in connection with the Company’s pricing of laboratory services. The complaint seeks damages for alleged false claims associated with laboratory tests reimbursed by government payors, treble damages and civil penalties.

          In 2006 and 2008, the Company and several of its subsidiaries received subpoenas from the California Attorney General’s Office seeking documents relating to the Company’s billings to MediCal, the California Medicaid program. The Company has cooperated with the government’s requests. Subsequently, the State of California intervened as plaintiff in a civil lawsuit, California ex rel. Hunter Laboratories, LLC v. Quest Diagnostics Incorporated., et al., filed in California Superior Court against a number of clinical laboratories, including the Company and several of its subsidiaries. The complaint alleges overcharging of MediCal for testing services. The complaint was originally filed by a competitor laboratory in California under the whistleblower provisions of the California False Claims Act. The complaint was unsealed on March 20, 2009.

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

          The federal or state governments may bring claims based on new theories as to the Company’s practices which management believes to be in compliance with law. In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers. The Company is aware of certain pending individual or class action lawsuits, and has received several subpoenas, related to billing practices filed under the qui tam provisions of the Civil False Claims Act and/or other federal and state statutes, regulations or other laws. The Company understands that there may be other pending qui tam claims brought by former employees or other “whistle blowers” as to which the Company cannot determine the extent of any potential liability.

          Several of these matters are in their early stages of development and involve responding to and cooperating with various government investigations and related subpoenas. While the Company believes that at least a reasonable possibility exists that losses may have been incurred, based on the nature and status of the investigations, the losses are either currently not probable or cannot be reasonably estimated.

          Management has established reserves in accordance with generally accepted accounting principles for the matters discussed above. Such reserves totaled approximately $10 million as of December 31, 2009. Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid.

          As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company’s client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company’s insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters are established by considering actuarially determined losses based upon the Company’s historical and projected loss experience. Management believes that present insurance

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

coverage and reserves are sufficient to cover currently estimated exposures. Although management cannot predict the outcome of any claims made against the Company, management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such claims is determined or paid.

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

          Summarized financial information for the discontinued operations of NID is set forth below:

	2009	2008	2007

Net revenues	$—	$—	$—

Loss from discontinued operations before income taxes	(2,361)	(79,582)	(250,278)
Income tax benefit	1,125	28,888	36,389

Loss from discontinued operations, net of taxes	$(1,236)	$(50,694)	$(213,889)

          At December 31, 2008, the settlement reserve totaling $316 million is included in “accounts payable and accrued expenses” in the consolidated balance sheet which was paid in 2009. The deferred tax asset recorded in connection with establishing the reserve of $58 million is included in “deferred income taxes” in the consolidated balance sheet at December 31, 2008. The remaining balance sheet information related to NID was not material at December 31, 2009 and 2008.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

17.	BUSINESS SEGMENT INFORMATION

          Clinical testing is an essential element in the delivery of healthcare services. Physicians use clinical tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical testing is generally categorized as clinical laboratory testing and anatomic pathology services. Clinical laboratory testing is performed on whole blood, serum, plasma and other body fluids, such as urine, and specimens such as microbiology samples. Anatomic pathology services are principally for the detection of cancer and are performed on tissues, such as biopsies, and other samples, such as human cells. Customers of the clinical testing business include patients, physicians, hospitals, employers, governmental institutions and other commercial clinical laboratories. The clinical testing business accounted for greater than 90% of net revenues from continuing operations in 2009, 2008 and 2007.

          All other operating segments include the Company’s non-clinical testing businesses and consist of its risk assessment services business, its clinical trials testing business, its healthcare information technology business, and its diagnostics products businesses. The Company’s risk assessment business provides underwriting support services to the life insurance industry including teleunderwriting, paramedical examinations, laboratory testing and medical record retrieval. The Company’s clinical trials testing business provides clinical testing performed in connection with clinical research trials on new drugs and vaccines. The Company’s healthcare information technology business is a developer and integrator of clinical connectivity and data management solutions for healthcare organizations, physicians and clinicians. The Company’s diagnostics products business manufactures and markets diagnostic test kits.

          On April 19, 2006, the Company decided to discontinue NID’s operations and results of operations for NID have been classified as discontinued operations for all years presented (see Note 16).

          During the first quarter of 2007 and second quarter of 2007, the Company acquired Hemocue and AmeriPath, respectively (see Note 4). Hemocue is included in the Company’s other operating segments. AmeriPath’s operations are included in the Company’s clinical testing business.

          At December 31, 2009, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

          The following table is a summary of segment information for the years ended December 31, 2009, 2008 and 2007. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, including amortization of intangible assets, are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

	2009		2008		2007

Net revenues:
Clinical testing business	$6,824,149		$6,613,101	(a)	$6,108,746
All other operating segments	631,094		636,346		596,161

Total net revenues	$7,455,243		$7,249,447		$6,704,907

Operating earnings (loss):
Clinical testing business	$1,491,131	(b)	$1,318,904	(a)	$1,191,139	(c)
All other operating segments	59,862		56,677	(d)	45,285	(e)
General corporate expenses	(191,882)		(153,205)		(145,088)

Total operating income	1,359,111		1,222,376		1,091,336
Non-operating expenses, net	(131,179)	(f)	(171,719)	(g)	(152,424)	(h)

Income from continuing operations before income taxes	1,227,932		1,050,657		938,912
Income tax expense	460,474	(i)	386,768	(j)	358,574

Income from continuing operations	767,458		663,889		580,338
Loss from discontinued operations, net of taxes	(1,236)		(50,694)	(k)	(213,889)	(k)

Net income	766,222		613,195		366,449
Less: Net income attributable to noncontrolling interests	37,111		31,705		26,510

Net income attributable to Quest Diagnostics	$729,111		$581,490		$339,939

(a)

Management estimates the impact of hurricanes in the third quarter of 2008 adversely impacted net revenues and operating income for the year ended December 31, 2008 by approximately $10 million and $8 million, respectively, compared to prior year. In addition, operating income for 2008 includes $14.0 million of charges, primarily associated with workforce reductions.

(b)	Includes a $15.5 million gain associated with an insurance settlement for storm-related losses.

(c)	Includes $9.9 million of charges associated with workforce reductions in response to reduced volume levels.

(d)	Includes $2.2 million of charges, primarily associated with workforce reductions.

(e)

Includes $0.8 million of charges associated with workforce reductions in response to reduced volume levels, and a $4 million charge related to the expensing of in-process research and development associated with the acquisition of HemoCue.

(f)

Includes $20.4 million in charges related to the early extinguishment of debt, primarily related to the June 2009 Debt Tender Offer and the November 2009 Debt Tender Offer (see Note 10), and a charge of $7.0 million related to the write-off of an investment (see Note 2 and Note 3).

(g)	Includes a charge of $8.9 million associated with the write-down of an equity investment.

(h)	Includes a charge of $4.0 million associated with the write-down of an equity investment.

(i)	Includes $7.0 million associated with certain discrete tax benefits.

(j)	Includes a benefit of $16.5 million primarily associated with favorable resolutions of certain tax contingencies.

(k)	Results for the years ended December 31, 2008 and 2007 reflect pre-tax charges of $75 million and $241 million, respectively, related to the government investigation of NID (see Note 16).

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

	2009	2008	2007

Depreciation and amortization:
Clinical testing business	$200,905	$208,115	$189,939
All other operating segments	17,337	18,414	19,301
General corporate	38,445	38,064	28,639

Total depreciation and amortization	$256,687	$264,593	$237,879

Capital expenditures:
Clinical testing business	$136,248	$178,505	$193,785
All other operating segments	23,592	22,891	17,760
General corporate	7,088	11,285	7,556

Total capital expenditures	$166,928	$212,681	$219,101

18.	SUBSEQUENT EVENTS

          In January 2010, our Board of Directors authorized $750 million of additional share repurchases. The share repurchase authorization has no set expiration or termination date.

          Also, in January 2010, the Company executed an accelerated share repurchase transaction with a bank to acquire approximately 4.5 million shares of the Company’s outstanding common stock, at an initial purchase price of $56.05 per share, for $250 million. The purchase price for these shares is subject to an adjustment based on the volume weighted average price of the Company’s common stock during a period following the execution of the agreement.

19.	SUMMARIZED FINANCIAL INFORMATION

          The Company’s Senior Notes due 2010, Senior Notes due 2011, Senior Notes due 2015, Senior Notes due 2017, Senior Notes due 2020, Senior Notes due 2037 and Senior Notes due 2040 are fully and unconditionally guaranteed, jointly and severally, by the Subsidiary Guarantors. With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign and less than wholly-owned subsidiaries.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Balance Sheet
December 31, 2009

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$464,958	$17,457	$51,841	$—	$534,256
Accounts receivable, net	3,461	156,102	667,780	—	827,343
Other current assets	64,354	169,233	99,109	(14,870)	317,826

Total current assets	532,773	342,792	818,730	(14,870)	1,679,425
Property, plant and equipment, net	181,790	607,951	36,205	—	825,946
Goodwill and intangible assets, net	153,145	5,308,433	446,031	—	5,907,609
Intercompany receivable (payable)	471,421	(137,227)	(334,194)	—	—
Investment in subsidiaries	5,790,333	—	—	(5,790,333)	—
Other assets	194,990	11,428	49,970	(105,725)	150,663

Total assets	$7,324,452	$6,133,377	$1,016,742	$(5,910,928)	$8,563,643

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$641,964	$239,417	$22,194	$(14,870)	$888,705

Current portion of long-term debt	165,661	2,436	2,410	—	170,507

Total current liabilities	807,625	241,853	24,604	(14,870)	1,059,212
Long-term debt	2,430,806	146,556	359,430	—	2,936,792
Other liabilities	96,382	513,987	51,531	(105,725)	556,175
Stockholders’ equity
Quest Diagnostics stockholders’ equity	3,989,639	5,230,981	559,352	(5,790,333)	3,989,639
Noncontrolling interests	—	—	21,825	—	21,825

Total stockholders’ equity	3,989,639	5,230,981	581,177	(5,790,333)	4,011,464

Total liabilities and stockholders’ equity	$7,324,452	$6,133,377	$1,016,742	$(5,910,928)	$8,563,643

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
Stockholders’ equity
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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2009

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$877,940	$6,140,346	$767,481	$(330,524)	$7,455,243

Operating costs and expenses:
Cost of services	518,958	3,550,414	252,103	—	4,321,475
Selling, general and administrative	171,724	1,232,366	373,542	(30,014)	1,747,618
Amortization of intangible assets	72	30,218	6,772	—	37,062
Royalty (income) expense	(405,393)	405,393	—	—	—
Other operating (income) expense, net	(13,017)	(521)	3,515	—	(10,023)

Total operating costs and expenses	272,344	5,217,870	635,932	(30,014)	6,096,132

Operating income	605,596	922,476	131,549	(300,510)	1,359,111
Non-operating (expense) income, net	(172,522)	(274,924)	15,757	300,510	(131,179)

Income from continuing operations before taxes	433,074	647,552	147,306	—	1,227,932
Income tax expense	163,846	252,220	44,408	—	460,474

Income from continuing operations	269,228	395,332	102,898	—	767,458
Loss from discontinued operations, net of taxes	—	(1,236)	—	—	(1,236)
Equity earnings from subsidiaries	459,883	—	—	(459,883)	—

Net income	729,111	394,096	102,898	(459,883)	766,222
Less: Net income attributable to noncontrolling interests	—	—	37,111	—	37,111

Net income attributable to Quest Diagnostics	$729,111	$394,096	$65,787	$(459,883)	$729,111

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2008

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$829,484	$5,999,552	$653,183	$(232,772)	$7,249,447

Operating costs and expenses:
Cost of services	486,922	3,527,559	241,675	—	4,256,156
Selling, general and administrative	191,583	1,234,815	334,772	(24,236)	1,736,934
Amortization of intangible assets	268	30,857	6,168	—	37,293
Royalty (income) expense	(424,404)	424,404	—	—	—
Other operating expense (income), net	404	(511)	(3,205)	—	(3,312)

Total operating costs and expenses	254,773	5,217,124	579,410	(24,236)	6,027,071

Operating income	574,711	782,428	73,773	(208,536)	1,222,376
Non-operating (expense) income, net	(188,720)	(198,595)	7,060	208,536	(171,719)

Income from continuing operations before taxes	385,991	583,833	80,833	—	1,050,657
Income tax expense	130,746	237,119	18,903	—	386,768

Income from continuing operations	255,245	346,714	61,930	—	663,889
(Loss) income from discontinued operations, net of taxes	—	(55,511)	4,817	—	(50,694)
Equity earnings from subsidiaries	326,245	—	—	(326,245)	—

Net income	581,490	291,203	66,747	(326,245)	613,195
Less: Net income attributable to noncontrolling interests	—	—	31,705	—	31,705

Net income attributable to Quest Diagnostics	$581,490	$291,203	$35,042	$(326,245)	$581,490

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2007

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$821,908	$5,488,797	$715,478	$(321,276)	$6,704,907

Operating costs and expenses:
Cost of services	458,544	3,265,817	245,487	—	3,969,848
Selling, general and administrative	162,857	1,153,522	319,934	(23,455)	1,612,858
Amortization of intangible assets	222	21,013	6,669	—	27,904
Royalty (income) expense	(393,975)	393,975	—	—	—
Other operating expense (income), net	51	(2,578)	5,488	—	2,961

Total operating costs and expenses	227,699	4,831,749	577,578	(23,455)	5,613,571

Operating income	594,209	657,048	137,900	(297,821)	1,091,336
Non-operating (expense) income, net	(178,849)	(282,187)	10,791	297,821	(152,424)

Income from continuing operations before taxes	415,360	374,861	148,691	—	938,912
Income tax expense	157,270	150,994	50,310	—	358,574

Income from continuing operations	258,090	223,867	98,381	—	580,338
(Loss) income from discontinued operations, net of taxes	—	(213,917)	28	—	(213,889)
Equity earnings from subsidiaries	81,849	—	—	(81,849)	—

Net income	339,939	9,950	98,409	(81,849)	366,449
Less: Net income attributable to noncontrolling interests	—	—	26,510	—	26,510

Net income attributable to Quest Diagnostics	$339,939	$9,950	$71,899	$(81,849)	$339,939

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2009

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$729,111	$394,096	$102,898	$(459,883)	$766,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,627	185,743	16,317	—	256,687
Provision for doubtful accounts	5,986	68,089	246,899	—	320,974
Provision for special charges	—	—	—	—	—
Other, net	(381,358)	96,546	7,267	459,883	182,338
Changes in operating assets and liabilities	228,809	(559,602)	(198,010)	—	(528,803)

Net cash provided by operating activities	637,175	184,872	175,371	—	997,418
Net cash (used in) provided by investing activities	(15,549)	(160,259)	14,372	(34,468)	(195,904)
Net cash used in financing activities	(375,233)	(13,871)	(166,568)	34,468	(521,204)

Net change in cash and cash equivalents	246,393	10,742	23,175	—	280,310
Cash and cash equivalents, beginning of year	218,565	6,715	28,666	—	253,946

Cash and cash equivalents, end of year	$464,958	$17,457	$51,841	$—	$534,256

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2008

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$581,490	$291,203	$66,747	$(326,245)	$613,195
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	53,116	193,975	17,502	—	264,593
Provision for doubtful accounts	11,261	106,804	208,163	—	326,228
Provision for special charges	—	72,650	—	—	72,650
Other, net	(279,394)	56,698	(21,067)	326,245	82,482
Changes in operating assets and liabilities	462,768	(470,560)	(288,307)	—	(296,099)

Net cash provided by (used in) operating activities	829,241	250,770	(16,962)	—	1,063,049
Net cash (used in) provided by investing activities	(144,149)	(149,004)	14,137	80,133	(198,883)
Net cash used in financing activities	(578,137)	(109,898)	(9,646)	(80,133)	(777,814)

Net change in cash and cash equivalents	106,955	(8,132)	(12,471)	—	86,352
Cash and cash equivalents, beginning of year	111,610	14,847	41,137	—	167,594

Cash and cash equivalents, end of year	$218,565	$6,715	$28,666	$—	$253,946

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2007

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$339,939	$9,950	$98,409	$(81,849)	$366,449
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	50,726	170,344	16,809	—	237,879
Provision for doubtful accounts	11,219	83,240	205,767	—	300,226
Provision for special charges	—	238,781	—	—	238,781
Other, net	(64,298)	37,970	(5,914)	81,849	49,607
Changes in operating assets and liabilities	634,379	(200,171)	(700,226)	—	(266,018)

Net cash provided by (used in) operating activities	971,965	340,114	(385,155)	—	926,924
Net cash used in investing activities	(2,200,512)	(1,334,217)	(316,554)	2,092,090	(1,759,193)
Net cash provided by financing activities	1,205,559	1,001,289	735,465	(2,092,090)	850,223

Net change in cash and cash equivalents	(22,988)	7,186	33,756	—	17,954
Cash and cash equivalents, beginning of year	134,598	7,661	7,381	—	149,640

Cash and cash equivalents, end of year	$111,610	$14,847	$41,137	$—	$167,594

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
(in thousands, except per share data)
Quarterly Operating Results (unaudited)

2009 (a)	First Quarter	Second Quarter		Third Quarter		Fourth Quarter		Total Year

Net revenues	$1,808,006	$1,901,818		$1,897,146		$1,848,273		$7,455,243
Gross profit	754,517	801,606		799,611		778,034		3,133,768

Income from continuing operations	177,327	198,281	(b) (c) (d)	201,092	(e)	190,758	(f) (g)	767,458
(Loss) income from discontinued operations, net of taxes	(1,671)	88		543		(196)		(1,236)

Net income	175,656	198,369		201,635		190,562		766,222
Less: Net income attributable to noncontrolling interests	8,554	10,169		9,416		8,972		37,111

Net income attributable to Quest Diagnostics	$167,102	$188,200		$192,219		$181,590		$729,111

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$168,773	$188,112		$191,676		$181,786		$730,347
(Loss) income from discontinued operations, net of taxes	(1,671)	88		543		(196)		(1,236)

Net income	$167,102	$188,200		$192,219		$181,590		$729,111

Earnings per share attributable to Quest Diagnostics’ stockholders – basic:
Income from continuing operations	$0.89	$1.01		$1.03		$0.98		$3.92
Loss from discontinued operations	(0.01)	—		—		—		(0.01)

Net income	$0.88	$1.01		$1.03		$0.98		$3.91

Earnings per share attributable to Quest Diagnostics’ stockholders – diluted:
Income from continuing operations	$0.89	$1.00		$1.02		$0.97		$3.88
Loss from discontinued operations	(0.01)	—		—		—		(0.01)

Net income	$0.88	$1.00		$1.02		$0.97		$3.87

2008 (a)	First Quarter	Second Quarter	Third Quarter		Fourth Quarter		Total Year

Net revenues	$1,784,637	$1,837,901	$1,826,603	(h)	$1,800,306		$7,249,447
Gross profit	726,010	754,420	753,480	(h)	759,381		2,993,291

Income from continuing operations	147,748	170,044 (i)	168,280	(h) (i) (j)	177,817	(i) (k)	663,889
(Loss) income from discontinued operations, net of taxes	(1,087)	(890)	(48,934)	(l)	217		(50,694)

Net income	146,661	169,154	119,346		178,034		613,195
Less: Net income attributable to noncontrolling interests	7,054	7,826	8,604		8,221		31,705

Net income attributable to Quest Diagnostics	$139,607	$161,328	$110,742		$169,813		$581,490

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	140,694	162,218	159,676		169,596		632,184
(Loss) income from discontinued operations, net of taxes	(1,087)	(890)	(48,934)		217		(50,694)

Net income	$139,607	$161,328	$110,742		$169,813		$581,490

Earnings per share attributable to Quest Diagnostics’ stockholders – basic:
Income from continuing operations	$0.72	$0.83	$0.82		$0.87		$3.25
Loss from discontinued operations	—	—	(0.25)		—		(0.26)

Net income	$0.72	$0.83	$0.57		$0.87		$2.99

Earnings per share attributable to Quest Diagnostics’ stockholders – diluted:
Income from continuing operations	$0.72	$0.83	$0.81		$0.87		$3.22
Loss from discontinued operations	(0.01)	(0.01)	(0.25)		—		(0.26)

Net income	$0.71	$0.82	$0.56		$0.87		$2.96

(a)

During the third quarter of 2006, the Company completed its wind down of NID and classified the operations of NID as discontinued operations. Results of operations have been prepared to report the results of NID as discontinued operations for all periods presented (see Note 16).

(b)	In the second quarter of 2009, the Company recorded a $15.5 million gain associated with an insurance settlement for storm-related losses.

(c)	In the second quarter of 2009, the Company recorded $6.3 million in charges related to the early extinguishment of debt, primarily related to the June 2009 Debt Tender Offer (see Note 10).

(d)	In the second quarter of 2009, the Company recorded a $7.0 million charge related to the write-off of an investment (see Note 2 and Note 3).

(e)

In the third quarter of 2009, the Company recorded $1.3 million in charges related to the early extinguishment of debt, primarily related to the repayment of the remaining principal outstanding under the Debentures due 2034 (see Note 10).

(f)	In the fourth quarter of 2009, the Company recorded $12.8 million in charges related to the early extinguishment of debt, primarily related to the November 2009 Debt Tender Offer (see Note 10).

(g)	Includes $7.0 million associated with certain discrete tax benefits.

(h)

Management estimates the impact of hurricanes in the third quarter of 2008 adversely impacted net revenues and operating income for the year ended December 31, 2008 by approximately $10 million and $8 million, respectively.

(i)

In the second, third and fourth quarters of 2008, the Company recorded a tax benefit of $2.8 million, $3.4 million and $10.3 million, respectively, primarily associated with favorable resolutions of certain tax contingencies.

(j)	In the third quarter of 2008, the Company recorded an $8.9 million charge associated with the write-down of an equity investment.

(k)	In the fourth quarter of 2008, the Company recorded $16.2 million of charges, primarily associated with workforce reductions.

(l)	In the third quarter of 2008, the Company recorded a charge of $73 million associated with the government’s investigation in connection with NID (see Note 16).

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
(in thousands)

	Balance at 1-1-09	Provision for Doubtful Accounts	Net Deductions and Other		Balance at 12-31-09

Year ended December 31, 2009
Doubtful accounts and allowances	$261,334	$320,974	$344,102	(a)	$238,206

	Balance at 1-1-08	Provision for Doubtful Accounts	Net Deductions and Other		Balance at 12-31-08

Year ended December 31, 2008
Doubtful accounts and allowances	$250,067	$326,228	$314,961	(a)	$261,334

	Balance at 1-1-07	Provision for Doubtful Accounts	Net Deductions and Other		Balance at 12-31-07

Year ended December 31, 2007
Doubtful accounts and allowances	$205,086	$300,226	$255,245	(a)	$250,067

(a)	Primarily represents the write-off of accounts receivable, net of recoveries.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBITS TO FORM 10-K
For the fiscal year ended December 31, 2009
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

4.1

Form of 7.5% Senior Note due 2011, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.2

Form of 5.125% Exchange Senior Note due 2010, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 1, 2005) and incorporated herein by reference)

4.3

Form of 5.45% Exchange Senior Note due 2015, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 1, 2005) and incorporated herein by reference)

4.4

Form of 6.40% Senior Note due 2017, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference)

4.5

Form of 6.95% Senior Note due 2037, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference)

4.6

Form 4.750% Senior Note due 2020, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference)

4.7

Form 5.750% Senior Note due 2040, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference)

4.8

Indenture dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and the Trustee (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.9

First Supplemental Indenture, dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.10

Second Supplemental Indenture, dated as of November 26, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 26, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.11

Third Supplemental Indenture, dated as of April 4, 2002, among the Company, the Additional Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: April 1, 2002) and incorporated herein by reference) (Commission File Number 001-12215)

4.12

Fourth Supplemental Indenture dated as of March 19, 2003, among Unilab Corporation (f/k/a Quest Diagnostics Newco Incorporated), the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference)

4.13

Fifth Supplemental Indenture dated as of April 16, 2004, among Unilab Acquisition Corporation (d/b/a FNA Clinics of America), the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference)

4.14

Sixth Supplemental Indenture dated as of October 31, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: October 31, 2005) and incorporated herein by reference)

4.15

Seventh Supplemental Indenture dated as of November 21, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 21, 2005) and incorporated herein by reference)

4.16

Eighth Supplemental Indenture dated as of July 31, 2006, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: July 31, 2006) and incorporated herein by reference)

4.17

Ninth Supplemental Indenture dated as of September 30, 2006, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: September 30, 2006) and incorporated herein by reference)

4.18

Tenth Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference)

Exhibit Number		Description

4.19

Eleventh Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference)

4.20

Twelfth Supplemental Indenture dated as of June 25, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference)

4.21

Thirteenth Supplemental Indenture dated as of November 17, 2009, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference)

10.1

Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference)

10.2

Amendment No. 1 dated as of December 12, 2008 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference)

10.3	*

Amendment No. 2 dated as of December 11, 2009 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo-Mitsubishi, UFJ, Ltd., New York Branch as Administrative Agent.

10.4

Third Amended and Restated Receivables Sale Agreement dated as of December 12, 2008, among the Company, its subsidiaries who are or become a seller thereunder, as the Sellers, and Quest Diagnostics Receivables Inc., as the Buyer (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference)

10.5

Credit Agreement dated as of May 31, 2007, among the Company, certain subsidiary guarantors of the Company, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, Barclays Bank Plc, JPMorgan Chase Bank, N.A., Merrill Lynch Bank, USA and Wachovia Bank, National Association, as co-Documentation Agents, and Morgan Stanley Senior Funding, Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Runners (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 31, 2007) and incorporated herein by reference)

10.6

Stock and Asset Purchase Agreement dated as of February 9, 1999, among SmithKline Beecham plc, SmithKline Beecham Corporation and the Company (the “Stock and Asset Purchase Agreement”) (filed as Appendix A of the Company’s Definitive Proxy Statement dated May 11, 1999 and incorporated herein by reference) (Commission File Number 001-12215)

10.7

Amendment No. 1 dated August 6, 1999, to the Stock and Asset Purchase Agreement (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference) (Commission File Number 001-12215)

10.8

Stockholders Agreement dated as of August 16, 1999, between SmithKline Beecham plc and the Company (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference) (Commission File Number 001-12215)

10.9		Amended and Restated Employee Stock Purchase Plan (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference)

10.10	‡

1996 Employee Equity Participation Program, as amended (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference) (Commission File Number 001-12215)

10.11	‡	Equity Award Agreement dated as of March 4, 2008 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference)

10.12	‡

Equity Award Agreement (CEO) dated as of March 4, 2008 between the Company and Surya N. Mohapatra (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference)

10.13	‡

Amended and Restated Quest Diagnostics Incorporated Employee Long-Term Incentive Plan as amended April 15, 2009 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference)

10.14	‡	Form of Non-Qualified Stock Option Agreement (filed as an Exhibit to the Company’s current report on Form 8-K (Date of report: February 15, 2006) and incorporated herein by reference)

10.15	‡	Form of Non-Qualified Stock Option Agreement dated as of February 12, 2007 (filed as an Exhibit to the Company’s 2006 annual report on Form 10-K and incorporated herein by reference)

10.16	‡

Non-Qualified Stock Option Agreement, dated as of February 12, 2007, between the Company and Surya N. Mohapatra (filed as an Exhibit to the Company’s 2007 annual report on Form 10-K and incorporated herein by reference)

10.17	‡	Form of Performance Share Agreement (2007-2009 Performance Period) (filed as an Exhibit to the Company’s 2006 annual report on Form 10-K and incorporated herein by reference)

10.18	‡	Form of Performance Share Agreement (filed as an Exhibit to the Company’s current report on Form 8-K (Date of report: February 15, 2006) and incorporated herein by reference)

10.19	‡

Performance Share Award Agreement, dated as of February 12, 2007, between the Company and Surya N. Mohapatra (filed as an Exhibit to the Company’s 2007 annual report on Form 10-K and incorporated herein by reference)

Exhibit Number		Description

10.20	‡

Amended and Restated Quest Diagnostics Incorporated Long-Term Incentive Plan for Non-Employee Directors as amended April 15, 2009 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference)

10.21	‡	Amended and Restated Deferred Compensation Plan For Directors as amended October 31, 2008 (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference)

10.22	‡

Amended and Restated Employment Agreement between the Company and Surya N. Mohapatra dated as of November 7, 2008 (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference)

10.23	‡	Supplemental Deferred Compensation Plan (Post 2004) amended December 30, 2008 (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference)

10.24	‡	Supplemental Deferred Compensation Plan (Pre-2005) amended December 30, 2008 (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference)

10.25	‡

Quest Diagnostics Incorporated Supplemental Executive Retirement Plan, as amended effective November 7, 2008 (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference)

10.26	‡	Senior Management Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement dated March 28, 2003) and incorporated herein by reference) (Commission File Number 001-12215)

10.27	‡

Amended and Restated Quest Diagnostics Incorporated Executive Officer Severance Plan as amended October 31, 2008 (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference)

10.28	‡

AmeriPath Group Holdings, Inc. 2006 Stock Option and Restricted Stock Purchase Plan (filed as an Exhibit to the Company’s registration statement on Form S-8 and incorporated herein by reference) (Commission File Number 333-143889)

10.29	‡

Profit Sharing Plan of Quest Diagnostics Incorporated, Amended and Restated as of January 1, 2007 (filed as an Exhibit to the Company’s 2007 annual report on Form 10-K and incorporated herein by reference)

10.30	‡

The 401(k) Savings Plan of Quest Diagnostics Incorporated, effective January 1, 2009 (filed as an Exhibit to the Registration Statement on Form S-8 filed by the Company on February 20, 2009 and incorporated herein by reference)

10.31	*‡	Amendment No. 1 to the 401(k) Savings Plan of Quest Diagnostics Incorporated, as of December 22, 2009

10.32	‡

Amendment to the Profit Sharing Plan of Quest Diagnostics Incorporated dated as of December 23, 2008 (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference)

10.33	*‡	Amendment No. 2 to the Profit Sharing Plan of Quest Diagnostics Incorporated as of December 22, 2009

10.34	‡

Amendment dated as of August 17, 2007 to the AmeriPath Group Holdings, Inc. 2006 Stock Option Plan and Restricted Stock Purchase Plan (filed as an Exhibit to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

10.35

Amendment dated as of June 26, 2009 to Stockholders Agreement between SmithKline Beechman plc and the Company (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference)

10.36

Confirmation between Quest Diagnostics Incorporated and Barclays Bank plc acting through its agent Barclays Capital, Inc. dated January 28, 2010 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: January 28, 2010) and incorporated herein by reference)

11.1

Statement re: Computation of Earnings Per Common Share (the calculation of per share earnings is in Part II, Item 8, Note 2 to the consolidated financial statements (Summary of Significant Accounting Policies) and is omitted in accordance with Item 601(b)(11) of Regulation S-K)

21.1	*	Subsidiaries of Quest Diagnostics Incorporated

23.1	*	Consent of PricewaterhouseCoopers LLP

24.1	*	Power of Attorney (included on signature page)

31.1	*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	**	Section 1350 Certification of Chief Executive Officer

32.2	**	Section 1350 Certification of Chief Financial Officer

101.INS*		dgx-20091231.xml

101.SCH*		dgx-20091231.xsd

101.CAL*		dgx-20091231_cal.xml

101.DEF*		dgx-20091231_def.xml

101.LAB*		dgx-20091231_lab.xml

101.PRE*		dgx-20091231_pre.xml

101.REF*		dgx-20091231_ref.xml

*	Filed herewith.

**	Furnished herewith.

‡ Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.