Form 10-Q
period 2010-03-31
QUEST DIAGNOSTICS INC
filed 2010-04-26
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010 Commission file number 001-12215

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

As of April 21, 2010, there were 179,928,849 outstanding shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,

	2010	2009

Net revenues	$1,805,503	$1,808,006

Operating costs and expenses:
Cost of services	1,066,373	1,053,489
Selling, general and administrative	430,733	424,301
Amortization of intangible assets	9,359	9,005
Other operating expense, net	476	148

Total operating costs and expenses	1,506,941	1,486,943

Operating income	298,562	321,063

Other income (expense):
Interest expense, net	(35,955)	(39,408)
Equity earnings in unconsolidated joint ventures	7,964	8,570
Other income (expense), net	6,012	(2,709)

Total non-operating expenses, net	(21,979)	(33,547)

Income from continuing operations before taxes	276,583	287,516
Income tax expense	105,378	110,189

Income from continuing operations	171,205	177,327
Loss from discontinued operations, net of taxes	(52)	(1,671)

Net income	171,153	175,656
Less: Net income attributable to noncontrolling interests	8,705	8,554

Net income attributable to Quest Diagnostics	$162,448	$167,102

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$162,500	$168,773
Loss from discontinued operations, net of taxes	(52)	(1,671)

Net income	$162,448	$167,102

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$0.90	$0.89
Loss from discontinued operations	—	(0.01)

Net income	$0.90	$0.88

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$0.89	$0.89
Loss from discontinued operations	—	(0.01)

Net income	$0.89	$0.88

Weighted average common shares outstanding:
Basic	180,219	189,370
Diluted	182,383	190,698

Dividends per common share	$0.10	$0.10

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2010 AND DECEMBER 31, 2009
(in thousands, except per share data)

	March 31, 2010	December 31, 2009

	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$463,239	$534,256
Accounts receivable, net of allowance for doubtful accounts of $239,875 and $238,206 at March 31, 2010 and December 31, 2009, respectively	865,160	827,343
Inventories	79,462	91,386
Deferred income taxes	130,958	131,800
Prepaid expenses and other current assets	106,429	94,640

Total current assets	1,645,248	1,679,425
Property, plant and equipment, net	811,875	825,946
Goodwill, net	5,082,253	5,083,944
Intangible assets, net	817,454	823,665
Other assets	159,379	150,663

Total assets	$8,516,209	$8,563,643

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$906,094	$888,705
Current portion of long-term debt	170,404	170,507

Total current liabilities	1,076,498	1,059,212
Long-term debt	2,944,789	2,936,792
Other liabilities	565,707	556,175
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both March 31, 2010 and December 31, 2009; 214,169 shares and 214,110 shares issued at March 31, 2010 and December 31, 2009, respectively	2,142	2,141
Additional paid-in capital	2,276,306	2,302,368
Retained earnings	3,361,029	3,216,639
Accumulated other comprehensive loss	(22,634)	(20,961)
Treasury stock, at cost; 34,303 shares and 30,817 shares at March 31, 2010 and December 31, 2009, respectively	(1,712,669)	(1,510,548)

Total Quest Diagnostics stockholders’ equity	3,904,174	3,989,639
Noncontrolling interests	25,041	21,825

Total stockholders’ equity	3,929,215	4,011,464

Total liabilities and stockholders’ equity	$8,516,209	$8,563,643

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(unaudited)
(in thousands)

	Three Months Ended March 31,

	2010	2009

Cash flows from operating activities:
Net income	$171,153	$175,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	63,333	64,860
Provision for doubtful accounts	76,279	81,428
Deferred income tax provision	3,563	13,061
Stock-based compensation expense	11,127	14,091
Benefits from stock-based compensation arrangements	473	(1,062)
Other, net	8,708	(2,404)
Changes in operating assets and liabilities:
Accounts receivable	(115,287)	(136,106)
Accounts payable and accrued expenses	(81,935)	(6,866)
Income taxes payable	98,413	63,900
Other assets and liabilities, net	3,388	6,205

Net cash provided by operating activities	239,215	272,763

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(1,429)
Capital expenditures	(39,763)	(39,610)
Increase in investments and other assets	(2,831)	(326)

Net cash used in investing activities	(42,594)	(41,365)

Cash flows from financing activities:
Proceeds from borrowings	—	50,000
Repayments of debt	(699)	(50,597)
Purchases of treasury stock	(250,712)	(250,000)
Exercise of stock options	19,739	10,016
Benefits from stock-based compensation arrangements	(473)	1,062
Dividends paid	(18,372)	(19,041)
Distributions to noncontrolling interests	(5,489)	(5,007)
Other financing activities	(11,632)	(17,556)

Net cash used in financing activities	(267,638)	(281,123)

Net change in cash and cash equivalents	(71,017)	(49,725)

Cash and cash equivalents, beginning of period	534,256	253,946

Cash and cash equivalents, end of period	$463,239	$204,221

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

          Basis of Presentation

          The interim consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of financial condition, results of operations, and cash flows for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2009 Annual Report on Form 10-K.

          The year-end balance sheet data was derived from the audited financial statements as of December 31, 2009, but does not include all the disclosures required by accounting principles generally accepted in the United States (“GAAP”).

          Certain reclassifications have been made to prior year amounts in the statement of cash flows to conform to the current year presentation.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Earnings Per Share

          The Company’s unvested restricted common stock and unvested restricted stock units that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in the earnings allocation in computing earnings per share using the two-class method. Basic earnings per common share is calculated by dividing net income, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the dilutive effect of outstanding stock options and performance share units granted under the Company’s Amended and Restated Employee Long-Term Incentive Plan and its Amended and Restated Non-Employee Director Long-Term Incentive Plan.

          The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	Three Months Ended March 31,

	2010	2009

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$162,500	$168,773
Loss from discontinued operations, net of taxes	(52)	(1,671)

Net income available to Quest Diagnostics’ common stockholders	$162,448	$167,102

Income from continuing operations	$162,500	$168,773
Less: Earnings allocated to participating securities	660	326

Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$161,840	$168,447

Weighted average common shares outstanding – basic	180,219	189,370
Effect of dilutive securities:
Stock options and performance share units	2,164	1,328

Weighted average common shares outstanding – diluted	182,383	190,698

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$0.90	$0.89
Loss from discontinued operations	—	(0.01)

Net income	$0.90	$0.88

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$0.89	$0.89
Loss from discontinued operations	—	(0.01)

Net income	$0.89	$0.88

          Stock options and performance share units of 2.7 million shares and 5.1 million shares for the three months ended March 31, 2010 and March 31, 2009, respectively, were not included due to their antidilutive effect.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

           New Accounting Standards

          In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the consolidation of variable interest entities (“VIE”). This standard provides a new approach for determining which entity should consolidate a VIE, how and when to reconsider the consolidation or deconsolidation of a VIE and requires disclosures about an entity’s significant judgments and assumptions used in its decision to consolidate or not consolidate a VIE. Under this standard, the new consolidation model is a more qualitative assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIE’ s economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The adoption of this standard on January 1, 2010 was not material to the Company’s consolidated financial statements.

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

          In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard is effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on the Company’s consolidated financial statements. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect that the adoption of these new disclosure requirements will have a material impact on its consolidated financial statements.

          In February 2010, the FASB issued an amendment to the accounting standards related to the accounting for, and disclosure of, subsequent events in an entity’s consolidated financial statements. This standard amends the authoritative guidance for subsequent events that was previously issued and among other things exempts Securities and Exchange Commission registrants from the requirement to disclose the date through which it has evaluated subsequent events for either original or restated financial statements. This standard does not apply to subsequent

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

events or transactions that are within the scope of other applicable GAAP that provides different guidance on the accounting treatment for subsequent events or transactions. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

          Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

          The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis.

		Basis of Fair Value Measurements

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs

March 31, 2010		Level 1	Level 2	Level 3

Assets:
Trading securities	$35,016	$35,016	$—	$—
Cash surrender value of life insurance policies	18,476	—	18,476	—
Stock warrants	4,003	—	—	4,003
Foreign currency forward contracts	2,153	—	2,153	—

Total	$59,648	$35,016	$20,629	$4,003

Liabilities:
Deferred compensation liabilities	$56,358	$—	$56,358	$—
Interest rate swaps	5,994	—	5,994	—
Foreign currency forward contracts	639	—	639	—

Total	$62,991	$—	$62,991	$—

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

		Basis of Fair Value Measurements

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs

December 31, 2009		Level 1	Level 2	Level 3

Assets:
Trading securities	$33,871	$33,871	$—	$—
Cash surrender value of life insurance policies	15,873	—	15,873	—
Foreign currency forward contracts	2,357	—	2,357	—

Total	$52,101	$33,871	$18,230	$—

Liabilities:
Interest rate swaps	$14,398	$—	$14,398	$—
Foreign currency forward contracts	311	—	311	—
Deferred compensation liabilities	53,919	—	53,919	—

Total	$68,628	$—	$68,628	$—

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

          The stock warrants are a derivative financial instrument that gives the Company the right to purchase unregistered common shares of a publicly-held company. The fair value measurements of the warrants are derived from an option pricing model that includes certain unobservable inputs and assumptions by the Company’s management for an asset with limited market activity and are therefore classified within Level 3. The tabular

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

reconciliation of beginning and ending balances and activities of this Level 3 asset have been omitted due to its immateriality.

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At March 31, 2010 and December 31, 2009, the fair value of the Company’s debt was estimated at $3.3 billion, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2010 and December 31, 2009, the estimated fair value exceeded the carrying value of the debt by $144 million and $151 million, respectively.

3.       GOODWILL AND INTANGIBLE ASSETS

          The changes in goodwill, net for the three months ended March 31, 2010 and for the year ended December 31, 2009 are as follows:

	March 31, 2010	December 31, 2009

Balance at beginning of period	$5,083,944	$5,054,926
Goodwill acquired during the year	—	25,973
Other purchase accounting adjustments	246	(21,195)
(Decrease) increase related to foreign currency translation	(1,937)	24,240

Balance at end of period	$5,082,253	$5,083,944

          Approximately 90% of the Company’s goodwill as of March 31, 2010 and December 31, 2009 was associated with its clinical testing business.

          For the year ended December 31, 2009, goodwill acquired during the year was associated with several immaterial acquisitions. For the three months ended March 31, 2010, other purchase accounting adjustments were primarily related to a milestone payment on an acquisition from 2008. For the year ended December 31, 2009, other purchase accounting adjustments were primarily related to a payment received from an escrow fund established at the time of an acquisition in 2007.

          Intangible assets at March 31, 2010 and December 31, 2009 consisted of the following:

	Weighted Average Amortization Period	March 31, 2010			December 31, 2009

		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Amortizing intangible assets:
Customer-related intangibles	19 years	$600,214	$(137,632)	$462,582	$600,460	$(129,994)	$470,466
Non-compete agreements	5 years	54,869	(50,713)	4,156	54,854	(50,252)	4,602
Other	10 years	72,604	(20,038)	52,566	68,896	(18,867)	50,029

Total	18 years	727,687	(208,383)	519,304	724,210	(199,113)	525,097

Intangible assets not subject to amortization:
Tradenames		298,150	—	298,150	298,568	—	298,568

Total intangible assets		$1,025,837	$(208,383)	$817,454	$1,022,778	$(199,113)	$823,665

          Amortization expense related to intangible assets was $9.4 million and $9.0 million for the three months ended March 31, 2010 and 2009, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2010 is as follows:

Fiscal Year Ending December 31,

Remainder of 2010	$33,161
2011	40,301
2012	38,354
2013	36,778
2014	36,083
2015	33,832
Thereafter	300,795

Total	$519,304

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

          A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below (in thousands):

	March 31, 2010		December 31, 2009

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives Designated as Hedging Instruments
Liability Derivatives:
Interest rate swaps	Other liabilities	$5,994	Other liabilities	$14,398

Total		5,994		14,398

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
	Other current		Other current
Foreign currency forward contracts	assets	2,153	assets	2,357
Stock warrants	Other assets	4,003		—

Total		6,156		2,357

Liability Derivatives:
	Other current		Other current
Foreign currency forward contracts	liabilities	639	liabilities	311

Total		639		311

Total Net Derivatives Liability		$477		$12,352

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

          In November 2009, the Company entered into various fixed-to-variable interest rate swap agreements (the “Fixed-to-Variable Interest Rate Swap Agreements”) which have a notional amount totaling $350 million and a variable interest rate based on one-month LIBOR plus 1.33%. These derivative financial instruments are accounted for as fair value hedges of a portion of our Senior Notes due 2020 and effectively convert that portion of the debt into variable interest rate debt. Accordingly, the Company recognizes the changes in the fair value of both the Fixed-to-Variable Interest Rate Swap Agreements and the underlying debt obligation in “other income (expense), net” as equal and offsetting gains and losses. The fair value of the Fixed-to-Variable Interest Rate Swap Agreements was a liability of $6.0 million and $14.4 million, respectively, at March 31, 2010 and December 31, 2009. Since inception, the fair value hedges were effective; therefore, there is no impact on earnings for the three months ended March 31, 2010 as a result of hedge ineffectiveness.

          In previous years, the Company entered into various forward starting interest rate swap agreements and treasury-lock agreements that were accounted for as cash flow hedges. The effective portions of the changes in fair value of these derivatives represent deferred gains or losses that are recorded in “accumulated other comprehensive loss.” These deferred gains or losses are reclassified from accumulated other comprehensive loss to the statement of operations in the same period or periods during which the hedged transaction affects earnings, which is when the Company recognizes interest expense on the hedged cash flows. The total loss, net of tax benefit, recognized in “accumulated other comprehensive loss” on these cash flow hedges as of March 31, 2010 and December 31, 2009 was $7.2 million and $7.3 million, respectively. The net amount of deferred gains and losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into earnings within the next 12 months is $1.1 million.

          Foreign Currency Risk

          The Company is exposed to market risk for changes in foreign exchange rates primarily under certain intercompany receivables and payables. Foreign exchange forward contracts are used to mitigate the exposure of the eventual net cash inflows or outflows resulting from these intercompany transactions. The objective is to hedge a portion of the forecasted foreign currency risk over a rolling 12-month time horizon to mitigate the eventual impacts of changes in foreign exchange rates on the cash flows of the intercompany transactions. As of March 31, 2010, the total notional amount of foreign currency forward contracts in U.S. dollars was $76.6 million and principally consists of contracts in Swedish krona and British pounds. Notional amounts represent the face amount of contractual arrangements and the basis on which currencies are exchanged and are not a measure of market or credit risk exposure. The Company does not designate these derivative instruments as hedges under current

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

accounting standards unless the benefits of doing so are material. The Company’s foreign exchange exposure is not material to the Company’s consolidated financial condition or results of operations. The Company does not hedge its net investment in non-U.S. subsidiaries because it views those investments as long-term in nature.

          Stock Warrants

          The stock warrants are a derivative financial instrument that gives the Company the right to purchase unregistered common shares of a publicly-held company and the value is derived from an option pricing model.

5.	STOCKHOLDERS’ EQUITY

          Changes in stockholders’ equity for the three months ended March 31, 2010 were as follows:

		Quest Diagnostics Stockholders’ Equity

	Shares of Common Stock Outstand -ing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Compre- hensive Income	Non- controlling Interests	Total Stock- holders’ Equity

Balance, December 31, 2009	183,293	$2,141	$2,302,368	$3,216,639	$(20,961)	$(1,510,548)		$21,825	$4,011,464
Net income				162,448			$162,448	8,705	171,153
Currency translation					(1,854)		(1,854)		(1,854)
Deferred loss, less reclassifications					181		181		181

Comprehensive income							$160,775

Dividends declared				(18,058)					(18,058)
Distributions to noncontrolling interests								(5,489)	(5,489)
Issuance of common stock under benefit plans	747	2	(25,090)			29,773			4,685
Stock-based compensation expense			10,296			831			11,127
Exercise of stock options	553		(7,863)			27,602			19,739
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(267)	(1)	(5,280)			(9,615)			(14,896)
Tax benefits associated with stock-based compensation plans			1,875						1,875
Purchases of treasury stock	(4,460)					(250,712)			(250,712)

Balance, March 31, 2010	179,866	$2,142	$2,276,306	$3,361,029	$(22,634)	$(1,712,669)		$25,041	$3,929,215

          The deferred loss primarily represents deferred losses on the Company’s interest rate swap and forward starting interest rate swap agreements, net of amounts reclassified to interest expense. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

          Dividend Program

          During each of the quarters of 2010 and 2009, the Company’s Board of Directors has declared a quarterly cash dividend of $0.10 per common share.

          Share Repurchase Plan

          In January 2010, the Company’s Board of Directors authorized the Company to repurchase an additional $750 million of the Company’s common stock. The share repurchase authorization has no set expiration or termination date.

          In January 2010, the Company executed an accelerated share repurchase transaction with a bank to repurchase 4.5 million shares of the Company’s outstanding common stock for an initial purchase price of $56.05

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

per share. The purchase price of these shares was subject to an adjustment based on the volume weighted average price of the Company’s common stock during a period following execution of the agreement. The total cost of the initial purchase was $250 million. The purchase price adjustment was settled in the first quarter of 2010 and resulted in an additional cash payment of $0.7 million, for a final purchase price of $250.7 million, or $56.21 per share. For the three months ended March 31, 2010, the Company reissued 1.0 million shares for employee benefit plans. At March 31, 2010, $499 million of share repurchase authorization remained available.

          Changes in stockholders’ equity for the three months ended March 31, 2009 were as follows:

		Quest Diagnostics Stockholders’ Equity

	Shares of Common Stock Outstand -ing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Compre- hensive Income	Non- controlling Interests	Total Stock- holders’ Equity

Balance, December 31, 2008	190,374	$2,141	$2,262,065	$2,561,679	$(68,068)	$(1,152,921)		$20,238	$3,625,134
Net income				167,102			$167,102	8,554	175,656
Currency translation					(20,094)		(20,094)		(20,094)
Market valuation, net of tax expense of $(190)					290		290		290
Deferred loss, less reclassifications					330		330		330

Comprehensive income							$147,628

Dividends declared				(18,611)					(18,611)
Distributions to noncontrolling interests								(5,007)	(5,007)
Issuance of common stock under benefit plans	373		25			4,425			4,450
Stock-based compensation expense			2,739			11,352			14,091
Exercise of stock options	327		(5,840)			15,856			10,016
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(119)		(1,298)			(3,996)			(5,294)
Tax benefits associated with stock-based compensation plans			1,370						1,370
Purchase of treasury stock	(5,620)					(250,000)			(250,000)

Balance, March 31, 2009	185,335	$2,141	$2,259,061	$2,710,170	$(87,542)	$(1,375,284)		$23,785	$3,532,331

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

          For the three months ended March 31, 2009, the Company repurchased approximately 5.6 million shares of its common stock at an average price of $44.48 per share for $250 million, including 4.5 million shares repurchased from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $44.33 per share, for $200 million. For the three months ended March 31, 2009, the Company reissued 0.6 million shares for employee benefit plans.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

6.       SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended March 31,

	2010	2009

Depreciation expense	$53,974	$55,855

Interest expense	(36,530)	(39,844)
Interest income	575	436

Interest expense, net	(35,955)	(39,408)

Interest paid	35,312	47,137
Income taxes paid	6,829	31,347

7.       COMMITMENTS AND CONTINGENCIES

          The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which is renewed annually, matures on November 19, 2010 and is guaranteed by certain of the Company’s domestic, wholly-owned subsidiaries (the “Subsidiary Guarantors”).

          In support of its risk management program, to ensure the Company’s performance or payment to third parties, $72 million in letters of credit were outstanding at March 31, 2010. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments. In addition, $6.4 million of bank guarantees were outstanding at March 31, 2010 in support of certain foreign operations.

          Contingent Lease Obligations

          The Company is subject to contingent obligations under certain leases and other instruments incurred in connection with real estate activities and other operations associated with LabOne, Inc., which the Company acquired in 2005, and certain of its predecessor companies. No liability has been recorded for any of these potential contingent obligations. See Note 15 to the Consolidated Financial Statements contained in the Company’s 2009 Annual Report on Form 10-K for further details.

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

          In 2006 and 2008, the Company and several of its subsidiaries received subpoenas from the California Attorney General’s Office seeking documents relating to the Company’s billings to MediCal, the California Medicaid program. The Company has cooperated with the government’s requests. Subsequently, the State of California intervened as plaintiff in a civil lawsuit, California ex rel. Hunter Laboratories, LLC v. Quest Diagnostics Incorporated., et al., filed in California Superior Court against a number of clinical laboratories, including the Company and several of its subsidiaries. The complaint alleges, among other things, overcharging of MediCal for testing services. The complaint was originally filed by a competitor laboratory in California under the whistleblower provisions of the California False Claims Act. The complaint was unsealed on March 20, 2009.

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

          In April 2010, a putative class action was filed against the Company and NID in the U.S. District Court for the Eastern District of New York on behalf of entities that allegedly purchased or paid for certain of NID’s test kits. The complaint alleges that certain of NID’s test kits were defective and that defendants, among other things, violated RICO and state consumer protection laws. The complaint alleges an unspecified amount of damages.

          The Company and certain of its subsidiaries have received subpoenas from state agencies in four states which seek documents relating to the Company’s Medicaid billing practices in those states. The Company is cooperating with the requests.

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

          Management has established reserves in accordance with generally accepted accounting principles for the matters discussed above. Such reserves totaled approximately $10 million as of March 31, 2010. Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid.

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

          Summarized financial information for the discontinued operations of NID is set forth below:

	Three Months Ended March 31,

	2010	2009

Net revenues	$—	$—

Income (loss) from discontinued operations before income taxes	15	(2,820)
Income tax (expense) benefit	(67)	1,149

Loss from discontinued operations, net of taxes	$(52)	$(1,671)

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The balance sheet information related to NID was not material at March 31, 2010 and December 31, 2009.

9.       BUSINESS SEGMENT INFORMATION

          Clinical testing is an essential element in the delivery of healthcare services. Physicians use clinical tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical testing is generally categorized as clinical laboratory testing and anatomic pathology services. Clinical laboratory testing is performed on whole blood, serum, plasma and other body fluids, such as urine, and specimens such as microbiology samples. Anatomic pathology services are principally for the detection of cancer and are performed on tissues, such as biopsies, and other samples, such as human cells. Customers of the clinical testing business include patients, physicians, hospitals, employers, governmental institutions and other commercial clinical laboratories. The clinical testing business accounted for greater than 90% of net revenues from continuing operations in 2010 and 2009.

          All other operating segments include the Company’s non-clinical testing businesses and consist of its risk assessment services, clinical trials testing, healthcare information technology and diagnostics products businesses. The Company’s risk assessment business provides underwriting support services to the life insurance industry including teleunderwriting, paramedical examinations, laboratory testing and medical record retrieval. The Company’s clinical trials testing business provides clinical testing performed in connection with clinical research trials on new drugs and vaccines. The Company’s healthcare information technology business is a developer and integrator of clinical connectivity and data management solutions for healthcare organizations, physicians and clinicians. The Company’s diagnostics products business manufactures and markets diagnostic test kits.

          On April 19, 2006, the Company decided to discontinue NID’s operations and results of operations for NID have been classified as discontinued operations for all periods presented (see Note 8).

          At March 31, 2010, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

          The following table is a summary of segment information for the three months ended March 31, 2010 and 2009. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, including amortization of intangible assets, are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statements contained in the Company’s 2009 Annual Report on Form 10-K and Note 1 to the interim consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

	Three Months Ended March 31,

	2010	2009

Net revenues:
Clinical laboratory testing business	$1,657,067	$1,663,633
All other operating segments	148,436	144,373

Total net revenues	$1,805,503	$1,808,006

Operating earnings (loss):
Clinical laboratory testing business	$340,884	$343,411
All other operating segments	2,400	12,863
General corporate expenses	(44,722)	(35,211)

Total operating income	298,562	321,063
Non-operating expenses, net	(21,979)	(33,547)

Income from continuing operations before income taxes	276,583	287,516
Income tax expense	105,378	110,189

Income from continuing operations	171,205	177,327
Loss from discontinued operations, net of taxes	(52)	(1,671)

Net income	171,153	175,656
Less: Net income attributable to noncontrolling interests	8,705	8,554

Net income attributable to Quest Diagnostics	$162,448	$167,102

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2010

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$211,221	$1,482,590	$192,336	$(80,644)	$1,805,503

Operating costs and expenses:
Cost of services	122,587	879,787	63,999	—	1,066,373
Selling, general and administrative	23,078	314,118	100,868	(7,331)	430,733
Amortization of intangible assets	17	7,631	1,711	—	9,359
Royalty (income) expense	(101,492)	101,492	—	—	—
Other operating expense (income), net	1,025	233	(782)	—	476

Total operating costs and expenses	45,215	1,303,261	165,796	(7,331)	1,506,941

Operating income	166,006	179,329	26,540	(73,313)	298,562
Non-operating (expense) income, net	(30,559)	(66,445)	1,712	73,313	(21,979)

Income from continuing operations before taxes	135,447	112,884	28,252	—	276,583
Income tax expense	51,485	45,747	8,146	—	105,378

Income from continuing operations	83,962	67,137	20,106	—	171,205
Loss from discontinued operations, net of taxes	—	(52)	—	—	(52)
Equity earnings from subsidiaries	78,486	—	—	(78,486)	—

Net income	162,448	67,085	20,106	(78,486)	171,153
Less: Net income attributable to noncontrolling interests	—	—	8,705	—	8,705

Net income attributable to Quest Diagnostics	$162,448	$67,085	$11,401	$(78,486)	$162,448

Condensed Consolidating Statement of Operations Three Months Ended March 31, 2009

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$210,052	$1,495,917	$171,559	$(69,522)	$1,808,006

Operating costs and expenses:
Cost of services	126,963	868,087	58,439	—	1,053,489
Selling, general and administrative	32,672	306,970	91,977	(7,318)	424,301
Amortization of intangible assets	26	7,848	1,131	—	9,005
Royalty (income) expense	(96,340)	96,340	—	—	—
Other operating (income) expense, net	(979)	211	916	—	148

Total operating costs and expenses	62,342	1,279,456	152,463	(7,318)	1,486,943

Operating income	147,710	216,461	19,096	(62,204)	321,063
Non-operating (expense) income, net	(41,806)	(56,464)	2,519	62,204	(33,547)

Income from continuing operations before taxes	105,904	159,997	21,615	—	287,516
Income tax expense	41,290	63,794	5,105	—	110,189

Income from continuing operations	64,614	96,203	16,510	—	177,327
Loss from discontinued operations, net of taxes	—	(1,671)	—	—	(1,671)
Equity earnings from subsidiaries	102,488	—	—	(102,488)	—

Net income	167,102	94,532	16,510	(102,488)	175,656
Less: Net income attributable to noncontrolling interests	—	—	8,554	—	8,554

Net income attributable to Quest Diagnostics	$167,102	$94,532	$7,956	$(102,488)	$167,102

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Balance Sheet
March 31, 2010

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$374,387	$22,033	$66,819	$—	$463,239
Accounts receivable, net	27,203	129,830	708,127	—	865,160
Other current assets	72,789	163,458	99,029	(18,427)	316,849

Total current assets	474,379	315,321	873,975	(18,427)	1,645,248
Property, plant and equipment, net	177,625	599,289	34,961	—	811,875
Goodwill and intangible assets, net	156,143	5,302,152	441,412	—	5,899,707
Intercompany receivable (payable)	465,450	(89,347)	(376,103)	—	—
Investment in subsidiaries	5,860,723	—	—	(5,860,723)	—
Other assets	166,122	10,918	55,969	(73,630)	159,379

Total assets	$7,300,442	$6,138,333	$1,030,214	$(5,952,780)	$8,516,209

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$675,619	$201,460	$47,442	$(18,427)	$906,094
Current portion of long-term debt	165,772	2,376	2,256	—	170,404

Total current liabilities	841,391	203,836	49,698	(18,427)	1,076,498
Long-term debt	2,457,487	145,700	341,602	—	2,944,789
Other liabilities	97,390	490,731	51,216	(73,630)	565,707
Stockholders’ equity:
Quest Diagnostics stockholders’ equity	3,904,174	5,298,066	562,657	(5,860,723)	3,904,174
Noncontrolling interests	—	—	25,041	—	25,041

Total stockholders’ equity	3,904,174	5,298,066	587,698	(5,860,723)	3,929,215

Total liabilities and stockholders’ equity	$7,300,442	$6,138,333	$1,030,214	$(5,952,780)	$8,516,209

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
Stockholders’ equity:
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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$162,448	$67,085	$20,106	$(78,486)	$171,153
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,348	46,853	4,132	—	63,333
Provision for doubtful accounts	1,471	12,107	62,701	—	76,279
Other, net	(22,721)	(22,860)	(9,034)	78,486	23,871
Changes in operating assets and liabilities	67,891	(106,426)	(56,886)	—	(95,421)

Net cash provided by (used in) operating activities	221,437	(3,241)	21,019	—	239,215
Net cash used in investing activities	(50,483)	(29,595)	(1,189)	38,673	(42,594)
Net cash (used in) provided by financing activities	(261,525)	37,412	(4,852)	(38,673)	(267,638)

Net change in cash and cash equivalents	(90,571)	4,576	14,978	—	(71,017)
Cash and cash equivalents, beginning of period	464,958	17,457	51,841	—	534,256

Cash and cash equivalents, end of period	$374,387	$22,033	$66,819	$—	$463,239

Condensed Consolidating Statement of Cash Flows Three Months Ended March 31, 2009

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$167,102	$94,532	$16,510	$(102,488)	$175,656
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	14,226	47,237	3,397	—	64,860
Provision for doubtful accounts	1,430	16,715	63,283	—	81,428
Other, net	(58,962)	(13,545)	(6,295)	102,488	23,686
Changes in operating assets and liabilities	98,711	(92,541)	(79,037)	—	(72,867)

Net cash provided by (used in) operating activities	222,507	52,398	(2,142)	—	272,763
Net cash used in investing activities	(14,705)	(30,290)	(564)	4,194	(41,365)
Net cash (used in) provided by financing activities	(275,555)	(17,319)	15,945	(4,194)	(281,123)

Net change in cash and cash equivalents	(67,753)	4,789	13,239	—	(49,725)
Cash and cash equivalents, beginning of period	218,565	6,715	28,666	—	253,946

Cash and cash equivalents, end of period	$150,812	$11,504	$41,905	$—	$204,221

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Healthcare Reform

          In March 2010, U.S. federal legislation was enacted which is likely to have a significant impact on, among other things, access to and the cost of healthcare in the United States. The legislation provides for extensive health insurance reforms and expands coverage to approximately 32 million Americans which will result in expanded access to healthcare. In addition, the legislation eliminates patient cost-sharing for certain prevention and wellness benefits. We believe these changes will benefit our industry by leading to increased utilization of our services.

          These benefits are expected to be partially offset by provisions of the legislation aimed at reducing the overall cost of healthcare. Impacting laboratories specifically, the legislation provides for annual reductions in the Medicare clinical laboratory fee schedule of 1.75% for five years beginning in 2011 and includes a productivity adjustment which reduces the CPI market basket update beginning in 2011. Approximately 12% of our consolidated revenues are reimbursed by Medicare under the clinical laboratory fee schedule. The legislation also imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013.

          In addition, the legislation is focused on reducing the growth of healthcare costs. The legislation establishes the Independent Payment Advisory Board, which will be responsible, beginning in 2014, annually to submit proposals aimed at reducing Medicare cost growth while preserving quality. These proposals automatically will be implemented unless Congress enacts alternative proposals that achieve the same savings targets. Further, the legislation calls for a Center for Medicare and Medicaid Innovation that will examine alternative payment methodologies and conduct demonstration programs.

          We believe that the legislation will be a net positive for our industry over the long term due to expanded coverage and the elimination of patient cost-sharing for certain prevention and wellness benefits, and that we are well positioned to respond to the evolving healthcare environment and related market forces.

          In addition to the healthcare reform legislation, in April 2010, Congress passed an extension to delay until May 31, 2010 a potential 21.2% decrease in the Medicare fee schedule for pathology and other physician services performed for patients and billed under Part B of the Medicare program. It is currently not clear if legislation will be passed to permanently eliminate this potential fee decrease. In 2009, approximately 3% of our consolidated revenues were reimbursed based on this fee schedule.

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

          While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for our business is generally straightforward, with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about one-half of total operating costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2009.

          Results of Operations

          Our clinical testing business currently represents our one reportable business segment. In both 2010 and 2009, our clinical testing business accounted for greater than 90% of our net revenues. Our other operating segments consist of our risk assessment services, clinical trials testing, healthcare information technology and diagnostic products businesses. Our business segment information is disclosed in Note 9 to the interim consolidated financial statements.

          Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

          Continuing Operations

          Income from continuing operations for the three months ended March 31, 2010 was $163 million, or $0.89 per diluted share, compared to $169 million, or $0.89 per diluted share, in 2009. The decrease in income from continuing operations for the three month period was primarily due to severe weather and charges principally associated with workforce reductions.

          Results for the three months ended March 31, 2010 include $17.3 million of pre-tax charges, or $0.06 per diluted share, principally associated with workforce reductions. Of these costs, $4.5 million and $12.8 million, respectively, were included in cost of services and selling, general and administrative expenses. We also estimate that the impact of severe weather adversely affected the comparison of operating income for the three months ended March 31, 2010 to the prior year period by $14.3 million, or $0.05 per diluted share. Additionally, other income (expense), net for the three months ended March 31, 2010 includes a pre-tax gain on an investment of $4.0 million.

          Net Revenues

          Net revenues for both the three months ended March 31, 2010 and 2009 were $1.8 billion. Revenue growth for 2010 was reduced by an estimated 1% due to the impact of severe weather. For the first quarter of 2010, revenues for our clinical testing business, which accounts for over 90% of our net revenues, decreased by 0.4%, compared to the prior year. Clinical testing volume, measured by the number of requisitions, decreased 2.6% for the quarter ended March 31, 2010. We estimate that the impact of severe weather adversely affected the growth in our clinical testing revenues and volume by 1%. In addition to the impact of severe weather, we believe that clinical testing volume was adversely affected by a general slowdown in physician office visits. Revenue per requisition increased 2.3% for the three months ended March 31, 2010, with the increase primarily driven by a positive test mix, partially offset by the 1.9% Medicare fee schedule decrease, which went into effect on January 1, 2010 and served to reduce revenue per requisition by about half of one percent.

          Our businesses other than clinical laboratory testing accounted for approximately 8% of our net revenues. These businesses include our risk assessment services, clinical trials testing, healthcare information technology, and diagnostic products businesses. These businesses contain most of our international operations and, in the aggregate, reported revenues for the quarter ended March 31, 2010 were 3% above the prior year, with the increase principally driven by the favorable impact of foreign exchange rates.

          Operating Costs and Expenses

          Total operating costs and expenses for the three months ended March 31, 2010 increased $20 million compared to the first quarter of 2009, and increased as a percentage of net revenues to 83.5%, compared to 82.2% in 2009. Lower testing volume related to severe weather and charges associated with actions we have taken to adjust our cost structure in response to lower testing volume served to increase total operating costs as a percentage of net revenues for the three months ended March 31, 2010. During the first quarter of 2010, we recorded $17.3 million of pre-tax charges, principally associated with workforce reductions, of which $4.5 million was recorded in cost of services and $12.8 million was recorded in selling, general and administrative expenses.

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 59.1% of net revenues for the three months ended March 31, 2010, compared to 58.3% of net revenues in the prior year period. The increase in cost of services as a percentage of net revenues for the three months ended March 31,

2010 primarily reflects the impact of lower testing volume related to severe weather and charges associated with actions we have taken to adjust our cost structure, partially offset by the improvement in revenue per requisition.

          Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense, and general management and administrative support, were 23.9% of net revenues for the three months ended March 31, 2010, compared to 23.5% in the prior year period. This increase in selling, general, and administrative expenses as a percentage of net revenues primarily reflects the impact lower testing volume related to severe weather and charges associated with actions we have taken to adjust our cost structure, partially offset by the improvement in revenue per requisition.

          For the three months ended March 31, 2010 and 2009, bad debt expense was 4.2% and 4.5% of net revenues, respectively. Continued progress in our billing and collection processes has resulted in improvements in bad debt, days sales outstanding and the cost of our billing operation. With our disciplined approach, we expect to see continued strong performance in our billing and collection metrics, despite a slow economy.

          Operating Income

          Operating income for the three months ended March 31, 2010 was $299 million, or 16.5% of net revenues, compared to $321 million, or 17.8% of net revenues, in the prior year period. The estimated impact of severe weather combined with charges associated with actions we have taken to adjust our cost structure adversely impacted the year-over-year change in operating income as a percentage of net revenues for the first quarter by 1.6%, compared to the prior year period.

          Other Income (Expense)

          Interest expense, net for the three months ended March 31, 2010 decreased $3.5 million compared to the prior year period. The decrease was primarily due to lower interest rates on our variable-rate debt.

          Other income (expense), net represents miscellaneous income and expense items related to non-operating activities such as gains and losses associated with investments and other non-operating assets. For the three months ended March 31, 2010, other income (expense), net includes a gain on an investment of $4.0 million.

          Discontinued Operations

          Loss from discontinued operations, net of taxes, for the three months ended March 31, 2010 was $0.1 million, with no impact on diluted earnings per share, compared to a loss of $1.7 million, or $0.01 per diluted share, in 2009. See Note 8 to the interim consolidated financial statements for further details.

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

          At March 31, 2010 and December 31, 2009, the fair value of our debt was estimated at approximately $3.3 billion, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2010 and December 31, 2009, the estimated fair value exceeded the carrying value of the debt by $144 million and $151 million, respectively. A hypothetical 10% increase in interest rates (representing 46 basis points at both March 31, 2010 and December 31, 2009) would potentially reduce the estimated fair value of our debt by $94 million and $96 million at March 31, 2010 and December 31, 2009, respectively.

          Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility and our term loan due May 2012 are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest rates on our senior unsecured revolving credit facility and term loan due May 2012 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing costs under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of March 31, 2010, the borrowing rates under these credit facilities were: for our secured receivables credit facility, 1.38%; for our senior unsecured credit facility, LIBOR plus 0.40%; and for our term loan due May 2012, LIBOR plus 0.40%. At March 31, 2010, the weighted average LIBOR rate was 0.24%. At March 31, 2010, there was $742 million outstanding under our term loan due May 2012, and no borrowings outstanding under our $750 million senior unsecured revolving credit facility or our $525 million secured receivables credit facility.

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

          In November 2009, we entered into various fixed-to-variable interest rate swap agreements that effectively convert a portion of our 4.75% Senior Notes due 2020 to variable-interest rate debt based on LIBOR plus 1.33%. At March 31, 2010, the interest rate swap agreements which expire in January 2020 have a notional amount totaling $350 million. The fixed-to-variable interest rate swap agreements are accounted for as fair value hedges of a portion of our outstanding 4.75% Senior Notes due 2020. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 3 basis points) would impact annual interest expense by $0.3 million, assuming no changes to the debt outstanding at March 31, 2010.

          The fair value of the fixed-to-variable interest rate swap agreements at March 31, 2010 was a liability of $6.0 million. A hypothetical 10% change in interest rates (representing 37 basis points) would potentially change the fair value of the liability of these instruments by approximately $11 million.

          For details regarding our outstanding debt, see Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. For details regarding our financial instruments, see Note 4 to the interim consolidated financial statements.

          Risk Associated with Investment Portfolio

          Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying values of our available-for-sale equity securities and privately held securities were $12 million at March 31, 2010.

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

          Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at March 31, 2010 totaled $463 million compared to $534 million at December 31, 2009. Cash and cash equivalents consist of highly liquid short-term investments, including time deposits with highly-rated banks, and various insured money market funds, including those that invest in U.S. Treasury securities. For the three months ended March 31, 2010, cash flows from operating activities of $239 million, together with cash on-hand, were used to fund investing and financing activities of $43 million and $268 million, respectively. Cash and cash equivalents at March 31, 2009 totaled $204 million compared to $254 million at December 31, 2008. Cash flows from operating activities in 2009 of $273 million, together with cash on-hand, were used to fund investing and financing activities of $41 million and $281 million, respectively.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for the three months ended March 31, 2010 was $239 million compared to $273 million in the prior year period. This decrease was primarily due to a change in the timing of variable compensation payments. Days sales outstanding, a measure of billing and collection efficiency, were 41 days at March 31, 2010 compared to 43 days at both March 31, 2009 and December 31, 2009.

          Cash Flows from Investing Activities

          Net cash used in investing activities for the three months ended March 31, 2010 and 2009 was $43 million and $41 million, respectively, and consisted principally of capital expenditures.

          Cash Flows from Financing Activities

          Net cash used in financing activities for the three months ended March 31, 2010 was $268 million, consisting primarily of purchases of treasury stock totaling $251 million, dividend payments of $18 million and a decrease in book overdrafts of $12 million, partially offset by $19 million in proceeds from the exercise of stock options, including related tax benefits. The $251 million of treasury stock purchases represents 4.5 million shares of our common stock purchased at an average price of $56.21 per share under an accelerated stock purchase agreement with a bank.

          Net cash used in financing activities for the three months ended March 31, 2009 was $281 million, consisting primarily of purchases of treasury stock totaling $250 million, dividend payments of $19 million and a decrease in book overdrafts of $17 million. The $250 million of treasury stock purchases represents 5.6 million shares of our common stock purchased at an average price of $44.48 per share. Cash flows from financing activities also included $11 million in proceeds from the exercise of stock options, including related tax benefits. In addition, $50 million of borrowings under our secured receivables credit facility which were used to fund certain of the share repurchases were repaid in the quarter.

          Dividend Program

          During each of the quarters of 2010 and 2009, our Board of Directors declared a quarterly cash dividend of $0.10 per common share. On February 11, 2010, our Board of Directors declared a quarterly cash dividend per common share of $0.10, paid on April 6, 2010. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchase Plan

          In January 2010, our Board of Directors authorized $750 million of additional share repurchases. The share repurchase authorization has no set expiration or termination date. For the three months ended March 31, 2010, we repurchased 4.5 million shares of our common stock at an average price of $56.21 per share for $251 million under an accelerated stock purchase agreement with a bank. For the three months ended March 31, 2010, we reissued 1.0 million shares for employee benefit plans. Since its inception in May 2003, we have repurchased approximately 64 million shares of our common stock at an average price of $46.87 for $3.0 billion under our share repurchase program. At March 31, 2010, $499 million of share repurchase authorization remained available.

          Contractual Obligations and Commitments

          The following table summarizes certain of our contractual obligations as of March 31, 2010:

	Payments due by period

	(in thousands)
Contractual Obligations	Total	Remainder of 2010	1-3 years	3–5 years	After 5 years

Outstanding debt	$3,116,802	$165,534	$901,268	$—	$2,050,000
Capital lease obligations	24,272	3,658	7,827	5,682	7,105
Interest payments on outstanding debt	1,722,264	99,400	228,742	321,112	1,073,010
Operating leases	667,513	148,583	246,594	118,237	154,099
Purchase obligations	111,350	38,512	57,498	11,892	3,448

Total contractual obligations	$5,642,201	$455,687	$1,441,929	$456,923	$3,287,662

          Interest payments on our outstanding debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of March 31, 2010 applied to the March 31, 2010 balances, which are assumed to remain outstanding through their maturity dates.

          A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 10 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase products or services at December 31, 2009 is contained in Note 15 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K.

          As of March 31, 2010, our total liabilities for unrecognized tax benefits were approximately $134 million, which were excluded from the table above. We believe it is reasonably possible that our liabilities for unrecognized tax benefits may decrease by $26 million within the next twelve months, primarily as a result of the expiration of statues of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 5 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

          Our credit agreements and our term loan due May 2012 contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of March 31, 2010, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

          As of March 31, 2010, $1.3 billion of borrowing capacity was available under our existing credit facilities, consisting of $525 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

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

          New Accounting Standards

          In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables, and an amendment to the accounting standards related to certain revenue arrangements that include software elements. In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. In February 2010, the FASB issued an amendment to the accounting standards related to the accounting for, and disclosure of, subsequent events in an entity’s consolidated financial statements. The impact of these accounting standards is discussed in Note 1 to the interim consolidated financial statements.

          Forward-Looking Statements

          Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue”. These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could significantly cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, adverse results from pending or future government investigations, lawsuits or private actions, the competitive environment, changes in government regulations, changing relationships with customers, payers, suppliers and strategic partners and other factors discussed in “Business” in Part I, Item 1, “Risk Factors” and “Cautionary Factors That May Affect Future Results” in Item I, Part 1A, “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A in our 2009 Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part I, Item 2, “Quantitative and Qualitative Disclosures About Market Risk” in Part I, Item 3 and “Risk Factors” in Part II, Item 1A in our 2010 Quarterly Reports on Form 10-Q and other items throughout the 2009 Form 10-K and our 2010 Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

          During the first quarter of 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

          See Note 7 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 1A.	Risk Factors

          In addition to the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, investors should consider the following risk factor before deciding to invest in any securities issued by the Company.

U.S. healthcare reform legislation may result in significant change, and our business could be adversely impacted if we fail to adapt.

          Government oversight of and attention to the healthcare industry in the United States is significant and increasing. In March 2010, U.S. federal legislation was enacted to reform healthcare. The legislation provides for reductions in the Medicare clinical laboratory fee schedule of 1.75% for five years beginning in 2011 and also includes a productivity adjustment which reduces the CPI market basket update beginning in 2011. Approximately 12% of our consolidated revenues are reimbursed by Medicare under the clinical laboratory fee schedule. The legislation imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013. The legislation establishes the Independent Payment Advisory Board, which will be responsible, beginning in 2014, annually to submit proposals aimed at reducing Medicare cost growth while preserving quality. These proposals automatically will be implemented unless Congress enacts alternative proposals that achieve the same savings targets. Further, the legislation calls for a Center for Medicare and Medicaid Innovation that will examine alternative payment methodologies and conduct demonstration programs. The legislation provides for extensive health insurance reforms, including the elimination of pre-existing condition exclusions and other limitations on coverage, fixed percentages on medical loss ratios, expansion in Medicaid and other programs, employer mandates, individual mandates, creation of state and regional health insurance exchanges, and tax subsidies for individuals to help cover the cost of individual insurance coverage. The legislation also permits the establishment of accountable care organizations, a new healthcare delivery model. While the ultimate impact of the legislation on the healthcare industry is unknown, it is likely to be extensive and may result in significant change. Our failure to adapt to these changes could have a material adverse effect on our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the first quarter of 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

January 1, 2010 – January 31, 2010
Share Repurchase Program (A)	4,460,304	$56.21	4,460,304	$499,338
Employee Transactions (B)	39	$61.21	N/A	N/A
February 1, 2010 – February 28, 2010
Share Repurchase Program (A)	—	$—	—	$499,338
Employee Transactions (B)	45,563	$55.89	N/A	N/A
March 1, 2010 – March 31, 2010
Share Repurchase Program (A)	—	$—	—	$499,338
Employee Transactions (B)	225,798	$55.78	N/A	N/A
Total
Share Repurchase Program (A)	4,460,304	$56.21	4,460,304	$499,338
Employee Transactions (B)	271,400	$55.80	N/A	N/A

(A)

In January 2010, our Board of Directors authorized the Company to repurchase an additional $750 million of the Company’s common stock. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $3.5 billion of share repurchases of our common stock through March 31, 2010. The share repurchase authorization has no set expiration or termination date.

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

          Exhibits:

10.1*

Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent

10.2*

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

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	dgx-20100331.xml

101.SCH	dgx-20100331.xsd

101.CAL	dgx-20100331_cal.xml

101.DEF	dgx-20100331_def.xml

101.LAB	dgx-20100331_lab.xml

101.PRE	dgx-20100331_pre.xml

101.REF	dgx-20100331_ref.xml

*	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 26, 2010
Quest Diagnostics Incorporated

By	/s/ Surya N. Mohapatra

Surya N. Mohapatra, Ph.D.
Chairman of the Board, President and
Chief Executive Officer

By	/s/ Robert A. Hagemann

Robert A. Hagemann
Senior Vice President and
Chief Financial Officer