Form 10-Q
period 2010-06-30
QUEST DIAGNOSTICS INC
filed 2010-07-27
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010 Commission file number 001-12215

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

As of July 19, 2010, there were 177,213,693 outstanding shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

		Page

Item 1.	Financial Statements

	Index to consolidated financial statements filed as part of this report:

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009	2

	Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	4

	Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2010 and 2009	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”	34

Item 4.	Controls and Procedures

	Controls and Procedures	34

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net revenues	$1,874,727	$1,901,818	$3,680,230	$3,709,824

Operating costs and expenses:
Cost of services	1,078,971	1,100,212	2,145,344	2,153,701
Selling, general and administrative	419,412	448,756	850,145	873,057
Amortization of intangible assets	9,270	9,377	18,629	18,382
Other operating expense (income), net	1,180	(15,902)	1,656	(15,754)

Total operating costs and expenses	1,508,833	1,542,443	3,015,774	3,029,386

Operating income	365,894	359,375	664,456	680,438

Other income (expense):
Interest expense, net	(36,367)	(36,846)	(72,322)	(76,254)
Equity earnings in unconsolidated joint ventures	7,385	8,382	15,349	16,952
Other expense, net	(7,119)	(9,095)	(1,107)	(11,804)

Total non-operating expenses, net	(36,101)	(37,559)	(58,080)	(71,106)

Income from continuing operations before taxes	329,793	321,816	606,376	609,332
Income tax expense	125,651	123,535	231,029	233,724

Income from continuing operations	204,142	198,281	375,347	375,608
(Loss) income from discontinued operations, net of taxes	(266)	88	(318)	(1,583)

Net income	203,876	198,369	375,029	374,025
Less: Net income attributable to noncontrolling interests	9,261	10,169	17,966	18,723

Net income attributable to Quest Diagnostics	$194,615	$188,200	$357,063	$355,302

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$194,881	$188,112	$357,381	$356,885
(Loss) income from discontinued operations, net of taxes	(266)	88	(318)	(1,583)

Net income	$194,615	$188,200	$357,063	$355,302

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$1.08	$1.01	$1.98	$1.90
(Loss) income from discontinued operations	—	—	—	(0.01)

Net income	$1.08	$1.01	$1.98	$1.89

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$1.07	$1.00	$1.96	$1.89
(Loss) income from discontinued operations	—	—	—	(0.01)

Net income	$1.07	$1.00	$1.96	$1.88

Weighted average common shares outstanding:
Basic	178,920	185,266	179,570	187,318
Diluted	180,760	187,003	181,572	188,850

Dividends per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2010 AND DECEMBER 31, 2009
(in thousands, except per share data)

	June 30, 2010	December 31, 2009

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$447,888	$534,256
Accounts receivable, net of allowance for doubtful accounts of $242,697 and $238,206 at June 30, 2010 and December 31, 2009, respectively	869,643	827,343
Inventories	78,432	91,386
Deferred income taxes	133,403	131,800
Prepaid expenses and other current assets	101,978	94,640

Total current assets	1,631,344	1,679,425
Property, plant and equipment, net	804,190	825,946
Goodwill, net	5,063,151	5,083,944
Intangible assets, net	799,834	823,665
Other assets	183,273	150,663

Total assets	$8,481,792	$8,563,643

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$824,375	$888,705
Current portion of long-term debt	171,128	170,507

Total current liabilities	995,503	1,059,212
Long-term debt	2,973,839	2,936,792
Other liabilities	565,562	556,175
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both June 30, 2010 and December 31, 2009; 214,171 shares and 214,110 shares issued at June 30, 2010 and December 31, 2009, respectively	2,142	2,141
Additional paid-in capital	2,290,817	2,302,368
Retained earnings	3,537,858	3,216,639
Accumulated other comprehensive loss	(48,230)	(20,961)
Treasury stock, at cost; 36,994 shares and 30,817 shares at June 30, 2010 and December 31, 2009, respectively	(1,858,255)	(1,510,548)

Total Quest Diagnostics stockholders’ equity	3,924,332	3,989,639
Noncontrolling interests	22,556	21,825

Total stockholders’ equity	3,946,888	4,011,464

Total liabilities and stockholders’ equity	$8,481,792	$8,563,643

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(unaudited)
(in thousands)

	Six Months Ended June 30,

	2010	2009

Cash flows from operating activities:
Net income	$375,029	$374,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	126,307	130,047
Provision for doubtful accounts	148,403	165,424
Deferred income tax (benefit) provision	(3,702)	57,021
Stock-based compensation expense	28,575	33,166
Excess tax benefits from stock-based compensation arrangements	(4)	(1,790)
Other, net	11,266	9,525
Changes in operating assets and liabilities:
Accounts receivable	(193,168)	(228,385)
Accounts payable and accrued expenses	(84,590)	(7,764)
Settlement and other special charges	—	(308,115)
Income taxes payable	41,780	8,067
Other assets and liabilities, net	(1,512)	32,335

Net cash provided by operating activities	448,384	263,556

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(12,052)
Capital expenditures	(88,848)	(75,996)
Increase in investments and other assets	(3,196)	(6,028)

Net cash used in investing activities	(92,044)	(94,076)

Cash flows from financing activities:
Proceeds from borrowings	—	510,000
Repayments of debt	(1,487)	(511,185)
Purchases of treasury stock	(425,773)	(250,000)
Exercise of stock options	40,174	17,225
Excess tax benefits from stock-based compensation arrangements	4	1,790
Dividends paid	(36,430)	(37,616)
Distributions to noncontrolling interests	(16,830)	(14,463)
Other financing activities	(2,366)	(19,883)

Net cash used in financing activities	(442,708)	(304,132)

Net change in cash and cash equivalents	(86,368)	(134,652)

Cash and cash equivalents, beginning of period	534,256	253,946

Cash and cash equivalents, end of period	$447,888	$119,294

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 and 2009
(unaudited)
(in thousands)

		Quest Diagnostics Stockholders’ Equity

	Shares of Common Stock Outstand -ing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Compre- hensive Income	Non- controlling Interests	Total Stock- holders’ Equity

Balance, December 31, 2009	183,293	$2,141	$2,302,368	$3,216,639	$(20,961)	$(1,510,548)		$21,825	$4,011,464
Net income				357,063			$357,063	17,966	375,029
Currency translation					(33,186)		(33,186)		(33,186)
Market valuation, net of tax expense of $(3,552)					5,555		5,555		5,555
Deferred loss, less reclassifications					362		362		362

Comprehensive income							$329,794

Dividends declared				(35,844)					(35,844)
Distributions to noncontrolling interests								(16,830)	(16,830)
Issuance of common stock under benefit plans	869	2	(24,377)			34,618			10,243
Stock-based compensation expense			26,768			1,807			28,575
Exercise of stock options	1,027		(11,081)			51,255			40,174
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(271)	(1)	(5,489)			(9,614)			(15,104)
Tax benefits associated with stock-based compensation plans			2,628						2,628
Purchases of treasury stock	(7,741)					(425,773)			(425,773)
Other								(405)	(405)

Balance, June 30, 2010	177,177	$2,142	$2,290,817	$3,537,858	$(48,230)	$(1,858,255)		$22,556	$3,946,888

		Quest Diagnostics Stockholders’ Equity

	Shares of Common Stock Outstand -ing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Compre- hensive Income	Non- controlling Interests	Total Stock- holders’ Equity

Balance, December 31, 2008	190,374	$2,141	$2,262,065	$2,561,679	$(68,068)	$(1,152,921)		$20,238	$3,625,134
Net income				355,302			$355,302	18,723	374,025
Currency translation					10,955		10,955		10,955
Market valuation, net of tax expense of $(190)					290		290		290
Deferred loss, less reclassifications					1,234		1,234		1,234

Comprehensive income							$367,781

Dividends declared				(37,259)					(37,259)
Distributions to noncontrolling interests								(14,463)	(14,463)
Issuance of common stock under benefit plans	500		368			9,402			9,770
Stock-based compensation expense			20,878			12,288			33,166
Exercise of stock options	559		(9,701)			26,926			17,225
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(129)		(1,822)			(3,995)			(5,817)
Tax benefits associated with stock-based compensation plans			1,382						1,382
Purchase of treasury stock	(5,620)					(250,000)			(250,000)

Balance, June 30, 2009	185,684	$2,141	$2,273,170	$2,879,722	$(55,589)	$(1,358,300)		$24,498	$3,765,642

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, unless otherwise indicated)
(unaudited)

1.	DESCRIPTION OF BUSINESS

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

          In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Among these amendments, entities will be required to provide enhanced disclosures about transfers into and out of the Level 1 (fair value determined based on quoted prices in active markets for identical assets and liabilities) and Level 2 (fair value determined based on significant other observable inputs) classifications, provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. Except for the detailed Level 3 roll-forward disclosures, the new standard was effective for the Company for interim and annual reporting periods beginning after December 31, 2009. The adoption of this accounting standards amendment did not have a material impact on the Company’s consolidated financial statements. The requirement to provide detailed disclosures about the purchases, sales, issuances and settlements in the roll-forward activity for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect that the adoption of these new disclosure requirements will have a material impact on its consolidated financial statements.

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

3.	EARNINGS PER SHARE

          The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$194,881	$188,112	$357,381	$356,885
(Loss) income from discontinued operations	(266)	88	(318)	(1,583)

Net income available to Quest Diagnostics’ common stockholders	$194,615	$188,200	$357,063	$355,302

Income from continuing operations	$194,881	$188,112	$357,381	$356,885
Less: Earnings allocated to participating securities	928	568	1,588	894

Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$193,953	$187,544	$355,793	$355,991

Weighted average common shares outstanding – basic	178,920	185,266	179,570	187,318

Effect of dilutive securities:
Stock options and performance share units	1,840	1,737	2,002	1,532

Weighted average common shares outstanding – diluted	180,760	187,003	181,572	188,850

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$1.08	$1.01	$1.98	$1.90
(Loss) income from discontinued operations	—	—	—	(0.01)

Net income	$1.08	$1.01	$1.98	$1.89

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$1.07	$1.00	$1.96	$1.89
(Loss) income from discontinued operations	—	—	—	(0.01)

Net income	$1.07	$1.00	$1.96	$1.88

          Stock options and performance share units of 3.1 million shares and 2.9 million shares for the three and six months ended June 30, 2010, respectively, were not included due to their antidilutive effect.

          Stock options and performance share units of 3.9 million shares and 4.2 million shares for the three and six months ended June 30, 2009, respectively, were not included due to their antidilutive effect.

4.	FAIR VALUE MEASUREMENTS

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

          Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

          The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs

June 30, 2010		Level 1	Level 2	Level 3

Assets:
Trading securities	$32,568	$32,568	$—	$—
Interest rate swaps	21,075	—	21,075	—
Cash surrender value of life insurance policies	17,572	—	17,572	—
Available-for-sale equity securities	9,107	—	—	9,107
Stock warrants	686	—	—	686
Foreign currency forward contracts	2,281	—	2,281	—

Total	$83,289	$32,568	$40,928	$9,793

Liabilities:
Deferred compensation liabilities	$52,911	$—	$52,911	$—
Foreign currency forward contracts	3,252	—	3,252	—

Total	$56,163	$—	$56,163	$—

		Basis of Fair Value Measurements

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs

December 31, 2009		Level 1	Level 2	Level 3

Assets:
Trading securities	$33,871	$33,871	$—	$—
Cash surrender value of life insurance policies	15,873	—	15,873	—
Foreign currency forward contracts	2,357	—	2,357	—

Total	$52,101	$33,871	$18,230	$—

Liabilities:
Deferred compensation liabilities	$53,919	$—	$53,919	$—
Interest rate swaps	14,398	—	14,398	—
Foreign currency forward contracts	311	—	311	—

Total	$68,628	$—	$68,628	$—

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

          Investments in available-for-sale equity securities consist of the revaluation of an existing investment in unregistered common shares of a publicly-held company. This investment is classified within Level 3 because the unregistered securities contain restrictions on their sale and, therefore, the fair value measurement reflects a discount for the effect of the restriction.

          The stock warrants are a derivative financial instrument that gives the Company the right to purchase unregistered common shares of a publicly-held company. The fair value measurements of the warrants are derived from an option pricing model that includes certain unobservable inputs and assumptions by the Company’s management for an asset with limited market activity and are therefore classified within Level 3. The tabular reconciliations of beginning and ending balances and activities for Level 3 assets have been omitted due to immateriality.

          In June 2009, the Company recorded a charge of $7.0 million associated with the write-down of an investment due to the uncertainty of recoverability from an other-than-temporary impairment loss. A fair value measurement, using significant unobservable inputs, has been applied to this asset on a non-recurring basis.

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At both June 30, 2010 and December 31, 2009, the fair value of the Company’s debt was estimated at $3.3 billion using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At June 30, 2010 and December 31, 2009, the estimated fair value exceeded the carrying value of the debt by $164 million and $151 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

5.	GOODWILL AND INTANGIBLE ASSETS

          The changes in goodwill, net for the six months ended June 30, 2010 and for the year ended December 31, 2009 are as follows:

	June 30, 2010	December 31, 2009

Balance at beginning of period	$5,083,944	$5,054,926
Goodwill acquired during the year	—	25,973
Other purchase accounting adjustments	246	(21,195)
(Decrease) increase related to foreign currency translation	(21,039)	24,240

Balance at end of period	$5,063,151	$5,083,944

          Approximately 90% of the Company’s goodwill as of June 30, 2010 and December 31, 2009 was associated with its clinical testing business.

          For the year ended December 31, 2009, goodwill acquired during the year was associated with several immaterial acquisitions. For the six months ended June 30, 2010, other purchase accounting adjustments were primarily related to a milestone payment on an acquisition from 2008. For the year ended December 31, 2009, other purchase accounting adjustments were primarily related to a payment received from an escrow fund established at the time of an acquisition in 2007.

          Intangible assets at June 30, 2010 and December 31, 2009 consisted of the following:

	Weighted Average Amortization Period	June 30, 2010			December 31, 2009

		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Amortizing intangible assets:
Customer-related intangibles	19 years	$597,374	$(144,791)	$452,583	$600,460	$(129,994)	$470,466
Non-compete agreements	5 years	54,847	(51,152)	3,695	54,854	(50,252)	4,602
Other	10 years	69,808	(20,563)	49,245	68,896	(18,867)	50,029

Total	18 years	722,029	(216,506)	505,523	724,210	(199,113)	525,097

Intangible assets not subject to amortization:
Tradenames		294,311	—	294,311	298,568	—	298,568

Total intangible assets		$1,016,340	$(216,506)	$799,834	$1,022,778	$(199,113)	$823,665

          Amortization expense related to intangible assets was $9.3 million and $9.4 million for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, amortization expense related to intangible assets was $18.6 million and $18.4 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2010 is as follows:

Fiscal Year Ending December 31,

Remainder of 2010	$20,399
2011	40,269
2012	38,644
2013	36,424
2014	35,833
2015	34,344
Thereafter	299,610

Total	$505,523

6.	FINANCIAL INSTRUMENTS

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

          A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	June 30, 2010		December 31, 2009

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$21,075		$—

Liability Derivatives:
Interest rate swaps		$—	Other liabilities	$14,398

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Foreign currency forward contracts	Other current assets	2,281	Other current assets	2,357
Stock warrants	Other assets	686		—

Total		2,967		2,357

Liability Derivatives:
Foreign currency forward contracts	Other current liabilities	3,252	Other current liabilities	311

Total Net Derivatives Asset		$20,790		$—

Total Net Derivatives Liability		$—		$12,352

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Interest Rate Risk

          The Company is exposed to interest rate risk on its cash and cash equivalents and its debt obligations. Interest income earned on cash and cash equivalents may fluctuate as interest rates change, however, due to their relatively short maturities, the Company does not hedge these assets and the impact of interest rate risk is not material. The Company’s debt obligations consist of fixed-rate and variable-rate debt instruments. The Company’s primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within an acceptable range. In order to achieve these objectives, the Company has entered into interest rate swaps. Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net payments are recognized as an adjustment to interest expense.

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

          In November 2009, the Company entered into various fixed-to-variable interest rate swap agreements (the “Fixed-to-Variable Interest Rate Swap Agreements”) which have a notional amount totaling $350 million and a variable interest rate based on one-month LIBOR plus 1.33%. These derivative financial instruments are accounted for as fair value hedges of a portion of our Senior Notes due 2020 and effectively convert that portion of the debt into variable interest rate debt. Accordingly, the Company recognizes the changes in the fair value of both the Fixed-to-Variable Interest Rate Swap Agreements and the underlying debt obligation in “other expense, net” as equal and offsetting gains and losses. The fair value of the Fixed-to-Variable Interest Rate Swap Agreements was an asset of $21.1 million at June 30, 2010 and a liability of $14.4 million, at December 31, 2009. Since inception, the fair value hedges were effective; therefore, there is no impact on earnings for the three or six months ended June 30, 2010 as a result of hedge ineffectiveness.

          In previous years, the Company entered into various forward starting interest rate swap agreements and treasury-lock agreements that were accounted for as cash flow hedges. The effective portions of the changes in fair value of these derivatives represent deferred gains or losses that are recorded in “accumulated other comprehensive loss.” These deferred gains or losses are reclassified from “accumulated other comprehensive loss” to the statement of operations in the same period or periods during which the hedged transaction affects earnings, which is when the Company recognizes interest expense on the hedged cash flows. The total loss, net of tax benefit, recognized in “accumulated other comprehensive loss” on these cash flow hedges as of June 30, 2010 and December 31, 2009 was $7.0 million and $7.3 million, respectively. The net amount of deferred gains and losses on cash flow hedges that is expected to be reclassified from “accumulated other comprehensive loss” into earnings within the next 12 months is $1.1 million.

          Foreign Currency Risk

          The Company is exposed to market risk for changes in foreign exchange rates primarily under certain intercompany receivables and payables. Foreign exchange forward contracts are used to mitigate the exposure of the eventual net cash inflows or outflows resulting from these intercompany transactions. The objective is to hedge a portion of the forecasted foreign currency risk over a rolling 12-month time horizon to mitigate the eventual impacts of changes in foreign exchange rates on the cash flows of the intercompany transactions. As of June 30, 2010, the gross notional amount of foreign currency forward contracts in U.S. dollars was $99.3 million and principally consists of contracts in Swedish krona and British pounds. Notional amounts represent the face amount of contractual arrangements and the basis on which currencies are exchanged and are not a measure of market or credit risk exposure. The Company does not designate these derivative instruments as hedges under current accounting standards unless the benefits of doing so are material. The Company’s foreign exchange exposure is not material to the Company’s consolidated financial condition or

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

results of operations. The Company does not hedge its net investment in non-U.S. subsidiaries because it views those investments as long-term in nature.

          Stock Warrants

          The stock warrants are a derivative financial instrument that gives the Company the right to purchase unregistered common shares of a publicly-held company and the fair value is derived from an option pricing model.

7.	STOCKHOLDERS’ EQUITY

          Components of Comprehensive Income

          The market valuation adjustment for the six months ended June 30, 2010 represents unrealized holding gains on investments, net of taxes. The deferred loss for the six months ended June 30, 2010 primarily represents deferred losses on the Company’s interest rate swap and forward starting interest rate swap agreements, net of amounts reclassified to interest expense. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

          The market valuation adjustment for the six months ended June 30, 2009 represents the reversal of prior period unrealized holding losses for investments, net of taxes, where the decline in fair value was deemed to be other than temporary and the resulting loss was recognized in the consolidated statement of operations. The deferred loss primarily represents deferred losses on the Company’s interest rate swap agreements, net of amounts reclassified to interest expense. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

          Comprehensive Income

          For the three months ended June 30, 2010 and 2009, total comprehensive income was $169 million and $220 million, respectively.

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

          For the three months ended June 30, 2010, the Company repurchased 3.3 million shares of its common stock at an average price of $53.36 per share for a total of $175 million. For the six months ended June 30, 2010, the Company repurchased 7.7 million shares of its common stock at an average price of $55.00 per share for $426 million, including 4.5 million shares purchased in the first quarter at an average price per share of $56.21 for $251 million under an accelerated share repurchase transaction (“ASR”) with a bank.

          Under the ASR, in January 2010, the Company repurchased 4.5 million shares of the Company’s outstanding common stock for an initial purchase price of $56.05 per share. The purchase price of these shares was subject to an adjustment based on the volume weighted average price of the Company’s common stock during a period following execution of the agreement. The total cost of the initial purchase was $250 million. The purchase price adjustment was settled in the first quarter of 2010 and resulted in an additional cash payment of $0.7 million, for a final purchase price of $251 million, or $56.21 per share.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          For the three and six months ended June 30, 2010, the Company reissued 0.6 million shares and 1.6 million shares, respectively for employee benefit plans. At June 30, 2010, $324 million of share repurchase authorization remained available.

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

8.	SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Depreciation expense	$53,704	$55,811	$107,678	$111,665

Interest expense	(36,640)	(36,961)	(73,170)	(76,805)
Interest income	273	115	848	551

Interest expense, net	(36,367)	(36,846)	(72,322)	(76,254)

Interest paid	21,103	29,720	56,415	76,857
Income taxes paid	190,289	136,153	197,118	167,500

9.	COMMITMENTS AND CONTINGENCIES

          The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which is renewed annually, matures on November 19, 2010 and is guaranteed by certain of the Company’s domestic, wholly-owned subsidiaries (the “Subsidiary Guarantors”).

          In support of its risk management program, to ensure the Company’s performance or payment to third parties, $72 million in letters of credit were outstanding at June 30, 2010. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments. In addition, $6 million of bank guarantees were outstanding at June 30, 2010 in support of certain foreign operations.

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

          The Company and certain of its subsidiaries have received subpoenas from state agencies in five states which seek documents relating to the Company’s Medicaid billing practices in those states. The Company is cooperating with the requests.

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

          Management has established reserves in accordance with generally accepted accounting principles for the matters discussed above. Such reserves totaled approximately $10 million as of June 30, 2010. Although management cannot predict the outcome of such matters, management does not anticipate that the ultimate outcome of such matters

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

will have a material adverse effect on the Company’s financial condition but may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          Summarized financial information for the discontinued operations of NID is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net revenues	$—	$—	$—	$—

Income (loss) from discontinued operations before income taxes	280	148	295	(2,672)
Income tax (expense) benefit	(546)	(60)	(613)	1,089

(Loss) income from discontinued operations, net of taxes	$(266)	$88	$(318)	$(1,583)

          The remaining balance sheet information related to NID was not material at June 30, 2010 and December 31, 2009.

11.	BUSINESS SEGEMENT INFORMATION

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

          At June 30, 2010, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The following table is a summary of segment information for the three and six months ended June 30, 2010 and 2009. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, including amortization of intangible assets, are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statements contained in the Company’s 2009 Annual Report on Form 10-K and Note 2 to the interim consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

Net revenues:
Clinical laboratory testing business	$1,715,112	$1,742,292	$3,372,179	$3,405,924
All other operating segments	159,615	159,526	308,051	303,900

Total net revenues	$1,874,727	$1,901,818	$3,680,230	$3,709,824

Operating earnings (loss):
Clinical laboratory testing business	$390,216	$393,524	$731,101	$736,935
All other operating segments	16,944	20,302	18,506	33,165
General corporate expenses	(41,266)	(54,451)	(85,151)	(89,662)

Total operating income	365,894	359,375	664,456	680,438
Non-operating expenses, net	(36,101)	(37,559)	(58,080)	(71,106)

Income from continuing operations before income taxes	329,793	321,816	606,376	609,332
Income tax expense	125,651	123,535	231,029	233,724

Income from continuing operations	204,142	198,281	375,347	375,608
(Loss) income from discontinued operations, net of taxes	(266)	88	(318)	(1,583)

Net income	203,876	198,369	375,029	374,025
Less: Net income attributable to noncontrolling interests	9,261	10,169	17,966	18,723

Net income attributable to Quest Diagnostics	$194,615	$188,200	$357,063	$355,302

12.	SUMMARIZED FINANCIAL INFORMATION

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2010

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$218,419	$1,540,722	$181,373	$(65,787)	$1,874,727

Operating costs and expenses:
Cost of services	129,236	886,783	62,952	—	1,078,971
Selling, general and administrative	21,273	312,465	93,236	(7,562)	419,412
Amortization of intangible assets	18	7,601	1,651	—	9,270
Royalty (income) expense	(105,316)	105,316	—	—	—
Other operating (income) expense, net	(1,346)	233	2,293	—	1,180

Total operating costs and expenses	43,865	1,312,398	160,132	(7,562)	1,508,833

Operating income	174,554	228,324	21,241	(58,225)	365,894
Non-operating (expense) income, net	(39,974)	(54,940)	588	58,225	(36,101)

Income from continuing operations before taxes	134,580	173,384	21,829	—	329,793
Income tax expense	52,577	67,331	5,743	—	125,651

Income from continuing operations	82,003	106,053	16,086	—	204,142
Loss from discontinued operations, net of taxes	—	(266)	—	—	(266)
Equity earnings from subsidiaries	112,612	—	—	(112,612)	—

Net income	194,615	105,787	16,086	(112,612)	203,876
Less: Net income attributable to noncontrolling interests	—	—	9,261	—	9,261

Net income attributable to Quest Diagnostics	$194,615	$105,787	$6,825	$(112,612)	$194,615

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2009

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$230,634	$1,560,418	$198,806	$(88,040)	$1,901,818

Operating costs and expenses:
Cost of services	144,405	894,932	60,875	—	1,100,212
Selling, general and administrative	51,704	309,371	95,337	(7,656)	448,756
Amortization of intangible assets	21	7,777	1,579	—	9,377
Royalty (income) expense	(104,117)	104,117	—	—	—
Other operating income, net	(15,217)	(395)	(290)	—	(15,902)

Total operating costs and expenses	76,796	1,315,802	157,501	(7,656)	1,542,443

Operating income	153,838	244,616	41,305	(80,384)	359,375
Non-operating (expense) income, net	(48,829)	(73,781)	4,667	80,384	(37,559)

Income from continuing operations before taxes	105,009	170,835	45,972	—	321,816
Income tax expense	41,069	68,488	13,978	—	123,535

Income from continuing operations	63,940	102,347	31,994	—	198,281
Income from discontinued operations, net of taxes	—	88	—	—	88
Equity earnings from subsidiaries	124,260	—	—	(124,260)	—

Net income	188,200	102,435	31,994	(124,260)	198,369
Less: Net income attributable to noncontrolling interests	—	—	10,169	—	10,169

Net income attributable to Quest Diagnostics	$188,200	$102,435	$21,825	$(124,260)	$188,200

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2010

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$429,640	$3,023,312	$373,709	$(146,431)	$3,680,230

Operating costs and expenses:
Cost of services	251,823	1,766,570	126,951	—	2,145,344
Selling, general and administrative	44,351	626,583	194,104	(14,893)	850,145
Amortization of intangible assets	35	15,232	3,362	—	18,629
Royalty (income) expense	(206,808)	206,808	—	—	—
Other operating (income) expense, net	(321)	466	1,511	—	1,656

Total operating costs and expenses	89,080	2,615,659	325,928	(14,893)	3,015,774

Operating income	340,560	407,653	47,781	(131,538)	664,456
Non-operating (expense) income, net	(70,533)	(121,385)	2,300	131,538	(58,080)

Income from continuing operations before taxes	270,027	286,268	50,081	—	606,376
Income tax expense	104,062	113,078	13,889	—	231,029

Income from continuing operations	165,965	173,190	36,192	—	375,347
Loss from discontinued operations, net of taxes	—	(318)	—	—	(318)
Equity earnings from subsidiaries	191,098	—	—	(191,098)	—

Net income	357,063	172,872	36,192	(191,098)	375,029
Less: Net income attributable to noncontrolling interests	—	—	17,966	—	17,966

Net income attributable to Quest Diagnostics	$357,063	$172,872	$18,226	$(191,098)	$357,063

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2009

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$440,686	$3,056,335	$370,365	$(157,562)	$3,709,824

Operating costs and expenses:
Cost of services	271,368	1,763,019	119,314	—	2,153,701
Selling, general and administrative	84,376	616,341	187,314	(14,974)	873,057
Amortization of intangible assets	47	15,625	2,710	—	18,382
Royalty (income) expense	(200,457)	200,457	—	—	—
Other operating (income) expense, net	(16,196)	(184)	626	—	(15,754)

Total operating costs and expenses	139,138	2,595,258	309,964	(14,974)	3,029,386

Operating income	301,548	461,077	60,401	(142,588)	680,438
Non-operating (expense) income, net	(90,635)	(130,245)	7,186	142,588	(71,106)

Income from continuing operations before taxes	210,913	330,832	67,587	—	609,332
Income tax expense	82,359	132,282	19,083	—	233,724

Income from continuing operations	128,554	198,550	48,504	—	375,608
Loss from discontinued operations, net of taxes	—	(1,583)	—	—	(1,583)
Equity earnings from subsidiaries	226,748	—	—	(226,748)	—

Net income	355,302	196,967	48,504	(226,748)	374,025
Less: Net income attributable to noncontrolling interests	—	—	18,723	—	18,723

Net income attributable to Quest Diagnostics	$355,302	$196,967	$29,781	$(226,748)	$355,302

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Balance Sheet
June 30, 2010

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$386,621	$11,649	$49,618	$—	$447,888
Accounts receivable, net	26,185	132,217	711,241	—	869,643
Other current assets	71,816	158,993	99,207	(16,203)	313,813

Total current assets	484,622	302,859	860,066	(16,203)	1,631,344
Property, plant and equipment, net	170,348	600,892	32,950	—	804,190
Goodwill and intangible assets, net	156,126	5,294,552	412,307	—	5,862,985
Intercompany receivable (payable)	351,019	14,896	(365,915)	—	—
Investment in subsidiaries	5,952,245	—	—	(5,952,245)	—
Other assets	196,817	10,364	57,675	(81,583)	183,273

Total assets	$7,311,177	$6,223,563	$997,083	$(6,050,031)	$8,481,792

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$617,901	$171,906	$50,771	$(16,203)	$824,375
Current portion of long-term debt	165,977	2,946	2,205	—	171,128

Total current liabilities	783,878	174,852	52,976	(16,203)	995,503
Long-term debt	2,499,029	147,535	327,275	—	2,973,839
Other liabilities	103,938	497,323	45,884	(81,583)	565,562
Stockholders’ equity:
Quest Diagnostics stockholders’ equity	3,924,332	5,403,853	548,392	(5,952,245)	3,924,332
Noncontrolling interests	—	—	22,556	—	22,556

Total stockholders’ equity	3,924,332	5,403,853	570,948	(5,952,245)	3,946,888

Total liabilities and stockholders’ equity	$7,311,177	$6,223,563	$997,083	$(6,050,031)	$8,481,792

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$357,063	$172,872	$36,192	$(191,098)	$375,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,331	93,907	8,069	—	126,307
Provision for doubtful accounts	3,006	24,669	120,728	—	148,403
Other, net	(131,368)	(6,194)	(17,401)	191,098	36,135
Changes in operating assets and liabilities	82,079	(196,396)	(123,173)	—	(237,490)

Net cash provided by operating activities	335,111	88,858	24,415	—	448,384
Net cash provided by (used in) investing activities	11,063	(68,458)	(2,763)	(31,886)	(92,044)
Net cash used in financing activities	(424,511)	(26,208)	(23,875)	31,886	(442,708)

Net change in cash and cash equivalents	(78,337)	(5,808)	(2,223)	—	(86,368)
Cash and cash equivalents, beginning of period	464,958	17,457	51,841	—	534,256

Cash and cash equivalents, end of period	$386,621	$11,649	$49,618	$—	$447,888

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$355,302	$196,967	$48,504	$(226,748)	$374,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,105	94,480	7,462	—	130,047
Provision for doubtful accounts	3,004	34,322	128,098	—	165,424
Other, net	(170,732)	45,361	(3,455)	226,748	97,922
Changes in operating assets and liabilities	(80,445)	(289,358)	(134,059)	—	(503,862)

Net cash provided by operating activities	135,234	81,772	46,550	—	263,556
Net cash provided by (used in) investing activities	167,271	(62,224)	(1,056)	(198,067)	(94,076)
Net cash used in financing activities	(465,447)	(11,756)	(24,996)	198,067	(304,132)

Net change in cash and cash equivalents	(162,942)	7,792	20,498	—	(134,652)
Cash and cash equivalents, beginning of period	218,565	6,715	28,666	—	253,946

Cash and cash equivalents, end of period	$55,623	$14,507	$49,164	$—	$119,294

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          Healthcare Reform

          In March 2010, U.S. federal legislation was enacted which is likely to have a significant impact on, among other things, access to and the cost of healthcare in the United States. The legislation provides for extensive health insurance reforms and expands coverage to approximately 32 million Americans, which will result in expanded access to healthcare. In addition, the legislation eliminates patient cost-sharing for certain prevention and wellness benefits for plans that are not “grandfathered”. We believe these changes will benefit our industry by leading to increased utilization of our services.

          These benefits are expected to be partially offset by provisions of the legislation aimed at reducing the overall cost of healthcare. Impacting laboratories specifically, the legislation provides for annual reductions in the Medicare clinical laboratory fee schedule of 1.75% for five years beginning in 2011 and includes a productivity adjustment which reduces the CPI market basket update beginning in 2011. In 2009, approximately 12% of our consolidated revenues were reimbursed by Medicare under the clinical laboratory fee schedule. The legislation also imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013.

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

          In addition to the healthcare reform legislation, in June 2010, the President signed into law an extension to delay until November 30, 2010 a potential 21.2% decrease in the Medicare fee schedule for pathology and other physician services performed for patients and billed under Part B of the Medicare program. It is currently not clear if legislation will be passed to permanently eliminate this potential fee decrease. In 2009, approximately 3% of our consolidated revenues were reimbursed based on this fee schedule.

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

          Results of Operations

          Our clinical testing business currently represents our one reportable business segment. In both 2010 and 2009, our clinical testing business accounted for greater than 90% of net revenues. Our other operating segments consist of our risk assessment services, clinical trials testing, healthcare information technology, and diagnostic products businesses. Our business segment information is disclosed in Note 11 to the interim consolidated financial statements.

          Three and Six Months Ended June 30, 2010 Compared with Three and Six Months Ended June 30, 2009

          Continuing Operations

          Income from continuing operations for the three months ended June 30, 2010 was $195 million, or $1.07 per diluted share, compared to $188 million, or $1.00 per diluted share, in 2009. Income from continuing operations for the six months ended June 30, 2010 was $357 million, or $1.96 per diluted share, compared to $357 million, or $1.89 per diluted share, in 2009. The increase in income from continuing operations for the three months ended June 30, 2010 compared to the prior year period was principally driven by actions we have taken to adjust our cost structure in response to lower testing volume, reduced costs for performance-based compensation, improved experience associated with professional liability claims and continued progress in reducing bad debt expense. Lower share counts, resulting from share repurchases, contributed to the earnings per share improvement for both periods.

          Results for the six months ended June 30, 2010 include a first quarter charge of $17.3 million, or $0.06 per diluted share, principally associated with workforce reductions. Of these costs, $4.5 million and $12.8 million, respectively, were included in cost of services and selling, general and administrative expenses. In addition, we estimate that the impact of severe weather in the first quarter of 2010 adversely affected the comparison of operating income for the six months ended June 30, 2010 to the prior year period by $14.3 million, or $0.05 per diluted share.

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

          Net Revenues

          Net revenues for the three months ended June 30, 2010 were $1.9 billion and reflect a decrease of 1.4% from the prior year level. Net revenues for the six months ended June 30, 2010 were $3.7 billion and reflect a decrease of 0.8% from the prior year level.

          For the second quarter of 2010, revenues for our clinical testing business, which accounts for over 90% of our net revenues, decreased by 1.6% compared to the prior year. Clinical testing volume, measured by the number of requisitions, decreased 1.3% for the quarter. We believe that clinical testing volume was adversely affected primarily by a general slowdown in physician office visits. Revenue per requisition decreased 0.3% for the three months ended June 30, 2010. Revenue per requisition continues to benefit from an increased mix of gene-based and esoteric testing and increases in the number of tests ordered per requisition. This benefit has been offset by the 1.9% Medicare fee schedule decrease, which went into effect on January 1, 2010 and served to reduce revenue per requisition by 0.5%; changes in business and payer mix, including an increase in drugs-of-abuse testing, and a reduction in anatomic pathology testing; and pricing changes in connection with several large contract extensions.

          For the six months ended June 30, 2010, revenues for our clinical testing business were 1.0% below the prior year level. Clinical testing volume, measured by the number of requisitions, decreased 1.9%. We believe that clinical testing volume was adversely affected primarily by a general slowdown in physician office visits and severe weather in the first quarter of 2010. Revenue per requisition increased 1.0% for the six months ended June 30, 2010, with the increase primarily driven by an increased mix of gene-based and esoteric testing and increases in the number of tests ordered by requisition, partially offset by the 1.9% Medicare fee schedule decrease, which went into effect on January 1, 2010 and served to reduce revenue per requisition by 0.5%; business and payer mix changes, including an increase in drugs-of-abuse testing and a decrease in anatomic pathology testing; and pricing changes in connection with several large contract extensions.

          Our businesses other than clinical laboratory testing accounted for approximately 8% of our net revenues for the three and six months ended June 30, 2010. These businesses include our risk assessment services, clinical trials testing, healthcare information technology, and diagnostic products businesses. These businesses contain most of our international operations and, in the aggregate, reported revenue growth for the three and six months ended June 30, 2010 of 0.1% and 1.4%, respectively, above the prior year periods, with the increases principally driven by the impact of foreign exchange rates.

          Operating Costs and Expenses

          Total operating costs and expenses for the three months ended June 30, 2010 decreased $33.6 million, compared to the second quarter of 2009, and decreased as a percentage of net revenues to 80.5% compared to 81.1% in 2009. Total operating costs and expenses for the six months ended June 30, 2010 decreased by $13.6 million from the prior year period and increased as a percentage of net revenues to 81.9% compared to 81.7% in 2009. Actions to adjust our cost structure in response to lower testing volume, reduced costs for performance-based compensation, and improved experience associated with professional liability claims and continued progress in reducing bad debt expense all served to lower total operating costs as a percentage of net revenue for the three months ended June 30, 2010.

          Lower testing volume in our clinical testing business, including the impact of severe weather in the first quarter of 2010, and charges associated with actions we have taken to adjust our cost structure served to increase total operating costs as a percentage of net revenues for the six months ended June 30, 2010. During the first quarter of 2010, we recorded $17.3 million of pre-tax charges, principally associated with workforce reductions, of which $4.5 million was recorded in cost of services and $12.8 million was recorded in selling, general and administrative expenses. In addition, operating costs for the three and six months ended June 30, 2009 include a $15.5 million gain related to an insurance settlement for storm related losses, which served to decrease total operating costs as a percentage of net revenues for the three and six months ended June 30, 2009.

          Also, year-over-year comparisons for the three and six months ended June 30, 2010 were favorably impacted by approximately $8 million and $4 million, respectively, associated with investment gains and losses on investments in our supplemental deferred compensation plans. Under our supplemental deferred compensation plans, employee compensation deferrals, together with Company matching contributions, are invested in a variety of investments held in trusts. Gains and losses associated with the investments are recorded in earnings within “other expense, net.” A corresponding and offsetting adjustment is also recorded to the deferred compensation obligation to reflect investment gains and losses earned by the employee. Such adjustments to the deferred compensation obligation are recorded in earnings principally within “selling, general and administrative expenses” and offset the amount of investment gains and losses recorded in “other expense, net.” Results for the three and six months ended June 30, 2010 included a reduction in operating costs of $3.9 million and $1.4 million, respectively, representing a decrease in the deferred compensation obligation to reflect investment losses incurred by employees participating in our deferred compensation plans. Results for the three and six months ended June 30, 2009 included an increase in operating costs of $4.3 million and $2.5 million, respectively, representing an increase in the deferred compensation obligation to reflect investment gains earned by employees participating in our deferred compensation plans.

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 57.6% of net revenues for the three months ended June 30, 2010, decreasing from 57.9% of net revenues in the prior year period. For the six months ended June 30, 2010, cost of services, as a percentage of net revenues, was 58.3%, increasing from 58.1% of net revenues in the prior year period. The improvement in cost of services as a percentage of net revenues for the three months ended June 30, 2010 primarily reflects actions we have taken to adjust our cost structure in response to lower testing volumes, reduced performance-based compensation, and improved experience associated with professional liability claims. The increase for the six months ended June 30, 2010 primarily reflects lower testing volume in our clinical testing business, including the impact of severe weather in the first quarter of 2010, and charges associated with workforce reductions in response to lower testing volume, partially offset by reduced performance-based compensation and improved experience associated with professional liability claims.

          Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense, and general management and administrative support was 22.4% of net revenues for the three months ended June 30, 2010, compared to 23.6% in the prior year period. For the six months ended June 30, 2010, selling, general and administrative expenses, as a percentage of net revenues, was 23.1% compared to 23.5% in the prior year period. The improvement in selling, general, and administrative expenses as a percentage of net revenues for the three months ended June 30, 2010 primarily reflects the impact of actions we have taken to adjust our cost structure in response to lower testing volume, reduced performance-based compensation and improvements in bad debt expense. The improvement for the six months ended June 30, 2010 primarily reflects the impact of cost reduction measures to adjust our cost structure in response to lower testing volume, reduced performance-based compensation and improvements in bad debt expense, partially offset by charges associated with workforce reductions. In addition, year-over-year comparisons of selling, general and administrative expenses as a percentage of net revenues for the three and six months ended June 30, 2010 were favorably impacted by approximately 40 basis points and 10 basis points, respectively, associated with investment gains and losses earned by employees on assets held in trusts under our deferred compensation plans discussed earlier.

          For the three months ended June 30, 2010, bad debt expense was 3.8% compared to 4.4% of net revenues, in the prior year period. For the six months ended June 30, 2010, bad debt expense was 4.0% compared to 4.5% of net revenues in the prior year period. Continued progress in our billing and collection processes has resulted in improvements in bad debt, days sales outstanding and the cost of our billing operation. With our disciplined approach, we expect to see continued strong performance in our billing and collection metrics, despite a slow economy.

          Other operating expense (income), net represents miscellaneous income and expense items related to operating activities including gains and losses associated with the disposal of operating assets and provisions for restructurings and other special charges. For the three and six months ended June 30, 2009, other operating expense (income), net includes a $15.5 million gain associated with an insurance settlement for storm related losses.

          Operating Income

          Operating income for the three months ended June 30, 2010 was $366 million, or 19.5% of net revenues, compared to $359 million, or 18.9% of net revenues, in the prior year period. For the six months ended June 30, 2010, operating income was $664 million, or 18.1% of net revenues, compared to $680 million, or 18.3% of net revenues in the prior year period. For the three months ended June 30, 2010, the improvement in operating margin primarily reflects the impact of actions we have taken to adjust our cost structure in response to lower testing volume. In addition, reduced costs for performance-based compensation, improved experience associated with professional liability claims and continued progress in reducing bad debt expense all served to expand operating income as a percentage of net revenues. In addition, year-over-year comparisons were favorably impacted by approximately $8 million, or approximately 40 basis points, associated with investment gains and losses earned by employees on assets held in trusts under our deferred compensation plans. For the six months ended June 30, 2010, the decrease in operating income as a percentage of net revenues primarily reflects the impact of lower testing volume in our clinical testing business, including the estimated impact of severe weather in the first quarter of 2010, and charges associated with workforce reductions, partially offset by actions taken to adjust our cost structure reduced performance-based compensation, improved experience associated with professional liability claims and bad debt expense. The estimated impact of severe weather combined with charges associated with actions we have taken to adjust our cost structure adversely impacted the year-over-year change in operating income as a percentage of net revenues by 90 basis points, compared to the prior year-to-date period. In addition, the year-over-year change in operating income as a percentage of net revenues for the three and six months ended June 30, 2009 is also adversely impacted by a $15.5 million gain related to an insurance settlement for storm related losses, which served to increase operating income as a percentage of net revenues for the three and six months ended June 30, 2009. Also, year-over-year comparisons were favorably impacted by approximately $4 million, or approximately 10 basis points, associated with investment gains and losses earned by employees on assets held in trusts under our deferred compensation plans.

          Other Income (Expense)

          Interest expense, net for the three and six months ended June 30, 2010 decreased $0.5 million and $4 million, respectively, compared to the prior year periods. These decreases were primarily due to lower interest rates on our variable-rate debt.

          Other expense, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets. For the three months ended June 30, 2010, other expense, net includes losses of $3.9 million associated with investments held in trusts pursuant to our supplemental deferred compensation plans and a loss of $3.3 million from other investments. For the six months ended June 30, 2010, other expense, net reflects net losses of $1.4 million associated with investments held in trusts pursuant to our supplemental deferred compensation plans and a net gain of $0.7 million from other investments.

          For the three and six months ended June 30, 2009, other expense, net includes gains of $4.3 million and $2.5 million, respectively, associated with investments held in trusts pursuant to our supplemental deferred compensation plans. Additionally, for the three and six months ended June 30, 2009, other expense, net includes a charge of $7.0 million associated with the write-down of an investment and a charge of $6.3 million associated with the early extinguishment of debt.

          Discontinued Operations

          Results of discontinued operations, net of taxes, for the three months ended June 30, 2010 and 2009, were a loss of $0.3 million and income of $0.1 million, respectively, with no impact on diluted earnings per share. For the six months ended June 30, 2010 and 2009, loss from discontinued operations, net of taxes was $0.3 million, with no earnings per share impact, and $1.6 million or $0.01 per diluted share, respectively. See Note 10 to the interim consolidated financial statements for further details.

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

          At June 30, 2010 and December 31, 2009, the fair value of our debt was estimated at approximately $3.3 billion, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At June 30, 2010 and December 31, 2009, the estimated fair value exceeded the carrying value of the debt by $164 million and $151 million, respectively. A hypothetical 10% increase in interest rates (representing 47 basis points at June 30, 2010 and 46 basis points at December 31, 2009) would potentially reduce the estimated fair value of our debt by $90 million and $96 million at June 30, 2010 and December 31, 2009, respectively.

          Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility and our term loan due May 2012 are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest rates on our senior unsecured revolving credit facility and term loan due May 2012 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing costs under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of June 30, 2010, the borrowing rates under these credit facilities were: for our secured receivables credit facility, 1.5%; for our senior unsecured credit facility, LIBOR plus 0.40%; and for our term loan due May 2012, LIBOR plus 0.40%. At June 30, 2010, the weighted average LIBOR was 0.31%. At June 30, 2010, there was $742 million outstanding under our term loan due May 2012, and no borrowings outstanding under our $750 million senior unsecured revolving credit facility or our $525 million secured receivables credit facility.

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

          In November 2009, we entered into various fixed-to-variable interest rate swap agreements that effectively convert a portion of our 4.75% Senior Notes due 2020 to variable-interest rate debt based on LIBOR plus 1.33%. At June 30, 2010, the interest rate swap agreements which expire in January 2020 have a notional amount totaling $350 million. The fixed-to-variable interest rate swap agreements are accounted for as fair value hedges of a portion of our outstanding 4.75% Senior Notes due 2020. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 4 basis points) would impact annual interest expense by $0.5 million, assuming no changes to the debt outstanding at June 30, 2010.

          The fair value of the fixed-to-variable interest rate swap agreements at June 30, 2010 was an asset of $21 million. A hypothetical 10% change in interest rates (representing 30 basis points) would potentially change the fair value of the asset of these instruments by approximately $9 million.

          For details regarding our outstanding debt, see Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. For details regarding our derivative financial instruments, see Note 6 to the interim consolidated financial statements.

          Risk Associated with Investment Portfolio

          Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying values of our available-for-sale equity securities and privately held securities were $17 million at June 30, 2010.

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

          Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at June 30, 2010 totaled $448 million compared to $534 million at December 31, 2009. Cash and cash equivalents consist of highly liquid short-term investments. For the six months ended June 30, 2010, cash flows from operating activities of $448 million, together with cash on-hand, were used to fund investing and financing activities of $92 million and $443 million, respectively. Cash and cash equivalents at June 30, 2009 totaled $119 million compared to $254 million at December 31, 2008. For the six months ended June 30, 2009, cash flows from operating activities of $264 million, together with cash on-hand, were used to fund investing and financing activities of $94 million and $304 million, respectively.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for the six months ended June 30, 2010 was $448 million compared to $264 million in the prior year period. For the six months ended June 30, 2009, cash flows from operating activities includes second quarter 2009 payments totaling $308 million in connection with the NID settlement (see Note 10 to the interim consolidated financial statements), or $258 million net of an associated reduction in estimated tax payments. After giving consideration to the settlement payments, net of the associated reduction in tax payments, underlying cash flows from operating activities decreased in comparison to the prior year level, primarily driven by a change in the timing of variable compensation and accrued expenses. Days sales outstanding, a measure of billing and collection efficiency, were 42 days at June 30, 2010 compared to 43 days at both June 30, 2009 and December 31, 2009.

          Cash Flows from Investing Activities

          Net cash used in investing activities for the six months ended June 30, 2010 and 2009 was $92 million and $94 million, respectively and consisted principally of capital expenditures.

          Cash Flows from Financing Activities

          Net cash used in financing activities for the six months ended June 30, 2010 was $443 million, consisting primarily of purchases of treasury stock totaling $426 million, dividend payments of $36 million and distributions to noncontrolling interests of $17 million, partially offset by $40 million in proceeds from the exercise of stock options, including related tax benefits. The $426 million of treasury stock purchases represents 7.7 million shares of our common stock purchased at an average price of $55.00 per share, including 4.5 million shares purchased in the first quarter at an average price of $56.21 for $251 million under an accelerated share repurchase transaction with a bank.

          Net cash used in financing activities for the six months ended June 30, 2009 was $304 million, consisting primarily of purchases of treasury stock totaling $250 million, dividend payments of $38 million and a decrease in book overdrafts of $20 million, partially offset by $19 million in proceeds from the exercise of stock options, including related tax benefits. The $250 million of treasury stock purchases represents 5.6 million shares of our common stock purchased at an average price of $44.48 per share. Cash flows from financing activities for the six months ended June 30, 2009 also included $510 million of borrowings and $511 million of repayments. Borrowings under our secured receivables credit facility totaled $510 million and were used primarily to fund the NID settlement payments totaling $308 million and retire debt of $150 million in connection with our June 2009 debt tender. Debt repayments of $511 million consisted primarily of the repayment of $310 million on our secured receivables credit facility, $174 million of our 5.125% senior notes due 2010 and $26 million of our 7.50% senior notes due 2011.

          Dividend Program

          During each of the quarters of 2010 and 2009, our Board of Directors declared a quarterly cash dividend of $0.10 per common share. On May 6, 2010, our Board of Directors declared a quarterly cash dividend per common share of $0.10, paid on July 20, 2010. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchase Plan

          In January 2010, our Board of Directors authorized $750 million of additional share repurchases. The share repurchase authorization has no set expiration or termination date. For the three months ended June 30, 2010, we repurchased 3.3 million shares of our common stock at an average price of $53.36 per share for $175 million. For the six months ended June 30, 2010, we repurchased 7.7 million shares of our common stock at an average price of $55.00 per share for $426 million, including 4.5 million shares purchased in the first quarter at an average price of $56.21 per share for $251 million under an accelerated share repurchase transaction with a bank. For the three and six months ended June 30, 2010, we reissued 0.6 million shares and 1.6 million shares, respectively, for employee benefit plans. Since its inception in May 2003, we have repurchased approximately 67 million shares of our common stock at an average price of $47.19 for $3.2 billion under our share repurchase program. At June 30, 2010, $324 million of share repurchase authorization remained available which we currently intend to utilize during the remainder of 2010.

          Contractual Obligations and Commitments

          The following table summarizes certain of our contractual obligations as of June 30, 2010:

	Payments due by period

	(in thousands)
Contractual Obligations	Total	Remainder of 2010	1-3 years	3 –5 years	After 5 years

Outstanding debt	$3,116,802	$165,534	$901,268	$—	$2,050,000
Capital lease obligations	26,605	2,908	10,286	7,202	6,209
Interest payments on outstanding debt	1,695,100	66,426	232,005	322,225	1,074,444
Operating leases	634,019	94,544	257,647	126,665	155,163
Purchase obligations	114,150	26,178	66,592	17,174	4,206

Total contractual obligations	$5,586,676	$355,590	$1,467,798	$473,266	$3,290,022

          Interest payments on our outstanding debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of June 30, 2010 applied to the June 30, 2010 balances, which are assumed to remain outstanding through their maturity dates.

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

          As of June 30, 2010, our total liabilities for unrecognized tax benefits were approximately $142 million, which were excluded from the table above. We believe it is reasonably possible that our liabilities for unrecognized tax benefits may decrease by $27 million within the next twelve months, primarily as a result of the expiration of statues of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 5 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

          Our credit agreements and our term loan due May 2012 contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of June 30, 2010, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

          As of June 30, 2010, $1.3 billion of borrowing capacity was available under our existing credit facilities, consisting of $525 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

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

          New Accounting Standards

          In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables, and an amendment to the accounting standards related to certain revenue arrangements that include software elements. In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. In February 2010, the FASB issued an amendment to the accounting standards related to the accounting for, and disclosure of, subsequent events in an entity’s consolidated financial statements. The impact of these accounting standards is discussed in Note 2 to the interim consolidated financial statements.

          Forward-Looking Statements

          Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue”. These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could significantly cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, adverse results from pending or future government investigations, lawsuits or private actions, the competitive environment, changes in government regulations, changing relationships with customers, payers, suppliers and strategic partners and other factors discussed in “Business,” “Risk Factors,” “Cautionary Factors That May Affect Future Results,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” in our 2009 Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Quantitative and Qualitative Disclosures About Market Risk” and “Risk Factors” in our 2010 Quarterly Reports on Form 10-Q and other items throughout the 2009 Form 10-K and our 2010 Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

          During the second quarter of 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          See Note 9 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

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

          Government oversight of and attention to the healthcare industry in the United States is significant and increasing. In March 2010, U.S. federal legislation was enacted to reform healthcare. The legislation provides for reductions in the Medicare clinical laboratory fee schedule of 1.75% for five years beginning in 2011 and also includes a productivity adjustment which reduces the CPI market basket update beginning in 2011. In 2009, approximately 12% of our consolidated revenues were reimbursed by Medicare under the clinical laboratory fee schedule. The legislation imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013. The legislation establishes the Independent Payment Advisory Board, which will be responsible, beginning in 2014, annually to submit proposals aimed at reducing Medicare cost growth while preserving quality. These proposals automatically will be implemented unless Congress enacts alternative proposals that achieve the same savings targets. Further, the legislation calls for a Center for Medicare and Medicaid Innovation that will examine alternative payment methodologies and conduct demonstration programs. The legislation provides for extensive health insurance reforms, including the elimination of pre-existing condition exclusions and other limitations on coverage, fixed percentages on medical loss ratios, expansion in Medicaid and other programs, employer mandates, individual mandates, creation of state and regional health insurance exchanges, and tax subsidies for individuals to help cover the cost of individual insurance coverage. The legislation also permits the establishment of accountable care organizations, a new healthcare delivery model. While the ultimate impact of the legislation on the healthcare industry is unknown, it is likely to be extensive and may result in significant change. Our failure to adapt to these changes could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the second quarter of 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

April 1, 2010 – April 30, 2010
Share Repurchase Program (A)	174,654	$57.91	174,654	$489,224
Employee Transactions (B)	66	$58.07	N/A	N/A
May 1, 2010 – May 31, 2010
Share Repurchase Program (A)	1,330,903	$53.94	1,330,903	$417,435
Employee Transactions (B)	3,155	$55.32	N/A	N/A
June 1, 2010 – June 30, 2010
Share Repurchase Program (A)	1,775,300	$52.47	1,775,300	$324,277
Employee Transactions (B)	548	$52.43	N/A	N/A
Total
Share Repurchase Program (A)	3,280,857	$53.36	3,280,857	$324,277
Employee Transactions (B)	3,769	$54.95	N/A	N/A

(A)

In January 2010, our Board of Directors authorized the Company to repurchase an additional $750 million of the Company’s common stock. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $3.5 billion of share repurchases of our common stock through June 30, 2010. The share repurchase authorization has no set expiration or termination date.

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

Item 6. Exhibits

          Exhibits:

10.1	Amendment dated May 6, 2010 to the Stockholders Agreement dated as of August 16, 1999 between Quest Diagnostics Incorporated and SmithKline Beecham plc
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	dgx-20100630.xml

101.SCH	dgx-20100630.xsd

101.CAL	dgx-20100630_cal.xml

101.DEF	dgx-20100630_def.xml

101.LAB	dgx-20100630_lab.xml

101.PRE	dgx-20100630_pre.xml

101.REF	dgx-20100630_ref.xml

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 27, 2010
Quest Diagnostics Incorporated

By	/s/ Surya N. Mohapatra

Surya N. Mohapatra, Ph.D.
Chairman of the Board, President and Chief Executive Officer

By	/s/ Robert A. Hagemann

Robert A. Hagemann
Senior Vice President and
Chief Financial Office