Form 10-Q
period 2010-09-30
QUEST DIAGNOSTICS INC
filed 2010-10-26
CIK 1022079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
Commission file number 001-12215

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

As of October 18, 2010, there were 170,404,902 outstanding shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Index to consolidated financial statements filed as part of this report:

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009	2

	Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	4

	Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2010 and 2009	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”	33

Item 4.	Controls and Procedures

	Controls and Procedures	33

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Net revenues	$1,864,655	$1,897,146	$5,544,885	$5,606,970

Operating costs and expenses:
Cost of services	1,091,465	1,097,535	3,236,809	3,251,236
Selling, general and administrative	426,562	441,569	1,276,707	1,314,626
Amortization of intangible assets	9,915	9,154	28,544	27,536
Other operating (income) expense, net	(154)	608	1,502	(15,146)

Total operating costs and expenses	1,527,788	1,548,866	4,543,562	4,578,252

Operating income	336,867	348,280	1,001,323	1,028,718

Other income (expense):
Interest expense, net	(36,200)	(33,065)	(108,522)	(109,319)
Equity earnings in unconsolidated joint ventures	7,201	8,572	22,550	25,524
Other income (expense), net	3,150	2,450	2,043	(9,354)

Total non-operating expenses, net	(25,849)	(22,043)	(83,929)	(93,149)

Income from continuing operations before taxes	311,018	326,237	917,394	935,569
Income tax expense	102,902	125,145	333,931	358,869

Income from continuing operations	208,116	201,092	583,463	576,700
(Loss) income from discontinued operations, net of taxes	(360)	543	(678)	(1,040)

Net income	207,756	201,635	582,785	575,660
Less: Net income attributable to noncontrolling interests	9,681	9,416	27,647	28,139

Net income attributable to Quest Diagnostics	$198,075	$192,219	$555,138	$547,521

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$198,435	$191,676	$555,816	$548,561
(Loss) income from discontinued operations, net of taxes	(360)	543	(678)	(1,040)

Net income	$198,075	$192,219	$555,138	$547,521

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$1.14	$1.03	$3.12	$2.93
(Loss) income from discontinued operations	—	—	—	(0.01)

Net income	$1.14	$1.03	$3.12	$2.92

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$1.13	$1.02	$3.09	$2.91
(Loss) income from discontinued operations	—	—	—	(0.01)

Net income	$1.13	$1.02	$3.09	$2.90

Weighted average common shares outstanding:
Basic	173,229	185,124	177,456	186,587
Diluted	174,315	187,164	179,153	188,288

Dividends per common share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2010 AND DECEMBER 31, 2009
(in thousands, except per share data)

	September 30, 2010	December 31, 2009

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$369,261	$534,256
Accounts receivable, net of allowance for doubtful accounts of $232,394 and $238,206 at September 30, 2010 and December 31, 2009, respectively	884,094	827,343
Inventories	73,188	91,386
Deferred income taxes	131,069	131,800
Prepaid expenses and other current assets	95,102	94,640

Total current assets	1,552,714	1,679,425
Property, plant and equipment, net	812,371	825,946
Goodwill, net	5,100,389	5,083,944
Intangible assets, net	806,077	823,665
Other assets	187,787	150,663

Total assets	$8,459,338	$8,563,643

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$816,806	$888,705
Current portion of long-term debt	331,526	170,507

Total current liabilities	1,148,332	1,059,212
Long-term debt	2,835,937	2,936,792
Other liabilities	594,364	556,175
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both September 30, 2010 and December 31, 2009; 214,171 shares and 214,110 shares issued at September 30, 2010 and December 31, 2009, respectively	2,142	2,141
Additional paid-in capital	2,305,520	2,302,368
Retained earnings	3,718,829	3,216,639
Accumulated other comprehensive income (loss)	6,276	(20,961)
Treasury stock, at cost; 43,804 shares and 30,817 shares at September 30, 2010 and December 31, 2009, respectively	(2,175,402)	(1,510,548)

Total Quest Diagnostics stockholders’ equity	3,857,365	3,989,639
Noncontrolling interests	23,340	21,825

Total stockholders’ equity	3,880,705	4,011,464

Total liabilities and stockholders’ equity	$8,459,338	$8,563,643

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)
(in thousands)

	Nine Months Ended September 30,

	2010	2009

Cash flows from operating activities:
Net income	$582,785	$575,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	190,444	193,662
Provision for doubtful accounts	222,882	249,332
Deferred income tax (benefit) provision	(4,673)	58,948
Stock-based compensation expense	45,042	53,330
Excess tax benefits from stock-based compensation arrangements	(24)	(3,190)
Other, net	14,322	10,899
Changes in operating assets and liabilities:
Accounts receivable	(279,879)	(304,046)
Accounts payable and accrued expenses	(26,646)	68,818
Settlement and other special charges	—	(314,386)
Income taxes payable	19,095	13,317
Other assets and liabilities, net	15,110	34,755

Net cash provided by operating activities	778,458	637,099

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(16,603)
Capital expenditures	(136,291)	(117,033)
Increase in investments and other assets	(3,543)	(6,557)

Net cash used in investing activities	(139,834)	(140,193)

Cash flows from financing activities:
Proceeds from borrowings	—	510,000
Repayments of debt	(2,578)	(617,806)
Purchases of treasury stock	(750,000)	(349,991)
Exercise of stock options	40,787	46,576
Excess tax benefits from stock-based compensation arrangements	24	3,190
Dividends paid	(54,217)	(56,226)
Distributions to noncontrolling interests	(25,568)	(23,036)
Other financing activities	(12,067)	(16,526)

Net cash used in financing activities	(803,619)	(503,819)

Net change in cash and cash equivalents	(164,995)	(6,913)

Cash and cash equivalents, beginning of period	534,256	253,946

Cash and cash equivalents, end of period	$369,261	$247,033

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(unaudited)
(in thousands)

		Quest Diagnostics Stockholders’ Equity

	Shares of Common Stock Outstand- ing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at Cost	Compre- hensive Income	Non- controlling Interests	Total Stock- holders’ Equity

Balance, December 31, 2009	183,293	$2,141	$2,302,368	$3,216,639	$(20,961)	$(1,510,548)		$21,825	$4,011,464
Net income				555,138			$555,138	27,647	582,785
Currency translation					24,321		24,321		24,321
Market valuation, net of tax expense of $(1,517)					2,373		2,373		2,373
Deferred loss, less reclassifications					543		543		543

Comprehensive income							$582,375

Dividends declared				(52,948)					(52,948)
Distributions to noncontrolling interests								(25,568)	(25,568)
Issuance of common stock under benefit plans	993	2	(24,782)			39,790			15,010
Stock-based compensation expense			42,389			2,653			45,042
Exercise of stock options	1,048		(11,530)			52,317			40,787
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(274)	(1)	(5,600)			(9,614)			(15,215)
Tax benefits associated with stock-based compensation plans			2,675						2,675
Purchases of treasury stock	(14,693)					(750,000)			(750,000)
Other								(564)	(564)

Balance, September 30, 2010	170,367	$2,142	$2,305,520	$3,718,829	$6,276	$(2,175,402)		$23,340	$3,880,705

		Quest Diagnostics Stockholders’ Equity

	Shares of Common Stock Outstand- ing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Compre- hensive Income	Non- controlling Interests	Total Stock- holders’ Equity

Balance, December 31, 2008	190,374	$2,141	$2,262,065	$2,561,679	$(68,068)	$(1,152,921)		$20,238	$3,625,134
Net income				547,521			$547,521	28,139	575,660
Currency translation					59,009		59,009		59,009
Market valuation, net of tax benefit of $190					290		290		290
Deferred loss, less reclassifications					(5,163)		(5,163)		(5,163)

Comprehensive income							$601,657

Dividends declared				(55,779)					(55,779)
Distributions to noncontrolling interests								(23,036)	(23,036)
Issuance of common stock under benefit plans	594		1,063			13,301			14,364
Stock-based compensation expense			40,228			13,102			53,330
Exercise of stock options	1,422		(21,681)			68,257			46,576
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(130)		(1,902)			(3,996)			(5,898)
Tax benefits associated with stock-based compensation plans			3,611						3,611
Purchase of treasury stock	(7,469)					(349,991)			(349,991)

Balance, September 30, 2009	184,791	$2,141	$2,283,384	$3,053,421	$(13,932)	$(1,412,248)		$25,341	$3,938,107

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

          In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminates the use of the residual method for allocating arrangement consideration and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard will become effective for the Company on January 1, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

          In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition accounting standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard will become effective for the Company on January 1, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

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

          In August 2010, the FASB issued an amendment to the accounting standards related to the accounting for insurance recoveries. This standard clarifies that a healthcare entity may not net insurance recoveries against related professional claim liabilities in its balance sheet. In addition, this standard also requires that claim liabilities be determined without consideration of insurance recoveries. This standard will become effective for the Company on January 1, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

          In August 2010, the FASB issued an amendment to the accounting standards related to the financial statement disclosure of the amount of charity care provided by a healthcare entity. This standard requires that the cost of performing services be used as the measurement basis for charity care disclosures. This standard will become effective for the Company on January 1, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

3.	EARNINGS PER SHARE

          The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$198,435	$191,676	$555,816	$548,561
(Loss) income from discontinued operations	(360)	543	(678)	(1,040)

Net income available to Quest Diagnostics’ common stockholders	$198,075	$192,219	$555,138	$547,521

Income from continuing operations	$198,435	$191,676	$555,816	$548,561
Less: Earnings allocated to participating securities	957	682	2,545	1,576

Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$197,478	$190,994	$553,271	$546,985

Weighted average common shares outstanding – basic	173,229	185,124	177,456	186,587

Effect of dilutive securities:
Stock options and performance share units	1,086	2,040	1,697	1,701

Weighted average common shares outstanding – diluted	174,315	187,164	179,153	188,288

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$1.14	$1.03	$3.12	$2.93
(Loss) income from discontinued operations	—	—	—	(0.01)

Net income	$1.14	$1.03	$3.12	$2.92

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$1.13	$1.02	$3.09	$2.91
(Loss) income from discontinued operations	—	—	—	(0.01)

Net income	$1.13	$1.02	$3.09	$2.90

          Stock options and performance share units of 3.3 million shares and 3.0 million shares for the three and nine months ended September 30, 2010, respectively, were not included due to their antidilutive effect.

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

          Level 3: Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

          The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs

September 30, 2010		Level 1	Level 2	Level 3

Assets:
Trading securities	$35,240	$35,240	$—	$—
Interest rate swaps	30,688	—	30,688	—
Cash surrender value of life insurance policies	19,256	—	19,256	—
Available-for-sale equity securities	3,892	—	—	3,892
Foreign currency forward contracts	5,781	—	5,781	—

Total	$94,857	$35,240	$55,725	$3,892

Liabilities:
Deferred compensation liabilities	$56,695	$—	$56,695	$—
Foreign currency forward contracts	522	—	522	—

Total	$57,217	$—	$57,217	$—

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

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At September 30, 2010 and December 31, 2009, the fair value of the Company’s debt was estimated at $3.4 and $3.3 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At September 30, 2010 and December 31, 2009, the estimated fair value exceeded the carrying value of the debt by $203 million and $151 million, respectively.

5.	GOODWILL AND INTANGIBLE ASSETS

          The changes in goodwill, net for the nine months ended September 30, 2010 and for the year ended December 31, 2009 are as follows:

	September 30, 2010	December 31, 2009

Balance at beginning of period	$5,083,944	$5,054,926
Goodwill acquired during the year	—	25,973
Other purchase accounting adjustments	246	(21,195)
Increase related to foreign currency translation	16,199	24,240

Balance at end of period	$5,100,389	$5,083,944

          Approximately 90% of the Company’s goodwill as of September 30, 2010 and December 31, 2009 was associated with its clinical testing business.

          For the year ended December 31, 2009, goodwill acquired during the year was associated with several immaterial acquisitions. For the nine months ended September 30, 2010, other purchase accounting adjustments were primarily related to a milestone payment on an acquisition from 2008. For the year ended December 31, 2009, other purchase accounting adjustments were primarily related to a payment received from an escrow fund established at the time of an acquisition in 2007.

          Intangible assets at September 30, 2010 and December 31, 2009 consisted of the following:

	Weighted Average Amortization Period	September 30, 2010			December 31, 2009

		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Amortizing intangible assets:
Customer-related intangibles	19 years	$602,908	$(153,386)	$449,522	$600,460	$(129,994)	$470,466
Non-compete agreements	5 years	54,869	(51,612)	3,257	54,854	(50,252)	4,602
Other	10 years	75,288	(23,826)	51,462	68,896	(18,867)	50,029

Total	18 years	733,065	(228,824)	504,241	724,210	(199,113)	525,097

Intangible assets not subject to amortization:
Tradenames		301,836	—	301,836	298,568	—	298,568

Total intangible assets		$1,034,901	$(228,824)	$806,077	$1,022,778	$(199,113)	$823,665

          Amortization expense related to intangible assets was $9.9 million and $9.2 million for the three months ended September 30, 2010 and 2009, respectively. For the nine months ended September 30, 2010 and 2009, amortization expense related to intangible assets was $28.5 million and $27.5 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The estimated amortization expense related to intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2010 is as follows:

Fiscal Year Ending December 31,

Remainder of 2010	$10,381
2011	41,174
2012	39,056
2013	37,121
2014	36,529
2015	35,491
Thereafter	304,489

Total	$504,241

6.	FINANCIAL INSTRUMENTS

          The Company uses derivative financial instruments to manage its exposure to market risks for changes in interest rates and foreign currencies. This strategy includes the use of interest rate swap agreements, forward starting interest rate swap agreements and foreign currency forward contracts to manage its exposure to movements in interest and currency rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These policies prohibit holding or issuing derivative financial instruments for speculative or trading purposes. The Company does not enter into derivative financial instruments that contain credit-risk-related contingent features or requirements to post collateral.

          A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	September 30, 2010		December 31, 2009

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$30,688		$—

Liability Derivatives:
Interest rate swaps		$—	Other liabilities	$14,398

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:

Foreign currency forward contracts	Other current assets	$5,781	Other current assets	$2,357

Liability Derivatives:

Foreign currency forward contracts	Other current liabilities	$522	Other current liabilities	$311

Total Net Derivatives Asset		$35,947		$—

Total Net Derivatives Liability		$—		$12,352

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

          In November 2009, the Company entered into various fixed-to-variable interest rate swap agreements (the “Fixed-to-Variable Interest Rate Swap Agreements”) which have a notional amount totaling $350 million and a variable interest rate based on one-month LIBOR plus 1.33%. These derivative financial instruments are accounted for as fair value hedges of a portion of our Senior Notes due 2020 and effectively convert that portion of the debt into variable interest rate debt. Accordingly, the Company recognizes the changes in the fair value of both the Fixed-to-Variable Interest Rate Swap Agreements and the underlying debt obligation in “other income (expense), net” as equal and offsetting gains and losses. The fair value of the Fixed-to-Variable Interest Rate Swap Agreements was an asset of $30.7 million at September 30, 2010 and a liability of $14.4 million, at December 31, 2009. Since inception, the fair value hedges were effective; therefore, there is no impact on earnings for the three or nine months ended September 30, 2010 as a result of hedge ineffectiveness.

          In previous years, the Company entered into various forward starting interest rate swap agreements and treasury-lock agreements that were accounted for as cash flow hedges. The effective portions of the changes in fair value of these derivatives represent deferred gains or losses that are recorded in “accumulated other comprehensive income (loss).” These deferred gains or losses are reclassified from accumulated other comprehensive income (loss) to the statement of operations in the same period or periods during which the hedged transaction affects earnings, which is when the Company recognizes interest expense on the hedged cash flows. The total loss, net of tax benefit, recognized in accumulated other comprehensive income (loss) on these cash flow hedges as of September 30, 2010 and December 31, 2009 was $6.8 million and $7.3 million, respectively. The net amount of deferred gains and losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next 12 months is $1.1 million.

          Foreign Currency Risk

          The Company is exposed to market risk for changes in foreign exchange rates primarily under certain intercompany receivables and payables. Foreign exchange forward contracts are used to mitigate the exposure of the eventual net cash inflows or outflows resulting from these intercompany transactions. The objective is to hedge a portion of the forecasted foreign currency risk over a rolling 12-month time horizon to mitigate the eventual impacts of changes in foreign exchange rates on the cash flows of the intercompany transactions. As of September 30, 2010, the gross notional amount of foreign currency forward contracts in U.S. dollars was $56.8 million and principally consists of contracts in Swedish krona and British pounds. Notional amounts represent the face amount of contractual arrangements and the basis on which currencies are exchanged and are not a measure of market or credit risk exposure. The Company does not designate these derivative instruments as hedges under current accounting standards unless the benefits of doing so are material. The Company’s foreign exchange exposure is not material to the Company’s consolidated financial

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

condition or results of operations. The Company does not hedge its net investment in non-U.S. subsidiaries because it views those investments as long-term in nature.

7.	STOCKHOLDERS’ EQUITY

          Components of Comprehensive Income

          The market valuation adjustment for the nine months ended September 30, 2010 represents unrealized holding gains on investments, net of taxes. The deferred loss for the nine months ended September 30, 2010 primarily represents deferred losses on the Company’s interest rate swap and forward starting interest rate swap agreements, net of amounts reclassified to interest expense. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

          The market valuation adjustment for the nine months ended September 30, 2009 represents the reversal of prior period unrealized holding losses for investments, net of taxes, where the decline in fair value was deemed to be other than temporary and the resulting loss was recognized in the consolidated statement of operations. The deferred loss primarily represents deferred losses on the Company’s interest rate swap and forward starting interest rate swap agreements, net of amounts reclassified to interest expense. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

          Comprehensive Income

          For the three months ended September 30, 2010 and 2009, total comprehensive income was $253 million and $234 million, respectively.

          Dividend Program

          During each of the quarters of 2010 and 2009, the Company’s Board of Directors has declared a quarterly cash dividend of $0.10 per common share.

          Share Repurchase Plan

          In January 2010, the Company’s Board of Directors authorized the Company to repurchase an additional $750 million of the Company’s common stock. The share repurchase authorization had no set expiration or termination date.

          For the three months ended September 30, 2010, the Company repurchased 7.0 million shares of its common stock at an average price of $46.64 per share for a total of $324 million. For the nine months ended September 30, 2010, the Company repurchased 14.7 million shares of its common stock at an average price of $51.04 per share for $750 million, including 4.5 million shares purchased in the first quarter at an average price per share of $56.21 for $251 million under an accelerated share repurchase transaction (“ASR”) with a bank.

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

          For the three and nine months ended September 30, 2010, the Company reissued 0.1 million shares and 1.7 million shares, respectively, for employee benefit plans. At September 30, 2010, previous share repurchase authorizations were fully utilized.

          On October 20, 2010, the Board of Directors authorized $250 million of additional share repurchases, which have no set expiration or termination date.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          For the three months ended September 30, 2009, the Company repurchased 1.8 million shares of its common stock at an average price of $54.10 per share for a total of $100 million. For the nine months ended September 30, 2009, the Company repurchased 7.5 million shares of its common stock at an average price of $46.86 per share for $350 million, including 4.5 million shares repurchased from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $44.33 per share for $200 million. For the three and nine months ended September 30, 2009, the Company reissued 1.0 million shares and 1.9 million shares, respectively, for employee benefit plans.

8.	SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Depreciation expense	$54,222	$54,461	$161,900	$166,126

Interest expense	(36,472)	(34,758)	(109,642)	(111,562)
Interest income	272	1,693	1,120	2,243

Interest expense, net	(36,200)	(33,065)	(108,522)	(109,319)

Interest paid	62,131	42,052	118,546	118,909
Income taxes paid	127,298	115,603	324,416	283,103

Assets acquired under capital leases	12,018	2,847	16,230	2,847

9.	COMMITMENTS AND CONTINGENCIES

          The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which was renewed during the third quarter of 2010, matures on November 19, 2011 and is guaranteed by certain of the Company’s domestic, wholly-owned subsidiaries (the “Subsidiary Guarantors”).

          In support of its risk management program, to ensure the Company’s performance or payment to third parties, $72 million in letters of credit were outstanding at September 30, 2010. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments. In addition, $6 million of bank guarantees were outstanding at September 30, 2010 in support of certain foreign operations.

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

          In 2006 and 2008, the Company and several of its subsidiaries received subpoenas from the California Attorney General’s Office seeking documents relating to the Company’s billings to MediCal, the California Medicaid program. The Company cooperated with the government’s requests. Subsequently, the State of California intervened as plaintiff in a civil lawsuit, California ex rel. Hunter Laboratories, LLC v. Quest Diagnostics Incorporated., et al. (the “California Lawsuit”), filed in California Superior Court against a number of clinical laboratories, including the Company and several of its subsidiaries.The complaint was originally filed by a competitor laboratory in California under the whistleblower provisions of the California False Claims Act. The complaint was unsealed on March 20, 2009.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The complaint alleges that, among other things, the Company overcharged MediCal for testing services and violated the California False Claims Act. Violations of this statute and related regulations could lead to an injunction, fines or penalties, and exclusion from MediCal, as well as claims by third parties. The Company is engaged in discussions with the plaintiffs which could lead to an agreement to resolve some or all of the matters. However, there are no assurances that these discussions will lead to a resolution of the California Lawsuit. If the Company cannot resolve the California Lawsuit through these discussions, the Company will continue to vigorously defend itself.

          Also, in the third quarter of 2010, the California Department of Health Care Services conducted an audit of the Company’s billing to MediCal. The Department contends that the Company’s billings are not consistent with applicable California regulations, as currently interpreted by the Department. While the Company believes it is in compliance in all material respects with California requirements applicable to billing for clinical laboratory testing, the Company entered into an interim agreement under which it has agreed to temporarily suspend billing MediCal for a period of up to six months, during which it continues to provide services, pending resolution of the California Lawsuit. An unfavorable outcome of the California Lawsuit could result in reduced reimbursement from the MediCal program. Annual revenue from the MediCal program in 2009 was approximately $66 million.

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

          In August 2010, a shareholder derivative action was filed in the Superior Court of New Jersey, Morris County, on behalf of the Company against the directors and certain present officers of the Company. The complaint alleges that the defendants breached their fiduciary duties in connection with, among other things, alleged overcharges by the Company to MediCal for testing services, and seeks unspecified compensatory damages and equitable relief.

          In addition, the Company and certain of its subsidiaries have received subpoenas from state agencies in five states and from the Office of the Inspector General of the U.S. Department of Health and Human Services which seek documents relating to the Company’s billing practices. The Company is cooperating with the requests.

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

          Management has established reserves in accordance with generally accepted accounting principles for the matters discussed above. Such reserves totaled approximately $10 million as of September 30, 2010. Management cannot predict the outcome of such matters. Although management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition, the outcome may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid.

          As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company’s client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company’s insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters are established by considering actuarially determined losses based upon the Company’s historical and projected loss experience. Management believes that present insurance coverage and reserves are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company’s financial condition, the outcome may be material to the Company’s results of operations or cash flows in the period in which the impact of such claims is determined or paid.

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

          On April 15, 2009, the Company finalized the resolution of the federal government investigation related to NID and entered into a final settlement agreement with the federal government. In the second quarter of 2009, the Company paid $268 million to settle the civil allegations. The Company also entered into a five-year corporate integrity agreement with the Office of the Inspector General for the United States Department of Health and Human Services. In addition, NID pled guilty to a single count of felony misbranding and paid a $40 million fine. These second quarter payments totaling

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

$308 million, which had been previously reserved, were funded out of cash on-hand and available credit facilities. During the third quarter of 2009, the Company finalized separate settlement agreements with certain states and paid approximately $6 million, which had been previously reserved for.

          Summarized financial information for the discontinued operations of NID is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Net revenues	$—	$—	$—	$—

Income (loss) from discontinued operations before income taxes	3	642	298	(2,030)
Income tax (expense) benefit	(363)	(99)	(976)	990

(Loss) income from discontinued operations, net of taxes	$(360)	$543	$(678)	$(1,040)

          The remaining balance sheet information related to NID was not material at September 30, 2010 and December 31, 2009.

11.	BUSINESS SEGMENT INFORMATION

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

          At September 30, 2010, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

          The following table is a summary of segment information for the three and nine months ended September 30, 2010 and 2009. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, including amortization of intangible assets, are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statements contained in the Company’s 2009 Annual Report on Form 10-K and Note 2 to the interim consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

Net revenues:
Clinical laboratory testing business	$1,708,051	$1,736,846	$5,080,230	$5,142,770
All other operating segments	156,604	160,300	464,655	464,200

Total net revenues	$1,864,655	$1,897,146	$5,544,885	$5,606,970

Operating earnings (loss):
Clinical laboratory testing business	$369,168	$386,129	$1,101,733	$1,123,064
All other operating segments	16,008	14,690	33,065	48,041
General corporate expenses	(48,309)	(52,539)	(133,475)	(142,387)

Total operating income	336,867	348,280	1,001,323	1,028,718
Non-operating expenses, net	(25,849)	(22,043)	(83,929)	(93,149)

Income from continuing operations before income taxes	311,018	326,237	917,394	935,569
Income tax expense	102,902	125,145	333,931	358,869

Income from continuing operations	208,116	201,092	583,463	576,700
(Loss) income from discontinued operations, net of taxes	(360)	543	(678)	(1,040)

Net income	207,756	201,635	582,785	575,660
Less: Net income attributable to noncontrolling interests	9,681	9,416	27,647	28,139

Net income attributable to Quest Diagnostics	$198,075	$192,219	$555,138	$547,521

12.	SUMMARIZED FINANCIAL INFORMATION

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2010

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$209,156	$1,540,714	$186,307	$(71,522)	$1,864,655

Operating costs and expenses:
Cost of services	133,527	894,001	63,937	—	1,091,465
Selling, general and administrative	32,043	307,533	94,515	(7,529)	426,562
Amortization of intangible assets	618	7,597	1,700	—	9,915
Royalty (income) expense	(105,055)	105,055	—	—	—
Other operating expense (income), net	1,499	73	(1,726)	—	(154)

Total operating costs and expenses	62,632	1,314,259	158,426	(7,529)	1,527,788

Operating income	146,524	226,455	27,881	(63,993)	336,867
Non-operating (expense) income, net	(33,314)	(58,341)	1,813	63,993	(25,849)

Income from continuing operations before taxes	113,210	168,114	29,694	—	311,018
Income tax expense	29,294	66,251	7,357	—	102,902

Income from continuing operations	83,916	101,863	22,337	—	208,116
Loss from discontinued operations, net of taxes	—	(360)	—	—	(360)
Equity earnings from subsidiaries	114,159	—	—	(114,159)	—

Net income	198,075	101,503	22,337	(114,159)	207,756
Less: Net income attributable to noncontrolling interests	—	—	9,681	—	9,681

Net income attributable to Quest Diagnostics	$198,075	$101,503	$12,656	$(114,159)	$198,075

Condensed Consolidating Statement of Operations
Three Months Ended September 30, 2009

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$221,069	$1,564,664	$199,184	$(87,771)	$1,897,146

Operating costs and expenses:
Cost of services	136,429	898,670	62,436	—	1,097,535
Selling, general and administrative	42,703	309,432	97,066	(7,632)	441,569
Amortization of intangible assets	6	7,493	1,655	—	9,154
Royalty (income) expense	(104,189)	104,189	—	—	—
Other operating expense (income), net	2,413	(171)	(1,634)	—	608

Total operating costs and expenses	77,362	1,319,613	159,523	(7,632)	1,548,866

Operating income	143,707	245,051	39,661	(80,139)	348,280
Non-operating (expense) income, net	(35,505)	(72,793)	6,116	80,139	(22,043)

Income from continuing operations before taxes	108,202	172,258	45,777	—	326,237
Income tax expense	42,605	68,367	14,173	—	125,145

Income from continuing operations	65,597	103,891	31,604	—	201,092
Income from discontinued operations, net of taxes	—	543	—	—	543
Equity earnings from subsidiaries	126,622	—	—	(126,622)	—

Net income	192,219	104,434	31,604	(126,622)	201,635
Less: Net income attributable to noncontrolling interests	—	—	9,416	—	9,416

Net income attributable to Quest Diagnostics	$192,219	$104,434	$22,188	$(126,622)	$192,219

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2010

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$638,796	$4,564,026	$560,016	$(217,953)	$5,544,885

Operating costs and expenses:
Cost of services	385,350	2,660,571	190,888	—	3,236,809
Selling, general and administrative	76,394	934,116	288,619	(22,422)	1,276,707
Amortization of intangible assets	653	22,829	5,062	—	28,544
Royalty (income) expense	(311,863)	311,863	—	—	—
Other operating expense (income), net	1,178	539	(215)	—	1,502

Total operating costs and expenses	151,712	3,929,918	484,354	(22,422)	4,543,562

Operating income	487,084	634,108	75,662	(195,531)	1,001,323
Non-operating (expense) income, net	(103,847)	(179,726)	4,113	195,531	(83,929)

Income from continuing operations before taxes	383,237	454,382	79,775	—	917,394
Income tax expense	133,356	179,329	21,246	—	333,931

Income from continuing operations	249,881	275,053	58,529	—	583,463
Loss from discontinued operations, net of taxes	—	(678)	—	—	(678)
Equity earnings from subsidiaries	305,257	—	—	(305,257)	—

Net income	555,138	274,375	58,529	(305,257)	582,785
Less: Net income attributable to noncontrolling interests	—	—	27,647	—	27,647

Net income attributable to Quest Diagnostics	$555,138	$274,375	$30,882	$(305,257)	$555,138

Condensed Consolidating Statement of Operations
Nine Months Ended September 30, 2009

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$661,755	$4,620,999	$569,549	$(245,333)	$5,606,970

Operating costs and expenses:
Cost of services	407,797	2,661,689	181,750	—	3,251,236
Selling, general and administrative	127,079	925,773	284,380	(22,606)	1,314,626
Amortization of intangible assets	53	23,118	4,365	—	27,536
Royalty (income) expense	(304,646)	304,646	—	—	—
Other operating income, net	(13,783)	(355)	(1,008)	—	(15,146)

Total operating costs and expenses	216,500	3,914,871	469,487	(22,606)	4,578,252

Operating income	445,255	706,128	100,062	(222,727)	1,028,718
Non-operating (expense) income, net	(126,140)	(203,038)	13,302	222,727	(93,149)

Income from continuing operations before taxes	319,115	503,090	113,364	—	935,569
Income tax expense	124,964	200,649	33,256	—	358,869

Income from continuing operations	194,151	302,441	80,108	—	576,700
Loss from discontinued operations, net of taxes	—	(1,040)	—	—	(1,040)
Equity earnings from subsidiaries	353,370	—	—	(353,370)	—

Net income	547,521	301,401	80,108	(353,370)	575,660
Less: Net income attributable to noncontrolling interests	—	—	28,139	—	28,139

Net income attributable to Quest Diagnostics	$547,521	$301,401	$51,969	$(353,370)	$547,521

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Balance Sheet
September 30, 2010

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$321,426	$191	$47,644	$—	$369,261
Accounts receivable, net	26,969	134,181	722,944	—	884,094
Other current assets	59,699	157,187	98,173	(15,700)	299,359

Total current assets	408,094	291,559	868,761	(15,700)	1,552,714
Property, plant and equipment, net	167,068	610,018	35,285	—	812,371
Goodwill and intangible assets, net	155,509	5,286,954	464,003	—	5,906,466
Intercompany receivable (payable)	171,176	192,419	(363,595)	—	—
Investment in subsidiaries	6,114,094	—	—	(6,114,094)	—
Other assets	225,034	9,149	56,045	(102,441)	187,787

Total assets	$7,240,975	$6,390,099	$1,060,499	$(6,232,235)	$8,459,338

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$564,953	$210,302	$57,251	$(15,700)	$816,806
Current portion of long-term debt	187,088	142,507	1,931	—	331,526

Total current liabilities	752,041	352,809	59,182	(15,700)	1,148,332
Long-term debt	2,499,169	15,699	321,069	—	2,835,937
Other liabilities	132,400	516,235	48,170	(102,441)	594,364
Stockholders’ equity:
Quest Diagnostics stockholders’ equity	3,857,365	5,505,356	608,738	(6,114,094)	3,857,365
Noncontrolling interests	—	—	23,340	—	23,340

Total stockholders’ equity	3,857,365	5,505,356	632,078	(6,114,094)	3,880,705

Total liabilities and stockholders’ equity	$7,240,975	$6,390,099	$1,060,499	$(6,232,235)	$8,459,338

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(in thousands, unless otherwise indicated)
(unaudited)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2010

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$555,138	$274,375	$58,529	$(305,257)	$582,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,183	140,870	12,391	—	190,444
Provision for doubtful accounts	4,171	39,116	179,595	—	222,882
Other, net	(259,463)	15,487	(6,614)	305,257	54,667
Changes in operating assets and liabilities	274,106	(355,766)	(190,660)	—	(272,320)

Net cash provided by operating activities	611,135	114,082	53,241	—	778,458
Net cash provided by (used in) investing activities	20,930	(106,411)	(3,852)	(50,501)	(139,834)
Net cash used in financing activities	(775,597)	(24,937)	(53,586)	50,501	(803,619)

Net change in cash and cash equivalents.	(143,532)	(17,266)	(4,197)	—	(164,995)
Cash and cash equivalents, beginning of period	464,958	17,457	51,841	—	534,256

Cash and cash equivalents, end of period	$321,426	$191	$47,644	$—	$369,261

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$547,521	$301,401	$80,108	$(353,370)	$575,660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,052	140,045	11,565	—	193,662
Provision for doubtful accounts	4,611	52,120	192,601	—	249,332
Other, net	(297,431)	63,012	1,036	353,370	119,987
Changes in operating assets and liabilities	146,776	(422,743)	(225,575)	—	(501,542)

Net cash provided by operating activities	443,529	133,835	59,735	—	637,099
Net cash provided by (used in) investing activities	60,295	(118,614)	18,218	(100,092)	(140,193)
Net cash used in financing activities	(549,846)	(1,758)	(52,307)	100,092	(503,819)

Net change in cash and cash equivalents.	(46,022)	13,463	25,646	—	(6,913)
Cash and cash equivalents, beginning of period	218,565	6,715	28,666	—	253,946

Cash and cash equivalents, end of period	$172,543	$20,178	$54,312	$—	$247,033

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

          Our businesses are subject to or impacted by extensive and frequently changing laws and regulations, including inspections and audits by governmental agencies, in the United States (at both the federal and state levels) and the other jurisdictions in which we conduct business. Although we believe that we are in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency would not reach a different conclusion. Any noncompliance by us with applicable laws and regulations could have a material adverse effect on our results of operations. In addition, these laws and regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. See Note 9 to the interim consolidated financial statements for a discussion of certain legal matters which could affect our results of operations.

          Three and Nine Months Ended September 30, 2010 Compared with Three and Nine Months Ended September 30, 2009

          Continuing Operations

          Income from continuing operations for the three months ended September 30, 2010 was $198 million, or $1.13 per diluted share, compared to $192 million, or $1.02 per diluted share, in 2009. Income from continuing operations for the nine months ended September 30, 2010 was $556 million, or $3.09 per diluted share, compared to $549 million, or $2.91 per diluted share, in 2009. Results for the three and nine months ended September 30, 2010 reflect lower revenues, compared to the prior year period, primarily driven by the performance of our clinical testing business and has served to reduce income from continuing operations before taxes below the prior year levels. Actions we have taken to adjust our cost structure, reduced costs for performance-based compensation, improved experience associated with professional liability claims and continued progress in reducing bad debt expense have served to partially mitigate the impact to earnings from the lower revenues. Results for the three and nine months ended September 30, 2010 include a benefit of $0.08 per diluted share, primarily associated with the favorable resolution of certain tax contingencies. Lower outstanding share counts, resulting from share repurchases, contributed to the earnings per share improvement for both periods.

          Results for the nine months ended September 30, 2010 include a first quarter charge of $17.3 million, or $0.06 per diluted share, principally associated with workforce reductions. Of these costs, $4.5 million and $12.8 million, respectively, were included in cost of services and selling, general and administrative expenses. In addition, we estimate that the impact of severe weather in the first quarter of 2010 adversely affected the comparison of operating income for the nine months ended September 30, 2010 to the prior year period by $14.3 million, or $0.05 per diluted share.

          Results for the nine months ended September 30, 2009 include a $15.5 million gain, or $0.05 per diluted share, associated with an insurance settlement for storm related losses, partially offset by $7.6 million in charges, or $0.02 per diluted share, associated with the early extinguishment of debt and a $7.0 million charge, or $0.02 per diluted share, associated with the write-down of an investment.

          Net Revenues

          Net revenues for the three months ended September 30, 2010 were $1.9 billion and reflect a decrease of 1.7% from the prior year level. Net revenues for the nine months ended September 30, 2010 were $5.5 billion and reflect a decrease of 1.1% from the prior year level.

          For the third quarter of 2010, revenues for our clinical testing business, which accounts for over 90% of our net revenues, decreased by 1.7% compared to the prior year. Clinical testing volume, measured by the number of requisitions, decreased 0.3% for the quarter. We believe that clinical testing volume continued to be adversely affected by a general slowdown in physician office visits compared to the prior year. However, the third quarter 2010 volume comparison reflects some improvement from the first and second quarters of 2010, which were below the prior year periods by 2.6% (1.6% below adjusted for weather) and 1.3%, respectively. Revenue per requisition decreased 1.3% for the three months ended September 30, 2010. Revenue per requisition continued to benefit from an increased mix of gene-based and esoteric testing and an increase in the number of tests ordered per requisition. However, this benefit has been offset by the 1.9% Medicare fee schedule decrease, which went into effect on January 1, 2010 and served to reduce revenue per requisition by 0.4%; changes in business and payer mix, including an increase in lower priced drugs-of-abuse testing, and a reduction in higher priced anatomic pathology testing; and pricing changes in connection with several large contract extensions entered into last year and in the first half of this year.

          For the nine months ended September 30, 2010, revenues for our clinical testing business were 1.2% below the prior year level. Clinical testing volume, measured by the number of requisitions, decreased 1.4%. We believe that clinical testing volume was adversely affected by a general slowdown in physician office visits compared to the prior year, and severe weather in the first quarter of 2010. Revenue per requisition increased 0.2% for the nine months ended September 30, 2010, with the increase primarily driven by an increased mix of gene-based and esoteric testing and an increase in the number of tests ordered by requisition, partially offset by the 1.9% Medicare fee schedule decrease, which went into effect on January 1, 2010 and served to reduce revenue per requisition by 0.4%; business and payer mix changes, including an increase in lower priced drugs-of-abuse testing and a decrease in higher priced anatomic pathology testing; and pricing changes in connection with several large contract extensions entered into last year and in the first half of this year.

          Our businesses other than clinical laboratory testing accounted for approximately 8% of our net revenues for the three and nine months ended September 30, 2010. These businesses contain most of our international operations and include our risk assessment services, clinical trials testing, healthcare information technology, and diagnostic products businesses. Revenues for the three months ended September 30, 2010 were 2.3% below the prior year period, principally due to the performance of our risk assessment business. For the nine months ended September 30, 2010, aggregate revenues for these businesses approximated the prior year level.

          Operating Costs and Expenses

          Total operating costs and expenses for the three months ended September 30, 2010 decreased $21.1 million, compared to the third quarter of 2009, and increased as a percentage of net revenues to 81.9% compared to 81.6% in 2009. Total operating costs and expenses for the nine months ended September 30, 2010 decreased by $34.7 million from the prior year period and increased as a percentage of net revenues to 81.9% compared to 81.7% in 2009.

          Lower revenues in our clinical testing business, partially offset by actions we have taken to reduce our cost structure, reduced costs for performance-based compensation and continued progress in reducing bad debt expense served to increase total operating costs as a percentage of net revenues for the three months ended September 30, 2010.

          Lower revenues in our clinical testing business, including the impact of severe weather in the first quarter of 2010, and charges associated with actions we have taken to adjust our cost structure, partially offset by reduced costs for performance-based compensation, improved experience associated with professional liability claims and continued progress in reducing bad debt expense served to increase total operating costs as a percentage of net revenues for the nine months ended September 30, 2010. During the first quarter of 2010, we recorded $17.3 million of pre-tax charges, principally associated with workforce reductions, of which $4.5 million was recorded in cost of services and $12.8 million was recorded in selling, general and administrative expenses. In addition, operating costs for the nine months ended September 30, 2009 include a $15.5 million gain related to an insurance settlement for storm related losses, which served to decrease total operating costs as a percentage of net revenues for the nine months ended September 30, 2009.

          Also, year-over-year comparisons for the nine months ended September 30, 2010 were favorably impacted by approximately $4.0 million associated with investment gains and losses on investments in our supplemental deferred compensation plans. Under our supplemental deferred compensation plans, employee compensation deferrals, together with Company matching contributions, are invested in a variety of investments held in trusts. Gains and losses associated with the investments are recorded in earnings within “other income (expense), net.” A corresponding and offsetting adjustment is also recorded to the deferred compensation obligation to reflect investment gains and losses earned by the employee. Such adjustments to the deferred compensation obligation are recorded in earnings principally within “selling, general and administrative expenses” and offset the amount of investment gains and losses recorded in “other income (expense), net.” Results for the three and nine months ended September 30, 2010 included an increase in operating costs of $3.8 million and $2.4 million, respectively, representing an increase in the deferred compensation obligation to reflect investment gains earned by employees participating in our deferred compensation plans. Results for the three and nine months ended September 30, 2009 included an increase in operating costs of $3.8 million and $6.4 million, respectively, representing an increase in the deferred compensation obligation to reflect investment gains earned by employees participating in our deferred compensation plans.

          Cost of services, which includes the costs of obtaining, transporting and testing specimens, was 58.5% of net revenues for the three months ended September 30, 2010, increasing from 57.9% of net revenues in the prior year period. For the nine months ended September 30, 2010, cost of services, as a percentage of net revenues, was 58.4%, increasing from 58.0% of net revenues in the prior year period. Lower revenues, and investments made in patient service centers and additional phlebotomists to increase service and convenience for patients in our clinical testing business, partially offset by reduced performance-based compensation and actions taken to reduce our cost structure, contributed to the increase in cost of services as a percentage of net revenue for the three months ended September 30, 2010. The increase for the nine months ended September 30, 2010 primarily reflects lower revenues in our clinical testing business, including the impact of severe weather in the first quarter of 2010, and charges associated with workforce reductions in response to lower testing volume, partially offset by reduced performance-based compensation and actions taken to reduce our cost structure.

          Selling, general and administrative expenses, which include the costs of the sales force, billing operations, bad debt expense, and general management and administrative support was 22.9% of net revenues for the three months ended September 30, 2010, compared to 23.3% in the prior year period. For the nine months ended September 30, 2010, selling, general and administrative expenses, as a percentage of net revenues, was 23.0% compared to 23.4% in the prior year period. The improvement in selling, general, and administrative expenses as a percentage of net revenues for the three months ended September 30, 2010 primarily reflects the impact of actions we have taken to adjust our cost structure in response to lower testing volume, reduced performance-based compensation and improvements in bad debt expense, partially offset by the impact of reduced revenues. The improvement for the nine months ended September 30, 2010 primarily reflects the impact of cost reduction measures to adjust our cost structure in response to lower testing volume, reduced performance-based compensation and improvements in bad debt expense, partially offset by charges associated with workforce reductions.

          For the three months ended September 30, 2010, bad debt expense was 4.0% compared to 4.4% of net revenues in the prior year period. For the nine months ended September 30, 2010, bad debt expense was 4.0% compared to 4.4% of net revenues in the prior year period. Continued progress in our billing and collection processes has resulted in improvements in bad debt and the cost of our billing operation.

          Other operating (income) expense, net represents miscellaneous income and expense items related to operating activities including gains and losses associated with the disposal of operating assets and provisions for restructurings and other special charges. For the nine months ended September 30, 2009, other operating (income) expense, net includes a $15.5 million gain associated with an insurance settlement for storm related losses.

          Operating Income

          Operating income for the three months ended September 30, 2010 was $337 million, or 18.1% of net revenues, compared to $348 million, or 18.4% of net revenues, in the prior year period. For the nine months ended September 30, 2010, operating income was $1.0 billion, or 18.1% of net revenues, compared to $1.0 billion, or 18.3% of net revenues, in the prior year period. For the three months ended September 30, 2010, the decrease in operating margin primarily reflects the impact of lower revenues in our clinical testing business, partially offset by actions we have taken to reduce our cost structure, reduced costs for performance-based compensation and continued progress in reducing bad debt expense. For the nine months ended September 30, 2010, the decrease in operating income, as a percentage of net revenues, primarily reflects the impact of lower revenues in our clinical testing business, including the estimated impact of severe weather in the first quarter of 2010, and charges associated with workforce reductions, partially offset by actions taken to adjust our cost structure, reduced performance-based compensation, improved experience associated with professional liability claims and lower bad debt expense. The estimated impact of severe weather combined with charges associated with actions we have taken to adjust our cost structure adversely impacted the year-over-year change in operating income as a percentage of net revenues by approximately 60 basis points compared to the prior year-to-date period. In addition, the year-over-year change in operating income as a percentage of net revenues for the nine months ended September 30, 2009 was also adversely impacted by a $15.5 million gain related to an insurance settlement for storm related losses, which served to increase operating income as a percentage of net revenues for the nine months ended September 30, 2009.

          Other Income (Expense)

          Interest expense, net for the three months ended September 30, 2010 increased $3.1 million compared to the prior year period. The increase was primarily due to higher outstanding debt in 2010 compared to the prior year period.

          Other income (expense), net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets. For the three and nine months ended September 30, 2010, other income (expense), net reflects net gains of $3.8 million and $2.4 million, respectively, associated with investments held in trusts pursuant to our supplemental deferred compensation plans.

          For the three and nine months ended September 30, 2009, other income (expense), net includes gains of $3.8 million and $6.4 million, respectively, associated with investments held in trusts pursuant to our supplemental deferred compensation plans. Additionally, for the nine months ended September 30, 2009, other income (expense), net includes a charge of $7.0 million associated with the write-down of an investment and a charge of $7.6 million associated with the early extinguishment of debt.

          Income Tax Expense

          The effective income tax rates for the three months ended September 30, 2010 and 2009 were 33.1% and 38.4% respectively. The effective income tax rates for the nine months ended September 30, 2010 and 2009 were 36.4% and 38.4%, respectively. The decrease in the effective income tax rate for the three and nine months ended September 30, 2010, compared to the prior year, is primarily due to the favorable resolution of certain tax contingencies.

          Discontinued Operations

          Results from discontinued operations, net of taxes, for the three months ended September 30, 2010 and 2009, were a loss of $0.4 million and income of $0.5 million, respectively, with no impact on diluted earnings per share. For the nine months ended September 30, 2010 and 2009, loss from discontinued operations, net of taxes was $0.7 million with no impact on diluted earnings per share, and $1.0 million, or ($0.01) per diluted share, respectively. See Note 10 to the interim consolidated financial statements for further details.

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

          At September 30, 2010 and December 31, 2009, the fair value of our debt was estimated at approximately $3.4 billion and $3.3 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At September 30, 2010 and December 31, 2009, the estimated fair value exceeded the carrying value of the debt by $203 million and $151 million, respectively. A hypothetical 10% increase in interest rates (representing 45 basis points at September 30, 2010 and 46 basis points at December 31, 2009) would potentially reduce the estimated fair value of our debt by $86 million and $96 million at September 30, 2010 and December 31, 2009, respectively.

          Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility and our term loan due May 2012 are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest rates on our senior unsecured revolving credit facility and term loan due May 2012 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing costs under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of September 30, 2010, the borrowing rates under these credit facilities were: for our secured receivables credit facility, 1.38%; for our senior unsecured credit facility, LIBOR plus 0.40%; and for our term loan due May 2012, LIBOR plus 0.40%. At September 30, 2010, the weighted average LIBOR was 0.26%. At September 30, 2010, there was $742 million outstanding under our term loan due May 2012, and no borrowings outstanding under our $750 million senior unsecured revolving credit facility or our $525 million secured receivables credit facility.

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

          In November 2009, we entered into various fixed-to-variable interest rate swap agreements that effectively convert a portion of our 4.75% Senior Notes due 2020 to variable-interest rate debt based on LIBOR plus 1.33%. At September 30, 2010, the interest rate swap agreements which expire in January 2020 have a notional amount totaling $350 million. The fixed-to-variable interest rate swap agreements are accounted for as fair value hedges of a portion of our outstanding 4.75% Senior Notes due 2020. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 3 basis points) would impact annual interest expense by $0.3 million, assuming no changes to the debt outstanding at September 30, 2010.

          The fair value of the fixed-to-variable interest rate swap agreements at September 30, 2010 was an asset of $31 million. A hypothetical 10% change in interest rates (representing 25 basis points) would potentially change the fair value of the asset of these instruments by approximately $8 million.

          For details regarding our outstanding debt, see Note 10 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2009. For details regarding our derivative financial instruments, see Note 6 to the interim consolidated financial statements.

          Risk Associated with Investment Portfolio

          Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying values of our available-for-sale equity securities and privately held securities were $12.3 million at September 30, 2010.

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

          Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at September 30, 2010 totaled $369 million compared to $534 million at December 31, 2009. Cash and cash equivalents consist of cash and highly liquid short-term investments. For the nine months ended September 30, 2010, cash flows from operating activities of $778 million, together with cash on-hand, were used to fund investing and financing activities of $140 million and $804 million, respectively. Cash and cash equivalents at September 30, 2009 totaled $247 million compared to $254 million at December 31, 2008. For the nine months ended September 30, 2009, cash flows from operating activities of $637 million, together with cash on-hand, were used to fund investing and financing activities of $140 million and $504 million, respectively.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for the nine months ended September 30, 2010 was $778 million compared to $637 million in the prior year period. For the nine months ended September 30, 2009, cash flows from operating activities includes payments primarily made in the second quarter of 2009 totaling $314 million in connection with the NID settlement (see Note 10 to the interim consolidated financial statements), or $239 million net of an associated reduction in estimated tax payments. After giving consideration to the settlement payments, net of the associated reduction in tax payments, underlying cash flows from operating activities decreased in comparison to the prior year level, primarily driven by the timing of variable compensation and accrued expenses. Days sales outstanding, a measure of billing and collection efficiency, were 43 days at September 30, 2010 and December 31, 2009.

          Cash Flows from Investing Activities

          Net cash used in investing activities for both the nine months ended September 30, 2010 and 2009 was $140 million and consisted principally of capital expenditures.

          Cash Flows from Financing Activities

          Net cash used in financing activities for the nine months ended September 30, 2010 was $804 million, consisting primarily of purchases of treasury stock totaling $750 million, dividend payments of $54 million and distributions to noncontrolling interests of $26 million, partially offset by $41 million in proceeds from the exercise of stock options, including related tax benefits. The $750 million of treasury stock purchases represents 14.7 million shares of our common stock purchased at an average price of $51.04 per share, including 4.5 million shares purchased in the first quarter at an average price of $56.21 for $251 million under an accelerated share repurchase transaction with a bank.

          Net cash used in financing activities for the nine months ended September 30, 2009 was $504 million, consisting primarily of purchases of treasury stock totaling $350 million, net debt reductions of $108 million, dividend payments of $56 million and distributions to noncontrolling interests of $23 million, partially offset by $50 million in proceeds from the exercise of stock options, including related tax benefits. The $350 million of treasury stock purchases represents 7.5 million shares of our common stock purchased at an average price of $46.86 per share. The net reduction of debt of $108 million consists of $510 million of borrowings and $618 million of repayments. Borrowings under our secured receivables credit facility totaled $510 million and were used primarily to fund the NID settlement payments totaling $314 million and retire debt of $150 million in connection with our June 2009 debt tender. Debt repayments of $618 million consisted primarily of the repayment of $410 million on our secured receivables credit facility, $174 million of our 5.125% senior notes due 2010 and $26 million of our 7.50% senior notes due 2011.

          Dividend Program

          During each of the quarters of 2010 and 2009, our Board of Directors declared a quarterly cash dividend of $0.10 per common share. On August 11, 2010, our Board of Directors declared a quarterly cash dividend per common share of $0.10, paid on October 19, 2010. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchase Plan

          In January 2010, our Board of Directors authorized $750 million of additional share repurchases. For the three months ended September 30, 2010, we repurchased 7.0 million shares of our common stock at an average price of $46.64 per share for $324 million. For the nine months ended September 30, 2010, we repurchased 14.7 million shares of our common stock at an average price of $51.04 per share for $750 million, including 4.5 million shares purchased in the first quarter at an average price of $56.21 per share for $251 million under an accelerated share repurchase transaction with a bank. For the three and nine months ended September 30, 2010, we reissued 0.1 million shares and 1.7 million shares, respectively, for employee benefit plans. Since its inception in May 2003, we have repurchased approximately 74 million shares of our common stock at an average price of $47.13 for $3.5 billion under our share repurchase program. At September 30, 2010, our share repurchase authorization was fully utilized.

          On October 20, 2010, our Board of Directors authorized $250 million of additional share repurchases, which have no set expiration or termination date.

          Contractual Obligations and Commitments

          The following table summarizes certain of our contractual obligations as of September 30, 2010:

	Payments due by period

	(in thousands)
Contractual Obligations	Total	Remainder of 2010	1-3 years	3-5 years	After 5 years

Outstanding debt	$3,116,802	$165,534	$901,268	$—	$2,050,000
Capital lease obligations	39,114	1,470	12,706	11,270	13,668
Interest payments on outstanding debt	1,660,331	32,396	231,512	322,211	1,074,212
Operating leases	667,239	50,114	281,989	147,952	187,184
Purchase obligations	102,248	13,680	67,890	17,175	3,503

Total contractual obligations	$5,585,734	$263,194	$1,495,365	$498,608	$3,328,567

          Interest payments on our outstanding debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of September 30, 2010 applied to the September 30, 2010 balances, which are assumed to remain outstanding through their maturity dates.

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

          As of September 30, 2010, our total liabilities for unrecognized tax benefits were approximately $156 million, which were excluded from the table above. We believe it is reasonably possible that our liabilities for unrecognized tax benefits may decrease by $21 million within the next twelve months, primarily as a result of the expiration of statues of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 5 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

          Our credit agreements and our term loan due May 2012 contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of September 30, 2010, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

          Requirements and Capital Resources

          We estimate that we will invest approximately $200 million during 2010 for capital expenditures, including assets under capitalized leases, to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades.

          As of September 30, 2010, $1.3 billion of borrowing capacity was available under our existing credit facilities, consisting of $525 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. Our secured receivables credit facility matures on December 10, 2010. We expect to replace or extend the facility upon its maturity. If we are unable to replace or extend our current secured receivables credit facility, we may need to utilize our senior unsecured revolving credit facility or seek additional financing through other financing arrangements.

          We believe the banks participating in our various credit facilities are predominantly highly-rated banks, and that the amounts under the credit facilities are currently available to us. Should one or several banks no longer participate in either of our credit facilities, we would not expect it to impact our ability to fund operations.

          We believe that cash and cash equivalents on-hand and cash from operations, together with our borrowing capacity under our credit facilities, will provide sufficient financial flexibility to meet seasonal working capital requirements and to fund capital expenditures, debt service requirements and other obligations, cash dividends on common shares, share repurchases and additional growth opportunities for the foreseeable future. We believe that our credit profile should provide us with access to additional financing, if necessary, to fund growth opportunities that cannot be funded from existing sources.

          New Accounting Standards

          In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables, and an amendment to the accounting standards related to certain revenue arrangements that include software elements. In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. In August 2010, the FASB issued an amendment to the accounting standards related to the accounting for insurance recoveries, and an amendment to the accounting standards related to the financial statement disclosure of the amount of charity care provided by a healthcare entity. The impact of these accounting standards is discussed in Note 2 to the interim consolidated financial statements.

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

          During the third quarter of 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the third quarter of 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

July 1, 2010 – July 31, 2010
Share Repurchase Program (A)	2,298,000	$46.00	2,298,000	$218,578
Employee Transactions (B)	128	$49.44	N/A	N/A
August 1, 2010 – August 31, 2010
Share Repurchase Program (A)	3,535,524	$47.16	3,535,524	$51,828
Employee Transactions (B)	1,152	$47.43	N/A	N/A
September 1, 2010 – September 30, 2010
Share Repurchase Program (A)	1,118,525	$46.29	1,118,525	$50
Employee Transactions (B)	950	$47.36	N/A	N/A
Total
Share Repurchase Program (A)	6,952,049	$46.64	6,952,049	$50
Employee Transactions (B)	2,230	$47.52	N/A	N/A

(A)

In January 2010, our Board of Directors authorized the Company to repurchase an additional $750 million of the Company’s common stock. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $3.5 billion of share repurchases of our common stock through September 30, 2010. At September 30, 2010, we utilized our entire share repurchase authorization through that date. On October 20, 2010, our Board of Directors authorized $250 million of additional share repurchases, which have no set expiration or termination date.

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

Item 6. Exhibits

          Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	dgx-20100930.xml

101.SCH	dgx-20100930.xsd

101.CAL	dgx-20100930_cal.xml

101.DEF	dgx-20100930_def.xml

101.LAB	dgx-20100930_lab.xml

101.PRE	dgx-20100930_pre.xml

101.REF	dgx-20100930_ref.xml

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 26, 2010
Quest Diagnostics Incorporated

By	/s/ Surya N. Mohapatra

Surya N. Mohapatra, Ph.D.
Chairman of the Board, President and Chief Executive Officer

By	/s/ Robert A. Hagemann

Robert A. Hagemann
Senior Vice President and
Chief Financial Officer