Form 10-K
period 2010-12-31
QUEST DIAGNOSTICS INC
filed 2011-02-16
CIK 1022079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
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
Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the approximately 146 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $7.3 billion, based on the closing price on such date of the registrant’s Common Stock on the New York Stock Exchange.

As of January 31, 2011, there were outstanding 171,164,282 shares of Common Stock, $.01 par value per share.

Documents Incorporated by Reference

Document	Part of Form 10-K into which incorporated

Portions of the registrant’s Proxy Statement to be filed by April 28, 2011	Part III

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

          During 2010, we generated net revenues of $7.4 billion and processed approximately 146 million test requisitions. Additional financial information concerning Quest Diagnostics, including our consolidated subsidiaries and business segments, for each of the years ended December 31, 2010, December 31, 2009 and December 31, 2008 is included in the consolidated financial statements and notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

OUR STRATEGY AND STRENGTHS

          Our mission is to be the undisputed world leader in diagnostic testing, information and services. We are dedicated to improving the health of patients through unsurpassed diagnostic insights and innovation and we focus on patients, growth and people to help achieve our goals.

          We offer high value diagnostic testing services and products attractive to patients, physicians, payers, and others and have become the provider of choice in key areas of the diagnostic testing market. We believe that successful execution of our strategy will drive continued growth of our business. Additionally, we believe that, over the long term, we will be able to grow at a rate above the U.S. clinical laboratory industry growth rate, to expand margins and to increase international revenues to 10% of consolidated revenues. The elements of our growth strategy are described below.

•

Leverage our unparalleled assets and capabilities. We are the world leader in the clinical testing business and the leading cancer diagnostic testing provider. We offer the broadest test menu, with more than 3,000 tests, and are the leading provider in the United States of gene-based and esoteric testing. We have the most extensive clinical testing network in the United States, offering national access to testing services. We operate a nationwide network of over 2,000 of our own patient service centers where we collect patient specimens, and laboratories in most major metropolitan areas. We provide anatomic pathology services, including inpatient anatomic pathology and medical director services at hospitals, throughout the United States. We have a medical and scientific staff of approximately 900 M.D.s and Ph.D.s, primarily located in the United States, many of whom are recognized leaders in their field. We serve approximately half of the physicians and half of the hospitals in the United States. We also operate approximately 75 locations in the United States and Canada where we coordinate the provision of paramedical examinations related to life insurance applications. We have strong logistics capabilities, including approximately 3,200 courier vehicles and over 25 aircraft that collectively make approximately 80,000 stops daily. We have approximately 8,900 phlebotomists and a network of approximately 5,275 contracted paramedical examiners. We plan to continue to enhance our test menu and service capabilities. We believe that customers and payers prefer providers that offer a comprehensive and innovative range of tests and services and the most convenient access to those services and that, by offering such services, we will be able to profitably enhance our market position.

•

Continue to lead in medical innovation and information technology solutions. We are a leading innovator in the clinical testing market with unmatched medical and technical expertise. We have the most comprehensive test menu and leading medical and scientific experts available for consultation. We collaborate with leading academic centers and maintain relationships with advisors and consultants that are leaders in key fields, such as cardiology, oncology and infectious disease. In connection with our research and development efforts, our medical and scientific experts publish in peer-reviewed journals research that demonstrates the clinical value and importance of diagnostic testing. In 2010, we published over thirty articles that support advancements and the latest thinking in laboratory testing and disease diagnosis. Over the past several years, we have expanded our business in more complex and faster-growing testing areas, including gene-based and esoteric testing, anatomic pathology services and point-of-care testing.

We see significant opportunity to use diagnostics for personalized medicine. For example, our clinical trials business has biomarker capabilities that advance our efforts to develop companion diagnostics for new therapies that will foster personalized patient treatment.

We remain a leading innovator in the clinical testing industry by continuing to introduce new tests, technology and services, including in personalized and targeted medicine. For example, in 2010, we introduced our XSense ® Fragile X with Reflex test. This test, which bypasses the need to perform the Southern Blot DNA analysis method in 99% of cases, enables patients to get their results more quickly than other tests and is a good example of our strength in new laboratory analysis techniques. In addition, as an industry leader with the largest and broadest U.S. network and expanding presence outside the United States, we believe we are the channel of choice for developers of new tests to introduce their products to the marketplace. Through our relationships with the academic medical community and pharmaceutical and biotechnology firms, we believe that we are a leader in bringing technical innovation to the market.

We empower healthcare organizations and clinicians with information technology solutions that can help improve patient care and medical practice, through our Care360TM suite of products, our Centergy Data Exchange and the ChartMaxx® electronic document management system for hospitals. We provide interoperable technologies that help healthcare organizations and physicians enter, share and access clinical information without costly IT implementation or significant workflow disruption. These solutions offer access to a large national healthcare provider network, including approximately 160,000 networked physicians using Quest Diagnostics’ Care360 connectivity products. The Care360 products, including our Care360 Labs and Meds, enable physicians electronically to order diagnostic tests and review test results from Quest Diagnostics and electronically to prescribe medication. Our Care360 EHR product allows physicians to generate a complete record of a clinical patient encounter, automates and streamlines the clinician’s workflow, and allows for rapid deployment and implementation with minimal workflow disruption. We believe that these products enhance the value we provide to our customers and result in increased customer loyalty by providing more convenient ordering and reporting of clinical tests, greater convenience in electronically prescribing medication and better access to clinical information.

In December 2010, the Care360 EHR solution received ONC-ATCB 2011/12 certification as a Complete EHR from the Certification Commission for Health Information Technology. The 2011/2012 criteria support the Stage 1 Meaningful Use measures required to qualify eligible providers and hospitals for funding under the American Recovery and Reinvestment Act, which included laws designed to expedite the implementation of electronic health records and build a national electronic health infrastructure in the United States. We believe that we are well positioned to enable physicians to participate in this government stimulus program.

•

Deliver a superior patient experience. The patient is at the center of everything we do. Increasingly, patients have a choice when it comes to selecting a healthcare provider and we strive to give patients compelling reasons to put their trust in us. We have made significant investments in training our employees to provide a superior patient experience. We believe that this will drive patient and physician loyalty. We are a leader in providing patients with advanced tools to manage their healthcare and medical information. Our automated patient appointment scheduling enables patients to schedule appointments, including via mobile devices, at times that are convenient for them while essentially eliminating their waiting time. We believe that we are the only national clinical test provider that offers this service in almost all of its patient service centers. We also offer TestMinderTM, which sends email reminders to patients that require frequent testing. In 2010, we introduced GazelleTM, a secure mobile health platform that allows users to receive their Quest Diagnostics laboratory results and manage their personal health information directly from their smartphone. We also collaborate with KeasTM, Microsoft® HealthVaultTM and Google HealthTM in connection with their personal health records offerings.

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

•

Expand our diagnostic scope. Technology advances are enabling testing to move closer to the patient and point-of-care, or near patient, tests are becoming increasingly available and reliable. This enables more timely and effective decisions, with the opportunity to improve patient care and reduce medical costs. We have three businesses that offer point-of-care testing: HemoCue, Focus Diagnostics and Enterix. We intend to expand our product menus, develop novel technology platforms and systems to meet the needs of our clients and pursue potential additional acquisitions to supplement our offering. Test results from our point-of-care products can be entered into our Care360 system, enabling the integration of tests performed in a near patient setting with those performed in our laboratories. We are well positioned to offer choice and integrated solutions to physicians, hospitals, clinics and retail customers for the testing methods that are most appropriate for each patient and practice.

•

Expand our geographic reach. In addition to growth opportunities in the United States, we see opportunities to expand our presence in India, Ireland, Mexico, Puerto Rico and the U.K. and to bring our experience and expertise in diagnostic testing to other international markets, particularly to developing countries where the testing markets are highly fragmented and less mature.

          To support our strategy, we expect to continue to selectively evaluate acquisitions in the United States and in select international markets. We anticipate that acquisitions will enable us to expand our capabilities, further leverage our assets and differentiate our Company from our competition, diversify our revenues and accelerate our growth.

BUSINESS OPERATIONS

          Quest Diagnostics is the world’s leading provider of diagnostic testing, information and services, providing insights that enable patients, physicians and others to make better healthcare decisions. We offer U.S. patients and physicians the broadest access to diagnostic testing services through our nationwide network of laboratories and Company-owned patient service centers. We provide interpretive consultation through the largest medical and scientific staff in the industry, with approximately 900 M.D.s and Ph.D.s, primarily located in the United States, many of whom are recognized leaders in their field. We are the leading provider of clinical testing, including gene-based and esoteric testing, anatomic pathology services and testing for drugs-of-abuse, and the leading provider of risk assessment services for the life insurance industry. We also are a leading provider of testing for clinical trials. Our diagnostics products business manufactures and markets FDA cleared or approved diagnostic test kits and specialized point-of-care testing. We empower healthcare organizations and clinicians with robust information technology solutions. Our activities are described below.

          Patients are at the center of everything that we do. We are leveraging our diagnostic testing capabilities and our assets to serve multiple customer bases. Most of our services are provided in the United States; for each of the years ended December 31, 2008, 2009 and 2010, we derived approximately 3% of our revenues from foreign operations and held approximately 7% of our long-lived assets outside the United States. The following chart shows the percentage of our 2010 net revenues generated by the activities identified.

Activity	Approximate Percentage of 2010 Net Revenues

Clinical testing	91%
Routine clinical testing	52%
Anatomic pathology testing	14%
Gene-based and esoteric testing	22%
Drugs of abuse testing (employer services)	3%
Healthcare information technology, clinical trials testing, life insurer services and diagnostic products	9%

          Clinical Testing. We are the world’s largest commercial clinical testing company. Clinical testing is an essential element in the delivery of healthcare services. Physicians use clinical tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical testing is generally categorized as clinical laboratory testing and anatomic pathology services. We offer customers the broadest access to the most extensive test menu of clinical laboratory and anatomic pathology tests in the United States. Clinical laboratory testing generally is performed on whole blood, serum, plasma and other body fluids, such as urine, and specimens such as microbiology samples. Clinical laboratory tests which can be performed by most clinical laboratories are considered routine. Esoteric tests are clinical laboratory tests that are not routine, require highly skilled personnel and generally require more sophisticated equipment. Anatomic pathology services are performed on tissues, such as biopsies, and other samples, such as human cells. As tests increasingly become more complex, we believe that providing sound medical and scientific consultation regarding our tests and test results will help spur the integration of new tests into clinical practice, and help physicians best utilize these tests to improve patient outcomes and enhance patient satisfaction. To this end, our in-house experts, including medical directors, scientific directors, genetic counselors and board certified geneticists are available for consultation with our customers regarding testing that we perform.

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

          Routine tests measure various important bodily health parameters such as the functions of the kidney, heart, liver, thyroid and other organs. Commonly ordered tests include:

•	blood chemistries, including cholesterol levels;

•	complete blood cell counts;

•	urinalyses;

•	pregnancy and other prenatal tests;

•	routine microbiology testing;

•	prescription drug monitoring;

•	alcohol and other substance-abuse tests; and

•	allergy tests such as the ImmunoCap® test.

          Anatomic pathology testing. We are the leading provider of anatomic pathology services in the United States, through our AmeriPathTM, Dermpath DiagnosticsTM and Quest Diagnostics brands. Anatomic pathology involves the diagnosis of cancer and other diseases and medical conditions through examination of tissue and cell samples taken from patients. We provide inpatient anatomic pathology and medical director services at hospitals throughout the country, and through our major laboratories.

          We provide a full range of services to all anatomic pathology subspecialties. We have approximately 725 medical doctors, including luminaries in their field, with a passion for providing the highest quality service to patients. Among them are approximately 700 pathologists. We provide integrated, comprehensive reports that include both anatomic pathology and clinical pathology tests, enabling our pathologists to offer patients and physicians a complete analysis. Our approach fosters personalized patient care.

          We have a strong history of leadership and innovation in cancer diagnostics. We introduced the Leumeta® family of tests for leukemia and lymphoma. These proprietary plasma-based molecular tests may some day eliminate the need for painful bone marrow biopsies. As discussed below under the heading “Scientific Innovation,” recently we introduced our Lung Cancer Mutation Panel, designed to aid treatment selection for lung cancer patients. This panel detects mutations in the EFGR, ALK and KRAS genes. This panel, together with our numerous individual tests for lung cancer mutations, provides the most comprehensive lung cancer test offerings available from a commercial laboratory.

          Gene-Based and Esoteric Testing. We are the leading provider in the United States of gene-based and esoteric testing. Gene-based and esoteric tests increasingly are ordered by physicians to assist them in the diagnostic process, to establish a prognosis and to choose or monitor a therapeutic regimen. Esoteric tests include procedures in the areas of molecular diagnostics, protein chemistry, cellular immunology and advanced microbiology. Commonly ordered esoteric tests include viral and bacterial detection tests, drug therapy monitoring tests, autoimmune panels and complex cancer evaluations. Esoteric tests typically require professional “hands-on” attention from highly-skilled technical personnel, generally require more sophisticated technology, equipment or materials and may be performed less frequently than routine tests. Consequently, esoteric tests are generally reimbursed at higher levels than routine tests. It is not practical, from a cost-effectiveness or infrastructure perspective, for most hospitals, commercial laboratories or physician office laboratories to develop and perform a broad menu of esoteric tests, or to perform low-volume esoteric testing in-house. Such tests generally are outsourced to an esoteric clinical testing laboratory, which specializes in performing these complex tests. We conduct complex and specialized testing, including molecular diagnostics, in our world renowned Quest Diagnostics Nichols Institute laboratory facilities, and in a number of other locations, including Focus

Diagnostics.

          Our esoteric laboratories provide reference testing services to physicians, large academic medical centers, hospitals and other commercial laboratories. Our esoteric testing laboratories perform hundreds of complex tests that are not routinely performed by our regional laboratories, including but not limited to the following fields:

•	endocrinology and metabolism (the study of glands, their hormone secretions and their effects on body growth and metabolism);

•	genetics (the study of chromosomes, genes and their protein products and effects);

•	hematology (the study of blood and bone marrow cells) and coagulation (the process of blood clotting);

•	immunogenetics and human leukocyte antigens (solid organ and bone marrow transplantation; eligibility for vaccines; selection of pharmacotherapeutic agents and immunotherapy);

•	immunology (the study of the immune system, including antibodies, cytokines, immune system cells and their effect, receptor systems and autoimmune diseases);

•	microbiology and infectious diseases (the study of microscopic forms of life, including parasites, bacteria, viruses, fungi and other infectious agents);

•	oncology (the study of abnormal cell growth, including benign tumors and cancer);

•	serology (a science dealing with body fluids and their analysis, including antibodies, proteins and other characteristics); and

•	toxicology (the study of chemicals and drugs and their adverse effects on the body).

          We also offer gene-based tests for the predisposition, diagnosis, treatment and monitoring of cancers. We believe that offering a full range of gene-based and other esoteric tests strengthens our market offering and market position and enhances our reputation as the nation’s leading test provider.

          Scientific Innovation. We are a leading innovator in the clinical testing industry, with capabilities ranging from early discovery to validation of clinical tests. We develop tests at our laboratories, such as Quest Diagnostics Nichols Institute; we also develop innovative techniques in anatomic pathology. We collaborate with leading academic centers and maintain relationships with advisors and consultants that are leaders in key fields, such as cardiology, oncology and infectious disease. In connection with our research and development efforts, our medical and scientific experts publish in peer-reviewed journals research that demonstrates the clinical value and importance of diagnostic testing. In 2010, they published more than 30 articles that provided fundamental insights into the biology of diseases or introduced novel diagnostic testing approaches benefitting patients. They also help to shape the latest thinking as the authors of textbooks, or chapters therein, used by academic institutions to train healthcare providers. We successfully transfer technical innovations to the market through our relationships with technology developers, including the academic community and pharmaceutical and biotechnology firms, our in-house expertise and our collaborations with emerging medical technology companies that develop and commercialize novel diagnostics, pharmaceutical and device technologies. We search for new opportunities and continue to build a robust pipeline of new tests in predisposition, screening, diagnosis, prognosis and treatment choice, which assists physicians in early detection of diseases and may reduce healthcare costs. Through our strengths in assay development and the commercialization of test services, we believe that we are the partner of choice for developers of new technologies and tests to introduce their products to the marketplace.

          We focus our resources on key disease states and technologies that help doctors care for their patients through better predisposition, screening, monitoring, diagnosis, prognosis and treatment choices. We also look for tests that are less invasive than currently available options, to increase the choices that physicians and patients have for the collection of diagnostic samples. With these priorities in mind, we recently introduced a number of new or enhanced tests, including those discussed below.

•	Cancer.

-

In 2010, we introduced our Lung Cancer Mutation assays, designed to aid treatment selection for lung cancer patients. These assays detect mutations in the EFGR, ALK and KRAS genes. These assays, together with our numerous other tests for lung cancer mutations, are designed to provide the most comprehensive lung cancer test offerings available from a commercial laboratory.

	-	We enhanced our Colorectal Cancer Mutation assay offering, which helps identify genetic mutations in the KRAS, PIK3CA, NRAS and BRAF genes that inhibit anti-epidermal growth factor receptor therapy response in metastatic colorectal cancer patients.

-

We introduced our ColoVantageTM test, a blood test designed to aid in the detection of colorectal cancer, based on DNA methylation of the Septin 9 gene. We were the first commercial laboratory in the U.S. to offer a laboratory developed test based on the Septin 9 biomarker.

-

After closely collaborating with Vermillion, Inc. on the commericialization of its FDA-cleared OVA1TM ovarian cancer test, we launched the test in the first quarter of 2010. This multi-analyte test, which uses a proprietary algorithm, provides a new option for helping physicians assess if a woman’s ovarian mass is benign or malignant prior to a planned surgery. This information is expected to help physicians determine whether to refer a woman with high risk of cancer to a gynecological oncologist versus a general surgeon or gynecologist.

•	Infectious Disease.

-

We launched the SureSwabTM Vaginosis/Vaginitis Plus test. This assay supports differential diagnosis and can aid in appropriate therapy selection. While the test provides physicians with results for several organisms, we also offer the individual assays for the components of the SureSwab panel for situations when a physician wishes to focus diagnosis on a particular organism. Differential diagnosis of vaginitis is important for the successful treatment of the patient, and, in some cases, the evaluation of her sexual partner.

•

Genetics and Personalized Medicine. Increasingly, tests will be introduced that determine a patient’s genotype or gene expression profile relative to a particular disease. These tests can help physicians to determine a patient’s susceptibility to disease or to tailor medical care to an individual’s needs – such as determining if a medication might be more or less effective for a particular person, or which type of medication might work better, or tailoring the right dosage once the proper medicine is prescribed. A few examples are set forth below:

-

In 2010, we introduced AccuTypeTM CP, a gene-based test that uses a blood or saliva sample to aid the identification of the CYP2C19 gene to help physicians predict the metabolism of clopidogrel in patients. Since its introduction, we have enhanced the test with additional allele detection.

-

Our XSense® Fragile X with Reflex test was approved by the State of New York. The test is the first for Fragile X Syndrome to be approved by New York to employ a new laboratory analysis technique that bypasses the need to perform the Southern Blot DNA analysis method in 99% of cases.

-

We introduced AccuTypeTM Metformin to identify a patient’s response to metformin to optimize therapeutic intervention. Approximately 40 million Americans have pre-diabetes and, after intensive life-style modification, metformin is considered a first-line therapy for prevention and treatment of diabetes. More than 30% of individuals have mutations that result in changing efficacy of metformin therapy.

-

In 2010, we expanded our drug testing menu to include specific profiles for prescription pain medication monitoring for patients being treated for chronic pain. Medications tested include prescription medications and drugs of abuse. The results include a specialized medMATCH™ Report, which interprets the test results based on the prescribed medication.

•	Cardiovascular Disease.

-

In 2010, we launched AccuType pharmacogenomic tests for clopidogrel and metformin, two of the most commonly prescribed medications for patients that have had a cardiovascular event or that have diabetes, respectively.

	-	We also introduced LpPLA2 for cardiovascular risk assessment and deepened and advanced our investment and pipeline in testing for cardiovascular disease.

          Healthcare Information Technology. We empower healthcare organizations and clinicians with information technology solutions that can help improve patient care and medical practice, through our Care360TM suite of products, Centergy Data Exchange and the ChartMaxx® electronic document management system for hospitals. We provide interoperable technologies that help healthcare organizations and physicians enter, share and access clinical information without costly IT implementation or significant workflow disruption. These solutions offer access to a large national healthcare provider network, including approximately 160,000 networked physicians using Quest Diagnostics’ Care360 connectivity products. We believe that these products enhance the value we provide to our customers and result in increased customer loyalty by providing more convenient ordering and reporting of clinical tests, greater convenience in electronically prescribing medication and providing better access to clinical information.

          The Care360 products, including our Care360 Labs and Meds, enable physicians electronically to order diagnostic tests and review test results from Quest Diagnostics and electronically to prescribe medication. Since December 2009, the number of medications written through Care360 ePrescribing has grown to an annualized rate of approximately 22 million. Our Care360 EHR product allows physicians to generate a complete record of a clinical patient encounter, automates and streamlines the clinician’s workflow, and allows for rapid deployment and implementation with minimal workflow disruption. The solution allows doctors to electronically create, manage and distribute patient encounter notes, including vital signs and progress notes. It captures lab and radiology results, provides clinical decision support tools and allows doctors to send secure messages and clinical information to other practitioners and secure, Web-based laboratory results to their patients’ personal health records. Physicians also take advantage of our new Care360 Mobile application that lets them review results and order medications using their Apple® iPhone® or iPad®.

          In December 2010, the Care360 EHR solution received ONC-ATCB 2011/12 certification as a Complete EHR from the Certification Commission for Health Information Technology. The 2011/2012 criteria support the Stage 1 Meaningful Use measures required to qualify eligible providers and hospitals for funding under the American Recovery and Reinvestment Act, which included laws designed to expedite the implementation of electronic health records and build a national electronic health infrastructure in the United States. We believe that we are well positioned to enable physicians to participate in this government stimulus program.

          In 2010, for the seventh time in the past nine years, ChartMaxx was awarded the #1 in KLAS award for the document management and imaging category. It is being used by over 400,000 clinical and administrative users in hospitals and other clinical locations. Our Centergy® Data Exchange is the delivery mechanism for clinical transactions, including bi-directional transmission of orders and results involving the acute care and ambulatory settings.

          We are a leader in providing patients with advanced tools to manage their health. We collaborate with Keas, Microsoft and Google in connection with their personal health records offerings. Using our Care360 connectivity products, physicians can securely provide diagnostic and other data to a patient’s account. In 2010, we introduced GazelleTM, a secure mobile health platform that allows users to receive their Quest Diagnostics laboratory results and manage their personal health information directly from their smartphone. With Gazelle, users can see, store and share their vital health information with ease and security on a mobile basis. Gazelle also features a mobile appointment scheduling application and allows patients to find a Quest Diagnostics location.

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

          We have clinical trials testing centers in the United States and the United Kingdom, and we provide clinical trials testing in Argentina, Australia, Brazil, China and Singapore through affiliated laboratories. While we serve most of the major pharmaceutical companies, approximately 32% of our net revenues from clinical trials testing in 2010 represented testing for GlaxoSmithKline plc (“GSK”). We are the primary provider of central laboratory testing to support GSK’s clinical trials testing requirements worldwide.

          Life Insurer Services. We are the largest provider of risk assessment services to the life insurance industry in North America. We also provide risk assessment services for insurance companies doing business in many countries outside the United States.

          Our risk assessment services comprise underwriting support services to the life insurance industry, including clinical testing, teleunderwriting, specimen collection and paramedical examinations, medical record retrieval, case management, motor vehicle reports, telephone inspections, prescription histories and credit checks. The clinical tests that we perform and data we gather are designed to assist insurance companies to objectively evaluate the mortality risks of policy applicants. The majority of the testing is performed on specimens of life insurance applicants, but also includes specimens of applicants for other types of insurance. Factors such as the number of applications for underwritten life insurance policies can affect the utilization of clinical testing and other services we provide to our insurance customers. Most of our specimen collections and paramedical examinations are performed by our network of approximately 5,275 contracted paramedical examiners at the applicant’s home or workplace. We also offer paramedical examinations through approximately 500 of our patient service centers, and operate approximately 75 locations other than patient service centers in the United States and Canada where we provide paramedical examinations, bringing to approximately 575 the total number of sites where we can provide these examinations. We also contract with third parties at over an additional 120 locations across the United States and Canada to coordinate providing these exams.

          We seek to grow our insurance revenues by increasing our market share and by offering new and innovative clinical tests, data collection and analytics and other services. Our life insurance customers have been consolidating, which has resulted in increased individual customer purchasing power. We expect that this trend will continue. We charge our life insurance customers on a fee-for-service basis, typically under multi-year agreements.

          Employer Services. We believe that we are the leading provider of clinical testing to employers for the detection of employee use of drugs-of-abuse. Our Quest Diagnostics Drug Testing IndexTM, which is an annual report of our aggregate drug testing results, is used by employers, the federal government and the media to help identify and quantify drug abuse among the nation’s workforce.

          As healthcare costs have increased, so has the value of preventative care. Employers grappling with increased healthcare costs use wellness testing as a key tool to reduce their healthcare costs and the healthcare risks of their employees. We provide wellness testing and analytic services to employers to enable them and their employees to take an active role in improving their health and empower employers with aggregated health information. Our Blueprint for Wellness® program offers employers actionable data to power their health improvement and cost containment programs. We are leveraging our patient service centers and paramedical network to deliver wellness screening nationwide. We also offer Blueprint for Wellness® directly to individuals.

          Diagnostic Products, Including Point-of-care, or Near Patient, Testing. Technology advances are enabling testing to move closer to the patient and are becoming increasingly available, accurate and cost effective. Over time, some testing that is now done in clinical laboratories will cease to be performed in clinical laboratories and will be performed closer to the patient. We believe that our point-of-care testing strategy will strengthen our relationship with our customers by enabling us to offer more solutions that improve the effectiveness of our customers and the care of their patients by enabling faster diagnosis and treatment. We are well positioned to offer options and integrated solutions to physicians, hospitals and clinics for the testing methods that are most appropriate for each patient and practice.

          We develop and manufacture products that enable healthcare professionals to make healthcare diagnoses, including products for point-of-care, or near patient, testing for the professional market. We have several companies, including Focus Diagnostics, Enterix, and HemoCue, that enhance our offerings and better enable us to serve these markets. We will consider additional acquisitions or licenses of selective products to complement the products and services we provide. The results of several of our point-of-care tests can be entered into our Care360TM system and hospital laboratory information systems so that they are available in electronic medical records. We intend to offer additional data links in the future. This will differentiate our point-of-care test products from other products that are not integrated into an electronic repository.

          Focus Diagnostics is a leading provider of infectious disease testing that has established a reputation for being first to introduce new tests to the market, including diagnostic tests for Lyme disease, West Nile Virus, SARS and, most recently, H1N1. Focus Diagnostics develops, manufactures and markets diagnostic products, such as HerpeSelect® ELISA tests that detect patient antibodies to specific types of herpes simplex virus, which can be performed on a variety of instrument platforms. Focus Diagnostics sells its diagnostic products to large academic medical centers, hospitals and commercial laboratories globally. Focus has an agreement with 3M Corporation for global human diagnostic rights to a compact integrated bench-top instrument for use with real time polymerase chain reaction (“PCR”) assays. These tests are sold under the SimplexaTM brand name. In 2010, Focus received FDA 510(k) clearance for the bench-top instrument, the SimplexaTM H1N1 Influenza test and the SimplexaTM Flu A/B and RSV test for the instrument. Each test also has received the CE mark for sale in Europe. We intend to develop and pursue FDA clearance and CE marking for additional SimplexaTM tests.

          HemoCue manufactures and distributes point-of-care testing products. HemoCue is the leading global provider in point-of-care testing for hemoglobin, with a growing market share for glucose, microalbumin and white blood cell testing. In 2010, HemoCue added a room temperature version of its high sensitivity glucose test in the EU; HemoCue is seeking FDA 510(k) clearance for this test in the U.S. HemoCue also began to market and deliver its White Blood Cell Analyzer, a whole-blood test performed on finger-stick samples, in both single (worldwide) and differential (in Europe) counts. We are seeking 510(k) clearance and waived status under the Clinical Laboratory Improvement Amendments (“CLIA”) for this product which, if granted, would permit physicians to use these products in a much larger segment of physician offices. The HemoCue handheld systems are used in physician’s offices, blood banks, hospitals, diabetes clinics and public health clinics. Approximately one-half of HemoCue products are sold outside the United States. We believe that HemoCue has a strong product development pipeline, based on its pioneering use of its patented microfluidic systems.

          Enterix, an Australia-based company, manufactures the InSure® fecal immunochemical test (FITTM) for screening for colorectal cancer.

          International. We have laboratory facilities in Gurgaon, India; Heston, England; Mexico City, Mexico; and San Juan, Puerto Rico. These laboratories support clinical testing in their local markets, and also may support our clinical trials business. We have an office in Ireland that supports our activities in that country, and also have sales representatives dedicated to offering our point-of-care test products in countries outside the United States. We see opportunities to bring our experience and expertise in diagnostic testing and point-of-care products to international markets, particularly developing countries where the testing markets are highly fragmented and less mature, including by leveraging existing facilities to serve new markets.

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

          Prevention and wellness. We believe that the value of detection, prevention, wellness and personalized care is recognized more now than ever before. Consumers, employers, health plans and government agencies increasingly are focusing on helping the healthy stay healthy, detecting symptoms among those at risk and providing preventative care that helps avoid disease. Physicians increasingly are relying on diagnostic testing to help identify risk for a disease, to detect the symptoms of disease earlier, to aid in the choice of therapeutic regimen, to monitor patient compliance and to evaluate treatment results. Physicians, consumers and payers increasingly recognize the value of diagnostic testing as a means to improve health and reduce the overall cost of healthcare through early detection, prevention and treatment. Federal healthcare reform legislation adopted in 2010 contained provisions eliminating patient cost-sharing for preventative services, and additional provisions that we believe will increase the number of patients that have health insurance and thus better access to diagnostic testing.

          Science and technology advances. Medical advances allow for more accurate and earlier diagnosis and treatment of diseases. Continuing research and development in the area of genomics is expected to yield new, more sophisticated and specialized diagnostic tests. These advances also are spurring interest in and demand for personalized or tailored medicine, which relies on diagnostic and prognostic testing. Pharmacogenomic testing increasingly is used as a parameter to help speed drug approval processes and to better focus therapy based on patient and tumor-specific genetic markers. Demand also is growing toward comprehensive care management solutions that serve patients, payers and practitioners by improving access to patient data, increasing patient participation in care management, reducing medical errors and improving clinical outcomes. There is an increasing focus on interconnectivity, and electronic medical records and patient health records continue to grow.

          Customers and payers. Our customers and payers, including physicians, health insurance plans, employers, pharmaceutical companies and others, have been consolidating. We expect that this trend will continue. Consolidation is increasing bargaining power, enhancing purchasing sophistication and encouraging internalization of testing. In addition, federal healthcare reform legislation adopted in 2010 encourages the formation of “accountable care organizations” and requires implementation of health insurance exchanges, which may result in changes in the way that some healthcare services are purchased and delivered in the United States.

          Competition. The clinical testing industry remains fragmented, is highly competitive and is subject to new competition. Competition is growing from non-traditional competitors. Increased hospital acquisitions of physician practices enhance physician ties to hospital-affiliated laboratories and may strengthen their competitive position. New market entrants with extensive resources may make acquisitions or expand into our traditional areas of operations. We also are expanding into new diagnostic testing areas that are highly competitive.

          Legislative, regulatory and policy environment. Government oversight of and attention to the healthcare industry in the United States is significant and increasing. The 2009 American Recovery and Reinvestment Act included laws designed to expedite the implementation of electronic health records and build a national electronic health infrastructure in the United States. During 2010, the FDA publicly announced that it has decided to exercise regulatory authority over laboratory developed tests, and that it plans to issue guidance to the industry regarding its regulatory approach. Federal healthcare reform legislation adopted in 2010 has created significant uncertainty as healthcare markets react to potential and impending changes.

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

          Health Plans. Health plans, including managed care organizations and other health insurance providers, typically reimburse us as a contracted provider on behalf of their members for clinical testing services performed. Reimbursement from our two largest health plans totaled approximately 13% of our consolidated net revenues in 2010. Our largest health plan accounted for approximately 9% of our consolidated net revenues in 2010.

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

          Health plans and IPAs often require that clinical test service providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services through capitated payment arrangements and discounted fee-for-service arrangements. Under capitated payment arrangements, we provide services at a predetermined monthly reimbursement rate for each covered member, generally regardless of the number or cost of services provided by us. Average reimbursement rates under capitated payment arrangements are typically lower than our overall average reimbursement rate. Health plans continue to offer preferred provider organization (“PPO”) plans, point-of-service (“POS”) plans, consumer driven health plans (“CDHPs”) and limited benefit coverage programs. Reimbursement under these programs is typically negotiated on a fee-for-service basis, which generally results in higher revenue per requisition than under capitation arrangements. We do not expect that the design of these plans will pose a significant barrier to accessing clinical testing services. To the extent that plans and programs require greater levels of patient cost-sharing, this could negatively impact patient collection experience.

          Most of our agreements with major health plans are non-exclusive arrangements. Certain health plans, however, have limited their laboratory network to only a single national laboratory, seeking to obtain improved pricing. Although non-contracted providers historically generally were reimbursed at “reasonable and customary” rates, health plans today are employing several approaches, including “reasonable and customary” rates, to reimburse non-contracted providers. Contracted rates generally are lower than “reasonable and customary” rates.

          We also sometimes are a member of a “complementary network.” A complementary network is generally a set of contractual arrangements that a third party will maintain with various providers that provide discounted fees for the benefit of its customers. A member of a health plan may choose to access a non-contracted provider that is a member of a complementary network; if so, the provider will be reimbursed at a rate negotiated by the complementary network.

          We attempt to strengthen our relationships with health plans and increase the volume of testing services by offering health plans services and programs that leverage our Company’s expertise and resources, including our superior access, extensive test menu, medical staff and data, and in such areas as wellness and disease management.

          Physicians. Physicians, including both primary care physicians and specialists, requiring testing for patients are the primary referral source of our clinical testing volume. Physicians determine which laboratory to recommend or use based on a variety of factors, including: service; patient access and convenience, including participation in a health plan network; price; and depth and breadth of test and service offering. Physicians also purchase and utilize our point-of-care tests.

          Hospitals. Hospitals generally maintain an on-site laboratory to perform the significant majority of clinical testing for their patients and refer less frequently needed and highly specialized procedures to outside laboratories, which typically charge the hospitals on a negotiated fee-for-service basis. Fee schedules for hospital reference testing typically are negotiated on behalf of hospitals by group purchasing organizations. We provide services to hospitals throughout the United States, including esoteric testing, in some cases helping manage their laboratories and serving as the medical directors of the hospital’s histology or clinical laboratory. We believe that we are the industry’s market leader in servicing hospitals. Hospitals generally continue to look for ways to fully utilize their existing laboratory capacity: they perform tests their patients need and may compete with commercial laboratories for outreach (non-hospital patients) testing. Continuing to obtain referrals from hospitals depends on our ability to provide high quality services that are more cost-effective than if the hospitals were to perform the services themselves. We believe that our combination of full-service, bi-coastal esoteric testing capabilities, medical and scientific professionals available for consultation, innovative connectivity products, point-of-care testing products, focus on Six Sigma quality and dedicated sales and service professionals has positioned us to be an attractive partner for hospitals.

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

          Employers. Employers use clinical tests for drugs-of-abuse to determine an individual’s employability and his or her “fitness for duty.” Companies with high employee turnover, safety conscious environments or regulatory testing requirements provide the highest volumes of testing. Factors such as the general economy and job market can impact the utilization of drugs-of-abuse testing. We seek to grow our employer volumes through offering new and innovative programs to help companies with their goal of maintaining a safe and productive workplace. We also offer employers our Blueprint for Wellness program, providing wellness screening and analytic services to employers, to help employers and their employees manage increasing healthcare costs and to capitalize on trends in personalized health.

          Other Laboratories and Other Customers. We also provide testing services to federal, state and local governmental agencies and perform esoteric testing services for commercial clinical laboratories that do not have a full range of testing capabilities. These customers are charged on a fee-for-service basis.

GENERAL

          Competition. While there has been significant consolidation in the clinical testing industry in recent years, our industry remains fragmented and highly competitive. We primarily compete with three types of clinical testing providers: hospital-affiliated laboratories, other commercial clinical laboratories and physician-office laboratories. Our largest commercial clinical laboratory competitor is Laboratory Corporation of America Holdings, Inc. In addition, we compete with many smaller regional and local commercial clinical laboratories, specialized esoteric laboratories and laboratories owned by physicians and hospitals. In anatomic pathology, additional competitors include anatomic pathology practices, including those in academic institutions. In addition, there has been a trend among specialty physician practices to establish their own histology laboratory capabilities and/or bring pathologists into their practices, thereby reducing referrals from these practices.

          We believe that healthcare providers traditionally consider a number of factors when selecting a testing provider, including:

•	service capability and quality;

•	accuracy, timeliness and consistency in reporting test results;

•	patient insurance coverage;

•	number and type of tests performed;

•	pricing;

•	number, convenience and geographic coverage of patient service centers;

•	reputation in the medical community;

•	healthcare information technology solutions;

•	qualifications of its staff; and

•	ability to develop new and useful tests.

          We believe that we are an effective competitor in each of these areas. We also believe that offering the most comprehensive test menu in the industry, innovative test and information technology offerings, a superior patient experience, Six Sigma quality and unparalleled access and distribution, provides us with a competitive advantage.

          We believe that large commercial clinical laboratories may be able to increase their share of the overall clinical testing market due to their large service networks and lower cost structures. These advantages should enable larger clinical laboratories to more effectively serve customers, including members of large healthcare plans. In addition, we believe that consolidation in the clinical testing industry will continue. However, a significant portion of clinical testing is likely to continue to be performed by hospitals, which generally have affiliations with community physicians that refer testing to us. As a result of these affiliations, we compete against hospital-affiliated laboratories primarily on the basis of service capability and quality as well as other non-pricing factors. In addition, recent market activity may increase the competitive environment. For example, health plan actions to exclude large national clinical laboratories from contracts may enhance the relative competitive position of regional laboratories, and increased hospital acquisitions of physician practices enhance the ties of the physicians to hospital-affiliated laboratories.

          The diagnostic testing industry is faced with changing technology and new product introductions. Advances in technology may lead to the development of more cost-effective tests that can be performed outside of a commercial clinical laboratory such as (1) point-of-care tests that can be performed by physicians in their offices; (2) complex tests that can be performed by hospitals in their own laboratories; and (3) home testing that can be carried out without requiring the services of clinical laboratories. Development of such technology and its use by our customers and patients would reduce the demand for our laboratory testing services and negatively impact our revenues. With our point-of-care test strategy, we are positioning ourselves to service this growing market for physicians and hospitals. We also believe that our overall point-of-care test strategy will strengthen our relationship with our customers by enabling us to offer more solutions that improve their effectiveness and the care of their patients by enabling faster diagnosis and treatment.

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

          Sales and Marketing. Our sales force is organized to focus on customer groups and service types. The majority of representatives focus on marketing clinical laboratory testing, anatomic pathology and related services to physicians, including physician specialists. Supporting our physician sales teams are genomics and esoteric testing specialists, who are specially trained and focused on educating our clients on new and more complex tests. In the insurance market, we have a sales force that focuses on regional and national insurance organizations, as well as a sales team that sells risk assessment services to life insurance companies. We also have a hospital sales organization that focuses on meeting the unique clinical testing needs of hospitals. A smaller portion of our sales force focuses on selling drugs-of-abuse and wellness testing to employers. We also have a sales force that focuses on selling risk assessment testing services to local insurance agents and brokers. In addition, we have a sales organization that focuses on selling diagnostic products and instruments to hospitals, commercial clinical laboratories, physician office laboratories, blood banks and clinics, and a sales force that sells our point-of-care tests to customers globally. Given the highly specialized requirements of drug developers, we also have a dedicated sales force that sells our clinical trials services. In addition, we have an active customer management process to evaluate the growth potential and profitability of all accounts.

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

          Quality Assurance. In our clinical testing business, our goal is to continually improve the processes for collection, handling, storage and transportation of patient specimens, as well as the precision and accuracy of analysis and result reporting. Our quality assurance efforts focus on pre-analytic, analytic and post-analytic processes, including positive patient identification of specimens, report accuracy, proficiency testing, reference range relevance, process audits, statistical process control and personnel training for all of our laboratories and patient service centers. We also focus on the licensing, credentialing, training and competence of our professional and technical staff. We have implemented an enhanced specimen tracking system, with global positioning system capabilities, that enables us to better track specimens. We continue to implement our Six Sigma and standardization initiatives to help achieve our goal of becoming recognized as the undisputed quality leader in the healthcare services industry. In addition, some of our laboratories have achieved International Organization for Standardization, or ISO, certification. These certifications are international standards for quality management systems. In 2010, we took a number of steps to further enhance our quality assurance program, including actions to reduce errors, to measure and monitor performance and to drive process discipline.

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

          We participate in external proficiency testing and have accreditation or licenses for our clinical laboratory operations from various regulatory agencies or accrediting organizations, such as the Centers for Medicare and Medicaid Services (“CMS”), the College of American Pathologists (“CAP”) and certain states. All of our laboratories participate in various external quality surveillance programs. They include, but are not limited to, proficiency testing programs administered by CAP, as well as some state agencies. CAP is an independent, non-governmental organization of board-certified pathologists approved by CMS to inspect clinical laboratories to determine compliance with the standards required by CLIA. CAP offers an accreditation program to which laboratories may voluntarily subscribe. All of our major regional and esoteric laboratories, including our facility in India, and most of our rapid response laboratories, are accredited by CAP. Accreditation includes on-site inspections and participation in the CAP (or equivalent) proficiency testing program. Also, all of our cytotechnologists and pathologists participate in an individual proficiency testing program.

          Our diagnostic products businesses maintain extensive quality assurance programs focused on ensuring that our products are safe and effective and that we comply with applicable regulatory requirements in the United States, Europe and Australia. They are regulated by the FDA and are required to be in compliance with the Quality Systems Regulations, 21 CFR part 820, and with applicable standards outside the U.S. In addition, our manufacturing sites are certified in accordance with, or audited by the deemed authority for, ISO 13485: 2003 standards. We endeavor to design and manufacture our diagnostics products in compliance with Quality Systems Regulations. In addition, the diagnostics products businesses maintain procedures designed to ensure that products we purchase conform to their specifications.

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

          Employees. At December 31, 2010, we employed approximately 42,000 people. This total excludes employees of the joint ventures where we do not have a majority interest. We have no collective bargaining agreements with any unions covering any employees in the United States, and we believe that our overall relations with our employees are good.

BILLING AND REIMBURSEMENT

          Billing. We generally bill for clinical testing services on a fee-for-service basis under one of two types of fee schedules. These fees may be negotiated or discounted. The types of fee schedules are:

•	“Client” fees charged to physicians, hospitals, and institutions for which a clinical laboratory performs testing services on a wholesale basis and which are billed on a monthly basis.

•	“Patient” fees charged to individual patients and certain third-party payers on a claim-by-claim basis.

          Billing for clinical testing services is very complicated, and we maintain compliance policies and procedures for our billing. Patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups all have different billing requirements. Some billing arrangements require us to bill multiple payers, and there are several other factors that complicate billing (e.g., disparity in coverage and information requirements among various payers; incomplete or inaccurate billing information provided by ordering physicians). We incur additional costs as a result of our participation in Medicare and Medicaid programs because clinical laboratory testing and anatomic pathology services are subject to complex, stringent and frequently ambiguous federal and state laws and regulations, including those relating to coverage, billing and reimbursement. Changes in laws and regulations could further complicate our billing and increase our billing expense. CMS establishes procedures and continuously evaluates and implements changes to the reimbursement process and requirements for coverage.

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

          In 2010, our bad debt expense was 4% of our net revenues. We believe that most of our bad debt expense is primarily the result of missing or incorrect billing information on requisitions and Advance Beneficiary Notices received from healthcare providers and the failure of patients to pay the portion of the receivable that is their responsibility, rather than credit related issues. Deteriorating economic conditions may adversely impact our bad debt expense. In general, we perform the requested tests and report test results regardless of whether the billing information is correct or complete. We subsequently attempt to contact the healthcare provider or patient to obtain any missing information and to rectify incorrect billing information. Missing or incorrect information on requisitions complicates and slows down the billing process, creates backlogs of unbilled requisitions and generally increases the aging of accounts receivable and bad debt expense. The increased use of electronic ordering reduces the incidence of missing or incorrect information.

          Government Coverage and Reimbursements. Government payers, such as Medicare and Medicaid, have taken steps and can be expected to continue to take steps to control the cost, utilization and delivery of healthcare services, including clinical test services. For example, Medicare carriers have adopted policies under which they do not pay for many commonly ordered clinical tests unless the ordering physician has provided an appropriate diagnosis code supporting the medical necessity of the test. Physicians are required by law to provide diagnostic information when they order clinical tests for Medicare and Medicaid patients. In addition, the final 2011 Physician Fee Schedule rule includes a requirement that all laboratory requisitions, with the exception of electronic orders, contain the ordering physician’s signature in order to be billable to Medicare. CMS had postponed this requirement until the beginning of the second quarter of 2011. Recent published reports indicate that CMS plans to rescind this requirement; however, CMS has not officially announced its decision.

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

          Part B of the Medicare program contains fee schedule payment methodologies for clinical testing services, and for pathology and other physician services, performed for covered patients, including a national ceiling on the amount that carriers could pay under their local Medicare clinical testing fee schedules. The Medicare national fee schedule for clinical testing services for 2011 is reduced by 1.75% from 2010 levels as a result of the 2010 federal healthcare reform legislation. This reduction is the first of a series of such annual reductions effective from 2011 to 2015. In December 2010, Congress delayed by one year a potential 30% decrease in the physician fee schedule that otherwise would have become effective January 1, 2011. The following table sets forth the percentage of our consolidated net revenues reimbursed under Medicare attributable to the clinical testing and physician fee schedules in 2010.

Medicare Part B Reimbursements	% of our 2010 Consolidated Net Revenues

Clinical Laboratory Fee Schedule	12%
Physician Fee Schedule	3%

          Penalties for violations of laws relating to billing government healthcare programs and for violations of federal and state fraud and abuse laws include: (1) exclusion from participation in Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business. Civil monetary penalties for a wide range of violations may be assessed on a per violation basis. A parallel civil remedy under the federal False Claims Act provides for penalties on a per violation basis, plus damages of up to three times the amount claimed.

          Historically, most Medicare and Medicaid beneficiaries were covered under the traditional Medicare and Medicaid programs administered by the federal government. Over the last several years, the federal government has continued to expand its contracts with private health insurance plans for Medicare beneficiaries and has encouraged such beneficiaries to switch from the traditional programs to the private programs, called “Medicare Advantage” programs. There has been continued growth of health insurance plans offering Medicare Advantage programs and of beneficiary enrollment in these plans. In recent years, in an effort to control costs, states also have increasingly mandated that Medicaid beneficiaries enroll in private managed care arrangements. The 2010 federal healthcare reform legislation is intended to control the growth of Medicare Advantage programs, encourage beneficiaries to switch back to traditional Medicare programs and expand the eligibility for traditional Medicaid programs.

REGULATION

          Our businesses are subject to or impacted by extensive and frequently changing laws and regulations in the United States (at both the federal and state levels), and the other jurisdictions in which we conduct business. These laws and regulations include regulations over aspects of our business, and laws and regulations relating to conducting our business generally (e.g., export controls laws, U.S. Foreign Corrupt Practices Act and similar laws of other jurisdictions), including in the United States and in the other jurisdictions in which we conduct business. We also are subject to inspections and audits by governmental agencies. Set forth below are highlights of the key regulatory areas applicable to our businesses.

          CLIA and State Clinical Laboratory Licensing Regulations. All of our laboratories and, where applicable, patient service centers, are licensed and accredited as required by the appropriate federal and state agencies. CLIA regulates virtually all clinical laboratories by requiring that they be certified by the federal government and comply with various technical, operational, personnel and quality requirements intended to ensure that the services provided are accurate, reliable and timely. The cost of compliance with CLIA makes it cost prohibitive for many physicians to operate clinical laboratories in their offices. However, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care test equipment to physicians and by selling to both physicians and patients test kits approved by the FDA for home use. Diagnostic tests approved or cleared by the FDA for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories with minimal regulatory oversight under CLIA as well as by patients in their homes.

          CLIA does not preempt state laws that are more stringent than federal law. State laws may require additional personnel qualifications, quality control, record maintenance and/or proficiency testing. State laws also may require detailed review of our scientific validations and technical procedures for tests.

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

          In addition, federal and state anti-self-referral laws generally prohibit Medicare and Medicaid payments for clinical tests referred by physicians who have a personal investment in, or a compensation arrangement with, the testing laboratory. Some states also have similar laws that are not limited to Medicare and Medicaid referrals and could also affect investment and compensation arrangements with physicians.

          FDA. The FDA has regulatory responsibility over, among other areas, instruments, test kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the United States. The FDA also regulates clinical trials (and, therefore, testing that we perform for sponsors of those trials), drugs-of-abuse testing for employers, testing for blood bank purposes and testing of donors of human cells for purposes such as in vitro fertilization. A number of esoteric tests we develop internally are first offered as laboratory-developed tests (“LDTs”). The FDA has claimed regulatory authority over all LDTs, but has exercised enforcement discretion with regard to most LDTs performed by high complexity CLIA-certified laboratories. During 2010, the FDA publicly announced that it has decided to exercise regulatory authority over LDTs, and that it plans to issue guidance to the industry regarding its regulatory approach. The FDA has indicated that it will use a risk-based approach to regulation and will direct more resources to tests with wider distribution and with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. The FDA has not announced a framework or timetable for implementing its new regulatory approach. The regulatory approach adopted by the FDA may lead to an increased regulatory burden on our Company, including additional costs and delays in introducing new tests.

          Laboratories use analyte specific reagents (“ASRs”) in some LDTs. Under current FDA guidance, manufacturers of certain products previously marketed as ASRs must file for FDA clearance of these products in order to market them in the United States. In addition, the FDA recently has increased its scrutiny of reagents and kits labeled Research Use Only (“RUO”) or Investigational Use Only (“IUO”) and has announced that it plans to issue guidance on RUO and IUO labeled products. The regulation of ASR, RUO or IUO products could result in increased product cost, a delay in obtaining them or, if a manufacturer withdraws its products from the market, an inability to obtain the product. These factors may hinder our ability to develop and market new products or services or cause an increase in the cost of our products or services.

          Our diagnostic product business is subject to regulation by the FDA, as well as by foreign governmental agencies, including countries within the European Union who have adopted the Directive on In Vitro Diagnostic Medical Devices (“IVDD”). These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing, distribution and post-market surveillance of diagnostic products. Prior to commercially marketing or selling most diagnostic products in the U.S., we are required to secure clearance or approval from the FDA. Similarly, we may need to obtain a license or certification such as a CE mark in order to sell diagnostic products outside of the U.S. Compliance with the IVDD allows us to market in Europe once we obtain a CE mark (obtainable where the manufacturer certifies that the device conforms to the regulatory and quality requirements for the device). Following the introduction of a diagnostic product into the market, the FDA and non-U.S. agencies engage in periodic inspections and reviews of the manufacturing processes and product performance. Compliance with these regulatory controls can affect the time and cost associated with the development, introduction and continued availability of new products. These agencies possess the authority to take various administrative and legal actions against us for non-compliance, such as fines, product suspensions, submission of warning letters, recalls, product seizures, injunctions and other civil and criminal sanctions. Where appropriate, voluntary compliance actions, such as voluntary recalls, may be undertaken.

          Environmental, Health and Safety. We are subject to laws and regulations related to the protection of the environment, the health and safety of employees and the handling, transportation and disposal of medical specimens, infectious and hazardous waste and radioactive materials. For example, the U.S. Occupational Safety and Health Administration (“OSHA”) has established extensive requirements relating specifically to workplace safety for healthcare employers in the U.S. This includes requirements to develop and implement multi-faceted programs to protect workers from exposure to blood-borne pathogens, such as HIV and hepatitis B and C, including preventing or minimizing any exposure through needle stick injuries. For purposes of transportation, some biological materials and laboratory supplies are classified as hazardous materials and are subject to regulation by one or more of the following agencies: the U.S. Department of Transportation, the U.S. Public Health Service, the United States Postal Service and the International Air Transport Association. We generally use third-party vendors to dispose of regulated medical waste, hazardous waste and radioactive materials and contractually require them to comply with applicable laws and regulations.

          Physicians. Many of our pathologists enter into an employment agreement. These agreements have varying terms, but generally can be terminated at any time, upon advance notice. Most of the agreements contain covenants generally limiting the activities of the pathologist within a defined geographic area for a limited period of time after termination of employment. The agreements may be subject to limitations under state law that may limit the enforceability of these covenants.

          Our pathologists are required to hold a valid license to practice medicine in the jurisdiction in which they practice. If they provide inpatient services, they must become a member of the medical staff at the relevant hospital, with privileges in pathology.

          Several states, including some in which our businesses are located, prohibit business corporations from engaging in the practice of medicine. In certain states, business corporations are prohibited from employing licensed healthcare professionals to provide services on behalf of the corporation; these laws vary from state to state. The manner in which licensed physicians can be organized to perform medical services may be governed by the laws of the state in which medical services are provided and by the medical boards or other entities authorized by these states to oversee the practice of medicine. In some states, anatomic pathology services are delivered through physician-owned entities that employ the practicing pathologists.

          Privacy and Security of Health and Personal Information. We are required to comply with laws and regulations in the United States (at the federal and state levels) and jurisdictions outside the United States in which we conduct business, including the European Union, regarding protecting the security and privacy of certain healthcare and personal information. These privacy and security laws include the federal Health Insurance Portability and Accountability Act, as amended, and the regulations thereunder (collectively, “HIPAA”). The HIPAA security regulations establish requirements for safeguarding electronic protected health information. The HIPAA privacy regulations establish comprehensive federal standards regarding the uses and disclosures of protected health information. Together, these laws and regulations establish a complex regulatory framework on a variety of subjects, provide for penalties for non-compliance, and may require a healthcare provider to notify patients or the government if the provider discovers certain breaches of unsecured personal or a patient’s protected health information. We have implemented practices to meet applicable requirements.

          Drug Testing; Controlled Substances. All U.S. laboratories that perform drug testing for public sector employees and employees of certain federally regulated businesses are required to be certified as meeting the detailed performance and quality standards of the Substance Abuse and Mental Health Services Administration. To obtain access to controlled substances used to perform drugs-of-abuse testing in the United States, laboratories must be licensed by the Drug Enforcement Administration. All of our laboratories that perform such testing or that utilize controlled substances are so certified or so licensed, respectively.

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

          If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, fines, exclusion from participation in governmental healthcare programs and the loss of various licenses, certificates and authorizations necessary to operate our business, as well as incur additional liabilities from third party claims, all of which could have a material adverse effect on our business. Certain federal and state statutes, regulations and other laws, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government payers, private payers and/or patients alleging inappropriate billing practices.

          The federal or state governments may bring claims based on theories as to our current practices that we believe are lawful. The federal and state governments have substantial leverage in negotiating settlements since the amount of potential damages far exceeds the rates at which we are reimbursed, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs. Reimbursement from traditional Medicare and Medicaid programs represented approximately 18% of our net revenues during 2010. We believe that, based on our experience with settlements and public announcements by various government officials, the federal and state governments continue to strengthen their enforcement efforts against healthcare fraud. In addition, legislative provisions relating to healthcare fraud and abuse provide government enforcement personnel substantially increased funding, powers and remedies to pursue suspected cases of fraud and abuse.

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

          We have a corporate governance webpage. You can access information regarding our corporate governance at www.QuestDiagnostics.com/governance. We post the following on our corporate governance webpage:

•	Directors

•	Management

•	Code of Business Ethics

•	Integrity Commitment

•	Values

•	Corporate Governance Guidelines

•	Charters for the following committees of our Board of Directors: Audit and Finance; Compensation; Executive; Governance; and Quality, Safety and Compliance

•	Certificate of Incorporation

•	Bylaws

EXECUTIVE OFFICERS OF THE COMPANY

The following persons serve as executive officers of the Company.

          Surya N. Mohapatra, Ph.D. (61) is Chairman of the Board, President and Chief Executive Officer. Prior to joining the Company in February 1999 as Senior Vice President and Chief Operating Officer, he was Senior Vice President of Picker International, a worldwide leader in advanced medical imaging technologies. Dr. Mohapatra was appointed President and Chief Operating Officer in June 1999, Chief Executive Officer in May 2004 and Chairman of the Board in December 2004. He is a director of ITT Corporation, a trustee of The Rockefeller University and a member of the Corporate Advisory Board of Johns Hopkins Carey Business School. Dr. Mohapatra has been a director of the Company since 2002.

          Jon R. Cohen, M.D. (56) is Senior Vice President and Chief Medical Officer. Dr. Cohen joined the company in March 2009. He served as the Senior Advisor to New York Governor David Patterson from 2008 to 2009, where he was responsible for all policy and strategic planning. From 2007 to 2008, Dr. Cohen was a managing director, health industries advisory services at PricewaterhouseCoopers LLP. Prior to that, he spent 21 years with North Shore-Long Island Jewish Health System, one of the nation’s largest not-for-profit health systems, including serving as its Chief Medical Officer from 2000 to 2006.

          Robert A. Hagemann (54) is Senior Vice President and Chief Financial Officer. He joined Corning Life Sciences, Inc. in 1992, where he held a variety of senior financial positions before being named Vice President and Corporate Controller of the Company in 1996. Mr. Hagemann has served as Chief Financial Officer since August 1998. He is a director of Zimmer Holdings, Inc.

          Joan E. Miller, Ph.D. (56) is Senior Vice President – Pathology and Hospital Services. Dr. Miller joined Corning Life Sciences, Inc. in 1992 and since has held positions of increasing responsibility. Dr. Miller was named Senior Managing Director, Nichols Institute in 2002 and Vice President, Hospital Business in 2003. Since June 2007, Dr. Miller has overseen the Company’s hospital testing services, including its esoteric testing facilities, and its anatomic pathology testing services.

          Michael E. Prevoznik (49) is Senior Vice President and General Counsel. Mr. Prevoznik joined the Company as Vice President and General Counsel in August 1999. In 2003, he assumed responsibility for governmental affairs. Prior to joining the Company, Mr. Prevoznik served in positions of increasing responsibility within the compliance organization at SmithKline Beecham, most recently as Vice President, Compliance, with responsibility for coordinating all SmithKline Beecham compliance activities worldwide.

          Wayne R. Simmons (55) is Vice President – Operations. Since July 2007, he has overseen the Company’s U.S. clinical testing operations. Mr. Simmons joined the Company in February 2004 as Vice President for our central region. Prior to joining the Company, Mr. Simmons served in positions of increasing responsibility with Philips Medical Systems, including, since 2002, as Vice President of Supply Chain, in which position he was responsible for operations at Philips Medical Systems CT Operations facilities globally.

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

          The economies of the United States and other regions of the world in which we do business continue to experience significant weakness which, in the case of the U.S., has resulted in significant unemployment and reduced economic activity. Continued weakness or a further decline in economic conditions may adversely affect demand for our services and products, thus reducing our revenue. These conditions also could impair the ability of those with whom we do business to satisfy their obligations to us.

The clinical testing business is highly competitive, and if we fail to provide an appropriately priced level of service or otherwise fail to compete effectively it could have a material adverse effect on our revenues and profitability.

          While there has been significant consolidation in recent years in the clinical testing business, it remains a fragmented and highly competitive industry.

          We primarily compete with three types of clinical test providers: hospital-affiliated laboratories, other commercial clinical laboratories and physician-office laboratories. We also compete with anatomic pathology practices and large physician group practices. Hospitals generally maintain on-site laboratories to perform testing on their patients (inpatient or outpatient). In addition, many hospitals compete with commercial clinical laboratories for outreach (non-hospital patients) testing. Most physicians have admitting privileges or other relationships with hospitals as part of their medical practice and hospitals may seek to leverage their relationships with community physicians and encourage the physicians to send their outreach testing to the hospital’s laboratory. In addition, hospitals that own physician practices generally require the practices to refer tests to the hospital’s laboratory. As a result of this affiliation between hospitals and community physicians, we compete against hospital-affiliated laboratories primarily based on quality and scope of service. Increased hospital acquisitions of physician practices enhance physician ties to hospital-affiliated laboratories and may strengthen their competitive position. Our failure to provide a broad test menu or service superior to hospital-affiliated laboratories and other laboratories could have a material adverse effect on our business.

          If we fail to compete effectively, our business could be adversely affected and our revenues and profitability could be damaged.

U.S. healthcare reform legislation may result in significant changes, and our business could be adversely impacted if we fail to adapt.

          Government oversight of and attention to the healthcare industry in the United States is significant and increasing. In March 2010, U.S. federal legislation was enacted to reform healthcare. The legislation provides for reductions in the Medicare clinical laboratory fee schedule of 1.75% for five years beginning in 2011 and also includes a productivity adjustment that reduces the CPI market basket update beginning in 2011. The legislation imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013. The legislation establishes the Independent Payment Advisory Board, which will be responsible, beginning in 2014, annually to submit proposals aimed at reducing Medicare cost growth while preserving quality. These proposals automatically will be implemented unless Congress enacts alternative proposals that achieve the same savings targets. Further, the legislation calls for a Center for Medicare and Medicaid Innovation that will examine alternative payment methodologies and conduct demonstration programs. The legislation provides for extensive health insurance reforms, including the elimination of pre-existing condition exclusions and other limitations on coverage, fixed percentages on medical loss ratios, expansion in Medicaid and other programs, employer mandates, individual mandates, creation of state and regional health insurance exchanges, and tax subsidies for individuals to help cover the cost of individual insurance coverage. The legislation also permits the establishment of accountable care organizations, a new healthcare delivery model. While the ultimate impact of the legislation on the healthcare industry is unknown, it is likely to be extensive and may result in significant change. Our failure to adapt to these changes could have a material adverse effect on our business.

FDA regulation of LDTs and clinical laboratories may result in significant change, and our business could be adversely impacted if we fail to adapt.

          During 2010, the FDA publicly announced that it has decided to exercise regulatory authority over LDTs, and that it plans to issue guidance to the industry regarding its regulatory approach. The FDA has indicated that it will use a risk-based approach to regulation and will direct more resources to tests with wider distribution and with the highest risk of injury, but that it will be sensitive to the need to not adversely impact patient care or innovation. The FDA has not announced a framework or timetable for implementing its new regulatory approach. The regulatory approach adopted by the FDA may lead to an increased regulatory burden, including additional costs and delays in introducing new tests. While the ultimate impact of the FDA’s approach is unknown, it may be extensive and may result in significant change. Our failure to adapt to these changes could have a material adverse effect on our business.

Government payers, such as Medicare and Medicaid, have taken steps to control the utilization and reimbursement of healthcare services, including clinical test services.

          We face efforts by government payers to reduce utilization and reimbursement for clinical testing services.

          From time to time, Congress has legislated reductions in, or frozen updates to, the Medicare Clinical Laboratory Fee Schedule. In addition, CMS has adopted policies limiting or excluding coverage for clinical tests that we perform. We also provide physician services which are reimbursed by Medicare under a physician fee schedule, which is subject to adjustment on an annual basis. CMS changes add to our costs by increasing complexity and administrative requirements for billing. Medicaid reimbursement varies by state and is subject to administrative and billing requirements and budget pressures. The 2010 federal healthcare reform legislation includes further provisions that are designed to control utilization and payment levels.

          In addition, over the last several years, the federal government has continued to expand its contracts with private health insurance plans for Medicare beneficiaries, called “Medicare Advantage” programs, and has encouraged such beneficiaries to switch from the traditional programs to the private programs. There has been continued growth of health insurance plans offering Medicare Advantage programs, and of beneficiary enrollment in these programs. Also in recent years, states have increasingly mandated that Medicaid beneficiaries enroll in private managed care arrangements. The 2010 federal healthcare reform legislation is intended to control the growth of Medicare Advantage programs, encourage beneficiaries to switch back to traditional Medicare programs and expand the eligibility for traditional Medicaid programs. Recently, state budget pressures have encouraged states to consider several courses that may impact our business, such as delaying payments, reducing reimbursement, restricting coverage eligibility, service coverage restrictions and imposing taxes on our services.

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

          The increased consolidation among healthcare plans also has increased the potential adverse impact of ceasing to be a contracted provider with any such insurer. The 2010 federal healthcare reform legislation includes provisions, including ones regarding the creation of healthcare exchanges, that may encourage healthcare insurance plans to increase exclusive contracting.

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

          We regularly receive requests for information, and occasionally subpoenas, from governmental authorities. We also are subject from time to time to qui tam claims brought by former employees or other “whistleblowers.” The federal and state governments continue to strengthen their position and scrutiny over healthcare fraud. In addition, legislative provisions relating to healthcare fraud and abuse provide federal and state enforcement personnel substantially increased funding, powers and remedies to pursue suspected fraud and abuse. The government has substantial leverage in negotiating settlements since the amount of potential damages far exceeds the rates at which we are reimbursed for our products and services, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs. Regardless of merit or eventual outcome, these types of investigations and related litigation can result in:

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

          Missing or incorrect information on requisitions adds complexity to and slows the billing process, creates backlogs of unbilled requisitions, and generally increases the aging of accounts receivable and bad debt expense. We believe that much of our bad debt expense in recent years is attributable to the lack of, or inaccurate, billing information. Failure to timely or correctly bill may lead to our not being reimbursed for our services or an increase in the aging of our accounts receivable, which could adversely affect our results of operations and cash flows. Failure to comply with applicable laws relating to billing government healthcare programs could lead to various penalties, including: (1) exclusion from participation in Medicare/Medicaid programs; (2) asset forfeitures; (3) civil and criminal fines and penalties; and (4) the loss of various licenses, certificates and authorizations necessary to operate our business, any of which could have a material adverse effect on our results of operations or cash flows.

Failure in our information technology systems, including failures resulting from our systems conversions, could disrupt our operations and cause the loss of customers or business opportunities.

          Information technology (“IT”) systems are used extensively in virtually all aspects of our business, including clinical testing, test reporting, billing, customer service, logistics and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. IT systems may be vulnerable to damage from a variety of sources, including telecommunications or network failures, human acts and natural disasters. Moreover, despite the security measures we have implemented, our IT systems may be subject to physical or electronic break-ins, computer viruses and similar disruptive problems. We also have taken precautionary measures to prevent unanticipated problems that could affect our IT systems. Nevertheless, we may experience damages to our systems, and system failures and interruptions.

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

          If we experience systems problems, including with our implementation of standard laboratory or billing systems, they may interrupt our ability to operate. For example, the problems may impact our ability to process test orders, deliver test results or perform or bill for tests in a timely manner. If our operations are interrupted, it could adversely affect our reputation and result in a loss of customers and revenues.

Failure to develop, or acquire licenses for, new tests, technology and services, could negatively impact our testing volume and revenues.

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

The development of new, more cost-effective tests that can be performed by our customers or by patients, or the internalization of testing by hospitals or physicians, could negatively impact our testing volume and revenues.

          Advances in technology may lead to the development of more cost-effective tests that can be performed outside of a commercial clinical laboratory such as (1) point-of-care tests that can be performed by physicians in their offices, (2) esoteric tests that can be performed by hospitals in their own laboratories or (3) home testing that can be performed by patients in their homes or by physicians in their offices. Although CLIA compliance costs make it cost prohibitive for many physicians to operate clinical laboratories in their offices, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing point-of-care test equipment to physicians. Diagnostic tests approved or cleared by the FDA for home use are automatically deemed to be “waived” tests under CLIA and may be performed in physician office laboratories with minimal regulatory oversight under CLIA as well as by patients in their homes. Test kit manufacturers could seek to increase sales to both physicians and patients of test kits approved by the FDA for point-of-care testing or home use. Development of such technology and its use by our customers would reduce the demand for our laboratory-based testing services and negatively impact our revenues.

          Some of our customers, such as hospitals and physicians, are internalizing tests that we currently perform, including anatomic pathology tests. If our customers continue to internalize tests that we currently perform and we do not develop new or alternative tests attractive to our customers, the demand for our testing services may be reduced and our revenues may be materially adversely impacted.

Our outstanding debt may impair our financial and operating flexibility.

          As of December 31, 2010, we had approximately $3.0 billion of debt outstanding. Except for operating leases, we do not have any off-balance sheet financing arrangements in place or available. Our debt agreements contain various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt. We have obtained ratings on our debt from Standard and Poor’s, Moody’s Investor Services and Fitch Ratings. There can be no

assurance that any rating so assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if in that rating agency’s judgment future circumstances relating to the basis of the rating, such as adverse changes in our Company or our industry, so warrant. If such ratings are lowered, the borrowing costs on our senior unsecured revolving credit facility, secured receivables facility and term loan could increase. Changes in our credit ratings, however, do not require repayment or acceleration of any of our debt.

          We or our subsidiaries may incur additional indebtedness in the future. Our ability to make principal and interest payments will depend on our ability to generate cash in the future. If we incur additional debt, a greater portion of our cash flows may be needed to satisfy our debt service obligations and if we do not generate sufficient cash to meet our debt service requirements, we may need to seek additional financing. In that case, it may be more difficult, or we may be unable, to obtain financing on terms that are acceptable to us. As a result, we would be more vulnerable to general adverse economic, industry and capital markets conditions as well as the other risks associated with indebtedness.

Our ability to attract and retain qualified employees is critical to the success of our business and the failure to do so may materially adversely affect our performance.

          Our people are a critical resource. The supply of qualified personnel may be limited and competition for qualified employees is strong. If we were to lose, or to fail to attract and retain, key management personnel or qualified skilled technical or professional employees at our clinical laboratories, research centers or manufacturing facilities, our earnings and revenues could be adversely affected. In addition, if we were to lose, or to fail to attract and retain, skilled pathologists, particularly those with subspecialties, with positive relationships with their respective local medical communities, our earnings and revenues could be adversely affected.

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

          Public and private initiatives to create healthcare information technology (“HCIT”) standards and to mandate standardized clinical coding systems for the electronic exchange of clinical information, including test orders and test results, could require costly modifications to our existing HCIT systems. While we do not expect HCIT standards to be adopted or implemented without adequate time to comply, if we fail to adopt or delay in implementing HCIT standards, we could lose customers and business opportunities.

Our operations and reputation may be impaired if we do not comply with privacy laws or information security policies.

          In our business, we generate or maintain sensitive information, such as patient data or personal information. If we do not adequately safeguard that information and it were to become available to persons or entities that should not have access to it, our business could be impaired, our reputation could suffer and we could be subject to fines, penalties and litigation.

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

          Our medical diagnostic products are subject to extensive regulation by numerous governmental authorities in the United States, including the FDA, and by regulatory authorities outside the United States, including the European Commission. The process of obtaining regulatory clearance or approval to market a medical diagnostic product can be costly and time-consuming, and clearance or approval for future products is never certain. Securing regulatory clearance or approval of additional indications or uses of existing products is not predictable. Delays in the receipt of, or failure to obtain clearance or approval for, future products, or new indications or uses, could result in delayed realization of product revenues and in substantial additional costs.

          In addition, no assurance can be given that we will remain in compliance with applicable regulations once clearance or approval has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling and advertising and postmarket reporting, including adverse event reports and field alerts due to manufacturing quality concerns. Our diagnostic product facilities and procedures and those of our suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities. Failure to comply with applicable rules could result in, among other things, substantial modifications to our business practices and operations; refunds, recalls or seizures of our products; a total or partial shutdown of production in one or more of our facilities while we or our suppliers remedy the alleged violation; the inability timely to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events could disrupt our business and have a material adverse effect on our reputation, revenues, profitability or financial condition.

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

Our business could be adversely impacted by CMS’ adoption of new coding for molecular genetic tests.

          In October 2010, the American Medical Association CPT Editorial Panel approved 27 new analyte specific codes (and will consider additional codes in 2011) to describe several molecular genetic tests that currently require multiple CPT codes for billing purposes. The new codes could replace the current codes for payers, including Medicare, beginning January 1, 2012. Reimbursement levels for the new codes have yet to be determined. If reimbursement levels for the new codes do not recognize the value of the molecular genetic tests, our revenues and earnings could be adversely impacted.

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

	(2)	continued inconsistent practices among the different local carriers administering Medicare;

	(3)	inability to obtain from patients a valid advance beneficiary notice form for tests that cannot be billed without prior receipt of the form;

	(4)	increased challenges in operating as a non-contracted provider with respect to health plans;

	(5)	the impact of additional or expanded limited coverage policies and limits on the allowable number of test units;

	(6)	the impact of increased prior authorization programs for clinical testing; and

	(7)	new rules regarding laboratory requisitions.

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

(z)	Failure to adapt to changes in the healthcare system and healthcare delivery stemming from the 2010 federal healthcare reform legislation.

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

Location	Leased or Owned

Cypress, California (laboratory)	Leased
West Hills, California (laboratory)	Leased
San Juan Capistrano, California (laboratory)	Owned
Tampa, Florida (laboratory)	Owned
Atlanta, Georgia (laboratory)	Owned
Chicago, Illinois (2) (laboratories)	One owned, one leased
Baltimore, Maryland (laboratory)	Owned
Teterboro, New Jersey (laboratory)	Owned
Philadelphia, Pennsylvania (laboratory)	Leased
Norristown, Pennsylvania (offices)	Leased
Dallas, Texas (laboratory)	Leased
Chantilly, Virginia (laboratory)	Leased

Item 3. Legal Proceedings

          In addition to the matters described below, in the normal course of business, we have been named, from time to time, as a defendant in various legal actions, including arbitrations, class actions and other litigation, arising in connection with our activities as a provider of diagnostic testing, information and services. These legal actions may include lawsuits alleging negligence or other similar legal claims. These actions could involve claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages, and could have an adverse impact on our client base and reputation.

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

          We contest liability or the amount of damages as appropriate in each pending matter. In view of the inherent difficulty of predicting the outcome of such matters, particularly in cases where claimants seek substantial or indeterminate damages or where investigations or proceedings are in the early stages, we cannot predict with certainty the loss or range of loss, if any, related to such matters, how or if such matters will be resolved, when they ultimately will be resolved, or what the eventual settlement, fine, penalty or other relief, if any, might be. Subject to the foregoing, we believe, based on current knowledge, that the outcome of pending matters will not have a material adverse effect on our consolidated financial condition, although the outcome of such matters could be material to our results of operations and cash flows in the period that such matters are determined or paid.

          In 2006 and 2008, the Company and several of its subsidiaries received subpoenas from the California Attorney General’s Office seeking documents relating to the Company’s billings to MediCal, the California Medicaid program. The Company cooperated with the government’s requests. Subsequently, the State of California intervened as plaintiff in a civil lawsuit, California ex rel. Hunter Laboratories, LLC v. Quest Diagnostics Incorporated, et al. (the

“California Lawsuit”), filed in California Superior Court against a number of clinical laboratories, including the Company and several of its subsidiaries. The complaint was originally filed by a competitor laboratory in California under the whistleblower provisions of the California False Claims Act. The complaint was unsealed on March 20, 2009.

          The complaint alleges that, among other things, the Company overcharged MediCal for testing services and violated the California False Claims Act. Violations of this statute and related regulations could lead to an injunction, fines or penalties, and exclusion from MediCal, as well as claims by third parties.

          In the third quarter of 2010, the California Department of Health Care Services (the “Department”) conducted an audit of the Company’s billing to MediCal. The Department contends that the Company’s billings are not consistent with applicable California regulations, as currently interpreted by the Department. While the Company believes it is in compliance in all material respects with California requirements applicable to billing for clinical laboratory testing, the Company entered into an interim agreement under which it has agreed to temporarily suspend billing MediCal for a period of up to six months through March 1, 2011, during which it continues to provide services. If the California Lawsuit is not resolved by March 1, 2011, the Company and the Department have agreed to negotiate in good faith the terms of a further agreement. The Company has continued to recognize revenue from MediCal for services provided in accordance with its interpretation of California regulations related to billing for clinical laboratory testing. An unfavorable outcome of the California Lawsuit could, among other consequences noted above, result in reduced reimbursement from the MediCal program. Revenue from the MediCal program in 2010 was approximately $66 million. At December 31, 2010, amounts due from MediCal totaled approximately $25 million, including those amounts related to services performed during the temporary suspension of billing under the interim agreement described above.

          The Company has been engaged in discussions in an attempt to resolve the matters described above. During the fourth quarter of 2010, the Company reached an understanding, which was highly conditioned, to settle these matters pursuant to which the Company would pay $241 million. Conditions included, but were not limited to, reaching an agreement regarding the manner in which the Company’s future billings would be treated by the Department. However, as of this date, the Company has been unable to reach an agreement to settle these matters, and no assurance can be given that an agreement will be reached. If the Company cannot resolve these matters through these discussions, it will continue to vigorously defend itself, and will pursue any available collateral actions to enforce its rights, if necessary. Based on the current facts and circumstances, a liability, if any, is not determinable at this time. Although management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition, the outcome may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid.

          In 2005, the Company received a subpoena from the U.S. Department of Health and Human Services, Office of Inspector General, seeking business records including records regarding the Company’s relationship with health maintenance organizations, independent physician associations, group purchasing organizations, and preferred provider organizations relating back to 1995. The Company has cooperated with the investigation. Subsequently, in November 2009, the U.S. District Court for the Southern District of New York partially unsealed a civil complaint, U.S. ex rel. Fair Laboratory Practices Associates v. Quest Diagnostics Incorporated, filed against the Company under the whistleblower provisions of the federal False Claims Act. The complaint alleges, among other things, violations of the federal Anti-Kickback Statute and the federal False Claims Act in connection with the Company’s pricing of laboratory services. The complaint seeks damages for alleged false claims associated with laboratory tests reimbursed by government payors, treble damages and civil penalties.

          In June 2009, a shareholder plaintiff filed a purported derivative action in the Superior Court of New Jersey, Morris County, on behalf of the Company against certain present and former directors and officers of the Company based on, among other things, their alleged breaches of fiduciary duties in connection with the manufacture, marketing, sale and billing related to certain test kits manufactured by NID. The complaint includes claims for, among other things, breach of fiduciary duty and waste of corporate assets and seeks, among other things, damages and remission of compensation received by the individual defendants. The Company filed a motion to dismiss the complaint on June 30, 2010. The motion was granted, and the time for an appeal has expired.

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

          In November 2010, a putative class action was filed against the Company and certain present and former officers of the Company in the Superior Court of New Jersey, Essex County, on behalf of the Company’s sales people nationwide who were over forty years old and who either resigned or were terminated after being placed on a performance improvement plan. The complaint alleges that the defendants’ conduct violates the New Jersey Law Against Discrimination, and seeks, among other things, unspecified damages. The defendants removed the complaint to the United States District Court for the District of New Jersey.

          In addition, the Company and certain of its subsidiaries have received subpoenas from state agencies in five states and from the Office of Inspector General of the U.S. Department of Health and Human Services which seek documents relating to the Company’s billing practices. The Company is cooperating with the requests.

          The federal or state governments may bring claims based on new theories as to the Company’s practices which management believes to be in compliance with law. In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers. The Company is aware of certain pending individual or class action lawsuits, and has received several subpoenas, related to billing practices filed under the qui tam provisions of the Civil False Claims Act and/or other federal and state statutes, regulations or other laws. The Company understands that there may be other pending qui tam claims brought by former employees or other “whistleblowers” as to which the Company cannot determine the extent of any potential liability.

          Several of these matters are in their early stages of development and involve responding to and cooperating with various government investigations and related subpoenas. While the Company believes that at least a reasonable possibility exists that losses may have been incurred, based on the nature and status of the investigations, the losses are either currently not probable or a range of loss cannot be reasonably estimated.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock is listed and traded on the New York Stock Exchange under the symbol “DGX.” As of February 1, 2011, we had approximately 4,600 record holders of our common stock; we believe that the number of beneficial holders of our common stock exceeds the number of record holders. The following table sets forth, for the periods indicated, the high and low sales price per share as reported on the New York Stock Exchange Consolidated Tape and dividend information.

	Common Stock Market Price

	High	Low	Dividends Declared

2009

First Quarter	$52.98	$42.36	$0.10

Second Quarter	56.82	46.17	0.10

Third Quarter	57.19	50.24	0.10

Fourth Quarter	62.83	51.20	0.10

2010

First Quarter	$61.72	$54.63	$0.10

Second Quarter	60.28	40.80	0.10

Third Quarter	51.11	43.38	0.10

Fourth Quarter	54.93	46.75	0.10

          We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of 2010.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

October 1, 2010 – October 31, 2010
Share Repurchase Program (A)	—	$—	—	$250,050
Employee Transactions (B)	2,428	$49.70	N/A	N/A
November 1, 2010 – November 30, 2010
Share Repurchase Program (A)	—	$—	—	$250,050
Employee Transactions (B)	149	$50.86	N/A	N/A
December 1, 2010 – December 31, 2010
Share Repurchase Program (A)	—	$—	—	$250,050	(C)
Employee Transactions (B)	1,086	$52.47	N/A	N/A
Total
Share Repurchase Program (A)	—	$—	—	$250,050	(C)
Employee Transactions (B)	3,663	$50.57	N/A	N/A

(A)	Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $3.8 billion of share repurchases of our common stock through December 31, 2010.

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

(C)

In January 2011, our Board of Directors authorized the Company to repurchase an additional $750 million of the Company’s common stock, bringing the total amount that the Company was authorized to repurchase to $1.0 billion. The share repurchase authorization has no set expiration or termination date.

On January 31, 2011, the Company agreed to repurchase 15.4 million shares of its common stock from SB Holdings Capital Inc., an affiliate of GlaxoSmithKline plc, at a purchase price of $54.30 per share for $835 million (the “Repurchase”). Subsequent to the Repurchase, which closed on February 4, 2011, the Company’s remaining share repurchase authorization totaled $165 million.

Performance Graph

          Set forth below is a line graph comparing the cumulative total shareholder return on Quest Diagnostics’ common stock since December 31, 2005, based on the market price of the Company’s common stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies on the Standard & Poor’s 500 Stock Index and the S&P 500 Healthcare Equipment & Services Index.

	Closing DGX Price	Total Shareholder Return			Performance Graph Values

Date		DGX	S&P 500	S&P 500 H.C.	DGX	S&P 500	S&P 500 H.C.

12/31/2006	$53.00	3.71%	15.79%	0.25%	$112.53	$121.48	$118.10
12/31/2007	$52.90	0.58%	5.49%	13.37%	$113.17	$128.16	$133.89
12/31/2008	$51.91	(1.08)%	(37.00)%	(37.27)%	$111.95	$80.74	$83.99
12/31/2009	$60.38	17.22%	26.46%	32.65%	$131.23	$102.11	$114.11
12/31/2010	$53.97	(9.93)%	15.06%	4.31%	$108.93	$111.99	$98.65

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

Management’s Report on Internal Control Over Financial Reporting

          See page 61.

Changes in Internal Control

          During the fourth quarter of 2010, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          Information regarding the Company’s executive officers is contained in Part I, Item 1 of this Report under “Executive Officers of the Company.” Information regarding the directors and executive officers of the Company appearing in our Proxy Statement to be filed by April 28, 2011 (“Proxy Statement”) under the captions “Matter to be Considered at the Meeting – Proposal No. 1 - Election of Directors,” “Information about our Corporate Governance – Director Independence,” “Information about our Corporate Governance – Board Committees,” and “Information about our Corporate Governance – Audit and Finance Committee” is incorporated by reference herein.

Item 11. Executive Compensation

          Information appearing in our Proxy Statement under the captions “2010 Director Compensation Table,” “Compensation Discussion and Analysis,” “Additional Information Regarding Executive Compensation” and “Report of the Compensation Committee” is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders’ Matters

Equity Compensation Plan Information

          The following table provides information as of December 31, 2010 about our common stock that may be issued upon the exercise of options, warrants and rights under the Company’s existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights ($) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)

Equity compensation plans approved by security holders
Employee Long Term Incentive Plan (1)	14,544,824	(5)	$47.53	9,074,379	(6)
Long-term Incentive Plan for Non-Employee Directors (2)	948,249		$46.07	334,259
Employee Stock Purchase Plan	—		N/A	2,950,627	(7)
Equity compensation plans not approved by security holders (3)	—		N/A	—

Total (4)	15,493,073		$47.42	12,359,265

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

(3)

The table does not include 30,036 shares of common stock that were issued to the trust for the Company’s Supplemental Deferred Compensation Plan (“SDCP”) prior to May 2004 that may be distributed to participants under the SDCP. While the SDCP does not provide a stock fund as a current notional investment option, the plan includes a stock investment fund option that was frozen effective April 1, 2004. In addition, prior to January 1, 2003, Company matching credits under the SDCP were credited to participant accounts in the form of shares of common stock. Participants are no longer allowed to notionally invest in additional shares of common stock under the SDCP.

(4)

Does not include options to purchase an aggregate of 176,844 shares, at a weighted average exercise price of $16.73, granted under a plan assumed in connection with the Company’s acquisition of AmeriPath Group Holdings, Inc. Also does not include options to purchase an aggregate of 19,072 shares, at a weighted average exercise price of $27.52, granted under a plan assumed in connection with the Company’s acquisition of Unilab Corporation. No additional options may be granted under either plan.

(5)

Includes 877,635 restricted shares and restricted share units and 2,371,320 performance shares (performance shares for performance periods ending on or subsequent to December 31, 2010 are based on the assumption that awards are earned at maximum rather than target levels).

(6)

A maximum of 2,682,354 shares were available under the plan for future awards of performance shares, restricted shares or restricted share units (assuming that outstanding performance share awards for performance periods ending on or subsequent to December 31, 2010 are earned based on maximum rather than target levels).

(7)	After giving effect to shares issued in January 2011 for the December 2010 payroll under the Employee Stock Purchase Plan.

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

Signatures

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2011.

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on February 16, 2011.

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

John B. Ziegler

SELECTED HISTORICAL FINANCIAL DATA OF OUR COMPANY

          The following table summarizes selected historical financial data of our Company and our subsidiaries at the dates and for each of the periods presented. We derived the selected historical financial data for the years 2006 through 2010 from the audited consolidated financial statements of our Company. During the third quarter of 2006, the Company completed its wind down of NID, a test kit manufacturing subsidiary, and classified the operations of NID as discontinued operations. The selected historical financial data is only a summary and should be read together with the audited consolidated financial statements and related notes of our Company and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2010	2009	2008		2007 (a)		2006

	(in thousands, except per share data)
Operations Data:
Net revenues	$7,368,925	$7,455,243	$7,249,447		$6,704,907		$6,268,659
Operating income	1,295,535 (b)	1,359,111 (c)	1,222,376	(d)	1,091,336	(e)	1,128,077	(f)
Income from continuing operations	758,804 (g)	767,458 (h)	663,889	(i) (j)	580,338		649,592	(k)
Loss from discontinued operations, net of taxes	(1,787)	(1,236)	(50,694	) (l)	(213,889	) (m)	(39,271	) (n)

Net income	757,017	766,222	613,195		366,449		610,321
Less: Net income attributable to noncontrolling interests	36,123	37,111	31,705		26,510		23,900

Net income attributable to Quest Diagnostics	720,894	729,111	581,490		339,939		586,421

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	722,681	730,347	632,184		553,828		625,692
Loss from discontinued operations, net of taxes	(1,787)	(1,236)	(50,694)		(213,889)		(39,271)

Net income	720,894	729,111	581,490		339,939		586,421

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$4.09	$3.92	$3.25		$2.87		$3.18
Loss from discontinued operations	(0.01)	(0.01)	(0.26)		(1.11)		(0.20)

Net income	$4.08	$3.91	$2.99		$1.76		$2.98

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$4.06	$3.88	$3.22		$2.84		$3.14
Loss from discontinued operations	(0.01)	(0.01)	(0.26)		(1.10)		(0.20)

Net income	$4.05	$3.87	$2.96		$1.74		$2.94

Dividends per common share	$0.40	$0.40	$0.40		$0.40		$0.40

Balance Sheet Data (at end of year):
Cash and cash equivalents	$449,301	$534,256	$253,946		$167,594		$149,640
Accounts receivable, net	845,299	827,343	832,873		881,967		774,414
Goodwill	5,101,938	5,083,944	5,054,926		5,220,104		3,391,046
Total assets	8,527,630	8,563,643	8,403,830		8,565,693		5,661,482
Long-term debt	2,641,160	2,936,792	3,078,089		3,377,212		1,239,105
Total debt	2,990,156	3,107,299	3,083,231		3,540,793		1,555,979
Total Quest Diagnostics stockholders’ equity	4,033,480	3,989,639	3,604,896		3,324,242		3,019,171
Noncontrolling interests	20,645	21,825	20,238		21,464		19,632
Total stockholders’ equity	4,054,125	4,011,464	3,625,134		3,345,706		3,038,803

Other Data:
Net cash provided by operating activities	$1,118,047	$997,418 (o)	$1,063,049		$926,924		$951,896
Net cash used in investing activities	(216,510)	(195,904)	(198,883)		(1,759,193)		(414,402)
Net cash (used in) provided by financing activities	(986,492)	(521,204)	(777,814)		850,223		(479,984)
Provision for doubtful accounts	291,737	320,974	326,228		300,226		243,443
Rent expense	195,573	188,813	190,706		170,788		153,185
Capital expenditures	205,400	166,928	212,681		219,101		193,422
Depreciation and amortization	253,964	256,687	264,593		237,879		197,398

(a)

On January 31, 2007, we completed the acquisition of POCT Holding AB, (“HemoCue”). On May 31, 2007, we completed the acquisition of AmeriPath Group Holdings, Inc., (“AmeriPath”). Consolidated operating results for 2007 include the results of operations of HemoCue and AmeriPath subsequent to the closing of the applicable acquisition.

(b)	Operating income includes $27.0 million of costs principally associated with workforce reductions and $9.6 million of costs associated with the settlement of employee litigation.
(c)	Operating income includes a $15.5 million gain associated with an insurance settlement for storm-related losses.
(d)	Operating income includes $16.2 million of costs, primarily associated with workforce reductions.
(e)	Operating income includes $10.7 million of costs associated with workforce reductions in response to reduced volume levels.
(f)	Operating income includes $27 million of special charges, primarily associated with integration activities.
(g)	Includes income tax benefits of $22.1 million, primarily associated with favorable resolutions of certain tax contingencies.
(h)

Includes $20.4 million of pre-tax charges related to the early extinguishment of debt, primarily related to the June 2009 and November 2009 Debt Tender Offers (see Note 10 to the Consolidated Financial Statements) and a $7.0 million pre-tax charge related to the write-off of an investment. Also includes $7.0 million of income tax benefits, primarily associated with certain discrete tax benefits.

(i)	Includes an $8.9 million pre-tax charge associated with the write-down of an equity investment.
(j)	Includes income tax benefits of $16.5 million, primarily associated with favorable resolutions of certain tax contingencies.
(k)	Includes net pre-tax charges of $10 million related to net investment losses.
(l)	Includes pre-tax charges of $75 million related to the government investigation of NID. See Note 16 to the Consolidated Financial Statements.
(m)	Includes pre-tax charges of $241 million related to the government investigation of NID. See Note 16 to the Consolidated Financial Statements.
(n)	Includes $32 million in pre-tax charges related to the wind down of NID’s operations.
(o)

Includes payments primarily made in the second quarter of 2009 totaling $314 million in connection with the NID settlement (see Note 16 to the Consolidated Financial Statements), or $208 million net of an associated reduction in estimated tax payments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

          Our Company

          Quest Diagnostics is the world’s leading provider of diagnostic testing, information and services, providing insights that enable patients, physicians and others to make better healthcare decisions. Quest Diagnostics, with a leading position in most of its domestic geographic markets and service offerings, is well positioned to benefit from the long-term growth expected in the industry. Over 90% of our revenues are derived from clinical testing with the balance derived from insurer services, clinical trials testing, diagnostic products and healthcare information technology. Clinical testing is generally categorized as clinical laboratory testing and anatomic pathology services. Clinical laboratory testing is generally performed on whole blood, serum, plasma and other body fluids, such as urine, and specimens such as microbiology samples. Anatomic pathology services are principally for the detection of cancer and are performed on tissues, such as biopsies, and other samples, such as human cells. We are the leading cancer diagnostics testing provider focused on anatomic pathology and molecular diagnostics, and provide interpretive consultation through the largest medical and scientific staff in the industry, with approximately 900 M.D.s and Ph.D.s, primarily located in the United States. In addition, we are the leading provider of gene-based and esoteric testing, and testing for drugs-of-abuse in the United States, and the leading provider of risk assessment services for the life insurance industry in North America. We are also a leading provider of testing for clinical trials. Our diagnostics products business manufactures and markets diagnostic test kits and specialized point-of-care testing. We also empower healthcare organizations and clinicians with robust information technology solutions that can improve patient care and medical practice.

          The Clinical Testing Industry

          Clinical testing is an essential element in the delivery of healthcare services. Physicians use laboratory tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions.

          Most laboratory tests are performed by one of three types of laboratories: commercial clinical laboratories; hospital-affiliated laboratories; or physician-office laboratories. In 2010, we estimate that hospital-affiliated laboratories accounted for approximately 60% of the market, commercial clinical laboratories approximately one-third and physician-office laboratories the balance.

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

          While the economic slow down in the United States has temporarily reduced industry growth rates, we believe the clinical testing industry will continue to grow over the long term because clinical testing is an essential healthcare service and because of the following key trends:

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

          Healthcare Reform

          In March 2010, U.S. federal legislation was enacted which is likely to have a significant impact on, among other things, access to and the cost of healthcare in the United States. The legislation provides for extensive health insurance reforms and expands coverage for approximately 32 million previously uninsured Americans, which will result in expanded access to healthcare. In addition, the legislation eliminates patient cost-sharing for certain prevention and wellness benefits for health insurance plans that are not “grandfathered.” We believe these changes will benefit our industry by leading to increased utilization of our services.

          These benefits are expected to be partially offset by provisions of the legislation aimed at reducing the overall cost of healthcare. Impacting laboratories specifically, the legislation provides for annual reductions in the Medicare clinical laboratory fee schedule of 1.75% for five years beginning in 2011 and includes a productivity adjustment which reduces the CPI market basket update beginning in 2011. In 2010, approximately 12% of our consolidated revenues were reimbursed by Medicare under the clinical laboratory fee schedule. The legislation also imposes an excise tax on the seller for the sale of certain medical devices in the United States, including those purchased and used by laboratories, beginning in 2013.

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

          We believe that the legislation will be a net positive for our industry over the long term due to expanded coverage and the elimination of patient cost-sharing for certain prevention and wellness benefits, and that we are well positioned to respond to the evolving healthcare environment and related market forces; however, our failure to adapt to these changes could be detrimental to our business.

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

          Government payers, such as Medicare and Medicaid, as well as healthcare insurers and larger employers, have taken steps and may continue to take steps to control the cost, utilization and delivery of healthcare services, including clinical testing services. In December 2010, Congress delayed by one year a potential 30% decrease in the Medicare fee schedule for pathology and other physician services performed for patients and billed under Part B of the Medicare program. In 2010, approximately 3% of our consolidated revenues were reimbursed based on this fee schedule.

          Healthcare insurers, which typically negotiate directly or indirectly on behalf of their members, represent approximately one-half of our clinical testing volumes and one-half of our net revenues from our clinical testing business. Larger healthcare insurers typically contract with large commercial clinical laboratories because they can provide services to their members on a national or regional basis. In addition, larger commercial clinical laboratories are better able to achieve the low-cost structures necessary to profitably service the members of large healthcare insurers and can provide test utilization data across various products in a consistent format. In certain markets, such as California, healthcare insurers may delegate their covered members to independent physician associations, which in turn negotiate with laboratories for clinical testing services on behalf of their members.

          The trend of consolidation among physicians, hospitals, employers, healthcare insurers and other intermediaries has continued, resulting in fewer but larger customers and payers with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical laboratories. Healthcare insurers often require that clinical testing service providers accept discounted fee structures or assume all or a portion of the utilization risk associated with providing testing services to their members enrolled in highly-restricted plans through capitated payment arrangements. Under these capitated payment arrangements, we and the healthcare insurers agree to a predetermined monthly reimbursement rate for each member enrolled in a restricted plan, generally regardless of the number or cost of services provided by us. Our cost to perform testing services reimbursed under capitated payment arrangements is not materially different from our cost to perform testing services reimbursed under other arrangements with healthcare insurers. Since average reimbursement rates under capitated payment arrangements are typically less than our overall average reimbursement rate, the testing services reimbursed under capitated payment arrangements are generally less profitable. In 2010, we derived approximately 13% of our testing volume and 4% of our clinical testing net revenues from capitated payment arrangements.

          Most healthcare insurers also offer programs such as preferred provider organizations (“PPOs”) and consumer driven health plans that offer a greater choice of healthcare providers. Pricing for these programs is typically negotiated on a fee-for-service basis, which generally results in higher revenue per requisition than under capitation arrangements. Most of our agreements with major healthcare insurers are non-exclusive arrangements. As a result, under these non-exclusive arrangements, physicians and patients have more freedom of choice in selecting laboratories, and laboratories are likely to compete more on the basis of service and quality than they may otherwise. It is increasingly important for healthcare providers to differentiate themselves based on quality, service, convenience and unique test offerings to avoid competing on price alone.

          Despite the general trend of increased choice for patients in selecting a healthcare provider, some healthcare insurers may actively seek to limit the choice of patients and physicians if they feel it will give them increased leverage to negotiate lower fees, by consolidating services with a single or limited network of contracted providers. Historically, healthcare insurers, which had limited their network of laboratory service providers, encouraged their members, and sometimes offered incentives, to utilize only contracted providers. Patients who use a non-contracted provider may have a higher co-insurance responsibility, which may result in physicians referring testing to contracted providers to minimize the expense to their patients. In cases where members choose to use a non-contracted provider, the non-contracted provider would be reimbursed at rates considered “reasonable and customary.” Contracted rates are generally lower than “reasonable and customary” rates.

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

          Six Sigma as a Means to Improve Quality and Operating Efficiency

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

          We intend to become recognized as the quality leader in the healthcare services industry through utilizing the Six Sigma approach and Lean Six Sigma principles. Six Sigma is a management approach that enhances quality and requires a thorough understanding of customer needs and experience, root cause analysis, process improvements and rigorous tracking and measuring of key metrics. Lean Six Sigma streamlines processes and eliminates waste. We utilize the Six Sigma approach and Lean Six Sigma principles to improve the quality and efficiency of our operations. We use Six Sigma to deploy best practices and implement initiatives designed to reduce the cost of our operations and to provide a better customer experience. We expect to continue deploying best practices and developing additional initiatives designed to further improve quality and the efficiency of our operations.

Growth Through Acquisition

          The clinical testing industry in the United States remains fragmented and highly competitive. We expect to grow through a combination of organic and acquired growth. We expect to continue to selectively evaluate potential acquisitions of domestic clinical laboratories, both routine and esoteric, that can be integrated into our existing laboratories, thereby increasing access for patients and enabling us to reduce costs and improve efficiencies. While over the long term we believe positive industry factors in the United States diagnostic testing industry and the differentiated services we offer to our customers will enable us to grow organically, we believe there will continue to be opportunities to grow beyond our current principal business of offering clinical testing in the United States. Technology is enabling testing to be performed closer to the patient, whether in the physician’s office or at the hospital bedside, in the form of point-of-care testing. Given that physicians and hospitals are primary sources for both point-of-care testing and laboratory performed tests, we believe providing both forms of testing will strengthen our relationships with customers and accelerate our growth.

          Additionally, diagnostic testing in international markets, particularly developing countries, is highly fragmented and less mature. Continued expansion into point-of-care testing and international markets will diversify our revenue base, and provide increased access to fast growing markets.

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

Revenues and accounts receivable associated with clinical testing

          The process for estimating the ultimate collection of receivables associated with our clinical testing business involves significant assumptions and judgments. Billings for services reimbursed by third-party payers, including Medicare and Medicaid, are generally recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers. Adjustments to the allowances, based on actual receipts from the third-party payers, are recorded upon settlement as an adjustment to net revenues.

          We have a standardized approach to estimate and review the collectibility of our receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to revenues and allowances for doubtful accounts. In addition, we regularly assess the state of our billing operations in order to identify issues, which may impact the collectibility of receivables or allowance estimates. We believe that the collectibility of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we have implemented “best practices” to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. We believe that our collection and allowance estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material revisions to reserve estimates. Less than 5% of our net accounts receivable as of December 31, 2010 were outstanding more than 150 days.

          The following table shows current estimates of the percentage of our total volume of requisitions and net revenues associated with our clinical testing business during 2010 applicable to each payer group:

	Requisition Volume as % of Total	Net Revenues as % of Total Clinical Laboratory Testing Net
	Volume	Revenues

Healthcare Insurers	46% - 51%	46% - 51%
Traditional Medicare and Medicaid Programs	15% - 20%	15% - 20%
Physicians, Hospitals, Employers and Other Monthly-Billed Clients	30% - 35%	20% - 25%
Patients	2% - 5%	4% - 10%

           Healthcare insurers

           Reimbursements from healthcare insurers represent approximately one-half of our clinical testing net revenues. Reimbursements from healthcare insurers are based on negotiated fee-for-service schedules and on capitated payment rates.

          Receivables due from healthcare insurers represent approximately 27% of our clinical testing net accounts receivable. Substantially all of the accounts receivable due from healthcare insurers represent amounts billed under negotiated fee-for-service arrangements. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increases. Our approach also considers historical collection experience and other factors. Collection of such receivables is normally a function of providing complete and correct billing information to the healthcare insurers within the various filing deadlines. For healthcare insurers, collection typically occurs within 30 to 60 days of billing. Provided we have billed healthcare plans accurately with complete information prior to the established filing deadline, there has historically been little to no collection risk. If there has been a delay in billing, we determine if the amounts in question will likely go past the filing deadline, and if so, we will reserve accordingly for the billing.

          Approximately 4% of our clinical testing net revenues are reimbursed under capitated payment arrangements, in which case the healthcare insurers typically reimburse us in the same month services are performed, essentially giving rise to no outstanding accounts receivable at month-end. If any capitated payments are not received on a timely basis, we determine the cause and make a separate determination as to whether or not the collection of the amount from the healthcare insurer is at risk and if so, would reserve accordingly.

          Government payers

          Payments for clinical testing services made by the government are based on fee schedules set by governmental authorities. Receivables due from government payers under the Medicare and Medicaid programs represent approximately 18% of our clinical testing net accounts receivable. Collection of such receivables is normally a function of providing the complete and correct billing information within the various filing deadlines. Collection typically occurs within 30 days of billing. Our processes for billing, collecting and estimating uncollectible amounts for receivables due from government payers, as well as the risk of non-collection, are similar to those noted above for healthcare insurers under negotiated fee-for-service arrangements. See Note 15 to the Consolidated Financial Statements for a discussion regarding amounts due from MediCal.

          Client payers

          Client payers include physicians, hospitals, employers and other commercial laboratories, and are billed based on a negotiated fee schedule. Receivables due from client payers represent approximately 33% of our clinical testing net accounts receivable. Credit risk and ability to pay are more of a consideration for these payers than healthcare insurers and government payers. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increase. Our approach also considers specific account reviews, historical collection experience and other factors.

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

          Reserves for general and professional liability claims

          As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on our client base and reputation. We maintain various liability insurance coverages for claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. Our insurance coverage limits our maximum exposure on individual claims; however, we are essentially self-insured for a significant portion of these claims. While the basis for claims reserves considers actuarially determined losses based upon our historical and projected loss experience, the process of analyzing, assessing and establishing reserve estimates relative to these types of claims involves a high degree of judgment. Changes in the facts and circumstances associated with claims could have a material impact on our results of operations, principally costs of services, and cash flows in the period that reserve estimates are revised or paid. Although we believe that our present reserves and insurance coverage are sufficient to cover currently estimated exposures, it is possible that we may incur liabilities in excess of our recorded reserves or insurance coverage.

          Reserves for other legal proceedings

          Our businesses are subject to or impacted by extensive and frequently changing laws and regulations, including inspections and audits by governmental agencies, in the United States (at both the federal and state levels), and the other jurisdictions in which we conduct business. Although we believe that we are in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency would not reach a different conclusion. Any noncompliance by us with applicable laws and regulations could have a material adverse effect on our results of operations. In addition, these laws and regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. We have, in the past, entered into several settlement agreements with various government and private payers relating to industry-wide billing and marketing practices that had been substantially discontinued. The federal or state governments may bring additional claims based on new theories as to our practices which management believes to be in compliance with law. In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers alleging inappropriate billing practices. We are aware of certain pending lawsuits including class action lawsuits, and have received several subpoenas related to billing practices. See Notes 15 and 16 to the Consolidated Financial Statements for a discussion of the various legal proceedings that involve the Company.

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

          The terms of our performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. For performance share unit awards, the actual amount of any stock award earned is based on the compound annual growth rate of the Company’s earnings per share from continuing operations over a three-year period as measured in accordance with the provisions of the Amended and Restated Quest Diagnostics Incorporated Employee Long-Term Incentive Plan. Stock-based compensation expense associated with performance share units is recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. If the actual number of performance share units earned is different from our estimates, stock-based compensation could be significantly different from what we have recorded in the current period. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in earnings in the period of the revision. While the assumptions used to calculate and account for stock-based compensation awards represent management’s best estimates, these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if revisions are made to our assumptions and estimates, our stock-based compensation expense could vary significantly from period to period. In addition, the number of awards made under our equity compensation plans, changes in the design of those plans, the price of our shares and the performance of our Company can all cause stock-based compensation expense to vary from period to period.

Results of Operations

          Our clinical testing business currently represents our one reportable business segment. The clinical testing business for each of the three years in the period ended December 31, 2010 accounted for more than 90% of net revenues from continuing operations. Our other operating segments consist of our risk assessment services, clinical trials testing, healthcare information technology and diagnostic products businesses. On April 19, 2006, we decided to discontinue the operations of a test kit manufacturing subsidiary, NID. During the third quarter of 2006, we completed the wind down of NID. Therefore, the operations of NID are classified as discontinued operations for all periods presented. Our business segment information is disclosed in Note 17 to the Consolidated Financial Statements.

          Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

          Continuing Operations

	2010	2009	% Change Increase (decrease)

	(dollars in millions, except per share data)

Net revenues	$7,368.9	$7,455.2	(1.2)%
Income from continuing operations	722.7	730.3	(1.0)%
Earnings per diluted share	$4.06	$3.88	4.6%

          Results for the year ended December 31, 2010 reflect lower revenues, compared to the prior year, which has served to reduce income from continuing operations below the prior year level. Actions we have taken to adjust our cost structure, reduced costs for performance-based compensation, improved experience associated with professional liability claims and continued progress in reducing bad debt expense have served to partially mitigate the impact to earnings from lower revenues. Lower outstanding share counts, resulting from share repurchases, contributed $0.23 to the earnings per share improvement.

          Results for the year ended December 31, 2010 include $27.0 million of pre-tax charges, or $0.09 per share, principally associated with workforce reductions in the first and fourth quarters. Of these costs, $6.4 million and $20.6 million, respectively, were included in cost of services and selling, general and administrative expenses. Results for the year ended December 31, 2010 also include a $9.6 million fourth quarter pre-tax charge, or $0.03 per share, associated with the settlement of employee litigation and a benefit of $0.12 per share, primarily associated with the favorable resolution of certain tax contingencies. In addition, we estimate that the impact of severe weather in the first quarter of 2010 adversely affected the full year comparison of operating income to the prior year by $14.3 million, or $0.05 per share.

          Results for the year ended December 31, 2009 include pre-tax charges of $20.4 million, or $0.07 per share, associated with the early extinguishment of debt and $7.0 million, or $0.02 per share, associated with the write-down of an investment. These charges were offset by a $15.5 million gain, or $0.05 per share, associated with an insurance settlement for storm-related losses and a benefit of $0.04 per share resulting from certain discrete tax benefits.

          Net Revenues

          The decrease in net revenues from the prior year was principally related to lower revenues from our clinical testing business. For the year ended December 31, 2010, revenues from our clinical testing business, which accounts for over 90% of our net revenues, were 1.3% below the prior year level.

          Clinical testing volume, measured by the number of requisitions, decreased 1.0%. We believe that clinical testing volume was adversely affected by a general slowdown in physician office visits compared to the prior year, and severe weather in the first quarter of 2010. Published survey data estimates that physician office visits declined approximately 5% in 2010 compared to 2009.

          Revenue per requisition decreased 0.2% for the year ended December 31, 2010. Revenue per requisition benefitted from an increased mix of gene-based and esoteric testing and an increase in the number of tests ordered per requisition. Offsetting these benefits were a 1.9% Medicare fee schedule decrease, which went into effect on January 1, 2010 and served to reduce revenue per requisition by 0.4%; business and payer mix changes, including an increase in lower priced drugs-of-abuse testing and a decrease in higher priced anatomic pathology testing; and pricing changes in connection with several large contract extensions entered into in 2009 and in the first half of 2010.

          Our businesses other than clinical laboratory testing accounted for approximately 9% of our net revenues in 2010 and 2009. These businesses contain most of our international operations and include our risk assessment services, clinical trials testing, healthcare information technology, and diagnostic products businesses. For the year ended December 31, 2010, aggregate revenues for these businesses approximated the prior year level.

          Operating Costs and Expenses

	2010		2009		Change Increase (decrease)

	$	% Net Revenues	$	% Net Revenues	$	% Net Revenues

	(dollars in millions)
Cost of services	$4,317.2	58.6%	$4,321.5	58.0%	$(4.3)	0.6%
Selling, general and administrative expenses (SG&A)	1,707.7	23.2%	1,747.6	23.4%	(39.9)	(0.2)%
Amortization of intangible assets	39.2	0.5%	37.0	0.5%	2.2	—
Other operating expense (income), net	9.3	0.1%	(10.0)	(0.1)%	19.3	0.2%

Total operating costs and expenses	$6,073.4	82.4%	$6,096.1	81.8%	$(22.7)	0.6%

Bad debt expense (included in SG&A)	$291.7	4.0%	$321.0	4.3%	$(29.3)	(0.3)%

          Total Operating Costs and Expenses

          Lower revenues in our clinical testing business, including the impact of severe weather in the first quarter of 2010, and charges associated with actions we have taken to adjust our cost structure, partially offset by reduced costs for performance-based compensation, improved experience associated with professional liability claims and continued progress in reducing bad debt expense, served to increase total operating costs as a percentage of net revenues for the year ended December 31, 2010. During the year ended December 31, 2010, we recorded $27.0 million of pre-tax charges, principally associated with workforce reductions, of which $6.4 million was recorded in cost of services and $20.6 million was recorded in selling, general and administrative expenses. Operating costs for the year ended December 31, 2010 also included a $9.6 million fourth quarter charge associated with the settlement of employee litigation.

          Operating costs for the year ended December 31, 2009 included a $15.5 million gain related to an insurance settlement for storm related losses, which served to decrease total operating costs as a percentage of net revenues for the year ended December 31, 2009.

          Also, year-over-year comparisons for the year ended December 31, 2010 were favorably impacted by $2.7 million associated with gains and losses on investments in our supplemental deferred compensation plans. The impact can fluctuate significantly from year to year based on investment performance. Under our supplemental deferred compensation plans, employee compensation deferrals, together with Company matching contributions, are invested in a variety of investments held in trusts. Gains and losses associated with the investments are recorded in earnings within other income (expense), net. A corresponding and offsetting adjustment is also recorded to the deferred compensation obligation to reflect investment gains and losses earned by employees. Such adjustments to the deferred compensation obligation are recorded in earnings, principally within selling, general and administrative expenses, and offset the amount of investment gains and losses recorded in other income (expense), net. Results for the years ended December 31, 2010 and 2009 included increases in operating costs of $5.7 and $8.4 million, respectively, representing increases in the deferred compensation obligation to reflect investment gains earned by employees participating in our deferred compensation plans.

          Cost of Services

          Cost of services includes the costs of obtaining, transporting and testing specimens. For the year ended December 31, 2010, cost of services increased, as a percentage of revenue, primarily as a result of lower revenues in our clinical testing business, including the impact of severe weather in the first quarter of 2010, and charges associated with workforce reductions in response to lower testing volume, partially offset by actions taken to reduce our cost structure, reduced performance-based compensation and improved experience associated with professional liability claims.

          Selling, General and Administrative Expenses

          Selling, general and administrative expenses include the costs of the sales force, billing operations, bad debt expense, and general management and administrative support. For the year ended December 31, 2010, selling, general and administrative expenses decreased as a percentage of revenue from prior year primarily as a result of reduced bad debt expense. In addition, activities in 2010 to adjust our cost structure in response to lower testing volume and reduced performance-based compensation, partially offset by charges principally associated with workforce reductions, reduced selling, general and administrative expenses as a percentage of revenues. Continued progress in our billing and collection processes has resulted in improvements in bad debt and the cost of our billing operation.

          Other Operating Expense (Income), net

          Other operating expense (income), net represents miscellaneous income and expense items related to operating activities and for the years ended December 31, 2010 and 2009, consisted of the following:

	2010	2009	Change

	(dollars in millions)

Insurance settlement for storm-related losses	$—	$(15.5)	$15.5
Settlement of employee litigation	9.6	—	9.6
Foreign currency transaction losses, net	1.9	2.1	(0.2)
Other operating (income) expense items, net	(2.2)	3.4	(5.6)

Total other operating expense (income), net	$9.3	$(10.0)	$19.3

          Operating Income

	2010		2009		Change Increase (decrease)

	$	% Net Revenues	$	% Net Revenues	$	% Net Revenues

	(dollars in millions)
Operating income	$1,295.5	17.6%	$1,359.1	18.2%	$(63.6)	(0.6)%

          Operating income for the year ended December 31, 2010 decreased as a percentage of net revenues from the prior year, primarily as a result of the impact of lower revenues in our clinical testing business, including the estimated impact of severe weather in the first quarter of 2010, charges associated with workforce reductions and employee litigation, partially offset by actions taken to adjust our cost structure, reduced cost of performance-based compensation, improved experience associated with professional liability claims and lower bad debt expense. The estimated impact of severe weather in the first quarter of 2010, combined with charges associated with actions we have taken to adjust our cost structure, and the settlement of employee litigation adversely impacted the year-over-year change in operating income as a percentage of net revenues by 0.7% compared to the prior year. In addition, the year-over-year change in operating income as a percentage of net revenues was also adversely impacted by 0.2% associated with a $15.5 million gain recorded in 2009 related to an insurance settlement for storm-related losses.

          Interest Expense, net

	2010	2009	Change Increase (decrease)

	(dollars in millions)

Interest expense, net	$146.1	$144.1	$2.0

          Interest expense, net for the year ended December 31, 2010 increased from the prior year primarily due to higher average outstanding debt in 2010 compared to the prior year.

          Other Income (Expense), net

          Other income (expense), net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets, and losses on the early extinguishment of debt. For the years ended December 31, 2010 and 2009, other income (expense), net consisted of the following:

	2010	2009	Change

	(dollars in millions)
Investment gains associated with investments in our supplemental deferred compensation plans	$5.7	$8.4	$(2.7)
Write-down of an investment	—	(7.0)	7.0
Loss on early extinguishment of debt	—	(20.4)	20.4
Other expense items, net	(0.4)	(1.3)	0.9

Total other income (expense), net	$5.3	$(20.3)	$25.6

          Income Tax Expense

	2010	2009	Change

	(dollars in millions)
Income tax expense	$425.5	$460.5	$(35.0)
Effective income tax rate	35.9%	37.5%	(1.6)%

          The decrease in income tax expense for the year ended December 31, 2010 compared to the prior year was primarily due to a reduction in income from continuing operations before income taxes of $43.6 million and a decrease in the effective income tax rate. The effective income tax rate for the year ended December 31, 2010 decreased compared to the prior year primarily due to the favorable resolution of certain tax contingencies. Results for the year ended December 31, 2010 included $22.1 million of income tax benefits, primarily associated with the favorable resolution of certain tax contingencies. Results for the year ended December 31, 2009 included $7.0 million of income tax benefits, primarily associated with certain discrete tax benefits.

          Discontinued Operations

          Loss from discontinued operations, net of taxes, for the year ended December 31, 2010 was $1.8 million, or $0.01 per diluted share, compared to $1.2 million, or $0.01 per diluted share, in 2009. On April 15, 2009, the Company entered into a final settlement agreement with the federal government and paid $308 million, which had been previously reserved in connection with the final settlement. See Note 16 to the Consolidated Financial Statements for further details.

          Year Ended December 31, 2009 Compared with Year Ended December 31, 2008

          Continuing Operations

	2009	2008	% Change Increase (decrease)

	(dollars in millions, except per share data)
Net revenues	$7,455.2	$7,249.4	2.8%
Income from continuing operations	730.3	632.2	15.5%
Earnings per diluted share	$3.88	$3.22	20.5%

          The increase in income from continuing operations for the year ended December 31, 2009 from the prior year was principally driven by improved operating performance and lower interest expense. Results for the year ended December 31, 2009 include pre-tax charges of $20.4 million, or $0.07 per share, associated with the early extinguishment of debt and $7.0 million, or $0.02 per share, associated with the write-down of an investment. These charges were offset by a $15.5 million gain, or $0.05 per share, associated with an insurance settlement for storm-

related losses and a benefit of $0.04 per share resulting from certain discrete tax benefits.

          Results for the year ended December 31, 2008 include a third quarter charge of $8.9 million, or $0.03 per share, associated with the write-down of an equity investment and pre-tax charges of $16.2 million, or $0.05 per share, primarily associated with workforce reductions. These charges were offset by favorable resolutions of various tax contingencies in 2008, which increased earnings per share by $0.08. In addition, we estimate the impact of hurricanes in the third quarter of 2008 adversely impacted operating income for the year ended December 31, 2008 by approximately $8 million or $0.02 per share.

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

          Clinical testing volume, measured by the number of requisitions, decreased 0.7% for the year ended December 31, 2009. Pre-employment drug testing volume, which accounted for approximately 5% of our total clinical testing volume in 2009, declined approximately 22% and reduced consolidated volume by 1.5%. We believe the volume decrease in pre-employment drug testing continued to be principally due to reduced hiring by employers served by this business. Our decision to exit certain laboratory management agreements that did not meet our profitability thresholds also reduced volume by 0.4%.

          Revenue per requisition increased 3.9% for the year ended December 31, 2009, with the increase primarily driven by a positive test mix and a 4.5% increase in the Medicare laboratory fee schedule which went into effect January 1, 2009 and contributed approximately a one-half percent increase in revenue per requisition.

          Our businesses other than clinical testing accounted for approximately 8% of our net revenues in 2009. These businesses include our risk assessment services, clinical trials testing, healthcare information technology and diagnostic products businesses. These businesses contain most of our international operations and, in the aggregate, reported revenues for 2009 were comparable to the prior year level, despite the impact of foreign exchange which reduced the combined revenues of these businesses by approximately 4%.

          Operating Costs and Expenses

	2009		2008		Change Increase (decrease)

	$	% Net Revenues	$	% Net Revenues	$	% Net Revenues

	(dollars in millions)
Cost of services	$4,321.5	58.0%	$4,256.2	58.7%	$65.3	(0.7)%
Selling, general and administrative expenses (SG&A)	1,747.6	23.4%	1,736.9	24.0%	10.7	(0.6)%
Amortization of intangible assets	37.0	0.5%	37.3	0.5%	(0.3)	—
Other operating expense (income), net	(10.0)	(0.1)%	(3.3)	(0.1)%	(6.7)	—

Total operating costs and expenses	$6,096.1	81.8%	$6,027.1	83.1%	$69.0	(1.3)%

Bad debt expense (included in SG&A)	$321.0	4.3%	$326.2	4.5%	$(5.2)	(0.2)%

          Total Operating Costs and Expenses

          Total operating costs and expenses for the year ended December 31, 2009 increased from the prior year and decreased as a percentage of net revenues due to actions we have taken to improve our operating efficiency and reduce the size of our workforce, along with discrete cost containment actions taken during 2009 which have enabled us to realize modest cost increases on increased net revenues. These efforts, coupled with higher revenue per requisition, served to reduce operating costs and expenses as a percentage of net revenues. In addition, results for the year ended December 31, 2009 include a $15.5 million second quarter gain related to an insurance settlement for storm-related losses while results for the year ended December 31, 2008 include fourth quarter charges of $16.2 million, primarily associated with workforce reductions ($7.7 million included in cost of services and $8.5 million included in selling, general and administrative).

          Also, year-over-year comparisons were adversely impacted by approximately $18 million associated with gains and losses on investments in our supplemental deferred compensation plans. The impact can fluctuate significantly from year to year based on investment performance. Under our supplemental deferred compensation plans, employee compensation deferrals, together with Company matching contributions, are invested in a variety of participant-directed investments held in trusts. Gains and losses associated with the investments are recorded in earnings within other income (expense), net. A corresponding and offsetting adjustment is also recorded to the deferred compensation obligation to reflect investment gains and losses earned by employees. Such adjustments to the deferred compensation obligation are recorded in earnings, principally within selling, general and administrative expenses, and offset the amount of investment gains and losses recorded in other income (expense), net. Results for 2009 included an increase in operating costs of $8.4 million, representing an increase in the deferred compensation obligation to reflect investment gains earned by employees participating in our deferred compensation plans. Results for 2008 included a reduction in operating costs of $9.9 million, representing a decrease in the deferred compensation obligation to reflect investment losses incurred by employees participating in our deferred compensation plans.

          Cost of Services

          Cost of services decreased as a percentage of net revenues for the year ended December 31, 2009 compared to the prior year due to actions taken to reduce our cost structure and higher revenue per requisition.

          Selling, General and Administrative Expenses

          Selling, general and administrative expenses decreased as a percentage of net revenues for the year ended December 31, 2009 compared to prior year primarily due to actions taken to reduce our cost structure and higher revenue per requisition. In addition, year-over-year comparisons of selling, general and administrative expenses as a percentage of net revenues, were adversely impacted by 0.2% associated with investment gains and losses earned by employees on assets held in trust under our supplemental deferred compensation plans discussed earlier. Days sales outstanding decreased to 43 days at December 31, 2009 compared to 44 days at December 31, 2008. Continued progress in our billing and collection processes has resulted in stable bad debt and improvements in days sales outstanding and the cost of our billing operations.

          Other Operating Expense (Income), net

          Other operating expense (income), net represents miscellaneous income and expense items related to operating activities and for the years ended December 31, 2009 and 2008, consisted of the following:

	2009	2008	Change

	(dollars in millions)

Insurance settlement for storm-related losses	$(15.5)	$—	$(15.5)
Foreign currency transaction losses (gains), net	2.1	(2.7)	4.8
Other operating expense (income) items, net	3.4	(0.6)	4.0

Total other operating expense (income), net	$(10.0)	$(3.3)	$(6.7)

          Operating Income

	2009		2008		Change Increase (decrease)

	$	% Net Revenues	$	% Net Revenues	$	% Net Revenues

	(dollars in millions)
Operating income	$1,359.1	18.2%	$1,222.4	16.9%	$136.7	1.3%

          The improvement in operating income, as a percentage of net revenues, for the year ended December 31, 2009 compared to the prior year, was primarily due to higher revenue per requisition and progress we are making with our cost reduction program, as well as discrete cost containment actions we took during 2009. Operating income for the year ended December 31, 2009 also includes a $15.5 million gain associated with an insurance settlement for storm-related losses, which contributed 0.2% to the improvement. The operating income percentage for the year ended December 31, 2009 also reflects the impact of the various items which served to reduce cost of services and selling, general and administrative expenses as a percentage of net revenues. Results for the year ended December 31, 2008 include a charge of $16.2 million, primarily associated with workforce reductions, which reduced operating income, as a percentage of net revenues, by 0.2%. In addition, year-over-year comparisons were adversely impacted by approximately $18 million, or 0.2%, associated with investment gains and losses earned by employees on assets held in trust under our supplemental deferred compensation plans.

          Interest Expense, net

	2009	2008	Change Increase (decrease)

	(dollars in millions)

Interest expense, net	$144.1	$179.8	$(35.7)

          The decrease in interest expense, net for the year ended December 31, 2009, compared to the prior year, was primarily due to lower interest rates on our variable-interest rate debt.

          Other Income (Expense), net

          Other income (expense), net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets, and losses on the early extinguishment of debt. For the years ended December 31, 2009 and 2008, other income (expense), net consisted of the following:

	2009	2008	Change

	(dollars in millions)

Investment gains (losses) associated with investments in our supplemental deferred compensation plans	$8.4	$(9.9)	$18.3
Write-down of an investment	(7.0)	(8.9)	1.9
Loss on early extinguishment of debt	(20.4)	—	(20.4)
Other expense items, net	(1.3)	(2.9)	1.6

Total other income (expense), net	$(20.3)	$(21.7)	$1.4

          Income Tax Expense

	2009	2008	Change

	(dollars in millions)

Income tax expense	$460.5	$368.8	$91.7
Effective income tax rate	37.5%	36.8%	0.7%

          The increase in income tax expense for the year ended December 31, 2009 compared to the prior year was primarily due to an increase in income from continuing operations before income taxes of $177.3 million and an increase in the effective income tax rate. The effective income tax rate for the year ended December 31, 2009 increased compared to the prior year primarily due to the favorable resolution of certain tax contingencies reflected in the effective income tax rate for 2008. Results for the year ended December 31, 2009 included $7.0 million of income tax benefits, primarily associated with certain discrete tax benefits. Results for the year ended December 31, 2008 included $16.5 million of income tax benefits, primarily associated with the favorable resolution of certain tax contingencies.

          Discontinued Operations

          Loss from discontinued operations, net of taxes, for the year ended December 31, 2009 was $1.2 million, or $0.01 per diluted share, compared to $51 million, or $0.26 per diluted share, in 2008. During the third quarter of 2008, the Company and NID reached an agreement in principle to settle the previously disclosed federal government investigation of NID, a test kit subsidiary voluntarily closed in 2006. As a result of the agreement in principle, during 2008, the Company recorded charges of $75 million in discontinued operations to increase its reserves for the settlement and related matters. On April 15, 2009, the Company entered into a final settlement agreement with the federal government and paid $308 million, which had been previously reserved in connection with the final settlement. See Note 16 to the Consolidated Financial Statements for further details.

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

          At December 31, 2010 and 2009, the fair value of our debt was estimated at approximately $3.1 billion and $3.3 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2010 and 2009, the estimated fair value exceeded the carrying value of the debt by $80 million and $151 million, respectively. A hypothetical 10% increase in interest rates (representing 45 basis points and 46 basis points at December 31, 2010 and 2009, respectively) would potentially reduce the estimated fair value of our debt by approximately $89 million and $96 million at December 31, 2010 and 2009, respectively.

          Borrowings under our senior unsecured revolving credit facility, our secured receivables credit facility and our term loan due May 2012 are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest rates on our senior unsecured revolving credit facility and term loan due May 2012 are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. As of December 31, 2010, the borrowing rates under these credit facilities were: for our secured receivables credit facility, 1.16%; for our senior unsecured credit facility, LIBOR plus 0.40%; and for our term loan due May 2012, LIBOR plus 0.40%. At December 31, 2010, the weighted average LIBOR was 0.26%. At December 31, 2010, there was $742 million outstanding under our term loan due May 2012 and no borrowings outstanding under our $750 million senior unsecured revolving credit facility or our $525 million secured receivables credit facility.

          We seek to mitigate the variability in cash outflows that result from changes in interest rates by maintaining a balanced mix of fixed-rate and variable-rate debt obligations. In order to achieve this objective, we have entered into interest rate swaps. Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net settlements are recognized as an adjustment to interest expense.

          In November 2009, the Company entered into various fixed-to-variable interest rate swap agreements that effectively convert a portion of our 4.75% Senior Notes due 2020 to variable-interest rate debt based on LIBOR plus 1.33%. At December 31, 2010, the interest rate swap agreements which expire in January 2020, have a notional amount totaling $350 million. The fixed-to-variable interest rate swap agreements are accounted for as fair value hedges of a portion of our outstanding 4.75% Senior Notes due 2020. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 3 basis points) would impact annual interest expense by approximately $0.3 million, assuming no changes to the debt outstanding at December 31, 2010.

          The fair value of the fixed-to-variable interest rate swap agreements at December 31, 2010 was an asset of $10.5 million. A hypothetical 10% change in interest rates (representing 30 basis points) would potentially change the fair value of the asset of these instruments by approximately $9 million.

          For details regarding our outstanding debt and our financial instruments, see Notes 10 and 11 to the Consolidated Financial Statements.

          Risk Associated with Investment Portfolio

          Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying values of our available-for-sale equity securities and privately held securities were $17.6 million at December 31, 2010.

          We regularly evaluate the fair value measurements of our equity investments to determine if losses in value are other than temporary and if an impairment loss has been incurred. The evaluation considers if the security has the ability to recover and, if so, the estimated recovery period. Other factors that are considered in this evaluation include the amount of the other-than-temporary decline and its duration, the issuer’s financial condition and short-term prospects, and whether the market decline was caused by overall economic conditions or conditions specific to the individual security.

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

          Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at December 31, 2010 totaled $449 million compared to $534 million at December 31, 2009. Cash and cash equivalents consist of cash and highly liquid short-term investments. For the year ended December 31, 2010, cash flows from operating activities of $1.1 billion, together with cash on-hand, were used to fund investing and financing activities of $217 million and $986 million, respectively. Cash and cash equivalents at December 31, 2009 totaled $534 million, compared to $254 million at December 31, 2008. Cash flows from operating activities in 2009 of $1.0 billion were used to fund investing and financing activities of $196 million and $521 million, respectively.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for 2010 was $1.1 billion compared to $1.0 billion in 2009. For the year ended December 31, 2009, cash flows from operating activities included payments primarily made in the second quarter of 2009 totaling $314 million in connection with the NID settlement (see Note 16 to the Consolidated Financial Statements), or $208 million net of an associated reduction in estimated tax payments. After giving consideration to the net settlement payments, underlying cash flows from operating activities for the year ended December 31, 2010 decreased in comparison to the prior year level. This decrease was primarily driven by the timing of payments for variable compensation and accrued expenses. Days sales outstanding, a measure of billing and collection efficiency, increased to 44 days at December 31, 2010 compared to 43 days at December 31, 2009. This increase is primarily due to the temporary suspension of billing to MediCal, the California Medicaid program. See Note 15 to the Consolidated Financial Statements for a further discussion of MediCal.

          Net cash provided by operating activities for 2009 was $1.0 billion compared to $1.1 billion in 2008. For the year ended December 31, 2009, cash flows from operating activities includes payments primarily made in the second quarter of 2009 totaling $314 million in connection with the NID settlement, or $208 million net of an associated reduction in estimated tax payments. After giving consideration to the net settlement payments, underlying cash flows from operating activities exceeded the prior year level, primarily driven by higher earnings in 2009.

          Cash Flows from Investing Activities

          Net cash used in investing activities in 2010 was $217 million, consisting principally of capital expenditures of $205 million.

          Net cash used in investing activities in 2009 was $196 million, consisting principally of capital expenditures of $167 million. In addition, we completed several small acquisitions for a total of $39 million, which was partially offset by $21 million related to the receipt of a payment from an escrow fund established at the time of an acquisition in 2007.

          Cash Flows from Financing Activities

          Net cash used in financing activities in 2010 was $986 million, consisting primarily of debt repayment of $169 million, purchases of treasury stock totaling $750 million, dividend payments of $71 million and distributions to noncontrolling interests of $37 million, partially offset by $49 million in proceeds from the exercise of stock options, including related tax benefits.

          In December 2010, we extended our existing receivables securitization facility. The secured receivables credit facility continues to be supported by back-up facilities provided on a committed basis by two banks: (a) $275 million, which matures on December 9, 2011 and (b) $250 million, which also matures on December 9, 2011. Interest on the secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. There were no borrowings outstanding under this facility at December 31, 2010.

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

          During 2009, borrowings under our secured receivables credit facility totaled $510 million and were used primarily to fund the NID settlement payments totaling $314 million and $150 million to fund the retirement of debt in connection with our debt tender offer in June 2009. In addition, we completed a $750 million senior notes offering in November 2009 (the “2009 Senior Notes”). We issued the notes principally to repay certain debt maturing through 2011 and refinance it over a longer term. The 2009 Senior Notes were sold in two tranches: (a) $500 million of 4.75% senior notes due 2020 issued at a discount of $7.5 million; and $250 million of 5.75% senior notes due 2040, issued at a discount of $6.9 million. We used the net proceeds from the 2009 Senior Notes offering to fund the retirement of $150 million of debt in connection with our debt tender offer in November 2009, and the repayment of $100 million outstanding under our secured receivables credit facility and $350 million outstanding under our term loan due May 2012. The 2009 Senior Notes are further described in Note 10 to the Consolidated Financial Statements.

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

          Dividends

          During each of the quarters of 2010 and 2009, our Board of Directors declared a quarterly cash dividend of $0.10 per common share. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchases

          For the year ended December 31, 2010, we repurchased 14.7 million shares of our common stock at an average price of $51.04 per share for $750 million, including 4.5 million shares purchased in the first quarter at an average price of $56.21 per share for $251 million under an accelerated share repurchase transaction with a bank. For the year ended December 31, 2009, we repurchased 10 million shares of our common stock at an average price of $49.83 per share for $500 million, including 4.5 million shares repurchased from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc. (“GSK”), at an average price of $44.33 per share for $200 million. For the years ended December 31, 2010 and 2009, we reissued 2.1 million shares and 3.0 million shares, respectively, for employee benefit plans. Since the inception of our share repurchase program in May 2003, we have repurchased approximately 74 million shares of our common stock at an average price of $47.13 for $3.5 billion. At December 31, 2010, $250 million of our share repurchase authorization remained available. In January 2011, our Board of Directors authorized $750 million of additional share repurchases, bringing the total available under share repurchase authorizations, which have no set expiration or termination date, to $1 billion.

          On January 31, 2011, we agreed to repurchase 15.4 million shares of our common stock from SB Holdings Capital Inc., an affiliate of GSK, at a purchase price of $54.30 per share for $835 million (the “Repurchase”). We funded the Repurchase, which closed on February 4, 2011, with $260 million of cash on-hand, $500 million of borrowings under our secured receivables credit facility and $75 million of borrowings under our senior unsecured revolving credit facility. Subsequent to the Repurchase, our remaining share repurchase authorization totaled $165 million.

          Contractual Obligations and Commitments

          The following table summarizes certain of our contractual obligations as of December 31, 2010.

	Payments due by period

	(in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3 –5 years	After 5 years

Outstanding debt	$2,951,268	$341,268	$560,000	$500,000	$1,550,000
Capital lease obligations	47,184	7,736	14,877	11,016	13,555
Interest payments on outstanding debt	1,676,941	126,786	220,046	217,743	1,112,366
Operating leases	645,358	174,094	217,939	112,651	140,674
Purchase obligations	91,613	49,444	33,162	8,621	386

Total contractual obligations	$5,412,364	$699,328	$1,046,024	$850,031	$2,816,981

          Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of December 31, 2010 applied to the December 31, 2010 balances, which are assumed to remain outstanding through their maturity dates.

          A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 10 to the Consolidated Financial Statements. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase product or services at December 31, 2010 is contained in Note 15 to the Consolidated Financial Statements.

          As of December 31, 2010, our total liabilities associated with unrecognized tax benefits were approximately $152 million, which were excluded from the table above. We believe it is reasonably possible that these liabilities may decrease by up to $14 million within the next twelve months, primarily as a result of the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 5 to the Consolidated Financial Statements for information regarding our contingent tax liability reserves.

          Our credit agreements and our term loan due May 2012 contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of December 31, 2010, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

          Requirements and Capital Resources

          We estimate that we will invest approximately $220 million during 2011 for capital expenditures, including assets under capitalized leases, to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades.

          As of December 31, 2010, $1.3 billion of borrowing capacity was available under our existing credit facilities, consisting of $525 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility. After funding the Repurchase, which closed on February 4, 2011, $700 million of borrowing capacity was available under our existing credit facilities, consisting of $25 million available under our secured receivables credit facility and $675 million available under our senior unsecured revolving credit facility.

          We believe the banks participating in our various credit facilities are predominantly highly-rated banks, and that the borrowing capacity under the credit facilities described above is currently available to us. Should one or several banks no longer participate in either of our credit facilities, we would not expect it to impact our ability to fund operations. We expect that we will be able to replace our existing secured receivable credit facility and our senior unsecured revolving credit facility with alternative arrangements prior to their expiration.

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

          We believe our focus on delivering a superior patient experience and Six Sigma quality as well as the investments we are making in sales, service, science and information technology will further differentiate us over the long-term and strengthen our industry leadership position. In addition, we plan to leverage our knowledge and expertise in diagnostic testing to further expand into international markets and point-of-care testing.

          Our strong cash generation, exisiting credit facilities and access to additional financing position us well to take advantage of these growth opportunities.

Inflation

          We believe that inflation generally does not have a material adverse effect on our results of operations or financial condition because the majority of our contracts are short term.

Impact of New Accounting Standards

          In October 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables, and an amendment to the accounting standards related to certain revenue arrangements that include software elements. In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. In August 2010, the FASB issued an amendment to the accounting standards related to the accounting for insurance recoveries, and an amendment to the accounting standards related to the financial statement disclosure of the amount of charity care provided by a healthcare entity. In December 2010, the FASB issued amendments to the accounting standards related to the testing of goodwill for impairment and the disclosure requirements for business combinations. The impact of these accounting standards is discussed in Note 2 to the Consolidated Financial Statements.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

          The management of the Company, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 is effective.

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

          PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, audited the Company’s internal control over financial reporting as of December 31, 2010 and issued their audit report on the Company’s internal control over financial reporting included therein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Quest Diagnostics Incorporated

          In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Quest Diagnostics Incorporated and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions. A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 16, 2011

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(in thousands, except per share data)

	2010	2009

Assets
Current assets:
Cash and cash equivalents	$449,301	$534,256
Accounts receivable, net of allowance for doubtful accounts of $228,917 and $238,206 at December 31, 2010 and 2009, respectively	845,299	827,343
Inventories	76,572	91,386
Deferred income taxes	142,470	131,800
Prepaid expenses and other current assets	91,775	94,640

Total current assets	1,605,417	1,679,425
Property, plant and equipment, net	834,376	825,946
Goodwill	5,101,938	5,083,944
Intangible assets, net	796,405	823,665
Other assets	189,494	150,663

Total assets	$8,527,630	$8,563,643

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$865,272	$888,705
Current portion of long-term debt	348,996	170,507

Total current liabilities	1,214,268	1,059,212
Long-term debt	2,641,160	2,936,792
Other liabilities	618,077	556,175
Commitments and contingencies
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both December 31, 2010 and 2009; 214,173 shares and 214,110 shares issued at December 31, 2010 and 2009, respectively	2,142	2,141
Additional paid-in capital	2,311,421	2,302,368
Retained earnings	3,867,420	3,216,639
Accumulated other comprehensive income (loss)	10,626	(20,961)
Treasury stock, at cost; 43,456 shares and 30,817 shares at December 31, 2010 and 2009, respectively	(2,158,129)	(1,510,548)

Total Quest Diagnostics stockholders’ equity	4,033,480	3,989,639
Noncontrolling interests	20,645	21,825

Total stockholders’ equity	4,054,125	4,011,464

Total liabilities and stockholders’ equity	$8,527,630	$8,563,643

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands, except per share data)

	2010	2009	2008

Net revenues	$7,368,925	$7,455,243	$7,249,447

Operating costs and expenses:
Cost of services	4,317,247	4,321,475	4,256,156
Selling, general and administrative	1,707,673	1,747,618	1,736,934
Amortization of intangible assets	39,221	37,062	37,293
Other operating expense (income), net	9,249	(10,023)	(3,312)

Total operating costs and expenses	6,073,390	6,096,132	6,027,071

Operating income	1,295,535	1,359,111	1,222,376

Other income (expense):
Interest expense, net	(146,088)	(144,068)	(179,764)
Equity earnings in unconsolidated joint ventures	29,557	33,207	29,736
Other income (expense), net	5,331	(20,318)	(21,691)

Total non-operating expenses, net	(111,200)	(131,179)	(171,719)

Income from continuing operations before taxes	1,184,335	1,227,932	1,050,657
Income tax expense	425,531	460,474	386,768

Income from continuing operations	758,804	767,458	663,889
Loss from discontinued operations, net of taxes	(1,787)	(1,236)	(50,694)

Net income	757,017	766,222	613,195
Less: Net income attributable to noncontrolling interests	36,123	37,111	31,705

Net income attributable to Quest Diagnostics	$720,894	$729,111	$581,490

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$722,681	$730,347	$632,184
Loss from discontinued operations, net of taxes	(1,787)	(1,236)	(50,694)

Net income	$720,894	$729,111	$581,490

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$4.09	$3.92	$3.25
Loss from discontinued operations	(0.01)	(0.01)	(0.26)

Net income	$4.08	$3.91	$2.99

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$4.06	$3.88	$3.22
Loss from discontinued operations	(0.01)	(0.01)	(0.26)

Net income	$4.05	$3.87	$2.96

Dividends per common share	$0.40	$0.40	$0.40

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands)

	2010	2009	2008

Cash flows from operating activities:
Net income	$757,017	$766,222	$613,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	253,964	256,687	264,593
Provision for doubtful accounts	291,737	320,974	326,228
Provision for special charges	—	—	72,650
Deferred income tax (benefit) provision	(18,878)	83,120	549
Stock-based compensation expense	53,927	75,059	70,581
Excess tax benefits from stock-based compensation arrangements	(884)	(5,540)	(2,420)
Other, net	22,967	29,699	13,772
Changes in operating assets and liabilities:
Accounts receivable	(309,932)	(314,102)	(282,634)
Accounts payable and accrued expenses	18,235	56,533	(12,565)
Settlement and other special charges	—	(314,386)	—
Income taxes payable	33,732	21,190	24,653
Other assets and liabilities, net	16,162	21,962	(25,553)

Net cash provided by operating activities	1,118,047	997,418	1,063,049

Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(18,295)	8,066
Capital expenditures	(205,400)	(166,928)	(212,681)
(Increase) decrease in investments and other assets	(11,110)	(10,681)	5,732

Net cash used in investing activities	(216,510)	(195,904)	(198,883)

Cash flows from financing activities:
Proceeds from borrowings	—	1,245,525	22,929
Repayments of debt	(169,491)	(1,218,538)	(481,870)
Purchases of treasury stock	(750,000)	(499,991)	(253,997)
Exercise of stock options	48,535	87,120	30,511
Excess tax benefits from stock-based compensation arrangements	884	5,540	2,420
Dividends paid	(71,321)	(74,748)	(77,964)
Distributions to noncontrolling interests	(36,739)	(35,524)	(32,931)
Other financing activities	(8,360)	(30,588)	13,088

Net cash used in financing activities	(986,492)	(521,204)	(777,814)

Net change in cash and cash equivalents	(84,955)	280,310	86,352

Cash and cash equivalents, beginning of year	534,256	253,946	167,594

Cash and cash equivalents, end of year	$449,301	$534,256	$253,946

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008
(in thousands)

		Quest Diagnostics Stockholders’ Equity

	Shares of Common Stock Outstand- ing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock	Compre- hensive Income	Non- controlling Interests	Total Stockholders’ Equity

Balance, December 31, 2007	194,040	$2,137	$2,210,825	$2,057,744	$25,279	$(971,743)		$21,464	$3,345,706
Net income				581,490			$581,490	31,705	613,195
Currency translation					(94,326)		(94,326)		(94,326)
Market valuation, net of tax benefit of $261					(398)		(398)		(398)
Reversal of market adjustment, net of tax expense of $1,257					2,161		2,161		2,161
Net deferred losses on cash flow hedges					(784)		(784)		(784)

Comprehensive income							$488,143

Dividends declared				(77,555)					(77,555)
Distributions to noncontrolling interests								(32,931)	(32,931)
Issuance of common stock under benefit plans	913	4	81			18,248			18,333
Stock-based compensation expense			63,055			7,526			70,581
Exercise of stock options	987		(18,148)			48,659			30,511
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(56)		(962)			(1,614)			(2,576)
Tax benefits associated with stock-based compensation plans			6,881						6,881
Purchases of treasury stock	(5,510)					(253,997)			(253,997)
Other			333						333

Balance, December 31, 2008	190,374	2,141	2,262,065	2,561,679	(68,068)	(1,152,921)		20,238	3,625,134
Net income				729,111			$729,111	37,111	766,222
Currency translation					49,586		49,586		49,586
Reversal of market valuation, net of tax expense of $190					290		290		290
Net deferred losses on cash flow hedges					(2,553)		(2,553)		(2,553)
Other					(216)		(216)		(216)

Comprehensive income							$776,218

Dividends declared				(74,151)					(74,151)
Distributions to noncontrolling interests								(35,524)	(35,524)
Issuance of common stock under benefit plans	711		1,868			17,913			19,781
Stock-based compensation expense			61,005			14,054			75,059
Exercise of stock options	2,376		(27,272)			114,392			87,120
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(135)		(2,144)			(3,995)			(6,139)
Tax benefits associated with stock-based compensation plans			6,846						6,846
Purchases of treasury stock	(10,033)					(499,991)			(499,991)

Balance, December 31, 2009	183,293	2,141	2,302,368	3,216,639	(20,961)	(1,510,548)		21,825	4,011,464
Net income				720,894			$720,894	36,123	757,017
Currency translation					27,271		27,271		27,271
Market valuation, net of tax expense of $1,975					3,090		3,090		3,090
Amortization of net deferred losses on cash flow hedges					724		724		724
Other					502		502	(564)	(62)

Comprehensive income							$752,481

Dividends declared				(70,113)					(70,113)
Distributions to noncontrolling interests								(36,739)	(36,739)
Issuance of common stock under benefit plans	1,125	2	1,050			19,480			20,532
Stock-based compensation expense			24,454			29,473			53,927
Exercise of stock options	1,269		(14,545)			63,080			48,535
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(277)	(1)	(5,786)			(9,614)			(15,401)
Tax benefits associated with stock-based compensation plans			3,880						3,880
Purchases of treasury stock	(14,693)					(750,000)			(750,000)

Balance, December 31, 2010	170,717	$2,142	$2,311,421	$3,867,420	$10,626	$(2,158,129)		$20,645	$4,054,125

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands unless otherwise indicated)

1. DESCRIPTION OF BUSINESS

          Quest Diagnostics Incorporated and its subsidiaries (“Quest Diagnostics” or the “Company”) is the world’s leading provider of diagnostic testing, information and services, providing insights that enable patients, physicians and others to make better healthcare decisions. Quest Diagnostics offers patients and physicians the broadest access to diagnostic laboratory services through the Company’s nationwide network of laboratories and patient service centers. The Company provides interpretive consultation through the largest medical and scientific staff in the industry, with approximately 900 M.D.s and Ph.D.s, primarily located in the United States. Quest Diagnostics is the leading provider of clinical testing, including gene-based and esoteric testing, anatomic pathology services and testing for drugs-of-abuse in the United States, and the leading provider of risk assessment services for the life insurance industry in North America. The Company is also a leading provider of testing for clinical trials. The Company’s diagnostics products business manufactures and markets diagnostic test kits and specialized point-of-care testing. Quest Diagnostics empowers healthcare organizations and clinicians with robust information technology solutions that can improve patient care and medical practice.

          During 2010, Quest Diagnostics processed approximately 146 million requisitions through its extensive network of laboratories in virtually every major metropolitan area throughout the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation

          The consolidated financial statements include the accounts of all entities controlled by the Company through its direct or indirect ownership of a majority voting interest and the accounts of any variable interest entities where the Company is subject to a majority of the risk of loss from the variable interest entity’s activities, or entitled to receive a majority of the entity’s residual returns or both. The Company assesses the requirements related to the consolidation of variable interest entities (“VIEs”), including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company’s relationships with variable interest entities were not material at both December 31, 2010 and 2009. Investments in entities which the Company does not control, but in which it has a substantial ownership interest (generally between 20% and 49%) and can exercise significant influence, are accounted for using the equity method of accounting. As of December 31, 2010 and 2009, the Company’s investments in affiliates accounted for under the equity method of accounting totaled $44.9 million and $46.3 million, respectively. The Company’s share of equity earnings from investments in affiliates, accounted for under the equity method, totaled $29.6 million, $33.2 million and $29.7 million, respectively, for 2010, 2009 and 2008. All significant intercompany accounts and transactions are eliminated in consolidation.

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

          Certain reclassifications have been made to prior year amounts in the consolidated statements of cash flows to conform to the current year’s presentation.

          Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Revenue Recognition

          The Company primarily recognizes revenue for services rendered upon completion of the testing process. Billings for services reimbursed by third-party payers, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers. Adjustments to the allowances, based on actual receipts from the third-party payers, are recorded upon settlement. Approximately 18% of the Company’s consolidated net revenues were generated by billings to the Medicare and Medicaid programs in each of the years ending December 31, 2010, 2009 and 2008. Under capitated arrangements with healthcare insurers, the Company recognizes revenue based on a predetermined monthly reimbursement rate for each member of an insurer’s health plan regardless of the number or cost of services provided by the Company. In 2010, 2009 and 2008, approximately 4%, 4%, and 5%, respectively, of the Company’s consolidated net revenues were generated under capitated arrangements.

          Revenues from the Company’s risk assessment services, clinical trials testing and diagnostics products businesses are recognized when persuasive evidence of a final agreement exists; delivery has occurred or services have been rendered; the price of the product or service is fixed or determinable; and collectibility from the customer is reasonably assured. The Company’s healthcare information technology business primarily uses the percentage-of-completion method of contract accounting and recognizes revenue as performance takes place over an extended period of time.

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

          Earnings Per Share

          The Company’s unvested restricted common stock and unvested restricted stock units that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in the earnings allocation in computing earnings per share using the two-class method for all periods presented. Basic earnings per common share is calculated by dividing net income, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. Potentially dilutive common shares include the dilutive effect of outstanding stock options and performance share units granted under the Company’s Amended and Restated Employee Long-Term Incentive Plan (“ELTIP”) and its Amended and Restated Non-Employee Director Long-Term Incentive Plan (“DLTIP”).

          Stock-Based Compensation

          The Company records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision. The terms of the Company’s performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. For performance share unit awards, the actual amount of any stock award earned is based on the compound annual growth rate of the Company’s earnings per share from continuing operations over a three-year period as measured in accordance with the ELTIP. Stock-based compensation expense associated with performance share units is recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. The cumulative effect on current and prior

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in earnings in the period of the revision. The Company recognizes stock-based compensation expense related to the Company’s Amended Employee Stock Purchase Plan (“ESPP”) based on the 15% discount at purchase. See Note 13 for a further discussion of stock-based compensation.

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

          Foreign Currency

          The Company predominately uses the U.S. dollar as its functional currency. The functional currency of the Company’s foreign subsidiaries is the applicable local currency. Assets and liabilities denominated in non-U.S. dollars are translated into U.S. dollars at exchange rates as of the end of the reporting period. Income and expense items are translated at average exchange rates prevailing during the year. The translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains and losses from foreign currency transactions are included within other operating expense (income), net in the consolidated statements of operations. Transaction gains and losses have not been material. For a discussion of the Company’s use of derivative financial instruments to manage its exposure for changes in foreign currency rates refer to the caption entitled “Derivative Financial Instruments – Foreign Currency Risk” below.

          Cash and Cash Equivalents

          Cash and cash equivalents include all highly-liquid investments with original maturities, at the time acquired by the Company, of three months or less.

          Concentration of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments, accounts receivable and derivative financial instruments. The Company’s policy is to place its cash, cash equivalents and short-term investments in highly-rated financial instruments and institutions. Concentration of credit risk with respect to accounts receivable is mitigated by the diversity of the Company’s payers and their dispersion across many different geographic regions, and is limited to certain payers who are large buyers of the Company’s services. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company has receivables due from federal and state governmental agencies, the Company does not

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent on submitting appropriate documentation. As of December 31, 2010 and 2009, receivables due from government payers under the Medicare and Medicaid programs represent approximately 16% and 12%, respectively, of the Company’s consolidated net accounts receivable. See Note 15 for a discussion regarding certain amounts due from MediCal, the California Medicaid program. The portion of the Company’s accounts receivable due from patients comprises the largest portion of credit risk. At both December 31, 2010 and 2009, receivables due from patients represent approximately 19% of the Company’s consolidated net accounts receivable. The Company applies assumptions and judgments including historical collection experience for assessing collectibility and determining allowances for doubtful accounts for accounts receivable from patients.

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

          Recoverability and Impairment of Goodwill

          The Company reviews goodwill and certain intangible assets periodically for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The goodwill impairment test is performed annually, or more frequently, in the case of other events that indicate a potential impairment. The annual impairment test of goodwill was performed at the end of each of the Company’s fiscal years and indicated that there was no impairment of goodwill as of December 31, 2010 or 2009.

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

          Investments

          The Company accounts for investments in trading and available-for-sale equity securities, which are included in other assets in the consolidated balance sheets at fair value. Both realized and unrealized gains and losses for trading securities are recorded currently in earnings as a component of non-operating expenses within other income (expense), net in the consolidated statements of operations. Unrealized gains and losses, net of tax, for available-for-sale securities are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Recognized gains and losses for available-for-sale securities are recorded in other income (expense), net in the consolidated statements of operations. Gains and losses on securities sold are based on the average cost method.

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

          Investments at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Available-for-sale equity securities	$5,066	$—
Trading equity securities	38,740	33,871
Cash surrender value of life insurance policies	20,314	15,873
Other investments	12,570	8,360

Total	$76,690	$58,104

          Investments in available-for-sale equity securities consist of equity securities in public corporations. Investments in trading equity securities represent participant-directed investments of deferred employee compensation and related Company matching contributions held in a trust pursuant to the Company’s supplemental deferred compensation plan (see Note 13). The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding a non-qualified deferred compensation program. Changes in the cash surrender value of the life insurance policies are based upon earnings and changes in the value of the underlying investments. Other investments do not have readily determinable fair values and consist of investments in preferred and common shares of privately held companies and are accounted for under the cost method.

          As of December 31, 2010 and 2009, the Company had no gross unrealized losses from available-for-sale equity securities. For the year ended December 31, 2009, other income (expense), net within the consolidated statements of operations, includes $7.8 million of charges principally associated with the write-down of an investment accounted for under the cost method. For the year ended December 31, 2008, other income (expense), net includes $8.9 million of charges associated with the write-down of available-for-sale equity securities. For the years ended December 31, 2010, 2009 and 2008, gains (losses) from trading equity securities totaled $3.3 million, $6.0 million and $(9.9) million, respectively, and are included in other income (expense), net. For the years ended December 31, 2010 and 2009, gains from changes in the cash surrender value of life insurance policies totaled $2.4 million and $2.4 million, respectively, and are included in other income (expense), net.

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

          Interest Rate Risk

          The Company is exposed to interest rate risk on its cash and cash equivalents and its debt obligations. Interest income earned on cash and cash equivalents may fluctuate as interest rates change; however, due to their relatively short maturities, the Company does not hedge these assets or their investment cash flows and the impact of interest rate risk is not material. The Company’s debt obligations consist of fixed-rate and variable-rate debt instruments. The Company’s primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

an acceptable range. In order to achieve these objectives, the Company has entered into interest rate swaps. Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net settlements between the counterparties are recognized as an adjustment to interest expense.

          The Company formally documents its hedge relationships, including identifying the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. On the date the derivative is entered into, the Company designates the type of derivative as a fair value hedge or cash flow hedge, and accounts for the derivative in accordance with its designation as prescribed by the standards on accounting for derivative instruments and hedging activities. At inception and at least quarterly thereafter, the Company formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value or cash flows of the hedged item. All components of each derivative financial instrument’s gain or loss are included in the assessment of hedge effectiveness.

          The Company accounts for its derivatives as either an asset or liability measured at its fair value. The fair value is based upon quoted market prices obtained from third-party financial institutions and includes an adjustment for the credit risk of the obligor’s non-performance. For a derivative instrument that has been formally designated as a fair value hedge, fair value gains or losses on the derivative instrument are reported in earnings, together with offsetting fair value gains or losses on the hedged item that are attributable to the risk being hedged. For derivatives that have been formally designated as a cash flow hedge, the effective portion of changes in the fair value of the derivatives is recorded in accumulated other comprehensive income (loss) and the ineffective portion is recorded in earnings. Upon maturity or early termination of an effective interest rate swap designated as a cash flow hedge, unrealized gains or losses are deferred in stockholders’ equity, as a component of accumulated other comprehensive income (loss), and are amortized as an adjustment to interest expense over the period during which the hedged forecasted transaction affects earnings. If it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting and any deferred gains or losses related to a discontinued cash flow hedge shall continue to be reported in accumulated other comprehensive income (loss), unless it is probable that the forecasted transaction will not occur. If it is probable that the forecasted transaction will not occur by the originally specified time period, the Company discontinues hedge accounting, and any deferred gains or losses reported in accumulated other comprehensive income (loss) are classified into earnings immediately.

          Foreign Currency Risk

          The Company is exposed to market risk for changes in foreign exchange rates primarily under certain intercompany receivables and payables. Foreign exchange forward contracts are used to mitigate the exposure of the eventual net cash inflows or outflows resulting from these intercompany transactions. The objective is to hedge a portion of the forecasted foreign currency risk over a rolling 12-month time horizon to mitigate the eventual impacts of changes in foreign exchange rates on the cash flows of the intercompany transactions. As of December 31, 2010, the total notional amount of foreign currency forward contracts in U.S. dollars was $55.9 million and principally consist of contracts in Swedish krona and British pounds. Notional amounts represent the face amount of contractual arrangements and the basis on which currencies are exchanged and are not a measure of market or credit risk exposure. The Company does not designate these derivative instruments as hedges under current accounting standards unless the benefits of doing so are material. The Company’s foreign exchange exposure is not material to the Company’s consolidated financial condition or results of operations. The Company does not hedge its net investment in non-U.S. subsidiaries because it views those investments as long-term in nature.

          Comprehensive Income (Loss)

          Comprehensive income (loss) encompasses all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, net unrealized capital gains or losses on available-for-sale securities, foreign currency translation adjustments and deferred gains and losses related to certain derivative financial instruments (see Note 11). Total comprehensive income, including the amount attributable to noncontrolling interests, was $789 million, $813 million and $520 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

          In January 2010, the FASB issued an amendment to the accounting standards related to the disclosures about an entity’s use of fair value measurements. Among these amendments, entities are required to provide separate disclosures about purchases, sales, issuances and settlements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and provide greater disaggregation for each class of assets and liabilities that use fair value measurements. The requirement to provide the enhanced disclosures for Level 3 fair value measurements is effective for the Company for interim and annual reporting periods beginning after December 31, 2010. The Company does not expect that the adoption of these new disclosure requirements will have a material impact on its consolidated financial statements.

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

          In December 2010, the FASB issued an amendment to the accounting standards related to goodwill which (1) modifies step one of the goodwill impairment test by requiring entities with reporting units that have a zero or negative carrying value to assess, whether it is more likely than not that a goodwill impairment exists and (2) does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step one of the goodwill impairment test. Under the requirements of this standard, if the entity concludes that it is more likely than not that a goodwill impairment exists, the entity must perform step two of the goodwill impairment test. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment exists. This standard will become effective for the Company on January 1, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

          In December 2010, the FASB issued an amendment related to the accounting for business combinations to address diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. This standard will become effective for the Company on January 1, 2011 and is not expected to have a material impact on the Company’s consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

3. EARNINGS PER SHARE

          The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	2010	2009	2008

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$722,681	$730,347	$632,184
Loss from discontinued operations	(1,787)	(1,236)	(50,694)

Net income available to Quest Diagnostics’ common stockholders	$720,894	$729,111	$581,490

Income from continuing operations	$722,681	$730,347	$632,184
Less: Earnings allocated to participating securities	3,355	2,223	1,314

Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$719,326	$728,124	$630,870

Weighted average common shares outstanding – basic	175,684	185,948	194,283
Effect of dilutive securities:
Stock options and performance share units	1,636	1,850	1,676

Weighted average common shares outstanding – diluted	177,320	187,798	195,959

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$4.09	$3.92	$3.25
Loss from discontinued operations	(0.01)	(0.01)	(0.26)

Net income	$4.08	$3.91	$2.99

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$4.06	$3.88	$3.22
Loss from discontinued operations	(0.01)	(0.01)	(0.26)

Net income	$4.05	$3.87	$2.96

          The following securities were not included in the diluted earnings per share calculation due to their antidilutive effect (in thousands):

	2010	2009	2008

Stock options and performance share units	2,886	3,559	3,631

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

4. FAIR VALUE MEASUREMENTS

          The following tables provide summaries of the recognized assets and liabilities that are measured at fair value on a recurring basis.

		Basis of Fair Value Measurements

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs

		Level 1	Level 2	Level 3

December 31, 2010
Assets:
Trading securities	$38,740	$38,740	$—	$—
Cash surrender value of life insurance policies	20,314	—	20,314	—
Interest rate swaps	10,483	—	10,483	—
Available-for-sale equity securities	5,066	—	—	5,066
Foreign currency forward contracts	4,527	—	4,527	—

Total	$79,130	$38,740	$35,324	$5,066

Liabilities:
Deferred compensation liabilities	$61,964	$—	$61,964	$—
Foreign currency forward contracts	464	—	464	—

Total	$62,428	$—	$62,428	$—

December 31, 2009
Assets:
Trading securities	$33,871	$33,871	$—	$—
Cash surrender value of life insurance policies	15,873	—	15,873	—
Foreign currency forward contracts	2,357	—	2,357	—

Total	$52,101	$33,871	$18,230	$—

Liabilities:
Deferred compensation liabilities	$53,919	$—	$53,919	$—
Interest rate swaps	14,398	—	14,398	—
Foreign currency forward contracts	311	—	311	—

Total	$68,628	$—	$68,628	$—

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

          Investments in available-for-sale equity securities consist of the revaluation of an existing investment in unregistered common shares of a publicly-held company. This investment is classified within Level 3 because the unregistered securities contain restrictions on their sale, and therefore, the fair value measurement reflects a discount for the effect of the restriction.

          In the second quarter of 2009, the Company recorded a charge of $7.0 million associated with the write-down of an investment due to the uncertainty of recoverability from an other-than-temporary impairment loss. A fair value measurement, using significant unobservable inputs, has been applied to this asset on a non-recurring basis.

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At December 31, 2010 and 2009, the fair value of the Company’s debt was estimated at approximately $3.1 billion and $3.3 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2010 and 2009, the estimated fair value exceeded the carrying value of the debt by $80 million and $151 million, respectively.

5. TAXES ON INCOME

          The Company’s pre-tax income (loss) from continuing operations consisted of $1.18 billion, $1.23 billion and $1.05 billion from U.S. operations and $1.9 million, $1.8 million and $(1.2) million from foreign operations for the years ended December 31, 2010, 2009 and 2008, respectively.

          The components of income tax expense (benefit) for 2010, 2009 and 2008 were as follows:

	2010	2009	2008

Current:
Federal	$346,739	$350,582	$299,937
State and local	93,369	81,292	57,750
Foreign	4,132	3,193	3,833

Deferred:
Federal	(5,103)	30,624	20,764
State and local	(11,197)	(3,552)	10,029
Foreign	(2,409)	(1,665)	(5,545)

Total	$425,531	$460,474	$386,768

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          A reconciliation of the federal statutory rate to the Company’s effective tax rate for 2010, 2009 and 2008 was as follows:

	2010	2009	2008

Tax provision at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	4.0	4.0	4.6
Impact of foreign operations	(0.7)	(0.7)	(1.1)
Tax credits	(0.3)	(0.9)	—
Non-deductible expenses, primarily meals and entertainment expenses	0.2	0.2	0.5
Impact of noncontrolling interests	(1.2)	(1.2)	(1.2)
Other, net	(1.1)	1.1	(1.0)

Effective tax rate	35.9%	37.5%	36.8%

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2010 and 2009 were as follows:

	2010	2009

Current deferred tax assets:
Accounts receivable reserves	$70,608	$72,076
Liabilities not currently deductible	71,862	59,724

Total current deferred tax assets	$142,470	$131,800

Non-current deferred tax assets (liabilities):
Liabilities not currently deductible	$142,043	$124,296
Stock-based compensation	73,661	72,248
Net operating loss carryforwards, net of valuation allowance	37,012	36,354
Depreciation and amortization	(438,617)	(421,335)

Total non-current deferred tax liabilities, net	$(185,901)	$(188,437)

          At December 31, 2010, non-current deferred tax assets of $7 million are recorded in other long-term assets and non-current deferred tax liabilities of $193 million are recorded in other long-term liabilities in the consolidated balance sheet. At December 31, 2009, non-current deferred tax liabilities of $188 million are included in other long-term liabilities in the consolidated balance sheet.

          As of December 31, 2010, the Company had estimated net operating loss carryforwards for federal and state income tax purposes of $10 million and $660 million, respectively, which expire at various dates through 2030. Estimated net operating loss carryforwards for foreign income tax purposes of $38 million at December 31, 2010 can be carried forward indefinitely. As of December 31, 2010 and 2009, deferred tax assets associated with net operating loss carryforwards of $50 million and $48 million, respectively, have each been reduced by a valuation allowance of $13 million and $12 million, respectively.

          Income taxes payable including those classified in other long-term liabilities in the consolidated balance sheets at December 31, 2010 and 2009, were $128 million and $100 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          The total amount of unrecognized tax benefits as of and for the years ended December 31, 2010, 2009 and 2008 consists of the following:

	2010	2009	2008

Balance, beginning of year	$126,454	$70,877	$107,943
Additions:
For tax positions of current year	20,904	69,219	3,775
For tax positions of prior years	28,140	22,462	3,916
Reductions:
Changes in judgment	(13,467)	(11,551)	(32,684)
Expirations of statutes of limitations	(10,477)	(4,926)	(2,724)
Settlements	—	(19,627)	(9,349)

Balance, end of year	$151,554	$126,454	$70,877

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

          The total amount of unrecognized tax benefits as of December 31, 2010, that, if recognized, would affect the effective income tax rate from continuing operations is $64 million. Based upon the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $14 million within the next twelve months.

          Accruals for interest expense on contingent tax liabilities are classified in income tax expense in the consolidated statements of operations. Accruals for penalties have historically been immaterial. Interest expense included in income tax expense in 2010 and 2009 was approximately $2 million in each year. As a result of changes in judgment and favorable resolutions of uncertain tax positions, $5 million of net interest was credited to income tax expense in 2008. As of December 31, 2010 and 2009, the Company has approximately $9 million and $7 million, respectively, accrued, net of the benefit of a federal and state deduction, for the payment of interest on uncertain tax positions.

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

          In the regular course of business, various federal, state and local and foreign tax authorities conduct examinations of the Company’s income tax filings and the Company generally remains subject to examination until the statute of limitations expires for the respective jurisdiction. The Internal Revenue Service (“IRS”) has completed its examinations of the Company’s consolidated federal income tax returns up through and including the 2005 tax year. In addition, the IRS has substantially completed its audit of the Company’s federal income tax returns for its 2006 and 2007 tax years, and has issued their related revenue agent report. In addition, certain state tax authorities are conducting audits for various years between 2000 and 2009. In December 2008, the Company reached a settlement agreement to pay a state tax authority approximately $44 million in taxes, penalties and interest ($26 million, net of federal and state benefits) for certain tax positions associated with intercompany licensing arrangements. This settlement was paid in 2009. At this time, the Company does not believe that there will be any material additional payments beyond its recorded contingent liability reserves that may be required as a result of these tax audits. As of December 31, 2010, a summary of the tax years that remain subject to examination for the Company’s major jurisdictions are:

United States – federal	2006 – 2010

United States – various states	2005 – 2010

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

6. SUPPLEMENTAL CASH FLOW AND OTHER DATA

	2010	2009	2008

Depreciation expense	$214,743	$219,625	$227,300

Interest expense	(147,502)	(146,586)	(185,476)
Interest income	1,414	2,518	5,712

Interest, net	(146,088)	(144,068)	(179,764)

Interest paid	139,802	146,352	189,294

Income taxes paid	421,864	362,524	359,336

Assets acquired under capital lease obligations	18,818	—	—

7. PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Land	$35,786	$35,786
Buildings and improvements	369,507	360,684
Laboratory equipment, furniture and fixtures	1,207,049	1,140,862
Leasehold improvements	394,296	374,922
Computer software developed or obtained for internal use	427,161	376,004
Construction-in-progress	53,392	51,124

	2,487,191	2,339,382
Less: accumulated depreciation and amortization	(1,652,815)	(1,513,436)

Total	$834,376	$825,946

8. GOODWILL AND INTANGIBLE ASSETS

          The changes in goodwill for the years ended December 31, 2010 and 2009 were as follows:

	2010	2009

Balance as of January 1	$5,083,944	$5,054,926
Goodwill acquired during the year	—	25,973
Other purchase accounting adjustments	246	(21,195)
Increase related to foreign currency translation	17,748	24,240

Balance as of December 31	$5,101,938	$5,083,944

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          For the year ended December 31, 2009, goodwill acquired was associated with several immaterial acquisitions. For the year ended December 31, 2010, other purchase accounting adjustments were primarily related to a milestone payment on an acquisition from 2008. For the year ended December 31, 2009, other purchase accounting adjustments were primarily related to a payment received from an escrow fund established at the time of the HemoCue acquisition in 2007. Approximately 90% of the Company’s goodwill as of December 31, 2010 and 2009 was associated with its clinical testing business.

          Intangible assets at December 31, 2010 and 2009 consisted of the following:

	Weighted Average Amortization Period	December 31, 2010			December 31, 2009

		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Amortizing intangible assets:
Customer-related intangibles	19 years	$603,203	$(161,345)	$441,858	$600,460	$(129,994)	$470,466
Non-compete agreements	5 years	54,886	(52,134)	2,752	54,854	(50,252)	4,602
Other	11 years	75,895	(26,176)	49,719	68,896	(18,867)	50,029

Total	18 years	733,984	(239,655)	494,329	724,210	(199,113)	525,097

Intangible assets not subject to amortization:
Tradenames		302,076	—	302,076	298,568	—	298,568

Total intangible assets		$1,036,060	$(239,655)	$796,405	$1,022,778	$(199,113)	$823,665

          Amortization expense related to intangible assets was $39.2 million, $37.1 million and $37.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

          The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2010 is as follows:

Fiscal Year Ending December 31,

2011	$40,731
2012	39,092
2013	37,195
2014	36,604
2015	36,017
Thereafter	304,690

Total	$494,329

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Trade accounts payable	$212,494	$207,327
Accrued wages and benefits	298,842	349,252
Accrued expenses	337,069	322,676
Accrued settlement reserves	16,867	9,450

Total	$865,272	$888,705

10. DEBT

          Long-term debt at December 31, 2010 and 2009 consisted of the following:

	2010	2009

Senior Notes due November 2010	$—	$165,482
Senior Notes due July 2011	159,234	159,170
Term Loan due May 2012	742,000	742,000
Senior Notes due November 2015	499,227	499,067
Senior Notes due July 2017	374,480	374,400
Senior Notes due January 2020	503,770	478,115
Senior Notes due July 2037	420,840	420,683
Senior Notes due January 2040	243,422	243,088
Other	47,183	25,294

Total long-term debt	2,990,156	3,107,299
Less: current portion of long-term debt	348,996	170,507

Total long-term debt, net of current portion	$2,641,160	$2,936,792

          Early Extinguishment of Debt

          For the years ended December 31, 2009 and 2008, the Company recorded $20.4 million and $0.9 million of pre-tax charges related to the early extinguishment of debt, primarily related to the Company’s June 2009 and November 2009 debt tender offers, the repayment of borrowings outstanding under the Term Loan due 2012 in 2009 and 2008, and the 2009 repayment of the remaining principal outstanding under the certain debentures due June 2034.

          June 2009 Debt Tender Offer

          On May 19, 2009, the Company commenced a cash tender offer to purchase up to $200 million aggregate principal amount of its 5.125% Senior Notes due 2010 and 7.50% Senior Notes due 2011. On June 16, 2009, the Company finalized its cash tender offer (the “June 2009 Debt Tender Offer”) by purchasing $174 million aggregate principal amount of its 5.125% Senior Notes due 2010 and $26 million aggregate principal amount of its 7.50% Senior Notes due 2011 that resulted in pre-tax losses of $4.8 million and $1.5 million, respectively. The aggregate pre-tax loss of $6.3 million includes the write-off of $0.5 million of deferred financing fees and unamortized discounts and cash payments of $5.8 million related to premiums and other costs to purchase the 5.125% Senior Notes due 2010 and the 7.50% Senior Notes due 2011 and is included in other income (expense), net. The June 2009 Debt Tender Offer was financed with cash on-hand and $150 million of borrowings under the Secured Receivables Credit Facility discussed below.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          November 2009 Debt Tender Offer

          In connection with the 2009 Senior Notes offering which is discussed below, on November 12, 2009, the Company commenced a cash tender offer to purchase any and all of its outstanding 5.125% Senior Notes due 2010, and any and all of its outstanding 7.50% Senior Notes due 2011. On November 20, 2009, the Company finalized its cash tender offer (the “November 2009 Debt Tender Offer”) by purchasing $61 million aggregate principal amount of its 5.125% Senior Notes due 2010 and $89 million aggregate principal amount of its 7.50% Senior Notes due 2011 that resulted in pre-tax losses of $2.6 million and $9.4 million, respectively. The aggregate pre-tax loss of $12.1 million includes the write-off of $0.3 million of deferred financing fees and unamortized discounts and cash payments of $11.8 million related to premiums and other costs to purchase the 5.125% Senior Notes due 2010 and the 7.50% Senior Notes due 2011 and is included in other income (expense), net. The November 2009 Debt Tender Offer was financed with the net proceeds from the Company’s 2009 Senior Notes offering which is discussed below.

          Other Extinguishments

          During the years ended December 31, 2009 and 2008, the Company repaid $350 million and $293 million, respectively, of borrowings outstanding under the Term Loan due 2012 and recorded pre-tax losses of $0.7 million and $0.9 million, respectively, related to the write-off of deferred financing fees.

          In connection with the Company’s repayment in 2009 of the remaining principal outstanding under certain debentures due June 2034, the Company recorded a pre-tax charge of $1.3 million, primarily related to the write-off of unamortized discounts.

          2009 Senior Notes Offering

          On November 17, 2009, the Company completed a $750 million senior notes offering (the “2009 Senior Notes”). The 2009 Senior Notes were sold in two tranches: (a) $500 million aggregate principal amount of 4.75% senior notes due January 30, 2020 (the “Senior Notes due 2020”), issued at a discount of $7.5 million and (b) $250 million aggregate principal amount of 5.75% senior notes due January 30, 2040 (the “Senior Notes due 2040”), issued at a discount of $6.9 million. After considering the discounts, the effective interest rates on the Senior Notes due 2020 and the Senior Notes due 2040 are 4.9% and 5.9%, respectively. The 2009 Senior Notes require semiannual interest payments, which commenced on July 30, 2010. The 2009 Senior Notes are unsecured obligations of the Company and rank equally with the Company’s other unsecured obligations. The 2009 Senior Notes do not have a sinking fund requirement and are guaranteed by certain of the Company’s domestic, wholly-owned subsidiaries (the “Subsidiary Guarantors”).

          The Company incurred $6.9 million of costs associated with the 2009 Senior Notes, which is being amortized over the term of the related debt.

          The Company used $612 million of the net proceeds from the 2009 Senior Notes to fund the retirement of $150 million of debt and cash payments of $11.8 million related to premiums and other costs in connection with the Company’s November 2009 Debt Tender Offer, and the repayment of $100 million outstanding under the Company’s Secured Receivables Credit Facility and $350 million outstanding under the Company’s Term Loan due 2012. The remainder of the net proceeds from the 2009 Senior Notes offering were used for general corporate purposes.

          As further discussed in Note 11, the Company hedged its interest rate exposure on a portion of the Senior Notes due 2020. This hedge has been designated as a fair value hedge. At December 31, 2010 and 2009, the carrying value of the Senior Notes due 2020 has been increased (decreased) by the fair value of this hedge of $10.5 million and ($14.4) million, respectively.

          Senior Unsecured Revolving Credit Facility

          In May 2007, the Company entered into a $750 million senior unsecured revolving credit facility (the “Credit Facility”) which replaced the Company’s $500 million senior unsecured revolving credit facility. The Credit Facility matures in May 2012. Interest on the Credit Facility is based on certain published rates plus an applicable margin that will vary over a range from 40 basis points to 125 basis points based on changes in the Company’s public debt ratings. At the option of the Company, it may elect to enter into LIBOR-based interest rate contracts for periods up to six

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

months. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of December 31, 2010 and 2009, the Company’s borrowing rate for LIBOR-based loans under the Credit Facility was LIBOR (0.3% and 0.2% at December 31, 2010 and 2009, respectively) plus 0.40%. The Credit Facility is guaranteed by the Subsidiary Guarantors. The Credit Facility contains various covenants, including the maintenance of certain financial ratios, which could impact the Company’s ability to, among other things, incur additional indebtedness. At December 31, 2010 and 2009, there were no outstanding borrowings under the Credit Facility.

          The Company incurred $3.1 million of costs associated with the Credit Facility, which is being amortized over the term of the related debt.

          Secured Receivables Credit Facility

          On December 10, 2010, the Company extended its $525 million secured receivables securitization facility (the “Secured Receivables Credit Facility”). The Secured Receivables Credit Facility continues to be supported by back-up facilities provided on a committed basis by two banks: (a) $275 million, which matures on December 9, 2011 and (b) $250 million, which also matures on December 9, 2011. Interest on the Secured Receivables Credit Facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. At December 31, 2010 and 2009, the Company’s borrowing rate under the Secured Receivables Credit Facility was 1.2% and 1.4%, respectively. At December 31, 2010 and 2009, there were no borrowings under the Secured Receivables Credit Facility.

          In April 2009, the Company borrowed $310 million under its Secured Receivables Credit Facility primarily to fund payments totaling $314 million in connection with the previously disclosed settlement of the federal government investigation related to NID (see Note 16). In addition, the Company borrowed $150 million to fund debt repayments in connection with the June 2009 Debt Tender Offer. All 2009 borrowings under the Secured Receivables Credit Facility were repaid prior to December 31, 2009.

          Term Loan due 2012

          On May 31, 2007, the Company entered into a five-year term loan facility (the “Term Loan due 2012”). The Term Loan due 2012 matures on May 31, 2012 and requires principal repayments of $182 million, $280 million and $280 million on December 31, 2011, March 31, 2012 and May 31, 2012, respectively. The Term Loan due 2012 is guaranteed by the Subsidiary Guarantors. Interest under the Term Loan due 2012 is based on certain published rates plus an applicable margin that will vary over a range from 40 basis points to 125 basis points based on changes in the Company’s public debt ratings. At the Company’s option, it may elect to enter into LIBOR-based interest rate contracts for periods up to six months. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of December 31, 2010, the Company’s borrowing rate for LIBOR-based loans was LIBOR (0.3%) plus 0.40%. As of December 31, 2009, the Company’s borrowing rate for LIBOR-based loans was LIBOR (0.2%) plus 0.50%.

          The Company incurred $7 million of costs associated with the Term Loan due 2012, which is being amortized over the term of the related debt.

          During the years ended December 31, 2009 and 2008, the Company repaid $350 million and $293 million, respectively, of borrowings outstanding under the Term Loan due 2012.

          Other Senior Notes

          In 2001, the Company issued $275 million aggregate principal amount of 7.50% senior notes due 2011 (“Senior Notes due 2011”), issued at a discount of $1.1 million. After considering the discount, the effective interest rate on the Senior Notes due 2011 is 7.6%. The Senior Notes due 2011 require semiannual interest payments. The Senior Notes due 2011 are unsecured obligations of the Company and rank equally with the Company’s other unsecured senior obligations. The Senior Notes due 2011 are guaranteed by the Subsidiary Guarantors and do not have a sinking fund requirement. In connection with the Company’s June 2009 Debt Tender Offer and November 2009 Debt Tender Offer, the Company repaid $26 million and $89 million, respectively, outstanding under the Senior Notes due 2011.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          On October 31, 2005, the Company completed its $900 million private placement of senior notes (the “2005 Senior Notes”). The 2005 Senior Notes were priced in two tranches: (a) $400 million aggregate principal amount of 5.125% senior notes due November 2010 (“Senior Notes due 2010”); and (b) $500 million aggregate principal amount of 5.45% senior notes due November 2015 (“Senior Notes due 2015”). The Senior Notes due 2010 and 2015 were issued at a discount of $0.8 million and $1.6 million, respectively. After considering the discounts, the effective interest rates on the Senior Notes due 2010 and 2015 are 5.3% and 5.6%, respectively. The 2005 Senior Notes require semiannual interest payments, which commenced on May 1, 2006. The 2005 Senior Notes are unsecured obligations of the Company and rank equally with the Company’s other unsecured senior obligations. The 2005 Senior Notes are guaranteed by the Subsidiary Guarantors. In connection with the Company’s June 2009 Debt Tender Offer and November 2009 Debt Tender Offer, the Company repaid $174 million and $61 million, respectively, outstanding under the Senior Notes due 2010. In November 2010, the remaining outstanding principal balance of the Senior Notes due 2010 of $166 million were repaid in full at maturity.

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

          The Company incurred $6.3 million of costs associated with the 2007 Senior Notes, which is being amortized over the term of the related debt.

          As of December 31, 2010, long-term debt maturing in each of the years subsequent to December 31, 2011 is as follows:

Year ending December 31,

2012	$567,668
2013	7,209
2014	6,792
2015	504,224
2016	505
Thereafter	1,563,023

Total maturities of long-term debt	2,649,421
Unamortized discount	(18,744)
Fair value basis adjustment attributable to hedged debt	10,483

Total long-term debt, net of current portion	$2,641,160

11. FINANCIAL INSTRUMENTS

          Interest Rate Swap Agreements - Cash Flow Hedges

          During the third quarter of 2009, the Company entered into various forward starting interest rate swap agreements (the “Forward Starting Interest Rate Swap Agreements”) for an aggregate notional amount of $400 million. The Forward Starting Interest Rate Swap Agreements had fixed interest rates ranging from 4.120% to 4.575%. The Forward Starting Interest Rate Swap Agreements were 17 to 18 month forward agreements that covered a ten-year hedging period and were entered into to hedge part of the Company’s interest rate exposure associated with forecasted new debt issuances related to the refinancing of certain debt maturing through 2011. In connection with the issuance of our 2009 Senior Notes, the Forward Starting Interest Rate Swap Agreements were terminated and the Company paid $10.5 million, representing the losses on the settlement of the Forward Starting Interest Rate Swap Agreements, which have been accounted for as cash flow hedges. These losses are deferred in stockholders’ equity, net of taxes, as a component of accumulated other comprehensive income (loss), and amortized as an adjustment to interest expense over the term of the Senior Notes due 2020.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Prior to their maturity or settlement, the Company records derivative financial instruments, which have been designated as cash flow hedges, as either an asset or liability measured at its fair value. The effective portion of changes in the fair value of these derivatives represent deferred gains or losses that are recorded in accumulated other comprehensive income (loss). These deferred gains or losses are reclassified from accumulated other comprehensive income (loss) to the statement of operations in the same period or periods during which the hedged transaction affects earnings, which is when the Company recognizes interest expense on the hedged cash flows. The total net loss, net of taxes, recognized in accumulated other comprehensive income (loss), related to the Company’s cash flow hedges as of December 31, 2010 and December 31, 2009 was $6.6 million and $7.3 million, respectively. The loss recognized on the Company’s cash flow hedges for the years ended December 31, 2010, 2009 and 2008, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months is $1.1 million.

          Interest Rate Swap Agreements – Fair Value Hedges

          In November 2009, the Company entered into various fixed-to-variable interest rate swap agreements (the “Fixed-to-Variable Interest Rate Swap Agreements”) which have a notional amount totaling $350 million and a variable interest rate based on one-month LIBOR plus 1.33%. These derivative financial instruments are accounted for as fair value hedges of a portion of our Senior Notes due 2020 and effectively convert that portion of the debt into variable interest rate debt. Accordingly, the Company recognizes the changes in the fair value of both the Fixed-to-Variable Interest Rate Swap Agreements and the underlying debt obligation in other income (expense), net as equal and offsetting gains and losses. The fair value of the Fixed-to-Variable Interest Rate Swap Agreements was an asset of $10.5 million at December 31, 2010 and a liability of $14.4 million at December 31, 2009. Since inception, the fair value hedges have been effective; therefore, there is no impact on earnings for the years ended December 31, 2010 and 2009 as a result of hedge ineffectiveness.

          Foreign Currency Forward Contracts

          The Company uses foreign exchange forward contracts to manage its risk associated with foreign currency denominated cash flows. The primary foreign currency exposures include Swedish krona and British pounds.

          A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below (in thousands):

	December 31, 2010		December 31, 2009

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$10,483		$—

Liability Derivatives:
Interest rate swaps		—	Other liabilities	14,398

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Foreign currency forward contracts	Other current assets	4,527	Other current assets	2,357

Liability Derivatives:
Foreign currency forward contracts	Other current liabilities	464	Other current liabilities	311

Total Net Derivatives Asset		$14,546		$—

Total Net Derivatives Liability		$—		$12,352

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

          Accumulated Other Comprehensive Income (Loss)

          The components of accumulated other comprehensive income (loss) for 2010, 2009 and 2008 were as follows:

	Foreign Currency Translation Adjustment	Market Value Adjustment	Deferred Loss	Accumulated Other Comprehensive Income (Loss)

Balance, December 31, 2007	$31,332	$(2,053)	$(4,000)	$25,279
Translation adjustment	(94,326)	—	—	(94,326)
Market value adjustment, net of tax benefit of $261	—	(398)	—	(398)
Reversal of market value adjustment, net of tax expense of $1,257	—	2,161	—	2,161
Net deferred losses on cash flow hedges	—	—	(784)	(784)

Balance, December 31, 2008	(62,994)	(290)	(4,784)	(68,068)
Translation adjustment	49,586	—	—	49,586
Reversal of market value adjustment, net of tax expense of $190	—	290	—	290
Net deferred losses on cash flow hedges	—	—	(2,553)	(2,553)
Other	—	(216)	—	(216)

Balance, December 31, 2009	(13,408)	(216)	(7,337)	(20,961)
Translation adjustment	27,271	—	—	27,271
Market value adjustment, net of tax expense of $1,975	—	3,090	—	3,090
Amortization of net deferred losses on cash flow hedges	—	—	724	724
Other	—	502	—	502

Balance, December 31, 2010	$13,863	$3,376	$(6,613)	$10,626

               The market value adjustments for 2008 represented unrealized holding losses, net of taxes. The market value adjustments for 2010 represented unrealized holding gains, net of taxes. The reversal of market value adjustments for 2009 and 2008 represented prior periods unrealized holding losses for investments where the decline in fair value was deemed to be other than temporary in 2009 and 2008, and the resulting loss was recognized in the consolidated statements of operations (see Note 2). The deferred loss for 2009 primarily represented the $10.5 million the Company paid upon settlement of the Forward Starting Interest Rate Swap Agreements, net of amounts reclassified to interest expense (see Note 11). Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Dividends

          During each of the quarters of 2010, 2009 and 2008, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per common share.

          Share Repurchases

          For the year ended December 31, 2010, the Company repurchased 14.7 million shares of its common stock at an average price of $51.04 per share for $750 million, including 4.5 million shares purchased in the first quarter at an average price per share of $56.21 for $251 million under an accelerated share repurchase transaction (“ASR”) with a bank.

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

          For the year ended December 31, 2009, the Company repurchased 10.0 million shares of its common stock at an average price of $49.83 per share for $500 million, including 4.5 million shares repurchased from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc. (“GSK”), at an average price of $44.33 per share for $200 million. For the year ended December 31, 2008, the Company repurchased 5.5 million shares of its common stock at an average price of $46.09 per share for $254 million.

          For the years ended December 31, 2010, 2009 and 2008, the Company reissued 2.1 million shares, 3.0 million shares and 1.5 million, respectively, for employee benefit plans.

          On October 20, 2010, the Board of Directors authorized $250 million of additional share repurchases, which have no set expiration or termination date. At December 31, 2010, $250 million remained available under the share repurchase authorizations. In January 2011, the Board of Directors authorized $750 million of additional share repurchases, bringing the total available under share repurchase authorizations to $1 billion.

          On January 31, 2011, the Company agreed to repurchase 15.4 million shares of its common stock from SB Holdings Capital Inc., an affiliate of GSK, at a purchase price of $54.30 per share for $835 million. See Note 18 for further details.

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

          The ELTIP provides for three types of awards: (a) stock options, (b) stock appreciation rights and (c) stock awards. The ELTIP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Company common stock at a price of no less than the fair market value on the date of grant. The stock options are subject to forfeiture if employment terminates prior to the end of the vesting period prescribed by the Board of Directors. Grants of stock appreciation rights allow eligible employees to receive a payment based on the appreciation of Company common stock in cash, shares of Company common stock or a combination thereof. The

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

stock appreciation rights are granted at an exercise price at no less than the fair market value of the Company’s common stock on the date of grant. Stock options and stock appreciation rights granted under the ELTIP expire on the date designated by the Board of Directors but in no event more than ten years from date of grant. No stock appreciation rights have been granted under the ELTIP or the 1999 EEPP. The ELTIP allows eligible employees to receive awards of shares, or the right to receive shares, of Company common stock, the equivalent value in cash or a combination thereof. These shares are generally earned on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the vesting period prescribed by the Board of Directors. For performance share unit awards, the actual amount of performance share awards earned is based on the compound annual growth rate of the Company’s earnings per share from continuing operations over a three-year period. Key executive, managerial and technical employees are eligible to participate in the ELTIP. The provisions of the 1999 EEPP and the 1996 EEPP were similar to those outlined above for the ELTIP. Certain options granted under the 1999 EEPP remain outstanding.

          The maximum number of shares of Company common stock that may be optioned or granted under the ELTIP is approximately 53 million shares. In addition, any remaining shares under the 1996 EEPP are available for issuance under the ELTIP.

          In 2005, the Company established the DLTIP, to replace the Company’s prior plan established in 1998. At the Company’s annual shareholders’ meeting in May 2009, the shareholders approved certain amendments to the DLTIP including: (i) increasing the number of shares available for award under the DLTIP by 0.4 million shares; (ii) increasing the maximum term that the Board of Directors may establish for awards of stock options from seven to ten years, beginning with awards in 2009; and (iii) extending the term of the DLTIP until the date of the 2019 annual shareholders’ meeting.

          The DLTIP provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Company common stock at a price of no less than the fair market value on the date of grant. The DLTIP also permits awards of restricted stock and restricted stock units to non-employee directors. Stock options granted under the DLTIP expire on the date designated by the Board of Directors but in no event more than ten years from date of grant, and generally become exercisable in three equal annual installments beginning on the first anniversary date of the grant of the option regardless of whether the optionee remains a director of the Company. The maximum number of shares that may be issued under the DLTIP is 2.4 million shares. For each of the years ended December 31, 2010, 2009 and 2008, grants under the DLTIP totaled 77 thousand shares.

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

	2010	2009	2008

Weighted average fair value of options at grant date	$17.60	$15.78	$11.58
Expected volatility	26.8%	29.4%	22.5%
Dividend yield	0.7%	0.8%	0.8%
Risk-free interest rate	2.8% - 3.2%	2.1% - 2.3%	2.6% - 2.8%
Expected holding period, in years	6.7 – 7.6	6.2 – 7.2	5.2 – 5.9

          The fair value of restricted stock awards and performance share units is the average market price of the Company’s common stock at the date of grant.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Transactions under the stock option plans for 2010 were as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Options outstanding, beginning of year	12,680	$45.19
Options granted	1,384	55.60
Options exercised	(1,269)	38.44
Options forfeited and cancelled	(384)	47.98

Options outstanding, end of year	12,411	$46.96	3.8	$89,666

Exercisable, end of year	9,834	$45.55	2.8	$83,265

Vested and expected to vest, end of year	11,260	$46.50	3.8	$86,468

          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised in 2010, 2009 and 2008 was $22 million, $44 million and $20 million, respectively.

          As of December 31, 2010, there was $12 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.8 years.

          The following summarizes the activity relative to stock awards, including restricted stock awards, restricted stock units and performance share units, for 2010, 2009 and 2008:

	2010		2009		2008

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value

Shares outstanding, beginning of year	2,747	$50.27	1,505	$49.77	677	$52.24
Shares granted	876	55.44	917	51.36	843	47.60
Shares vested	(742)	51.48	(360)	51.06	(175)	51.67
Shares forfeited and canceled	(130)	52.34	(60)	50.67	(62)	50.16
Adjustment to estimate of performance share units to be earned	(611)	51.33	745	50.35	222	52.39

Shares outstanding, end of year	2,140	$51.54	2,747	$50.27	1,505	$49.77

          As of December 31, 2010, there was $35 million of unrecognized stock-based compensation cost related to nonvested stock awards, which is expected to be recognized over a weighted average period of 1.7 years. Total fair value of shares vested was $41.2 million, $16.4 million and $8.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. The amount of unrecognized stock-based compensation cost is subject to change based on revisions, if any, to management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned at the end of the performance periods.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          For the years ended December 31, 2010, 2009 and 2008, stock-based compensation expense totaled $54 million, $75 million and $71 million, respectively. Income tax benefits related to stock-based compensation expense totaled $21 million, $29 million and $28 million for the years ended December 31, 2010, 2009 and 2008, respectively.

          Employee Stock Purchase Plan

          Under the Company’s Employee Stock Purchase Plan (“ESPP”), which was approved by the Company’s shareholders at the 2006 Annual Meeting of Shareholders, substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics common stock. The purchase price of the stock is 85% of the market price of the Company’s common stock on the last business day of each calendar month. Under the ESPP, the maximum number of shares of Quest Diagnostics common stock which may be purchased by eligible employees is 5 million. Approximately 464, 445 and 436 thousand shares of common stock were purchased by eligible employees in 2010, 2009 and 2008, respectively.

          Defined Contribution Plans

          The Company maintains qualified defined contribution plans covering substantially all of its employees, and matches employee contributions up to a maximum of 6%. The Company’s expense for contributions to its defined contribution plans aggregated $79 million, $82 million and $78 million for 2010, 2009 and 2008, respectively.

          Supplemental Deferred Compensation Plans

          The Company’s supplemental deferred compensation plan is an unfunded, non-qualified plan that provides for certain management and highly compensated employees to defer up to 50% of their salary in excess of their defined contribution plan limits and for certain eligible employees, up to 95% of their variable incentive compensation. The Company matches employee contributions up to a maximum of 6%. The compensation deferred under this plan, together with Company matching amounts, are credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each plan participant is fully vested in all deferred compensation, Company match and earnings credited to their account. The amounts accrued under this plan were $39 million and $34 million at December 31, 2010 and 2009, respectively. Although the Company is currently contributing all participant deferrals and matching amounts to a trust, the funds in the trust, totaling $39 million and $34 million at December 31, 2010 and 2009, respectively, are general assets of the Company and are subject to any claims of the Company’s creditors.

          The Company also offers certain employees the opportunity to participate in a non-qualified deferred compensation program. Eligible participants are allowed to defer up to 20 thousand dollars of eligible compensation per year. The Company matches employee contributions equal to 25%, up to a maximum of 5 thousand dollars per plan year. A participant’s deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. Each participant is fully vested in their deferred compensation and vest in Company matching contributions over a four-year period at 25% per year. The amounts accrued under this plan were $23 million and $20 million at December 31, 2010 and 2009, respectively. The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding the program’s liability. The cash surrender value of such life insurance policies was $20 million and $16 million at December 31, 2010 and 2009, respectively.

          For the years ended December 31, 2010, 2009 and 2008, the Company’s expense for matching contributions to these plans was $1.6 million, $0.8 million and $1.0 million, respectively.

14. RELATED PARTY TRANSACTIONS

          At December 31, 2010, GSK beneficially owned approximately 18% of the outstanding shares of Quest Diagnostics common stock. On January 31, 2011, the Company agreed to repurchase from SB Holdings Capital Inc., an affiliate of GSK, approximately one-half of GSK’s ownership interest in the Company, or 15.4 million shares of the Company’s common stock. In a separate transaction on January 31, 2011, GSK agreed to sell in an underwritten offering to the public, its remaining ownership interest in the Company, or 15.4 million shares of the Company’s common stock. Subsequent to these transactions, GSK no longer beneficially owns any shares of Quest Diagnostics common stock. See Note 18 for further details.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Quest Diagnostics is the primary provider of testing to support GSK’s clinical trials testing requirements under a worldwide agreement (the “Clinical Trials Agreement”). Net revenues, primarily derived under the Clinical Trials Agreement were $63 million, $72 million and $71 million for 2010, 2009 and 2008, respectively. At December 31, 2010 and 2009, accounts receivable due from GSK were $15.7 million and $17.3 million, respectively.

          During 2009, the Company paid SmithKline Beecham approximately $10 million related to the realization of certain pre-acquisition net loss carryforwards that were payable to SmithKline Beecham pursuant to a tax indemnification arrangement. Amounts due to GSK at December 31, 2010 and 2009 were not material.

15. COMMITMENTS AND CONTINGENCIES

          Letter of Credit Lines and Contractual Obligations

          The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which is renewed annually, matures on November 19, 2011 and is guaranteed by the Subsidiary Guarantors.

          In support of its risk management program, to ensure the Company’s performance or payment to third parties, $63 million in letters of credit were outstanding at December 31, 2010. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments. In addition, $6 million of bank guarantees were outstanding at December 31, 2010 in support of certain foreign operations.

          Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect at December 31, 2010 are as follows:

Year ending December 31,

2011	$174,094
2012	127,333
2013	90,606
2014	64,856
2015	47,796
2016 and thereafter	140,673

Minimum lease payments	645,358
Noncancelable sub-lease income	(4,708)

Net minimum lease payments	$640,650

          Operating lease rental expense for 2010, 2009 and 2008 aggregated $196 million, $189 million and $190 million, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays, is recorded on a straight-line basis over the term of the lease.

          The Company has certain noncancelable commitments to purchase products or services from various suppliers, mainly for consulting and other service agreements, and standing orders to purchase reagents and other laboratory supplies. At December 31, 2010, the approximate total future purchase commitments are $92 million, of which $49 million are expected to be incurred in 2011, $33 million are expected to be incurred in 2012 through 2013 and the balance thereafter.

          Contingent Lease Obligations

          The Company remains subject to contingent obligations under certain real estate leases that were entered into by certain predecessor companies of a subsidiary prior to the Company’s acquisition of the subsidiary. While over the course of many years, the title to the properties and interest in the subject leases have been transferred to third parties and the subject leases have been amended several times by such third parties, the lessors have not formally released the subsidiary predecessor companies from their original obligations under the leases and therefore remain contingently liable in the event of default. The remaining terms of the lease obligations and the Company’s corresponding indemnifications range from 13 to 37 years. The lease payments under certain leases are subject to market value adjustments and contingent rental payments and therefore, the total contingent obligations

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

under the leases cannot be precisely determined but are likely to total several hundred million dollars. A claim against the Company would be made only upon the current lessee’s default and after a series of claims and corresponding defaults by third parties that precede the Company in the order of liability. The Company also has certain indemnification rights from other parties to recover losses in the event of default on the lease obligations. The Company believes that the likelihood of its performance under these contingent obligations is remote and no liability has been recorded for any potential payments under the contingent lease obligations.

          Legal Matters

          The Company is involved in various legal proceedings. Some of the proceedings against the Company involve claims that are substantial in amount.

          In 2006 and 2008, the Company and several of its subsidiaries received subpoenas from the California Attorney General’s Office seeking documents relating to the Company’s billings to MediCal, the California Medicaid program. The Company cooperated with the government’s requests. Subsequently, the State of California intervened as plaintiff in a civil lawsuit, California ex rel. Hunter Laboratories, LLC v. Quest Diagnostics Incorporated, et al. (the “California Lawsuit”), filed in California Superior Court against a number of clinical laboratories, including the Company and several of its subsidiaries. The complaint was originally filed by a competitor laboratory in California under the whistleblower provisions of the California False Claims Act. The complaint was unsealed on March 20, 2009.

          The complaint alleges that, among other things, the Company overcharged MediCal for testing services and violated the California False Claims Act. Violations of this statute and related regulations could lead to an injunction, fines or penalties, and exclusion from MediCal, as well as claims by third parties.

          In the third quarter of 2010, the California Department of Health Care Services (the “Department”) conducted an audit of the Company’s billing to MediCal. The Department contends that the Company’s billings are not consistent with applicable California regulations, as currently interpreted by the Department. While the Company believes it is in compliance in all material respects with California requirements applicable to billing for clinical laboratory testing, the Company entered into an interim agreement under which it has agreed to temporarily suspend billing MediCal for a period of up to six months through March 1, 2011, during which it continues to provide services. If the California Lawsuit is not resolved by March 1, 2011, the Company and the Department have agreed to negotiate in good faith the terms of a further agreement. The Company has continued to recognize revenue from MediCal for services provided in accordance with its interpretation of California regulations related to billing for clinical laboratory testing. An unfavorable outcome of the California Lawsuit could, among other consequences noted above, result in reduced reimbursement from the MediCal program. Revenue from the MediCal program in 2010 was approximately $66 million. At December 31, 2010, amounts due from MediCal totaled approximately $25 million, including those amounts related to services performed during the temporary suspension of billing under the interim agreement described above.

          The Company has been engaged in discussions in an attempt to resolve the matters described above. During the fourth quarter of 2010, the Company reached an understanding, which was highly conditioned, to settle these matters pursuant to which the Company would pay $241 million. Conditions included, but were not limited to, reaching an agreement regarding the manner in which the Company’s future billings would be treated by the Department. However, as of this date, the Company has been unable to reach an agreement to settle these matters, and no assurance can be given that an agreement will be reached. If the Company cannot resolve these matters through these discussions, it will continue to vigorously defend itself, and will pursue any available collateral actions to enforce its rights, if necessary. Based on the current facts and circumstances, a liability, if any, is not determinable at this time. Although management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition, the outcome may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid.

          In 2005, the Company received a subpoena from the U.S. Department of Health and Human Services, Office of Inspector General, seeking business records including records regarding the Company’s relationship with health maintenance organizations, independent physician associations, group purchasing organizations, and preferred provider

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

organizations relating back to 1995. The Company has cooperated with the investigation. Subsequently, in November 2009, the U.S. District Court for the Southern District of New York partially unsealed a civil complaint, U.S. ex rel. Fair Laboratory Practices Associates v. Quest Diagnostics Incorporated, filed against the Company under the whistleblower provisions of the federal False Claims Act. The complaint alleges, among other things, violations of the federal Anti-Kickback Statute and the federal False Claims Act in connection with the Company’s pricing of laboratory services. The complaint seeks damages for alleged false claims associated with laboratory tests reimbursed by government payors, treble damages and civil penalties.

          In June 2009, a shareholder plaintiff filed a purported derivative action in the Superior Court of New Jersey, Morris County, on behalf of the Company against certain present and former directors and officers of the Company based on, among other things, their alleged breaches of fiduciary duties in connection with the manufacture, marketing, sale and billing related to certain test kits manufactured by NID. The complaint includes claims for, among other things, breach of fiduciary duty and waste of corporate assets and seeks, among other things, damages and remission of compensation received by the individual defendants. The Company filed a motion to dismiss the complaint on June 30, 2010. The motion was granted, and the time for an appeal has expired.

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

          In November 2010, a putative class action was filed against the Company and certain present and former officers of the Company in the Superior Court of New Jersey, Essex County, on behalf of the Company’s sales people nationwide who were over forty years old and who either resigned or were terminated after being placed on a performance improvement plan. The complaint alleges that the defendants’ conduct violates the New Jersey Law Against Discrimination, and seeks, among other things, unspecified damages. The defendants removed the complaint to the United States District Court for the District of New Jersey.

          In addition, the Company and certain of its subsidiaries have received subpoenas from state agencies in five states and from the Office of Inspector General of the U.S. Department of Health and Human Services which seek documents relating to the Company’s billing practices. The Company is cooperating with the requests.

          The federal or state governments may bring claims based on new theories as to the Company’s practices which management believes to be in compliance with law. In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers. The Company is aware of certain pending individual or class action lawsuits, and has received several subpoenas, related to billing practices filed under the qui tam provisions of the Civil False Claims Act and/or other federal and state statutes, regulations or other laws. The Company understands that there may be other pending qui tam claims brought by former employees or other “whistleblowers” as to which the Company cannot determine the extent of any potential liability.

          Several of these matters are in their early stages of development and involve responding to and cooperating with various government investigations and related subpoenas. While the Company believes that at least a reasonable possibility exists that losses may have been incurred, based on the nature and status of the investigations, the losses are either currently not probable or a range of loss cannot be reasonably estimated.

          Management has established reserves in accordance with generally accepted accounting principles for the matters discussed above. Such reserves totaled approximately $10 million as of December 31, 2010. Management cannot predict the outcome of such matters. Although management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition, the outcome may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company’s client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company’s insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company’s historical and projected loss experience. Such reserves totaled approximately $130 million and $135 million as of December 31, 2010 and 2009, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company’s financial condition, the outcome may be material to the Company’s results of operations or cash flows in the period in which the impact of such claims is determined or paid.

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

          Summarized financial information for the discontinued operations of NID is set forth below:

	2010	2009	2008

Net revenues	$—	$—	$—

Loss from discontinued operations before income taxes	(22)	(2,361)	(79,582)
Income tax (expense) benefit	(1,765)	1,125	28,888

Loss from discontinued operations, net of taxes	$(1,787)	$(1,236)	$(50,694)

          The remaining balance sheet information related to NID was not material at December 31, 2010 and 2009.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

17. BUSINESS SEGMENT INFORMATION

          Clinical testing is an essential element in the delivery of healthcare services. Physicians use clinical tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical testing is generally categorized as clinical laboratory testing and anatomic pathology services. Clinical laboratory testing is generally performed on whole blood, serum, plasma and other body fluids, such as urine, and specimens such as microbiology samples. Anatomic pathology services are principally for the detection of cancer and are performed on tissues, such as biopsies, and other samples, such as human cells. Customers of the clinical testing business include patients, physicians, hospitals, employers, governmental institutions and other commercial clinical laboratories. The clinical testing business accounted for greater than 90% of net revenues from continuing operations in 2010, 2009 and 2008.

          All other operating segments include the Company’s non-clinical testing businesses and consist of its risk assessment services, clinical trials testing, healthcare information technology, and diagnostics products businesses. The Company’s risk assessment services business provides underwriting support services to the life insurance industry including teleunderwriting, specimen collection and paramedical examinations, laboratory testing, medical record retrieval, case management, motor vehicle reports, telephone inspections, prescription histories and credit checks. The Company’s clinical trials testing business provides clinical testing performed in connection with clinical research trials on new drugs, vaccines and certain medical devices. The Company’s healthcare information technology business is a developer and integrator of clinical connectivity and data management solutions for healthcare organizations, physicians and clinicians that can help improve patient care and medical practice. The Company’s diagnostics products business manufactures and markets products that enable healthcare professionals to make healthcare diagnoses, including products for point-of-care testing for the professional market.

          On April 19, 2006, the Company decided to discontinue NID’s operations and results of operations for NID have been classified as discontinued operations for all years presented (see Note 16).

          At December 31, 2010, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

          The following table is a summary of segment information for the years ended December 31, 2010, 2009 and 2008. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, including amortization of intangible assets, are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

	2010	2009	2008

Net revenues:
Clinical testing business	$6,738,604	$6,824,149	$6,613,101
All other operating segments	630,321	631,094	636,346

Total net revenues	$7,368,925	$7,455,243	$7,249,447

Operating earnings (loss):
Clinical testing business	$1,424,173	$1,491,131	$1,318,904
All other operating segments	44,314	59,862	56,677
General corporate expenses	(172,952)	(191,882)	(153,205)

Total operating income	1,295,535	1,359,111	1,222,376
Non-operating expenses, net	(111,200)	(131,179)	(171,719)

Income from continuing operations before income taxes	1,184,335	1,227,932	1,050,657
Income tax expense	425,531	460,474	386,768

Income from continuing operations	758,804	767,458	663,889
Loss from discontinued operations, net of taxes	(1,787)	(1,236)	(50,694)

Net income	757,017	766,222	613,195
Less: Net income attributable to noncontrolling interests	36,123	37,111	31,705

Net income attributable to Quest Diagnostics	$720,894	$729,111	$581,490

	2010	2009	2008

Depreciation and amortization:
Clinical testing business	$194,655	$200,905	$208,115
All other operating segments	17,457	17,337	18,414
General corporate	41,852	38,445	38,064

Total depreciation and amortization	$253,964	$256,687	$264,593

Capital expenditures:
Clinical testing business	$166,445	$136,248	$178,505
All other operating segments	29,803	23,592	22,891
General corporate	9,152	7,088	11,285

Total capital expenditures	$205,400	$166,928	$212,681

18. SUBSEQUENT EVENTS

          In January 2011, the Company’s Board of Directors authorized $750 million of additional share repurchases, bringing the total available under the share repurchase authorizations, which have no set expiration or termination date, to $1 billion.

          On January 31, 2011, the Company agreed to repurchase from SB Holdings Capital Inc., an affiliate of GSK, approximately one-half of GSK’s ownership interest in the Company, or 15.4 million shares of the Company’s common stock at a purchase price of $54.30 per share for $835 million (the “Repurchase”). The Company funded the Repurchase, which closed on February 4, 2011, with $260 million of cash on-hand, $500 million of borrowings under its Secured Receivables Credit Facility and $75 million of borrowings under its Credit Facility. Subsequent to the Repurchase, the Company’s remaining share repurchase authorization totaled $165 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          In a separate transaction on January 31, 2011, GSK agreed to sell in an underwritten offering to the public, its remaining ownership interest in the Company, or 15.4 million shares of the Company’s common stock (the “Offering”). The Company did not sell any shares of common stock in the Offering, which closed on February 4, 2011, and did not receive any of the proceeds. Subsequent to the Repurchase and the Offering, GSK no longer beneficially owns any shares of Quest Diagnostics common stock.

19. SUMMARIZED FINANCIAL INFORMATION

          The Company’s Senior Notes due 2011, Senior Notes due 2015, Senior Notes due 2017, Senior Notes due 2020, Senior Notes due 2037 and Senior Notes due 2040 are fully and unconditionally guaranteed, jointly and severally, by the Subsidiary Guarantors. With the exception of Quest Diagnostics Receivables Incorporated (see paragraph below), the non-guarantor subsidiaries are primarily foreign and less than wholly-owned subsidiaries.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Balance Sheet December 31, 2010
	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$392,525	$928	$55,848	$—	$449,301
Accounts receivable, net	15,913	135,417	693,969	—	845,299
Other current assets	55,723	165,099	96,183	(6,188)	310,817

Total current assets	464,161	301,444	846,000	(6,188)	1,605,417
Property, plant and equipment, net	179,624	616,114	38,638	—	834,376
Goodwill and intangible assets, net	155,596	5,279,371	463,376	—	5,898,343
Intercompany receivable (payable)	84,107	231,268	(315,375)	—	—
Investment in subsidiaries	6,195,557	—	—	(6,195,557)	—
Other assets	227,822	10,090	48,319	(96,737)	189,494

Total assets	$7,306,867	$6,438,287	$1,080,958	$(6,298,482)	$8,527,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$623,610	$190,334	$57,516	$(6,188)	$865,272
Current portion of long-term debt	203,659	144,004	1,333	—	348,996

Total current liabilities	827,269	334,338	58,849	(6,188)	1,214,268
Long-term debt	2,295,709	19,342	326,109	—	2,641,160
Other liabilities	150,409	512,681	51,724	(96,737)	618,077
Stockholders’ equity:
Quest Diagnostics stockholders’ equity	4,033,480	5,571,926	623,631	(6,195,557)	4,033,480
Noncontrolling interests	—	—	20,645	—	20,645

Total stockholders’ equity	4,033,480	5,571,926	644,276	(6,195,557)	4,054,125

Total liabilities and stockholders’ equity	$7,306,867	$6,438,287	$1,080,958	$(6,298,482)	$8,527,630

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations For the Year Ended December 31, 2010
	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$841,637	$6,065,086	$744,798	$(282,596)	$7,368,925

Operating costs and expenses:
Cost of services	511,886	3,550,726	254,635	—	4,317,247
Selling, general and administrative	111,530	1,245,050	380,861	(29,768)	1,707,673
Amortization of intangible assets	967	30,412	7,842	—	39,221
Royalty (income) expense	(414,185)	414,185	—	—	—
Other operating expense, net	7,691	1,056	502	—	9,249

Total operating costs and expenses	217,889	5,241,429	643,840	(29,768)	6,073,390

Operating income	623,748	823,657	100,958	(252,828)	1,295,535
Non-operating (expense) income, net	(134,080)	(232,908)	2,960	252,828	(111,200)

Income from continuing operations before taxes	489,668	590,749	103,918	—	1,184,335
Income tax expense	164,176	233,091	28,264	—	425,531

Income from continuing operations	325,492	357,658	75,654	—	758,804
(Loss) income from discontinued operations, net of taxes	—	(16,713)	14,926	—	(1,787)
Equity earnings from subsidiaries	395,402	—	—	(395,402)	—

Net income	720,894	340,945	90,580	(395,402)	757,017
Less: Net income attributable to noncontrolling interests	—	—	36,123	—	36,123

Net income attributable to Quest Diagnostics	$720,894	$340,945	$54,457	$(395,402)	$720,894

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2010
	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$720,894	$340,945	$90,580	$(395,402)	$757,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,310	188,705	15,949	—	253,964
Provision for doubtful accounts	5,164	55,240	231,333	—	291,737
Other, net	(352,975)	13,547	1,158	395,402	57,132
Changes in operating assets and liabilities	450,897	(474,476)	(218,224)	—	(241,803)

Net cash provided by operating activities	873,290	123,961	120,796	—	1,118,047
Net cash used in investing activities	(120)	(144,863)	(7,725)	(63,802)	(216,510)
Net cash (used in) provided by financing activities	(945,603)	4,373	(109,064)	63,802	(986,492)

Net change in cash and cash equivalents	(72,433)	(16,529)	4,007	—	(84,955)
Cash and cash equivalents, beginning of year	464,958	17,457	51,841	—	534,256

Cash and cash equivalents, end of year	$392,525	$928	$55,848	$—	$449,301

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2009
	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$729,111	$394,096	$102,898	$(459,883)	$766,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,627	185,743	16,317	—	256,687
Provision for doubtful accounts	5,986	68,089	246,899	—	320,974
Other, net	(381,358)	96,546	7,267	459,883	182,338
Changes in operating assets and liabilities	228,809	(559,602)	(198,010)	—	(528,803)

Net cash provided by operating activities	637,175	184,872	175,371	—	997,418
Net cash (used in) provided by investing activities	(15,549)	(160,259)	14,372	(34,468)	(195,904)
Net cash used in financing activities	(375,233)	(13,871)	(166,568)	34,468	(521,204)

Net change in cash and cash equivalents	246,393	10,742	23,175	—	280,310
Cash and cash equivalents, beginning of year	218,565	6,715	28,666	—	253,946

Cash and cash equivalents, end of year	$464,958	$17,457	$51,841	$—	$534,256

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2008
	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$581,490	$291,203	$66,747	$(326,245)	$613,195
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	53,116	193,975	17,502	—	264,593
Provision for doubtful accounts	11,261	106,804	208,163	—	326,228
Provision for special charges	—	72,650	—	—	72,650
Other, net	(279,394)	56,698	(21,067)	326,245	82,482
Changes in operating assets and liabilities	462,768	(470,560)	(288,307)	—	(296,099)

Net cash provided by (used in) operating activities	829,241	250,770	(16,962)	—	1,063,049
Net cash (used in) provided by investing activities	(144,149)	(149,004)	14,137	80,133	(198,883)
Net cash used in financing activities	(578,137)	(109,898)	(9,646)	(80,133)	(777,814)

Net change in cash and cash equivalents	106,955	(8,132)	(12,471)	—	86,352
Cash and cash equivalents, beginning of year	111,610	14,847	41,137	—	167,594

Cash and cash equivalents, end of year	$218,565	$6,715	$28,666	$—	$253,946

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
Quarterly Operating Results (unaudited)
(in thousands, except per share data)

2010 (a)	First Quarter		Second Quarter	Third Quarter		Fourth Quarter		Total Year

Net revenues	$1,805,503	(b)	$1,874,727	$1,864,655		$1,824,040		$7,368,925
Gross profit	739,130	(b)	795,756	773,190		743,602		3,051,678

Income from continuing operations	171,205	(b) (c)	204,142	208,116	(d)	175,341	(e)	758,804
Loss from discontinued operations, net of taxes	(52)		(266)	(360)		(1,109)		(1,787)

Net income	171,153		203,876	207,756		174,232		757,017
Less: Net income attributable to noncontrolling interests	8,705		9,261	9,681		8,476		36,123

Net income attributable to Quest Diagnostics	$162,448		$194,615	$198,075		$165,756		$720,894

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$162,500		$194,881	$198,435		$166,865		$722,681
Loss from discontinued operations, net of taxes	(52)		(266)	(360)		(1,109)		(1,787)

Net income	$162,448		$194,615	$198,075		$165,756		$720,894

Earnings per share attributable to Quest Diagnostics’ stockholders – basic:
Income from continuing operations	$0.90		$1.08	$1.14		$0.97		$4.09
Loss from discontinued operations	—		—	—		(0.01)		(0.01)

Net income	$0.90		$1.08	$1.14		$0.96		$4.08

Earnings per share attributable to Quest Diagnostics’ stockholders – diluted:
Income from continuing operations	$0.89		$1.07	$1.13		$0.97		$4.06
Loss from discontinued operations	—		—	—		(0.01)		(0.01)

Net income	$0.89		$1.07	$1.13		$0.96		$4.05

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
Quarterly Operating Results (unaudited) – Continued
(in thousands, except per share data)

2009 (a)	First Quarter	Second Quarter		Third Quarter		Fourth Quarter		Total Year

Net revenues	$1,808,006	$1,901,818		$1,897,146		$1,848,273		$7,455,243
Gross profit	754,517	801,606		799,611		778,034		3,133,768

Income from continuing operations	177,327	198,281	(f) (g)	201,092	(h)	190,758	(i)	767,458
(Loss) income from discontinued operations, net of taxes	(1,671)	88		543		(196)		(1,236)

Net income	175,656	198,369		201,635		190,562		766,222
Less: Net income attributable to noncontrolling interests	8,554	10,169		9,416		8,972		37,111

Net income attributable to Quest Diagnostics	$167,102	$188,200		$192,219		$181,590		$729,111

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$168,773	$188,112		$191,676		$181,786		$730,347
(Loss) income from discontinued operations, net of taxes	(1,671)	88		543		(196)		(1,236)

Net income	$167,102	$188,200		$192,219		$181,590		$729,111

Earnings per share attributable to Quest Diagnostics’ stockholders – basic:
Income from continuing operations	$0.89	$1.01		$1.03		$0.98		$3.92
Loss from discontinued operations	(0.01)	—		—		—		(0.01)

Net income	$0.88	$1.01		$1.03		$0.98		$3.91

Earnings per share attributable to Quest Diagnostics’ stockholders – diluted:
Income from continuing operations	$0.89	$1.00		$1.02		$0.97		$3.88
Loss from discontinued operations	(0.01)	—		—		—		(0.01)

Net income	$0.88	$1.00		$1.02		$0.97		$3.87

(a)

During the third quarter of 2006, the Company completed its wind down of NID and classified the operations of NID as discontinued operations. Results of operations have been prepared to report the results of NID as discontinued operations for all periods presented (see Note 16).

(b)

Management estimates the impact of severe weather in the first quarter of 2010 adversely affected the comparison of net revenues and operating income to the prior year by approximately $19 million and $14 million, respectively.

(c)	In the first quarter of 2010, the Company recorded $17.3 million of charges, primarily related to workforce reductions.
(d)	Includes income tax benefits of $14.4 million, primarily associated with favorable resolutions of certain tax contingencies.
(e)

In the fourth quarter of 2010, the Company recorded $9.6 million of charges, primarily related to workforce reductions. In additon, the Company recorded $9.6 million of charges associated with the settlement of employee litigation. Results for the fourth quarter of 2010 also included income tax benefits of $9.1 million, primarily associated with favorable resolutions of certain tax contingencies.

(f)	In the second quarter of 2009, the Company recorded a $15.5 million gain associated with an insurance settlement for storm-related losses.
(g)

In the second quarter of 2009, the Company recorded $6.3 million in charges related to the early extinguishment of debt, primarily related to the June 2009 Debt Tender Offer (see Note 10) and a $7.0 million charge related to the write-off of an investment (see Note 2).

(h)

In the third quarter of 2009, the Company recorded $1.3 million in charges related to the early extinguishment of debt, primarily related to the repayment of the remaining principal outstanding under the certain debentures due 2034 (see Note 10).

(i)

In the fourth quarter of 2009, the Company recorded $12.8 million in charges related to the early extinguishment of debt, primarily related to the November 2009 Debt Tender Offer (see Note 10). In addition, results for the fourth quarter of 2009 included $7.0 million associated with certain discrete tax benefits.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
(in thousands)

	Balance at 1-1-10	Provision for Doubtful Accounts	Net Deductions and Other		Balance at 12-31-10

Year ended December 31, 2010 Doubtful accounts and allowances	$238,206	$291,737	$301,026	(a)	$228,917

	Balance at 1-1-09	Provision for Doubtful Accounts	Net Deductions and Other		Balance at 12-31-09

Year ended December 31, 2009 Doubtful accounts and allowances	$261,334	$320,974	$344,102	(a)	$238,206

	Balance at 1-1-08	Provision for Doubtful Accounts	Net Deductions and Other		Balance at 12-31-08

Year ended December 31, 2008 Doubtful accounts and allowances	$250,067	$326,228	$314,961	(a)	$261,334

(a)	Primarily represents the write-off of accounts receivable, net of recoveries.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBITS TO FORM 10-K
For the fiscal year ended December 31, 2010
Commission File No. 001-12215

QUEST DIAGNOSTICS INCORPORATED

Exhibit Number	Description

3.1

Restated Certificate of Incorporation (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 31, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

3.2	Amendment of the Restated Certificate of Incorporation (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference)

3.3	Amended and Restated By-Laws of the Registrant (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: October 7, 2010) and incorporated herein by reference)

4.1

Form of 7.5% Senior Note due 2011, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.2

Form of 5.125% Exchange Senior Note due 2010, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 1, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.3

Form of 5.45% Exchange Senior Note due 2015, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 1, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.4

Form of 6.40% Senior Note due 2017, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference)

4.5

Form of 6.95% Senior Note due 2037, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference)

4.6

Form 4.750% Senior Note due 2020, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference)

4.7

Form 5.750% Senior Note due 2040, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference)

4.8

Indenture dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and the Trustee (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.9

First Supplemental Indenture, dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.10

Second Supplemental Indenture, dated as of November 26, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 26, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

Exhibit Number	Description

4.11

Third Supplemental Indenture, dated as of April 4, 2002, among the Company, the Additional Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: April 1, 2002) and incorporated herein by reference) (Commission File Number 001-12215)

4.12

Fourth Supplemental Indenture dated as of March 19, 2003, among Unilab Corporation (f/k/a Quest Diagnostics Newco Incorporated), the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference) (Commission File Number 001-12215)

4.13

Fifth Supplemental Indenture dated as of April 16, 2004, among Unilab Acquisition Corporation (d/b/a FNA Clinics of America), the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference) (Commission File Number 001-12215)

4.14

Sixth Supplemental Indenture dated as of October 31, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: October 31, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.15

Seventh Supplemental Indenture dated as of November 21, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 21, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.16

Eighth Supplemental Indenture dated as of July 31, 2006, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: July 31, 2006) and incorporated herein by reference) (Commission File Number 001-12215)

4.17

Ninth Supplemental Indenture dated as of September 30, 2006, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: September 30, 2006) and incorporated herein by reference) (Commission File Number 001-12215)

4.18

Tenth Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference)

4.19

Eleventh Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference)

4.20

Twelfth Supplemental Indenture dated as of June 25, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference)

4.21

Thirteenth Supplemental Indenture dated as of November 17, 2009, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference)

10.1

Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference)

Exhibit Number	Description

10.2

Amendment No. 1 dated as of December 12, 2008 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo- Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference)

10.3

Amendment No. 2 dated as of December 11, 2009 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo- Mitsubishi, UFJ, Ltd., New York Branch, as Administrative Agent (filed as an Exhibit to the Company’s 2009 annual report on Form 10-K and incorporated herein by reference)

10.4*

Amendment No. 3 dated as of December 10, 2010 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo- Mitsubishi, UFJ, Ltd., New York Branch as Administrative Agent

10.5

Third Amended and Restated Receivables Sale Agreement dated as of December 12, 2008, among the Company, its subsidiaries who are or become a seller thereunder, as the Sellers, and Quest Diagnostics Receivables Inc., as the Buyer (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference)

10.6

Credit Agreement dated as of May 31, 2007, among the Company, certain subsidiary guarantors of the Company, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, Barclays Bank Plc, JPMorgan Chase Bank, N.A., Merrill Lynch Bank, USA and Wachovia Bank, National Association, as co-Documentation Agents, and Morgan Stanley Senior Funding, Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Runners (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 31, 2007) and incorporated herein by reference)

10.7

Stock and Asset Purchase Agreement dated as of February 9, 1999, among SmithKline Beecham plc, SmithKline Beecham Corporation and the Company (the “Stock and Asset Purchase Agreement”) (filed as Appendix A of the Company’s Definitive Proxy Statement dated May 11, 1999 and incorporated herein by reference) (Commission File Number 001-12215)

10.8

Amendment No. 1 dated August 6, 1999, to the Stock and Asset Purchase Agreement (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference) (Commission File Number 001-12215)

10.9

Stockholders Agreement dated as of August 16, 1999, between SmithKline Beecham plc and the Company (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: August 16, 1999) and incorporated herein by reference) (Commission File Number 001-12215)

10.10

Amendment dated as of June 26, 2009 to Stockholders Agreement between SmithKline Beechman plc and the Company (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2009 and incorporated herein by reference)

10.11

Amendment dated as of May 6, 2010 to Stockholders Agreement between SmithKline Beechman plc and the Company (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2010 and incorporated herein by reference)

10.12	Amended and Restated Employee Stock Purchase Plan (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference)

10.13‡

1996 Employee Equity Participation Program, as amended (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference) (Commission File Number 001-12215)

Exhibit Number	Description

10.14‡	Equity Award Agreement dated as of March 4, 2008 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference)

10.15‡

Equity Award Agreement (CEO) dated as of March 4, 2008 between the Company and Surya N. Mohapatra (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference)

10.16‡

Amended and Restated Quest Diagnostics Incorporated Employee Long-Term Incentive Plan as amended April 15, 2009 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference)

10.17‡	Form of Non-Qualified Stock Option Agreement (filed as an Exhibit to the Company’s current report on Form 8-K (Date of report: February 15, 2006) and incorporated herein by reference)

10.18‡	Form of Non-Qualified Stock Option Agreement dated as of February 12, 2007 (filed as an Exhibit to the Company’s 2006 annual report on Form 10-K and incorporated herein by reference)

10.19‡

Non-Qualified Stock Option Agreement, dated as of February 12, 2007, between the Company and Surya N. Mohapatra (filed as an Exhibit to the Company’s 2007 annual report on Form 10-K and incorporated herein by reference)

10.20‡	Form of Performance Share Agreement (2007-2009 Performance Period) (filed as an Exhibit to the Company’s 2006 annual report on Form 10-K and incorporated herein by reference)

10.21‡

Form of Performance Share Agreement (filed as an Exhibit to the Company’s current report on Form 8-K (Date of report: February 15, 2006) and incorporated herein by reference) (Commission File Number 001-12215)

10.22‡

Performance Share Award Agreement, dated as of February 12, 2007, between the Company and Surya N. Mohapatra (filed as an Exhibit to the Company’s 2007 annual report on Form 10-K and incorporated herein by reference)

10.23‡

Amended and Restated Quest Diagnostics Incorporated Long-Term Incentive Plan for Non-Employee Directors as amended April 15, 2009 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference)

10.24‡	Amended and Restated Deferred Compensation Plan For Directors as amended October 31, 2008 (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference)

10.25‡

Amended and Restated Employment Agreement between the Company and Surya N. Mohapatra dated as of November 7, 2008 (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference)

10.26‡	Supplemental Deferred Compensation Plan (Post 2004) amended December 30, 2008 (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference)

10.27‡	Supplemental Deferred Compensation Plan (Pre-2005) amended December 30, 2008 (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference)

10.28‡

Quest Diagnostics Incorporated Supplemental Executive Retirement Plan, as amended effective November 7, 2008 (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference)

10.29‡	Senior Management Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement dated March 28, 2003) and incorporated herein by reference) (Commission File Number 001-12215)

10.30*‡	Amended and Restated Quest Diagnostics Incorporated Executive Officer Severance Plan

Exhibit Number	Description

10.31‡

AmeriPath Group Holdings, Inc. 2006 Stock Option and Restricted Stock Purchase Plan (filed as an Exhibit to the Company’s registration statement on Form S-8 and incorporated herein by reference) (Commission File Number 333-143889)

10.32‡

Profit Sharing Plan of Quest Diagnostics Incorporated, Amended and Restated as of January 1, 2007 (filed as an Exhibit to the Company’s 2007 annual report on Form 10-K and incorporated herein by reference)

10.33*‡	Amended and Restated 401(k) Savings Plan of Quest Diagnostics Incorporated, as of December 21, 2010

10.34‡

Amendment to the Profit Sharing Plan of Quest Diagnostics Incorporated dated as of December 23, 2008 (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference)

10.35‡

Amendment No. 2 to the Profit Sharing Plan of Quest Diagnostics Incorporated as of December 22, 2009 (filed as an Exhibit to the Company’s 2009 annual report on Form 10-K and incorporated herein by reference)

10.36*‡	Amendment No. 3 to the Profit Sharing Plan of Quest Diagnostics Incorporated dated November 19, 2010

10.37*‡	Amendment No. 4 to the Profit Sharing Plan of Quest Diagnostics Incorporated dated December 21, 2010

10.38‡

Amendment dated as of August 17, 2007 to the AmeriPath Group Holdings, Inc. 2006 Stock Option Plan and Restricted Stock Purchase Plan (filed as an Exhibit to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference)

10.39

Confirmation between Quest Diagnostics Incorporated and Barclays Bank plc acting through its agent Barclays Capital, Inc. dated January 28, 2010 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: January 28, 2010) and incorporated herein by reference)

11.1

Statement re: Computation of Earnings Per Common Share (the calculation of per share earnings is in Part II, Item 8, Note 3 to the consolidated financial statements (Earnings Per Share) and is omitted in accordance with Item 601(b)(11) of Regulation S-K)

21.1*	Subsidiaries of Quest Diagnostics Incorporated

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS*	dgx-20101231.xml

101.SCH*	dgx-20101231.xsd

101.CAL*	dgx-20101231_cal.xml

101.DEF*	dgx-20101231_def.xml

101.LAB*	dgx-20101231_lab.xml

101.PRE*	dgx-20101231_pre.xml

101.REF*	dgx-20101231_ref.xml

Exhibit Number	Description

*	Filed herewith.

**	Furnished herewith.

‡	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.