Form 10-Q
period 2011-03-31
QUEST DIAGNOSTICS INC
filed 2011-05-10
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
Commission file number 001-12215

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

As of April 30, 2011, there were outstanding 157,348,616 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,

	2011	2010

Net revenues	$1,821,577	$1,805,503

Operating costs and expenses:
Cost of services	1,096,998	1,066,373
Selling, general and administrative	447,858	430,733
Amortization of intangible assets	9,849	9,359
Other operating expense, net	235,912	476

Total operating costs and expenses	1,790,617	1,506,941

Operating income	30,960	298,562

Other income (expense):
Interest expense, net	(37,929)	(35,955)
Equity earnings in unconsolidated joint ventures	7,699	7,964
Other income, net	2,208	6,012

Total non-operating expenses, net	(28,022)	(21,979)

Income from continuing operations before taxes	2,938	276,583
Income tax expense	49,226	105,378

Income (loss) from continuing operations	(46,288)	171,205
Loss from discontinued operations, net of taxes	(374)	(52)

Net income (loss)	(46,662)	171,153
Less: Net income attributable to noncontrolling interests	7,199	8,705

Net income (loss) attributable to Quest Diagnostics	$(53,861)	$162,448

Amounts attributable to Quest Diagnostics’ stockholders:
Income (loss) from continuing operations	$(53,487)	$162,500
Loss from discontinued operations, net of taxes	(374)	(52)

Net income (loss)	$(53,861)	$162,448

Earnings (loss) per share attributable to Quest Diagnostics’ common stockholders - basic:
Income (loss) from continuing operations	$(0.33)	$0.90
Loss from discontinued operations	—	—

Net income (loss)	$(0.33)	$0.90

Earnings (loss) per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income (loss) from continuing operations	$(0.33)	$0.89
Loss from discontinued operations	—	—

Net income (loss)	$(0.33)	$0.89

Weighted average common shares outstanding:
Basic	161,489	180,219
Diluted	161,489	182,383

Dividends per common share	$0.10	$0.10

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2011 AND DECEMBER 31, 2010
(in thousands, except per share data)

	March 31, 2011	December 31, 2010

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$994,242	$449,301
Accounts receivable, net of allowance for doubtful accounts of $236,886 and $228,917 at March 31, 2011 and December 31, 2010, respectively	940,358	845,299
Inventories	71,741	76,572
Deferred income taxes	182,255	142,470
Prepaid expenses and other current assets	111,389	91,775

Total current assets	2,299,985	1,605,417
Property, plant and equipment, net	821,526	834,376
Goodwill	5,118,908	5,101,938
Intangible assets, net	795,378	796,405
Other assets	188,932	189,494

Total assets	$9,224,729	$8,527,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,137,326	$865,272
Current portion of long-term debt	629,238	348,996

Total current liabilities	1,766,564	1,214,268
Long-term debt	3,594,643	2,641,160
Other liabilities	625,518	618,077
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both March 31, 2011 and December 31, 2010; 214,580 shares and 214,173 shares issued at March 31, 2011 and December 31, 2010, respectively	2,146	2,142
Additional paid-in capital	2,305,827	2,311,421
Retained earnings	3,797,796	3,867,420
Accumulated other comprehensive income	32,209	10,626
Treasury stock, at cost; 57,451 shares and 43,456 shares at March 31, 2011 and December 31, 2010, respectively	(2,923,388)	(2,158,129)

Total Quest Diagnostics stockholders’ equity	3,214,590	4,033,480
Noncontrolling interests	23,414	20,645

Total stockholders’ equity	3,238,004	4,054,125

Total liabilities and stockholders’ equity	$9,224,729	$8,527,630

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)
(in thousands)

	Three Months Ended March 31,

	2011	2010

Cash flows from operating activities:
Net income (loss)	$(46,662)	$171,153
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	63,365	63,333
Provision for doubtful accounts	77,376	76,279
Deferred income tax (benefit) provision	(38,766)	3,563
Stock-based compensation expense	18,945	11,127
Excess tax benefits from stock-based compensation arrangements	(4,680)	473
Provision for special charge	236,000	—
Other, net	3,474	8,708
Changes in operating assets and liabilities:
Accounts receivable	(171,275)	(115,287)
Accounts payable and accrued expenses	(47,126)	(81,935)
Income taxes payable	78,676	98,413
Other assets and liabilities, net	(8,747)	3,388

Net cash provided by operating activities	160,580	239,215

Cash flows from investing activities:
Capital expenditures	(38,991)	(39,763)
Increase in investments and other assets	(1,762)	(2,831)

Net cash used in investing activities	(40,753)	(42,594)

Cash flows from financing activities:
Proceeds from borrowings	1,818,329	—
Repayments of debt	(576,891)	(699)
Purchases of treasury stock	(835,001)	(250,712)
Exercise of stock options	53,788	19,739
Excess tax benefits from stock-based compensation arrangements	4,680	(473)
Dividends paid	(17,136)	(18,372)
Distributions to noncontrolling interests	(5,268)	(5,489)
Other financing activities	(17,387)	(11,632)

Net cash provided by (used in) financing activities	425,114	(267,638)

Net change in cash and cash equivalents	544,941	(71,017)

Cash and cash equivalents, beginning of period	449,301	534,256

Cash and cash equivalents, end of period	$994,242	$463,239

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(unaudited)
(in thousands)

		Quest Diagnostics Stockholders’ Equity

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Treasury Stock, at Cost	Compre- hensive Loss	Non- controlling Interests	Total Stock- holders’ Equity

Balance, December 31, 2010	170,717	$2,142	$2,311,421	$3,867,420	$10,626	$(2,158,129)		$20,645	$4,054,125
Net income (loss)				(53,861)			$(53,861)	7,199	(46,662)
Currency translation					24,504		24,504		24,504
Market valuation, net of tax benefit of $799					(1,250)		(1,250)		(1,250)
Net deferred loss on cash flow hedges					(1,671)		(1,671)		(1,671)

Comprehensive loss							$(32,278)

Dividends declared				(15,763)					(15,763)
Distributions to noncontrolling interests								(5,268)	(5,268)
Issuance of common stock under benefit plans	839	7	562			4,098			4,667
Stock-based compensation expense			18,121			824			18,945
Exercise of stock options	1,285		(11,032)			64,820			53,788
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(334)	(3)	(19,010)						(19,013)
Tax benefits associated with stock-based compensation plans			5,765						5,765
Purchases of treasury stock	(15,378)					(835,001)			(835,001)
Other								838	838

Balance, March 31, 2011	157,129	$2,146	$2,305,827	$3,797,796	$32,209	$(2,923,388)		$23,414	$3,238,004

		Quest Diagnostics Stockholders’ Equity

	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Compre- hensive Income	Non- controlling Interests	Total Stock- holders’ Equity

Balance, December 31, 2009	183,293	$2,141	$2,302,368	$3,216,639	$(20,961)	$(1,510,548)		$21,825	$4,011,464
Net income				162,448			$162,448	8,705	171,153
Currency translation					(1,854)		(1,854)		(1,854)
Net deferred loss on cash flow hedges					181		181		181

Comprehensive income							$160,775

Dividends declared				(18,058)					(18,058)
Distributions to noncontrolling interests								(5,489)	(5,489)
Issuance of common stock under benefit plans	747	2	(25,090)			29,773			4,685
Stock-based compensation expense			10,296			831			11,127
Exercise of stock options	553		(7,863)			27,602			19,739
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(267)	(1)	(5,280)			(9,615)			(14,896)
Tax benefits associated with stock-based compensation plans			1,875						1,875
Purchase of treasury stock	(4,460)					(250,712)			(250,712)

Balance, March 31, 2010	179,866	$2,142	$2,276,306	$3,361,029	$(22,634)	$(1,712,669)		$25,041	$3,929,215

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

          The interim consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of financial condition, results of operations, and cash flows for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2010 Annual Report on Form 10-K.

          The year-end balance sheet data was derived from the audited financial statements as of December 31, 2010, but does not include all the disclosures required by accounting principles generally accepted in the United States (“GAAP”).

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

          Earnings Per Share

          The Company’s unvested restricted common stock and unvested restricted stock units that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in the earnings allocation in computing earnings per share using the two-class method. Basic earnings per common share is calculated by dividing net income, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. In calculating losses on a fully diluted per share basis, certain potentially dilutive securities, which would otherwise reduce the loss per share, are excluded from the calculation. Potentially dilutive common shares include the dilutive effect of outstanding stock options and performance share units granted under the Company’s Amended and Restated Employee Long-Term Incentive Plan (“ELTIP”) and its Amended and Restated Non-Employee Director Long-Term Incentive Plan (“DLTIP”). Earnings allocable to participating securities include the portion of dividends declared as well as the portion of undistributed earnings during the period allocable to participating securities.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Cash and Cash Equivalents

          Cash and cash equivalents include all highly-liquid investments with original maturities, at the time acquired by the Company, of three months or less. At March 31, 2011, cash and cash equivalents included $750 million of cash which was used to fund the Company’s acquisition of Athena Diagnostics on April 4, 2011 (see Note 14 for further details).

          Adoption of New Accounting Standards

          On January 1, 2011, the Company adopted revised guidance issued by the Financial Accounting Standards Board (“FASB”) related to the accounting for revenue in certain revenue arrangements that include software elements and in arrangements with multiple deliverables. The adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

          On January 1, 2011, the Company adopted a new accounting standard related to the disclosures about the Company’s use of fair value measurements relating to the tabular reconciliation of beginning and ending balances of the Level 3 (fair value determined based on significant unobservable inputs) classification and that provides greater disaggregation for each class of assets and liabilities that use fair value measurements. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

          On January 1, 2011, the Company adopted a new accounting standard related to the accounting for insurance claims and related insurance recoveries. This standard clarifies that a healthcare entity may not net insurance recoveries against related professional claim liabilities in its balance sheet and also requires that claim liabilities shall be determined without consideration of insurance recoveries. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

          On January 1, 2011, the Company adopted a new accounting standard pertaining to disclosures of charity care provided by healthcare entities. Under this new standard, the measurement basis for charity care disclosures is the cost of performing the services. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

          On January 1, 2011, the Company adopted a new accounting standard related to goodwill which (1) modifies step one of the goodwill impairment test by requiring entities with reporting units that have a zero or negative carrying value to assess whether it is more likely than not that a goodwill impairment exists and (2) does not prescribe a specific method of calculating the carrying value of a reporting unit in the performance of step one of the goodwill impairment test. Under the requirements of this standard, if the entity concludes that it is more likely than not that an impairment of goodwill exists, the entity must perform step two of the goodwill impairment test. In determining whether it is more likely than not that an impairment of goodwill exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment exists. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

3.       EARNINGS (LOSS) PER SHARE

          The computation of basic and diluted earnings (loss) per common share was as follows (in thousands, except per share data):

	Three Months Ended March 31,

	2011	2010

Amounts attributable to Quest Diagnostics’ stockholders:
Income (loss) from continuing operations	$(53,487)	$162,500
Loss from discontinued operations	(374)	(52)

Net income (loss) attributable to Quest Diagnostics’ common stockholders	$(53,861)	$162,448

Income (loss) from continuing operations	$(53,487)	$162,500
Less: Earnings allocated to participating securities	90	660

Earnings (loss) available to Quest Diagnostics’ common stockholders – basic and diluted	$(53,577)	$161,840

Weighted average common shares outstanding – basic	161,489	180,219

Effect of dilutive securities:
Stock options and performance share units	—	2,164

Weighted average common shares outstanding – diluted	161,489	182,383

Earnings (loss) per share attributable to Quest Diagnostics’ common stockholders – basic:
Income (loss) from continuing operations	$(0.33)	$0.90
Loss from discontinued operations	—	—

Net income (loss)	$(0.33)	$0.90

Earnings (loss) per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income (loss) from continuing operations	$(0.33)	$0.89
Loss from discontinued operations	—	—

Net income (loss)	$(0.33)	$0.89

          Stock options and performance share units of 3.7 million shares and 2.7 million shares for the three months ended March 31, 2011 and March 31, 2010, respectively, were not included due to their antidilutive effect.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

4.       FAIR VALUE MEASUREMENTS

          The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs

		Level 1	Level 2	Level 3

March 31, 2011
Assets:
Trading securities	$39,452	$39,452	$—	$—
Interest rate swaps	3,277	—	3,277	—
Cash surrender value of life insurance policies	21,011	—	21,011	—
Available-for-sale equity securities	3,017	—	—	3,017
Foreign currency forward contracts	6,933	—	6,933	—

Total	$73,690	$39,452	$31,221	$3,017

Liabilities:
Deferred compensation liabilities	$63,917	$—	$63,917	$—
Interest rate swaps	2,651	—	2,651	—
Foreign currency forward contracts	158	—	158	—

Total	$66,726	$—	$66,726	$—

		Basis of Fair Value Measurements

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs

		Level 1	Level 2	Level 3

December 31, 2010
Assets:
Trading securities	$38,740	$38,740	$—	$—
Cash surrender value of life insurance policies	20,314	—	20,314	—
Interest rate swaps	10,483	—	10,483	—
Available-for-sale equity securities	5,066	—	—	5,066
Foreign currency forward contracts	4,527	—	4,527	—

Total	$79,130	$38,740	$35,324	$5,066

Liabilities:
Deferred compensation liabilities	$61,964	$—	$61,964	$—
Foreign currency forward contracts	464	—	464	—

Total	$62,428	$—	$62,428	$—

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

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At March 31, 2011 and December 31, 2010, the fair value of the Company’s debt was estimated at $4.4 billion and $3.1 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2011 and December 31, 2010, the estimated fair value exceeded the carrying value of the debt by $126 million and $80 million, respectively.

5.       TAXES ON INCOME

          Income tax expense for the three months ended March 31, 2011 and 2010 was $49.2 million and $105.4 million, respectively. The increase in the effective income tax rate for the three months ended March 31, 2011 is primarily due to a charge recorded in the first quarter of 2011 associated with an agreement in principle to resolve certain legal claims (see Note 11), a portion for which a tax benefit has not been recorded.

6.       GOODWILL AND INTANGIBLE ASSETS

          The changes in goodwill for the three months ended March 31, 2011 and for the year ended December 31, 2010 are as follows:

	March 31, 2011	December 31, 2010

Balance at beginning of period	$5,101,938	$5,083,944
Goodwill acquired during the year	—	—
Other purchase accounting adjustments	—	246
Increase related to foreign currency translation	16,970	17,748

Balance at end of period	$5,118,908	$5,101,938

          Approximately 90% of the Company’s goodwill as of March 31, 2011 and December 31, 2010 was associated with its clinical testing business.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          For the year ended December 31, 2010, other purchase accounting adjustments were primarily related to a milestone payment on an acquisition from 2008.

          Intangible assets at March 31, 2011 and December 31, 2010 consisted of the following:

	Weighted Average Amortization Period	March 31, 2011			December 31, 2010

		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Amortizing intangible assets:
Customer-related intangibles	19 years	$605,590	$(169,558)	$436,032	$603,203	$(161,345)	$441,858
Non-compete agreements	5 years	54,894	(52,607)	2,287	54,886	(52,134)	2,752
Other	11 years	80,139	(28,583)	51,556	75,895	(26,176)	49,719

Total	18 years	740,623	(250,748)	489,875	733,984	(239,655)	494,329

Intangible assets not subject to amortization:
Tradenames		305,503	—	305,503	302,076	—	302,076

Total intangible assets		$1,046,126	$(250,748)	$795,378	$1,036,060	$(239,655)	$796,405

          Amortization expense related to intangible assets was $9.8 million and $9.4 million for the three months ended March 31, 2011 and 2010, respectively.

          The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2011 is as follows:

Fiscal Year Ending December 31,

Remainder of 2011	$29,786
2012	39,618
2013	40,214
2014	38,474
2015	34,937
2016	33,404
Thereafter	273,442

Total	$489,875

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

7.	DEBT

          Long-term debt at March 31, 2011 and December 31, 2010 consisted of the following:

	March 31, 2011	December 31, 2010

Senior Notes due July 2011	$159,250	$159,234
Term Loan due May 2012	742,000	742,000
Floating Rate Senior Notes due March 2014	200,000	—
Senior Notes due November 2015	499,267	499,227
Senior Notes due April 2016	297,071	—
Senior Notes due July 2017	374,501	374,480
Senior Notes due January 2020	496,749	503,770
Senior Notes due April 2021	549,083	—
Senior Notes due July 2037	420,879	420,840
Senior Notes due January 2040	438,009	243,422
Other	47,072	47,183

Total long-term debt	4,223,881	2,990,156
Less: current portion of long-term debt	629,238	348,996

Total long-term debt, net of current portion	$3,594,643	$2,641,160

          2011 Senior Notes Offering

          On March 24, 2011, the Company completed a $1.25 billion senior notes offering (the “2011 Senior Notes”). The 2011 Senior Notes were sold in four tranches: (a) $200 million aggregate principal amount of three-month LIBOR plus 0.85% floating rate senior notes due March 24, 2014 (the “Floating Rate Senior Notes due 2014”), issued at par, (b) $300 million aggregate principal amount of 3.20% senior notes due April 1, 2016 (the “Senior Notes due 2016”), issued at a discount of $0.3 million, (c) $550 million aggregate principal amount of 4.70% senior notes due April 1, 2021 (the “Senior Notes due 2021”), issued at a discount of $0.9 million and (d) $200 million aggregate principal amount of 5.75% senior notes due January 30, 2040 (the “Senior Notes due 2040”), issued at a discount of $5.5 million. The Senior Notes due 2040 are a reopening of the $250 million aggregate principal amount of 5.75% Senior Notes due 2040 issued on November 17, 2009. After considering the discounts, the effective interest rates on the Senior Notes due 2016, the Senior Notes due 2021 and the Senior Notes due 2040 are 3.22%, 4.72% and 5.95%, respectively. The Floating Rate Senior Notes due 2014 require quarterly interest payments, which commence on June 24, 2011. The Senior Notes due 2016 and the Senior Notes due 2021 require semi-annual interest payments, which commence on October 1, 2011. The Senior Notes due 2040 require semi-annual interest payments, which commence on July 30, 2011. The 2011 Senior Notes are unsecured obligations of the Company and rank equally with the Company’s other unsecured obligations. The 2011 Senior Notes do not have a sinking fund requirement and are guaranteed by certain of the Company’s domestic, wholly-owned subsidiaries (the “Subsidiary Guarantors”).

          The Company incurred $10.4 million of costs associated with the 2011 Senior Notes, which is being amortized over the term of the related debt.

          The Company used $750 million of the net proceeds from the 2011 Senior Notes to fund the purchase price and related transaction costs associated with its acquisition of Athena Diagnostics, which closed on April 4, 2011 (See Note 14), and $485 million of the net proceeds, together with $90 million of cash on hand, to repay outstanding indebtedness under the Company’s senior unsecured revolving credit facility and its secured receivables credit facility.

          As further discussed in Note 8, the Company has hedged its interest rate exposure on a portion of the Senior Notes due 2016 and on a portion of the Senior Notes due 2020 which have been designated as fair value hedges. The carrying value of the Senior Notes due 2016 has been decreased by the fair value of the related hedge of $2.7 million in the consolidated balance sheet as of March 31, 2011. At March 31, 2011 and December 31, 2010, the carrying value of the Senior Notes due 2020 has been increased by the fair value of the related hedge of $3.3 million and $10.5 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          As of March 31, 2011, long-term debt matures as follows:

Fiscal Year ending December 31,

Remainder of 2011	$347,269
2012	567,801
2013	7,397
2014	206,986
2015	504,425
2016	300,565
Thereafter	2,313,900

Total maturities of debt	4,248,343
Unamortized discount	(25,087)
Fair value basis adjustment attributable to hedged debt	625

Total debt	4,223,881
Current portion of long-term debt	(629,238)

Total long-term debt, net of current portion	$3,594,643

          A full description of the terms of the Company’s indebtedness and related service requirements is contained in Note 10 to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.

8.	FINANCIAL INSTRUMENTS

          The Company uses derivative financial instruments to manage its exposure to market risks for changes in interest rates and foreign currencies. This strategy includes the use of interest rate swap agreements, forward starting interest rate swap agreements, treasury lock agreements and foreign currency forward contracts to manage its exposure to movements in interest and currency rates. The Company has established policies and procedures for risk assessment and the approval, reporting and monitoring of derivative financial instrument activities. These policies prohibit holding or issuing derivative financial instruments for speculative or trading purposes. The Company does not enter into derivative financial instruments that contain credit-risk-related contingent features or requirements to post collateral.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	March 31, 2011		December 31, 2010

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$3,277	Other assets	$10,483

Liability Derivatives:

Interest rate swaps	Other liabilities	$2,651	Other liabilities	$—

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Foreign currency forward contracts	Other current assets	$6,933	Other current assets	$4,527

Liability Derivatives:
Foreign currency forward contracts	Other current liabilities	$158	Other current liabilities	$464

Total Net Derivatives Asset		$7,401		$14,546

Total Net Derivatives Liability		$—		$—

          Interest Rate Risk

          The Company is exposed to interest rate risk on its cash and cash equivalents and its debt obligations. Interest income earned on cash and cash equivalents may fluctuate as interest rates change; however, due to their relatively short maturities, the Company does not hedge these assets or their investment cash flows and the impact of interest rate risk is not material. The Company’s debt obligations consist of fixed-rate and variable-rate debt instruments. The Company’s primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within an acceptable range. In order to achieve this objective, the Company has entered into interest rate swaps. Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net settlements between the counterparties are recognized as an adjustment to interest expense.

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

          The Company accounts for its derivatives as either an asset or liability measured at its fair value. The fair value is based upon quoted market prices obtained from third-party financial institutions and includes an adjustment for the credit risk of the obligor’s non-performance. For a derivative instrument that has been formally designated as a fair value hedge, fair value gains or losses on the derivative instrument are reported in earnings, together with offsetting fair value gains or losses on the hedged item that are attributable to the risk being hedged. For derivatives that have been formally designated as a cash flow hedge, the effective portion of changes in the fair value of the derivatives is recorded in accumulated other comprehensive income and the ineffective portion is recorded in earnings. Upon maturity or early

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

termination of an effective interest rate swap designated as a cash flow hedge, unrealized gains or losses are deferred in stockholders’ equity, as a component of accumulated other comprehensive income, and are amortized as an adjustment to interest expense over the period during which the hedged forecasted transaction affects earnings. If it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting and any deferred gains or losses related to a discontinued cash flow hedge shall continue to be reported in accumulated other comprehensive income, unless it is probable that the forecasted transaction will not occur. If it is probable that the forecasted transaction will not occur by the originally specified time period, the Company discontinues hedge accounting, and any deferred gains or losses reported in accumulated other comprehensive income are classified into earnings immediately.

          Interest Rate Derivatives – Cash Flow Hedges

          In March 2011, the Company entered into interest rate lock agreements with several financial institutions for a total notional amount of $400 million (the “Treasury Lock Agreements”). The Treasury Lock Agreements, which had an original maturity date of April 5, 2011, were entered into to hedge part of the Company’s interest rate exposure associated with the variability in future cash flows attributable to changes in the 10-year and 30-year U.S. treasury rates related to the planned issuance of debt securities. In connection with the Company’s senior notes offering in March 2011 (see Note 7), the Company paid $3.1 million to settle the Treasury Lock Agreements which have been accounted for as cash flow hedges. These losses are deferred in stockholders’ equity, as a component of accumulated other comprehensive income, and are amortized as an adjustment to interest expense over the term of the Senior Notes due 2021 and Senior Notes due 2040.

          In previous years, the Company entered into various forward starting interest rate swap agreements and treasury-lock agreements that were accounted for as cash flow hedges (see Note 11 to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K for further details). The effective portions of the changes in fair value of these derivatives represent deferred gains or losses that are recorded in accumulated other comprehensive income. These deferred gains or losses are reclassified from accumulated other comprehensive income to the statement of operations in the same period or periods during which the hedged transaction affects earnings, which is when the Company recognizes interest expense on the hedged cash flows. The total loss, net of tax benefit, recognized in accumulated other comprehensive income on the cash flow hedges as of March 31, 2011 and December 31, 2010 was $8.3 million and $6.6 million, respectively. The loss recognized on the Company’s cash flow hedges for the three months ended March 31, 2011 and 2010, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $1.3 million.

          Interest Rate Derivatives – Fair Value Hedges

          In March 2011, the Company entered into various fixed-to-variable interest rate swap agreements (the “2011 Fixed-to-Variable Interest Rate Swap Agreements”) which have an aggregate notional amount of $200 million and a variable interest rate based on six-month LIBOR plus 0.54%.

          In November 2009, the Company entered into various fixed-to-variable interest rate swap agreements (the “2009 Fixed-to-Variable Interest Rate Swap Agreements”) which have an aggregate notional amount of $350 million and a variable interest rate based on one-month LIBOR plus 1.33%.

          These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2016 and a portion of the Senior Notes due 2020 and effectively convert that portion of the debt into variable interest rate debt. The Company recognizes the changes in the fair value of both the fixed-to-variable interest rate swap agreements and the related underlying debt obligations in other income, net as equal and offsetting gains and losses. The fair value of the 2011 Fixed-to-Variable Interest Rate Swap Agreements was a liability of $2.7 million at March 31, 2011. At March 31, 2011 and December 31, 2010, the fair value of the 2009 Fixed-to-Variable Interest Rate Swap Agreements was an asset of $3.3 million and $10.5 million, respectively. Since inception, the fair value hedges have been effective; therefore, there is no impact on earnings for the three months ended March 31, 2011 and 2010 as a result of hedge ineffectiveness.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Foreign Currency Risk

          The Company is exposed to market risk for changes in foreign exchange rates primarily under certain intercompany receivables and payables. Foreign exchange forward contracts are used to mitigate the exposure of the eventual net cash inflows or outflows resulting from these intercompany transactions. The objective is to hedge a portion of the forecasted foreign currency risk over a rolling 12-month time horizon to mitigate the eventual impacts of changes in foreign exchange rates on the cash flows of the intercompany transactions. As of March 31, 2011, the gross notional amount of foreign currency forward contracts in U.S. dollars was $61.0 million and principally consists of contracts in Swedish krona and British pounds. The Company does not designate these derivative instruments as hedges under current accounting standards unless the benefits of doing so are material. The Company’s foreign exchange exposure is not material to the Company’s consolidated financial condition or results of operations. The Company does not hedge its net investment in non-U.S. subsidiaries because it views those investments as long-term in nature.

9.       STOCKHOLDERS’ EQUITY

          Components of Comprehensive Income (Loss)

          The market valuation adjustment for the three months ended March 31, 2011 represents unrealized holding losses on available-for-sale securities, net of taxes. The net deferred loss on cash flow hedges for the three months ended March 31, 2011 and 2010 represents deferred losses on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 8). Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

          Dividend Program

          During each of the quarters of 2011 and 2010, the Company’s Board of Directors has declared a quarterly cash dividend of $0.10 per common share.

          Share Repurchase Plan

          In January 2011, the Company’s Board of Directors authorized the Company to repurchase an additional $750 million of the Company’s common stock, increasing the total available authorization at that time to $1 billion. The share repurchase authorization has no set expiration or termination date.

          For the three months ended March 31, 2011, the Company repurchased 15.4 million shares of its common stock from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $54.30 per share for a total of $835 million. For the three months ended March 31, 2011, the Company reissued 1.4 million shares for employee benefit plans. At March 31, 2011, $165 million remained available under the Company’s share repurchase authorizations.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

10.       SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended March 31,

	2011	2010

Depreciation expense	$53,516	$53,974

Interest expense	(38,280)	(36,530)
Interest income	351	575

Interest expense, net	(37,929)	(35,955)

Interest paid	55,044	35,312
Income taxes paid	10,602	6,829

Assets acquired under capital leases	821	—

11.     COMMITMENTS AND CONTINGENCIES

          The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which is renewed annually, matures on November 19, 2011 and is guaranteed by the Subsidiary Guarantors.

          In support of its risk management program, to ensure the Company’s performance or payment to third parties, $63 million in letters of credit were outstanding at March 31, 2011. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments. In addition, $7 million of bank guarantees were outstanding at March 31, 2011 in support of certain foreign operations.

          Contingent Lease Obligations

          The Company is subject to contingent obligations under certain leases and other instruments incurred in connection with real estate activities and other operations associated with LabOne, Inc., which the Company acquired in 2005, and certain of its predecessor companies. No liability has been recorded for any of these potential contingent obligations. See Note 15 to the Consolidated Financial Statements contained in the Company’s 2010 Annual Report on Form 10-K for further details.

          Legal Matters

          The Company is involved in various legal proceedings. Some of the proceedings against the Company involve claims that are substantial in amount.

          In 2006 and 2008, the Company and several of its subsidiaries received subpoenas from the California Attorney General’s Office (the “Attorney General”) seeking documents relating to the Company’s billings to Medi-Cal, the California Medicaid program. The Company cooperated with the government’s requests. Subsequently, the State of California intervened as plaintiff in a civil lawsuit, California ex rel. Hunter Laboratories, LLC v. Quest Diagnostics Incorporated., et al. (the “California Lawsuit”), filed in California Superior Court against a number of clinical laboratories, including the Company and several of its subsidiaries. The complaint was originally filed by a competitor laboratory in California under the whistleblower provisions of the California False Claims Act. The complaint was unsealed on March 20, 2009.

          The plaintiffs allege, among other things, that the Company overcharged Medi-Cal for testing services and violated the California False Claims Act. Specifically, the plaintiffs allege, among other things, that the Company violated certain regulations that govern billing to Medi-Cal (“Comparable Charge” regulations). A liability finding could lead to an injunction, fines or penalties, and exclusion from Medi-Cal, as well as claims by third parties.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          In the third quarter of 2010, the California Department of Health Care Services (the “Department”) conducted an audit of the Company’s billing to Medi-Cal. The Department contended that the Company’s billings were not consistent with applicable California regulations, as then interpreted by the Department. While the Company believes it is in compliance in all material respects with California requirements applicable to billing for clinical laboratory testing, the Company entered into an interim agreement under which it agreed to temporarily suspend billing Medi-Cal for a period of up to six months through March 1, 2011, during which it continued to provide services. The agreement was subsequently extended to May 16, 2011. The Company has continued to recognize revenue from Medi-Cal for services provided in accordance with its interpretation of California regulations related to billing for clinical laboratory testing.

          The Company engaged in discussions in an attempt to resolve the matters described above. Agreement with both the Attorney General and the Department was required to settle this matter. During the fourth quarter of 2010, the Company reached an understanding, which was highly conditioned, to settle these matters pursuant to which the Company would pay $241 million. Conditions included, but were not limited to, reaching an agreement regarding the manner in which the Company’s future billings would be treated by the Department. In subsequent discussions during the fourth quarter of 2010, the Attorney General and the Department rejected the Company’s proposals that would have addressed these outstanding issues. As a result, as of the issuance of the Company’s financial statements for 2010, settlement discussions had reached an impasse. Based on these facts and circumstances, the Company concluded that a liability was not probable as of December 31, 2010.

          In the first quarter of 2011, settlement discussions resumed. On May 9, 2011, the Company announced an agreement in principle to resolve these matters. While denying liability, in order to avoid the uncertainty, expense and risks of litigation, the Company agreed to resolve these matters for $241 million. The Company is paying this amount to resolve the Comparable Charge allegations; the Company will receive a full release of these and all other allegations in the complaint. The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, in lieu of such obligations for a transitional period, to provide Medi-Cal with a discount until the end of July 2012.

          As provided for in the agreement in principle, upon execution of a definitive agreement, the Company will resume billing for all unbilled services and expects to be reimbursed for all services provided prior to the date of a final settlement agreement. Such reimbursement is expected to be consistent with the related amounts accrued.

          The terms of the settlement are subject to the final negotiation and execution of a definitive agreement, and certain approvals by the State of California and final approval by the Company’s Board of Directors. There can be no assurance, however, when or whether a settlement may be finalized, or as to its terms. If a settlement is not finalized, the Company would continue to vigorously defend itself and could incur significant costs in doing so.

          As a result of the agreement in principle, the Company has recorded a pre-tax charge to earnings in the first quarter of 2011 of $236 million, which represents the cost to resolve the matters noted above and related claims, less amounts previously reserved for related matters, and reflects the Company’s current estimate of the expected probable loss with respect to these matters, assuming the settlement is finalized. If a settlement is not finalized, the eventual losses related to these matters could be materially different than the amount recorded and could be material to the Company’s results of operations, cash flows and financial condition in the period that such matters are determined or paid.

          In 2005, the Company received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General, seeking business records including records regarding the Company’s relationship with health maintenance organizations, independent physician associations, group purchasing organizations, and preferred provider organizations relating back to 1995. The Company has cooperated with the investigation. Subsequently, in November 2009, the U.S. District Court for the Southern District of New York partially unsealed a civil complaint, U.S. ex rel. Fair Laboratory Practices Associates v. Quest Diagnostics Incorporated, filed against the Company under the whistleblower provisions of the federal False Claims Act. The complaint alleges, among other things, violations of the federal Anti-Kickback Statute and the federal False Claims Act in connection with the Company’s pricing of laboratory services. The complaint seeks damages for alleged false claims associated with laboratory tests reimbursed by government payors, treble damages and civil penalties. In March 2011, the district court granted the Company’s motion to dismiss the relators’ complaint and disqualified the relators from pursuing an action based on the facts alleged in the complaint; the relators filed a notice of appeal. The government has been given additional time to decide whether to join the case.

          In June 2009, a shareholder plaintiff filed a purported derivative action in the Superior Court of New Jersey, Morris County, on behalf of the Company against certain present and former directors and officers of the Company based on, among other things, their alleged breaches of fiduciary duties in connection with the manufacture, marketing, sale and billing related to certain test kits manufactured by NID. The complaint includes claims for, among other things, breach of fiduciary duty and waste of corporate assets and seeks, among other things, damages and remission of compensation received by the individual defendants. The Company filed a motion to dismiss, which was granted.

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

          In August 2010, a shareholder derivative action was filed in the Superior Court of New Jersey, Morris County, on behalf of the Company against the directors and certain present officers of the Company. The complaint alleges that the defendants breached their fiduciary duties in connection with, among other things, alleged overcharges by the Company to Med-Cal for testing services, and seeks unspecified compensatory damages and equitable relief. The action was dismissed without prejudice.

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

          Management has established reserves in accordance with generally accepted accounting principles for the matters discussed above. Such reserves totaled approximately $246 million and $10 million as of March 31, 2011 and December 31, 2010, respectively. Management cannot predict the outcome of such matters. With the potential exception of the California Lawsuit, management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition. However, the outcome of such matters may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid.

          As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company’s client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company’s insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company’s historical and projected loss experience. Such reserves totaled approximately $134 million and $130 million as of March 31, 2011 and December 31, 2010, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company’s financial condition, the outcome may be material to the Company’s results of operations or cash flows in the period in which the impact of such claims is determined or paid.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

12.     DISCONTINUED OPERATIONS

          Summarized financial information for the discontinued operations of NID, a test kit manufacturing subsidiary which was closed in 2006, is set forth below:

	Three Months Ended March 31,

	2011	2010

Net revenues	$—	$—

Income (loss) from discontinued operations before income taxes	(92)	15
Income tax expense	(282)	(67)

Loss from discontinued operations, net of taxes	$(374)	$(52)

          The remaining balance sheet information related to NID was not material at March 31, 2011 and December 31, 2010.

13.     BUSINESS SEGMENT INFORMATION

          Clinical testing is an essential element in the delivery of healthcare services. Physicians use clinical tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical testing is generally categorized as clinical laboratory testing and anatomic pathology services. Clinical laboratory testing is performed on whole blood, serum, plasma and other body fluids, such as urine, and specimens such as microbiology samples. Anatomic pathology services are principally for the detection of cancer and are performed on tissues, such as biopsies, and other samples, such as human cells. Customers of the clinical testing business include patients, physicians, hospitals, employers, governmental institutions and other commercial clinical laboratories. The clinical testing business accounted for greater than 90% of net revenues from continuing operations in 2011 and 2010.

          All other operating segments include the Company’s non-clinical testing businesses and consist of its risk assessment services, clinical trials testing, healthcare information technology and diagnostics products businesses. The Company’s risk assessment business provides underwriting support services to the life insurance industry including teleunderwriting, specimen collection and paramedical examinations, laboratory testing, medical record retrieval, case management, motor vehicle reports, telephone inspections, prescription histories and credit checks. The Company’s clinical trials testing business provides clinical testing performed in connection with clinical research trials on new drugs, vaccines and certain medical devices. The Company’s healthcare information technology business is a developer and integrator of clinical connectivity and data management solutions for healthcare organizations, physicians and clinicians than can help improve patient care and medical practice. The Company’s diagnostics products business manufactures and markets products that enable healthcare professionals to make healthcare diagnoses, including products for point-of-care testing for the professional market.

          On April 19, 2006, the Company decided to discontinue NID’s operations and results of operations for NID have been classified as discontinued operations for all periods presented (see Note 12).

          At March 31, 2011, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

          The following table is a summary of segment information for the three months ended March 31, 2011 and 2010. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, including amortization of intangible assets and the charge to earnings in the first quarter of 2011 of $236 million related to an agreement in principle to resolve the California Lawsuit (see Note 11), are included in general corporate expenses below. The accounting policies of the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statements contained in the Company’s 2010 Annual Report on Form 10-K and Note 2 to the interim consolidated financial statements.

	Three Months Ended March 31,

	2011	2010

Net revenues:
Clinical laboratory testing business	$1,662,165	$1,657,067
All other operating segments	159,412	148,436

Total net revenues	$1,821,577	$1,805,503

Operating earnings (loss):
Clinical laboratory testing business	$310,284	$340,884
All other operating segments	8,012	2,400
General corporate expenses	(287,336)	(44,722)

Total operating income	30,960	298,562
Non-operating expenses, net	(28,022)	(21,979)

Income from continuing operations before taxes	2,938	276,583
Income tax expense	49,226	105,378

Income (loss) from continuing operations	(46,288)	171,205
Loss from discontinued operations, net of taxes	(374)	(52)

Net income (loss)	(46,662)	171,153
Less: Net income attributable to noncontrolling interests	7,199	8,705

Net income (loss) attributable to Quest Diagnostics	$(53,861)	$162,448

14.     SUBSEQUENT EVENTS

          Acquisition of Athena Diagnostics

          On February 24, 2011, the Company signed a definitive agreement to acquire Athena Diagnostics (“Athena”) from Thermo Fisher Scientific, Inc., in an all-cash transaction valued at approximately $740 million. Athena is the leading provider of advanced diagnostic tests related to neurological conditions, and generated revenues of approximately $110 million in 2010. The Company completed the acquisition of Athena on April 4, 2011.

          The Company financed the aggregate purchase price of $740 million and related transaction costs using a portion of the net proceeds from the Company’s 2011 Senior Notes Offering. See Note 7 for further discussion of the 2011 Senior Notes Offering.

          Acquisition of Celera Corporation

          On March 17, 2011, the Company entered into a definitive merger agreement with Celera Corporation (“Celera”) under which the Company agreed to acquire Celera in a transaction valued at approximately $344 million, net of $327 million in acquired cash and short-term investments. Celera is a healthcare business delivering personalized disease management through a combination of products and services incorporating proprietary discoveries. Celera generated revenues of $128 million in 2010.

          Under the terms of the definitive merger agreement, the Company, through a wholly-owned subsidiary, commenced a cash tender offer to purchase all of the outstanding shares of common stock of Celera for $8 per share in cash. On May 4, 2011, the Company announced that as a result of the tender offer, the Company has a controlling ownership interest in Celera. The tender offer is expected to be followed by a merger, in which the remaining shares of Celera common stock that have not been tendered into the tender offer will be converted into the right to receive $8 per share in cash. The

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

transaction is expected to close in the second quarter of 2011.

          The Company expects to finance the aggregate purchase price of approximately $671 million and related transaction costs with borrowings under its existing credit facilities and cash on hand.

15.     SUMMARIZED FINANCIAL INFORMATION

          The Company’s Senior Notes due 2011, Floating Rate Senior Notes due 2014, Senior Notes due 2015, Senior Notes due 2016, Senior Notes due 2017, Senior Notes due 2020, Senior Notes due 2021, Senior Notes due 2037 and Senior Notes due 2040 are fully and unconditionally guaranteed, jointly and severally, by the Subsidiary Guarantors. With the exception of Quest Diagnostics Receivables Incorporated (“QDRI”) (see paragraph below), the non-guarantor subsidiaries are primarily foreign subsidiaries and less than wholly-owned subsidiaries.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2011

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$198,489	$1,503,344	$191,287	$(71,543)	$1,821,577

Operating costs and expenses:
Cost of services	123,591	907,390	66,017	—	1,096,998
Selling, general and administrative	38,436	311,729	105,053	(7,360)	447,858
Amortization of intangible assets	163	8,149	1,537	—	9,849
Royalty (income) expense	(102,356)	102,356	—	—	—
Other operating expense (income), net	236,278	(214)	(152)	—	235,912

Total operating costs and expenses	296,112	1,329,410	172,455	(7,360)	1,790,617

Operating income (loss)	(97,623)	173,934	18,832	(64,183)	30,960
Non-operating (expense) income, net	(38,420)	(57,154)	3,369	64,183	(28,022)

Income (loss) from continuing operations before taxes	(136,043)	116,780	22,201	—	2,938
Income tax expense (benefit)	(3,614)	46,165	6,675	—	49,226

Income (loss) from continuing operations	(132,429)	70,615	15,526	—	(46,288)
Loss from discontinued operations, net of taxes	—	(374)	—	—	(374)
Equity earnings from subsidiaries	78,568	—	—	(78,568)	—

Net income (loss)	(53,861)	70,241	15,526	(78,568)	(46,662)
Less: Net income attributable to noncontrolling interests	—	—	7,199	—	7,199

Net income (loss) attributable to Quest Diagnostics	$(53,861)	$70,241	$8,327	$(78,568)	$(53,861)

Condensed Consolidating Statement of Operations
Three Months Ended March 31, 2010

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$211,221	$1,482,590	$192,336	$(80,644)	$1,805,503

Operating costs and expenses:
Cost of services	122,587	879,787	63,999	—	1,066,373
Selling, general and administrative	23,078	314,118	100,868	(7,331)	430,733
Amortization of intangible assets	17	7,631	1,711	—	9,359
Royalty (income) expense	(101,492)	101,492	—	—	—
Other operating expense (income), net	1,025	233	(782)	—	476

Total operating costs and expenses	45,215	1,303,261	165,796	(7,331)	1,506,941

Operating income	166,006	179,329	26,540	(73,313)	298,562
Non-operating (expense) income, net	(30,559)	(66,445)	1,712	73,313	(21,979)

Income from continuing operations before taxes	135,447	112,884	28,252	—	276,583
Income tax expense	51,485	45,747	8,146	—	105,378

Income from continuing operations	83,962	67,137	20,106	—	171,205
Loss from discontinued operations, net of taxes	—	(52)	—	—	(52)
Equity earnings from subsidiaries	78,486	—	—	(78,486)	—

Net income	162,448	67,085	20,106	(78,486)	171,153
Less: Net income attributable to noncontrolling interests	—	—	8,705	—	8,705

Net income attributable to Quest Diagnostics	$162,448	$67,085	$11,401	$(78,486)	$162,448

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Balance Sheet
March 31, 2011

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$937,004	$5,605	$51,633	$—	$994,242
Accounts receivable, net	21,254	135,110	783,994	—	940,358
Other current assets	100,869	166,358	98,158	—	365,385

Total current assets	1,059,127	307,073	933,785	—	2,299,985
Property, plant and equipment, net	175,668	605,582	40,276	—	821,526
Goodwill and intangible assets, net	156,075	5,272,221	485,990	—	5,914,286
Intercompany receivable (payable)	69,410	328,739	(398,149)	—	—
Investment in subsidiaries	6,294,520	—	—	(6,294,520)	—
Other assets	233,271	9,953	49,433	(103,725)	188,932

Total assets	$7,988,071	$6,523,568	$1,111,335	$(6,398,245)	$9,224,729

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$887,236	$195,696	$54,394	$—	$1,137,326
Current portion of long-term debt	483,670	144,258	1,310	—	629,238

Total current liabilities	1,370,906	339,954	55,704	—	1,766,564
Long-term debt	3,251,482	18,422	324,739	—	3,594,643
Other liabilities	151,093	523,025	55,125	(103,725)	625,518
Stockholders’ equity:
Quest Diagnostics stockholders’ equity	3,214,590	5,642,167	652,353	(6,294,520)	3,214,590
Noncontrolling interests	—	—	23,414	—	23,414

Total stockholders’ equity	3,214,590	5,642,167	675,767	(6,294,520)	3,238,004

Total liabilities and stockholders’equity	$7,988,071	$6,523,568	$1,111,335	$(6,398,245)	$9,224,729

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$(53,861)	$70,241	$15,526	$(78,568)	$(46,662)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,335	47,997	4,033	—	63,365
Provision for doubtful accounts	1,418	14,046	61,912	—	77,376
Provision for special charge	236,000	—	—	—	236,000
Other, net	(107,207)	8,351	(739)	78,568	(21,027)
Changes in operating assets and liabilities	38,251	(40,044)	(146,679)	—	(148,472)

Net cash provided by (used in) operating activities	125,936	100,591	(65,947)	—	160,580
Net cash used in investing activities	(12,603)	(27,920)	(2,076)	1,846	(40,753)
Net cash provided by (used in) financing activities	431,146	(67,994)	63,808	(1,846)	425,114

Net change in cash and cash equivalents	544,479	4,677	(4,215)	—	544,941
Cash and cash equivalents, beginning of period	392,525	928	55,848	—	449,301

Cash and cash equivalents, end of period	$937,004	$5,605	$51,633	$—	$994,242

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$162,448	$67,085	$20,106	$(78,486)	$171,153
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,348	46,853	4,132	—	63,333
Provision for doubtful accounts	1,471	12,107	62,701	—	76,279
Other, net	(22,721)	(22,860)	(9,034)	78,486	23,871
Changes in operating assets and liabilities	67,891	(106,426)	(56,886)	—	(95,421)

Net cash provided by (used in) operating activities	221,437	(3,241)	21,019	—	239,215
Net cash used in investing activities	(50,483)	(29,595)	(1,189)	38,673	(42,594)
Net cash (used in) provided by financing activities	(261,525)	37,412	(4,852)	(38,673)	(267,638)

Net change in cash and cash equivalents	(90,571)	4,576	14,978	—	(71,017)
Cash and cash equivalents, beginning of period	464,958	17,457	51,841	—	534,256

Cash and cash equivalents, end of period	$374,387	$22,033	$66,819	$—	$463,239

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

          While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for most of our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about one-half of our total costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. These accounting policies have been described in our Annual Report on Form 10-K for the year ended December 31, 2010.

          Acquisitions

          Acquisition of Athena Diagnostics

          On February 24, 2011, we signed a definitive agreement to acquire Athena Diagnostics (“Athena”) from Thermo Fisher Scientific, Inc., in an all-cash transaction valued at approximately $740 million. Athena is the leading provider of advanced diagnostic tests related to neurological conditions, and generated revenues of approximately $110 million in 2010. We completed the acquisition of Athena on April 4, 2011 (see Note 14 to the interim consolidated financial statements for further details).

          Acquisition of Celera Corporation

          On March 17, 2011, we entered into a definitive merger agreement with Celera Corporation (“Celera”) under which we agreed to acquire Celera for $8 per share, in a transaction valued at approximately $344 million, net of $327 million in acquired cash and short-term investments. Celera is a healthcare business delivering personalized disease management through a combination of products and services incorporating proprietary discoveries. Celera generated revenues of $128 million in 2010. On May 4, 2011, we announced that as a result of the tender offer, we have a controlling ownership interest in Celera. The transaction is expected to close in the second quarter of 2011 (see Note 14 to the interim consolidated financial statements for further details).

          Results of Operations

          Our clinical testing business currently represents our one reportable business segment. In both 2011 and 2010, our clinical testing business accounted for greater than 90% of net revenues. Our other operating segments consist of our risk assessment services, clinical trials testing, healthcare information technology and diagnostic products businesses. Our business segment information is disclosed in Note 13 to the interim consolidated financial statements.

          Agreement in Principle Related to the California Lawsuit

          As a result of settlement discussions which resumed in the first quarter of 2011, on May 9, 2011, we announced an agreement in principle to resolve a previously disclosed civil lawsuit brought by a California competitor in which the State of California intervened (the “California Lawsuit”). In the lawsuit, the plaintiffs allege, among other things, that we overcharged Medi-Cal for testing services and violated the California False Claims Act. Specifically, the plaintiffs allege, among other things, that we violated certain regulations that govern billing to Medi-Cal (“Comparable Charge” regulations). While denying liability, in order to avoid the uncertainty, expense and risks of litigation, we agreed to resolve these matters for $241 million. We are paying this amount to resolve the Comparable Charge allegations; we will receive a full release of these and all other allegations in the complaint. We also agreed to certain reporting obligations regarding our pricing for a limited time period and, in lieu of such obligations for a transitional period, to provide Medi-Cal with a discount until the end of July 2012.

          As provided for in the agreement in principle, upon execution of a definitive agreement, we will resume billing for all unbilled services and expect to be reimbursed for all services provided prior to the date of a final settlement agreement. Such reimbursement is expected to be consistent with the related amounts accrued.

          The terms of the settlement are subject to the final negotiation and execution of a definitive agreement, and certain approvals by the State of California and final approval by our Board of Directors. There can be no assurance, however, when or whether a settlement may be finalized, or as to its terms. If a settlement is not finalized, we would continue to vigorously defend ourselves and could incur significant costs in doing so.

          As a result of the agreement in principle, we have recorded a pre-tax charge to earnings in the first quarter of 2011 of $236 million (the “Medi-Cal charge”), or $1.19 per share, which represents the cost to resolve the matters noted above and related claims, less amounts previously reserved for related matters, and reflects our current estimate of the expected probable loss with respect to these matters, assuming the settlement is finalized. If a settlement is not finalized, the eventual losses related to these matters could be materially different than the amount recorded and could be material to our results of operations, cash flows and financial condition in the period that such matters are determined or paid.

          We expect to fund the $241 million payment upon the execution of a final settlement agreement, which is currently expected in the second quarter of 2011, with cash on hand and borrowings under our existing credit facilities. See Note 11 to the interim consolidated financial statements for further details.

          Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010

          Continuing Operations

	2011	2010	% Change Increase (decrease)

	(dollars in millions, except per share data)

Net revenues	$1,821.6	$1,805.5	0.9%
Income (loss) from continuing operations	(53.5)	162.5	(132.9%)
Earnings (loss) per diluted share	$(0.33)	$0.89	(137.1%)

          Results for the three months ended March 31, 2011 were affected by a number of items which impacted earnings per share by $1.33. As noted earlier, we recorded a pre-tax charge in “other operating expense, net” in the first quarter of 2011 of $236 million, or $1.19 per share, associated with the California Lawsuit. Also included in the quarter were $13.3 million of pre-tax charges, or $0.05 per diluted share, principally associated with workforce reductions. Of these costs, $9.0 million and $4.3 million were included in cost of services and selling, general and administrative expenses, respectively. Results for the quarter also included $4.7 million of pre-tax transaction costs, or $0.02 per diluted share, associated with the acquisitions of Athena and Celera. Of these costs, $2.3 million, primarily related to professional and filing fees, was recorded in selling, general and administrative expenses and $2.4 million of financing related costs were recorded in interest expense, net. In addition, we estimate that the impact of severe weather during the quarter adversely affected operating income by $18.5 million, or $0.07 per diluted share.

          Results for the three months ended March 31, 2010 were affected by a number of items which impacted earnings per share by $0.11. Included in the quarter were pre-tax charges of $17.3 million, or $0.06 per diluted share, principally associated with workforce reductions. Of these costs, $4.5 million and $12.8 million were included in cost of services and selling, general and administrative expenses, respectively. In addition, we estimate that the impact of severe weather during the quarter adversely affected operating income by $14.1 million, or $0.05 per diluted share.

          Net Revenues

          Net revenues for the period ended March 31, 2011 grew approximately 1% compared to the prior year. Clinical testing revenue, which accounted for over 90% of our consolidated revenues, grew 0.3%. We estimate that the impact of severe weather in the first quarter of 2011 adversely affected net revenues by $25.7 million. Clinical testing volume, measured by the number of requisitions, increased by 2% over the prior year period. The year-over-year volume comparisons benefitted by an estimated 1% due to the number of business days in the quarter. In addition, while severe weather impacted revenues and volume in the first quarters of 2011 and 2010, the impact was greater in 2011 (estimated at 1.4%) than in 2010 (estimated at 1.1%) and adversely impacted the year over year comparisons by 0.3%. After considering the impact of business days and severe weather in each year, underlying volume grew an estimated 1.3% compared to the prior year and reflects continued improvement. Pre-employment drug testing volume, which has continued to rebound, grew about 11% in the quarter.

          Revenue per requisition for the three months ended March 31, 2011 decreased 1.7% below the prior year period. Revenue per requisition continues to benefit from an increased mix in gene-based and esoteric testing and an increase in the number of tests ordered per requisition. Offsetting these benefits were business and payor mix changes, including an increase in lower priced drugs-of-abuse testing and a decrease in higher priced anatomic pathology testing; price changes in connection with several large contract extensions executed in the first half of last year; and the 1.75% Medicare fee schedule decrease, which went into effect January 1, 2011 and served to decrease revenue per requisition by 0.3%.

          Our businesses other than clinical laboratory testing accounted for approximately 9% of our net revenues for both the first quarter of 2011 and 2010. These businesses include our risk assessment services, clinical trials testing, healthcare information technology, and diagnostic products businesses. For the three months ended March 31, 2011, revenue in our non-clinical testing businesses, which contain most of our international operations, grew by approximately 7%.

          Operating Costs and Expenses

	2011		2010		Change Increase (decrease)

	$	% Net Revenues	$	% Net Revenues	$	% Net Revenues

	(dollars in millions)
Cost of services	$1,097.0	60.2%	$1,066.4	59.1%	$30.6	1.1%
Selling, general and administrative expenses (SG&A)	447.9	24.6	430.7	23.9	17.2	0.7
Amortization of intangible assets	9.8	0.5	9.4	0.5	0.4	—
Other operating expense, net	235.9	13.0	0.4	—	235.5	13.0

Total operating costs and expenses	$1,790.6	98.3%	$1,506.9	83.5%	$283.7	14.8%

Bad debt expense (included in SG&A)	$77.4	4.2%	$76.3	4.2%	$1.1	—%

          Total Operating Costs and Expenses

          For the first quarter of 2011, the impacts of the Medi-Cal charge, severe weather, lower revenue per requisition, higher costs associated with employee compensation and benefits, and investments we have made in our sales force and service capabilities, as well as costs related to the Athena and Celera transactions, served to increase total operating expenses as a percent of net revenues compared to the prior year period. Partially offsetting these increases was a year-over-year reduction in costs associated with actions we have taken to adjust our cost structure, primarily associated with workforce reductions. Results for the three months ended March 31, 2011 included a pre-tax charge of $236 million recorded in connection with the California Lawsuit. Results for the three months ended March 31, 2011 and 2010 included pre-tax charges principally associated with workforce reductions of $13.3 million ($9.0 million in cost of services and $4.3 million in selling, general and administrative expenses) and $17.3 million ($4.5 million in cost of services and $12.8 million in selling, general and administrative expenses), respectively. Selling, general and administrative expenses for the three months ended March 31, 2011 also included $2.3 million of pre-tax transaction costs related to professional and filing fees associated with the acquisitions of Athena and Celera.

          Cost of Services

          Cost of services includes the costs of obtaining, transporting and testing specimens. The increase in cost of services as a percentage of net revenues for the three months ended March 31, 2011 compared to the prior year period primarily reflects the impacts of severe weather and a decrease in revenue per requisition, a $4.5 million increase in pre-tax charges associated with workforce reductions and higher costs associated with employee compensation and benefits and investments we have made in service capabilities.

          Selling, General and Administrative Expenses

          Selling, general and administrative expenses include the costs of the sales force, billing operations, bad debt expense and general management and administrative support. The increase in selling, general and administrative expenses as a percentage of net revenues for the three months ended March 31, 2011 compared to the prior year period primarily reflects the impact of severe weather and a decrease in revenue per requisition, higher costs associated with employee compensation and benefits and investments we have made in our sales force, and $2.3 million of pre-tax transaction costs related to the Athena and Celera acquisitions. These increases were partially offset by an $8.5 million decrease in pre-tax charges associated with workforce reductions.

          For the three months ended March 31, 2011 bad debt expense, as a percentage of net revenues, has remained unchanged from the prior year period.

          Other Operating Expense, net

          Other operating expense, net includes special charges, and miscellaneous income and expense items related to operating activities. For the three months ended March 31, 2011, other operating expense, net included a pre-tax charge of $236 million recorded in connection with the California Lawsuit.

          Operating Income

	2011		2010		Change Increase (decrease)

	$	% Net Revenues	$ % Net Revenues		$	% Net Revenues

			(dollars in millions)
Operating income	$31.0	1.7%	$298.6	16.5%	$(267.6)	(14.8%	)

          For the first quarter of 2011, the impacts of the Medi-Cal charge, severe weather, lower revenue per requisition, higher costs associated with employee compensation and benefits, investments we have made in our sales force and service capabilities, and costs related to the Athena and Celera transactions, served to decrease operating income as a percent of net revenues compared to the prior year period. Partially offsetting these decreases was a year-over-year reduction in costs associated with actions we have taken to adjust our cost structure, primarily associated with workforce reductions.

          Interest Expense, net

	2011	2010	Change Increase (decrease)

		(dollars in millions)

Interest expense, net	$37.9	$36.0	$1.9

          Interest expense, net for the three months ended March 31, 2011 increased from the prior year period, primarily due to $2.4 million of financing commitment fees related to the acquisition of Celera which were expensed in the first quarter of 2011. See Note 14 to the interim consolidated financial statements for further details regarding the acquisition of Celera.

          Other Income, net

          Other income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets. For the three months ended March 31, 2011 and 2010, other income, net consisted of the following:

	2011	2010	Change Increase (decrease)

		(dollars in millions)
Investment gains associated with our supplemental deferred compensation plans	$2.1	$2.6	$(0.5)
(Loss) gain on an investment	(0.2)	4.0	(4.2)
Other income (expense) items, net	0.3	(0.6)	0.9

Total other income, net	$2.2	$6.0	$(3.8)

          Income Tax Expense

	2011	2010	Change Increase (decrease)

		(dollars in millions)

Income tax expense	$49.2	$105.4	$(56.2)

          The increase in the effective income tax rate for the three months ended March 31, 2011 is primarily due to a charge recorded in the first quarter of 2011 associated with the California Lawsuit (see Note 11 to the interim consolidated financial statements), a portion for which a tax benefit has not been recorded.

          Discontinued Operations

          Loss from discontinued operations, net of taxes, for the three months ended March 31, 2011 and 2010 was $0.4 million and $0.1 million, respectively, with no impact on diluted earnings per share in either period. See Note 12 to the interim consolidated financial statements for further details.

          Quantitative and Qualitative Disclosures About Market Risk

          We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. We believe that our exposures to foreign exchange impacts and changes in commodities prices are not material to our consolidated financial condition or results of operations. See Note 8 to the interim consolidated financial statements for additional discussion of our financial instruments and hedging activities.

          At March 31, 2011 and December 2010, the fair value of our debt was estimated at approximately $4.4 billion and $3.1 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2011 and December 31, 2010, the estimated fair value exceeded the carrying value of the debt by $126 million and $80 million, respectively. A hypothetical 10% increase in interest rates (representing 43 basis points and 45 basis points at March 31, 2011 and December 31, 2010, respectively) would potentially reduce the estimated fair value of our debt by approximately $126 million and $89 million at March 31, 2011 and December 31, 2010, respectively.

          Borrowings under our floating rate senior notes due 2014, our term loan due May 2012, our senior unsecured revolving credit facility and our secured receivables credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest on our term loan due May 2012 and our senior unsecured revolving credit facility are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. At March 31, 2011, the borrowing rates under these debt instruments were: for our floating rate senior notes due 2014, LIBOR plus 0.85%; for our term loan due May 2012, LIBOR, plus 0.40%; for our senior unsecured credit facility, LIBOR, plus 0.40%; and for our secured receivables credit facility, 1.16%. At March 31, 2011, the weighted average LIBOR was 0.3%. At March 31, 2011, $200 million and $742 million were outstanding under our floating rate senior notes due 2014 and our term loan due May 2012, respectively. There were no borrowings outstanding under our $750 million senior unsecured revolving credit facility or our $525 million secured receivables credit facility as of March 31, 2011.

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

          In March 2011, we entered into various fixed-to-variable interest rate swap agreements which have a notional amount totaling $200 million and a variable interest rate based on six-month LIBOR plus 0.54%. These derivative financial instruments are accounted for as fair value hedges of a portion of our Senior Notes due 2016. In addition, in previous years we entered into various fixed-to-variable interest rate swap agreements with a notional amount of $350 million and a variable interest rate based on one-month LIBOR plus 1.33% that were accounted for as fair value hedges of a portion of our Senior Notes due 2020. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 4 basis points) would impact annual interest expense by approximately $0.5 million, assuming no changes to the debt outstanding at March 31, 2011.

          The fair value of the fixed-to-variable interest rate swap agreements related to our Senior Notes due 2016 was a liability of $2.7 million at March 31, 2011. A hypothetical 10% change in interest rates (representing 30 basis points) would potentially change the fair value of the liability by $3 million. The fair value of the fixed-to-variable interest rate swap agreements related to our Senior Notes due 2020 was an asset of $3.3 million at March 31, 2011. A hypothetical 10% change in interest rates (representing 30 basis points) would potentially change the fair value of this asset by $9 million.

          For further details regarding our outstanding debt, see Note 10 to the consolidated financial statements included in our 2010 Annual Report on Form 10-K for the year ended December 31, 2010 and Note 7 to the interim consolidated financial statements. For details regarding our financial instruments, see Note 8 to the interim consolidated financial statements.

          Risk Associated with Investment Portfolio

          Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying values of our available-for-sale equity securities and privately held securities were $15.7 million at March 31, 2011.

          We regularly evaluate the fair value measurements of our equity investments to determine if losses in value are other than temporary and if an impairment loss has been incurred. The evaluation considers whether the security has the ability to recover and, if so, the estimated recovery period. Other factors that are considered in this evaluation include the amount of the other-than-temporary decline and its duration, the issuer’s financial condition and short-term prospects, and whether the market decline was caused by overall economic conditions or conditions specific to the individual security.

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

          Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at March 31, 2011 totaled $994 million, $750 million of which was used to fund the acquisition of Athena and related costs, shortly after the end of the quarter. This compares to $449 million at December 31, 2010. Cash and cash equivalents consist of cash and highly liquid short-term investments. For the three months ended March 31, 2011, cash flows from operating activities of $161 million, together with cash flows from financing activities of $425 million, were the principal contributors to the increase in the cash balance. Cash and cash equivalents at March 31, 2010 totaled $463 million, compared to $534 million at December 31, 2009. Cash flows from operating activities in the first quarter of 2010 of $239 million and cash on hand were used to fund investing and financing activities of $43 million and $268 million, respectively.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for the three months ended March 31, 2011 was $161 million compared to $239 million in the prior year period. This decrease was principally driven by an increase in accounts receivable, together with higher payments for interest, taxes and restructuring charges and lower net income, partially offset by reduced payments associated with variable compensation plans. Days sales outstanding, a measure of billing and collection efficiency, were 44 days at March 31, 2011 and December 31, 2010, compared to 41 days at March 31, 2010. The increase in days sales outstanding from March 31, 2010 is primarily due to the temporary suspension of billing to Medi-Cal, the California Medicaid program. See Note 11 to the interim consolidated financial statements for a further discussion of Medi-Cal.

          Cash Flows from Investing Activities

          Net cash used in investing activities for the three months ended March 31, 2011 and 2010 was $41 million and $43 million, respectively, and consisted principally of capital expenditures.

          Cash Flows from Financing Activities

          Net cash provided by financing activities for the three months ended March 31, 2011 was $425 million, consisting primarily of net increases in debt of $1.24 billion, and proceeds from the exercise of stock options and related tax benefits totaling $58 million, partially offset by purchases of treasury stock of $835 million, dividend payments of $17 million and $10 million of payments primarily related to debt issuance costs incurred in connection with our senior notes offering in the first quarter of 2011. The net increase in debt consists of $1.8 billion of borrowings and $0.6 billion of repayments.

          In February 2011, borrowings of $500 million under our secured receivables credit facility and $75 million under our senior unsecured credit facility, together with $260 million of cash on hand, were used to fund purchases of treasury stock totaling $835 million. In addition, we completed a $1.25 billion senior notes offering in March 2011 (the “2011 Senior Notes”). We used $485 million of the $1.24 billion in net proceeds from the 2011 Senior Notes offering, together with $90 million of cash on hand, to fund the repayment of $500 million outstanding under our secured receivables credit facility, and the repayment of $75 million outstanding under our unsecured revolving credit facility. The remaining portion of the net proceeds from the 2011 Senior Notes offering were used to fund our acquisition of Athena on April 4, 2011 (see Note 14 to the interim financial statements for further details). The 2011 Senior Notes are further described in Note 7 to the interim consolidated financial statements.

          Net cash used in financing activities for the three months ended March 31, 2010 was $268 million, consisting primarily of purchases of treasury stock totaling $251 million, dividend payments of $18 million and a decrease in book overdrafts of $12 million, partially offset by $19 million in proceeds from the exercise of stock options, including related tax benefits.

          Dividends

          During each of the quarters of 2011 and 2010, our Board of Directors declared a quarterly cash dividend of $0.10 per common share. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchases

          In January 2011, our Board of Directors authorized $750 million of additional share repurchases of our common stock, increasing our total available authorization at that time to $1 billion. The share repurchase authorization has no set expiration or termination date.

          For the three months ended March 31, 2011, we repurchased 15.4 million shares of our common stock from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $54.30 per share for a total of $835 million. At March 31, 2011, $165 million remained available under the share repurchase authorizations.

          In January 2010, we executed an accelerated share repurchase transaction with a bank to repurchase 4.5 million shares of our outstanding common stock for an initial purchase price of $56.05 per share. The purchase price of these shares was subject to an adjustment based on the volume weighted average price of our common stock during a period following execution of the agreement. The total cost of the initial purchase was $250 million. The purchase price adjustment was settled in the first quarter of 2010 and resulted in an additional cash payment of $0.7 million, for a final purchase price of $251 million, or $56.21 per share.

          Contractual Obligations and Commitments

          The following table summarizes certain of our contractual obligations as of March 31, 2011:

	Payments due by period

	(in thousands)
Contractual Obligations	Total	Remainder of 2011	1-3 years	3 –5 years	After 5 years

Outstanding debt	$4,201,271	$341,271	$560,000	$700,000	$2,600,000
Capital lease obligations	47,072	5,998	15,198	11,411	14,465
Interest payments on outstanding debt	2,255,438	103,037	309,858	303,484	1,539,059
Operating leases	629,968	133,004	231,420	120,622	144,922
Purchase obligations	82,319	36,784	36,114	8,924	497

Total contractual obligations	$7,216,068	$620,094	$1,152,590	$1,144,441	$4,298,943

          Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of March 31, 2011 applied to the March 31, 2011 balances, which are assumed to remain outstanding through their maturity dates.

          A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 10 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K, as updated in Note 7 to the interim consolidated financial statements. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase product or services at December 31, 2010 is contained in Note 15 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K.

          As of March 31, 2011, our total liabilities associated with unrecognized tax benefits were approximately $154 million, which were excluded from the table above. We believe it is reasonably possible that these liabilities may decrease by up to $18 million within the next twelve months, primarily as a result of the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 5 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

          Our credit agreements and our term loan due May 2012 contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of March 31, 2011, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

          Requirements and Capital Resources

          We estimate that we will invest approximately $220 million during 2011 for capital expenditures, including assets under capitalized leases, to support and expand our existing operations, principally related to investments in information technology, equipment and facility upgrades. We expect to fund the repayment of the current portion of our long-term debt using cash on hand and existing credit facilities.

          As of March 31, 2011, $1.3 billion of borrowing capacity was available under our existing credit facilities, consisting of $525 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

          On May 9, 2011, we announced an agreement in principle to resolve the California Lawsuit. In connection with the agreement in principle, we agreed to pay $241 million to resolve these matters. We expect to fund the payment upon the execution of a final agreement, which is currently expected in the second quarter of 2011, with cash on hand and borrowings under our existing credit facilities. See Note 11 to the interim consolidated financial statement for further details.

          On March 17, 2011, we entered into a definitive merger agreement with Celera under which we agreed to acquire Celera for $8 per share, representing a transaction value of approximately $344 million, net of $327 million in acquired cash and short-term investments. We will finance the aggregate purchase price of approximately $671 million and related transaction costs with borrowings under our existing credit facilities and cash on hand.

          On April 4, 2011, we used approximately $750 million of cash on hand to fund the acquisition of Athena. We financed the aggregate purchase price of $740 million and the related transaction costs using a portion of the net proceeds from our 2011 Senior Notes Offering. See Note 14 to the interim consolidated financial statements for additional information regarding these transactions.

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

          We believe that cash and cash equivalents on hand and cash from operations, together with our borrowing capacity under our credit facilities, will provide sufficient financial flexibility to meet seasonal working capital requirements, capital expenditures, debt service requirements and other obligations, cash dividends on common shares, share repurchases and additional growth opportunities for the foreseeable future. We believe that our credit profile should provide us with access to additional financing, if necessary, to fund growth opportunities that cannot be funded from existing sources.

          Impact of New Accounting Standards

          There are no recently issued accounting pronouncements that we have not yet adopted that are expected to have a material effect on our financial position, results of operations or cash flows.

          Forward-Looking Statements

          Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could significantly cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, adverse results from pending or future government investigations, lawsuits or private actions, the competitive environment, changes in government regulations, changing relationships with customers, payers, suppliers and strategic partners and other factors discussed in “Business,” “Risk Factors,” “Cautionary Factors That May Affect Future Results,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” in our 2010 Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” in our 2011 Quarterly Reports on Form 10-Q and other items throughout the 2010 Form 10-K and our 2011 Quarterly Report on Form 10-Q and Current Report on Form 8-K.

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

          During the first quarter of 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

          See Note 11 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

          The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the first quarter of 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

January 1, 2011 – January 31, 2011
Share Repurchase Program (A)	—	$—	—	$1,000,050
Employee Transactions (B)	443	$54.72	N/A	N/A
February 1, 2011 – February 28, 2011
Share Repurchase Program (A)	15,377,551	$54.30	15,377,551	$165,049
Employee Transactions (B)	272,566	$56.93	N/A	N/A
March 1, 2011 – March 31, 2011
Share Repurchase Program (A)	—	$—	—	$165,049
Employee Transactions (B)	61,464	$56.50	N/A	N/A
Total
Share Repurchase Program (A)	15,377,551	$54.30	15,377,551	$165,049
Employee Transactions (B)	334,473	$56.85	N/A	N/A

(A)

In January 2011, our Board of Directors authorized the Company to repurchase an additional $750 million of the Company’s common stock, increasing the total available authorization at that time to $1 billion. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $4.5 billion of share repurchases of our common stock through March 31, 2011. The share repurchase authorization has no set expiration or termination date.

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

Item 6.	Exhibits

Exhibits:

10.1	Confirmation between Quest Diagnostics Incorporated and Barclays Bank PLC acting through its Agent Barclays Capital, Inc., dated January 28, 2010.

10.2	Common Stock Purchase Agreement dated January 31, 2011 by and between Quest Diagnostics Incorporated and GlaxoSmithKline plc.

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20110331.xml

101.SCH	dgx-20110331.xsd

101.CAL	dgx-20110331_cal.xml

101.DEF	dgx-20110331_def.xml

101.LAB	dgx-20110331_lab.xml

101.PRE	dgx-20110331_pre.xml

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 9, 2011
Quest Diagnostics Incorporated

By	/s/ Surya N. Mohapatra

Surya N. Mohapatra, Ph.D.
Chairman of the Board, President and
Chief Executive Officer

By	/s/ Robert A. Hagemann

Robert A. Hagemann
Senior Vice President and
Chief Financial Officer