Form 10-Q
period 2011-06-30
QUEST DIAGNOSTICS INC
filed 2011-07-27
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
Commission file number 001-12215

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
Yes ☐  No ☒

As of July 21, 2011, there were outstanding 158,286,303 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Index to consolidated financial statements filed as part of this report:

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010	2

	Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	4

	Consolidated Statements of Stockholders’ Equity for the Six Months Ended June 30, 2011 and 2010	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”	44

Item 4.	Controls and Procedures

	Controls and Procedures	44

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net revenues	$1,903,201	$1,874,727	$3,724,778	$3,680,230

Operating costs and expenses:
Cost of services	1,104,394	1,078,971	2,201,392	2,145,344
Selling, general and administrative	462,789	419,412	910,647	850,145
Amortization of intangible assets	18,592	9,270	28,441	18,629
Other operating expense, net	572	1,180	236,484	1,656

Total operating costs and expenses	1,586,347	1,508,833	3,376,964	3,015,774

Operating income	316,854	365,894	347,814	664,456

Other income (expense):
Interest expense, net	(46,581)	(36,367)	(84,510)	(72,322)
Equity earnings in unconsolidated joint ventures	7,869	7,385	15,568	15,349
Other (expense) income, net	(346)	(7,119)	1,862	(1,107)

Total non-operating expenses, net	(39,058)	(36,101)	(67,080)	(58,080)

Income from continuing operations before taxes	277,796	329,793	280,734	606,376
Income tax expense	105,762	125,651	154,988	231,029

Income from continuing operations	172,034	204,142	125,746	375,347
Loss from discontinued operations, net of taxes	(507)	(266)	(881)	(318)

Net income	171,527	203,876	124,865	375,029
Less: Net income attributable to noncontrolling interests	8,384	9,261	15,583	17,966

Net income attributable to Quest Diagnostics	$163,143	$194,615	$109,282	$357,063

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$163,650	$194,881	$110,163	$357,381
Loss from discontinued operations, net of taxes	(507)	(266)	(881)	(318)

Net income	$163,143	$194,615	$109,282	$357,063

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$1.03	$1.08	$0.68	$1.98
Loss from discontinued operations	—	—	—	—

Net income	$1.03	$1.08	$0.68	$1.98

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$1.02	$1.07	$0.68	$1.96
Loss from discontinued operations	—	—	(0.01)	—

Net income	$1.02	$1.07	$0.67	$1.96

Weighted average common shares outstanding:
Basic	157,607	178,920	159,548	179,570
Diluted	159,352	180,760	161,278	181,572

Dividends per common share	$0.10	$0.10	$0.20	$0.20

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2011 AND DECEMBER 31, 2010
(in thousands, except per share data)

	June 30, 2011	December 31, 2010

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$184,218	$449,301
Accounts receivable, net of allowance for doubtful accounts of $244,156 and $228,917 at June 30, 2011 and December 31, 2010, respectively	929,372	845,299
Inventories	87,967	76,572
Deferred income taxes	166,739	142,470
Prepaid expenses and other current assets	109,659	91,775

Total current assets	1,477,955	1,605,417
Property, plant and equipment, net	820,593	834,376
Goodwill	5,816,969	5,101,938
Intangible assets, net	1,082,171	796,405
Other assets	233,503	189,494

Total assets	$9,431,191	$8,527,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$998,682	$865,272
Short-term borrowings and current portion of long-term debt	994,675	348,996

Total current liabilities	1,993,357	1,214,268
Long-term debt	3,332,931	2,641,160
Other liabilities	654,307	618,077
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both June 30, 2011 and December 31, 2010; 214,597 shares and 214,173 shares issued at June 30, 2011 and December 31, 2010, respectively	2,146	2,142
Additional paid-in capital	2,317,074	2,311,421
Retained earnings	3,945,037	3,867,420
Accumulated other comprehensive income	34,043	10,626
Treasury stock, at cost; 56,385 shares and 43,456 shares at June 30, 2011 and December 31, 2010, respectively	(2,869,150)	(2,158,129)

Total Quest Diagnostics stockholders’ equity	3,429,150	4,033,480
Noncontrolling interests	21,446	20,645

Total stockholders’ equity	3,450,596	4,054,125

Total liabilities and stockholders’ equity	$9,431,191	$8,527,630

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)
(in thousands)

	Six Months Ended June 30,

	2011	2010

Cash flows from operating activities:
Net income	$124,865	$375,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,084	126,307
Provision for doubtful accounts	145,985	148,403
Deferred income tax provision (benefit)	8,890	(3,702)
Stock-based compensation expense	35,192	28,575
Excess tax benefits from stock-based compensation arrangements	(4,786)	(4)
Provision for special charge	236,000	—
Other, net	6,430	11,266
Changes in operating assets and liabilities:
Accounts receivable	(194,057)	(193,168)
Accounts payable and accrued expenses	(74,546)	(84,590)
Settlement of special charge	(241,000)	—
Income taxes payable	39,323	41,780
Other assets and liabilities, net	1,703	(1,512)

Net cash provided by operating activities	220,083	448,384

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(1,136,380)	—
Sale of securities acquired in business acquisition	213,541	—
Capital expenditures	(78,624)	(88,848)
Increase in investments and other assets	(6,503)	(3,196)

Net cash used in investing activities	(1,007,966)	(92,044)

Cash flows from financing activities:
Proceeds from borrowings	2,433,329	—
Repayments of debt	(1,108,786)	(1,487)
Purchases of treasury stock	(835,001)	(425,773)
Exercise of stock options	97,216	40,174
Excess tax benefits from stock-based compensation arrangements	4,786	4
Dividends paid	(32,930)	(36,430)
Distributions to noncontrolling interests	(16,850)	(16,830)
Other financing activities	(18,964)	(2,366)

Net cash provided by (used in) financing activities	522,800	(442,708)

Net change in cash and cash equivalents	(265,083)	(86,368)

Cash and cash equivalents, beginning of period	449,301	534,256

Cash and cash equivalents, end of period	$184,218	$447,888

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(unaudited)
(in thousands)

		Quest Diagnostics Stockholders’ Equity

	Shares of Common Stock Outstand -ing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Treasury Stock, at Cost	Compre- hensive Income	Non- controlling Interests	Total Stock- holders’ Equity

Balance, December 31, 2010	170,717	$2,142	$2,311,421	$3,867,420	$10,626	$(2,158,129)		$20,645	$4,054,125
Net income				109,282			$109,282	15,583	124,865
Currency translation					26,474		26,474		26,474
Market valuation, net of tax benefit of $1,020					(1,596)		(1,596)		(1,596)
Net deferred loss on cash flow hedges					(1,461)		(1,461)		(1,461)

Comprehensive income							$132,699

Dividends declared				(31,665)					(31,665)
Distributions to noncontrolling interests								(16,850)	(16,850)
Issuance of common stock under benefit plans	972	7	1,274			8,770			10,051
Stock-based compensation expense			33,418			1,774			35,192
Exercise of stock options	2,240		(16,220)			113,436			97,216
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(339)	(3)	(19,283)						(19,286)
Tax benefits associated with stock-based compensation plans			6,464						6,464
Purchases of treasury stock	(15,378)					(835,001)			(835,001)
Other								2,068	2,068

Balance, June 30, 2011	158,212	$2,146	$2,317,074	$3,945,037	$34,043	$(2,869,150)		$21,446	$3,450,596

		Quest Diagnostics Stockholders’ Equity

	Shares of Common Stock Outstand -ing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Compre- hensive Income	Non- controlling Interests	Total Stock- holders’ Equity

Balance, December 31, 2009	183,293	$2,141	$2,302,368	$3,216,639	$(20,961)	$(1,510,548)		$21,825	$4,011,464
Net income				357,063			$357,063	17,966	375,029
Currency translation					(33,186)		(33,186)		(33,186)
Market valuation, net of tax expense of $3,552					5,555		5,555		5,555
Net deferred loss on cash flow hedges					362		362		362

Comprehensive income							$329,794

Dividends declared				(35,844)					(35,844)
Distributions to noncontrolling interests								(16,830)	(16,830)
Issuance of common stock under benefit plans	869	2	(24,377)			34,618			10,243
Stock-based compensation expense			26,768			1,807			28,575
Exercise of stock options	1,027		(11,081)			51,255			40,174
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(271)	(1)	(5,489)			(9,614)			(15,104)
Tax benefits associated with stock-based compensation plans			2,628						2,628
Purchases of treasury stock	(7,741)					(425,773)			(425,773)
Other								(405)	(405)

Balance, June 30, 2010	177,177	$2,142	$2,290,817	$3,537,858	$(48,230)	$(1,858,255)		$22,556	$3,946,888

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

          New Accounting Standards

          In May 2011, the FASB issued an amendment to the accounting standards related to fair value measurements and disclosure requirements that result in a consistent definition of fair value and common requirements for the measurement and disclosure of fair value between GAAP and International Financial Reporting Standards. This standard provides certain amendments to the existing guidance on the use and application of fair value measurements and maintains a definition of fair value that is based on the notion of exit price. This standard will become effective for the Company on January 1, 2012 and is not expected to have a material impact on the Company’s consolidated financial statements.

          In June 2011, the FASB issued an amendment to the accounting standards related to the presentation of comprehensive income. This standard revises the manner in which entities present comprehensive income in their financial statements and removes the option to present items of other comprehensive income in the statement of changes in equity. This standard requires an entity to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements of net income and other comprehensive income. This standard will become effective retrospectively for the Company on January 1, 2012.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

3.	EARNINGS PER SHARE

          The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$163,650	$194,881	$110,163	$357,381
Loss from discontinued operations, net of taxes	(507)	(266)	(881)	(318)

Net income attributable to Quest Diagnostics’ common stockholders	$163,143	$194,615	$109,282	$357,063

Income from continuing operations	$163,650	$194,881	$110,163	$357,381
Less: Earnings allocated to participating securities	877	928	967	1,588

Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$162,773	$193,953	$109,196	$355,793

Weighted average common shares outstanding – basic	157,607	178,920	159,548	179,570

Effect of dilutive securities:
Stock options and performance share units	1,745	1,840	1,730	2,002

Weighted average common shares outstanding – diluted	159,352	180,760	161,278	181,572

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$1.03	$1.08	$0.68	$1.98
Loss from discontinued operations	—	—	—	—

Net income	$1.03	$1.08	$0.68	$1.98

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$1.02	$1.07	$0.68	$1.96
Loss from discontinued operations	—	—	(0.01)	—

Net income	$1.02	$1.07	$0.67	$1.96

          Stock options and performance share units of 2.3 million shares and 2.2 million shares for the three and six months ended June 30, 2011, respectively, were not included due to their antidilutive effect.

          Stock options and performance share units of 3.1 million shares and 2.9 million shares for the three and six months ended June 30, 2010, respectively, were not included due to their antidilutive effect.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

4.	BUSINESS ACQUISITIONS

          Acquisition of Athena Diagnostics

          On April 4, 2011, the Company completed its acquisition of Athena Diagnostics (“Athena”) from Thermo Fisher Scientific, Inc., in an all-cash transaction valued at $740 million. Athena is the leading provider of advanced diagnostic tests related to neurological conditions, and generated revenues of approximately $110 million in 2010.

          Through the acquisition, the Company acquired all of Athena’s operations. The Company financed the all-cash purchase price of $740 million and related transaction costs with a portion of the net proceeds from the Company’s 2011 Senior Notes Offering. For the three and six months ended June 30, 2011, transaction costs of $7.1 million and $8.2 million, respectively, were recorded in selling, general and administrative expenses. See Note 8 for further discussion of the 2011 Senior Notes Offering.

          The acquisition of Athena was accounted for under the acquisition method of accounting. As such, the cost to acquire Athena was allocated to the respective assets acquired and liabilities assumed based on their estimated fair values as of the closing date. A preliminary allocation of the cost to acquire Athena has been made to certain assets and liabilities of Athena based on preliminary estimates. The Company is continuing to assess the estimated fair values of certain assets acquired and liabilities assumed. The consolidated financial statements include the results of operations of Athena subsequent to the closing of the acquisition which are not material to the Company’s consolidated results of operations.

          The following table summarizes the Company’s preliminary purchase price allocation of the cost to acquire Athena:

Preliminary Fair Values as of April 4, 2011

Cash and cash equivalents	$—
Accounts receivable	17,853
Other current assets	13,427
Property, plant and equipment	3,038
Intangible assets	220,040
Goodwill	563,974
Other assets	135

Total assets acquired	818,467

Current liabilities	8,511
Non-current deferred income taxes	69,956

Total liabilities assumed	78,467

Net assets acquired	$740,000

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          The acquired amortizable intangible assets are being amortized over their estimated useful lives as follows:

	Preliminary Fair Values	Weighted Average Useful Life

Technology	$92,580	16 years
Non-compete agreement	37,000	4 years
Tradename	34,520	10 years
Customer relationships	21,420	20 years
Informatics database	34,520	10 years

	$220,040

          Of the amount allocated to goodwill and intangible assets, approximately $42 million is expected to be deductible for tax purposes. All of the goodwill acquired in connection with the Athena acquisition has been allocated to the Company’s clinical testing business. As of the acquisition date, the fair value of accounts receivable approximated its book value, all of which is expected to be collected.

          Acquisition of Celera Corporation

          On March 17, 2011, the Company entered into a definitive merger agreement with Celera Corporation (“Celera”) under which the Company agreed to acquire Celera in a transaction valued at approximately $341 million, net of $326 million in acquired cash and short-term marketable securities. Additionally, the Company expects to utilize Celera’s available tax credits, net operating loss carryforwards and capitalized tax research and development expenditures to reduce its future tax payments by approximately $110 million. Celera is a healthcare business delivering personalized disease management through a combination of products and services incorporating proprietary discoveries. Celera generated revenues of $128 million in 2010.

          Under the terms of the definitive merger agreement, the Company, through a wholly-owned subsidiary, commenced a cash tender offer to purchase all of the outstanding shares of common stock of Celera for $8 per share in cash. On May 4, 2011, the Company announced that as a result of the tender offer, the Company had a controlling ownership interest in Celera. On May 17, 2011, the Company completed the acquisition by means of a short-form merger, in which the remaining shares of Celera common stock that had not been tendered into the tender offer were converted into the right to receive $8 per share in cash. The Company has accounted for the acquisition of Celera as a single transaction, effective May 4, 2011.

          Through the acquisition, the Company acquired all of Celera’s operations. The Company financed the all-cash purchase price of $667 million and related transaction costs with borrowings under its existing credit facilities and cash on hand. Of the total cash purchase price of $667 million, $508 million was paid through June 30, 2011. Accounts payable and accrued expenses at June 30, 2011 included a liability of $159 million representing the remaining merger consideration related to shares of Celera which had not been surrendered as of June 30, 2011. The Company expects to fund the payment of the remaining merger consideration with cash on hand and its existing credit facilities.

          For the three and six months ended June 30, 2011, transaction costs of $7.2 million and $8.4 million, respectively, were recorded in selling, general and administrative expenses. Additionally, for the three and six months ended June 30, 2011, financing related costs of $0.8 million and $3.1 million, respectively, were recorded in interest expense, net.

          The acquisition of Celera was accounted for under the acquisition method of accounting. As such, the cost to acquire Celera was allocated to the respective assets acquired and liabilities assumed based on their estimated fair values as of the date the Company acquired its controlling ownership interest in Celera. A preliminary allocation of the cost to

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

acquire Celera has been made to certain assets and liabilities of Celera based on preliminary estimates. The Company is continuing to assess the estimated fair values of certain assets acquired and liabilities assumed. The consolidated financial statements include the results of operations of Celera subsequent to the Company acquiring its controlling ownership interest which are not material to the Company’s consolidated results of operations.

          The following table summarizes the Company’s preliminary purchase price allocation of the cost to acquire Celera:

Preliminary Fair Values as of May 4, 2011

Cash and cash equivalents	$112,312
Short-term marketable securities	213,418
Accounts receivable	16,810
Other current assets	25,809
Property, plant and equipment	11,091
Intangible assets	85,830
Goodwill	134,283
Non-current deferred income taxes	102,838
Other assets	34,586

Total assets acquired	736,977

Current liabilities	59,008
Long-term liabilities	10,717

Total liabilities assumed	69,725

Net assets acquired	$667,252

          The acquired amortizable intangible assets are being amortized over their estimated useful lives as follows:

	Preliminary Fair Values	Weighted Average Useful Life

Outlicensed technology	$46,450	6 years
Technology	21,730	8 years
Customer relationships	6,750	9 years
Tradename	5,400	5 years

	$80,330

          In addition to the amortizable intangible assets noted above, $5.5 million was allocated to in-process research and development, which is currently not subject to amortization.

          Of the amount allocated to goodwill and intangible assets, approximately $28 million is expected to be deductible for tax purposes. Of the total goodwill acquired in connection with the Celera acquisition, approximately $103 million has been allocated to the Company’s clinical testing business, with the remainder allocated to the Company’s diagnostics products business. As of the acquisition date, the fair value of accounts receivable approximated its book value, all of which is expected to be collected.

          Goodwill represents the excess of the fair value of the acquiree over the recognized bases of the net identifiable assets acquired and includes the future economic benefits from other assets that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Athena and Celera acquisitions includes: the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

expected synergies resulting from combining the operations of the acquired businesses with those of the Company; and the value associated with an assembled workforce that has a historical track record of identifying opportunities, developing services and products, and commercializing them.

          Pro Forma Combined Financial Information

          Supplemental pro forma combined financial information has not been presented as the combined impact of the Athena and Celera acquisitions is not material to the Company’s consolidated financial statements.

5.	FAIR VALUE MEASUREMENTS

          The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs

June 30, 2011		Level 1	Level 2	Level 3

Assets:
Trading securities	$47,830	$47,830	$—	$—
Interest rate swaps	18,939	—	18,939	—
Cash surrender value of life insurance policies	21,968	—	21,968	—
Available-for-sale equity securities	2,451	—	—	2,451
Foreign currency forward contracts	1,094	—	1,094	—

Total	$92,282	$47,830	$42,001	$2,451

Liabilities:
Deferred compensation liabilities	$73,124	$—	$73,124	$—
Foreign currency forward contracts	110	—	110	—

Total	$73,234	$—	$73,234	$—

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

		Basis of Fair Value Measurements

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs

December 31, 2010		Level 1	Level 2	Level 3

Assets:
Trading securities	$38,740	$38,740	$—	$—
Cash surrender value of life insurance policies	20,314	—	20,314	—
Interest rate swaps	10,483	—	10,483	—
Available-for-sale equity securities	5,066	—	—	5,066
Foreign currency forward contracts	4,527	—	4,527	—

Total	$79,130	$38,740	$35,324	$5,066

Liabilities:
Deferred compensation liabilities	$61,964	$—	$61,964	$—
Foreign currency forward contracts	464	—	464	—

Total	$62,428	$—	$62,428	$—

          The Company offers certain employees the opportunity to participate in supplemental deferred compensation plans. A participant’s deferrals, together with Company matching credits, are invested in a variety of participant-directed stock and bond mutual funds that are classified as trading securities. Changes in the fair value of these securities are measured using quoted prices in active markets based on the market price per unit multiplied by the number of units held exclusive of any transaction costs. A corresponding adjustment for changes in fair value of the trading securities is also reflected in the changes in fair value of the deferred compensation obligation. The deferred compensation liabilities are classified within Level 2 because their inputs are derived principally from observable market data by correlation to the trading securities.

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

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At June 30, 2011 and December 31, 2010, the fair value of the Company’s debt was estimated at $4.6 billion and $3.1 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At June 30, 2011 and December 31, 2010, the estimated fair value exceeded the carrying value of the debt by $228 million and $80 million, respectively.

6.	TAXES ON INCOME

          Income tax expense for the six months ended June 30, 2011 and 2010 was $155 million and $231 million, respectively. The increase in the effective income tax rate for the six months ended June 30, 2011 is primarily due to a charge recorded in the first quarter of 2011 associated with a settlement of certain legal claims (see Note 12), a portion for which a tax benefit has not been recorded.

7.	GOODWILL AND INTANGIBLE ASSETS

          The changes in goodwill for the six months ended June 30, 2011 and for the year ended December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010

Balance at beginning of period	$5,101,938	$5,083,944
Goodwill acquired during the year	698,257	—
Other purchase accounting adjustments	—	246
Increase related to foreign currency translation	16,774	17,748

Balance at end of period	$5,816,969	$5,101,938

          Approximately 90% of the Company’s goodwill as of June 30, 2011 and December 31, 2010 was associated with its clinical testing business.

          For the six months ended June 30, 2011, goodwill acquired was associated with the Athena and Celera acquisitions (see Note 4 for further details).

          For the year ended December 31, 2010, other purchase accounting adjustments were primarily related to a milestone payment on an acquisition from 2008.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Intangible assets at June 30, 2011 and December 31, 2010 consisted of the following:

	Weighted Average Amortization Period	June 30, 2011			December 31, 2010

Amortizing intangible assets:		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Customer-related intangibles	19 years	$633,733	$(177,693)	$456,040	$603,203	$(161,345)	$441,858
Non-compete agreements	4 years	91,897	(55,387)	36,510	54,886	(52,134)	2,752
Technology	14 years	168,575	(22,005)	146,570	51,830	(16,796)	35,034
Other	8 years	146,331	(14,237)	132,094	24,065	(9,380)	14,685

Total	16 years	1,040,536	(269,322)	771,214	733,984	(239,655)	494,329

Intangible assets not subject to amortization:
In-process research and development		5,500	—	5,500	—	—	—
Tradenames		305,457	—	305,457	302,076	—	302,076

Total intangible assets		$1,351,493	$(269,322)	$1,082,171	$1,036,060	$(239,655)	$796,405

          The increase in intangible assets for the six months ended June 30, 2011 was primarily due to intangible assets acquired as part of the Athena and Celera acquisitions (see Note 4 for further details).

          Amortization expense related to intangible assets was $18.6 million and $9.3 million for the three months ended June 30, 2011 and 2010, respectively. For the six months ended June 30, 2011 and 2010, amortization expense related to intangible assets was $28.4 million and $18.6 million, respectively.

          The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2011 is as follows:

Fiscal Year Ending December 31,

Remainder of 2011	$38,451
2012	77,424
2013	75,530
2014	73,789
2015	63,328
2016	56,629
Thereafter	386,063

Total	$771,214

8.	DEBT

          Short-term borrowings and current portion of long-term debt at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010

Borrowings under Secured Receivables Credit Facility	$85,000	$—
Current portion of long-term debt	909,675	348,996

Total short-term borrowings and current portion of long-term debt	$994,675	$348,996

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Long-term debt at June 30, 2011 and December 31, 2010 consisted of the following:

	June 30, 2011	December 31, 2010

Senior Notes due July 2011	$159,266	$159,234
Term Loan due May 2012	742,000	742,000
Floating Rate Senior Notes due March 2014	200,000	—
Senior Notes due November 2015	499,307	499,227
Senior Notes due April 2016	303,153	—
Senior Notes due July 2017	374,521	374,480
Senior Notes due January 2020	509,179	503,770
Senior Notes due April 2021	549,106	—
Senior Notes due July 2037	420,918	420,840
Senior Notes due January 2040	438,114	243,422
Other	47,042	47,183

Total long-term debt	4,242,606	2,990,156
Less: current portion of long-term debt	909,675	348,996

Total long-term debt, net of current portion	$3,332,931	$2,641,160

          2011 Senior Notes Offering

          On March 24, 2011, the Company completed a $1.25 billion senior notes offering (the “2011 Senior Notes”). The 2011 Senior Notes were sold in four tranches: (a) $200 million aggregate principal amount of three-month LIBOR plus 0.85% floating rate senior notes due March 24, 2014 (the “Floating Rate Senior Notes due 2014”), issued at par, (b) $300 million aggregate principal amount of 3.20% senior notes due April 1, 2016 (the “Senior Notes due 2016”), issued at a discount of $0.3 million, (c) $550 million aggregate principal amount of 4.70% senior notes due April 1, 2021 (the “Senior Notes due 2021”), issued at a discount of $0.9 million and (d) $200 million aggregate principal amount of 5.75% senior notes due January 30, 2040 (the “Senior Notes due 2040”), issued at a discount of $5.5 million. The Senior Notes due 2040 are a reopening of the $250 million aggregate principal amount of 5.75% Senior Notes due 2040 issued on November 17, 2009. After considering the discounts, the effective interest rates on the Senior Notes due 2016, the Senior Notes due 2021 and the Senior Notes due 2040 are 3.22%, 4.72% and 5.95%, respectively. The Floating Rate Senior Notes due 2014 require quarterly interest payments, which commenced on June 24, 2011. The three-month LIBOR was 0.25% at June 30, 2011. The Senior Notes due 2016 and the Senior Notes due 2021 require semi-annual interest payments, which commence on October 1, 2011. The Senior Notes due 2040 require semi-annual interest payments, which commence on July 30, 2011. The 2011 Senior Notes are unsecured obligations of the Company and rank equally with the Company’s other unsecured obligations. The 2011 Senior Notes do not have a sinking fund requirement and are guaranteed by certain of the Company’s domestic, wholly-owned subsidiaries (the “Subsidiary Guarantors”).

          The Company incurred $10.4 million of costs associated with the 2011 Senior Notes, which is being amortized over the term of the related debt.

          The Company used $750 million of the net proceeds from the 2011 Senior Notes to fund the purchase price and related transaction costs associated with its acquisition of Athena, which closed on April 4, 2011 (See Note 4), and $485 million of the net proceeds, together with $90 million of cash on hand, to repay outstanding indebtedness under the Company’s senior unsecured revolving credit facility and its secured receivables credit facility.

          As further discussed in Note 9, the Company has hedged its interest rate exposure on a portion of the Senior Notes due 2016 and on a portion of the Senior Notes due 2020 which have been designated as fair value hedges. The carrying value of the Senior Notes due 2016 has been increased by the fair value of the related hedge of $3.4 million in the consolidated balance sheet as of June 30, 2011. At June 30, 2011 and December 31, 2010, the carrying value of the Senior Notes due 2020 has been increased by the fair value of the related hedge of $15.5 million and $10.5 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          As of June 30, 2011, long-term debt matures as follows:

Fiscal Year Ending December 31,

Remainder of 2011	$345,432
2012	568,175
2013	7,766
2014	207,365
2015	504,814
2016	300,779
Thereafter	2,313,980

Total maturities of debt	4,248,311
Unamortized discount	(24,644)
Fair value basis adjustment attributable to hedged debt	18,939

Total debt	4,242,606
Current portion of long-term debt	(909,675)

Total long-term debt, net of current portion	$3,332,931

          A full description of the terms of the Company’s indebtedness and related service requirements is contained in Note 10 to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K.

9.	FINANCIAL INSTRUMENTS

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

          A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	June 30, 2011		December 31, 2010

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$18,939	Other assets	$10,483

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Foreign currency forward contracts	Other current assets	$1,094	Other current assets	$4,527

Liability Derivatives:
Foreign currency forward contracts	Other current liabilities	$110	Other current liabilities	$464

Total Net Derivatives Asset		$19,923		$14,546

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

          Interest Rate Derivatives – Cash Flow Hedges

          In March 2011, the Company entered into interest rate lock agreements with several financial institutions for a total notional amount of $400 million (the “Treasury Lock Agreements”). The Treasury Lock Agreements, which had an original maturity date of April 5, 2011, were entered into to hedge part of the Company’s interest rate exposure associated with the variability in future cash flows attributable to changes in the 10-year and 30-year U.S. treasury rates related to the planned issuance of debt securities. In connection with the Company’s senior notes offering in March 2011 (see Note 8), the Company paid $3.1 million to settle the Treasury Lock Agreements which have been accounted for as cash flow hedges. These losses are deferred in stockholders’ equity, as a component of accumulated other comprehensive income, and are amortized as an adjustment to interest expense over the term of the Senior Notes due 2021 and Senior Notes due 2040.

          In previous years, the Company entered into various forward starting interest rate swap agreements and treasury-lock agreements that were accounted for as cash flow hedges (see Note 11 to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K for further details). The effective portions of the changes in fair value of these derivatives represent deferred gains or losses that are recorded in accumulated other comprehensive income. These deferred gains or losses are reclassified from accumulated other comprehensive income to the statement of operations in the same period or periods during which the hedged transaction affects earnings, which is when the Company recognizes interest expense on the hedged cash flows. The total loss, net of tax benefit, recognized in accumulated other

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

comprehensive income on the cash flow hedges as of June 30, 2011 and December 31, 2010 was $8.1 million and $6.6 million, respectively. The loss recognized on the Company’s cash flow hedges for the three and six months ended June 30, 2011 and 2010, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $1.3 million.

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

          These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2016 and a portion of the Senior Notes due 2020 and effectively convert that portion of the debt into variable interest rate debt. The Company recognizes the changes in the fair value of both the fixed-to-variable interest rate swap agreements and the related underlying debt obligations in other (expense) income, net as equal and offsetting gains and losses. The fair value of the 2011 Fixed-to-Variable Interest Rate Swap Agreements was an asset of $3.4 million at June 30, 2011. At June 30, 2011 and December 31, 2010, the fair value of the 2009 Fixed-to-Variable Interest Rate Swap Agreements was an asset of $15.5 million and $10.5 million, respectively. Since inception, the fair value hedges have been effective; therefore, there is no impact on earnings for the three and six months ended June 30, 2011 and 2010 as a result of hedge ineffectiveness.

          Foreign Currency Risk

          The Company is exposed to market risk for changes in foreign exchange rates primarily under certain intercompany receivables and payables. Foreign exchange forward contracts are used to mitigate the exposure of the eventual net cash inflows or outflows resulting from these intercompany transactions. The objective is to hedge a portion of the forecasted foreign currency risk over a rolling 12-month time horizon to mitigate the eventual impacts of changes in foreign exchange rates on the cash flows of the intercompany transactions. As of June 30, 2011, the gross notional amount of foreign currency forward contracts in U.S. dollars was $55.4 million and principally consists of contracts in Swedish krona and British pounds. The Company does not designate these derivative instruments as hedges under current accounting standards unless the benefits of doing so are material. The Company’s foreign exchange exposure is not material to the Company’s consolidated financial condition or results of operations. The Company does not hedge its net investment in non-U.S. subsidiaries because it views those investments as long-term in nature.

10.	STOCKHOLDERS’ EQUITY

          Components of Comprehensive Income

          The market valuation adjustment for the six months ended June 30, 2011 and 2010 represents unrealized holding (losses) gains on available-for-sale securities, net of taxes. The net deferred loss on cash flow hedges for the six months ended June 30, 2011 and 2010 represents deferred losses on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 9). Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

          Comprehensive Income

          For the three months ended June 30, 2011 and 2010, comprehensive income was $165 million and $169 million, respectively.

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

          For the six months ended June 30, 2011, the Company repurchased 15.4 million shares of its common stock from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $54.30 per share for a total of $835 million. For the three and six months ended June 30, 2011, the Company reissued 1.1 million shares and 2.4 million shares, respectively, for employee benefit plans. At June 30, 2011, $165 million remained available under the Company’s share repurchase authorizations.

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

          For the three and six months ended June 30, 2010, the Company reissued 0.6 million shares and 1.6 million shares, respectively, for employee benefit plans.

11.	SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Depreciation expense	$54,127	$53,704	$107,643	$107,678

Interest expense	(47,231)	(36,640)	(85,510)	(73,170)
Interest income	650	273	1,000	848

Interest expense, net	(46,581)	(36,367)	(84,510)	(72,322)

Interest paid	17,539	21,103	72,583	56,415
Income taxes paid	97,119	190,289	107,721	197,118

Assets acquired under capital leases	1,876	—	2,697	—

Businesses acquired:
Fair value of assets acquired	1,555,444	—	1,555,444	—
Fair value of liabilities assumed	148,192	—	148,192	—

Fair value of net assets acquired	1,407,252	—	1,407,252	—
Less: Merger consideration payable	158,560	—	158,560	—

Cash paid for business acquisitions	1,248,692	—	1,248,692	—
Less: Cash acquired	112,312	—	112,312	—

Business acquisitions, net of cash acquired	$1,136,380	$—	$1,136,380	$—

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

12.	COMMITMENTS AND CONTINGENCIES

          The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which is renewed annually, matures on November 19, 2011 and is guaranteed by the Subsidiary Guarantors.

          In support of its risk management program, to ensure the Company’s performance or payment to third parties, $63 million in letters of credit were outstanding at June 30, 2011. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments. In addition, $6 million of bank guarantees were outstanding at June 30, 2011 in support of certain foreign operations.

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

          California Lawsuit

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

          The plaintiffs alleged, among other things, that the Company overcharged Medi-Cal for testing services and violated the California False Claims Act. Specifically, the plaintiffs alleged, among other things, that the Company violated certain regulations that govern billing to Medi-Cal (“Comparable Charge” regulations). A liability finding could have lead to an injunction, fines or penalties, and exclusion from Medi-Cal, as well as claims by third parties.

          In the third quarter of 2010, the California Department of Health Care Services (the “Department”) conducted an audit of the Company’s billing to Medi-Cal. The Department contended that the Company’s billings were not consistent with applicable California regulations, as then interpreted by the Department. While the Company believes it was in compliance in all material respects with California requirements applicable to billing for clinical laboratory testing, the Company entered into an interim agreement under which it agreed to temporarily suspend billing Medi-Cal for a period of up to six months through March 1, 2011, during which it continued to provide services. The agreement was subsequently extended. The Company continued to recognize revenue from Medi-Cal for services provided in accordance with its interpretation of California regulations related to billing for clinical laboratory testing.

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

          In the first quarter of 2011, settlement discussions resumed. On May 9, 2011, the Company announced an agreement in principle to resolve these matters. On May 19, 2011, the Company finalized a settlement and release with the Attorney General, the Department and the qui tam relator. While denying liability, in order to avoid the uncertainty, expense and risks of litigation, the Company agreed to resolve these matters for $241 million. The Company agreed to the settlement to resolve the Comparable Charge allegations; the Company received a full release of these and all other allegations in the complaint. The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such obligations for a transitional period, to provide Medi-Cal with a discount (the “Transitional Discount”) until the end of July 2012. The Transitional Discount, to the extent provided, is not expected to have a material impact on the Company’s consolidated revenues or results of operations.

          As provided for in the settlement agreement, the Company resumed billing for unbilled services and expects to be reimbursed for all services provided prior to the effective date of the settlement agreement. Such reimbursement is expected to be consistent with the related amounts accrued.

          As a result of the agreement in principle, the Company recorded a pre-tax charge to earnings in the first quarter of 2011 of $236 million, which represented the cost to resolve the matters noted above and related claims, less amounts previously reserved for related matters. The Company funded the $241 million payment in the second quarter of 2011 with cash on hand and borrowings under its existing credit facilities.

          Other Legal Matters

          In 2005, the Company received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General, seeking business records including records regarding the Company’s relationship with health maintenance organizations, independent physician associations, group purchasing organizations, and preferred provider organizations relating back to 1995. The Company has cooperated with the investigation. Subsequently, in November 2009, the U.S. District Court for the Southern District of New York partially unsealed a civil complaint, U.S. ex rel. Fair Laboratory Practices Associates v. Quest Diagnostics Incorporated, filed against the Company under the whistleblower provisions of the federal False Claims Act. The complaint alleges, among other things, violations of the federal Anti-Kickback Statute and the federal False Claims Act in connection with the Company’s pricing of laboratory services. The complaint seeks damages for alleged false claims associated with laboratory tests reimbursed by government payors, treble damages and civil penalties. In March 2011, the district court granted the Company’s motion to dismiss the relators’ complaint and disqualified the relators and their counsel from pursuing an action based on the facts alleged in the complaint; the relators filed a notice of appeal. The government was given additional time to decide whether to join the case. In July 2011, the government filed a notice declining to intervene in the action and the Court entered a final judgment in the Company’s favor. The relators’ appeal is pending.

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

          In August 2010, a shareholder derivative action was filed in the Superior Court of New Jersey, Morris County, on behalf of the Company against the directors and certain present officers of the Company. The complaint alleges that the defendants breached their fiduciary duties in connection with, among other things, alleged overcharges by the Company to Medi-Cal for testing services, and seeks unspecified compensatory damages and equitable relief. The action was dismissed without prejudice. On July 21, 2011, the action was re-filed.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          In June 2011, a shareholder derivative action was filed in the Superior Court of New Jersey, on behalf of the Company against the current directors and a former director of the Company. The complaint alleges that the defendants breached their fiduciary duties, wasted corporate assets and were unjustly enriched in connection with, among other things, alleged overcharges by the Company to Medi-Cal for testing services, and seeks unspecified compensatory damages and equitable relief.

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

          These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of June 30, 2011, the Company does not believe that any losses related to these matters are probable. While the Company believes that a reasonable possibility exists that losses may have been incurred, based on the nature and status of the matters, potential losses, if any, cannot be estimated.

          Reserves for Legal Matters

          Management has established reserves in accordance with generally accepted accounting principles for the matters discussed above. Such reserves totaled approximately $2 million and $10 million as of June 30, 2011 and December 31, 2010, respectively. Management cannot predict the outcome of such matters. Although management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome of such matters may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid.

          Reserves for General and Professional Liability Claims

          As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company’s client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company’s insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company’s historical and projected loss experience. Such reserves totaled approximately $137 million and $130 million as of June 30, 2011 and December 31, 2010, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company’s financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company’s results of operations or cash flows in the period in which the impact of such claims is determined or paid.

13.	DISCONTINUED OPERATIONS

          Summarized financial information for the discontinued operations of NID, a test kit manufacturing subsidiary which was closed in 2006, is set forth below:

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net revenues	$—	$—	$—	$—

Income (loss) from discontinued operations before income taxes	(190)	280	(282)	295
Income tax expense	(317)	(546)	(599)	(613)

Loss from discontinued operations, net of taxes	$(507)	$(266)	$(881)	$(318)

          The remaining balance sheet information related to NID was not material at June 30, 2011 and December 31, 2010.

14.	BUSINESS SEGMENT INFORMATION

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

          All other operating segments include the Company’s non-clinical testing businesses and consist of its risk assessment services, clinical trials testing, healthcare information technology and diagnostics products businesses. The Company’s risk assessment business provides underwriting support services to the life insurance industry including teleunderwriting, specimen collection and paramedical examinations, laboratory testing, medical record retrieval, case management, motor vehicle reports, telephone inspections, prescription histories and credit checks. The Company’s clinical trials testing business provides clinical testing performed in connection with clinical research trials on new drugs, vaccines and certain medical devices. The Company’s healthcare information technology business is a developer and integrator of clinical connectivity and data management solutions for healthcare organizations, physicians and clinicians than can help improve patient care and medical practice. The Company’s diagnostics products business manufactures and markets products that enable healthcare professionals to make healthcare diagnoses, including products for point-of-care testing for the professional market. During the second quarter of 2011, the Company acquired Athena and Celera (see Note 4 for further details). Athena is included in the Company’s clinical laboratory testing business. The majority of Celera’s operations are included in the Company’s clinical laboratory testing business, with the remainder in other operating segments.

          On April 19, 2006, the Company decided to discontinue NID’s operations and results of operations for NID have been classified as discontinued operations for all periods presented (see Note 13).

          At June 30, 2011, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

          The following table is a summary of segment information for the three and six months ended June 30, 2011 and 2010. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, including amortization of intangible assets and the charge to earnings in the first quarter of 2011 of $236 million related to the settlement of the California Lawsuit (see Note 12), are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statements contained in the Company’s 2010 Annual Report on Form 10-K and Note 2 to the interim consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

	Three Months Ended June 30,		Six Months Ended June 30,

	2011	2010	2011	2010

Net revenues:
Clinical laboratory testing business	$1,726,948	$1,715,112	$3,389,113	$3,372,179
All other operating segments	176,253	159,615	335,665	308,051

Total net revenues	$1,903,201	$1,874,727	$3,724,778	$3,680,230

Operating earnings (loss):
Clinical laboratory testing business	$373,748	$390,216	$684,032	$731,101
All other operating segments	14,766	16,944	22,625	18,506
General corporate expenses	(71,660)	(41,266)	(358,843)	(85,151)

Total operating income	316,854	365,894	347,814	664,456
Non-operating expenses, net	(39,058)	(36,101)	(67,080)	(58,080)

Income from continuing operations before taxes	277,796	329,793	280,734	606,376
Income tax expense	105,762	125,651	154,988	231,029

Income from continuing operations	172,034	204,142	125,746	375,347
Loss from discontinued operations, net of taxes	(507)	(266)	(881)	(318)

Net income	171,527	203,876	124,865	375,029
Less: Net income attributable to noncontrolling interests	8,384	9,261	15,583	17,966

Net income attributable to Quest Diagnostics	$163,143	$194,615	$109,282	$357,063

15.	SUBSEQUENT EVENT

          On July 14, 2011, the Company adopted a restructuring plan that it expects to complete within the third quarter of 2011. The Company anticipates incurring a charge of approximately $20 million before tax (approximately $12 million after tax) in the third quarter of 2011, principally associated with workforce reduction costs, consisting primarily of severance and related benefits. The Company expects that the full amount of the charge will result in future cash expenditures.

16.	SUMMARIZED FINANCIAL INFORMATION

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2011

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$203,321	$1,577,305	$189,592	$(67,017)	$1,903,201

Operating costs and expenses:
Cost of services	121,342	909,681	73,371	—	1,104,394
Selling, general and administrative	35,526	342,577	92,150	(7,464)	462,789
Amortization of intangible assets	543	16,048	2,001	—	18,592
Royalty (income) expense	(104,418)	104,418	—	—	—
Other operating expense (income), net	28	585	(41)	—	572

Total operating costs and expenses	53,021	1,373,309	167,481	(7,464)	1,586,347

Operating income	150,300	203,996	22,111	(59,553)	316,854
Non-operating (expense) income, net	(45,706)	(53,301)	396	59,553	(39,058)

Income from continuing operations before taxes	104,594	150,695	22,507	—	277,796
Income tax expense	40,382	59,578	5,802	—	105,762

Income from continuing operations	64,212	91,117	16,705	—	172,034
Loss from discontinued operations, net of taxes	—	(507)	—	—	(507)
Equity earnings from subsidiaries	98,931	—	—	(98,931)	—

Net income	163,143	90,610	16,705	(98,931)	171,527
Less: Net income attributable to noncontrolling interests	—	—	8,384	—	8,384

Net income attributable to Quest Diagnostics	$163,143	$90,610	$8,321	$(98,931)	$163,143

Condensed Consolidating Statement of Operations
Three Months Ended June 30, 2010

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$218,419	$1,540,722	$181,373	$(65,787)	$1,874,727

Operating costs and expenses:
Cost of services	129,236	886,783	62,952	—	1,078,971
Selling, general and administrative	21,273	312,465	93,236	(7,562)	419,412
Amortization of intangible assets	18	7,601	1,651	—	9,270
Royalty (income) expense	(105,316)	105,316	—	—	—
Other operating (income) expense, net	(1,346)	233	2,293	—	1,180

Total operating costs and expenses	43,865	1,312,398	160,132	(7,562)	1,508,833

Operating income	174,554	228,324	21,241	(58,225)	365,894
Non-operating (expense) income, net	(39,974)	(54,940)	588	58,225	(36,101)

Income from continuing operations before taxes	134,580	173,384	21,829	—	329,793
Income tax expense	52,577	67,331	5,743	—	125,651

Income from continuing operations	82,003	106,053	16,086	—	204,142
Loss from discontinued operations, net of taxes	—	(266)	—	—	(266)
Equity earnings from subsidiaries	112,612	—	—	(112,612)	—

Net income	194,615	105,787	16,086	(112,612)	203,876
Less: Net income attributable to noncontrolling interests	—	—	9,261	—	9,261

Net income attributable to Quest Diagnostics	$194,615	$105,787	$6,825	$(112,612)	$194,615

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2011

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$401,810	$3,080,649	$380,879	$(138,560)	$3,724,778

Operating costs and expenses:
Cost of services	244,933	1,817,071	139,388	—	2,201,392
Selling, general and administrative	73,962	654,306	197,203	(14,824)	910,647
Amortization of intangible assets	706	24,197	3,538	—	28,441
Royalty (income) expense	(206,774)	206,774	—	—	—
Other operating expense (income), net	236,306	371	(193)	—	236,484

Total operating costs and expenses	349,133	2,702,719	339,936	(14,824)	3,376,964

Operating income	52,677	377,930	40,943	(123,736)	347,814
Non-operating (expense) income, net	(84,126)	(110,455)	3,765	123,736	(67,080)

Income (loss) from continuing operations before taxes	(31,449)	267,475	44,708	—	280,734
Income tax expense	36,768	105,743	12,477	—	154,988

Income (loss) from continuing operations	(68,217)	161,732	32,231	—	125,746
Loss from discontinued operations, net of taxes	—	(881)	—	—	(881)
Equity earnings from subsidiaries	177,499	—	—	(177,499)	—

Net income	109,282	160,851	32,231	(177,499)	124,865
Less: Net income attributable to noncontrolling interests	—	—	15,583	—	15,583

Net income attributable to Quest Diagnostics	$109,282	$160,851	$16,648	$(177,499)	$109,282

Condensed Consolidating Statement of Operations
Six Months Ended June 30, 2010

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$429,640	$3,023,312	$373,709	$(146,431)	$3,680,230

Operating costs and expenses:
Cost of services	251,823	1,766,570	126,951	—	2,145,344
Selling, general and administrative	44,351	626,583	194,104	(14,893)	850,145
Amortization of intangible assets	35	15,232	3,362	—	18,629
Royalty (income) expense	(206,808)	206,808	—	—	—
Other operating (income) expense, net	(321)	466	1,511	—	1,656

Total operating costs and expenses	89,080	2,615,659	325,928	(14,893)	3,015,774

Operating income	340,560	407,653	47,781	(131,538)	664,456
Non-operating (expense) income, net	(70,533)	(121,385)	2,300	131,538	(58,080)

Income from continuing operations before taxes	270,027	286,268	50,081	—	606,376
Income tax expense	104,062	113,078	13,889	—	231,029

Income from continuing operations	165,965	173,190	36,192	—	375,347
Loss from discontinued operations, net of taxes	—	(318)	—	—	(318)
Equity earnings from subsidiaries	191,098	—	—	(191,098)	—

Net income	357,063	172,872	36,192	(191,098)	375,029
Less: Net income attributable to noncontrolling interests	—	—	17,966	—	17,966

Net income attributable to Quest Diagnostics	$357,063	$172,872	$18,226	$(191,098)	$357,063

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Balance Sheet
June 30, 2011

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$138,157	$2,484	$43,577	$—	$184,218
Accounts receivable, net	22,222	163,482	743,668	—	929,372
Other current assets	75,339	186,666	102,360	—	364,365

Total current assets	235,718	352,632	889,605	—	1,477,955
Property, plant and equipment, net	169,607	609,465	41,521	—	820,593
Goodwill and intangible assets, net	155,529	6,260,302	483,309	—	6,899,140
Intercompany (payable) receivable	(461,060)	739,576	(278,516)	—	—
Investment in subsidiaries	7,788,982	—	—	(7,788,982)	—
Other assets	274,555	43,974	50,321	(135,347)	233,503

Total assets	$8,163,331	$8,005,949	$1,186,240	$(7,924,329)	$9,431,191

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$786,734	$161,246	$50,702	$—	$998,682
Short-term borrowings and current portion of long-term debt	763,683	144,699	86,293	—	994,675

Total current liabilities	1,550,417	305,945	136,995	—	1,993,357
Long-term debt	2,989,123	18,378	325,430	—	3,332,931
Other liabilities	194,641	541,596	53,417	(135,347)	654,307
Stockholders’ equity:
Quest Diagnostics stockholders’ equity	3,429,150	7,140,030	648,952	(7,788,982)	3,429,150
Noncontrolling interests	—	—	21,446	—	21,446

Total stockholders’ equity	3,429,150	7,140,030	670,398	(7,788,982)	3,450,596

Total liabilities and stockholders’ equity	$8,163,331	$8,005,949	$1,186,240	$(7,924,329)	$9,431,191

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$109,282	$160,851	$32,231	$(177,499)	$124,865
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	22,889	104,703	8,492	—	136,084
Provision for doubtful accounts	2,376	27,950	115,659	—	145,985
Provision for special charge	236,000	—	—	—	236,000
Other, net	(195,421)	67,472	(3,824)	177,499	45,726
Changes in operating assets and liabilities	(151,255)	(161,149)	(156,173)	—	(468,577)

Net cash provided by (used in) operating activities	23,871	199,827	(3,615)	—	220,083
Net cash used in investing activities	(1,059,870)	(169,185)	(5,315)	226,404	(1,007,966)
Net cash provided by (used in) financing activities	781,631	(29,086)	(3,341)	(226,404)	522,800

Net change in cash and cash equivalents	(254,368)	1,556	(12,271)	—	(265,083)
Cash and cash equivalents, beginning of period	392,525	928	55,848	—	449,301

Cash and cash equivalents, end of period	$138,157	$2,484	$43,577	$—	$184,218

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$357,063	$172,872	$36,192	$(191,098)	$375,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,331	93,907	8,069	—	126,307
Provision for doubtful accounts	3,006	24,669	120,728	—	148,403
Other, net	(131,368)	(6,194)	(17,401)	191,098	36,135
Changes in operating assets and liabilities	82,079	(196,396)	(123,173)	—	(237,490)

Net cash provided by operating activities	335,111	88,858	24,415	—	448,384
Net cash provided by (used in) investing activities	11,063	(68,458)	(2,763)	(31,886)	(92,044)
Net cash used in financing activities	(424,511)	(26,208)	(23,875)	31,886	(442,708)

Net change in cash and cash equivalents	(78,337)	(5,808)	(2,223)	—	(86,368)
Cash and cash equivalents, beginning of period	464,958	17,457	51,841	—	534,256

Cash and cash equivalents, end of period	$386,621	$11,649	$49,618	$—	$447,888

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

          Initiatives to Improve Operating Efficiency

          The diagnostic testing industry is labor intensive. Employee compensation and benefits constitute approximately one-half of our total costs and expenses. Cost of services consists principally of costs for obtaining, transporting and testing specimens. Selling, general and administrative expenses consist principally of the costs associated with our sales and marketing efforts, billing operations, bad debt expense and general management and administrative support. In addition, performing diagnostic testing involves significant fixed costs for facilities and other infrastructure required to obtain, transport and test specimens. Therefore, relatively small changes in volume can have a significant impact on profitability in the short-term.

          A large portion of our costs are fixed, making it more challenging to fully mitigate the profit impact of reduced volume in the short term. In response to reduced volume levels, as a result of a temporary slowdown in healthcare utilization, we have implemented a number of actions in July 2011 to align our costs with reduced volume levels. These cost actions, which are broad in nature and affect most parts of our business, will result in a charge to earnings in the third quarter of 2011 estimated at approximately $20 million, comprised principally of employee separation costs.

          In addition, in July 2011 we announced a multi-year program designed to reduce our cost structure by $500 million over the next three years. This effort is intended to address continued reimbursement pressures and labor and benefit cost increases, free up additional resources to invest in science and innovation, and enable us to improve operating profitability. As detailed plans to implement these opportunities are approved and executed, it likely will result in charges to earnings associated with the implementation. These charges may be material to the results of operations and cash flows in the periods recorded or paid.

          Acquisitions

          Acquisition of Athena Diagnostics

          On February 24, 2011, we signed a definitive agreement to acquire Athena Diagnostics (“Athena”) from Thermo Fisher Scientific, Inc., in an all-cash transaction valued at approximately $740 million. Athena is the leading provider of advanced diagnostic tests related to neurological conditions, and generated revenues of approximately $110 million in 2010. We completed the acquisition of Athena on April 4, 2011 (see Note 4 to the interim consolidated financial statements for further details).

          Acquisition of Celera Corporation

          On March 17, 2011, we entered into a definitive merger agreement with Celera Corporation (“Celera”) under which we agreed to acquire Celera for $8 per share, in a transaction valued at approximately $341 million, net of $326 million in acquired cash and short-term marketable securities. Additionally, we expect to utilize Celera’s available tax credits, net operating loss carryforwards and capitalized tax research and development expenditures to reduce our future tax payments by approximately $110 million. Celera is a healthcare business delivering personalized disease management through a combination of products and services incorporating proprietary discoveries. Celera generated revenues of $128 million in 2010. We completed the acquisition of Celera on May 17, 2011.

          Of the total purchase price of $667 million to acquire Celera, $508 million was paid through June 30, 2011. Accounts payable and accrued expenses at June 30, 2011 included a liability of $159 million representing the remaining merger consideration related to shares of Celera which had not been surrendered as of June 30, 2011. We expect to fund the payment of the remaining merger consideration with cash on hand and existing credit facilities. See Note 4 to the interim consolidated financial statements for further details.

          Results of Operations

          Our clinical testing business currently represents our one reportable business segment. In both 2011 and 2010, our clinical testing business accounted for greater than 90% of net revenues. Our other operating segments consist of our risk assessment services, clinical trials testing, healthcare information technology and diagnostic products businesses. Our business segment information is disclosed in Note 14 to the interim consolidated financial statements.

          Settlement Related to the California Lawsuit

          As a result of settlement discussions which resumed in the first quarter of 2011, on May 9, 2011, we announced an agreement in principle to resolve a previously disclosed civil lawsuit brought by a California competitor in which the State of California intervened (the “California Lawsuit”). In the lawsuit, the plaintiffs alleged, among other things, that we overcharged Medi-Cal for testing services and violated the California False Claims Act. Specifically, the plaintiffs alleged, among other things, that we violated certain regulations that govern billing to Medi-Cal (“Comparable Charge” regulations). While denying liability, in order to avoid the uncertainty, expense and risks of litigation, we agreed to resolve these matters for $241 million. On May 19, 2011, we finalized a settlement agreement and release with the California Department of Health Care Services, the California Attorney General’s Office and the qui tam relator. We agreed to the settlement to resolve claims pertaining to the Comparable Charge allegations; we received a full release of these and all other allegations in the complaint. We also agreed to certain reporting obligations regarding our pricing for a limited time period and, at our option in lieu of such obligations for a transitional period, to provide Medi-Cal with a discount (the “Transitional Discount”) until the end of July 2012. The Transitional Discount, to the extent provided, is not expected to have a material impact on our consolidated revenues or results of operations.

          As provided for in the settlement agreement, we have resumed billing for unbilled services and expect to be reimbursed for all services provided prior to the effective date of the final settlement agreement. Such reimbursement is expected to be consistent with the related amounts accrued.

          As a result of the agreement in principle, we recorded a pre-tax charge to earnings in the first quarter of 2011 of $236 million (the “Medi-Cal charge”), or $1.20 per diluted share, which represented the cost to resolve the matters noted above and related claims, less amounts previously reserved for related matters.

          We funded the $241 million payment in the second quarter of 2011 with cash on hand and borrowings under our existing credit facilities. See Note 12 to the interim consolidated financial statements for further details.

          Three and Six Months Ended June 30, 2011 Compared with Three and Six Months Ended June 30, 2010

          Continuing Operations

	Three Months Ended June 30,		% Change Increase (decrease)	Six Months Ended June 30,		% Change Increase (decrease)

	2011	2010		2011	2010

	(dollars in millions, except per share data)

Net revenues	$1,903.2	$1,874.7	1.5%	$3,724.8	$3,680.2	1.2%
Income from continuing operations	163.6	194.9	(16.1)%	110.2	357.4	(69.2)%
Earnings per diluted share	$1.02	$1.07	(4.7)%	$0.68	$1.96	(65.3)%

          Results for the three months ended June 30, 2011 included pre-tax charges of $21.2 million, or $0.10 per diluted share, associated with the acquisitions of Athena and Celera. Of these costs, $20.4 million, primarily related to professional fees and integration charges, were recorded in selling, general and administrative expenses and $0.8 million of financing related costs were included in interest expense, net.

          Results for the six months ended June 30, 2011 were affected by a number of items which impacted earnings per diluted share by $1.44. During the first quarter of 2011, we recorded the Medi-Cal charge of $236 million, or $1.20 per diluted share, in “other operating expense, net.” In addition, results for the six months ended June 30, 2011 included pre-tax charges of $25.8 million, or $0.12 per diluted share, associated with the acquisitions of Athena and Celera. Of these costs $22.7 million, primarily related to professional fees and integration charges, were recorded in selling, general and administrative expenses and $3.1 million of financing related costs were included in interest expense, net. Results for the six months ended June 30, 2011 also included $13.3 million of pre-tax charges, or $0.05 per diluted share, principally associated with workforce reductions. Of these costs, $9.0 million and $4.3 million were included in cost of services and selling, general and administrative expenses, respectively. In addition, we estimate that the impact of severe weather during the first quarter of 2011 adversely affected operating income for the six months ended June 30, 2011 by $18.5 million, or $0.07 per diluted share.

          Results for the six months ended June 30, 2010 were affected by a number of items which impacted earnings per diluted share by $0.11. During the first quarter of 2010, we recorded pre-tax charges of $17.3 million, or $0.06 per diluted share, principally associated with workforce reductions. Of these costs, $4.5 million and $12.8 million were included in cost of services and selling, general and administrative expenses, respectively. In addition, we estimate that the impact of severe weather during the first quarter of 2010 adversely affected operating income for the six months ended June 30, 2010 by $14.1 million, or $0.05 per diluted share.

          Net Revenues

          Net revenues for the three months ended June 30, 2011 were 1.5% above the prior year level with the Athena and Celera acquisitions contributing 2.5% revenue growth in the quarter.

          Clinical testing revenue, which accounted for over 90% of our consolidated revenues, increased by 0.7% for the three months ended June 30, 2011 over the prior year period. The acquisitions of Athena and Celera contributed about 2.2% to the clinical testing revenue growth in the quarter. Clinical testing volume, measured by the number of requisitions, decreased by 0.9% for the second quarter of 2011 compared to the prior year period due to continued market softness, as measured by physician office visits in the second quarter of 2011. The clinical testing volume contributed by the Athena and Celera acquisitions had a modest positive impact in the quarter. Pre-employment drug testing volume, which has continued to rebound, grew about 6% in the quarter.

          Revenue per requisition for the three months ended June 30, 2011 was 1.6% above the prior year period, with the improvement driven by an increase in esoteric testing mix from the acquired operations of Athena and Celera. While revenue per requisition is benefiting from an increased mix in gene-based and esoteric testing, it continues to be pressured by business and payer mix changes, the 1.75% Medicare fee schedule decrease, which went into effect January 1, 2011, and pricing changes in connection with several large contract extensions executed in the first half of last year. The business and payer mix changes, which continue to pressure revenue per requisition, include the further rebound in our lower-priced drugs-of-abuse testing, and continued weakness in our higher priced anatomic pathology testing services.

          Net revenues for the six months ended June 30, 2011 were 1.2% above the prior year level with the Athena and Celera acquisitions contributing 1.3% to consolidated revenue growth.

          Clinical testing revenue, which accounted for over 90% of our consolidated revenues, grew 0.5%. The acquisitions of Athena and Celera contributed about 1.1% to the clinical testing revenue growth for the six months ended June 30, 2011. Clinical testing volume, measured by the number of requisitions, increased by 0.5% compared to the prior year period. Pre-employment drug testing volume, which has continued to rebound, grew about 8% during the six months ended June 30, 2011.

          Revenue per requisition for the six months ended June 30, 2011 approximated the prior year level. Revenue per requisition continues to benefit from an increased mix in gene-based and esoteric testing, particularly from the impact of the acquired operations of Athena and Celera. Offsetting this benefit was business and payor mix changes including: an increase in lower priced drugs-of-abuse testing and a decrease in higher priced anatomic pathology testing; price changes in connection with several large contract extensions executed in the first half of last year; and the 1.75% Medicare fee schedule decrease, which went into effect January 1, 2011.

          Our businesses other than clinical laboratory testing accounted for approximately 9% of our net revenues for the three and six months ended June 30, 2011 and 2010. These businesses include our risk assessment services, clinical trials testing, healthcare information technology, and diagnostic products businesses. For the three and six months ended June 30, 2011, revenue in our non-clinical testing businesses, which contain most of our international operations, grew by approximately 10% and 9%, respectively, and benefited from the impact of the Celera acquisition and foreign currency exchange rates.

          Operating Costs and Expenses

	Three Months Ended June 30,

	2011		2010		Change Increase (decrease)

	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue

	(dollars in millions)

Cost of services	$1,104.4	58.0%	$1,078.9	57.6%	$25.5	0.4%
Selling, general and administrative expenses (SG&A)	462.8	24.3%	419.4	22.4%	43.4	1.9%
Amortization of intangible assets	18.6	1.0%	9.3	0.5%	9.3	0.5%
Other operating expense, net	0.6	0.1%	1.2	—%	(0.6)	0.1%

Total operating costs and expenses	$1,586.4	83.4%	$1,508.8	80.5%	$77.6	2.9%

Bad debt expense (included in SG&A)	$68.6	3.6%	$72.1	3.8%	$(3.5)	(0.2)%

	Six Months Ended June 30,

	2011		2010		Change Increase (decrease)

	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue

	(dollars in millions)

Cost of services	$2,201.4	59.1%	$2,145.3	58.3%	$56.1	0.8%
Selling, general and administrative expenses (SG&A)	910.6	24.4%	850.1	23.1%	60.5	1.3%
Amortization of intangible assets	28.5	0.8%	18.6	0.5%	9.9	0.3%
Other operating expense, net	236.5	6.4%	1.7	—%	234.8	6.4%

Total operating costs and expenses	$3,377.0	90.7%	$3,015.7	81.9%	$361.3	8.8%

Bad debt expense (included in SG&A)	$146.0	3.9%	$148.4	4.0%	$(2.4)	(0.1)%

          Total Operating Costs and Expenses

          For the second quarter of 2011, the impacts of the higher costs associated with employee compensation and benefits, investments we have made in our sales force and service capabilities, the addition of the Athena and Celera operations, as well as costs related to the Athena and Celera transactions, served to increase total operating expenses as a percent of net revenues compared to the prior year period. Partially offsetting these increases was a year-over-year reduction in costs associated with actions we have taken to adjust our cost structure, primarily associated with workforce reductions. Results for the second quarter of 2011 included pre-tax charges of $20.4 million, primarily related to professional fees and integration charges associated with the acquisitions of Athena and Celera, which served to increase operating expenses as a percent of net revenues by 1.1%.

          For the six months ended June 30, 2011, the impacts of the Medi-Cal charge, severe weather, higher costs associated with employee compensation and benefits, and investments we have made in our sales force and service capabilities, as well the impact of the Athena and Celera acquisitions, served to increase total operating expenses as a percent of net revenues compared to the prior year period. Partially offsetting these increases was a year-over-year reduction in costs associated with actions we have taken to adjust our cost structure, primarily associated with workforce reductions. Results for the six months ended June 30, 2011 included the Medi-Cal charge of $236 million recorded in connection with the California Lawsuit. In addition, results for the six months ended June 30, 2011 and 2010 included pre-tax charges, principally associated with workforce reductions, of $13.3 million ($9.0 million in cost of services and $4.3 million in selling, general and administrative expenses) and $17.3 million ($4.5 million in cost of services and $12.8 million in selling, general and administrative expenses), respectively. Selling, general and administrative expenses for the six months ended June 30, 2011 also included $22.7 million of pre-tax charges, primarily related to professional fees and integration charges associated with the acquisitions of Athena and Celera.

          Also, year-over-year comparisons for both the three and six months ended June 30, 2011 were unfavorably impacted by approximately $4 million associated with gains on investments in our supplemental deferred compensation plans. Under our supplemental deferred compensation plans, employee compensation deferrals, together with Company matching contributions, are invested in a variety of investments held in trusts. Gains and losses associated with the investments are recorded in earnings within “other (expense) income, net.” A corresponding and offsetting adjustment is also recorded to the deferred compensation obligation to reflect investment gains and losses earned by the employee. Such adjustments to the deferred compensation obligation are recorded in earnings principally within “selling, general and administrative expenses” and offset the amount of investment gains and losses recorded in “other (expense) income, net.” Results for the three and six months ended June 30, 2011 included an increase in operating costs of $0.2 million and $2.3 million, respectively, representing increases in the deferred compensation obligation to reflect investment gains earned by employees participating in our deferred compensation plans. Results for the three and six months ended June 30, 2010 included a reduction in operating costs of $3.9 million and $1.4 million, respectively, representing decreases in the deferred compensation obligation to reflect investment losses incurred by employees participating in our deferred compensation plans.

          Cost of Services

          The increase in cost of services as a percentage of net revenues for the three months ended June 30, 2011 compared to the prior year period primarily reflects higher costs associated with employee compensation and benefits, and investments we have made in service capabilities, partially offset by an increase in revenue per requisition, attributable to the acquired operations of Athena and Celera.

          The increase in cost of services as a percentage of revenues for the six months ended June 30, 2011 compared to the prior year period reflects the impact of severe weather in the first quarter, a $4.5 million increase in pre-tax charges associated with workforce reductions and higher costs associated with employee compensation and benefits, and investments we have made in service capabilities. These increases have been partially offset by the acquired operations of Athena and Celera, which served to reduce the percentage.

          Selling, General and Administrative Expenses

          The increase in selling, general and administrative expenses as a percentage of net revenues for the three months ended June 30, 2011 compared to the prior year period primarily reflects pre-tax charges of $20.4 million, primarily related to professional fees and integration charges, associated with the acquisitions of Athena and Celera, higher costs associated with employee compensation and benefits, investments we have made in our sales force and the impact of the Celera operations.

          The increase in selling, general and administrative expenses as a percentage of net revenues for the six months ended June 30, 2011 compared to the prior year period primarily reflects the impact of severe weather, higher costs associated with employee compensation and benefits and investments we have made in our sales force. In addition, selling, general and administrative expenses for the six months ended June 30, 2011 included pre-tax charges of $22.7 million, primarily related to professional fees and integration charges associated with the acquisitions of Athena and Celera. These increases were partially offset by an $8.5 million decrease in pre-tax charges associated with workforce reductions.

          For the three months and six months ended June 30, 2011, bad debt expense as a percentage of net revenues improved compared to the prior year periods, primarily reflecting continued strong performance in our billing operations and collection metrics.

          Amortization of Intangible Assets

          The increase in amortization of intangible assets for the three and six months ended June 30, 2011 compared to the prior year periods reflects the impact of amortization of intangible assets acquired as part of the Athena and Celera acquisitions.

          Other Operating Expense, net

          Other operating expense, net includes special charges, and miscellaneous income and expense items related to operating activities. For the six months ended June 30, 2011, other operating expense, net included the Medi-Cal charge of $236 million recorded in connection with the California Lawsuit.

          Operating Income

	Three Months Ended June 30,		Change Increase (decrease)	Six Months Ended June 30,		Change Increase (decrease)

	2011	2010		2011	2010

	(dollars in millions)

Operating income	$316.9	$365.9	$(49.0)	$347.8	$664.5	$(316.7)
Operating income % of net revenues	16.6%	19.5%	(2.9)%	9.3%	18.1%	(8.8)%

          For the second quarter of 2011, the impacts of the higher costs associated with employee compensation and benefits, investments we have made in our sales force and service capabilities, and the addition of the operations of Athena and Celera, as well as costs related to the Athena and Celera transactions, served to decrease operating income as a percent of net revenues compared to the prior year period. Partially offsetting these decreases was a year-over-year reduction in costs associated with actions we have taken to adjust our cost structure.

          For the six months ended June 30, 2011, the impacts of the Medi-Cal charge, severe weather, higher costs associated with employee compensation and benefits, and investments we have made in our sales force and service capabilities, as well as costs related to the Athena and Celera transactions, served to decrease operating income as a percent of net revenues compared to the prior year period. Partially offsetting these decreases was a year-over-year reduction in costs associated with actions we have taken to adjust our cost structure.

          Interest Expense, net

	Three Months Ended June 30,		Change Increase (decrease)	Six Months Ended June 30,		Change Increase (decrease)

	2011	2010		2011	2010

	(dollars in millions)
Interest expense, net	$46.6	$36.4	$10.2	$84.5	$72.3	$12.2

          Interest expense, net for the three and six months ended June 30, 2011 increased from the prior year period primarily due to incremental debt of approximately $1.3 billion, used to partially fund $835 million of share repurchases and approximately $1 billion paid for acquisitions. In addition, for the three and six months ended June 30, 2011, interest expense, net included $0.8 million and $3.1 million, respectively, of financing commitment fees related to the acquisition of Celera which were expensed. See Note 8 to the interim financial statements for further details regarding our senior notes offering.

          Other (Expense) Income, net

          Other (expense) income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets. For the three and six months ended June 30, 2011 and 2010, other (expense) income, net consisted of the following:

	Three Months Ended June 30,		Change Increase (decrease)	Six Months Ended June 30,		Change Increase (decrease)

	2011	2010		2011	2010

	(dollars in millions)
Investment gains (losses) associated with our supplemental deferred compensation plans	$0.2	$(3.9)	$4.1	$2.3	$(1.4)	$3.7
(Loss) gain on an investment	—	(3.3)	3.3	(0.2)	0.7	(0.9)
Other (expense) income items, net	(0.5)	0.1	(0.6)	(0.2)	(0.4)	0.2

Total other (expense) income, net	$(0.3)	$(7.1)	$6.8	$1.9	$(1.1)	$3.0

          Income Tax Expense

	Three Months Ended June 30,		Change Increase (decrease)	Six Months Ended June 30,		Change Increase (decrease)

	2011	2010		2011	2010

Effective income tax rate	38.1%	38.1%	—	55.2%	38.1%	17.1%

          The increase in the effective income tax rate for the six months ended June 30, 2011 is primarily due to the Medi-Cal charge recorded in the first quarter of 2011 associated with the California Lawsuit (see Note 12 to the interim consolidated financial statements), a portion for which a tax benefit has not been recorded.

          Discontinued Operations

          Loss from discontinued operations, net of taxes, for the three months ended June 30, 2011 and 2010 was $0.5 million and $0.3 million, respectively, with no impact on diluted earnings per share. Loss from discontinued operations for the six months ended June 30, 2011 was $0.9 million, or $0.01 per diluted share. For the six months ended June 30, 2010, loss from discontinued operations was $0.3 million with no impact on diluted earnings per share. See Note 13 to the interim consolidated financial statements for further details.

Quantitative and Qualitative Disclosures About Market Risk

          We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. We do not hold or issue derivative financial instruments for trading purposes. We believe that our exposures to foreign exchange impacts and changes in commodity prices are not material to our consolidated financial condition or results of operations. See Note 9 to the interim consolidated financial statements for additional discussion of our financial instruments and hedging activities.

          At June 30, 2011 and December 31, 2010, the fair value of our debt was estimated at approximately $4.6 billion and $3.1 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At June 30, 2011 and December 31, 2010, the estimated fair value exceeded the carrying value of the debt by $228 million and $80 million, respectively. A hypothetical 10% increase in interest rates (representing 41 basis points and 45 basis points at June 30, 2011 and December 31, 2010, respectively) would potentially reduce the estimated fair value of our debt by approximately $119 million and $89 million at June 30, 2011 and December 31, 2010, respectively.

          Borrowings under our floating rate senior notes due 2014, our term loan due May 2012, our senior unsecured revolving credit facility and our secured receivables credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest on our term loan due May 2012 and our senior unsecured revolving credit facility are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. At June 30, 2011, the borrowing rates under these debt instruments were: for our floating rate senior notes due 2014, LIBOR plus 0.85%; for our term loan due May 2012, LIBOR plus 0.40%; for our senior unsecured revolving credit facility, LIBOR plus 0.40%; and for our secured receivables credit facility, 1.10%. At June 30, 2011, the weighted average LIBOR was 0.2%. As of June 30, 2011, $200 million, $742 million, and $85 million were outstanding under our floating rate senior notes due 2014, our term loan due May 2012, and our $525 million secured receivables credit facility, respectively. There were no borrowings outstanding under our $750 million senior unsecured revolving credit facility as of June 30, 2011.

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

          In March 2011, we entered into various fixed-to-variable interest rate swap agreements which have a notional amount totaling $200 million and a variable interest rate based on six-month LIBOR plus 0.54%. These derivative financial instruments are accounted for as fair value hedges of a portion of our senior notes due 2016. In addition, in previous years we entered into various fixed-to-variable interest rate swap agreements with a notional amount of $350 million and a variable interest rate based on one-month LIBOR plus 1.33% that were accounted for as fair value hedges of a portion of our senior notes due 2020. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 3 basis points) would impact annual interest expense by approximately $0.4 million, assuming no changes to the debt outstanding at June 30, 2011.

          The fair value of the fixed-to-variable interest rate swap agreements related to our senior notes due 2016 and our senior notes due 2020 was an asset of $18.9 million at June 30, 2011. A hypothetical 10% change in interest rates (representing 25 basis points) would potentially change the fair value of the asset by $10 million.

          For further details regarding our outstanding debt, see Note 10 to the consolidated financial statements included in our 2010 Annual Report on Form 10-K for the year ended December 31, 2010 and Note 8 to the interim consolidated financial statements. For details regarding our financial instruments, see Note 9 to the interim consolidated financial statements.

          Risk Associated with Investment Portfolio

          Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying values of our available-for-sale equity securities and privately held securities were $15.1 million at June 30, 2011.

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

          Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at June 30, 2011 totaled $184 million, compared to $449 million at December 31, 2010. Cash and cash equivalents consist of cash and highly liquid short-term investments. For the six months ended June 30, 2011, cash flows from operating activities of $220 million, together with cash on hand and cash flows from financing activities of $523 million, were used to fund investing activities of $1.0 billion. Cash and cash equivalents at June 30, 2010 totaled $448 million, compared to $534 million at December 31, 2009. For the six months ended June 30, 2010, cash flows from operating activities of $448 million, together with cash on hand, were used to fund investing and financing activities of $92 million and $443 million, respectively.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for the six months ended June 30, 2011 was $220 million compared to $448 million in the prior year period. For the six months ended June 30, 2011, cash flows from operating activities included the second quarter payment to Medi-Cal, the California Medicaid program, of $241 million in connection with the settlement of the California Lawsuit (see Note 12 to the interim consolidated financial statements), or $194 million net of an associated reduction in second quarter estimated tax payments. In addition, 2011 cash flows from operating activities were reduced by $25 million of payments related to transaction and integration costs associated with the acquisitions of Athena and Celera, or $18 million net of an associated reduction in estimated tax payments. After giving consideration to the net settlement and transaction and integration payments, underlying cash flows from operating activities for the six months ended June 30, 2011 decreased by $16.7 million in comparison to the prior year. This decrease was primarily driven by operating performance and an increase in interest payments, partially offset by a reduction in estimated tax payments. Days sales outstanding, a measure of billing and collection efficiency, were 44 days at both June 30, 2011 and December 31, 2010, compared to 42 days at June 30, 2010.

          Cash Flows from Investing Activities

          Net cash used in investing activities for the six months ended June 30, 2011 was $1.0 billion, consisting principally of $740 million related to the acquisition of Athena and $396 million net of cash acquired related to the acquisition of Celera, or $183 million net of cash and $213 million of short-term marketable securities acquired. A liability of $159 million, representing merger consideration related to shares of Celera which had not been surrendered, is included in accounts payable and accrued expenses at June 30, 2011. Proceeds from the sale of the short-term marketable securities, acquired as part of the Celera acquisition, were used to repay borrowings outstanding under our secured receivables credit facility and our unsecured revolving credit facility in the second quarter of 2011. In addition, cash flows from investing activities for the six months ended June 30, 2011 included capital expenditures of $79 million. Net cash used in investing activities for the six months ended June 30, 2010 was $92 million, and consisted principally of capital expenditures.

          Cash Flows from Financing Activities

          Net cash provided by financing activities for the six months ended June 30, 2011 was $523 million, consisting primarily of net increases in debt of $1.3 billion, and proceeds from the exercise of stock options and related tax benefits totaling $102 million, partially offset by purchases of treasury stock of $835 million, dividend payments of $33 million, distributions to noncontrolling interests of $17 million and $10 million of payments primarily related to debt issuance costs incurred in connection with our senior notes offering in the first quarter of 2011. The net increase in debt consists of $2.4 billion of borrowings and $1.1 billion of repayments.

          In February 2011, borrowings of $500 million under our secured receivables credit facility and $75 million under our senior unsecured credit facility, together with $260 million of cash on hand, were used to fund purchases of treasury stock totaling $835 million. In addition, we completed a $1.25 billion senior notes offering in March 2011 (the “2011 Senior Notes”). We used $485 million of the $1.24 billion in net proceeds from the 2011 Senior Notes offering, together with $90 million of cash on hand, to fund the repayment of $500 million outstanding under our secured receivables credit facility, and the repayment of $75 million outstanding under our unsecured revolving credit facility. The remaining portion of the net proceeds from the 2011 Senior Notes offering were used to fund our acquisition of Athena in April 2011 (see Note 4 and Note 8 to the interim financial statements for further details).

          During the second quarter of 2011, $585 million and $30 million of borrowings under our secured receivables credit facility and our unsecured revolving credit facility, respectively, together with cash on hand, were used to fund the acquisition of Celera in May 2011 (see Note 4 to the interim financial statements for further details). During the second quarter of 2011, proceeds from the sale of short-term marketable securities acquired as part of the Celera acquisition totaling $214 million, together with cash on hand, were used to fund $500 million and $30 million of debt repayments under our secured receivables credit facility and our unsecured revolving credit facility, respectively.

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

          For the six months ended June 30, 2011, we repurchased 15.4 million shares of our common stock from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $54.30 per share for a total of $835 million. At June 30, 2011, $165 million remained available under the share repurchase authorizations.

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

          Contractual Obligations and Commitments

          The following table summarizes certain of our contractual obligations as of June 30, 2011:

	Payments due by period

	(in thousands)
Contractual Obligations	Total	Remainder of 2011	1-3 years	3-5 years	After 5 years

Outstanding debt	$4,286,269	$426,269	$560,000	$700,000	$2,600,000
Capital lease obligations	47,042	4,164	15,941	12,179	14,758
Interest payments on outstanding debt	2,235,864	85,825	308,932	302,872	1,538,235
Operating leases	639,741	96,620	256,605	134,453	152,063
Purchase obligations	71,890	24,997	36,693	9,444	756
Merger consideration obligation	158,560	158,560	—	—	—

Total contractual obligations	$7,439,366	$796,435	$1,178,171	$1,158,948	$4,305,812

          Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of June 30, 2011 applied to the June 30, 2011 balances, which are assumed to remain outstanding through their maturity dates.

          A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 10 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K, as updated in Note 8 to the interim consolidated financial statements. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase product or services at December 31, 2010 is contained in Note 15 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K. See Note 4 to the interim consolidated financial statements for a discussion with respect to merger consideration related to shares of Celera which had not been surrendered as of June 30, 2011.

          As of June 30, 2011, our total liabilities associated with unrecognized tax benefits were approximately $213 million, which were excluded from the table above. We believe it is reasonably possible that these liabilities may decrease by up to $26 million within the next twelve months, primarily as a result of the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 5 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

          Our credit agreements and our term loan due May 2012 contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of June 30, 2011, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

          Requirements and Capital Resources

          We estimate that we will invest approximately $200 million during 2011 for capital expenditures, including assets under capitalized leases, to support and expand our existing operations, principally related to investments in information technology, equipment and facility upgrades. We expect to fund the repayment of the current portion of our long-term debt using cash on hand and existing credit facilities.

          Accounts payable and accrued expenses at June 30, 2011 included a liability of $159 million representing merger consideration related to shares of Celera which had not been surrendered as of June 30, 2011. We expect to fund the payment of the remaining merger consideration with cash on hand and existing credit facilities.

          As of June 30, 2011, $1.2 billion of borrowing capacity was available under our existing credit facilities, consisting of $440 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

          We believe the banks participating in our various credit facilities are predominantly highly-rated banks, and that the borrowing capacity under the credit facilities described above is currently available to us. Should one or several banks no longer participate in either of our credit facilities, we would not expect it to impact our ability to fund operations. We expect that we will be able to replace our existing secured receivables credit facility and our senior unsecured revolving credit facility with alternative arrangements prior to their expiration.

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

          Impact of New Accounting Standards

          In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to fair value measurements. In June 2011, the FASB issued an amendment to the accounting standards related to the presentation of comprehensive income. The impact of these accounting standards is discussed in Note 2 to the interim financial statements.

          Forward-Looking Statements

          Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could significantly cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, adverse results from pending or future government investigations, lawsuits or private actions, the competitive environment, changes in government regulations, changing relationships with customers, payers, suppliers and strategic partners and other factors discussed in “Business,” “Risk Factors,” “Cautionary Factors That May Affect Future Results,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” in our 2010 Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” in our 2011 Quarterly Reports on Form 10-Q and other items throughout the 2010 Form 10-K and our 2011 Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

          During the second quarter of 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          See Note 12 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the second quarter of 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

April 1, 2011 – April 30, 2011
Share Repurchase Program (A)	—	$—	—	$165,049
Employee Transactions (B)	1,258	$56.67	N/A	N/A
May 1, 2011 – May 31, 2011
Share Repurchase Program (A)	—	$—	—	$165,049
Employee Transactions (B)	3,532	$57.23	N/A	N/A
June 1, 2011 – June 30, 2011
Share Repurchase Program (A)	—	$—	—	$165,049
Employee Transactions (B)	—	$—	N/A	N/A
Total
Share Repurchase Program (A)	—	$—	—	$165,049
Employee Transactions (B)	4,790	$57.08	N/A	N/A

(A)

In January 2011, our Board of Directors authorized the Company to repurchase an additional $750 million of the Company’s common stock, increasing the total available authorization at that time to $1 billion. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $4.5 billion of share repurchases of our common stock through June 30, 2011. The share repurchase authorization has no set expiration or termination date.

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

Item 6. Exhibits

          Exhibits:

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20110630.xml

101.SCH	dgx-20110630.xsd

101.CAL	dgx-20110630_cal.xml

101.DEF	dgx-20110630_def.xml

101.LAB	dgx-20110630_lab.xml

101.PRE	dgx-20110630_pre.xml

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 27, 2011
Quest Diagnostics Incorporated

By	/s/ Surya N. Mohapatra

Surya N. Mohapatra, Ph.D. Chairman of the Board, President and Chief Executive Officer

By	/s/ Robert A. Hagemann

Robert A. Hagemann Senior Vice President and Chief Financial Officer