Form 10-Q
period 2011-09-30
QUEST DIAGNOSTICS INC
filed 2011-11-03
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
Commission file number 001-12215

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

As of October 27, 2011, there were outstanding 157,759,227 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

Page
Item 1. Financial Statements

Index to consolidated financial statements filed as part of this report:

Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010	2

Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	4

Consolidated Statements of Stockholders’ Equity for the Nine Months Ended September 30, 2011 and 2010	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”	44

Item 4. Controls and Procedures

Controls and Procedures	44

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net revenues	$1,906,405	$1,864,655	$5,631,183	$5,544,885

Operating costs and expenses:
Cost of services	1,116,574	1,091,465	3,317,966	3,236,809
Selling, general and administrative	446,595	426,562	1,357,242	1,276,707
Amortization of intangible assets	19,402	9,915	47,843	28,544
Other operating expense (income), net	1,781	(154)	238,265	1,502

Total operating costs and expenses	1,584,352	1,527,788	4,961,316	4,543,562

Operating income	322,053	336,867	669,867	1,001,323

Other income (expense):
Interest expense, net	(43,408)	(36,200)	(127,918)	(108,522)
Equity earnings in unconsolidated joint ventures	7,301	7,201	22,869	22,550
Other (expense) income, net	(2,677)	3,150	(815)	2,043

Total non-operating expenses, net	(38,784)	(25,849)	(105,864)	(83,929)

Income from continuing operations before taxes	283,269	311,018	564,003	917,394
Income tax expense	101,126	102,902	256,114	333,931

Income from continuing operations	182,143	208,116	307,889	583,463
Loss from discontinued operations, net of taxes	(250)	(360)	(1,131)	(678)

Net income	181,893	207,756	306,758	582,785
Less: Net income attributable to noncontrolling interests	10,045	9,681	25,628	27,647

Net income attributable to Quest Diagnostics	$171,848	$198,075	$281,130	$555,138

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$172,098	$198,435	$282,261	$555,816
Loss from discontinued operations, net of taxes	(250)	(360)	(1,131)	(678)

Net income	$171,848	$198,075	$281,130	$555,138

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$1.08	$1.14	$1.76	$3.12
Loss from discontinued operations	—	—	(0.01)	—

Net income	$1.08	$1.14	$1.75	$3.12

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$1.08	$1.13	$1.75	$3.09
Loss from discontinued operations	(0.01)	—	(0.01)	—

Net income	$1.07	$1.13	$1.74	$3.09

Weighted average common shares outstanding:
Basic	157,816	173,229	158,971	177,456
Diluted	159,002	174,315	160,519	179,153

Dividends per common share	$0.10	$0.10	$0.30	$0.30

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2011 AND DECEMBER 31, 2010
(in thousands, except per share data)

	September 30, 2011	December 31, 2010

	(unaudited)

Assets
Current assets:
Cash and cash equivalents	$110,825	$449,301
Accounts receivable, net of allowance for doubtful accounts of $242,444 and $228,917 at September 30, 2011 and December 31, 2010, respectively	936,259	845,299
Inventories	84,954	76,572
Deferred income taxes	166,907	142,470
Prepaid expenses and other current assets	97,332	91,775

Total current assets	1,396,277	1,605,417
Property, plant and equipment, net	806,043	834,376
Goodwill	5,796,193	5,101,938
Intangible assets, net	1,054,606	796,405
Other assets	273,352	189,494

Total assets	$9,326,471	$8,527,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$928,162	$865,272
Short-term borrowings and current portion of long-term debt	835,910	348,996

Total current liabilities	1,764,072	1,214,268
Long-term debt	3,367,847	2,641,160
Other liabilities	649,588	618,077
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both September 30, 2011 and December 31, 2010; 214,604 shares and 214,173 shares issued at September 30, 2011 and December 31, 2010, respectively	2,146	2,142
Additional paid-in capital	2,331,164	2,311,421
Retained earnings	4,101,066	3,867,420
Accumulated other comprehensive (loss) income	(5,444)	10,626
Treasury stock, at cost; 57,183 shares and 43,456 shares at September 30, 2011 and December 31, 2010, respectively	(2,906,546)	(2,158,129)

Total Quest Diagnostics stockholders’ equity	3,522,386	4,033,480
Noncontrolling interests	22,578	20,645

Total stockholders’ equity	3,544,964	4,054,125

Total liabilities and stockholders’ equity	$9,326,471	$8,527,630

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)
(in thousands)

	Nine Months Ended September 30,

	2011	2010

Cash flows from operating activities:
Net income	$306,758	$582,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	209,431	190,444
Provision for doubtful accounts	214,373	222,882
Deferred income tax provision (benefit)	3,255	(4,673)
Stock-based compensation expense	50,789	45,042
Excess tax benefits from stock-based compensation arrangements	(4,575)	(24)
Provision for special charge	236,000	—
Other, net	5,732	14,322
Changes in operating assets and liabilities:
Accounts receivable	(271,113)	(279,879)
Accounts payable and accrued expenses	(84,408)	(26,646)
Settlement of special charge	(241,000)	—
Income taxes payable	122,061	19,095
Other assets and liabilities, net	10,425	15,110

Net cash provided by operating activities	557,728	778,458

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(1,298,518)	—
Sale of securities acquired in business acquisition	213,541	—
Capital expenditures	(117,879)	(136,291)
Decrease (increase) in investments and other assets	798	(3,543)

Net cash used in investing activities	(1,202,058)	(139,834)

Cash flows from financing activities:
Proceeds from borrowings	2,658,329	—
Repayments of debt	(1,495,062)	(2,578)
Purchases of treasury stock	(884,995)	(750,000)
Exercise of stock options	104,004	40,787
Excess tax benefits from stock-based compensation arrangements	4,575	24
Dividends paid	(48,830)	(54,217)
Distributions to noncontrolling interests	(25,765)	(25,568)
Other financing activities	(6,402)	(12,067)

Net cash provided by (used in) financing activities	305,854	(803,619)

Net change in cash and cash equivalents	(338,476)	(164,995)

Cash and cash equivalents, beginning of period	449,301	534,256

Cash and cash equivalents, end of period	$110,825	$369,261

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(unaudited)
(in thousands)

		Quest Diagnostics Stockholders’ Equity

	Shares of Common Stock Outstand- ing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at Cost	Compre- hensive Income	Non- controlling Interests	Total Stock- holders’ Equity

Balance, December 31, 2010	170,717	$2,142	$2,311,421	$3,867,420	$10,626	$(2,158,129)		$20,645	$4,054,125
Net income				281,130			$281,130	25,628	306,758
Currency translation					(12,645)		(12,645)		(12,645)
Market valuation, net of tax benefit of $1,389					(2,173)		(2,173)		(2,173)
Net deferred loss on cash flow hedges					(1,252)		(1,252)		(1,252)

Comprehensive income							$265,060

Dividends declared				(47,484)					(47,484)
Distributions to noncontrolling interests								(25,765)	(25,765)
Issuance of common stock under benefit plans	1,084	7	1,605			13,039			14,651
Stock-based compensation expense			48,203			2,586			50,789
Exercise of stock options	2,388		(16,949)			120,953			104,004
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(344)	(3)	(19,535)						(19,538)
Tax benefits associated with stock-based compensation plans			6,419						6,419
Purchases of treasury stock	(16,424)					(884,995)			(884,995)
Other								2,070	2,070

Balance, September 30, 2011	157,421	$2,146	$2,331,164	$4,101,066	$(5,444)	$(2,906,546)		$22,578	$3,544,964

		Quest Diagnostics Stockholders’ Equity

	Shares of Common Stock Outstand- ing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at Cost	Compre- hensive Income	Non- controlling Interests	Total Stock- holders’ Equity

Balance, December 31, 2009	183,293	$2,141	$2,302,368	$3,216,639	$(20,961)	$(1,510,548)		$21,825	$4,011,464
Net income				555,138			$555,138	27,647	582,785
Currency translation					24,321		24,321		24,321
Market valuation, net of tax expense of $1,517					2,373		2,373		2,373
Net deferred loss on cash flow hedges					543		543		543

Comprehensive income							$582,375

Dividends declared				(52,948)					(52,948)
Distributions to noncontrolling interests								(25,568)	(25,568)
Issuance of common stock under benefit plans	993	2	(24,782)			39,790			15,010
Stock-based compensation expense			42,389			2,653			45,042
Exercise of stock options	1,048		(11,530)			52,317			40,787
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(274)	(1)	(5,600)			(9,614)			(15,215)
Tax benefits associated with stock-based compensation plans			2,675						2,675
Purchases of treasury stock	(14,693)					(750,000)			(750,000)
Other								(564)	(564)

Balance, September 30, 2010	170,367	$2,142	$2,305,520	$3,718,829	$6,276	$(2,175,402)		$23,340	$3,880,705

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

          In June 2011, the FASB issued an amendment to the accounting standards related to the presentation of comprehensive income. This standard revises the manner in which entities present comprehensive income in their financial statements and removes the option to present items of other comprehensive income in the statement of changes in stockholders’ equity. This standard requires an entity to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements of net income and other comprehensive income. This standard will become effective retrospectively for the Company on January 1, 2012.

          In September 2011, the FASB issued an amendment to the accounting standards related to the testing of goodwill for impairment. Under the revised guidance, an entity has the option to perform a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value prior to performing the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

two-step quantitative goodwill impairment test. If, based on the qualitative factors, an entity determines that the fair value of the reporting unit is greater than its carrying amount, then the entity would not be required to perform the two-step quantitative impairment test for that reporting unit. However, if the qualitative assessment indicates that it is not more-likely-than-not that the reporting unit’s fair value exceeds its carrying value, then the quantitative assessment must be performed. An entity is permitted to perform the qualitative assessment on none, some or all of its reporting units and may also elect to bypass the qualitative assessment and begin with the quantitative assessment of goodwill impairment. This amendment is effective for the Company for annual and interim goodwill impairment tests performed on or after January 1, 2012 and is not expected to have a material impact on the Company’s consolidated financial statements.

3. EARNINGS PER SHARE

          The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$172,098	$198,435	$282,261	$555,816
Loss from discontinued operations, net of taxes	(250)	(360)	(1,131)	(678)

Net income attributable to Quest Diagnostics’ common stockholders	$171,848	$198,075	$281,130	$555,138

Income from continuing operations	$172,098	$198,435	$282,261	$555,816
Less: Earnings allocated to participating securities	967	957	1,934	2,545

Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$171,131	$197,478	$280,327	$553,271

Weighted average common shares outstanding – basic	157,816	173,229	158,971	177,456

Effect of dilutive securities:
Stock options and performance share units	1,186	1,086	1,548	1,697

Weighted average common shares outstanding – diluted	159,002	174,315	160,519	179,153

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$1.08	$1.14	$1.76	$3.12
Loss from discontinued operations	—	—	(0.01)	—

Net income	$1.08	$1.14	$1.75	$3.12

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$1.08	$1.13	$1.75	$3.09
Loss from discontinued operations	(0.01)	—	(0.01)	—

Net income	$1.07	$1.13	$1.74	$3.09

          Stock options and performance share units of 2.3 million shares and 2.2 million shares for the three and nine months ended September 30, 2011, respectively, were not included due to their antidilutive effect.

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

          Through the acquisition, the Company acquired all of Athena’s operations. The Company financed the all-cash purchase price of $740 million and related transaction costs with a portion of the net proceeds from the Company’s 2011 Senior Notes Offering. For the nine months ended September 30, 2011, transaction costs of $8.2 million were recorded in selling, general and administrative expenses. See Note 8 for further discussion of the 2011 Senior Notes Offering.

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

          Acquisition of Celera Corporation

          On March 17, 2011, the Company entered into a definitive merger agreement with Celera Corporation (“Celera”) under which the Company agreed to acquire Celera in a transaction valued at approximately $344 million, net of $326 million in acquired cash and short-term marketable securities. Additionally, the Company expects to utilize Celera’s available tax credits, net operating loss carryforwards and capitalized tax research and development expenditures to reduce its future tax payments by approximately $110 million. Celera is a healthcare business delivering personalized cardiovascular disease management through a combination of products and services incorporating proprietary discoveries. Celera generated revenues of $128 million in 2010.

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

          Through the acquisition, the Company acquired all of Celera’s operations. The Company financed the all-cash purchase price of $670 million and related transaction costs with borrowings under its existing credit facilities and cash on hand. Of the total cash purchase price of $670 million, $669 million was paid through September 30, 2011. Accounts payable and accrued expenses at September 30, 2011 included a liability of $1 million representing the remaining merger consideration related to shares of Celera which had not been surrendered as of September 30, 2011.

          For the nine months ended September 30, 2011, transaction costs of $8.4 million were recorded in selling, general and administrative expenses. Additionally, for the nine months ended September 30, 2011, financing related costs of $3.1 million were recorded in interest expense, net.

          The acquisition of Celera was accounted for under the acquisition method of accounting. As such, the cost to acquire Celera was allocated to the respective assets acquired and liabilities assumed based on their estimated fair values as of the date the Company acquired its controlling ownership interest in Celera. A preliminary allocation of the cost to acquire Celera has been made to certain assets and liabilities of Celera based on preliminary estimates. The Company is continuing to assess the estimated fair values of certain assets acquired and liabilities assumed. The consolidated financial statements include the results of operations of Celera subsequent to the Company acquiring its controlling ownership interest which are not material to the Company’s consolidated results of operations.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          The following table summarizes the Company’s preliminary purchase price allocation of the cost to acquire Celera:

Preliminary Fair Values as of May 4, 2011

Cash and cash equivalents	$112,312
Short-term marketable securities	213,418
Accounts receivable	16,810
Other current assets	26,796
Property, plant and equipment	11,091
Intangible assets	85,830
Goodwill	135,624
Non-current deferred income taxes	102,838
Other assets	34,586

Total assets acquired	739,305

Current liabilities	59,008
Long-term liabilities	10,717

Total liabilities assumed	69,725

Net assets acquired	$669,580

          The acquired amortizable intangible assets are being amortized over their estimated useful lives as follows:

	Preliminary Fair Values	Weighted Average Useful Life

Outlicensed technology	$46,450	6 years
Technology	21,730	8 years
Customer relationships	6,750	9 years
Tradename	5,400	5 years

	$80,330

          In addition to the amortizable intangible assets noted above, $5.5 million was allocated to in-process research and development, which is currently not subject to amortization.

          Of the amount allocated to goodwill and intangible assets, approximately $28 million is expected to be deductible for tax purposes. Of the total goodwill acquired in connection with the Celera acquisition, approximately $104 million has been allocated to the Company’s clinical testing business, with the remainder allocated to the Company’s diagnostics products business. As of the acquisition date, the fair value of accounts receivable approximated its book value, all of which is expected to be collected.

          Goodwill represents the excess of the fair value of the acquiree over the recognized bases of the net identifiable assets acquired and includes the future economic benefits from other assets that could not be individually identified and separately recognized. Specifically, the goodwill recorded as part of the Athena and Celera acquisitions includes: the expected synergies resulting from combining the operations of the acquired businesses with those of the Company; and the value associated with an assembled workforce that has a historical track record of identifying opportunities, developing services and products, and commercializing them.

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

5.          FAIR VALUE MEASUREMENTS

          The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs

September 30, 2011		Level 1	Level 2	Level 3

Assets:
Trading securities	$44,272	$44,272	$—	$—
Interest rate swaps	54,331	—	54,331	—
Cash surrender value of life insurance policies	19,173	—	19,173	—
Available-for-sale equity securities	1,504	—	—	1,504
Foreign currency forward contracts	213	—	213	—

Total	$119,493	$44,272	$73,717	$1,504

Liabilities:
Deferred compensation liabilities	$66,908	$—	$66,908	$—
Foreign currency forward contracts	2,199	—	2,199	—

Total	$69,107	$—	$69,107	$—

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

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At September 30, 2011 and December 31, 2010, the fair value of the Company’s debt was estimated at $4.6 billion and $3.1 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At September 30, 2011 and December 31, 2010, the estimated fair value exceeded the carrying value of the debt by $426 million and $80 million, respectively.

6.          TAXES ON INCOME

          Income tax expense for the nine months ended September 30, 2011 and 2010 was $256 million and $334 million, respectively. The increase in the effective income tax rate for the nine months ended September 30, 2011 is primarily due to a charge recorded in the first quarter of 2011 associated with a settlement of certain legal claims (see Note 12), a portion for which a tax benefit has not been recorded.

7.          GOODWILL AND INTANGIBLE ASSETS

          The changes in goodwill for the nine months ended September 30, 2011 and for the year ended December 31, 2010 are as follows:

	September 30, 2011	December 31, 2010

Balance at beginning of period	$5,101,938	$5,083,944
Goodwill acquired during the year	701,087	—
Other purchase accounting adjustments	—	246
(Decrease) increase related to foreign currency translation	(6,832)	17,748

Balance at end of period	$5,796,193	$5,101,938

          Approximately 90% of the Company’s goodwill as of September 30, 2011 and December 31, 2010 was associated with its clinical testing business.

          For the nine months ended September 30, 2011, goodwill acquired was principally associated with the Athena and Celera acquisitions (see Note 4 for further details).

          For the year ended December 31, 2010, other purchase accounting adjustments were primarily related to a milestone payment on an acquisition from 2008.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Intangible assets at September 30, 2011 and December 31, 2010 consisted of the following:

	Weighted Average Amortization Period	September 30, 2011			December 31, 2010

		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Amortizing intangible assets:
Customer-related intangibles	19 years	$630,730	$(185,028)	$445,702	$603,203	$(161,345)	$441,858
Non-compete agreements	4 years	91,981	(58,104)	33,877	54,886	(52,134)	2,752
Technology	14 years	165,188	(24,422)	140,766	51,830	(16,796)	35,034
Other	8 years	146,217	(18,973)	127,244	24,065	(9,380)	14,685

Total	16 years	1,034,116	(286,527)	747,589	733,984	(239,655)	494,329

Intangible assets not subject to amortization:
In-process research and development		5,500	—	5,500	—	—	—
Tradenames		300,753	—	300,753	302,076	—	302,076
Other		764	—	764	—	—	—

Total intangible assets		$1,341,133	$(286,527)	$1,054,606	$1,036,060	$(239,655)	$796,405

          The increase in intangible assets for the nine months ended September 30, 2011 was primarily due to intangible assets acquired as part of the Athena and Celera acquisitions (see Note 4 for further details).

          Amortization expense related to intangible assets was $19.4 million and $9.9 million for the three months ended September 30, 2011 and 2010, respectively. For the nine months ended September 30, 2011 and 2010, amortization expense related to intangible assets was $47.8 million and $28.5 million, respectively.

          The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2011 is as follows:

Fiscal Year Ending December 31,

Remainder of 2011	$18,941
2012	77,068
2013	75,174
2014	73,433
2015	62,972
2016	56,262
Thereafter	383,739

Total	$747,589

8.	DEBT

          Short-term borrowings and current portion of long-term debt at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Secured Receivables Credit Facility	$85,000	$—
Current portion of long-term debt	750,910	348,996

Total short-term borrowings and current portion of long-term debt	$835,910	$348,996

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Long-term debt at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Senior Notes due July 2011	$—	$159,234
Term Loan due May 2012	742,000	742,000
Floating Rate Senior Notes due March 2014	200,000	—
Senior Notes due November 2015	499,347	499,227
Senior Notes due April 2016	311,773	—
Senior Notes due July 2017	374,541	374,480
Senior Notes due January 2020	536,149	503,770
Senior Notes due April 2021	549,129	—
Senior Notes due July 2037	420,958	420,840
Senior Notes due January 2040	438,218	243,422
Other	46,642	47,183

Total long-term debt	4,118,757	2,990,156
Less: current portion of long-term debt	750,910	348,996

Total long-term debt, net of current portion	$3,367,847	$2,641,160

          2011 Senior Notes Offering

          On March 24, 2011, the Company completed a $1.25 billion senior notes offering (the “2011 Senior Notes”). The 2011 Senior Notes were sold in four tranches: (a) $200 million aggregate principal amount of three-month LIBOR plus 0.85% floating rate senior notes due March 24, 2014 (the “Floating Rate Senior Notes due 2014”), issued at par, (b) $300 million aggregate principal amount of 3.20% senior notes due April 1, 2016 (the “Senior Notes due 2016”), issued at a discount of $0.3 million, (c) $550 million aggregate principal amount of 4.70% senior notes due April 1, 2021 (the “Senior Notes due 2021”), issued at a discount of $0.9 million and (d) $200 million aggregate principal amount of 5.75% senior notes due January 30, 2040 (the “Senior Notes due 2040”), issued at a discount of $5.5 million. The Senior Notes due 2040 are a reopening of the $250 million aggregate principal amount of 5.75% Senior Notes due 2040 issued on November 17, 2009. After considering the discounts, the effective interest rates on the Senior Notes due 2016, the Senior Notes due 2021 and the Senior Notes due 2040 are 3.22%, 4.72% and 5.95%, respectively. The Floating Rate Senior Notes due 2014 require quarterly interest payments, which commenced on June 24, 2011. The three-month LIBOR was 0.37% at September 30, 2011. The Senior Notes due 2016 and the Senior Notes due 2021 require semi-annual interest payments, which commenced on October 1, 2011. The Senior Notes due 2040 require semi-annual interest payments, which commenced on July 30, 2011. The 2011 Senior Notes are unsecured obligations of the Company and rank equally with the Company’s other unsecured obligations. The 2011 Senior Notes do not have a sinking fund requirement and are guaranteed by certain of the Company’s domestic, wholly-owned subsidiaries (the “Subsidiary Guarantors”).

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

          As further discussed in Note 9, the Company has hedged its interest rate exposure on a portion of the Senior Notes due 2016 and on a portion of the Senior Notes due 2020 which have been designated as fair value hedges. The carrying value of the Senior Notes due 2016 has been increased by the fair value of the related hedge of $12.0 million in the consolidated balance sheet as of September 30, 2011. At September 30, 2011 and December 31, 2010, the carrying value of the Senior Notes due 2020 has been increased by the fair value of the related hedge of $42.3 million and $10.5 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Senior Unsecured Revolving Credit Facility

          In September 2011, the Company entered into a $750 million senior unsecured revolving credit facility (the “Credit Facility”) which replaced the Company’s then existing $750 million senior unsecured revolving credit facility that was scheduled to mature in May 2012. Interest on the Credit Facility, which matures in September 2016, is based on certain published rates plus an applicable margin that will vary over a range from 75 basis points to 175 basis points based on changes in the Company’s public debt ratings. At the option of the Company, it may elect to lock into LIBOR-based interest rates for periods up to six months. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate, the federal funds rate or an adjusted LIBOR rate. At September 30, 2011, the Company’s borrowing rate for LIBOR-based loans under the Credit Facility was LIBOR plus 1.125%. At December 31, 2010, the Company’s borrowing rate for LIBOR-based loans under its then existing senior unsecured revolving credit facility was LIBOR plus 0.40%. The Credit Facility is currently guaranteed by the Subsidiary Guarantors. The Company expects that the guarantees provided by the Subsidiary Guarantors will no longer be required principally upon the full repayment of the amounts outstanding under the term loan due May 2012. The Credit Facility contains various covenants, including the maintenance of certain financial ratios, which could impact the Company’s ability to, among other things, incur additional indebtedness. At both September 30, 2011 and December 31, 2010, there were no outstanding borrowings under the Company’s senior unsecured revolving credit facility.

          As of September 30, 2011, long-term debt matures as follows:

Fiscal Year Ending December 31,

Remainder of 2011	$184,201
2012	568,754
2013	8,357
2014	207,962
2015	505,411
2016	301,210
Thereafter	2,312,747

Total maturities of debt	4,088,642
Unamortized discount	(24,216)
Fair value basis adjustment attributable to hedged debt	54,331

Total debt	4,118,757
Less: current portion of long-term debt	750,910

Total long-term debt, net of current portion	$3,367,847

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	September 30, 2011		December 31, 2010

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$54,331	Other assets	$10,483

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Foreign currency forward contracts	Other current assets	$213	Other current assets	$4,527

Liability Derivatives:
Foreign currency forward contracts	Other current liabilities	$2,199	Other current liabilities	$464

Total Net Derivatives Asset		$52,345		$14,546

          Interest Rate Risk

          The Company is exposed to interest rate risk on its cash and cash equivalents and its debt obligations. Interest income earned on cash and cash equivalents may fluctuate as interest rates change; however, due to their relatively short maturities, the Company does not hedge these assets or their investment cash flows and the impact of interest rate risk is not material. The Company’s debt obligations consist of fixed-rate and variable-rate debt instruments. The Company’s primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within an acceptable range, which includes the use of interest rate swaps.

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

          In previous years, the Company entered into various forward starting interest rate swap agreements and treasury-lock agreements that were accounted for as cash flow hedges (see Note 11 to the Consolidated Financial Statements in the Company’s 2010 Annual Report on Form 10-K for further details). The effective portions of the changes in fair value of these derivatives represent deferred gains or losses that are recorded in accumulated other comprehensive income. These deferred gains or losses are reclassified from accumulated other comprehensive income to the statement of operations in the same period or periods during which the hedged transaction affects earnings, which is when the Company recognizes interest expense on the hedged cash flows. The total loss, net of tax benefit, recognized in accumulated other comprehensive income on the cash flow hedges as of September 30, 2011 and December 31, 2010 was $7.9 million and $6.6 million, respectively. The loss recognized on the Company’s cash flow hedges for the three and nine months ended September 30, 2011 and 2010, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive income into earnings within the next 12 months is $1.3 million.

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

          These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2016 and a portion of the Senior Notes due 2020 and effectively convert that portion of the debt into variable interest rate debt. The Company recognizes the changes in the fair value of both the fixed-to-variable interest rate swap agreements and the related underlying debt obligations in other (expense) income, net as equal and offsetting gains and losses. The fair value of the 2011 Fixed-to-Variable Interest Rate Swap Agreements was an asset of $12.0 million at September 30, 2011. At September 30, 2011 and December 31, 2010, the fair value of the 2009 Fixed-to-Variable Interest Rate Swap Agreements was an asset of $42.3 million and $10.5 million, respectively. Since inception, the fair value hedges have been effective; therefore, there is no impact on earnings for the three and nine months ended September 30, 2011 and 2010 as a result of hedge ineffectiveness.

          Foreign Currency Risk

          The Company is exposed to market risk for changes in foreign exchange rates primarily under certain intercompany receivables and payables. Foreign exchange forward contracts are used to mitigate the exposure of the eventual net cash inflows or outflows resulting from these intercompany transactions. The objective is to hedge a portion of the forecasted foreign currency risk over a rolling 12-month time horizon to mitigate the eventual impacts of changes in foreign exchange rates on the cash flows of the intercompany transactions. As of September 30, 2011, the gross

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

notional amount of foreign currency forward contracts in U.S. dollars was $35.4 million and principally consists of contracts in Swedish krona. The Company does not designate these derivative instruments as hedges under current accounting standards unless the benefits of doing so are material. The Company’s foreign exchange exposure is not material to the Company’s consolidated financial condition or results of operations. The Company does not hedge its net investment in non-U.S. subsidiaries because it views those investments as long-term in nature.

10.	STOCKHOLDERS’ EQUITY

          Components of Comprehensive Income

          The market valuation adjustment for the nine months ended September 30, 2011 and 2010 represents unrealized holding (losses) gains on available-for-sale securities, net of taxes. The net deferred loss on cash flow hedges for the nine months ended September 30, 2011 and 2010 represents deferred losses on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 9). Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

          Comprehensive Income

          For the three months ended September 30, 2011 and 2010, comprehensive income was $132 million and $253 million, respectively.

          Dividend Program

          During each of the quarters of 2011 and 2010, the Company’s Board of Directors has declared a quarterly cash dividend of $0.10 per common share. On October 25, 2011, the Company’s Board of Directors announced an increase in the quarterly cash dividend from $0.10 per common share to $0.17 per common share, payable on January 24, 2012, to shareholders of record on January 9, 2012.

          Share Repurchase Plan

          In January 2011, the Company’s Board of Directors authorized the Company to repurchase an additional $750 million of the Company’s common stock, increasing the total available authorization at that time to $1 billion. The share repurchase authorization has no set expiration or termination date.

          For the three months ended September 30, 2011, the Company repurchased 1.0 million shares of its common stock at an average price of $47.79 per share for a total of $50 million. For the nine months ended September 30, 2011, the Company repurchased 16.4 million shares of its common stock at an average price of $53.89 per share for a total of $885 million, including 15.4 million shares purchased in the first quarter from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $54.30 per share for a total of $835 million. For the three and nine months ended September 30, 2011, the Company reissued 0.2 million shares and 2.7 million shares, respectively, for employee benefit plans. At September 30, 2011, $115 million remained available under the Company’s share repurchase authorizations.

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

11.	SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Depreciation expense	$53,945	$54,222	$161,588	$161,900

Interest expense	(44,059)	(36,472)	(129,570)	(109,642)
Interest income	651	272	1,652	1,120

Interest expense, net	(43,408)	(36,200)	(127,918)	(108,522)

Interest paid	55,718	62,131	128,301	118,546
Income taxes paid	24,934	127,298	132,655	324,416

Assets acquired under capital leases	2,927	12,018	5,624	16,230

Businesses acquired:
Fair value of assets acquired	4,729	—	1,560,173	—
Fair value of liabilities assumed	—	—	148,192	—

Fair value of net assets acquired	4,729	—	1,411,981	—
Merger consideration paid (payable)	157,409	—	(1,151)	—

Cash paid for business acquisitions	162,138	—	1,410,830	—
Less: Cash acquired	—	—	112,312	—

Business acquisitions, net of cash acquired	$162,138	$—	$1,298,518	$—

12.	COMMITMENTS AND CONTINGENCIES

          The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which is renewed annually, matures on November 19, 2011 and is guaranteed by the Subsidiary Guarantors.

          In support of its risk management program, to ensure the Company’s performance or payment to third parties, $63 million in letters of credit were outstanding at September 30, 2011. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments. In addition, $5 million of bank guarantees were outstanding at September 30, 2011 in support of certain foreign operations.

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

          Other Legal Matters

          In November 2009, the U.S. District Court for the Southern District of New York partially unsealed a civil complaint, U.S. ex rel. Fair Laboratory Practices Associates v. Quest Diagnostics Incorporated, filed against the Company under the whistleblower provisions of the federal False Claims Act. The complaint alleged, among other things, violations of the federal Anti-Kickback Statute and the federal False Claims Act in connection with the Company’s pricing of laboratory services. The complaint seeks damages for alleged false claims associated with laboratory tests reimbursed by government payors, treble damages and civil penalties. In March 2011, the district court granted the Company’s motion to dismiss the relators’ complaint and disqualified the relators and their counsel from pursuing an action based on the facts alleged in the complaint; the relators filed a notice of appeal. The government was given additional time to decide whether to join the case. In July 2011, the government filed a notice declining to intervene in the action and the Court entered a final judgment in the Company’s favor. The relators’ appeal is pending.

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

          In August 2010, a shareholder derivative action was filed in the Superior Court of New Jersey, Morris County, on behalf of the Company against the directors and certain present officers of the Company. The complaint alleges that the defendants breached their fiduciary duties in connection with, among other things, alleged overcharges by the Company to Medi-Cal, the California Medicaid program, for testing services, and seeks unspecified compensatory damages and equitable relief. The action was dismissed without prejudice. On July 21, 2011, the action was re-filed.

          In November 2010, a putative class action was filed against the Company and certain present and former officers of the Company in New Jersey state court, on behalf of the Company’s sales people nationwide who were over forty years old and who either resigned or were terminated after being placed on a performance improvement plan. The complaint alleges that the defendants’ conduct violates the New Jersey Law Against Discrimination, and seeks, among other things, unspecified damages. The defendants removed the complaint to the United States District Court for the District of New Jersey.

          In 2010, a purported class action entitled In re Celera Corp. Securities Litigation was filed in the United States District Court for the Northern District of California against Celera Corporation and certain of its directors and current and former officers. An amended complaint filed in October 2010 alleges that from April 2008 through July 22, 2009, the defendants made false and misleading statements regarding Celera’s business and financial results with an intent to defraud investors. The complaint was further amended in 2011 to add allegations regarding a financial restatement. The complaint seeks unspecified damages on behalf of an alleged class of purchasers of Celera’s stock during the period in which the alleged misrepresentations were made.

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

          In August 2011, the Company received a subpoena from the U.S. Attorney for the Northern District of Georgia seeking various business records, including records related to the Company’s compliance program, certain marketing materials, certain product offerings, and test ordering and other policies. The Company is cooperating with the request.

          In addition, the Company and certain of its subsidiaries have received subpoenas from state agencies in five states and from the Office of the Inspector General of the U.S. Department of Health and Human Services which seek documents relating to the Company’s billing practices. The Company is cooperating with the requests, and one state recently formally closed its investigation.

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

          These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of September 30, 2011, the Company does not believe that any losses related to these matters are probable. While the Company believes that a reasonable possibility exists that losses may have been incurred, based on the nature and status of the matters, potential losses, if any, cannot be estimated.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Reserves for Legal Matters

          Management has established reserves in accordance with generally accepted accounting principles for the matters discussed above. Such reserves totaled approximately $2 million and $10 million as of September 30, 2011 and December 31, 2010, respectively. Management cannot predict the outcome of such matters. Although management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company’s financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome of such matters may be material to the Company’s results of operations or cash flows in the period in which the impact of such matters is determined or paid.

          Reserves for General and Professional Liability Claims

          As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company’s client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company’s insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company’s historical and projected loss experience. Such reserves totaled approximately $136 million and $130 million as of September 30, 2011 and December 31, 2010, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company’s financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company’s results of operations or cash flows in the period in which the impact of such claims is determined or paid.

13.	DISCONTINUED OPERATIONS

          Summarized financial information for the discontinued operations of NID, a test kit manufacturing subsidiary which was closed in 2006, is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net revenues	$—	$—	$—	$—

Income (loss) from discontinued operations before income taxes	188	3	(93)	298
Income tax expense	(438)	(363)	(1,038)	(976)

Loss from discontinued operations, net of taxes	$(250)	$(360)	$(1,131)	$(678)

          The remaining balance sheet information related to NID was not material at September 30, 2011 and December 31, 2010.

14.	BUSINESS SEGMENT INFORMATION

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

          At September 30, 2011, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

          The following table is a summary of segment information for the three and nine months ended September 30, 2011 and 2010. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, including amortization of intangible assets and the charge to earnings in the first quarter of 2011 of $236 million related to the settlement of the California Lawsuit (see Note 12), are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statements contained in the Company’s 2010 Annual Report on Form 10-K and Note 2 to the interim consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2011	2010	2011	2010

Net revenues:
Clinical laboratory testing business	$1,723,102	$1,708,051	$5,112,215	$5,080,230
All other operating segments	183,303	156,604	518,968	464,655

Total net revenues	$1,906,405	$1,864,655	$5,631,183	$5,544,885

Operating earnings (loss):
Clinical laboratory testing business	$352,757	$369,168	$1,036,789	$1,101,733
All other operating segments	24,492	16,008	47,117	33,065
General corporate expenses	(55,196)	(48,309)	(414,039)	(133,475)

Total operating income	322,053	336,867	669,867	1,001,323
Non-operating expenses, net	(38,784)	(25,849)	(105,864)	(83,929)

Income from continuing operations before taxes	283,269	311,018	564,003	917,394
Income tax expense	101,126	102,902	256,114	333,931

Income from continuing operations	182,143	208,116	307,889	583,463
Loss from discontinued operations, net of taxes	(250)	(360)	(1,131)	(678)

Net income	181,893	207,756	306,758	582,785
Less: Net income attributable to noncontrolling interests	10,045	9,681	25,628	27,647

Net income attributable to Quest Diagnostics	$171,848	$198,075	$281,130	$555,138

15.	SUMMARIZED FINANCIAL INFORMATION

          The Company’s Floating Rate Senior Notes due 2014, Senior Notes due 2015, Senior Notes due 2016, Senior Notes due 2017, Senior Notes due 2020, Senior Notes due 2021, Senior Notes due 2037 and Senior Notes due 2040 are fully and unconditionally guaranteed, jointly and severally, by the Subsidiary Guarantors. With the exception of Quest Diagnostics Receivables Incorporated (“QDRI”) (see paragraph below), the non-guarantor subsidiaries are primarily foreign subsidiaries and less than wholly-owned subsidiaries.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations Three Months Ended September 30, 2011
	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$195,552	$1,591,099	$185,257	$(65,503)	$1,906,405

Operating costs and expenses:
Cost of services	130,350	920,778	65,446	—	1,116,574
Selling, general and administrative	29,507	332,204	92,314	(7,430)	446,595
Amortization of intangible assets	392	17,654	1,356	—	19,402
Royalty (income) expense	(104,113)	104,113	—	—	—
Other operating (income) expense, net	(382)	455	1,708	—	1,781

Total operating costs and expenses	55,754	1,375,204	160,824	(7,430)	1,584,352

Operating income	139,798	215,895	24,433	(58,073)	322,053
Non-operating (expense) income, net	(43,595)	(53,859)	597	58,073	(38,784)

Income from continuing operations before taxes	96,203	162,036	25,030	—	283,269
Income tax expense	32,178	63,823	5,125	—	101,126

Income from continuing operations	64,025	98,213	19,905	—	182,143
Loss from discontinued operations, net of taxes	—	(250)	—	—	(250)
Equity earnings from subsidiaries	107,823	—	—	(107,823)	—

Net income	171,848	97,963	19,905	(107,823)	181,893
Less: Net income attributable to noncontrolling interests	—	—	10,045	—	10,045

Net income attributable to Quest Diagnostics	$171,848	$97,963	$9,860	$(107,823)	$171,848

Condensed Consolidating Statement of Operations Three Months Ended September 30, 2010
	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$209,156	$1,540,714	$186,307	$(71,522)	$1,864,655

Operating costs and expenses:
Cost of services	133,527	894,001	63,937	—	1,091,465
Selling, general and administrative	32,043	307,533	94,515	(7,529)	426,562
Amortization of intangible assets	618	7,597	1,700	—	9,915
Royalty (income) expense	(105,055)	105,055	—	—	—
Other operating expense (income), net	1,499	73	(1,726)	—	(154)

Total operating costs and expenses	62,632	1,314,259	158,426	(7,529)	1,527,788

Operating income	146,524	226,455	27,881	(63,993)	336,867
Non-operating (expense) income, net	(33,314)	(58,341)	1,813	63,993	(25,849)

Income from continuing operations before taxes	113,210	168,114	29,694	—	311,018
Income tax expense	29,294	66,251	7,357	—	102,902

Income from continuing operations	83,916	101,863	22,337	—	208,116
Loss from discontinued operations, net of taxes	—	(360)	—	—	(360)
Equity earnings from subsidiaries	114,159	—	—	(114,159)	—

Net income	198,075	101,503	22,337	(114,159)	207,756
Less: Net income attributable to noncontrolling interests	—	—	9,681	—	9,681

Net income attributable to Quest Diagnostics	$198,075	$101,503	$12,656	$(114,159)	$198,075

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2011
	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$597,362	$4,671,748	$566,136	$(204,063)	$5,631,183

Operating costs and expenses:
Cost of services	375,283	2,737,849	204,834	—	3,317,966
Selling, general and administrative	103,469	986,510	289,517	(22,254)	1,357,242
Amortization of intangible assets	1,098	41,851	4,894	—	47,843
Royalty (income) expense	(310,887)	310,887	—	—	—
Other operating expense, net	235,924	826	1,515	—	238,265

Total operating costs and expenses	404,887	4,077,923	500,760	(22,254)	4,961,316

Operating income	192,475	593,825	65,376	(181,809)	669,867
Non-operating (expense) income, net	(127,721)	(164,314)	4,362	181,809	(105,864)

Income from continuing operations before taxes	64,754	429,511	69,738	—	564,003
Income tax expense	68,946	169,566	17,602	—	256,114

Income (loss) from continuing operations	(4,192)	259,945	52,136	—	307,889
Loss from discontinued operations, net of taxes	—	(1,131)	—	—	(1,131)
Equity earnings from subsidiaries	285,322	—	—	(285,322)	—

Net income	281,130	258,814	52,136	(285,322)	306,758
Less: Net income attributable to noncontrolling interests	—	—	25,628	—	25,628

Net income attributable to Quest Diagnostics	$281,130	$258,814	$26,508	$(285,322)	$281,130

Condensed Consolidating Statement of Operations Nine Months Ended September 30, 2010
	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$638,796	$4,564,026	$560,016	$(217,953)	$5,544,885

Operating costs and expenses:
Cost of services	385,350	2,660,571	190,888	—	3,236,809
Selling, general and administrative	76,394	934,116	288,619	(22,422)	1,276,707
Amortization of intangible assets	653	22,829	5,062	—	28,544
Royalty (income) expense	(311,863)	311,863	—	—	—
Other operating expense (income), net	1,178	539	(215)	—	1,502

Total operating costs and expenses	151,712	3,929,918	484,354	(22,422)	4,543,562

Operating income	487,084	634,108	75,662	(195,531)	1,001,323
Non-operating (expense) income, net	(103,847)	(179,726)	4,113	195,531	(83,929)

Income from continuing operations before taxes	383,237	454,382	79,775	—	917,394
Income tax expense	133,356	179,329	21,246	—	333,931

Income from continuing operations	249,881	275,053	58,529	—	583,463
Loss from discontinued operations, net of taxes	—	(678)	—	—	(678)
Equity earnings from subsidiaries	305,257	—	—	(305,257)	—

Net income	555,138	274,375	58,529	(305,257)	582,785
Less: Net income attributable to noncontrolling interests	—	—	27,647	—	27,647

Net income attributable to Quest Diagnostics	$555,138	$274,375	$30,882	$(305,257)	$555,138

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Balance Sheet September 30, 2011

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$53,183	$10,914	$46,728	$—	$110,825
Accounts receivable, net	19,090	172,687	744,482	—	936,259
Other current assets	62,436	190,949	96,169	(361)	349,193

Total current assets	134,709	374,550	887,379	(361)	1,396,277
Property, plant and equipment, net	164,278	601,139	40,626	—	806,043
Goodwill and intangible assets, net	155,138	6,246,343	449,318	—	6,850,799
Intercompany (payable) receivable	(394,806)	680,511	(285,705)	—	—
Investment in subsidiaries	7,854,227	—	—	(7,854,227)	—
Other assets	310,661	43,311	50,011	(130,631)	273,352

Total assets	$8,224,207	$7,945,854	$1,141,629	$(7,985,219)	$9,326,471

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$740,094	$140,012	$48,417	$(361)	$928,162
Short-term borrowings and current portion of long-term debt	743,346	6,944	85,620	—	835,910

Total current liabilities	1,483,440	146,956	134,037	(361)	1,764,072
Long-term debt	3,024,344	18,499	325,004	—	3,367,847
Other liabilities	194,037	537,677	48,505	(130,631)	649,588
Stockholders’ equity:
Quest Diagnostics stockholders’ equity	3,522,386	7,242,722	611,505	(7,854,227)	3,522,386
Noncontrolling interests	—	—	22,578	—	22,578

Total stockholders’ equity	3,522,386	7,242,722	634,083	(7,854,227)	3,544,964

Total liabilities and stockholders’ equity	$8,224,207	$7,945,854	$1,141,629	$(7,985,219)	$9,326,471

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2011
	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$281,130	$258,814	$52,136	$(285,322)	$306,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,563	162,459	12,409	—	209,431
Provision for doubtful accounts	3,630	41,994	168,749	—	214,373
Provision for special charge	236,000	—	—	—	236,000
Other, net	(291,570)	69,318	(7,869)	285,322	55,201
Changes in operating assets and liabilities	(104,461)	(157,172)	(202,402)	—	(464,035)

Net cash provided by operating activities	159,292	375,413	23,023	—	557,728
Net cash used in investing activities	(1,212,729)	(197,558)	(9,269)	217,498	(1,202,058)
Net cash provided by (used in) financing activities	714,095	(167,869)	(22,874)	(217,498)	305,854

Net change in cash and cash equivalents	(339,342)	9,986	(9,120)	—	(338,476)
Cash and cash equivalents, beginning of period	392,525	928	55,848	—	449,301

Cash and cash equivalents, end of period	$53,183	$10,914	$46,728	$—	$110,825

Condensed Consolidating Statement of Cash Flows Nine Months Ended September 30, 2010
	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$555,138	$274,375	$58,529	$(305,257)	$582,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37,183	140,870	12,391	—	190,444
Provision for doubtful accounts	4,171	39,116	179,595	—	222,882
Other, net	(259,463)	15,487	(6,614)	305,257	54,667
Changes in operating assets and liabilities	274,106	(355,766)	(190,660)	—	(272,320)

Net cash provided by operating activities	611,135	114,082	53,241	—	778,458
Net cash provided by (used in) investing activities	20,930	(106,411)	(3,852)	(50,501)	(139,834)
Net cash used in financing activities	(775,597)	(24,937)	(53,586)	50,501	(803,619)

Net change in cash and cash equivalents	(143,532)	(17,266)	(4,197)	—	(164,995)
Cash and cash equivalents, beginning of period	464,958	17,457	51,841	—	534,256

Cash and cash equivalents, end of period	$321,426	$191	$47,644	$—	$369,261

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

          A large portion of our costs are fixed, making it more challenging to fully mitigate the profit impact of reduced volume in the short term. In response to reduced volume levels, as a result of a temporary slowdown in healthcare utilization, we have implemented a number of actions in the third quarter of 2011 to align our costs with reduced volume levels. These actions, which are broad in nature and affect most parts of our business, resulted in a charge to earnings in the third quarter of 2011 of $26 million, comprised principally of employee separation costs.

          In addition, in July 2011 we announced a multi-year program designed to reduce our cost structure by $500 million by the end of 2014. This effort is intended to address continued reimbursement pressures and labor and benefit cost increases, free up additional resources to invest in science and innovation, and enable us to improve operating profitability. As detailed plans to implement these opportunities are approved and executed, it likely will result in charges to earnings associated with the implementation. These charges may be material to the results of operations and cash flows in the periods recorded or paid.

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

          Acquisition of Celera Corporation

          On March 17, 2011, we entered into a definitive merger agreement with Celera Corporation (“Celera”) under which we agreed to acquire Celera for $8 per share, in a transaction valued at approximately $344 million, net of $326 million in acquired cash and short-term marketable securities. Additionally, we expect to utilize Celera’s available tax credits, net operating loss carryforwards and capitalized tax research and development expenditures to reduce our future tax payments by approximately $110 million. Celera is a healthcare business delivering personalized cardiovascular disease management through a combination of products and services incorporating proprietary discoveries. Celera generated revenues of $128 million in 2010. We completed the acquisition of Celera on May 17, 2011. See Note 4 to the interim consolidated financial statements for further details.

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

          As a result of the agreement in principle, we recorded a pre-tax charge to earnings in the first quarter of 2011 of $236 million (the “Medi-Cal charge”), or $1.21 per diluted share, which represented the cost to resolve the matters noted above and related claims, less amounts previously reserved for related matters.

          We funded the $241 million payment in the second quarter of 2011 with cash on hand and borrowings under our existing credit facilities. See Note 12 to the interim consolidated financial statements for further details.

          Three and Nine Months Ended September 30, 2011 Compared with Three and Nine Months Ended September 30, 2010

          Continuing Operations

	Three Months Ended September 30,		% Change: Increase (Decrease)	Nine Months Ended September 30,		% Change: Increase (Decrease)

	2011	2010		2011	2010

	(dollars in millions, except per share data)

Net revenues	$1,906.4	$1,864.7	2.2%	$5,631.2	$5,544.9	1.6%
Income from continuing operations	172.1	198.4	(13.3)%	282.3	555.8	(49.2)%
Earnings per diluted share	$1.08	$1.13	(4.4)%	$1.75	$3.09	(43.4)%

          Results for the three months ended September 30, 2011 were affected by a number of items which impacted earnings per diluted share by $0.10. In connection with a number of cost actions that we implemented in the third quarter of 2011, we recorded pre-tax charges of $26 million, or $0.10 per diluted share, principally associated with workforce reductions. Of these costs, $15.9 million and $10.1 million were included in cost of services and selling, general and administrative expenses, respectively. In addition, results for the three months ended September 30, 2011 included pre-tax charges of $1.3 million associated with the acquisitions of Athena and Celera, primarily related to integration charges, which were recorded in selling, general and administrative expenses.

          Results for the nine months ended September 30, 2011 were affected by a number of items which impacted earnings per diluted share by $1.55. During the first quarter of 2011, we recorded the Medi-Cal charge of $236 million, or $1.21 per diluted share, in “other operating expense (income), net.” In addition, results for the nine months ended September 30, 2011 included $39.3 million of pre-tax charges, or $0.15 per diluted share, principally associated with workforce reductions. Of these costs, $24.9 million and $14.4 million were included in cost of services and selling, general and administrative expenses, respectively. Results for the nine months ended September 30, 2011 also included pre-tax charges of $27.1 million, or $0.12 per diluted share, associated with the acquisitions of Athena and Celera. Of these costs, $24.0 million, primarily related to professional fees and integration costs, were recorded in selling, general and administrative expenses and $3.1 million of financing related costs were included in interest expense, net. In addition, we estimate that the impact of severe weather during the first quarter of 2011 adversely affected operating income for the nine months ended September 30, 2011 by $18.5 million, or $0.07 per diluted share.

          In addition, results for the three and nine months ended September 30, 2011 included a benefit of $0.05 per diluted share, primarily associated with the favorable resolution of certain tax contingencies.

          Results for the nine months ended September 30, 2010 were affected by a number of items which impacted earnings per diluted share by $0.11. During the first quarter of 2010, we recorded pre-tax charges of $17.3 million, or $0.06 per diluted share, principally associated with workforce reductions. Of these costs, $4.5 million and $12.8 million were included in cost of services and selling, general and administrative expenses, respectively. In addition, we estimate that the impact of severe weather during the first quarter of 2010 adversely affected operating income for the nine months ended September 30, 2010 by $14.1 million, or $0.05 per diluted share. Results for the three and nine months ended September 30, 2010 also included a benefit of $0.08 per diluted share, primarily associated with the favorable resolution of certain tax contingencies.

          Net Revenues

          Net revenues for the three months ended September 30, 2011 were 2.2% above the prior year level with the Athena and Celera acquisitions contributing 3.0% revenue growth in the quarter.

          Clinical testing revenue, which accounted for over 90% of our consolidated revenues, increased by 0.9% for the three months ended September 30, 2011 over the prior year period. The acquisitions of Athena and Celera contributed about 2.4% to clinical testing revenue growth in the quarter. Clinical testing volume, measured by the number of requisitions, decreased by 1.2% for the third quarter of 2011 compared to the prior year period primarily due to continued market softness, as measured by physician office visits in the third quarter of 2011. The acquisitions of Athena and Celera contributed an insignificant positive impact to clinical testing volume in the quarter. Pre-employment drug testing volume, which has continued to rebound, grew about 5% in the quarter.

          Revenue per requisition for the three months ended September 30, 2011 was 2.1% above the prior year period, with the improvement driven by an increase in esoteric testing mix from the acquired operations of Athena and Celera. While revenue per requisition is benefiting from an increased mix in gene-based and esoteric testing, it continues to be pressured by business and payer mix changes, the 1.75% Medicare fee schedule decrease, which went into effect January 1, 2011, and pricing changes in connection with several large contract extensions executed in the first half of last year. The business and payer mix changes, which continue to pressure revenue per requisition, include, among other things, a rebound in our lower-priced drugs-of-abuse testing, and continued weakness in our higher priced anatomic pathology testing services.

          Net revenues for the nine months ended September 30, 2011 were 1.6% above the prior year level with the Athena and Celera acquisitions contributing 1.9% to consolidated revenue growth.

          Clinical testing revenue, which accounted for over 90% of our consolidated revenues, grew 0.6%. The acquisitions of Athena and Celera contributed about 1.6% to clinical testing revenue growth for the nine months ended September 30, 2011. Clinical testing volume, measured by the number of requisitions, was essentially unchanged compared to the prior year period. The clinical testing volume contributed by the Athena and Celera acquisitions had an insignificant positive impact in the nine months ended September 30, 2011. Pre-employment drug testing volume grew about 7% during the nine months ended September 30, 2011.

          Revenue per requisition for the nine months ended September 30, 2011 was 0.7% above the prior year level. Revenue per requisition continues to benefit from an increased mix in gene-based and esoteric testing, particularly from the impact of the acquired operations of Athena and Celera. Offsetting this benefit was business and payor mix changes including: an increase in lower priced drugs-of-abuse testing and a decrease in higher priced anatomic pathology testing; price changes in connection with several large contract extensions executed in the first half of last year; and the 1.75% Medicare fee schedule decrease, which went into effect January 1, 2011.

          Our businesses other than clinical laboratory testing accounted for approximately 9% of our net revenues for the three and nine months ended September 30, 2011 and 2010. These businesses include our risk assessment services, clinical trials testing, healthcare information technology and diagnostic products businesses. For the three and nine months ended September 30, 2011, revenue in our non-clinical testing businesses, which contain most of our international operations, grew by approximately 17.0% and 11.7%, respectively, and primarily benefited from the diagnostics products operations acquired as part of the Celera acquisition and foreign currency exchange rates.

          Operating Costs and Expenses

	Three Months Ended September 30,

	2011		2010		Change: Increase (Decrease)

	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue

	(dollars in millions)

Cost of services	$1,116.6	58.6%	$1,091.5	58.5%	$25.1	0.1%
Selling, general and administrative expenses (SG&A)	446.6	23.4%	426.6	22.9%	20.0	0.5%
Amortization of intangible assets	19.4	1.0%	9.9	0.5%	9.5	0.5%
Other operating expense (income), net	1.8	0.1%	(0.2)	—%	2.0	0.1%

Total operating costs and expenses	$1,584.4	83.1%	$1,527.8	81.9%	$56.6	1.2%

Bad debt expense (included in SG&A)	$68.4	3.6%	$74.5	4.0%	$(6.1)	(0.4)%

	Nine Months Ended September 30,

	2011		2010		Change: Increase (Decrease)

	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue

	(dollars in millions)

Cost of services	$3,318.0	58.9%	$3,236.8	58.4%	$81.2	0.5%
Selling, general and administrative expenses (SG&A)	1,357.2	24.1%	1,276.7	23.0%	80.5	1.1%
Amortization of intangible assets	47.8	0.9%	28.5	0.5%	19.3	0.4%
Other operating expense, net	238.3	4.2%	1.6	—%	236.7	4.2%

Total operating costs and expenses	$4,961.3	88.1%	$4,543.6	81.9%	$417.7	6.2%

Bad debt expense (included in SG&A)	$214.4	3.8%	$222.9	4.0%	$(8.5)	(0.2)%

          Total Operating Costs and Expenses

          For the third quarter of 2011, the impacts of the costs associated with actions we have taken to adjust our cost structure, higher costs associated with employee compensation and benefits, investments we have made in our sales force and service capabilities, and the impact of the Athena and Celera acquisitions served to increase total operating expenses as a percent of net revenues compared to the prior year period. Results for the third quarter of 2011 included pre-tax charges, principally associated with workforce reductions, of $26.0 million ($15.9 million in cost of services and $10.1 million in selling, general and administrative expenses). Results for the third quarter of 2011 also included pre-tax charges of $1.3 million, primarily related to integration charges associated with the acquisitions of Athena and Celera.

          For the nine months ended September 30, 2011, the impacts of the Medi-Cal charge, severe weather, costs associated with actions we have taken to adjust our cost structure, higher costs associated with employee compensation and benefits, and investments we have made in our sales force and service capabilities, as well the impact of the Athena and Celera acquisitions, served to increase total operating expenses as a percent of net revenues compared to the prior year period. Results for the nine months ended September 30, 2011 included the Medi-Cal charge of $236 million recorded in connection with the California Lawsuit. In addition, results for the nine months ended September 30, 2011 and 2010 included pre-tax charges, principally associated with workforce reductions, of $39.3 million ($24.9 million in cost of services and $14.4 million in selling, general and administrative expenses) and $17.3 million ($4.5 million in cost of services and $12.8 million in selling, general and administrative expenses), respectively. Selling, general and administrative expenses for the nine months ended September 30, 2011 also included $24.0 million of pre-tax charges, primarily related to professional fees and integration charges associated with the acquisitions of Athena and Celera.

          Also, year-over-year comparisons for both the three and nine months ended September 30, 2011 were favorably impacted by approximately $9.7 million and $5.9 million, respectively, associated with losses on investments in our supplemental deferred compensation plans. Under our supplemental deferred compensation plans, employee compensation deferrals, together with Company matching contributions, are invested in a variety of investments held in trusts. Gains and losses associated with the investments are recorded in earnings within “other (expense) income, net.” A corresponding and offsetting adjustment is also recorded to the deferred compensation obligation to reflect investment gains and losses earned by the employee. Such adjustments to the deferred compensation obligation are recorded in earnings principally within “selling, general and administrative expenses” and offset the amount of investment gains and losses recorded in “other (expense) income, net.” Results for the three and nine months ended September 30, 2011 included a decrease in operating costs of $5.9 million and $3.5 million, respectively, representing decreases in the deferred compensation obligation to reflect investment losses incurred by employees participating in our deferred compensation plans. Results for the three and nine months ended September 30, 2010 included an increase in operating costs of $3.8 million and $2.4 million, respectively, representing an increase in the deferred compensation obligation to reflect investment gains earned by employees participating in our deferred compensation plans.

          Cost of Services

          The increase in cost of services as a percentage of net revenues for the three months ended September 30, 2011 compared to the prior year period primarily reflects pre-tax charges of $15.9 million, primarily associated with workforce reductions, higher costs associated with employee compensation and benefits, and investments we have made in service capabilities, partially offset by actions we have taken to reduce our cost structure and an increase in revenue per requisition attributable to the acquired operations of Athena and Celera.

          The increase in cost of services as a percentage of revenues for the nine months ended September 30, 2011 compared to the prior year period primarily reflects the impact of severe weather in the first quarter, a $20.4 million increase in pre-tax charges, primarily associated with workforce reductions, and higher costs associated with employee compensation and benefits, and investments we have made in service capabilities. These increases have been partially offset by actions we have taken to reduce our cost structure and the acquired operations of Athena and Celera, which served to reduce the percentage.

          Selling, General and Administrative Expenses

          The increase in selling, general and administrative expenses as a percentage of net revenues for the three months ended September 30, 2011 compared to the prior year period reflects pre-tax charges of $10.1 million, primarily related to workforce reductions, higher costs associated with employee compensation and benefits, investments we have made in our sales force and the impact of the Celera operations. These increases have been partially offset by actions we have taken to reduce our cost structure.

          The increase in selling, general and administrative expenses as a percentage of net revenues for the nine months ended September 30, 2011 compared to the prior year period primarily reflects the impact of severe weather, a $1.6 million increase in pre-tax charges, primarily associated with workforce reductions, higher costs associated with employee compensation and benefits and investments we have made in our sales force. In addition, selling, general and administrative expenses for the nine months ended September 30, 2011 included pre-tax charges of $24.0 million, primarily related to professional fees and integration charges associated with the acquisitions of Athena and Celera. These increases have been partially offset by actions we have taken to reduce our cost structure.

          For the three and nine months ended September 30, 2011, bad debt expense as a percentage of net revenues improved compared to the prior year periods, primarily reflecting continued strong performance in our billing operations and collection metrics.

          Amortization of Intangible Assets

          The increase in amortization of intangible assets for the three and nine months ended September 30, 2011 compared to the prior year periods reflects the impact of amortization of intangible assets acquired as part of the Athena and Celera acquisitions.

          Other Operating Expense (Income), net

          Other operating expense (income), net includes special charges, and miscellaneous income and expense items related to operating activities. For the nine months ended September 30, 2011, other operating expense (income), net included the Medi-Cal charge of $236 million recorded in connection with the California Lawsuit.

          Operating Income

	Three Months Ended September 30,		Change: Increase (Decrease)	Nine Months Ended September 30,		Change: Increase (Decrease)

	2011	2010		2011	2010

	(dollars in millions)
Operating income	$322.1	$336.9	$(14.8)	$669.9	$1,001.3	$(331.4)
Operating income % of net revenues	16.9%	18.1%	(1.2)%	11.9%	18.1%	(6.2)%

          For the third quarter of 2011, the impacts of the costs associated with actions we have taken to adjust our cost structure, higher costs associated with employee compensation and benefits, investments we have made in our sales force and service capabilities, and the increased amortization of intangibles associated with the acquisitions of Athena and Celera served to decrease operating income as a percent of net revenues compared to the prior year period.

          For the nine months ended September 30, 2011, the impacts of the Medi-Cal charge, severe weather, costs associated with actions we have taken to adjust our cost structure, higher costs associated with employee compensation and benefits, and investments we have made in our sales force and service capabilities, as well as increased amortization of intangibles and transaction costs related to the Athena and Celera acquisitions, served to decrease operating income as a percent of net revenues compared to the prior year period.

          Interest Expense, net

	Three Months Ended September 30,		Change: Increase (Decrease)	Nine Months Ended September 30,		Change: Increase (Decrease)

	2011	2010		2011	2010

	(dollars in millions)
Interest expense, net	$43.4	$36.2	$7.2	$127.9	$108.5	$19.4

          Interest expense, net for the three and nine months ended September 30, 2011 increased from the prior year period primarily due to incremental debt of approximately $1.2 billion, used to partially fund $885 million of share repurchases and approximately $1 billion paid for acquisitions. In addition, for the nine months ended September 30, 2011, interest expense, net included $3.1 million of financing commitment fees related to the acquisition of Celera which were expensed. See Note 8 to the interim consolidated financial statements for further details regarding our senior notes offering.

          Other (Expense) Income, net

          Other (expense) income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets. For the three and nine months ended September 30, 2011 and 2010, other (expense) income, net consisted of the following:

	Three Months Ended September 30,		Change: Increase (Decrease)	Nine Months Ended September 30,		Change: Increase (Decrease)

	2011	2010		2011	2010

	(dollars in millions)
Investment (losses) gains associated with our supplemental deferred compensation plans	$(5.9)	$3.8	$(9.7)	$(3.5)	$2.4	$(5.9)
Gain on an investment	3.2	—	3.2	3.2	—	3.2
Other (expense) income items, net	—	(0.6)	0.6	(0.5)	(0.4)	(0.1)

Total other (expense) income, net	$(2.7)	$3.2	$(5.9)	$(0.8)	$2.0	$(2.8)

Income Tax Expense

	Three Months Ended September 30,		Change: Increase (Decrease)	Nine Months Ended September 30,		Change: Increase (Decrease)

	2011	2010		2011	2010

Effective income tax rate	35.7%	33.1%	2.6%	45.4%	36.4%	9.0%

          The increase in the effective income tax rate for the nine months ended September 30, 2011 is primarily due to the Medi-Cal charge recorded in the first quarter of 2011 associated with the California Lawsuit (see Note 12 to the interim consolidated financial statements), a portion for which a tax benefit has not been recorded.

          Income tax expense for the three and nine months ended September 30, 2011 included a benefit of $7.9 million, or $0.05 per diluted share, primarily associated with the favorable resolution of certain tax contingencies. For the three and nine months ended September 30, 2010, income tax expense included a benefit of $14.4 million, or $0.08 per diluted share, primarily associated with the favorable resolution of certain tax contingencies.

          Discontinued Operations

          Loss from discontinued operations, net of taxes, for the three months ended September 30, 2011 was $0.3 million, or $0.01 per diluted share. For the three months ended September 30, 2010, loss from discontinued operations was $0.4 million with no impact on diluted earnings per share. Loss from discontinued operations, net of taxes, for the nine months ended September 30, 2011 was $1.1 million, or $0.01 per diluted share. For the nine months ended September 30, 2010, loss from discontinued operations was $0.7 million with no impact on diluted earnings per share. See Note 13 to the interim consolidated financial statements for further details.

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

          At September 30, 2011 and December 31, 2010, the fair value of our debt was estimated at approximately $4.6 billion and $3.1 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At September 30, 2011 and December 31, 2010, the estimated fair value exceeded the carrying value of the debt by $426 million and $80 million, respectively. A hypothetical 10% increase in interest rates (representing 41 basis points and 45 basis points at September 30, 2011 and December 31, 2010, respectively) would potentially reduce the estimated fair value of our debt by approximately $113 million and $89 million at September 30, 2011 and December 31, 2010, respectively.

          Borrowings under our floating rate senior notes due 2014, our term loan due May 2012, our senior unsecured revolving credit facility and our secured receivables credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest on our term loan due May 2012 and our senior unsecured revolving credit facility are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. At September 30, 2011, the borrowing rates under these debt instruments were: for our floating rate senior notes due 2014, LIBOR plus 0.85%; for our term loan due May 2012, LIBOR plus 0.40%; for our senior unsecured revolving credit facility, LIBOR plus 1.125%; and for our secured receivables credit facility, 1.2%. At September 30, 2011, the weighted average LIBOR was 0.3%. As of September 30, 2011, $200 million, $742 million, and $85 million were outstanding under our floating rate senior notes due 2014, our term loan due May 2012, and our $525 million secured receivables credit facility, respectively. There were no borrowings outstanding under our $750 million senior unsecured revolving credit facility as of September 30, 2011.

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

          In March 2011, we entered into various fixed-to-variable interest rate swap agreements which have a notional amount totaling $200 million and a variable interest rate based on six-month LIBOR plus 0.54%. These derivative financial instruments are accounted for as fair value hedges of a portion of our senior notes due 2016. In addition, in previous years we entered into various fixed-to-variable interest rate swap agreements with a notional amount of $350 million and a variable interest rate based on one-month LIBOR plus 1.33% that were accounted for as fair value hedges of a portion of our senior notes due 2020. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 3 basis points) would impact annual interest expense by approximately $0.5 million, assuming no changes to the debt outstanding at September 30, 2011.

          The fair value of the fixed-to-variable interest rate swap agreements related to our senior notes due 2016 and our senior notes due 2020 was an asset of $54.3 million at September 30, 2011. A hypothetical 10% change in interest rates (representing 15 basis points) would potentially change the fair value of the asset by approximately $6 million.

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

          Risk Associated with Investment Portfolio

          Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying values of our available-for-sale equity securities and privately held securities were $13.1 million at September 30, 2011.

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

          Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at September 30, 2011 totaled $111 million, compared to $449 million at December 31, 2010. Cash and cash equivalents consist of cash and highly liquid short-term investments. For the nine months ended September 30, 2011, cash flows from operating activities of $558 million, together with cash on hand and cash flows from financing activities of $306 million, were used to fund investing activities of $1.2 billion. Cash and cash equivalents at September 30, 2010 totaled $369 million, compared to $534 million at December 31, 2009. For the nine months ended September 30, 2010, cash flows from operating activities of $778 million, together with cash on hand, were used to fund investing and financing activities of $140 million and $804 million, respectively.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for the nine months ended September 30, 2011 was $558 million compared to $778 million in the prior year period. For the nine months ended September 30, 2011, cash flows from operating activities included the second quarter payment to Medi-Cal, the California Medicaid program, of $241 million in connection with the settlement of the California Lawsuit (see Note 12 to the interim consolidated financial statements), or $194 million net of an associated reduction in estimated tax payments through the third quarter. In addition, 2011 cash flows from operating activities were reduced by $37 million of payments related to transaction and integration costs associated with the acquisitions of Athena and Celera, or $29 million net of an associated reduction in estimated tax payments. After giving consideration to the net settlement and transaction and integration payments, underlying cash flows from operating activities for the nine months ended September 30, 2011 increased by $2.7 million in comparison to the prior year. This increase was a function of the timing of, as well as a reduction in, estimated tax payments, partially offset by the timing of payroll related payments, and an increase in payments associated with restructuring and integration activities and interest payments. Days sales outstanding, a measure of billing and collection efficiency, were 44 days at both September 30, 2011 and December 31, 2010, compared to 43 days at September 30, 2010.

          Cash Flows from Investing Activities

          Net cash used in investing activities for the nine months ended September 30, 2011 was $1.2 billion, consisting principally of $740 million related to the acquisition of Athena and $556 million net of cash acquired related to the acquisition of Celera, or $343 million net of cash and $213 million of short-term marketable securities acquired. Proceeds from the sale of the short-term marketable securities, acquired as part of the Celera acquisition, were used to repay borrowings outstanding under our secured receivables credit facility and our senior unsecured revolving credit facility in the second quarter of 2011. In addition, cash flows from investing activities for the nine months ended September 30, 2011 included capital expenditures of $118 million. Net cash used in investing activities for the nine months ended September 30, 2010 was $140 million, and consisted principally of capital expenditures.

          Cash Flows from Financing Activities

          Net cash provided by financing activities for the nine months ended September 30, 2011 was $306 million, consisting primarily of net increases in debt of $1.2 billion, and proceeds from the exercise of stock options and related tax benefits totaling $109 million, partially offset by purchases of treasury stock of $885 million, dividend payments of $49 million, distributions to noncontrolling interests of $26 million and $13 million of payments primarily related to debt issuance costs incurred in connection with our senior notes offering in the first quarter of 2011 and our senior unsecured revolving credit facility in the third quarter of 2011. The net increase in debt consists of $2.7 billion of borrowings and $1.5 billion of repayments.

          In February 2011, borrowings of $500 million under our secured receivables credit facility and $75 million under our senior unsecured credit facility, together with $260 million of cash on hand, were used to fund purchases of treasury stock totaling $835 million. In addition, we completed a $1.25 billion senior notes offering in March 2011 (the “2011

Senior Notes”). We used $485 million of the $1.24 billion in net proceeds from the 2011 Senior Notes offering, together with $90 million of cash on hand, to fund the repayment of $500 million outstanding under our secured receivables credit facility, and the repayment of $75 million outstanding under our senior unsecured revolving credit facility. The remaining portion of the net proceeds from the 2011 Senior Notes offering were used to fund our acquisition of Athena in April 2011 (see Note 4 and Note 8 to the interim consolidated financial statements for further details).

          During the second quarter of 2011, $585 million and $30 million of borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility, respectively, together with cash on hand, were used to fund the acquisition of Celera in May 2011 (see Note 4 to the interim consolidated financial statements for further details). During the second quarter of 2011, proceeds from the sale of short-term marketable securities acquired as part of the Celera acquisition totaling $214 million, together with cash on hand, were used to fund $500 million and $30 million of debt repayments under our secured receivables credit facility and our senior unsecured revolving credit facility, respectively.

          During the third quarter of 2011, $225 million of borrowings under our secured receivables credit facility were used primarily to fund $159 million of debt repayments under our senior notes due July 2011 and purchases of treasury stock totaling $50 million. Later in the quarter, we repaid $225 million of borrowings outstanding under our secured receivables credit facility with cash on hand.

          In September 2011, we entered into a $750 million senior unsecured revolving credit facility which replaced our prior $750 million senior unsecured revolving credit facility that was scheduled to mature in May 2012. See Note 8 to the interim consolidated financial statements for further details.

          Net cash used in financing activities for the nine months ended September 30, 2010 was $804 million, consisting primarily of purchases of treasury stock totaling $750 million, dividend payments of $54 million and distributions to noncontrolling interests of $26 million, partially offset by $41 million in proceeds from the exercise of stock options, including related tax benefits.

          Dividends

          During each of the quarters of 2011 and 2010, our Board of Directors declared a quarterly cash dividend of $0.10 per common share. On October 25, 2011, our Board of Directors announced an increase in our quarterly cash dividend from $0.10 per common share to $0.17 per common share, payable on January 24, 2012, to shareholders of record on January 9, 2012. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchases

          In January 2011, our Board of Directors authorized $750 million of additional share repurchases of our common stock, increasing our total available authorization at that time to $1 billion. The share repurchase authorization has no set expiration or termination date.

          For the three months ended September 30, 2011, we repurchased 1.0 million shares of our common stock at an average price of $47.79 per share for a total of $50 million. For the nine months ended September 30, 2011, we repurchased 16.4 million shares of our common stock at an average price of $53.89 per share for a total of $885 million, including 15.4 million shares purchased in the first quarter from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $54.30 per share for a total of $835 million. At September 30, 2011, $115 million remained available under the share repurchase authorizations.

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

          Contractual Obligations and Commitments

          The following table summarizes certain of our contractual obligations as of September 30, 2011:

	Payments due by period

	(in thousands)
Contractual Obligations	Total	Remainder of 2011	1-3 years	3-5 years	After 5 years

Outstanding debt	$4,127,000	$267,000	$560,000	$700,000	$2,600,000
Capital lease obligations	46,642	2,201	17,111	13,373	13,957
Interest payments on outstanding debt	2,185,740	31,922	310,568	303,987	1,539,263
Operating leases	648,505	51,746	281,813	149,139	165,807
Purchase obligations	80,470	12,845	49,888	14,839	2,898
Merger consideration obligation	1,151	1,151	—	—	—

Total contractual obligations	$7,089,508	$366,865	$1,219,380	$1,181,338	$4,321,925

          Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of September 30, 2011 applied to the September 30, 2011 balances, which are assumed to remain outstanding through their maturity dates.

          A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 10 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K, as updated in Note 8 to the interim consolidated financial statements. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase product or services at December 31, 2010 is contained in Note 15 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K. See Note 4 to the interim consolidated financial statements for a discussion with respect to merger consideration related to shares of Celera which had not been surrendered as of September 30, 2011.

          As of September 30, 2011, our total liabilities associated with unrecognized tax benefits were approximately $200 million, which were excluded from the table above. We believe it is reasonably possible that these liabilities may decrease by up to $6 million within the next twelve months, primarily as a result of the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 5 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

          Our credit agreements and our term loan due May 2012 contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of September 30, 2011, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

          Requirements and Capital Resources

          We estimate that we will invest approximately $190 million during 2011 for capital expenditures, including assets under capitalized leases, to support and expand our existing operations, principally related to investments in information technology, equipment and facility upgrades. We expect to fund the repayment of the current portion of our long-term debt using cash on hand and existing credit facilities.

          We expect to record charges of approximately $14 million in connection with the succession of our CEO, of which we currently estimate approximately $5 million will be recorded in the fourth quarter of 2011; with the remainder expected to be recorded principally in the first quarter of 2012. Separately, we expect to incur approximately $10 million to $15 million in the fourth quarter of 2011 in connection with the further restructuring and integration of our business.

          As of September 30, 2011, $1.2 billion of borrowing capacity was available under our existing credit facilities, consisting of $440 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

          We believe the banks participating in our various credit facilities are predominantly highly-rated banks, and that the borrowing capacity under the credit facilities described above is currently available to us. Should one or several banks no longer participate in either of our credit facilities, we would not expect it to impact our ability to fund operations. We expect that we will be able to replace our existing secured receivables credit facility with alternative arrangements prior to its expiration.

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

          Impact of New Accounting Standards

          In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to fair value measurements. In June 2011, the FASB issued an amendment to the accounting standards related to the presentation of comprehensive income. In September 2011, the FASB issued an amendment to the accounting standards related to the testing of goodwill for impairment. The impact of these accounting standards is discussed in Note 2 to the interim consolidated financial statements.

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

          During the third quarter of 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

          See Note 12 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the third quarter of 2011.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

July 1, 2011 – July 31, 2011
Share Repurchase Program (A)	—	$—	—	$165,049
Employee Transactions (B)	1,857	$56.11	N/A	N/A
August 1, 2011 – August 31, 2011
Share Repurchase Program (A)	1,022,719	$47.74	1,022,719	$116,222
Employee Transactions (B)	2,051	$49.57	N/A	N/A
September 1, 2011 – September 30, 2011
Share Repurchase Program (A)	23,300	$50.09	23,300	$115,055
Employee Transactions (B)	922	$49.46	N/A	N/A
Total
Share Repurchase Program (A)	1,046,019	$47.79	1,046,019	$115,055
Employee Transactions (B)	4,830	$52.07	N/A	N/A

(A)

In January 2011, our Board of Directors authorized the Company to repurchase an additional $750 million of the Company’s common stock, increasing the total available authorization at that time to $1 billion. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $4.5 billion of share repurchases of our common stock through September 30, 2011. The share repurchase authorization has no set expiration or termination date.

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

Item 6. Exhibits

          Exhibits:

3.1	Restated Certificate of Incorporation of Quest Diagnostics Incorporated

10.1	Amended and Restated Quest Diagnostics Incorporated Executive Officer Severance Plan

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20110930.xml

101.SCH	dgx-20110930.xsd

101.CAL	dgx-20110930_cal.xml

101.DEF	dgx-20110930_def.xml

101.LAB	dgx-20110930_lab.xml

101.PRE	dgx-20110930_pre.xml

Signatures

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 3, 2011
Quest Diagnostics Incorporated

By	/s/ Surya N. Mohapatra

Surya N. Mohapatra, Ph.D.
Chairman of the Board, President and
Chief Executive Officer

By	/s/ Robert A. Hagemann

Robert A. Hagemann
Senior Vice President and
Chief Financial Officer