Form 10-K
period 2011-12-31
QUEST DIAGNOSTICS INC
filed 2012-02-16
CIK 1022079

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2011
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
Yes ☐ No ☒

As of June 30, 2011, the aggregate market value of the approximately 158 million shares of voting and non-voting common equity held by non-affiliates of the registrant was approximately $9.3 billion, based on the closing price on such date of the registrant’s Common Stock on the New York Stock Exchange.

As of January 31, 2012, there were outstanding 158,336,949 shares of Common Stock, $.01 par value per share.

Documents Incorporated by Reference

Document	Part of Form 10-K into which incorporated

Portions of the registrant’s Proxy Statement to be filed by April 30, 2012	Part III

Such Proxy Statement, except for the portions thereof which have been specifically incorporated by reference, shall not be deemed “filed” as part of this report on Form 10-K.

i

Item 1. Business

          Quest Diagnostics Incorporated is the world’s leading provider of diagnostic testing, information and services. We provide insights that enable patients and physicians to make better healthcare decisions.

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

          During 2011, we generated net revenues of $7.5 billion and processed approximately 146 million test requisitions. Additional financial information concerning Quest Diagnostics, including our consolidated subsidiaries and business segments, for each of the years ended December 31, 2011, 2010 and 2009 is included in the consolidated financial statements and notes thereto in “Financial Statements and Supplementary Data” in Part II, Item 8.

OUR STRATEGY AND STRENGTHS

          Our mission is to be the undisputed world leader in diagnostic testing, information and services. We are dedicated to improving the health of patients through unsurpassed diagnostic insights and innovation and we focus on patients, growth and people to help achieve our goals.

          Growth Strategy. We offer high value diagnostic testing services and products attractive to patients, physicians, payers, employers and others. We believe that successful execution of our strategy will drive continued growth of our business. Additionally, we believe that, over the long term, we will be able to grow at a rate above the U.S. clinical laboratory industry growth rate, and to expand margins. The elements of our growth strategy are described below.

•

Leverage our assets and capabilities. We are the world leader in the clinical testing business and the leading cancer diagnostic testing provider. We offer the broadest test menu, with more than 3,000 tests, and are the leading provider in the United States of gene-based and esoteric testing. We offer national access to testing services and have the most extensive clinical testing network in the United States, with testing facilities in major metropolitan areas. We operate a nationwide specimen collection network including approximately 2,000 of our own patient service centers and, in addition, approximately 3,000 phlebotomists in physician offices. We also operate many additional locations globally where thousands of contracted paramedical examiners coordinate the provision of paramedical examinations related to life insurance applications. We provide anatomic pathology services, including inpatient anatomic pathology and medical director services at hospitals, throughout the United States. We have a medical and scientific staff including hundreds of M.D.s and Ph.D.s, primarily located in the United States, many of whom are recognized leaders in their field and are available for consultation. We serve approximately half of the physicians and half of the hospitals in the United States. We have strong logistics capabilities, including courier vehicles and aircraft that collectively make tens of thousands of stops daily. We plan to continue to enhance our test menu and service capabilities. We believe that customers and payers prefer providers that offer a comprehensive and innovative range of tests and services and the most convenient access to those services and that, by offering such services, we will be able to profitably enhance our market position.

•

Continue to lead in medical innovation. We are a leading innovator in the clinical testing market with unsurpassed medical and technical expertise. We collaborate with leading academic centers and maintain relationships with advisors and consultants that are leaders in key fields, such as cardiology, oncology, neurology and infectious disease. In connection with our research and development efforts, our medical and scientific experts publish in peer-reviewed journals research that demonstrates the clinical value and importance of diagnostic testing. In 2011, we published over fifty articles that support advancements and the latest thinking in laboratory testing and disease diagnosis. Over the past several years, we have expanded our business in more complex and faster-growing testing areas, including gene-based and esoteric testing and diagnostics products.

We see significant opportunity to use diagnostics for personalized medicine and, as a result of combining the resources we gained through our 2011 acquisition of Celera Corporation with our other assets, can offer an “end to end” array of services for companion diagnostics. We have expertise dealing with biomarkers in clinical trials, have biomarker discovery capabilities, and can make available laboratory developed tests, in vitro diagnostics (“IVD”) test kits and late-stage commercialization support for companion diagnostics for new therapies that will foster personalized patient treatment. For example, in 2012, the FDA granted our de novo classification petition for our STRATIFY JCVTM Antibody ELISA testing service. It is the first blood test to be FDA market authorized for the qualitative detection of antibodies to the polyomavirus JC virus for stratifying risk for progressive multifocal leukoencephalopathy, an infrequent but serious brain infection, in patients with multiple sclerosis receiving TYSABRI®, a therapy for relapsing forms of multiple sclerosis. STRATIFY JCVTM, which was developed under an exclusive collaboration for the United States market with the co-manufacturer of TYSABRI®, is to be performed only at Focus Diagnostics.

We continue to introduce new tests, technology and services, including many with a focus on personalized and targeted medicine. For example, in 2011, we introduced our AccuType® IL28b, a test designed to aid in the prediction of patient response to the widely-used peginterferon alpha-based therapy for treating hepatitis C virus infection. In addition, as an industry leader with the largest and broadest U.S. network and presence outside the United States, we believe we are the distribution channel of choice for developers of new tests to introduce their products to the marketplace. Through our relationships with the academic medical community and pharmaceutical and biotechnology firms, we believe that we are a leader in bringing technical innovation to the market.

•

Provide leading healthcare information technology solutions. We provide interoperable technologies that help healthcare organizations and physicians enter, share and access clinical information without costly IT implementation or significant workflow disruption, including through our Care360® suite of products and our ChartMaxx® electronic document management system for hospitals. These solutions offer access to a large national healthcare provider network, including approximately 200,000 networked physicians and clinicians using Quest Diagnostics’ Care360 connectivity products. The Care360 products, including Care360 Labs and Meds, enable physicians electronically to order diagnostic tests and review test results from Quest Diagnostics and electronically to prescribe medications. Our Care360 EHR product, which is certified as a complete electronic health record by the Certification Commission for Health Information Technology, allows physicians to generate a complete record of a clinical patient encounter, automates and streamlines the clinician’s workflow, and allows for rapid deployment and implementation with minimal workflow disruption. We believe that these products enhance the value we provide to our customers and result in increased customer loyalty by providing more convenient ordering and reporting of clinical tests, greater convenience in electronically prescribing medication and better access to clinical information.

We are a leader in providing patients with tools to manage their healthcare and medical information. Our automated patient appointment scheduling enables patients to schedule appointments, including via mobile devices, at times that are convenient for them while reducing or eliminating their waiting time. We also offer TestMinder®, which sends email reminders to patients who require frequent testing, and Gazelle®, a secure mobile health platform that allows users to receive their Quest Diagnostics laboratory results, manage their personal health information, find a Quest Diagnostics location and schedule appointments directly from their smartphone.

•

Continuously drive Six Sigma quality and deliver a positive patient experience. We strive to provide the highest quality in all that we do. We use Six Sigma and Lean processes to continuously reduce defects, enhance quality and further increase the efficiency of our operations. Six Sigma is a management approach that utilizes a thorough understanding of customer needs and requirements, root cause analysis, process improvements and rigorous tracking and measuring to enhance quality. Lean is a management approach that seeks to streamline processes and eliminate waste. We also use Six Sigma and Lean principles to help standardize operations and processes across our Company and identify and adopt best practices. We believe our use of Six Sigma and Lean results in superior service to our customers and drives customer loyalty. The patient is at the center of everything we do. Patients have a choice when it comes to selecting a healthcare provider and we strive to give patients reason to put their trust in us. We have made significant investments in training our employees to provide a positive patient experience. We believe that this will drive patient and physician loyalty.

•

Expand our diagnostic scope. Technology advances are enabling testing to move closer to the patient and point-of-care, or near-patient, tests are becoming increasingly available and reliable. This enables more timely and effective decisions, with the opportunity to improve patient care and reduce medical costs. We have businesses, including HemoCue, Celera and Focus Diagnostics, which offer diagnostics products, including point-of-care testing. We intend to expand our product menus and develop novel technology platforms and systems to meet the needs of our clients. We are well positioned to offer choice and integrated solutions to physicians, hospitals, clinics and retail customers for the testing methods that are most appropriate for each patient and practice.

          Shareholder Focus.

          We are focused on increasing shareholder returns and returns on invested capital (“ROIC”) through a framework that encompasses improving operating performance and disciplined capital deployment. To improve our operating performance, we are taking steps to accelerate organic revenue growth and to reduce our operating costs. We have launched a program to reduce our operating costs by $500 million by the end of 2014.

          Our disciplined capital deployment framework includes dividends, share repurchases and investment in our business and is intended to improve ROIC. The framework is grounded in maintaining an investment grade credit rating. In 2012, the Company expects to use the majority of its free cash flow to reduce its outstanding debt and achieve a debt/EBITDA ratio in the range of 2 – 2¼ times. Upon achieving our targeted leverage ratio, we expect to return to investors through a combination of dividends and share repurchases a majority of our free cash flow. Consistent with that expectation, we increased our quarterly common stock dividend by 70%, from $0.10 per share to $0.17 per share, in January 2012. We expect that the dividend will grow over time commensurate with earnings and cash flows.

          We will continue to invest in our business in a disciplined manner which should require significantly less capital than in recent years. As a result of our 2011 acquisitions of Athena Diagnostics and Celera, we believe that we have established a solid foundation of strategic assets and capabilities, and that it is unlikely that we will complete any large strategic acquisitions in the near term. Our near-term investments are likely to focus on smaller fold-in acquisitions; investments in science and innovation in the form of licensing, collaborations and internal development; and investments in technology that will improve quality and efficiency in our laboratories and in other parts of our business. We anticipate that selective acquisitions will enable us to add capabilities and further strengthen our access and distribution.

BUSINESS OPERATIONS

          Quest Diagnostics is the world’s leading provider of diagnostic testing, information and services, providing insights that enable patients and physicians to make better healthcare decisions. We offer U.S. patients and physicians the broadest access to diagnostic testing services through our nationwide network of laboratories and Company-owned patient service centers. We provide interpretive consultation through the largest medical and scientific staff in the industry, including hundreds of M.D.s and Ph.D.s, primarily located in the United States, many of whom are recognized leaders in their fields. We are the leading provider of clinical testing, including gene-based and esoteric testing and anatomic pathology services, and the leading provider of risk assessment services for the life insurance industry. We also are a leading provider of testing for clinical trials and testing for drugs of abuse. Our diagnostics products business manufactures and markets diagnostic test kits and specialized point-of-care testing. We empower healthcare organizations and clinicians with robust information technology solutions. Our activities are described below.

          Patients are at the center of everything that we do. We are leveraging our diagnostic testing capabilities and our assets to serve multiple customer bases. Most of our services are provided in the United States; for the years ended December 31, 2011, 2010 and 2009, we derived approximately 4%, 3% and 3%, respectively, of our revenues from foreign operations and held approximately 6%, 7% and 7%, respectively, of our long-lived assets outside the United States. The following chart shows the percentage of our 2011 net revenues generated by the activities identified.

Activity	Approximate Percentage of 2011 Net Revenues

Clinical testing	91%
Routine clinical testing	50%
Anatomic pathology testing	13%
Gene-based and esoteric testing	25%
Drugs of abuse testing (employer services)	3%
Healthcare information technology, clinical trials testing, life insurer services and diagnostic products	9%

          Clinical Testing. We are the world’s largest commercial clinical testing company. Clinical testing is an essential element in the delivery of healthcare services. Physicians use clinical tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical testing is generally categorized as clinical laboratory testing and anatomic pathology services. We offer customers the broadest access to the most extensive test menu of clinical laboratory and anatomic pathology tests in the United States. Clinical laboratory testing generally is performed on whole blood, serum, plasma and other body fluids, such as urine, and specimens such as microbiology samples. Clinical laboratory tests which can be performed by most clinical laboratories are considered routine. Esoteric tests are clinical laboratory tests typically that are not routine, require professional “hands-on”

attention from highly-skilled technical personnel, generally require more sophisticated technology, equipment or materials and may be performed less frequently than routine tests. Consequently, esoteric tests generally are reimbursed at higher levels than routine tests. It is not practical, from a cost-effectiveness or infrastructure perspective, for most hospitals, commercial laboratories or physician office laboratories to develop and perform a broad menu of esoteric tests, or to perform low-volume esoteric testing in-house. Such tests generally are outsourced to an esoteric clinical testing laboratory, which specializes in performing these complex tests. Anatomic pathology services are performed on tissues, such as biopsies, and other samples, such as human cells. As tests increasingly become more complex, we believe that providing sound medical and scientific consultation regarding our tests and test results will help spur the integration of new tests into clinical practice, and help physicians best utilize these tests to improve patient outcomes and enhance patient satisfaction. To this end, our in-house experts, including medical directors, scientific directors, genetic counselors and board certified geneticists, are available for consultation with our customers regarding testing that we perform.

          Routine clinical testing. We are the leading provider of routine clinical testing, including testing for drugs of abuse. We perform routine testing through our network of major laboratories and rapid response laboratories. Rapid response laboratories are smaller facilities where we can quickly perform an abbreviated menu of routine tests for customers that require rapid turnaround times. We also perform routine testing at hospital laboratories that we manage. We operate laboratories 24 hours a day, 365 days a year. The majority of test results are delivered electronically.

          Routine tests measure various important bodily health parameters such as the functions of the kidney, heart, liver, thyroid and other organs. Commonly ordered tests include:

•	blood chemistries, including cholesterol levels;

•	complete blood cell counts;

•	urinalysis;

•	pregnancy and other prenatal tests;

•	routine microbiology testing;

•	alcohol and other substance-abuse tests; and

•	allergy tests such as the ImmunoCap® test.

          Anatomic pathology testing. We are the leading provider of anatomic pathology services in the United States, through our AmeriPath®, Dermpath Diagnostics® and Quest Diagnostics brands. Anatomic pathology involves the diagnosis of cancer and other diseases and medical conditions through examination of tissue and cell samples taken from patients. We provide inpatient anatomic pathology and medical director services at hospitals throughout the country, and through our major laboratories.

          We provide a full range of services to all anatomic pathology subspecialties. Our experienced staff of hundreds of medical doctors, including luminaries in their field, have a passion for providing the highest quality service to patients. We provide integrated, comprehensive reports that include both anatomic pathology and clinical pathology tests, enabling our pathologists to offer patients and physicians a complete analysis. Our approach fosters personalized patient care.

          We have a strong history of leadership and innovation in cancer diagnostics. We introduced the Leumeta® family of tests for leukemia and lymphoma. These proprietary plasma-based molecular tests may some day eliminate the need for painful bone marrow biopsies. As discussed below under the heading “Scientific Innovation,” we continue to develop and release new tests to aid in the detection and treatment of cancer.

          Gene-Based and Esoteric Testing. We are the leading provider in the United States of gene-based and esoteric testing. Gene-based and esoteric tests increasingly are ordered by physicians to assist them in the diagnostic process, to establish a prognosis and to choose or monitor a therapeutic regimen. Esoteric tests include procedures in the areas of molecular diagnostics, protein chemistry, cellular immunology and advanced microbiology. Commonly ordered esoteric tests include viral and bacterial detection tests, drug therapy monitoring tests, genetic tests, autoimmune panels and complex cancer evaluations. In 2011, we acquired Athena Diagnostics®, a provider of neurology testing, establishing the leading position in the growing neurology testing market. In 2011, we also acquired Celera® Corporation, providing immediate access to increased genetic tests. As part of this acquisition, we also acquired Berkeley HeartLab, enhancing our leading position in advanced cardiovascular testing. We conduct complex and specialized testing, including molecular diagnostics, in our world renowned Quest Diagnostics Nichols Institute laboratory facilities and in a number of other locations, including Focus Diagnostics and Athena Diagnostics.

          Our esoteric laboratories provide reference testing services to physicians, large academic medical centers, hospitals and other commercial laboratories. Our esoteric testing laboratories perform hundreds of complex tests that are not routinely performed by our regional laboratories, including but not limited to the following fields:

•	endocrinology and metabolism (the study of glands, their hormone secretions and their effects on body growth and metabolism);

•	genetics (the study of chromosomes, genes and their protein products and effects);

•	hematology (the study of blood and bone marrow cells) and coagulation (the process of blood clotting);

•	neurology (the study of the nervous system, its structure and its diseases);

•	immunogenetics and human leukocyte antigens (solid organ and bone marrow transplantation, eligibility for vaccines, selection of pharmacotherapeutic agents and immunotherapy);

•	immunology (the study of the immune system, including antibodies, cytokines, immune system cells and their effect, receptor systems and autoimmune diseases);

•	microbiology and infectious diseases (the study of microscopic forms of life, including parasites, bacteria, viruses, fungi and other infectious agents);

•	oncology (the study of abnormal cell growth, including benign tumors and cancer);

•	serology (a science dealing with body fluids and their analysis, including antibodies, proteins and other characteristics); and

•	toxicology (the study of chemicals and drugs and their adverse effects on the body).

          We also offer gene-based tests for the predisposition, diagnosis, treatment and monitoring of cancers. We believe that offering a full range of gene-based and other esoteric tests strengthens our market offering and market position and enhances our reputation as the nation’s leading test provider.

          Scientific Innovation. We are a leading innovator in the clinical testing industry, with capabilities ranging from early discovery to validation of clinical tests. We develop tests at our laboratories, such as Quest Diagnostics Nichols Institute; we also develop innovative techniques and services in anatomic pathology. We collaborate with leading academic centers and maintain relationships with advisors and consultants who are leaders in key fields, such as cardiology, oncology and infectious disease. In connection with our research and development efforts, our medical and scientific experts publish in peer-reviewed journals research that demonstrates the clinical value and importance of diagnostic testing. In 2011, they published more than 50 articles that provided fundamental insights into the biology of diseases or introduced novel diagnostic testing approaches benefitting patients, including in such areas as cardiovascular genetics, mass spectrometry small molecule and protein diagnostics, and novel cancer diagnostic markers. They also help to shape the latest thinking as the authors of textbooks, or chapters therein, used by academic institutions to train healthcare providers.

          We successfully transfer technical innovations to the market through our relationships with technology developers, including the academic community and pharmaceutical and biotechnology firms, our in-house expertise and our collaborations with emerging medical technology companies that develop and commercialize novel diagnostics, pharmaceutical and device technologies. We search for new opportunities and continue to build a robust pipeline of new tests in predisposition, screening, diagnosis, prognosis and treatment choice, which assists physicians in early detection of diseases and may reduce healthcare costs. In 2011, we acquired Celera, adding leading genetic IVD products and development capabilities. Celera develops, manufactures and commercializes test kits and reagents and is a leading provider of molecular test products for transplantation genetics, Cystic Fibrosis, HIV drug resistance and Fragile X Syndrome. As part of our 2011 acquisition of Celera, we also gained access to a pipeline of biomarkers to drive sustainable growth. In 2011, we also announced a multi-year exclusive collaboration with Genomic Vision, a biotechnology company, involving Genomic Vision’s proprietary molecular combing genomic-analysis technology. Under the agreement, we have exclusive rights to develop and offer clinical and research use laboratory testing services based on Genomic Vision’s molecular combing technique in the United States, India and Mexico. We expect to release laboratory developed tests based on molecular combing technology, and also may offer molecular combing-based laboratory testing services for new drug development to pharmaceutical companies through our clinical trials business and for research use to academic institutions. Through our strengths in assay development and the commercialization of test services, we believe that we are the partner of choice for developers of new technologies and tests to introduce their products to the marketplace.

          We focus our resources on key disease states, including cancer, cardiovascular disease, infectious disease and neurological conditions. We seek technologies that help doctors care for their patients through better predisposition, screening, monitoring, diagnosis, prognosis and treatment choices. We also look for tests that are less invasive than currently available options, to increase the choices that physicians and patients have for the collection of diagnostic samples. With these priorities in mind, we recently introduced a number of new or enhanced tests, including those discussed below.

•	Cancer.

	-	In 2011, we introduced our melanoma treatment selection mutation panel, which is designed to assist in the personalized selection of patient therapies.

-

We introduced our thyroid cancer mutation panel, which assists in the diagnosis of thyroid cancer and aids physicians and surgeons as they plan surgery and other therapies to treat and attempt to cure thyroid cancer.

•	Infectious Disease.

	-	During 2011, we enhanced our SureSwab® Vaginosis/Vaginitis Plus test. We expanded the organisms and sample types in the offering.

	-	We introduced Accutype® IL28b, a test designed to aid in the prediction of patient response to the widely-used peginterferon alpha-based therapy for treating hepatitis C virus infection.

	-	We also made several important additions to our transplant infectious disease offering.

•

Genetics and Personalized Medicine. Increasingly, tests will be introduced that help to determine a patient’s genotype or gene expression profile relative to a particular disease. These tests can help physicians to determine a patient’s susceptibility to disease or to tailor medical care to an individual’s needs – such as determining if a medication might be more or less effective for a particular person, or which type of medication might work better, or tailoring the right dosage once the proper medicine is prescribed. A few examples are set forth below:

-

In 2012, the FDA granted our de novo classification petition for our STRATIFY JCVTM Antibody ELISA testing service. It is the first blood test to be FDA market authorized for the qualitative detection of antibodies to the polyomavirus JC virus for stratifying risk for progressive multifocal leukoencephalopathy, an infrequent but serious brain infection, in patients with multiple sclerosis receiving TYSABRI®, a therapy for relapsing forms of multiple sclerosis.

	-	In 2011, we introduced testing for very long chain fatty acids, to assist in diagnosis and monitoring of inherited disorders of fatty acid metabolism.

	-	We also introduced high resolution chromosomal analysis testing with oligonucleotide microarrays to enhance our testing services in the pre-natal and post-natal genetics areas.

-

In 2011, we expanded our prescription pain medication monitoring offering for patients being treated for chronic pain. We added several key medications to the test menu as well as genetic testing for CYP2D6 and CYP2C19 to help guide the prescribing and management of these medications.

•	Cardiovascular Disease.

	-	During 2011, we released a test for therapeutic drug monitoring of dabigatran, a new oral anti-coagulant.

-

Through Berkeley HeartLabs we introduced genetic testing for an additional mutation in the LPA gene which helps identify patients with risk of cardiovascular disease and likelihood to benefit from aspirin therapy.

	-	We also released genetic testing for SLC01B1, which helps identify patients at risk for myopathy from Simvastatin therapy for cholesterol reduction.

•	Neurology.

	-	Through Athena Diagnostics, we launched several new molecular genetic tests for stroke, neuromuscular diseases and mitochondrial disorders.

-	We also began to offer genetic testing for spinal muscular atrophy to all our clients to aid in screening for this inherited neuromuscular condition.

          Healthcare Information Technology. We provide interoperable technologies that help healthcare organizations and physicians enter, share and access clinical information without costly IT implementation or significant workflow disruption, including through our Care360® suite of products and our ChartMaxx® electronic document management system for hospitals. These solutions offer access to a large national healthcare provider network, including approximately 200,000 networked physicians and clinicians using Quest Diagnostics’ Care360 connectivity products. We believe that these products enhance the value we provide to our customers and result in increased customer loyalty by providing more convenient ordering and reporting of clinical tests, greater convenience in electronically prescribing medication and providing better access to clinical information. We believe that our healthcare information technology capabilities differentiate us from the competition.

          The Care360 products, including our Care360 Labs and Meds, enable physicians electronically to order diagnostic tests and review test results from Quest Diagnostics and electronically to prescribe medication. At the end of 2011, prescriptions were written through Care360 ePrescribing at an annualized rate of 32 million medications. Our Care360 EHR product, which is certified as a complete electronic health record by the Certification Commission for Health Information Technology, allows physicians to generate a complete record of a clinical patient encounter, automates and streamlines the clinician’s workflow, and allows for rapid deployment and implementation with minimal workflow disruption. The solution allows doctors to electronically create, manage and distribute patient encounter notes, including vital signs and progress notes. It captures lab and radiology results, provides clinical decision support tools and allows doctors to send secure messages and clinical information to other practitioners and secure, Web-based laboratory results to their patients’ personal health records. Physicians also take advantage of our new Care360 Mobile application that lets them review results and order medications using their smartphones or mobile devices. Care360 was named the top stand-alone e-Prescribing system of 2011 by Black Book Rankings.

          In 2011, for the eighth time in the past ten years, ChartMaxx was awarded the Best in KLAS award for the document management and imaging category. It is being used by over 400,000 clinical and administrative users in hospitals and other clinical locations. Our Care360 Data Exchange is the delivery mechanism for clinical transactions, including bi-directional transmission of orders and results involving the acute care and ambulatory settings.

          We are a leader in providing patients with advanced tools to manage their health. Using our Care360 connectivity products, physicians can securely provide diagnostic and other data to a patient’s account. We offer Gazelle®, a secure mobile health platform that allows users to receive their Quest Diagnostics laboratory results, manage their personal health information, find a Quest Diagnostics location and schedule appointments directly from their smartphone.

          Clinical Trials Testing. We believe that we are the second largest provider of central laboratory testing performed in connection with clinical research trials on new drugs, vaccines and certain medical devices. Clinical research trials are required by the FDA and non-U.S. international regulatory authorities to assess the safety and efficacy of new drugs, vaccines and some medical devices. We see opportunities to develop pharmacogenetic and pharmacogenomic tests to help speed drug approval processes for our clinical trials customers and, capitalizing on the trend to personalized medicine, to better focus patient therapy based on a patient’s genetic markers. We have biomarker capabilities that advance our efforts to develop these tests. In 2011, we acquired Celera, enhancing our ability to provide biomarker discovery and develop IVD test kits. As a result, we now offer an “end to end” array of services for companion diagnostics.

          We have clinical trials testing centers in the United States, the United Kingdom and India, and we provide clinical trials testing in Argentina, Brazil, China and Singapore through affiliated laboratories. We serve most of the major pharmaceutical companies.

          Life Insurer Services. We are the largest provider of risk assessment services to the life insurance industry in North America. We also provide risk assessment services for insurance companies doing business in many countries outside the United States.

         Our risk assessment services comprise underwriting support services to the life insurance industry, including laboratory testing, electronic data collection, specimen collection and paramedical examinations, medical record retrieval, case management, motor vehicle reports, telephone inspections, prescription histories and credit checks. The laboratory tests that we perform and data we gather are designed to assist insurance companies to objectively evaluate the mortality risks of policy applicants. The majority of the testing is performed on specimens of life insurance applicants, but also includes specimens of applicants for other types of insurance. Factors such as the number of applications for underwritten life insurance policies can affect the utilization of clinical testing and other services we provide to our insurance customers. Most of our specimen collections and paramedical examinations are performed by our network of approximately 5,000 contracted paramedical examiners at the applicant’s home or workplace. We also offer paramedical examinations through approximately 500 of our patient service centers, and operate approximately 80 locations other than patient service centers in the United States and Canada where we provide paramedical examinations, bringing to approximately 580 the total number of sites where we can provide these examinations. We also contract with third parties at over an additional 200 locations globally to coordinate providing these exams.

          We seek to grow our risk assessment services revenues by increasing our market share and by offering new and innovative laboratory tests, data collection and analytics and other services. For example, in 2011, we were the first in the industry to offer on-line lab results to life insurance applicants. We charge our life insurance customers on a fee-for-service basis, typically under multi-year agreements.

          Employer Services. We believe that we are a leading provider of testing to employers for the detection of employee use of drugs of abuse. Our Quest Diagnostics Drug Testing IndexTM, which is an annual report of our aggregate drug testing results, is used by employers, the federal government and the media to help identify and quantify drug abuse among the nation’s workforce.

          We provide a full range of solutions for drugs of abuse, including urine, hair, blood and oral fluid tests. We regularly look for opportunities to enhance our test offerings. In 2011, we introduced Oral-Eze®, our own innovative oral fluid collection system that simplifies the collection of oral samples for routine drug testing. The Oral-Eze® Oral Fluid Collector provides all the advantages of previous collection systems, with the added benefit of our indicator window technology.

          As healthcare costs have increased, so has the value of preventive care. Employers grappling with rising healthcare costs increasingly use wellness screening as a key tool to reduce their healthcare costs and the healthcare risks of their employees. We provide wellness testing and analytic services to employers to enable them and their employees to take an active role in improving their health and empower employers with aggregated health information. Our Blueprint for Wellness® program offers employers actionable data to power their health improvement and cost containment programs. We are leveraging our patient service centers and paramedical examiner network to deliver wellness screening nationwide. We also are exploring offering Blueprint for Wellness® through additional channels.

          Diagnostic Products, Including Point-of-care, or Near-patient, Testing. Technology advances are enabling testing to move closer to the patient and are becoming increasingly available, accurate and cost effective. Over time, some testing that is now done in clinical laboratories will cease to be performed in clinical laboratories and will be performed closer to the patient. We believe that our point-of-care testing strategy will strengthen our relationship with our customers by enabling us to offer more solutions that improve the effectiveness of our customers and the care of their patients by enabling faster diagnosis and treatment. We are well positioned to offer options and integrated solutions to physicians, hospitals and clinics for the testing methods that are most appropriate for each patient and practice.

          We develop and manufacture products that enable healthcare professionals to make healthcare diagnoses, including products for point-of-care, or near-patient, testing for the professional market. We have several companies, including Focus Diagnostics, HemoCue and Celera, that enhance our offerings and better enable us to serve these markets.

          Focus Diagnostics® is a leading provider of infectious disease testing that has established a reputation for being first to introduce new tests to the market, including diagnostic tests for Lyme disease, West Nile Virus, SARS and, most recently, H1N1. Focus Diagnostics develops, manufactures and markets diagnostic products, such as HerpeSelect® ELISA tests that detect patient antibodies to specific types of herpes simplex virus, which can be performed on a variety of instrument platforms. Focus Diagnostics sells its diagnostic products to large academic medical centers, hospitals and commercial laboratories globally. Focus Diagnostics has an agreement with 3M Corporation for global human diagnostic rights to a compact integrated bench-top instrument for use with real time polymerase chain reaction (“PCR”) assays. These tests are sold under the Simplexa® brand name. In 2011, Focus Diagnostics received the CE mark to offer several new Simplexa tests in Europe, including tests for Cytomegalovirus, Epstein Barr virus, BK virus and clostridium difficile. Focus Diagnostics now offers one of the most comprehensive molecular transplant-testing menus in Europe. Focus Diagnostics also registered the Simplexa Dengue molecular test with the National Agency of Sanitary Vigilance, an office of Brazil’s federal government, for use in public and private health testing in Brazil. In 2011, Focus Diagnostics received FDA 510(k) clearance for its Simplexa test offering for Flu A/B/RSV. In 2011, the Simplexa/3M technology won a gold Medical Design Excellence Award in the IVD category and an Edison award for new science and medical diagnostics product. We intend to develop and pursue FDA clearance and CE marking for additional SimplexaTM tests.

          HemoCue® innovates, manufactures and distributes point-of-care testing products globally. HemoCue is the leading global provider in point-of-care testing for hemoglobin, with a growing market share for glucose, microalbumin and white blood cell testing. HemoCue offers its White Blood Cell Differential System in Europe, and plans in 2012 to seek 510(k) clearance and waived status under the Clinical Laboratory Improvement Amendments (“CLIA”) for this product which, if granted, would permit physicians to use these products in a much larger segment of physician offices. The HemoCue handheld systems are used in physician’s offices, blood banks, hospitals, diabetes clinics and public health clinics. Approximately sixty percent of HemoCue products are sold outside the United States.

          Celera offers a number of market leading high complexity molecular diagnostic products in segments such as HIV-1 drug resistance testing, reproductive genetics, transplantation and cardiovascular genetics. Celera products, which are distributed by a third party worldwide, span the various levels of regulatory registrations and are sold to a broad spectrum of customers who require high quality and regulatory approved products. We also manufacture and offer the InSure® fecal immunochemical test (FITTM) for screening for colorectal cancer.

          International. We have laboratory facilities in Gurgaon, India; Heston, England; Mexico City, Mexico; and San Juan, Puerto Rico. These laboratories support clinical testing in their local markets, and also may support our clinical trials business. We have an office in Ireland that supports our activities in that country, and also have sales representatives dedicated to offering our diagnostic test products in countries outside the United States. We see opportunities to bring our experience and expertise in diagnostic testing and point-of-care products to international markets, particularly developing countries where the testing markets are highly fragmented and less mature, including by leveraging existing facilities to serve new markets.

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

          Key Trends. There are a number of key trends that we expect will have a significant impact on the clinical testing business in the United States and on our business. These trends present both opportunities and risks. However, because clinical testing is an essential healthcare service and because of the key trends discussed below, we believe that the industry will continue to grow over the long term and that we are well positioned to benefit from the long-term growth expected in the industry.

          Demographics. The growing and aging population, the burden of chronic diseases and unmet diagnostic needs may increase the demand for clinical testing.

          Prevention and wellness. We believe that the value of detection, prevention, wellness and personalized care is recognized more now than ever before. Consumers, employers, health plans and government agencies increasingly are focusing on helping the healthy stay healthy, detecting symptoms among those at risk and providing preventive care that helps avoid disease. Physicians increasingly are relying on diagnostic testing to help identify risk for a disease, to detect the symptoms of disease earlier, to aid in the choice of therapeutic regimen, to monitor patient compliance and to evaluate treatment results. Physicians, consumers and payers increasingly recognize the value of diagnostic testing as a means to improve health and reduce the overall cost of healthcare through early detection, prevention and treatment. Federal healthcare reform legislation adopted in 2010 contained provisions eliminating patient cost-sharing for preventive services, and additional provisions that we believe will increase the number of patients that have health insurance and thus better access to diagnostic testing.

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

          Customers and payers. Our customers and payers, including physicians, health insurance plans, employers, pharmaceutical companies and others, have been consolidating. We expect that this trend will continue. Consolidation is increasing pricing transparency and bargaining power, enhancing purchasing sophistication and encouraging internalization of testing. Patient-centered medical homes are increasingly being established to deliver patient care. In addition, federal healthcare reform legislation adopted in 2010 encourages the formation of “accountable care organizations” and requires implementation of health insurance exchanges, which may result in changes in the way that some healthcare services are purchased and delivered in the United States.

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

          Reimbursement pressure. There is a strong focus in the United States on controlling the overall cost of healthcare. Healthcare market participants, including governments, are focusing on controlling costs, including by potentially changing reimbursement for healthcare services, revising test coding, changing medical coverage policies, pre-authorization of lab testing, introducing lab spend management utilities and payment and patient care innovations such as accountable care organizations and patient-centered medical homes. While pressure to control healthcare costs poses a risk to our Company, it also creates an opportunity for increased utilization of diagnostic testing as an efficient means to manage the total cost of healthcare.

          Healthcare Utilization. Recently, utilization of the healthcare system in the United States has been lower. There may be many factors contributing to this result, including reduced employment levels, benefit plans imposing higher levels of patient responsibility, under-employment in the work force and patients delaying medical care.

          Legislative, regulatory and policy environment. Government oversight of and attention to the healthcare industry in the United States is significant and increasing. During 2011, the FDA issued several draft guidance documents that, if finalized, could have a significant impact on our business, including, among others, guidance documents regarding applications for mobile telecommunication devices, companion diagnostics, products labeled Research Use Only (“RUO”) or Investigational Use Only (“IUO”) and modifications to the 510(k) process. Federal healthcare reform legislation adopted in 2010, and court challenges to that legislation, has created significant uncertainty as healthcare markets react to potential and impending changes.

          Globalization. There is a growing demand for healthcare services in emerging market countries. Opportunities are arising to participate in the restructuring or growth of the healthcare systems in these countries. Additionally, our customers are establishing positions outside the United States. Demographic changes globally also may create opportunities.

          Customers and Payers. We provide testing services to a broad range of customers who order clinical testing, including physicians, hospitals and employers. In most cases, the customer that orders the testing is not responsible for the payments for services. Depending on the billing arrangement and applicable law, the payer may be (1) a third party responsible for providing health insurance coverage to patients, such as a health insurance plan, self-insured employer benefit fund, an accountable care organization, a patient centered medical home or the traditional Medicare or Medicaid program, (2) the patient or (3) the physician or other party (such as a hospital, another laboratory or an employer) who referred the testing to us.

          Health Plans. Health plans, including managed care organizations and other health insurance providers, typically reimburse us as a contracted provider on behalf of their members for clinical testing services performed. Reimbursement from our two largest health plans totaled approximately 12% of our consolidated net revenues in 2011. Our largest health plan accounted for approximately 8% of our consolidated net revenues in 2011.

          Health plans typically negotiate directly or indirectly with a number of clinical laboratories, and represent approximately one-half of our total clinical testing volumes and one-half of our net revenues from clinical testing. The trend of consolidation among health plans has continued. In certain markets, such as California, health plans may delegate to independent physician associations (“IPAs”) or other alternative delivery systems (e.g., physician hospital organizations) the ability to negotiate for clinical testing services on behalf of certain members.

          Health plans and IPAs often require that clinical test service providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services through capitated payment arrangements and discounted fee-for-service arrangements. Under capitated payment arrangements, we provide services at a predetermined monthly reimbursement rate for each covered member, generally regardless of the number or cost of services provided by us. Health plans continue to offer preferred provider organization (“PPO”) plans, point-of-service (“POS”) plans, consumer driven health plans (“CDHPs”) and limited benefit coverage programs. Reimbursement under these programs is typically negotiated on a fee-for-service basis, which generally results in higher revenue per requisition than under capitation arrangements. We do not expect that the design of these plans will pose a significant barrier to patients accessing clinical testing services. To the extent that plans and programs require greater levels of patient cost-sharing, this could negatively impact patient collection experience.

          Most of our agreements with major health plans are non-exclusive arrangements. Certain health plans, however, have limited their laboratory network to only a single national laboratory, seeking to obtain improved pricing.

Although non-contracted providers historically generally were reimbursed at “reasonable and customary” rates, health plans today are employing several approaches to limit reimbursement to non-contracted providers. Contracted rates generally are lower than “reasonable and customary” rates.

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

          Physicians. Physicians, including both primary care physicians and specialists, requiring testing for patients are the primary referral source of our clinical testing volume. Physicians determine which laboratory to recommend or use based on a variety of factors, including: service; patient access and convenience, including participation in a health plan network; quality; price; and depth and breadth of test and service offering. Physicians also purchase and utilize our point-of-care tests.

          Hospitals. Hospitals generally maintain an on-site laboratory to perform the significant majority of clinical testing for their patients and refer less frequently needed and highly specialized procedures to outside laboratories, which typically charge the hospitals on a negotiated fee-for-service basis. Fee schedules for hospital reference testing often are negotiated on behalf of hospitals by group purchasing organizations. We provide services to hospitals throughout the United States, including esoteric testing, in some cases helping manage their laboratories and serving as the medical directors of the hospital’s histology or clinical laboratory. We believe that we are the industry’s market leader in servicing hospitals. Hospitals generally continue to look for ways to fully utilize their existing laboratory capacity: they perform tests their patients need and may compete with commercial laboratories for outreach (non-hospital patients) testing. Continuing to obtain referrals from hospitals depends on our ability to provide high quality services that are more cost-effective than if the hospitals were to perform the services themselves. We believe that our combination of full-service, bi-coastal esoteric testing capabilities, medical and scientific professionals available for consultation, innovative connectivity products, point-of-care testing products, focus on Six Sigma quality and dedicated sales and service professionals has positioned us to be an attractive partner for hospitals.

          Most physicians have admitting privileges or other relationships with hospitals as part of their medical practice. Many hospitals seek to leverage their relationships with community physicians by encouraging the physicians to send their outreach testing to the hospital’s laboratory. In addition, hospitals that own physician practices generally require the practices to refer tests to the hospital’s affiliated laboratory. In recent years, there has been a trend of hospitals acquiring physician practices, and as a result, an increased percentage of physician practices are owned by hospitals. Hospitals can have greater leverage with health insurers than do commercial clinical laboratories, particularly hospitals that have a significant market share; hospitals thus are frequently able to negotiate higher reimbursement rates with health insurance plans than commercial clinical laboratories for comparable clinical testing services.

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

          Employers. Employers use clinical tests for drugs of abuse to determine an individual’s employability and his or her “fitness for duty.” Companies with high employee turnover, safety conscious environments or regulatory testing requirements provide the highest volumes of testing. Factors such as the general economy and job market can impact the utilization of drugs of abuse testing. We seek to grow our employer volumes through offering new and innovative programs to help companies with their goal of maintaining a safe and productive workplace. We also offer employers our Blueprint for Wellness® program, providing wellness screening and analytic services to employers, to help employers and their employees manage increasing healthcare costs and to capitalize on trends in personalized health.

          Other Laboratories and Other Customers. We also provide testing services to federal, state and local governmental agencies and perform esoteric testing services for other commercial clinical laboratories. These customers are charged on a fee-for-service basis.

GENERAL

          Competition. While there has been significant consolidation in the clinical testing industry in recent years, our industry remains fragmented and highly competitive. We primarily compete with three types of clinical testing providers: other commercial clinical laboratories, hospital-affiliated laboratories and physician-office laboratories. Our largest commercial clinical laboratory competitor is Laboratory Corporation of America Holdings, Inc. In addition, we compete with many smaller regional and local commercial clinical laboratories and specialized esoteric laboratories. In anatomic pathology, additional competitors include anatomic pathology practices, including those in academic institutions. In addition, there has been a trend among specialty physician practices to establish their own histology laboratory capabilities and/or bring pathologists into their practices, thereby reducing referrals from these practices.

          We believe that healthcare providers traditionally consider a number of factors when selecting a testing provider, including:

•	service capability and quality;

•	accuracy, timeliness and consistency in reporting test results;

•	patient insurance coverage;

•	number and type of tests performed;

•	pricing;

•	access to medical/scientific thought leaders for consultation;

•	number, convenience and geographic coverage of patient service centers;

•	reputation in the medical community;

•	healthcare information technology solutions;

•	qualifications of its staff; and

•	ability to develop new and useful tests.

          We believe that we are an effective competitor in each of these areas. We also believe that offering the most comprehensive test menu in the industry, innovative test and information technology offerings, a superior patient experience, a staff including medical and scientific experts, Six Sigma quality and unparalleled access and distribution provide us with a competitive advantage.

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

          The markets for diagnostic products, life insurance risk assessment services, clinical trials and healthcare information technology are highly competitive. We have many competitors, some of which have much more extensive experience in these markets and some of which have greater resources. We compete in the diagnostic products market by attempting to find and exploit unique differentiated products, including products that take advantage of our healthcare information technology solutions. We compete in the life insurance risk assessment services business by seeking to provide a superior applicant experience, faster services completion and a wider array of highest quality, integrated services than our competitors. We compete in the clinical trials business by leveraging our strengths as the world’s leading diagnostic testing company, including the depth and breadth of our testing menu, our superior scientific expertise, our ability to support complex global clinical trials and our lab management and information technology solutions. We compete in the healthcare information technology market by offering solutions that foster better patient care and improve performance for healthcare institutions, patients and physician practices, particularly smaller and medium sized physician practices.

          Sales and Marketing. Our sales force is organized to focus on customer groups and service types. The majority of representatives focus on physician services, cancer diagnostics and hospital clients. The physician services team is our largest, and includes specialty representatives. Our cancer diagnostics team focuses on physicians who routinely screen for, or treat, cancer. Our hospital client sales organization focuses on meeting the unique clinical testing needs of hospitals and other commercial clinical laboratories. A smaller portion of our sales force focuses on selling drugs of abuse and wellness testing to employers. In addition, we have sales organizations that focus on selling diagnostic products and instruments, including point-of-care tests, and our healthcare information technology products. We also have dedicated sales teams that focus on selling risk assessment services in the life insurance market and clinical trials services.

          Information Technology. We use information systems extensively in virtually all aspects of our business, including clinical laboratory testing, test reporting, billing, customer service, logistics and management of medical data. We believe that our healthcare information technology systems help differentiate us favorably. We endeavor to establish systems that create value and efficiencies for our Company, patients and customers. The successful delivery of our services depends, in part, on the continued and uninterrupted performance of our information technology systems. We have taken precautionary measures to prevent problems that could affect our IT systems.

          Some of our historic growth has come through acquisitions and, as a result, we continue to use multiple information systems. We have standardized some of our systems and are implementing standard laboratory information and billing systems across our operations, including those from our most recent acquisitions. We expect implementation will take several more years to complete, and will result in significantly more centralized systems, improved operating efficiency, more timely and comprehensive information for management and enhanced control over our operational environment.

          Quality Assurance. In our clinical testing business, our goal is to continually improve the processes for collection, handling, storage and transportation of patient specimens, as well as the precision and accuracy of analysis and result reporting. Our quality assurance efforts focus on pre-analytic, analytic and post-analytic processes, including positive patient identification of specimens, report accuracy, proficiency testing, reference range relevance, process audits, statistical process control and personnel training for all of our laboratories and patient service centers. We also focus on the licensing, credentialing, training and competence of our professional and technical staff. We have implemented an enhanced specimen tracking system, with global positioning system capabilities, that enables us to better track specimens. We continue to implement our Six Sigma and standardization initiatives to help achieve our goal of becoming recognized as the undisputed quality leader in the healthcare services industry. In addition, some of our laboratories have achieved International Organization for Standardization, or ISO, certification. These certifications are international standards for quality management systems. In 2011, we continued to take steps to enhance our quality assurance program.

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

          We participate in external proficiency testing and have accreditation or licenses for our clinical laboratory operations from various regulatory agencies or accrediting organizations, such as the Centers for Medicare and Medicaid Services (“CMS”), the College of American Pathologists (“CAP”) and certain states. All of our laboratories participate in various external quality surveillance programs. They include, but are not limited to, proficiency testing programs administered by CAP, as well as some state agencies. CAP is an independent, nongovernmental organization of board-certified pathologists approved by CMS to inspect clinical laboratories to determine compliance with the standards required by CLIA. CAP offers an accreditation program to which laboratories may voluntarily subscribe. All of our major regional and esoteric laboratories, including our facility in India, and most of our rapid response laboratories, are accredited by CAP. Accreditation includes on-site inspections and participation in the CAP (or equivalent) proficiency testing program. Also, all of our cytotechnologists and pathologists participate in an individual proficiency testing program.

          Our diagnostic products businesses maintain extensive quality assurance programs focused on ensuring that our products are safe and effective and that we comply with applicable regulatory requirements in the United States and other countries. They are regulated by the FDA and are required to be in compliance with the Quality Systems Regulations, 21 CFR part 820, and with applicable standards outside the United States. In addition, our manufacturing sites are certified in accordance with, or audited by the deemed authority for, ISO 13485: 2003 standards. We endeavor to design and manufacture our diagnostics products in compliance with Quality Systems Regulations.

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

          Employees. At December 31, 2011, we employed approximately 42,000 people. This total excludes employees of the joint ventures where we do not have a majority ownership interest. We have no collective bargaining agreements with unions covering employees in the United States, and we believe that our overall relations with our employees are good.

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

          Billing for clinical testing services is very complicated, and we maintain compliance policies and procedures for our billing. Patients, insurance companies, Medicare, Medicaid, physicians, hospitals and employer groups all have different billing requirements. Some billing arrangements require us to bill multiple payers, and there are several other factors that complicate billing (e.g., disparity in coverage and information requirements among various payers; and incomplete or inaccurate billing information provided by ordering physicians). We incur additional costs as a result of our participation in Medicare and Medicaid programs because clinical laboratory testing and anatomic pathology services are subject to complex, stringent and frequently ambiguous federal and state laws and regulations, including those relating to coverage, billing and reimbursement. Changes in laws and regulations could further complicate our billing and increase our billing expense. CMS establishes procedures and continuously evaluates and implements changes to the reimbursement process and requirements for coverage.

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

          Government Coverage and Reimbursements. Government payers, such as Medicare and Medicaid, have taken steps and can be expected to continue to take steps to control the cost, utilization and delivery of healthcare services, including clinical test services. For example, Medicare has adopted policies under which it does not pay for many commonly ordered clinical tests unless the ordering physician has provided an appropriate diagnosis code supporting the medical necessity of the test. Physicians are required by law to provide diagnostic information when they order clinical tests for Medicare and Medicaid patients.

          The healthcare industry has experienced significant changes in reimbursement practices during the past several years. Historically, many different local carriers administered Medicare Part B, which covers services provided by commercial clinical laboratories. They often had inconsistent policies, increasing the complexity of the billing process for clinical laboratories. They are being replaced with contractors who will administer both Part B and Medicare Part A benefits for beneficiaries in larger regional areas. It is expected that the revised system will reduce the administrative complexity of billing for services provided to Medicare beneficiaries.

          With regard to the clinical test services performed on behalf of Medicare beneficiaries, we must bill the Medicare program directly and must accept the carrier’s fee schedule amount for covered services as payment in full. In addition, state Medicaid programs are prohibited from paying more (and in most instances, pay significantly less) than Medicare. Currently, Medicare does not require the beneficiary to pay a co-payment for clinical laboratory testing reimbursed under the Clinical Laboratory Fee Schedule. Certain Medicaid programs require Medicaid recipients to pay co-payment amounts for clinical laboratory testing. Medicare patients generally are required to make co-payments for anatomic pathology services.

          Part B of the Medicare program contains fee schedule payment methodologies for clinical testing services, and for pathology and other physician services, performed for covered patients, including a national ceiling on the amount that carriers could pay under their local Medicare clinical testing fee schedules. The Medicare Clinical Laboratory Fee Schedule for 2012 is increased by 0.65% from 2011 levels. In December 2011, Congress delayed by two months a potential 27.4% decrease in the physician fee schedule that otherwise would have become effective January 1, 2012. The following table sets forth the percentage of our consolidated net revenues reimbursed under Medicare attributable to the clinical testing and physician fee schedules in 2011.

Medicare Part B Reimbursements	% of our 2011 Consolidated Net Revenues

Clinical Laboratory Fee Schedule	12%
Physician Fee Schedule	3%

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

REGULATION

          Our businesses are subject to or impacted by extensive and frequently changing laws and regulations in the United States (at both the federal and state levels) and the other jurisdictions in which we conduct business. These laws and regulations include regulations particular to our business, and laws and regulations relating to conducting business generally (e.g., export controls laws, U.S. Foreign Corrupt Practices Act and similar laws of other jurisdictions), including in the United States and in other jurisdictions. We also are subject to inspections and audits by governmental agencies. Set forth below are highlights of the key regulatory areas applicable to our businesses.

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

          FDA. The FDA has regulatory responsibility over, among other areas, instruments, test kits, reagents and other devices used by clinical laboratories to perform diagnostic testing in the United States. The FDA also regulates clinical trials (and, therefore, may conduct inspections related to testing that we perform for sponsors of those trials), drugs of abuse testing for employers, testing for blood bank purposes and testing of donors of human cells for purposes such as in vitro fertilization. A number of esoteric tests we develop internally are offered as laboratory-developed tests (“LDTs”). The FDA has claimed regulatory authority over all LDTs, but has exercised enforcement discretion with regard to most LDTs performed by high complexity CLIA-certified laboratories. During 2011, the FDA issued several draft guidance documents related to our business, including, among others, guidance documents regarding software applications used for handheld devices, companion diagnostics, products labeled RUO or IUO and enhancements to the 510(k) process. During 2012, the FDA plans to issue three guidance documents regarding regulation of LDTs and clinical laboratories. The first concerns how laboratories will register and list LDTs with the FDA, the second sets forth the risk-based scheme for LDT classification and the third advises laboratories how to become compliant with Quality Systems regulations. If finalized, each of these guidance documents could have a significant impact on our business. The regulatory approach adopted by the FDA may lead to an increased regulatory burden on our Company, including additional costs and delays in introducing new tests.

          Our diagnostic product business is subject to regulation by the FDA, as well as by foreign governmental agencies, including countries within the European Union who have adopted the Directive on In Vitro Diagnostic Medical Devices (“IVDD”). These agencies enforce laws and regulations that govern the development, testing, manufacturing, labeling, advertising, marketing, distribution and post-market surveillance of diagnostic products. Prior to commercially marketing or selling most diagnostic products in the United States, we are required to secure clearance or approval from the FDA. Similarly, we may need to obtain a license or certification such as a CE mark in order to sell diagnostic products outside of the United States. Compliance with the IVDD allows us to market in Europe once we obtain a CE mark (obtainable where the manufacturer certifies that the device conforms to the regulatory and quality requirements for the device). Following the introduction of a diagnostic product into the market, the FDA and non-U.S. agencies engage in periodic inspections and reviews of the manufacturing processes and product performance. Compliance with these regulatory controls can affect the time and cost associated with the development, introduction and continued availability of new products. These agencies possess the authority to take various administrative and legal actions against us for non-compliance, such as fines, product suspensions, submission of warning letters, recalls, product seizures, injunctions and other civil and criminal sanctions. Where appropriate, voluntary compliance actions, such as voluntary recalls, may be undertaken.

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

          Privacy and Security of Health and Personal Information. We are required to comply with laws and regulations in the United States (at the federal and state levels) and jurisdictions outside the United States in which we conduct business, including the European Union, India and Mexico, regarding protecting the security and privacy of certain healthcare and personal information. These privacy and security laws include the federal Health Insurance Portability and Accountability Act, as amended, and the regulations thereunder (collectively, “HIPAA”). The HIPAA security regulations establish requirements for safeguarding electronic protected health information. The HIPAA privacy regulations establish comprehensive federal standards regarding the uses and disclosures of protected health information. Together, these laws and regulations establish a complex regulatory framework on a variety of subjects, provide for penalties for non-compliance, and may require a healthcare provider to notify individuals or the government if the provider discovers certain breaches of unsecured personal or a patient’s protected health information. We have implemented policies and practices designed to meet applicable requirements.

          Drug Testing; Controlled Substances. All U.S. laboratories that perform drug testing for certain public sector employees and employees of certain federally regulated businesses are required to be certified as meeting the detailed performance and quality standards of the Substance Abuse and Mental Health Services Administration. To obtain access to controlled substances used to perform drugs of abuse testing in the United States, laboratories must be licensed by the Drug Enforcement Administration. All of our laboratories that perform such testing or that utilize controlled substances are so certified or so licensed, respectively.

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

          The federal or state governments may bring claims based on theories as to our current practices that we believe are lawful. The federal and state governments have substantial leverage in negotiating settlements since the amount of potential damages far exceeds the rates at which we are reimbursed, and the government has the remedy of excluding a non-compliant provider from participation in the Medicare and Medicaid programs. Reimbursement from traditional Medicare and Medicaid programs represented approximately 18% of our net revenues during 2011. We believe that, based on our experience with settlements and public announcements by various government officials, the federal and state governments continue to strengthen their enforcement efforts against healthcare fraud. In addition, legislative provisions relating to healthcare fraud and abuse provide government enforcement personnel substantially increased funding, powers, penalties and remedies to pursue suspected cases of fraud and abuse.

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

          Surya N. Mohapatra, Ph.D. (62) is Chairman of the Board, President and Chief Executive Officer. Prior to joining the Company in February 1999 as Senior Vice President and Chief Operating Officer, he was Senior Vice President of Picker International, a worldwide leader in advanced medical imaging technologies. Dr. Mohapatra was appointed President and Chief Operating Officer in June 1999, Chief Executive Officer in May 2004 and Chairman of the Board in December 2004. He is a director of Xylem Inc., a trustee of The Rockefeller University and a member of the Corporate Advisory Board of Johns Hopkins Carey Business School. Dr. Mohapatra was a director of ITT Corporation from 2008 to October 2011. He has been a director of the Company since 2002.

          Jon R. Cohen, M.D. (57) is Senior Vice President, Hospital Services and Chief Medical Officer. Dr. Cohen joined the company in March 2009 and served as Chief Medical Officer until May 2011, when he also assumed responsibility for Hospital Services. He served as the Senior Advisor to New York Governor David Patterson from 2008 to 2009, where he was responsible for all policy and strategic planning. From 2007 to 2008, Dr. Cohen was a managing director, health industries advisory services at PricewaterhouseCoopers LLP. Prior to that, he spent 21 years with North Shore-Long Island Jewish Health System, one of the nation’s largest not-for-profit health systems, including serving as its Chief Medical Officer from 2000 to 2006.

          Catherine T. Doherty (49) is Senior Vice President, Physician Services Business. She joined the Company in 1990 and from 2008 through May 2011 served as the Vice President, Hospital Services. Prior to 2008, Ms. Doherty held a variety of positions of increasing responsibility, including Vice President, Office of the Chairman; Vice President, Finance and Administration for the Hospital business; Vice President, Investor Relations; and Chief Accounting Officer.

          Robert A. Hagemann (55) is Senior Vice President and Chief Financial Officer. He joined Corning Life Sciences, Inc. in 1992, where he held a variety of senior financial positions before being named Vice President and Corporate Controller of the Company in 1996. Mr. Hagemann has served as Chief Financial Officer since August 1998. He is a director of Zimmer Holdings, Inc.

          Joan E. Miller, Ph.D. (57) is Senior Vice President, Pathology and Neurology. Dr. Miller joined Corning Life Sciences, Inc. in 1992 and since has held positions of increasing responsibility. Dr. Miller was named Senior Managing Director, Nichols Institute in 2002 and Vice President, Hospital Business in 2003. From June 2007 until May 2011, Dr. Miller had responsibility for the Company’s Hospital Services, including its esoteric testing facilities, and its anatomic pathology testing services. Beginning in May 2011, she has had responsibility for anatomic pathology and neurology testing services.

          Kathy Ordoñez (61) is Senior Vice President, Discovery and Development for Quest Diagnostics, and President, Celera. Ms. Ordoñez is responsible for managing the Company’s innovation pipeline and diagnostics products businesses. In her role as President of Celera, she is responsible for leading Celera, including Berkeley HeartLab, and driving its focus on personalizing disease management through diagnostic products and services. Ms. Ordoñez joined Quest Diagnostics with its acquisition of Celera in May 2011. She served as Chief Executive Officer of Celera and was a founder of Celera Diagnostics. Prior to joining Celera’s parent company, Applera, in December 2000, Ms. Ordoñez held a number of senior positions over a 15-year period with Hoffmann La-Roche. She oversaw the formation of Roche Molecular Systems, serving as President and Chief Executive Officer, and led the application of polymerase chain reaction technology to the diagnostic, research and forensic fields.

          Michael E. Prevoznik (50) is Senior Vice President and General Counsel. Mr. Prevoznik joined the Company as Vice President and General Counsel in August 1999. Since April 2011, in addition to serving as General Counsel, Mr. Prevoznik has had management responsibility for the Company’s international and clinical trials activities. In 2003, he assumed responsibility for governmental affairs. Prior to joining the Company, Mr. Prevoznik served in positions of increasing responsibility within the compliance organization at SmithKline Beecham, most recently as Vice President, Compliance, with responsibility for coordinating all SmithKline Beecham compliance activities worldwide.

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

          This Report also includes forward-looking statements that involve risks or uncertainties. Our results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including the risks we face described below and elsewhere. See “Cautionary Factors that May Affect Future Results” on page 30.

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

          We primarily compete with three types of clinical test providers: other commercial clinical laboratories, hospital-affiliated laboratories and physician-office laboratories. We also compete with anatomic pathology practices and large physician group practices. Hospitals generally maintain on-site laboratories to perform testing on their patients (inpatient or outpatient). In addition, many hospitals compete with commercial clinical laboratories for outreach (non-hospital patients) testing. Most physicians have admitting privileges or other relationships with hospitals as part of their medical practice and hospitals may seek to leverage their relationships with community physicians and encourage the physicians to send their outreach testing to the hospital’s laboratory. In addition, hospitals that own physician practices generally require the practices to refer tests to the hospital’s laboratory. As a result of this affiliation between hospitals and community physicians, we compete against hospital-affiliated laboratories primarily based on quality and scope of service. Increased hospital acquisitions of physician practices enhance physician ties to hospital-affiliated laboratories and may strengthen their competitive position. Our failure to provide a broad test menu or service superior to hospital-affiliated laboratories and other laboratories could have a material adverse effect on our business.

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

Our business could be adversely impacted by the FDA’s approach to regulation.

          During 2011, the FDA issued several draft guidance documents related to our business, including, among others, guidance documents regarding software applications used for handheld devices, companion diagnostics, products labeled RUO and IUO and enhancements to the 510(k) process.

          Laboratories use analyte specific reagents (“ASRs”) in some LDTs. Under current FDA guidance, manufacturers of certain products marketed as ASRs must comply with FDA regulations in order to be marketed in the United States. In its draft guidance on RUO and IUO labeled products, the FDA proposes to increase its scrutiny of reagents, kits, instruments and software labeled RUO and IUO, and threatened to take regulatory action against manufacturers who know or should know that laboratories are using them in clinical diagnostics testing.

          During 2012, the FDA plans to issue three guidance documents regarding regulation of LDTs and clinical laboratories. The first concerns how laboratories will register and list LDTs with the FDA, the second sets forth the risk-based scheme for LDT classification and the third advises laboratories how to become compliant with Quality Systems regulations.

          If finalized, each of the FDA’s guidance documents could have a significant impact on our business. For example, the proposed guidance regarding RUO and IUO labeled products could result in increased product cost, a delay in obtaining needed supplies, or, if a manufacturer withdraws its products from the market, an inability to obtain the supplies. The FDA’s guidance documents may hinder our ability to develop and market new products or services or cause an increase in the cost of our products or services. They also may hinder our ability to perform tests. These matters could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

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

          From time to time, the federal government has considered whether competitive bidding can be used to provide clinical testing services for Medicare beneficiaries at attractive rates while maintaining quality and access to care. If competitive bidding were implemented on a regional or national basis for clinical testing, it could materially adversely affect us. During 2011, Congress considered several cost-saving initiatives as part of its deficit reduction discussions. These initiatives included coinsurance for clinical laboratory services, co-payments for clinical laboratory tests and further laboratory fee schedule reductions. If any of these initiatives were implemented, it could materially affect us.

          The American Medical Association CPT® Editorial Panel is continuing its process of establishing analyte specific billing codes to replace codes that describe procedures used in performing molecular tests. The 2012 CPT manual adopts approximately 100 of such codes and, it is anticipated that such codes will eventually cover hundreds of molecular tests. While CMS has deferred adoption of the new molecular codes until 2013, a handful of commercial health plans are implementing them. The adoption of analyte specific codes will allow payors to better determine tests being performed. This could lead to limited coverage decisions or payment denials. Further, payment levels for the new codes or even the methodology for determining how payment will be determined remains unresolved. If reimbursement levels for the new codes do not recognize the value of the molecular genetic tests we perform, our revenues and earnings could be adversely impacted.

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

          The healthcare industry has experienced a trend of consolidation among healthcare insurance plans, resulting in fewer but larger insurance plans with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical testing providers. These healthcare plans, and independent physician associations, may demand that clinical testing providers accept discounted fee structures or assume all or a portion of the financial risk associated with providing testing services to their members through capitated payment arrangements. In addition, some healthcare plans have been willing to limit the PPO or POS laboratory network to only a single national laboratory to obtain improved fee-for-service pricing. Some healthcare plans also are considering steps such as requiring preauthorization of testing. There are also an increasing number of patients enrolling in consumer driven products and high deductible plans that involve greater patient cost-sharing.

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

          Our business is subject to or impacted by extensive and frequently changing laws and regulations in the United States (including at both the federal and state levels) and the other jurisdictions in which we engage in business. While we seek to conduct our business in compliance with all applicable laws, many of the laws and regulations applicable to us are vague or indefinite and have not been interpreted by the courts, including many of those relating to:

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

          We believe that, based on our experience with settlements and public announcements by various government officials, the federal and state governments continue to strengthen their enforcement efforts against healthcare fraud. In addition, legislative provisions relating to healthcare fraud and abuse provide government enforcement personnel substantially increased funding, powers, penalties and remedies to pursue suspected cases of fraud and abuse.

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

Failure in our information technology systems, including failures resulting from our systems conversions, could disrupt our operations and cause the loss of confidential information, customers and business opportunities.

          Information technology (“IT”) systems are used extensively in virtually all aspects of our business, including clinical testing, test reporting, billing, customer service, logistics and management of medical data. Our success depends, in part, on the continued and uninterrupted performance of our IT systems. IT systems may be vulnerable to damage, disruptions and shutdown from a variety of sources, including telecommunications or network failures, human acts and natural disasters. Moreover, despite the security measures we have implemented, our IT systems may be subject to physical or electronic intrusions, computer viruses, unauthorized tampering and similar disruptive problems. We have taken precautionary measures to prevent unanticipated problems that could affect our IT systems. Nevertheless, we may experience damages to our systems, system failures and interruptions and unauthorized disclosure of confidential information, and our data could be compromised.

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

          If we experience systems problems, or if we experience unauthorized disclosure of confidential information, it could adversely affect our reputation, result in a loss of customers and revenues and cause us to suffer financial damage, including significant costs to alleviate or eliminate the problem.

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

          Advances in technology may lead to the development of more cost-effective tests that can be performed outside of a commercial clinical laboratory such as (1) point-of-care tests that can be performed by physicians in their offices, (2) esoteric tests that can be performed by hospitals in their own laboratories or (3) home testing that can be performed by patients in their homes or by physicians in their offices. Although physicians operating in-office laboratories incur additional costs for CLIA compliance, manufacturers of laboratory equipment and test kits could seek to increase their sales by marketing to physicians point-of-care test equipment and test kits that require minimal regulatory oversight. Further, diagnostic tests approved or cleared by the FDA for home use are automatically deemed to be “waived” tests under CLIA and may be performed by patients in their homes; test kit manufacturers could seek to increase sales to patients of such test kits. Development of such technology and its use by our customers would reduce the demand for our laboratory-based testing services and negatively impact our revenues.

          Some traditional customers for anatomic pathology services have added in-office histology labs or have retained pathologists to read cases on site, thus allowing them to bill for services previously referred to outside pathology service providers, such as the Company. These customers include specialty physicians that generate biopsies through surgical procedures, such as dermatologists, gastroenterologists, urologists and oncologists. If our customers continue to internalize tests that we currently perform, the demand for our testing services may be reduced and our revenues may be materially adversely impacted.

Our outstanding debt may impair our financial and operating flexibility.

          As of December 31, 2011, we had approximately $4.0 billion of debt outstanding. Except for operating leases, we do not have any off-balance sheet financing arrangements in place or available. Our debt agreements contain various restrictive covenants. These restrictions could limit our ability to use operating cash flow in other areas of our business because we must use a portion of these funds to make principal and interest payments on our debt. We have obtained ratings on our debt from Standard and Poor’s, Moody’s Investor Services and Fitch Ratings. There can be no assurance that any rating so assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if in that rating agency’s judgment future circumstances relating to the basis of the rating, such as adverse changes in our Company or our industry, so warrant. If such ratings are lowered, the borrowing costs on our senior unsecured revolving credit facility, secured receivables facility and term loan could increase. Changes in our credit ratings, however, do not require repayment or acceleration of any of our debt.

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

Our ability to attract and retain qualified employees, including a qualified new Chief Executive Officer, is critical to the success of our business and the failure to do so may materially adversely affect our performance.

          Our people are a critical resource. The supply of qualified personnel may be limited and competition for qualified employees is strong. If we were to lose, or to fail to attract and retain, key management personnel, including a qualified new Chief Executive Officer or qualified skilled technical or professional employees at our clinical laboratories, research centers or manufacturing facilities, our earnings and revenues could be adversely affected. In addition, if we were to lose, or to fail to attract and retain, skilled pathologists, particularly those with subspecialties, with positive relationships with their respective local medical communities, our earnings and revenues could be adversely affected.

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

          Although we conduct most of our business in the United States, our international operations increase our exposure to the inherent risks of doing business in international markets. Depending on the market, these risks include, without limitation:

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

          International operations also require us to devote significant management resources to implement our controls and systems in new markets, to comply with the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws in non-U.S. jurisdictions and to overcome challenges based on differing languages and cultures.

          If we do not successfully navigate these risks, our financial condition or results of operations could be materially adversely affected.

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

          In addition, no assurance can be given that we will remain in compliance with applicable regulations once clearance or approval has been obtained for a product. These requirements include, among other things, regulations regarding manufacturing practices, product labeling and advertising and postmarket reporting, including adverse event reports and field alerts due to manufacturing quality concerns. Our diagnostic product facilities and procedures and those of our suppliers are subject to ongoing regulation, including periodic inspection by the FDA and other regulatory authorities. Failure to comply with applicable rules could result in, among other things, substantial modifications to our business practices and operations; refunds, recalls or seizures of our products or products of our suppliers; a total or partial shutdown of production in one or more of our facilities while we or our suppliers remedy the alleged violation; the inability timely to obtain future pre-market clearances or approvals; and withdrawals or suspensions of current products from the market. Any of these events could disrupt our business and have a material adverse effect on our reputation, revenues, profitability or financial condition.

Our efforts to develop commercially successful medical diagnostic products may not succeed.

          We may commit substantial efforts, funds and other resources to developing commercially successful medical diagnostic products. A high rate of failure, or costly delay, is inherent in the development of new medical diagnostic products. There is no assurance that our efforts to develop these products will be commercially successful. Failure can occur at any point in the development process, including after significant funds have been invested.

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

Our business could be adversely impacted by adoption of new coding for molecular genetic tests.

          The American Medical Association CPT® Editorial Panel is continuing its process of establishing analyte specific billing codes to replace codes that describe procedures used in performing molecular tests. The 2012 CPT manual adopts approximately 100 of such codes and, it is anticipated that such codes will eventually cover hundreds of molecular tests. While CMS has deferred adoption of the new molecular codes until 2013, a handful of commercial health plans are implementing them. The adoption of analyte specific codes will allow payors to better determine tests being performed. This could lead to limited coverage decisions or payment denials. Further, payment levels for the new codes or even the methodology for determining how payment will be determined remains unresolved. If reimbursement levels for the new codes do not recognize the value of the molecular genetic tests we perform, our revenues and earnings could be adversely impacted.

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

The Senate Finance Committee and the Senate Judiciary Committee are conducting an inquiry into certain alleged practices in the laboratory testing and managed care businesses.

          In November 2011, we received a letter from Senator Charles E. Grassley, ranking member of the U.S. Senate Committee on the Judiciary and Senator Max Baucus, Chairman of the U.S. Senate Committee on Finance, requesting information regarding certain alleged practices in the laboratory testing and managed care businesses. A similar letter was sent to other companies that sponsor managed care organizations or which are engaged in the laboratory testing business. The Company is cooperating with the request. The Company is unable to predict the timing or outcome of this inquiry, or its impact on our business. Similar inquiries may be made by other governmental authorities regarding this or other topics. We may experience negative publicity with respect to these matters.

          Such inquiries may result in a finding of failure to comply with laws or regulations, changes in laws or regulations, the commencement of civil or criminal proceedings, substantial fines, penalties or administrative remedies, including the loss of the right to participate in the Medicare and Medicaid programs, or the imposition of additional and costly compliance obligations. If the inquiries continue over a long period of time, they could divert the attention of management from the day-to-day operations of our business and impose significant administrative burdens on our Company.

          These matters could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

Our operations may be adversely impacted by the effect of trends in utilization of the U.S. healthcare system.

          Our operations may be adversely impacted by the effects of trends in the utilization of the healthcare system in the United States. Trends in the utilization of the U.S. healthcare system can be influenced by such factors as the unemployment rate, under-employed workers and decisions to delay medical care. Declining utilization of the U.S. healthcare system may result in a decline in the number of patients who seek clinical testing services. These matters could have a material adverse effect on our business and our consolidated financial condition, results of operations and cash flows.

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

(5) the impact of additional or expanded limited coverage policies and limits on the allowable number of test units; and

(6) the impact of increased prior authorization programs for clinical testing.

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

(j)

Changes in federal, state or local laws or regulations, including changes that result in new or increased federal or state regulation of commercial clinical laboratories, tests developed by commercial clinical laboratories or other products or services that we offer or activities in which we are engaged, including regulation by the FDA.

(k)	Inability to achieve expected benefits from our acquisitions of other businesses.

(l)	Inability to achieve additional benefits from our Six Sigma and efficiency initiatives.

(m)	Adverse publicity and news coverage about the clinical testing industry or us.

(n)

Computer or other IT system failures that affect our ability to perform tests, report test results or properly bill customers, or result in the disclosure of confidential information, including potential failures resulting from the standardization of our IT systems and other system conversions, telecommunications failures, malicious human acts (such as electronic break-ins or computer viruses) or natural disasters.

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

(v)

Inability to hire and retain qualified personnel or the loss of the services of one or more of our key senior management personnel, including failing to replace our Chief Executive Officer before he terminates employment.

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

(z)	Failure to adapt to changes in the healthcare system and healthcare delivery stemming from the 2010 federal healthcare reform legislation.

(aa)	Results and consequences of governmental inquiries.

(bb)	Trends in utilization of the healthcare system.

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

          We are also involved, from time to time, in other reviews, investigations and proceedings by governmental agencies regarding our business, including, among other matters, operational matters, which may result in adverse judgments, settlements, fines, penalties, injunctions or other relief. The number of these reviews, investigations and proceedings has increased in recent years with regard to many firms in the healthcare services industry, including our Company.

          Legal Matters

          The Company is involved in various legal proceedings. Some of the proceedings against the Company involve claims that could be substantial in amount.

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

          In April 2010, a putative class action was filed against the Company and NID in the U.S. District Court for the Eastern District of New York on behalf of entities that allegedly purchased or paid for certain of NID’s test kits. The complaint alleges that certain of NID’s test kits were defective and that defendants, among other things, violated RICO and state consumer protection laws. The complaint alleges an unspecified amount of damages. The Company filed a motion to dismiss this complaint.

          In August 2010, a shareholder derivative action entitled Cornish v. Quest Diagnostics Incorporated, et al. was filed in New Jersey state court on behalf of the Company against the directors and certain officers of the Company. The complaint alleges that the defendants breached their fiduciary duties in connection with, among other things, alleged overcharges by the Company to Medi-Cal, the California Medicaid program, for testing services, and seeks unspecified compensatory damages and equitable relief. The action was dismissed without prejudice. On July 21, 2011, the action was re-filed. In June 2011 and October 2011, two additional shareholder derivative actions were filed in New Jersey state court raising allegations similar to those in the Cornish case. The Company filed motions to dismiss each of the three complaints.

          In November 2010, a putative class action entitled Seibert v. Quest Diagnostics Incorporated, et al. was filed against the Company and certain former officers of the Company in New Jersey state court, on behalf of the Company’s sales people nationwide who were over forty years old and who either resigned or were terminated after being placed on a performance improvement plan. The complaint alleges that the defendants’ conduct violates the New Jersey Law Against Discrimination (“NJLAD”), and seeks, among other things, unspecified damages. The defendants removed the complaint to the United States District Court for the District of New Jersey. The plaintiffs filed an amended complaint that adds claims under ERISA. The Company filed a motion seeking to limit the application of the NJLAD to only those members of the purported class who worked in New Jersey.

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

          In January 2012, a putative class action entitled Beery v. Quest Diagnostics Incorporated was filed in the United States District Court for the District of New Jersey against the Company and a subsidiary, on behalf of all female sales representatives employed by the defendants from February 17, 2010 to the present. The complaint alleges that the defendants discriminate against these female sales representatives on account of their gender, in violation of the federal civil rights and equal pay acts, and seeks, among other things, injunctive relief and monetary damages.

          In September 2009, the Company received a subpoena from the Michigan Attorney General’s Office seeking documents relating to the Company’s pricing and billing practices as they relate to Michigan’s Medicaid program. The Company cooperated with the requests. In January 2012, the State of Michigan intervened as a plaintiff in a civil lawsuit, Michigan ex rel. Hunter Laboratories LLC v. Quest Diagnostics Incorporated, et al., filed in Michigan Superior Court. The suit, originally filed by a competitor laboratory, alleges that the Company overcharged Michigan’s Medicaid program.

          In addition, the Company and certain of its subsidiaries have received subpoenas from state agencies in three states and from the Office of the Inspector General of the U.S. Department of Health and Human Services which seek documents relating to the Company’s billing practices. The Company is cooperating with the requests.

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

          Reserves for Legal Matters

          These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. As of December 31, 2011, the Company does not believe that any losses related to the legal matters described above are probable. While the Company believes that a reasonable possibility exists that losses may have been incurred related to the legal matters described above, based on the nature and status of these matters, potential losses, if any, cannot be estimated.

          Reserves for General and Professional Liability Claims

          As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company’s client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company’s insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company’s historical and projected loss experience. Such reserves totaled approximately $127 million and $130 million as of December 31, 2011 and 2010, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company’s financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company’s results of operations or cash flows in the period in which the impact of such claims is determined or paid.

Item 4. Mine Safety Disclosures

          Not applicable.

PART II

Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Our common stock is listed and traded on the New York Stock Exchange under the symbol “DGX.” As of February 1, 2012, we had approximately 4,200 record holders of our common stock; we believe that the number of beneficial holders of our common stock exceeds the number of record holders. The following table sets forth, for the periods indicated, the high and low sales price per share as reported on the New York Stock Exchange Consolidated Tape and dividend information.

	Common Stock Market Price
			Dividends Declared
	High	Low

2010
First Quarter	$61.72	$54.63	$0.10
Second Quarter	60.28	40.80	0.10
Third Quarter	51.11	43.38	0.10
Fourth Quarter	54.93	46.75	0.10

2011
First Quarter	$59.11	$52.65	$0.10
Second Quarter	61.21	55.27	0.10
Third Quarter	60.80	45.77	0.10
Fourth Quarter	59.44	45.13	0.17

          The common stock dividend paid in the fourth quarter of 2011 was $0.10 per share. In October 2011, the Company declared a common stock dividend of $0.17 per share, payable in January 2012.

          We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the fourth quarter of 2011.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)

October 1, 2011 – October 31, 2011
Share Repurchase Program (A)	—	$—	—	$115,055
Employee Transactions (B)	2,114	$51. 15	N/A	N/A
November 1, 2011 – November 30, 2011
Share Repurchase Program (A)	—	$—	—	$115,055
Employee Transactions (B)	136	$55.30	N/A	N/A
December 1, 2011 – December 31, 2011
Share Repurchase Program (A)	873,885	$57.21	873,885	$65,056	(C)
Employee Transactions (B)	961	$57.73	N/A	N/A
Total
Share Repurchase Program (A)	873,885	$57.21	873,885	$65,056	(C)
Employee Transactions (B)	3,211	$53.29	N/A	N/A

(A)	Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $4.5 billion of share repurchases of our common stock through December 31, 2011.

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

(C)

In January 2012, our Board of Directors authorized the Company to repurchase an additional $1.0 billion of the Company’s common stock, bringing the total amount that the Company was authorized to repurchase to $1.1 billion. The share repurchase authority has no set expiration or termination date.

Performance Graph

          Set forth below is a line graph comparing the cumulative total shareholder return on Quest Diagnostics’ common stock since December 31, 2006, based on the market price of the Company’s common stock and assuming reinvestment of dividends, with the cumulative total shareholder return of companies on the Standard & Poor’s 500 Stock Index and the S&P 500 Healthcare Equipment & Services Index.

Comparison of Cumulative Five Year Total Return

	Closing DGX Price	Total Shareholder Return			Performance Graph Values

Date		DGX	S&P 500	S&P 500 H.C.	DGX	S&P 500	S&P 500 H.C.

12/31/2007	$52.90	0.58%	5.49%	13.37%	$100.58	$105.49	$113.37
12/31/2008	$51.91	(1.08)%	(37.00)%	(37.27)%	$99.49	$66.46	$71.12
12/31/2009	$60.38	17.22%	26.46%	32.65%	$116.62	$84.05	$94.34
12/31/2010	$53.97	(9.93)%	15.06%	4.31%	$105.04	$96.71	$98.41
12/30/2011	$58.06	8.33%	2.11%	7.21%	$113.79	$98.76	$105.50

For information regarding our equity compensation plans, see Item 12, page 38.

Item 6. Selected Financial Data

          See page 41.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          See page 43.

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

Management’s Report on Internal Control Over Financial Reporting

          See page 64.

Changes in Internal Control

          During the fourth quarter of 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

          Information regarding the Company’s executive officers is contained in Part I, Item 1 of this Report under “Executive Officers of the Company.” Information regarding the directors and executive officers of the Company appearing in our Proxy Statement to be filed by April 30, 2012 (“Proxy Statement”) under the captions “Matter to be Considered at the Meeting – Proposal No. 1 – Election of Directors,” “Information about our Corporate Governance – Director Independence,” “Information about our Corporate Governance – Board Committees,” and “Information about our Corporate Governance – Audit and Finance Committee” is incorporated by reference herein.

Item 11. Executive Compensation

          Information appearing in our Proxy Statement under the captions “2011 Director Compensation Table,” “Compensation Discussion and Analysis,” “Additional Information Regarding Executive Compensation” and “Report of the Compensation Committee” is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders’ Matters

          Information regarding security ownership of certain beneficial owners and management appearing in our Proxy Statement under the captions “Stock Ownership Information” and “Additional Information regarding Executive Compensation – Equity Compensation Plan Information” is incorporated by reference herein.

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

Item 14. Principal Accounting Fees and Services

          Information regarding principal accountant fees and services appearing in our Proxy Statement under the caption “Proposal No. 3 – Ratification of Appointment of the Company’s Independent Registered Public Accounting Firm” (excluding the information under the subheading “Report of the Audit and Finance Committee”) is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Documents filed as part of this Report.

	1.	Index to financial statements and supplementary data filed as part of this Report.

		Item	Page

Financial Statements
		Report of Independent Registered Public Accounting Firm	F-1
		Consolidated Balance Sheets	F-2
		Consolidated Statements of Operations	F-3
		Consolidated Statements of Cash Flows	F-4
		Consolidated Statements of Stockholders’ Equity	F-5
		Notes to Consolidated Financial Statements	F-6
		Supplementary Data: Quarterly Operating Results (unaudited)	F-49

	2.	Financial Statement Schedule.

		Item	Page

		Schedule II – Valuation Accounts and Reserves	F-52

	3.	Exhibits

An exhibit index has been filed as part of this Report beginning on page E-1 and is incorporated herein by reference.

(b)	Exhibits filed as part of this Report.

An exhibit index has been filed as part of this Report beginning on page E-1 and is incorporated herein by reference.

(c)	None.

Signatures

          Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 16, 2012.

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 16, 2012.

Signature		Capacity

/s/	Surya N. Mohapatra, Ph.D.	Chairman of the Board, President
and Chief Executive Officer
	Surya N. Mohapatra, Ph.D.	(Principal Executive Officer)

/s/	Robert A. Hagemann	Senior Vice President and Chief
Financial Officer
	Robert A. Hagemann	(Principal Financial Officer)

/s/	Thomas F. Bongiorno	Vice President, Corporate
Controller and Chief Accounting
	Thomas F. Bongiorno	Officer
(Principal Accounting Officer)

/s/	John C. Baldwin, M.D.	Director

John C. Baldwin, M.D.

/s/	Jenne K. Britell, Ph.D.	Director

Jenne K. Britell, Ph.D.

/s/	William F. Buehler	Director

William F. Buehler

/s/	Gary M. Pfeiffer	Director

Gary M. Pfeiffer

/s/	Timothy M. Ring	Director

Timothy M. Ring

/s/	Daniel C. Stanzione, Ph.D.	Director

Daniel C. Stanzione, Ph.D.

/s/	Gail R. Wilensky, Ph.D.	Director

Gail R. Wilensky, Ph.D.

/s/	John B. Ziegler	Director

John B. Ziegler

SELECTED HISTORICAL FINANCIAL DATA OF OUR COMPANY

          The following table summarizes selected historical financial data of our Company and our subsidiaries at the dates and for each of the periods presented. We derived the selected historical financial data for the years 2007 through 2011 from the audited consolidated financial statements of our Company. During the third quarter of 2006, the Company completed its wind down of NID, a test kit manufacturing subsidiary, and classified the operations of NID as discontinued operations. The selected historical financial data is only a summary and should be read together with the audited consolidated financial statements and related notes of our Company and management’s discussion and analysis of financial condition and results of operations included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2011 (a)		2010		2009	2008		2007 (b)

	(in thousands, except per share data)
Operations Data:
Net revenues	$7,510,490		$7,368,925		$7,455,243	$7,249,447		$6,704,907
Operating income	995,048	(c)(d)	1,295,535	(e)(f)	1,359,111 (g)	1,222,376	(h)	1,091,336	(i)
Income from continuing operations	507,232	(j)	758,804	(k)	767,458 (l)	663,889	(m)	580,338
Loss from discontinued operations, net of taxes	(1,582)		(1,787)		(1,236)	(50,694	)(n)	(213,889	)(o)

Net income	505,650		757,017		766,222	613,195		366,449
Less: Net income attributable to noncontrolling interests	35,083		36,123		37,111	31,705		26,510

Net income attributable to Quest Diagnostics	470,567		720,894		729,111	581,490		339,939

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	472,149		722,681		730,347	632,184		553,828
Loss from discontinued operations, net of taxes	(1,582)		(1,787)		(1,236)	(50,694)		(213,889)

Net income	470,567		720,894		729,111	581,490		339,939

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$2.96		$4.09		$3.92	$3.25		$2.87
Loss from discontinued operations	(0.01)		(0.01)		(0.01)	(0.26)		(1.11)

Net income	$2.95		$4.08		$3.91	$2.99		$1.76

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$2.93		$4.06		$3.88	$3.22		$2.84
Loss from discontinued operations	(0.01)		(0.01)		(0.01)	(0.26)		(1.10)

Net income	$2.92		$4.05		$3.87	$2.96		$1.74

Dividends per common share	$0.47		$0.40		$0.40	$0.40		$0.40

Balance Sheet Data (at end of year):
Cash and cash equivalents	$164,886		$449,301		$534,256	$253,946		$167,594
Accounts receivable, net	906,455		845,299		827,343	832,873		881,967
Goodwill	5,795,765		5,101,938		5,083,944	5,054,926		5,220,104
Total assets	9,313,379		8,527,630		8,563,643	8,403,830		8,565,693
Long-term debt	3,370,522		2,641,160		2,936,792	3,078,089		3,377,212
Total debt	4,024,917		2,990,156		3,107,299	3,083,231		3,540,793
Total Quest Diagnostics stockholders’ equity	3,692,872		4,033,480		3,989,639	3,604,896		3,324,242
Noncontrolling interests	22,127		20,645		21,825	20,238		21,464
Total stockholders’ equity	3,714,999		4,054,125		4,011,464	3,625,134		3,345,706

Other Data:
Net cash provided by operating activities	$895,474	(p)	$1,118,047	(q)	$997,418 (r)	$1,063,049		$926,924
Net cash used in investing activities	(1,243,435)		(216,510)		(195,904)	(198,883)		(1,759,193)
Net cash provided by (used in) financing activities	63,546		(986,492)		(521,204)	(777,814)		850,223
Provision for doubtful accounts	279,592		291,737		320,974	326,228		300,226
Rent expense	219,159		195,573		188,813	190,706		170,788
Capital expenditures	161,556		205,400		166,928	212,681		219,101
Depreciation and amortization	281,102		253,964		256,687	264,593		237,879

(a)

On April 4, 2011, we completed the acquisition of Athena Diagnostics (“Athena”). On May 17, 2011, we completed the acquisition of Celera Corporation (“Celera”). Consolidated operating results for 2011 include the results of operations of Athena and Celera subsequent to the closing of the applicable acquisition. See Note 4 to the Consolidated Financial Statements.

(b)

On January 31, 2007, we completed the acquisition of POCT Holding AB, (“HemoCue”). On May 31, 2007, we completed the acquisition of AmeriPath Group Holdings, Inc., (“AmeriPath”). Consolidated operating results for 2007 include the results of operations of HemoCue and AmeriPath subsequent to the closing of the applicable acquisition.

(c)

Operating income includes a pre-tax charge to earnings in the first quarter of 2011 of $236 million which represented the cost to resolve a previously disclosed civil lawsuit brought by a California competitor in which the State of California intervened (the “California Lawsuit”) (see Note 16 to the Consolidated Financial Statements). Also includes $52 million of pre-tax charges incurred in conjunction with further restructuring and integrating our business, consisting of $42 million of pre-tax charges principally associated with workforce reductions, with the remainder principally professional fees. Results for 2011 also include $16.9 million of pre-tax transaction costs, primarily related to professional fees, associated with the acquisitions of Athena and Celera (see Note 4 to the Consolidated Financial Statements). In addition, operating income includes pre-tax charges of $5.6 million, principally representing severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of our CEO.

(d)	In addition, we estimate that the impact of severe weather during the first quarter of 2011 adversely affected operating income for 2011 by $18.5 million.
(e)	Operating income includes $27 million of costs principally associated with workforce reductions and $9.6 million of costs associated with the settlement of employment litigation.
(f)	In addition, we estimate that the impact of severe weather during the first quarter of 2010 adversely affected operating income for 2010 by $14.1 million.
(g)	Operating income includes a $15.5 million gain associated with an insurance settlement for storm-related losses.
(h)	Operating income includes $16.2 million of costs, primarily associated with workforce reductions.
(i)	Operating income includes $10.7 million of costs associated with workforce reductions in response to reduced volume levels.
(j)

Includes $3.1 million of pre-tax financing related transaction costs associated with the acquisition of Celera, a $3.2 million pre-tax gain associated with the sale of an investment, and $18.2 million of discrete income tax benefits, primarily associated with certain state tax planning initiatives and the favorable resolution of certain tax contingencies.

(k)	Includes discrete income tax benefits of $22.1 million, primarily associated with favorable resolutions of certain tax contingencies.
(l)

Includes $20.4 million of pre-tax charges related to the early extinguishment of debt, primarily related to the June 2009 and November 2009 Debt Tender Offers (see Note 11 to the Consolidated Financial Statements) and a $7.0 million pre-tax charge related to the write-off of an investment. Also includes $7.0 million of income tax benefits, primarily associated with certain discrete tax benefits.

(m)

Includes an $8.9 million pre-tax charge associated with the write-down of an equity investment. Also includes discrete income tax benefits of $16.5 million, primarily associated with the favorable resolution of certain tax contingencies.

(n)	Includes pre-tax charges of $75 million related to the government investigation of NID. See Note 17 to the Consolidated Financial Statements.
(o)	Includes pre-tax charges of $241 million related to the government investigation of NID. See Note 17 to the Consolidated Financial Statements.
(p)

Includes payments associated with the settlement of the California Lawsuit, restructuring and integration costs, and transaction costs associated with the acquisitions of Athena and Celera totaling $320 million, or $202 million net of an associated reduction in estimated tax payments.

(q)	Includes payments associated with restructuring and integration costs totaling $14.2 million, or $8.6 million net of an associated reduction in estimated tax payments.
(r)

Includes payments primarily made in the second quarter of 2009 totaling $314 million in connection with the NID settlement (see Note 17 to the Consolidated Financial Statements), or $208 million net of an associated reduction in estimated tax payments.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview

          Our Company

          Quest Diagnostics is the world’s leading provider of diagnostic testing, information and services, providing insights that enable patients and physicians to make better healthcare decisions. Quest Diagnostics, with a leading position in most of its domestic geographic markets and service offerings, is well positioned to benefit from the long-term growth expected in the industry. Over 90% of our revenues are derived from clinical testing with the balance derived from risk assessment services, clinical trials testing, diagnostic products and healthcare information technology. Clinical testing is generally categorized as clinical laboratory testing and anatomic pathology services. Clinical laboratory testing is generally performed on whole blood, serum, plasma and other body fluids, such as urine, and specimens such as microbiology samples. Anatomic pathology services are principally for the detection of cancer and are performed on tissues, such as biopsies, and other samples, such as human cells. We are the leading cancer diagnostics testing provider focused on anatomic pathology and molecular diagnostics, and provide interpretive consultation through the largest medical and scientific staff in the industry, with hundreds of M.D.s and Ph.D.s, primarily located in the United States. In addition, we are the leading provider of gene-based and esoteric testing, the leading provider of risk assessment services for the life insurance industry in North America and a leading provider of testing for drugs-of-abuse in the United States. We are also a leading provider of testing for clinical trials. Our diagnostics products business manufactures and markets diagnostic test kits and specialized point-of-care testing. We also empower healthcare organizations and clinicians with robust information technology solutions.

          The Clinical Testing Industry

          Clinical testing is an essential element in the delivery of healthcare services. Physicians use laboratory tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions.

          Most laboratory tests are performed by one of three types of laboratories: commercial clinical laboratories; hospital-affiliated laboratories; or physician-office laboratories. In 2011, we estimate that hospital-affiliated laboratories accounted for approximately 60% of the market, commercial clinical laboratories approximately one-third and physician-office laboratories the balance.

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

          Key Trends

          There are a number of key trends that we expect will have a significant impact on the clinical testing business in the United States and on our business. In addition to the economic slow down in the United States which we believe has temporarily reduced industry growth rates, these trends present both opportunities and risks. However, because clinical testing is an essential healthcare service and because of certain of the key trends discussed below, we believe that the clinical testing industry will continue to grow over the long term and that we are well positioned to benefit from the long-term growth expected in the industry. The key trends that we expect will have a significant impact on the clinical testing business include:

•	the growing and aging population;

•

continuing research and development in the areas of genomics (the study of DNA, genes and chromosomes) and proteomics (the analysis of individual proteins and collections of proteins), which is expected to yield new, more sophisticated and specialized diagnostic tests;

•	increasing recognition by consumers and payers of the value of laboratory testing as a means to improve health and reduce the overall cost of healthcare through early detection and prevention;

•	increasing affordability of, and access to, tests due to advances in technology and cost efficiencies;

•	increasing focus to control the cost, utilization and delivery of healthcare services, including clinical testing, in a highly competitive industry;

•	increasing attention and government oversight of the healthcare industry; and

•	the growing demand for healthcare services in emerging markets and global demographic changes.

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

          Part B of the Medicare program contains fee schedule payment methodologies for clinical testing services, and for pathology and other physician services, performed for covered patients, including a national ceiling on the amount that carriers could pay under their local Medicare clinical testing fee schedules. The Medicare Clinical Laboratory Fee Schedule for 2012 is increased by 0.65% from 2011 levels. In 2011, approximately 12% of our consolidated revenues were reimbursed by Medicare under the Clinical Laboratory Fee Schedule. In December 2011, Congress delayed by two months a potential 27.4% decrease in the Medicare fee schedule for pathology and other physician services performed for patients and billed under Part B of the Medicare program. In 2011, approximately 3% of our consolidated revenues were reimbursed based on this fee schedule.

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

          The trend of consolidation among physicians, hospitals, employers, healthcare insurers and other intermediaries has continued, resulting in fewer but larger customers and payers with significant bargaining power to negotiate fee arrangements with healthcare providers, including clinical laboratories. Healthcare insurers sometimes require that clinical testing service providers accept discounted fee structures or assume all or a portion of the utilization risk associated with providing testing services to their members enrolled in highly-restricted plans through capitated payment arrangements. Under these capitated payment arrangements, we and the healthcare insurers agree to a predetermined monthly reimbursement rate for each member enrolled in a restricted plan, generally regardless of the number or cost of services provided by us. Our cost to perform testing services reimbursed under capitated payment arrangements is not materially different from our cost to perform testing services reimbursed under other arrangements with healthcare insurers. Since average reimbursement rates under capitated payment arrangements are typically less than our overall average reimbursement rate, the testing services reimbursed under capitated payment arrangements are generally less profitable. In 2011, we derived approximately 13% of our testing volume and 4% of our clinical testing net revenues from capitated payment arrangements.

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

          The diagnostic testing industry is labor intensive. Employee compensation and benefits constitute approximately one-half of our total costs and expenses. Cost of services consists principally of costs for obtaining, transporting and testing specimens. Selling, general and administrative expenses consist principally of the costs associated with our sales and marketing efforts, billing operations, bad debt expense, and general management and administrative support. In addition, performing diagnostic testing involves significant fixed costs for facilities and other infrastructure required to obtain, transport and test specimens. Therefore, relatively small changes in volume can have a significant impact on profitability in the short-term.

          Since a large portion of our costs are fixed, it is more challenging to fully mitigate the profit impact of reduced volume in the short term. In response to reduced volume levels, as a result of a temporary slowdown in healthcare utilization, we have implemented a number of actions in 2011 to align our costs with reduced volume levels. These actions, which are broad in nature and affect most parts of our business, along with other restructuring and integration activities, resulted in charges to earnings in 2011 totaling $52 million, which included $42 million of pre-tax charges, principally associated with workforce reductions; with the remainder principally professional fees.

          In addition, in July 2011 we announced a multi-year program designed to reduce our cost structure by $500 million by the end of 2014. This effort is intended to address continued reimbursement pressures and labor and benefit cost increases, free up additional resources to invest in science and innovation, and enable us to improve operating profitability. We expect to realize meaningful benefits from this program in 2012, with the bulk of the savings in 2013 and 2014. We anticipate roughly one-third of the savings from client support/billing, procurement and supply chain; one-third from laboratory operations and specimen acquisition; and one-third from selling, general and administrative expenses, including information technology. Common themes across many of the opportunities include standardizing systems and processes and data bases, increased use of automation and technology, and centralizing and selective outsourcing of certain activities. As detailed plans to implement these opportunities are approved and executed, it likely will result in charges to earnings associated with the implementation. These charges may be material to the results of operations and cash flows in the periods recorded or paid.

          Shareholder Focus

          We are focused on increasing shareholder returns and returns on invested capital (“ROIC”) through a framework that encompasses improving operating performance and disciplined capital deployment. To improve our operating performance, we are taking steps to accelerate organic revenue growth and to reduce our operating costs. As noted above, we have launched a program to reduce our operating costs by $500 million by the end of 2014.

          Our disciplined capital deployment framework includes dividends, share repurchases and investment in our business and is intended to improve ROIC. The framework is grounded in maintaining an investment grade credit rating. In 2012, we expect to use the majority of our free cash flow to reduce our outstanding debt and achieve a debt/EBITDA ratio in the range of 2 – 2¼ times. Upon achieving our targeted leverage ratio, we expect to return to investors through a combination of dividends and share repurchases a majority of our free cash flow. Consistent with that expectation, we increased our quarterly common stock dividend by 70%, from $0.10 per share to $0.17 per share, in January 2012. We expect that the dividend will grow over time commensurate with earnings and cash flows.

          We will continue to invest in our business in a disciplined manner which should require significantly less capital than in recent years. As a result of our 2011 acquisitions of Athena Diagnostics and Celera, we believe that we have established a solid foundation of strategic assets and capabilities, and that it is unlikely that we will complete any large strategic acquisitions in the near term. Our near-term investments are likely to focus on smaller fold-in acquisitions; investments in science and innovation in the form of licensing, collaborations and internal development; and investments in technology that will improve quality and efficiency in our laboratories and in other parts of our business. We anticipate that selective acquisitions will enable us to add capabilities and further strengthen our access and distribution.

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

          We have a standardized approach to estimate and review the collectibility of our receivables based on a number of factors, including the period they have been outstanding. Historical collection and payer reimbursement experience is an integral part of the estimation process related to revenues and allowances for doubtful accounts. In addition, we regularly assess the state of our billing operations in order to identify issues, which may impact the collectibility of receivables or allowance estimates. We believe that the collectibility of our receivables is directly linked to the quality of our billing processes, most notably those related to obtaining the correct information in order to bill effectively for the services we provide. As such, we have implemented “best practices” to reduce the number of requisitions that we receive from healthcare providers with missing or incorrect billing information. Revisions to the allowances for doubtful accounts estimates are recorded as an adjustment to bad debt expense within selling, general and administrative expenses. We believe that our collection and allowance estimation processes, along with our close monitoring of our billing operations, help to reduce the risk associated with material revisions to reserve estimates. Less than 5% of our net accounts receivable as of December 31, 2011 were outstanding more than 150 days.

          The following table shows current estimates of the percentage of our total volume of requisitions and net revenues associated with our clinical testing business during 2011 applicable to each payer group:

	% of Volume	% of Clinical Testing Revenues

Healthcare Insurers	45% - 50%	45% - 50%
Traditional Medicare and Medicaid Programs	15% - 20%	15% - 20%
Physicians, Hospitals, Employers and Other Monthly-Billed Clients	31% - 36%	22% - 27%
Patients	2% - 5%	4% - 10%

          Healthcare insurers

          Reimbursements from healthcare insurers represent approximately one-half of our clinical testing net revenues. Reimbursements from healthcare insurers are based on negotiated fee-for-service schedules and on capitated payment rates.

          Receivables due from healthcare insurers represent approximately 25% of our clinical testing net accounts receivable. Substantially all of the accounts receivable due from healthcare insurers represent amounts billed under negotiated fee-for-service arrangements. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increases. Our approach also considers historical collection experience and other factors. Collection of such receivables is normally a function of providing complete and correct billing information to the healthcare insurers within the various filing deadlines. For healthcare insurers, collection typically occurs within 30 to 60 days of billing. Provided we have billed healthcare plans accurately with complete information prior to the established filing deadline, there has historically been little to no collection risk. If there has been a delay in billing, we determine if the amounts in question will likely go past the filing deadline, and if so, we will reserve accordingly for the billing.

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

          Client payers

          Client payers include physicians, hospitals, employers and other commercial laboratories, and are billed based on a negotiated fee schedule. Receivables due from client payers represent approximately 36% of our clinical testing net accounts receivable. Credit risk and ability to pay are more of a consideration for these payers than healthcare insurers and government payers. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increase. Our approach also considers specific account reviews, historical collection experience and other factors.

          Patient receivables

          Patients are billed based on established patient fee schedules, subject to any limitations on fees negotiated with healthcare insurers or physicians on behalf of their patients. Receivables due from patients represent approximately 21% of our clinical testing net accounts receivable. Collection of receivables due from patients is subject to credit risk and ability of the patients to pay. We utilize a standard approach to establish allowances for doubtful accounts for such receivables, which considers the aging of the receivables and results in increased allowance requirements as the aging of the related receivables increases. Our approach also considers historical collection experience and other factors. Patient receivables are generally fully reserved for when the related billing reaches 210 days outstanding. Balances are automatically written off when they are sent to collection agencies. Reserves are adjusted for estimated recoveries of amounts sent to collection agencies based on historical collection experience, which is regularly monitored.

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

          Reserves for other legal proceedings

          Our businesses are subject to or impacted by extensive and frequently changing laws and regulations, including inspections and audits by governmental agencies, in the United States (at both the federal and state levels), and the other jurisdictions in which we conduct business. Although we believe that we are in compliance, in all material respects, with applicable laws and regulations, there can be no assurance that a regulatory agency would not reach a different conclusion. Any noncompliance by us with applicable laws and regulations could have a material adverse effect on our results of operations. In addition, these laws and regulations may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations, including our pricing and/or billing practices. We have, in the past, entered into several settlement agreements with various government and private payers relating to industry-wide billing and marketing practices that had been substantially discontinued. The federal or state governments may bring additional claims based on new theories as to our practices which management believes to be in compliance with law. In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers alleging inappropriate billing practices. We are aware of certain pending lawsuits including class action lawsuits, and have received several subpoenas related to billing practices. See Note 16 to the Consolidated Financial Statements for a discussion of the various legal proceedings that involve the

Company.

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

          Accounting for and recoverability of goodwill

          We evaluate the recoverability and measure the potential impairment of our goodwill annually, or more frequently, in the case of other events that indicate a potential impairment. The annual impairment test is a two-step process that begins with the estimation of the fair value of the reporting unit. The first step screens for potential impairment and the second step measures the amount of the impairment, if any. Our estimate of fair value considers publicly available information regarding the market capitalization of our Company, as well as (i) the financial projections and future prospects of our business, including its growth opportunities and likely operational improvements, and (ii) comparable sales prices, if available. As part of the first step to assess potential impairment, we compare our estimate of fair value for the reporting unit to the book value of the reporting unit. We determine the fair value of the reporting units based on the income approach. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. If the book value is greater than our estimate of fair value, we would then proceed to the second step to measure the impairment, if any. The second step compares the implied fair value of goodwill with its carrying value. The implied fair value is determined by allocating the fair value of the reporting unit to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill is greater than its implied fair value, an impairment loss will be recognized in the amount of the excess. We believe our estimation methods are reasonable and reflect common valuation practices.

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

Acquisitions

          Acquisition of Athena Diagnostics

          On February 24, 2011, we signed a definitive agreement to acquire Athena Diagnostics (“Athena”) from Thermo Fisher Scientific, Inc., in an all-cash transaction valued at approximately $740 million. Athena is the leading provider of advanced diagnostic tests related to neurological conditions, and generated revenues of approximately $110 million in 2010. We completed the acquisition of Athena on April 4, 2011 (see Note 4 to the Consolidated Financial Statements for further details).

          Acquisition of Celera Corporation

          On March 17, 2011, we entered into a definitive merger agreement with Celera Corporation (“Celera”) under which we agreed to acquire Celera for $8 per share, in a transaction valued at approximately $344 million, net of $326 million in acquired cash and short-term marketable securities. Additionally, we expect to utilize Celera’s available tax credits, net operating loss carryforwards and capitalized tax research and development expenditures to reduce our future tax payments by approximately $110 million. Celera is a healthcare business focused on the integration of genetic testing into routine clinical care through a combination of products and services incorporating proprietary discoveries. Celera offers a portfolio of clinical laboratory tests and disease management services associated with cardiovascular disease. In addition, Celera develops, manufactures and oversees the commercialization of molecular diagnostic products, and has licensed other relevant diagnostic technologies developed to provide personalized disease management in cancer and liver diseases. Celera generated revenues of $128 million in 2010. We completed the acquisition of Celera on May 17, 2011 (see Note 4 to the Consolidated Financial Statements for further details).

Results of Operations

          Our clinical testing business currently represents our one reportable business segment. The clinical testing business for each of the three years in the period ended December 31, 2011 accounted for more than 90% of net revenues from continuing operations. Our other operating segments consist of our risk assessment services, clinical trials testing, healthcare information technology and diagnostic products businesses. On April 19, 2006, we decided to discontinue the operations of a test kit manufacturing subsidiary, NID. During the third quarter of 2006, we completed the wind down of NID. Therefore, the operations of NID are classified as discontinued operations for all periods presented. Our business segment information is disclosed in Note 18 to the Consolidated Financial Statements.

          Settlement Related to the California Lawsuit

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

          As a result of the agreement in principle, we recorded a pre-tax charge to earnings in the first quarter of 2011 of $236 million (the “Medi-Cal charge”), or $1.22 per diluted share, which represented the cost to resolve the matters noted above and related claims, less amounts previously reserved for related matters.

          We funded the $241 million payment in the second quarter of 2011 with cash on hand and borrowings under our existing credit facilities. See Note 16 to the Consolidated Financial Statements for further details.

          Year Ended December 31, 2011 Compared with Year Ended December 31, 2010

          Continuing Operations

	2011	2010	% Change: Increase (Decrease)

	(dollars in millions, except per share data)
Net revenues	$7,510.5	$7,368.9	1.9%
Income from continuing operations	472.1	722.7	(34.7)%
Earnings per diluted share	$2.93	$4.06	(27.8)%

          Results for the year ended December 31, 2011 were affected by a number of items which impacted earnings per diluted share by $1.60. During the first quarter of 2011, we recorded the Medi-Cal charge of $236 million, or $1.22 per diluted share, in other operating expense (income), net. In addition, results for the year ended December 31, 2011 included $52 million of pre-tax charges, or $0.20 per diluted share, incurred in conjunction with further restructuring and integrating our business consisting of $42 million of pre-tax charges, principally associated with workforce reductions, with the remainder principally professional fees. We also recorded fourth quarter pre-tax charges of $5.6 million, or $0.02 per diluted share, associated with severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of our CEO. Results for the year ended December 31, 2011 also included pre-tax transaction costs of $20 million, or $0.09 per diluted share, associated with the acquisitions of Athena and Celera. Of these costs, $16.9 million, primarily related to professional fees, were recorded in selling, general and administrative expenses and $3.1 million of financing related costs were included in interest expense, net. In addition, we estimate that the impact of severe weather during the first quarter of 2011 adversely affected operating income for the year ended December 31, 2011 by $18.5 million, or $0.07 per diluted share.

          Results for the year ended December 31, 2011 also included discrete income tax benefits of $0.11 per diluted share, primarily associated with certain state tax planning initiatives and the favorable resolution of certain tax contingencies. In addition, lower outstanding share counts, resulting from share repurchases, contributed $0.28 of earnings per share improvement, compared to the prior year.

          Results for the year ended December 31, 2010 were affected by a number of items which impacted earnings per diluted share by $0.17. During 2010, we recorded pre-tax charges of $27 million, or $0.09 per diluted share, principally associated with workforce reductions in the first and fourth quarters. Results for the year ended December 31, 2010 also included a $9.6 million fourth quarter pre-tax charge, or $0.03 per diluted share, associated with the settlement of employment litigation. In addition, we estimate that the impact of severe weather during the first quarter of 2010 adversely affected operating income for the year ended December 31, 2010 by $14.1 million, or $0.05 per diluted share.

          Results for the year ended December 31, 2010 also included discrete income tax benefits of $0.12 per diluted share, primarily associated with the favorable resolution of certain tax contingencies.

          After considering the impact of the items noted above on the year-over-year comparisons, operating performance in 2011 declined compared to the prior year due to reduced revenues (before acquisitions) and higher costs principally associated with employee compensation and benefits, and investments we have made in our sales and service capabilities.

          Net Revenues

          Net revenues for the year ended December 31, 2011 were 1.9% above the prior year level with the Athena and Celera acquisitions contributing 2.2% to consolidated revenue growth.

          Clinical testing revenue, which accounted for over 90% of our consolidated revenues, grew 1.1%. The acquisitions of Athena and Celera contributed about 1.8% to clinical testing revenue growth for the year ended December 31, 2011. Clinical testing volume, measured by the number of requisitions, was essentially unchanged compared to the prior year period. The clinical testing volume contributed by the Athena and Celera acquisitions had an insignificant positive impact for the year ended December 31, 2011. We believe that clinical testing volume was adversely affected by a general slowdown in physician office visits compared to the prior year, and severe weather in the first quarter of 2011. Published survey data estimates that physician office visits declined approximately 4% in 2011 compared to 2010. Pre-employment drug testing volume grew about 6% during the year ended December 31, 2011.

          Revenue per requisition for the year ended December 31, 2011 was 1.1% above the prior year level. Revenue per requisition continues to benefit from an increased mix in gene-based and esoteric testing, particularly from the impact of the acquired operations of Athena and Celera. Offsetting this benefit was business and payor mix changes including: an increase in lower priced drugs-of-abuse testing and a decrease in higher priced anatomic pathology testing; price changes in connection with several large contract extensions executed in the first half of 2010; and the 1.75% Medicare fee schedule decrease, which went into effect January 1, 2011.

          Our businesses other than clinical laboratory testing accounted for approximately 9% of our net revenues for the years ended December 31, 2011 and 2010. These businesses contain most of our international operations and include our risk assessment services, clinical trials testing, healthcare information technology and diagnostic products businesses. For the year ended December 31, 2011, revenue in our non-clinical testing businesses grew by approximately 10% with approximately half of the growth from the diagnostics products operations acquired as part of the Celera acquisition.

          Operating Costs and Expenses

	2011		2010		Change: Increase (Decrease)

	$	% Net Revenues	$	% Net Revenues	$	% Net Revenues

	(dollars in millions)
Cost of services	$4,395.3	58.5%	$4,317.2	58.6%	$78.1	(0.1)%
Selling, general and administrative expenses (SG&A)	1,814.3	24.2%	1,707.7	23.2%	106.6	1.0%
Amortization of intangible assets	67.0	0.9%	39.2	0.5%	27.8	0.4%
Other operating expense (income), net	238.8	3.2%	9.3	0.1%	229.5	3.1%

Total operating costs and expenses	$6,515.4	86.8%	$6,073.4	82.4%	$442.0	4.4%

Bad debt expense (included in SG&A)	$279.6	3.7%	$291.7	4.0%	$(12.1)	(0.3)%

          Total Operating Costs and Expenses

          For the year ended December 31, 2011, the impacts of the Medi-Cal charge, severe weather, costs associated with actions we have taken to adjust our cost structure, higher costs associated with employee compensation and benefits, and investments we have made in our sales and service capabilities, as well the impact of the Athena and Celera acquisitions, served to increase total operating expenses as a percent of net revenues compared to the prior year.

          Results for the year ended December 31, 2011 included the Medi-Cal charge of $236 million recorded in connection with the California Lawsuit. In addition, results for the year ended December 31, 2011 included $52 million of pre-tax charges incurred in conjunction with further restructuring and integrating our business consisting of $42 million of pre-tax charges, principally associated with workforce reductions, with the remainder principally professional fees. Of these costs, $22 million and $30 million were included in cost of services and selling, general and administrative expenses, respectively. In addition, $5.6 million of pre-tax charges, associated with severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of our CEO, were recorded in selling, general and administrative expenses in the fourth quarter of 2011. Selling, general and administrative expenses for the year ended December 31, 2011 also included $16.9 million of pre-tax transaction costs, primarily related to professional fees associated with the acquisitions of Athena and Celera.

          Results for the year ended December 31, 2010 included pre-tax charges, principally associated with workforce reductions, of $27 million ($6.4 million in cost of services and $20.6 million in selling, general and administrative expenses). In addition, other operating expense (income), net for the year ended December 31, 2010 included a $9.6 million fourth quarter pre-tax charge associated with the settlement of employment litigation.

          Also, year-over-year comparisons of operating costs were favorably impacted by approximately $5.4 million, associated with gains and losses on investments in our supplemental deferred compensation plans. Under our supplemental deferred compensation plans, employee compensation deferrals, together with Company matching contributions, are invested in a variety of investments held in trusts. Gains and losses associated with the investments are recorded in earnings within other income (expense), net. A corresponding and offsetting adjustment is also recorded to the deferred compensation obligation to reflect investment gains and losses earned by the employee. Such adjustments to the deferred compensation obligation are recorded in earnings principally within selling, general and administrative expenses and offset the amount of investment gains and losses recorded in other income (expense), net. Results for the year ended December 31, 2011 and 2010 included an increase in operating costs of $0.3 million and $5.7 million, respectively, representing increases in the deferred compensation obligation to reflect investment gains earned by employees participating in our deferred compensation plans.

          Cost of Services

          The decrease in cost of services as a percentage of revenues for the year ended December 31, 2011 compared to the prior year primarily reflects the impact of actions we have taken to reduce our cost structure and the acquired operations of Athena and Celera, which served to reduce the percentage. These improvements have been partially offset by the impact of severe weather in the first quarter, a $15.8 million increase in pre-tax charges, primarily associated with restructuring and integration activities, higher costs associated with employee compensation and benefits, and investments we have made in service capabilities.

          Selling, General and Administrative Expenses

          The increase in selling, general and administrative expenses as a percentage of net revenues for the year ended December 31, 2011 compared to the prior year primarily reflects the impact of severe weather, a $9.4 million increase in pre-tax charges, primarily associated with restructuring and integration activities, costs incurred in connection with the succession of our CEO, higher costs associated with employee compensation and benefits, and investments we have made in our sales force. In addition, selling, general and administrative expenses for the year ended December 31, 2011 included pre-tax transaction costs of $16.9 million, primarily related to professional fees associated with the acquisitions of Athena and Celera. These increases have been partially offset by actions we have taken to reduce our cost structure and an improvement in bad debt expense as a percentage of net revenues, primarily reflecting continued strong performance in our billing operations and collection metrics.

          Amortization of Intangible Assets

          The increase in amortization of intangible assets for the year ended December 31, 2011 compared to the prior year reflects the impact of amortization of intangible assets acquired as part of the Athena and Celera acquisitions.

          Other Operating Expense (Income), net

          Other operating expense (income), net includes special charges, and miscellaneous income and expense items related to operating activities, and for the years ended December 31, 2011 and 2010, consisted of the following:

	2011	2010	Change: Increase (Decrease)

	(dollars in millions)
Medi-Cal charge recorded in connection with the California Lawsuit	$236.0	$—	$236.0
Settlement of employment litigation	—	9.6	(9.6)
Foreign currency transaction losses, net	2.2	1.9	0.3
Other operating expense (income) items, net	0.6	(2.2)	2.8

Total other operating expense (income), net	$238.8	$9.3	$229.5

          Operating Income

	2011		2010		Change: Increase (Decrease)

	$	% Net Revenues	$	% Net Revenues	$	% Net Revenues

	(dollars in millions)
Operating income	$995.0	13.2%	$1,295.5	17.6%	$(300.5)	(4.4)%

          For the year ended December 31, 2011, the impacts of the Medi-Cal charge, severe weather, restructuring and integration related costs associated with actions we have taken to adjust our cost structure, costs incurred in connection with the succession of our CEO, and transaction costs related to the Athena and Celera acquisitions, served to decrease operating income as a percent of net revenues by 4.4%. For the year ended December 31, 2010, the impacts of severe weather, restructuring and integration related costs, and the settlement of employment litigation served to decrease operating income as a percent of net revenues by 0.7%.

          The remaining year-over-year decrease in operating income as a percentage of net revenues is primarily attributable to higher costs associated with employee compensation and benefits, and investments we have made in our sales and service capabilities. These decreases have been partially offset by actions we have taken to reduce our cost structure and an improvement in bad debt expense as a percentage of net revenues, compared to the prior year.

          Interest Expense, net

	2011	2010	Change: Increase (Decrease)

	(dollars in millions)
Interest expense, net	$170.6	$146.1	$24.5

          Interest expense, net for the year ended December 31, 2011 increased from the prior year period primarily due to incremental debt of approximately $1.0 billion, used to partially fund $935 million of share repurchases and approximately $1.1 billion paid for acquisitions. In addition, for the year ended December 31, 2011, interest expense, net included $3.1 million of financing commitment fees related to the acquisition of Celera which were expensed. See Note 11 to the Consolidated Financial Statements for further details regarding our senior notes offering.

          Other Income (Expense), net

          Other income (expense), net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets. For the years ended December 31, 2011 and 2010, other income (expense), net consisted of the following:

	2011	2010	Change: Increase (Decrease)

	(dollars in millions)
Investment gains associated with investments in our supplemental deferred compensation plans	$0.3	$5.7	$(5.4)
Gain on an investment	3.2	—	3.2
Other expense items, net	(0.7)	(0.4)	(0.3)

Total other income (expense), net	$2.8	$5.3	$(2.5)

          Income Tax Expense

	2011	2010	Change: Increase (Decrease)

	(dollars in millions)
Income tax expense	$349.0	$425.5	$(76.5)
Effective income tax rate	40.8%	35.9%	4.9%

          The increase in the effective income tax rate for the year ended December 31, 2011 is primarily due to the Medi-Cal charge recorded in the first quarter of 2011 associated with the California Lawsuit (see Note 16 to the Consolidated Financial Statements), a portion for which a tax benefit has not been recorded.

          Income tax expense for the year ended December 31, 2011 included discrete income tax benefits of $18.2 million, primarily associated with certain state tax planning initiatives and the favorable resolution of certain tax contingencies. For the year ended December 31, 2010, income tax expense included discrete income tax benefits of $22.1 million, primarily associated with the favorable resolution of certain tax contingencies.

          Discontinued Operations

          Loss from discontinued operations, net of taxes, for the year ended December 31, 2011 was $1.6 million, or $0.01 per diluted share. For the year ended December 31, 2010, loss from discontinued operations was $1.8 million, or $0.01 per diluted share. See Note 17 to the Consolidated Financial Statements for further details.

          Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

          Continuing Operations

	2010	2009	% Change: Increase (Decrease)

	(dollars in millions, except per share data)
Net revenues	$7,368.9	$7,455.2	(1.2)%
Income from continuing operations	722.7	730.3	(1.0)%
Earnings per diluted share	$4.06	$3.88	4.6%

          Results for the year ended December 31, 2010 reflect lower revenues, compared to the prior year, which served to reduce income from continuing operations below the prior year level. Actions we took to adjust our cost structure, reduced costs for performance-based compensation, improved experience associated with professional liability claims and continued progress in reducing bad debt expense served to partially mitigate the impact to earnings from lower revenues. Lower outstanding share counts, resulting from share repurchases, contributed $0.23 to the earnings per share improvement.

          Results for the year ended December 31, 2010 included $27 million of pre-tax charges, or $0.09 per diluted share, principally associated with workforce reductions in the first and fourth quarters. Results for the year ended December 31, 2010 also included a $9.6 million fourth quarter pre-tax charge, or $0.03 per diluted share, associated with the settlement of employment litigation and discrete income tax benefits of $0.12 per diluted share, primarily associated with the favorable resolution of certain tax contingencies. In addition, we estimate that the impact of severe weather in the first quarter of 2010 adversely affected the full year comparison of operating income to the prior year by $14.3 million, or $0.05 per diluted share.

          Results for the year ended December 31, 2009 included pre-tax charges of $20.4 million, or $0.07 per diluted share, associated with the early extinguishment of debt and $7.0 million, or $0.02 per diluted share, associated with the write-down of an investment. These charges were offset by a $15.5 million gain, or $0.05 per diluted share, associated with an insurance settlement for storm-related losses and a benefit of $0.04 per diluted share resulting from certain discrete tax benefits.

          Net Revenues

          The decrease in net revenues from the prior year was principally related to lower revenues from our clinical testing business. For the year ended December 31, 2010, revenues from our clinical testing business, which accounts for over 90% of our net revenues, were 1.3% below the prior year level.

          Clinical testing volume, measured by the number of requisitions, decreased 1.0% in 2010. We believe that clinical testing volume was adversely affected by a general slowdown in physician office visits compared to the prior year, and severe weather in the first quarter of 2010. Published survey data estimates that physician office visits declined approximately 5% in 2010 compared to 2009.

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

          Operating Costs and Expenses

	2010		2009		Change: Increase (Decrease)

	$	% Net Revenues	$	% Net Revenues	$	% Net Revenues

	(dollars in millions)
Cost of services	$4,317.2	58.6%	$4,321.5	58.0%	$(4.3)	0.6%
Selling, general and administrative expenses (SG&A)	1,707.7	23.2%	1,747.6	23.4%	(39.9)	(0.2)%
Amortization of intangible assets	39.2	0.5%	37.0	0.5%	2.2	—
Other operating expense (income), net	9.3	0.1%	(10.0)	(0.1)%	19.3	0.2%

Total operating costs and expenses	$6,073.4	82.4%	$6,096.1	81.8%	$(22.7)	0.6%

Bad debt expense (included in SG&A)	$291.7	4.0%	$321.0	4.3%	$(29.3)	(0.3)%

          Total Operating Costs and Expenses

          Lower revenues in our clinical testing business, including the impact of severe weather in the first quarter of 2010, and charges associated with actions we took to adjust our cost structure, partially offset by reduced costs for performance-based compensation, improved experience associated with professional liability claims and continued

progress in reducing bad debt expense, served to increase total operating costs as a percentage of net revenues for the year ended December 31, 2010. During the year ended December 31, 2010, we recorded $27 million of pre-tax charges, principally associated with workforce reductions, of which $6.4 million was recorded in cost of services and $20.6 million was recorded in selling, general and administrative expenses. Operating costs for the year ended December 31, 2010 also included a $9.6 million fourth quarter charge associated with the settlement of employment litigation.

          Operating costs for the year ended December 31, 2009 included a $15.5 million gain related to an insurance settlement for storm related losses, which served to decrease total operating costs as a percentage of net revenues for the year ended December 31, 2009.

          Also, year-over-year comparisons for the year ended December 31, 2010 were favorably impacted by $2.7 million associated with gains and losses on investments in our supplemental deferred compensation plans. Results for the years ended December 31, 2010 and 2009 included increases in operating costs of $5.7 million and $8.4 million, respectively, representing increases in the deferred compensation obligation to reflect investment gains earned by employees participating in our deferred compensation plans.

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

          Selling, General and Administrative Expenses

          For the year ended December 31, 2010, selling, general and administrative expenses decreased as a percentage of revenue from the prior year primarily as a result of reduced bad debt expense. In addition, activities in 2010 to adjust our cost structure in response to lower testing volume and reduced performance-based compensation, partially offset by charges principally associated with workforce reductions, reduced selling, general and administrative expenses as a percentage of revenues. Continued progress in our billing and collection processes resulted in improvements in bad debt and the cost of our billing operation.

          Other Operating Expense (Income), net

          Other operating expense (income), net represents miscellaneous income and expense items related to operating activities and for the years ended December 31, 2010 and 2009, consisted of the following:

	2010	2009	Change: Increase (Decrease)

	(dollars in millions)
Insurance settlement for storm-related losses	$—	$(15.5)	$15.5
Settlement of employment litigation	9.6	—	9.6
Foreign currency transaction losses, net	1.9	2.1	(0.2)
Other operating (income) expense items, net	(2.2)	3.4	(5.6)

Total other operating expense (income), net	$9.3	$(10.0)	$19.3

          Operating Income

	2010		2009		Change: Increase (Decrease)

	$	% Net Revenues	$	% Net Revenues	$	% Net Revenues

	(dollars in millions)
Operating income	$1,295.5	17.6%	$1,359.1	18.2%	$(63.6)	(0.6)%

          Operating income for the year ended December 31, 2010 decreased as a percentage of net revenues from the prior year, primarily as a result of the impact of lower revenues in our clinical testing business, including the estimated impact of severe weather in the first quarter of 2010, charges associated with workforce reductions and employment litigation, partially offset by actions taken to adjust our cost structure, reduced cost of performance-based compensation, improved experience associated with professional liability claims and lower bad debt expense. The estimated impact of severe weather in the first quarter of 2010, combined with charges associated with actions we took to adjust our cost structure, and the settlement of employment litigation, adversely impacted the year-over-year change in operating income as a percentage of net revenues by 0.7% compared to the prior year. In addition, the year-over-year change in operating income as a percentage of net revenues was also adversely impacted by 0.2% associated with a $15.5 million gain recorded in 2009 related to an insurance settlement for storm-related losses.

          Interest Expense, net

	2010	2009	Change: Increase (Decrease)

	(dollars in millions)
Interest expense, net	$146.1	$144.1	$2.0

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

          Other Income (Expense), net

          Other income (expense), net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets, and losses on the early extinguishment of debt. For the years ended December 31, 2010 and 2009, other income (expense), net consisted of the following:

	2010	2009	Change: Increase (Decrease)

	(dollars in millions)
Investment gains associated with investments in our supplemental deferred compensation plans	$5.7	$8.4	$(2.7)
Write-down of an investment	—	(7.0)	7.0
Loss on early extinguishment of debt	—	(20.4)	20.4
Other expense items, net	(0.4)	(1.3)	0.9

Total other income (expense), net	$5.3	$(20.3)	$25.6

          Income Tax Expense

	2010	2009	Change: Increase (Decrease)

	(dollars in millions)
Income tax expense	$425.5	$460.5	$(35.0)
Effective income tax rate	35.9%	37.5%	(1.6)%

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

          Discontinued Operations

          Loss from discontinued operations, net of taxes, for the year ended December 31, 2010 was $1.8 million, or $0.01 per diluted share, compared to $1.2 million, or $0.01 per diluted share, in 2009. On April 15, 2009, the Company entered into a final settlement agreement with the federal government regarding NID and paid $308 million, which had been previously reserved in connection with the final settlement. See Note 17 to the Consolidated Financial Statements for further details.

Quantitative and Qualitative Disclosures About Market Risk

          We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of derivative financial instruments. We do not hold or issue derivative financial instruments for speculative purposes. We believe that our exposures to foreign exchange impacts and changes in commodities prices are not material to our consolidated financial condition or results of operations. See Note 12 to the Consolidated Financial Statements for additional discussion of our financial instruments and hedging activities.

          At December 31, 2011 and 2010, the fair value of our debt was estimated at approximately $4.4 billion and $3.1 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2011 and 2010, the estimated fair value exceeded the carrying value of the debt by $387 million and $80 million, respectively. A hypothetical 10% increase in interest rates (representing 41 basis points and 45 basis points at December 31, 2011 and 2010, respectively) would potentially reduce the estimated fair value of our debt by approximately $112 million and $89 million at December 31, 2011 and 2010, respectively.

          Borrowings under our floating rate senior notes due 2014, our term loan due May 2012, our senior unsecured revolving credit facility and our secured receivables credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest on our term loan due May 2012 and our senior unsecured revolving credit facility are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. At December 31, 2011, the borrowing rates under these debt instruments were: for our floating rate senior notes due 2014, LIBOR plus 0.85%; for our term loan due May 2012, LIBOR plus 0.40%; for our senior unsecured revolving credit facility, LIBOR plus 1.125%; and for our secured receivables credit facility, 1.0%. At December 31, 2011, the weighted average LIBOR was 0.4%. As of December 31, 2011, $200 million, $560 million, and $85 million were outstanding under our floating rate senior notes due 2014, our term loan due May 2012, and our $525 million secured receivables credit facility, respectively. There were no borrowings outstanding under our $750 million senior unsecured revolving credit facility as of December 31, 2011.

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

          In March 2011, we entered into various fixed-to-variable interest rate swap agreements which have a notional amount totaling $200 million and a variable interest rate based on six-month LIBOR plus 0.54%. These derivative financial instruments are accounted for as fair value hedges of a portion of our senior notes due 2016. In addition, in previous years we entered into various fixed-to-variable interest rate swap agreements with a notional amount of $350 million and a variable interest rate based on one-month LIBOR plus 1.33% that were accounted for as fair value hedges of a portion of our senior notes due 2020. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 4 basis points) would impact annual interest expense by approximately $0.6 million, assuming no changes to the debt outstanding at December 31, 2011.

          The fair value of the fixed-to-variable interest rate swap agreements related to our senior notes due 2016 and our senior notes due 2020 was an asset of $56.5 million at December 31, 2011. A hypothetical 10% change in interest rates (representing 15 basis points) would potentially change the fair value of the asset by approximately $5 million.

          For details regarding our outstanding debt and our financial instruments, see Notes 11 and 12 to the Consolidated Financial Statements.

          Risk Associated with Investment Portfolio

          Our investment portfolio includes equity investments in publicly held companies that are classified as available-for-sale securities and other strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying values of our available-for-sale equity securities and privately held securities were $12.2 million at December 31, 2011.

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

          Liquidity and Capital Resources

          Cash and Cash Equivalents

          Cash and cash equivalents at December 31, 2011 totaled $165 million, compared to $449 million at December 31, 2010. Cash and cash equivalents consist of cash and highly liquid short-term investments. For the year ended December 31, 2011, cash flows from operating activities of $895 million, together with cash on hand and cash flows from financing activities of $64 million, were used to fund investing activities of $1.2 billion. Cash and cash equivalents at December 31, 2010 totaled $449 million compared to $534 million at December 31, 2009. For the year ended December 31, 2010, cash flows from operating activities of $1.1 billion, together with cash on-hand, were used to fund investing and financing activities of $217 million and $986 million, respectively.

          Cash Flows from Operating Activities

          Net cash provided by operating activities for the year ended December 31, 2011 was $895 million compared to $1.1 billion in the prior year period. For the year ended December 31, 2011, cash flows from operating activities included payments associated with the settlement of the California Lawsuit (see Note 16 to the Consolidated Financial Statements), restructuring and integration costs, and transaction costs associated with the acquisitions of Athena and Celera (see Note 4 to the Consolidated Financial Statements) totaling $320 million, or $202 million net of an associated reduction in estimated tax payments. After giving consideration to these net payments, underlying cash flows from operating activities for the year ended December 31, 2011 approximated the prior year level. Days sales outstanding, a measure of billing and collection efficiency, were 45 days at December 31, 2011, compared to 44 days at December 31, 2010.

          Net cash provided by operating activities for 2010 was $1.1 billion compared to $1.0 billion in 2009. For the year ended December 31, 2009, cash flows from operating activities included payments totaling $314 million in connection with the NID settlement (see Note 17 to the Consolidated Financial Statements), or $208 million net of an associated reduction in estimated tax payments. After giving consideration to the net settlement payments, underlying cash flows from operating activities for the year ended December 31, 2010 decreased in comparison to the prior year level. This decrease was primarily driven by the timing of payments for variable compensation and accrued expenses.

          Cash Flows from Investing Activities

          Net cash used in investing activities for the year ended December 31, 2011 was $1.2 billion, consisting principally of $740 million related to the acquisition of Athena and $556 million, net of cash acquired related to the acquisition of Celera, or $343 million, net of cash and $213 million of short-term marketable securities acquired. Proceeds from the sale of the short-term marketable securities, acquired as part of the Celera acquisition, were used to repay borrowings outstanding under our secured receivables credit facility and our senior unsecured revolving credit facility in the second quarter of 2011. In addition, cash flows from investing activities for the year ended December 31, 2011 included capital expenditures of $162 million.

          Net cash used in investing activities in 2010 was $217 million, consisting principally of capital expenditures of $205 million.

          Cash Flows from Financing Activities

          Net cash provided by financing activities for the year ended December 31, 2011 was $64 million, consisting primarily of net increases in debt of $1.0 billion, and proceeds from the exercise of stock options and related tax benefits totaling $141 million, partially offset by purchases of treasury stock of $935 million, dividend payments of $65 million, distributions to noncontrolling interests of $36 million and $13 million of payments primarily related to debt issuance costs incurred in connection with our senior notes offering in the first quarter of 2011 and our senior unsecured revolving credit facility in the third quarter of 2011. The net increase in debt consists of $2.7 billion of borrowings and $1.7 billion of repayments.

          In February 2011, borrowings of $500 million under our secured receivables credit facility and $75 million under our senior unsecured credit facility, together with $260 million of cash on hand, were used to fund purchases of treasury stock totaling $835 million. In addition, we completed a $1.25 billion senior notes offering in March 2011

(the “2011 Senior Notes”). We used $485 million of the $1.24 billion in net proceeds from the 2011 Senior Notes offering, together with $90 million of cash on hand, to fund the repayment of $500 million outstanding under our secured receivables credit facility, and the repayment of $75 million outstanding under our senior unsecured revolving credit facility. The remaining portion of the net proceeds from the 2011 Senior Notes offering were used to fund our acquisition of Athena in April 2011 (see Note 4 and Note 11 to the Consolidated Financial Statements for further details).

          During the second quarter of 2011, $585 million and $30 million of borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility, respectively, together with cash on hand, were used to fund the acquisition of Celera in May 2011 (see Note 4 to the Consolidated Financial Statements for further details). During the second quarter of 2011, proceeds from the sale of short-term marketable securities acquired as part of the Celera acquisition totaling $214 million, together with cash on hand, were used to fund $500 million and $30 million of debt repayments under our secured receivables credit facility and our senior unsecured revolving credit facility, respectively.

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

          During the fourth quarter of 2011, $31 million of borrowings under our secured receivables credit facility, together with cash on hand, were used primarily to fund $182 million of debt repayments under our term loan due May 2012 and purchases of treasury stock totaling $50 million. Later in the quarter, we repaid $31 million of borrowings outstanding under our secured receivables credit facility with cash on hand.

          In September 2011, we entered into a $750 million senior unsecured revolving credit facility which replaced our prior $750 million senior unsecured revolving credit facility that was scheduled to mature in May 2012. See Note 11 to the Consolidated Financial Statements for further details.

          In December 2011, we extended our existing receivables securitization facility. The secured receivables credit facility continues to be supported by back-up facilities provided on a committed basis by two banks: (a) $275 million, which matures on December 7, 2012 and (b) $250 million, which also matures on December 7, 2012. Interest on the secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. There were $85 million of borrowings outstanding under this facility at December 31, 2011.

          Net cash used in financing activities in 2010 was $986 million, consisting primarily of debt repayments of $169 million, purchases of treasury stock totaling $750 million, dividend payments of $71 million and distributions to noncontrolling interests of $37 million, partially offset by $49 million in proceeds from the exercise of stock options, including related tax benefits.

          Dividends

          Through the third quarter of 2011 and during each of the quarters of 2010, our Board of Directors declared a quarterly cash dividend of $0.10 per common share. In October 2011, our Board of Directors declared an increase in our quarterly cash dividend from $0.10 per common share to $0.17 per common share, which was paid on January 24, 2012, to shareholders of record on January 9, 2012. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

          Share Repurchases

          In January 2012, our Board of Directors authorized $1.0 billion of additional share repurchases of our common stock, increasing our total available authorization at that time to $1.1 billion. The share repurchase authorization has no set expiration or termination date.

          For the year ended December 31, 2011, we repurchased 17.3 million shares of our common stock at an average price of $54.05 per share for a total of $935 million, including 15.4 million shares purchased in the first quarter from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $54.30 per share for a total of $835 million. At December 31, 2011, $65 million remained available under the share repurchase authorization.

          For the year ended December 31, 2010, we repurchased 14.7 million shares of our common stock at an average price of $51.04 per share for $750 million, including 4.5 million shares purchased in the first quarter at an average price of $56.21 per share for $251 million under an accelerated share repurchase transaction with a bank.

          Contractual Obligations and Commitments

          The following table summarizes certain of our contractual obligations as of December 31, 2011:

	Payments due by period

	(in thousands)
Contractual Obligations	Total	Less than 1 year	1 – 3 years	3 – 5 years	After 5 years

Outstanding debt	$3,945,000	$645,000	$200,000	$800,000	$2,300,000
Capital lease obligations	47,187	9,395	17,324	7,616	12,852
Interest payments on outstanding debt	2,157,040	157,861	308,369	273,739	1,417,071
Operating leases	638,507	174,496	228,593	118,851	116,567
Purchase obligations	69,758	31,178	31,932	4,420	2,228
Merger consideration obligation	1,045	1,045	—	—	—

Total contractual obligations	$6,858,537	$1,018,975	$786,218	$1,204,626	$3,848,718

          Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of December 31, 2011 applied to the December 31, 2011 balances, which are assumed to remain outstanding through their maturity dates.

          A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 11 to the Consolidated Financial Statements. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase product or services at December 31, 2011 is contained in Note 16 to the Consolidated Financial Statements. See Note 4 to the Consolidated Financial Statements for a discussion with respect to the remaining merger consideration related to shares of Celera which had not been surrendered as of December 31, 2011.

          As of December 31, 2011, our total liabilities associated with unrecognized tax benefits were approximately $195 million, which were excluded from the table above. We believe it is reasonably possible that these liabilities may decrease by up to $17 million within the next twelve months, primarily as a result of the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 6 to the Consolidated Financial Statements for information regarding our contingent tax liability reserves.

          Our credit agreements and our term loan due May 2012 contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of December 31, 2011, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

          Requirements and Capital Resources

          We estimate that we will invest between $225 million to $250 million during 2012 for capital expenditures, including assets under capitalized leases, to support and expand our existing operations, principally related to investments in information technology, equipment, and facility upgrades. We expect to fund the repayment of our short-term borrowings and the current portion of our long-term debt using cash on hand and existing credit facilities.

          As of December 31, 2011, $1.2 billion of borrowing capacity was available under our existing credit facilities, consisting of $440 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

          We believe the banks participating in our various credit facilities are predominantly highly-rated banks, and that the borrowing capacity under the credit facilities described above is currently available to us. Should one or several banks no longer participate in either of our credit facilities, we would not expect it to impact our ability to fund operations. We expect that we will be able to replace our existing secured receivable credit facility with alternative arrangements prior to its expiration.

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

          We believe our efforts to reduce operating costs, focus on delivering a superior patient experience and Six Sigma quality, as well as the investments we are making in sales, service, science and information technology will further differentiate us over the long-term and strengthen our industry leadership position.

          Our strong cash generation, existing credit facilities and access to additional financing position us well to take advantage of growth opportunities.

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

          The management of the Company, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011 is effective.

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

          PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this annual report, audited the Company’s internal control over financial reporting as of December 31, 2011 and issued their audit report on the Company’s internal control over financial reporting included therein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Quest Diagnostics Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Quest Diagnostics Incorporated and its subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and the financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 16, 2012

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010
(in thousands, except per share data)

	2011	2010

Assets
Current assets:
Cash and cash equivalents	$164,886	$449,301
Accounts receivable, net of allowance for doubtful accounts of $237,339 and $228,917 at December 31, 2011 and 2010, respectively	906,455	845,299
Inventories	89,132	76,572
Deferred income taxes	153,328	142,470
Prepaid expenses and other current assets	87,459	91,775

Total current assets	1,401,260	1,605,417
Property, plant and equipment, net	799,771	834,376
Goodwill	5,795,765	5,101,938
Intangible assets, net	1,035,612	796,405
Other assets	280,971	189,494

Total assets	$9,313,379	$8,527,630

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$906,764	$865,272
Short-term borrowings and current portion of long-term debt	654,395	348,996

Total current liabilities	1,561,159	1,214,268
Long-term debt	3,370,522	2,641,160
Other liabilities	666,699	618,077
Commitments and contingencies
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both December 31, 2011 and 2010; 214,607 shares and 214,173 shares issued at December 31, 2011 and 2010, respectively	2,146	2,142
Additional paid-in capital	2,347,518	2,311,421
Retained earnings	4,263,599	3,867,420
Accumulated other comprehensive (loss) income	(8,067)	10,626
Treasury stock, at cost; 57,187 shares and 43,456 shares at December 31, 2011 and 2010, respectively	(2,912,324)	(2,158,129)

Total Quest Diagnostics stockholders’ equity	3,692,872	4,033,480
Noncontrolling interests	22,127	20,645

Total stockholders’ equity	3,714,999	4,054,125

Total liabilities and stockholders’ equity	$9,313,379	$8,527,630

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(in thousands, except per share data)

	2011	2010	2009

Net revenues	$7,510,490	$7,368,925	$7,455,243

Operating costs and expenses:
Cost of services	4,395,333	4,317,247	4,321,475
Selling, general and administrative	1,814,315	1,707,673	1,747,618
Amortization of intangible assets	67,032	39,221	37,062
Other operating expense (income), net	238,762	9,249	(10,023)

Total operating costs and expenses	6,515,442	6,073,390	6,096,132

Operating income	995,048	1,295,535	1,359,111

Other income (expense):
Interest expense, net	(170,583)	(146,088)	(144,068)
Equity earnings in unconsolidated joint ventures	28,954	29,557	33,207
Other income (expense), net	2,813	5,331	(20,318)

Total non-operating expenses, net	(138,816)	(111,200)	(131,179)

Income from continuing operations before taxes	856,232	1,184,335	1,227,932
Income tax expense	349,000	425,531	460,474

Income from continuing operations	507,232	758,804	767,458
Loss from discontinued operations, net of taxes	(1,582)	(1,787)	(1,236)

Net income	505,650	757,017	766,222
Less: Net income attributable to noncontrolling interests	35,083	36,123	37,111

Net income attributable to Quest Diagnostics	$470,567	$720,894	$729,111

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$472,149	$722,681	$730,347
Loss from discontinued operations, net of taxes	(1,582)	(1,787)	(1,236)

Net income	$470,567	$720,894	$729,111

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$2.96	$4.09	$3.92
Loss from discontinued operations	(0.01)	(0.01)	(0.01)

Net income	$2.95	$4.08	$3.91

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$2.93	$4.06	$3.88
Loss from discontinued operations	(0.01)	(0.01)	(0.01)

Net income	$2.92	$4.05	$3.87

Dividends per common share	$0.47	$0.40	$0.40

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(in thousands)

	2011	2010	2009

Cash flows from operating activities:
Net income	$505,650	$757,017	$766,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	281,102	253,964	256,687
Provision for doubtful accounts	279,592	291,737	320,974
Deferred income tax provision (benefit)	28,624	(18,878)	83,120
Stock-based compensation expense	71,906	53,927	75,059
Excess tax benefits from stock-based compensation arrangements	(4,466)	(884)	(5,540)
Provision for special charge	236,000	—	—
Other, net	8,627	22,967	29,699
Changes in operating assets and liabilities:
Accounts receivable	(306,652)	(309,932)	(314,102)
Accounts payable and accrued expenses	(17,636)	18,235	56,533
Settlement of special charge	(241,000)	—	(314,386)
Income taxes payable	39,062	33,732	21,190
Other assets and liabilities, net	14,665	16,162	21,962

Net cash provided by operating activities	895,474	1,118,047	997,418

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(1,298,624)	—	(18,295)
Sale of securities acquired in business acquisition	213,541	—	—
Capital expenditures	(161,556)	(205,400)	(166,928)
Decrease (increase) in investments and other assets	3,204	(11,110)	(10,681)

Net cash used in investing activities	(1,243,435)	(216,510)	(195,904)

Cash flows from financing activities:
Proceeds from borrowings	2,689,406	—	1,245,525
Repayments of debt	(1,710,308)	(169,491)	(1,218,538)
Purchases of treasury stock	(934,994)	(750,000)	(499,991)
Exercise of stock options	136,818	48,535	87,120
Excess tax benefits from stock-based compensation arrangements	4,466	884	5,540
Dividends paid	(64,662)	(71,321)	(74,748)
Distributions to noncontrolling interests	(35,671)	(36,739)	(35,524)
Other financing activities	(21,509)	(8,360)	(30,588)

Net cash provided by (used in) financing activities	63,546	(986,492)	(521,204)

Net change in cash and cash equivalents	(284,415)	(84,955)	280,310

Cash and cash equivalents, beginning of year	449,301	534,256	253,946

Cash and cash equivalents, end of year	$164,886	$449,301	$534,256

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009
(in thousands)

	Quest Diagnostics Stockholders’ Equity

	Shares of Common Stock Outstand- ing	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive (Loss) Income	Treasury Stock	Compre- hensive Income	Non- controlling Interests	Total Stockholders’ Equity

Balance, December 31, 2008	190,374	$2,141	$2,262,065	$2,561,679	$(68,068)	$(1,152,921)		$20,238	$3,625,134
Net income				729,111			$729,111	37,111	766,222
Currency translation					49,586		49,586		49,586
Reversal of market valuation, net of tax expense of $190					290		290		290
Net deferred loss on cash flow hedges					(2,553)		(2,553)		(2,553)
Other					(216)		(216)		(216)

Comprehensive income							$776,218

Dividends declared				(74,151)					(74,151)
Distributions to noncontrolling interests								(35,524)	(35,524)
Issuance of common stock under benefit plans	711		1,868			17,913			19,781
Stock-based compensation expense			61,005			14,054			75,059
Exercise of stock options	2,376		(27,272)			114,392			87,120
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(135)		(2,144)			(3,995)			(6,139)
Tax benefits associated with stock-based compensation plans			6,846						6,846
Purchases of treasury stock	(10,033)					(499,991)			(499,991)

Balance, December 31, 2009	183,293	2,141	2,302,368	3,216,639	(20,961)	(1,510,548)		21,825	4,011,464
Net income				720,894			$720,894	36,123	757,017
Currency translation					27,271		27,271		27,271
Market valuation, net of tax expense of $1,975					3,090		3,090		3,090
Net deferred loss on cash flow hedges					724		724		724
Other					502		502	(564)	(62)

Comprehensive income							$752,481

Dividends declared				(70,113)					(70,113)
Distributions to noncontrolling interests								(36,739)	(36,739)
Issuance of common stock under benefit plans	1,125	2	1,050			19,480			20,532
Stock-based compensation expense			24,454			29,473			53,927
Exercise of stock options	1,269		(14,545)			63,080			48,535
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(277)	(1)	(5,786)			(9,614)			(15,401)
Tax benefits associated with stock-based compensation plans			3,880						3,880
Purchases of treasury stock	(14,693)					(750,000)			(750,000)

Balance, December 31, 2010	170,717	2,142	2,311,421	3,867,420	10,626	(2,158,129)		20,645	4,054,125
Net income				470,567			$470,567	35,083	505,650
Currency translation					(12,920)		(12,920)		(12,920)
Market valuation, net of tax benefit of $1,724					(2,696)		(2,696)		(2,696)
Net deferred loss on cash flow hedges					(1,042)		(1,042)		(1,042)
Other					(2,035)		(2,035)		(2,035)

Comprehensive income							$451,874

Dividends declared				(74,388)					(74,388)
Distributions to noncontrolling interests								(35,671)	(35,671)
Issuance of common stock under benefit plans	1,206	7	1,919			18,001			19,927
Stock-based compensation expense			68,388			3,518			71,906
Exercise of stock options	3,141		(22,462)			159,280			136,818
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(347)	(3)	(19,706)						(19,709)
Tax benefits associated with stock-based compensation plans			7,958						7,958
Purchases of treasury stock	(17,297)					(934,994)			(934,994)
Other								2,070	2,070

Balance, December 31, 2011	157,420	$2,146	$2,347,518	$4,263,599	$(8,067)	$(2,912,324)		$22,127	$3,714,999

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands unless otherwise indicated)

1. DESCRIPTION OF BUSINESS

          Quest Diagnostics Incorporated and its subsidiaries (“Quest Diagnostics” or the “Company”) is the world’s leading provider of diagnostic testing, information and services, providing insights that enable patients and physicians to make better healthcare decisions. Quest Diagnostics offers patients and physicians the broadest access to diagnostic laboratory services through the Company’s nationwide network of laboratories and patient service centers. The Company provides interpretive consultation through the largest medical and scientific staff in the industry, with hundreds of M.D.s and Ph.D.s, primarily located in the United States. Quest Diagnostics is the leading provider of clinical testing, including gene-based and esoteric testing, and anatomic pathology services, and the leading provider of risk assessment services for the life insurance industry in North America. The Company is also a leading provider of testing for clinical trials and testing for drugs-of-abuse. The Company’s diagnostics products business manufactures and markets diagnostic test kits and specialized point-of-care testing. Quest Diagnostics empowers healthcare organizations and clinicians with robust information technology solutions.

          During 2011, Quest Diagnostics processed approximately 146 million test requisitions through its extensive network of laboratories in major metropolitan areas and elsewhere throughout the United States.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation

          The consolidated financial statements include the accounts of all entities controlled by the Company through its direct or indirect ownership of a majority voting interest and the accounts of any variable interest entities where the Company is subject to a majority of the risk of loss from the variable interest entity’s activities, or entitled to receive a majority of the entity’s residual returns, or both. The Company assesses the requirements related to the consolidation of variable interest entities (“VIEs”), including a qualitative assessment of power and economics that considers which entity has the power to direct the activities that “most significantly impact” the VIE’s economic performance and has the obligation to absorb losses of, or the right to receive benefits that could be potentially significant to, the VIE. The Company’s relationships with variable interest entities were not material at both December 31, 2011 and 2010. Investments in entities which the Company does not control, but in which it has a substantial ownership interest (generally between 20% and 49%) and can exercise significant influence, are accounted for using the equity method of accounting. At both December 31, 2011 and 2010, the Company’s investments in affiliates accounted for under the equity method of accounting totaled $45 million. The Company’s share of equity earnings from investments in affiliates, accounted for under the equity method, totaled $29 million, $30 million and $33 million, respectively, for 2011, 2010 and 2009. All significant intercompany accounts and transactions are eliminated in consolidation.

          Basis of Presentation

          During the third quarter of 2006, the Company completed its wind-down of NID, a test kit manufacturing subsidiary, and classified the operations of NID as discontinued operations. The accompanying consolidated statements of operations and related disclosures have been prepared to report the results of NID as discontinued operations for all periods presented. See Note 17 for a further discussion of discontinued operations.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Revenue Recognition

          The Company primarily recognizes revenue for services rendered upon completion of the testing process. Billings for services reimbursed by third-party payers, including Medicare and Medicaid, are recorded as revenues net of allowances for differences between amounts billed and the estimated receipts from such payers. Adjustments to the allowances, based on actual receipts from the third-party payers, are recorded upon settlement. Approximately 18% of the Company’s consolidated net revenues were generated by billings to the Medicare and Medicaid programs in each of the years ended December 31, 2011, 2010 and 2009. Under capitated arrangements with healthcare insurers, the Company recognizes revenue based on a predetermined monthly reimbursement rate for each member of an insurer’s health plan regardless of the number or cost of services provided by the Company. In 2011, 2010 and 2009, approximately 3%, 4%, and 4%, respectively, of the Company’s consolidated net revenues were generated under capitated arrangements.

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

          Stock-Based Compensation

          The Company records stock-based compensation as a charge to earnings net of the estimated impact of forfeited awards. As such, the Company recognizes stock-based compensation cost only for those stock-based awards that are estimated to ultimately vest over their requisite service period, based on the vesting provisions of the individual grants. The cumulative effect on current and prior periods of a change in the estimated forfeiture rate is recognized as compensation cost in earnings in the period of the revision. The terms of the Company’s performance share unit grants allow the recipients of such awards to earn a variable number of shares based on the achievement of the performance goals specified in the awards. Stock-based compensation expense associated with performance share units is recognized based on management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned. The cumulative effect on current and prior periods of a change in the estimated number of performance share units expected to be earned is recognized as compensation cost in

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

earnings in the period of the revision. The Company recognizes stock-based compensation expense related to the Company’s Amended Employee Stock Purchase Plan (“ESPP”) based on the 15% discount at purchase. See Note 14 for a further discussion of stock-based compensation.

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

          Foreign Currency

          The Company predominately uses the U.S. dollar as its functional currency. The functional currency of the Company’s foreign subsidiaries is the applicable local currency. Assets and liabilities denominated in non-U.S. dollars are translated into U.S. dollars at exchange rates as of the end of the reporting period. Income and expense items are translated at average exchange rates prevailing during the year. The translation adjustments are recorded as a component of accumulated other comprehensive (loss) income within stockholders’ equity. Gains and losses from foreign currency transactions are included within other operating expense (income), net in the consolidated statements of operations. Transaction gains and losses have not been material. For a discussion of the Company’s use of derivative financial instruments to manage its exposure for changes in foreign currency rates refer to the caption entitled “Derivative Financial Instruments – Foreign Currency Risk” below.

          Cash and Cash Equivalents

          Cash and cash equivalents include all highly-liquid investments with original maturities, at the time acquired by the Company, of three months or less.

          Concentration of Credit Risk

          Financial instruments that potentially subject the Company to concentrations of credit risk are principally cash, cash equivalents, short-term investments, accounts receivable and derivative financial instruments. The Company’s policy is to place its cash, cash equivalents and short-term investments in highly-rated financial instruments and institutions. Concentration of credit risk with respect to accounts receivable is mitigated by the diversity of the Company’s payers and their dispersion across many different geographic regions, and is limited to certain payers who are large buyers of the Company’s services. To reduce risk, the Company routinely assesses the financial strength of these payers and, consequently, believes that its accounts receivable credit risk exposure, with respect to these payers, is limited. While the Company has receivables due from federal and state governmental agencies, the Company does not believe that such receivables represent a credit risk since the related healthcare programs are funded by federal and state governments, and payment is primarily dependent on submitting appropriate documentation. At both December 31, 2011 and 2010, receivables due from government payers under the Medicare and Medicaid programs represent approximately 16% of the Company’s consolidated net accounts receivable. The portion of the Company’s accounts receivable due from patients comprises the largest portion of credit risk. As of December 31, 2011 and 2010, receivables due from patients represent approximately 18% and 19%, respectively, of the Company’s consolidated net

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

accounts receivable. The Company applies assumptions and judgments including historical collection experience for assessing collectibility and determining allowances for doubtful accounts for accounts receivable from patients.

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

          Property, Plant and Equipment

          Property, plant and equipment is recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed as incurred. Costs incurred for computer software developed or obtained for internal use are capitalized for application development activities and expensed as incurred for preliminary project activities and post-implementation activities. Capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, payroll and payroll-related costs for employees who are directly associated with the internal-use software project, and interest costs incurred, when material, while developing internal-use software. Capitalization of such costs ceases when the project is substantially complete and ready for its intended purpose. Costs for maintenance and training are expensed as incurred. The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the expected useful lives of the assets. Depreciation and amortization are provided on the straight-line method over expected useful asset lives as follows: buildings and improvements, ranging from ten to thirty years; laboratory equipment and furniture and fixtures, ranging from three to seven years; leasehold improvements, the lesser of the useful life of the improvement or the remaining life of the building or lease, as applicable; and computer software developed or obtained for internal use, ranging from three to seven years.

          Goodwill

          Goodwill represents the excess of the fair value of the acquiree (including the fair value of non-controlling interests) over the recognized bases of the net identifiable assets acquired and includes the future economic benefits from other assets that could not be individually identified and separately recognized. Goodwill is not amortized, but instead is periodically reviewed for impairment.

          Intangible Assets

          Intangible assets are recognized at fair value, as an asset apart from goodwill if the asset arises from contractual or other legal rights, or if it is separable. Intangible assets, principally representing the cost of customer related intangibles, non-competition agreements and technology acquired, are capitalized and amortized on the straight-line method over their expected useful life, which generally ranges from five to twenty years. Intangible assets with indefinite useful lives, consisting principally of acquired tradenames, are not amortized, but instead are periodically reviewed for impairment. In certain business acquisitions, the Company recognizes in-process research and development (“IPR&D”) assets apart from other identifiable intangible assets and net tangible assets. IPR&D assets are initially recognized at fair value and classified as non-amortizable, indefinite-lived intangible assets until completion or abandonment of the research and development project. Upon completion of the project, the IPR&D asset becomes a

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

finite-lived, amortizable asset and if the project is abandoned, the IPR&D asset is immediately expensed. IPR&D assets are also periodically reviewed for impairment.

          Recoverability and Impairment of Goodwill

          The Company reviews goodwill and certain intangible assets periodically for impairment and an impairment charge is recorded in the periods in which the recorded carrying value of goodwill and certain intangibles is more than its estimated fair value. The goodwill impairment test is performed annually, or more frequently, in the case of other events that indicate a potential impairment. The annual impairment test of goodwill was performed at the end of each of the Company’s fiscal years and indicated that there was no impairment of goodwill as of December 31, 2011 or 2010.

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

          Investments

          The Company accounts for investments in trading and available-for-sale equity securities, which are included in other assets in the consolidated balance sheets at fair value. Both realized and unrealized gains and losses for trading securities are recorded currently in earnings as a component of non-operating expenses within other income (expense), net in the consolidated statements of operations. Unrealized gains and losses, net of tax, for available-for-sale securities are recorded as a component of accumulated other comprehensive (loss) income within stockholders’ equity. Recognized gains and losses for available-for-sale securities are recorded in other income (expense), net in the consolidated statements of operations. Gains and losses on securities sold are based on the average cost method.

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

          Investments at December 31, 2011 and 2010 consisted of the following:

	2011	2010

Available-for-sale equity securities	$646	$5,066
Trading equity securities	46,926	38,740
Cash surrender value of life insurance policies	20,936	20,314
Other investments	11,579	12,570

Total	$80,087	$76,690

          Investments in available-for-sale equity securities consist of equity securities in public corporations. Investments in trading equity securities represent participant-directed investments of deferred employee compensation and related Company matching contributions held in trusts pursuant to the Company’s supplemental deferred compensation plans (see Note 14). The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding a non-qualified deferred compensation program. Changes in the cash surrender value of the life insurance policies are based upon earnings and changes in the value of the underlying investments. Other investments do not have readily determinable fair values and consist of investments in preferred and common shares of privately held companies and are accounted for under the cost method.

          As of December 31, 2011 and 2010, the Company had gross unrealized gains from available-for-sale equity securities of approximately $0.6 million and $5.0 million, respectively. For the year ended December 31, 2011, other income (expense), net within the consolidated statements of operations, includes a $3.2 million pre-tax gain associated with the sale of an investment accounted for under the cost method. For the year ended December 31, 2009, other income (expense), net within the consolidated statements of operations, includes $7.8 million of charges principally associated with the write-down of an investment accounted for under the cost method. For the years ended December 31, 2011, 2010 and 2009, gains from trading equity securities totaled $0.1 million, $3.3 million and $6.0 million, respectively, and are included in other income (expense), net. For the years ended December 31, 2011, 2010 and 2009, gains from changes in the cash surrender value of life insurance policies totaled $0.2 million, $2.4 million and $2.4 million, respectively, and are included in other income (expense), net.

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

          The Company accounts for its derivatives as either an asset or liability measured at its fair value. The fair value is based upon quoted market prices obtained from third-party financial institutions and includes an adjustment for

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

the credit risk of the obligor’s non-performance. For a derivative instrument that has been formally designated as a fair value hedge, fair value gains or losses on the derivative instrument are reported in earnings, together with offsetting fair value gains or losses on the hedged item that are attributable to the risk being hedged. For derivatives that have been formally designated as a cash flow hedge, the effective portion of changes in the fair value of the derivatives is recorded in accumulated other comprehensive (loss) income and the ineffective portion is recorded in earnings. Upon maturity or early termination of an effective interest rate swap designated as a cash flow hedge, unrealized gains or losses are deferred in stockholders’ equity, as a component of accumulated other comprehensive (loss) income, and are amortized as an adjustment to interest expense over the period during which the hedged forecasted transaction affects earnings. At inception and quarterly thereafter, the Company formally assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in the fair value or cash flows of the hedged item. All components of each derivative financial instrument’s gain or loss are included in the assessment of hedge effectiveness. If it is determined that a derivative ceases to be a highly effective hedge, the Company discontinues hedge accounting and any deferred gains or losses related to a discontinued cash flow hedge shall continue to be reported in accumulated other comprehensive (loss) income, unless it is probable that the forecasted transaction will not occur. If it is probable that the forecasted transaction will not occur by the originally specified time period, the Company discontinues hedge accounting, and any deferred gains or losses reported in accumulated other comprehensive (loss) income are classified into earnings immediately.

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

          Comprehensive Income (Loss)

          Comprehensive income (loss) encompasses all changes in stockholders’ equity (except those arising from transactions with stockholders) and includes net income, net unrealized gains or losses on available-for-sale securities, foreign currency translation adjustments and deferred gains and losses related to certain derivative financial instruments (see Note 12). Total comprehensive income, including the amount attributable to noncontrolling interests, was $487 million, $789 million and $813 million for the years ended December 31, 2011, 2010 and 2009, respectively.

          New Accounting Standards

          In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to fair value measurements and disclosure requirements that result in a consistent definition of fair value and common requirements for the measurement and disclosure of fair value between GAAP and International Financial Reporting Standards. This standard provides certain amendments to the existing guidance on the use and application of fair value measurements and maintains a definition of fair value that is based on the notion of exit price. This standard will become effective for the Company on January 1, 2012 and is not expected to have a material impact on the Company’s consolidated financial statements.

          In June 2011, the FASB issued an amendment to the accounting standards related to the presentation of comprehensive income. This standard revises the manner in which entities present comprehensive income in their financial statements and removes the option to present items of other comprehensive income in the statement of changes in stockholders’ equity. This standard requires an entity to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements of net income and other comprehensive income. In December 2011, the FASB issued further amendments to this standard to defer the requirement for entities to present reclassification adjustments out of accumulated other comprehensive income (loss)

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

on the face of the income statement. These standards will become effective retrospectively on January 1, 2012. The Company expects to present comprehensive income in two separate but consecutive statements of net income and other comprehensive income.

          In September 2011, the FASB issued an amendment to the accounting standards related to the testing of goodwill for impairment. Under the revised guidance, an entity has the option to perform a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value prior to performing the two-step quantitative goodwill impairment test. If, based on the qualitative factors, an entity determines that the fair value of the reporting unit is greater than its carrying amount, then the entity would not be required to perform the two-step quantitative impairment test for that reporting unit. However, if the qualitative assessment indicates that it is not more-likely-than-not that the reporting unit’s fair value exceeds its carrying value, then the quantitative assessment must be performed. An entity is permitted to perform the qualitative assessment on none, some or all of its reporting units and may also elect to bypass the qualitative assessment and begin with the quantitative assessment of goodwill impairment. This amendment is effective for the Company for annual and interim goodwill impairment tests performed on or after January 1, 2012 and is not expected to have a material impact on the Company’s consolidated financial statements.

3. EARNINGS PER SHARE

          The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	2011	2010	2009

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$472,149	$722,681	$730,347
Loss from discontinued operations, net of taxes	(1,582)	(1,787)	(1,236)

Net income available to Quest Diagnostics’ common stockholders	$470,567	$720,894	$729,111

Income from continuing operations	$472,149	$722,681	$730,347
Less: Earnings allocated to participating securities	2,961	3,355	2,223

Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$469,188	$719,326	$728,124

Weighted average common shares outstanding – basic	158,672	175,684	185,948
Effect of dilutive securities:
Stock options and performance share units	1,500	1,636	1,850

Weighted average common shares outstanding – diluted	160,172	177,320	187,798

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$2.96	$4.09	$3.92
Loss from discontinued operations	(0.01)	(0.01)	(0.01)

Net income	$2.95	$4.08	$3.91

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$2.93	$4.06	$3.88
Loss from discontinued operations	(0.01)	(0.01)	(0.01)

Net income	$2.92	$4.05	$3.87

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          The following securities were not included in the diluted earnings per share calculation due to their antidilutive effect (in thousands):

	2011	2010	2009

Stock options and performance share units	2,259	2,886	3,559

4. BUSINESS ACQUISITIONS

          Acquisition of Athena Diagnostics

          On April 4, 2011, the Company completed its acquisition of Athena Diagnostics (“Athena”) in an all-cash transaction valued at $740 million. Athena is the leading provider of advanced diagnostic tests related to neurological conditions, and generated revenues of approximately $110 million in 2010.

          Through the acquisition, the Company acquired all of Athena’s operations. The Company financed the all-cash purchase price of $740 million and related transaction costs with a portion of the net proceeds from the Company’s 2011 Senior Notes Offering. For the year ended December 31, 2011, transaction costs of $8.2 million were recorded in selling, general and administrative expenses. See Note 11 for further discussion of the 2011 Senior Notes Offering.

          The acquisition of Athena was accounted for under the acquisition method of accounting. As such, the assets acquired and liabilities assumed are recorded based on their estimated fair values as of the closing date. The consolidated financial statements include the results of operations of Athena subsequent to the closing of the acquisition which are not material to the Company’s consolidated results of operations.

          The following table summarizes the consideration paid for Athena and the amounts of assets acquired and liabilities assumed at the acquisition date:

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

	$220,040

          Of the amount allocated to goodwill and intangible assets, approximately $42 million is deductible for tax purposes. All of the goodwill acquired in connection with the Athena acquisition has been allocated to the Company’s clinical testing business. As of the acquisition date, the fair value of accounts receivable approximated its book value.

          Acquisition of Celera Corporation

          On March 17, 2011, the Company entered into a definitive merger agreement with Celera Corporation (“Celera”) under which the Company agreed to acquire Celera in a transaction valued at approximately $344 million, net of $326 million in acquired cash and short-term marketable securities. Additionally, the Company expects to utilize Celera’s available tax credits, net operating loss carryforwards and capitalized tax research and development expenditures to reduce its future tax payments by approximately $110 million. Celera is a healthcare business focused on the integration of genetic testing into routine clinical care through a combination of products and services incorporating proprietary discoveries. Celera offers a portfolio of clinical laboratory tests and disease management services associated with cardiovascular disease. In addition, Celera develops, manufactures and oversees the commercialization of molecular diagnostic products, and has licensed other relevant diagnostic technologies developed to provide personalized disease management in cancer and liver diseases. Celera generated revenues of $128 million in 2010.

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

          Through the acquisition, the Company acquired all of Celera’s operations. The Company financed the all-cash purchase price of $670 million and related transaction costs with borrowings under its existing credit facilities and cash on hand. Of the total cash purchase price of $670 million, $669 million was paid through December 31, 2011. Accounts payable and accrued expenses at December 31, 2011 included a liability of $1 million representing the remaining merger consideration related to shares of Celera which had not been surrendered as of December 31, 2011.

          For the year ended December 31, 2011, transaction costs of $8.7 million were recorded in selling, general and administrative expenses. Additionally, for the year ended December 31, 2011, financing related costs of $3.1 million were recorded in interest expense, net.

          The acquisition of Celera was accounted for under the acquisition method of accounting. As such, the assets acquired and liabilities assumed are recorded based on their estimated fair values as of the date the Company acquired its controlling ownership interest in Celera. The consolidated financial statements include the results of operations of Celera subsequent to the Company acquiring its controlling ownership interest which are not material to the Company’s consolidated results of operations.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          The following table summarizes the consideration paid for Celera and the amounts of assets acquired and liabilities assumed at the acquisition date:

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

          Of the amount allocated to goodwill and intangible assets, approximately $28 million is deductible for tax purposes. Of the total goodwill acquired in connection with the Celera acquisition, approximately $104 million has been allocated to the Company’s clinical testing business, with the remainder allocated to the Company’s diagnostics products business. As of the acquisition date, the fair value of accounts receivable approximated its book value.

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

5. FAIR VALUE MEASUREMENTS

          The following tables provide summaries of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements

		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs

		Level 1	Level 2	Level 3

December 31, 2011
Assets:
Interest rate swaps	$56,520	$—	$56,520	$—
Trading securities	46,926	46,926	—	—
Cash surrender value of life insurance policies	20,936	—	20,936	—
Available-for-sale equity securities	646	—	—	646
Foreign currency forward contracts	180	—	180	—

Total	$125,208	$46,926	$77,636	$646

Liabilities:
Deferred compensation liabilities	$71,688	$—	$71,688	$—
Foreign currency forward contracts	1,648	—	1,648	—

Total	$73,336	$—	$73,336	$—

December 31, 2010
Assets:
Trading securities	$38,740	$38,740	$—	$—
Cash surrender value of life insurance policies	20,314	—	20,314	—
Interest rate swaps	10,483	—	10,483	—
Available-for-sale equity securities	5,066	—	—	5,066
Foreign currency forward contracts	4,527	—	4,527	—

Total	$79,130	$38,740	$35,324	$5,066

Liabilities:
Deferred compensation liabilities	$61,964	$—	$61,964	$—
Foreign currency forward contracts	464	—	464	—

Total	$62,428	$—	$62,428	$—

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

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At December 31, 2011 and 2010, the fair value of the Company’s debt was estimated at approximately $4.4 billion and $3.1 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At December 31, 2011 and 2010, the estimated fair value exceeded the carrying value of the debt by $387 million and $80 million, respectively.

6. TAXES ON INCOME

          The Company’s pre-tax income (loss) from continuing operations consisted of $858 million, $1.18 billion and $1.23 billion from U.S. operations and $(2.6) million, $1.9 million and $1.8 million from foreign operations for the years ended December 31, 2011, 2010 and 2009, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          The components of income tax expense for 2011, 2010 and 2009 were as follows:

	2011	2010	2009

Current:
Federal	$263,890	$346,739	$350,582
State and local	60,370	93,369	81,292
Foreign	(3,755)	4,132	3,193

Deferred:
Federal	37,792	(5,103)	30,624
State and local	(11,467)	(11,197)	(3,552)
Foreign	2,170	(2,409)	(1,665)

Total	$349,000	$425,531	$460,474

          A reconciliation of the federal statutory rate to the Company’s effective tax rate for 2011, 2010 and 2009 was as follows:

	2011	2010	2009

Tax provision at statutory rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.7	4.0	4.0
Impact of foreign operations	(1.1)	(0.7)	(0.7)
Tax credits	(0.6)	(0.3)	(0.9)
Charge associated with settlement of certain legal claims (see Note 16), a portion for which a tax benefit has not been recorded	5.4	—	—
Transaction costs associated with business acquisitions (see Note 4), a portion for which a tax benefit has not been recorded	0.4	—	—
Non-deductible expenses, primarily meals and entertainment expenses	0.5	0.2	0.2
Impact of noncontrolling interests	(1.6)	(1.2)	(1.2)
Other, net	(0.9)	(1.1)	1.1

Effective tax rate	40.8%	35.9%	37.5%

          The tax effects of temporary differences that give rise to significant portions of the deferred tax assets (liabilities) at December 31, 2011 and 2010 were as follows:

	2011	2010

Current deferred tax assets:
Accounts receivable reserves	$85,485	$70,608
Liabilities not currently deductible	67,843	71,862

Total current deferred tax assets	$153,328	$142,470

Non-current deferred tax assets (liabilities):
Liabilities not currently deductible	$151,621	$142,043
Stock-based compensation	72,262	73,661
Capitalized R&D expense	16,899	—
Net operating loss carryforwards, net of valuation allowance	121,234	37,012
Depreciation and amortization	(528,129)	(438,617)

Total non-current deferred tax liabilities, net	$(166,113)	$(185,901)

          At December 31, 2011 and 2010, non-current deferred tax assets of $18 million and $7 million, respectively, are recorded in other long-term assets in the consolidated balance sheet. At December 31, 2011 and 2010, non-current

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

deferred tax liabilities of $184 million and $193 million, respectively, are included in other long-term liabilities in the consolidated balance sheet.

          As of December 31, 2011, the Company had estimated net operating loss carryforwards for federal and state income tax purposes of $213 million and $909 million, respectively, which expire at various dates through 2031. Estimated net operating loss carryforwards for foreign income tax purposes are $76 million at December 31, 2011, some of which can be carried forward indefinitely while others expire at various dates through 2022. As of December 31, 2011 and 2010, deferred tax assets associated with net operating loss carryforwards of $152 million and $50 million, respectively, have each been reduced by a valuation allowance of $31 million and $13 million, respectively.

          Income taxes payable including those classified in other long-term liabilities in the consolidated balance sheets at December 31, 2011 and 2010, were $164 million and $128 million, respectively.

          The total amount of unrecognized tax benefits as of and for the years ended December 31, 2011, 2010 and 2009 consisted of the following:

	2011	2010	2009

Balance, beginning of year	$151,554	$126,454	$70,877
Additions:
For tax positions of current year	63,343	20,904	69,219
For tax positions of prior years	9,196	28,140	22,462
Reductions:
Changes in judgment	(13,543)	(13,467)	(11,551)
Expirations of statutes of limitations	(2,952)	(10,477)	(4,926)
Settlements	(12,737)	—	(19,627)

Balance, end of year	$194,861	$151,554	$126,454

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

          The total amount of unrecognized tax benefits as of December 31, 2011, that, if recognized, would affect the effective income tax rate from continuing operations is $103 million. Based upon the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations, the Company believes it is reasonably possible that the total amount of unrecognized tax benefits may decrease by up to $17 million within the next twelve months.

          Accruals for interest expense on contingent tax liabilities are classified in income tax expense in the consolidated statements of operations. Accruals for penalties have historically been immaterial. Interest expense included in income tax expense in 2011, 2010 and 2009 was approximately $3 million, $2 million and $2 million, respectively. As of December 31, 2011 and 2010, the Company has approximately $11 million and $9 million, respectively, accrued, net of the benefit of a federal and state deduction, for the payment of interest on uncertain tax positions.

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

          In the regular course of business, various federal, state and local and foreign tax authorities conduct examinations of the Company’s income tax filings and the Company generally remains subject to examination until the statute of limitations expires for the respective jurisdiction. The Internal Revenue Service (“IRS”) has completed its examinations of the Company’s consolidated federal income tax returns up through and including the 2007 tax year. At this time, the Company does not believe that there will be any material additional payments beyond its recorded contingent liability

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

reserves that may be required as a result of these tax audits. As of December 31, 2011, a summary of the tax years that remain subject to examination for the Company’s major jurisdictions are:

United States – federal	2008 – 2011

United States – various states	2005 – 2011

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

7. SUPPLEMENTAL CASH FLOW AND OTHER DATA

	2011	2010	2009

Depreciation expense	$214,070	$214,743	$219,625

Interest expense	(173,349)	(147,502)	(146,586)
Interest income	2,766	1,414	2,518

Interest, net	(170,583)	(146,088)	(144,068)

Interest paid	161,820	139,802	146,352

Income taxes paid	285,269	421,864	362,524

Assets acquired under capital lease obligations	8,369	18,818	—

Businesses acquired:
Fair value of assets acquired	$1,560,173
Fair value of liabilities assumed	148,192

Fair value of net assets acquired	1,411,981
Merger consideration payable	(1,045)

Cash paid for business acquisitions	1,410,936
Less: Cash acquired	112,312

Business acquisitions, net of cash acquired	$1,298,624

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

8. PROPERTY, PLANT AND EQUIPMENT

          Property, plant and equipment at December 31, 2011 and 2010 consisted of the following:

	2011	2010

Land	$35,786	$35,786
Buildings and improvements	372,195	369,507
Laboratory equipment, furniture and fixtures	1,203,821	1,207,049
Leasehold improvements	423,126	394,296
Computer software developed or obtained for internal use	464,578	427,161
Construction-in-progress	43,783	53,392

	2,543,289	2,487,191
Less: accumulated depreciation and amortization	(1,743,518)	(1,652,815)

Total	$799,771	$834,376

9. GOODWILL AND INTANGIBLE ASSETS

          The changes in goodwill for the years ended December 31, 2011 and 2010 were as follows:

	2011	2010

Balance as of January 1	$5,101,938	$5,083,944
Goodwill acquired during the year	701,087	—
Other purchase accounting adjustments	—	246
(Decrease) increase related to foreign currency translation	(7,260)	17,748

Balance as of December 31	$5,795,765	$5,101,938

          For the year ended December 31, 2011, goodwill acquired was principally associated with the Athena and Celera acquisitions (see Note 4 for further details). Approximately 90% of the Company’s goodwill as of December 31, 2011 and 2010 was associated with its clinical testing business.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Intangible assets at December 31, 2011 and 2010 consisted of the following:

	Weighted Average Amortization Period	December 31, 2011			December 31, 2010

		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net

Amortizing intangible assets:
Customer-related intangibles	19 years	$630,671	$(193,131)	$437,540	$603,203	$(161,345)	$441,858
Non-compete agreements	4 years	45,798	(14,633)	31,165	54,886	(52,134)	2,752
Technology	14 years	165,113	(27,929)	137,184	51,830	(16,796)	35,034
Other	8 years	146,613	(23,552)	123,061	24,065	(9,380)	14,685

Total	16 years	988,195	(259,245)	728,950	733,984	(239,655)	494,329

Intangible assets not subject to amortization:
Tradenames		300,648	—	300,648	302,076	—	302,076
In-process research and development		5,250	—	5,250	—	—	—
Other		764	—	764	—	—	—

Total intangible assets		$1,294,857	$(259,245)	$1,035,612	$1,036,060	$(239,655)	$796,405

          The increase in intangible assets for the year ended December 31, 2011 was primarily due to intangible assets acquired as part of the Athena and Celera acquisitions (see Note 4 for further details).

          Amortization expense related to intangible assets was $67 million, $39 million and $37 million for the years ended December 31, 2011, 2010 and 2009, respectively.

          The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of December 31, 2011 is as follows:

Fiscal Year Ending December 31,

2012	$77,454
2013	75,165
2014	73,424
2015	62,963
2016	56,253
Thereafter	383,691

Total	$728,950

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

          Accounts payable and accrued expenses at December 31, 2011 and 2010 consisted of the following:

	2011	2010

Trade accounts payable	$215,340	$212,494
Accrued wages and benefits	339,768	298,842
Accrued expenses	348,025	337,069
Accrued settlement reserves	3,631	16,867

Total	$906,764	$865,272

11. DEBT

          Short-term borrowings and current portion of long-term debt at December 31, 2011 and 2010 consisted of the following:

	2011	2010

Secured Receivables Credit Facility	$85,000	$—
Current portion of long-term debt	569,395	348,996

Total short-term borrowings and current portion of long-term debt	$654,395	$348,996

          Long-term debt at December 31, 2011 and 2010 consisted of the following:

	2011	2010

Senior Notes due July 2011	$—	$159,234
Term Loan due May 2012	560,000	742,000
Floating Rate Senior Notes due March 2014	200,000	—
Senior Notes due November 2015	499,387	499,227
Senior Notes due April 2016	310,622	—
Senior Notes due July 2017	374,561	374,480
Senior Notes due January 2020	539,688	503,770
Senior Notes due April 2021	549,152	—
Senior Notes due July 2037	420,997	420,840
Senior Notes due January 2040	438,323	243,422
Other	47,187	47,183

Total long-term debt	3,939,917	2,990,156
Less: current portion of long-term debt	569,395	348,996

Total long-term debt, net of current portion	$3,370,522	$2,641,160

          Early Extinguishment of Debt

          For the year ended December 31, 2009, the Company recorded $20 million of pre-tax charges related to the early extinguishment of debt, primarily related to the Company’s June 2009 and November 2009 debt tender offers, the repayment of borrowings outstanding under the Term Loan due 2012 in 2009, and the 2009 repayment of the remaining principal outstanding under certain debentures due June 2034.

          June 2009 Debt Tender Offer

          On May 19, 2009, the Company commenced a cash tender offer to purchase up to $200 million aggregate principal amount of its 5.125% Senior Notes due 2010 and 7.50% Senior Notes due 2011. On June 16, 2009, the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Company finalized its cash tender offer (the “June 2009 Debt Tender Offer”) by purchasing $174 million aggregate principal amount of its 5.125% Senior Notes due 2010 and $26 million aggregate principal amount of its 7.50% Senior Notes due 2011 that resulted in pre-tax losses of $4.8 million and $1.5 million, respectively. The aggregate pre-tax loss of $6.3 million includes the write-off of $0.5 million of deferred financing fees and unamortized discounts, and cash payments of $5.8 million related to premiums and other costs to purchase the 5.125% Senior Notes due 2010 and the 7.50% Senior Notes due 2011 and is included in other income (expense), net.

          November 2009 Debt Tender Offer

          In connection with the 2009 Senior Notes offering which is discussed below, on November 12, 2009, the Company commenced a cash tender offer to purchase any and all of its outstanding 5.125% Senior Notes due 2010, and any and all of its outstanding 7.50% Senior Notes due 2011. On November 20, 2009, the Company finalized its cash tender offer (the “November 2009 Debt Tender Offer”) by purchasing $61 million aggregate principal amount of its 5.125% Senior Notes due 2010 and $89 million aggregate principal amount of its 7.50% Senior Notes due 2011 that resulted in pre-tax losses of $2.6 million and $9.4 million, respectively. The aggregate pre-tax loss of $12.1 million includes the write-off of $0.3 million of deferred financing fees and unamortized discounts, and cash payments of $11.8 million related to premiums and other costs to purchase the 5.125% Senior Notes due 2010 and the 7.50% Senior Notes due 2011 and is included in other income (expense), net.

          Other Extinguishments

          During the year ended December 31, 2009, the Company repaid $350 million of borrowings outstanding under the Term Loan due 2012 and recorded pre-tax losses of $0.7 million related to the write-off of deferred financing fees.

          In connection with the Company’s repayment in 2009 of the remaining principal outstanding under certain debentures due June 2034, the Company recorded a pre-tax charge of $1.3 million, primarily related to the write-off of unamortized discounts.

          2011 Senior Notes Offering

          On March 24, 2011, the Company completed a $1.25 billion senior notes offering (the “2011 Senior Notes”). The 2011 Senior Notes were sold in four tranches: (a) $200 million aggregate principal amount of three-month LIBOR plus 0.85% floating rate senior notes due March 24, 2014 (the “Floating Rate Senior Notes due 2014”), issued at par, (b) $300 million aggregate principal amount of 3.20% senior notes due April 1, 2016 (the “Senior Notes due 2016”), issued at a discount of $0.3 million, (c) $550 million aggregate principal amount of 4.70% senior notes due April 1, 2021 (the “Senior Notes due 2021”), issued at a discount of $0.9 million and (d) $200 million aggregate principal amount of 5.75% senior notes due January 30, 2040 (the “Senior Notes due 2040”), issued at a discount of $5.5 million. The Senior Notes due 2040 are a reopening of the $250 million aggregate principal amount of 5.75% Senior Notes due 2040 issued on November 17, 2009. After considering the discounts, the effective interest rates on the Senior Notes due 2016, the Senior Notes due 2021 and the Senior Notes due 2040 are 3.2%, 4.7% and 5.9%, respectively. The Floating Rate Senior Notes due 2014 require quarterly interest payments, which commenced on June 24, 2011. The three-month LIBOR was 0.58% at December 31, 2011. The Senior Notes due 2016 and the Senior Notes due 2021 require semi-annual interest payments, which commenced on October 1, 2011. The Senior Notes due 2040 require semi-annual interest payments, which commenced on July 30, 2011. The 2011 Senior Notes are unsecured obligations of the Company and rank equally with the Company’s other senior unsecured obligations. The 2011 Senior Notes do not have a sinking fund requirement and are guaranteed by certain of the Company’s domestic, wholly-owned subsidiaries (the “Subsidiary Guarantors”).

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Senior Unsecured Revolving Credit Facility

          In September 2011, the Company entered into a $750 million senior unsecured revolving credit facility (the “Credit Facility”) which replaced the Company’s then existing $750 million senior unsecured revolving credit facility that was scheduled to mature in May 2012. Interest on the Credit Facility, which matures in September 2016, is based on certain published rates plus an applicable margin that will vary over a range from 75 basis points to 175 basis points based on changes in the Company’s public debt ratings. At the option of the Company, it may elect to lock into LIBOR-based interest rates for periods up to six months. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate, the federal funds rate or an adjusted LIBOR rate. At December 31, 2011, the Company’s borrowing rate for LIBOR-based loans under the Credit Facility was LIBOR plus 1.125%. At December 31, 2010, the Company’s borrowing rate for LIBOR-based loans under its then existing senior unsecured revolving credit facility was LIBOR plus 0.40%. The Credit Facility is currently guaranteed by the Subsidiary Guarantors. The Company expects that the guarantees provided by the Subsidiary Guarantors will no longer be required after the full repayment of the amounts outstanding under the term loan due May 2012. The Credit Facility contains various covenants, including the maintenance of certain financial ratios, which could impact the Company’s ability to, among other things, incur additional indebtedness. At both December 31, 2011 and 2010, there were no outstanding borrowings under the Company’s senior unsecured revolving credit facility.

          Secured Receivables Credit Facility

          On December 9, 2011, the Company extended its $525 million secured receivables securitization facility (the “Secured Receivables Credit Facility”). The Secured Receivables Credit Facility continues to be supported by back-up facilities provided on a committed basis by two banks: (a) $275 million, which matures on December 7, 2012 and (b) $250 million, which also matures on December 7, 2012. Interest on the Secured Receivables Credit Facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. At December 31, 2011 and 2010, the Company’s borrowing rate under the Secured Receivables Credit Facility was 1.0% and 1.2%, respectively.

          Term Loan due 2012

          On May 31, 2007, the Company entered into a five-year term loan facility (the “Term Loan due 2012”). The Term Loan due 2012 matures on May 31, 2012 and requires principal repayments of $280 million on both March 31, 2012 and May 31, 2012. The Term Loan due 2012 is guaranteed by the Subsidiary Guarantors. Interest under the Term Loan due 2012 is based on certain published rates plus an applicable margin that will vary over a range from 40 basis points to 125 basis points based on changes in the Company’s public debt ratings. At the Company’s option, it may elect to lock into LIBOR-based interest rates for periods up to six months. Interest on any outstanding amounts not covered under LIBOR-based interest rate contracts is based on an alternate base rate, which is calculated by reference to the prime rate or federal funds rate. As of December 31, 2011 and 2010, the Company’s borrowing rate for LIBOR-based loans was LIBOR plus 0.40%.

          Other Senior Notes

          In 2001, the Company issued $275 million aggregate principal amount of 7.50% senior notes due 2011 (“Senior Notes due 2011”). In connection with the Company’s June 2009 Debt Tender Offer and November 2009 Debt Tender Offer, the Company repaid $26 million and $89 million, respectively, outstanding under the Senior Notes due 2011. In July 2011, the remaining outstanding principal balance of the Senior Notes due 2011 of $159 million was repaid in full at maturity.

          On October 31, 2005, the Company completed its $900 million private placement of senior notes (the “2005 Senior Notes”). The 2005 Senior Notes were priced in two tranches: (a) $400 million aggregate principal amount of 5.125% senior notes due November 2010 (“Senior Notes due 2010”); and (b) $500 million aggregate principal amount of 5.45% senior notes due November 2015 (“Senior Notes due 2015”). The Senior Notes due 2010 and 2015 were issued at a discount of $0.8 million and $1.6 million, respectively. After considering the discounts, the effective interest rates on the Senior Notes due 2010 and 2015 are 5.3% and 5.6%, respectively. The 2005 Senior Notes require semi-annual interest payments, which commenced on May 1, 2006. The 2005 Senior Notes are unsecured obligations of

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

the Company and rank equally with the Company’s other senior unsecured obligations. The 2005 Senior Notes are guaranteed by the Subsidiary Guarantors. In connection with the Company’s June 2009 Debt Tender Offer and November 2009 Debt Tender Offer, the Company repaid $174 million and $61 million, respectively, outstanding under the Senior Notes due 2010. In November 2010, the remaining outstanding principal balance of the Senior Notes due 2010 of $166 million was repaid in full at maturity.

          On June 22, 2007, the Company completed an $800 million senior notes offering (the “2007 Senior Notes”). The 2007 Senior Notes were priced in two tranches: (a) $375 million aggregate principal amount of 6.40% senior notes due July 2017 (the “Senior Notes due 2017”), issued at a discount of $0.8 million and (b) $425 million aggregate principal amount of 6.95% senior notes due July 2037 (the “Senior Notes due 2037”), issued at a discount of $4.7 million. After considering the discounts, the effective interest rates on the Senior Notes due 2017 and the Senior Notes due 2037 are 6.4% and 7.0%, respectively. The 2007 Senior Notes require semi-annual interest payments, which commenced on January 1, 2008. The 2007 Senior Notes are unsecured obligations of the Company and rank equally with the Company’s other senior unsecured obligations. The 2007 Senior Notes do not have a sinking fund requirement and are guaranteed by the Subsidiary Guarantors.

          On November 17, 2009, the Company completed a $750 million senior notes offering (the “2009 Senior Notes”). The 2009 Senior Notes were sold in two tranches: (a) $500 million aggregate principal amount of 4.75% senior notes due January 30, 2020 (the “Senior Notes due 2020”), issued at a discount of $7.5 million and (b) $250 million aggregate principal amount of 5.75% senior notes due January 30, 2040, issued at a discount of $6.9 million. After considering the discounts, the effective interest rates on the Senior Notes due 2020 and the Senior Notes due 2040 are 4.9% and 5.9%, respectively. The 2009 Senior Notes require semi-annual interest payments, which commenced on July 30, 2010. The 2009 Senior Notes are unsecured obligations of the Company and rank equally with the Company’s other senior unsecured obligations. The 2009 Senior Notes do not have a sinking fund requirement and are guaranteed by the Subsidiary Guarantors.

          As further discussed in Note 12, the Company has hedged its interest rate exposure on a portion of the Senior Notes due 2016 and on a portion of the Senior Notes due 2020 through the use of certain derivative financial instruments which have been designated as fair value hedges. The carrying value of the Senior Notes due 2016 has been increased by the fair value of the related hedge of $10.9 million in the consolidated balance sheet as of December 31, 2011. At December 31, 2011 and 2010, the carrying value of the Senior Notes due 2020 has been increased by the fair value of the related hedge of $45.6 million and $10.5 million, respectively.

          As of December 31, 2011, long-term debt maturing in each of the years subsequent to December 31, 2012 is as follows:

Year ending December 31,

2013	$8,853
2014	208,471
2015	505,927
2016	301,689
2017	375,513
Thereafter	1,937,339

Total maturities of long-term debt	3,337,792
Unamortized discount	(23,790)
Fair value basis adjustment attributable to hedged debt	56,520

Total long-term debt, net of current portion	$3,370,522

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

12. FINANCIAL INSTRUMENTS

          Interest Rate Derivatives - Cash Flow Hedges

          The Company has entered into various interest rate lock agreements and forward starting interest rate swap agreements to hedge part of the Company’s interest rate exposure associated with the variability in future cash flows attributable to changes in interest rates. Prior to their maturity or settlement, the Company records derivative financial instruments, which have been designated as cash flow hedges, as either an asset or liability measured at their fair value. The effective portion of changes in the fair value of these derivatives represent deferred gains or losses that are recorded in accumulated other comprehensive (loss) income that are reclassified from accumulated other comprehensive (loss) income to the statement of operations in the same period or periods during which the hedged transaction affects earnings, which is when the Company recognizes interest expense on the hedged cash flows. The total net loss, net of taxes, recognized in accumulated other comprehensive (loss) income, related to the Company’s cash flow hedges as of December 31, 2011 and December 31, 2010 was $7.7 million and $6.6 million, respectively. The loss recognized on the Company’s cash flow hedges for the years ended December 31, 2011, 2010 and 2009, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive (loss) income into earnings within the next twelve months is $1.3 million.

          Interest Rate Derivatives – Fair Value Hedges

          The Company maintains various fixed-to-variable interest rate swaps which have an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 0.54% and one-month LIBOR plus 1.33%.

          These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2016 and a portion of the Senior Notes due 2020 and effectively convert that portion of the debt into variable interest rate debt. The Company recognizes the changes in the fair value of both the fixed-to-variable interest rate swaps and the related underlying debt obligations in other income (expense), net as equal and offsetting gains and losses. These interest rate swaps are classified as assets with fair values of $56.5 million and $10.5 million at December 31, 2011 and 2010, respectively. Since inception, the fair value hedges have been effective; therefore, there is no impact on earnings for the years ended December 31, 2011, 2010 and 2009 as a result of hedge ineffectiveness.

          Foreign Currency Forward Contracts

          The Company uses foreign exchange forward contracts to manage its risk associated with foreign currency denominated cash flows. As of December 31, 2011, the total notional amount of foreign currency forward contracts in U.S. dollars was $37.9 million and principally consisted of contracts in Swedish krona.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below (in thousands):

	December 31, 2011		December 31, 2010

	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value

Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$56,520	Other assets	$10,483

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Foreign currency forward contracts	Other current assets	180	Other current assets	4,527

Liability Derivatives:
Foreign currency forward contracts	Other current liabilities	1,648	Other current liabilities	464

Total Net Derivatives Asset		$55,052		$14,546

13. PREFERRED STOCK AND COMMON STOCKHOLDERS’ EQUITY

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Accumulated Other Comprehensive (Loss) Income

          The components of accumulated other comprehensive (loss) income for 2011, 2010 and 2009 were as follows:

	Foreign Currency Translation Adjustment	Market Value Adjustment	Deferred Loss	Accumulated Other Comprehensive (Loss) Income

Balance, December 31, 2008	$(62,994)	$(290)	$(4,784)	$(68,068)
Currency translation	49,586	—	—	49,586
Reversal of market valuation, net of tax expense of $190	—	290	—	290
Net deferred loss on cash flow hedges	—	—	(2,553)	(2,553)
Other	—	(216)	—	(216)

Balance, December 31, 2009	(13,408)	(216)	(7,337)	(20,961)
Currency translation	27,271	—	—	27,271
Market valuation, net of tax expense of $1,975	—	3,090	—	3,090
Net deferred loss on cash flow hedges	—	—	724	724
Other	—	502	—	502

Balance, December 31, 2010	13,863	3,376	(6,613)	10,626
Currency translation	(12,920)	—	—	(12,920)
Market valuation, net of tax benefit of $1,724	—	(2,696)	—	(2,696)
Net deferred loss on cash flow hedges	—	—	(1,042)	(1,042)
Other	—	(2,035)	—	(2,035)

Balance, December 31, 2011	$943	$(1,355)	$(7,655)	$(8,067)

          The reversal of market valuation for 2009 represented prior periods unrealized holding losses for investments where the decline in fair value was deemed to be other than temporary in 2009, and the resulting loss was recognized in the consolidated statements of operations (see Note 2). The market valuations for 2011 and 2010 represented unrealized holding gains (losses), net of taxes. The net deferred loss on cash flow hedges represents deferred losses on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 12). Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

          Dividends

          Through the third quarter of 2011 and during each of the quarters of 2010 and 2009, the Company’s Board of Directors declared a quarterly cash dividend of $0.10 per common share. In October 2011, the Company’s Board of Directors declared an increase in the quarterly cash dividend from $0.10 per common share to $0.17 per common share, which was paid on January 24, 2012, to shareholders of record on January 9, 2012.

          Share Repurchases

          In January 2012, the Company’s Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to $1.1 billion. The share repurchase authorization has no set expiration or termination date.

          For the year ended December 31, 2011, the Company repurchased 17.3 million shares of its common stock at an average price of $54.05 per share for a total of $935 million, including 15.4 million shares purchased in the first quarter from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc. (“GSK”), at an average

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

price of $54.30 per share for a total of $835 million. At December 31, 2011, $65 million remained available under the Company’s share repurchase authorization.

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

          For the year ended December 31, 2009, the Company repurchased 10.0 million shares of its common stock at an average price of $49.83 per share for $500 million, including 4.5 million shares purchased from SB Holdings Capital Inc., a wholly-owned subsidiary of GSK, at an average price of $44.33 per share for $200 million.

          For the years ended December 31, 2011, 2010 and 2009, the Company reissued 3.6 million shares, 2.1 million shares and 3.0 million shares, respectively, for employee benefit plans.

14. STOCK OWNERSHIP AND COMPENSATION PLANS

          Employee and Non-employee Directors Stock Ownership Programs

          In 2005, the Company established the ELTIP to replace the Company’s prior Employee Equity Participation Programs established in 1999 (the “1999 EEPP”). At the Company’s annual shareholders’ meeting in May 2009, the shareholders approved certain amendments to the ELTIP including: (i) increasing the number of shares available for award under the ELTIP by approximately 5.2 million shares; (ii) increasing the maximum term that the Board of Directors may establish for awards of stock options and stock appreciation rights from seven to ten years, beginning with awards in 2009; and (iii) extending the term of the ELTIP until the date of the 2019 annual shareholders’ meeting.

          The ELTIP provides for three types of awards: (a) stock options, (b) stock appreciation rights and (c) stock awards. The ELTIP provides for the grant to eligible employees of either non-qualified or incentive stock options, or both, to purchase shares of Company common stock at an exercise price no less than the fair market value of the Company’s common stock on the date of grant. The stock options are subject to forfeiture if employment terminates prior to the end of the vesting period prescribed by the Board of Directors. Grants of stock appreciation rights allow eligible employees to receive a payment based on the appreciation of Company common stock in cash, shares of Company common stock or a combination thereof. The stock appreciation rights are granted at an exercise price no less than the fair market value of the Company’s common stock on the date of grant. Stock options and stock appreciation rights granted under the ELTIP expire on the date designated by the Board of Directors but in no event more than ten years from date of grant. No stock appreciation rights have been granted under the ELTIP or the 1999 EEPP. The ELTIP allows eligible employees to receive awards of shares, or the right to receive shares, of Company common stock, the equivalent value in cash or a combination thereof. These shares are generally earned on achievement of financial performance goals and are subject to forfeiture if employment terminates prior to the end of the vesting period prescribed by the Board of Directors. For performance share unit awards, the actual amount of performance share awards earned is based on the achievement of the performance goals specified in the awards. Key executive, managerial and technical employees are eligible to participate in the ELTIP. The provisions of the 1999 EEPP were similar to those outlined above for the ELTIP. Certain options granted under the 1999 EEPP remain outstanding.

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

          The DLTIP provides for the grant to non-employee directors of non-qualified stock options to purchase shares of Company common stock at an exercise price no less than the fair market value of the Company’s common stock on the date of grant. The DLTIP also permits awards of restricted stock and restricted stock units to non-employee directors. Stock options granted under the DLTIP expire on the date designated by the Board of Directors but in no event more than ten years from date of grant, and generally become exercisable in three equal annual installments beginning on the first anniversary date of the grant of the option regardless of whether the optionee remains a director of the Company. The maximum number of shares that may be issued under the DLTIP is 2.4 million shares. For the years ended December 31, 2011, 2010 and 2009, grants under the DLTIP totaled 60 thousand shares, 77 thousand shares and 77 thousand shares, respectively.

          In general, the Company’s practice has been to issue shares related to its stock-based compensation program from shares of its common stock held in treasury. See Note 13 for further information regarding the Company’s share repurchase program.

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

	2011	2010	2009

Weighted average fair value of options at grant date	$18.08	$17.60	$15.78
Expected volatility	27.2%	26.8%	29.4%
Dividend yield	0.8%	0.7%	0.8%
Risk-free interest rate	2.7% - 3.1%	2.8% - 3.2%	2.1% - 2.3%
Expected holding period, in years	6.8 – 7.6	6.7 – 7.6	6.2 – 7.2

          The fair value of restricted stock awards and performance share units is the average market price of the Company’s common stock at the date of grant.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Transactions under the stock option plans for 2011 were as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)

Options outstanding, beginning of year	12,411	$46.96
Options granted	1,250	56.78
Options exercised	(3,141)	43.55
Options forfeited and cancelled	(211)	48.14

Options outstanding, end of year	10,309	$49.16	4.0	$91,855

Exercisable, end of year	7,964	$47.29	2.6	$85,825

Vested and expected to vest, end of year	9,035	$48.77	3.9	$84,038

          The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing common stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised in 2011, 2010 and 2009 was $43 million, $22 million and $44 million, respectively.

          As of December 31, 2011, there was $11 million of unrecognized stock-based compensation cost related to stock options which is expected to be recognized over a weighted average period of 1.8 years.

          The following summarizes the activity relative to stock awards, including restricted stock awards, restricted stock units and performance share units, for 2011, 2010 and 2009:

	2011		2010		2009

	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value	Shares (in thousands)	Weighted Average Grant Date Fair Value

Shares outstanding, beginning of year	2,140	$51.54	2,747	$50.27	1,505	$49.77
Shares granted	877	56.81	876	55.44	917	51.36
Shares vested	(930)	48.93	(742)	51.48	(360)	51.06
Shares forfeited and canceled	(100)	55.47	(130)	52.34	(60)	50.67
Adjustment to estimate of performance share units to be earned	(30)	53.23	(611)	51.33	745	50.35

Shares outstanding, end of year	1,957	$54.61	2,140	$51.54	2,747	$50.27

          As of December 31, 2011, there was $34 million of unrecognized stock-based compensation cost related to nonvested stock awards, which is expected to be recognized over a weighted average period of 1.7 years. Total fair value of shares vested was $53 million, $41 million and $16 million for the years ended December 31, 2011, 2010 and 2009, respectively. The amount of unrecognized stock-based compensation cost is subject to change based on revisions, if any, to management’s best estimates of the achievement of the performance goals specified in such awards and the resulting number of shares that will be earned at the end of the performance periods.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          For the years ended December 31, 2011, 2010 and 2009, stock-based compensation expense totaled $72 million, $54 million and $75 million, respectively. Income tax benefits related to stock-based compensation expense totaled $28 million, $21 million and $29 million for the years ended December 31, 2011, 2010 and 2009, respectively.

          Employee Stock Purchase Plan

          Under the Company’s Employee Stock Purchase Plan (“ESPP”), substantially all employees can elect to have up to 10% of their annual wages withheld to purchase Quest Diagnostics common stock. The purchase price of the stock is 85% of the market price of the Company’s common stock on the last business day of each calendar month. Under the ESPP, the maximum number of shares of Quest Diagnostics common stock which may be purchased by eligible employees is 5 million. Approximately 425, 464 and 445 thousand shares of common stock were purchased by eligible employees in 2011, 2010 and 2009, respectively.

          Defined Contribution Plans

          The Company maintains qualified defined contribution plans covering substantially all of its employees, and matches employee contributions up to a maximum of 6%. As of January 1, 2012, the maximum Company matching contribution was reduced from 6% to 5% of eligible employee compensation. The Company’s expense for contributions to its defined contribution plans aggregated $82 million, $79 million and $82 million for 2011, 2010 and 2009, respectively.

          Supplemental Deferred Compensation Plans

          The Company has a supplemental deferred compensation plan that is an unfunded, non-qualified plan that provides for certain management and highly compensated employees to defer up to 50% of their salary in excess of their defined contribution plan limits and for certain eligible employees, up to 95% of their variable incentive compensation. The Company matches employee contributions up to a maximum of 6%. As of January 1, 2012, the maximum Company matching contribution was reduced from 6% to 5% of eligible employee compensation. The compensation deferred under this plan, together with Company matching amounts, are credited with earnings or losses measured by the mirrored rate of return on investments elected by plan participants. Each plan participant is fully vested in all deferred compensation, Company match and earnings credited to their account. The Company maintains another unfunded, non-qualified supplemental deferred compensation plan that is not material. The amounts accrued under the Company’s deferred compensation plans were $47 million and $39 million at December 31, 2011 and 2010, respectively. Although the Company is currently contributing all participant deferrals and matching amounts to trusts, the funds in these trusts, totaling $47 million and $39 million at December 31, 2011 and 2010, respectively, are general assets of the Company and are subject to any claims of the Company’s creditors.

          The Company also offers certain employees the opportunity to participate in a non-qualified deferred compensation program. Eligible participants are allowed to defer up to 20 thousand dollars of eligible compensation per year. The Company matches employee contributions equal to 25%, up to a maximum of 5 thousand dollars per plan year. A participant’s deferrals, together with Company matching credits, are “invested” at the direction of the employee in a hypothetical portfolio of investments which are tracked by an administrator. Each participant is fully vested in their deferred compensation and vest in Company matching contributions over a four-year period at 25% per year. The amounts accrued under this plan were $25 million and $23 million at December 31, 2011 and 2010, respectively. The Company purchases life insurance policies, with the Company named as beneficiary of the policies, for the purpose of funding the program’s liability. The cash surrender value of such life insurance policies was $21 million and $20 million at December 31, 2011 and 2010, respectively.

          For the years ended December 31, 2011, 2010 and 2009, the Company’s expense for matching contributions to these plans were not material.

15. RELATED PARTY TRANSACTIONS

          At December 31, 2010, GSK beneficially owned approximately 18% of the outstanding shares of Quest Diagnostics common stock. On January 31, 2011, the Company agreed to repurchase from SB Holdings Capital Inc., a

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

wholly-owned subsidiary of GSK, approximately one-half of GSK’s ownership interest in the Company, or 15.4 million shares of the Company’s common stock at a purchase price of $54.30 per share for $835 million (the “Repurchase”).

          In a separate transaction on January 31, 2011, GSK agreed to sell in an underwritten offering to the public, its remaining ownership interest in the Company, or 15.4 million shares of the Company’s common stock (the “Offering”). The Company did not sell any shares of common stock in the Offering, which closed on February 4, 2011, and did not receive any of the proceeds. Subsequent to the Repurchase and the Offering, GSK no longer beneficially owned any shares of Quest Diagnostics common stock.

          Quest Diagnostics is the primary provider of testing to support GSK’s clinical trials testing requirements under a worldwide agreement (the “Clinical Trials Agreement”). Net revenues, primarily derived under the Clinical Trials Agreement, were $63 million and $72 million for 2010 and 2009, respectively. At December 31, 2010, accounts receivable due from GSK were $16 million.

          During 2009, the Company paid SmithKline Beecham approximately $10 million related to the realization of certain pre-acquisition tax benefits for net loss carryforwards that were payable to SmithKline Beecham pursuant to a tax indemnification arrangement. Amounts due to GSK at December 31, 2010 were not material.

16. COMMITMENTS AND CONTINGENCIES

          Letter of Credit Lines and Contractual Obligations

          The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which is renewed annually, matures on November 18, 2012 and is guaranteed by the Subsidiary Guarantors.

          In support of its risk management program, to ensure the Company’s performance or payment to third parties, $63 million in letters of credit were outstanding at December 31, 2011. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments. In addition, $5 million of bank guarantees were outstanding at December 31, 2011 in support of certain foreign operations.

          Minimum rental commitments under noncancelable operating leases, primarily real estate, in effect at December 31, 2011 are as follows:

Year ending December 31,

2012	$174,496
2013	131,661
2014	96,932
2015	70,203
2016	48,648
2017 and thereafter	116,567

Minimum lease payments	638,507
Noncancelable sub-lease income	(3,430)

Net minimum lease payments	$635,077

          Operating lease rental expense for 2011, 2010 and 2009 totaled $219 million, $196 million and $189 million, respectively. Rent expense associated with operating leases that include scheduled rent increases and tenant incentives, such as rent holidays, is recorded on a straight-line basis over the term of the lease.

          The Company has certain noncancelable commitments to purchase products or services from various suppliers, mainly for consulting and other service agreements, and standing orders to purchase reagents and other laboratory supplies. At December 31, 2011, the approximate total future purchase commitments are $70 million, of which $31 million are expected to be incurred in 2012, $32 million are expected to be incurred in 2013 through 2014 and the balance thereafter.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

           Contingent Lease Obligations

          The Company remains subject to contingent obligations under certain real estate leases that were entered into by certain predecessor companies of a subsidiary prior to the Company’s acquisition of the subsidiary. While over the course of many years, the title to the properties and interest in the subject leases have been transferred to third parties and the subject leases have been amended several times by such third parties, the lessors have not formally released the subsidiary predecessor companies from their original obligations under the leases and therefore remain contingently liable in the event of default. The remaining terms of the lease obligations and the Company’s corresponding indemnifications range from 12 to 36 years. The lease payments under certain leases are subject to market value adjustments and contingent rental payments and therefore, the total contingent obligations under the leases cannot be precisely determined but are likely to total several hundred million dollars. A claim against the Company would be made only upon the current lessee’s default and after a series of claims and corresponding defaults by third parties that precede the Company in the order of liability. The Company also has certain indemnification rights from other parties to recover losses in the event of default on the lease obligations. The Company believes that the likelihood of its performance under these contingent obligations is remote and no liability has been recorded for any potential payments under the contingent lease obligations.

          Settlement of California Lawsuit

          On May 9, 2011, the Company announced an agreement in principle to settle, and on May 19, 2011, the Company finalized a settlement of, a qui tam case filed by a competitor under the California False Claims Act in California state court (the “California Lawsuit”) related to the Company’s practices billing Medi-Cal, the California Medicaid program. While denying liability, in order to avoid the uncertainty, expense and risks of litigation, the Company agreed to resolve these matters for $241 million. The Company also agreed to certain reporting obligations regarding its pricing for a limited time period and, at the option of the Company in lieu of such obligations for a transitional period, to provide Medi-Cal with a discount (the “Transitional Discount”) until the end of July 2012. The Transitional Discount, to the extent provided, is not expected to have a material impact on the Company’s consolidated revenues or results of operations.

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

          Other Legal Matters

          The Company is involved in various legal proceedings. Some of the proceedings against the Company involve claims that could be substantial in amount.

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

          In April 2010, a putative class action was filed against the Company and NID in the U.S. District Court for the Eastern District of New York on behalf of entities that allegedly purchased or paid for certain of NID’s test kits. The complaint alleges that certain of NID’s test kits were defective and that defendants, among other things, violated RICO

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

and state consumer protection laws. The complaint alleges an unspecified amount of damages. The Company filed a motion to dismiss this complaint.

          In August 2010, a shareholder derivative action entitled Cornish v. Quest Diagnostics Incorporated, et al. was filed in New Jersey state court on behalf of the Company against the directors and certain officers of the Company. The complaint alleges that the defendants breached their fiduciary duties in connection with, among other things, alleged overcharges by the Company to Medi-Cal, the California Medicaid program, for testing services, and seeks unspecified compensatory damages and equitable relief. The action was dismissed without prejudice. On July 21, 2011, the action was re-filed. In June 2011 and October 2011, two additional shareholder derivative actions were filed in New Jersey state court raising allegations similar to those in the Cornish case. The Company filed motions to dismiss each of the three complaints.

          In November 2010, a putative class action entitled Seibert v. Quest Diagnostics Incorporated, et al. was filed against the Company and certain former officers of the Company in New Jersey state court, on behalf of the Company’s sales people nationwide who were over forty years old and who either resigned or were terminated after being placed on a performance improvement plan. The complaint alleges that the defendants’ conduct violates the New Jersey Law Against Discrimination (“NJLAD”), and seeks, among other things, unspecified damages. The defendants removed the complaint to the United States District Court for the District of New Jersey. The plaintiffs filed an amended complaint that adds claims under ERISA. The Company filed a motion seeking to limit the application of the NJLAD to only those members of the purported class who worked in New Jersey.

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

          In January 2012, a putative class action entitled Beery v. Quest Diagnostics Incorporated was filed in the United States District Court for the District of New Jersey against the Company and a subsidiary, on behalf of all female sales representatives employed by the defendants from February 17, 2010 to the present. The complaint alleges that the defendants discriminate against these female sales representatives on account of their gender, in violation of the federal civil rights and equal pay acts, and seeks, among other things, injunctive relief and monetary damages.

          In September 2009, the Company received a subpoena from the Michigan Attorney General’s Office seeking documents relating to the Company’s pricing and billing practices as they relate to Michigan’s Medicaid program. The Company cooperated with the requests. In January 2012, the State of Michigan intervened as a plaintiff in a civil lawsuit, Michigan ex rel. Hunter Laboratories LLC v. Quest Diagnostics Incorporated, et al., filed in Michigan Superior Court. The suit, originally filed by a competitor laboratory, alleges that the Company overcharged Michigan’s Medicaid program.

          In addition, the Company and certain of its subsidiaries have received subpoenas from state agencies in three states and from the Office of the Inspector General of the U.S. Department of Health and Human Services which seek documents relating to the Company’s billing practices. The Company is cooperating with the requests.

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

          Reserves for Legal Matters

          These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. Reserves for legal matters, primarily related to the California Lawsuit, totaled approximately $3 million and $10 million as of December 31, 2011 and 2010, respectively. As of December 31, 2011, the Company does not believe that any losses related to the other legal matters described above are probable. While the Company believes that a reasonable possibility exists that losses may have been incurred related to the other legal matters described above, based on the nature and status of these matters, potential losses, if any, cannot be estimated.

          Reserves for General and Professional Liability Claims

          As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company’s client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company’s insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company’s historical and projected loss experience. Such reserves totaled approximately $127 million and $130 million as of December 31, 2011 and 2010, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company’s financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company’s results of operations or cash flows in the period in which the impact of such claims is determined or paid.

17. DISCONTINUED OPERATIONS

          During the third quarter of 2006, the Company completed its wind down of NID, a test kit manufacturing subsidiary, and classified the operations of NID as discontinued operations. Results of operations for NID have been reported as discontinued operations in the accompanying consolidated statements of operations and related disclosures for all periods presented.

          On April 15, 2009, the Company finalized the resolution of the federal government investigation related to NID and entered into a final settlement agreement with the federal government. In the second quarter of 2009, the Company paid $268 million to settle the civil allegations. The Company also entered into a five-year corporate integrity agreement with the Office of Inspector General for the United States Department of Health and Human Services. In addition, NID pled guilty to a single count of felony misbranding and paid a $40 million fine. These payments totaling $308 million, which had been previously reserved, were funded out of cash on-hand and available credit facilities. During the third quarter of 2009, the Company finalized separate settlement agreements with certain states and paid approximately $6 million, which had been previously reserved for.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

          Summarized financial information for the discontinued operations of NID is set forth below:

	2011	2010	2009

Net revenues	$—	$—	$—

Loss from discontinued operations before income taxes	(366)	(22)	(2,361)
Income tax (expense) benefit	(1,216)	(1,765)	1,125

Loss from discontinued operations, net of taxes	$(1,582)	$(1,787)	$(1,236)

          The remaining balance sheet information related to NID was not material at December 31, 2011 and 2010.

18. BUSINESS SEGMENT INFORMATION

          Clinical testing is an essential element in the delivery of healthcare services. Physicians use clinical tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical testing is generally categorized as clinical laboratory testing and anatomic pathology services. Clinical laboratory testing is generally performed on whole blood, serum, plasma and other body fluids, such as urine, and specimens such as microbiology samples. Anatomic pathology services are principally for the detection of cancer and are performed on tissues, such as biopsies, and other samples, such as human cells. Customers of the clinical testing business include patients, physicians, hospitals, employers, governmental institutions and other commercial clinical laboratories. The clinical testing business accounted for greater than 90% of net revenues from continuing operations in 2011, 2010 and 2009.

          All other operating segments include the Company’s non-clinical testing businesses and consist of its risk assessment services, clinical trials testing, healthcare information technology, and diagnostics products businesses. The Company’s risk assessment services business provides underwriting support services to the life insurance industry including electronic data collection, specimen collection and paramedical examinations, laboratory testing, medical record retrieval, case management, motor vehicle reports, telephone inspections, prescription histories and credit checks. The Company’s clinical trials testing business provides clinical testing performed in connection with clinical research trials on new drugs, vaccines and certain medical devices. The Company’s healthcare information technology business is a developer and integrator of clinical connectivity and data management solutions for healthcare organizations, physicians and clinicians that can help improve patient care and medical practice. The Company’s diagnostics products business manufactures and markets products that enable healthcare professionals to make healthcare diagnoses, including products for point-of-care, or near-patient, testing for the professional market. During the second quarter of 2011, the Company acquired Athena and Celera (see Note 4 for further details). Athena is included in the Company’s clinical laboratory testing business. The majority of Celera’s operations are included in the Company’s clinical laboratory testing business, with the remainder in other operating segments.

          On April 19, 2006, the Company decided to discontinue NID’s operations and results of operations for NID have been classified as discontinued operations for all years presented (see Note 17).

          At December 31, 2011, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

          The following table is a summary of segment information for the years ended December 31, 2011, 2010 and 2009. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, including amortization of intangible assets and the charge to earnings in the first quarter of 2011 of $236 million related to the settlement of the California Lawsuit (see Note 16), are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

	2011	2010	2009

Net revenues:
Clinical testing business	$6,814,456	$6,738,604	$6,824,149
All other operating segments	696,034	630,321	631,094

Total net revenues	$7,510,490	$7,368,925	$7,455,243

Operating earnings (loss):
Clinical testing business	$1,403,797	$1,424,173	$1,491,131
All other operating segments	73,356	44,314	59,862
General corporate expenses	(482,105)	(172,952)	(191,882)

Total operating income	995,048	1,295,535	1,359,111
Non-operating expenses, net	(138,816)	(111,200)	(131,179)

Income from continuing operations before taxes	856,232	1,184,335	1,227,932
Income tax expense	349,000	425,531	460,474

Income from continuing operations	507,232	758,804	767,458
Loss from discontinued operations, net of taxes	(1,582)	(1,787)	(1,236)

Net income	505,650	757,017	766,222
Less: Net income attributable to noncontrolling interests	35,083	36,123	37,111

Net income attributable to Quest Diagnostics	$470,567	$720,894	$729,111

	2011	2010	2009

Depreciation and amortization:
Clinical testing business	$188,820	$194,655	$200,905
All other operating segments	21,356	17,457	17,337
General corporate	70,926	41,852	38,445

Total depreciation and amortization	$281,102	$253,964	$256,687

Capital expenditures:
Clinical testing business	$132,024	$166,445	$136,248
All other operating segments	22,706	29,803	23,592
General corporate	6,826	9,152	7,088

Total capital expenditures	$161,556	$205,400	$166,928

19. SUMMARIZED FINANCIAL INFORMATION

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Balance Sheet
December 31, 2011

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash and cash equivalents	$71,762	$44,053	$49,071	$—	$164,886
Accounts receivable, net	10,846	178,813	716,796	—	906,455
Other current assets	51,292	188,978	91,686	(2,037)	329,919

Total current assets	133,900	411,844	857,553	(2,037)	1,401,260
Property, plant and equipment, net	164,785	591,962	43,024	—	799,771
Goodwill and intangible assets, net	155,596	6,228,611	447,170	—	6,831,377
Intercompany receivable (payable)	(566,071)	819,486	(253,415)	—	—
Investment in subsidiaries	7,963,131	—	—	(7,963,131)	—
Other assets	318,944	39,965	48,580	(126,518)	280,971

Total assets	$8,170,285	$8,091,868	$1,142,912	$(8,091,686)	$9,313,379

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$694,846	$172,207	$41,748	$(2,037)	$906,764
Short-term borrowings and current portion of long-term debt	561,438	7,327	85,630	—	654,395

Total current liabilities	1,256,284	179,534	127,378	(2,037)	1,561,159
Long-term debt	3,026,235	18,606	325,681	—	3,370,522
Other liabilities	194,894	544,504	53,819	(126,518)	666,699
Stockholders’ equity:
Quest Diagnostics stockholders’ equity	3,692,872	7,349,224	613,907	(7,963,131)	3,692,872
Noncontrolling interests	—	—	22,127	—	22,127

Total stockholders’ equity	3,692,872	7,349,224	636,034	(7,963,131)	3,714,999

Total liabilities and stockholders’ equity	$8,170,285	$8,091,868	$1,142,912	$(8,091,686)	$9,313,379

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2011

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net revenues	$792,912	$6,235,212	$745,520	$(263,154)	$7,510,490

Operating costs and expenses:
Cost of services	494,167	3,632,887	268,279	—	4,395,333
Selling, general and administrative	151,573	1,316,384	375,925	(29,567)	1,814,315
Amortization of intangible assets	1,036	59,583	6,413	—	67,032
Royalty (income) expense	(413,584)	413,584	—	—	—
Other operating expense, net	235,797	1,166	1,799	—	238,762

Total operating costs and expenses	468,989	5,423,604	652,416	(29,567)	6,515,442

Operating income	323,923	811,608	93,104	(233,587)	995,048
Non-operating (expense) income, net	(168,821)	(208,790)	5,208	233,587	(138,816)

Income from continuing operations before taxes	155,102	602,818	98,312	—	856,232
Income tax expense	88,185	235,920	24,895	—	349,000

Income from continuing operations	66,917	366,898	73,417	—	507,232
Loss from discontinued operations, net of taxes	—	(1,582)	—	—	(1,582)
Equity earnings from subsidiaries	403,650	—	—	(403,650)	—

Net income	470,567	365,316	73,417	(403,650)	505,650
Less: Net income attributable to noncontrolling interests	—	—	35,083	—	35,083

Net income attributable to Quest Diagnostics	$470,567	$365,316	$38,334	$(403,650)	$470,567

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$470,567	$365,316	$73,417	$(403,650)	$505,650
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,120	219,476	16,506	—	281,102
Provision for doubtful accounts	5,306	57,924	216,362	—	279,592
Provision for special charge	236,000	—	—	—	236,000
Other, net	(390,503)	87,699	3,845	403,650	104,691
Changes in operating assets and liabilities	34,580	(323,505)	(222,636)	—	(511,561)

Net cash provided by operating activities	401,070	406,910	87,494	—	895,474
Net cash used in investing activities	(1,205,686)	(225,503)	(13,504)	201,258	(1,243,435)
Net cash provided by (used in) financing activities	483,853	(138,282)	(80,767)	(201,258)	63,546

Net change in cash and cash equivalents	(320,763)	43,125	(6,777)	—	(284,415)
Cash and cash equivalents, beginning of year	392,525	928	55,848	—	449,301

Cash and cash equivalents, end of year	$71,762	$44,053	$49,071	$—	$164,886

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$720,894	$340,945	$90,580	$(395,402)	$757,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,310	188,705	15,949	—	253,964
Provision for doubtful accounts	5,164	55,240	231,333	—	291,737
Other, net	(352,975)	13,547	1,158	395,402	57,132
Changes in operating assets and liabilities	450,897	(474,476)	(218,224)	—	(241,803)

Net cash provided by operating activities	873,290	123,961	120,796	—	1,118,047
Net cash used in investing activities	(120)	(144,863)	(7,725)	(63,802)	(216,510)
Net cash (used in) provided by financing activities	(945,603)	4,373	(109,064)	63,802	(986,492)

Net change in cash and cash equivalents	(72,433)	(16,529)	4,007	—	(84,955)
Cash and cash equivalents, beginning of year	464,958	17,457	51,841	—	534,256

Cash and cash equivalents, end of year	$392,525	$928	$55,848	$—	$449,301

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2009

	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$729,111	$394,096	$102,898	$(459,883)	$766,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,627	185,743	16,317	—	256,687
Provision for doubtful accounts	5,986	68,089	246,899	—	320,974
Other, net	(381,358)	96,546	7,267	459,883	182,338
Changes in operating assets and liabilities	228,809	(559,602)	(198,010)	—	(528,803)

Net cash provided by operating activities	637,175	184,872	175,371	—	997,418
Net cash (used in) provided by investing activities	(15,549)	(160,259)	14,372	(34,468)	(195,904)
Net cash used in financing activities	(375,233)	(13,871)	(166,568)	34,468	(521,204)

Net change in cash and cash equivalents	246,393	10,742	23,175	—	280,310
Cash and cash equivalents, beginning of year	218,565	6,715	28,666	—	253,946

Cash and cash equivalents, end of year	$464,958	$17,457	$51,841	$—	$534,256

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
Quarterly Operating Results (unaudited)
(in thousands, except per share data)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

2011 (a)	(b)	(c) (d)	(e)	(f)

Net revenues	$1,821,577	$1,903,201	$1,906,405	$1,879,307	$7,510,490
Gross profit	724,579	798,807	789,831	801,940	3,115,157

Income (loss) from continuing operations	(46,288)	172,034	182,143	199,343	507,232
Loss from discontinued operations, net of taxes	(374)	(507)	(250)	(451)	(1,582)

Net income (loss)	(46,662)	171,527	181,893	198,892	505,650
Less: Net income attributable to noncontrolling interests	7,199	8,384	10,045	9,455	35,083

Net income (loss) attributable to Quest Diagnostics	$(53,861)	$163,143	$171,848	$189,437	$470,567

Amounts attributable to Quest Diagnostics’ stockholders:
Income (loss) from continuing operations	$(53,487)	$163,650	$172,098	$189,888	$472,149
Loss from discontinued operations, net of taxes	(374)	(507)	(250)	(451)	(1,582)

Net income (loss)	$(53,861)	$163,143	$171,848	$189,437	$470,567

Earnings per share attributable to Quest Diagnostics’ stockholders – basic:
Income (loss) from continuing operations	$(0.33)	$1.03	$1.08	$1.20	$2.96
Loss from discontinued operations	—	—	—	—	(0.01)

Net income (loss)	$(0.33)	$1.03	$1.08	$1.20	$2.95

Earnings per share attributable to Quest Diagnostics’ stockholders – diluted:
Income (loss) from continuing operations	$(0.33)	$1.02	$1.08	$1.19	$2.93
Loss from discontinued operations	—	—	(0.01)	—	(0.01)

Net income (loss)	$(0.33)	$1.02	$1.07	$1.19	$2.92

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
Quarterly Operating Results (unaudited) – Continued
(in thousands, except per share data)

2010 (a)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

	(g)		(h)	(i)
Net revenues	$1,805,503	$1,874,727	$1,864,655	$1,824,040	$7,368,925
Gross profit	739,130	795,756	773,190	743,602	3,051,678

Income from continuing operations	171,205	204,142	208,116	175,341	758,804
Loss from discontinued operations, net of taxes	(52)	(266)	(360)	(1,109)	(1,787)

Net income	171,153	203,876	207,756	174,232	757,017
Less: Net income attributable to noncontrolling interests	8,705	9,261	9,681	8,476	36,123

Net income attributable to Quest Diagnostics	$162,448	$194,615	$198,075	$165,756	$720,894

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$162,500	$194,881	$198,435	$166,865	$722,681
Loss from discontinued operations, net of taxes	(52)	(266)	(360)	(1,109)	(1,787)

Net income	$162,448	$194,615	$198,075	$165,756	$720,894

Earnings per share attributable to Quest Diagnostics’ stockholders – basic:
Income from continuing operations	$0.90	$1.08	$1.14	$0.97	$4.09
Loss from discontinued operations	—	—	—	(0.01)	(0.01)

Net income	$0.90	$1.08	$1.14	$0.96	$4.08

Earnings per share attributable to Quest Diagnostics’ stockholders – diluted:
Income from continuing operations	$0.89	$1.07	$1.13	$0.97	$4.06
Loss from discontinued operations	—	—	—	(0.01)	(0.01)

Net income	$0.89	$1.07	$1.13	$0.96	$4.05

(a)

During the third quarter of 2006, the Company completed its wind down of NID and classified the operations of NID as discontinued operations. Results of operations have been prepared to report the results of NID as discontinued operations for all periods presented (see Note 17).

(b)

Includes a pre-tax charge in “other operating expense (income), net” in the first quarter of 2011 of $236 million, associated with the settlement of the California Lawsuit (see Note 16). Also includes $13.3 million of pre-tax charges, principally associated with workforce reductions. Of these costs, $9.0 million and $4.3 million were included in cost of services and selling, general and administrative expenses, respectively. Results for the first quarter also includes $4.7 million of pre-tax transaction costs, associated with the acquisitions of Athena and Celera (see Note 4). Of these costs, $2.3 million, primarily related to professional and filing fees, was recorded in selling, general and administrative expenses and $2.4 million of financing related costs were recorded in interest expense, net. In addition, management estimates that the impact of severe weather during the first quarter adversely affected operating income by $18.5 million.

(c)	On April 4, 2011, we completed the acquisition of Athena. On May 17, 2011, we completed the acquisition of Celera (see Note 4).
(d)

Includes pre-tax transaction costs of $15.1 million associated with the acquisitions of Athena and Celera (see Note 4). Of these costs, $14.3 million, primarily related to professional fees, were recorded in selling, general and administrative expenses and $0.8 million of financing related costs were included in interest expense, net. In addition, results for the second quarter include $6.0 million of pre-tax integration charges, primarily associated with workforce reductions, related to the acqusitions of Athena and Celera.

(e)

Includes pre-tax charges of $27.3 million, principally associated with workforce reductions. Of these costs, $15.9 million and $11.4 million were included in cost of services and selling, general and administrative expenses, respectively. Also includes discrete income tax benefits of $7.9 million.

(f)

Includes restructuring and integration charges of $5.7 million of which $8.7 million is principally associated with professional fees incurred in conjunction with further restructuring and integrating the Company. The remainder is primarily associated with the reversal of certain previously established reserves for restructuring activities, principally associated with workforce reductions. Of the total $5.7 million, $8.4 million was included in selling, general and administrative expenses, with the remaining $2.7 million representing a reduction in cost of services. Also includes pre-tax charges of $5.6 million, principally representing severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of the Company’s CEO. In addition, results for the fourth quarter also include discrete income tax benefits of $12.6 million.

(g)

Includes pre-tax charges of $17.3 million, principally associated with workforce reductions. Of these costs, $4.5 million and $12.8 million were included in cost of services and selling, general and administrative expenses, respectively. In addition, management estimates that the impact of severe weather during the first quarter of 2010 adversely affected operating income by $14.1 million.

(h)	Includes discrete income tax benefits of $14.4 million.
(i)

Includes $9.6 million of pre-tax charges, primarily related to workforce reductions. Of these costs, $1.9 million and $7.7 million were included in cost of services and selling, general and administrative expenses, respectively. In addition, the Company recorded pre-tax charges of $9.6 million associated with the settlement of employment litigation. Results for the fourth quarter of 2010 also include discrete income tax benefits of $9.1 million.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
SCHEDULE II - VALUATION ACCOUNTS AND RESERVES
(in thousands)

	Balance at 1-1-11	Provision for Doubtful Accounts	Net Deductions and Other		Balance at 12-31-11

Year ended December 31, 2011
Doubtful accounts and allowances	$228,917	$279,592	$271,170	(a)	$237,339

	Balance at 1-1-10	Provision for Doubtful Accounts	Net Deductions and Other		Balance at 12-31-10

Year ended December 31, 2010
Doubtful accounts and allowances	$238,206	$291,737	$301,026	(a)	$228,917

	Balance at 1-1-09	Provision for Doubtful Accounts	Net Deductions and Other		Balance at 12-31-09

Year ended December 31, 2009
Doubtful accounts and allowances	$261,334	$320,974	$344,102	(a)	$238,206

(a)	Primarily represents the write-off of accounts receivable, net of recoveries.

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

EXHIBITS TO FORM 10-K
For the fiscal year ended December 31, 2011
Commission File No. 001-12215

QUEST DIAGNOSTICS INCORPORATED

Exhibit Number	Description

3.1

Restated Certificate of Incorporation (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011 and incorporated herein by reference) (Commission File Number 001-12215)

3.2

Amendment of the Restated Certificate of Incorporation (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference) (Commission file Number 001-12215)

3.3

Amended and Restated By-Laws of the Company (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: February 16, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

4.1

Form of 5.45% Exchange Senior Note due 2015, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 1, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.2

Form of 6.40% Senior Note due 2017, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission file Number 001-12215)

4.3

Form of 6.95% Senior Note due 2037, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission file Number 001-12215)

4.4

Form of 4.750% Senior Note due 2020, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference) (Commission file Number 001-12215)

4.5

Form of 5.750% Senior Note due 2040, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference) (Commission file Number 001-12215)

4.6

Form of 3.200% Senior Note due 2016, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: March 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

4.7

Form of 4.700% Senior Note due 2021, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: March 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

4.8

Form of Floating Rate Senior Note due 2014, including the form of guarantee endorsed thereon (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: March 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

4.9

Indenture dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and the Trustee (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.10

First Supplemental Indenture, dated as of June 27, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 27, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.11

Second Supplemental Indenture, dated as of November 26, 2001, among the Company, the Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 26, 2001) and incorporated herein by reference) (Commission File Number 001-12215)

4.12

Third Supplemental Indenture, dated as of April 4, 2002, among the Company, the Additional Subsidiary Guarantors, and The Bank of New York (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: April 1, 2002) and incorporated herein by reference) (Commission File Number 001-12215)

4.13

Fourth Supplemental Indenture dated as of March 19, 2003, among Unilab Corporation (f/k/a Quest Diagnostics Newco Incorporated), the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2003 and incorporated herein by reference) (Commission File Number 001-12215)

4.14

Fifth Supplemental Indenture dated as of April 16, 2004, among Unilab Acquisition Corporation (d/b/a FNA Clinics of America), the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004 and incorporated herein by reference) (Commission File Number 001-12215)

4.15

Sixth Supplemental Indenture dated as of October 31, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: October 31, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.16

Seventh Supplemental Indenture dated as of November 21, 2005, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 21, 2005) and incorporated herein by reference) (Commission File Number 001-12215)

4.17

Eighth Supplemental Indenture dated as of July 31, 2006, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: July 31, 2006) and incorporated herein by reference) (Commission File Number 001-12215)

4.18

Ninth Supplemental Indenture dated as of September 30, 2006, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: September 30, 2006) and incorporated herein by reference) (Commission File Number 001-12215)

4.19

Tenth Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.20

Eleventh Supplemental Indenture dated as of June 22, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.21

Twelfth Supplemental Indenture dated as of June 25, 2007, among the Company, The Bank of New York, and the Additional Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: June 19, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

4.22

Thirteenth Supplemental Indenture dated as of November 17, 2009, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: November 17, 2009) and incorporated herein by reference) (Commission File Number 001-12215)

4.23

Fourteenth Supplemental Indenture dated as of March 24, 2011, among the Company, The Bank of New York, and the Subsidiary Guarantors (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: March 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

4.24*

Fifteenth Supplemental Indenture dated as of November 30, 2011, among the Company, The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York, and the Subsidiary Guarantors

10.1

Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference) (Commission File Number 001-12215)

10.2

Amendment No. 1 dated as of December 12, 2008 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008, among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo- Mitsubishi UFJ, Ltd., New York Branch, as Administrative Agent (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.3

Amendment No. 2 dated as of December 11, 2009 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo- Mitsubishi, UFJ, Ltd., New York Branch, as Administrative Agent (filed as an Exhibit to the Company’s 2009 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.4

Amendment No. 3 dated as of December 10, 2010 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo- Mitsubishi, UFJ, Ltd., New York Branch as Administrative Agent (filed as an Exhibit to the Company’s 2010 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.5*

Amendment No. 4 dated as of December 9, 2011 to Fourth Amended and Restated Credit and Security Agreement dated as of June 11, 2008 among Quest Diagnostics Receivables Inc., as Borrower, the Company, as Servicer, each of the lenders party thereto and The Bank of Tokyo-Mitsubishi, UFJ, Ltd., New York Branch as Administrative Agent

10.6

Third Amended and Restated Receivables Sale Agreement dated as of December 12, 2008, among the Company, its subsidiaries who are or become a seller thereunder, as the Sellers, and Quest Diagnostics Receivables Inc., as the Buyer (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.7

Credit Agreement dated as of May 31, 2007, among the Company, certain subsidiary guarantors of the Company, the lenders party thereto, Bank of America, N.A., as Administrative Agent, Morgan Stanley Senior Funding, Inc., as Syndication Agent, Barclays Bank Plc, JPMorgan Chase Bank, N.A., Merrill Lynch Bank, USA and Wachovia Bank, National Association, as co-Documentation Agents, and Morgan Stanley Senior Funding, Inc. and Banc of America Securities LLC, as Joint Lead Arrangers and Joint Book Runners (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: May 31, 2007) and incorporated herein by reference) (Commission File Number 001-12215)

10.8

Common Stock Purchase Agreement dated January 31, 2011 by and between Quest Diagnostics Incorporated and GlaxoSmithKline plc. (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference) (Commission File Number 001-12215)

10.9

Amended and Restated Employee Stock Purchase Plan (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2007 and incorporated herein by reference) (Commission File Number 001-12215)

10.10‡

1996 Employee Equity Participation Program, as amended (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference) (Commission File Number 001-12215)

10.11‡

Equity Award Agreement dated as of March 4, 2008 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference) (Commission File Number 001-12215)

10.12‡

Equity Award Agreement (CEO) dated as of March 4, 2008 between the Company and Surya N. Mohapatra (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2008 and incorporated herein by reference) (Commission File Number 001-12215)

10.13‡

Amended and Restated Quest Diagnostics Incorporated Employee Long-Term Incentive Plan as amended April 15, 2009 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference) (Commission File Number 001-12215)

10.14‡

Form of Non-Qualified Stock Option Agreement (filed as an Exhibit to the Company’s current report on Form 8-K (Date of report: February 15, 2006) and incorporated herein by reference) (Commission File Number 001-12215)

10.15‡

Form of Non-Qualified Stock Option Agreement dated as of February 12, 2007 (filed as an Exhibit to the Company’s 2006 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.16‡

Non-Qualified Stock Option Agreement, dated as of February 12, 2007, between the Company and Surya N. Mohapatra (filed as an Exhibit to the Company’s 2007 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.17‡

Form of Performance Share Award Agreement (2007-2009 Performance Period) (filed as an Exhibit to the Company’s 2006 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.18‡

Form of Performance Share Award Agreement (2006-2008 performance period) (filed as an Exhibit to the Company’s current report on Form 8-K (Date of report: February 15, 2006) and incorporated herein by reference) (Commission File Number 001-12215)

10.19‡

Performance Share Award Agreement, dated as of February 12, 2007, between the Company and Surya N. Mohapatra (filed as an Exhibit to the Company’s 2007 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.20‡

Amended and Restated Quest Diagnostics Incorporated Long-Term Incentive Plan for Non-Employee Directors as amended April 15, 2009 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2009 and incorporated herein by reference) (Commission File Number 001-12215)

10.21‡

Amended and Restated Deferred Compensation Plan For Directors as amended October 31, 2008 (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.22‡

Amended and Restated Employment Agreement between the Company and Surya N. Mohapatra dated as of November 7, 2008 (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.23‡

Letter Agreement between Surya N. Mohapatra and the Company, dated October 21, 2011 (filed as an Exhibit to the Company’s current report on Form 8-K (Date of Report: October 21, 2011) and incorporated herein by reference) (Commission File Number 001-12215)

10.24‡

Supplemental Deferred Compensation Plan (Post 2004) amended December 30, 2008 (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.25‡

Supplemental Deferred Compensation Plan (Pre-2005) amended December 30, 2008 (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.26‡

Quest Diagnostics Incorporated Supplemental Executive Retirement Plan, as amended effective November 7, 2008 (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.27‡	Senior Management Incentive Plan (filed as Appendix A to the Company’s Definitive Proxy Statement dated March 28, 2003 and incorporated herein by reference) (Commission File Number 001-12215)

10.28‡

Amended and Restated Quest Diagnostics Incorporated Executive Officer Severance Plan (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2011and incorporated herein by reference) (Commission File Number 001-12215)

10.29‡

AmeriPath Group Holdings, Inc. 2006 Stock Option and Restricted Stock Purchase Plan (filed as an Exhibit to the Company’s registration statement on Form S-8 and incorporated herein by reference) (Commission File Number 333-143889)

10.30‡

Amendment dated as of August 17, 2007 to the AmeriPath Group Holdings, Inc. 2006 Stock Option and Restricted Stock Purchase Plan (filed as an Exhibit to the Company’s 2007 Annual Report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.31‡

Profit Sharing Plan of Quest Diagnostics Incorporated, Amended and Restated as of January 1, 2007 (filed as an Exhibit to the Company’s 2007 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.32‡

Amended and Restated 401(k) Savings Plan of Quest Diagnostics Incorporated, as of December 21, 2010 (filed as an Exhibit to the Company’s 2010 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.33*‡	Amendment No. 1 to the 401(k) Savings Plan of Quest Diagnostics Incorporated dated December 21, 2011

10.34‡

Amendment to the Profit Sharing Plan of Quest Diagnostics Incorporated dated as of December 23, 2008 (filed as an Exhibit to the Company’s 2008 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.35‡

Amendment No. 2 to the Profit Sharing Plan of Quest Diagnostics Incorporated as of December 22, 2009 (filed as an Exhibit to the Company’s 2009 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.36‡

Amendment No. 3 to the Profit Sharing Plan of Quest Diagnostics Incorporated dated November 19, 2010 (filed as an Exhibit to the Company’s 2010 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.37‡

Amendment No. 4 to the Profit Sharing Plan of Quest Diagnostics Incorporated dated December 21, 2010 (filed as an Exhibit to the Company’s 2010 annual report on Form 10-K and incorporated herein by reference) (Commission File Number 001-12215)

10.38*‡	Amendment No. 5 to the Profit Sharing Plan of Quest Diagnostics Incorporated dated December 21, 2011

10.39

Confirmation between Quest Diagnostics Incorporated and Barclays Bank plc acting through its agent Barclays Capital, Inc. dated January 28, 2010 (filed as an Exhibit to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2011 and incorporated herein by reference) (Commission File Number 001-12215)

10.40*‡	Form of Non-Employee Director Equity Award Agreement

10.41*‡	Form of Non-Employee Director Elective Option Award Agreement

10.42‡

Employment Agreement between the Company and Kathy Ordoñez, dated as of March 17, 2011 (filed as an Exhibit to the Company’s Schedule TO on March 28, 2011 and incorporated herein by reference) (Commission File Number 001-12215)

11.1

Statement re: Computation of Earnings Per Common Share (the calculation of per share earnings is in Part II, Item 8, Note 3 to the consolidated financial statements (Earnings Per Share) and is omitted in accordance with Item 601(b)(11) of Regulation S-K)

21.1*	Subsidiaries of Quest Diagnostics Incorporated

23.1*	Consent of PricewaterhouseCoopers LLP

24.1*	Power of Attorney (included on signature page)

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1**	Section 1350 Certification of Chief Executive Officer

32.2**	Section 1350 Certification of Chief Financial Officer

101.INS*	dgx-20111231.xml

101.SCH*	dgx-20111231.xsd

101.CAL*	dgx-20111231_cal.xml

101.DEF*	dgx-20111231_def.xml

101.LAB*	dgx-20111231_lab.xml

101.PRE*	dgx-20111231_pre.xml

*	Filed herewith.

**	Furnished herewith.

‡	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.