Form 10-Q
period 2012-03-31
QUEST DIAGNOSTICS INC
filed 2012-04-27
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
Commission file number 001-12215

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of April 19, 2012, there were outstanding 158,650,374 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(unaudited)
(in thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Net revenues	$1,936,456	$1,821,577

Operating costs and expenses:
Cost of services	1,116,538	1,096,998
Selling, general and administrative	500,641	447,858
Amortization of intangible assets	20,231	9,849
Other operating (income) expense, net	(539)	235,912
Total operating costs and expenses	1,636,871	1,790,617

Operating income	299,585	30,960

Other income (expense):
Interest expense, net	(42,333)	(37,929)
Equity earnings in unconsolidated joint ventures	7,609	7,699
Other income, net	4,757	2,208
Total non-operating expenses, net	(29,967)	(28,022)

Income from continuing operations before taxes	269,618	2,938
Income tax expense	101,377	49,226
Income (loss) from continuing operations	168,241	(46,288)
Income (loss) from discontinued operations, net of taxes	274	(374)
Net income (loss)	168,515	(46,662)

Less: Net income attributable to noncontrolling interests	9,397	7,199
Net income (loss) attributable to Quest Diagnostics	$159,118	$(53,861)

Amounts attributable to Quest Diagnostics’ stockholders:
Income (loss) from continuing operations	$158,844	$(53,487)
Income (loss) from discontinued operations, net of taxes	274	(374)
Net income (loss)	$159,118	$(53,861)

Earnings (loss) per share attributable to Quest Diagnostics’ common stockholders - basic:
Income (loss) from continuing operations	$1.00	$(0.33)
Income (loss) from discontinued operations	—	—
Net income (loss)	$1.00	$(0.33)

Earnings (loss) per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income (loss) from continuing operations	$0.99	$(0.33)
Income (loss) from discontinued operations	—	—
Net income (loss)	$0.99	$(0.33)

Weighted average common shares outstanding:
Basic	158,293	161,489
Diluted	159,706	161,489

Dividends per common share	$0.17	$0.10
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$168,515	$(46,662)

Other comprehensive income (loss):
Currency translation	18,216	24,504
Market valuation, net of tax	201	(1,250)
Net deferred loss on cash flow hedges	210	(1,671)
Other comprehensive income	18,627	21,583

Comprehensive income (loss)	187,142	(25,079)
Less: Comprehensive income attributable to noncontrolling interests	9,397	7,199
Comprehensive income (loss) attributable to Quest Diagnostics	$177,745	$(32,278)
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2012 AND DECEMBER 31, 2011
(in thousands, except per share data)

	March 31, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$145,439	$164,886
Accounts receivable, net of allowance for doubtful accounts of $249,513 and $237,339 at March 31, 2012 and December 31, 2011, respectively	973,888	906,455
Inventories	88,262	89,132
Deferred income taxes	171,815	153,328
Prepaid expenses and other current assets	139,200	87,459
Total current assets	1,518,604	1,401,260
Property, plant and equipment, net	781,427	799,771
Goodwill	5,835,075	5,795,765
Intangible assets, net	1,041,513	1,035,612
Other assets	274,825	280,971
Total assets	$9,451,444	$9,313,379

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$971,092	$906,764
Short-term borrowings and current portion of long-term debt	554,356	654,395
Total current liabilities	1,525,448	1,561,159
Long-term debt	3,365,257	3,370,522
Other liabilities	664,682	666,699
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both March 31, 2012 and December 31, 2011; 215,059 shares and 214,607 shares issued at March 31, 2012 and December 31, 2011, respectively	2,151	2,146
Additional paid-in capital	2,347,152	2,347,518
Retained earnings	4,395,647	4,263,599
Accumulated other comprehensive income (loss)	10,560	(8,067)
Treasury stock, at cost; 56,541 shares and 57,187 shares at March 31, 2012 and December 31, 2011, respectively	(2,886,217)	(2,912,324)
Total Quest Diagnostics stockholders’ equity	3,869,293	3,692,872
Noncontrolling interests	26,764	22,127
Total stockholders’ equity	3,896,057	3,714,999
Total liabilities and stockholders’ equity	$9,451,444	$9,313,379
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(unaudited)
(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$168,515	$(46,662)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	72,174	63,365
Provision for doubtful accounts	80,718	77,376
Deferred income tax benefit	(15,437)	(38,766)
Stock-based compensation expense	20,068	18,945
Excess tax benefits from stock-based compensation arrangements	(3,298)	(4,680)
Provision for special charge	—	236,000
Other, net	(197)	3,474
Changes in operating assets and liabilities:
Accounts receivable	(147,174)	(171,275)
Accounts payable and accrued expenses	(116,209)	(47,126)
Income taxes payable	112,039	78,676
Other assets and liabilities, net	(9,932)	(8,747)
Net cash provided by operating activities	161,267	160,580

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(50,556)	—
Capital expenditures	(29,998)	(38,991)
Increase in investments and other assets	(2,689)	(1,762)
Net cash used in investing activities	(83,243)	(40,753)

Cash flows from financing activities:
Proceeds from borrowings	365,000	1,818,329
Repayments of debt	(467,312)	(576,891)
Purchases of treasury stock	(50,000)	(835,001)
Exercise of stock options	64,399	53,788
Excess tax benefits from stock-based compensation arrangements	3,298	4,680
Dividends paid	(26,900)	(17,136)
Distributions to noncontrolling interests	(5,884)	(5,268)
Other financing activities	19,928	(17,387)
Net cash (used in) provided by financing activities	(97,471)	425,114

Net change in cash and cash equivalents	(19,447)	544,941
Cash and cash equivalents, beginning of period	164,886	449,301
Cash and cash equivalents, end of period	$145,439	$994,242

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(unaudited)
(in thousands)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2011	157,420	$2,146	$2,347,518	$4,263,599	$(8,067)	$(2,912,324)	$22,127	$3,714,999
Net income				159,118			9,397	168,515
Other comprehensive income, net of tax					18,627			18,627
Dividends declared				(27,070)				(27,070)
Distributions to noncontrolling interests							(5,884)	(5,884)
Issuance of common stock under benefit plans	851	8	659			3,920		4,587
Stock-based compensation expense			19,258			810		20,068
Exercise of stock options	1,401		(6,978)			71,377		64,399
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(307)	(3)	(17,730)					(17,733)
Tax benefits associated with stock-based compensation plans			4,425					4,425
Purchases of treasury stock	(847)					(50,000)		(50,000)
Other							1,124	1,124
Balance, March 31, 2012	158,518	$2,151	$2,347,152	$4,395,647	$10,560	$(2,886,217)	$26,764	$3,896,057

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2010	170,717	$2,142	$2,311,421	$3,867,420	$10,626	$(2,158,129)	$20,645	$4,054,125
Net income (loss)				(53,861)			7,199	(46,662)
Other comprehensive income, net of tax					21,583			21,583
Dividends declared				(15,763)				(15,763)
Distributions to noncontrolling interests							(5,268)	(5,268)
Issuance of common stock under benefit plans	839	7	562			4,098		4,667
Stock-based compensation expense			18,121			824		18,945
Exercise of stock options	1,285		(11,032)			64,820		53,788
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(334)	(3)	(19,010)					(19,013)
Tax benefits associated with stock-based compensation plans			5,765					5,765
Purchases of treasury stock	(15,378)					(835,001)		(835,001)
Other							838	838
Balance, March 31, 2011	157,129	$2,146	$2,305,827	$3,797,796	$32,209	$(2,923,388)	$23,414	$3,238,004

The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands unless otherwise indicated)

1.    DESCRIPTION OF BUSINESS

Background

Quest Diagnostics Incorporated and its subsidiaries ("Quest Diagnostics" or the "Company") is the world's leading provider of diagnostic testing, information and services, providing insights that enable patients and physicians to make better healthcare decisions. Quest Diagnostics offers patients and physicians the broadest access to diagnostic laboratory services through the Company's nationwide network of laboratories and patient service centers. The Company provides interpretive consultation through the largest medical and scientific staff in the industry, with hundreds of M.D.s and Ph.D.s, primarily located in the United States. Quest Diagnostics is the leading provider of clinical testing, including gene-based and esoteric testing, and anatomic pathology services, and the leading provider of risk assessment services for the life insurance industry in North America. The Company is also a leading provider of testing for clinical trials and testing for drugs-of-abuse. The Company's diagnostics products business manufactures and markets diagnostic test kits and specialized point-of-care testing. Quest Diagnostics empowers healthcare organizations and clinicians with robust information technology solutions.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The interim consolidated financial statements reflect all adjustments which in the opinion of management are necessary for a fair statement of results of operations, comprehensive income, financial condition, cash flows and stockholders' equity for the periods presented. Except as otherwise disclosed, all such adjustments are of a normal recurring nature. The interim consolidated financial statements have been compiled without audit. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s 2011 Annual Report on Form 10-K.

The year-end balance sheet data was derived from the audited financial statements as of December 31, 2011, but does not include all the disclosures required by accounting principles generally accepted in the United States (“GAAP”).

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

Earnings Per Share

The Company’s unvested restricted common stock and unvested restricted stock units that contain non-forfeitable rights to dividends are participating securities and, therefore, are included in the earnings allocation in computing earnings per share using the two-class method. Basic earnings per common share is calculated by dividing net income, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding. Diluted earnings per common share is calculated by dividing net income, adjusted for earnings allocated to participating securities, by the weighted average number of common shares outstanding after giving effect to all potentially dilutive common shares outstanding during the period. In calculating losses on a fully diluted basis, certain potentially dilutive securities, which would otherwise reduce the loss per share, are excluded from the calculation. Potentially dilutive common shares include the dilutive effect of outstanding stock options and performance share units granted under the Company’s Amended and Restated Employee Long-Term Incentive Plan and its Amended and Restated Non-Employee Director Long-Term Incentive Plan. Earnings allocable to participating securities include the portion of dividends declared as well as the portion of undistributed earnings during the period allocable to participating securities.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Adoption of New Accounting Standards

On January 1, 2012, the Company adopted an amendment issued by the Financial Accounting Standards Board ("FASB") to the accounting standards related to fair value measurements and disclosure requirements. This standard provides certain amendments to the existing guidance on the use and application of fair value measurements and maintains a definition of fair value that is based on the notion of exit price. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

On January 1, 2012, the Company adopted amendments issued by the FASB to the accounting standards related to the presentation of comprehensive income. These standards revise the manner in which entities present comprehensive income in their financial statements and remove the option to present items of other comprehensive income in the statement of changes in stockholders’ equity. These standards require an entity to report components of comprehensive income in either (1) a continuous statement of comprehensive income, or (2) two separate but consecutive statements of net income and other comprehensive income. The Company modified its financial statements presentation using the latter alternative.

On January 1, 2012, the Company adopted revised guidance issued by the FASB related to the testing of goodwill for impairment. Under the revised guidance, an entity has the option to perform a qualitative assessment of whether it is more-likely-than-not that a reporting unit’s fair value is less than its carrying value prior to performing the two-step quantitative goodwill impairment test. If, based on the qualitative factors, an entity determines that the fair value of the reporting unit is greater than its carrying amount, then the entity would not be required to perform the two-step quantitative impairment test for that reporting unit. However, if the qualitative assessment indicates that it is not more-likely-than-not that the reporting unit’s fair value exceeds its carrying value, then the quantitative assessment must be performed. An entity is permitted to perform the qualitative assessment on none, some or all of its reporting units and may also elect to bypass the qualitative assessment and begin with the quantitative assessment of goodwill impairment. This amendment did not have a material impact on the Company’s consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

3.    EARNINGS (LOSS) PER SHARE

The computation of basic and diluted earnings (loss) per common share was as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
Amounts attributable to Quest Diagnostics’ stockholders:
Income (loss) from continuing operations	$158,844	$(53,487)
Income (loss) from discontinued operations, net of taxes	274	(374)
Net income (loss) attributable to Quest Diagnostics’ common stockholders	$159,118	$(53,861)

Income (loss) from continuing operations	$158,844	$(53,487)
Less: Earnings allocated to participating securities	604	90
Earnings (loss) available to Quest Diagnostics’ common stockholders – basic and diluted	$158,240	$(53,577)

Weighted average common shares outstanding – basic	158,293	161,489
Effect of dilutive securities:
Stock options and performance share units	1,413	—
Weighted average common shares outstanding – diluted	159,706	161,489

Earnings (loss) per share attributable to Quest Diagnostics’ common stockholders – basic:
Income (loss) from continuing operations	$1.00	$(0.33)
Income (loss) from discontinued operations	—	—
Net income (loss)	$1.00	$(0.33)

Earnings (loss) per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income (loss) from continuing operations	$0.99	$(0.33)
Income (loss) from discontinued operations	—	—
Net income (loss)	$0.99	$(0.33)

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect (shares in thousands):

	Three Months Ended March 31,
	2012	2011
Stock options and performance share units	1,995	3,746

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

4.     FAIR VALUE MEASUREMENTS

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2012		Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$51,265	$—	$51,265	$—
Trading securities	50,155	50,155	—	—
Cash surrender value of life insurance policies	23,357	—	23,357	—
Available-for-sale equity securities	975	—	—	975
Foreign currency forward contracts	482	—	482	—
Total	$126,234	$50,155	$75,104	$975

Liabilities:
Deferred compensation liabilities	$77,726	$—	$77,726	$—
Foreign currency forward contracts	461	—	461	—
Total	$78,187	$—	$78,187	$—

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2011		Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$56,520	$—	$56,520	$—
Trading securities	46,926	46,926	—	—
Cash surrender value of life insurance policies	20,936	—	20,936	—
Available-for-sale equity securities	646	—	—	646
Foreign currency forward contracts	180	—	180	—
Total	$125,208	$46,926	$77,636	$646

Liabilities:
Deferred compensation liabilities	$71,688	$—	$71,688	$—
Foreign currency forward contracts	1,648	—	1,648	—
Total	$73,336	$—	$73,336	$—

A full description regarding the Company's fair value measurements is contained in Note 5 to the Consolidated Financial Statements in the Company's 2011 Annual Report on Form 10-K.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At March 31, 2012 and December 31, 2011, the fair value of the Company’s debt was estimated at $4.3 billion and $4.4 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2012 and December 31, 2011, the estimated fair value exceeded the carrying value of the debt by $367 million and $387 million, respectively.

5.    SETTLEMENT OF CALIFORNIA LAWSUIT

On May 9, 2011, the Company announced an agreement in principle to settle, and on May 19, 2011, the Company finalized a settlement of, a qui tam case filed by a competitor under the California False Claims Act in California state court (the "California Lawsuit") related to the Company's billing practices to Medi-Cal, the California Medicaid program. While denying liability, in order to avoid the uncertainty, expense and risks of litigation, the Company agreed to resolve these matters for $241 million. As a result of the agreement in principle, the Company recorded a pre-tax charge to earnings in the first quarter of 2011 of $236 million (the "Medi-Cal charge"), which represented the cost to resolve the matters noted above and related claims, less amounts previously reserved for related matters. The Company funded the $241 million payment in the second quarter of 2011 with cash on hand and borrowings under its existing credit facilities.

6.    TAXES ON INCOME

Income tax expense for the three months ended March 31, 2012 and 2011 was $101.4 million and $49.2 million, respectively. The decrease in the effective income tax rate for the three months ended March 31, 2012, compared to the prior year period, is primarily due to the Medi-Cal charge in the first quarter of 2011 (see Note 5), a portion for which a tax benefit was not recorded.

7.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the three months ended March 31, 2012 and for the year ended December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
Balance at beginning of period	$5,795,765	$5,101,938
Goodwill acquired during the period	28,144	701,087
Increase (decrease) related to foreign currency translation	11,166	(7,260)
Balance at end of period	$5,835,075	$5,795,765

Approximately 90% of the Company’s goodwill as of March 31, 2012 and December 31, 2011 was associated with its clinical testing business.

For the three months ended March 31, 2012, goodwill acquired was principally associated with the acquisition of S.E.D. Medical Laboratories. Of the all-cash purchase price of $50.5 million, approximately $28 million and $19 million, respectively, represented goodwill, which is deductible for tax purposes, and intangible assets, principally comprised of customer-related intangibles.

For the year ended December 31, 2011, goodwill acquired was principally associated with the Athena Diagnostics ("Athena") and Celera Corporation ("Celera") acquisitions. A full description of the Company’s acquisitions is contained in Note 4 to the Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Intangible assets at March 31, 2012 and December 31, 2011 consisted of the following:

	Weighted Average Amortization Period	March 31, 2012			December 31, 2011
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related intangibles	19 years	$650,070	$(201,986)	$448,084	$630,671	$(193,131)	$437,540
Non-compete agreements	4 years	46,176	(17,356)	28,820	45,798	(14,633)	31,165
Technology	14 years	167,708	(32,109)	135,599	165,113	(27,929)	137,184
Other	8 years	149,799	(29,110)	120,689	146,613	(23,552)	123,061
Total	16 years	1,013,753	(280,561)	733,192	988,195	(259,245)	728,950

Intangible assets not subject to amortization:
Tradenames		302,892	—	302,892	300,648	—	300,648
In-process research and development		4,270	—	4,270	5,250	—	5,250
Other		1,159	—	1,159	764	—	764
Total intangible assets		$1,322,074	$(280,561)	$1,041,513	$1,294,857	$(259,245)	$1,035,612

Amortization expense related to intangible assets was $20.2 million and $9.8 million for the three months ended March 31, 2012 and 2011, respectively.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of March 31, 2012 is as follows:

Fiscal Year Ending December 31,
Remainder of 2012	$59,857
2013	78,205
2014	75,850
2015	64,487
2016	57,777
2017	53,187
Thereafter	343,829
Total	$733,192

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	March 31, 2012		December 31, 2011
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$51,265	Other assets	$56,520

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Foreign currency forward contracts	Other current assets	482	Other current assets	180
Liability Derivatives:
Foreign currency forward contracts	Other current liabilities	461	Other current liabilities	1,648

Total Net Derivatives Asset		$51,286		$55,052

A full description regarding the Company's use of derivative financial instruments is contained in Note 12 to the Consolidated Financial Statements in the Company's 2011 Annual Report on Form 10-K.

Interest Rate Risk

The Company is exposed to interest rate risk on its cash and cash equivalents and its debt obligations. Interest income earned on cash and cash equivalents may fluctuate as interest rates change; however, due to their relatively short maturities, the Company does not hedge these assets or their investment cash flows and the impact of interest rate risk is not material. The Company's debt obligations consist of fixed-rate and variable-rate debt instruments. The Company's primary objective is to achieve the lowest overall cost of funding while managing the variability in cash outflows within an acceptable range. In order to achieve this objective, the Company has entered into interest rate swaps. Interest rate swaps involve the periodic exchange of payments without the exchange of underlying principal or notional amounts. Net settlements between the counterparties are recognized as an adjustment to interest expense.

Interest Rate Derivatives – Cash Flow Hedges

The Company has entered into various interest rate lock agreements and forward starting interest rate swap agreements to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in interest rates. The total net loss, net of taxes, recognized in accumulated other comprehensive income (loss), related to the Company's cash flow hedges as of March 31, 2012 and December 31, 2011 was $7.4 million and $7.7 million, respectively. The loss recognized on the Company's cash flow hedges for the three months ended March 31, 2012 and 2011, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months is $1.3 million.

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps which have an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 0.54% and one-month LIBOR plus 1.33%. These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2016 and a portion of the Senior Notes due 2020 and effectively convert that portion of the debt into variable interest rate debt. These interest rate swaps are classified as assets with fair values of $51.3 million and $56.5 million at March 31, 2012 and December 31, 2011, respectively. Since inception, the fair value hedges have been effective; therefore, there is no impact on earnings for the three months ended March 31, 2012 and 2011 as a result of hedge ineffectiveness.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Foreign Currency Risk

The Company is exposed to market risk for changes in foreign exchange rates primarily under certain intercompany receivables and payables. Foreign exchange forward contracts are used to mitigate the exposure of the eventual net cash inflows or outflows resulting from these intercompany transactions. The objective is to hedge a portion of the forecasted foreign currency risk over a rolling 12-month time horizon to mitigate the eventual impacts of changes in foreign exchange rates on the cash flows of the intercompany transactions. As of March 31, 2012, the gross notional amount of foreign currency forward contracts in U.S. dollars was $34.4 million and principally consists of contracts in Swedish krona. The Company does not designate these derivative instruments as hedges under current accounting standards unless the benefits of doing so are material. The Company's foreign exchange exposure is not material to the Company's consolidated financial condition or results of operations. The Company does not hedge its net investment in non-U.S. subsidiaries because it views those investments as long-term in nature.

9.    STOCKHOLDERS’ EQUITY

Components of Comprehensive Income (Loss)

The market valuation adjustments represent unrealized holding gains (losses) on available-for-sale securities, net of taxes. The net deferred loss on cash flow hedges represents deferred losses on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 8). For the three months ended March 31, 2012 and 2011, the tax effects related to the market valuation adjustments and deferred losses were not material. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

Dividend Program

Through the third quarter of 2011, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per common share. In October 2011, the Company's Board of Directors declared an increase in the quarterly cash dividend from $0.10 per common share to $0.17 per common share. During the first quarter of 2012, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per common share.

Share Repurchase Plan

In January 2012, the Company’s Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to $1.1 billion. The share repurchase authorization has no set expiration or termination date.

For the three months ended March 31, 2012, the Company repurchased 847 thousand shares of its common stock at an average price of $59.00 per share for a total of $50 million. For the three months ended March 31, 2012, the Company reissued 1.5 million shares for employee benefit plans. At March 31, 2012, $1.0 billion remained available under the Company’s share repurchase authorizations.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

10.    SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended March 31,
	2012	2011
Depreciation expense	$51,943	$53,516

Interest expense	(42,987)	(38,280)
Interest income	654	351
Interest expense, net	(42,333)	(37,929)

Interest paid	49,782	55,044
Income taxes paid	10,253	10,602

Assets acquired under capital leases	1,192	821

Businesses acquired:
Fair value of assets acquired	50,800	—
Fair value of liabilities assumed	269	—
Fair value of net assets acquired	50,531	—
Merger consideration paid	25	—
Cash paid for business acquisitions	50,556	—
Less: Cash acquired	—	—
Business acquisitions, net of cash acquired	$50,556	$—

11.     COMMITMENTS AND CONTINGENCIES

The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which is renewed annually, matures on November 18, 2012.

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $62 million in letters of credit were outstanding at March 31, 2012. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments. In addition, $5 million of bank guarantees were outstanding at March 31, 2012 in support of certain foreign operations.

Contingent Lease Obligations

The Company is subject to contingent obligations under certain leases and other instruments incurred in connection with real estate activities and other operations associated with LabOne, Inc., which the Company acquired in 2005, and certain of its predecessor companies. No liability has been recorded for any of these potential contingent obligations. See Note 16 to the Consolidated Financial Statements contained in the Company’s 2011 Annual Report on Form 10-K for further details.

Other Legal Matters

The Company is involved in various legal proceedings. Some of the proceedings against the Company involve claims that could be substantial in amount.

In November 2009, the U.S. District Court for the Southern District of New York partially unsealed a civil complaint, U.S. ex rel. Fair Laboratory Practices Associates v. Quest Diagnostics Incorporated, filed against the Company under the whistleblower provisions of the federal False Claims Act. The complaint alleged, among other things, violations of the federal Anti-Kickback Statute and the federal False Claims Act in connection with the Company's pricing of laboratory services. The complaint seeks damages for alleged false claims associated with laboratory tests reimbursed by government payors, treble

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

damages and civil penalties. In March 2011, the district court granted the Company's motion to dismiss the relators' complaint and disqualified the relators and their counsel from pursuing an action based on the facts alleged in the complaint; the relators filed a notice of appeal. The government was given additional time to decide whether to join the case. In July 2011, the government filed a notice declining to intervene in the action and the Court entered a final judgment in the Company's favor. The relators' appeal is pending.

In April 2010, a putative class action was filed against the Company and NID in the U.S. District Court for the Eastern District of New York on behalf of entities that allegedly purchased or paid for certain of NID's test kits. The complaint alleges that certain of NID's test kits were defective and that defendants, among other things, violated RICO and state consumer protection laws. The complaint alleges an unspecified amount of damages. The Company filed a motion to dismiss this complaint.

In August 2010, a shareholder derivative action entitled Cornish v. Quest Diagnostics Incorporated, et al. was filed in New Jersey state court on behalf of the Company against the directors and certain officers of the Company. The complaint alleges that the defendants breached their fiduciary duties in connection with, among other things, alleged overcharges by the Company to Medi-Cal, the California Medicaid program, for testing services, and seeks unspecified compensatory damages and equitable relief. The action was dismissed without prejudice. On July 21, 2011, the action was re-filed. In June 2011 and October 2011, two additional shareholder derivative actions were filed in New Jersey state court raising allegations similar to those in the Cornish case. The Company filed motions to dismiss each of the three complaints. The court granted the Company's motion to dismiss the Cornish complaint; motions to dismiss the two other cases remain pending.

In November 2010, a putative class action entitled Seibert v. Quest Diagnostics Incorporated, et al. was filed against the Company and certain former officers of the Company in New Jersey state court, on behalf of the Company's sales people nationwide who were over forty years old and who either resigned or were terminated after being placed on a performance improvement plan. The complaint alleges that the defendants' conduct violates the New Jersey Law Against Discrimination ("NJLAD"), and seeks, among other things, unspecified damages. The defendants removed the complaint to the United States District Court for the District of New Jersey. The plaintiffs filed an amended complaint that adds claims under ERISA. The Company filed a motion seeking to limit the application of the NJLAD to only those members of the purported class who worked in New Jersey and to dismiss the individual defendants. The motion was granted.

In 2010, a purported class action entitled In re Celera Corp. Securities Litigation was filed in the United States District Court for the Northern District of California against Celera Corporation and certain of its directors and current and former officers. An amended complaint filed in October 2010 alleges that from April 2008 through July 22, 2009, the defendants made false and misleading statements regarding Celera's business and financial results with an intent to defraud investors. The complaint was further amended in 2011 to add allegations regarding a financial restatement. The complaint seeks unspecified damages on behalf of an alleged class of purchasers of Celera's stock during the period in which the alleged misrepresentations were made. The Company's motion to dismiss is pending.

In August 2011, the Company received a subpoena from the U.S. Attorney for the Northern District of Georgia seeking various business records, including records related to the Company's compliance program, certain marketing materials, certain product offerings, and test ordering and other policies. The Company is cooperating with the request.

In January 2012, a putative class action entitled Beery v. Quest Diagnostics Incorporated was filed in the United States District Court for the District of New Jersey against the Company and a subsidiary, on behalf of all female sales representatives employed by the defendants from February 17, 2010 to the present. The amended complaint alleges that the defendants discriminate against these female sales representatives on account of their gender, in violation of the federal civil rights and equal pay acts, and seeks, among other things, injunctive relief and monetary damages.

In September 2009, the Company received a subpoena from the Michigan Attorney General's Office seeking documents relating to the Company's pricing and billing practices as they relate to Michigan's Medicaid program. The Company cooperated with the requests. In January 2012, the State of Michigan intervened as a plaintiff in a civil lawsuit, Michigan ex rel. Hunter Laboratories LLC v. Quest Diagnostics Incorporated, et al., filed in Michigan Superior Court. The suit, originally filed by a competitor laboratory, alleges that the Company overcharged Michigan's Medicaid program.

In addition, the Company and certain of its subsidiaries have received subpoenas from state agencies in three states and from the Office of the Inspector General of the U.S. Department of Health and Human Services which seek documents

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

relating to the Company's billing practices. The Company is cooperating with the requests.

The federal or state governments may bring claims based on new theories as to the Company's practices which management believes to be in compliance with law. In addition, certain federal and state statutes, including the qui tam provisions of the federal False Claims Act, allow private individuals to bring lawsuits against healthcare companies on behalf of government or private payers. The Company is aware of certain pending individual or class action lawsuits, and has received several subpoenas, related to billing practices filed under the qui tam provisions of the Civil False Claims Act and/or other federal and state statutes, regulations or other laws. The Company understands that there may be other pending qui tam claims    brought by former employees or other "whistle blowers" as to which the Company cannot determine the extent of any potential liability.

Management cannot predict the outcome of such matters. Although management does not anticipate that the ultimate outcome of such matters will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing loss estimates related to these types of matters, the outcome of such matters may be material to the Company's results of operations or cash flows in the period in which the impact of such matters is determined or paid.

Reserves for Legal Matters

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. Reserves for legal matters totaled less than $5 million at both March 31, 2012 and December 31, 2011. As of March 31, 2012, the Company does not believe that any losses related to the Other Legal Matters described above are probable. While the Company believes that a reasonable possibility exists that losses may have been incurred related to the Other Legal Matters described above, based on the nature and status of these matters, potential losses, if any, cannot be estimated.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled approximately $165 million and $127 million as of March 31, 2012 and December 31, 2011, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

12.    DISCONTINUED OPERATIONS

Summarized financial information for the discontinued operations of NID, a test kit manufacturing subsidiary which was closed in 2006, is set forth below:

	Three Months Ended March 31,
	2012	2011
Net revenues	$—	$—
Income (loss) from discontinued operations before income taxes	981	(92)
Income tax expense	(707)	(282)
Income (loss) from discontinued operations, net of taxes	$274	$(374)

The remaining balance sheet information related to NID was not material at March 31, 2012 and December 31, 2011.

13.    BUSINESS SEGMENT INFORMATION

Clinical testing is an essential element in the delivery of healthcare services. Physicians use clinical tests to assist in the detection, diagnosis, evaluation, monitoring and treatment of diseases and other medical conditions. Clinical testing is generally categorized as clinical laboratory testing and anatomic pathology services. Clinical laboratory testing is generally performed on whole blood, serum, plasma and other body fluids, such as urine, and specimens such as microbiology samples. Anatomic pathology services are principally for the detection of cancer and are performed on tissues, such as biopsies, and other samples, such as human cells. Customers of the clinical testing business include patients, physicians, hospitals, employers, governmental institutions and other commercial clinical laboratories. The clinical testing business accounted for greater than 90% of net revenues from continuing operations in 2012 and 2011.

All other operating segments include the Company's non-clinical testing businesses and consist of its risk assessment services, clinical trials testing, healthcare information technology, and diagnostics products businesses. The Company's risk assessment services business provides underwriting support services to the life insurance industry including electronic data collection, specimen collection and paramedical examinations, laboratory testing, medical record retrieval, case management, motor vehicle reports, telephone inspections, prescription histories and credit checks. The Company's clinical trials testing business provides clinical testing performed in connection with clinical research trials on new drugs, vaccines and certain medical devices. The Company's healthcare information technology business is a developer and integrator of clinical connectivity and data management solutions for healthcare organizations, physicians and clinicians that can help improve patient care and medical practice. The Company's diagnostics products business manufactures and markets products that enable healthcare professionals to make healthcare diagnoses, including products for point-of-care, or near-patient, testing for the professional market. During the second quarter of 2011, the Company acquired Athena and Celera. Athena is included in the Company's clinical laboratory testing business. The majority of Celera's operations are included in the Company's clinical laboratory testing business, with the remainder in other operating segments. A full description of the Company’s acquisitions is contained in Note 4 to the Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K.

On April 19, 2006, the Company decided to discontinue NID’s operations and results of operations for NID have been classified as discontinued operations for all periods presented (see Note 12).

At March 31, 2012, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

The following table is a summary of segment information for the three months ended March 31, 2012 and 2011. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. General management and administrative corporate expenses, including amortization of intangible assets and the Medi-Cal charge in the first quarter of 2011 of $236 million (see Note 5), are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statements contained in the Company’s 2011 Annual Report on Form 10-K and Note 2 to the interim consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

	Three Months Ended March 31,
	2012	2011
Net revenues:
Clinical laboratory testing business	$1,767,987	$1,662,165
All other operating segments	168,469	159,412
Total net revenues	$1,936,456	$1,821,577

Operating earnings (loss):
Clinical laboratory testing business	$355,715	$310,284
All other operating segments	11,627	8,012
General corporate expenses	(67,757)	(287,336)
Total operating income	299,585	30,960
Non-operating expenses, net	(29,967)	(28,022)
Income from continuing operations before taxes	269,618	2,938
Income tax expense	101,377	49,226
Income (loss) from continuing operations	168,241	(46,288)
Income (loss) from discontinued operations, net of taxes	274	(374)
Net income (loss)	168,515	(46,662)
Less: Net income attributable to noncontrolling interests	9,397	7,199
Net income (loss) attributable to Quest Diagnostics	$159,118	$(53,861)

14.     SUMMARIZED FINANCIAL INFORMATION

The Company’s floating rate senior notes due 2014, senior notes due 2015, senior notes due 2016, senior notes due 2017, senior notes due 2020, senior notes due 2021, senior notes due 2037 and senior notes due 2040 are fully and unconditionally guaranteed, jointly and severally, by certain of the Company's domestic, wholly-owned subsidiaries (the "Subsidiary Guarantors"). With the exception of Quest Diagnostics Receivables Incorporated (“QDRI”) (see paragraph below), the non-guarantor subsidiaries are primarily foreign subsidiaries and less than wholly-owned subsidiaries.

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income
Three Months Ended March 31, 2012
	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$202,165	$1,615,622	$196,203	$(77,534)	$1,936,456
Operating costs and expenses:
Cost of services	120,828	930,385	65,325	—	1,116,538
Selling, general and administrative	63,878	335,493	108,969	(7,699)	500,641
Amortization of intangible assets	287	17,093	2,851	—	20,231
Royalty (income) expense	(108,061)	108,061	—	—	—
Other operating income, net	(146)	(266)	(127)	—	(539)
Total operating costs and expenses	76,786	1,390,766	177,018	(7,699)	1,636,871
Operating income	125,379	224,856	19,185	(69,835)	299,585
Non-operating (expense) income, net	(42,396)	(60,296)	2,890	69,835	(29,967)
Income from continuing operations before taxes	82,983	164,560	22,075	—	269,618
Income tax expense	31,562	64,388	5,427	—	101,377
Income from continuing operations	51,421	100,172	16,648	—	168,241
Income from discontinued operations, net of taxes	—	274	—	—	274
Equity earnings from subsidiaries	107,697	—	—	(107,697)	—
Net income	159,118	100,446	16,648	(107,697)	168,515
Less: Net income attributable to noncontrolling interests	—	—	9,397	—	9,397
Net income attributable to Quest Diagnostics	$159,118	$100,446	$7,251	$(107,697)	$159,118

Net income	$159,118	$100,446	$16,648	$(107,697)	$168,515
Other comprehensive income, net of tax	411	—	18,216	—	18,627
Comprehensive income	159,529	100,446	34,864	(107,697)	187,142
Less: Comprehensive income attributable to noncontrolling interests	—	—	9,397	—	9,397
Comprehensive income attributable to Quest Diagnostics	$159,529	$100,446	$25,467	$(107,697)	$177,745

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2011
	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net revenues	$198,489	$1,503,344	$191,287	$(71,543)	$1,821,577
Operating costs and expenses:
Cost of services	123,591	907,390	66,017	—	1,096,998
Selling, general and administrative	38,436	311,729	105,053	(7,360)	447,858
Amortization of intangible assets	163	8,149	1,537	—	9,849
Royalty (income) expense	(102,356)	102,356	—	—	—
Other operating expense (income), net	236,278	(214)	(152)	—	235,912
Total operating costs and expenses	296,112	1,329,410	172,455	(7,360)	1,790,617
Operating income (loss)	(97,623)	173,934	18,832	(64,183)	30,960
Non-operating (expense) income, net	(38,420)	(57,154)	3,369	64,183	(28,022)
Income (loss) from continuing operations before taxes	(136,043)	116,780	22,201	—	2,938
Income tax (benefit) expense	(3,614)	46,165	6,675	—	49,226
Income (loss) from continuing operations	(132,429)	70,615	15,526	—	(46,288)
Loss from discontinued operations, net of taxes	—	(374)	—	—	(374)
Equity earnings from subsidiaries	78,568	—	—	(78,568)	—
Net income (loss)	(53,861)	70,241	15,526	(78,568)	(46,662)
Less: Net income attributable to noncontrolling interests	—	—	7,199	—	7,199
Net income (loss) attributable to Quest Diagnostics	$(53,861)	$70,241	$8,327	$(78,568)	$(53,861)

Net income (loss)	$(53,861)	$70,241	$15,526	$(78,568)	$(46,662)
Other comprehensive income (loss), net of tax	(2,921)	—	24,504	—	21,583
Comprehensive income (loss)	(56,782)	70,241	40,030	(78,568)	(25,079)
Less: Comprehensive income attributable to noncontrolling interests	—	—	7,199	—	7,199
Comprehensive income (loss) attributable to Quest Diagnostics	$(56,782)	$70,241	$32,831	$(78,568)	$(32,278)

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Balance Sheet
March 31, 2012
	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$69,585	$10,885	$64,969	$—	$145,439
Accounts receivable, net	13,135	154,586	806,167	—	973,888
Other current assets	99,391	215,049	86,006	(1,169)	399,277
Total current assets	182,111	380,520	957,142	(1,169)	1,518,604
Property, plant and equipment, net	159,936	577,264	44,227	—	781,427
Goodwill and intangible assets, net	154,913	6,261,035	460,640	—	6,876,588
Intercompany (payable) receivable	(749,903)	919,256	(169,353)	—	—
Investment in subsidiaries	8,082,783	—	—	(8,082,783)	—
Other assets	297,581	40,275	50,368	(113,399)	274,825
Total assets	$8,127,421	$8,178,350	$1,343,024	$(8,197,351)	$9,451,444

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$761,802	$173,515	$36,944	$(1,169)	$971,092
Short-term borrowings and current portion of long-term debt	281,451	7,263	265,642	—	554,356
Total current liabilities	1,043,253	180,778	302,586	(1,169)	1,525,448
Long-term debt	3,020,304	17,243	327,710	—	3,365,257
Other liabilities	194,571	530,659	52,851	(113,399)	664,682
Stockholders’ equity:
Quest Diagnostics stockholders’ equity	3,869,293	7,449,670	633,113	(8,082,783)	3,869,293
Noncontrolling interests	—	—	26,764	—	26,764
Total stockholders’ equity	3,869,293	7,449,670	659,877	(8,082,783)	3,896,057
Total liabilities and stockholders’ equity	$8,127,421	$8,178,350	$1,343,024	$(8,197,351)	$9,451,444

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Balance Sheet
December 31, 2011
	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash and cash equivalents	$71,762	$44,053	$49,071	$—	$164,886
Accounts receivable, net	10,846	178,813	716,796	—	906,455
Other current assets	51,292	188,978	91,686	(2,037)	329,919
Total current assets	133,900	411,844	857,553	(2,037)	1,401,260
Property, plant and equipment, net	164,785	591,962	43,024	—	799,771
Goodwill and intangible assets, net	155,596	6,228,611	447,170	—	6,831,377
Intercompany (payable) receivable	(566,071)	819,486	(253,415)	—	—
Investment in subsidiaries	7,963,131	—	—	(7,963,131)	—
Other assets	318,944	39,965	48,580	(126,518)	280,971
Total assets	$8,170,285	$8,091,868	$1,142,912	$(8,091,686)	$9,313,379

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$694,846	$172,207	$41,748	$(2,037)	$906,764
Short-term borrowings and current portion of long-term debt	561,438	7,327	85,630	—	654,395
Total current liabilities	1,256,284	179,534	127,378	(2,037)	1,561,159
Long-term debt	3,026,235	18,606	325,681	—	3,370,522
Other liabilities	194,894	544,504	53,819	(126,518)	666,699
Stockholders’ equity:
Quest Diagnostics stockholders’ equity	3,692,872	7,349,224	613,907	(7,963,131)	3,692,872
Noncontrolling interests	—	—	22,127	—	22,127
Total stockholders’ equity	3,692,872	7,349,224	636,034	(7,963,131)	3,714,999
Total liabilities and stockholders’ equity	$8,170,285	$8,091,868	$1,142,912	$(8,091,686)	$9,313,379

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2012
	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$159,118	$100,446	$16,648	$(107,697)	$168,515
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,867	56,863	5,444	—	72,174
Provision for doubtful accounts	1,271	9,831	69,616	—	80,718
Other, net	(88,603)	(24,858)	6,900	107,697	1,136
Changes in operating assets and liabilities	14,934	(20,734)	(155,476)	—	(161,276)
Net cash provided by (used in) operating activities	96,587	121,548	(56,868)	—	161,267
Net cash provided by (used in) investing activities	171,990	(73,540)	(1,414)	(180,279)	(83,243)
Net cash (used in) provided by financing activities	(270,754)	(81,176)	74,180	180,279	(97,471)
Net change in cash and cash equivalents	(2,177)	(33,168)	15,898	—	(19,447)
Cash and cash equivalents, beginning of period	71,762	44,053	49,071	—	164,886
Cash and cash equivalents, end of period	$69,585	$10,885	$64,969	$—	$145,439

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011
	Parent	Subsidiary Guarantors	Non- Guarantor Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$(53,861)	$70,241	$15,526	$(78,568)	$(46,662)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11,335	47,997	4,033	—	63,365
Provision for doubtful accounts	1,418	14,046	61,912	—	77,376
Provision for special charge	236,000	—	—	—	236,000
Other, net	(107,207)	8,351	(739)	78,568	(21,027)
Changes in operating assets and liabilities	38,251	(40,044)	(146,679)	—	(148,472)
Net cash provided by (used in) operating activities	125,936	100,591	(65,947)	—	160,580
Net cash used in investing activities	(12,603)	(27,920)	(2,076)	1,846	(40,753)
Net cash provided by (used in) financing activities	431,146	(67,994)	63,808	(1,846)	425,114
Net change in cash and cash equivalents	544,479	4,677	(4,215)	—	544,941
Cash and cash equivalents, beginning of period	392,525	928	55,848	—	449,301
Cash and cash equivalents, end of period	$937,004	$5,605	$51,633	$—	$994,242

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Company

Quest Diagnostics is the world's leading provider of diagnostic testing, information and services, providing insights that enable patients and physicians to make better healthcare decisions. Our clinical testing business currently represents our one reportable business segment and accounted for greater than 90% of our net revenues from continuing operations in both 2012 and 2011. Our other operating segments consist of our risk assessment services, clinical trials testing, healthcare information technology and diagnostic products businesses. Our business segment information is disclosed in Note 13 to the interim consolidated financial statements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions and select accounting policies that affect our reported financial results and the disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

While many operational aspects of our business are subject to complex federal, state and local regulations, the accounting for most of our business is generally straightforward with net revenues primarily recognized upon completion of the testing process. Our revenues are primarily comprised of a high volume of relatively low dollar transactions, and about one-half of our total costs and expenses consist of employee compensation and benefits. Due to the nature of our business, several of our accounting policies involve significant estimates and judgments. There have been no significant changes to our critical accounting policies from those disclosed in our 2011 Annual Report on Form 10-K.

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

On February 28, 2012, we committed to a course of action related to our multi-year program designed to reduce our cost structure by $500 million by the end of 2014. This effort is intended to address continued reimbursement pressures and labor and benefit cost increases, free up additional resources to invest in science and innovation, and enable us to improve operating profitability. We anticipate roughly one-third of the savings from client support/billing, procurement and supply chain; one-third from laboratory operations and specimen acquisition; and one-third from selling, general and administrative expenses, including information technology. Common themes across many of the opportunities include standardizing systems and processes and data bases, increased use of automation and technology, and centralizing and selective outsourcing of certain activities.
On April 27, 2012, we communicated to our employees the course of action and how employees might be affected. We have developed high-level estimates of the pre-tax charges expected to be incurred in connection with the course of action totaling $100 million to $175 million through 2014 consisting of: $40 million to $80 million of employee separation costs; $30 million to $45 million of facility-related costs; $10 million to $20 million of asset impairment charges; and $20 million to $30 million of systems conversion and integration costs. Of the total estimated pre-tax charges expected to be incurred, we estimate that $90 million to $155 million are anticipated to result in cash expenditures. The actual charges incurred in connection with the multi-year course of action could be materially different from these estimates. As detailed plans to implement the multi-year course of action are approved and executed, it will result in charges to earnings.

Recent Acquisitions

Acquisition of Athena Diagnostics

On February 24, 2011, we signed a definitive agreement to acquire Athena Diagnostics (“Athena”) from Thermo Fisher Scientific, Inc., in an all-cash transaction valued at approximately $740 million. We completed the acquisition of Athena on April 4, 2011.

Acquisition of Celera Corporation

On March 17, 2011, we entered into a definitive merger agreement with Celera Corporation (“Celera”) under which we agreed to acquire Celera for $8 per share, in a transaction valued at approximately $344 million, net of $326 million in acquired cash and short-term marketable securities. We completed the acquisition of Celera on May 17, 2011.

Acquisition of S.E.D. Medical Laboratories

On January 6, 2012, we completed the acquisition of S.E.D. Medical Laboratories ("S.E.D.") for approximately $50.5 million.

The acquisitions of Athena, Celera and S.E.D. (collectively "the acquisitions") are further described in Note 4 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K and Note 7 to the interim consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Continuing Operations

	2012	2011	% Change: Increase (Decrease)
	(dollars in millions, except per share data)

Net revenues	$1,936.5	$1,821.6	6.3%
Income (loss) from continuing operations	158.8	(53.5)	396.8%
Earnings (loss) per diluted share	$0.99	$(0.33)	400.0%

Results for the three months ended March 31, 2012 were affected by certain items that impacted earnings per diluted share by $0.08. During the first quarter of 2012, we incurred costs of $13.1 million, or $0.05 per diluted share, primarily associated with professional fees and other costs associated with further restructuring and integrating our business. Results for the quarter also included $7.1 million, or $0.03 per diluted share, principally associated with severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of our CEO.

Results for the three months ended March 31, 2011 were affected by a number of items which impacted earnings per share by $1.33. During the first quarter of 2011, we recorded the Medi-Cal charge of $236 million, or $1.19 per diluted share, in other operating (income) expense, net (see Note 5 to the interim consolidated financial statements for further details). In addition, results for the three months ended March 31, 2011 included $13.3 million of pre-tax charges, or $0.05 per diluted share, principally associated with workforce reductions. Results for the quarter also included $4.7 million of pre-tax transaction costs, or $0.02 per diluted share, associated with the acquisitions of Athena and Celera. Of these costs, $2.3 million, primarily related to professional fees, were recorded in selling, general and administrative expenses and $2.4 million of financing related costs were recorded in interest expense, net. In addition, we estimate that the impact of severe weather, which reduced revenues during the quarter, adversely affected operating income by $18.5 million, or $0.07 per diluted share.

Net Revenues

Net revenues for the three months ended March 31, 2012 were 6.3% above the prior year level with the Athena, Celera and S.E.D. acquisitions contributing 3.2% revenue growth in the quarter.

Clinical testing revenue, which accounted for over 90% of our consolidated revenues, increased by 6.4% for the three months ended March 31, 2012 over the prior year period. The acquisitions of Athena, Celera and S.E.D. contributed about 2.8% to clinical testing revenue growth in the quarter. Clinical testing volume, measured by the number of requisitions, increased 3.4% for the first quarter of 2012, compared to the prior year period. We estimate that the impact of weather favorably affected the year-over-year volume comparisons by about 2%, and acquisitions contributed about 0.5%. After considering the favorable impact of weather and acquisitions, underlying volume growth was about 1%. Pre-employment drug testing volume grew about 5% in the quarter.

Revenue per requisition for the three months ended March 31, 2012 was 2.9% above the prior year period. Revenue per requisition continues to benefit from an increased mix in gene-based and esoteric testing, particularly from the impact of the acquired operations of Athena and Celera. Partially offsetting this benefit was business and payor mix changes including: an increase in lower priced drugs-of-abuse testing and a decrease in higher priced anatomic pathology testing.

Our businesses other than clinical laboratory testing accounted for approximately 9% of our net revenues in both 2012 and 2011. These businesses contain most of our international operations and include our risk assessment services, clinical trials testing, healthcare information technology and diagnostic products businesses. For the three months ended March 31, 2012, combined revenues in these businesses grew by approximately 6%, primarily from the diagnostics products operations acquired as part of the Celera acquisition.

Operating Costs and Expenses

	2012		2011		Change: Increase (Decrease)
	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue
	(dollars in millions)
Cost of services	$1,116.5	57.7%	$1,097.0	60.2%	$19.5	(2.5)%
Selling, general and administrative expenses (SG&A)	500.6	25.8%	447.9	24.6%	52.7	1.2%
Amortization of intangible assets	20.2	1.0%	9.8	0.5%	10.4	0.5%
Other operating (income) expense, net	(0.4)	—%	235.9	13.0%	(236.3)	(13.0)%
Total operating costs and expenses	$1,636.9	84.5%	$1,790.6	98.3%	$(153.7)	(13.8)%
Bad debt expense (included in SG&A)	$80.7	4.2%	$77.4	4.2%	$3.3	—%

Total Operating Costs and Expenses

For the first quarter of 2012, total operating costs and expenses decreased $154 million, compared to the prior year period, primarily driven by the impact in 2011 of the Medi-Cal charge and, to a lesser extent, actions we have taken to reduce our cost structure. This decrease was partially offset by an increase in operating expenses associated with the acquired operations of Athena, Celera and S.E.D., higher costs associated with employee compensation and benefits, and costs incurred in connection with the succession of our CEO. The decrease in total operating expenses as a percentage of net revenues compared to the prior year is principally due to the Medi-Cal charge recorded in 2011.

Results for the three months ended March 31, 2012 included costs of $13.1 million, primarily associated with professional fees and other costs incurred in connection with further restructuring and integrating our business ($4.0 million in cost of services and $9.1 million in selling, general and administrative expenses). In addition, $7.1 million of pre-tax charges, associated with severance and other separation benefits as well as accelerated vesting of certain equity awards in connection with the succession of our CEO, were recorded in selling, general and administrative expenses in the first quarter of 2012.

Results for the three months ended March 31, 2011 included the Medi-Cal charge of $236 million recorded in connection with the California Lawsuit. In addition, results for the three months ended March 31, 2011 included $13.3 million of pre-tax charges incurred in connection with further restructuring and integrating our business, principally associated with workforce reductions. Of these costs, $9.0 million and $4.3 million were included in cost of services and selling, general and administrative expenses, respectively. Selling, general and administrative expenses for the three months ended March 31, 2011 also included $2.3 million of pre-tax transaction costs, primarily related to professional fees associated with the acquisitions of Athena and Celera.

Also, year-over-year comparisons of operating costs were unfavorably impacted by approximately $3 million, associated with gains on investments in our supplemental deferred compensation plans. Under our supplemental deferred compensation plans, employee compensation deferrals, together with Company matching contributions, are invested in a variety of investments held in trusts. Gains and losses associated with the investments are recorded in earnings within other income, net. A corresponding and offsetting adjustment is also recorded to the deferred compensation obligation to reflect investment gains and losses earned by the employee. Such adjustments to the deferred compensation obligation are recorded in earnings principally within selling, general and administrative expenses and offset the amount of investment gains and losses recorded in other income, net. Results for the three months ended March 31, 2012 and 2011 included an increase in operating costs of $4.8 million and $2.1 million, respectively, representing increases in the deferred compensation obligation to reflect investment gains earned by employees participating in our deferred compensation plans.

Cost of Services

The decrease in cost of services as a percentage of net revenues for the three months ended March 31, 2012, compared to the prior year period, reflects the impact of actions we have taken to reduce our cost structure and the impact of the acquired operations of Athena and Celera, which serve to reduce the percentage. In addition, severe weather in 2011, which served to reduce revenues and increase costs as a percentage of revenues, as well as higher restructuring and integration costs in 2011, contributed to higher cost of services as a percentage of revenues in 2011 compared to the current year period. These factors were partially offset by the impact of a legal settlement in the first quarter of 2012 which served to increase the percentage by approximately 0.3%.

Selling, General and Administrative Expenses

The increase in selling, general and administrative expenses as a percentage of net revenues for the three months ended March 31, 2012, compared to the prior year period, primarily reflects the impact of the acquired operations of Athena and Celera, higher costs associated with employee compensation and benefits, costs incurred in connection with the succession of our CEO, and a $4.8 million increase in pre-tax charges associated with restructuring and integration costs. These increases were partially offset by actions we have taken to reduce our cost structure and the favorable impact on the year over year comparisons due to the severe weather in 2011 and the transaction costs associated with the Athena and Celera acquisitions that were incurred during the first quarter of 2011.

For the three months ended March 31, 2012, bad debt expense as a percentage of net revenues remained unchanged, compared to the prior year period, reflecting continued strong performance in our billing operations and collection metrics.

Amortization of Intangible Assets

The increase in amortization of intangible assets for the three months ended March 31, 2012, compared to the prior year period, reflects primarily the impact of amortization of intangible assets acquired as part of the Athena and Celera acquisitions.

Other Operating (Income) Expense, net

Other operating (income) expense, net includes special charges, and miscellaneous income and expense items related to operating activities. For the three months ended March 31, 2011, other operating (income) expense, net included the Medi-Cal charge of $236.0 million recorded in connection with the California Lawsuit.

Operating Income

	2012	2011	Change: Increase (Decrease)
	(dollars in millions)
Operating income	$299.6	$31.0	$268.6
Operating income % of net revenues	15.5%	1.7%	13.8%

The impacts of the Medi-Cal charge and severe weather in the first quarter of 2011 served to decrease operating income as a percentage of net revenues in 2011 and are the principal drivers of the improved operating income as a percentage of net revenues in 2012. Also contributing to the improvement are actions we have taken to reduce our cost structure. Partially offsetting these improvements are higher costs associated with employee compensation and benefits, costs incurred in connection with the succession of our CEO, costs associated with a legal settlement and costs associated with investment gains on assets in our deferred compensation plans.

Interest Expense, net

	2012	2011	Change: Increase (Decrease)
	(dollars in millions)
Interest expense, net	$42.3	$37.9	$4.4

Interest expense, net for the three months ended March 31, 2012 increased from the prior year period primarily due to higher average outstanding debt balances in 2012, compared to the prior year period. This increase was partially offset by a $2.4 million reduction in financing commitment fees incurred in the prior year related to the acquisition of Celera.

Other Income, net

Other income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets. For the three months ended March 31, 2012 and 2011, other income, net consisted of the following:

	2012	2011	Change: Increase (Decrease)
	(dollars in millions)
Investment gains associated with our supplemental deferred compensation plans	$4.8	$2.1	$2.7
Other income items, net	—	0.1	(0.1)
Total other income, net	$4.8	$2.2	$2.6

Income Tax Expense

	2012	2011	Change: Increase (Decrease)
	(dollars in millions)
Income tax expense	$101.4	$49.2	$52.2

The increase in income tax expense for the three months ended March 31, 2012 is primarily due to an increase in income from continuing operations before income taxes. The decrease in the effective income tax rate is due primarily to the Medi-Cal charge in the first quarter of 2011, a portion for which a tax benefit was not recorded.

Discontinued Operations

Income (loss) from discontinued operations, net of taxes, for the three months ended March 31, 2012 and 2011 was $0.3 million and $(0.4) million, respectively, with no impact on diluted earnings per share. See Note 12 to the interim consolidated financial statements for further details.

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

At March 31, 2012 and December 31, 2011, the fair value of our debt was estimated at approximately $4.3 billion and $4.4 billion, respectively, using quoted market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At March 31, 2012 and December 31, 2011, the estimated fair value exceeded the carrying value of the debt by $367 million and $387 million, respectively. A hypothetical 10% increase in interest rates (representing 43 basis points and 41 basis points at March 31, 2012 and December 31, 2011, respectively) would potentially reduce the estimated fair value of our debt by approximately $108 million and $112 million at March 31, 2012 and December 31, 2011, respectively.

Borrowings under our floating rate senior notes due 2014, our term loan due May 2012, our senior unsecured revolving credit facility and our secured receivables credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest on our term loan due May 2012 and our senior unsecured revolving credit facility are subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under these credit arrangements will be subject to both fluctuations in interest rates and changes in our credit ratings. At March 31, 2012, the borrowing rates under these debt instruments were: for our floating rate senior notes due 2014, LIBOR plus 0.85%; for our term loan due May 2012, LIBOR plus 0.40%; for our senior unsecured revolving credit facility, LIBOR plus 1.125%; and for our secured receivables credit facility, 0.95%. At March 31, 2012, the weighted average LIBOR was 0.3%. As of March 31, 2012, $200 million was outstanding under our floating rate senior notes due 2014, $280 million was outstanding under our term loan due May 2012, and $265 million was outstanding under our $525 million secured receivables credit facility. There were no borrowings outstanding under our $750 million senior unsecured revolving credit facility as of March 31, 2012.

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

In March 2011, we entered into various fixed-to-variable interest rate swap agreements which have a notional amount totaling $200 million and a variable interest rate based on six-month LIBOR plus 0.54%. These derivative financial instruments are accounted for as fair value hedges of a portion of our senior notes due 2016. In addition, in previous years we entered into various fixed-to-variable interest rate swap agreements with a notional amount of $350 million and a variable interest rate based on one-month LIBOR plus 1.33% that were accounted for as fair value hedges of a portion of our senior notes due 2020. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 4 basis points) would impact annual interest expense by approximately $0.5 million, assuming no changes to the debt outstanding at March 31, 2012.

The fair value of the fixed-to-variable interest rate swap agreements related to our senior notes due 2016 and our senior notes due 2020 was an asset of $51.3 million at March 31, 2012. A hypothetical 10% change in interest rates (representing 15 basis points) would potentially change the fair value of the asset by approximately $5.5 million.

For further details regarding our outstanding debt, see Note 11 to the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011. For details regarding our financial instruments, see Note 8 to the interim consolidated financial statements.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying value of our equity investments was $12.6 million at March 31, 2012.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2012 totaled $145 million, compared to $165 million at December 31, 2011. Cash and cash equivalents consist of cash and highly liquid short-term investments. For the three months ended March 31, 2012, cash flows from operating activities of $161 million, together with cash on hand, were used to fund investing and financing activities of $83 million and $97 million, respectively. Cash and cash equivalents at March 31, 2011 totaled $994 million, $750 million of which was used to fund the acquisition of Athena and related costs, shortly after the end of the first quarter of 2011. This compares to $449 million at December 31, 2010. For the three months ended March 31, 2011, cash flows from operating activities of $161 million, together with cash flows from financing activities of $425 million, were the principal contributors to the increase in the cash balance.

Cash Flows from Operating Activities

Net cash provided by operating activities for the three months ended March 31, 2012 was $161 million, unchanged from the prior year period. Improvements in the operating performance of the Company positively impacted cash flows from operating activities in 2012. This benefit was offset by an increase in payments primarily associated with the timing and amount of employee compensation and benefits. Days sales outstanding, a measure of billing and collection efficiency, was 44 days at March 31, 2012, compared to 45 days at December 31, 2011 and 44 days at March 31, 2011.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was $83 million, and consisted principally of $50.5 million related to the S.E.D. acquisition and capital expenditures of $30 million. Net cash used in investing activities for the three months ended March 31, 2011 was $41 million, and consisted principally of capital expenditures.

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012 was $97 million, consisting primarily of net decreases in debt of $102 million, purchases of treasury stock of $50 million, dividend payments of $27 million and distributions to noncontrolling interests of $6 million. These decreases were partially offset by proceeds from the exercise of stock options and related tax benefits totaling $68 million. The net decrease in debt consists of $365 million of borrowings and $467 million of repayments.

In the first quarter of 2012, borrowings of $365 million under our secured receivables credit facility, together with $100 million of cash on hand, were used to fund repayments of $280 million under our term loan due May 2012 and $185 million of borrowings outstanding under our secured receivables credit facility.

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

In February 2011, borrowings of $500 million under our secured receivables credit facility and $75 million under our senior unsecured revolving credit facility, together with $260 million of cash on hand, were used to fund purchases of treasury stock totaling $835 million. In addition, we completed a $1.25 billion senior notes offering in March 2011 (the “2011 Senior Notes”). We used $485 million of the $1.24 billion in net proceeds from the 2011 Senior Notes offering, together with $90 million of cash on hand, to fund the repayment of $500 million outstanding under our secured receivables credit facility, and the repayment of $75 million outstanding under our senior unsecured revolving credit facility. The remaining portion of the net proceeds from the 2011 Senior Notes offering were used to fund our acquisition of Athena on April 4, 2011. The 2011 Senior Notes are further described in Note 11 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K.

Dividends

Through the third quarter of 2011, our Board of Directors declared a quarterly cash dividend of $0.10 per common share. In October 2011, our Board of Directors declared an increase in the quarterly cash dividend from $0.10 per common share to $0.17 per common share. During the first quarter of 2012, our Board of Directors declared a quarterly cash dividend of

$0.17 per common share. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

Share Repurchases

In January 2012, our Board of Directors authorized $1 billion of additional share repurchases of our common stock, increasing our total available authorization at that time to $1.1 billion. The share repurchase authorization has no set expiration or termination date.

For the three months ended March 31, 2012, we repurchased 847 thousand shares of our common stock at an average price of $59.00 per share for a total of $50 million. At March 31, 2012, $1.0 billion remained available under the share repurchase authorizations.

For the three months ended March 31, 2011, we repurchased 15.4 million shares of our common stock from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $54.30 per share for a total of $835 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of March 31, 2012:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Remainder of 2012	1-3 years	3-5 years	After 5 years
Outstanding debt	$3,845,000	$545,000	$200,000	$800,000	$2,300,000
Capital lease obligations	46,711	7,019	17,527	7,874	14,291
Interest payments on outstanding debt	2,108,502	110,654	307,655	273,328	1,416,865
Operating leases	629,456	135,222	247,553	129,247	117,434
Purchase obligations	93,917	26,364	47,347	15,742	4,464
Merger consideration obligation	970	970	—	—	—
Total contractual obligations	$6,724,556	$825,229	$820,082	$1,226,191	$3,853,054

Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of March 31, 2012 applied to the March 31, 2012 balances, which are assumed to remain outstanding through their maturity dates.

A full description of the terms of our indebtedness and related debt service requirements and our future payments under certain of our contractual obligations is contained in Note 11 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K. A full discussion and analysis regarding our minimum rental commitments under noncancelable operating leases and noncancelable commitments to purchase product or services at December 31, 2011 is contained in Note 16 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K. A full discussion and analysis regarding our acquisition of Celera and the merger consideration related to shares of Celera which had not been surrendered as of December 31, 2011 is contained in Note 4 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K .

As of March 31, 2012, our total liabilities associated with unrecognized tax benefits were approximately $211 million, which were excluded from the table above. We believe it is reasonably possible that these liabilities may decrease by up to approximately $17 million within the next twelve months, primarily as a result of the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 6 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

Our credit agreements and our term loan due May 2012 contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of March 31, 2012, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

Requirements and Capital Resources

We estimate that we will invest between $200 million to $225 million during 2012 for capital expenditures, including assets under capitalized leases, to support and expand our existing operations, principally related to investments in information technology, equipment and facilities. We expect to fund the repayment of our short-term borrowings and the current portion of our long-term debt using cash on hand and existing credit facilities.

As of March 31, 2012, $1.0 billion of borrowing capacity was available under our existing credit facilities, consisting of $260 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

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

Recent Accounting Pronouncements Not Yet Effective

There have been no new accounting pronouncements not yet effective that have significance, or potential significance, to our consolidated financial statements.

Forward-Looking Statements

Some statements and disclosures in this document are forward-looking statements. Forward-looking statements include all statements that do not relate solely to historical or current facts and can be identified by the use of words such as “may,” “believe,” “will,” “expect,” “project,” “estimate,” “anticipate,” “plan” or “continue.” These forward-looking statements are based on our current plans and expectations and are subject to a number of risks and uncertainties that could cause our plans and expectations, including actual results, to differ materially from the forward-looking statements. Risks and uncertainties that may affect our future results include, but are not limited to, adverse results from pending or future government investigations, lawsuits or private actions, the competitive environment, changes in government regulations, changing relationships with customers, payers, suppliers and strategic partners and other factors discussed in “Business,” “Risk Factors,” “Cautionary Factors That May Affect Future Results,” “Legal Proceedings,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Quantitative and Qualitative Disclosures About Market Risk” in our 2011 Annual Report on Form 10-K and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Quantitative and Qualitative Disclosures About Market Risk” in our 2012 Quarterly Reports on Form 10-Q and other items throughout the 2011 Form 10-K and our 2012 Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

During the first quarter of 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 11 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the first quarter of 2012.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2012 – January 31, 2012
Share Repurchase Program (A)	—	$—	—	$1,065,056
Employee Transactions (B)	443	$57.32	N/A	N/A
February 1, 2012 – February 29, 2012
Share Repurchase Program (A)	303,266	$57.70	303,266	$1,047,557
Employee Transactions (B)	305,022	$57.73	N/A	N/A
March 1, 2012 – March 31, 2012
Share Repurchase Program (A)	544,144	$59.73	544,144	$1,015,056
Employee Transactions (B)	1,676	$58.51	N/A	N/A
Total
Share Repurchase Program (A)	847,410	$59.00	847,410	$1,015,056
Employee Transactions (B)	307,141	$57.73	N/A	N/A

(A)
In January 2012, our Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to $1.1 billion. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $5.5 billion of share repurchases of our common stock through March 31, 2012. The share repurchase authorization has no set expiration or termination date.

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

Item 5.    Other Information

Costs Associated with Exit or Disposal Activities

On February 28, 2012, the Company committed to a course of action related to its multi-year program designed to reduce the Company's cost structure by $500 million by the end of 2014. This effort is intended to address continued reimbursement pressures and labor and benefit cost increases, free up additional resources to invest in science and innovation, and enable the Company to improve cost competitiveness and operating profitability.
On April 27, 2012, the Company communicated to its employees the course of action and how employees might be affected. The Company has developed high-level estimates of the pre-tax charges expected to be incurred in connection with the course of action totaling $100 million to $175 million through 2014 consisting of: $40 million to $80 million of employee separation costs; $30 million to $45 million of facility-related costs; $10 million to $20 million of asset impairment charges; and $20 million to $30 million of systems conversion and integration costs. Of the total estimated pre-tax charges expected to be incurred, the Company estimates that $90 million to $155 million are anticipated to result in cash expenditures. The actual charges incurred in connection with the multi-year course of action could be materially different from these estimates. As detailed plans to implement the multi-year course of action are approved and executed, it will result in charges to earnings.

Item 6.	Exhibits

Exhibits:

10.1	The Celera Corporation Non-Qualified Savings and Deferral Plan - Plan Agreement

10.2	The Celera Corporation Non-Qualified Savings and Deferral Plan - Adoption Agreement

10.3	Celera 401(k) Plan - Plan Agreement

10.4	Celera 401(k) Plan - Adoption Agreement

10.5	Celera 401(k) Plan - Adoption Agreement Amendment

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20120331.xml

101.SCH	dgx-20120331.xsd

101.CAL	dgx-20120331_cal.xml

101.DEF	dgx-20120331_def.xml

101.LAB	dgx-20120331_lab.xml

101.PRE	dgx-20120331_pre.xml

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
April 27, 2012
Quest Diagnostics Incorporated

By	/s/ Surya N. Mohapatra
Surya N. Mohapatra, Ph.D.
Chairman of the Board, President and Chief Executive Officer

By	/s/ Robert A. Hagemann
Robert A. Hagemann
Senior Vice President and Chief Financial Officer