Form 10-Q
period 2012-06-30
QUEST DIAGNOSTICS INC
filed 2012-07-26
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
Commission file number 001-12215

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of July 19, 2012, there were outstanding 158,750,985 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$1,906,810	$1,903,201	$3,843,266	$3,724,778

Operating costs and expenses:
Cost of services	1,110,514	1,104,394	2,227,052	2,201,392
Selling, general and administrative	440,788	462,789	941,429	910,647
Amortization of intangible assets	20,169	18,592	40,400	28,441
Other operating expense, net	591	572	52	236,484
Total operating costs and expenses	1,572,062	1,586,347	3,208,933	3,376,964

Operating income	334,748	316,854	634,333	347,814

Other income (expense):
Interest expense, net	(41,942)	(46,581)	(84,275)	(84,510)
Equity earnings in unconsolidated joint ventures	7,372	7,869	14,981	15,568
Other (expense) income, net	(1,256)	(346)	3,501	1,862
Total non-operating expenses, net	(35,826)	(39,058)	(65,793)	(67,080)

Income from continuing operations before taxes	298,922	277,796	568,540	280,734
Income tax expense	112,394	105,762	213,771	154,988
Income from continuing operations	186,528	172,034	354,769	125,746
Income (loss) from discontinued operations, net of taxes	(55)	(507)	219	(881)
Net income	186,473	171,527	354,988	124,865

Less: Net income attributable to noncontrolling interests	8,768	8,384	18,165	15,583
Net income attributable to Quest Diagnostics	$177,705	$163,143	$336,823	$109,282

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$177,760	$163,650	$336,604	$110,163
Income (loss) from discontinued operations, net of taxes	(55)	(507)	219	(881)
Net income	$177,705	$163,143	$336,823	$109,282

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$1.12	$1.03	$2.12	$0.68
Income (loss) from discontinued operations	—	—	—	—
Net income	$1.12	$1.03	$2.12	$0.68

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$1.11	$1.02	$2.10	$0.68
Income (loss) from discontinued operations	—	—	—	(0.01)
Net income	$1.11	$1.02	$2.10	$0.67

Weighted average common shares outstanding:
Basic	158,477	157,607	158,385	159,548
Diluted	159,784	159,352	159,745	161,278

Dividends per common share	$0.17	$0.10	$0.34	$0.20
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$186,473	$171,527	$354,988	$124,865

Other comprehensive income (loss):
Currency translation	(19,183)	1,970	(967)	26,474
Market valuation, net of tax	44	(346)	245	(1,596)
Net deferred loss on cash flow hedges, net of tax	210	210	420	(1,461)
Other comprehensive (loss) income	(18,929)	1,834	(302)	23,417

Comprehensive income	167,544	173,361	354,686	148,282
Less: Comprehensive income attributable to noncontrolling interests	8,768	8,384	18,165	15,583
Comprehensive income attributable to Quest Diagnostics	$158,776	$164,977	$336,521	$132,699
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2012 AND DECEMBER 31, 2011
(in thousands, except per share data)

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$173,742	$164,886
Accounts receivable, net of allowance for doubtful accounts of $249,472 and $237,339 at June 30, 2012 and December 31, 2011, respectively	941,469	906,455
Inventories	90,098	89,132
Deferred income taxes	163,457	153,328
Prepaid expenses and other current assets	108,409	87,459
Total current assets	1,477,175	1,401,260
Property, plant and equipment, net	788,626	799,771
Goodwill	5,822,551	5,795,765
Intangible assets, net	1,016,293	1,035,612
Other assets	288,202	280,971
Total assets	$9,392,847	$9,313,379

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$880,221	$906,764
Short-term borrowings and current portion of long-term debt	444,497	654,395
Total current liabilities	1,324,718	1,561,159
Long-term debt	3,378,190	3,370,522
Other liabilities	668,804	666,699
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both June 30, 2012 and December 31, 2011; 215,058 shares and 214,607 shares issued at June 30, 2012 and December 31, 2011, respectively	2,151	2,146
Additional paid-in capital	2,357,648	2,347,518
Retained earnings	4,546,307	4,263,599
Accumulated other comprehensive loss	(8,369)	(8,067)
Treasury stock, at cost; 56,763 shares and 57,187 shares at June 30, 2012 and December 31, 2011, respectively	(2,902,533)	(2,912,324)
Total Quest Diagnostics stockholders’ equity	3,995,204	3,692,872
Noncontrolling interests	25,931	22,127
Total stockholders’ equity	4,021,135	3,714,999
Total liabilities and stockholders’ equity	$9,392,847	$9,313,379
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(unaudited)
(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$354,988	$124,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,029	136,084
Provision for doubtful accounts	147,183	145,985
Deferred income tax (benefit) provision	(11,305)	8,890
Stock-based compensation expense	34,178	35,192
Excess tax benefits from stock-based compensation arrangements	(3,929)	(4,786)
Provision for special charge	—	236,000
Other, net	264	6,430
Changes in operating assets and liabilities:
Accounts receivable	(181,918)	(194,057)
Accounts payable and accrued expenses	(87,698)	(74,546)
Settlement of special charge	—	(241,000)
Income taxes payable	28,648	39,323
Other assets and liabilities, net	(12,306)	1,703
Net cash provided by operating activities	412,134	220,083

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(50,568)	(1,136,380)
Sale of securities acquired in business acquisition	—	213,541
Capital expenditures	(77,408)	(78,624)
Increase in investments and other assets	(2,565)	(6,503)
Net cash used in investing activities	(130,541)	(1,007,966)

Cash flows from financing activities:
Proceeds from borrowings	685,000	2,433,329
Repayments of debt	(899,646)	(1,108,786)
Purchases of treasury stock	(100,000)	(835,001)
Exercise of stock options	90,579	97,216
Excess tax benefits from stock-based compensation arrangements	3,929	4,786
Dividends paid	(53,981)	(32,930)
Distributions to noncontrolling interests	(15,795)	(16,850)
Other financing activities, net	17,177	(18,964)
Net cash (used in) provided by financing activities	(272,737)	522,800

Net change in cash and cash equivalents	8,856	(265,083)
Cash and cash equivalents, beginning of period	164,886	449,301
Cash and cash equivalents, end of period	$173,742	$184,218
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011
(unaudited)
(in thousands)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2011	157,420	$2,146	$2,347,518	$4,263,599	$(8,067)	$(2,912,324)	$22,127	$3,714,999
Net income				336,823			18,165	354,988
Other comprehensive loss, net of tax					(302)			(302)
Dividends declared				(54,115)				(54,115)
Distributions to noncontrolling interests							(15,795)	(15,795)
Issuance of common stock under benefit plans	996	8	1,523			8,582		10,113
Stock-based compensation expense			32,393			1,785		34,178
Exercise of stock options	1,950		(8,845)			99,424		90,579
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(342)	(3)	(19,721)					(19,724)
Tax benefits associated with stock-based compensation plans			4,780					4,780
Purchases of treasury stock	(1,729)					(100,000)		(100,000)
Other							1,434	1,434
Balance, June 30, 2012	158,295	$2,151	$2,357,648	$4,546,307	$(8,369)	$(2,902,533)	$25,931	$4,021,135

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2010	170,717	$2,142	$2,311,421	$3,867,420	$10,626	$(2,158,129)	$20,645	$4,054,125
Net income				109,282			15,583	124,865
Other comprehensive income, net of tax					23,417			23,417
Dividends declared				(31,665)				(31,665)
Distributions to noncontrolling interests							(16,850)	(16,850)
Issuance of common stock under benefit plans	972	7	1,274			8,770		10,051
Stock-based compensation expense			33,418			1,774		35,192
Exercise of stock options	2,240		(16,220)			113,436		97,216
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(339)	(3)	(19,283)					(19,286)
Tax benefits associated with stock-based compensation plans			6,464					6,464
Purchases of treasury stock	(15,378)					(835,001)		(835,001)
Other							2,068	2,068
Balance, June 30, 2011	158,212	$2,146	$2,317,074	$3,945,037	$34,043	$(2,869,150)	$21,446	$3,450,596
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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$177,760	$163,650	$336,604	$110,163
Income (loss) from discontinued operations, net of taxes	(55)	(507)	219	(881)
Net income attributable to Quest Diagnostics’ common stockholders	$177,705	$163,143	$336,823	$109,282

Income from continuing operations	$177,760	$163,650	$336,604	$110,163
Less: Earnings allocated to participating securities	722	877	1,326	967
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$177,038	$162,773	$335,278	$109,196

Weighted average common shares outstanding – basic	158,477	157,607	158,385	159,548
Effect of dilutive securities:
Stock options and performance share units	1,307	1,745	1,360	1,730
Weighted average common shares outstanding – diluted	159,784	159,352	159,745	161,278

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$1.12	$1.03	$2.12	$0.68
Income (loss) from discontinued operations	—	—	—	—
Net income	$1.12	$1.03	$2.12	$0.68

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$1.11	$1.02	$2.10	$0.68
Income (loss) from discontinued operations	—	—	—	(0.01)
Net income	$1.11	$1.02	$2.10	$0.67

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Stock options and performance share units	2,463	2,275	2,229	2,154

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

4.     FAIR VALUE MEASUREMENTS

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2012		Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$65,218	$—	$65,218	$—
Trading securities	48,434	48,434	—	—
Cash surrender value of life insurance policies	23,487	—	23,487	—
Available-for-sale equity securities	1,048	—	—	1,048
Foreign currency forward contracts	77	—	77	—
Total	$138,264	$48,434	$88,782	$1,048

Liabilities:
Deferred compensation liabilities	$76,192	$—	$76,192	$—
Foreign currency forward contracts	459	—	459	—
Total	$76,651	$—	$76,651	$—

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2011		Level 1	Level 2	Level 3
Assets:
Interest rate swaps	$56,520	$—	$56,520	$—
Trading securities	46,926	46,926	—	—
Cash surrender value of life insurance policies	20,936	—	20,936	—
Available-for-sale equity securities	646	—	—	646
Foreign currency forward contracts	180	—	180	—
Total	$125,208	$46,926	$77,636	$646

Liabilities:
Deferred compensation liabilities	$71,688	$—	$71,688	$—
Foreign currency forward contracts	1,648	—	1,648	—
Total	$73,336	$—	$73,336	$—

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At June 30, 2012, the fair value of the Company’s debt was estimated at $4.3 billion, which exceeded the carrying value by $500 million. At December 31, 2011, the fair value of the Company's debt was estimated at $4.4 billion, which exceeded the carrying value by $387 million. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

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

6.    TAXES ON INCOME

Income tax expense for the six months ended June 30, 2012 and 2011 was $214 million and $155 million, respectively. The decrease in the effective income tax rate for the six months ended June 30, 2012, compared to the prior year period, is primarily due to the Medi-Cal charge in the first quarter of 2011 (see Note 5), a portion for which a tax benefit was not recorded.

7.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the six months ended June 30, 2012 and for the year ended December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
Balance at beginning of period	$5,795,765	$5,101,938
Goodwill acquired during the period	28,144	701,087
Decrease related to foreign currency translation	(1,358)	(7,260)
Balance at end of period	$5,822,551	$5,795,765

Approximately 90% of the Company’s goodwill as of June 30, 2012 and December 31, 2011 was associated with its clinical testing business.

For the six months ended June 30, 2012, goodwill acquired was principally associated with the acquisition of S.E.D. Medical Laboratories. Of the all-cash purchase price of $50.5 million, approximately $28 million and $19 million, respectively, represented goodwill, which is deductible for tax purposes, and intangible assets, principally comprised of customer-related intangibles.

For the year ended December 31, 2011, goodwill acquired was principally associated with the Athena Diagnostics ("Athena") and Celera Corporation ("Celera") acquisitions. A full description of the Company’s acquisitions is contained in Note 4 to the Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Intangible assets at June 30, 2012 and December 31, 2011 consisted of the following:

	Weighted Average Amortization Period	June 30, 2012			December 31, 2011
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related intangibles	19 years	$648,161	$(209,874)	$438,287	$630,671	$(193,131)	$437,540
Non-compete agreements	4 years	46,163	(19,955)	26,208	45,798	(14,633)	31,165
Technology	14 years	170,044	(35,066)	134,978	165,113	(27,929)	137,184
Other	8 years	149,762	(34,592)	115,170	146,613	(23,552)	123,061
Total	16 years	1,014,130	(299,487)	714,643	988,195	(259,245)	728,950

Intangible assets not subject to amortization:
Tradenames		300,371	—	300,371	300,648	—	300,648
In-process research and development		120	—	120	5,250	—	5,250
Other		1,159	—	1,159	764	—	764
Total intangible assets		$1,315,780	$(299,487)	$1,016,293	$1,294,857	$(259,245)	$1,035,612

Amortization expense related to intangible assets was $20.2 million and $18.6 million for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, amortization expense related to intangible assets was $40.4 million and $28.4 million, respectively.

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of June 30, 2012 is as follows:

Fiscal Year Ending December 31,
Remainder of 2012	$39,818
2013	78,383
2014	76,028
2015	64,666
2016	57,956
2017	53,349
Thereafter	344,443
Total	$714,643

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

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	June 30, 2012		December 31, 2011
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$65,218	Other assets	$56,520

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Foreign currency forward contracts	Other current assets	77	Other current assets	180
Liability Derivatives:
Foreign currency forward contracts	Other current liabilities	459	Other current liabilities	1,648

Total Net Derivatives Asset		$64,836		$55,052

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

Interest Rate Derivatives – Cash Flow Hedges

The Company has entered into various interest rate lock agreements and forward starting interest rate swap agreements to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in interest rates. The total net loss, net of taxes, recognized in accumulated other comprehensive loss, related to the Company's cash flow hedges as of June 30, 2012 and December 31, 2011 was $7.2 million and $7.7 million, respectively. The loss recognized on the Company's cash flow hedges for the three and six months ended June 30, 2012 and 2011, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive loss into earnings within the next twelve months is $1.3 million.

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps which have an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 0.54% and one-month LIBOR plus 1.33%. These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2016 and a portion of the Senior Notes due 2020 and effectively convert that portion of the debt into variable interest rate debt. These interest rate swaps are classified as assets with fair values of $65.2 million and $56.5 million at June 30, 2012 and December 31, 2011, respectively. Since inception, the fair value hedges have been effective; therefore, there is no impact on earnings for the three and six months ended June 30, 2012 and 2011 as a result of hedge ineffectiveness.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Foreign Currency Risk

The Company is exposed to market risk for changes in foreign exchange rates primarily under certain intercompany receivables and payables. Foreign exchange forward contracts are used to mitigate the exposure of the eventual net cash inflows or outflows resulting from these intercompany transactions. The objective is to hedge a portion of the forecasted foreign currency risk over a rolling 12-month time horizon to mitigate the eventual impacts of changes in foreign exchange rates on the cash flows of the intercompany transactions. As of June 30, 2012, the gross notional amount of foreign currency forward contracts in U.S. dollars was $17.2 million and principally consists of contracts in Swedish krona. The Company does not designate these derivative instruments as hedges under current accounting standards unless the benefits of doing so are material. The Company's foreign exchange exposure is not material to the Company's consolidated financial condition or results of operations. The Company does not hedge its net investment in non-U.S. subsidiaries because it views those investments as long-term in nature.

9.    STOCKHOLDERS’ EQUITY

Components of Comprehensive Income

The market valuation adjustments represent unrealized holding gains (losses) on available-for-sale securities, net of taxes. The net deferred loss on cash flow hedges represents deferred losses on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 8). For the three and six months ended June 30, 2012 and 2011, the tax effects related to the market valuation adjustments and deferred losses were not material. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

Dividend Program

During each of the first three quarters of 2011, the Company's Board of Directors declared a quarterly cash dividend of $0.10 per common share and in October 2011, declared an increase in the quarterly cash dividend from $0.10 per common share to $0.17 per common share. During each of the quarters in 2012, the Company's Board of Directors declared a quarterly cash dividend of $0.17 per common share.

Share Repurchase Plan

In January 2012, the Company’s Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to $1.1 billion. The share repurchase authorization has no set expiration or termination date.

For the three months ended June 30, 2012, the Company repurchased 882 thousand shares of its common stock at an average price of $56.70 per share for a total of $50 million. For the six months ended June 30, 2012, the Company repurchased 1.7 million shares of its common stock at an average price of $57.83 per share for a total of $100 million. For the three and six months ended June 30, 2012, the Company reissued 0.7 million shares and 2.2 million shares, respectively, for employee benefit plans. At June 30, 2012, $965 million remained available under the Company’s share repurchase authorizations.

For the six months ended June 30, 2011, the Company repurchased, in a transaction which occurred in the first quarter, 15.4 million shares of its common stock from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $54.30 per share for a total of $835 million. For the three and six months ended June 30, 2011, the Company reissued 1.1 million shares and 2.4 million shares, respectively, for employee benefit plans.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

10.    SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Depreciation expense	$51,686	$54,127	$103,629	$107,643

Interest expense	(42,639)	(47,231)	(85,626)	(85,510)
Interest income	697	650	1,351	1,000
Interest expense, net	(41,942)	(46,581)	(84,275)	(84,510)

Interest paid	32,208	17,539	81,990	72,583
Income taxes paid	192,556	97,119	202,809	107,721

Assets acquired under capital leases	1,763	1,876	2,955	2,697

Businesses acquired:
Fair value of assets acquired	—	1,555,444	50,800	1,555,444
Fair value of liabilities assumed	—	148,192	269	148,192
Fair value of net assets acquired	—	1,407,252	50,531	1,407,252
Merger consideration paid (payable)	12	(158,560)	37	(158,560)
Cash paid for business acquisitions	12	1,248,692	50,568	1,248,692
Less: Cash acquired	—	112,312	—	112,312
Business acquisitions, net of cash acquired	$12	$1,136,380	$50,568	$1,136,380

11.     COMMITMENTS AND CONTINGENCIES

The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which is renewed annually, matures on November 18, 2012.

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $60 million in letters of credit were outstanding at June 30, 2012. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments. In addition, $5 million of bank guarantees were outstanding at June 30, 2012 in support of certain foreign operations.

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

In April 2010, a putative class action was filed against the Company and NID in the U.S. District Court for the Eastern District of New York on behalf of entities that allegedly purchased or paid for certain of NID's test kits. The complaint alleges that certain of NID's test kits were defective and that defendants, among other things, violated RICO and state consumer protection laws. The complaint alleges an unspecified amount of damages. The Company filed a motion to dismiss this complaint. In April 2012, the Magistrate Judge issued a report and recommendation recommending that the court dismiss the complaint. Following the Magistrate Judge's report, the plaintiff agreed to dismiss their case with prejudice.

In August 2010, a shareholder derivative action entitled Cornish v. Quest Diagnostics Incorporated, et al. was filed in New Jersey state court on behalf of the Company against the directors and certain officers of the Company. The complaint alleges that the defendants breached their fiduciary duties in connection with, among other things, alleged overcharges by the Company to Medi-Cal, the California Medicaid program, for testing services, and seeks unspecified compensatory damages and equitable relief. The action was dismissed without prejudice. On July 21, 2011, the action was re-filed. In June 2011 and October 2011, two additional shareholder derivative actions were filed in New Jersey state court raising allegations similar to those in the Cornish case. The Company filed motions to dismiss each of the three complaints. The court granted the Company's motion to dismiss the Cornish complaint. The other two actions were consolidated and, in light of the dismissal of the Cornish complaint, the plaintiff agreed to dismiss the consolidated actions.

In November 2010, a putative class action entitled Seibert v. Quest Diagnostics Incorporated, et al. was filed against the Company and certain former officers of the Company in New Jersey state court, on behalf of the Company's sales people nationwide who were over forty years old and who either resigned or were terminated after being placed on a performance improvement plan. The complaint alleges that the defendants' conduct violates the New Jersey Law Against Discrimination ("NJLAD"), and seeks, among other things, unspecified damages. The defendants removed the complaint to the United States District Court for the District of New Jersey. The plaintiffs filed an amended complaint that adds claims under ERISA. The Company filed a motion seeking to limit the application of the NJLAD to only those members of the purported class who worked in New Jersey and to dismiss the individual defendants. The motion was granted. The only remaining NJLAD claim is that of the named plaintiff; the ERISA claim remains in the case.

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

In January 2012, a putative class action entitled Beery v. Quest Diagnostics Incorporated was filed in the United States District Court for the District of New Jersey against the Company and a subsidiary, on behalf of all female sales representatives employed by the defendants from February 17, 2010 to the present. The amended complaint alleges that the defendants discriminate against these female sales representatives on account of their gender, in violation of the federal civil rights and equal pay acts, and seeks, among other things, injunctive relief and monetary damages. The Company has filed motions to dismiss the complaint, to strike the class allegations and to compel arbitration with the named plaintiffs.

In September 2009, the Company received a subpoena from the Michigan Attorney General's Office seeking documents relating to the Company's pricing and billing practices as they relate to Michigan's Medicaid program. The Company cooperated with the requests. In January 2012, the State of Michigan intervened as a plaintiff in a civil lawsuit,

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Michigan ex rel. Hunter Laboratories LLC v. Quest Diagnostics Incorporated, et al., filed in Michigan Superior Court. The suit, originally filed by a competitor laboratory, alleges that the Company overcharged Michigan's Medicaid program. The Company filed a motion to dismiss the complaint.

In addition, the Company and certain of its subsidiaries have received subpoenas from state agencies. The Company and the subsidiaries continue responding to subpoenas from state agencies in two states and cooperating with their requests.

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

Reserves for Legal Matters

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. Reserves for legal matters totaled less than $5 million at both June 30, 2012 and December 31, 2011. As of June 30, 2012, the Company does not believe that any losses related to the Other Legal Matters described above are probable. While the Company believes that a reasonable possibility exists that losses may have been incurred related to the Other Legal Matters described above, based on the nature and status of these matters, potential losses, if any, cannot be estimated.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled approximately $123 million and $127 million as of June 30, 2012 and December 31, 2011, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

12.    DISCONTINUED OPERATIONS

Summarized financial information for the discontinued operations of NID, a test kit manufacturing subsidiary which was closed in 2006, is set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues	$—	$—	$—	$—
Income (loss) from discontinued operations before taxes	431	(190)	1,413	(282)
Income tax expense	(486)	(317)	(1,194)	(599)
Income (loss) from discontinued operations, net of taxes	$(55)	$(507)	$219	$(881)

The remaining balance sheet information related to NID was not material at June 30, 2012 and December 31, 2011.

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

At June 30, 2012, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

The following table is a summary of segment information for the three and six months ended June 30, 2012 and 2011. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. Certain general operating expenses in 2011 have been reclassified to conform to the current year presentation of the Company's clinical laboratory testing business. General management and administrative corporate expenses, including amortization of intangible assets and the Medi-Cal charge in the first quarter of 2011 of $236 million (see Note 5), are included in general corporate expenses below. The accounting policies of the segments are the same as those of the Company as set forth in Note 2 to the Consolidated Financial Statements contained in the Company’s 2011 Annual Report on Form 10-K

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

and Note 2 to the interim consolidated financial statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net revenues:
Clinical laboratory testing business	$1,739,092	$1,726,948	$3,507,079	$3,389,113
All other operating segments	167,718	176,253	336,187	335,665
Total net revenues	$1,906,810	$1,903,201	$3,843,266	$3,724,778

Operating earnings (loss):
Clinical laboratory testing business	$374,670	$366,609	$730,385	$676,893
All other operating segments	16,283	14,766	27,910	22,625
General corporate expenses	(56,205)	(64,521)	(123,962)	(351,704)
Total operating income	334,748	316,854	634,333	347,814
Non-operating expenses, net	(35,826)	(39,058)	(65,793)	(67,080)
Income from continuing operations before taxes	298,922	277,796	568,540	280,734
Income tax expense	112,394	105,762	213,771	154,988
Income from continuing operations	186,528	172,034	354,769	125,746
Income (loss) from discontinued operations, net of taxes	(55)	(507)	219	(881)
Net income	186,473	171,527	354,988	124,865
Less: Net income attributable to noncontrolling interests	8,768	8,384	18,165	15,583
Net income attributable to Quest Diagnostics	$177,705	$163,143	$336,823	$109,282

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are engaged in a multi-year program designed to deliver $500 million in run rate cost savings versus 2011 by the time we exit 2014. We anticipate that this program, which we now call Invigorate, will deliver approximately 20% of our $500 million goal as we exit 2012, with the remainder in 2013 and 2014. This effort is intended to address continued reimbursement pressures and labor and benefit cost increases, free up additional resources to invest in science, innovation and other growth initiatives, and enable us to improve operating profitability and quality. We anticipate roughly one-third of the savings from client support/billing, procurement and supply chain; one-third from laboratory operations and specimen acquisition; and one-third from selling, general and administrative expenses, including information technology. Common themes across many of the opportunities include standardizing systems and processes and data bases, increased use of automation and technology, and centralizing and selective outsourcing of certain activities.
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
In connection with our Invigorate program, we launched a voluntary retirement program to certain eligible employees that qualified for the program. Of the total estimated pre-tax charges for employee separation costs noted above, we expect to incur approximately $50 million in connection with the voluntary retirement program over the next several quarters. We estimate that the voluntary retirement program will contribute approximately $40 million of annualized savings once fully implemented, which we expect in the first quarter of 2013.

Recent Acquisitions

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

Results of Operations

Three and Six Months Ended June 30, 2012 Compared with Three and Six Months Ended June 30, 2011

Continuing Operations

	Three Months Ended June 30,			Six Months Ended June 30,
			% Increase (Decrease)			% Increase (Decrease)
	2012	2011		2012	2011
	(dollars in millions, except per share data)
Net revenues	$1,906.8	$1,903.2	0.2%	$3,843.3	$3,724.8	3.2%
Income from continuing operations	177.8	163.6	8.7%	336.6	110.2	205.4%
Earnings per diluted share	$1.11	$1.02	8.8%	$2.10	$0.68	208.8%

Results for the three months ended June 30, 2012 were affected by certain items that impacted earnings per diluted share by $0.06. During the second quarter of 2012, we incurred costs of $12.6 million, or $0.05 per diluted share, primarily associated with professional fees and workforce reductions associated with further restructuring and integrating our business. Results for the quarter also included $3.0 million, or $0.01 per diluted share, principally associated with separation costs and accelerated vesting of certain equity awards in connection with the succession of our prior CEO.

Results for the six months ended June 30, 2012 were affected by certain items that impacted earnings per diluted share by $0.14. During the six months ended June 30, 2012, we incurred costs of $25.7 million, or $0.10 per diluted share, primarily associated with professional fees and workforce reductions associated with further restructuring and integrating our business. Results for the six months ended June 30, 2012 also included $10.1 million, or $0.04 per diluted share, principally associated with separation costs and accelerated vesting of certain equity awards in connection with the succession of our prior CEO.

Results for the three months ended June 30, 2011 included $15.1 million of pre-tax transaction costs, or $0.07 per diluted share, associated with the acquisitions of Athena and Celera. Of these costs, $14.3 million, primarily related to professional fees, were recorded in selling, general and administrative expenses and $0.8 million of financing related costs were included in interest expense, net. Results for the three months ended June 30, 2011 also included $6.1 million of pre-tax restructuring and integration charges, or $0.03 per diluted share, consisting principally of workforce reductions.

Results for the six months ended June 30, 2011 were affected by a number of items which impacted earnings per diluted share by $1.44. During the first quarter of 2011, we recorded the Medi-Cal charge of $236 million, or $1.20 per diluted share, in "other operating expense, net." Results for the six months ended June 30, 2011 also included $19.4 million of pre-tax restructuring and integration charges, or $0.07 per diluted share, principally associated with workforce reductions. In addition, results for the six months ended June 30, 2011 included pre-tax charges of $19.7 million, or $0.10 per diluted share, associated with the acquisitions of Athena and Celera. Of these costs $16.6 million, primarily related to professional fees, were recorded in selling, general and administrative expenses and $3.1 million of financing related costs were included in interest expense, net. In addition, we estimate that the impact of severe weather during the first quarter of 2011 adversely affected operating income for the six months ended June 30, 2011 by $18.5 million, or $0.07 per diluted share.

Net Revenues

Net revenues for the three months ended June 30, 2012 were 0.2% above the prior year level with the Celera and S.E.D. acquisitions contributing 0.8% revenue growth in the quarter.

Clinical testing revenue, which accounted for over 90% of our consolidated revenues, increased by 0.7% for the three months ended June 30, 2012 compared to the prior year period. The acquisitions of Celera and S.E.D. contributed about half a percent to clinical testing revenue growth in the quarter. Clinical testing volume, measured by the number of requisitions, increased 0.7% for the second quarter of 2012, compared to the prior year period. This increase was primarily driven by the acquisitions of Celera and S.E.D., and the continued growth of pre-employment drug testing, which increased about 5% in the quarter.

Revenue per requisition for the three months ended June 30, 2012 was essentially unchanged from the prior year level. Revenue per requisition benefited from an increase in the number of tests ordered per requisition, and was offset by reimbursement changes, and business and payor mix changes including an increase in lower priced drugs-of-abuse testing, and a decrease in higher priced anatomic pathology testing.

Net revenues for the six months ended June 30, 2012 were 3.2% above the prior year level with the Athena, Celera and S.E.D. acquisitions contributing approximately 2% to consolidated revenue growth.

Clinical testing revenue increased 3.5% for the six months ended June 30, 2012 compared to the prior year period. The acquisitions of Athena, Celera and S.E.D. contributed about 1.7% to clinical testing revenue growth during the period. Clinical testing volume, measured by the number of requisitions, increased 2.0% compared to the prior year period. We estimate that the impact of weather favorably affected the year-over-year volume comparisons by about 1%, and acquisitions contributed about 0.5%. After considering the favorable impact of weather and acquisitions, underlying volume growth was about 0.5%. Pre-employment drug testing volume grew about 5% during the six months ended June 30, 2012.

Revenue per requisition for the six months ended June 30, 2012 was 1.4% above the prior year period. Revenue per requisition continued to benefit from an increased mix in gene-based and esoteric testing, particularly from the impact of the acquired operations of Athena and Celera. Partially offsetting this benefit were reimbursement changes, and business and payor mix changes including an increase in lower priced drugs-of-abuse testing, and a decrease in higher priced anatomic pathology testing.

Our businesses other than clinical laboratory testing accounted for approximately 9% of our net revenues for the three and six months ended June 30, 2012 and 2011. These businesses contain most of our international operations and include our risk assessment services, clinical trials testing, healthcare information technology and diagnostic products businesses. For the three months ended June 30, 2012, combined revenues in these businesses decreased by approximately 5%, compared to the prior year period. For the six months ended June 30, 2012, combined revenues in these businesses approximated the prior year level. Increased revenues associated with our diagnostics products operations acquired as part of the Celera acquisition offset an approximate 5% reduction in revenues among our other non-clinical testing businesses.

Operating Costs and Expenses

	Three Months Ended June 30,
	2012		2011		Increase (Decrease)
	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue
	(dollars in millions)
Cost of services	$1,110.5	58.2%	$1,104.4	58.0%	$6.1	0.2%
Selling, general and administrative expenses (SG&A)	440.8	23.1	462.8	24.3	(22.0)	(1.2)
Amortization of intangible assets	20.2	1.1	18.6	1.0	1.6	0.1
Other operating expense, net	0.6	—	0.6	0.1	—	(0.1)
Total operating costs and expenses	$1,572.1	82.4%	$1,586.4	83.4%	$(14.3)	(1.0)%
Bad debt expense (included in SG&A)	$66.5	3.5%	$68.6	3.6%	$(2.1)	(0.1)%

	Six Months Ended June 30,
	2012		2011		Increase (Decrease)
	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue
	(dollars in millions)
Cost of services	$2,227.1	57.9%	$2,201.4	59.1%	$25.7	(1.2)%
Selling, general and administrative expenses (SG&A)	941.4	24.5	910.6	24.4	30.8	0.1
Amortization of intangible assets	40.4	1.1	28.5	0.8	11.9	0.3
Other operating expense, net	0.1	—	236.5	6.4	(236.4)	(6.4)
Total operating costs and expenses	$3,209.0	83.5%	$3,377.0	90.7%	$(168.0)	(7.2)%
Bad debt expense (included in SG&A)	$147.2	3.8%	$146.0	3.9%	$1.2	(0.1)%

Total Operating Costs and Expenses

For the three months ended June 30, 2012, total operating costs and expenses were $14 million below the prior year level, primarily driven by actions we have taken to reduce our cost structure, and by the impact in 2011 of professional fees and integration charges associated with the acquisitions of Athena and Celera. This decrease was partially offset by higher professional fees and other costs associated with further restructuring and integrating our business and costs incurred in connection with the succession of our prior CEO.

Results for the three months ended June 30, 2012 included costs of $12.6 million, primarily associated with professional fees and workforce reductions incurred in connection with further restructuring and integrating our business ($4.6 million in cost of services and $8.0 million in selling, general and administrative expenses). In addition, $3.0 million of pre-tax charges, associated with separation costs and accelerated vesting of certain equity awards in connection with the succession of our prior CEO, were recorded in selling, general and administrative expenses.

Results for the three months ended June 30, 2011 included pre-tax transaction costs of $14.3 million associated with the acquisitions of Athena and Celera, primarily related to professional fees, which were recorded in selling, general and administrative expenses. Results for the three months ended June 30, 2011 also included $6.1 million of pre-tax restructuring and integration charges, principally associated with workforce reductions, which were recorded in selling, general and administrative expenses.

For the six months ended June 30, 2012, total operating costs and expenses were $168 million below the prior year level, primarily due to the impact of the 2011 Medi-Cal charge, transaction costs associated with the acquisitions of Athena and Celera in 2011 and, to a lesser extent, actions we have taken to reduce our cost structure. This decrease was partially offset by an increase in operating expenses associated with the acquired operations of Athena, Celera and S.E.D., higher costs associated with employee compensation and benefits, and costs incurred in connection with the succession of our prior CEO. The decrease in total operating expenses as a percentage of net revenues compared to the prior year is principally due to the Medi-Cal charge recorded in 2011.

Results for the six months ended June 30, 2012 included costs of $25.7 million, primarily associated with professional fees and workforce reductions incurred in connection with further restructuring and integrating our business ($8.6 million in cost of services and $17.1 million in selling, general and administrative expenses). In addition, $10.1 million of pre-tax charges, associated with separation costs and accelerated vesting of certain equity awards in connection with the succession of our prior CEO, were recorded in selling, general and administrative expenses in 2012.

Results for the six months ended June 30, 2011 included the Medi-Cal charge of $236 million recorded in connection with the California Lawsuit. In addition, results for the six months ended June 30, 2011 included $19.4 million of restructuring and integration charges, principally associated with workforce reductions ($9.0 million in cost of services and $10.4 million in selling, general and administrative expenses). Results for the six months ended June 30, 2011 also included pre-tax transaction costs of $16.6 million associated with the acquisitions of Athena and Celera, primarily related to professional fees, which were recorded in selling, general and administrative expenses.

Cost of Services

The increase in cost of services as a percentage of net revenues for the three months ended June 30, 2012, compared to the prior year period, is principally associated with costs associated with workforce reductions. Higher costs associated with employee compensation and benefits were essentially offset by the impact of actions we have taken to reduce our cost structure.

The decrease in cost of services as a percentage of net revenues for the six months ended June 30, 2012, compared to the prior year period, primarily reflects the impact of actions we have taken to reduce our cost structure, and the impact of the acquired operations of Athena and Celera which serve to reduce the percentage. In addition, severe weather in 2011, which served to reduce revenues and increase costs as a percentage of revenues, contributed to higher cost of services as a percentage of revenues in 2011 compared to the current year period.

Selling, General and Administrative Expenses

The decrease in selling, general and administrative expenses as a percentage of net revenues for the three months ended June 30, 2012, compared to the prior year period, primarily reflects the transaction costs associated with the Athena and Celera acquisitions that were incurred during the second quarter of 2011, and actions we have taken to reduce our cost structure. This improvement was partially offset by costs incurred in connection with the succession of our prior CEO and a $1.9 million increase in pre-tax charges associated with restructuring and integration costs.

The increase in selling, general and administrative expenses as a percentage of net revenues for the six months ended June 30, 2012, compared to the prior year period, primarily reflects the impact of the acquired operations of Athena and Celera, costs incurred in connection with the succession of our prior CEO, and a $6.7 million increase in pre-tax charges associated with restructuring and integration costs. These increases were partially offset by actions we have taken to reduce our cost structure, and the favorable impact on the year over year comparisons due to the severe weather in 2011, and the transaction costs associated with the Athena and Celera acquisitions that were incurred during the 2011.

Amortization of Intangible Assets

The increase in amortization of intangible assets for the three and six months ended June 30, 2012, compared to the prior year period, primarily reflects the impact of amortization of intangible assets acquired as part of the Athena, Celera and S.E.D. acquisitions.

Other Operating Expense, net

Other operating expense, net includes special charges, and miscellaneous income and expense items related to operating activities. For the six months ended June 30, 2011, other operating expense, net included the Medi-Cal charge of $236.0 million recorded in connection with the California Lawsuit.

Operating Income

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase (Decrease)			Increase (Decrease)
	2012	2011		2012	2011
	(dollars in millions)
Operating income	$334.7	$316.9	$17.8	$634.3	$347.8	$286.5
Operating income % of net revenues	17.6%	16.6%	1.0%	16.5%	9.3%	7.2%

The primary driver of the increase in operating income as a percentage of net revenues for the three months ended June 30, 2012, compared to the prior year period, are actions we have taken to reduce our cost structure. In addition, the impact of transaction costs associated with the Athena and Celera acquisitions in 2011 served to decrease operating income as a percentage of net revenues in the second quarter of 2011. Partially offsetting these improvements are higher costs associated with employee compensation and benefits, higher costs associated with restructuring and integration activities and costs incurred in connection with the succession of our prior CEO.

The impacts of the Medi-Cal charge and severe weather in the first quarter of 2011 served to decrease operating income as a percentage of net revenues in 2011 and are the principal drivers of the improved operating income as a percentage of net revenues for the six months ended June 30, 2012. Also contributing to the improvement are actions we have taken to reduce our cost structure. Partially offsetting these improvements are higher costs associated with employee compensation and benefits, costs incurred in connection with the succession of our prior CEO, and costs associated with a legal settlement.

Interest Expense, net

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase (Decrease)			Increase (Decrease)
	2012	2011		2012	2011
	(dollars in millions)
Interest expense, net	$41.9	$46.6	$(4.7)	$84.3	$84.5	$(0.2)

Interest expense, net for the three and six months ended June 30, 2012 decreased, compared to prior year periods, primarily due to lower average outstanding debt balances in 2012 and the financing commitment fees incurred in 2011 related to the acquisition of Celera.

Other (Expense) Income, net

Other (expense) income, net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets. For the three and six months ended June 30, 2012 and 2011, other (expense) income, net consisted of the following:

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase (Decrease)			Increase (Decrease)
	2012	2011		2012	2011
	(dollars in millions)
Investment gains (losses) associated with our supplemental deferred compensation plans	$(1.3)	$0.2	$(1.5)	$3.5	$2.3	$1.2
Other (expense) income items, net	—	(0.5)	0.5	—	(0.4)	0.4
Total other (expense) income, net	$(1.3)	$(0.3)	$(1.0)	$3.5	$1.9	$1.6

Income Tax Expense

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase (Decrease)			Increase (Decrease)
	2012	2011		2012	2011
	(dollars in millions)
Income tax expense	$112.4	$105.8	$6.6	$213.8	$155.0	$58.8
Effective income tax rate	37.6%	38.1%	(0.5)%	37.6%	55.2%	(17.6)%

The increase in income tax expense for the three and six months ended June 30, 2012 is principally due to an increase in pre-tax income. The decrease in the effective income tax rate for the six months ended June 30, 2012, compared to the prior year period, is due primarily to the Medi-Cal charge in 2011, a portion for which a tax benefit was not recorded.

Discontinued Operations

Loss from discontinued operations, net of taxes, for the three months ended June 30, 2012 and 2011 was $0.1 million and $0.5 million, respectively, with no impact on diluted earnings per share. Results from discontinued operations, net of taxes for the six months ended June 30, 2012 was income of $0.2 million and a loss of $0.9 million, with a $0.01 negative impact on diluted earnings per share, for the six months ended June 30, 2011. See Note 12 to the interim consolidated financial statements for further details.

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

At June 30, 2012 and December 31, 2011, the fair value of our debt was estimated at approximately $4.3 billion and $4.4 billion, respectively, using quoted active market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At June 30, 2012 and December 31, 2011, the estimated fair value exceeded the carrying value of the debt by $500 million and $387 million, respectively. A hypothetical 10% increase in interest rates (representing 44 basis points and 41 basis points at June 30, 2012 and December 31, 2011, respectively) would potentially reduce the estimated fair value of our debt by approximately $102 million and $112 million at June 30, 2012 and December 31, 2011, respectively.

Borrowings under our floating rate senior notes due 2014, our senior unsecured revolving credit facility and our secured receivables credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. At June 30, 2012, the borrowing rates under these debt instruments were: for our floating rate senior notes due 2014, LIBOR plus 0.85%; for our senior unsecured revolving credit facility, LIBOR plus 1.125%; and for our secured receivables credit facility, 0.96%. At June 30, 2012, the weighted average LIBOR was 0.5%. As of June 30, 2012, $200 million was outstanding under our floating rate senior notes due 2014 and $435 million was outstanding under our $525 million secured receivables credit facility. There were no borrowings outstanding under our $750 million senior unsecured revolving credit facility as of June 30, 2012.

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

In March 2011, we entered into various fixed-to-variable interest rate swap agreements which have a notional amount totaling $200 million and a variable interest rate based on six-month LIBOR plus 0.54%. These derivative financial instruments are accounted for as fair value hedges of a portion of our senior notes due 2016. In addition, in previous years we entered into various fixed-to-variable interest rate swap agreements with a notional amount of $350 million and a variable interest rate based on one-month LIBOR plus 1.33% that were accounted for as fair value hedges of a portion of our senior notes due 2020. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 4 basis points) would impact annual interest expense by approximately $0.5 million, assuming no changes to the debt outstanding at June 30, 2012.

The fair value of the fixed-to-variable interest rate swap agreements related to our senior notes due 2016 and our senior notes due 2020 was an asset of $65.2 million at June 30, 2012. A hypothetical 10% change in interest rates (representing 10 basis points) would potentially change the fair value of the asset by approximately $4.0 million. In July 2012, we monetized the asset associated with these interest rate swap agreements by terminating the agreements, and entered into new fixed-to-variable interest rate swap agreements. As a result of this termination, we received proceeds of $71.8 million, which will be amortized as a reduction of interest expense over the remaining term of the hedged debt instruments.

The new agreements entered into in July 2012 include: fixed-to-variable interest rate swap agreements with a notional amount of $200 million and a variable interest rate based on six-month LIBOR plus 2.33% that are accounted for as fair value hedges of a portion of our senior notes due 2016; and fixed-to-variable interest rate swap agreements with a notional amount of $350 million and a variable interest rate based on one-month LIBOR plus 3.56% that are accounted for as fair value hedges of a portion of our senior notes due 2020.

For further details regarding our outstanding debt, see Note 11 to the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011. For details regarding our financial instruments, see Note 8 to the interim consolidated financial statements.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying value of our equity investments was $12.6 million at June 30, 2012.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2012 totaled $174 million, compared to $165 million at December 31, 2011. Cash and cash equivalents consist of cash and highly liquid short-term investments. For the six months ended June 30, 2012, cash flows from operating activities of $412 million were used to fund investing and financing activities of $131 million and $273 million, respectively. Cash and cash equivalents at June 30, 2011 totaled $184 million compared to $449 million at December 31, 2010. For the six months ended June 30, 2011, cash flows from operating activities of $220 million, together with cash on hand and cash flows from financing activities of $523 million, were used to fund investing activities of $1.0 billion.

Cash Flows from Operating Activities

Net cash provided by operating activities for the six months ended June 30, 2012 was $412 million compared to $220 million in the prior year period. For the six months ended June 30, 2011, cash flows from operating activities included the second quarter payment to Medi-Cal, the California Medicaid program, of $241 million (see Note 5 to the interim consolidated financial statements), or $194 million net of an associated reduction in second quarter estimated tax payments. Days sales outstanding, a measure of billing and collection efficiency, was 44 days at June 30, 2012, compared to 45 days at December 31, 2011 and 44 days at June 30, 2011.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 was $131 million, and consisted principally of $50.5 million related to the S.E.D. acquisition and capital expenditures of $77 million.

Net cash used in investing activities for the six months ended June 30, 2011 was $1.0 billion, consisting principally of $740 million related to the acquisition of Athena and $396 million net of cash acquired related to the acquisition of Celera, or $183 million net of cash and $213 million of short-term marketable securities acquired. A liability of $159 million, representing merger consideration related to shares of Celera which had not been surrendered, was included in accounts payable and accrued expenses at June 30, 2011. Proceeds from the sale of the short-term marketable securities, acquired as part of the Celera acquisition, were used to repay borrowings outstanding under our secured receivables credit facility and our senior unsecured revolving credit facility in the second quarter of 2011. In addition, cash flows from investing activities for the six months ended June 30, 2011 included capital expenditures of $79 million.

Cash Flows from Financing Activities

Net cash used in financing activities for the six months ended June 30, 2012 was $273 million, consisting primarily of net decreases in debt of $215 million, purchases of treasury stock of $100 million, dividend payments of $54 million and distributions to noncontrolling interests of $16 million. These decreases were partially offset by proceeds from the exercise of stock options and related tax benefits totaling $95 million. The net decrease in debt consists of $685 million of borrowings and $900 million of repayments.

For the six months ended June 30, 2012, net borrowings of $350 million under our secured receivables credit facility, together with $210 million of cash on hand, were used to fund repayments of $560 million under our term loan due May 2012. The net borrowings under our secured receivables credit facility consist of $685 million of borrowings and $335 million of repayments.

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

During the second quarter of 2011, $585 million and $30 million of borrowings under our secured receivables credit facility and our senior unsecured revolving credit facility, respectively, together with cash on hand, were used to fund the acquisition of Celera in May 2011. During the second quarter of 2011, proceeds from the sale of short-term marketable securities acquired as part of the Celera acquisition totaling $214 million, together with cash on hand, were used to fund $500 million and $30 million of debt repayments under our secured receivables credit facility and our senior unsecured revolving credit facility, respectively.

Dividends

During each of the first three quarters of 2011, our Board of Directors declared a quarterly cash dividend of $0.10 per common share and in October 2011, declared an increase in the quarterly cash dividend from $0.10 per common share to $0.17 per common share. During each of the quarters in 2012, our Board of Directors declared a quarterly cash dividend of $0.17 per common share. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

Share Repurchases

In January 2012, our Board of Directors authorized $1 billion of additional share repurchases of our common stock, increasing our total available authorization at that time to $1.1 billion. The share repurchase authorization has no set expiration or termination date.

For the three months ended June 30, 2012, we repurchased 882 thousand shares of our common stock at an average price of $56.70 per share for a total of $50 million. For the six months ended June 30, 2012, we repurchased 1.7 million shares of our common stock at an average price of $57.83 per share for a total of $100 million. At June 30, 2012, $965 million remained available under share repurchase authorizations.

For the six months ended June 30, 2011, we repurchased, in a transaction which occurred in the first quarter, 15.4 million shares of our common stock from SB Holdings Capital Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $54.30 per share for a total of $835 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of June 30, 2012:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Remainder of 2012	1-3 years	3-5 years	After 5 years
Outstanding debt	$3,735,000	$435,000	$200,000	$800,000	$2,300,000
Capital lease obligations	45,407	4,826	18,107	8,548	13,926
Interest payments on outstanding debt	2,076,097	79,767	307,338	273,014	1,415,978
Operating leases	614,086	93,937	261,560	139,213	119,376
Purchase obligations	98,163	16,559	61,420	15,721	4,463
Merger consideration obligation	966	966	—	—	—
Total contractual obligations	$6,569,719	$631,055	$848,425	$1,236,496	$3,853,743

Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of June 30, 2012 applied to the June 30, 2012 balances, which are assumed to remain outstanding through their maturity dates.

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

As of June 30, 2012, our total liabilities associated with unrecognized tax benefits were approximately $202 million, which were excluded from the table above. We believe it is reasonably possible that these liabilities may decrease by up to approximately $17 million within the next twelve months, primarily as a result of the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 6 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of June 30, 2012, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

Requirements and Capital Resources

We estimate that we will invest approximately $200 million during 2012 for capital expenditures, to support and expand our existing operations, principally related to investments in information technology, laboratory equipment and facilities. We expect to fund the repayment of our short-term borrowings and the current portion of our long-term debt using cash on hand and existing credit facilities.

As of June 30, 2012, $840 million of borrowing capacity was available under our existing credit facilities, consisting of $90 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

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

We believe that cash and cash equivalents on-hand and cash from operations, together with our borrowing capacity under our credit facilities, will provide sufficient financial flexibility to fund seasonal working capital requirements, capital expenditures, debt service requirements and other obligations, cash dividends on common shares, share repurchases and additional growth opportunities for the foreseeable future. We believe that our credit profile should provide us with access to additional financing, if necessary, to fund growth opportunities that cannot be funded from existing sources.

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

During the second quarter of 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 11 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 6.	Exhibits

Exhibits:

10.1	Amended and Restated Quest Diagnostics Incorporated Employee Long-Term Incentive Plan as amended March 27, 2012

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20120630.xml

101.SCH	dgx-20120630.xsd

101.CAL	dgx-20120630_cal.xml

101.DEF	dgx-20120630_def.xml

101.LAB	dgx-20120630_lab.xml

101.PRE	dgx-20120630_pre.xml

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the second quarter of 2012.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2012 – April 30, 2012
Share Repurchase Program (A)	—	$—	—	$1,015,056
Employee Transactions (B)	27,426	$57.56	N/A	N/A
May 1, 2012 – May 31, 2012
Share Repurchase Program (A)	548,705	$57.41	548,705	$983,554
Employee Transactions (B)	6,596	$57.40	N/A	N/A
June 1, 2012 – June 30, 2012
Share Repurchase Program (A)	333,201	$55.51	333,201	$965,056
Employee Transactions (B)	595	$58.02	N/A	N/A
Total
Share Repurchase Program (A)	881,906	$56.70	881,906	$965,056
Employee Transactions (B)	34,617	$57.54	N/A	N/A

(A)
In January 2012, our Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to $1.1 billion. The share repurchase authorization has no set expiration or termination date. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $5.5 billion of share repurchases of our common stock through June 30, 2012.

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
July 26, 2012
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
President and Chief Executive Officer

By	/s/ Robert A. Hagemann
Robert A. Hagemann
Senior Vice President and Chief Financial Officer