Form 10-Q
period 2012-09-30
QUEST DIAGNOSTICS INC
filed 2012-10-24
CIK 1022079

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012
Commission file number 001-12215

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 19, 2012, there were outstanding 158,967,586 shares of the registrant’s common stock, $.01 par value.

PART I - FINANCIAL INFORMATION

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$1,851,439	$1,906,405	$5,694,705	$5,631,183

Operating costs and expenses:
Cost of services	1,089,718	1,116,574	3,316,770	3,317,966
Selling, general and administrative	432,627	446,595	1,374,056	1,357,242
Amortization of intangible assets	19,961	19,402	60,361	47,843
Other operating expense, net	400	1,781	452	238,265
Total operating costs and expenses	1,542,706	1,584,352	4,751,639	4,961,316

Operating income	308,733	322,053	943,066	669,867

Other income (expense):
Interest expense, net	(41,028)	(43,408)	(125,303)	(127,918)
Equity earnings in unconsolidated joint ventures	4,662	7,301	19,643	22,869
Other income (expense), net	2,472	(2,677)	5,973	(815)
Total non-operating expenses, net	(33,894)	(38,784)	(99,687)	(105,864)

Income from continuing operations before taxes	274,839	283,269	843,379	564,003
Income tax expense	103,340	101,126	317,111	256,114
Income from continuing operations	171,499	182,143	526,268	307,889
Income (loss) from discontinued operations, net of taxes	39	(250)	258	(1,131)
Net income	171,538	181,893	526,526	306,758

Less: Net income attributable to noncontrolling interests	8,456	10,045	26,621	25,628
Net income attributable to Quest Diagnostics	$163,082	$171,848	$499,905	$281,130

Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$163,043	$172,098	$499,647	$282,261
Income (loss) from discontinued operations, net of taxes	39	(250)	258	(1,131)
Net income	$163,082	$171,848	$499,905	$281,130

Earnings per share attributable to Quest Diagnostics’ common stockholders - basic:
Income from continuing operations	$1.02	$1.08	$3.14	$1.76
Income (loss) from discontinued operations	—	—	—	(0.01)
Net income	$1.02	$1.08	$3.14	$1.75

Earnings per share attributable to Quest Diagnostics’ common stockholders - diluted:
Income from continuing operations	$1.01	$1.08	$3.11	$1.75
Income (loss) from discontinued operations	—	(0.01)	—	(0.01)
Net income	$1.01	$1.07	$3.11	$1.74

Weighted average common shares outstanding:
Basic	158,783	157,816	158,518	158,971
Diluted	160,702	159,002	160,064	160,519

Dividends per common share	$0.17	$0.10	$0.51	$0.30
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$171,538	$181,893	$526,526	$306,758

Other comprehensive income (loss):
Currency translation	22,288	(39,119)	21,321	(12,645)
Market valuation, net of tax	(161)	(577)	84	(2,173)
Net deferred loss on cash flow hedges, net of tax	210	209	630	(1,252)
Other comprehensive income (loss)	22,337	(39,487)	22,035	(16,070)

Comprehensive income	193,875	142,406	548,561	290,688
Less: Comprehensive income attributable to noncontrolling interests	8,456	10,045	26,621	25,628
Comprehensive income attributable to Quest Diagnostics	$185,419	$132,361	$521,940	$265,060
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 AND DECEMBER 31, 2011
(in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$191,770	$164,886
Accounts receivable, net of allowance for doubtful accounts of $233,949 and $237,339 at September 30, 2012 and December 31, 2011, respectively	930,732	906,455
Inventories	94,511	89,132
Deferred income taxes	169,006	153,328
Prepaid expenses and other current assets	86,246	87,459
Total current assets	1,472,265	1,401,260
Property, plant and equipment, net	782,812	799,771
Goodwill	5,837,179	5,795,765
Intangible assets, net	1,002,519	1,035,612
Other assets	223,946	280,971
Total assets	$9,318,721	$9,313,379

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$915,991	$906,764
Short-term borrowings and current portion of long-term debt	154,649	654,395
Total current liabilities	1,070,640	1,561,159
Long-term debt	3,375,727	3,370,522
Other liabilities	674,773	666,699
Stockholders’ equity:
Quest Diagnostics stockholders’ equity:
Common stock, par value $0.01 per share; 600,000 shares authorized at both September 30, 2012 and December 31, 2011; 215,062 shares and 214,607 shares issued at September 30, 2012 and December 31, 2011, respectively	2,151	2,146
Additional paid-in capital	2,361,477	2,347,518
Retained earnings	4,682,265	4,263,599
Accumulated other comprehensive income (loss)	13,968	(8,067)
Treasury stock, at cost; 56,345 shares and 57,187 shares at September 30, 2012 and December 31, 2011, respectively	(2,888,603)	(2,912,324)
Total Quest Diagnostics stockholders’ equity	4,171,258	3,692,872
Noncontrolling interests	26,323	22,127
Total stockholders’ equity	4,197,581	3,714,999
Total liabilities and stockholders’ equity	$9,318,721	$9,313,379
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(unaudited)
(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$526,526	$306,758
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	215,300	209,431
Provision for doubtful accounts	208,360	214,373
Deferred income tax provision	139	3,255
Stock-based compensation expense	43,087	50,789
Excess tax benefits from stock-based compensation arrangements	(3,810)	(4,575)
Provision for special charge	—	236,000
Other, net	(5,350)	5,732
Changes in operating assets and liabilities:
Accounts receivable	(231,375)	(271,113)
Accounts payable and accrued expenses	(56,134)	(84,408)
Settlement of special charge	—	(241,000)
Income taxes payable	32,311	122,061
Termination of interest rate swap agreements	71,820	—
Other assets and liabilities, net	5,881	10,425
Net cash provided by operating activities	806,755	557,728

Cash flows from investing activities:
Business acquisitions, net of cash acquired	(50,574)	(1,298,518)
Sale of securities acquired in business acquisition	—	213,541
Capital expenditures	(122,318)	(117,879)
(Increase) decrease in investments and other assets	(2,098)	798
Net cash used in investing activities	(174,990)	(1,202,058)

Cash flows from financing activities:
Proceeds from borrowings	715,000	2,658,329
Repayments of debt	(1,222,036)	(1,495,062)
Purchases of treasury stock	(149,996)	(884,995)
Exercise of stock options	143,945	104,004
Excess tax benefits from stock-based compensation arrangements	3,810	4,575
Dividends paid	(81,034)	(48,830)
Distributions to noncontrolling interests	(24,112)	(25,765)
Other financing activities, net	9,542	(6,402)
Net cash (used in) provided by financing activities	(604,881)	305,854

Net change in cash and cash equivalents	26,884	(338,476)
Cash and cash equivalents, beginning of period	164,886	449,301
Cash and cash equivalents, end of period	$191,770	$110,825
The accompanying notes are an integral part of these statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
(unaudited)
(in thousands)

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2011	157,420	$2,146	$2,347,518	$4,263,599	$(8,067)	$(2,912,324)	$22,127	$3,714,999
Net income				499,905			26,621	526,526
Other comprehensive income, net of tax					22,035			22,035
Dividends declared				(81,239)				(81,239)
Distributions to noncontrolling interests							(24,112)	(24,112)
Issuance of common stock under benefit plans	1,112	8	2,457			13,198		15,663
Stock-based compensation expense			40,322			2,765		43,087
Exercise of stock options	3,090		(13,809)			157,754		143,945
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(344)	(3)	(19,856)					(19,859)
Tax benefits associated with stock-based compensation plans			4,845					4,845
Purchases of treasury stock	(2,561)					(149,996)		(149,996)
Other							1,687	1,687
Balance, September 30, 2012	158,717	$2,151	$2,361,477	$4,682,265	$13,968	$(2,888,603)	$26,323	$4,197,581

		Quest Diagnostics Stockholders’ Equity
	Shares of Common Stock Outstanding	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock, at Cost	Non- controlling Interests	Total Stock- holders’ Equity
Balance, December 31, 2010	170,717	$2,142	$2,311,421	$3,867,420	$10,626	$(2,158,129)	$20,645	$4,054,125
Net income				281,130			25,628	306,758
Other comprehensive loss, net of tax					(16,070)			(16,070)
Dividends declared				(47,484)				(47,484)
Distributions to noncontrolling interests							(25,765)	(25,765)
Issuance of common stock under benefit plans	1,084	7	1,605			13,039		14,651
Stock-based compensation expense			48,203			2,586		50,789
Exercise of stock options	2,388		(16,949)			120,953		104,004
Shares to cover employee payroll tax withholdings on stock issued under benefit plans	(344)	(3)	(19,535)					(19,538)
Tax benefits associated with stock-based compensation plans			6,419					6,419
Purchases of treasury stock	(16,424)					(884,995)		(884,995)
Other							2,070	2,070
Balance, September 30, 2011	157,421	$2,146	$2,331,164	$4,101,066	$(5,444)	$(2,906,546)	$22,578	$3,544,964
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

New Accounting Pronouncements

In July 2012, the FASB issued an amendment to the accounting standards related to the testing of indefinite-lived intangible assets, other than goodwill, for impairment. Similar to the guidance related to the testing of goodwill for impairment, an entity testing an indefinite-lived intangible asset for impairment has the option to perform a qualitative assessment before calculating the fair value of the asset. If, after assessing the totality of events and circumstances an entity determines that it is not more-likely-than-not that the indefinite-lived intangible asset is impaired, the entity would not be required to perform the quantitative impairment test. However, if the qualitative assessment indicates that it is more-likely-than-not that the fair value of the asset is less than its carrying amount, then the quantitative assessment must be performed. An entity is permitted to perform the qualitative assessment on none, some or all of its indefinite-lived intangible assets and may also bypass the qualitative assessment and begin with the quantitative assessment of indefinite-lived intangible assets for impairment. This amendment is effective for the Company for annual and interim impairment tests performed on or after January 1, 2013 and is not expected to have a material impact on the Company's consolidated financial statements.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

3.    EARNINGS PER SHARE

The computation of basic and diluted earnings per common share was as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Amounts attributable to Quest Diagnostics’ stockholders:
Income from continuing operations	$163,043	$172,098	$499,647	$282,261
Income (loss) from discontinued operations, net of taxes	39	(250)	258	(1,131)
Net income attributable to Quest Diagnostics’ common stockholders	$163,082	$171,848	$499,905	$281,130

Income from continuing operations	$163,043	$172,098	$499,647	$282,261
Less: Earnings allocated to participating securities	663	967	1,989	1,934
Earnings available to Quest Diagnostics’ common stockholders – basic and diluted	$162,380	$171,131	$497,658	$280,327

Weighted average common shares outstanding – basic	158,783	157,816	158,518	158,971
Effect of dilutive securities:
Stock options and performance share units	1,919	1,186	1,546	1,548
Weighted average common shares outstanding – diluted	160,702	159,002	160,064	160,519

Earnings per share attributable to Quest Diagnostics’ common stockholders – basic:
Income from continuing operations	$1.02	$1.08	$3.14	$1.76
Income (loss) from discontinued operations	—	—	—	(0.01)
Net income	$1.02	$1.08	$3.14	$1.75

Earnings per share attributable to Quest Diagnostics’ common stockholders – diluted:
Income from continuing operations	$1.01	$1.08	$3.11	$1.75
Income (loss) from discontinued operations	—	(0.01)	—	(0.01)
Net income	$1.01	$1.07	$3.11	$1.74

The following securities were not included in the calculation of diluted earnings per share due to their antidilutive effect (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Stock options and performance share units	1,317	2,333	1,925	2,213

4.    INVIGORATE PROGRAM

During the first quarter of 2012, the Company committed to a course of action related to a multi-year program called Invigorate which is designed to reduce its cost structure. The Invigorate program is intended to address continued reimbursement pressures and labor and benefit cost increases, free up additional resources to invest in science, innovation and other growth initiatives, and enable the Company to improve operating profitability and quality. The Invigorate program is currently expected to be principally completed by the end of 2014.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

In connection with this program, the Company launched a voluntary retirement program to certain eligible employees. Of the total estimated pre-tax charges for employee separation costs noted below, the Company expects to incur approximately $50 million in connection with the voluntary retirement program.

In October 2012, the Company launched a major management restructuring aimed at driving operational excellence and restoring growth. The key element of the organization change will be to eliminate the complexity associated with the Company's existing structure and organize into two new business groups, Diagnostics Information Services and Diagnostic Solutions. The organizational changes are scheduled to take effect by January 1, 2013. In connection with these changes the Company expects to eliminate three management layers, and approximately 400 to 600 management positions, by the end of 2013. The management restructuring, including the reduction of management layers, is expected to add between $15 million and $20 million to our previously disclosed range of charges associated with Invigorate, which is now included in our updated estimates below.

Currently, the Company's updated high-level estimates of pre-tax charges expected to be incurred through 2014 in connection with the Invigorate program total $115 million to $195 million and consist of: $55 million to $100 million of employee separation costs; $30 million to $45 million of facility-related costs; $10 million to $20 million of asset impairment charges; and $20 million to $30 million of systems conversion and integration costs. Of the total estimated pre-tax charges expected to be incurred, the Company estimates that $105 million to $175 million are anticipated to result in cash expenditures. The actual charges incurred in connection with the Invigorate program could be materially different from these estimates. As detailed plans to implement the multi-year course of action are approved and executed, it will result in charges to earnings.

The following table provides a summary of the Company's pre-tax restructuring and integration charges associated with Invigorate for the three and nine months ended September 30, 2012:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2012	2012
Employee separation costs	$27,866	$31,550
Facility-related costs	414	414
Asset impairment charges	1,147	1,147
Accelerated vesting of stock-based compensation	3,030	3,030
Total restructuring charges	32,457	36,141

Other integration costs	2,431	5,241
Total restructuring and integration charges	$34,888	$41,382

Of the total employee separation costs noted above, $20.6 million and $23.3 million represent costs incurred under the Company's voluntary retirement program for the three and nine months ended September 30, 2012, respectively.

Of the total $34.9 million in restructuring and integration charges incurred during the three months ended September 30, 2012, $19.8 million and $15.1 million was recorded in cost of services and selling, general and administrative expenses, respectively. Of the total $41.4 million in restructuring and integration charges incurred during the nine months ended September 30, 2012, $25.7 million and $15.7 million was recorded in cost of services and selling, general and administrative expenses, respectively. These charges were primarily recorded in the Company's clinical laboratory testing business.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

The following table summarizes the activity of the restructuring liability as of September 30, 2012:

	Employee Separation Costs	Facility-Related Costs	Total

Initial charges	$31,550	$414	$31,964
Less:
Cash payments	5,068	93	5,161
Other / adjustments	269	—	269
Balance, September 30, 2012	$26,213	$321	$26,534

In addition to the restructuring and integration charges noted above, the Company incurred approximately $9.7 million and $28.8 million of which $9.3 million and $24.8 million principally represent professional fees incurred in connection with further restructuring and integration of the Company's business for the three and nine months ended September 30, 2012, respectively; with the remainder representing costs related to the integration of recently acquired companies with the Company's operations.

5.     FAIR VALUE MEASUREMENTS

The following table provides a summary of the recognized assets and liabilities that are measured at fair value on a recurring basis:

		Basis of Fair Value Measurements
		Quoted Prices in Active Markets for Identical Assets / Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2012		Level 1	Level 2	Level 3
Assets:
Trading securities	$51,025	$51,025	$—	$—
Cash surrender value of life insurance policies	24,571	—	24,571	—
Interest rate swaps	870	—	870	—
Available-for-sale equity securities	784	—	—	784
Foreign currency forward contracts	544	—	544	—
Total	$77,794	$51,025	$25,985	$784

Liabilities:
Deferred compensation liabilities	$80,259	$—	$80,259	$—
Interest rate swaps	1,148	—	1,148	—
Total	$81,407	$—	$81,407	$—

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate fair value based on the short maturities of these instruments. At September 30, 2012, the fair value of the Company’s debt was estimated at $4.1 billion, which exceeded the carrying value by $521 million. At December 31, 2011, the fair value of the Company's debt was estimated at $4.4 billion, which exceeded the carrying value by $387 million. Principally all of the Company's debt is classified within Level 1 of the fair value hierarchy because the fair value of the debt is estimated based on rates currently offered to the Company with identical terms and maturities, using quoted active market prices and yields, taking into account the underlying terms of the debt instruments.

6.    SETTLEMENT OF CALIFORNIA LAWSUIT

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

7.    TAXES ON INCOME

Income tax expense for the nine months ended September 30, 2012 and 2011 was $317 million and $256 million, respectively. The decrease in the effective income tax rate for the nine months ended September 30, 2012, compared to the prior year period, is primarily due to the Medi-Cal charge in the first quarter of 2011 (see Note 6), a portion for which a tax benefit was not recorded.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

8.    GOODWILL AND INTANGIBLE ASSETS

The changes in goodwill for the nine months ended September 30, 2012 and for the year ended December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
Balance at beginning of period	$5,795,765	$5,101,938
Goodwill acquired during the period	28,144	701,087
Increase (decrease) related to foreign currency translation	13,270	(7,260)
Balance at end of period	$5,837,179	$5,795,765

Approximately 90% of the Company’s goodwill as of September 30, 2012 and December 31, 2011 was associated with its clinical testing business.

For the nine months ended September 30, 2012, goodwill acquired was principally associated with the acquisition of S.E.D. Medical Laboratories. Of the all-cash purchase price of $50.5 million, approximately $28 million and $19 million, respectively, represented goodwill, which is deductible for tax purposes, and intangible assets, principally comprised of customer-related intangibles.

For the year ended December 31, 2011, goodwill acquired was principally associated with the Athena Diagnostics ("Athena") and Celera Corporation ("Celera") acquisitions. A full description of the Company’s acquisitions is contained in Note 4 to the Consolidated Financial Statements in the Company’s 2011 Annual Report on Form 10-K.

Intangible assets at September 30, 2012 and December 31, 2011 consisted of the following:

	Weighted Average Amortization Period	September 30, 2012			December 31, 2011
		Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Amortizing intangible assets:
Customer-related intangibles	19 years	$650,739	$(218,838)	$431,901	$630,671	$(193,131)	$437,540
Non-compete agreements	4 years	46,174	(22,366)	23,808	45,798	(14,633)	31,165
Technology	14 years	172,167	(39,622)	132,545	165,113	(27,929)	137,184
Other	8 years	149,752	(40,086)	109,666	146,613	(23,552)	123,061
Total	16 years	1,018,832	(320,912)	697,920	988,195	(259,245)	728,950

Intangible assets not subject to amortization:
Tradenames		303,320	—	303,320	300,648	—	300,648
In-process research and development		120	—	120	5,250	—	5,250
Other		1,159	—	1,159	764	—	764
Total intangible assets		$1,323,431	$(320,912)	$1,002,519	$1,294,857	$(259,245)	$1,035,612

Amortization expense related to intangible assets was $20.0 million and $19.4 million for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, amortization expense related to intangible assets was $60.4 million and $47.8 million, respectively.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

The estimated amortization expense related to amortizable intangible assets for each of the five succeeding fiscal years and thereafter as of September 30, 2012 is as follows:

Fiscal Year Ending December 31,
Remainder of 2012	$19,954
2013	78,643
2014	76,287
2015	64,925
2016	58,215
2017	53,635
Thereafter	346,261
Total	$697,920

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

A summary of the fair values of derivative instruments in the consolidated balance sheets is stated in the table below:

	September 30, 2012		December 31, 2011
	Balance Sheet Classification	Fair Value	Balance Sheet Classification	Fair Value
Derivatives Designated as Hedging Instruments
Asset Derivatives:
Interest rate swaps	Other assets	$870	Other assets	$56,520

Liability Derivatives:
Interest rate swaps	Other liabilities	1,148	Other liabilities	—

Derivatives Not Designated as Hedging Instruments
Asset Derivatives:
Foreign currency forward contracts	Other current assets	544	Other current assets	180

Liability Derivatives:
Foreign currency forward contracts	Other current liabilities	—	Other current liabilities	1,648

Total Net Derivatives Asset		$266		$55,052

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

Interest Rate Derivatives – Cash Flow Hedges

The Company has entered into various interest rate lock agreements and forward starting interest rate swap agreements to hedge part of the Company's interest rate exposure associated with the variability in future cash flows attributable to changes in interest rates. The total net loss, net of taxes, recognized in accumulated other comprehensive income (loss), related to the Company's cash flow hedges as of September 30, 2012 and December 31, 2011 was $7.0 million and $7.7 million, respectively. The loss recognized on the Company's cash flow hedges for the three and nine months ended September 30, 2012 and 2011, as a result of ineffectiveness, was not material. The net amount of deferred losses on cash flow hedges that is expected to be reclassified from accumulated other comprehensive income (loss) into earnings within the next twelve months is $1.3 million.

Interest Rate Derivatives – Fair Value Hedges

The Company maintains various fixed-to-variable interest rate swaps to convert a portion of the Company's long-term debt into variable interest rate debt. These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2016 and a portion of the Senior Notes due 2020. In prior years, the Company entered into various fixed-to-variable interest rate swap agreements with an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 0.54% and one-month LIBOR plus 1.33%. In July 2012, the Company monetized the value of these interest rate swap assets by terminating the hedging instruments. The asset value, including accrued interest through the date of termination, was $71.8 million and the amount to be amortized as a reduction of interest expense over the remaining terms of the hedged debt instruments was $65.2 million. Immediately after the termination of these interest rate swaps, the Company entered into new fixed-to-variable interest rate swap agreements on the same Senior Notes. The new interest rate swaps have an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 2.3% and one-month LIBOR plus 3.6%.

The interest rate swaps associated with the Senior Notes due 2016 are classified as assets with fair values of $0.9 million and $10.9 million at September 30, 2012 and December 31, 2011, respectively. The interest rate swaps associated with the Senior Notes due 2020 are classified as a liability with a fair value of $1.1 million at September 30, 2012 and an asset of $45.6 million at December 31, 2011. Since inception, the fair value hedges have been effective; therefore, there is no impact on earnings for the three and nine months ended September 30, 2012 and 2011 as a result of hedge ineffectiveness.

Foreign Currency Risk

The Company is exposed to market risk for changes in foreign exchange rates primarily under certain intercompany receivables and payables. Foreign exchange forward contracts are used to mitigate the exposure of the eventual net cash inflows or outflows resulting from these intercompany transactions. The objective is to hedge a portion of the forecasted foreign currency risk over a rolling 12-month time horizon to mitigate the eventual impacts of changes in foreign exchange rates on the cash flows of the intercompany transactions. As of September 30, 2012, the gross notional amount of foreign currency forward contracts in U.S. dollars was $12.3 million and principally consists of contracts in Swedish krona. The Company does not designate these derivative instruments as hedges under current accounting standards unless the benefits of doing so are material. The Company's foreign exchange exposure is not material to the Company's consolidated financial condition or results of operations. The Company does not hedge its net investment in non-U.S. subsidiaries because it views those investments as long-term in nature.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

10.    STOCKHOLDERS’ EQUITY

Components of Comprehensive Income

The market valuation adjustments represent unrealized holding gains (losses) on available-for-sale securities, net of taxes. The net deferred loss on cash flow hedges represents deferred losses on the Company’s interest rate related derivative financial instruments designated as cash flow hedges, net of amounts reclassified to interest expense (see Note 9). For the three and nine months ended September 30, 2012 and 2011, the tax effects related to the market valuation adjustments and deferred losses were not material. Foreign currency translation adjustments are not adjusted for income taxes since they relate to indefinite investments in non-U.S. subsidiaries.

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

For the three months ended September 30, 2012, the Company repurchased 832 thousand shares of its common stock at an average price of $60.12 per share for a total of $50 million. For the nine months ended September 30, 2012, the Company repurchased 2.6 million shares of its common stock at an average price of $58.57 per share for a total of $150 million. For the three and nine months ended September 30, 2012, the Company reissued 1.2 million shares and 3.4 million shares, respectively, for employee benefit plans. At September 30, 2012, $915 million remained available under the Company’s share repurchase authorizations.

For the three months ended September 30, 2011, the Company repurchased 1.0 million shares of its common stock at an average price of $47.79 per share for a total of $50 million. For the nine months ended September 30, 2011, the Company repurchased 16.4 million shares of its common stock at an average price of $53.89 per share for a total of $885 million, including 15.4 million shares purchased in the first quarter from SB Holdings Capitial Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $54.30 per share for a total of $835 million. For the three and nine months ended September 30, 2011, the Company reissued 0.2 million shares and 2.7 million shares, respectively, for employee benefit plans.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

11.    SUPPLEMENTAL CASH FLOW & OTHER DATA

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Depreciation expense	$51,310	$53,945	$154,939	$161,588

Interest expense	(41,685)	(44,059)	(127,311)	(129,570)
Interest income	657	651	2,008	1,652
Interest expense, net	(41,028)	(43,408)	(125,303)	(127,918)

Interest paid	47,390	55,718	129,380	128,301
Income taxes paid	89,338	24,934	292,147	132,655

Assets acquired under capital leases	1,215	2,927	4,170	5,624

Businesses acquired:
Fair value of assets acquired	—	4,729	50,800	1,560,173
Fair value of liabilities assumed	—	—	269	148,192
Fair value of net assets acquired	—	4,729	50,531	1,411,981
Merger consideration paid (payable)	6	157,409	43	(1,151)
Cash paid for business acquisitions	6	162,138	50,574	1,410,830
Less: Cash acquired	—	—	—	112,312
Business acquisitions, net of cash acquired	$6	$162,138	$50,574	$1,298,518

12.     COMMITMENTS AND CONTINGENCIES

The Company has a line of credit with a financial institution totaling $85 million for the issuance of letters of credit (the “Letter of Credit Line”). The Letter of Credit Line, which is renewed annually, matures on November 18, 2012.

In support of its risk management program, to ensure the Company’s performance or payment to third parties, $60 million in letters of credit were outstanding at September 30, 2012. The letters of credit primarily represent collateral for current and future automobile liability and workers’ compensation loss payments. In addition, $1 million of bank guarantees were outstanding at September 30, 2012 in support of certain foreign operations.

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

In 2010, a purported class action entitled In re Celera Corp. Securities Litigation was filed in the United States District Court for the Northern District of California against Celera Corporation and certain of its directors and current and former officers. An amended complaint filed in October 2010 alleges that from April 2008 through July 22, 2009, the defendants made false and misleading statements regarding Celera's business and financial results with an intent to defraud investors. The complaint was further amended in 2011 to add allegations regarding a financial restatement. The complaint seeks unspecified damages on behalf of an alleged class of purchasers of Celera's stock during the period in which the alleged misrepresentations were made. The Company's motion to dismiss the complaint was denied. The Company has filed a motion for reconsideration of the court's denial of the Company's motion to dismiss.

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

In September 2009, the Company received a subpoena from the Michigan Attorney General's Office seeking documents relating to the Company's pricing and billing practices as they relate to Michigan's Medicaid program. The Company cooperated with the requests. In January 2012, the State of Michigan intervened as a plaintiff in a civil lawsuit, Michigan ex rel. Hunter Laboratories LLC v. Quest Diagnostics Incorporated, et al., filed in Michigan Superior Court. The suit, originally filed by a competitor laboratory, alleges that the Company overcharged Michigan's Medicaid program. The Company's motion to dismiss the complaint was denied.

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

Reserves for Legal Matters

These matters are in different stages. Some of these matters are in their early stages. Matters may involve responding to and cooperating with various government investigations and related subpoenas. Reserves for legal matters totaled less than $5 million at both September 30, 2012 and December 31, 2011. As of September 30, 2012, the Company does not believe that any losses related to the Other Legal Matters described above are probable. While the Company believes that a reasonable possibility exists that losses may have been incurred related to the Other Legal Matters described above, based on the nature and status of these matters, potential losses, if any, cannot be estimated.

Reserves for General and Professional Liability Claims

As a general matter, providers of clinical testing services may be subject to lawsuits alleging negligence or other similar legal claims. These suits could involve claims for substantial damages. Any professional liability litigation could also have an adverse impact on the Company's client base and reputation. The Company maintains various liability insurance coverages for, among other things, claims that could result from providing, or failing to provide, clinical testing services, including inaccurate testing results, and other exposures. The Company's insurance coverage limits its maximum exposure on individual claims; however, the Company is essentially self-insured for a significant portion of these claims. Reserves for such matters, including those associated with both asserted and incurred but not reported claims, are established by considering actuarially determined losses based upon the Company's historical and projected loss experience. Such reserves totaled approximately $115 million and $127 million as of September 30, 2012 and December 31, 2011, respectively. Management believes that established reserves and present insurance coverage are sufficient to cover currently estimated exposures. Management cannot predict the outcome of any claims made against the Company. Although management does not anticipate that the ultimate outcome of any such proceedings or claims will have a material adverse effect on the Company's financial condition, given the high degree of judgment involved in establishing accruals for loss estimates related to these types of matters, the outcome may be material to the Company's results of operations or cash flows in the period in which the impact of such claims is determined or paid.

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

13.    DISCONTINUED OPERATIONS

Summarized financial information for the discontinued operations of NID, a test kit manufacturing subsidiary which was closed in 2006, is set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$—	$—	$—	$—
Income (loss) from discontinued operations before taxes	563	188	1,976	(93)
Income tax expense	(524)	(438)	(1,718)	(1,038)
Income (loss) from discontinued operations, net of taxes	$39	$(250)	$258	$(1,131)

The remaining balance sheet information related to NID was not material at September 30, 2012 and December 31, 2011.

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

At September 30, 2012, substantially all of the Company’s services are provided within the United States, and substantially all of the Company’s assets are located within the United States.

The following table is a summary of segment information for the three and nine months ended September 30, 2012 and 2011. Segment asset information is not presented since it is not used by the chief operating decision maker at the operating segment level. Operating earnings (loss) of each segment represents net revenues less directly identifiable expenses to arrive at operating income for the segment. Certain general operating expenses in 2011 have been reclassified to conform to the current year presentation of the Company's clinical laboratory testing business. General management and administrative corporate expenses, including amortization of intangible assets and the Medi-Cal charge in the first quarter of 2011 of $236 million (see Note 6), are included in general corporate expenses below. The accounting policies of the segments are the same as those of the

QUEST DIAGNOSTICS INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – CONTINUED
(dollars in thousands unless otherwise indicated)

Company as set forth in Note 2 to the Consolidated Financial Statements contained in the Company’s 2011 Annual Report on Form 10-K and Note 2 to the interim consolidated financial statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenues:
Clinical laboratory testing business	$1,687,512	$1,723,102	$5,194,591	$5,112,215
All other operating segments	163,927	183,303	500,114	518,968
Total net revenues	$1,851,439	$1,906,405	$5,694,705	$5,631,183

Operating earnings (loss):
Clinical laboratory testing business	$350,878	$348,872	$1,081,263	$1,025,765
All other operating segments	21,201	24,492	49,111	47,117
General corporate expenses	(63,346)	(51,311)	(187,308)	(403,015)
Total operating income	308,733	322,053	943,066	669,867
Non-operating expenses, net	(33,894)	(38,784)	(99,687)	(105,864)
Income from continuing operations before taxes	274,839	283,269	843,379	564,003
Income tax expense	103,340	101,126	317,111	256,114
Income from continuing operations	171,499	182,143	526,268	307,889
Income (loss) from discontinued operations, net of taxes	39	(250)	258	(1,131)
Net income	171,538	181,893	526,526	306,758
Less: Net income attributable to noncontrolling interests	8,456	10,045	26,621	25,628
Net income attributable to Quest Diagnostics	$163,082	$171,848	$499,905	$281,130

15.    SUBSEQUENT EVENT

On October 16, 2012, the Company signed a definitive agreement to purchase the clinical outreach laboratory business of UMass Memorial Medical Center, a member of UMass Memorial Health Care and the largest health care system in Central New England.

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

We remain focused on increasing shareholder returns through a combination of improved operating performance and disciplined capital deployment. To improve operating performance, we are taking steps to drive operational excellence and restore revenue growth.

In addition, we have been conducting a comprehensive review and evaluation of our strategic priorities and examining additional means of maximizing shareholder returns. This review, along with the new organization structure described below, may result in asset impairment charges, discontinued operations, and associated gains and losses on sale of assets primarily associated with our non-clinical testing businesses. We anticipate announcing a more detailed plan before the end of the year.

Initiatives to Improve Operating Efficiency and Restore Growth

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

We are engaged in a multi-year program called Invigorate which is designed to deliver $500 million in run-rate cost savings versus 2011 by the time we exit 2014. The Invigorate program is intended to address continued reimbursement pressures and labor and benefit cost increases, free up additional resources to invest in science, innovation and other growth initiatives, and enable us to improve operating profitability and quality. We anticipate roughly one-third of the savings from client support/billing, procurement and supply chain; one-third from laboratory operations and specimen acquisition; and one-third from selling, general and administrative expenses, including information technology. Common themes across many of the opportunities include standardizing systems and processes and data bases, increased use of automation and technology, and centralizing and selective outsourcing of certain activities.

In connection with our Invigorate program, we launched a voluntary retirement program to certain eligible employees that qualified for the program. We estimate that this program will contribute approximately $40 million of annualized savings once fully implemented, which we expect in the first quarter of 2013. Of the total estimated pre-tax charges for employee separation costs noted below, we expect to incur approximately $50 million in connection with the voluntary retirement program, $23.3 million of which has been incurred through September 30, 2012.

In October 2012, we launched a major management restructuring aimed at driving operational excellence and restoring growth. The key element of the organization change will be to eliminate the complexity associated with our existing structure and organize into two new business groups, Diagnostics Information Services and Diagnostic Solutions. The organizational changes are scheduled to take effect by January 1, 2013. With the launch of the new organizational structure, we will be able to focus more on customers, speed decision making and accelerate cost reductions. In connection with these changes, we expect to eliminate three management layers, and approximately 400 to 600 management positions, by the end of 2013, thereby contributing about $65 million in annualized savings to the previously announced cost reduction goal of $500 million associated with our Invigorate program. The management restructuring, including the reduction of management layers, will accelerate savings under our Invigorate program, and is expected to add between $15 million and $20 million to our previously disclosed range of charges associated with Invigorate, which is now included in our updated estimates below.

As a result of actions we have taken to accelerate our Invigorate program, we now expect to achieve approximately $150 million in annual run-rate cost savings, or about 30% of our $500 million goal, as we exit 2012, which is higher than our previously disclosed estimate of about 20%. The remainder of the annual run-rate savings are expected to be achieved in 2013 and 2014.

Currently, our updated high-level estimates of the pre-tax charges expected to be incurred through 2014 in connection with our Invigorate program total $115 million to $195 million and consist of: $55 million to $100 million of employee separation costs; $30 million to $45 million of facility-related costs; $10 million to $20 million of asset impairment charges; and $20 million to $30 million of systems conversion and integration costs. Of the total estimated pre-tax charges expected to be incurred, we estimate that $105 million to $175 million are anticipated to result in cash expenditures. The actual charges incurred in connection with the multi-year course of action could be materially different from these estimates. As detailed plans to implement the multi-year course of action are approved and executed, it will result in charges to earnings.
For additional information on the Invigorate program and associated costs, see Note 4 to the interim consolidated financial statements.

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

On January 6, 2012, we completed the acquisition of S.E.D. Medical Laboratories ("S.E.D.") for approximately $50.5 million.

The acquisitions of Athena, Celera and S.E.D. (collectively "the acquisitions") are further described in Note 4 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K and Note 8 to the interim consolidated financial statements.

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

Results of Operations

Three and Nine Months Ended September 30, 2012 Compared with Three and Nine Months Ended September 30, 2011

Continuing Operations

	Three Months Ended September 30,			Nine Months Ended September 30,
			% Increase (Decrease)			% Increase (Decrease)
	2012	2011		2012	2011
	(dollars in millions, except per share data)
Net revenues	$1,851.4	$1,906.4	(2.9)%	$5,694.7	$5,631.2	1.1%
Income from continuing operations	163.0	172.1	(5.3)%	499.6	282.3	77.0%
Earnings per diluted share	$1.01	$1.08	(6.5)%	$3.11	$1.75	77.7%

Results for the three months ended September 30, 2012 included $44.6 million of pre-tax charges, or $0.17 per diluted share, related to restructuring and integration costs primarily associated with workforce reductions and professional fees associated with further restructuring and integrating our business.

Results for the nine months ended September 30, 2012 were affected by certain items that impacted earnings per diluted share by $0.31. During the nine months ended September 30, 2012, we incurred costs of $70.2 million, or $0.27 per diluted share, primarily associated with workforce reductions and professional fees associated with further restructuring and integrating our business. Results for the nine months ended September 30, 2012 also included $10.1 million, or $0.04 per diluted share, principally associated with separation costs and accelerated vesting of certain equity awards in connection with the succession of our prior CEO.

Results for the three months ended September 30, 2011 were affected by a number of items which impacted earnings per diluted share by $0.10. In connection with a number of cost actions that we implemented in the third quarter of 2011, we recorded pre-tax charges of $27.3 million, or $0.10 per diluted share, principally associated with workforce reductions.

Results for the nine months ended September 30, 2011 were affected by a number of items which impacted earnings per diluted share by $1.55. During the first quarter of 2011, we recorded the Medi-Cal charge of $236 million, or $1.21 per diluted share, in “other operating expense, net.” In addition, results for the nine months ended September 30, 2011 included $46.7 million of pre-tax charges, or $0.18 per diluted share, principally associated with workforce reductions. Results for the nine months ended September 30, 2011 also included pre-tax charges of $19.7 million, or $0.09 per diluted share, associated with the acquisitions of Athena and Celera. Of these costs, $16.6 million, primarily related to professional fees and integration costs, were recorded in selling, general and administrative expenses and $3.1 million of financing related costs were included in interest expense, net. In addition, we estimate that the impact of severe weather during the first quarter of 2011 adversely affected operating income for the nine months ended September 30, 2011 by $18.5 million, or $0.07 per diluted share.

In addition, results for the three and nine months ended September 30, 2011 included a benefit of $0.05 per diluted share, primarily associated with the favorable resolution of certain tax contingencies.

Net Revenues

Net revenues for the three months ended September 30, 2012 were 2.9% below the prior year level.

Clinical testing revenue, which accounted for over 90% of our consolidated revenues, decreased by 2.1% for the three months ended September 30, 2012 compared to the prior year period. Clinical testing volume, measured by the number of requisitions, decreased 1.1% for the third quarter of 2012, compared to the prior year period. This decrease was principally due to fewer business days during the quarter, compared to the prior year period. Pre-employment drug testing volume grew about 7% during the third quarter of 2012.

Revenue per requisition for the three months ended September 30, 2012 decreased 1.0% from the prior year level. Favorable test mix and an increase in tests per requisition were offset by reimbursement changes, and business and payor mix changes including an increase in lower priced drugs-of-abuse testing, and a decrease in higher priced anatomic pathology testing.

Net revenues for the nine months ended September 30, 2012 were 1.1% above the prior year level with the Athena, Celera and S.E.D. acquisitions contributing approximately 1.4% to consolidated revenue growth.

Clinical testing revenue increased 1.6% for the nine months ended September 30, 2012 compared to the prior year period. The acquisitions of Athena, Celera and S.E.D. contributed about 1.2% to clinical testing revenue growth during the period. Clinical testing volume, measured by the number of requisitions, increased 1.0% compared to the prior year period. We estimate that the impact of weather favorably affected the year-over-year volume comparisons by about 0.6%, and acquisitions contributed about 0.5%. After considering the favorable impact of weather and acquisitions, underlying volume growth was essentially flat compared to the prior year period. Pre-employment drug testing volume grew about 6% during the nine months ended September 30, 2012.

Revenue per requisition for the nine months ended September 30, 2012 was 0.6% above the prior year period. Revenue per requisition continued to benefit from an increased mix in gene-based and esoteric testing, particularly from the impact of the acquired operations of Athena and Celera and an increase in the number of tests ordered per requisition. Partially offsetting these benefits were reimbursement changes, and business and payor mix changes including an increase in lower priced drugs-of-abuse testing, and a decrease in higher priced anatomic pathology testing.

Our businesses other than clinical laboratory testing accounted for approximately 9% of our net revenues for the three and nine months ended September 30, 2012 and 2011. These businesses contain most of our international operations and include our risk assessment services, clinical trials testing, healthcare information technology and diagnostic products businesses. For the three months ended September 30, 2012, combined revenues in these businesses decreased by approximately 11%, compared to the prior year period. This decrease was primarily due to a reduction of revenues in our clinical trials testing business. For the nine months ended September 30, 2012, combined revenues in these businesses decreased approximately 4% compared the prior year level. This decrease was primarily due to a reduction in revenues within our clinical trials testing business, partially offset by increased revenues associated with our diagnostics products operations acquired as part of the Celera acquisition.

Operating Costs and Expenses

	Three Months Ended September 30,
	2012		2011		Increase (Decrease)
	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue
	(dollars in millions)
Cost of services	$1,089.7	58.9%	$1,116.6	58.6%	$(26.9)	0.3%
Selling, general and administrative expenses (SG&A)	432.6	23.4	446.6	23.4	(14.0)	—
Amortization of intangible assets	20.0	1.1	19.4	1.0	0.6	0.1
Other operating expense, net	0.4	(0.1)	1.8	0.1	(1.4)	(0.2)
Total operating costs and expenses	$1,542.7	83.3%	$1,584.4	83.1%	$(41.7)	0.2%
Bad debt expense (included in SG&A)	$61.2	3.3%	$68.4	3.6%	$(7.2)	(0.3)%

	Nine Months Ended September 30,
	2012		2011		Increase (Decrease)
	$	% Net Revenue	$	% Net Revenue	$	% Net Revenue
	(dollars in millions)
Cost of services	$3,316.8	58.2%	$3,318.0	58.9%	$(1.2)	(0.7)%
Selling, general and administrative expenses (SG&A)	1,374.0	24.1	1,357.2	24.1	16.8	—
Amortization of intangible assets	60.4	1.1	47.8	0.9	12.6	0.2
Other operating expense, net	0.4	—	238.3	4.2	(237.9)	(4.2)
Total operating costs and expenses	$4,751.6	83.4%	$4,961.3	88.1%	$(209.7)	(4.7)%
Bad debt expense (included in SG&A)	$208.4	3.7%	$214.4	3.8%	$(6.0)	(0.1)%

Total Operating Costs and Expenses

For the three months ended September 30, 2012, total operating costs and expenses were $41.7 million below the prior year level, primarily driven by actions we have taken to reduce our cost structure under our Invigorate program. This decrease was partially offset by higher costs primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating our business.

Results for the three months ended September 30, 2012 included $44.6 million of pre-tax restructuring and integration charges ($20.1 million in cost of services and $24.5 million in selling, general and administrative expenses), primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating our business.

Results for the three months ended September 30, 2011 included $27.3 million of pre-tax restructuring and integration charges ($15.9 million in cost of services and $11.4 million in selling, general and administrative expenses), principally associated with workforce reductions .

For the nine months ended September 30, 2012, total operating costs and expenses were $209.7 million below the prior year level, primarily due to the impact of the 2011 Medi-Cal charge, transaction costs associated with the acquisitions of Athena and Celera in 2011 and, to a lesser extent, actions we have taken to reduce our cost structure. This decrease was partially offset by higher costs associated with employee compensation and benefits, costs incurred in connection with the succession of our prior CEO and an increase in operating expenses associated with the acquired operations of Athena, Celera and S.E.D. The decrease in total operating expenses as a percentage of net revenues compared to the prior year is principally due to the Medi-Cal charge recorded in 2011.

Results for the nine months ended September 30, 2012 included $70.2 million of pre-tax restructuring and integration charges ($28.6 million in cost of services and $41.6 million in selling, general and administrative expenses), primarily associated with workforce reductions and professional fees incurred in connection with further restructuring and integrating our business . In addition, $10.1million of pre-tax charges, associated with separation costs and accelerated vesting of certain equity awards in connection with the succession of our prior CEO, were recorded in selling, general and administrative expenses in 2012.

Results for the nine months ended September 30, 2011 included the Medi-Cal charge of $236 million recorded in connection with the California Lawsuit. In addition, results for the nine months ended September 30, 2011 included $46.7 million of pre-tax restructuring and integration charges ($24.9 million in cost of services and $21.8 million in selling, general and administrative expenses), principally associated with workforce reductions. Results for the nine months ended September 30, 2011 also included pre-tax transaction costs of $16.6 million associated with the acquisitions of Athena and Celera, primarily related to professional fees, which were recorded in selling, general and administrative expenses.

Also, year-over-year comparisons for both the three and nine months ended September 30, 2012 were unfavorably impacted by approximately $8.4 million and $9.5 million, respectively, associated with gains and losses on investments in our supplemental deferred compensation plans. Under our supplemental deferred compensation plans, employee compensation deferrals, together with Company matching contributions, are invested in a variety of investments held in trusts. Gains and losses associated with the investments are recorded in earnings within other income (expense), net. A corresponding and offsetting adjustment is also recorded to the deferred compensation obligation to reflect investment gains and losses earned by the employee. Such adjustments to the deferred compensation obligation are recorded in earnings principally within selling, general and administrative expenses and offset the amount of investment gains and losses recorded in other income (expense), net. Results for the three and nine months ended September 30, 2012 included an increase in operating costs of $2.5 million and $6.0 million, respectively, representing increases in the deferred compensation obligation to reflect investment gains earned by employees participating in our deferred compensation plans. Results for the three and nine months ended September 30, 2011 included a decrease in operating costs of $5.9 million and $3.5 million, respectively, representing decreases in the deferred compensation obligation to reflect investment losses incurred by employees participating in our deferred compensation plans.

Cost of Services

The increase in cost of services as a percentage of net revenues for the three months ended September 30, 2012 is primarily due to higher costs associated with restructuring and integration activities, compared to the prior year period. Higher costs associated with employee compensation and benefits were essentially offset by the impact of actions we have taken to reduce our cost structure.

The year over year decrease in cost of services as a percentage of revenues for the nine months ended September 30, 2012, primarily reflects the impact of actions we have taken to reduce our cost structure, and the impact of the acquired operations of Athena and Celera which serve to reduce the percentage. In addition, severe weather in 2011, which served to reduce revenues and increase costs as a percentage of revenues, contributed to higher cost of services as a percentage of revenues in 2011 compared to the current year period.

Selling, General and Administrative Expenses

Selling, general and administrative expenses as a percentage of net revenues for the three months ended September 30, 2012 was essentially unchanged compared to the prior year period. Higher costs associated with restructuring and integration activities in 2012 compared to the prior year period, were essentially offset by the impact of actions we have taken to reduce our cost structure.

Selling, general and administrative expenses as a percentage of net revenues for the nine months ended September 30, 2012 was essentially unchanged compared to the prior year period. Higher costs associated with restructuring and integration activities in 2012, the impact of the acquired operations of Athena and Celera, and costs incurred in connection with the succession of our prior CEO served to increase the percentage compared to the prior year. These increases were essentially offset by the impact of actions we have taken to reduce our cost structure, and the favorable impact on the year over year comparisons of the severe weather in 2011, and the transaction costs associated with the Athena and Celera acquisitions that were incurred during the 2011.

For the three and nine months ended September 30, 2012, bad debt expense as a percentage of net revenues improved compared to the prior year periods, primarily as a result of continued improvement efforts in this area.

Amortization of Intangible Assets

The increase in amortization of intangible assets for the nine months ended September 30, 2012, compared to the prior year period, primarily reflects the impact of amortization of intangible assets acquired as part of the Athena, Celera and S.E.D. acquisitions.

Other Operating Expense, net

Other operating expense, net includes special charges, and miscellaneous income and expense items related to operating activities. For the nine months ended September 30, 2011, other operating expense, net included the Medi-Cal charge of $236 million recorded in connection with the California Lawsuit.

Operating Income

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase (Decrease)			Increase (Decrease)
	2012	2011		2012	2011
	(dollars in millions)
Operating income	$308.7	$322.1	$(13.4)	$943.1	$669.9	$273.2
Operating income as a % of net revenues	16.7%	16.9%	(0.2)%	16.6%	11.9%	4.7%

The decrease in operating income as a percentage of net revenues for the three months ended September 30, 2012, compared to the prior year period, primarily reflects higher costs associated with restructuring and integration activities and lower revenues. Partially offsetting these items were actions we have taken to reduce our cost structure.

The impacts of the Medi-Cal charge and severe weather in the first quarter of 2011 served to decrease operating income as a percentage of net revenues in 2011 and are the principal drivers of the improved operating income as a percentage of net revenues for the nine months ended September 30, 2012. Also contributing to the improvement are actions we have taken to reduce our cost structure. Partially offsetting these improvements are higher costs associated with restructuring and integration activities, employee compensation and benefits, and costs incurred in connection with the succession of our prior CEO.

Interest Expense, net

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase (Decrease)			Increase (Decrease)
	2012	2011		2012	2011
	(dollars in millions)
Interest expense, net	$41.0	$43.4	$(2.4)	$125.3	$127.9	$(2.6)

Interest expense, net for the three and nine months ended September 30, 2012 decreased, compared to prior year periods, primarily due to lower average outstanding debt balances in 2012 and the financing commitment fees incurred in 2011 related to the acquisition of Celera.

Other Income (Expense), net

Other income (expense), net represents miscellaneous income and expense items related to non-operating activities, such as gains and losses associated with investments and other non-operating assets. For the three and nine months ended September 30, 2012 and 2011, other income (expense), net consisted of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase (Decrease)			Increase (Decrease)
	2012	2011		2012	2011
	(dollars in millions)
Investment gains (losses) associated with our supplemental deferred compensation plans	$2.5	$(5.9)	$8.4	$6.0	$(3.5)	$9.5
Gain on an investment	—	3.2	(3.2)	—	3.2	(3.2)
Other expense items, net	—	—	—	—	(0.5)	0.5
Total other income (expense), net	$2.5	$(2.7)	$5.2	$6.0	$(0.8)	$6.8

Income Tax Expense

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase (Decrease)			Increase (Decrease)
	2012	2011		2012	2011
	(dollars in millions)
Income tax expense	$103.3	$101.1	$2.2	$317.1	$256.1	$61.0
Effective income tax rate	37.6%	35.7%	1.9%	37.6%	45.4%	(7.8)%

The increase in the effective income tax rate for the three months ended September 30, 2012, compared to the prior year period, is due primarily to an income tax benefit of $7.9 million associated with the favorable resolution of certain tax contingencies recorded in the three months ended September 30, 2011.

The decrease in the effective income tax rate for the nine months ended September 30, 2012, compared to the prior year period, is due primarily to the Medi-Cal charge in 2011, a portion for which a tax benefit was not recorded.

Discontinued Operations

There was no impact associated with discontinued operations, net of taxes, for the three months ended September 30, 2012. For the three months ended September 30, 2011, results from discontinued operations, net of taxes was a loss of $0.3 million, with a $0.01 negative impact on diluted earnings per share. Results from discontinued operations, net of taxes for the nine months ended September 30, 2012 was income of $0.3 million with no impact on diluted earnings per share and a loss of $1.1 million, with a $0.01 negative impact on diluted earnings per share, for the nine months ended September 30, 2011. See Note 13 to the interim consolidated financial statements for further details.

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

At September 30, 2012 and December 31, 2011, the fair value of our debt was estimated at approximately $4.1 billion and $4.4 billion, respectively, using quoted active market prices and yields for the same or similar types of borrowings, taking into account the underlying terms of the debt instruments. At September 30, 2012 and December 31, 2011, the estimated fair value exceeded the carrying value of the debt by $521 million and $387 million, respectively. A hypothetical 10% increase in interest rates (representing 47 basis points and 41 basis points at September 30, 2012 and December 31, 2011, respectively) would potentially reduce the estimated fair value of our debt by approximately $99 million and $112 million at September 30, 2012 and December 31, 2011, respectively.

Borrowings under our floating rate senior notes due 2014, our senior unsecured revolving credit facility and our secured receivables credit facility are subject to variable interest rates. Interest on our secured receivables credit facility is based on rates that are intended to approximate commercial paper rates for highly-rated issuers. Interest on our senior unsecured revolving credit facility is subject to a pricing schedule that can fluctuate based on changes in our credit ratings. As such, our borrowing cost under this credit arrangement will be subject to both fluctuations in interest rates and changes in our credit ratings. At September 30, 2012, the borrowing rates under these debt instruments were: for our floating rate senior notes due 2014, LIBOR plus 0.85%; for our senior unsecured revolving credit facility, LIBOR plus 1.125%; and for our secured receivables credit facility, 0.97%. At September 30, 2012, the weighted average LIBOR was 0.4%. As of September 30, 2012, $200 million was outstanding under our floating rate senior notes due 2014 and $145 million was outstanding under our $525 million secured receivables credit facility. There were no borrowings outstanding under our $750 million senior unsecured revolving credit facility as of September 30, 2012.

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

In prior years, we entered into various fixed-to-variable interest rate swap agreements with an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 0.54% and one-month LIBOR plus 1.33%. In July 2012, we monetized the value of these interest rate swap assets by terminating the hedging instruments. The asset value, including accrued interest through the date of termination, was $71.8 million and the amount to be amortized as a reduction of interest expense over the remaining terms of the hedged debt instruments was $65.2 million. Immediately after the termination of these interest rate swaps, we entered into new fixed-to-variable interest rate swap agreements on the same Senior Notes. The new interest rate swaps have an aggregate notional amount of $550 million and variable interest rates based on six-month LIBOR plus 2.3% and one-month LIBOR plus 3.6%. These derivative financial instruments are accounted for as fair value hedges of a portion of the Senior Notes due 2016 and a portion of the Senior Notes due 2020. Based on our net exposure to interest rate changes, a hypothetical 10% change in interest rates on our variable rate indebtedness (representing 4 basis points) would impact annual interest expense by approximately $0.4 million, assuming no changes to the debt outstanding at September 30, 2012.

The fair value of the fixed-to-variable interest rate swap agreements related to our Senior Notes due 2016 was an asset of $0.9 million at September 30, 2012. A hypothetical 10% change in interest rates (representing 10 basis points) would potentially change the fair value of the asset by $0.5 million. The fair value of the fixed-to-variable interest rate swap agreements related to our Senior Notes due 2020 was a liability of $1.1 million at September 30, 2012. A hypothetical 10% change in interest rates (representing 10 basis points) would potentially change the fair value of this liability by $2.9 million.

For further details regarding our outstanding debt, see Note 11 to the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K for the year ended December 31, 2011. For details regarding our financial instruments, see Note 9 to the interim consolidated financial statements.

Risk Associated with Investment Portfolio

Our investment portfolio includes equity investments comprised primarily of strategic equity holdings in privately held companies. These securities are exposed to price fluctuations and are generally concentrated in the life sciences industry. The carrying value of our equity investments was $12.4 million at September 30, 2012.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2012 totaled $192 million, compared to $165 million at December 31, 2011. Cash and cash equivalents consist of cash and highly liquid short-term investments. For the nine months ended September 30, 2012, cash flows from operating activities of $807 million were used to fund investing and financing activities of $175 million and $605 million, respectively. Cash and cash equivalents at September 30, 2011 totaled $111 million compared to $449 million at December 31, 2010. For the nine months ended September 30, 2011, cash flows from operating activities of $558 million, together with cash on hand and cash flows from financing activities of $306 million, were used to fund investing activities of $1.2 billion.

Cash Flows from Operating Activities

Net cash provided by operating activities for the nine months ended September 30, 2012 was $807 million compared to $558 million in the prior year period. Cash flows from operating activities for the nine months ended September 30, 2012 included $72 million of proceeds associated with the termination of certain interest rate swap agreements. For the nine months ended September 30, 2011, cash flows from operating activities included the second quarter payment to Medi-Cal, the California Medicaid program, of $241 million (see Note 6 to the interim consolidated financial statements), or $194 million net of an associated reduction in estimated tax payments through the third quarter. In addition, year-over-year comparisons were impacted by an increase in income taxes paid associated with the timing of estimated tax payments in 2011. Days sales outstanding, a measure of billing and collection efficiency, was 46 days at September 30, 2012, compared to 45 days at December 31, 2011 and 44 days at September 30, 2011. The increase in days sales outstanding is primarily due to the timing of cash receipts, which were impacted by fewer collection days in September 2012, compared to the prior periods.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 was $175 million, and consisted principally of $50.5 million related to the S.E.D. acquisition and capital expenditures of $122 million.

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

Cash Flows from Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2012 was $605 million, consisting primarily of net decreases in debt of $507 million, purchases of treasury stock of $150 million, dividend payments of $81 million and distributions to noncontrolling interests of $24 million. These decreases were partially offset by proceeds from the exercise of stock options and related tax benefits totaling $148 million. The net decrease in debt consists of $715 million of borrowings and $1.2 billion of repayments.

The borrowings of $715 million represent amounts borrowed under our secured receivables credit facility. The repayments of $1.2 billion represent the repayment of our $560 million term loan due May 2012, and $655 million of repayments under our secured receivables credit facility.

Net cash provided by financing activities for the nine months ended September 30, 2011 was $306 million, consisting primarily of net increases in debt of $1.2 billion, and proceeds from the exercise of stock options and related tax benefits totaling $109 million, partially offset by purchases of treasury stock of $885 million, dividend payments of $49 million, distributions to noncontrolling interests of $26 million and $13 million of payments primarily related to debt issuance costs incurred in connection with our senior notes offering in the first quarter of 2011 and our senior unsecured revolving credit facility in the third quarter of 2011. The 2011 net increase in debt consists of $2.7 billion of borrowings and $1.5 billion of repayments.

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

Dividends

During each of the first three quarters of 2011, our Board of Directors declared a quarterly cash dividend of $0.10 per common share, and in October 2011, declared an increase in the quarterly cash dividend from $0.10 per common share to $0.17 per common share. During each of the quarters in 2012, our Board of Directors declared a quarterly cash dividend of $0.17 per common share. We expect to fund future dividend payments with cash flows from operations, and do not expect the dividend to have a material impact on our ability to finance future growth.

Share Repurchases

In January 2012, our Board of Directors authorized $1 billion of additional share repurchases of our common stock, increasing our total available authorization at that time to $1.1 billion. The share repurchase authorization has no set expiration or termination date.

For the three months ended September 30, 2012, we repurchased 832 thousand shares of our common stock at an average price of $60.12 per share for a total of $50 million. For the nine months ended September 30, 2012, we repurchased 2.6 million shares of our common stock at an average price of $58.57 per share for a total of $150 million. At September 30, 2012, $915 million remained available under share repurchase authorizations.

For the three months ended September 30, 2011, we repurchased 1.0 million shares of our common stock at an average price of $47.79 per share for a total of $50 million. For the nine months ended September 30, 2011, we repurchased 16.4 million shares of our common stock at an average price of $53.89 per share for a total of $885 million, including 15.4 million shares purchased in the first quarter from SB Holdings Capitial Inc., a wholly-owned subsidiary of GlaxoSmithKline plc., at an average price of $54.30 per share for a total of $835 million.

Contractual Obligations and Commitments

The following table summarizes certain of our contractual obligations as of September 30, 2012:

	Payments due by period
	(in thousands)
Contractual Obligations	Total	Remainder of 2012	1-3 years	3-5 years	After 5 years
Outstanding debt	$3,445,000	$145,000	$200,000	$800,000	$2,300,000
Capital lease obligations	45,087	2,378	18,709	9,100	14,900
Interest payments on outstanding debt	2,098,701	32,497	329,414	293,609	1,443,181
Operating leases	640,485	50,998	296,033	163,317	130,137
Purchase obligations	91,408	8,454	62,716	15,773	4,465
Merger consideration obligation	960	960	—	—	—
Total contractual obligations	$6,321,641	$240,287	$906,872	$1,281,799	$3,892,683

Interest payments on our long-term debt have been calculated after giving effect to our interest rate swap agreements, using the interest rates as of September 30, 2012 applied to the September 30, 2012 balances, which are assumed to remain outstanding through their maturity dates.

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

As of September 30, 2012, our total liabilities associated with unrecognized tax benefits were approximately $202 million, which were excluded from the table above. We believe it is reasonably possible that these liabilities may decrease by up to approximately $17 million within the next twelve months, primarily as a result of the expiration of statutes of limitations, settlements and/or the conclusion of tax examinations on certain tax positions. For the remainder, we cannot make reasonably reliable estimates of the timing of the future payments of these liabilities. See Note 6 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K for information regarding our contingent tax liability reserves.

Our credit agreements contain various covenants and conditions, including the maintenance of certain financial ratios, that could impact our ability to, among other things, incur additional indebtedness. As of September 30, 2012, we were in compliance with the various financial covenants included in our credit agreements and we do not expect these covenants to adversely impact our ability to execute our growth strategy or conduct normal business operations.

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

Requirements and Capital Resources

We estimate that we will invest approximately $180 million during 2012 for capital expenditures, to support and expand our existing operations, principally related to investments in information technology, laboratory equipment and facilities. We expect to fund the repayment of our short-term borrowings and the current portion of our long-term debt using cash on hand and existing credit facilities.

As of September 30, 2012, $1.1 billion of borrowing capacity was available under our existing credit facilities, consisting of $380 million available under our secured receivables credit facility and $750 million available under our senior unsecured revolving credit facility.

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

Recent Accounting Pronouncements Not Yet Effective

In July 2012, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting standards related to the testing of indefinite-lived intangible assets, other than goodwill, for impairment. The impact of this accounting standard is discussed in Note 2 to the interim consolidated financial statements.

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

During the third quarter of 2012, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

See Note 12 to the interim consolidated financial statements for information regarding the status of legal proceedings involving the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The table below sets forth the information with respect to purchases made by or on behalf of the Company of its common stock during the third quarter of 2012.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2012 – July 31, 2012
Share Repurchase Program (A)	76,500	$58.70	76,500	$960,566
Employee Transactions (B)	112	$59.89	N/A	N/A
August 1, 2012 – August 31, 2012
Share Repurchase Program (A)	574,900	$59.85	574,900	$926,160
Employee Transactions (B)	1,763	$59.42	N/A	N/A
September 1, 2012 – September 30, 2012
Share Repurchase Program (A)	180,200	$61.60	180,200	$915,061
Employee Transactions (B)	389	$61.46	N/A	N/A
Total
Share Repurchase Program (A)	831,600	$60.12	831,600	$915,061
Employee Transactions (B)	2,264	$59.79	N/A	N/A

(A)
In January 2012, our Board of Directors authorized the Company to repurchase an additional $1 billion of the Company’s common stock, increasing the total available authorization at that time to $1.1 billion. The share repurchase authorization has no set expiration or termination date. Since the share repurchase program’s inception in May 2003, our Board of Directors has authorized $5.5 billion of share repurchases of our common stock through September 30, 2012.

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

Item 6.	Exhibits

Exhibits:

3.1	Restated Certificate of Incorporation, as amended

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

101.INS	dgx-20120930.xml

101.SCH	dgx-20120930.xsd

101.CAL	dgx-20120930_cal.xml

101.DEF	dgx-20120930_def.xml

101.LAB	dgx-20120930_lab.xml

101.PRE	dgx-20120930_pre.xml

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 24, 2012
Quest Diagnostics Incorporated

By	/s/ Stephen H. Rusckowski
Stephen H. Rusckowski
President and Chief Executive Officer

By	/s/ Robert A. Hagemann
Robert A. Hagemann
Senior Vice President and Chief Financial Officer